Form 10-Q
period 2011-09-30
KINDRED HEALTHCARE, INC
filed 2011-11-09
CIK 1060009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑ QUARTERLY	REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Large accelerated filer	☐	Accelerated filer	☑

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No   ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at October 31, 2011
Common stock, $0.25 par value	52,121,641 shares

1 of 73

KINDRED HEALTHCARE, INC.

FORM 10-Q

INDEX

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited):

	Condensed Consolidated Statement of Operations—for the three months ended September 30, 2011 and 2010 and for the nine months ended September 30, 2011 and 2010	3

	Condensed Consolidated Balance Sheet—September 30, 2011 and December 31, 2010	4

	Condensed Consolidated Statement of Cash Flows—for the three months ended September 30, 2011 and 2010 and for the nine months ended September 30, 2011 and 2010	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	39

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	69

Item 4.	Controls and Procedures	70

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	71

Item 6.	Exhibits	72

KINDRED HEALTHCARE, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Revenues	$1,514,062	$1,053,012	$3,999,075	$3,224,213

Salaries, wages and benefits	900,570	613,607	2,344,398	1,852,987
Supplies	107,514	83,753	294,254	255,094
Rent	105,511	89,295	292,641	266,595
Other operating expenses	332,017	234,968	878,518	707,859
Other income	(2,815)	(2,794)	(8,480)	(8,735)
Depreciation and amortization	46,947	29,167	117,367	90,140
Interest expense	25,790	1,642	54,675	4,247
Investment income	(37)	(403)	(789)	(903)

	1,515,497	1,049,235	3,972,584	3,167,284

Income (loss) from continuing operations before income taxes	(1,435)	3,777	26,491	56,929
Provision (benefit) for income taxes	(2,342)	(1,323)	9,848	20,538

Income from continuing operations	907	5,100	16,643	36,391
Discontinued operations, net of income taxes:
Income (loss) from operations	1,119	(260)	1,527	(327)
Gain on divestiture of operations	—	86	—	3

Income (loss) from discontinued operations	1,119	(174)	1,527	(324)

Net income	2,026	4,926	18,170	36,067
(Earnings) loss attributable to noncontrolling interests	(241)	—	180	—

Income attributable to Kindred	$1,785	$4,926	$18,350	$36,067

Amounts attributable to Kindred stockholders:
Income from continuing operations	$666	$5,100	$16,823	$36,391
Income (loss) from discontinued operations	1,119	(174)	1,527	(324)

Net income	$1,785	$4,926	$18,350	$36,067

Earnings per common share:
Basic:
Income from continuing operations	$0.01	$0.13	$0.37	$0.92
Discontinued operations:
Income (loss) from operations	0.02	(0.01)	0.03	(0.01)
Gain on divestiture of operations	—	—	—	—

Net income	$0.03	$0.12	$0.40	$0.91

Diluted:
Income from continuing operations	$0.01	$0.13	$0.37	$0.92
Discontinued operations:
Income (loss) from operations	0.02	(0.01)	0.03	(0.01)
Gain on divestiture of operations	—	—	—	—

Net income	$0.03	$0.12	$0.40	$0.91

Shares used in computing earnings per common share:
Basic	51,329	38,778	44,577	38,720
Diluted	51,406	38,838	44,934	38,855

See accompanying notes.

KINDRED HEALTHCARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

(In thousands, except per share amounts)

	September 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$34,095	$17,168
Cash—restricted	5,402	5,494
Insurance subsidiary investments	64,846	76,753
Accounts receivable less allowance for loss of $22,631—September 30, 2011 and $13,584—December 31, 2010	972,340	631,877
Inventories	30,821	24,327
Deferred tax assets	28,799	13,439
Income taxes	18,039	42,118
Other	30,796	24,862

	1,185,138	836,038

Property and equipment	1,926,726	1,754,170
Accumulated depreciation	(875,885)	(857,623)

	1,050,841	896,547

Goodwill	1,123,699	242,420
Intangible assets less accumulated amortization of $11,169—September 30, 2011 and $3,731—December 31, 2010	506,066	92,883
Assets held for sale	7,094	7,167
Insurance subsidiary investments	104,298	101,210
Deferred tax assets	—	88,816
Other	198,441	72,334

Total assets	$4,175,577	$2,337,415

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$218,523	$174,495
Salaries, wages and other compensation	392,297	291,116
Due to third party payors	41,436	27,115
Professional liability risks	41,728	41,555
Other accrued liabilities	140,840	87,012
Long-term debt due within one year	10,539	91

	845,363	621,384

Long-term debt	1,489,359	365,556
Professional liability risks	224,903	207,669
Deferred tax liabilities	26,678	—
Deferred credits and other liabilities	189,814	111,047

Noncontrolling interests-redeemable	9,626	—

Commitments and contingencies

Equity:
Stockholders’ equity:
Common stock, $0.25 par value; authorized 175,000 shares; issued 52,112 shares—September 30, 2011 and 39,495 shares—December 31, 2010	13,028	9,874
Capital in excess of par value	1,135,032	828,593
Accumulated other comprehensive income (loss)	(1,000)	135
Retained earnings	211,003	193,157

	1,358,063	1,031,759
Noncontrolling interests-nonredeemable	31,771	—

Total equity	1,389,834	1,031,759

Total liabilities and equity	$4,175,577	$2,337,415

See accompanying notes.

KINDRED HEALTHCARE, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(In thousands)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Cash flows from operating activities:
Net income	$2,026	$4,926	$18,170	$36,067
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	46,947	29,167	117,367	90,140
Amortization of stock-based compensation costs	3,505	2,593	9,611	8,114
Payment of lender fees related to debt issuance	—	—	(46,232)	—
Provision for doubtful accounts	7,793	6,110	22,049	18,387
Deferred income taxes	(2,286)	(3,017)	(4,975)	(13,744)
Impairment charges	26,712	—	26,712	—
Gain on divestiture of discontinued operations	—	(86)	—	(3)
Other	(922)	(2,792)	1,465	(1,866)
Change in operating assets and liabilities:
Accounts receivable	(27,497)	8,146	(108,072)	(21,379)
Inventories and other assets	6,304	(1,088)	3,649	(7,574)
Accounts payable	(831)	(7,515)	386	(15,693)
Income taxes	(6,881)	3,981	20,792	25,734
Due to third party payors	1,143	12,123	4,698	10,099
Other accrued liabilities	10,505	15,361	52,186	22,573

Net cash provided by operating activities	66,518	67,909	117,806	150,855

Cash flows from investing activities:
Routine capital expenditures	(36,595)	(28,623)	(95,263)	(69,108)
Development capital expenditures	(44,152)	(20,364)	(69,570)	(40,219)
Acquisitions, net of cash acquired	(50,928)	(38,379)	(710,907)	(87,869)
Sale of assets	—	—	1,714	—
Purchase of insurance subsidiary investments	(8,867)	(10,566)	(25,904)	(34,684)
Sale of insurance subsidiary investments	10,398	11,138	37,587	72,971
Net change in insurance subsidiary cash and cash equivalents	(826)	(3,111)	(4,870)	(10,612)
Change in other investments	—	—	1,000	2
Other	(663)	698	(692)	1,279

Net cash used in investing activities	(131,633)	(89,207)	(866,905)	(168,240)

Cash flows from financing activities:
Proceeds from borrowings under revolving credit	533,200	457,900	1,633,300	1,109,900
Repayment of borrowings under revolving credit	(474,700)	(432,800)	(1,749,800)	(1,092,400)
Proceeds from issuance of senior unsecured notes	—	—	550,000	—
Proceeds from issuance of term loan, net of discount	—	—	693,000	—
Repayment of other long-term debt	(2,545)	(22)	(348,233)	(64)
Payment of deferred financing costs	(1,855)	(1,361)	(8,715)	(1,414)
Issuance of common stock	—	—	3,019	35
Purchase of noncontrolling interests in subsidiaries	(7,292)	—	(7,292)	—
Other	3	—	747	346

Net cash provided by financing activities	46,811	23,717	766,026	16,403

Change in cash and cash equivalents	(18,304)	2,419	16,927	(982)
Cash and cash equivalents at beginning of period	52,399	12,902	17,168	16,303

Cash and cash equivalents at end of period	$34,095	$15,321	$34,095	$15,321

Supplemental information:
Issuance of common stock in RehabCare acquisition	$—	$—	$300,426	$—
Financing costs paid in connection with RehabCare acquisition	—	—	13,074	—
Interest payments	5,839	1,110	12,783	3,376
Income tax payments (refunds)	10,848	468	(2,435)	11,021

See accompanying notes.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1—BASIS OF PRESENTATION

Business

Kindred Healthcare, Inc. is a healthcare services company that through its subsidiaries operates long-term acute care (“LTAC”) hospitals, inpatient rehabilitation hospitals, nursing and rehabilitation centers, assisted living facilities and a contract rehabilitation services business across the United States (collectively, the “Company” or “Kindred”). At September 30, 2011, the Company’s hospital division operated 120 LTAC hospitals and five inpatient rehabilitation hospitals in 26 states. The Company’s nursing center division operated 224 nursing and rehabilitation centers and six assisted living facilities in 27 states. The Company’s rehabilitation division provides rehabilitative services primarily in hospital and long-term care settings in 46 states.

In recent years, the Company has completed several transactions related to the divestiture of unprofitable hospitals and nursing and rehabilitation centers to improve its future operating results. For accounting purposes, the operating results of these businesses and the gains associated with these transactions have been classified as discontinued operations in the accompanying unaudited condensed consolidated statement of operations for all periods presented. Assets not sold at September 30, 2011 have been measured at the lower of carrying value or estimated fair value less costs of disposal and have been classified as held for sale in the accompanying unaudited condensed consolidated balance sheet. See Note 5 for a summary of discontinued operations.

Recently issued accounting requirements

In September 2011, the Financial Accounting Standards Board (the “FASB”) issued authoritative guidance related to testing goodwill for impairment. The main provisions of the guidance state that an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step goodwill impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform Step 1 of the goodwill impairment test. The guidance is effective for all interim and annual reporting periods beginning after December 15, 2011. Early adoption is permitted. The adoption of the guidance is not expected to have a material impact on the Company’s business, financial position, results of operations or liquidity.

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

In May 2011, the FASB issued authoritative guidance related to fair value measurements. The provisions of the guidance result in applying common fair value measurement and disclosure requirements in both United States generally accepted accounting principles and International Financial Reporting Standards. The amendments primarily change the wording used to describe many of the requirements in generally accepted accounting principles for measuring and disclosing information about fair value measurements. The guidance is effective for all interim and annual reporting periods beginning after December 15, 2011. The adoption of the guidance is not expected to have a material impact on the Company’s business, financial position, results of operations or liquidity.

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

In August 2010, the FASB issued authoritative guidance related to the presentation of insurance claims and related insurance recoveries, which addresses the diversity in practice related to the accounting by healthcare entities for medical malpractice claims and similar liabilities and their related anticipated insurance recoveries. The provisions clarify that a healthcare entity should not net insurance recoveries against the related claim liability and the amount of the claim liability should be determined without consideration of insurance recoveries. The guidance is effective for all interim periods beginning after December 15, 2010. The adoption of the guidance did not have a material impact on the Company’s business, financial position, results of operations or liquidity.

In January 2010, the FASB issued authoritative guidance related to fair value measurements and disclosures. The provisions of the guidance require new disclosures related to transfers in and out of Levels 1 and 2 classifications (as described in Note 14). The provisions also require a reconciliation of the activity in Level 3 recurring fair value measurements (as described in Note 14). Existing disclosures also were expanded to include Level 2 fair value measurement valuation techniques and inputs. The guidance is effective for all interim and

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 1—BASIS OF PRESENTATION (Continued)

Recently issued accounting requirements (Continued)

annual reporting periods beginning after December 15, 2009, except for the disclosures for Level 3 activity which is effective for fiscal years beginning after December 15, 2010. The adoption of the guidance did not, and is not expected to, have a material impact on the Company’s business, financial position, results of operations or liquidity.

Comprehensive income

The following table sets forth the computation of comprehensive income (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Net income	$2,026	$4,926	$18,170	$36,067
Net unrealized investment gains (losses), net of income taxes	(1,317)	786	(1,135)	585

Comprehensive income	709	5,712	17,035	36,652
Earnings attributable to noncontrolling interests—redeemable	(374)	—	(346)	—
Loss attributable to noncontrolling interests—nonredeemable	133	—	526	—

Comprehensive income attributable to Kindred	$468	$5,712	$17,215	$36,652

Equity

The following table sets forth a reconciliation of the carrying amount of equity attributable to Kindred, equity attributable to nonredeemable noncontrolling interests and total equity (in thousands):

	Amounts attributable to Kindred stockholders	Nonredeemable noncontrolling interests	Total equity
Balance at December 31, 2010	$1,031,759	$—	$1,031,759
Acquired noncontrolling interests—nonredeemable	—	23,990	23,990
Comprehensive income:
Net income (loss)	18,350	(526)	17,824
Net unrealized investment losses, net of income taxes	(1,135)	—	(1,135)

Comprehensive income (loss)	17,215	(526)	16,689
Issuance of common stock in connection with employee benefit plans	3,019	—	3,019
Shares tendered by employees for statutory tax withholdings upon issuance of common stock	(3,360)	—	(3,360)
Income tax benefit in connection with the issuance of common stock under employee benefit plans	403	—	403
Stock-based compensation amortization	9,611	—	9,611
Equity consideration for acquisition (See Note 2)	300,426	—	300,426
Purchase of noncontrolling interests in subsidiaries	(1,010)	(6,282)	(7,292)
Reclassification from noncontrolling interests-redeemable	—	14,589	14,589

Balance at September 30, 2011	$1,358,063	$31,771	$1,389,834

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 1—BASIS OF PRESENTATION (Continued)

Equity (Continued)

The reclassification from noncontrolling interests-redeemable resulted from minority ownership interests containing put rights in connection with the Merger (as defined) that expired by September 30, 2011.

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

At the Merger date, the Company acquired 32 LTAC hospitals, five inpatient rehabilitation hospitals, approximately 1,200 rehabilitation therapy sites of service and 102 hospital-based inpatient rehabilitation units. The Merger expanded the Company’s service offerings, positioned the Company for future growth and should provide for significant operating synergies. RehabCare reported consolidated revenues of approximately $1.3 billion and net income from continuing operations of approximately $65 million in fiscal 2010.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 2—REHABCARE ACQUISITION (Continued)

Operating results for the third quarter of 2011 included transaction costs totaling $4.0 million and severance costs totaling $1.3 million related to the Merger. Operating results for the nine months ended September 30, 2011 included transaction costs totaling $27.0 million, financing costs totaling $13.8 million and severance costs totaling $16.2 million related to the Merger. In the accompanying unaudited condensed consolidated statement of operations, transaction costs were included in other operating expenses, financing costs were included in interest expense and severance costs were included in salaries, wages and benefits.

New credit facilities and notes

In connection with the Merger, the Company entered into a new $650 million senior secured asset-based revolving credit facility (the “ABL Facility”), a new $700 million senior secured term loan facility (the “Term Loan Facility”) and successfully completed the private placement of $550 million of senior notes due 2019 (the “Notes”). The Company used proceeds from the ABL Facility, the Term Loan Facility and the Notes to pay the Merger Consideration, repay all amounts outstanding under Kindred’s and RehabCare’s previous credit facilities and to pay transaction costs. The amounts outstanding under Kindred’s and RehabCare’s former credit facilities that were repaid at the Merger closing were $390 million and $345 million, respectively. The ABL Facility and the Term Loan Facility have incremental facility capacity in an aggregate amount between the two facilities of $200 million, subject to meeting certain conditions, including a specified senior secured leverage ratio. In connection with these new credit arrangements, the Company paid $46 million of lender fees related to debt issuance that were capitalized as deferred financing costs and paid $13 million of other financing costs that were charged to interest expense.

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

ABL Facility

The ABL Facility has a five-year tenor and is secured by a first priority lien on eligible accounts receivable, cash, deposit accounts, and certain other assets and property and proceeds from the foregoing (the “First Priority ABL Collateral”). The ABL Facility has a second priority lien on substantially all of the other assets and properties of the Company. As of September 30, 2011, the Company had $248.5 million outstanding under the ABL Facility. In addition, approximately $13 million of letters of credit were issued under the ABL Facility to backstop outstanding letters of credit previously issued by RehabCare under its terminated credit facility.

Borrowings under the ABL Facility bear interest at a rate per annum equal to the applicable margin plus, at the Company’s option, either (1) the London Interbank Offered Rate (“LIBOR”) determined by reference to the costs of funds for eurodollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, or (2) a base rate determined by reference to the highest of (a) the prime rate of JPMorgan Chase

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 2—REHABCARE ACQUISITION (Continued)

ABL Facility (Continued)

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

The Notes bear interest at an annual rate equal to 8.25% and are senior unsecured obligations of the Company and the subsidiary guarantors, ranking pari passu with all of their respective existing and future senior unsubordinated indebtedness. The indenture contains certain restrictive covenants that will, among other things, limit the Company and certain of its subsidiaries’ ability to incur, assume or guarantee additional indebtedness; pay dividends; make distributions or redeem or repurchase stock; restrict dividends, loans or asset transfers from its subsidiaries; sell or otherwise dispose of assets; and enter into transactions with affiliates. These covenants are subject to a number of limitations and exceptions. The indenture also contains customary events of default.

Pursuant to a registration rights agreement, the Company filed with the SEC a registration statement relating to an offer to exchange the Notes for an issue of SEC-registered notes with substantially identical terms. The exchange offer commenced on October 13, 2011 and is currently scheduled to expire on November 10, 2011.

Purchase price allocation

The Merger purchase price of $963 million was allocated on a preliminary basis to the estimated fair value of the tangible and intangible assets, and goodwill.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 2—REHABCARE ACQUISITION (Continued)

Purchase price allocation (Continued)

The following is the preliminary Merger purchase price allocation (in thousands):

Cash and cash equivalents	$19,932
Accounts receivable	244,642
Deferred income taxes and other current assets	48,253
Property and equipment	114,079
Identifiable intangible assets:
Customer relationships	188,900
Trade names (indefinite life)	115,400
Medicare certifications (indefinite life)	75,900
Trade name	16,600
Certificates of need (indefinite life)	7,900
Non-compete agreements	2,800

Total identifiable intangible assets	407,500
Other assets	11,023
Accounts payable and other current liabilities	(169,512)
Long-term debt, including amounts due within one year	(355,650)
Deferred income taxes and other liabilities	(155,575)
Noncontrolling interests—redeemable	(23,869)
Noncontrolling interests—nonredeemable	(23,990)

Total identifiable net assets	116,833
Goodwill	845,975

Net assets	$962,808

The fair value allocation was measured primarily using a discounted cash flows methodology, which is considered a Level 3 input (as described in Note 14).

The value of gross contractual accounts receivable before determining uncollectable amounts totaled $261 million. Accounts estimated to be uncollectable totaled $16 million.

The weighted average life of the definite lived intangible assets consisting primarily of customer relationships is 13 years.

The aggregate goodwill arising from the Merger is based upon the expected future cash flows of the RehabCare operations, which reflect both growth expectations and cost savings from combining the operations of the Company and RehabCare. Goodwill is not amortized and is not deductible for income tax purposes. Goodwill was preliminarily assigned to the Company’s hospital reporting unit ($587 million), skilled nursing rehabilitation services reporting unit ($121 million) and hospital rehabilitation services reporting unit ($138 million).

The valuation technique used to measure the value of the noncontrolling interests was an average of the implied equity value of the noncontrolling interests based upon the Merger Consideration and market multiple methodologies. Redeemable noncontrolling interests as of September 30, 2011 represent the minority ownership interests containing put rights in connection with the Merger.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 2—REHABCARE ACQUISITION (Continued)

Purchase price allocation (Continued)

The unaudited pro forma net effect of the Merger assuming the acquisition occurred as of January 1, 2010 is as follows (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Revenues	$1,514,062	$1,390,493	$4,604,597	$4,214,312
Income (loss) from continuing operations attributable to Kindred	4,509	5,951	66,536	(1,294)
Income (loss) attributable to Kindred	5,628	6,318	71,106	(1,054)
Earnings (loss) per common share:
Basic:
Income (loss) from continuing operations	$0.09	$0.12	$1.28	$(0.02)
Net income (loss)	$0.11	$0.12	$1.37	$(0.02)
Diluted:
Income (loss) from continuing operations	$0.09	$0.12	$1.27	$(0.02)
Net income (loss)	$0.11	$0.12	$1.36	$(0.02)

The unaudited pro forma financial data has been derived by combining the historical financial results of the Company and the operations acquired in the Merger for the periods presented. The unaudited pro forma financial data includes transaction, financing and severance costs totaling $79.8 million incurred by both the Company and RehabCare related to the Merger. These costs have been eliminated from the results of operations for 2011 and have been reflected as expenses incurred as of January 1, 2010 for purposes of the pro forma financial presentation. Revenues and operating income associated with RehabCare aggregated $343 million and $56 million, respectively, for the three months ended September 30, 2011. Revenues and operating income associated with RehabCare aggregated $457 million and $73 million, respectively, since the date of the Merger.

NOTE 3—OTHER ACQUISITIONS

The following is a summary of the Company’s other significant acquisition activities. The operating results of the acquired businesses have been included in the accompanying unaudited condensed consolidated financial statements of the Company from the respective acquisition dates. The purchase price of the acquired businesses and acquired leased facilities resulted from negotiations with each of the sellers that were based upon both the historical and expected future cash flows of the respective businesses and real estate values. All of these acquisitions were financed through operating cash flows or borrowings under the Company’s revolving credit facility. Unaudited pro forma financial data related to the acquired businesses have not been presented because the acquisitions are not material, either individually or in the aggregate, to the Company’s consolidated financial statements.

In September 2011, the Company acquired a home health and hospice company for $50.9 million, including $9.8 million of accounts receivable, $1.4 million of other assets, $0.9 million of property and equipment, $33.9 million of goodwill, $11.2 million of identifiable intangible assets and $6.3 million of deferred income taxes and other liabilities.

In April 2011, the Company acquired a home health company for $9.5 million, including $0.1 million of property and equipment, $7.5 million of goodwill and $1.9 million of identifiable intangible assets.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 3—OTHER ACQUISITIONS (Continued)

In March 2011, the Company acquired the real estate of a previously leased hospital for $8.0 million. Annual rent associated with the hospital aggregated $0.9 million.

In September 2010, the Company acquired three nursing and rehabilitation centers for $37.7 million, including $30.4 million of property and equipment, $5.0 million of goodwill, $2.5 million of identifiable intangible assets and $0.2 million of other assets.

In March 2010, the Company acquired a combined nursing and rehabilitation center and assisted living facility for $16.6 million, including $0.2 million of goodwill, $2.2 million of identifiable intangible assets and $14.2 million of property and equipment and other assets.

In January 2010, the Company acquired the real estate of two previously leased hospitals and two previously leased nursing and rehabilitation centers for $31.1 million in cash and $2.4 million in unamortized prepaid rent. Annual rents associated with these four facilities aggregated $2.9 million.

The fair value of each of the acquisitions noted above was measured primarily using discounted cash flow methodologies which are considered Level 3 inputs (as described in Note 14).

NOTE 4—IMPAIRMENT CHARGES

On July 29, 2011, the Centers for Medicare and Medicaid Services (“CMS”) issued final rules which, among other things, significantly reduced Medicare payments to nursing centers and changed the reimbursement for the provision of group rehabilitation therapy services to Medicare beneficiaries beginning October 1, 2011 (the “2011 CMS Rules”). As a result of these rules, the Company tested the recoverability of its nursing and rehabilitation centers reporting unit goodwill and intangible assets and property and equipment within asset groups impacted by the reduced payments. The Company determined that pretax impairment charges aggregating $26.7 million were necessary. The charges included $6.1 million of goodwill (which represented the entire nursing and rehabilitation centers reporting unit goodwill) and $20.6 million of property and equipment. These charges reflected the amount by which the carrying value of certain assets exceeded their estimated fair value. The impairment charges did not impact the Company’s cash flows or liquidity.

The impairment charges are recorded in other operating expenses in the accompanying unaudited condensed consolidated statement of operations.

NOTE 5—DISCONTINUED OPERATIONS

In accordance with the authoritative guidance for the impairment or disposal of long-lived assets, the divestitures of unprofitable businesses discussed in Note 1 have been accounted for as discontinued operations. Accordingly, the results of operations of these businesses for all periods presented and the gains related to these divestitures have been classified as discontinued operations, net of income taxes, in the accompanying unaudited condensed consolidated statement of operations. At September 30, 2011, the Company held for sale two hospitals reported as discontinued operations.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 5—DISCONTINUED OPERATIONS (Continued)

A summary of discontinued operations follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Revenues	$848	$2,508	$1,025	$9,956

Salaries, wages and benefits	(77)	2,348	(393)	7,359
Supplies	2	161	(1)	556
Rent	28	31	86	103
Other operating expenses (income)	(924)	390	(1,149)	2,495
Depreciation	—	—	—	—
Interest expense	—	1	—	1
Investment income	—	(1)	—	(27)

	(971)	2,930	(1,457)	10,487

Income (loss) from operations before income taxes	1,819	(422)	2,482	(531)
Provision (benefit) for income taxes	700	(162)	955	(204)

Income (loss) from operations	1,119	(260)	1,527	(327)
Gain on divestiture of operations, net of income taxes	—	86	—	3

	$1,119	$(174)	$1,527	$(324)

The following table sets forth certain discontinued operating data by business segment (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Revenues:
Hospital division	$846	$(196)	$822	$(89)
Nursing center division	2	2,704	203	10,045

	$848	$2,508	$1,025	$9,956

Operating income (loss):
Hospital division	$633	$(348)	$(65)	$(1,185)
Nursing center division	1,214	(43)	2,633	731

	$1,847	$(391)	$2,568	$(454)

Rent:
Hospital division	$28	$29	$86	$93
Nursing center division	—	2	—	10

	$28	$31	$86	$103

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 5—DISCONTINUED OPERATIONS (Continued)

A summary of the net assets held for sale, including certain assets included in continuing operations, follows (in thousands):

	September 30, 2011	December 31, 2010
Long-term assets:
Property and equipment, net	$7,086	$7,062
Other	8	105

	7,094	7,167
Current liabilities (included in other accrued liabilities)	(127)	(72)

	$6,967	$7,095

NOTE 6—REVENUES

Revenues are recorded based upon estimated amounts due from patients and third party payors for healthcare services provided, including anticipated settlements under reimbursement agreements with Medicare, Medicaid, Medicare Advantage and other third party payors.

A summary of revenues by payor type follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Medicare	$629,279	$438,931	$1,761,847	$1,382,368
Medicaid	269,804	265,143	791,933	794,967
Medicare Advantage	111,322	82,116	304,777	255,939
Other	583,406	343,165	1,378,835	1,020,285

	1,593,811	1,129,355	4,237,392	3,453,559
Eliminations	(79,749)	(76,343)	(238,317)	(229,346)

	$1,514,062	$1,053,012	$3,999,075	$3,224,213

NOTE 7—EARNINGS PER SHARE

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

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 7—EARNINGS PER SHARE (Continued)

A computation of earnings per common share follows (in thousands, except per share amounts):

	Three months ended September 30,				Nine months ended September 30,
	2011		2010		2011		2010
	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted
Earnings:
Amounts attributable to Kindred stockholders:
Income from continuing operations:
As reported in Statement of Operations	$666	$666	$5,100	$5,100	$16,823	$16,823	$36,391	$36,391
Allocation to participating unvested restricted stockholders	(10)	(10)	(91)	(91)	(287)	(284)	(664)	(662)

Available to common stockholders	$656	$656	$5,009	$5,009	$16,536	$16,539	$35,727	$35,729

Discontinued operations, net of income taxes:
Income (loss) from operations:
As reported in Statement of Operations	$1,119	$1,119	$(260)	$(260)	$1,527	$1,527	$(327)	$(327)
Allocation to participating unvested restricted stockholders	(17)	(17)	5	5	(26)	(26)	6	6

Available to common stockholders	$1,102	$1,102	$(255)	$(255)	$1,501	$1,501	$(321)	$(321)

Gain on divestiture of operations:
As reported in Statement of Operations	$—	$—	$86	$86	$—	$—	$3	$3
Allocation to participating unvested restricted stockholders	—	—	(2)	(2)	—	—	—	—

Available to common stockholders	$—	$—	$84	$84	$—	$—	$3	$3

Net income:
As reported in Statement of Operations	$1,785	$1,785	$4,926	$4,926	$18,350	$18,350	$36,067	$36,067
Allocation to participating unvested restricted stockholders	(27)	(27)	(88)	(88)	(313)	(310)	(658)	(656)

Available to common stockholders	$1,758	$1,758	$4,838	$4,838	$18,037	$18,040	$35,409	$35,411

Shares used in the computation:
Weighted average shares outstanding—basic computation	51,329	51,329	38,778	38,778	44,577	44,577	38,720	38,720

Dilutive effect of employee stock options		77		60		357		135

Adjusted weighted average shares outstanding—diluted computation		51,406		38,838		44,934		38,855

Earnings per common share:
Income from continuing operations	$0.01	$0.01	$0.13	$0.13	$0.37	$0.37	$0.92	$0.92
Discontinued operations:
Income (loss) from operations	0.02	0.02	(0.01)	(0.01)	0.03	0.03	(0.01)	(0.01)
Gain on divestiture of operations	—	—	—	—	—	—	—	—

Net income	$0.03	$0.03	$0.12	$0.12	$0.40	$0.40	$0.91	$0.91

Number of antidilutive stock options excluded from shares used in the diluted earnings per common share computation		2,769		2,959		1,226		2,496

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 8—BUSINESS SEGMENT DATA

At September 30, 2011, the Company operated three divisions consisting of hospitals, nursing centers and rehabilitation services. Based upon the authoritative guidance for business segments and after giving consideration to the Company’s business segments after the Merger, the divisions represent four reportable operating segments, which consist of (i) LTAC hospitals, (ii) skilled nursing and rehabilitation centers, (iii) skilled nursing-based rehabilitation contract therapy services, and (iv) hospital-based rehabilitation contract therapy services. The Company includes operating data for its home health and hospice businesses in the skilled nursing-based rehabilitation contract therapy services segment. These segments are consistent with information used by the Company’s Chief Executive Officer and Chief Operating Officer to assess performance and allocate resources. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Prior period segment information has been conformed to the current period presentation.

For segment purposes, the Company defines operating income as earnings before interest, income taxes, depreciation, amortization and rent. Operating income reported for each of the Company’s business segments excludes the allocation of corporate overhead.

Operating income for the three and nine months ended September 30, 2011 included impairment charges approximating $3.1 million for the hospital division and $23.6 million for the nursing center division.

Operating income for the nine months ended September 30, 2010 included severance and retirement costs approximating $1.1 million for the hospital division, $0.5 million for the nursing center division and $1.3 million for corporate.

Transaction costs for the three and nine months ended September 30, 2010 have been reclassified to conform with the current period presentation and are excluded from business segment operating income (loss).

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 8—BUSINESS SEGMENT DATA (Continued)

The following table sets forth certain data by business segment (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Revenues:
Hospital division	$684,781	$465,198	$1,837,180	$1,465,661
Nursing center division	571,226	539,914	1,706,897	1,621,450
Rehabilitation division:
Skilled nursing rehabilitation services	267,993	103,807	562,723	303,952
Hospital rehabilitation services	69,811	20,436	130,592	62,496

	337,804	124,243	693,315	366,448

	1,593,811	1,129,355	4,237,392	3,453,559
Eliminations:
Skilled nursing rehabilitation services	(59,221)	(56,841)	(175,858)	(169,584)
Hospital rehabilitation services	(20,528)	(19,502)	(62,459)	(59,762)

	(79,749)	(76,343)	(238,317)	(229,346)

	$1,514,062	$1,053,012	$3,999,075	$3,224,213

Income from continuing operations:
Operating income (loss):
Hospital division	$122,599	$75,784	$339,449	$263,014
Nursing center division	65,982	69,363	246,864	216,506
Rehabilitation division:
Skilled nursing rehabilitation services	28,682	9,486	53,362	28,330
Hospital rehabilitation services	15,606	4,728	28,971	14,667

	44,288	14,214	82,333	42,997
Corporate:
Overhead	(48,806)	(34,329)	(130,922)	(100,959)
Insurance subsidiary	(750)	(783)	(1,772)	(2,054)

	(49,556)	(35,112)	(132,694)	(103,013)
Transaction costs	(6,537)	(771)	(45,567)	(2,496)

Operating income	176,776	123,478	490,385	417,008
Rent	(105,511)	(89,295)	(292,641)	(266,595)
Depreciation and amortization	(46,947)	(29,167)	(117,367)	(90,140)
Interest, net	(25,753)	(1,239)	(53,886)	(3,344)

Income (loss) from continuing operations before income taxes	(1,435)	3,777	26,491	56,929
Provision (benefit) for income taxes	(2,342)	(1,323)	9,848	20,538

	$907	$5,100	$16,643	$36,391

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 8—BUSINESS SEGMENT DATA (Continued)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Rent:
Hospital division	$52,737	$38,122	$137,033	$113,580
Nursing center division	49,862	49,627	148,808	148,458
Rehabilitation division:
Skilled nursing rehabilitation services	2,169	1,474	5,658	4,368
Hospital rehabilitation services	95	28	156	79

	2,264	1,502	5,814	4,447
Corporate	648	44	986	110

	$105,511	$89,295	$292,641	$266,595

Depreciation and amortization:
Hospital division	$21,612	$12,655	$52,462	$38,218
Nursing center division	12,655	10,527	37,486	33,825
Rehabilitation division:
Skilled nursing rehabilitation services	3,023	591	5,121	1,672
Hospital rehabilitation services	2,372	77	3,288	207

	5,395	668	8,409	1,879
Corporate	7,285	5,317	19,010	16,218

	$46,947	$29,167	$117,367	$90,140

Capital expenditures, excluding acquisitions (including discontinued operations):
Hospital division:
Routine	$12,919	$9,113	$36,872	$23,132
Development	39,964	12,900	54,164	28,883

	52,883	22,013	91,036	52,015
Nursing center division:
Routine	10,572	11,548	26,727	24,732
Development	4,113	7,464	15,140	11,336

	14,685	19,012	41,867	36,068
Rehabilitation division:
Skilled nursing rehabilitation services:
Routine	296	328	768	814
Development	75	—	266	—

	371	328	1,034	814
Hospital rehabilitation services:
Routine	81	23	178	85
Development	—	—	—	—

	81	23	178	85
Corporate:
Information systems	11,516	6,625	29,089	18,624
Other	1,211	986	1,629	1,721

	$80,747	$48,987	$164,833	$109,327

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 8—BUSINESS SEGMENT DATA (Continued)

	September 30, 2011	December 31, 2010
Assets at end of period:
Hospital division	$2,151,650	$1,100,138
Nursing center division	629,734	647,355
Rehabilitation division:
Skilled nursing rehabilitation services	546,388	87,055
Hospital rehabilitation services	319,995	798

	866,383	87,853
Corporate	527,810	502,069

	$4,175,577	$2,337,415

Goodwill:
Hospital division	$800,053	$213,200
Nursing center division	—	6,080
Rehabilitation division:
Skilled nursing rehabilitation services	185,668	23,140
Hospital rehabilitation services	137,978	—

	323,646	23,140

	$1,123,699	$242,420

NOTE 9—INSURANCE RISKS

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

The provision for loss for insurance risks, including the cost of coverage maintained with unaffiliated commercial insurance carriers, follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Professional liability:
Continuing operations	$15,953	$13,123	$50,584	$45,961
Discontinued operations	(897)	(934)	(1,718)	(1,763)
Workers compensation:
Continuing operations	$15,908	$10,049	$43,057	$31,763
Discontinued operations	(120)	(103)	(640)	(1,104)

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 9—INSURANCE RISKS (Continued)

A summary of the assets and liabilities related to insurance risks included in the accompanying unaudited condensed consolidated balance sheet follows (in thousands):

	September 30, 2011			December 31, 2010
	Professional liability	Workers compensation	Total	Professional liability	Workers compensation	Total
Assets:
Current:
Insurance subsidiary investments	$40,403	$24,443	$64,846	$54,162	$22,591	$76,753
Reinsurance recoverables	263	—	263	265	—	265
Other	—	319	319	—	319	319

	40,666	24,762	65,428	54,427	22,910	77,337
Non-current:
Insurance subsidiary investments	40,246	64,052	104,298	38,635	62,575	101,210
Reinsurance and other recoverables	43,778	63,775	107,553	41,752	3,222	44,974
Deposits	3,643	1,623	5,266	3,000	1,313	4,313
Other	—	43	43	—	44	44

	87,667	129,493	217,160	83,387	67,154	150,541

	$128,333	$154,255	$282,588	$137,814	$90,064	$227,878

Liabilities:
Allowance for insurance risks:
Current	$41,728	$30,063	$71,791	$41,555	$24,676	$66,231
Non-current	224,903	136,315	361,218	207,669	59,504	267,173

	$266,631	$166,378	$433,009	$249,224	$84,180	$333,404

Provisions for loss for professional liability risks retained by the Company’s limited purpose insurance subsidiary have been discounted based upon actuarial estimates of claim payment patterns using a discount rate of 1% to 5% depending upon the policy year. The discount rate was 1% for the 2011 and 2010 policy years. The discount rates are based upon the risk free interest rate for the respective year. Amounts equal to the discounted loss provision are funded annually. The Company does not fund the portion of professional liability risks related to estimated claims that have been incurred but not reported. Accordingly, these liabilities are not discounted. If the Company did not discount any of the allowances for professional liability risks, these balances would have approximated $269.5 million at September 30, 2011 and $252.6 million at December 31, 2010.

Provisions for loss for workers compensation risks retained by the Company’s limited purpose insurance subsidiary are not discounted and amounts equal to the loss provision are funded annually.

NOTE 10—INSURANCE SUBSIDIARY INVESTMENTS

The Company maintains investments, consisting principally of cash and cash equivalents, debt securities, equities and commercial paper for the payment of claims and expenses related to professional liability and workers compensation risks. These investments have been categorized as available-for-sale and are reported at fair value.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 10—INSURANCE SUBSIDIARY INVESTMENTS (Continued)

The amortized cost and estimated fair value of the Company’s insurance subsidiary investments follows (in thousands):

	September 30, 2011				December 31, 2010
	Amortized cost	Unrealized gains	Unrealized losses	Fair value	Amortized cost	Unrealized gains	Unrealized losses	Fair value
Cash and cash equivalents (a)	$109,534	$—	$—	$109,534	$104,664	$—	$—	$104,664
Debt securities:
Corporate bonds	23,115	192	(55)	23,252	32,174	542	(40)	32,676
Debt securities issued by U.S. government agencies	17,380	128	(6)	17,502	17,906	113	(27)	17,992
U.S. Treasury notes	2,864	12	(2)	2,874	2,482	11	—	2,493
Debt securities issued by foreign governments	874	10	—	884	2,081	15	—	2,096
Commercial mortgage-backed securities	206	11	—	217	307	19	—	326

	44,439	353	(63)	44,729	54,950	700	(67)	55,583
Equities by industry:
Healthcare	1,474	17	(148)	1,343	1,572	20	(235)	1,357
Financial services	1,150	42	(173)	1,019	1,284	209	(66)	1,427
Oil and gas	921	51	(165)	807	921	142	(37)	1,026
Other	7,594	453	(840)	7,207	7,594	876	(269)	8,201

	11,139	563	(1,326)	10,376	11,371	1,247	(607)	12,011
Commercial paper	4,505	1	(1)	4,505	5,705	2	(2)	5,705

	$169,617	$917	$(1,390)	$169,144	$176,690	$1,949	$(676)	$177,963

(a)	Includes $2.9 million and $2.6 million of money market funds at September 30, 2011 and December 31, 2010, respectively.

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

The Company considered the severity and duration of its unrealized losses at September 30, 2011 and recognized a $0.2 million pretax other-than-temporary impairment in the third quarter of 2011 for various investments held in its insurance subsidiary investment portfolio. The Company recognized a $0.7 million pretax other-than-temporary impairment for the nine months ended September 30, 2010 for various investments held in its insurance subsidiary investment portfolio.

As a result of improved professional liability underwriting results of the Company’s limited purpose insurance subsidiary, the Company received distributions of $3 million and $22 million during the nine months ended September 30, 2011 and 2010, respectively, from its limited purpose insurance subsidiary in accordance with applicable regulations. These distributions had no impact on earnings and the proceeds were used primarily to repay borrowings under the Company’s revolving credit facility.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 11—INCOME TAXES

The provision for income taxes for the third quarter and nine months ended September 30, 2011 included a favorable adjustment of $3.3 million related to the resolution of certain income tax contingencies from prior years. As a result, the Company reduced its unrecognized tax benefits and related accrued interest by $3.5 million. The deferred tax asset associated with unrecognized tax benefits also was reduced by $0.2 million. As of September 30, 2011, the Company’s unrecognized tax benefits totaled $1.1 million and accrued interest related to uncertain tax positions totaled $0.1 million.

The provision for income taxes for the third quarter and nine months ended September 30, 2010 included a favorable adjustment of $2.9 million related to the resolution of certain income tax contingencies from prior years.

The federal statute of limitations remains open for tax years 2008 through 2010. In July 2011, the Company resolved federal income tax audits for the 2007 through 2009 tax years. The Company has been notified by the Internal Revenue Service (the “IRS”) that an examination will be conducted for the 2010 tax year.

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

NOTE 12—CONTINGENCIES

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

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 12—CONTINGENCIES (Continued)

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

NOTE 13—CAPITAL STOCK

In May 2011, the shareholders of the Company approved an additional 3,000,000 shares of common stock that could be issued under the Company’s incentive compensation plans.

NOTE 14—FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

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

(Unaudited)

NOTE 14—FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)

The Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis and any associated losses are summarized below (in thousands):

	Fair value measurements			Assets/liabilities at fair value	Total losses
	Level 1	Level 2	Level 3
September 30, 2011:
Recurring:
Assets:
Available-for-sale debt securities:
Corporate bonds	$—	$23,252	$—	$23,252	$—
Debt securities issued by U.S. government agencies	—	17,502	—	17,502	—
U.S. Treasury notes	2,874	—	—	2,874	—
Debt securities issued by foreign governments	—	884	—	884	—
Commercial mortgage-backed securities	—	217	—	217	—

	2,874	41,855	—	44,729	—
Available-for-sale equity securities	10,376	—	—	10,376	—
Commercial paper	—	4,505	—	4,505	—
Money market funds	6,787	—	—	6,787	—

Total available-for-sale investments	20,037	46,360	—	66,397	—
Deposits held in money market funds	562	3,645	—	4,207	—

	$20,599	$50,005	$—	$70,604	$—

Liabilities	$—	$—	$—	$—	$—

Non-recurring:
Assets:
Goodwill—nursing and rehabilitation centers	$—	$—	$—	$—	$(6,080)
Property and equipment	—	—	6,372	6,372	(20,632)

	$—	$—	$6,372	$6,372	$(26,712)

Liabilities	$—	$—	$—	$—	$—

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

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 14—FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)

Recurring measurements

The Company’s available-for-sale investments are primarily held by its limited purpose insurance subsidiary and consist of debt securities, equities, commercial paper and money market funds. These available-for-sale investments and the insurance subsidiary’s cash and cash equivalents of $106.6 million as of September 30, 2011 and $102.1 million as of December 31, 2010, classified as insurance subsidiary investments, are maintained for the payment of claims and expenses related to professional liability and workers compensation risks.

The Company also has available-for-sale investments totaling $3.9 million related to a deferred compensation plan that is maintained for certain of the Company’s current and former employees.

The Company’s deposits held in money market funds consist primarily of cash and cash equivalents held for general corporate purposes.

The fair value of actively traded debt and equity securities and money market funds are based upon quoted market prices and are generally classified as Level 1. The fair value of inactively traded debt securities and commercial paper are based upon either quoted market prices of similar securities or observable inputs such as interest rates using either a market or income valuation approach and are generally classified as Level 2. The Company’s investment advisors obtain and review pricing for each security. The Company is responsible for the determination of fair value and as such the Company reviews the pricing information from its advisors in determining reasonable estimates of fair value. Based upon the Company’s internal review procedures, there were no adjustments to the prices during the three or nine months ended September 30, 2011 or September 30, 2010.

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments. The carrying value is equal to fair value for financial instruments that are based upon quoted market prices or current market rates.

	September 30, 2011		December 31, 2010
(In thousands)	Carrying value	Fair value	Carrying value	Fair value
Cash and cash equivalents	$34,095	$34,095	$17,168	$17,168
Cash—restricted	5,402	5,402	5,494	5,494
Insurance subsidiary investments	169,144	169,144	177,963	177,963
Other marketable securities	3,882	3,882	—	—
Tax refund escrow investments	214	214	213	213
Long-term debt, including amounts due within one year (excluding capital lease obligations totaling $4.8 million at September 30, 2011)	1,495,139	1,321,215	365,647	365,640

Non-recurring measurements

On July 29, 2011, CMS issued the 2011 CMS Rules. As a result of these rules, the Company tested the recoverability of its nursing and rehabilitation centers reporting unit goodwill and intangible assets and property and equipment within asset groups impacted by the reduced payments. The Company determined that pretax impairment charges aggregating $26.7 million were necessary. The charges included $6.1 million of goodwill (which represented the entire nursing and rehabilitation centers reporting unit goodwill) and $20.6 million of property and equipment. These charges reflected the amount by which the carrying value of certain assets exceeded their estimated fair value. The fair value of goodwill was measured using both Level 2 and Level 3 inputs such as discounted cash flows, market multiple analysis, replacement costs and sales comparison methodologies. The fair value of property and equipment was measured using Level 3 inputs such as replacement costs factoring in depreciation, economic obsolesce and inflation trends.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 15—CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The accompanying condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X, Rule 3-10, “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered.” The Company’s Notes issued on June 1, 2011, are fully and unconditionally guaranteed subject to certain customary release provisions on an unsecured, joint and severally liable basis by substantially all of the Company’s domestic 100% owned subsidiaries. The equity method has been used with respect to the parent company’s (Kindred) investment in subsidiaries.

The following unaudited condensed, consolidating financial data present the composition of the parent company/issuer, the guarantor subsidiaries and the non-guarantor subsidiaries as of September 30, 2011 and December 31, 2010 for the balance sheet, and the results of operations and cash flows for the three and nine months ended September 30, 2011 and September 30, 2010.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 15—CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Condensed Consolidating Statement of Operations

	Three months ended September 30, 2011
(In thousands)	Parent company/ issuer	Guarantor subsidiaries	Non-guarantor subsidiaries	Consolidating and eliminating adjustments	Consolidated
Revenues	$—	$1,424,647	$111,847	$(22,432)	$1,514,062

Salaries, wages and benefits	130	860,448	39,992	—	900,570
Supplies	—	98,846	8,668	—	107,514
Rent	—	97,901	7,610	—	105,511
Other operating expenses	23	311,310	43,116	(22,432)	332,017
Other income	—	(2,815)	—	—	(2,815)
Depreciation and amortization	—	43,865	3,082	—	46,947
Management fees	—	(3,469)	3,469	—	—
Intercompany interest (income) expense from affiliates	(26,379)	22,409	3,970	—	—
Interest expense	25,454	123	213	—	25,790
Investment (income) loss	—	(4,621)	4,584	—	(37)
Equity in net income of consolidating affiliates	(1,282)	—	—	1,282	—

	(2,054)	1,423,997	114,704	(21,150)	1,515,497

Income (loss) from continuing operations before income taxes	2,054	650	(2,857)	(1,282)	(1,435)
Provision (benefit) for income taxes	269	(2,621)	10	—	(2,342)

Income (loss) from continuing operations	1,785	3,271	(2,867)	(1,282)	907
Income from discontinued operations, net of income taxes	—	1,119	—	—	1,119

Net income (loss)	1,785	4,390	(2,867)	(1,282)	2,026
Earnings attributable to noncontrolling interest	—	—	(241)	—	(241)

Income (loss) attributable to Kindred	$1,785	$4,390	$(3,108)	$(1,282)	$1,785

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 15—CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Condensed Consolidating Statement of Operations (Continued)

	Three months ended September 30, 2010
(In thousands)	Parent company/ issuer	Guarantor subsidiaries	Non-guarantor subsidiaries	Consolidating and eliminating adjustments	Consolidated
Revenues	$—	$1,052,459	$19,342	$(18,789)	$1,053,012

Salaries, wages and benefits	77	613,530	—	—	613,607
Supplies	—	83,753	—	—	83,753
Rent	—	89,295	—	—	89,295
Other operating expenses	600	233,585	19,572	(18,789)	234,968
Other income	—	(2,794)	—	—	(2,794)
Depreciation and amortization	—	29,167	—	—	29,167
Management fees	32	(32)	—	—	—
Intercompany interest (income) expense from affiliates	(7,960)	7,960	—	—	—
Interest expense	1,606	36	—	—	1,642
Investment income	—	(23)	(380)	—	(403)
Equity in net income of consolidating affiliates	(1,455)	—	—	1,455	—

	(7,100)	1,054,477	19,192	(17,334)	1,049,235

Income (loss) from continuing operations before income taxes	7,100	(2,018)	150	(1,455)	3,777
Provision (benefit) for income taxes	2,174	(3,570)	73	—	(1,323)

Income from continuing operations	4,926	1,552	77	(1,455)	5,100
Discontinued operations, net of income taxes:
Loss from operations	—	(260)	—	—	(260)
Gain on divestiture of operations	—	86	—	—	86

Loss from discontinued operations	—	(174)	—	—	(174)

Net income	$4,926	$1,378	$77	$(1,455)	$4,926

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 15—CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Condensed Consolidating Statement of Operations (Continued)

	Nine months ended September 30, 2011
(In thousands)	Parent company/ issuer	Guarantor subsidiaries	Non-guarantor subsidiaries	Consolidating and eliminating adjustments	Consolidated
Revenues	$—	$3,879,843	$184,025	$(64,793)	$3,999,075

Salaries, wages and benefits	401	2,290,765	53,232	—	2,344,398
Supplies	—	282,713	11,541	—	294,254
Rent	3	282,524	10,114	—	292,641
Other operating expenses	70	850,080	93,161	(64,793)	878,518
Other income	—	(8,480)	—	—	(8,480)
Depreciation and amortization	—	112,897	4,470	—	117,367
Management fees	—	(4,627)	4,627	—	—
Intercompany interest (income) expense from affiliates	(61,317)	56,017	5,300	—	—
Interest expense	54,228	144	303	—	54,675
Investment (income) loss	—	(6,212)	5,423	—	(789)
Equity in net income of consolidating affiliates	(14,225)	—	—	14,225	—

	(20,840)	3,855,821	188,171	(50,568)	3,972,584

Income (loss) from continuing operations before income taxes	20,840	24,022	(4,146)	(14,225)	26,491
Provision for income taxes	2,490	7,194	164	—	9,848

Income (loss) from continuing operations	18,350	16,828	(4,310)	(14,225)	16,643
Income from discontinued operations, net of income taxes	—	1,527	—	—	1,527

Net income (loss)	18,350	18,355	(4,310)	(14,225)	18,170
Loss attributable to noncontrolling interest	—	—	180	—	180

Income (loss) attributable to Kindred	$18,350	$18,355	$(4,130)	$(14,225)	$18,350

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 15—CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Condensed Consolidating Statement of Operations (Continued)

	Nine months ended September 30, 2010
(In thousands)	Parent company/ issuer	Guarantor subsidiaries	Non-guarantor subsidiaries	Consolidating and eliminating adjustments	Consolidated
Revenues	$—	$3,222,587	$57,992	$(56,366)	$3,224,213

Salaries, wages and benefits	249	1,852,738	—	—	1,852,987
Supplies	—	255,094	—	—	255,094
Rent	3	266,592	—	—	266,595
Other operating expenses	641	705,163	58,421	(56,366)	707,859
Other income	—	(8,735)	—	—	(8,735)
Depreciation and amortization	—	90,140	—	—	90,140
Management fees	168	(168)	—	—	—
Intercompany interest (income) expense from affiliates	(23,737)	23,737	—	—	—
Interest expense	4,148	99	—	—	4,247
Investment income	—	(68)	(835)	—	(903)
Equity in net income of consolidating affiliates	(24,673)	—	—	24,673	—

	(43,201)	3,184,592	57,586	(31,693)	3,167,284

Income from continuing operations before income taxes	43,201	37,995	406	(24,673)	56,929
Provision for income taxes	7,134	13,205	199	—	20,538

Income from continuing operations	36,067	24,790	207	(24,673)	36,391
Discontinued operations, net of income taxes:
Loss from operations	—	(327)	—	—	(327)
Gain on divestiture of operations	—	3	—	—	3

Loss from discontinued operations	—	(324)	—	—	(324)

Net income	$36,067	$24,466	$207	$(24,673)	$36,067

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 15—CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Condensed Consolidating Balance Sheet

	As of September 30, 2011
(In thousands)	Parent company/ issuer	Guarantor subsidiaries	Non-guarantor subsidiaries	Consolidating and eliminating adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$8,967	$25,128	$—	$34,095
Cash—restricted	—	5,402	—	—	5,402
Insurance subsidiary investments	—	—	64,846	—	64,846
Accounts receivable, net	—	880,145	92,195	—	972,340
Inventories	—	27,975	2,846	—	30,821
Deferred tax assets	—	28,799	—	—	28,799
Income taxes	—	18,039	—	—	18,039
Other	—	26,786	4,010	—	30,796

	—	996,113	189,025	—	1,185,138

Property and equipment, net	—	998,118	52,723	—	1,050,841
Goodwill	—	827,091	296,608	—	1,123,699
Intangible assets, net	—	479,472	26,594	—	506,066
Assets held for sale	—	7,094	—	—	7,094
Insurance subsidiary investments	—	—	104,298	—	104,298
Investment in subsidiaries	339,247	—	—	(339,247)	—
Other	54,522	91,517	52,402	—	198,441

	$393,769	$3,399,405	$721,650	$(339,247)	$4,175,577

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$102	$200,221	$18,200	$—	$218,523
Salaries, wages and other compensation	77	347,627	44,593	—	392,297
Due to third party payors	—	41,436	—	—	41,436
Professional liability risks	—	(10,475)	52,203	—	41,728
Other accrued liabilities	—	130,665	10,175	—	140,840
Income taxes	—	227	(227)	—	—
Long-term debt due within one year	7,000	327	3,212	—	10,539

	7,179	710,028	128,156	—	845,363

Long-term debt	1,483,083	486	5,790	—	1,489,359
Intercompany	(2,454,556)	2,099,244	355,312	—	—
Professional liability risks	—	118,078	106,825	—	224,903
Deferred tax liabilities	—	33,569	(6,891)	—	26,678
Deferred credits and other liabilities	—	141,290	48,524	—	189,814
Noncontrolling interests-redeemable	—	—	9,626	—	9,626
Commitments and contingencies
Equity:
Stockholders’ equity	1,358,063	296,710	42,537	(339,247)	1,358,063
Noncontrolling interests-nonredeemable	—	—	31,771	—	31,771

	1,358,063	296,710	74,308	(339,247)	1,389,834

	$393,769	$3,399,405	$721,650	$(339,247)	$4,175,577

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 15—CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Condensed Consolidating Balance Sheet (Continued)

	As of December 31, 2010
(In thousands)	Parent company/ issuer	Guarantor subsidiaries	Non-guarantor subsidiaries	Consolidating and eliminating adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$17,168	$—	$—	$17,168
Cash—restricted	—	5,494	—	—	5,494
Insurance subsidiary investments	—	—	76,753	—	76,753
Accounts receivable, net	—	631,612	265	—	631,877
Inventories	—	24,327	—	—	24,327
Deferred tax assets	—	13,439	—	—	13,439
Income taxes	—	42,118	—	—	42,118
Other	—	24,850	12	—	24,862

	—	759,008	77,030	—	836,038

Property and equipment, net	—	896,547	—	—	896,547
Goodwill	—	242,420	—	—	242,420
Intangible assets, net	—	92,883	—	—	92,883
Assets held for sale	—	7,167	—	—	7,167
Insurance subsidiary investments	—	—	101,210	—	101,210
Deferred tax assets	—	82,536	6,280	—	88,816
Investment in subsidiaries	329,657	—	—	(329,657)	—
Other	4,948	14,166	53,220	—	72,334

	$334,605	$2,094,727	$237,740	$(329,657)	$2,337,415

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$81	$172,296	$2,118	$—	$174,495
Salaries, wages and other compensation	44	268,481	22,591	—	291,116
Due to third party payors	—	27,115	—	—	27,115
Professional liability risks	—	2,385	39,170	—	41,555
Other accrued liabilities	—	87,012	—	—	87,012
Long-term debt due within one year	—	91	—	—	91

	125	557,380	63,879	—	621,384

Long-term debt	365,000	556	—	—	365,556
Intercompany	(1,062,279)	1,071,029	(8,750)	—	—
Professional liability risks	—	106,769	100,900	—	207,669
Deferred credits and other liabilities	—	64,712	46,335	—	111,047
Commitments and contingencies
Stockholders’ equity	1,031,759	294,281	35,376	(329,657)	1,031,759

	$334,605	$2,094,727	$237,740	$(329,657)	$2,337,415

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 15—CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Condensed Consolidating Statement of Cash Flows

	Three months ended September 30, 2011
(In thousands)	Parent company/ issuer	Guarantor subsidiaries	Non-guarantor subsidiaries	Consolidating and eliminating adjustments	Consolidated
Net cash provided by operating activities	$1,029	$58,112	$7,377	$—	$66,518

Cash flows from investing activities:
Routine capital expenditures	—	(35,140)	(1,455)	—	(36,595)
Development capital expenditures	—	(44,152)	—	—	(44,152)
Acquisitions, net of cash acquired	—	(50,928)	—	—	(50,928)
Purchase of insurance subsidiary investments	—	—	(8,867)	—	(8,867)
Sale of insurance subsidiary investments	—	—	10,398	—	10,398
Net change in insurance subsidiary cash and cash equivalents	—	—	(826)	—	(826)
Other	—	(663)	—	—	(663)

Net cash used in investing activities	—	(130,883)	(750)	—	(131,633)

Cash flows from financing activities:
Proceeds from borrowings under revolving credit	533,200	—	—	—	533,200
Repayment of borrowings under revolving credit	(474,700)	—	—	—	(474,700)
Repayment of other long-term debt	—	(1,542)	(1,003)	—	(2,545)
Payment of deferred financing costs	(1,855)	—	—	—	(1,855)
Purchase of noncontrolling interests in subsidiaries	—	—	(7,292)	—	(7,292)
Change in intercompany accounts	(57,677)	48,084	9,593	—	—
Insurance subsidiary distribution	—	—	—	—	—
Other	3	—	—	—	3

Net cash provided by (used in) financing activities	(1,029)	46,542	1,298	—	46,811

Change in cash and cash equivalents	—	(26,229)	7,925	—	(18,304)
Cash and cash equivalents at beginning of period	—	35,196	17,203	—	52,399

Cash and cash equivalents at end of period	$—	$8,967	$25,128	$—	$34,095

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 15—CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Condensed Consolidating Statement of Cash Flows (Continued)

	Three months ended September 30, 2010
(In thousands)	Parent company/ issuer	Guarantor subsidiaries	Non-guarantor subsidiaries	Consolidating and eliminating adjustments	Consolidated
Net cash provided by operating activities	$3,929	$61,562	$2,418	$—	$67,909

Cash flows from investing activities:
Routine capital expenditures	—	(28,623)	—	—	(28,623)
Development capital expenditures	—	(20,364)	—	—	(20,364)
Acquisitions	—	(38,379)	—	—	(38,379)
Purchase of insurance subsidiary investments	—	—	(10,566)	—	(10,566)
Sale of insurance subsidiary investments	—	—	11,138	—	11,138
Net change in insurance subsidiary cash and cash equivalents	—	—	(3,111)	—	(3,111)
Other	—	698	—	—	698

Net cash used in investing activities	—	(86,668)	(2,539)	—	(89,207)

Cash flows from financing activities:
Proceeds from borrowings under revolving credit	457,900	—	—	—	457,900
Repayment of borrowings under revolving credit	(432,800)	—	—	—	(432,800)
Repayment of long-term debt	—	(22)	—	—	(22)
Payment of deferred financing costs	(1,361)	—	—	—	(1,361)
Change in intercompany accounts	(27,668)	27,547	121	—	—
Other	—	—	—	—	—

Net cash provided by (used in) financing activities	(3,929)	27,525	121	—	23,717

Change in cash and cash equivalents	—	2,419	—	—	2,419
Cash and cash equivalents at beginning of period	—	12,902	—	—	12,902

Cash and cash equivalents at end of period	$—	$15,321	$—	$—	$15,321

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 15—CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Condensed Consolidating Statement of Cash Flows (Continued)

	Nine months ended September 30, 2011
(In thousands)	Parent company/ issuer	Guarantor subsidiaries	Non-guarantor subsidiaries	Consolidating and eliminating adjustments	Consolidated
Net cash provided by (used in) operating activities	$(38,301)	$143,202	$16,405	$(3,500)	$117,806

Cash flows from investing activities:
Routine capital expenditures	—	(93,734)	(1,529)	—	(95,263)
Development capital expenditures	—	(69,570)	—	—	(69,570)
Acquisitions, net of cash acquired	—	(741,079)	30,172	—	(710,907)
Sale of assets	—	1,714	—	—	1,714
Purchase of insurance subsidiary investments	—	—	(25,904)	—	(25,904)
Sale of insurance subsidiary investments	—	—	37,587	—	37,587
Net change in insurance subsidiary cash and cash equivalents	—	—	(4,870)	—	(4,870)
Change in other investments	—	1,000	—	—	1,000
Other	—	(692)	—	—	(692)

Net cash provided by (used in) investing activities	—	(902,361)	35,456	—	(866,905)

Cash flows from financing activities:
Proceeds from borrowings under revolving credit	1,633,300	—	—	—	1,633,300
Repayment of borrowings under revolving credit	(1,749,800)	—	—	—	(1,749,800)
Proceeds from issuance of senior unsecured notes	550,000	—	—	—	550,000
Proceeds from issuance of term loan, net of discount	693,000	—	—	—	693,000
Repayment of other long-term debt	—	(346,959)	(1,274)	—	(348,233)
Payment of deferred financing costs	(8,715)	—	—	—	(8,715)
Issuance of common stock	3,019	—	—	—	3,019
Purchase of noncontrolling interests in subsidiaries	—	—	(7,292)	—	(7,292)
Change in intercompany accounts	(1,083,250)	1,097,917	(14,667)	—	—
Insurance subsidiary distribution	—	—	(3,500)	3,500	—
Other	747	—	—	—	747

Net cash provided by (used in) financing activities	38,301	750,958	(26,733)	3,500	766,026

Change in cash and cash equivalents	—	(8,201)	25,128	—	16,927
Cash and cash equivalents at beginning of period	—	17,168	—	—	17,168

Cash and cash equivalents at end of period	$—	$8,967	$25,128	$—	$34,095

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 15—CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Condensed Consolidating Statement of Cash Flows (Continued)

	Nine months ended September 30, 2010
(In thousands)	Parent company/ issuer	Guarantor subsidiaries	Non-guarantor subsidiaries	Consolidating and eliminating adjustments	Consolidated
Net cash provided by operating activities	$32,147	$135,367	$5,141	$(21,800)	$150,855

Cash flows from investing activities:
Routine capital expenditures	—	(69,108)	—	—	(69,108)
Development capital expenditures	—	(40,219)	—	—	(40,219)
Acquisitions	—	(87,869)	—	—	(87,869)
Purchase of insurance subsidiary investments	—	—	(34,684)	—	(34,684)
Sale of insurance subsidiary investments	—	—	72,971	—	72,971
Net change in insurance subsidiary cash and cash equivalents	—	—	(10,612)	—	(10,612)
Change in other investments	—	2	—	—	2
Other	—	1,279	—	—	1,279

Net cash provided by (used in) investing activities	—	(195,915)	27,675	—	(168,240)

Cash flows from financing activities:
Proceeds from borrowings under revolving credit	1,109,900	—	—	—	1,109,900
Repayment of borrowings under revolving credit	(1,092,400)	—	—	—	(1,092,400)
Repayment of long-term debt	—	(64)	—	—	(64)
Payment of deferred financing costs	(1,414)	—	—	—	(1,414)
Issuance of common stock	35	—	—	—	35
Change in intercompany accounts	(48,268)	59,284	(11,016)	—	—
Insurance subsidiary distribution	—	—	(21,800)	21,800	—
Other	—	346	—	—	346

Net cash provided by (used in) financing activities	(32,147)	59,566	(32,816)	21,800	16,403

Change in cash and cash equivalents	—	(982)	—	—	(982)
Cash and cash equivalents at beginning of period	—	16,303	—	—	16,303

Cash and cash equivalents at end of period	$—	$15,321	$—	$—	$15,321

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

•

the Company’s ability to integrate the operations of the acquired hospitals and rehabilitation services operations and realize the anticipated revenues, economies of scale, cost synergies and productivity gains in connection with the RehabCare acquisition and any other acquisitions undertaken during 2011, as and when planned, including the potential for unanticipated issues, expenses and liabilities associated with those acquisitions,

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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Cautionary Statement (Continued)

related to the Medicare prospective payment system for LTAC hospitals, including potential changes in the Medicare payment rules, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, and changes in Medicare and Medicaid reimbursements for nursing centers, and the expiration of the Medicare Part B therapy cap exception process,

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

The Company is a healthcare services company that through its subsidiaries operates LTAC hospitals, inpatient rehabilitation hospitals, nursing and rehabilitation centers, assisted living facilities and a contract rehabilitation services business across the United States. At September 30, 2011, the Company’s hospital division operated 120 LTAC hospitals (8,597 licensed beds) and five inpatient rehabilitation hospitals (183 licensed beds) in 26 states. The Company’s nursing center division operated 224 nursing and rehabilitation centers (27,172 licensed beds) and six assisted living facilities (413 licensed beds) in 27 states. The Company’s rehabilitation division provided rehabilitative services primarily in hospital and long-term care settings in 46 states.

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

Operating results for the third quarter of 2011 included transaction costs totaling $4 million and severance costs totaling $1 million related to the Merger. Operating results for the nine months ended September 30, 2011 included transaction costs totaling $27 million, financing costs totaling $14 million and severance costs totaling $16 million related to the Merger.

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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

General (Continued)

Discontinued operations

In recent years, the Company has completed several strategic divestitures to improve its future operating results. For accounting purposes, the operating results of these businesses and the gains associated with these transactions have been classified as discontinued operations in the accompanying unaudited condensed consolidated statement of operations for all periods presented. Assets not sold at September 30, 2011 have been measured at the lower of carrying value or estimated fair value less costs of disposal and have been classified as held for sale in the accompanying unaudited condensed consolidated balance sheet.

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

The provision for doubtful accounts totaled $8 million and $6 million for the third quarter of 2011 and 2010, respectively, and $22 million and $18 million for the nine months ended September 30, 2011 and 2010, respectively.

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

Provisions for loss for professional liability risks retained by the Company’s limited purpose insurance subsidiary have been discounted based upon actuarial estimates of claim payment patterns using a discount rate of 1% to 5% depending upon the policy year. The discount rate was 1% for the 2011 and 2010 policy years. The discount rates are based upon the risk free interest rate for the respective year. Amounts equal to the discounted loss provision are funded annually. The Company does not fund the portion of professional liability risks related to estimated claims that have been incurred but not reported. Accordingly, these liabilities are not discounted. The allowance for professional liability risks aggregated $267 million at September 30, 2011 and $249 million at December 31, 2010. If the Company did not discount any of the allowances for professional liability risks, these balances would have approximated $270 million at September 30, 2011 and $253 million at December 31, 2010.

As a result of improved professional liability underwriting results of the Company’s limited purpose insurance subsidiary, the Company received distributions of $3 million and $22 million during the nine months ended September 30, 2011 and 2010, respectively, from its limited purpose insurance subsidiary in accordance with applicable regulations. These distributions had no impact on earnings and the proceeds were used primarily to repay borrowings under the Company’s revolving credit facility.

Changes in the number of professional liability claims and the cost to settle these claims significantly impact the allowance for professional liability risks. A relatively small variance between the Company’s estimated and actual number of claims or average cost per claim could have a material impact, either favorable or unfavorable, on the adequacy of the allowance for professional liability risks. For example, a 1% variance in the allowance for professional liability risks at September 30, 2011 would impact the Company’s operating income by approximately $3 million.

The provision for professional liability risks (continuing operations), including the cost of coverage maintained with unaffiliated commercial insurance carriers, aggregated $16 million and $13 million for the third quarter of 2011 and 2010, respectively, and $51 million and $46 million for the nine months ended September 30, 2011 and 2010, respectively.

Provisions for loss for workers compensation risks retained by the Company’s limited purpose insurance subsidiary are not discounted and amounts equal to the loss provision are funded annually. The allowance for workers compensation risks aggregated $166 million at September 30, 2011 and $84 million December 31, 2010. The provision for workers compensation risks (continuing operations), including the cost of coverage maintained with unaffiliated commercial insurance carriers, aggregated $16 million and $10 million for the third quarter of 2011 and 2010, respectively, and $43 million and $32 million for the nine months ended September 30, 2011 and 2010, respectively.

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

The Company’s effective income tax rate for the third quarter and nine months ended September 30, 2011 and 2010, respectively, were favorably impacted by approximately $3 million related to the resolution of certain prior year income tax contingencies.

There are significant uncertainties with respect to capital loss carryforwards that could affect materially the realization of certain deferred tax assets. Accordingly, the Company has recognized deferred tax assets to the extent it is more likely than not they will be realized and a valuation allowance is provided for deferred tax assets to the extent that it is uncertain that the deferred tax asset will be realized. The Company recognized net deferred tax assets totaling $2 million at September 30, 2011 and $102 million at December 31, 2010. The change in net deferred taxes at September 30, 2011 was primarily attributable to the Merger and related fair value adjustments recorded in purchase accounting.

During the nine months ended September 30, 2010, the Company received approval from the IRS for an accounting method change for income tax purposes that resulted in a non-recurring reduction in income tax payments of approximately $25 million during 2010. The Company’s earnings were not impacted by this transaction.

The Company is subject to various federal and state income tax audits in the ordinary course of business. Such audits could result in increased tax payments, interest and penalties. In July 2011, the Company resolved federal income tax audits for the 2007 through 2009 tax years. The Company has been notified by the IRS that an examination will be conducted for the 2010 tax year. While the Company believes its tax positions are appropriate, there can be no assurance that the various authorities engaged in the examination of its income tax returns will not challenge the Company’s positions.

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

On July 29, 2011, CMS issued the 2011 CMS Rules. Based upon the Company’s review of the 2011 CMS Rules, the Company believes that its nursing center Medicare rates could decline by as much as 15% in 2012. As a result of these rules, the Company tested the recoverability of its nursing and rehabilitation centers reporting unit goodwill and intangible assets and property and equipment within asset groups impacted by the reduced payments. The Company determined that pretax impairment charges aggregating $27 million ($16 million net of income taxes or $0.31 per diluted share) were necessary. The charges included $6 million of goodwill (which represented the entire nursing and rehabilitation centers reporting unit goodwill) and $21 million of property and equipment. These charges reflected the amount by which the carrying value of certain assets exceeded their estimated fair value. The impairment charges did not impact the Company’s cash flows or liquidity.

Although the Company has determined that there was no other goodwill or other indefinite lived intangible asset impairments as of September 30, 2011, adverse changes in the operating environment and related key assumptions used to determine the fair value of the Company’s reporting units and indefinite lived intangible assets or declines in the value of the Company’s common stock may result in future impairment charges for a portion or all of these assets. Specifically, if the rate of growth of government and commercial revenues earned by the Company’s reporting units were to be less than projected or if healthcare reforms were to negatively impact the Company’s business, an impairment charge of a portion or all of the assets may be required. An impairment charge could have a material adverse effect on the Company’s business, financial position and results of operations, but would not be expected to have an impact on the Company’s cash flows or liquidity.

When the components within the Company’s operating segments have similar economic characteristics, the Company aggregates the components of its operating segments into one reporting unit. Accordingly, the Company has determined that its reporting units are hospitals, nursing and rehabilitation centers, skilled nursing

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Critical Accounting Policies (Continued)

Valuation of long-lived assets and goodwill (Continued)

rehabilitation services, hospital rehabilitation services, home health and hospice. The carrying value of goodwill for each of the Company’s reporting units at September 30, 2011 and December 31, 2010 follows (in thousands):

	September 30, 2011	December 31, 2010
Hospitals	$800,053	$213,200
Nursing and rehabilitation centers	—	6,080
Rehabilitation division:
Skilled nursing rehabilitation services	124,507	3,363
Hospital rehabilitation services	137,978	—
Home health	45,848	11,383
Hospice	15,313	8,394

	$1,123,699	$242,420

As a result of the Merger, goodwill was preliminarily assigned to the Company’s hospital reporting unit ($587 million), skilled nursing rehabilitation services reporting unit ($121 million) and hospital rehabilitation services reporting unit ($138 million).

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

Recently Issued Accounting Requirements

In September 2011, the FASB issued authoritative guidance related to testing goodwill for impairment. The main provisions of the guidance state that an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step goodwill impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform Step 1 of the goodwill impairment test. The guidance is effective for all interim and annual reporting periods beginning after December 15, 2011. Early adoption is permitted. The adoption of the guidance is not expected to have a material impact on the Company’s business, financial position, results of operations or liquidity.

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

In May 2011, the FASB issued authoritative guidance related to fair value measurements. The provisions of the guidance result in applying common fair value measurement and disclosure requirements in both United States generally accepted accounting principles and International Financial Reporting Standards. The amendments primarily change the wording used to describe many of the requirements in generally accepted

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Recently Issued Accounting Requirements (Continued)

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

In August 2010, the FASB issued authoritative guidance related to the presentation of insurance claims and related insurance recoveries, which addresses the diversity in practice related to the accounting by healthcare entities for medical malpractice claims and similar liabilities and their related anticipated insurance recoveries. The provisions clarify that a healthcare entity should not net insurance recoveries against the related claim liability and the amount of the claim liability should be determined without consideration of insurance recoveries. The guidance is effective for all interim periods beginning after December 15, 2010. The adoption of the guidance did not have a material impact on the Company’s business, financial position, results of operations or liquidity.

In January 2010, the FASB issued authoritative guidance related to fair value measurements and disclosures. The provisions of the guidance require new disclosures related to transfers in and out of Levels 1 and 2 classifications (as described in Note 14). The provisions also require a reconciliation of the activity in Level 3 recurring fair value measurements (as described in Note 14). Existing disclosures also were expanded to include Level 2 fair value measurement valuation techniques and inputs. The guidance is effective for all interim and annual reporting periods beginning after December 15, 2009, except for the disclosures for Level 3 activity which is effective for fiscal years beginning after December 15, 2010. The adoption of the guidance did not, and is not expected to, have a material impact on the Company’s business, financial position, results of operations or liquidity.

Recent Regulatory Changes

On July 29, 2011, CMS issued the 2011 CMS Rules. Based upon the Company’s review of the 2011 CMS Rules, the Company believes that its nursing center Medicare rates could decline by as much as 15% in 2012. Management believes that these rules could reduce the Company’s annual revenues by approximately

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Recent Regulatory Changes (Continued)

$95 million to $105 million in its nursing center business and approximately $10 million to $15 million in its rehabilitation therapy business. In addition, management believes that other technical changes required under the 2011 CMS Rules may increase rehabilitation therapy costs by approximately $20 million to $25 million on an annual basis.

In addition, CMS also issued final rules that provided payment increases to inpatient rehabilitation facilities (“IRFs”) and LTAC hospitals. Among other things, CMS indicated that Medicare payment rates for IRFs are expected to increase at an annual rate of 2.2% and LTAC hospital payment rates are expected to rise 2.5%. Based upon its review of the final rules, management believes that the Medicare rate increase for the Company’s LTAC hospitals will likely approximate 0.7% in 2012.

Results of Operations—Continuing Operations

Hospital division

Revenues increased 47% in the third quarter of 2011 to $685 million compared to $465 million in the same period in 2010 and increased 25% to $1.8 billion for the nine months ended September 30, 2011 from $1.5 billion in the same period in 2010. Revenue growth in both periods was primarily attributable to the Merger, the Vista Acquisition, the development of new hospitals and higher reimbursement rates. Same-facility revenues were up 5% for the third quarter and 3% for the nine months ended September 30, 2011 compared to the same periods in 2010, while aggregate same-facility admissions increased 4% in the third quarter and 2% for the nine months ended September 30, 2011 compared to the respective prior year periods. Aggregate revenues associated with the Merger and the Vista Acquisition were $196 million and $324 million for the third quarter and nine months ended September 30, 2011, respectively.

Operating income for the third quarter and nine months ended September 30, 2011 included $3 million related to an impairment charge. Excluding the impairment charge, hospital operating margins improved to 18.4% in the third quarter of 2011 and 18.6% for the nine months ended September 30, 2011 compared to 16.3% and 17.9% for the respective periods in 2010. The increase in operating margins for both periods was primarily attributable to higher reimbursement rates and cost efficiencies associated with volume growth. Aggregate operating income associated with the Merger and the Vista Acquisition was $45 million and $74 million for the third quarter and nine months ended September 30, 2011, respectively.

Average hourly wage rates increased 1% in the third quarter and 2% for the nine months ended September 30, 2011 compared to the respective prior year periods. Employee benefit costs increased 51% in the third quarter of 2011 and 30% for the nine months ended September 30, 2011 compared to the respective prior year periods, primarily attributable to the Merger and the Vista Acquisition.

Professional liability costs were $8 million and $6 million in the third quarter of 2011 and 2010, respectively, and $25 million and $22 million for the nine months ended September 30, 2011 and 2010, respectively.

Nursing center division

Revenues increased 6% in the third quarter of 2011 to $571 million compared to $540 million in the same period of 2010 and increased 5% to $1.7 billion for the nine months ended September 30, 2011 from $1.6 billion in the same period in 2010. Revenue growth in both periods was primarily attributable to growth in admissions and reimbursement rate increases that reflected inflationary adjustments and higher average patient acuity.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Results of Operations—Continuing Operations (Continued)

Nursing center division (Continued)

Aggregate same-facility admissions increased 5% in the third quarter and 6% for the nine months ended September 30, 2011 compared to the respective prior year periods. Aggregate same-facility patient days declined 2% in both the third quarter and nine months ended September 30, 2011 compared to the respective prior year periods, primarily as a result of declines in average length of stay.

Operating income for the third quarter and nine months ended September 30, 2011 included $24 million related to impairment charges. Excluding the impairment charges, nursing center operating margins improved to 15.7% in the third quarter of 2011 and 15.8% for the nine months ended September 30, 2011 compared to 12.8% and 13.4% for the respective periods in 2010. The increase in operating margins in both periods was primarily attributable to higher reimbursement rates, increases in Medicare and managed care payor mix, and operating efficiencies associated with the growth in admissions. Management expects that operating margins will be significantly reduced beginning in the fourth quarter of 2011 as a result of the 2011 CMS Rules.

Average hourly wage rates increased 2% in both the third quarter and nine months ended September 30, 2011 compared to the same periods in 2010, while employee benefit costs increased 3% and 4% in the respective periods compared to the same periods in 2010.

Professional liability costs were $8 million and $7 million in the third quarter of 2011 and 2010, respectively, and $25 million and $23 million for the nine months ended September 30, 2011 and 2010, respectively.

Rehabilitation division

Skilled nursing rehabilitation services

Revenues increased 158% in the third quarter of 2011 to $268 million compared to $104 million in the same period of 2010 and increased 85% to $563 million for the nine months ended September 30, 2011 from $304 million in the same period in 2010. Revenue growth in both periods was primarily attributable to the Merger, and to a lesser extent, growth in new customers and the volume of services provided to existing customers. Revenues associated with the Merger were $137 million and $183 million for the third quarter and nine months ended September 30, 2011, respectively. Revenues derived from unaffiliated customers aggregated $209 million and $47 million in the third quarter of 2011 and 2010, respectively, and $387 million and $134 million for the nine months ended September 30, 2011 and 2010, respectively.

Operating margins improved to 10.7% in the third quarter of 2011 and 9.5% for the nine months ended September 30, 2011 compared to 9.1% and 9.3% for the respective periods of 2010, primarily attributable to the Merger and increased operating efficiencies. Management expects that operating margins will be significantly reduced beginning in the fourth quarter of 2011 as a result of the 2011 CMS Rules. Operating income associated with the Merger was $16 million and $21 million for the third quarter and nine months ended September 30, 2011, respectively.

Hospital rehabilitation services

Revenues increased 242% in the third quarter of 2011 to $69 million compared to $20 million in the same period of 2010 and increased 109% to $130 million for the nine months ended September 30, 2011 from $62 million in the same period in 2010. Revenue growth in both periods was primarily attributable to the Merger, and to a lesser extent, growth in new customers and the volume of services provided to existing customers.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Results of Operations—Continuing Operations (Continued)

Hospital rehabilitation services (Continued)

Revenues associated with the Merger were $47 million for the third quarter of 2011 and $63 million for the nine months ended September 30, 2011. Revenues derived from unaffiliated customers aggregated $49 million and $1 million in the third quarter of 2011 and 2010, respectively, and $68 million and $3 million for the nine months ended September 30, 2011 and 2010, respectively.

Operating margins declined to 22.4% in the third quarter of 2011 and 22.2% for the nine months ended September 30, 2011 compared to 23.1% and 23.5% for the respective periods of 2010, primarily attributable to start-up costs associated with new contracts. Operating income associated with the Merger was $11 million for the third quarter of 2011 and $15 million for the nine months ended September 30, 2011.

Corporate overhead

Operating income for the Company’s operating divisions excludes allocations of corporate overhead. These costs aggregated $49 million and $34 million in the third quarter of 2011 and 2010, respectively, and $131 million and $101 million for the nine months ended September 30, 2011 and 2010, respectively. The increase in both periods was primarily attributable to the Merger. As a percentage of consolidated revenues, corporate overhead totaled 3.2% and 3.3% in the third quarter of 2011 and 2010, respectively, and totaled 3.3% and 3.1% for the nine months ended September 30, 2011 and 2010, respectively. Operating results for the nine months ended September 30, 2010 included approximately $1 million related to retirement costs.

Transaction costs

Operating results for the third quarter and nine months ended September 30, 2011 included transaction costs totaling $5 million and $29 million, respectively, primarily related to the Merger. Operating results for the third quarter and nine months ended September 30, 2011 also included severance costs totaling $1 million and $16 million, respectively, related to the Merger. Operating results for the third quarter and nine months ended September 30, 2010 included transaction costs totaling $1 million and $3 million, respectively.

Capital costs

Rent expense increased 18% to $106 million in the third quarter of 2011 compared to $89 million in the same period of 2010 and increased 10% to $293 million for the nine months ended September 30, 2011 from $267 million in the same period in 2010. The increase in both periods resulted primarily from the Merger, the Vista Acquisition, contractual inflation and contingent rent increases.

Depreciation and amortization expense increased 61% to $46 million in the third quarter of 2011 compared to $29 million in the same period of 2010 and increased 30% to $117 million for the nine months ended September 30, 2011 from $90 million in the same period in 2010. The increase in both periods resulted from the Merger, the Company’s ongoing capital expenditure program and its hospital development projects.

Interest expense increased to $26 million in the third quarter of 2011 compared to $1 million in the same period of 2010 and increased to $55 million for the nine months ended September 30, 2011 from $4 million in the same period in 2010. The increase in the third quarter and nine months ended September 30, 2011 was attributable to increased borrowings necessary to finance the Merger and higher interest rates compared to the same periods in 2010. Interest expense for the nine months ended September 30, 2011 included $14 million of Merger related financing costs.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Results of Operations—Continuing Operations (Continued)

Consolidated results

Losses from continuing operations before income taxes aggregated $2 million in the third quarter of 2011 compared to income from continuing operations before income taxes of $4 million in the same period in 2010. Income from continuing operations before income taxes aggregated $26 million for the nine months ended September 30, 2011 compared to $57 million in the same period in 2010. Income from continuing operations aggregated $1 million in the third quarter of 2011 compared to $5 million in the same period in 2010. Income from continuing operations aggregated $17 million for the nine months ended September 30, 2011 compared to $36 million in the same period in 2010. Impairment charges totaling $27 million ($16 million net of income taxes) negatively impacted the consolidated pretax operating results for the third quarter and nine months ended September 30, 2011. Transaction, severance and financing costs primarily related to the Merger also negatively impacted the consolidated pretax operating results by $6 million ($4 million net of income taxes) for the third quarter of 2011 and $59 million ($38 million net of income taxes) for the nine months ended September 30, 2011. Transaction, severance and retirement costs (unrelated to the Merger) negatively impacted the consolidated pretax operating results by $1 million for the third quarter of 2010 and $6 million ($4 million net of income taxes) for the nine months ended September 30, 2010.

Results of Operations—Discontinued Operations

Income from discontinued operations totaled $1.1 million in the third quarter of 2011 compared to a loss from discontinued operations of $0.2 million in the third quarter of 2010. Income from discontinued operations totaled $1.5 million for the nine months ended September 30, 2011 compared to a loss from discontinued operations of $0.3 million for the nine months ended September 30, 2010.

Liquidity

Operating cash flows

Cash flows provided by operations (including discontinued operations) aggregated $118 million for the nine months ended September 30, 2011 compared to $151 million for the same period in 2010. Operating cash flows for the nine months ended September 30, 2011 were negatively impacted by $99 million ($77 million net of income taxes) of transaction, severance and financing payments, primarily related to the Merger. Transaction, severance and retirement payments (unrelated to the Merger) for the nine months ended September 30, 2010 were $4 million ($2 million net of income taxes). Operating cash flows also were negatively impacted by lower accounts receivable collections for the nine months ended September 30, 2011 compared to the same period in 2010, primarily as a result of temporary billing delays caused by information systems conversions related to the Merger. Operating cash flows in both periods were favorably impacted by federal income tax refunds of $25 million and $10 million for the nine months ended September 30, 2011 and 2010, respectively. During the nine months ended September 30, 2011, the Company maintained sufficient liquidity to finance its routine capital expenditures, ongoing development programs, and acquisition (excluding the Merger) and strategic development activities.

The Company utilizes its ABL Facility to meet working capital needs and finance its acquisition and development activities. As a result, the Company typically carries minimal amounts of cash on its consolidated balance sheet. Based upon the Company’s expected operating cash flows and the availability of borrowings under the Company’s ABL Facility ($367 million at September 30, 2011), management believes that the Company has the necessary financial resources to satisfy its expected short-term and long-term liquidity needs.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Liquidity (Continued)

New credit facilities and notes

In connection with the Merger, the Company entered into the ABL Facility, the Term Loan Facility and the Notes. The Company used proceeds from the ABL Facility, the Term Loan Facility and the Notes to pay the Merger Consideration, repay all amounts outstanding under Kindred’s and RehabCare’s previous credit facilities and to pay transaction costs. The amounts outstanding under Kindred’s and RehabCare’s former credit facilities that were repaid at the Merger closing were $390 million and $345 million, respectively. The ABL Facility and the Term Loan Facility have incremental facility capacity in an aggregate amount between the two facilities of $200 million, subject to meeting certain conditions, including a specified senior secured leverage ratio. In connection with these new credit arrangements, the Company paid $46 million of lender fees related to debt issuance that were capitalized as deferred financing costs and paid $13 million of other financing costs that were charged to interest expense.

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

The agreements governing the ABL Facility, the Term Loan Facility and the Notes include a number of restrictive covenants that, among other things and subject to certain exceptions and baskets, impose operating and financial restrictions on the Company and certain of its subsidiaries. In addition, the Company is required to comply with a minimum fixed charge coverage ratio and a maximum total leverage ratio. These financing agreements also contain customary affirmative covenants and events of default. The Company was in compliance with the terms of the ABL Facility, the Term Loan Facility and the Notes at September 30, 2011.

ABL Facility

The ABL Facility has a five-year tenor and is secured by the First Priority ABL Collateral. The ABL Facility has a second priority lien on substantially all of the other assets and properties of the Company. As of September 30, 2011, the Company had $249 million outstanding under the ABL Facility. In addition, approximately $13 million of letters of credit were issued under the ABL Facility to backstop outstanding letters of credit previously issued by RehabCare under its terminated credit facility.

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

Term Loan Facility (Continued)

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

Notes

In connection with the Merger, the Company completed a private placement of the Notes. The Notes bear interest at an annual rate equal to 8.25% and are senior unsecured obligations of the Company and the subsidiary guarantors, ranking pari passu with all of their respective existing and future senior unsubordinated indebtedness. Pursuant to a registration rights agreement, the Company filed with the SEC a registration statement related to an offer to exchange the Notes for an issue of SEC-registered notes with substantially identical terms. The exchange offer commenced on October 13, 2011 and is currently scheduled to expire on November 10, 2011.

Other financing activities

As a result of improved professional liability underwriting results of the Company’s limited purpose insurance subsidiary, the Company received distributions of $3 million and $22 million during the nine months ended September 30, 2011 and 2010, respectively, from its limited purpose insurance subsidiary in accordance with applicable regulations. These distributions had no impact on earnings and the proceeds were used primarily to repay borrowings under the Company’s revolving credit facility.

Capital Resources

Excluding the Merger and acquisitions, routine capital expenditures (expenditures necessary to maintain existing facilities that generally do not increase capacity or add services) totaled $95 million for the nine months ended September 30, 2011 compared to $69 million for the same period in 2010. Hospital development capital expenditures (primarily new facility construction) totaled $54 million for the nine months ended September 30, 2011 compared to $29 million for the same period in 2010. Nursing and rehabilitation center development capital expenditures (primarily the addition of transitional care services for higher acuity patients and new facility construction) totaled $15 million for the nine months ended September 30, 2011 compared to $11 million for the same period in 2010. The Company anticipates that routine capital spending for 2011 should approximate $135 million to $140 million, hospital development capital spending should approximate $65 million to $70 million and nursing and rehabilitation center development capital spending should approximate $20 million to $25 million. Management expects that substantially all of these expenditures will be financed through internal sources.

Management believes that its capital expenditure program is adequate to improve and equip existing facilities. The Company’s capital expenditure program is financed generally through the use of internally generated funds. At September 30, 2011, the estimated cost to complete and equip construction in progress approximated $42 million.

The Merger purchase price totaled $963 million and was comprised of $662 million in cash and $301 million of Kindred common stock.

Excluding the Merger, the Company financed certain other acquisitions with either operating cash flows or revolving credit facility borrowings. These expenditures totaled $69 million for the nine months ended September 30, 2011 compared to $88 million for the same period in 2010.

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

The ACA enacted a series of reductions to the annual market basket payment updates for LTAC hospitals. In addition to specific market basket reductions, Congress has mandated that the annual market basket payment update for a variety of providers, including both LTAC hospitals and nursing centers, be reduced for a “productivity adjustment” determined by CMS. These productivity adjustments may vary and will be determined annually by CMS. The productivity adjustments for LTAC hospitals and nursing centers were implemented on October 1, 2011.

The Budget Control Act of 2011, enacted on August 2, 2011, increased the United States debt ceiling in connection with deficit reductions over the next ten years. The Budget Control Act of 2011 also establishes a 12 member joint committee of Congress known as the Joint Select Committee on Deficit Reduction. The goal of the Joint Select Committee on Deficit Reduction is to propose legislation to reduce the United States federal deficit by $1.5 trillion for fiscal years 2012 to 2021. Reductions in Medicare and Medicaid spending could be included as part of these deficit reduction measures. Moreover, if such legislation is not enacted by December 23, 2011, approximately $1.2 trillion in domestic and defense spending reductions will automatically begin January 1, 2013, split evenly between domestic and defense spending. Payments to Medicare providers would be subject to these automatic spending reductions, subject to a 2% cap. At this time it is unclear how this automatic reduction may be applied to various Medicare healthcare programs. Reductions to Medicare and Medicaid reimbursement from the Budget Control Act of 2011 could have a material adverse effect on the Company’s business, financial position, results of operations or liquidity.

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

CMS has regulations governing payments to LTAC hospitals that are co-located with another hospital (a “HIH”). The rules generally limit Medicare payments to the HIH if the Medicare admissions to the HIH from its co-located hospital exceed 25% of the total Medicare discharges for the HIH’s cost reporting period, the “25 Percent Rule.” There are limited exceptions for admissions from rural, urban single and MSA Dominant

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Other Information (Continued)

Effects of inflation and changing prices (Continued)

hospitals. Admissions that exceed this “25 Percent Rule” are paid using the short-term acute care inpatient payment system (“IPPS”). Patients transferred after they have reached the short-term acute care outlier payment status are not counted toward the admission threshold. Patients admitted prior to meeting the admission threshold, as well as Medicare patients admitted from a non co-located hospital, are eligible for the full payment under LTAC PPS. If the HIH’s admissions from the co-located hospital exceed the limit in a cost reporting period, Medicare will pay the lesser of (1) the amount payable under LTAC PPS or (2) the amount payable under IPPS. At September 30, 2011, the Company operated 29 HIHs with 1,148 licensed beds.

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

On July 31, 2009, CMS issued final regulations regarding Medicare reimbursement for LTAC hospitals for the fiscal year beginning October 1, 2009. Included in those final regulations is (1) a market basket increase to the standard federal payment rate of 2.5%; (2) an offset of 0.5% applied to the standard federal payment rate to account for the effect of documentation and coding changes; (3) adjustments to area wage indexes; and (4) a decrease in the high cost outlier threshold per discharge to $18,425. These final regulations also include a recalibration of the diagnostic categories called Medicare Severity Diagnosis Related Groups or more specifically, for LTAC hospitals, “MS-LTC-DRGs,” payment weights. CMS indicated that all of these changes will result in a 3.3% increase to average Medicare payments to LTAC hospitals. The 2.7% annualized reduction that resulted from a recalibration of MS-LTC-DRG payment weights on June 3, 2009 is incorporated into the final October 1, 2009 payment weights. On April 1, 2010, CMS reduced the October 1, 2009 standard federal payment rate by 0.25% as mandated by the ACA. In addition to specific market basket reductions, Congress has mandated that the annual market basket payment update for a variety of providers, including LTAC hospitals, be reduced for a “productivity adjustment” determined by CMS. These productivity adjustments may vary and will be determined annually by CMS. The productivity adjustments for LTAC hospitals were implemented on October 1, 2011.

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

On August 2, 2011, the Long-Term Care Hospital Improvement Act of 2011 was introduced into the United States Senate (the “LTAC Legislation”). If enacted, the LTAC Legislation would implement new patient and facility criteria for LTAC hospitals and alleviate the negative impact of various scheduled Medicare reimbursement adjustments. The LTAC Legislation provides for patient criteria to ensure that LTAC hospital patients are physician screened prior to admission and throughout their stay for the appropriateness of their stay in a LTAC hospital. In addition, facility criteria would establish common requirements for the programmatic, personnel and clinical operations of a LTAC hospital. The LTAC Legislation further provides that at least 70% of patients must be medically complex in order for a hospital to maintain its Medicare certification as a LTAC hospital. The LTAC Legislation also would repeal the “25 Percent Rule” for all LTAC hospitals, the scheduled very short-stay outlier payment reductions and the one-time budget neutrality adjustment requirement. There can be no assurances that the LTAC Legislation will be enacted in its current form or at all.

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

On July 31, 2009, CMS issued final regulations regarding Medicare reimbursement for nursing centers for the fiscal year beginning October 1, 2009. Included in these regulations are (1) a market basket increase to the

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Other Information (Continued)

Effects of inflation and changing prices (Continued)

federal payment rates of 2.2%; (2) updates to the wage indexes which adjust the federal payment; and (3) a reduction in the resource utilization groups (“RUG”) indexes attributed to a CMS forecast error in a prior year, resulting in a 3.3% reduction in payments. CMS estimated that these changes will result in a net decrease in Medicare payments to nursing and rehabilitation centers of 1.1%. In addition to specific market basket reductions, Congress has mandated that the annual market basket payment update for a variety of providers, including nursing centers, be reduced for a “productivity adjustment” determined by CMS. These productivity adjustments may vary and will be determined annually by CMS. The productivity adjustments for nursing centers were implemented on October 1, 2011.

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

The therapy requirements to qualify for rehabilitation RUG categories are unchanged under RUGs IV, however, the regulatory changes altered how minutes were allocated to calculate the RUGs scores using the most recent clinical assessment tool of the minimum data set (“MDS 3.0”). Rather than count all therapy time that a nursing center patient receives, rehabilitation providers must now allocate therapy minutes between the patients being served during concurrent therapy sessions. In addition, the number of patients that a therapist/assistant may treat concurrently is limited to two patients. Additional tracking provisions also require therapists to track and report different delivery modes of therapy (individual, concurrent and group therapy) on MDS 3.0. The Company’s rehabilitation division has hired additional therapists to facilitate the provision of additional individual minutes as clinically appropriate. Effective October 1, 2010, CMS began paying claims using the RUGs IV system.

CMS issued the 2011 CMS Rules on July 29, 2011 updating Medicare payment rates for skilled nursing centers effective October 1, 2011. The 2011 CMS Rules impose (1) a negative adjustment to RUGs IV therapy rates, and (2) a net market basket increase of 1.7% consisting of (a) a 2.7% market basket inflation increase, less (b) a 1.0% adjustment to account for the effect of a productivity adjustment, beginning on October 1, 2011. CMS has projected the impact of these changes will result in an 11.1% decrease in payments to skilled nursing centers. Based upon the Company’s review of the 2011 CMS Rules, the Company believes that its nursing center Medicare rates could decline by as much as 15% in 2012. In addition to these rate changes, the 2011 CMS Rules introduced additional changes to RUG calculations along with adding additional assessments. Under the 2011 CMS Rules, group therapy is defined as therapy sessions with four patients who are performing similar therapy activities. In addition, for purposes of assigning patients to RUGs IV payment categories, the minutes of group therapy are divided by four with 25% of the minutes being allocated to each patient, consistent with the rules for concurrent therapy that have been in place since October 1, 2010. The 2011 CMS Rules also clarify the circumstances for reporting breaks in care of three or more days of therapy and also implement a new change of therapy assessment that is designed to allocate the patient to the RUG level that represents the treatment provided in the last seven days. Both changes are likely to produce alterations in the RUG scores billed for the patient along with generating additional assessments. Management believes that the 2011 CMS Rules could reduce the Company’s annual revenues by approximately $95 million to $105 million in its nursing center

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Other Information (Continued)

Effects of inflation and changing prices (Continued)

business and approximately $10 million to $15 million in its rehabilitation therapy business. In addition, management believes that other technical changes required under the 2011 CMS Rules may increase rehabilitation therapy costs by approximately $20 million to $25 million on an annual basis.

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

The Company believes that its operating margins will continue to be under pressure as the growth in operating expenses, particularly professional liability, labor and employee benefits costs, exceeds payment increases from third party payors. In addition, as a result of competitive pressures, the Company’s ability to maintain operating margins through price increases to private patients is limited.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Condensed Consolidated Statement of Operations

(Unaudited)

(In thousands, except per share amounts)

	2010 Quarters				2011 Quarters
	First	Second	Third	Fourth	First	Second	Third
Revenues	$1,089,837	$1,081,364	$1,053,012	$1,135,484	$1,192,421	$1,292,592	$1,514,062

Salaries, wages and benefits	627,175	612,205	613,607	652,703	678,695	765,133	900,570
Supplies	85,886	85,455	83,753	87,103	90,022	96,718	107,514
Rent	88,319	88,981	89,295	90,777	91,453	95,677	105,511
Other operating expenses	234,204	238,687	234,968	240,750	259,369	287,132	332,017
Other income	(3,084)	(2,857)	(2,794)	(2,687)	(2,785)	(2,880)	(2,815)
Depreciation and amortization	31,121	29,852	29,167	31,412	32,549	37,871	46,947
Interest expense	1,307	1,298	1,642	2,843	5,728	23,157	25,790
Investment (income) loss	(877)	377	(403)	(342)	(495)	(257)	(37)

	1,064,051	1,053,998	1,049,235	1,102,559	1,154,536	1,302,551	1,515,497

Income (loss) from continuing operations before income taxes	25,786	27,366	3,777	32,925	37,885	(9,959)	(1,435)
Provision (benefit) for income taxes	10,631	11,230	(1,323)	13,170	15,609	(3,419)	(2,342)

Income (loss) from continuing operations	15,155	16,136	5,100	19,755	22,276	(6,540)	907
Discontinued operations, net of income taxes:
Income (loss) from operations	(154)	87	(260)	1,125	(179)	587	1,119
Gain (loss) on divestiture of operations	(137)	54	86	(456)	—	—	—

Income (loss) from discontinued operations	(291)	141	(174)	669	(179)	587	1,119

Net income (loss)	14,864	16,277	4,926	20,424	22,097	(5,953)	2,026
(Earnings) loss attributable to noncontrolling interest	—	—	—	—	—	421	(241)

Income (loss) attributable to Kindred	$14,864	$16,277	$4,926	$20,424	$22,097	$(5,532)	$1,785

Amounts attributable to Kindred stockholders:
Income (loss) from continuing operations	$15,155	$16,136	$5,100	$19,755	$22,276	$(6,119)	$666
Income (loss) from discontinued operations	(291)	141	(174)	669	(179)	587	1,119

Income (loss) attributable to Kindred	$14,864	$16,277	$4,926	$20,424	$22,097	$(5,532)	$1,785

Earnings (loss) per common share:
Basic:
Income (loss) from continuing operations	$0.38	$0.41	$0.13	$0.50	$0.56	$(0.14)	$0.01
Discontinued operations:
Income (loss) from operations	—	—	(0.01)	0.03	—	0.01	0.02
Gain (loss) on divestiture of operations	—	—	—	(0.01)	—	—	—

Net income (loss)	$0.38	$0.41	$0.12	$0.52	$0.56	$(0.13)	$0.03

Diluted:
Income (loss) from continuing operations	$0.38	$0.41	$0.13	$0.50	$0.55	$(0.14)	$0.01
Discontinued operations:
Income (loss) from operations	—	—	(0.01)	0.03	—	0.01	0.02
Gain (loss) on divestiture of operations	—	—	—	(0.01)	—	—	—

Net income (loss)	$0.38	$0.41	$0.12	$0.52	$0.55	$(0.13)	$0.03

Shares used in computing earnings (loss) per common share:
Basic	38,626	38,756	38,778	38,790	39,035	43,231	51,329
Diluted	38,859	38,914	38,838	39,089	39,543	43,231	51,406

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Operating Data

(Unaudited)

(In thousands)

	2010 Quarters				2011 Quarters
	First	Second	Third	Fourth	First	Second	Third
Revenues:
Hospital division	$507,062	$493,401	$465,198	$507,660	$558,974	$593,425	$684,781
Nursing center division	539,321	542,215	539,914	566,435	567,472	568,199	571,226
Rehabilitation division:
Skilled nursing rehabilitation services	98,997	101,148	103,807	117,325	122,656	172,074	267,993
Hospital rehabilitation services	21,147	20,913	20,436	21,182	22,490	38,291	69,811

	120,144	122,061	124,243	138,507	145,146	210,365	337,804

	1,166,527	1,157,677	1,129,355	1,212,602	1,271,592	1,371,989	1,593,811
Eliminations:
Skilled nursing rehabilitation services	(56,464)	(56,279)	(56,841)	(57,084)	(57,946)	(58,691)	(59,221)
Hospital rehabilitation services	(20,226)	(20,034)	(19,502)	(20,034)	(21,225)	(20,706)	(20,528)

	(76,690)	(76,313)	(76,343)	(77,118)	(79,171)	(79,397)	(79,749)

	$1,089,837	$1,081,364	$1,053,012	$1,135,484	$1,192,421	$1,292,592	$1,514,062

Income (loss) from continuing operations:
Operating income (loss):
Hospital division	$95,440	$91,790	$75,784	$97,343	$108,385	$108,465	$122,599 (a)
Nursing center division	70,614	76,529	69,363	86,912	87,350	93,532	65,982 (a)
Rehabilitation division:
Skilled nursing rehabilitation services	9,537	9,307	9,486	5,307	9,149	15,531	28,682
Hospital rehabilitation services	5,146	4,793	4,728	4,302	5,332	8,033	15,606

	14,683	14,100	14,214	9,609	14,481	23,564	44,288
Corporate:
Overhead	(33,831)	(32,799)	(34,329)	(33,002)	(38,315)	(43,801)	(48,806)
Insurance subsidiary	(480)	(791)	(783)	(1,099)	(602)	(420)	(750)

	(34,311)	(33,590)	(35,112)	(34,101)	(38,917)	(44,221)	(49,556)
Transaction costs (b)	(770)	(955)	(771)	(2,148)	(4,179)	(34,851)	(6,537)

Operating income	145,656	147,874	123,478	157,615	167,120	146,489	176,776
Rent	(88,319)	(88,981)	(89,295)	(90,777)	(91,453)	(95,677)	(105,511)
Depreciation and amortization	(31,121)	(29,852)	(29,167)	(31,412)	(32,549)	(37,871)	(46,947)
Interest, net	(430)	(1,675)	(1,239)	(2,501)	(5,233)	(22,900)	(25,753)

Income (loss) from continuing operations before income taxes	25,786	27,366	3,777	32,925	37,885	(9,959)	(1,435)
Provision (benefit) for income taxes	10,631	11,230	(1,323)	13,170	15,609	(3,419)	(2,342)

	$15,155	$16,136	$5,100	$19,755	$22,276	$(6,540)	$907

(a)	Includes impairment charges of $3.1 million for the hospital division and $23.6 million for the nursing center division.
(b)	Transaction-related charges for the 2010 periods have been reclassified to conform with the current period presentation.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Operating Data (Continued)

(Unaudited)

(In thousands)

	2010 Quarters				2011 Quarters
	First	Second	Third	Fourth	First	Second	Third
Rent:
Hospital division	$37,415	$38,043	$38,122	$39,406	$40,299	$43,997	$52,737
Nursing center division	49,392	49,439	49,627	49,647	49,384	49,562	49,862
Rehabilitation division:
Skilled nursing rehabilitation services	1,449	1,445	1,474	1,662	1,698	1,791	2,169
Hospital rehabilitation services	26	25	28	27	28	33	95

	1,475	1,470	1,502	1,689	1,726	1,824	2,264
Corporate	37	29	44	35	44	294	648

	$88,319	$88,981	$89,295	$90,777	$91,453	$95,677	$105,511

Depreciation and amortization:
Hospital division	$13,014	$12,549	$12,655	$13,421	$14,278	$16,572	$21,612
Nursing center division	12,113	11,185	10,527	11,646	11,793	13,038	12,655
Rehabilitation division:
Skilled nursing rehabilitation services	523	558	591	731	759	1,339	3,023
Hospital rehabilitation services	62	68	77	99	97	819	2,372

	585	626	668	830	856	2,158	5,395
Corporate	5,409	5,492	5,317	5,515	5,622	6,103	7,285

	$31,121	$29,852	$29,167	$31,412	$32,549	$37,871	$46,947

Capital expenditures, excluding acquisitions (including discontinued operations):
Hospital division:
Routine	$6,065	$7,954	$9,113	$13,835	$12,144	$11,809	$12,919
Development	5,774	10,209	12,900	12,257	7,777	6,423	39,964

	11,839	18,163	22,013	26,092	19,921	18,232	52,883
Nursing center division:
Routine	4,049	9,135	11,548	12,292	8,155	8,000	10,572
Development	1,793	2,079	7,464	15,365	3,322	7,705	4,113

	5,842	11,214	19,012	27,657	11,477	15,705	14,685
Rehabilitation division:
Skilled nursing rehabilitation services:
Routine	228	258	328	1,608	255	217	296
Development	—	—	—	—	10	181	75

	228	258	328	1,608	265	398	371
Hospital rehabilitation services:
Routine	39	23	23	208	25	72	81
Development	—	—	—	—	—	—	—

	39	23	23	208	25	72	81
Corporate:
Information systems	4,146	7,853	6,625	11,162	3,932	13,641	11,516
Other	288	447	986	683	207	211	1,211

	$22,382	$37,958	$48,987	$67,410	$35,827	$48,259	$80,747

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Condensed Consolidating Statement of Operations

(Unaudited)

(In thousands)

	Three months ended September 30, 2011
			Rehabilitation division
	Hospital division (a)	Nursing center division (a)	Skilled nursing services	Hospital services	Total	Corporate	Transaction costs	Eliminations	Consolidated
Revenues	$684,781	$571,226	$267,993	$69,811	$337,804	$—	$—	$(79,749)	$1,514,062

Salaries, wages and benefits	316,507	272,505	227,577	49,262	276,839	33,482	1,256	(19)	900,570
Supplies	77,045	28,650	1,506	62	1,568	251	—	—	107,514
Rent	52,737	49,862	2,169	95	2,264	648	—	—	105,511
Other operating expenses	168,630	204,089	10,228	4,881	15,109	18,638	5,281	(79,730)	332,017
Other income	—	—	—	—	—	(2,815)	—	—	(2,815)
Depreciation and amortization	21,612	12,655	3,023	2,372	5,395	7,285	—	—	46,947
Interest expense	206	25	—	—	—	25,559	—	—	25,790
Investment income	(1)	(18)	(1)	(1)	(2)	(16)	—	—	(37)

	636,736	567,768	244,502	56,671	301,173	83,032	6,537	(79,749)	1,515,497

Income (loss) from continuing operations before income taxes	$48,045	$3,458	$23,491	$13,140	$36,631	$(83,032)	$(6,537)	$—	(1,435)

Income tax benefit									(2,342)

Income from continuing operations									$907

	Three months ended September 30, 2010
			Rehabilitation division
	Hospital division	Nursing center division	Skilled nursing services	Hospital services	Total	Corporate	Transaction costs	Eliminations	Consolidated
Revenues	$465,198	$539,914	$103,807	$20,436	$124,243	$—	$—	$(76,343)	$1,053,012

Salaries, wages and benefits	215,590	267,665	89,923	15,040	104,963	25,403	—	(14)	613,607
Supplies	55,189	27,559	836	24	860	145	—	—	83,753
Rent	38,122	49,627	1,474	28	1,502	44	—	—	89,295
Other operating expenses	118,635	175,327	3,562	644	4,206	12,358	771	(76,329)	234,968
Other income	—	—	—	—	—	(2,794)	—	—	(2,794)
Depreciation and amortization	12,655	10,527	591	77	668	5,317	—	—	29,167
Interest expense	—	36	—	—	—	1,606	—	—	1,642
Investment income	—	(21)	—	—	—	(382)	—	—	(403)

	440,191	530,720	96,386	15,813	112,199	41,697	771	(76,343)	1,049,235

Income from continuing operations before income taxes	$25,007	$9,194	$7,421	$4,623	$12,044	$(41,697)	$(771)	$—	3,777

Income tax benefit									(1,323)

Income from continuing operations									$5,100

(a)	Includes $26.7 million in aggregate of impairment charges in other operating expenses (hospital division — $3.1 million and nursing center division — $23.6 million).

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Condensed Consolidating Statement of Operations (Continued)

(Unaudited)

(In thousands)

	Nine months ended September 30, 2011
			Rehabilitation division
	Hospital division	Nursing center division	Skilled nursing services	Hospital services	Total	Corporate	Transaction costs	Eliminations	Consolidated
Revenues	$1,837,180	$1,706,897	$562,723	$130,592	$693,315	$—	$—	$(238,317)	$3,999,075

Salaries, wages and benefits	842,829	816,022	483,996	93,996	577,992	91,502	16,122	(69)	2,344,398
Supplies	206,504	83,645	3,396	122	3,518	587	—	—	294,254
Rent	137,033	148,808	5,658	156	5,814	986	—	—	292,641
Other operating expenses	448,398	560,366	21,969	7,503	29,472	49,085	29,445	(238,248)	878,518
Other income	—	—	—	—	—	(8,480)	—	—	(8,480)
Depreciation and amortization	52,462	37,486	5,121	3,288	8,409	19,010	—	—	117,367
Interest expense	272	76	—	—	—	40,525	13,802	—	54,675
Investment income	(4)	(58)	(3)	(1)	(4)	(723)	—	—	(789)

	1,687,494	1,646,345	520,137	105,064	625,201	192,492	59,369	(238,317)	3,972,584

Income from continuing operations before income taxes	$149,686	$60,552	$42,586	$25,528	$68,114	$(192,492)	$(59,369)	$—	26,491

Provision for income taxes									9,848

Income from continuing operations									$16,643

	Nine months ended September 30, 2010
			Rehabilitation division
	Hospital division(a)	Nursing center division(a)	Skilled nursing services	Hospital services	Total	Corporate(a)	Transaction costs	Eliminations	Consolidated
Revenues	$1,465,661	$1,621,450	$303,952	$62,496	$366,448	$—	$—	$(229,346)	$3,224,213

Salaries, wages and benefits	664,317	805,560	261,497	45,960	307,457	75,667	—	(14)	1,852,987
Supplies	170,273	82,135	2,206	67	2,273	413	—	—	255,094
Rent	113,580	148,458	4,368	79	4,447	110	—	—	266,595
Other operating expenses	368,057	517,249	11,919	1,802	13,721	35,668	2,496	(229,332)	707,859
Other income	—	—	—	—	—	(8,735)	—	—	(8,735)
Depreciation and amortization	38,218	33,825	1,672	207	1,879	16,218	—	—	90,140
Interest expense	3	96	—	—	—	4,148	—	—	4,247
Investment income	(1)	(56)	(3)	(1)	(4)	(842)	—	—	(903)

	1,354,447	1,587,267	281,659	48,114	329,773	122,647	2,496	(229,346)	3,167,284

Income from continuing operations before income taxes	$111,214	$34,183	$22,293	$14,382	$36,675	$(122,647)	$(2,496)	$—	56,929

Provision for income taxes									20,538

Income from continuing operations									$36,391

(a)	Includes $2.9 million in aggregate of severance and retirement costs in salaries, wages and benefits (hospital division — $1.1 million, nursing center division — $0.5 million and corporate — $1.3 million).

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Operating Data

(Unaudited)

	2010 Quarters				2011 Quarters
	First	Second	Third	Fourth	First	Second	Third
Hospital data:
End of period data:
Number of hospitals:
Long-term acute care	83	83	83	89	89	120	120
Inpatient rehabilitation	—	—	—	—	—	5	5

	83	83	83	89	89	125	125

Number of licensed beds:
Long-term acute care	6,580	6,576	6,563	6,887	6,889	8,609	8,597
Inpatient rehabilitation	—	—	—	—	—	183	183

	6,580	6,576	6,563	6,887	6,889	8,792	8,780

Revenue mix %:
Medicare	56	56	55	58	60	60	60
Medicaid	9	9	9	9	8	8	8
Medicare Advantage	10	10	10	9	10	10	10
Commercial insurance and other	25	25	26	24	22	22	22

Admissions:
Medicare	7,432	7,125	6,769	7,640	8,504	8,913	11,002
Medicaid	997	990	1,022	1,034	1,085	1,163	1,236
Medicare Advantage	1,129	1,106	936	1,071	1,172	1,348	1,609
Commercial insurance and other	2,262	2,048	1,978	2,020	2,282	2,290	2,669

	11,820	11,269	10,705	11,765	13,043	13,714	16,516

Admissions mix %:
Medicare	63	63	63	65	65	65	67
Medicaid	8	9	10	9	8	8	7
Medicare Advantage	10	10	9	9	9	10	10
Commercial insurance and other	19	18	18	17	18	17	16

Patient days:
Medicare	202,882	195,964	179,324	198,129	219,213	237,257	275,561
Medicaid	47,813	45,952	48,514	46,596	45,650	45,746	48,911
Medicare Advantage	34,524	36,000	31,186	32,868	35,639	39,503	47,819
Commercial insurance and other	75,483	70,651	70,198	69,585	70,522	72,759	83,375

	360,702	348,567	329,222	347,178	371,024	395,265	455,666

Average length of stay:
Medicare	27.3	27.5	26.5	25.9	25.8	26.6	25.0
Medicaid	48.0	46.4	47.5	45.1	42.1	39.3	39.6
Medicare Advantage	30.6	32.5	33.3	30.7	30.4	29.3	29.7
Commercial insurance and other	33.4	34.5	35.5	34.4	30.9	31.8	31.2
Weighted average	30.5	30.9	30.8	29.5	28.4	28.8	27.6

Revenues per admission:
Medicare	$38,078	$38,938	$37,675	$38,368	$39,439	$40,089	$37,408
Medicaid	45,738	42,774	42,910	41,704	42,432	41,576	40,720
Medicare Advantage	45,187	46,169	48,122	44,744	46,217	42,708	43,616
Commercial insurance and other	56,344	59,842	61,314	61,131	54,065	56,850	57,216
Weighted average	42,899	43,784	43,456	43,150	42,856	43,271	41,462

Revenues per patient day:
Medicare	$1,395	$1,416	$1,422	$1,479	$1,530	$1,506	$1,494
Medicaid	954	922	904	925	1,009	1,057	1,029
Medicare Advantage	1,478	1,418	1,444	1,458	1,520	1,457	1,468
Commercial insurance and other	1,688	1,735	1,728	1,775	1,749	1,789	1,832
Weighted average	1,406	1,416	1,413	1,462	1,507	1,501	1,503

Medicare case mix index (discharged patients only)	1.21	1.21	1.19	1.17	1.21	1.22	1.17

Average daily census	4,008	3,830	3,579	3,774	4,122	4,344	4,953
Occupancy %	68.2	66.1	62.0	64.0	68.7	65.5	62.6

Annualized employee turnover %	21.8	22.6	22.3	22.0	21.2	22.1	21.4

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Operating Data (Continued)

(Unaudited)

	2010 Quarters				2011 Quarters
	First	Second	Third	Fourth	First	Second	Third
Nursing and rehabilitation center data:
End of period data:
Number of facilities:
Nursing and rehabilitation centers:
Owned or leased	218	219	222	222	220	220	220
Managed	4	4	4	4	4	4	4
Assisted living facilities	6	7	7	7	6	6	6

	228	230	233	233	230	230	230

Number of licensed beds:
Nursing and rehabilitation centers:
Owned or leased	26,711	26,760	27,030	26,957	26,767	26,687	26,687
Managed	485	485	485	485	485	485	485
Assisted living facilities	327	463	463	463	413	413	413

	27,523	27,708	27,978	27,905	27,665	27,585	27,585

Revenue mix %:
Medicare	35	34	33	36	38	37	36
Medicaid	41	41	41	39	37	38	38
Medicare Advantage	6	7	7	7	7	7	7
Private and other	18	18	19	18	18	18	19

Patient days (excludes managed facilities):
Medicare	369,102	363,149	346,837	344,018	370,395	358,760	345,362
Medicaid	1,312,517	1,292,246	1,289,643	1,287,739	1,232,620	1,229,517	1,255,418
Medicare Advantage	87,692	92,051	91,643	94,336	97,460	94,483	95,751
Private and other	397,550	415,921	437,413	453,357	425,414	435,667	436,074

	2,166,861	2,163,367	2,165,536	2,179,450	2,125,889	2,118,427	2,132,605

Patient day mix %:
Medicare	17	17	16	16	17	17	16
Medicaid	61	60	60	59	58	58	59
Medicare Advantage	4	4	4	4	5	4	5
Private and other	18	19	20	21	20	21	20
Revenues per patient day:
Medicare Part A	$470	$469	$468	$534	$537	$544	$550
Total Medicare (including Part B)	513	515	519	587	579	589	599
Medicaid	168	171	171	171	172	173	174
Medicare Advantage	398	400	405	432	416	420	421
Private and other	238	234	232	228	235	240	243
Weighted average	249	250	249	260	267	268	268

Average daily census	24,076	23,773	23,538	23,690	23,621	23,279	23,180
Admissions (excludes managed facilities)	19,026	18,924	19,383	19,118	20,619	20,143	20,118
Occupancy %	89.0	87.3	86.8	86.4	86.9	85.9	85.5
Medicare average length of stay	33.7	35.2	34.3	33.0	32.9	33.4	33.0

Annualized employee turnover %	36.7	38.8	39.8	39.6	37.8	39.8	40.2

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Operating Data (Continued)

(Unaudited)

	2010 Quarters				2011 Quarters
	First	Second	Third	Fourth	First	Second	Third
Rehabilitation data:
Skilled nursing rehabilitation services:
Revenue mix %:
Company-operated	57	56	55	49	47	34	22
Non-affiliated	43	44	45	51	53	66	78

Sites of service (at end of period)	554	568	595	635	641	1,848	1,835
Revenue per site	$172,498	$171,254	$167,832	$174,896	$178,812	$137,316	$137,643

Therapist productivity %	83.8	84.2	82.1	78.6	80.6	81.6	80.5

Home health and hospice revenues	$3,434	$3,875	$3,947	$6,266	$8,038	$10,828	$15,419

Hospital rehabilitation services:
Revenue mix %:
Company-operated	96	96	95	95	94	54	29
Non-affiliated	4	4	5	5	6	46	71
Sites of service (at end of period):
Inpatient rehabilitation units	—	—	—	1	1	104	102
LTAC hospitals	85	85	85	91	93	97	99
Sub-acute units	7	7	7	7	8	22	23
Outpatient units	10	11	11	12	12	119	114
Other	2	2	4	4	5	8	7

	104	105	107	115	119	350	345

Revenue per site	$203,337	$199,174	$190,986	$184,193	$188,989	$199,661	$202,352

Annualized employee turnover %	12.6	14.2	15.4	14.4	14.5	17.1	16.5

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

Interest Rate Sensitivity

Principal Amount by Expected Maturity

Average Interest Rate

(Dollars in thousands)

	Expected maturities							Fair value 9/30/11
	2011	2012	2013	2014	2015	Thereafter	Total
Liabilities:
Long-term debt, including amounts due within one year:
Fixed rate:
Notes	$—	$—	$—	$—	$—	$550,000	$550,000	$420,062
Other	24	96	102	109	116	133	580	550	(a)

	$24	$96	$102	$109	$116	$550,133	$550,580	$420,612

Average interest rate	6.0%	6.0%	6.0%	6.0%	6.0%	8.2%

Variable rate:
ABL Facility (b)	$—	$—	$—	$—	$—	$248,500	$248,500	$248,500
Term Loan Facility (c)	1,750	7,000	7,000	7,000	7,000	668,500	698,250	647,627
Other (d)	58	232	233	233	3,720	—	4,476	4,476

	$1,808	$7,232	$7,233	$7,233	$10,720	$917,000	$951,226	$900,603

(a)	Calculated based upon the net present value of future principal and interest payments using a discount rate of 6%.
(b)	Interest on borrowings under the Company’s ABL Facility is payable, at the Company’s option, at a rate per annum equal to the applicable margin plus, at the Company’s option, either (1) LIBOR determined by reference to the costs of funds for eurodollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, or (2) a base rate determined by reference to the highest of (a) the prime rate of JPMorgan Chase Bank, N.A., (b) the federal funds effective rate plus one-half of 1.00% and (c) LIBOR as described in subclause (1) plus 1.00%. The initial applicable margin for borrowings under the ABL Facility was 2.75% with respect to LIBOR borrowings and 1.75% with respect to base rate borrowings. The applicable margin is subject to adjustment each fiscal quarter, based upon average historical excess availability during the preceding quarter.
(c)	Interest on borrowings under the Company’s Term Loan Facility is payable, at the Company’s option, at a rate per annum equal to an applicable margin plus, at the Company’s option, either (1) LIBOR determined by reference to the costs of funds for eurodollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, or (2) a base rate determined by reference to the highest of (a) the prime rate of JPMorgan Chase Bank, N.A., (b) the federal funds effective rate plus one-half of 1.00% and (c) LIBOR described in subclause (1) plus 1.00%. LIBOR is subject to an interest rate floor of 1.50%. The initial applicable margin for borrowings under the Term Loan Facility was 3.75% with respect to LIBOR borrowings and 2.75% with respect to base rate borrowings. The expected maturities for the Term Loan Facility exclude the original issue discount of approximately $7 million.
(d)	Interest based upon LIBOR plus 4%.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures and Changes in Internal Control Over Financial Reporting

The Company has carried out an evaluation under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2011, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports that the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

Except as described below with respect to the status of the integration of RehabCare, there has been no change in the Company’s internal control over financial reporting during the Company’s quarter ended September 30, 2011, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The complaints in the Missouri litigation and Delaware litigation contain similar allegations, including among other things, that RehabCare’s directors breached their fiduciary duties to the RehabCare stockholders, including their duties of loyalty, due care, independence, good faith and fair dealing, by entering into a merger agreement which provides for inadequate consideration to RehabCare stockholders, and that RehabCare and Kindred aided and abetted RehabCare’s directors alleged breaches of their fiduciary duties. The plaintiffs seek injunctive relief preventing the defendants from consummating the transactions contemplated by the merger agreement, or in the event the defendants consummate the transactions contemplated by the merger agreement, rescission of such transactions and attorneys’ fees and expenses.

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

On June 29, 2011, the parties submitted to the Court of Chancery a proposed Stipulation of Settlement and Dismissal, which the Court granted on July 1, 2011. The Court of Chancery held a formal settlement hearing on September 8, 2011, at which the Court approved the agreed-upon Stipulation of Settlement and Dismissal as fair and reasonable, and awarded plaintiffs’ attorneys’ fees in the amount of $1.7 million plus expenses incurred. The Stipulation of Settlement and Dismissal became final on October 11, 2011 after the time to file an appeal of the Court’s order approving the settlement expired.

Item 6.	Exhibits

4.1	Second Supplemental Indenture, dated as of September 28, 2011, among Kindred Healthcare, Inc., the Subsidiary Guarantors party thereto and Wells Fargo Bank, National Association, as Trustee. Exhibit 4.1 to the Company’s Current Report on Form 8-K dated September 28, 2011 (Comm. File No. 001-14057) is hereby incorporated by reference.

4.2	Second Joinder Agreement to the Registration Rights Agreement, dated as of September 28, 2011, among the Subsidiary Guarantors party thereto. Exhibit 4.2 to the Company’s Current Report on Form 8-K dated September 28, 2011 (Comm. File No. 001-14057) is hereby incorporated by reference.

31	Rule 13a-14(a)/15d-14(a) Certifications.

32	Section 1350 Certifications.

101.XML	XBRL Instance Document. *

101.XSD	XBRL Taxonomy Extension Schema Document. *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. *

*	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KINDRED HEALTHCARE, INC.

Date: November 9, 2011	/s/ PAUL J. DIAZ
Paul J. Diaz
President and Chief Executive Officer

Date: November 9, 2011	/s/ RICHARD A. LECHLEITER
Richard A. Lechleiter
Executive Vice President and Chief Financial Officer