Form 10-K
period 2011-12-31
KINDRED HEALTHCARE, INC
filed 2012-02-29
CIK 1060009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☑    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Large accelerated filer  ☑    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the shares of the registrant held by non-affiliates of the registrant, based on the closing price of such stock on the New York Stock Exchange on June 30, 2011, was approximately $1,091,000,000. For purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates.

As of January 31, 2012, there were 52,114,266 shares of the registrant’s common stock, $0.25 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference from the registrant’s 2011 definitive proxy statement, which will be filed no later than 120 days after December 31, 2011.

PART I

Item 1.	Business

GENERAL

Kindred Healthcare, Inc. is a healthcare services company that through its subsidiaries operates long-term acute care (“LTAC”) hospitals, inpatient rehabilitation hospitals (“IRFs”), nursing and rehabilitation centers, assisted living facilities, a contract rehabilitation services business and a home health and hospice business across the United States. At December 31, 2011, our hospital division operated 121 LTAC hospitals (8,597 licensed beds) and five IRFs (183 licensed beds) in 26 states. Our nursing center division operated 224 nursing and rehabilitation centers (27,148 licensed beds) and six assisted living facilities (413 licensed beds) in 27 states. Our rehabilitation division provided rehabilitation services primarily in hospitals and long-term care settings. Our home health and hospice business provided home health, hospice and private duty services from 51 locations in eight states. All references in this Annual Report on Form 10-K to “Kindred,” “Company,” “we,” “us,” or “our” mean Kindred Healthcare, Inc. and, unless the context otherwise requires, our consolidated subsidiaries.

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

RehabCare Merger.     On June 1, 2011, we completed the acquisition of RehabCare Group, Inc. and its subsidiaries (“RehabCare”) (the “RehabCare Merger”). Upon consummation of the RehabCare Merger, each issued and outstanding share of RehabCare common stock was converted into the right to receive 0.471 of a share of our common stock and $26 per share in cash, without interest (the “Merger Consideration”). We issued approximately 12 million shares of our common stock in connection with the RehabCare Merger. The purchase price totaled $963 million and was comprised of $662 million in cash and $301 million of our common stock at fair value. We also assumed $356 million of long-term debt in the RehabCare Merger, of which $345 million was refinanced on June 1, 2011. The operating results of RehabCare have been included in our accompanying consolidated financial statements since June 1, 2011.

At the RehabCare Merger date, we acquired 32 LTAC hospitals, five IRFs, approximately 1,200 rehabilitation therapy sites of service and 102 hospital-based inpatient rehabilitation units. The RehabCare Merger expanded our service offerings, positioned us for future growth and provided opportunities for significant operating synergies.

In connection with the RehabCare Merger, we entered into a new $650 million senior secured asset-based revolving credit facility (the “ABL Facility”) and a new $700 million senior secured term loan facility (the “Term Loan Facility”) (collectively, the “New Credit Facilities”). We also successfully completed the private placement of $550 million of senior notes due 2019 (the “Notes”). We used proceeds from the New Credit Facilities and the Notes to pay the Merger Consideration, repay all amounts outstanding under our and RehabCare’s previous credit facilities and to pay transaction costs. The amounts outstanding under our and RehabCare’s former credit facilities that were repaid at the RehabCare Merger closing were $390 million and $345 million, respectively. The New Credit Facilities have incremental facility capacity in an aggregate amount between the two facilities of $200 million, subject to meeting certain conditions, including a specified senior secured leverage ratio. In connection with these new credit arrangements, we paid $46 million of lender fees related to debt issuance that were capitalized as deferred financing costs and paid $13 million of other financing costs that were charged to interest expense.

See “Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity” for additional information on the New Credit Facilities and the Notes.

Professional Acquisition.     On September 1, 2011, we acquired Professional HealthCare, LLC, a home health and hospice company that operated 27 locations in northern California, Arizona, Nevada and Utah for $51 million in cash (the “Professional Acquisition”). The Professional Acquisition was financed through operating cash flows and proceeds from our ABL Facility.

Vista Acquisition.    On November 1, 2010, we completed the acquisition of five LTAC hospitals from Vista Healthcare, LLC (“Vista”) for a purchase price of $179 million in cash (the “Vista Acquisition”). The Vista Acquisition was financed through operating cash flows and proceeds from our former revolving credit facility.

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

Discontinued Operations

In recent years, we completed several transactions related to the divestiture of unprofitable hospitals and nursing and rehabilitation centers.

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

For accounting purposes, the operating results of these businesses and the losses or impairments associated with these transactions have been classified as discontinued operations in the accompanying consolidated statement of operations for all periods presented. Assets not sold at December 31, 2011 have been measured at the lower of carrying value or estimated fair value less costs of disposal and have been classified as held for sale in the accompanying consolidated balance sheet. See notes 4 and 5 of the notes to consolidated financial statements.

HEALTHCARE OPERATIONS

We are organized into four operating divisions: the hospital division, the nursing center division, the rehabilitation division and the home health and hospice division. The expansion of our home health and hospice operations and changes to our organizational structure have led us to segregate our home health and hospice business into a separate division. Our home health and hospice business was previously included in the rehabilitation division. For more information about our operating divisions, as well as financial information, see “Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” and note 7 of the notes to consolidated financial statements.

The hospital division operates LTAC hospitals and IRFs. The nursing center division operates nursing and rehabilitation centers and assisted living facilities. The rehabilitation division provides rehabilitation services primarily in hospitals and long-term care settings. The home health and hospice division provides home health, hospice and private duty services to patients in a variety of settings, including homes, skilled nursing facilities and other residential settings. We believe that the independent focus of each division on the unique aspects of its business enhances its ability to attract patients, residents and non-affiliated customers, improve the quality of its operations and achieve operating efficiencies.

Based upon the authoritative guidance for business segments and after giving consideration to our business segments after the RehabCare Merger, our operating divisions represent five reportable operating segments, including (i) hospitals, (ii) skilled nursing and rehabilitation centers, (iii) skilled nursing-based rehabilitation contract therapy services (“SRS”), (iv) hospital-based rehabilitation contract therapy services (“HRS”) and (v) home health and hospice services. The SRS and HRS operating segments are both contained within the rehabilitation division.

Prior period business segment information has been restated to conform with the current period presentation. See note 7 of the notes to consolidated financial statements.

COMPETITIVE STRENGTHS

We believe that several competitive strengths support our business strategy, including:

Well-diversified service offerings across the post-acute continuum.    Through our organic development and acquisitions, we have created a well-diversified portfolio of service offerings. The RehabCare Merger added IRFs to our existing service offerings as well as significantly increased the scale of our contract rehabilitation services business and LTAC hospital business. Following the RehabCare Merger, Kindred operates the largest network of LTAC hospitals and IRFs and is the largest operator of skilled nursing contract rehabilitation therapy services in the United States based upon revenues. We also are the fourth largest operator of skilled nursing and rehabilitation centers in the United States. This array of services creates multiple earnings streams and multiple avenues for growth and further development.

Uniquely positioned for bundled or episodic payment environment.    As healthcare reform is implemented, we believe that healthcare providers that can operate with scale across the continuum of care will have a competitive advantage in an episodic payment environment. Our diversified service offerings enable us both to do this effectively and to participate with other healthcare providers in determining the most appropriate setting for patients as they continue their care throughout a post-acute episode. With the completion of the RehabCare Merger, we are a leader in four critical segments of the post-acute continuum, well-positioned to enhance our cluster market strategy of delivering the right care at the right site of service. We also are positioned to become a valuable partner to short-term acute care hospitals and managed care organizations, which are seeking to increase care coordination and more effectively manage healthcare costs.

Strong asset base including owned real estate.    We have been focused on adding high quality assets to our balance sheet through opportunistic acquisitions and development of state-of-the-art LTAC hospitals and transitional care centers in our skilled nursing and rehabilitation centers. We own the real estate of 19 LTAC hospitals, one IRF, 25 nursing and rehabilitation centers and two assisted living facilities, a significant increase from the 16 facilities we owned in 2006.

Strong cash flow generation.    We have demonstrated the ability to generate strong operating cash flows in a highly regulated environment. Our operating cash flows offer opportunities to fund our acquisition and development strategies as well as reduce our leverage over time.

Proven and experienced management team.    We have an industry leading management team with strong executive leadership and experience in executing and integrating strategic acquisitions. Paul J. Diaz, President and Chief Executive Officer, has over 20 years experience in the healthcare industry. With the inclusion of key operating officers from RehabCare, we believe our management team has demonstrated the ability to adapt and respond to an ever changing healthcare environment.

OUR STRATEGY

We believe that we are the largest diversified post-acute provider in the United States, and accordingly, are well-positioned to grow and succeed in what will be an increasingly integrated healthcare delivery system. The core of our strategy is to provide superior clinical outcomes and quality care with an approach that is patient-centered and focused on lowering costs by reducing lengths of stay in short-term acute care hospitals and transitioning patients to their homes at the highest possible level of function.

The key elements of our operating strategy include:

Provide quality, clinical-based care.    We are committed to maintaining and improving the quality of our patient care by dedicating appropriate resources at each facility and continuing to refine our clinical initiatives and objectives. We also have implemented technology enhancements and clinical protocols that promote best practices.

Improve operating efficiency.    We are continually focused on improving operating efficiency and controlling costs, while maintaining quality patient care, by standardizing key operating procedures and optimizing the skill mix of our staff based upon the clinical needs of each patient or resident. We have implemented specialized programs and technology enhancements to improve our quality and to make our caregivers more efficient.

Increase patient and resident volumes, particularly commercial patients.    We continue to expand our sales and marketing functions in our hospital and nursing center divisions to grow same-facility admissions and to take advantage of available capacity. Given the relatively higher reimbursement rates from commercial insurers as a group, as compared to Medicare and Medicaid, we continue to focus on expanding our relationships with insurers and enhancing their understanding of our services in order to increase commercial patient volume. Since 2009, we have grown our annual non-government admissions in our hospitals by approximately 31% and increased our non-government patient days in our nursing and rehabilitation centers by approximately 8%. We believe that our expanded service offerings and scope of operations will be attractive to commercial payors.

Improve and expand relationships with referring providers.    Substantially all of the patients and residents admitted to our hospitals and nursing and rehabilitation centers are referred to us by other healthcare providers such as general short-term acute care hospitals, intensive care units, managed care programs, physicians, and other healthcare providers. Accordingly, we are focused on maintaining strong relationships with these providers as well as developing more comprehensive relationships with physician groups.

Expand presence in home health and hospice business.    We continue to expand our presence in the home health and hospice business, and now provide services in eight states through 51 locations. In September 2011, we completed the Professional Acquisition which significantly expanded our scope of operations. In April 2011, we acquired a home health company that operates five locations in Southern California and the San Jose, California markets. In 2010, we acquired a home health company that operates in 11 locations. We intend to expand our home health and hospice operations through additional acquisitions or de novo sites, particularly in cluster markets where we have other healthcare operations.

Grow through development in cluster markets.    Our hospitals and nursing center divisions are increasingly focused on the opportunities available in markets where we operate multiple hospitals or have affiliated hospitals or nursing and rehabilitation centers. These cluster markets present opportunities for our hospitals and nursing and rehabilitation centers to share centralized business office operations and collaborate on their sales and marketing and managed care strategies. Our expanded rehabilitation business and home health and hospice operations furthers the continuum of care we can provide in these cluster markets. These cluster markets also allow us to better coordinate and manage the continuum of care for our patients, implement physician services strategies and reduce re-hospitalizations.

Re-deploy assets and management time to higher margin growth businesses.    We intend to concentrate our efforts on higher margin businesses such as home health and hospice and contract rehabilitation. In addition, we continue to allocate capital to the development of LTAC hospitals, IRFs and transitional care centers, particularly in cluster markets where we have other healthcare operations. We also continue to review our hospital and nursing and rehabilitation center operations to divest or eliminate under-performing facilities.

Grow through selective acquisitions.    We seek growth opportunities through strategic acquisitions in selected target markets, particularly where an acquisition, such as the RehabCare Merger and the Professional Acquisition, may assist us in scaling our operations more rapidly and efficiently than internal growth. In 2011, our acquisition of RehabCare significantly expanded the scope of our hospital and rehabilitation operations as well as added IRFs to our post-acute continuum. We also completed the Professional Acquisition which significantly expanded our home health and hospice operations. In 2010, we acquired four freestanding LTAC hospitals and one LTAC hospital within a host hospital (“HIH”) with a total of 250 hospital beds, four nursing and rehabilitation centers with a total of 510 nursing and rehabilitation center beds and one assisted living facility with 136 assisted living beds.

Grow our hospital division through business development.    Our hospital growth strategy is also focused on the development and expansion of our services:

•

Freestanding hospitals and IRFs.    At December 31, 2011, we operated 92 freestanding hospitals (7,449 licensed beds) and five IRFs (183 licensed beds). During 2011, we opened one freestanding hospital which added a total of 50 licensed beds. During 2010, we opened one freestanding hospital and two replacement hospitals which added a total of 46 licensed beds. At December 31, 2011, we have under development two replacement hospitals which will add 126 licensed beds and one new IRF and one replacement IRF which will add 76 licensed beds to our capacity.

•

Sub-acute units.    We are well-positioned to develop sub-acute units in several of our hospitals to broaden our scope of services, promote higher quality care and take advantage of unused capacity. At December 31, 2011, we operated nine sub-acute units with 475 licensed beds, have three hospital-based sub-acute units with 102 licensed beds under development, and plan to expand one existing sub-acute unit by 30 licensed beds.

•

Hospital-in-hospital units.    We have contracts with non-Kindred short-term acute care and other hospitals to operate HIHs. Under these arrangements, we lease space and purchase certain ancillary services from the host hospital and provide it with the option to discharge a portion of its clinically appropriate patients into the care of our hospital. These HIHs also receive patients from other general short-term acute care hospitals. During 2010, we acquired one HIH with 30 licensed beds. At December 31, 2011, we operated 29 HIHs with 1,148 licensed beds.

Expand program development of our hospital division.    We are a leading provider of long-term acute care to patients with pulmonary dysfunction. In addition, we have developed and continue to expand other inpatient and outpatient service areas such as wound care, post-surgical care, acute rehabilitation, pain management, as well as new intensive care units, where we believe opportunities exist to position our hospitals as centers of excellence in certain markets. We also continue to expand our sub-acute programs in selected markets where we believe there is a need for our services and where we have unused capacity.

Improve portfolio of nursing and rehabilitation centers.    Our nursing center division continually seeks to improve its existing portfolio. We have:

•	opened a newly constructed transitional care center with 120 nursing and rehabilitation center beds during 2011,

•	acquired four nursing and rehabilitation centers with a total of 510 nursing and rehabilitation center beds and one assisted living facility with 136 assisted living beds during 2010,

•	expanded our transitional care centers and transitional care units to address the needs of more Medicare and managed care short-term patients,

•	announced our intention to allow the leases for 54 nursing and rehabilitation centers with 6,140 licensed beds to expire in 2013, and

•	divested or did not renew leases for nine underperforming nursing and rehabilitation centers with approximately 1,100 licensed beds in the last three years.

Continue effective recruiting and retention of qualified therapists.    Our rehabilitation division continuously strives to recruit and retain qualified therapists in an industry-wide employment environment characterized by a shortage of qualified personnel. We offer competitive incentive and recognition programs for our therapists and have increased our recruiting infrastructure to reduce open positions, decrease contract labor and improve productivity. We also promote continuing education opportunities to enhance the personal knowledge and growth of our therapists and encourage our therapists’ participation in nurturing a culture of quality and customer service.

Grow through business development and external contract sales.    Our rehabilitation division focuses on the enhancement of rehabilitation programs for our customers and the expansion of our business in strategic markets. We strive to increase our market share by demonstrating our value proposition to customers in areas of clinical excellence and programming, staff recruiting and retention, regulatory and reimbursement support, census development and committed customer service.

HOSPITAL DIVISION

Our hospital division provides long-term acute care services to medically complex patients through the operation of a national network of 121 LTAC hospitals with 8,597 licensed beds and five IRFs with 183 licensed beds in 26 states as of December 31, 2011. We operate the largest network of LTAC hospitals and IRFs in the United States based upon fiscal 2011 revenues.

As a result of our commitment to the hospital business, we have developed a comprehensive program of care for medically complex patients that allows us to deliver high quality care in a cost-effective manner. A number of our hospitals also provide skilled nursing, sub-acute and outpatient services. Outpatient services may include diagnostic services, rehabilitation therapy, CT scanning, one-day surgery and laboratory.

In our LTAC hospitals, we treat medically complex patients, including the critically ill, suffering from multiple organ system failures, most commonly of the cardiovascular, pulmonary, kidney, gastro-intestinal and cutaneous (skin) systems. In particular, we have a core competency in treating patients with cardio-pulmonary disorders, skin and wound conditions, and life-threatening infections. Prior to being admitted to one of our LTAC hospitals, many of our patients have undergone a major surgical procedure or developed a neurological disorder following head and spinal cord injury, cerebrovascular incident or metabolic instability. Our expertise lies in the ability to simultaneously deliver comprehensive and coordinated medical interventions directed at all affected organ systems, while maintaining a patient-centered, integrated care plan. Medically complex patients are characteristically dependent on technology for continued life support, including mechanical ventilation, total parenteral nutrition, respiratory or cardiac monitors and kidney dialysis machines. During 2011, the average length of stay for patients in our hospitals was approximately 28 days.

Our LTAC hospital patients generally have conditions that require a high level of monitoring and specialized care, yet may not need the services of a traditional intensive care unit. These patients are not clinically appropriate for admission to other post-acute settings because their severe medical conditions are periodically or chronically unstable. By providing a range of services required for the care of medically complex patients, we believe that our LTAC hospitals provide our patients with high quality, cost-effective care.

Our LTAC hospitals employ a comprehensive program of care for their patients that draws upon the talents of interdisciplinary teams, including physician specialists. The teams evaluate patients upon admission to determine treatment programs. Our hospital division has developed specialized treatment programs focused on the needs of medically complex patients. In addition to traditional medical services, most of our LTAC hospital patients receive individualized treatment plans, which may include rehabilitation, skin integrity management and clinical pharmacology services. Where appropriate, the treatment programs may involve the services of several disciplines, such as pulmonary medicine, infectious disease and physical medicine.

Our IRFs provide services to patients who require intensive inpatient rehabilitative care. Our IRF patients typically experience significant physical disabilities due to various medical conditions, such as head injury, spinal cord injury, stroke, hip fractures, certain orthopedic problems, and neuromuscular disease, and require rehabilitative healthcare services in an inpatient setting. Our nurses and physical, occupational, and speech therapists work with physicians with the goal of returning patients to home and work. Patient care is provided by nursing and therapy staff as directed by physician orders. Our IRFs provide an interdisciplinary approach to treatment that leads to a higher level of care and superior outcomes. The medical, nursing, therapy, and ancillary services provided by our IRFs comply with local, state, and federal regulations, as well as other accreditation standards.

Selected Hospital Division Operating Data

The following table sets forth certain operating and financial data for the hospital division (dollars in thousands, except statistics):

	Year ended December 31,
	2011	2010	2009
Revenues	$2,549,992	$1,973,321	$1,932,892
Operating income	$487,442	$360,357	$363,811
Hospitals in operation at end of period	126	89	83
Licensed beds at end of period	8,780	6,887	6,580
Admissions	60,520	45,559	45,019
Patient days	1,688,376	1,385,669	1,381,350
Average length of stay	27.9	30.4	30.7
Revenues per admission	$42,135	$43,313	$42,935
Revenues per patient day	$1,510	$1,424	$1,399
Medicare case mix index (discharged patients only)	1.18	1.19	1.21
Average daily census	4,626	3,796	3,785
Occupancy %	64.8	65.1	64.7
Annualized employee turnover %	20.3	22.0	22.1
Assets at end of period	$2,056,103	$1,100,138	$867,332
Capital expenditures:
Routine	$46,393	$36,967	$26,716
Development	67,321	41,140	42,371

The term “operating income” is defined as earnings before interest, income taxes, depreciation, amortization, rent and corporate overhead. Segment operating income excludes impairment charges and transaction costs. A reconciliation of “operating income” to our consolidated results of operations is included in note 7 of the notes to consolidated financial statements. The term “licensed beds” refers to the maximum number of beds permitted in a facility under its license regardless of whether the beds are actually available for patient care. “Patient days” refers to the total number of days of patient care provided for the periods indicated. “Average length of stay” is computed by dividing each facility’s patient days by the number of admissions in the respective period. “Medicare case mix index” is the sum of the individual patient diagnostic related group weights for the period divided by the sum of the discharges for the same period. “Average daily census” is computed by dividing each facility’s patient days by the number of calendar days in the respective period. “Occupancy %” is computed by dividing average daily census by the number of operational licensed beds, adjusted for the length of time each facility was in operation during each respective period. “Annualized employee turnover %” is calculated by dividing full-time and part-time terminations by the active employee count at the beginning of the year. Routine capital expenditures include expenditures at existing facilities that generally do not result in the expansion of services. Development capital expenditures include expenditures for the development of new facilities or the expansion of services or capacity at existing facilities.

Sources of Hospital Revenues

The hospital division receives payment for its services from third party payors, including government reimbursement programs such as Medicare and Medicaid and non-government sources such as Medicare Advantage, commercial insurance companies, health maintenance organizations, preferred provider organizations and contracted providers. Patients covered by non-government payors generally are more profitable to the hospital division than those covered by the Medicare and Medicaid programs. The following table sets forth the approximate percentages of our hospital division admissions, patient days and revenues derived from the payor sources indicated:

Year ended December 31,	Medicare			Medicaid			Medicare Advantage			Commercial insurance and other
	Admissions	Patient days	Revenues	Admissions	Patient days	Revenues	Admissions	Patient days	Revenues	Admissions	Patient days	Revenues
2011	66%	60%	60%	8%	11%	8%	9%	10%	10%	17%	19%	22%
2010	64	56	56	9	13	9	9	10	10	18	21	25
2009	64	56	55	9	15	10	9	10	10	18	19	25

For the year ended December 31, 2011, revenues of the hospital division totaled approximately $2.5 billion or 44% of our total revenues (before eliminations). For more information regarding the reimbursement for our hospital services, see “– Governmental Regulation – Hospital Division – Overview of Hospital Division Reimbursement.”

Hospital Facilities

The following table lists by state the number of hospitals and IRFs and related licensed beds we operated as of December 31, 2011:

		Number of facilities
State	Licensed beds	Owned by us	Leased from Ventas (2)	Leased from other parties	Total
Arizona	217	–	3	1	4
California	1,097	4	5	6	15
Colorado	105	–	1	1	2
Florida (1)	745	2	6	2	10
Georgia (1)	117	–	–	2	2
Illinois (1)	632	1	4	2	7
Indiana	221	1	1	2	4
Kentucky (1)	414	–	1	1	2
Louisiana	292	–	1	3	4
Massachusetts (1)	676	3	2	2	7
Michigan (1)	77	–	–	1	1
Missouri (1)	335	1	2	2	5
Nevada	222	1	1	1	3
New Jersey (1)	117	–	–	3	3
New Mexico	61	–	1	–	1
North Carolina (1)	124	–	1	–	1
North Dakota	72	–	–	2	2
Ohio	309	–	–	5	5
Oklahoma	153	–	1	2	3
Pennsylvania	482	2	2	5	9
South Carolina (1)	59	–	–	1	1
Tennessee (1)	109	–	1	1	2
Texas	1,912	2	6	21	29
Virginia (1)	60	1	–	–	1
Washington (1)	110	2	–	–	2
Wisconsin	62	–	–	1	1

Totals	8,780	20	39	67	126

(1)	These states have certificate of need regulations. See “– Governmental Regulation – Federal, State and Local Regulations.”
(2)	See “– Master Lease Agreements.”

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

The hospital division has implemented a program whereby its LTAC hospitals and IRFs are reviewed by internal quality auditors for compliance with standards of the Joint Commission or the American Osteopathic Association (the “AOA”). The purposes of this internal review process are to (1) ensure ongoing compliance with industry recognized standards for hospitals, (2) assist management in analyzing each hospital’s operations and (3) provide consulting and educational programs for each hospital to identify opportunities to improve patient care.

Hospital Division Management and Operations

Each of our LTAC hospitals has a fully credentialed, multi-specialty medical staff to meet the needs of the medically complex, long-term acute patient. Our LTAC hospitals offer a broad range of physician services including pulmonology, internal medicine, infectious diseases, neurology, nephrology, cardiology, radiology and pathology. In addition, our LTAC hospitals have a multi-disciplinary team of healthcare professionals, including a professional nursing staff trained to care for long-term acute patients, respiratory, physical, occupational and speech therapists, pharmacists, registered dietitians and social workers, to address the needs of medically complex patients.

Each LTAC hospital utilizes a pre-admission assessment system to evaluate clinical needs and other information in determining the appropriateness of each potential patient admission. After admission, each patient’s case is reviewed by the LTAC hospital’s interdisciplinary team to determine a care plan. Typically, and where appropriate, the care plan involves the services of several disciplines, such as pulmonary medicine, infectious disease and physical medicine.

A hospital chief executive officer or administrator supervises and is responsible for the day-to-day operations at each of our hospitals. Each hospital (or network of hospitals) also employs a chief financial officer who monitors the financial matters of such hospital or network. Within selected markets having a significant concentration of hospitals, administrative functions such as billing and collections may be shared to improve efficiency. In addition, each hospital (or network of hospitals) employs a chief clinical officer to oversee the clinical operations and a director of quality management to oversee our quality assurance programs. We provide centralized services in the areas of information systems design and development, training, reimbursement expertise, legal advice, tax, technical accounting support, purchasing and facilities management to each of our hospitals. We believe that this centralization improves efficiency, promotes the standardization of certain processes and allows staff in our hospitals to focus more attention on patient care.

A division president and a chief financial officer manage the hospital division. The operations of the hospital division are divided into a central region, a southeast region and a west region, each headed by a senior officer of the division who reports to the division president. The clinical issues and quality concerns of the hospital division are managed by the division’s chief medical officer and senior vice president of clinical operations.

Hospital Division Competition

In each geographic market that we serve, there are generally several competitors that provide similar services to those provided by our hospital division. In addition, several of the markets in which the hospital division operates have other LTAC hospitals and IRFs that provide services comparable to those offered by our hospitals. Certain competing hospitals are operated by not-for-profit, non-taxpaying or governmental agencies, which can finance capital expenditures on a tax-exempt basis and receive funds and charitable contributions unavailable to our hospital division.

Competition for patients covered by non-government reimbursement sources is intense. The primary competitive factors in the LTAC hospital and IRF business include quality of services, charges for services and responsiveness to the needs of patients, families, payors and physicians. Other companies have entered the LTAC hospital and IRF business with licensed hospitals that compete with our hospitals. The competitive position of any LTAC hospital and IRF also is affected by the ability of its management to negotiate contracts with purchasers of, and to receive referrals from, group healthcare services, including managed care companies, preferred provider organizations and health maintenance organizations. Such organizations attempt to obtain discounts from established charges, as well as to limit their overall expenditures by compressing average lengths of stay. The importance of obtaining contracts with preferred provider organizations, health maintenance organizations and other organizations that finance healthcare varies from market to market, depending on the number and market strength of such organizations.

NURSING CENTER DIVISION

Our nursing center division provides quality, cost-effective care through the operation of a national network of 224 nursing and rehabilitation centers (27,148 licensed beds) and six assisted living facilities (413 licensed beds) located in 27 states as of December 31, 2011. We are the largest publicly held operator of nursing and rehabilitation centers in the United States based upon our fiscal 2011 revenues of approximately $2.3 billion. Through our nursing and rehabilitation centers, we provide short stay patients and long stay residents with a full range of medical, nursing, rehabilitative, pharmacy and routine services, including daily dietary, social and recreational services.

Consistent with industry trends, patients and residents admitted to our nursing and rehabilitation centers arrive with greater medical complexity and require a more extensive and costly level of care. This is particularly true with our Medicare population for whom the average length of stay in 2011 was 33 days. To appropriately care for a higher acuity short stay patient population and a more frail and unstable long stay resident population, we are taking steps to improve the delivery of the clinical and hospitality services offered to our patients and residents by adjusting the level of clinical and hospitality staffing, assisting physician oversight through the selective use of nurse practitioners, enhancing nursing skills via ongoing education and competency evaluations and improving clinical case management through the employment of clinical case managers.

We operate transitional care units at 95 of our nursing and rehabilitation centers. These units within our nursing and rehabilitation centers typically consist of 20 to 50 beds offering skilled nursing services and a range of rehabilitation services including physical, occupational and speech therapy to patients recovering from a variety of surgical procedures such as joint replacements, amputations, bariatric procedures, wound closure/repair procedures as well as medical conditions such as stroke, and cardiac and respiratory ailments. Our transitional care units enhance our ability to care for the higher acuity short-term patients typically associated with Medicare, Medicare Advantage and commercial insurance payors. Several of our nursing and rehabilitation centers have clinical programs focused primarily upon the patient population arriving for recovery, recuperation and rehabilitation. We refer to this patient population as transitional care patients and the nursing and rehabilitation centers providing these higher level clinical services as transitional care centers. We currently classify 37 of our nursing and rehabilitation centers as transitional care centers.

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

We also monitor and enhance the quality of care and customer service at our nursing and rehabilitation centers through the use of performance improvement committees and family satisfaction surveys. Our performance improvement committees oversee resident healthcare needs and resident and staff safety. Physician medical directors serve on these committees and advise on healthcare policies and practices. We regularly conduct surveys of residents and their families, and these surveys are reviewed by our performance improvement committees at each center to promote quality care and customer service. An increasingly important performance improvement initiative is a division-wide focus on reducing potentially avoidable hospitalizations. The clinical leadership of each center is actively engaged in improving nursing competencies and communication skills, developing specific clinical programs to address acute care needs that may arise on site and working collaboratively with the medical community to coordinate monitoring and treatment.

Substantially all of our nursing and rehabilitation centers are certified to provide services under the Medicare and Medicaid programs. Our nursing and rehabilitation centers have been certified because the quality of our services, accommodations, equipment, safety, personnel, physical environment and policies and procedures meet or exceed the standards of certification set by those programs.

Selected Nursing Center Division Operating Data

The following table sets forth certain operating and financial data for the nursing center division (dollars in thousands, except statistics):

	Year ended December 31,
	2011	2010	2009
Revenues	$2,254,099	$2,187,885	$2,150,342
Operating income	$338,265	$303,418	$305,590
Facilities in operation at end of period:
Nursing and rehabilitation centers:
Owned or leased	220	222	218
Managed	4	4	4
Assisted living facilities	6	7	6
Licensed beds at end of period:
Nursing and rehabilitation centers:
Owned or leased	26,663	26,957	26,711
Managed	485	485	485
Assisted living facilities	413	463	327
Patient days (a)	8,496,611	8,675,214	8,810,288
Revenues per patient day (a)	$265	$252	$244
Average daily census (a)	23,278	23,768	24,138
Admissions (a)	80,794	76,451	72,801
Occupancy % (a)	85.9	87.4	89.0
Medicare average length of stay (a,b)	32.8	34.0	35.4
Annualized employee turnover %	39.2	39.6	38.9
Assets at end of period	$638,078	$647,355	$566,592
Capital expenditures:
Routine	$34,304	$37,024	$39,663
Development	19,167	26,701	5,687

(a)	Excludes managed facilities.
(b)	Computed by dividing total Medicare discharge patient days by total Medicare discharges.

Sources of Nursing and Rehabilitation Center Revenues

Nursing and rehabilitation center revenues are derived principally from the Medicare and Medicaid programs and private and other payors. Consistent with the nursing center industry, changes in the mix of the patient and resident population among these categories significantly affect the profitability of our nursing and rehabilitation center operations. Although higher acuity patients generally produce the most revenue per patient day, profitability with respect to higher acuity patients is impacted by the costs associated with the higher level of nursing care and other services generally required. In addition, these patients usually have a significantly shorter length of stay.

The following table sets forth the approximate percentages of nursing and rehabilitation center patient days and revenues derived from the payor sources indicated:

	Medicare		Medicaid		Medicare Advantage		Private and other
Year ended December 31,	Patient days	Revenues	Patient days	Revenues	Patient days	Revenues	Patient days	Revenues
2011	17%	36%	58%	38%	5%	7%	20%	19%
2010	16	35	60	40	4	7	20	18
2009	17	34	61	42	4	6	18	18

For the year ended December 31, 2011, revenues of the nursing center division totaled approximately $2.3 billion or 38% of our total revenues (before eliminations). For more information regarding the reimbursement for our nursing and rehabilitation center services, see “– Governmental Regulation – Nursing Center Division – Overview of Nursing Center Division Reimbursement.”

Nursing and Rehabilitation Center Facilities

The following table lists by state the number of nursing and rehabilitation centers and assisted living facilities and related licensed beds we operated as of December 31, 2011:

State	Licensed beds	Number of facilities
		Owned by us	Leased from Ventas (2)	Leased from other parties	Managed	Total
Alabama (1)	464	–	2	1	–	3
Arizona	562	–	3	1	–	4
California	2,435	4	6	11	–	21
Colorado	460	–	4	–	–	4
Connecticut (1)	522	–	5	–	–	5
Georgia (1)	520	–	4	–	–	4
Idaho	695	1	7	–	–	8
Indiana	3,662	10	13	2	–	25
Kentucky (1)	1,556	2	10	1	–	13
Maine (1)	756	–	8	2	–	10
Massachusetts (1)	4,765	2	26	12	3	43
Montana (1)	276	–	2	–	–	2
Nevada	174	–	2	–	–	2
New Hampshire (1)	502	–	3	–	–	3
North Carolina (1)	1,939	–	16	2	–	18
Ohio (1)	2,053	5	9	2	–	16
Oregon (1)	205	–	2	–	–	2
Pennsylvania	103	–	1	–	–	1
Rhode Island (1)	187	–	2	–	–	2
Tennessee (1)	1,065	–	3	5	–	8
Texas	405	3	–	–	–	3
Utah	411	–	4	–	–	4
Vermont (1)	294	–	1	–	1	2
Virginia (1)	601	–	4	–	–	4
Washington (1)	656	–	7	–	–	7
Wisconsin (1)	1,922	–	11	1	–	12
Wyoming	371	–	4	–	–	4

Totals	27,561	27	159	40	4	230

(1)	These states have certificate of need regulations. See “– Governmental Regulation – Federal, State and Local Regulations.”
(2)	See “– Master Lease Agreements.”

Nursing Center Division Management and Operations

Each of our nursing and rehabilitation centers is managed by a state-licensed executive director who is supported by other professional personnel, including a director of nursing, nursing assistants, licensed practical nurses, staff development coordinator, activities director, social services director, clinical liaisons, admissions coordinator and business office manager. The directors of nursing are state-licensed nurses who supervise our nursing staffs that include registered nurses, licensed practical nurses and nursing assistants. Staff size and composition vary depending on the size and occupancy of each nursing and rehabilitation center, the types of services provided and the acuity level of the patients and residents. The nursing and rehabilitation centers contract with physicians who provide medical director services and serve on performance improvement committees. We provide our nursing and rehabilitation centers with centralized information systems, federal and state reimbursement expertise, state licensing and Medicare and Medicaid certification and maintenance support, as well as legal, finance, accounting, purchasing and facilities management support. The centralization of these services improves operating efficiencies, promotes the standardization of certain processes and permits our healthcare staff to focus on the delivery of quality care.

Our nursing center division is managed by a division president and a chief financial officer. Our nursing center operations are divided into two geographic regions, each of which is headed by an operational executive vice president. These two operational executive vice presidents report to the division president. The clinical issues and quality concerns of the nursing center division are overseen by the division’s chief medical officer as well as a senior vice president of clinical and residential services with assistance from our regional and district teams. The sales and marketing efforts for the division are led by our senior vice president of sales and marketing with assistance from our regional and district teams. Divisional, regional and/or district staff also support the nursing center division in the areas of nursing, dietary services, federal and state reimbursement, human resources management, maintenance and financial services.

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

Nursing Center Division Competition

Our nursing and rehabilitation centers compete with other nursing centers and similar long-term care facilities primarily on the basis of quality of care, reputation, location and physical appearance and, in the case of private payment residents, the charges for our services. Our nursing and rehabilitation centers also compete on a local and regional basis with other facilities providing similar services, including hospitals, extended care centers, assisted living facilities, home health agencies and similar institutions. Some competitors may operate newer facilities and may provide services that we do not offer. Our competitors include government-owned, religious organization-owned, secular not-for-profit and for-profit institutions. Many of these competitors have greater financial and other resources than we do. Although there is limited, if any, price competition with respect to Medicare and Medicaid residents (since revenues received for services provided to these residents are based generally on fixed rates), there is substantial price competition for private payment residents.

REHABILITATION DIVISION

Our rehabilitation division provides rehabilitation services, including physical and occupational therapies and speech pathology services, to residents and patients of nursing centers, acute and LTAC hospitals, outpatient clinics, home health agencies, assisted living facilities, school districts and hospice providers under the name “RehabCare.” We are organized into two operating segments: skilled nursing rehabilitation services (“SRS”) and hospital rehabilitation services (“HRS”). Our SRS operations provide contract therapy services primarily to freestanding skilled nursing centers. As of December 31, 2011, our SRS segment provided rehabilitative services to 1,774 nursing centers in 44 states. Our HRS operations provide program management and therapy services on an inpatient basis in hospital-based inpatient rehabilitation units, LTAC hospitals, sub-acute (or skilled nursing) units, as well as on an outpatient basis to hospital-based and other satellite programs. As of December 31, 2011, our HRS segment operated 102 hospital-based inpatient rehabilitation units and provided rehabilitation services in 115 LTAC hospitals, 25 sub-acute (or skilled nursing) units, and 115 outpatient clinics.

SRS Operations

Our SRS operations involve therapy management services provided primarily to freestanding skilled nursing centers allowing our customers to fulfill their continuing need for therapists on a full-time or part-time basis without the need to hire and retain full-time staff. As of December 31, 2011, SRS managed 1,774 contract therapy programs. We are the largest contract therapy company in the United States based upon fiscal 2011 revenues of approximately $775 million.

SRS provides specialized rehabilitation programs designed to meet the individual needs of the residents and patients we serve. Our specialized care programs address complex medical needs, such as wound care, pain management, and cognitive retraining, in addition to programs for neurologic, orthopedic, cardiac and pulmonary conditions such as stroke, fractures and other orthopedic conditions. We also provide clinical education and programming which is developed and supported by our clinical experts. These programs are implemented in an effort to ensure clinical practices that support the provision of quality rehabilitation services in accordance with applicable standards of care.

SRS recruits and retains qualified professionals with the clinical expertise to provide quality patient care and measurable rehabilitation outcomes. Our rehabilitation division also provides regulatory guidance and compliance support that benefits our clients and their residents and patients.

HRS Operations

Our HRS operations provide program management and therapy services on an inpatient basis in hospital-based inpatient rehabilitation units, LTAC hospitals, sub-acute (or skilled nursing) units, as well as on an outpatient basis to hospital-based and other satellite programs.

Hospital-based inpatient rehabilitation units.    We are a leading operator of hospital-based inpatient rehabilitation units on a contract basis. As of December 31, 2011, we managed 102 hospital-based inpatient rehabilitation units. The hospital-based inpatient rehabilitation units we operate provide high acuity rehabilitation for patients recovering from strokes, orthopedic conditions and head injuries. We establish hospital-based inpatient rehabilitation units in acute care hospitals that have vacant space and unmet rehabilitation needs in their markets. We also work with acute care hospitals that currently operate hospital-based inpatient rehabilitation units to improve the delivery of clinical services to patients by implementing our scheduling, clinical protocol and outcome systems, as well as through time management training for existing staff. In the case of acute care hospitals that do not operate hospital-based inpatient rehabilitation units, we review their historical and existing hospital population, as well as the demographics of the geographic region, to determine the optimal size of the proposed hospital-based inpatient rehabilitation units and the potential of the new facility under our management to attract patients and generate revenues sufficient to cover anticipated expenses. Our relationships with these hospitals are customarily in the form of contracts for management services which are typically three to five years in duration.

A hospital-based acute rehabilitation unit within a hospital affords the hospital the ability to offer rehabilitation services to patients who might otherwise be discharged to a setting outside the acute care hospital, thus improving the ability to provide a full continuum of care and consistency in clinical services and outcomes. A hospital-based acute rehabilitation unit within a hospital typically consists of 20 beds and is staffed with a program director, a rehabilitation physician or medical director, and clinical staff, which may include a psychologist, physical and occupational therapists, a speech/language pathologist, a social worker, a case manager and other appropriate support personnel.

LTAC hospitals.    We also provide rehabilitation and program management services, including physical and occupational therapies and speech pathology services, to LTAC hospitals. We provide specialized care programs that support patients with complex medical needs, such as wound care, pain management and cognitive deficits, in addition to programs for neurologic, orthopedic, cardiac and pulmonary recovery. As of December 31, 2011, we managed therapy programs in 115 LTAC hospitals. We also provide LTAC hospitals with clinical education and programming supported by our clinical experts in an effort to ensure that clinical practices support the provision of quality rehabilitation services in accordance with applicable standards of care.

Sub-acute units.    As of December 31, 2011, we managed 25 sub-acute (or skilled nursing) units. These units provide lower intensity rehabilitation for medically complex patients. Patients’ diagnoses typically require long-term care and cover approximately 60 clinical conditions, including stroke, post-surgical conditions, pulmonary disease, cancer, congestive heart failure, burns and wounds. The hospital-based sub-acute unit enables patients to remain in a hospital setting where emergency needs can be met quickly as opposed to being sent to a freestanding skilled nursing facility. These types of units are typically located within the acute care hospital and are separately licensed or under the hospital’s license as permitted by applicable laws. The hospital benefits by retaining patients who otherwise would be discharged to another setting, capturing additional revenue and utilizing idle space.

Outpatient.    We also manage outpatient therapy programs that provide therapy services to patients with a variety of orthopedic and neurological conditions that may be related to work or sports injuries. As of December 31, 2011, we managed 115 hospital-based and satellite outpatient therapy programs. An outpatient therapy program complements the hospital’s occupational medicine initiatives and allows therapy to be continued for patients discharged from inpatient rehabilitation facilities and medical/surgical beds. An outpatient therapy program also attracts patients into the hospital and is operated either on the hospital’s campus or in satellite locations controlled by the hospital.

We believe our management of outpatient therapy programs enables the efficient delivery of therapy services through our scheduling, clinical protocol and outcome systems, as well as through time management training for our therapy personnel. We also provide our customers with guidance on compliance and quality assurance objectives. We typically are paid by outpatient therapy customers on the basis of a negotiated fee per unit of service.

Selected Rehabilitation Division Operating Data

The following table sets forth certain operating and financial data for the rehabilitation division (dollars in thousands, except statistics):

	Year ended December 31,
	2011	2010	2009
SRS:
Revenues	$775,158	$403,755	$389,875
Operating income	$65,916	$33,703	$32,951
Revenue mix %:
Company-operated	30	56	54
Non-affiliated	70	44	46

Sites of service (at end of period)	1,774	635	554
Revenue per site	$592,848	$686,480	$703,745

Therapist productivity %	80.4	82.0	84.2
Assets at end of period	$425,499	$55,781	$37,750
Routine capital expenditures	$1,700	$2,356	$919

	Year ended December 31,
	2011	2010	2009
HRS:
Revenues	$200,824	$83,678	$77,908
Operating income	$43,731	$18,969	$18,374
Revenue mix %:
Company-operated	42	95	98
Non-affiliated	58	5	2
Sites of service (at end of period):
Inpatient rehabilitation units	102	1	–
LTAC hospitals	115	91	85
Sub-acute units	25	7	7
Outpatient units	115	12	8
Other	8	4	2

	365	115	102

Revenue per site	$783,412	$777,690	$763,805
Assets at end of period	$347,491	$798	$291
Routine capital expenditures	$238	$293	$124

Annualized employee turnover % (SRS and HRS combined)	16.5	14.4	12.8

“Therapist productivity %” is computed by dividing labor minutes related to patient care by total labor minutes for the period.

Sources of Rehabilitation Division Revenues

Our rehabilitation division receives payment for the rehabilitation and program management services it provides to residents, patients and customers. The basis for payment varies depending upon the type of service provided. Customers in the SRS segment generally pay on the basis of a negotiated patient per diem rate or a negotiated fee schedule based upon the type of service rendered. In the HRS segment, our hospital-based acute rehabilitation unit customers generally pay us on the basis of a negotiated fee per month or fee per discharge. Our LTAC hospital customers pay based upon a negotiated per patient day rate. Our sub-acute rehabilitation customers pay based upon a flat monthly fee or a negotiated fee per patient day. Our outpatient therapy clients typically pay on the basis of a negotiated fee per unit of service. For the year ended December 31, 2011, revenues of the SRS segment of our rehabilitation division totaled approximately $775 million or 13% of our total revenues (before eliminations). For the year ended December 31, 2011, revenues of the HRS segment of our rehabilitation division totaled approximately $201 million or 4% of our total revenues (before eliminations). Approximately 32% of our rehabilitation division revenues in 2011 were generated from services provided to hospitals and nursing and rehabilitation centers operated by us.

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

Geographic Coverage

The following table lists by state the number of SRS contracts we serviced as of December 31, 2011:

State	Company- operated	Non-affiliated	Total
Alabama	3	5	8
Arizona	4	3	7
Arkansas	–	6	6
California	21	36	57
Colorado	4	37	41
Connecticut	5	10	15
Delaware	–	1	1
Florida	–	50	50
Georgia	4	21	25
Idaho	8	6	14
Illinois	–	210	210
Indiana	25	35	60
Iowa	–	27	27
Kansas	–	58	58
Kentucky	13	35	48
Maine	8	23	31
Maryland	–	41	41
Massachusetts	42	31	73
Michigan	–	30	30
Minnesota	–	66	66
Missouri	–	242	242
Montana	2	6	8
Nebraska	–	5	5
Nevada	2	3	5
New Hampshire	3	4	7
New Jersey	–	3	3
New Mexico	–	14	14
New York	–	19	19
North Carolina	18	58	76
North Dakota	–	4	4
Ohio	14	69	83

State	Company- operated	Non-affiliated	Total
Oklahoma	–	23	23
Oregon	2	5	7
Pennsylvania	1	66	67
Rhode Island	2	2	4
South Carolina	–	13	13
Tennessee	8	35	43
Texas	3	150	153
Utah	4	–	4
Vermont	2	3	5
Virginia	4	39	43
Washington	7	18	25
Wisconsin	12	37	49
Wyoming	4	–	4

Totals	225	1,549	1,774

The following table lists by state the number of HRS contracts we serviced as of December 31, 2011:

State	Hospital- based inpatient rehab units	LTAC hospitals	Sub-acute units	Outpatient units	Other	Total
Alabama	1	–	–	–	–	1
Arizona	–	4	1	–	–	5
Arkansas	6	–	1	5	–	12
California	9	16	7	1	–	33
Colorado	–	2	–	–	–	2
Delaware	1	–	–	–	–	1
Florida	–	10	–	6	–	16
Georgia	3	1	2	–	–	6
Illinois	7	6	–	4	1	18
Indiana	10	6	1	4	–	21
Iowa	4	–	–	–	–	4
Kansas	5	–	–	2	–	7
Kentucky	1	2	1	1	–	5
Louisiana	3	2	–	3	–	8
Massachusetts	1	7	1	3	2	14
Michigan	7	2	–	9	–	18
Minnesota	3	–	–	–	–	3
Mississippi	3	–	–	–	–	3
Missouri	4	3	–	2	–	9
Nevada	–	3	–	1	3	7
New Jersey	–	2	1	8	–	11
New Mexico	–	1	–	–	–	1
New York	–	–	–	10	–	10
North Carolina	–	1	1	–	–	2
North Dakota	1	2	–	–	–	3
Ohio	7	8	3	12	–	30
Oklahoma	4	3	–	–	–	7
Pennsylvania	10	9	2	4	–	25
Puerto Rico	1	–	–	–	–	1

State	Hospital- based inpatient rehab units	LTAC hospitals	Sub-acute units	Outpatient units	Other	Total
Rhode Island	1	–	–	2	–	3
South Carolina	1	1	–	–	–	2
Tennessee	1	1	–	–	–	2
Texas	4	19	1	10	2	36
Utah	–	–	–	1	–	1
Virginia	1	1	–	26	–	28
Washington	1	2	2	1	–	6
Wisconsin	1	1	–	–	–	2
Wyoming	1	–	1	–	–	2

Totals	102	115	25	115	8	365

Sales and Marketing

The rehabilitation division’s sales and marketing efforts are tailored to each of its operating segments. SRS primarily focuses on the outsourcing needs of freestanding skilled nursing facilities, while HRS focuses on the provision of therapy services to IRFs and therapy program management for hospitals. Both SRS and HRS emphasize the broad range of rehabilitation programs, clinical expertise, and competitive pricing that we provide. SRS’s new business efforts are led by a divisional vice president of business development and eight directors of business development in geographically defined regions. HRS’s new business efforts are led by a divisional vice president of business development and three vice presidents of business development in geographically defined regions.

Rehabilitation Division Management and Operations

A division president and a chief financial officer manage our rehabilitation division. Our operations are divided between the SRS and HRS lines of business. The SRS segment is divided into three geographic areas lead by senior vice presidents who report to the division president. These senior vice presidents have four to five regional vice presidents reporting to them. The HRS segment is lead by a senior vice president who reports to the division president. The HRS segment is divided into two geographic areas lead by division vice presidents. These areas are further divided into seven geographic regions lead by regional vice presidents. In both the SRS and HRS segments, area directors of operations report to the regional vice presidents. Each area director of operations is responsible for the overall management of eight to 12 on-site program directors. Each of our rehabilitation customers has an on-site program director responsible for managing the therapy operations at such facility. A senior vice president of clinical operations manages the clinical education of our therapists and our quality care initiatives.

We provide our program staff with centralized information systems, federal and state reimbursement guidance, professional licensing support, as well as legal, recruiting, human resource, finance, accounting and purchasing support. The centralization of these services improves operating efficiencies, promotes the standardization of certain processes and permits program staff to focus on the delivery of quality, medically necessary rehabilitation services.

Rehabilitation Division Competition

In the geographic markets that we serve, there are national, regional and local rehabilitation services providers that offer rehabilitation services comparable to ours. A number of our competitors may have greater financial and other resources than we do, may be more established in the markets in which we compete and may be willing to provide services at lower prices. In addition, a number of long-term care facilities and hospitals may elect not to outsource rehabilitation services thereby reducing our potential customer base. While there are several large rehabilitation providers, the market generally is highly fragmented and is primarily comprised of smaller independent providers.

We believe our rehabilitation division generally competes based upon its reputation for providing quality rehabilitation services, state of the art therapy programs, qualified therapists, competitive pricing, outcome management and technology systems.

HOME HEALTH AND HOSPICE DIVISION

Our home health and hospice division provides home health, hospice and private duty services to patients in a variety of settings, including homes, skilled nursing facilities and other residential settings. As of December 31, 2011, our home health and hospice division operated 51 locations in eight states, employing approximately 2,100 caregivers to serve the needs of over 4,800 patients on a daily basis. The division generated revenues of approximately $61 million in 2011.

Our home health operations offer medical care and other services to patients in their homes or other residential settings. Experienced nurses, therapists and home health aides work with the patient and his or her family members to maximize the patient’s ability to handle a wide variety of daily activities and to educate the patient regarding medications and medical conditions. Our services include nursing, physical, occupational and speech therapies, and medical social work.

Our hospice operations provide a family-oriented model of care designed to meet the spiritual, emotional and physical needs of terminally ill patients and their families. Hospice services are provided in the home or in other settings such as nursing centers, assisted living facilities and hospitals. Working in conjunction with a patient’s attending physician, our hospice team of professionals develops and provides a plan of care designed to support the patient’s individual needs, which may include pain and symptom management, emotional and spiritual counseling, homemaking and dietary services.

Our private duty services include personal care (bathing and grooming), meal preparation, light housekeeping, respite care and transportation.

Selected Home Health and Hospice Division Operating Data

The following table sets forth certain operating and financial data for the home health and hospice division (dollars in thousands, except statistics):

	Year ended December 31,
	2011	2010	2009
Revenues	$60,736	$17,522	$7,255
Operating income (loss)	$3,103	$(66)	$(733)
Locations (at end of period)	51	15	4
Annualized employee turnover %	32.4	36.4	30.3
Assets at end of period	$104,374	$31,274	$15,815
Capital expenditures:
Routine	$164	$66	$–
Development	1,167	–	–

Sources of Home Health and Hospice Division Revenues

Home health and hospice division revenues are derived principally from the Medicare and Medicaid programs, private insurers and private pay patients. Medicare reimburses both home health and hospice services under prospective payment systems, which are subject to numerous qualifications, standards and adjustments.

Medicaid reimburses home health and hospice service providers using a number of state specific systems. We often negotiate contract rates of reimbursement with private insurers. Reimbursement under Medicare and Medicaid is subject to frequent change as lawmakers and government regulators seek to balance the need for healthcare services against the constraints of governmental budgets.

The following table sets forth the approximate percentages of home health and hospice division revenues derived from the payor sources indicated:

Year ended December 31,	Medicare	Medicaid	Private insurance	Private pay
2011	69%	9%	6%	16%
2010	88	7	2	3
2009	82	6	–	12

For more information regarding the reimbursement of our home health and hospice division, see “– Governmental Regulation – Home Health and Hospice Division – Overview of Home Health and Hospice Division Reimbursement.”

Home Health and Hospice Division Management and Operations

The home health and hospice division is headed by a senior vice president, overseeing a vice president for each of the east and west regions of the home health and hospice division. In addition, the home health and hospice division has division level compliance, clinical services, finance, sales and marketing, operations and human resources executives.

We provide our home health and hospice operations centralized support in the areas of information systems, federal and state reimbursement, licensing, legal, finance, accounting, payroll, benefits, marketing and purchasing. The centralization of these services improves operating efficiencies, promotes standardization of processes and enables our healthcare professionals to focus on delivering quality care to our patients.

Home Health and Hospice Division Competition

Our home health and hospice division operates in a highly competitive and significantly fragmented industry. Our competitors include relatively large facility-based providers such as hospitals, nursing centers, and rehabilitation facilities, both for profit and non-profit, and smaller independent local operators. There are no significant barriers to entry in many of the markets in which our home health and hospice division operates and new providers of home health and/or hospice services may enter into our current and future markets. Many of our competitors have greater financial and other resources than we do.

Although there is limited, if any, price competition with respect to Medicare and Medicaid patients (since revenues received for services provided to these patients are based generally on fixed rates), there is substantial price competition for private payment patients. We believe our home health and hospice division competes based upon its reputation for providing quality services, competitive prices and for being consistently responsive to the needs of our patients and their families and physicians.

GOVERNMENTAL REGULATION

Various healthcare reform provisions became law upon enactment of the Patient Protection and Affordable Care Act (enacted on March 23, 2010) and the Healthcare Education and Reconciliation Act (enacted on March 30, 2010) (collectively, the “ACA”). The reforms contained in the ACA will impact each of our businesses in some manner. Several of the reforms are very significant and could ultimately change the nature of our services, the methods of payment for our services and the underlying regulatory environment. The reforms include possible modifications to the conditions of qualification for payment, bundling payments to cover both acute and post-acute care and the imposition of enrollment limitations on new providers. The ACA creates a series of robust transparency and reporting requirements for skilled nursing facilities including requirements to disclose information on organizational structures, financial, clinical and other related data as well as information on officers, directors, trustees or managing employees. Skilled nursing facilities are required to certify to the Secretary of the U.S. Department of Health and Human Services (“HHS”) and the U.S. Department of Health and Human Services Office of Inspector General (the “OIG”) that the information submitted is accurate and current. In addition, the primary goals of healthcare reform are to increase quality and reduce costs. The ACA includes reductions in the reimbursement paid to us and other healthcare providers as well as additional reductions for failure to meet certain quality standards. Moreover, healthcare reform could negatively impact insurance companies, other third party payors, our customers, as well as other healthcare providers, which may in turn negatively impact our business. As such, these healthcare reforms or other similar healthcare reforms could have a material adverse effect on our business, financial position, results of operations and liquidity.

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

We could be affected adversely by the continuing efforts of governmental and private third party payors to contain healthcare costs. We cannot assure you that reimbursement payments under governmental and private third party payor programs, including Medicare supplemental insurance policies, will remain at levels comparable to present levels or will be sufficient to cover the costs allocable to patients eligible for reimbursement pursuant to these programs. Medicare reimbursement in LTAC hospitals, IRFs and nursing centers is subject to fixed payments under the Medicare prospective payment systems. In accordance with Medicare laws, the Centers for Medicare and Medicaid Services (“CMS”) makes annual adjustments to Medicare payment rates in many prospective payment systems under what is commonly known as a “market basket update.” Each year, the Medicare Payment Advisory Commission, a commission chartered by Congress to advise it on Medicare payment issues (“MedPAC”), makes payment policy recommendations to Congress for a variety of Medicare payment systems. Congress is not obligated to adopt MedPAC recommendations, and, based upon outcomes in previous years, there can be no assurance that Congress will adopt MedPAC’s recommendations in a given year. Medicaid reimbursement rates in many states in which we operate nursing and rehabilitation centers also are based upon fixed payment systems. Generally, these rates are adjusted annually for inflation. However, these adjustments may not reflect the actual increase in the costs of providing healthcare services. In addition, Medicaid reimbursement can be impacted negatively by state budgetary pressures, which may lead to reduced reimbursement or delays in receiving payments. In addition, we cannot assure you that the facilities operated by us, or the provision of goods and services offered by us, will meet the requirements for participation in such programs.

Healthcare reforms under the ACA will affect each of our businesses and are directed in large part at cost reduction. These changes could reduce the payments for our services and negatively impact insurance companies and other third party payors. The reforms also include possible modifications to the conditions of qualification for payment, bundling payments to cover both acute and post-acute care and enrollment limitations on new providers. The ACA includes reductions to the annual market basket payment updates for LTAC hospitals and IRFs, which could reduce the update to less than zero resulting in lower reimbursement than in the preceding year. In addition to specific market basket reductions, the annual market basket payment update for LTAC hospitals, IRFs and nursing centers must be reduced for a “productivity adjustment” determined annually by CMS that began being implemented on October 1, 2011. The ACA also requires implementation of quality indicators.

The ACA requires reductions to updates in the standard federal rate to LTAC hospitals that began in the 2010 rate year and productivity adjustment reductions in updates to payments for LTAC hospitals and nursing and rehabilitation centers beginning in fiscal year 2012, which in each case may cause reimbursement to be less than in the prior year. In addition, under the ACA, beginning in fiscal year 2014, Medicare payments to hospitals, including LTAC hospitals and IRFs, will be reduced if the hospital fails to meet certain quality data or fails to comply with new value based purchasing demonstration project programs. Nursing and rehabilitation centers also will be subject to reductions in reimbursement beginning in fiscal year 2014 if they fail to meet the quality data reporting or standards in new value based purchasing demonstration project programs.

On July 29, 2011, CMS issued final rules which, among other things, significantly reduced Medicare payments to nursing centers and changed the reimbursement for the provision of group rehabilitation therapy services to Medicare beneficiaries beginning October 1, 2011 (the “2011 CMS Rules”). The 2011 CMS Rules impose (1) a negative adjustment to RUGs IV therapy rates, and (2) a net market basket increase of 1.7% consisting of (a) a 2.7% market basket inflation increase, less (b) a 1.0% adjustment to account for the effect of a productivity adjustment, beginning on October 1, 2011. CMS has projected the impact of these changes will result in an 11.1% decrease in payments to skilled nursing centers. In addition to these rate changes, the 2011 CMS Rules introduced additional changes to RUG calculations along with adding additional patient assessments. Under the 2011 CMS Rules, group therapy is defined as therapy sessions with four patients who are performing similar therapy activities. In addition, for purposes of assigning patients to RUGs IV payment categories, the minutes of group therapy are divided by four with 25% of the minutes being allocated to each patient. The 2011 CMS Rules also clarify the circumstances for reporting breaks in care of three or more days of therapy and also implement a new change of therapy assessment that is designed to allocate the patient to the RUG level that represents the treatment provided in the last seven days. Both changes are likely to produce alterations in the RUG scores billed for the patient along with generating additional patient assessments. We believe that the 2011 CMS Rules could reduce our annual revenues by approximately $100 million to $110 million in our nursing center business and negatively impact our rehabilitation therapy business by approximately $40 million to $50 million on an annual basis.

The Budget Control Act of 2011, enacted on August 2, 2011, increased the United States debt ceiling in connection with deficit reductions over the next ten years. The Budget Control Act of 2011 also established a 12 member joint committee of Congress known as the Joint Select Committee on Deficit Reduction. The goal of the Joint Select Committee on Deficit Reduction was to propose legislation to reduce the United States federal deficit by $1.5 trillion for fiscal years 2012 to 2021. However, legislation was not enacted by the December 23, 2011 deadline, and therefore $1.2 trillion in domestic and defense spending reductions will automatically begin February 1, 2013, split evenly between domestic and defense spending. Payments to Medicare providers are subject to these automatic spending reductions, subject to a 2% cap. At this time, we believe this will result in an automatic 2% reduction on each claim submitted to Medicare beginning February 1, 2013. Reductions to Medicare and Medicaid reimbursement resulting from the Budget Control Act of 2011 could have a material adverse effect on the Company’s business, financial position, results of operations and liquidity.

We cannot predict the adjustments to Medicare payment rates that Congress or CMS may make in the future. Congress, MedPAC, and CMS will continue to address reimbursement rates for a variety of healthcare settings. For example, the ACA requires that CMS establish new quality data reporting for all LTAC hospitals and IRFs to begin in fiscal year 2014 and failure to comply will result in a reduction of 2% in the market basket update for the applicable fiscal year. Any downward adjustment to rates, or another pricing roll-back, for the types of facilities we operate could have a material adverse effect on our business, financial position, results of operations, and cash flows.

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

In the ordinary course of our business, we are subject regularly to inquiries, investigations and audits by federal and state agencies that oversee applicable healthcare program participation and payment regulations. Audits may include enhanced medical necessity review of hospital cases pursuant to the Medicare, Medicaid and SCHIP Extension Act of 2007 ( the “SCHIP Extension Act”) and audits under the CMS Recovery Audit Contractor (“RAC”) program which was expanded pursuant to the Tax Relief and Health Care Act of 2006.

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

Section 1877 of the Social Security Act, commonly known as the “Stark Law,” provides that a physician may not refer a Medicare or Medicaid patient for a “designated health service” to an entity with which the physician or an immediate family member has a financial relationship unless the financial arrangement meets an exception under the Stark Law or its regulations. Designated health services include inpatient and outpatient hospital services, physical, occupational, and speech therapy, durable medical equipment, prosthetics, orthotics and supplies, diagnostic imaging, enteral and parenteral feeding and supplies, home health services, and clinical laboratory services. Under the Stark Law, a “financial relationship” is defined as an ownership or investment interest or a compensation arrangement. If such a financial relationship exists and does not meet a Stark Law exception, the entity is prohibited from submitting or claiming payment under the Medicare or Medicaid programs or from collecting from the patient or other payor. Many of the compensation arrangements exceptions permit referrals if, among other things, the arrangement is set forth in a written agreement signed by the parties, the compensation to be paid is set in advance, is consistent with fair market value and is not determined in a manner that takes into account the volume or value of any referrals or other business generated between the parties. Exceptions may have other requirements. Any funds collected for an item or service resulting from a referral that violates the Stark Law must be repaid to Medicare or Medicaid, any other third party payor and the patient. In addition, a civil monetary penalty of up to $15,000 for each service may be imposed for presenting or causing to be presented, a claim for a service rendered in violation of the Stark Law. Many states have enacted healthcare provider referral laws that go beyond physician self-referrals or apply to a greater range of services than just the designated health services under the Stark Law.

The Anti-Kickback Statute, Section 1128B of the Social Security Act (the “Anti-Kickback Statute”) prohibits the knowing and willful offer, payment, solicitation or receipt of any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce the referral of an individual, in return for recommending, or to arrange for, the referral of an individual for any item or service payable under any federal healthcare program, including Medicare or Medicaid. The OIG has issued regulations that create “safe harbors” for certain conduct and business relationships that are deemed protected under the Anti-Kickback Statute. In order to receive safe harbor protection, all of the requirements of a safe harbor must be met. The fact that a given business arrangement does not fall within one of these safe harbors, however, does not render the arrangement per se illegal. Business arrangements of healthcare service providers that fail to satisfy the applicable safe harbor criteria, if investigated, will be evaluated based upon all facts and circumstances and risk increased scrutiny and possible sanctions by enforcement authorities. The Anti-Kickback Statute is a criminal statute, with penalties of up to $25,000, up to five years in prison, or both. The OIG can pursue a civil claim for violation of the Anti-Kickback Statute under the Civil Monetary Penalty Statute of up to $50,000 per claim and up to three times the amount received from the government for the items or services. We believe that business practices of providers and financial relationships between providers have become subject to increased scrutiny as healthcare reform efforts continue on the federal and state levels. State Medicaid programs are required to enact an anti-kickback statute. Many states have adopted or are considering similar legislative proposals, some of which extend beyond the Medicaid program, to prohibit the payment or receipt of remuneration for the referral of patients regardless of the source of payment for the care.

The U.S. Department of Justice (the “DOJ”) may bring an action under the federal False Claims Act (the “FCA”), alleging that a healthcare provider has defrauded the government by submitting a claim for items or services not rendered as claimed, which may include coding errors, billing for services not provided and submitting false or erroneous cost reports. The Fraud Enforcement and Recovery Act of 2009 expanded the scope of the FCA by, among other things, creating liability for knowingly and improperly avoiding repayment of an overpayment received from the government and broadening protections for whistleblowers. The ACA clarifies that if an item or service is provided in violation of the Anti-Kickback Statute, the claim submitted for those items or services is a false claim that may be prosecuted under the FCA as a false claim. Civil penalties under the FCA are between $5,500 and $11,000 for each claim and up to three times of the amount claimed. Under the qui tam or “whistleblower” provisions of the FCA, a private individual with knowledge of fraud may bring a claim on behalf of the federal government and receive a percentage of the federal government’s recovery. Due to these whistleblower incentives, lawsuits have become more frequent.

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

The International Classification of Diseases (“ICD”) is a classification system for diseases and signs, symptoms, abnormal findings, complaints, social circumstances and external causes of injury or diseases, promulgated by the World Health Organization. HHS initially mandated that healthcare payors and providers and their vendors must convert from the current ICD-9 coding system to the materially different ICD-10 coding system by October 1, 2013. HHS subsequently announced its intent to delay the conversion date, but has not yet determined the new date by which conversion to ICD-10 must be completed. ICD-10 is the first major change in diagnosis and procedure coding in three decades.

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

The Health Information Technology for Economic and Clinical Health Act, commonly known as the “HITECH Act,” was passed in 2009 and instituted new HIPAA requirements regarding providing individuals with notification of breaches of their unsecured protected health information and reporting to the media of violations involving more than 500 individuals in a single jurisdiction, as well as immediate reporting to HHS of any violation involving 500 individuals or more for publication on the HHS website. The HITECH Act also imposed new requirements on HIPAA business associates and strengthened HIPAA enforcement provisions, including civil monetary penalty amounts.

We believe we are in substantial compliance with the HIPAA regulations. We cannot assure you that potential non-compliance by us with HIPAA regulations will not have a material adverse effect on our business, financial position, results of operations and liquidity.

Certificates of need and state licensing.    Certificate of need, or CON, regulations control the development and expansion of healthcare services and facilities in certain states. Certain states also require regulatory approval prior to certain changes in ownership of a hospital or nursing center. Certain states that do not have CON programs may have other laws or regulations that limit or restrict the development or expansion of healthcare facilities. We operate hospitals in 13 states and nursing and rehabilitation centers in 17 states that require state approval for the expansion of our facilities and services under CON programs. To the extent that CONs or other similar approvals are required for expansion of the operations of our hospitals or nursing and rehabilitation centers, either through facility acquisitions, expansion or provision of new services or other changes, such expansion could be affected adversely by the failure or inability to obtain the necessary approvals, changes in the standards applicable to such approvals or possible delays and expenses associated with obtaining such approvals.

We are required to obtain state licenses to operate each of our hospitals and nursing and rehabilitation centers and to ensure their participation in government programs. Some states require similar licenses for home health and hospice operations. Once a hospital or nursing and rehabilitation center becomes licensed and operational, it must continue to comply with federal, state and local licensing requirements in addition to local building and life-safety codes. All of our hospitals, nursing and rehabilitation centers and home health and hospice operations have the necessary licenses. Failure of our hospitals, nursing and rehabilitation centers and home health and hospice operations to satisfy applicable licensure and certification requirements could have a material adverse effect on our business, financial position, results of operations and liquidity.

Hospital division

General regulations.    The hospital division is subject to various federal and state regulations. In order to receive Medicare reimbursement, each hospital must meet the applicable conditions of participation set forth by HHS relating to the type of hospital, its equipment, personnel and standard of medical care, as well as comply with state and local laws and regulations. We have developed a management system to facilitate our compliance with these various standards and requirements. Among other things, each hospital employs a person who is responsible for leading an ongoing quality assessment and improvement program. Hospitals undergo periodic on-site Medicare certification surveys, which generally are limited in frequency if the hospital is accredited by the Joint Commission or the AOA, national organizations that establish standards relating to the physical plant, administration, quality of patient care and operation of medical staffs of hospitals. As of December 31, 2011, 121 hospitals operated by the hospital division were certified as Medicare LTAC providers and five hospitals were certified as an IRF provider. In addition, 109 hospitals also were certified by their respective state Medicaid programs. Loss of certification could affect adversely a hospital’s ability to receive payments from the Medicare and Medicaid programs.

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

Nine of our LTAC hospitals are owned in part by physician investors. Under amendments to the Stark Law passed in the ACA, the percentage of physician ownership in a hospital to which the physician investors refer Medicare or Medicaid patients may not increase and these hospitals may not expand their bed capacity or number of operating rooms or procedure rooms except for certain hospitals that meet stated requirements and receive permission from CMS to expand under regulations that have not yet been published.

Accreditation by the Joint Commission or the AOA.    Hospitals may receive accreditation from the Joint Commission or the AOA. With respect to accreditation by the Joint Commission, hospitals and certain other healthcare facilities are generally required to have been in operation at least four months in order to be eligible. After conducting on-site surveys, the Joint Commission awards accreditation for up to three years to hospitals found to be in substantial compliance with Joint Commission standards. Accredited hospitals also are periodically resurveyed, at the option of the Joint Commission, upon a major change in facilities or organization and after merger or consolidation. With respect to the AOA, the accreditation process includes an in-depth review of both open and closed patient records as well as on-site surveys, including direct observation of the care being provided. As of December 31, 2011, all of the LTAC hospitals and IRFs operated by the hospital division were accredited by either the Joint Commission or the AOA or were in the process of seeking accreditation. The hospital division intends to seek and obtain Joint Commission or AOA accreditation for any additional hospitals it may operate in the future.

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

Overview of hospital division reimbursement

Medicare reimbursement of short-term acute care hospitals – Medicare reimburses general short-term acute care hospitals under a prospective payment system (“IPPS”). Under IPPS, Medicare inpatient costs are reimbursed based upon a fixed payment amount per discharge using medical severity diagnostic related groups (“MS-DRGs”). The MS-DRG payment under IPPS is based upon the national average cost of treating a Medicare patient’s condition adjusted for regional wage variations. Although the average length of stay varies for each MS-DRG, we believe that the average stay for all Medicare patients subject to IPPS is approximately six days. An additional outlier payment is made for patients with higher treatment costs but these payments are designed only to cover marginal costs. Hospitals that are certified by Medicare as LTAC hospitals and IRFs are excluded from IPPS.

Medicare reimbursement of LTAC hospitals – Since October 2002, the Medicare payment system for LTAC hospitals has been based upon the Long-Term Acute Care Prospective Payment System (“LTAC PPS”), a prospective payment system specifically for LTAC hospitals. LTAC PPS maintains LTAC hospitals as a distinct provider type, separate from short-term acute care hospitals. Only providers certified as LTAC hospitals may be paid under this system. To maintain certification under LTAC PPS, the average length of stay of Medicare patients must be greater than 25 days. As of January 1, 2012, Medicare Advantage patients will be included with Medicare fee-for-service patients in order to determine compliance with the 25 day average length of stay requirement.

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

While the clinical system which groups procedures and diagnoses is identical to the prospective payment system for short-term acute care hospitals, LTAC PPS utilizes different rates and formulas. Three types of payments are used in this system: (a) short-stay outlier payment, which provides for patients whose length of stay is less than 5/6th of the geometric mean length of stay for that MS-LTC-DRG, based upon the lesser of (1) a per diem based upon the average payment for that MS-LTC-DRG, (2) the estimated costs, (3) the full MS-LTC-DRG payment, or (4) a blend of an amount comparable to what would otherwise be paid under IPPS computed as a per diem, capped at the full IPPS MS-DRG comparable payment amount and a per diem based upon the average payment for that MS-LTC-DRG under LTAC PPS; (b) MS-LTC-DRG fixed payment, which provides a single payment for all patients with a given MS-LTC-DRG, regardless of length of stay, cost of care or place of discharge; and (c) high cost outlier payment which provides a partial coverage of costs for patients whose cost of care far exceeds the MS-LTC-DRG reimbursement. For patients in the high cost outlier category, Medicare will reimburse 80% of the costs incurred above a threshold, defined as the MS-LTC-DRG reimbursement plus a fixed loss amount per discharge.

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

The LTAC PPS system is subject to significant change. Slight variations in patient acuity or length of stay could significantly change Medicare revenues generated under LTAC PPS. In addition, our LTAC hospitals may not be able to appropriately adjust their operating costs to changes in patient acuity and length of stay or to changes in reimbursement rates. In addition, we cannot assure you that LTAC PPS will not have a material adverse effect on revenues from commercial third party payors. Various factors, including a reduction in average length of stay, have negatively impacted revenues from commercial third party payors in recent years.

CMS has regulations governing payments to LTAC hospitals that are co-located with another hospital, such as a HIH. The rules generally limit Medicare payments to the HIH if the Medicare admissions to the HIH from its co-located hospital exceed 25% of the total Medicare discharges for the HIH’s cost reporting period, the “25 Percent Rule.” There are limited exceptions for admissions from rural, urban single and MSA Dominant (as defined below) hospitals. Admissions that exceed this “25 Percent Rule” are paid using IPPS. Patients transferred after they have reached the short-term acute care outlier payment status are not counted toward the admission threshold. Patients admitted prior to meeting the admission threshold, as well as Medicare patients admitted from a non co-located hospital, are eligible for the full payment under LTAC PPS. If the HIH’s admissions from the co-located hospital exceed the limit in a cost reporting period, Medicare will pay the lesser of (1) the amount payable under LTAC PPS; or (2) the amount payable under IPPS. At December 31, 2011, we operated 29 HIHs with 1,148 licensed beds.

On May 1, 2007, CMS issued regulatory changes regarding Medicare reimbursement for LTAC hospitals (the “2007 Final Rule”). In the 2007 Final Rule, the policy known as the “25 Percent Rule” was expanded to all LTAC hospitals, regardless of whether they are co-located with another hospital. Under the 2007 Final Rule, all LTAC hospitals were to be paid LTAC PPS rates for admissions from a single referral source up to 25% of aggregate Medicare admissions. Patients reaching high cost outlier status in the short-term hospital were not to be counted when computing the 25% limit. Admissions beyond the 25% threshold were to be paid at a lower amount based upon IPPS rates. However, as set forth below, the SCHIP Extension Act initially placed a three-year moratorium on the expansion of the “25 Percent Rule” to freestanding hospitals that was further extended by ACA.

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

The three-year moratorium beginning on December 29, 2007 on the establishment and classification of new LTAC hospitals, LTAC satellite facilities and LTAC beds in existing LTAC hospitals or satellite hospitals does not apply to LTAC hospitals that, before December 29, 2007, (1) began the qualifying period for payment under LTAC PPS, (2) had a written agreement with an unrelated party for the construction, renovation, lease or demolition for a LTAC hospital and had expended at least 10% of the estimated cost of the project or $2,500,000, or (3) had obtained an approved certificate of need. The moratorium also does not apply to an increase in beds in an existing hospital or satellite facility if the LTAC hospital is located in a state where there is only one other LTAC hospital and the LTAC hospital requests an increase in beds following the closure or the decrease in the number of beds of the other LTAC hospital.

The ACA revised certain provisions of the SCHIP Extension Act. The moratoriums on the establishment of new LTAC hospitals or satellites and bed increases at LTAC hospitals or satellites, the application of a one-time budget neutrality adjustment to rates, and the payment reductions due to the very short-stay outlier provisions were extended from three years to five years. This extension period will expire on December 29, 2012.

The moratorium on the application of the “25 Percent Rule” to freestanding hospitals was extended from three to five years under the ACA. The moratorium on the “25 Percent Rule” threshold payment adjustment for freestanding hospitals and grandfathered hospitals with a host hospital will expire for cost reporting periods beginning on or after July 1, 2012.

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

Other recent Medicare rate adjustments.

On July 31, 2009, CMS issued final regulations regarding Medicare reimbursement for LTAC hospitals for the fiscal year beginning October 1, 2009. Included in those final regulations is (1) a market basket increase to the standard federal payment rate of 2.5%; (2) an offset of 0.5% applied to the standard federal payment rate to account for the effect of documentation and coding changes; (3) adjustments to area wage indexes; and (4) a decrease in the high cost outlier threshold per discharge to $18,425. These final regulations also include a recalibration of the MS-LTC-DRG payment weights. CMS indicated that all of these changes will result in a 3.3% increase to average Medicare payments to LTAC hospitals. The 2.7% annualized reduction that resulted from a recalibration of MS-LTC-DRG payment weights on June 3, 2009 is incorporated into the final October 1, 2009 payment weights. On April 1, 2010, CMS reduced the October 1, 2009 standard federal payment rate by 0.25% as mandated by the ACA. In addition to specific market basket reductions, Congress has mandated that the annual market basket payment update for a variety of providers, including LTAC hospitals, be reduced for a “productivity adjustment” determined by CMS. These productivity adjustments may vary and will be determined annually by CMS. As discussed below, the productivity adjustments for LTAC hospitals began being implemented on October 1, 2011.

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

On August 1, 2011, CMS issued final regulations regarding Medicare reimbursement for LTAC hospitals for the fiscal year beginning October 1, 2011. Included in the final regulations is (1) a market basket increase to the standard federal payment rate of 2.9%; (2) offsets to the standard federal payment rate mandated by the ACA of: (a) 1.0% to account for the effect of a productivity adjustment, and (b) 0.1% as required by statute; (3) a wage level budget neutrality factor of 0.99775 applied to the adjusted standard federal payment rate; (4) adjustments to area wage indexes; and (5) a decrease in the high cost outlier threshold per discharge to $17,931. CMS has projected the impact of these proposed changes will result in a 2.5% increase to average Medicare payments to LTAC hospitals. We believe that the impact of these proposed changes to LTAC PPS will result in an approximate 0.7% increase in payments to our LTAC hospitals.

Beginning February 1, 2013, the Budget Control Act of 2011 will automatically reduce federal spending by approximately $1.2 trillion split evenly between domestic and defense spending. Payments to Medicare providers are subject to these automatic spending reductions, subject to a 2% cap. At this time, we believe this will result in an automatic 2% reduction on each claim submitted to Medicare beginning February 1, 2013. Reductions to Medicare and Medicaid reimbursement resulting from the Budget Control Act of 2011 could have a material adverse effect on the Company’s business, financial position, results of operations and liquidity.

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

The ACA requires a quality reporting system for LTAC hospitals beginning in fiscal year 2014 under which any market basket update would be reduced by 2% for any LTAC hospital that does not meet the quality reporting standards. The final regulations issued on August 1, 2011 include three quality reporting measures, catheter-related infections associated with urinary tract infections and central line caused blood stream infections, and pressure ulcers. CMS also listed 27 additional quality measures that it was considering for future adoption. CMS has indicated that data collection associated with these events could begin as early as October 2012.

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

In February 2012, Congress passed the Middle Class Tax Relief and Job Creation Act of 2012 (the “Job Creation Act of 2012”) which provides for reductions in reimbursement of Medicare bad debts at our hospitals.

Commencing with cost reporting periods beginning on or after October 1, 2012, the rate of reimbursement for these bad debts will be reduced from 70% to 65%.

Overview of inpatient rehabilitation hospitals reimbursement

Our IRFs receive fixed payment reimbursement amounts per discharge under the inpatient rehabilitation facility prospective payment system (“IRF-PPS”) based upon certain rehabilitation impairment categories established by HHS. Under the IRF-PPS, CMS is required to adjust the payment rates based upon a market basket index, known as the rehabilitation, psychiatric, and long-term care hospital market basket. The market basket update is designed to reflect changes over time in the prices of a mix of goods and services provided by rehabilitation hospitals and hospital-based inpatient rehabilitation units.

Over the last several years, changes in regulations governing inpatient rehabilitation reimbursement have created challenges for IRF providers. Many of these changes have resulted in limitations on, and in some cases, reductions in, the levels of payments to IRFs. On May 7, 2004, CMS issued a final rule, known as the “75% Rule,” stipulating that to qualify as an IRF under the Medicare program a facility must show that a certain percentage of its patients are treated for at least one of a specified and limited list of medical conditions. Under the 75% Rule, any IRF that failed to meet its requirements would be subject to prospective reclassification as an acute care hospital, with lower acute care payment rates for rehabilitative services. The SCHIP Extension Act reduced the compliance threshold to 60% instead of 75% and allowed hospitals to continue using a patient’s secondary medical conditions, or “comorbidities,” to determine whether a patient qualifies for inpatient rehabilitative care under the rule. The long-term impact of the freeze at the 60% compliance threshold is positive because it allowed patient volumes to stabilize. In addition, the SCHIP Extension Act included an elimination of the IRF-PPS market basket adjustment for the period from April 1, 2008 through September 30, 2009 causing a reduction in Medicare reimbursement.

On August 7, 2009, CMS issued final regulations for Medicare reimbursement for IRFs. The pricing changes were effective for Medicare discharges between October 1, 2009 and September 30, 2010 and included a 2.5% market basket update. The ACA reduced this market basket update to 2.25% from April 1, 2010 through September 30, 2010. The coverage requirements, or specifications as to what conditions must be met to qualify for reimbursement under Medicare, under this rule apply to discharges occurring on or after January 1, 2010 and include requirements for preadmission screening, post-admission evaluations, and individual treatment planning that all delineate the role of physicians in ordering and overseeing patient care. Although these changes have not resulted in material modifications to our clinical or business models, they have resulted in significantly increased procedural and documentation requirements for all IRFs. In addition, due to the complexity of the changes within this rule, CMS continues to clarify these revised coverage requirements.

On July 22, 2010, CMS issued final regulations regarding Medicare reimbursement for IRFs for the fiscal year beginning on October 1, 2010. The pricing changes in this rule include a 2.5% market basket update that has been reduced to 2.25% under the requirements of the ACA. Effective October 1, 2011, the ACA also began implementing a productivity adjustment determined by CMS to the market basket update on an annual basis.

On July 29, 2011, CMS issued final regulations regarding Medicare reimbursement for IRFs for the fiscal year beginning October 1, 2011. Included in these final regulations are (1) a market basket increase to the standard payment conversion factor of 2.9%; (2) offsets to the standard payment conversion factor mandated by the ACA of (a) 1.0% to account for the effect of a productivity adjustment, and (b) 0.1% as required by statute; (3) a wage level budget neutrality factor of 0.9988 applied to the standard payment conversion factor; (4) a case mix group budget neutrality factor of 0.9988 applied to the standard payment conversion factor; (5) adjustments to area wage indexes; and (6) a decrease in the high cost outlier threshold per discharge to $10,660. CMS has projected the impact of these proposed changes will result in a 2.2% increase to average Medicare payments to IRFs.

Beginning February 1, 2013, the Budget Control Act of 2011 will automatically reduce federal spending by approximately $1.2 trillion split evenly between domestic and defense spending. Payments to Medicare providers are subject to these automatic spending reductions, subject to a 2% cap. At this time, we believe this will result in an automatic 2% reduction on each claim submitted to Medicare beginning February 1, 2013. Reductions to Medicare and Medicaid reimbursement resulting from the Budget Control Act of 2011 could have a material adverse effect on the Company’s business, financial position, results of operations and liquidity.

Similar to LTAC hospitals, the ACA requires a quality reporting system for IRFs beginning in fiscal year 2014 in which any market basket update would be reduced by 2% for any IRF that does not meet quality reporting standards. The final regulations issued on July 29, 2011 include two quality reporting measures, urinary catheter-related infections and pressure ulcers, and CMS indicated that it is still developing a 30 day comprehensive all risk standardized readmission measure that is expected to be standardized in the near future. CMS also listed 26 additional quality measures that it was considering for future adoption. CMS has indicated that data collection associated with these events could begin as early as October 2012.

Medicaid reimbursement of LTAC hospitals and IRFs – The Medicaid program is designed to provide medical assistance to individuals unable to afford care. Medicaid payments are made under a number of different systems, which include cost-based reimbursement, prospective payment systems or programs that negotiate payment levels with individual hospitals. Medicaid programs are subject to statutory and regulatory changes, administrative rulings, interpretations of policy by state agencies and certain government funding limitations, all of which may increase or decrease the level of payments to our hospitals.

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

Nursing center division

General regulations.    The development and operation of nursing and rehabilitation centers and the provision of healthcare services are subject to federal, state and local laws relating to the adequacy of medical care, equipment, personnel, operating policies, fire prevention, rate-setting and compliance with building codes and environmental laws. Nursing and rehabilitation centers are subject to periodic inspection by governmental and other authorities to ensure continued compliance with various standards, continued licensing under state law, certification under the Medicare and Medicaid programs and continued participation in the Veterans Administration program. The failure to obtain, maintain or renew any required regulatory approvals or licenses could adversely affect nursing center division operations including its financial results.

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

We believe that substantially all of our nursing and rehabilitation centers are in substantial compliance with applicable Medicare and Medicaid requirements of participation. In the ordinary course of business, however, our nursing and rehabilitation centers periodically receive statements of deficiencies from regulatory agencies. In response, the nursing and rehabilitation centers implement plans of correction to address the alleged deficiencies. In most instances, the regulatory agency accepts the nursing and rehabilitation center’s plan of correction and places the nursing and rehabilitation center back into compliance with regulatory requirements. In some cases, the regulatory agency may take a number of adverse actions against a nursing and rehabilitation center, including the imposition of fines, temporary suspension of payment for admission of new residents to the nursing and rehabilitation center, decertification from participation in the Medicaid and/or Medicare programs and, in extreme circumstances, revocation of the nursing and rehabilitation center’s license.

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

Medicare Part B provides reimbursement for certain physician services, limited drug coverage and other outpatient services, such as therapy and other services, outside of a Medicare Part A covered patient stay. Payment for these services is determined according to the Medicare Physician Fee Schedule (“MPFS”). Annually

since 1997, the MPFS has been subject to a sustainable growth rate adjustment (“SGR”) intended to keep spending growth in line with allowable spending. Each year since the SGR was enacted, this adjustment produced a scheduled negative update to payment for physicians, therapists and other healthcare providers paid under the MPFS. Annually, since 2002, Congress has stepped in with so-called “doc fix” legislation to stop payment cuts to physicians. In December 2010, Congress passed the Medicare and Medicaid Extenders Act of 2010 (“MMEA”) which suspended the payment cut for 2011. In December 2011, Congress passed the Temporary Payroll Tax Cut Continuation Act of 2011 (the “2011 Payroll Tax Cut Act”) which again suspended the payment cut until February 29, 2012. In February 2012, Congress passed the Job Creation Act of 2012 which further suspended the payment cut until December 31, 2012.

Since 2006, federal legislation has provided for an annual Medicare Part B outpatient therapy cap. In succeeding years, CMS increased the amount of the therapy cap. Legislation also was passed that required CMS to implement a broad process for reviewing medically necessary therapy claims, creating an exception to the cap. Legislation has annually extended the Medicare Part B outpatient therapy cap exception process. The Medicare Improvements for Patients and Providers Act of 2008, enacted on July 15, 2008, extended the therapy cap exception process from July 1, 2008 to December 31, 2009. The ACA provided that the exception process remain in effect from January 1, 2010 through December 31, 2010. MMEA extended the therapy cap exception process through December 31, 2011. The 2011 Payroll Tax Cut Act extended the therapy cap exception process through February 29, 2012. The Job Creation Act of 2012 further extended the therapy cap exception process through December 31, 2012. Patients in our facilities whose stay is not reimbursed by Medicare must seek reimbursement for their therapy under Medicare Part B and are subject to the therapy cap.

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

Recent Medicare rate adjustments

On July 31, 2009, CMS issued final regulations regarding Medicare reimbursement for nursing centers for the fiscal year beginning October 1, 2009. Included in these regulations are (1) a market basket increase to the federal payment rates of 2.2%; (2) updates to the wage indexes which adjust the federal payment; and (3) a reduction in the RUG indexes attributed to a CMS forecast error in a prior year, resulting in a 3.3% reduction in payments. CMS estimated that these changes will result in a net decrease in Medicare payments to nursing and rehabilitation centers of 1.1%. In addition to specific market basket reductions, Congress has mandated that the annual market basket payment update for a variety of providers, including nursing centers, be reduced for a “productivity adjustment” determined by CMS. These productivity adjustments may vary and will be determined annually by CMS. The productivity adjustments for nursing centers began being implemented on October 1, 2011.

On July 16, 2010, CMS issued a notice that updates the payment rates for nursing centers for the fiscal year beginning October 1, 2010. That notice provided for an increase in rates of 1.7%, which is comprised of a market basket increase of 2.3% less a forecast error adjustment of 0.6%. In addition, for the fiscal year beginning October 1, 2010, CMS increased the number of RUG categories for nursing centers from 53 to 66 (i.e., RUGs IV) and amended the criteria, including the provision of therapy services, used to classify patients into these categories. CMS indicated that these changes would be enacted in a budget neutral manner. CMS began paying claims using the RUGs IV system effective October 1, 2010. Based upon our experience, these final regulations resulted in increased payments to the Company for the federal fiscal year ending September 30, 2011. Under RUGs IV, among other requirements, providers must allocate therapy minutes among the patients being served during concurrent therapy sessions, and a therapist/assistant may treat concurrently only two patients. These changes have required us to employ more therapists to provide additional individual therapy minutes.

Effective January 1, 2011, reimbursement rates for Medicare Part B therapy services included in the MPFS were reduced for secondary procedures when multiple therapy services are provided on the same day. CMS projected that the rule would result in an approximate 7% rate reduction for Medicare Part B therapy services in calendar year 2011. We estimate that this rule reduced our Medicare revenues related to Part B therapy services by approximately $7 million for 2011.

The therapy time requirements to qualify for rehabilitation RUG categories are unchanged under RUGs IV, however the regulatory changes altered how minutes were allocated to calculate the RUGs scores using the most recent clinical assessment tool of the minimum data set (“MDS 3.0”). Rather than count all therapy time that a nursing center patient receives, rehabilitation providers must now allocate therapy minutes between the patients being served during concurrent therapy sessions. In addition, the number of patients that a therapist/assistant may treat concurrently is limited to two patients. Under the 2011 CMS Rules, group therapy is defined as therapy sessions with four patients who are performing similar therapy activities. Irrespective of the number of patients ultimately treated in a group therapy session, rehabilitation providers must allocate therapy minutes during such sessions as if four patients are being served. Our rehabilitation division has hired additional therapists to facilitate the provision of additional individual minutes to address patient needs.

CMS issued the 2011 CMS Rules on July 29, 2011 updating Medicare payment rates for skilled nursing centers effective October 1, 2011. The 2011 CMS Rules impose (1) a negative adjustment to RUGs IV therapy rates, and (2) a net market basket increase of 1.7% consisting of (a) a 2.7% market basket inflation increase, less (b) a 1.0% adjustment to account for the effect of a productivity adjustment, beginning on October 1, 2011. CMS has projected the impact of these changes will result in an 11.1% decrease in payments to skilled nursing and rehabilitation centers. In addition to these rate changes, the 2011 CMS Rules introduced additional changes to RUG calculations along with adding additional patient assessments. Under the 2011 CMS Rules, group therapy is defined as therapy sessions with four patients who are performing similar therapy activities. In addition, for purposes of assigning patients to RUGs IV payment categories, the minutes of group therapy are divided by four with 25% of the minutes being allocated to each patient. The 2011 CMS Rules also clarify the circumstances for reporting breaks in care of three or more days of therapy and also implement a new change of therapy assessment that is designed to allocate the patient to the RUG level that represents the treatment provided in the last seven days. Both changes are likely to produce alterations in the RUG scores billed for the patient along with generating additional patient assessments. We believe that the 2011 CMS Rules could reduce our annual revenues by approximately $100 million to $110 million in our nursing center business and negatively impact our rehabilitation therapy business by approximately $40 million to $50 million on an annual basis.

Beginning February 1, 2013, the Budget Control Act of 2011 will automatically reduce federal spending by approximately $1.2 trillion split evenly between domestic and defense spending. Payments to Medicare providers are subject to these automatic spending reductions, subject to a 2% cap. At this time, we believe this will result in an automatic 2% reduction on each claim submitted to Medicare beginning February 1, 2013. Reductions to Medicare and Medicaid reimbursement resulting from the Budget Control Act of 2011 could have a material adverse effect on our business, financial position, results of operations and liquidity.

In February 2012, Congress passed the Job Creation Act of 2012 which provides for reductions in reimbursement of Medicare bad debts at our nursing and rehabilitation centers. The Job Creation Act of 2012 provides for a phase-in of the reduction in the rate of reimbursement for bad debts of patients that are dually eligible for Medicare and Medicaid. The rate of reimbursement will be reduced from 100% to 88%, then 76% and then 65% for cost reporting periods beginning on or after October 1, 2012, October 1, 2013, and October 1, 2014, respectively. The rate of reimbursement for patients not dually eligible for both Medicare and Medicaid will be reduced from 70% to 65%, effective with cost reporting periods beginning on or after October 1, 2012. Approximately 90% of our Medicare bad debt reimbursements are associated with patients that are dually eligible.

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

Under the American Recovery & Reinvestment Act of 2009, state Medicaid programs were granted a temporary increase in federal medical assistance percentage (“FMAP”) funding. As a result of the economic downturn experienced by most states, the practical effect of the increase in FMAP funding meant the payments for services in nursing and rehabilitation centers in most states were either frozen or increased nominally relative to annual adjustments normally associated with the Medicaid budget process. After various legislative extensions, the enhanced FMAP rate expired June 30, 2011. As a result, state Medicaid programs will have less federal funds to support the payments for our services.

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

In addition, some states seek to increase the levels of funding contributed by the federal government to their Medicaid programs through a mechanism known as a provider tax. Under these programs, states levy a tax on healthcare providers, which increases the amount of state revenue available to expend on the Medicaid program. This increase in program revenues increases the payment made by the federal government to the state in the form of matching funds. Consequently, the state then has more funds available to support Medicaid rates for providers of Medicaid covered services. However, states may not necessarily use these funds to increase payments to nursing center providers. Provider tax plans are subject to approval by the federal government and were included as a provision in the Tax Relief and Health Care Act of 2006, codifying the maximum Medicaid provider tax rate at 5.5% through fiscal year 2011. Effective October 1, 2011, the maximum Medicaid provider tax rate was restored to 6.0%. Although these plans have been approved in the past, we cannot assure you that such plans will be approved by the federal government in the future.

Non-government payments – The nursing center division seeks to maximize the number of non-government payment residents admitted to our nursing and rehabilitation centers, including those covered under private insurance and managed care health plans. Non-government payment residents typically have financial resources (including insurance coverages) to pay for their services and do not rely on government programs for support. It is important to our business to establish relationships with commercial insurers, managed care health plans and other private payors and to maintain our reputation with such payors as a provider of quality patient and resident care. We negotiate contracts with purchasers of group healthcare services, including private employers, commercial insurers and managed care companies. Most payor organizations attempt to obtain discounts from established charges. We focus on demonstrating to these payors how our services can provide them and their customers with the most viable pricing arrangements in circumstances where they may otherwise be faced with funding treatment at higher rates at other healthcare providers. The importance of obtaining contracts with commercial insurers, managed care health plans and other private payors varies among markets, depending on such factors as the number of commercial payors and their relative market strength. Failure to obtain contracts with certain commercial insurers and managed care health plans or reductions in payments for our services provided to individuals covered by commercial insurance could have a material adverse effect on our business, financial position, results of operations and liquidity.

Rehabilitation division

General regulations.    The rehabilitation division is subject to various federal and state regulations. Therapists and other healthcare professionals that we employ are required to be individually licensed or certified pursuant to applicable state and federal laws. We have processes in place in an effort to ensure that our therapists and other healthcare professionals are licensed or certified in accordance with applicable federal and state laws. In addition, we require our therapists and other employees to participate in continuing education programs. The failure of a therapist or other healthcare professional to obtain, maintain or renew required licenses or certifications could adversely affect a customer’s and our operations, including negatively impacting our financial results.

As noted above, the rehabilitation division is subject to federal and state laws that govern financial and other arrangements between healthcare providers. These laws prohibit, among other things, certain direct and indirect payments or fee-splitting arrangements between healthcare providers that are designed to induce or encourage the referral of patients to, or the recommendation of, a particular provider for medical products and services. Such laws include the Anti-Kickback Statute, the Stark Law and the FCA discussed previously. In addition, some states restrict certain business relationships between physicians and ancillary service providers. Some states also prohibit for-profit corporations from providing rehabilitation services through therapists who are directly employed by the corporation or otherwise providing, or holding themselves out as a provider of, clinical care. Possible sanctions for violation of any of these restrictions or prohibitions include loss of eligibility to contract with long-term care facilities, hospitals and other providers participating in Medicare, Medicaid and other federal healthcare programs as well as civil and criminal penalties. These laws vary considerably from state to state.

Overview of rehabilitation division revenues

The rehabilitation division receives payment for the rehabilitation and program management services it provides to residents, patients and customers. The basis for payment varies depending upon the type of service provided. Customers in the SRS segment generally pay on the basis of a negotiated patient per diem rate or a negotiated fee schedule based upon the type of service rendered. In the HRS segment, our hospital-based inpatient rehabilitation unit customers generally pay on the basis of a negotiated fee per month or fee per discharge. Our LTAC hospital customers pay based upon a negotiated per patient day rate. Our sub-acute rehabilitation customers pay based upon a flat monthly fee or a negotiated fee per patient day. Our outpatient therapy clients typically pay us on the basis of a negotiated fee per unit of service.

As noted above, various federal and state laws and regulations govern reimbursement to nursing centers, hospitals and other healthcare providers participating in Medicare, Medicaid and other federal healthcare programs. Though these laws and regulations are generally not directly applicable to our rehabilitation division, they are applicable to our customers. If our customers fail to comply with these laws and regulations they could be subject to possible sanctions, including loss of licensure or eligibility to participate in reimbursement programs as well as civil and criminal penalties, which could materially and adversely affect our business, financial position, results of operations and liquidity. If our arrangements with our customers are found to violate the Anti-Kickback Statute or other fraud and abuse laws, we could be subject to criminal and civil penalties as well as exclusion from participation in federal and state healthcare programs. In addition, there continue to be legislative and regulatory proposals to contain healthcare costs by imposing further limitations on government and private payments to providers of healthcare services.

Medicare Part B provides reimbursement for certain physician services, limited drug coverage and other outpatient services, such as therapy and other services, outside of a Medicare Part A covered patient stay.

Payment for these services is determined according to the MPFS. Annually since 1997, the MPFS has been subject to the SGR, intended to keep spending growth in line with allowable spending. Each year since the SGR was enacted, this adjustment produced a scheduled negative update to payment for physicians, therapists and other healthcare providers paid under the MPFS. Annually, since 2002, Congress has stepped in with so-called “doc fix” legislation to stop payment cuts to physicians. In December 2010, Congress passed MMEA which suspended the payment cut for 2011. In December 2011, Congress passed the 2011 Payroll Tax Cut Act which again suspended the payment cut until February 29, 2012. In February 2012, Congress passed the Job Creation Act of 2012 which further suspended the payment cut until December 31, 2012.

Since 2006, federal legislation has provided for an annual Medicare Part B outpatient therapy cap. In succeeding years, CMS subsequently increased the amount of the therapy cap. Legislation also was passed that required CMS to implement a broad process for reviewing medically necessary therapy claims, creating an exception to the cap. Legislation has annually extended the Medicare Part B outpatient therapy cap exception process. The Medicare Improvements for Patients and Providers Act of 2008, enacted on July 15, 2008, extended the therapy cap exception process from July 1, 2008 to December 31, 2009. The ACA provided that the exception process remain in effect from January 1, 2010 through December 31, 2010. MMEA extended the therapy cap exception process through December 31, 2011. The 2011 Payroll Tax Cut Act extended the therapy cap exception process through February 29, 2012. The Job Creation Act of 2012 further extended the therapy cap exception process through December 31, 2012. Patients in our facilities whose stay is not reimbursed by Medicare must seek reimbursement for their therapy under Medicare Part B and are subject to the therapy cap.

Effective January 1, 2011, reimbursement rates for Medicare Part B therapy services included in the MPFS were reduced for secondary procedures when multiple therapy services are provided on the same day. CMS projected that the rule would result in an approximate 7% rate reduction for Medicare Part B therapy services in calendar year 2011. We estimate that this rule reduced our Medicare revenues related to Part B therapy services by approximately $7 million for 2011.

In addition, for the fiscal year beginning October 1, 2010, CMS finalized provisions that increase the number of RUG categories for nursing centers from 53 to 66 (i.e., RUGs IV) and amend the criteria, including the provision of therapy services, used to classify patients into these categories. CMS indicated that these changes would be enacted in a budget neutral manner. Effective October 1, 2010, CMS began paying claims using the RUGS IV system.

The therapy time requirements to qualify for rehabilitation RUG categories are unchanged under RUGs IV, however the regulatory changes altered how minutes were allocated to calculate the RUGs scores using MDS 3.0. Rather than count all therapy time that a nursing center patient receives, rehabilitation providers must now allocate therapy minutes between the patients being served during concurrent therapy sessions. In addition, the number of patients that a therapist/assistant may treat concurrently is limited to two patients. Under the 2011 CMS Rules, group therapy is defined as therapy sessions with four patients who are performing similar therapy activities. Irrespective of the number of patients ultimately treated in a group therapy session, rehabilitation providers must allocate therapy minutes during such sessions as if four patients are being served. Our rehabilitation division has hired additional therapists to facilitate the provision of additional individual minutes to address patient needs.

CMS issued the 2011 CMS Rules on July 29, 2011 updating Medicare payment rates for skilled nursing centers effective October 1, 2011. The 2011 CMS Rules impose (1) a negative adjustment to RUGs IV therapy rates, and (2) a net market basket increase of 1.7% consisting of (a) a 2.7% market basket inflation increase, less (b) a 1.0% adjustment to account for the effect of a productivity adjustment, beginning on October 1, 2011. CMS has projected the impact of these changes will result in an 11.1% decrease in payments to skilled nursing centers. In addition to these rate changes, the 2011 CMS Rules introduced additional changes to RUG calculations along with adding additional patient assessments. Under the 2011 CMS Rules, group therapy is defined as therapy sessions with four patients who are performing similar therapy activities. In addition, for purposes of assigning patients to RUGs IV payment categories, the minutes of group therapy are divided by four with 25% of the minutes being allocated to each patient. The 2011 CMS Rules also clarify the circumstances for reporting breaks in care of three or more days of therapy and also implement a new change of therapy assessment that is designed to allocate the patient to the RUG level that represents the treatment provided in the last seven days. Both changes are likely to produce alterations in the RUG scores billed for the patient along with generating additional patient assessments. We believe that the 2011 CMS Rules could reduce our annual revenues by approximately $100 million to $110 million in our nursing center business and negatively impact our rehabilitation therapy business by approximately $40 million to $50 million on an annual basis.

Reductions in the reimbursement provided to our customers by Medicare or Medicaid could negatively impact the demand and price for our services, impair our ability to collect for our services from customers and could have a material adverse effect on our rehabilitation revenues and growth prospects.

Although reductions or changes in reimbursement from governmental or third party payors and regulatory changes affecting our business represent one of the most significant challenges to our business, our operations are also affected by coverage rules and determinations. Medicare providers like us can be negatively affected by the adoption of coverage policies, either at the national or local level, that determine whether an item or service is covered and under what clinical circumstances it is considered to be reasonable, necessary, and appropriate. Current CMS coverage rules require inpatient rehabilitation services to be ordered by a qualified rehabilitation physician and be coordinated by an interdisciplinary team. The interdisciplinary team must meet weekly to review patient status and make any needed adjustments to the individualized plan of care. Qualified personnel must provide required rehabilitation nursing, physical therapy, occupational therapy, speech language pathology, social services, psychological services, and prosthetic and orthotic services. CMS has also noted that it is considering specific standards governing the use of group therapies. For individual claims, Medicare contractors make coverage determinations regarding medical necessity which can represent more restrictive interpretations of the CMS coverage rules. We cannot predict how future CMS coverage rule interpretations or any new local coverage determinations will affect us.

Home Health and Hospice Division

General Regulations.    The home health and hospice division is subject to various federal and state regulations. Many states require the entity through which home health or hospice services are provided to obtain a license or certification from one or more state agencies. In addition, 37 of our home health and hospice agencies achieved and/or maintain certification through the Medicare deeming authority of one of the three private accreditation bodies: the Joint Commission, the Accreditation Commission for Health Care, and the Community Health Accreditation Program. The therapists and other healthcare professionals employed by the home health and hospice division are required to be individually licensed or certified pursuant to applicable state and federal laws. We have processes in place to ensure that our home health and hospice providers and the therapists and other healthcare professionals that we employ are licensed or certified in accordance with applicable federal and state laws. In addition, we require our therapists and other employees to participate in continuing education programs. The failure to obtain, maintain or renew required licenses or certifications by our home health and hospice agencies or the therapists or other healthcare professionals employed by those agencies could cause a material adverse effect on the home health and hospice division’s results of operations.

As noted above, the home health and hospice division also is subject to federal and state laws that govern financial and other arrangements between healthcare providers. These laws prohibit, among other things, certain direct and indirect payments for the referral of patients, certain referrals by physicians if they or their immediate family members have a financial relationship with the home health or hospice agency, or fee-splitting arrangements between healthcare providers that are designed to induce or encourage the referral of patients to, or the recommendation of, a particular provider for medical products and services. Such laws include the Anti-Kickback Statute, the Stark Law and the FCA. In addition, some states restrict certain business relationships between physicians and ancillary service providers and some states prohibit business corporations from providing, or holding themselves out as a provider of, medical care. Possible sanctions for violation of any of these restrictions or prohibitions include loss of licensure or eligibility to participate in Medicare, Medicaid and other reimbursement programs as well as civil and criminal penalties. These laws vary considerably from state to state.

Overview of home health and hospice division reimbursement

Medicare

Home Health.    To be eligible to receive Medicare payments for home health services, a patient must be “homebound” (cannot leave home without considerable or taxing effort), require periodic skilled nursing or physical or speech therapy services, and receive treatment under a plan of care established and periodically reviewed by a physician based upon a face-to-face encounter between the patient and the physician.

We receive a standard prospective payment for home health services provided over a base 60-day period, or “episode”, of care. There is no limit to the number of episodes a patient may receive as long as he or she remains Medicare eligible. The base episode payment is a flat rate subject to adjustment based upon differences in the expected needs of each patient. The adjustment is determined by each patient’s categorization into one of 153 payment groups, known as home health resource groups, and the costliness of care for patients in each group relative to the average patient. Payment is further adjusted for differences in local prices using the hospital wage index. The payment also is subject to retroactive adjustment in certain circumstances, including: (i) an outlier adjustment if the patient’s care was unusually costly; (ii) a utilization adjustment if the number of visits to the patient was less than five; (iii) a partial payment adjustment if the patient transferred to another provider during an episode; (iv) an adjustment based upon the level of required therapy services; and (v) an adjustment based upon the number of episodes of care, with episodes three and higher receiving an increased rate.

Hospice.    To be eligible to receive hospice care under the Medicare program, a patient must have a terminal illness, as certified by two physicians, with a life expectancy of six months or less. The patient must affirmatively elect hospice treatment to the exclusion of other Medicare benefits related to his or her condition.

We receive payment for our hospice services under Medicare through a prospective payment system that pays an established payment rate for each day that we provide hospice services to a Medicare eligible patient. The rates we receive from Medicare are subject to annual adjustments for inflation and vary based upon the geographic location of the provision of hospice services. The rate also varies depending upon which of four established levels of care we provide to the Medicare patient: (i) “routine home care,” which is the default level paid for each day a patient is in the hospice program and does not receive one of the higher levels of care; (ii) “general inpatient care,” which is paid when a patient needs inpatient services for pain or symptom management for a brief period; (iii) “continuous home care,” which is home care provided during a crisis period when the patient requires intensive monitoring and nursing care; and (iv) “respite care,” which allows a patient to receive inpatient care for a short period to provide relief for the patient’s family and other care givers from the demands of providing care for up to five consecutive days.

The Medicare payments we receive for hospice care are subject to two caps. First, there is the “80-20 Rule” providing that if the number of inpatient care days furnished to Medicare patients exceeds 20% of the total days of hospice care (measured during a 12-month period ending October 31 of each year) provided to Medicare patients, the excess is only eligible for the “routine home care” rate. Second, there is a cap based upon an overall average payment per Medicare beneficiary. Any payments exceeding the cap must be refunded to Medicare.

Beginning February 1, 2013, the Budget Control Act of 2011 will automatically reduce federal spending by approximately $1.2 trillion split evenly between domestic and defense spending. Payments to Medicare providers are subject to these automatic spending reductions, subject to a 2% cap. At this time, we believe this will result in an automatic 2% reduction on each claim submitted to Medicare beginning February 1, 2013. Reductions to Medicare and Medicaid reimbursement resulting from the Budget Control Act of 2011 could have a material adverse effect on the Company’s business, financial position, results of operations and liquidity.

Medicaid – Medicaid reimburses home health and hospice providers for care provided to certain low income patients. Reimbursement varies from state to state and is based upon a number of different systems including cost-based, prospective payment and negotiated rate systems. Rates are subject to multiple adjustments in different circumstances and are subject to statutory and regulatory changes and interpretations and rulings by individual state agencies.

Non-government payments – The home health and hospice division seeks to maximize the number of its non-government payment patients, including those covered under private insurance and managed care health plans. Non-government payment patients typically have financial resources (including insurance coverages) to pay for their services and do not rely upon government programs for support. We negotiate contracts with purchasers of group healthcare services, including private employers, commercial insurers and managed care companies. Most payor organizations attempt to obtain discounts from established charges. We focus on demonstrating to these payors how our services can provide them and their customers with the most viable pricing arrangements in circumstances where they may otherwise be faced with funding treatments at higher rates at other healthcare providers. The importance of obtaining contracts with commercial insurers, managed care health plans and other private payors varies among markets, depending on such factors as the number of commercial payors and their relative market strength.

MASTER LEASE AGREEMENTS

At December 31, 2011, we leased from Ventas and its affiliates 38 LTAC hospitals and 159 nursing and rehabilitation centers under four master lease agreements (as amended, the “Master Lease Agreements” ) and one LTAC hospital under a separate lease agreement. Under the Master Lease Agreements, Ventas has a right to sever properties from the existing leases in order to create additional leases, a device adopted to facilitate its financing flexibility. In such circumstances, our aggregate lease obligations remain unchanged.

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

The Master Lease Agreements require that we renew all or none of the facilities by specified renewal bundles. The following chart sets forth the current lease renewals under the Master Lease Agreements:

			Facility renewals
Renewal Group	Expiration date	Renewal date	Nursing and rehabilitation centers	Hospitals	Renewal bundles
Group 1	April 30, 2013	October 31, 2011 – April 29, 2012	45	8	6
Group 2	April 30, 2013	October 31, 2011 – April 29, 2012	28	8	4
Group 3	April 30, 2015	October 31, 2013 – April 29, 2014	86	22	10

Renewal Group 1

The Group 1 facilities contain 45 nursing and rehabilitation centers (5,043 licensed beds) and eight LTAC hospitals (673 licensed beds). The current annual rents for the Group 1 facilities approximate $66 million. As noted above, the Group 1 facilities are grouped into six separate renewal bundles. At our option, the Group 1 facilities may be extended for one five-year renewal term beyond the current term at the greater of (1) the then existing rental rate plus the then existing escalation amount per annum or (2) the then fair market value rental rate.

Renewal Group 2

The Group 2 facilities contain 28 nursing and rehabilitation centers (3,275 licensed beds) and eight LTAC hospitals (1,009 licensed beds). The current annual rents for the Group 2 facilities approximate $57 million. As noted above, the Group 2 facilities are grouped into four separate renewal bundles. At our option, the Group 2 facilities may be extended for one five-year renewal term beyond the base term at the then existing rental rate plus the then existing escalation amount per annum.

Renewal Group 3

In 2009, we entered into agreements with Ventas to renew all of the facilities in Group 3 for an additional five years. The current term for the Group 3 facilities expires on April 30, 2015.

We may further extend the term of the Group 3 facilities for two additional five-year renewal terms beyond the current renewal term at the greater of (1) the then existing rental rate plus the then existing escalation amount per annum or (2) the then fair market value rental rate. Upon any such renewal, the fair market value rental rate is determined through an appraisal procedure described in the Master Lease Agreements.

Potential renewal of Group 1 and Group 2 facilities

As noted above, we have until April 30, 2012 to renew the Group 1 and Group 2 facilities. We have announced that we intend to renew three renewal bundles containing 19 nursing and rehabilitation centers and six LTAC hospitals from the Group 1 and Group 2 facilities (collectively, the “Renewal Facilities”). The Renewal Facilities contain 2,178 licensed nursing and rehabilitation center beds and 616 licensed hospital beds and generated revenues of approximately $434 million for the year ended December 31, 2011. The current annual rent for the Renewal Facilities approximates $46 million.

We also have announced that we do not intend to renew seven renewal bundles containing 54 nursing and rehabilitation centers and ten LTAC hospitals (collectively, the “Expiring Facilities”). The Expiring Facilities contain 6,140 licensed nursing and rehabilitation center beds and 1,066 licensed hospital beds and generated revenues of approximately $790 million for the year ended December 31, 2011. The current annual rent for the Expiring Facilities approximates $77 million. We will continue to operate the Expiring Facilities and include the Expiring Facilities in our results from continuing operations through the expiration of the lease term in April 2013.

We believe that the divesture of the Expiring Facilities could reduce our consolidated earnings per diluted share by $0.10 to $0.15 in 2013, but will not otherwise materially impact our cash flows or financial position. This estimate is based upon a number of assumptions, including our estimated impact of the recent and impending Medicare reimbursement reductions for nursing centers and LTAC hospitals and our ability to achieve overhead savings in connection with these divestitures.

Conditions to effectiveness of renewals

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

Rent appraisal process and our right to revoke such renewals

On November 29, 2011, we provided Ventas with a notice to renew the leases for 13 nursing and rehabilitation centers and three LTAC hospitals. These facilities are grouped into two separate renewal bundles, one containing six nursing and rehabilitation centers and two LTAC hospitals and the other containing seven nursing and rehabilitation centers and one LTAC hospital. Under the Master Lease Agreements, Ventas initiated an appraisal process to establish a new fair market rental (as defined in the Master Lease Agreements) (“FMR”) for one of these bundles containing six nursing and rehabilitation centers and two LTAC hospitals.

Under the appraisal process, an independent appraiser determines the FMR for this renewal bundle and each property within such renewal bundle. Once FMR is determined, the appraiser sends to both parties simultaneously the aggregate FMR for this renewal bundle and the FMR for each property within the bundle. Ventas, in its sole discretion, then determines whether (1) to accept the appraised FMR for the renewal bundle in the aggregate or (2) make no changes to the current base rent and contingent annual rent escalator for the renewal bundle. If Ventas selects the new FMR for a renewal bundle, then the new FMR would become effective on May 1, 2013 unless we elect to revoke our renewal as discussed below.

A final independent appraiser has been selected. The independent appraiser will have until April 7, 2012 to complete its determination of FMR, including the contingent annual rent escalator. Ventas, in its sole discretion, is then permitted to determine with respect to the renewal bundle whether to accept the new FMR or retain the current base rent and contingent annual rent escalator.

Since Ventas has initiated the appraisal process for this renewal bundle, we may revoke the renewal only for that bundle, whether or not the independent appraiser has completed its determination of FMR. Our renewal revocation can be made at any time until the earlier of July 31, 2012 or 15 days after the independent appraiser’s report determining FMR has been completed.

The determination of FMR requires certain levels of subjectivity and judgment related to the many variables that may be considered under the circumstances. As a result, it is important for investors to consider the possibility of a wide range of outcomes with respect to the appraisal process.

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

We paid rents to Ventas (including amounts classified as discontinued operations) approximating $253 million for the year ended December 31, 2011, $246 million for the year ended December 31, 2010 and $243 million for the year ended December 31, 2009.

Each Master Lease Agreement provides for rent escalations each May 1 if the patient revenues for the leased properties meet certain criteria as measured using the preceding calendar year revenues as compared to the base period. All annual rent escalators are payable in cash. The contingent annual rent escalator is 2.7% for Master Lease Agreements Nos. 1, 3 and 4. The contingent annual rent escalator for Master Lease Agreement No. 2 is based upon the Consumer Price Index with a floor of 2.25% and a ceiling of 4%. In 2011, the contingent annual rent escalator for Master Lease Agreement No. 2 was 2.25%.

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

ADDITIONAL INFORMATION

Employees

As of December 31, 2011, we had approximately 51,100 full-time and 26,700 part-time and per diem employees. We had approximately 3,000 unionized employees at 35 of our facilities as of December 31, 2011.

The market for qualified nurses, therapists and other healthcare professionals is highly competitive. We, like other healthcare providers, have experienced difficulties in attracting and retaining qualified personnel such as nurses, certified nurse’s assistants, nurse’s aides, therapists and other providers of healthcare services. Our hospitals and nursing and rehabilitation centers are particularly dependent on nurses for patient care. Our rehabilitation division continues to seek qualified therapists to fill open positions. The difficulty we have experienced in hiring and retaining qualified personnel has increased our average wage rates and may force us to increase our use of contract personnel. We expect to continue to experience increases in our labor costs primarily due to higher wages and greater benefits required to attract and retain qualified healthcare personnel. Salaries, wages and benefits were approximately 59% of our consolidated revenues for the year ended December 31, 2011. Our ability to manage labor costs will significantly affect our future operating results.

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

Where You Can Find More Information

We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”) under the Exchange Act.

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

•	the impact of the 2011 CMS Rules which significantly reduced Medicare reimbursement to nursing centers and changed payments for the provision of group therapy services effective October 1, 2011,

•

the impact of the Budget Control Act of 2011 which will automatically reduce federal spending by approximately $1.2 trillion split evenly between domestic and defense spending. At this time, we believe this will result in an automatic 2% reduction on each claim submitted to Medicare beginning February 1, 2013,

•

changes in the reimbursement rates or the methods or timing of payment from third party payors, including commercial payors and the Medicare and Medicaid programs, changes arising from and related to LTAC PPS, including potential changes in the Medicare payment rules, Medicare Part D, and changes in Medicare and Medicaid reimbursements for our nursing and rehabilitation centers, IRFs and home health and hospice operations, and the expiration of the Medicare Part B therapy cap exception process,

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

•

the impact of the expiration of several moratoriums in 2012 under the SCHIP Extension Act which could impact the short stay rules, the budget neutrality adjustment as well as implement the “25 Percent Rule,” which would limit certain patient admissions,

•

our ability to integrate the operations of the acquired hospitals and rehabilitation services operations and realize the anticipated revenues, economies of scale, cost synergies and productivity gains in connection with the RehabCare Merger and any other acquisitions undertaken, as and when planned, including the potential for unanticipated issues, expenses and liabilities associated with those acquisitions,

•	the potential for diversion of management time and resources in seeking to integrate RehabCare’s operations,

•

the impact of our significantly increased levels of indebtedness as a result of the RehabCare Merger on our funding costs, operating flexibility and ability to fund ongoing operations, development capital expenditures or other strategic acquisitions with additional borrowings, particularly in light of ongoing volatility in the credit and capital markets,

•

our ability to successfully pursue our development activities, including through acquisitions, and successfully integrate new operations, including the realization of anticipated revenues, economies of scale, cost savings and productivity gains associated with such operations,

•	the potential failure to retain key employees of RehabCare,

•	failure of our facilities to meet applicable licensure and certification requirements,

•	the further consolidation and cost containment efforts of managed care organizations and other third party payors,

•	our ability to meet our rental and debt service obligations,

•

our ability to operate pursuant to the terms of our debt obligations, including our obligations under financings undertaken to complete the RehabCare Merger, and our ability to operate pursuant to our Master Lease Agreements,

•

the condition of the financial markets, including volatility and weakness in the equity, capital and credit markets, which could limit the availability and terms of debt and equity financing sources to fund the requirements of our businesses, or which could negatively impact our investment portfolio,

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

•

the increase in the costs of defending and insuring against alleged professional liability and other claims and our ability to predict the estimated costs related to such claims, including the impact of differences in actuarial assumptions and estimates compared to eventual outcomes,

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

Various healthcare reform provisions became law upon enactment of the ACA. The reforms contained in the ACA will impact each of our businesses in some manner. Several of the reforms are very significant and could ultimately change the nature of our services, the methods of payment for our services and the underlying regulatory environment. The reforms include possible modifications to the conditions of qualification for payment, bundling payments to cover both acute and post-acute care and the imposition of enrollment limitations on new providers. The ACA creates a series of robust transparency and reporting requirements for skilled nursing facilities including requirements to disclose information on organizational structures, financial, clinical and other related data as well as information on officers, directors, trustees or managing employees. Skilled nursing facilities are required to certify to HHS and the OIG that the information submitted is accurate and current. In addition, a primary goal of healthcare reform is to reduce costs, which includes reductions in the reimbursement paid to us and other healthcare providers. Moreover, healthcare reform could negatively impact insurance companies, other third party payors, our customers, as well as other healthcare providers, which may in turn negatively impact our business. As such, these healthcare reforms or other similar healthcare reforms could have a material adverse effect on our business, financial position, results of operations and liquidity.

Changes in the reimbursement rates or methods or timing of payment from third party payors, including the Medicare and Medicaid programs, or the implementation of other measures to reduce reimbursement for our services and products could result in a substantial reduction in our revenues and operating margins.

We depend on reimbursement from third party payors, including the Medicare and Medicaid programs, for substantially all of our revenues. For the year ended December 31, 2011, we derived approximately 59% of our total revenues (before eliminations) from the Medicare and Medicaid programs and the balance from other third party payors, such as commercial insurance companies, health maintenance organizations, preferred provider organizations and contracted providers. The Medicare and Medicaid programs are highly regulated and subject to frequent and substantial changes. See “Part I – Item 1 – Business – Governmental Regulation.”

There are continuing efforts to reform governmental healthcare programs, both as part of the ACA and otherwise, that could result in major changes in the healthcare delivery and reimbursement system on a national and state level. Potential reforms include changes directly impacting the government and private reimbursement systems for each of our businesses. Reforms or other changes to the payment systems, including modifications to the conditions of qualification for payment, bundling payments to cover both acute and post-acute care or the imposition of enrollment limitations on new providers, may be proposed or could be adopted by Congress or CMS in the future.

On July 29, 2011, CMS issued the 2011 CMS Rules which, among other things, significantly reduced Medicare payments to nursing centers and changed the reimbursement for the provision of group rehabilitation therapy services to Medicare beneficiaries beginning October 1, 2011. CMS has projected the impact of these changes will result in an 11.1% decrease in payments to skilled nursing centers. In addition to these rate changes, the 2011 CMS Rules introduced additional changes to RUG calculations along with adding additional patient assessments. Under the 2011 CMS Rules, group therapy is defined as therapy sessions with four patients who are performing similar therapy activities. In addition, for purposes of assigning patients to RUGs IV payment categories, the minutes of group therapy are divided by four with 25% of the minutes being allocated to each patient. The 2011 CMS Rules also clarify the circumstances for reporting breaks in care of three or more days of therapy and also implement a new change of therapy assessment that is designed to allocate the patient to the RUG level that represents the treatment provided in the last seven days. Both changes are likely to produce alterations in the RUG scores billed for the patient along with generating additional patient assessments. We believe that the 2011 CMS Rules could reduce our annual revenues by approximately $100 million to $110 million in our nursing center business and negatively impact our rehabilitation therapy business by approximately $40 million to $50 million on an annual basis.

Beginning February 1, 2013, the Budget Control Act of 2011 will automatically reduce federal spending by approximately $1.2 trillion split evenly between domestic and defense spending. Payments to Medicare providers are subject to these automatic spending reductions, subject to a 2% cap. At this time, we believe this will result in an automatic 2% reduction on each claim submitted to Medicare beginning February 1, 2013. Reductions to Medicare and Medicaid reimbursement resulting from the Budget Control Act of 2011 could have a material adverse effect on the Company’s business, financial position, results of operations and liquidity.

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

Though we cannot predict what reform proposals will be adopted or finally implemented, healthcare reform and regulations may have a material adverse effect on our business, financial position, results of operations and liquidity through, among other things, decreasing funds available for our services or increasing operating costs. We could be affected adversely by the continuing efforts of governmental and private third party payors to contain healthcare costs. We cannot assure you that reimbursement payments under governmental and private third party payor programs, including Medicare supplemental insurance policies, will remain at levels comparable to present levels or will be sufficient to cover the costs allocable to patients eligible for reimbursement pursuant to these programs. Future changes in third party payor reimbursement rates or methods, including the Medicare and Medicaid programs, or the implementation of other measures to reduce reimbursement for our services and products could result in a material reduction in our revenues. Our operating margins continue to be under pressure because of deterioration in pricing flexibility, changes in payor mix, changes in length of stay and growth in operating expenses in excess of increases in payments by third party payors. In addition, as a result of competitive pressures, our ability to maintain operating margins through price increases to private patients or commercial payors remains limited. These results could have a material adverse effect on our business, financial position, results of operations and liquidity.

Expiration of the moratorium imposed on certain federal regulations otherwise applicable to LTAC hospitals, including HIHs and satellite hospitals, will have an adverse effect on our future revenues and profitability.

The SCHIP Extension Act, among other things, placed a three-year moratorium beginning on December 29, 2007 on (1) the application of a one-time budget neutrality adjustment to payment rates to LTAC hospitals under

LTAC PPS, and (2) the very short stay outlier payment reductions to LTAC hospitals. The ACA extended this moratorium to five years. The expiration of this moratorium on December 29, 2012 would have a material adverse effect on our business, financial position, results of operations and liquidity.

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

On May 1, 2007, CMS issued the 2007 Final Rule. Under the 2007 Final Rule, CMS expanded the “25 Percent Rule” to all LTAC hospitals, regardless of whether they are co-located with another hospital. Under the 2007 Final Rule, all LTAC hospitals were to be paid LTAC PPS rates for admissions from a single referral source up to 25% of aggregate Medicare admissions. Patients reaching high cost outlier status in the short-term hospital were not to be counted when computing the 25% limit. Admissions beyond the 25% threshold are to be paid at a lower amount based upon IPPS rates.

The SCHIP Extension Act initially placed a three-year moratorium on the expansion of the “25 Percent Rule” to freestanding hospitals. That moratorium was extended to five years by the ACA. The moratorium on the “25 Percent Rule” threshold payment adjustment for freestanding hospitals and grandfathered hospitals with a host hospital will expire for cost reporting periods beginning on or after July 1, 2012.

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

Since these rules are complex and are based upon the volume of Medicare admissions and the source of those admissions, we cannot predict with any certainty the impact on our future revenues or operations from these regulations. If the “25 Percent Rule” is applied as currently written, it could have a material adverse effect on our business, financial position, results of operations and liquidity when the moratorium expires.

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

The extensive federal, state and local regulations affecting the healthcare industry include, but are not limited to, regulations relating to licensure, conduct of operations, ownership of facilities, addition of facilities, allowable costs, services and prices for services, facility staffing requirements, qualifications and licensure of staff, environmental and occupational health and safety, and the confidentiality and security of health-related information. In particular, various laws including anti-kickback, anti-fraud and abuse amendments codified under the Social Security Act prohibit certain business practices and relationships that might affect the provision and cost of healthcare services reimbursable under Medicare and Medicaid, including the payment or receipt of remuneration for the referral of patients whose care will be paid by Medicare or other governmental programs. Sanctions for violating the anti-kickback, anti-fraud and abuse amendments under the Social Security Act include criminal penalties, civil sanctions, fines and possible exclusion from government programs such as Medicare and Medicaid. See “Part I – Item 1 – Business – Governmental Regulation.”

Federal and state governments continue to pursue intensive enforcement policies resulting in a significant number of inspections, audits, citations of regulatory deficiencies and other regulatory sanctions including demands for refund of overpayments, terminations from the Medicare and Medicaid programs, bans on Medicare and Medicaid payments for new admissions and civil monetary penalties or criminal penalties. RAC audits and other audits evaluating the medical necessity of services provided are expected to further intensify the regulatory environment surrounding the healthcare industry as third party firms engaged by CMS commence extensive reviews of claims data and medical and other records to identify improper payments to healthcare providers under the Medicare program. If we fail to comply with the extensive laws, regulations and prohibitions applicable to our businesses, we could become ineligible to receive government program reimbursement, suffer civil or criminal penalties or be required to make significant changes to our operations. In addition, we could be forced to expend considerable resources responding to investigations, audits or other enforcement actions related to these laws, regulations or prohibitions. Furthermore, should we lose the licenses for one or more of our facilities as a result of regulatory action or otherwise, we could be in default under our Master Lease Agreements, our New Credit Facilities and indenture governing the Notes. Failure of our staff to satisfy applicable licensure requirements, or of our hospitals, IRFs, nursing and rehabilitation centers, our rehabilitation operations, and home health and hospice operations, to satisfy applicable licensure and certification requirements could have a material adverse effect on our business, financial position, results of operations and liquidity.

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

As a result of our participation in the Medicare and Medicaid programs, we face and are currently subject to various governmental reviews, audits and investigations to verify our compliance with these programs and applicable laws and regulations. An increasing level of governmental and private resources is being devoted to the investigation of allegations of fraud and abuse in the Medicare and Medicaid programs, and federal and state regulatory authorities are taking an increasingly strict view of the requirements imposed on healthcare providers by the Social Security Act, the Medicare and Medicaid programs and other applicable laws. We are routinely subject to audits under various government programs, including the RAC program, in which third party firms engaged by CMS conduct extensive reviews of claims data and medical and other records to identify potential improper payments to healthcare providers under the Medicare program. In addition, we, like other nursing center operators, are subject to ongoing investigations by the OIG into the billing of rehabilitation services provided to Medicare patients and general compliance with conditions of participation with Medicare and Medicaid. Private pay sources also often reserve the right to conduct audits. Our costs to respond to and defend reviews, audits and investigations are significant and are likely to increase in the current enforcement environment. In the past, some of these audits and investigations have required us to refund or retroactively adjust amounts that have been paid under the relevant program or from other payors. We may be subject to similar obligations in the future. Moreover, an adverse review, audit or investigation could also result in other adverse consequences, particularly if the underlying conduct is found to be systemic. These consequences include:

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

The Anti-Kickback Statute, the Stark Law, the FCA and similar state laws materially restrict our relationships with physicians and other referral sources. We have a variety of financial relationships with physicians and others who either refer or influence the referral of patients to our healthcare facilities, and these laws govern those relationships. The OIG has enacted safe harbor regulations that outline practices deemed protected from prosecution under the Anti-Kickback Statute. While we endeavor to comply with the safe harbors, most of our current arrangements, including with physicians and other referral sources, may not qualify for safe harbor protection. Failure to qualify for a safe harbor does not mean the arrangement necessarily violates the Anti-Kickback Statute, but may subject the arrangement to greater scrutiny. However, we cannot offer assurance that practices outside of a safe harbor will not be found to violate the Anti-Kickback Statute. Allegations of violations of the Anti-Kickback Statute may be brought under federal civil monetary penalty laws, which require a lower burden of proof than other fraud and abuse laws, including the Anti-Kickback Statute.

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

If we fail to comply with the Anti-Kickback Statute, the Stark Law, the FCA or other applicable laws and regulations, we could be subjected to liabilities, including civil penalties (including the loss of our licenses to operate one or more facilities or healthcare activities), exclusion of one or more facilities or healthcare activities from participation in the Medicare, Medicaid and other federal and state healthcare programs and, for violations of certain laws and regulations, and criminal penalties.

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

If our LTAC hospitals fail to maintain their certification as LTAC hospitals, our profitability would decline.

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

On August 2, 2011, the LTAC Legislation was introduced into the United States Senate. If enacted, the LTAC Legislation would implement new patient and facility criteria for LTAC hospitals and alleviate the negative impact of various scheduled Medicare reimbursement adjustments. The LTAC Legislation provides for patient criteria to ensure that LTAC hospital patients are physician screened prior to admission and throughout their stay for the appropriateness of their stay in a LTAC hospital. In addition, facility criteria would establish common requirements for the programmatic, personnel and clinical operations of a LTAC hospital. The LTAC

Legislation further provides that at least 70% of patients must be medically complex in order for a hospital to maintain its Medicare certification as a LTAC hospital. The LTAC Legislation also would repeal the “25 Percent Rule” for all LTAC hospitals, the scheduled very short-stay outlier payment reductions and the one-time budget neutrality adjustment requirement. There can be no assurances that the LTAC Legislation will be enacted in its current form or at all.

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

The SCHIP Extension Act imposed a three-year moratorium beginning on December 29, 2007 on the establishment and classification of new LTAC hospitals, LTAC satellite facilities and LTAC beds in existing LTAC hospitals or satellite hospitals. The ACA extended this moratorium to five years. This extension period will expire on December 29, 2012. The moratorium does not apply to LTAC hospitals that, before December 29, 2007, (1) began the qualifying period for payment under LTAC PPS, (2) had a written agreement with an unrelated party for the construction, renovation, lease or demolition for a LTAC hospital and had expended at least 10% of the estimated cost of the project or $2,500,000 or (3) had obtained an approved certificate of need. The moratorium also does not apply to an increase in beds in an existing hospital or satellite facility if the LTAC hospital is located in a state where there is only one other LTAC hospital and the LTAC hospital requests an increase in beds following the closure or the decrease in the number of beds of the other LTAC hospital. This moratorium may adversely affect our ability to increase LTAC bed capacity, expand into new areas or increase bed capacity in existing markets that we serve.

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

If we do not manage admissions in the IRFs that we operate or manage in compliance with a 60% threshold, reimbursement for services rendered by us in these facilities will be based upon less favorable rates.

IRFs are subject to a requirement that 60% or more of the patients admitted to the facilities have one or more of 13 specific conditions in order to qualify for IRF-PPS. If that compliance threshold is not maintained, the IRF will be reimbursed at the lower prospective payment system applicable to acute care hospitals. That may lead to reduced revenue in the IRFs that we operate or manage and also may lead customers of IRFs to attempt to renegotiate the terms of their contracts or terminate their contracts, in either case adversely affecting the projected revenues and profitability we expect.

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

Risk Factors Relating to the RehabCare Merger

There are risks associated with our acquisition of RehabCare.

On June 1, 2011, we acquired RehabCare for cash and shares of our common stock. While we acquired RehabCare because we believe the acquisition will be beneficial to us and our stockholders, there are risks associated with the acquisition, which include:

•

the issuance of our shares in the RehabCare Merger resulted in dilution of the ownership percentage of our existing stockholders, and any economic benefits that we realize as a result of the acquisition may not be sufficient to offset the ownership dilution;

•	the risks associated with our efforts to integrate the operations of RehabCare with our own and achieve the cost and other synergies we expect;

•	the impact of our increased level of indebtedness after the RehabCare Merger on our financial and operating flexibility, our future access to the credit markets and our funding costs; and

•	the possibility that the market price of our common stock may decline as a result of investor perceptions about the terms, benefits or results of the RehabCare Merger.

Any of these and the other risks discussed below could jeopardize our ability to realize the anticipated benefits of the RehabCare Merger as and when planned, which could in turn have a material adverse effect on our stock price, financial condition, results of operations and business prospects.

We may not be able to successfully integrate RehabCare’s operations with our own or realize the anticipated benefits of the RehabCare Merger, which could materially and adversely affect our financial condition, results of operations and business prospects.

We may not be able to successfully integrate RehabCare’s operations with our own, and we may not realize all or any of the expected benefits of the RehabCare Merger as and when planned. The integration of RehabCare’s operations with our own is complex, costly and time-consuming. It will require significant attention from senior management and will impose substantial demands on our operations and personnel, potentially diverting attention from other important pending projects. The difficulties and risks associated with the integration of RehabCare include:

•

the possibility that we will fail to implement our business plans for the combined company, including as a result of new legislation or regulation in the healthcare industry that affects the timing or costs associated with the operations of the combined company or our integration plan;

•	possible inconsistencies in the standards, controls, procedures, policies and compensation structures of the two companies;

•	the increased scope and complexity of our operations;

•	risks and limitations on our ability to consolidate corporate and administrative infrastructures of the two companies;

•	the possibility that we may have failed to discover liabilities of RehabCare during our due diligence investigation as part of the acquisition for which we, as a successor owner, may be responsible;

•	obligations that we will have to joint venture partners and other counterparties of RehabCare that arise as result of the change in control of RehabCare;

•	obligations that we will have to our lenders under the New Credit Facilities and the holders of the Notes, including our obligations to comply with significant new financial covenants; and

•	the possibility of unanticipated delays, costs or inefficiencies associated with the integration of RehabCare’s operations with our own.

As a result of these difficulties and risks, we may not accomplish the integration of RehabCare’s business smoothly, successfully or within our budgetary expectations and anticipated timetable. Accordingly, we may fail to realize some or all of the anticipated benefits of the RehabCare Merger, such as increase in our scale, diversification, cash flows and operational efficiency and meaningful accretion to our diluted earnings per share.

We may be unable to realize anticipated cost synergies or may incur additional and/or unexpected costs in order to realize them.

We expect to realize approximately $70 million of cost savings in 2012 related to operating synergies associated with the RehabCare Merger. These operating synergies do not include the costs incurred to realize such operating synergies. We may be unable to realize all of these cost synergies within the timeframe expected, or at all, and we may incur additional and/or unexpected costs in order to realize them.

Risk Factors Relating to Our Indebtedness

Our indebtedness could adversely affect our cash flow and prevent us from fulfilling our obligations.

To complete the RehabCare Merger we took on significant levels of new indebtedness. As a result, we have a substantial amount of indebtedness. As of December 31, 2011, we had total indebtedness of approximately $1.5 billion in addition to availability of approximately $343 million (subject to a borrowing base and after giving effect to approximately $13 million of letters of credit outstanding on December 31, 2011) under the ABL Facility. Our substantial amount of indebtedness could have important consequences. For example it could:

•	make it more difficult for us to satisfy our obligations with respect to our indebtedness;

•	increase our vulnerability to general adverse economic and industry conditions;

•	expose us to fluctuations in the interest rate environment because the interest rates under the New Credit Facilities are variable;

•

require us to dedicate a substantial portion of our cash flow from operations to make payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions and other general corporate purposes;

•	limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions and other general purposes;

•

limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate, which may place us at a competitive disadvantage compared to our competitors that have less debt; and

•	restrict us from exploiting business opportunities.

Our indebtedness may restrict our current and future operations, which could adversely affect our ability to respond to changes in our business and manage our operations.

The terms of the New Credit Facilities and the indenture governing the Notes include a number of restrictive covenants that impose significant operating and financial restrictions on us and our restricted subsidiaries, including restrictions on our and our restricted subsidiaries’ ability to, among other things:

•	incur additional indebtedness;

•	create liens;

•	consolidate or merge;

•	sell assets, including capital stock of our subsidiaries;

•	engage in transactions with our affiliates;

•	create restrictions on the payment of dividends or other amounts to us from our restricted subsidiaries;

•	pay dividends on our capital stock or redeem, repurchase or retire our capital stock or indebtedness; and

•	make investments, loans, advances and acquisitions.

The terms of the New Credit Facilities also include certain additional restrictive covenants that impose significant operating and financial restrictions on us and our restricted subsidiaries, including restrictions on our and our restricted subsidiaries’ ability to, among other things:

•	change the date on which our fiscal years or quarters end;

•	engage in business other than relating to owning, operating or managing healthcare facilities;

•	enter into sale and lease-back transactions;

•	modify certain agreements;

•	make or incur capital expenditures; and

•	hold cash and temporary cash investments outside of collateral accounts.

In addition, the New Credit Facilities require us to comply with financial covenants, including a maximum leverage ratio and a minimum fixed charge coverage ratio.

Our ability to comply with these agreements may be affected by events beyond our control, including prevailing economic, financial and industry conditions. These covenants could have an adverse effect on our business by limiting our ability to take advantage of financing, merger and acquisition or other corporate opportunities. The breach of any of these covenants or restrictions could result in a default under the New Credit Facilities or the indenture governing the Notes.

Our failure to comply with the agreements relating to our outstanding indebtedness, including as a result of events beyond our control, could result in an event of default that could materially and adversely affect our business, financial condition and results of operations.

If there were an event of default under any of the agreements relating to our outstanding indebtedness, including the New Credit Facilities and the indenture governing the Notes, we may not be able to incur additional indebtedness under the New Credit Facilities and the holders of the defaulted debt could cause all amounts outstanding with respect to that debt to be due and payable immediately. We cannot assure you that our assets or cash flow would be sufficient to fully repay borrowings under our outstanding debt instruments if accelerated upon an event of default, which could have a material adverse effect on our ability to continue to operate as a going concern. Further, if we are unable to repay, refinance or restructure our secured debt, the holders of such debt could proceed against the collateral securing that indebtedness. In addition, any event of default or declaration of acceleration under one debt instrument also could result in an event of default under one or more of our other debt instruments or under the Master Lease Agreements. In addition, counterparties to some of our contracts material to our business may have the right to amend or terminate those contracts if we have an event of default or a declaration of acceleration under certain of our indebtedness, which could adversely affect our business, financial condition or results of operations.

We, including our subsidiaries, have the ability to incur substantially more indebtedness, including senior secured indebtedness, which could further increase the risks associated with our leverage.

Subject to the restrictions in the New Credit Facilities and the indenture governing the Notes, we, including our subsidiaries, have the ability to incur significant additional indebtedness. As of December 31, 2011:

•	we had $984 million of senior secured indebtedness under the New Credit Facilities;

•	we had $550 million of senior unsecured indebtedness under the Notes;

•

we had approximately $343 million (subject to a borrowing base and after giving effect to approximately $13 million of letters of credit outstanding on December 31, 2011) available for borrowing under the ABL Facility which, if borrowed, would be senior secured indebtedness;

•

subject to our compliance with certain covenants and other conditions, we have the option to incur additional incremental term loans under the Term Loan Facility or increase the asset-based revolving credit facility commitments under the ABL Facility by up to an aggregate of $200 million, which, if borrowed, would be senior secured indebtedness; and

•

subject to our compliance with certain covenants and other conditions, we have the option to incur certain additional secured indebtedness and/or additional unsecured indebtedness which would rank pari passu with the Notes.

Although the terms of the New Credit Facilities and the indenture governing the Notes include restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of important exceptions, and indebtedness incurred in compliance with these restrictions could be substantial. If we incur significant additional indebtedness, the related risks that we face could increase.

We may not be able to generate sufficient cash to pay rents related to our leased properties and service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

A substantial portion of our cash flows from operations is dedicated to the payment of rents related to our leased properties as well as principal and interest obligations on our outstanding indebtedness. Our ability to generate cash depends on many factors beyond our control, and any failure to meet our debt service obligations could harm our business, financial condition and results of operations. Our ability to make payments on and to refinance our indebtedness and to fund working capital needs and planned capital expenditures will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, business, legislative, regulatory and other factors that are beyond our control.

If our business does not generate sufficient cash flow from operations or if future borrowings are not available to us in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs, we may need to refinance all or a portion of our indebtedness on or before the maturity thereof, sell assets, reduce or delay capital investments or seek to raise additional capital, any of which could have a material adverse effect on our operations. In addition, we may not be able to effect any of these actions, if necessary, on commercially reasonable terms or at all. The terms of existing or future debt instruments may limit or prevent us from taking any of these actions. Our ability to restructure or refinance our indebtedness will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. In addition, any failure to make scheduled payments of interest and principal on our outstanding indebtedness would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness on commercially reasonable terms or at all. Our inability to generate sufficient cash flow to satisfy our debt service obligations, or to refinance or restructure our obligations on commercially reasonable terms or at all, would have an adverse effect, which could be material, on our business, financial condition and results of operations.

In addition, our Master Lease Agreements and/or our outstanding indebtedness:

•

require us to dedicate a substantial portion of our cash flow to payments on our rent and interest obligations, thereby reducing the availability of cash flow to fund working capital, capital expenditures and other general corporate activities;

•	require us to pledge as collateral substantially all of our assets;

•

require us to maintain a certain defined fixed coverage ratio above a specified level and a certain defined total indebtedness ratio below a specified level, thereby reducing our financial flexibility;

•	require us to limit the amount of capital expenditures we can incur in any fiscal year and also limit the aggregate amount we can expend on acquisitions; and

•	restrict our ability to discontinue the operation of any leased property despite its level of profitability and otherwise restrict our operational flexibility.

These provisions:

•	could have a material adverse effect on our ability to withstand competitive pressures or adverse economic conditions (including adverse regulatory changes);

•	could adversely affect our ability to make material acquisitions, obtain future financing or take advantage of business opportunities that may arise; and

•	could increase our vulnerability to a downturn in general economic conditions or in our business.

Our failure to pay rent or otherwise comply with the provisions of any of our Master Lease Agreements could materially adversely affect our business, financial position, results of operations and liquidity.

We lease 38 of our hospitals and 159 of our nursing and rehabilitation centers from Ventas under our Master Lease Agreements. Our failure to pay the rent or otherwise comply with the provisions of any of our Master Lease Agreements would result in an “Event of Default” under such Master Lease Agreement and also could result in a default under the New Credit Facilities and, if repayment of the borrowings under the New Credit Facilities were accelerated, also under the indenture governing the Notes. Upon an Event of Default, remedies available to Ventas include, without limitation, terminating such Master Lease Agreement, repossessing and reletting the leased properties and requiring us to remain liable for all obligations under such Master Lease Agreement, including the difference between the rent under such Master Lease Agreement and the rent payable as a result of reletting the leased properties, or requiring us to pay the net present value of the rent due for the balance of the term of such Master Lease Agreement. The exercise of such remedies would have a material adverse effect on our business, financial position, results of operations and liquidity.

For additional information on the Master Lease Agreements, see “Part I – Item 1 – Business – Master Lease Agreements.”

Repayment of our indebtedness is dependent on cash flow generated by our subsidiaries.

Our subsidiaries own a significant portion of our assets and conduct a significant portion of our operations. Accordingly, repayment of our indebtedness is dependent, to a significant extent, on the generation of cash flow by our subsidiaries and their ability to make such cash available to us, by dividend, debt repayment or otherwise. Certain of our subsidiaries may not be able to, or may not be permitted to, make distributions to enable us to make payments in respect of our indebtedness. Each subsidiary is a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from our subsidiaries. In the event that we do not receive distributions from our subsidiaries, we may be unable to make required principal and interest payments on our outstanding indebtedness.

An increase in interest rates would increase the cost of servicing our debt and could reduce our profitability.

Borrowings under the New Credit Facilities bear interest at variable rates. Interest rate changes will not affect our obligation for any debt incurred under the New Credit Facilities, but could affect the amount of our interest payments, and accordingly, our future earnings and cash flows, assuming other factors are held constant. Pursuant to the terms of the New Credit Facilities, we have entered into an interest rate swap that fixes a portion of our interest rate interest payments in order to reduce interest rate volatility; however, any interest rate swaps we enter into do not fully mitigate our interest rate risk. As a result, an increase in interest rates, whether because of an increase in market interest rates or an increase in our own cost of borrowing, would increase the cost of servicing our debt and could materially reduce our profitability. For example, a change of one-eighth percent in the interest rates for the New Credit Facilities would increase or decrease annual interest expense by approximately $1 million.

Risks Factors Relating to Our Capital and Liquidity

The condition of the financial markets, including volatility and weakness in the equity, capital and credit markets, could limit the availability and terms of debt and equity financing sources to fund the capital and liquidity requirements of our businesses.

Financial markets experienced significant disruptions over the past few years. These disruptions have impacted liquidity in the debt markets, making financing terms for borrowers less attractive and, in certain cases, significantly reducing the availability of certain types of debt financing. Despite the instability over the past few years within the financial markets nationally and globally, we have not experienced any individual lender limitations to extend credit under our New Credit Facilities. However, the obligations of each of the lending institutions in the New Credit Facilities are separate and the availability of future borrowings under the New Credit Facilities could be impacted by further volatility and disruptions in the financial credit markets or other events. We cannot assure you that a prolonged downturn in the credit markets or other circumstances will not impact our ability to access or to refinance the New Credit Facilities. Our inability to access or refinance the New Credit Facilities would have a material adverse effect on our business, financial position, results of operations and liquidity.

The New Credit Facilities are collateralized by substantially all of our assets including certain owned real property and is guaranteed by substantially all of our subsidiaries. The terms of the New Credit Facilities and the indenture governing the Notes include financial covenants and certain other provisions that limit acquisitions and annual capital expenditures. We were in compliance with the terms of the New Credit Facilities and the indenture governing the Notes at December 31, 2011. However, a downturn in operating earnings or events beyond our control could impair our ability to comply with the covenants contained within the New Credit Facilities and the indenture governing the Notes. If we anticipated a potential financial or other covenant violation, however, we would seek relief from our lenders for the New Credit Facilities and the holders of the Notes, which likely would include costs to us, and such relief may not be on terms as favorable as those in the New Credit Facilities or the Notes, as applicable. Under these circumstances, there is also the potential that our lenders under the New Credit Facilities or the holders of the Notes would not grant relief to us. A default due to the violation of a financial or other covenant contained within the New Credit Facilities, the indenture governing the Notes or the occurrence of an “Event of Default” under the Master Lease Agreements could require us to immediately repay all amounts then outstanding under the New Credit Facilities and the Notes.

If we have future capital needs that cannot be funded from operating cash flows, any future issuances of equity securities may dilute the value of our common stock and any additional issuances of debt may increase our leverage.

Though we anticipate that the cash amounts generated internally, together with amounts available under the New Credit Facilities, will be sufficient to implement our business plan for the foreseeable future, we may need additional capital if a substantial acquisition or other growth opportunity becomes available or if unexpected events occur or opportunities arise. We cannot assure you that additional capital will be available, or available on terms favorable to us. If capital is not available, we may not be able to fund internal or external business expansion or respond to competitive pressures or other market conditions. If available, we may obtain additional capital through the public or private sale of debt or equity securities. However, our ability to access the public debt or equity capital markets, on terms favorable to us or at all, may be limited by further disruptions in these markets or other events. If we sell equity securities, the transaction could be dilutive to our existing shareholders. Furthermore, these securities could have rights, preferences and privileges more favorable than those of our common stock. If we incur additional debt, our leverage may increase and could have a material adverse effect on our business, financial position, results of operations and liquidity.

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

In addition, we hold a substantial investment portfolio in our limited purpose insurance subsidiary. Investments held in our limited purpose insurance subsidiary consist principally of cash and cash equivalents, debt securities, equities and certificates of deposit that are held to satisfy the payment of claims and expenses related to professional liability and workers compensation risks. Our investment policy governing insurance subsidiary investments precludes the investment portfolio managers from selling any security at a loss without prior authorization from us. The investment managers also limit the exposure to any one issue, issuer or type of investment. We intend, and have the ability, to hold insurance subsidiary investments for a long duration without the necessity of selling securities to fund the underwriting needs of our insurance subsidiary. This ability to hold securities allows sufficient time for recovery of temporary declines in the market value of equity securities and the par value of debt securities as of their stated maturity date. We cannot assure you, however, that we will recover declines in the market value of our investments. There is a continuing risk that declines in fair value may occur and additional material realized losses from sales or other-than-temporary impairments may be recorded in the future. Furthermore, we cannot assure you that declines in the market value of our investments will not require us to further capitalize our limited purpose insurance subsidiary or otherwise have a material adverse effect on our business, financial position, results of operations and liquidity.

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

We intend to continue to selectively pursue strategic acquisitions of, investments in, and strategic alliances with, LTAC hospitals, IRFs, nursing centers, rehabilitation operations, and home health and hospice operations, particularly where an acquisition may assist us in scaling our operations more rapidly and efficiently than internal growth. Acquisitions may involve significant cash expenditures, debt incurrence, additional operating losses, amortization of certain intangible assets of acquired companies, dilutive issuances of equity securities and expenses that could have a material adverse effect on our business, financial position, results of operations and liquidity.

Acquisitions, investments and strategic alliances involve numerous risks. These risks include:

•	limitations on our ability to identify acquisitions that meet our target criteria and limitations on our ability to complete such acquisitions on reasonable terms and valuations;

•

limitations on our ability to access equity or capital to fund acquisitions, including difficulty in obtaining financing for acquisitions at a reasonable cost, or that such financing will not contain restrictive covenants that limit our operating flexibility or ability to access additional capital when needed;

•	entry into markets or businesses in which we may have limited or no experience;

•	difficulties integrating acquired operations, personnel and information systems, and in realizing projected efficiencies and cost savings, particularly in the case of significant acquisitions;

•	diversion of management’s time from existing operations;

•	potential loss of key employees or customers of acquired companies;

•	inaccurate assessment of assets and liabilities and exposure to undisclosed or unforeseen liabilities of acquired companies, including liabilities for failure to comply with healthcare laws;

•	inability to operate acquired facilities profitably or succeed in achieving improvements in their financial performance; and

•	impairment of acquired goodwill and intangible assets.

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

We operate 14 of our facilities through joint ventures with unrelated parties. We are the majority owner of each of those joint ventures. We may enter into additional joint ventures with unrelated parties in the future to acquire, own or operate LTAC hospitals, IRFs, nursing and rehabilitation centers and/or home health and hospice services. We will typically seek to be the majority owner of any such new joint ventures. While, as the majority owner, we typically control the day-to-to activities of these joint ventures, the joint venture agreements with our partners often include provisions reserving certain major actions for super-majority approval. Such actions may include entering into a new business activity or ceasing an existing activity, taking on substantial debt, admitting new partners, and terminating the venture. In addition, the joint venture agreements may restrict our ability to derive cash from the joint venture and affect our ability to transfer our interest in the joint venture. We may be required to provide additional capital to a joint venture if our partner defaults on its capital obligations.

Certain events or circumstances could result in the impairment of our assets or other charges, including, without limitation, impairments of goodwill and identifiable intangible assets that result in material charges to earnings.

We regularly review the carrying value of certain long-lived assets, finite lived intangible assets and indefinite-lived intangible assets with respect to any events or circumstances that indicate an impairment or an adjustment to the amortization period may be necessary, such as when the market value of our common stock is below book equity value. On an ongoing basis, we also evaluate, based upon the fair value of our reporting units, whether the carrying value of our goodwill is impaired. If circumstances suggest that the recorded amounts of any of these assets cannot be recovered based upon estimated future cash flows, the carrying values of such assets are reduced to fair value. If the carrying value of any of these assets is impaired, we may incur a material charge to earnings.

In the fourth quarter 2011, we took an aggregate pretax impairment charge of $54 million on the value of the certificates of need intangible assets of certain hospitals and co-located nursing and rehabilitation centers in Massachusetts. See note 1 of the notes to consolidated financial statements.

During 2011, we also determined that pretax impairment charges aggregating $75 million were necessary, which included $52 million of goodwill and $23 million of property and equipment. These charges were directly related to the 2011 CMS Rules which significantly reduced Medicare payments to our nursing centers and changed the reimbursement for group rehabilitation therapy services.

Future adverse changes in the operating environment and related key assumptions used to determine the fair value of our reporting units and indefinite-lived intangible assets or continued declines in the value of our common stock may result in future impairment charges for a portion or all of these assets. Moreover, the value of our goodwill and indefinite-lived intangible assets could be negatively impacted by potential healthcare reforms. Any such impairment charges could have a material adverse effect on our business, financial position and results of operations.

We could experience significant increases to our operating costs due to shortages of qualified nurses, therapists and other healthcare professionals or union activity.

The market for qualified nurses, therapists and other healthcare professionals is highly competitive. We, like other healthcare providers, have experienced difficulties in attracting and retaining qualified personnel such as nurses, certified nurse’s assistants, nurse’s aides, therapists and other providers of healthcare services. Our hospitals, nursing and rehabilitation centers and home health and hospice operations are particularly dependent on nurses for patient care. Our rehabilitation division continues to seek qualified therapists to fill open positions. The difficulty we have experienced in hiring and retaining qualified personnel has increased our average wage rates and may force us to increase our use of contract personnel.

In addition, healthcare providers are continuing to see an increase in the amount of union activity across the country. At December 31, 2011, approximately 3,000 of the employees at 35 of our facilities were unionized. Though we cannot predict the degree to which we will be affected by future union activity, there are continuing legislative proposals that could result in increased union activity. We could experience an increase in labor and other costs from such union activity. Furthermore, we could experience a disruption of our operations if our employees were to engage in a strike or other work stoppage.

We expect to continue to experience increases in our labor costs primarily due to higher wages and greater benefits required to attract and retain qualified healthcare personnel. Salaries, wages and benefits were approximately 59% of our consolidated revenues for the year ended December 31, 2011. Our ability to manage labor costs will significantly affect our future operating results.

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

While we seek to comply with all applicable staffing requirements, the regulations in this area are complex and we may experience compliance issues from time to time. Failure to comply with such minimum staffing requirements may result in one or more facilities failing to meet the conditions of participation under relevant federal and state healthcare programs and the imposition of fines or other sanctions. Private litigation involving these matters also has become more common, and certain of our facilities are the subject of litigation involving claims brought in 2010 that we did not meet relevant staffing requirements from time to time since 2006.

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

Our future success depends in large part upon the leadership and performance of our executive management team and key employees and our ability to retain and motivate these individuals, including individuals who came to us through the RehabCare Merger. Competition for these individuals is intense and there can be no assurance that we will retain our key officers and employees or that we can attract or retain other highly qualified individuals in the future. If we lose the services of one or more of our key officers or employees, or if one or more of them decides to join a competitor or otherwise compete directly or indirectly with us, we may not be able to successfully manage our business or achieve our business objectives and we may not be able to replace them with similarly qualified personnel. If we lose key personnel, we may be unable to replace them with personnel of comparable experience, reputation in the industry or skills. The loss of any of our key officers or employees could have a material adverse effect on our business, financial position, results of operations and liquidity, as well as on the successful integration of RehabCare into our operations.

If we fail to attract patients and compete effectively with other healthcare providers or if our referral sources fail to view us as an attractive post-acute healthcare provider, our revenues and profitability may decline.

The post-acute healthcare services industry is highly competitive. Our hospitals face competition from healthcare providers that provide services comparable to those offered by our hospitals. Many competing hospitals are larger and more established than our hospitals. We may experience increased competition from existing hospitals as well as hospitals converted, in whole or in part, to specialized care facilities. Our nursing and rehabilitation centers compete on a local and regional basis with other nursing centers and post-acute healthcare providers. Some of our competitors operate newer facilities and may offer services not provided by us or are operated by entities having greater financial and other resources than us. Our rehabilitation and home health and hospice divisions compete with national, regional and local rehabilitation service providers within our markets. Several of these competitors may have greater financial and other resources than us, may be more established in the markets in which we compete and may be willing to provide services at lower prices. We cannot assure you that increased competition in the future will not adversely affect our business, financial position, results of operations and liquidity.

In addition, we rely significantly on appropriate referrals from physicians, hospitals and other healthcare providers in the communities in which we deliver our services to attract appropriate patients and residents. Our referral sources are not obligated to refer business to us and may refer business to other healthcare providers. We believe many of our referral sources refer patients and residents to us as a result of the quality of our patient services and our efforts to establish and build a relationship with them. If any of our facilities fail to achieve or maintain a reputation for providing high quality care, or are perceived to provide a lower quality of care than comparable facilities within the same geographic area, or customers of our rehabilitation therapy, home health and hospice services perceive that they could receive higher quality services from other providers, our ability to attract and retain patients and customers could be adversely affected. We believe that the perception of our quality of care by potential residents or patients or their families seeking our services is influenced by a variety of factors, including physician and other healthcare professional referrals, community information and referral services, newspapers and other print and electronic media, results of patient surveys, recommendations from family and friends, and published quality care statistics compiled by CMS or other industry data. If we lose, or fail to maintain, existing relationships with our referral resources, fail to develop new relationships or if we are perceived by our referral sources for any reason as not providing high quality patient care, our patient volumes and the quality of our patient mix could suffer and our revenue and profitability could decline.

Significant legal actions could subject us to increased operating costs and substantial uninsured liabilities, which could materially and adversely affect our business, financial position, results of operations and liquidity.

We incur significant costs to investigate and defend against a variety of claims, including professional liability, wage and hour, and minimum staffing claims, among others, particularly in our hospital and nursing and rehabilitation center operations. In addition to large compensatory claims, plaintiffs’ attorneys increasingly are seeking, and have sometimes been successful in obtaining, significant fines and punitive damages and attorneys’ fees. Furthermore, there are continuing efforts to limit the ability of healthcare providers to utilize arbitration as a process to resolve these claims. As a result of these factors, our defense costs and potential liability exposure are significant, unpredictable, and likely to increase. We also are subject to lawsuits under the FCA and comparable state laws for submitting fraudulent bills for services to the Medicare and Medicaid programs. These lawsuits, which may be initiated by “whistleblowers”, can involve significant monetary damages, fines, attorneys’ fees and the award of bounties to private qui tam plaintiffs who successfully bring these suits and to the government programs. We also are subject to payment obligations under contracts we enter into with our rehabilitation division customers to indemnify them against claim denials associated with our services.

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

Our limited purpose insurance subsidiary insures initial losses up to specified coverage levels per occurrence and in the aggregate. On a per claim basis, coverages for losses in excess of those insured by the limited purpose insurance subsidiary are maintained through unaffiliated commercial insurance carriers. Our limited purpose insurance subsidiary insures all claims in all states up to a per occurrence limit without the benefit of any aggregate coverage limit through unaffiliated commercial insurance carriers, thereby increasing our financial risk. We maintain professional and general liability insurance in amounts and coverage that management believes are sufficient for our operations. However, our insurance may not cover all claims against us or the full extent of our liability nor continue to be available at a reasonable cost. Moreover, the cost of insurance coverage maintained with unaffiliated commercial insurance carriers is costly and may continue to increase. There can be no assurances that in the future insurance will be available at a reasonable price or that we will be able to maintain adequate levels of professional and general liability insurance coverage. If we are unable to maintain adequate insurance coverage or are required to pay punitive damages that are uninsured, we may be exposed to substantial liabilities.

Federal and state employment-related laws and regulations could increase our cost of doing business and subject us to significant back pay awards, fines and lawsuits.

Our operations are subject to a variety of federal and state employment-related laws and regulations, including, but not limited to, the U.S. Fair Labor Standards Act which governs such matters as minimum wages, overtime pay, compensable time, recordkeeping and other working conditions, the Americans with Disabilities Act and similar state laws that provide civil rights protections to individuals with disabilities in the context of employment, public accommodations and other areas, the National Labor Relations Act, regulations of the Equal Employment Opportunity Commission, regulations of the Office of Civil Rights, regulations of state attorneys general, federal and state wage and hour laws, family leave mandates and a variety of similar laws enacted by the federal and state governments that govern these and other employment-related matters. Accordingly, we are currently subject to employee-related claims, lawsuits (including class action lawsuits) and administrative proceedings in connection with our operations, including, but not limited to, those related to wrongful discharge, discrimination or violations of equal employment or federal and state wage and hour laws. Because labor represents such a large portion of our operating costs, compliance with these evolving federal and state laws and regulations could substantially increase our cost of doing business while failure to do so could subject us to significant back pay awards, fines and lawsuits. In addition, federal proposals to introduce a system of mandated health insurance and flexible work time and other similar initiatives could, if implemented, adversely affect our operations. Our failure to comply with federal and state employment-related laws and regulations could have a material adverse effect on our business, financial position, results of operations and liquidity.

We have limited operational and strategic flexibility since we lease a substantial number of our facilities.

We lease a substantial number of our facilities from Ventas and other third parties. Under our leases, we generally are required to operate continuously our leased properties as a provider of healthcare services. In addition, these leases generally limit or restrict our ability to assign the lease to another party. Our failure to comply with these lease provisions would result in an event of default under the leases and subject us to material damages, including potential defaults under the New Credit Facilities and the indenture governing the Notes. Given these restrictions, we may be forced to continue operating unprofitable facilities to avoid defaults under our leases. See “Part I – Item 1 – Business – Master Lease Agreements.”

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

We are exposed to the credit risk of our payors and customers which in the future may cause us to make larger allowances for doubtful accounts or incur bad debt write-offs.

Due to weak economic conditions, recent Medicare reimbursement reductions and other factors, commercial payors and customers may default on their payments to us and individual patients may default on co-payments and deductibles for which they are responsible under the terms of either commercial insurance programs or Medicare. Although we review the credit risk of our commercial payors and customers regularly, such risks may arise from events or circumstances that are difficult to anticipate or control, such as a general economic downturn. If our payors or customers default on their payments to us in the future, we may have to record higher provisions for allowances for doubtful accounts or incur bad debt write-offs, both of which could have a material adverse effect on our business, financial position, results of operations and liquidity.

Delays in collection of our accounts receivable could adversely affect our business, financial position, results of operations and liquidity.

Prompt billing and collection are important factors in our liquidity. Billing and collection of our accounts receivable are subject to the complex regulations that govern Medicare and Medicaid reimbursement and rules imposed by non-government payors. Our inability, or the inability of our customers, to bill and collect on a timely basis pursuant to these regulations and rules could subject us to payment delays that could negatively impact our business, financial position, results of operations and liquidity. In addition, we may experience delays in reimbursement as a result of the failure to receive prompt approvals related to change of ownership applications for acquired or other facilities or from delays caused by our or other third parties’ information system failures. Significant delays in billing and/or collections may adversely affect the borrowing base under the ABL Facility, potentially limiting the availability of funds under the ABL Facility.

Failure to maintain the security and functionality of our information systems could adversely affect our business, financial position, results of operation and liquidity.

We are dependent on the proper function and availability of our information systems and related software programs. Though we have taken steps to protect the safety and security of our information systems and the patient health information and other data maintained within those systems, there can be no assurance that our safety and security measures and disaster recovery plan will prevent damage, interruption or breach of our information systems and operations.

As a result of our acquisition activities, we have acquired additional information systems. We have been taking steps to reduce the number of systems we operate, have upgraded and expanded our information systems capabilities, and are gradually migrating to fewer information systems. Our information systems require an ongoing commitment of significant resources to maintain, protect and enhance existing systems and develop new systems to keep pace with continuing changes in technology, evolving industry and regulatory standards, and changing customer preferences.

In addition, certain software supporting our business and information systems are licensed to us by independent software developers. Our inability, or the inability of these developers, to continue to maintain and upgrade our information systems and software could disrupt or reduce the efficiency of our operations. In addition, costs and potential problems and interruptions associated with the implementation of new or upgraded systems and technology or with maintenance or adequate support of existing systems also could disrupt or reduce the efficiency of our operations.

Failure to maintain the security and functionality of our information systems and related software could expose the Company to a number of adverse consequences, the vast majority of which are not insurable, including but not limited to disruptions in our operations, regulatory and other civil and criminal penalties, breach of patient information, loss of customers, disputes with payors and increased operating expense, which either individually or in the aggregate could have a material adverse effect on our business, financial position, results of operations and liquidity.

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

We report annually on the effectiveness of our internal control over financial reporting, and our independent registered public accounting firm also must audit the effectiveness of our internal control over financial reporting on an annual basis. If we fail to have, or management or our independent registered public accounting firm is unable to conclude that we maintain, effective internal controls and procedures for financial reporting, we could be unable to provide timely and reliable financial information which could have a material adverse effect on our business, financial position, results of operations and liquidity. Different interpretations of accounting principles or changes in generally accepted accounting principles could have a material adverse effect on our business, financial position, results of operations and liquidity.

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

For information concerning the hospitals and nursing and rehabilitation centers operated by us, see “Part I – Item 1 – Business – Hospital Division – Hospital Facilities,” “Part I – Item 1 – Business – Nursing Center Division – Nursing and Rehabilitation Center Facilities,” and “Part I – Item 1 – Business – Master Lease Agreements.” We believe that our facilities are adequate for our future needs in such locations. All borrowings under the New Credit Facilities are secured by a first priority lien and second priority lien on all eligible real property, which is held in fee.

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

We are a party to various legal actions (some of which are not insured), and regulatory and other governmental audits and investigations in the ordinary course of our business. We cannot predict the ultimate outcome of pending litigation and regulatory and other governmental audits and investigations. These matters could potentially subject us to sanctions, damages, recoupments, fines and other penalties. The DOJ, CMS or other federal and state enforcement and regulatory agencies may conduct additional investigations related to our businesses in the future that may, either individually or in the aggregate, have a material adverse effect on our business, financial position, results of operations and liquidity. See “Part I – Item 1A – Risk Factors – Risk Factors Relating to Our Operations – ‘We could experience significant legal actions, fines and increases in our operating costs if we fail to comply with state minimum staffing requirements,’ ‘Significant legal actions could subject us to increased operating costs and substantial uninsured liabilities, which could materially and adversely affect our business, financial position, results of operations and liquidity,’ ‘Federal and state employment-related laws and regulations could increase our cost of doing business and subject us to significant back pay awards, fines and lawsuits,’ and note 20 of the notes to consolidated financial statements for a description of our other pending legal proceedings.

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

Item 4.	Mine Safety Disclosures

Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

MARKET PRICE FOR COMMON STOCK

AND DIVIDEND HISTORY

Our common stock is quoted on the New York Stock Exchange (the “NYSE”) under the ticker symbol “KND.” The prices in the table below, for the calendar quarters indicated, represent the high and low sale prices for our common stock as reported on the NYSE.

	Sales price of common stock
2011	High	Low
First quarter	$26.27	$17.85
Second quarter	$28.99	$20.53
Third quarter	$23.69	$8.62
Fourth quarter	$13.12	$7.67

2010	High	Low
First quarter	$19.76	$16.01
Second quarter	$18.83	$12.75
Third quarter	$13.75	$11.50
Fourth quarter	$19.59	$12.52

Our New Credit Facilities and the indenture governing the Notes contain covenants that limit, among other things, our ability to pay dividends. Any determination to pay dividends in the future will be dependent upon our results of operations, financial position, contractual restrictions, restrictions imposed by applicable laws and other factors deemed relevant by our Board of Directors. We have not paid, and do not anticipate that we will pay in the foreseeable future, any cash dividends on our common stock. Accordingly, investors must rely on sales of their common stock after price appreciation which may never occur, as the only way to realize any future gains on their investment. Investors seeking cash dividends should not purchase our common stock.

As of January 31, 2012, there were 1,908 holders of record of our common stock.

See “Part III – Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” for disclosures regarding our equity compensation plans.

PERFORMANCE GRAPH

The following graph summarizes the cumulative total return to shareholders of our common stock from December 29, 2006 to December 30, 2011, compared to the cumulative total return on the Standard & Poor’s 500 Stock Index (the “S&P Composite Index”) and the Standard & Poor’s 1500 Health Care Index (the “S&P 1500 Health Care Index”). The graph assumes an investment of $100 in each of our common stock, the S&P Composite Index, and the S&P 1500 Health Care Index on December 29, 2006, and also assumes the reinvestment of all cash dividends. In accordance with SEC rules, the July 31, 2007 distribution of the KPS shares to our shareholders in connection with the Spin-off Transaction is treated for purposes of the following graph as a special stock dividend in calculating shareholder return and prior period prices have been adjusted accordingly.

COMPARISON OF CUMULATIVE TOTAL RETURN

	12/29/06	12/31/07	12/31/08	12/31/09	12/31/10	12/30/11
Kindred Healthcare, Inc.	$100.00	$129.53	$67.51	$95.72	$95.25	$61.03
S&P Composite Index	100.00	105.49	66.47	84.06	96.74	98.76
S&P 1500 Health Care Index	100.00	108.03	82.40	99.53	104.75	117.15

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total number of shares (or units) purchased (1)	Average price paid per share (or unit) (2)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (1)
Month #1 (October 1 – October 31)	419	$11.50	–	$–

Month #2 (November 1 – November 30)	–	–	–	–

Month #3 (December 1 – December 31)	3,917	11.63	–	–

Total	4,336	$11.62	–	$–

(1)	These amounts represent shares of our common stock, par value $0.25 per share, withheld to offset tax withholding obligations that occurred upon the vesting and release of restricted shares previously granted under the Company’s stock-based compensation plans for its employees (the “Withheld Shares”). For each employee, the total tax withholding obligation is divided by the closing price of the Company’s common stock on the NYSE on the applicable vesting date to determine the total number of Withheld Shares required to satisfy such withholding obligation.
(2)	The average price per share for each period was calculated by dividing the sum of the aggregate value of the Withheld Shares by the total number of Withheld Shares.

Item 6.	Selected Financial Data

On June 1, 2011, we completed the RehabCare Merger, and the operating results of RehabCare have been included as part of our selected financial data since June 1, 2011. For more information about the RehabCare Merger, see “Part I – Item 1 – Business – General – RehabCare Merger” and note 2 of the notes to consolidated financial statements.

The results of operations for the historical periods included in the following table are not necessarily indicative of the results to be expected for future periods. In addition, see “Part I – Item 1A – Risk Factors” for a discussion of risk factors that could impact our future results of operations, including the RehabCare Merger.

	Year ended December 31,
(In thousands, except per share amounts)	2011	2010	2009	2008	2007
Statement of Operations Data:
Revenues	$5,521,763	$4,359,697	$4,270,007	$4,093,864	$4,128,649

Salaries, wages and benefits	3,255,815	2,505,690	2,483,086	2,374,163	2,325,417
Supplies	402,014	342,197	333,056	317,149	542,986
Rent	399,257	357,372	348,248	338,673	337,769
Other operating expenses	1,164,480	948,609	886,205	854,383	730,965
Other income	(11,191)	(11,422)	(11,512)	(17,407)	(7,701)
Impairment charges	129,281	–	–	–	–
Depreciation and amortization	165,594	121,552	125,730	120,022	118,574
Interest expense	80,919	7,090	7,880	15,373	17,044
Investment income	(1,031)	(1,245)	(4,413)	(7,096)	(16,105)

	5,585,138	4,269,843	4,168,280	3,995,260	4,048,949

Income (loss) from continuing operations before income taxes	(63,375)	89,854	101,727	98,604	79,700
Provision (benefit) for income taxes	(7,104)	33,708	39,115	38,144	36,567

Income (loss) from continuing operations	(56,271)	56,146	62,612	60,460	43,133
Discontinued operations, net of income taxes:
Income (loss) from operations	2,552	798	931	(3,399)	(12,982)
Loss on divestiture of operations	–	(453)	(23,432)	(20,776)	(77,021)

Income (loss) from discontinued operations	2,552	345	(22,501)	(24,175)	(90,003)

Net income (loss)	(53,719)	56,491	40,111	36,285	(46,870)
Loss attributable to noncontrolling interests	238	–	–	–	–

Income (loss) attributable to Kindred	$(53,481)	$56,491	$40,111	$36,285	$(46,870)

Amounts attributable to Kindred stockholders:
Income (loss) from continuing operations	$(56,033)	$56,146	$62,612	$60,460	$43,133
Income (loss) from discontinued operations	2,552	345	(22,501)	(24,175)	(90,003)

Net income (loss)	$(53,481)	$56,491	$40,111	$36,285	$(46,870)

Earnings (loss) per common share:
Basic:
Income (loss) from continuing operations	$(1.21)	$1.42	$1.61	$1.56	$1.09
Discontinued operations:
Income (loss) from operations	0.05	0.02	0.02	(0.09)	(0.33)
Loss on divestiture of operations	–	(0.01)	(0.60)	(0.53)	(1.94)

Net income (loss)	$(1.16)	$1.43	$1.03	$0.94	$(1.18)

Diluted:
Income (loss) from continuing operations	$(1.21)	$1.42	$1.60	$1.54	$1.06
Discontinued operations:
Income (loss) from operations	0.05	0.02	0.02	(0.09)	(0.32)
Loss on divestiture of operations	–	(0.01)	(0.60)	(0.53)	(1.90)

Net income (loss)	$(1.16)	$1.43	$1.02	$0.92	$(1.16)

Shares used in computing earnings (loss) per common share:
Basic	46,280	38,738	38,339	37,830	38,791
Diluted	46,280	38,954	38,502	38,397	39,558
Financial Position:
Working capital	$384,359	$214,654	$241,032	$403,917	$294,878
Total assets	4,138,493	2,337,415	2,022,224	2,181,761	2,079,552
Long-term debt	1,531,882	365,556	147,647	349,433	275,814
Equity	1,320,541	1,031,759	966,594	914,975	862,124

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion together with the selected financial data in Item 6 and our consolidated financial statements and the notes thereto included in this Annual Report on Form 10-K. All financial and operating data presented in Items 6 and 7 reflects the continuing operations of our business for all periods presented unless otherwise indicated.

Overview

We are a healthcare services company that through our subsidiaries operates LTAC hospitals, IRFs, nursing and rehabilitation centers, assisted living facilities, a contract rehabilitation services business and a home health and hospice business across the United States. At December 31, 2011, our hospital division operated 121 LTAC hospitals (8,597 licensed beds) and five IRFs (183 licensed beds) in 26 states. Our nursing center division operated 224 nursing and rehabilitation centers (27,148 licensed beds) and six assisted living facilities (413 licensed beds) in 27 states. Our rehabilitation division provided rehabilitation services primarily in hospitals and long-term care settings. Our home health and hospice business provided home health, hospice and private duty services from 51 locations in eight states.

In recent years, we have completed several strategic divestitures to improve our future operating results. For accounting purposes, the operating results of these businesses and the losses or impairments associated with these transactions have been classified as discontinued operations in the accompanying consolidated statement of operations for all periods presented. Assets not sold at December 31, 2011 have been measured at the lower of carrying value or estimated fair value less costs of disposal and have been classified as held for sale in the accompanying consolidated balance sheet. See notes 4 and 5 of the notes to consolidated financial statements.

The operating results of acquired businesses have been included in our accompanying consolidated financial statements from the respective acquisition dates.

RehabCare Merger

On June 1, 2011, we completed the RehabCare Merger. Upon consummation of the RehabCare Merger, each issued and outstanding share of RehabCare common stock was converted into the right to receive the Merger Consideration. We issued approximately 12 million shares of our common stock in connection with the RehabCare Merger. The purchase price totaled $963 million and was comprised of $662 million in cash and $301 million of our common stock at fair value. We also assumed $356 million of long-term debt in the RehabCare Merger, of which $345 million was refinanced on June 1, 2011. The operating results of RehabCare have been included in our accompanying consolidated financial statements since June 1, 2011.

At the RehabCare Merger date, we acquired 32 LTAC hospitals, five IRFs, approximately 1,200 rehabilitation therapy sites of service and 102 hospital-based inpatient rehabilitation units. The RehabCare Merger expanded our service offerings, positioned us for future growth and provided opportunities for significant operating synergies.

In connection with the RehabCare Merger, we entered into the New Credit Facilities and successfully completed the private placement of the Notes. We used proceeds from the New Credit Facilities and the Notes to pay the Merger Consideration, repay all amounts outstanding under our and RehabCare’s previous credit facilities and to pay transaction costs. The amounts outstanding under our and RehabCare’s former credit facilities that were repaid at the RehabCare Merger closing were $390 million and $345 million, respectively. The New Credit Facilities have incremental facility capacity in an aggregate amount between the two facilities of $200 million, subject to meeting certain conditions, including a specified senior secured leverage ratio. In connection with these new credit arrangements, we paid $46 million of lender fees related to debt issuance that were capitalized as deferred financing costs and paid $13 million of other financing costs that were charged to interest expense.

All obligations under the New Credit Facilities are fully and unconditionally guaranteed, subject to certain exceptions, by substantially all of our existing and future direct and indirect domestic 100% owned subsidiaries, as well as certain non-100% owned domestic subsidiaries as we may determine from time to time in our sole discretion. The Notes are guaranteed by substantially all of our domestic 100% owned subsidiaries.

The agreements governing the New Credit Facilities and the indenture governing the Notes include a number of restrictive covenants that, among other things and subject to certain exceptions and baskets, impose operating and financial restrictions on us and certain of our subsidiaries. In addition, we are required to comply with a minimum fixed charge coverage ratio and a maximum total leverage ratio under the New Credit Facilities. These financing agreements governing the New Credit Facilities and the indenture governing the Notes also contain customary affirmative covenants and events of default. See “Liquidity” for additional information on the New Credit Facilities and the Notes.

Professional Acquisition

On September 1, 2011, we completed the Professional Acquisition, which was financed through operating cash flows and proceeds from our ABL Facility. The Professional Acquisition included 27 home health and hospice locations in northern California, Arizona, Nevada and Utah.

Vista Acquisition

On November 1, 2010, we completed the Vista Acquisition, which was financed through operating cash flows and proceeds from our former revolving credit facility. The Vista Acquisition included four freestanding hospitals and one HIH with a total of 250 beds, all of which are located in southern California. We did not acquire the working capital of Vista or assume any of its liabilities. All of the Vista hospitals are leased.

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

A summary of revenues by payor type follows (in thousands):

	Year ended December 31,
	2011	2010	2009
Medicare	$2,400,308	$1,882,365	$1,817,117
Medicaid	1,065,922	1,059,118	1,086,901
Medicare Advantage	416,022	345,026	321,437
Other	1,958,557	1,379,652	1,332,817

	5,840,809	4,666,161	4,558,272
Eliminations	(319,046)	(306,464)	(288,265)

	$5,521,763	$4,359,697	$4,270,007

Collectibility of accounts receivable

Accounts receivable consist primarily of amounts due from the Medicare and Medicaid programs, other government programs, managed care health plans, commercial insurance companies, skilled nursing and hospital customers, and individual patients and other customers. Estimated provisions for doubtful accounts are recorded to the extent it is probable that a portion or all of a particular account will not be collected.

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

The provision for doubtful accounts totaled $35 million for 2011, $24 million for 2010 and $29 million for 2009.

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

Provisions for loss for professional liability risks retained by our limited purpose insurance subsidiary have been discounted based upon actuarial estimates of claim payment patterns using a discount rate of 1% to 5% depending upon the policy year. The discount rate was 1% for the 2011 and 2010 policy years, 2% for the 2009 policy year and 3% to 5% for all prior policy years. The discount rates are based upon the risk free interest rate for the respective year. Amounts equal to the discounted loss provision are funded annually. We do not fund the portion of professional liability risks related to estimated claims that have been incurred but not reported. Accordingly, these liabilities are not discounted. The allowance for professional liability risks aggregated $264 million at December 31, 2011 and $249 million at December 31, 2010. If we did not discount any of the allowances for professional liability risks, these balances would have approximated $267 million at December 31, 2011 and $253 million at December 31, 2010.

As a result of improved professional liability underwriting results of our limited purpose insurance subsidiary, we received distributions of $3 million in 2011, $22 million in 2010 and $34 million in 2009 from our limited purpose insurance subsidiary in accordance with applicable regulations. These distributions had no impact on earnings and the proceeds were used primarily to repay borrowings under our revolving credit facility.

Changes in the number of professional liability claims and the cost to settle these claims significantly impact the allowance for professional liability risks. A relatively small variance between our estimated and actual number of claims or average cost per claim could have a material impact, either favorable or unfavorable, on the adequacy of the allowance for professional liability risks. For example, a 1% variance in the allowance for professional liability risks at December 31, 2011 would impact our operating income by approximately $3 million.

The provision for professional liability risks (continuing operations), including the cost of coverage maintained with unaffiliated commercial insurance carriers, aggregated $63 million for 2011, $55 million for 2010 and $48 million for 2009. Changes in estimates for prior year professional liability costs reduced professional liability costs by approximately $13 million, $20 million and $27 million in 2011, 2010 and 2009, respectively.

With respect to our discontinued operations, we recorded favorable pretax adjustments of $3 million in 2011, $5 million in 2010 and $11 million in 2009 resulting from changes in estimates for professional liability reserves related to prior years.

Provisions for loss for workers compensation risks retained by our limited purpose insurance subsidiary are not discounted and amounts equal to the loss provision are funded annually. The allowance for workers compensation risks aggregated $171 million at December 31, 2011 and $84 million at December 31, 2010. The provision for workers compensation risks (continuing operations), including the cost of coverage maintained with unaffiliated commercial insurance carriers, aggregated $59 million for 2011, $43 million for 2010 and $36 million for 2009. The increase in workers compensation costs in each of these years was primarily attributable to an increase in claims resulting from the growth in the number of employees.

See notes 5 and 9 of the notes to consolidated financial statements.

Accounting for income taxes

The provision (benefit) for income taxes is based upon our annual reported income or loss for each respective accounting period. We recognize an asset or liability for the deferred tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. These temporary differences will result in taxable or deductible amounts in future years when the reported amounts of the assets are recovered or liabilities are settled. We also recognize as deferred tax assets the future tax benefits from net operating losses (“NOLs”) and capital loss carryforwards. A valuation allowance is provided for these deferred tax assets if it is more likely than not that some portion or all of the net deferred tax assets will not be realized.

Our effective income tax rate was 11.2% in 2011, 37.5% in 2010 and 38.5% in 2009. The change in the effective income tax rate in 2011 was primarily attributable to certain impairment charges and transaction costs that are not deductible for income tax purposes. We recorded favorable income tax adjustments related to the resolution of certain income tax contingencies from prior years that reduced the provision for income taxes by approximately $3 million in each of 2011 and 2010, and approximately $2 million in 2009.

There are significant uncertainties with respect to capital loss carryforwards that could affect materially the realization of certain deferred tax assets. Accordingly, we have recognized deferred tax assets to the extent it is more likely than not they will be realized and a valuation allowance is provided for deferred tax assets to the extent that it is uncertain that the deferred tax asset will be realized. We recognized net deferred tax liabilities totaling $0.2 million at December 31, 2011 and net deferred tax assets totaling $102 million at December 31, 2010.

We identified deferred income tax assets for state income tax NOLs of $42 million at each of December 31, 2011 and 2010 and a corresponding deferred income tax valuation allowance of $38 million at each of December 31, 2011 and 2010 for that portion of the net deferred income tax assets that we will likely not realize in the future. We have deferred tax assets for federal income tax NOLs of $7 million with no deferred income tax valuation allowances at December 31, 2011. The federal income tax NOLs expire in various amounts through 2032.

We are subject to various federal and state income tax audits in the ordinary course of business. Such audits could result in increased tax payments, interest and penalties. While we believe our tax positions are appropriate, we cannot assure you that the various authorities engaged in the examination of our income tax returns will not challenge our positions.

We record accrued interest and penalties associated with uncertain tax positions as income tax expense in the consolidated statement of operations. Accrued interest related to uncertain tax provisions totaled $0.1 million as of December 31, 2011 and $0.2 million as of December 31, 2010.

To the extent the unrecognized income tax benefits become realized or the related accrued interest is no longer necessary, our provision for income taxes would be favorably impacted by $1 million.

The federal statute of limitations remains open for tax years 2008 through 2010. During 2011, we resolved federal income tax audits for the 2007 through 2009 tax years. We have been notified by the Internal Revenue Service (the “IRS”) that an examination will be conducted for the 2010 tax year. We have been accepted into the IRS’s Compliance Assurance Process (“CAP”) for the 2012 tax year. CAP is an enhanced, real-time review of a company’s tax positions and compliance. We expect participation in CAP to improve the timeliness of our federal tax examinations.

State jurisdictions generally have statutes of limitations for tax returns ranging from three to five years. The state impact of federal income tax changes remains subject to examination by various states for a period of up to one year after formal notification to the states. We currently have various state income tax returns under examination.

During 2010, we received approval from the IRS for an accounting method change for income tax purposes that resulted in a non-recurring reduction in income tax payments of approximately $25 million. Our earnings were not impacted by this transaction.

Valuation of long-lived assets, goodwill and intangible assets

We regularly review the carrying value of certain long-lived assets and finite lived intangible assets with respect to any events or circumstances that indicate an impairment or an adjustment to the amortization period is necessary. If circumstances suggest that the recorded amounts cannot be recovered based upon estimated future undiscounted cash flows, the carrying values of such assets are reduced to fair value.

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

Our intangible assets with finite lives are amortized in accordance with the authoritative guidance for goodwill and other intangible assets using the straight-line method over their estimated useful lives ranging from one to 20 years.

As a result of the RehabCare Merger, we acquired finite lived intangible assets consisting of customer relationships ($189 million), a trade name ($17 million) and non-compete agreements ($3 million) with estimated useful lives ranging from two to 15 years.

In accordance with the authoritative guidance for goodwill and other intangible assets, we are required to perform an impairment test for goodwill and indefinite-lived intangible assets at least annually or more frequently if adverse events or changes in circumstances indicate that the asset may be impaired. At December 31, 2011 and 2010, the market value of our common stock was below our book equity value. Management believes that the difference between our market equity value and our book equity at December 31, 2011 is generally attributable to widespread uncertainty in healthcare equity markets related to efforts by the federal government to control or reduce deficit spending through reductions in Medicare payments to healthcare providers. In addition, our market equity value has been negatively impacted by regulatory changes that went into effect October 1, 2011 for our nursing center division and our rehabilitation division. As discussed below, goodwill impairment charges have been recorded in each of these divisions in 2011 subsequent to these regulatory changes. Management believes that the difference between our market equity value and our book equity during 2010 was generally attributable to uncertainty in equity markets related to certain Medicare regulatory changes that went into effect October 1, 2010 for our nursing center division and our rehabilitation division and uncertainty related to the enactment of healthcare reform legislation during 2010. Some of the uncertainty surrounding the 2010 Medicare regulatory changes and its impact on us was alleviated on December 15, 2010 when we updated earnings guidance for the fourth quarter of 2010 and provided 2011 earnings guidance for the first time. The earnings guidance, which included the impact of the regulatory changes for both periods, provided a stronger earnings outlook than expected by investors. The difference between the book equity value and the market value of our common stock during 2011 was a potential indication that the carrying value of our goodwill may have been impaired but was not viewed as a triggering event.

On July 29, 2011, CMS issued the 2011 CMS Rules. In connection with the preparation of our third quarter operating results, we determined that the impact of the 2011 CMS Rules was a triggering event in the third quarter of 2011 and accordingly tested the recoverability of nursing and rehabilitation center property and equipment asset groups impacted by the reduced Medicare payments. We recorded pretax impairment charges aggregating $27 million ($16 million net of income taxes) in the third quarter of 2011. The charges included $6 million of goodwill (which represented the entire nursing and rehabilitation centers reporting unit goodwill) and $21 million of property and equipment. In addition, we recorded pretax impairment charges in the fourth quarter of 2011 aggregating $2 million ($1 million net of income taxes) of property and equipment expended in the same nursing and rehabilitation center asset groups. These charges reflected the amount by which the carrying value of certain assets exceeded their estimated fair value. The impairment charges did not impact our cash flows or liquidity.

Since the effective date of the 2011 CMS Rules on October 1, 2011, the estimated negative impact from changes in the reimbursement of group rehabilitation therapy services to Medicare beneficiaries has been greater than expected. During the fourth quarter of 2011, we lowered our cash flow expectations for our skilled nursing rehabilitation services reporting unit, causing the carrying value of goodwill of this reporting unit to exceed its estimated fair value in testing the recoverability of goodwill. As a result, we recorded a pretax impairment charge of $46 million ($43 million net of income taxes) in the fourth quarter of 2011. We also reviewed the other intangible assets and long-lived assets related to the skilled nursing rehabilitation services reporting unit and determined there were no impairments of these assets. The impairment charge did not impact our cash flows or liquidity.

We perform our annual goodwill impairment test at the end of each fiscal year for each of our reporting units. A reporting unit is either an operating segment or one level below the operating segment, referred to as a component. When the components within our operating segments have similar economic characteristics, we aggregate the components of our operating segments into one reporting unit. Accordingly, we have determined that our reporting units are hospitals, nursing and rehabilitation centers, skilled nursing rehabilitation services, hospital rehabilitation services, home health and hospice. The carrying value of goodwill for each of our reporting units at December 31, 2011 and December 31, 2010 follows (in thousands):

	December 31, 2011	December 31, 2010
Hospitals	$745,411	$213,200
Nursing and rehabilitation centers	–	6,080
Rehabilitation division:
Skilled nursing rehabilitation services	107,026	3,363
Hospital rehabilitation services	167,753	–

	274,779	3,363
Home health	49,254	11,383
Hospice	15,211	8,394

	$1,084,655	$242,420

As a result of the RehabCare Merger, goodwill was preliminarily assigned to our hospital reporting unit ($532 million), skilled nursing rehabilitation services reporting unit ($149 million) and hospital rehabilitation services reporting unit ($168 million).

The goodwill impairment test involves a two-step process. The first step is a comparison of each reporting unit’s fair value to its carrying value. If the carrying value of the reporting unit is greater than its fair value, there is an indication that impairment may exist and the second step must be performed to measure the amount of impairment loss. Based upon the results of the step one impairment test for goodwill for hospitals, hospital rehabilitation services, home health and hospice reporting units for the year ended December 31, 2011, no goodwill impairment charges were recorded in connection with our annual impairment test. Based upon the results of the step one impairment test for goodwill for all of our reporting units for the years ended December 31, 2010 and 2009, no impairment charges were recorded in connection with our annual impairment tests.

Since quoted market prices for our reporting units are not available, we apply judgment in determining the fair value of these reporting units for purposes of performing the goodwill impairment test. We rely on widely accepted valuation techniques, including discounted cash flow and market multiple analyses approaches, which capture both the future income potential of the reporting unit and the market behaviors and actions of market participants in the industry that includes the reporting unit. These types of analyses require us to make assumptions and estimates regarding future cash flows, industry-specific economic factors and the profitability of future business strategies. The discounted cash flow approach uses a projection of estimated operating results and cash flows that are discounted using a weighted average cost of capital. Under the discounted cash flow approach, the projection uses management’s best estimates of economic and market conditions over the projected period for each reporting unit including growth rates in the number of admissions, patient days, reimbursement rates, operating costs, rent expense and capital expenditures. Other significant estimates and assumptions include terminal value growth rates, changes in working capital requirements and weighted average cost of capital. The market multiple analysis estimates fair value by applying cash flow multiples to the reporting unit’s operating results. The multiples are derived from comparable publicly traded companies with similar operating and investment characteristics to the reporting units.

Adverse changes in the operating environment and related key assumptions used to determine the fair value of our reporting units and indefinite-lived intangible assets or declines in the value of our common stock may result in future impairment charges for a portion or all of these assets. Specifically, if the rate of growth of government and commercial revenues earned by our reporting units were to be less than projected or if healthcare reforms were to negatively impact our business, an impairment charge of a portion or all of these assets may be required. An impairment charge could have a material adverse effect on our business, financial position and results of operations, but would not be expected to have an impact on our cash flows or liquidity.

Our indefinite-lived intangible assets consist of trade names, Medicare certifications and certificates of need. The fair values of our indefinite-lived intangible assets are derived from current market data and projections at a facility level which include management’s best estimates of economic and market conditions over the projected period including growth rates in the number of admissions, patient days, reimbursement rates, operating costs, rent expense and capital expenditures. Other significant estimates and assumptions include terminal value growth rates, changes in working capital requirements and weighted average cost of capital. Certificates of need intangible assets are estimated primarily using both a replacement cost methodology and an excess earnings method, a form of discounted cash flows, which is based upon the concept that net after-tax cash flows provide a return supporting all of the assets of a business enterprise.

At December 31, 2011, the carrying value of our certificates of need intangible assets exceeded its fair value as a result of declining earnings and cash flows related to five hospitals and two co-located nursing and rehabilitation centers in Massachusetts, all of which were acquired in 2006. The declining earnings and cash flows are attributable to a difficult LTAC operating environment in Massachusetts in which we have been unable to achieve consistent operating results, as well as automatic future Medicare reimbursement reductions triggered in December 2011 by the Budget Control Act of 2011. In addition, we decided in the fourth quarter of 2011 to close one of the five hospitals. The pretax impairment charge related to the certificates of need totaled $54 million ($33 million net of income taxes). We reviewed the other long-lived assets related to these five hospitals and two co-located nursing and rehabilitation centers and determined there was no impairment. Based upon the results of the annual impairment test for indefinite-lived intangible assets other than certificates of need intangible assets discussed above for the years ended December 31, 2011, 2010 and 2009, no impairment charges were recorded. In addition, no impairment charges were recorded for certificates of need intangible assets for the years ended December 31, 2010 and 2009.

As a result of the RehabCare Merger, we acquired indefinite-lived intangible assets consisting of trade names ($115 million), Medicare certifications ($76 million) and certificates of need ($8 million).

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

In June 2011, the FASB issued authoritative guidance related to the presentation of other comprehensive income. The provisions of the guidance state that an entity has the option to present the total of comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The statement(s) should be presented with equal prominence to the other primary financial statements. The guidance is effective for all interim and annual reporting periods beginning after December 15, 2011. Early adoption is permitted, but full retrospective application is required. The adoption of the guidance will not have a material impact on our business, financial position, results of operations or liquidity.

In December 2011, the FASB amended its authoritative guidance issued in June 2011 related to the presentation of other comprehensive income. The provisions indefinitely defer the requirement to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented, for both interim and annual financial statements. All other requirements of the June 2011 update were not impacted by the amendment which remains effective for all interim and annual reporting periods beginning after December 15, 2011. Early adoption is permitted, but full retrospective application is required. The adoption of the guidance will not have a material impact on our business, financial position, results of operations or liquidity.

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

In January 2010, the FASB issued authoritative guidance related to fair value measurements and disclosures. The provisions of the guidance require new disclosures related to transfers in and out of Levels 1 and 2 classifications (as described in note 17 of the notes to consolidated financial statements). The provisions also require a reconciliation of the activity in Level 3 recurring fair value measurements (as described in note 17 of the notes to consolidated financial statements). Existing disclosures also were expanded to include Level 2 fair value measurement valuation techniques and inputs. The guidance is effective for all interim and annual reporting periods beginning after December 15, 2009, except for the disclosures for Level 3 activity which is effective for fiscal years beginning after December 15, 2010. The adoption of the guidance did not have a material impact on our business, financial position, results of operations or liquidity.

Impact of Medicare and Medicaid Reimbursement

We depend on reimbursement from third party payors, including the Medicare and Medicaid programs, for a substantial portion of our revenues. For the year ended December 31, 2011, we derived approximately 59% of our total revenues (before eliminations) from the Medicare and Medicaid programs and the balance from other third party payors, such as commercial insurance companies, health maintenance organizations, preferred provider organizations and contracted providers.

The Medicare and Medicaid programs are highly regulated and subject to frequent and substantial changes. See “Part I – Item 1 – Business – Governmental Regulation” for an overview of the reimbursement systems impacting our businesses and “Part I – Item 1A – Risk Factors.”

Results of Operations – Continuing Operations

For the years ended December 31, 2011, 2010 and 2009

A summary of our operating data follows (dollars in thousands):

	Year ended December 31,
	2011	2010	2009
Revenues:
Hospital division	$2,549,992	$1,973,321	$1,932,892
Nursing center division	2,254,099	2,187,885	2,150,342
Rehabilitation division:
Skilled nursing rehabilitation services	775,158	403,755	389,875
Hospital rehabilitation services	200,824	83,678	77,908

	975,982	487,433	467,783

Home health and hospice division	60,736	17,522	7,255

	5,840,809	4,666,161	4,558,272

Eliminations:
Skilled nursing rehabilitation services	(229,677)	(224,624)	(211,464)
Hospital rehabilitation services	(84,626)	(79,796)	(76,305)
Home health and hospice	(4,743)	(2,044)	(496)

	(319,046)	(306,464)	(288,265)

	$5,521,763	$4,359,697	$4,270,007

Income (loss) from continuing operations:
Operating income (loss):
Hospital division	$487,442	$360,357	$363,811
Nursing center division	338,265	303,418	305,590
Rehabilitation division:
Skilled nursing rehabilitation services	65,916	33,703	32,951
Hospital rehabilitation services	43,731	18,969	18,374

	109,647	52,672	51,325

Home health and hospice division	3,103	(66)	(733)
Corporate:
Overhead	(174,800)	(133,961)	(134,636)
Insurance subsidiary	(2,306)	(3,153)	(6,185)

	(177,106)	(137,114)	(140,821)
Impairment charges	(129,281)	–	–
Transaction costs	(50,706)	(4,644)	–

Operating income	581,364	574,623	579,172
Rent	(399,257)	(357,372)	(348,248)
Depreciation and amortization	(165,594)	(121,552)	(125,730)
Interest, net	(79,888)	(5,845)	(3,467)

Income (loss) before income taxes	(63,375)	89,854	101,727
Provision (benefit) for income taxes	(7,104)	33,708	39,115

	$(56,271)	$56,146	$62,612

A summary of our consolidating statement of operations follows (in thousands):

	Year ended December 31, 2011
	Hospital division (a)	Nursing center division	Rehabilitation division			Home health and hospice division	Corporate	Transaction- related costs	Eliminations	Consolidated
			Skilled nursing services	Hospital services	Total
Revenues	$2,549,992	$2,254,099	$775,158	$200,824	$975,982	$60,736	$–	$–	$(319,046)	$5,521,763

Salaries, wages and benefits	1,164,486	1,085,476	679,177	144,147	823,324	45,378	120,478	16,769	(96)	3,255,815
Supplies	283,628	112,095	2,826	189	3,015	2,438	838	–	–	402,014
Rent	189,332	198,556	6,275	228	6,503	1,366	1,681	1,819	–	399,257
Other operating expenses	614,436	718,263	27,239	12,757	39,996	9,817	66,981	33,937	(318,950)	1,164,480
Other income	–	–	–	–	–	–	(11,191)	–	–	(11,191)
Impairment charges	57,427	25,855	45,999	–	45,999	–	–	–	–	129,281
Depreciation and amortization	74,910	50,040	7,191	5,637	12,828	1,449	26,367	–	–	165,594
Interest expense	500	102	–	–	–	1	66,514	13,802	–	80,919
Investment income	(7)	(86)	(3)	(1)	(4)	(1)	(933)	–	–	(1,031)

	2,384,712	2,190,301	768,704	162,957	931,661	60,448	270,735	66,327	(319,046)	5,585,138

Income (loss) from continuing operations before income taxes	$165,280	$63,798	$6,454	$37,867	$44,321	$288	$(270,735)	$(66,327)	$–	(63,375)

Income tax benefit										(7,104)

Loss from continuing operations										$(56,271)

Capital expenditures, excluding acquisitions (including discontinued operations):
Routine	$46,393	$34,304	$1,700	$238	$1,938	$164	$50,104	$–	$–	$132,903
Development	67,321	19,167	–	–	–	1,167	–	–	–	87,655

	$113,714	$53,471	$1,700	$238	$1,938	$1,331	$50,104	$–	$–	$220,558

	Year ended December 31, 2010
	Hospital division (b)	Nursing center division (b)	Rehabilitation division			Home health and hospice division	Corporate (b)	Transaction- related costs	Eliminations	Consolidated
			Skilled nursing services	Hospital services	Total
Revenues	$1,973,321	$2,187,885	$403,755	$83,678	$487,433	$17,522	$–	$–	$(306,464)	$4,359,697

Salaries, wages and benefits	894,345	1,080,344	356,171	62,173	418,344	12,880	99,480	357	(60)	2,505,690
Supplies	228,157	110,266	2,003	106	2,109	1,108	557	–	–	342,197
Rent	152,986	198,105	5,644	106	5,750	386	145	–	–	357,372
Other operating expenses	490,462	693,857	11,878	2,430	14,308	3,600	48,499	4,287	(306,404)	948,609
Other income	–	–	–	–	–	–	(11,422)	–	–	(11,422)
Depreciation and amortization	51,639	45,471	2,169	306	2,475	234	21,733	–	–	121,552
Interest expense	5	131	–	–	–	–	6,954	–	–	7,090
Investment income	(3)	(70)	(5)	(1)	(6)	–	(1,166)	–	–	(1,245)

	1,817,591	2,128,104	377,860	65,120	442,980	18,208	164,780	4,644	(306,464)	4,269,843

Income (loss) from continuing operations before income taxes	$155,730	$59,781	$25,895	$18,558	$44,453	$(686)	$(164,780)	$(4,644)	$–	89,854

Provision for income taxes										33,708

Income from continuing operations										$56,146

Capital expenditures, excluding acquisitions (including discontinued operations):
Routine	$36,967	$37,024	$2,356	$293	$2,649	$66	$32,190	$–	$–	$108,896
Development	41,140	26,701	–	–	–	–	–	–	–	67,841

	$78,107	$63,725	$2,356	$293	$2,649	$66	$32,190	$–	$–	$176,737

(a)	Includes loss on divestiture of a hospital of $1.5 million in other operating expenses.
(b)	Includes $2.9 million in aggregate of severance and retirement costs in salaries, wages and benefits (hospital division – $1.1 million, nursing center division – $0.5 million and corporate – $1.3 million).

Consolidating statement of operations follows (in thousands) (Continued):

	Year ended December 31, 2009
	Hospital division	Nursing center division	Rehabilitation division			Home health and hospice division	Corporate	Eliminations	Consolidated
			Skilled nursing services	Hospital services	Total
Revenues	$1,932,892	$2,150,342	$389,875	$77,908	$467,783	$7,255	$–	$(288,265)	$4,270,007

Salaries, wages and benefits	875,788	1,102,975	339,962	57,389	397,351	5,635	101,337	–	2,483,086
Supplies	221,529	108,038	2,077	192	2,269	558	664	(2)	333,056
Rent	147,494	194,835	5,484	114	5,598	180	141	–	348,248
Other operating expenses	471,764	633,739	14,885	1,953	16,838	1,795	50,332	(288,263)	886,205
Other income	–	–	–	–	–	–	(11,512)	–	(11,512)
Depreciation and amortization	51,932	48,631	1,944	234	2,178	113	22,876	–	125,730
Interest expense	2	130	1	–	1	–	7,747	–	7,880
Investment income	(7)	(111)	(7)	(1)	(8)	–	(4,287)	–	(4,413)

	1,768,502	2,088,237	364,346	59,881	424,227	8,281	167,298	(288,265)	4,168,280

Income (loss) from continuing operations before income taxes	$164,390	$62,105	$25,529	$18,027	$43,556	$(1,026)	$(167,298)	$–	101,727

Provision for income taxes									39,115

Income from continuing operations									$62,612

Capital expenditures, excluding acquisitions (including discontinued operations):
Routine	$26,716	$39,663	$919	$124	$1,043	$–	$30,128	$–	$97,550
Development	42,371	5,687	–	–	–	–	–	–	48,058

	$69,087	$45,350	$919	$124	$1,043	$–	$30,128	$–	$145,608

Operating data:

	Year ended December 31,
	2011	2010	2009
Hospital division data:
End of period data:
Number of hospitals:
Long-term acute care	121	89	83
Inpatient rehabilitation	5	–	–

	126	89	83

Number of licensed beds:
Long-term acute care	8,597	6,887	6,580
Inpatient rehabilitation	183	–	–

	8,780	6,887	6,580

Revenue mix %:
Medicare	60	56	55
Medicaid	8	9	10
Medicare Advantage	10	10	10
Commercial insurance and other	22	25	25
Admissions:
Medicare	40,101	28,966	28,696
Medicaid	4,647	4,043	4,254
Medicare Advantage	5,678	4,242	4,030
Commercial insurance and other	10,094	8,308	8,039

	60,520	45,559	45,019

Admissions mix %:
Medicare	66	64	64
Medicaid	8	9	9
Medicare Advantage	9	9	9
Commercial insurance and other	17	18	18
Patient days:
Medicare	1,017,389	776,299	779,359
Medicaid	188,955	188,875	202,290
Medicare Advantage	170,699	134,578	132,262
Commercial insurance and other	311,333	285,917	267,439

	1,688,376	1,385,669	1,381,350

Average length of stay:
Medicare	25.4	26.8	27.2
Medicaid	40.7	46.7	47.6
Medicare Advantage	30.1	31.7	32.8
Commercial insurance and other	30.8	34.4	33.3
Weighted average	27.9	30.4	30.7
Revenues per admission:
Medicare	$38,503	$38,272	$37,436
Medicaid	42,309	43,266	44,465
Medicare Advantage	44,630	45,979	47,141
Commercial insurance and other	55,078	59,553	59,647
Weighted average	42,135	43,313	42,935
Revenues per patient day:
Medicare	$1,518	$1,428	$1,378
Medicaid	1,041	926	935
Medicare Advantage	1,485	1,449	1,436
Commercial insurance and other	1,786	1,730	1,793
Weighted average	1,510	1,424	1,399

Medicare case mix index (discharged patients only)	1.18	1.19	1.21

Average daily census	4,626	3,796	3,785
Occupancy %	64.8	65.1	64.7

Annualized employee turnover %	20.3	22.0	22.1

Operating data (Continued):

	Year ended December 31,
	2011	2010	2009
Nursing center division data:
End of period data:
Number of facilities:
Nursing and rehabilitation centers:
Owned or leased	220	222	218
Managed	4	4	4
Assisted living facilities	6	7	6

	230	233	228

Number of licensed beds:
Nursing and rehabilitation centers:
Owned or leased	26,663	26,957	26,711
Managed	485	485	485
Assisted living facilities	413	463	327

	27,561	27,905	27,523

Revenue mix %:
Medicare	36	35	34
Medicaid	38	40	42
Medicare Advantage	7	7	6
Private and other	19	18	18
Patient days (a):
Medicare	1,408,673	1,423,106	1,463,445
Medicaid	4,965,997	5,182,145	5,375,605
Medicare Advantage	383,424	365,722	333,775
Private and other	1,738,517	1,704,241	1,637,463

	8,496,611	8,675,214	8,810,288

Patient day mix % (a):
Medicare	17	16	17
Medicaid	58	60	61
Medicare Advantage	5	4	4
Private and other	20	20	18
Revenues per patient day (a):
Medicare Part A	$531	$485	$461
Total Medicare (including Part B)	578	533	503
Medicaid	174	170	167
Medicare Advantage	415	409	394
Private and other	240	233	235
Weighted average	265	252	244

Average daily census (a)	23,278	23,768	24,138
Admissions (a)	80,794	76,451	72,801
Occupancy % (a)	85.9	87.4	89.0
Medicare average length of stay (a)	32.8	34.0	35.4

Annualized employee turnover %	39.2	39.6	38.9

(a)	Excludes managed facilities.

Operating data (Continued):

	Year ended December 31,
	2011	2010	2009
Rehabilitation division data:
SRS:
Revenue mix %:
Company-operated	30	56	54
Non-affiliated	70	44	46

Sites of service (at end of period)	1,774	635	554
Revenue per site	$592,848	$686,480	$703,745

Therapist productivity %	80.4	82.0	84.2

HRS:
Revenue mix %:
Company-operated	42	95	98
Non-affiliated	58	5	2
Sites of service (at end of period):
Inpatient rehabilitation units	102	1	–
LTAC hospitals	115	91	85
Sub-acute units	25	7	7
Outpatient units	115	12	8
Other	8	4	2

	365	115	102

Revenue per site	$783,412	$777,690	$763,805

Annualized employee turnover % (SRS and HRS combined)	16.5	14.4	12.8

Home health and hospice division:
Locations (at end of period)	51	15	4
Annualized employee turnover %	32.4	36.4	30.3

The Year in Review

Fiscal 2011 was highlighted by the successful acquisition of RehabCare and the related integration and realization of significant cost synergies. The RehabCare Merger significantly expanded the size and scale of two of our most profitable businesses, LTAC hospitals and contract rehabilitation therapy services, and expanded our post-acute service offerings with the addition of IRFs and inpatient rehabilitation units. The operating results of RehabCare are included in our consolidated financial statements since the completion of the acquisition on June 1.

Our expansion into the home health and hospice business also was accelerated during 2011, with three acquisitions completed primarily in cluster markets where we operate other established post-acute businesses. Our fourth quarter home health and hospice operations were profitable and reflected annualized revenues in this business of over $100 million.

In the fourth quarter of 2011, Medicare regulatory changes significantly affected our nursing center division and rehabilitation division and caused a material decline in consolidated earnings. We continue to focus our efforts on various operational adjustments to mitigate the negative impact of these regulatory changes.

Our acquisition activities in 2011, along with the organic growth in our existing operations, produced significant revenue growth. For the year, consolidated revenues rose 27% to $5.5 billion from $4.4 billion in 2010. As a result of significant transaction related costs, asset impairment charges, and certain other items, we reported a loss of $56 million from continuing operations in 2011. As further discussed in the detailed review of our business segment results, our underlying operations in 2011 reflected solid execution of our business strategy and improved financial and operational flexibility to manage our enterprise in a period of significant change and uncertainty.

Despite the significant reimbursement pressures in our industry, we will continue to focus on five key business strategies.

•	Providing quality, clinical-based care while efficiently managing our costs;

•	Expanding our presence in the home health and hospice business;

•	Accelerating our cluster market strategy;

•	Re-deploying assets and management time to higher margin growth businesses; and

•	Participating in the development of new integrated care and payment models.

Hospital division

Revenues increased 29% in 2011 to $2.5 billion and 2% in 2010 to $2.0 billion. Revenue growth in 2011 was primarily a result of the RehabCare Merger and the Vista Acquisition. Revenues also increased as a result of growth in admissions, ongoing development of new hospitals and increases in Medicare reimbursement rates in both 2011 and 2010. Same-facility revenues were up 4% in 2011 and relatively unchanged in 2010. Aggregate revenues associated with the RehabCare Merger and the Vista Acquisition were $528 million in 2011.

Aggregate admissions increased 33% in 2011 and 1% in 2010. Aggregate admissions increased in 2011 primarily due to the RehabCare Merger and the Vista Acquisition. On a same-facility basis, aggregate admissions increased 3% in 2011 and were relatively unchanged in 2010. Medicare same-facility admissions increased 2% in 2011 and declined 1% in 2010, while non-government same-facility admissions increased 3% in both respective periods.

Hospital operating margins were 19.1% in 2011 compared to 18.3% in 2010 and 18.8% in 2009. The increase in operating margins in 2011 was primarily attributable to higher reimbursement rates and cost efficiencies associated with volume growth. Aggregate operating income associated with the RehabCare Merger and the Vista Acquisition was $120 million in 2011. Despite sluggish admission volumes in 2010, low wage rate growth and changes to employee benefit programs stabilized overall compensation costs as a percentage of revenues at 45% for both 2010 and 2009. However, growth in physician service costs and professional liability costs led to an operating margin decline in 2010. Physician service costs rose 10% to $34 million in 2010 while professional liability costs grew 29% to $27 million in 2010.

Average hourly wage rates rose 2% in 2011 and were relatively unchanged in 2010. Employee benefit costs increased 33% in 2011 compared to 2010, primarily attributable to the RehabCare Merger and the Vista Acquisition, and increased 1% in 2010 compared to 2009.

Professional liability costs were $31 million, $27 million and $21 million for 2011, 2010 and 2009, respectively.

Nursing center division

Revenues increased 3% in 2011 and 2% in 2010. Revenue growth in each of the past two years was primarily attributable to growth in admissions and reimbursement rate increases that reflected inflationary adjustments and higher patient acuity levels. We expect Medicare revenues to be significantly reduced in 2012 and in future periods as a result of the 2011 CMS Rules. In addition, see “Part I – Item 1A – Risk Factors – Changes in the reimbursement rates or methods or timing of payment from third party payors, including the

Medicare and Medicaid programs, or the implementation of other measures to reduce reimbursement for our services and products could result in a substantial reduction in our revenues and operating margins.”

On a same-facility basis, nursing center admissions increased 5% in 2011 and 4% in 2010 compared to prior periods, while same-facility patient days declined 2% in both 2011 and 2010 compared to prior periods as a result of declines in average length of stay.

Nursing center operating margins were 15.0% in 2011 compared to 13.9% in 2010 and 14.2% in 2009. The increase in operating margins in 2011 was primarily attributable to higher reimbursement rates, increases in Medicare and managed care payor mix, and operating efficiencies associated with the growth in admissions. During 2010, increases in rehabilitation therapy and pharmacy costs reduced our operating margins. Rehabilitation therapy and pharmacy costs rose 5% to $315 million in 2010. In addition, Medicaid rate pressures in many states also contributed to lower operating margins in 2010. We expect that operating margins will be significantly reduced in 2012 and in future periods as a result of the 2011 CMS Rules.

Average hourly wage rates increased 2% in 2011 and 3% in 2010 compared to the previous year. Employee benefit costs increased 3% in 2011 and, as a result of certain plan changes in 2010, employee benefit costs declined 3% in 2010. During 2010, we outsourced certain facility maintenance functions which resulted in a decline of approximately $24 million in salaries, wages and benefits costs and a corresponding increase in other operating expenses.

Professional liability costs were $30 million, $27 million and $26 million for 2011, 2010 and 2009, respectively.

Rehabilitation division

Skilled nursing rehabilitation services

Revenues increased 92% in 2011 to $775 million and 4% in 2010 to $404 million. Revenue growth in 2011 was primarily attributable to the RehabCare Merger, and to a lesser extent, growth in new customers and the volume of services provided to existing customers. Revenues associated with the RehabCare Merger were $315 million in 2011. Revenue growth in 2010 was primarily attributable to growth in new customers and the volume of services provided to existing customers. Revenues derived from non-affiliated customers aggregated $545 million in 2011 and $179 million in each of 2010 and 2009.

Operating margins were 8.5% in 2011 compared to 8.3% in 2010 and 8.5% in 2009. The increase in operating margins in 2011 was primarily attributable to the RehabCare Merger and increased operating efficiencies. Operating income associated with the RehabCare Merger was $29 million in 2011. The decline in operating margins in 2010 was primarily as a result of the Medicare-related changes in billing for concurrent therapy services which became effective on October 1, 2010. We expect that operating margins will be significantly reduced in 2012 and in future periods as a result of the 2011 CMS Rules.

Hospital rehabilitation services

Revenues increased 140% in 2011 to $201 million and 7% to $83 million in 2010. Revenue growth in 2011 was primarily attributable to the RehabCare Merger, and to a lesser extent, growth in new customers and the volume of services provided to existing customers. Revenues associated with the RehabCare Merger were $109 million in 2011. Revenue growth in 2010 was primarily attributable to price increases and the volume of services provided to existing customers. Revenues derived from unaffiliated customers aggregated $116 million in 2011, $4 million in 2010 and $2 million in 2009.

Operating margins were 21.8% in 2011 compared to 22.7% in 2010 and 23.6% in 2009. The decline in both 2011 and 2010 operating margins was primarily attributable to start-up costs associated with new contracts. Operating income associated with the RehabCare Merger was $26 million in 2011.

Home health and hospice division

Revenues increased 247% in 2011 to $61 million and 142% in 2010 to $18 million. Revenue growth in both periods was primarily attributable to five acquisitions completed over the last three years. Operating margins were 5.1% in 2011 compared to negative margins in 2010 and 2009. Operating margins in all three years were negatively impacted by start-up and overhead costs in connection with establishing and developing this business segment. We expect operating margins to improve in 2012.

Corporate overhead

Operating income for our operating divisions excludes allocations of corporate overhead. These costs aggregated $175 million in 2011, $134 million in 2010 and $135 million in 2009. The increase in 2011 was primarily attributable to the RehabCare Merger. As a percentage of consolidated revenues, corporate overhead totaled 3.2% in 2011, 3.1% in 2010 and 3.2% in 2009.

We recorded approximately $11 million in each of 2011, 2010 and 2009 in other income related to the information systems and transition services agreements with PharMerica.

Transaction costs

Operating results for 2011 and 2010 included transaction costs totaling $34 million and $5 million, respectively. The transaction costs for 2011 were primarily related to the RehabCare Merger. Operating results for 2011 also included severance costs totaling $17 million related to the RehabCare Merger.

Capital costs

Rent expense increased 12% to $399 million in 2011 and 3% to $357 million in 2010. The increase in rent expense in both periods resulted primarily from the RehabCare Merger, the Vista Acquisition, contractual inflation and contingent rent increases.

Depreciation and amortization expense was $166 million in 2011, $122 million in 2010 and $126 million in 2009. The increase in 2011 was primarily the result of the RehabCare Merger, our ongoing capital expenditure program and our hospital development projects. The decrease in 2010 was primarily the result of an increasing number of older assets becoming fully depreciated.

Interest expense aggregated $81 million in 2011 compared to $7 million in 2010 and $8 million in 2009. The increase in 2011 was attributable to increased borrowings necessary to finance the RehabCare Merger and higher interest rates compared to 2010. Interest expense for 2011 included $14 million of RehabCare Merger related financing costs. The decrease in 2010 was primarily attributable to lower interest rates and lower average borrowing levels under our former revolving credit facility compared to 2009.

Investment income related primarily to our insurance subsidiary investments totaled $1 million in both 2011 and 2010 and $5 million in 2009. Investment income in 2011 and 2010 was negatively impacted by declining investment yields and by pretax other-than-temporary impairments of investments of approximately $0.2 million and $1 million, respectively, held in our insurance subsidiary investment portfolio.

Income taxes

The provision (benefit) for income taxes is based upon our annual reported income or loss for each respective accounting period and includes the effect of certain non-taxable and non-deductible items. Our effective income tax rate was 11.2% in 2011, 37.5% in 2010 and 38.5% in 2009. The change in the effective income tax rate for 2011 was primarily attributable to certain impairment charges and transaction costs that are not deductible for income tax purposes. We recorded favorable income tax adjustments related to the resolution of state income tax contingencies from prior years that reduced the provision for income taxes by approximately $3 million in each of 2011 and 2010 and approximately $2 million in 2009.

Consolidated results

Loss from continuing operations before income taxes was $63 million in 2011 compared to income from continuing operations before income taxes of $90 million in 2010 and $102 million in 2009. Loss from continuing operations was $56 million in 2011 compared to income from continuing operations of $56 million in 2010 and $63 million in 2009. Operating results in 2011 included pretax asset impairment charges, transaction-related costs and a loss on a hospital divestiture totaling $197 million ($141 million net of income taxes). Operating results in 2010 included transaction-related costs and severance and retirement costs totaling $8 million ($5 million net of income taxes). See notes 1, 2, 3 and 4 of the notes to consolidated financial statements.

Results of Operations – Discontinued Operations

Income from discontinued operations was $2 million in 2011 and $1 million in each of 2010 and 2009. Discontinued operations included favorable pretax adjustments of $3 million ($2 million net of income taxes) in 2011, $5 million ($3 million net of income taxes) in 2010 and $11 million ($7 million net of income taxes) in 2009 resulting from changes in estimates for professional liability reserves related to prior years.

We recorded a pretax loss on divestiture of operations of $0.7 million ($0.4 million net of income taxes) during 2010 related to assets held for sale. We recorded a pretax loss on divestiture of operations of $39 million ($24 million net of income taxes) during 2009 related to the planned divestiture of the Nursing Centers.

See notes 4, 5 and 9 of the notes to consolidated financial statements.

Liquidity

Operating cash flows

Cash flows provided by operations (including discontinued operations) aggregated $154 million for 2011, $210 million for 2010 and $234 million for 2009. During each year, we maintained sufficient liquidity to finance our routine capital expenditures, our ongoing development programs, and acquisition (excluding the RehabCare Merger) and strategic divestiture activities.

Fluctuations in operating cash flows during the past three years were primarily attributable to changes in accounts receivable collections and the timing of income tax payments and for 2011, the payment of transaction, severance and financing payments. Operating cash flows for 2011 were negatively impacted by $104 million ($84 million net of income taxes) of transaction, severance and financing payments, primarily related to the RehabCare Merger. Transaction, severance and retirement payments (unrelated to the RehabCare Merger) for 2010 were $6 million ($4 million net of income taxes). During 2011, lower accounts receivable collections were primarily as a result of temporary billing delays caused by information systems conversions related to the RehabCare Merger and fiscal intermediary processing delays related to the 2011 CMS Rules. Income tax payments were favorably impacted by favorable income tax legislation related to the depreciation of property and equipment in 2011, and in 2010 by the realized losses on sales of discontinued operations and a tax accounting method change approved by the IRS in 2010. Excluding transaction, severance, retirement and financing payments, our operating cash flows in each of the last three years exceeded our routine and development capital spending.

We utilize our ABL Facility to meet working capital needs and finance our acquisition and development activities. As a result, we typically carry minimal amounts of cash on our consolidated balance sheet. Based upon our expected operating cash flows and the availability of borrowings under our ABL Facility ($343 million at December 31, 2011), management believes that we have the necessary financial resources to satisfy our expected short-term and long-term liquidity needs.

New credit facilities and notes

In connection with the RehabCare Merger, we entered into the New Credit Facilities and the Notes. We used proceeds from the New Credit Facilities and the Notes to pay the Merger Consideration, repay all amounts outstanding under our and RehabCare’s previous credit facilities and to pay transaction costs. The amounts outstanding under our and RehabCare’s former credit facilities that were repaid at the RehabCare Merger closing were $390 million and $345 million, respectively. The New Credit Facilities have incremental facility capacity in an aggregate amount between the two facilities of $200 million, subject to meeting certain conditions, including a specified senior secured leverage ratio. In connection with these new credit arrangements, we paid $46 million of lender fees related to debt issuance that were capitalized as deferred financing costs and paid $13 million of other financing costs that were charged to interest expense.

All obligations under the New Credit Facilities are fully and unconditionally guaranteed, subject to certain exceptions, by substantially all of our existing and future direct and indirect domestic 100% owned subsidiaries, as well as certain non-100% owned domestic subsidiaries as we may determine from time to time in our sole discretion. The Notes are guaranteed by substantially all of our domestic 100% owned subsidiaries.

The agreements governing the New Credit Facilities and the indenture governing the Notes include a number of restrictive covenants that, among other things and subject to certain exceptions and baskets, impose operating and financial restrictions on us and certain of our subsidiaries. In addition, we are required to comply with a minimum fixed charge coverage ratio and a maximum total leverage ratio under the New Credit Facilities. These financing agreements governing the New Credit Facilities and the indenture governing the Notes also contain customary affirmative covenants and events of default. We were in compliance with the terms of the New Credit Facilities and the Notes at December 31, 2011.

ABL Facility

The ABL Facility has a five-year tenor and is secured by a first priority lien on eligible accounts receivable, cash, deposit amounts, and certain other assets and property and proceeds from the foregoing (the “First Priority ABL Collateral”). The ABL Facility has a second priority lien on substantially all of our other assets and properties. As of December 31, 2011, the Company had $294 million outstanding under the ABL Facility. In addition, approximately $13 million of letters of credit were issued under the ABL Facility to replace outstanding letters of credit previously issued by RehabCare under its terminated credit facility.

Borrowings under the ABL Facility bear interest at a rate per annum equal to the applicable margin plus, at our option, either (1) LIBOR determined by reference to the costs of funds for eurodollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, or (2) a base rate determined by reference to the highest of (a) the prime rate of JPMorgan Chase Bank, N.A., (b) the federal funds effective rate plus one-half of 1.00% and (c) LIBOR as described in subclause (1) plus 1.00%. The initial applicable margin for borrowings under the ABL Facility was 2.75% with respect to LIBOR borrowings and 1.75% with respect to base rate borrowings. The applicable margin is subject to adjustment each fiscal quarter, based upon average historical excess availability during the preceding quarter.

Term Loan Facility

The Term Loan Facility has a tenor of seven years and is secured by a first priority lien on substantially all of our assets and properties other than the First Priority ABL Collateral and a second priority lien on the First

Priority ABL Collateral. The Term Loan Facility net proceeds totaled $693 million, net of a $7 million original issue discount that will be amortized over the tenor of the Term Loan Facility.

Borrowings under the Term Loan Facility bear interest at a rate per annum equal to an applicable margin plus, at our option, either (1) LIBOR determined by reference to the costs of funds for eurodollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, or (2) a base rate determined by reference to the highest of (a) the prime rate of JPMorgan Chase Bank, N.A., (b) the federal funds effective rate plus one-half of 1.00% and (c) LIBOR described in subclause (1) plus 1.00%. LIBOR is subject to an interest rate floor of 1.50%. The initial applicable margin for borrowings under the Term Loan Facility was 3.75% with respect to LIBOR borrowings and 2.75% with respect to base rate borrowings.

Notes

In connection with the RehabCare Merger, we completed a private placement of the Notes. The Notes bear interest at an annual rate equal to 8.25% and are senior unsecured obligations of us and the subsidiary guarantors, ranking pari passu with all of their respective existing and future senior unsubordinated indebtedness. The indenture contains certain restrictive covenants that will, among other things, limit our and certain of our subsidiaries’ ability to incur, assume or guarantee additional indebtedness; pay dividends; make distributions or redeem or repurchase stock; restrict dividends, loans or asset transfers from our subsidiaries; sell or otherwise dispose of assets; and enter into transactions with affiliates. These covenants are subject to a number of limitations and exceptions. The indenture also contains customary events of default.

Pursuant to a registration rights agreement, we filed with the SEC a registration statement related to an offer to exchange the Notes for an issue of SEC-registered notes with substantially identical terms. The exchange offer commenced on October 13, 2011 and was completed on November 10, 2011.

Interest rate swaps

In December 2011, we entered into two interest rate swap agreements to hedge our floating interest rate on an aggregate of $225 million of outstanding Term Loan Facility debt. The interest rate swaps have an effective date of January 9, 2012, and expire on January 11, 2016. We are required to make payments based upon a fixed interest rate of 1.8925% calculated on the notional amount of $225 million. In exchange, we will receive interest on $225 million at a variable interest rate that is based upon the three-month LIBOR rate, subject to a minimum rate of 1.5%.

The interest rate swaps were assessed for hedge effectiveness for accounting purposes at inception and at December 31, 2011, and will be assessed in the future at regular intervals throughout the life of the derivatives. We determined the interest rate swaps were effective hedges at inception and at December 31, 2011. The fair value change of the interest rate swaps was $1 million and was recorded in accrued liabilities at December 31, 2011.

Other financing activities

As a result of improved professional liability underwriting results of our limited purpose insurance subsidiary, we received distributions of $3 million in 2011, $22 million in 2010 and $34 million in 2009 from our limited purpose insurance subsidiary in accordance with applicable regulations. These distributions had no impact on earnings and the proceeds were used primarily to repay borrowings under our revolving credit facility.

Debt and lease obligations

Future payments of principal and interest due under long-term debt agreements and lease obligations as of December 31, 2011 follows (in thousands):

	Payments due by period
Year	Term Loan Facility (a)	Notes	ABL Facility (b)	Capital lease obligations	Other long-term debt	Non-cancelable operating leases			Total
						Ventas (c)	Other	Subtotal
2012	$44,899	$45,375	$10,295	$3,531	$545	$259,552	$118,650	$378,202	$482,847
2013	44,444	45,375	10,266	656	537	190,594	109,948	300,542	401,820
2014	44,071	45,375	10,266	5	525	157,931	102,903	260,834	361,076
2015	43,699	45,375	10,266	–	4,005	64,221	97,245	161,466	264,811
2016	42,568	45,375	297,803	–	128	17,045	93,081	110,126	496,000
Thereafter	711,062	659,908	–	–	10	22,027	343,146	365,173	1,736,153

	$930,743	$886,783	$338,896	$4,192	$5,750	$711,370	$864,973	$1,576,343	$3,742,707

(a)	The amount of the Term Loan Facility in the accompanying consolidated balance sheet at December 31, 2011 is net of an unamortized original issue discount of approximately $6 million. The fixed interest rate related to the interest rate swap agreements was applied on $225 million of the Term Loan Facility.
(b)	The ABL Facility interest is based upon the weighted average interest rate of 3.5% as of December 31, 2011.
(c)	See “Part I – Item 1 – Business – Master Lease Agreements – Rental Amounts and Escalators.”

As of December 31, 2011, we had approximately $1 million of total gross unrecognized tax benefits and $0.1 million of accrued interest related to uncertain tax positions. Because future cash outflows related to these unrecognized tax benefits are uncertain, they are excluded from the table above.

As of December 31, 2011, we had approximately $264 million of allowances for professional liability risks and approximately $171 million of allowances for workers compensation risks that are excluded from the table above.

Capital Resources

Capital expenditures and acquisitions

Excluding the RehabCare Merger and acquisitions, routine capital expenditures (expenditures necessary to maintain existing facilities that generally do not increase capacity or add services) totaled $133 million in 2011, $109 million in 2010 and $98 million in 2009. Hospital development capital expenditures (primarily new facility construction) totaled $68 million in 2011, $41 million in 2010 and $42 million in 2009. Nursing and rehabilitation center development capital expenditures (primarily the addition of transitional care services for higher acuity patients and new facility construction) totaled $19 million in 2011, $27 million in 2010 and $6 million in 2009. These capital expenditures were financed primarily through internally generated funds. At December 31, 2011, the estimated cost to complete and equip construction in progress approximated $31 million. We believe that our capital expenditure program is adequate to improve and equip our existing facilities.

Expenditures for acquisitions totaled $715 million in 2011, $280 million in 2010 and $83 million in 2009. To the extent that the expenditures for acquisitions other than the RehabCare Merger were not financed through the use of operating cash flows, we utilized our ABL Facility to finance these transactions. For the RehabCare Merger, we utilized our common stock, the ABL Facility, the Term Loan Facility and the Notes to finance the transaction.

The more significant acquisitions in the past three years included the RehabCare Merger in June 2011 ($662 million in cash and $301 million in our common stock), the Professional Acquisition in September 2011 ($51 million), the Vista Acquisition in November 2010 ($179 million), the purchase of three nursing and rehabilitation centers in September 2010 ($38 million) and the acquisition of previously leased facilities in the last three years ($55 million).

In 2009, we purchased the Nursing Centers from Ventas for approximately $58 million and subsequently sold these facilities for $27 million. See “Part I – Item 1 – Business – Discontinued Operations.”

Potential renewal of Ventas facilities

As noted in “Part I – Item 1 – Business – Master Lease Agreements,” we have until April 30, 2012 to renew the Group 1 and Group 2 facilities. We have announced that we intend to renew the Renewal Facilities, which contain 2,178 licensed nursing and rehabilitation center beds and 616 licensed hospital beds and generated revenues of approximately $434 million for the year ended December 31, 2011. The current annual rent for the Renewal Facilities approximates $46 million.

We also have announced that we do not intend to renew the Expiring Facilities, which contain 6,140 licensed nursing and rehabilitation center beds and 1,066 licensed hospital beds and generated revenues of approximately $790 million for the year ended December 31, 2011. The current annual rent for the Expiring Facilities approximates $77 million. We will continue to operate the Expiring Facilities and include the Expiring Facilities in our results from continuing operations through the expiration of the lease term in April 2013.

We believe that the divesture of the Expiring Facilities could reduce our consolidated earnings per diluted share by $0.10 to $0.15 in 2013, but will not otherwise materially impact our cash flows or financial position. This estimate is based upon a number of assumptions, including our estimated impact of the recent and impending Medicare reimbursement reductions for nursing centers and LTAC hospitals and our ability to achieve overhead savings in connection with these divestitures.

Other Information

Effects of inflation and changing prices

We derive a substantial portion of our revenues from the Medicare and Medicaid programs. We have been, and could be in the future, materially adversely affected by the continuing efforts of governmental and private third party payors to contain healthcare costs. As previously discussed, the 2011 CMS Rules have significantly reduced Medicare revenues in our nursing and rehabilitation center and rehabilitation therapy businesses.

We cannot assure you that reimbursement payments under governmental and private third party payor programs, including Medicare supplemental insurance policies, will remain at levels comparable to present levels or will be sufficient to cover the costs allocable to patients eligible for reimbursement pursuant to these programs. Medicare reimbursement in LTAC hospitals, IRFs and nursing and rehabilitation centers is subject to fixed payments under the Medicare prospective payment systems. In accordance with Medicare laws, CMS makes annual adjustments to Medicare payment rates in many prospective payment systems under what is commonly known as a “market basket update.” Each year, MedPAC makes payment policy recommendations to Congress for a variety of Medicare payment systems. Congress is not obligated to adopt MedPAC recommendations, and, based upon outcomes in previous years, there can be no assurance that Congress will adopt MedPAC’s recommendations in a given year. Medicaid reimbursement rates in many states in which we operate nursing and rehabilitation centers also are based upon fixed payment systems. Generally, these rates are adjusted for inflation. However, these adjustments may not reflect the actual increase in the costs of providing healthcare services. In addition, Medicaid reimbursement can be impacted negatively by state budgetary pressures, which may lead to reduced reimbursement or delays in receiving payments. In addition, we cannot assure you that the facilities operated by us, or the provision of goods and services offered by us, will meet the requirements for participation in such programs.

Healthcare reforms under the ACA will affect each of our businesses and are directed in large part at cost reduction. These changes could reduce the payments for our services and negatively impact insurance companies and other third party payors. The reforms also include possible modifications to the conditions of qualification for payment, bundling payments to cover both acute and post-acute care and enrollment limitations on new providers. The ACA includes reductions to the annual market basket payment updates for LTAC hospitals and IRFs, which could reduce the update to less than zero resulting in lower reimbursement than in the preceding year. In addition to specific market basket reductions, the annual market basket payment update for LTAC hospitals, IRFs and nursing centers must be reduced for a “productivity adjustment” determined annually by CMS that began being implemented on October 1, 2011. The ACA also requires implementation of quality indicators.

The ACA requires reductions to updates in the standard federal rate to LTAC hospitals that began in the 2010 rate year and productivity adjustment reductions in updates to payments for LTAC hospitals and nursing and rehabilitation centers beginning in fiscal year 2012, which in each case may cause reimbursement to be less than in the prior year. In addition, under the ACA, beginning in fiscal year 2014, Medicare payments to hospitals, including LTAC hospitals and IRFs, will be reduced if the hospital fails to meet certain quality data or fails to comply with new value based purchasing demonstration project programs. Nursing and rehabilitation centers also will be subject to reductions in reimbursement beginning in fiscal year 2014 if they fail to meet the quality data reporting or standards in new value based purchasing demonstration project programs.

The Budget Control Act of 2011, enacted on August 2, 2011, increased the United States debt ceiling in connection with deficit reductions over the next ten years. The Budget Control Act of 2011 also established a 12 member joint committee of Congress known as the Joint Select Committee on Deficit Reduction. The goal of the Joint Select Committee on Deficit Reduction was to propose legislation to reduce the United States federal deficit by $1.5 trillion for fiscal years 2012 to 2021. However, legislation was not enacted by the December 23, 2011 deadline, and therefore $1.2 trillion in domestic and defense spending reductions will automatically begin February 1, 2013, split evenly between domestic and defense spending. Payments to Medicare providers are subject to these automatic spending reductions, subject to a 2% cap. At this time, we believe this will result in an automatic 2% reduction on each claim submitted to Medicare beginning February 1, 2013. Reductions to Medicare and Medicaid reimbursement resulting from the Budget Control Act of 2011 could have a material adverse effect on the Company’s business, financial position, results of operations and liquidity.

We cannot predict the adjustments to Medicare payment rates that Congress or CMS may make in the future. Congress, MedPAC, and CMS will continue to address reimbursement rates for a variety of healthcare settings. Any downward adjustment to rates, or another pricing roll-back, for the types of facilities we operate could have a material adverse effect on our business, financial position, results of operations, and cash flows.

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

We believe that our operating margins also will continue to be under pressure as the growth in operating expenses, particularly professional liability, labor and employee benefits costs, exceeds payment increases from third party payors. In addition, as a result of competitive pressures, our ability to maintain operating margins through price increases to private patients is limited.

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

The following table provides information about our financial instruments as of December 31, 2011 that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted average interest rates by expected maturity date.

Interest Rate Sensitivity

Principal (Notional) Amount by Expected Maturity

Average Interest Rate

(Dollars in thousands)

	Expected maturities							Fair value 12/31/11
	2012	2013	2014	2015	2016	Thereafter	Total
Liabilities:
Long-term debt, including amounts due within one year:
Fixed rate:
Senior notes	$–	$–	$–	$–	$–	$550,000	$550,000	$462,000
Other	96	102	109	116	123	10	556	551	(a)

	$96	$102	$109	$116	$123	$550,010	$550,556	$462,551

Average interest rate	6.0%	6.0%	6.0%	6.0%	6.0%	8.2%

Variable rate:
ABL Facility (b)	$–	$–	$–	$–	$293,500	$–	$293,500	$293,500
Term Loan Facility (c,d)	7,000	7,000	7,000	7,000	7,000	661,500	696,500	646,282
Other (e)	232	233	233	3,720	–	–	4,418	4,418

	$7,232	$7,233	$7,233	$10,720	$300,500	$661,500	$994,418	$944,200

(a)	Calculated based upon the net present value of future principal and interest payments using a discount rate of 6%.
(b)	Interest on borrowings under the Company’s ABL Facility is payable, at our option, at a rate per annum equal to the applicable margin plus, at our option, either (1) LIBOR determined by reference to the costs of funds for eurodollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, or (2) a base rate determined by reference to the highest of (a) the prime rate of JPMorgan Chase Bank, N.A., (b) the federal funds effective rate plus one-half of 1.00% and (c) LIBOR as described in subclause (1) plus 1.00%. The initial applicable margin for borrowings under the ABL Facility was 2.75% with respect to LIBOR borrowings and 1.75% with respect to base rate borrowings. The applicable margin is subject to adjustment each fiscal quarter, based upon average historical excess availability during the preceding quarter.
(c)	Interest on borrowings under the Term Loan Facility is payable, at our option, at a rate per annum equal to an applicable margin plus, at our option, either (1) LIBOR determined by reference to the costs of funds for eurodollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, or (2) a base rate determined by reference to the highest of (a) the prime rate of JPMorgan Chase Bank, N.A., (b) the federal funds effective rate plus one-half of 1.00% and (c) LIBOR described in subclause (1) plus 1.00%. LIBOR is subject to an interest rate floor of 1.50%. The initial applicable margin for borrowings under the Term Loan Facility was 3.75% with respect to LIBOR borrowings and 2.75% with respect to base rate borrowings. The expected maturities for the Term Loan Facility exclude the original issue discount of approximately $6 million.
(d)	In December 2011, we entered into two interest rate swap agreements to hedge our floating interest rate on an aggregate of $225 million of outstanding Term Loan Facility debt. The interest rate swaps have an effective date of January 9, 2012, and expire on January 11, 2016. We are required to make payments based upon a fixed interest rate of 1.8925% calculated on the notional amount of $225 million. In exchange, we will receive interest on $225 million at a variable interest rate that is based upon the three-month LIBOR rate, subject to a minimum rate of 1.5%.
(e)	Interest based upon LIBOR plus 4%.

Item 8.	Financial Statements and Supplementary Data

The information required by this Item 8 is included in appendix pages F-2 through F-63 of this Annual Report on Form 10-K and incorporated herein by reference.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures and Changes in Internal Control over Financial Reporting

We have carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2011, the disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, are effective.

Except as described below with respect to the status of the integration of RehabCare, there has been no change in our internal control over financial reporting during the quarter ended December 31, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Based upon our assessment, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2011, based upon the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. We have excluded RehabCare and its subsidiaries from the assessment of internal control over financial reporting as of December 31, 2011 because RehabCare was acquired by the Company in a purchase business combination on June 1, 2011. RehabCare and its consolidated subsidiaries represented 40% and 14% of our consolidated total assets and total revenues, respectively, as of and for the year ended December 31, 2011. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm as stated in their report which appears herein.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below are the names, ages (as of January 1, 2012) and present and past positions of our current executive officers:

Name	Age	Position
Paul J. Diaz	50	President and Chief Executive Officer
Benjamin A. Breier	40	Chief Operating Officer
Richard A. Lechleiter	53	Executive Vice President and Chief Financial Officer
Lane M. Bowen	61	Executive Vice President and President, Nursing Center Division
Jeffrey P. Winter	55	Executive Vice President and President, Hospital Division
Richard E. Chapman	63	Executive Vice President and Chief Administrative and Information Officer
Patricia M. Henry	58	President, RehabCare
William M. Altman	52	Senior Vice President, Strategy and Public Policy
Joseph L. Landenwich	47	Senior Vice President of Corporate Legal Affairs and Corporate Secretary
Gregory C. Miller	42	Chief Development Officer
M. Suzanne Riedman	60	General Counsel and Chief Diversity Officer

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

Patricia M. Henry has served as our President, RehabCare since December 2011. She served as Executive Vice President, Skilled Rehabilitation Services Operations, RehabCare from June 2011 to December 2011. Prior to joining us, Ms. Henry served as Executive Vice President, Operations of RehabCare Group, Inc. from October 2006 to June 2011.

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

The information required by this Item, other than the information set forth above under “Executive Officers of the Registrant,” is omitted because we are filing a definitive proxy statement, which will include the required information under the sections entitled Proposal to Elect Directors, Certain Information Concerning the Board of Directors, Section 16(a) Beneficial Ownership Reporting Compliance, Code of Ethics and Related Person Transactions, pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K. The required information contained in our proxy statement is incorporated herein by reference.

Item 11.	Executive Compensation

The information required by this Item is omitted because we are filing a definitive proxy statement, which will include the required information under the section titled Compensation of Directors and Executive Officers, pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K. The required information contained in our proxy statement is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is omitted because we are filing a definitive proxy statement, which will include the required information under the section titled Securities Authorized for Issuance under Equity Compensation Plans and Security Ownership of Certain Beneficial Owners and Management, pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K. The required information contained in our proxy statement is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is omitted because we are filing a definitive proxy statement, which will include the required information under the sections titled Certain Matters Concerning the Board of Directors and Code of Ethics and Related Person Transactions, pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K. The required information contained in our proxy statement is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information required by this Item is omitted because we are filing a definitive proxy statement, which will include the required information under the section titled Proposal to Ratify the Appointment of PricewaterhouseCoopers LLP as the Company’s Independent Registered Public Accounting Firm for Fiscal Year 2012, pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K. The required information contained in our proxy statement is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) and (a)(2) Index to Consolidated Financial Statements and Financial Statement Schedules:

(a)	All other schedules have been omitted because the required information is not present or not present in material amounts.

(a)(3)    Index to Exhibits:

Exhibit number	Description of document

2.1*	Fourth Amended Joint Plan of Reorganization of Vencor, Inc. and Affiliated Debtors under Chapter 11 of the Bankruptcy Code. Exhibit 2.1 to the Current Report on Form 8-K of the Company dated March 19, 2001 (Comm. File No. 001-14057) is hereby incorporated by reference.

2.2	Order Confirming the Fourth Amended Joint Plan of Reorganization of Vencor, Inc. and Affiliated Debtors under Chapter 11 of the Bankruptcy Code, as entered by the United States Bankruptcy Court for the District of Delaware on March 16, 2001. Exhibit 2.2 to the Current Report on Form 8-K of the Company dated March 19, 2001 (Comm. File No. 001-14057) is hereby incorporated by reference.

2.3*	Master Transaction Agreement, dated as of October 25, 2006, by and among AmerisourceBergen Corporation, PharMerica, Inc., Kindred Healthcare, Inc., Kindred Healthcare Operating, Inc., Kindred Pharmacy Services, Inc., Safari Holding Corporation, Hippo Merger Corporation and Rhino Merger Corporation. Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 25, 2006 (Comm. File No. 001-14057) is hereby incorporated by reference.

2.4	Amendment No. 1 To Master Transaction Agreement, dated as of June 4, 2007, among AmerisourceBergen Corporation, PharMerica, Inc., Kindred Healthcare, Inc., Kindred Healthcare Operating, Inc., Kindred Pharmacy Services, Inc., Safari Holding Corporation, Hippo Merger Corporation and Rhino Merger Corporation. Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 4, 2007 (Comm. File No. 001-14057) is hereby incorporated by reference.

2.5*	Amendment No. 2 To Master Transaction Agreement, dated as of July 31, 2007, among AmerisourceBergen Corporation, PharMerica Long-Term Care, Inc. (formerly named PharMerica, Inc.), Kindred Healthcare, Inc., Kindred Healthcare Operating, Inc., Kindred Pharmacy Services, Inc., PharMerica Corporation (formerly named Safari Holding Corporation), Hippo Merger Corporation and Rhino Merger Corporation. Exhibit 2.1 to the Company’s Form 10-Q for the quarterly period ended September 30, 2007 (Comm. File No. 001-14057) is hereby incorporated by reference.

2.6*	Asset Purchase Agreement, dated as of August 23, 2010, by and among (i) (a) KND Development 52, L.L.C., KND Development 53, L.L.C., KND Development 54, L.L.C., and KND Development 55, L.L.C., (ii) Kindred Healthcare Operating, Inc., (iii) (a) Vista Healthcare Holdings, LLC, (b) Vista Healthcare, LLC, (c) Vista Hospital of South Bay, LP, (d) South Bay Community Hospital, Inc., (e) Rancho Cucamonga Community Hospital, LLC, (f) Vista Specialty Hospital of Southern California, LP, (g) Perris Valley Community Hospital, LLC, and (h) Vista Hospital of South Bay, LLC, (iv) (a) Ara Tavitian, M.D., (b) J. Vartan Hovsepian, (c) Marc Ferrell, (d) Marc Furstman, (e) Vista Hospital Management Group, Inc., (f) the Ara Tavitian 2010 GRAT, (g) Vista Partnership Holding, LLC, and (v) Tavitian Holdings, LLC. Exhibit 2.1 to the Company’s Current Report on Form 8-K dated August 23, 2010 (Comm. File No. 001-14057) is hereby incorporated by reference.

2.7	Amendment No. 1 to the Asset Purchase Agreement, entered into as of October 21, 2010, by and among (i) (a) KND Development 52, L.L.C., KND Development 53, L.L.C., KND Development 54, L.L.C., and KND Development 55, L.L.C., (ii) Kindred Healthcare Operating, Inc., (iii) (a) Vista Healthcare Holdings, LLC, (b) Vista Healthcare, LLC, (c) Vista Hospital of South Bay, LP, (d) South Bay Community Hospital, Inc., (e) Rancho Cucamonga Community Hospital, LLC, (f) Vista Specialty Hospital of Southern California, LP, (g) Perris Valley Community Hospital, LLC, and (h) Vista Hospital of South Bay, LLC, (iv) (a) Ara Tavitian, M.D., (b) J. Vartan Hovsepian, (c) Marc Ferrell, (d) Marc Furstman, (e) Vista Hospital Management Group, Inc., (f) the Ara Tavitian 2010 GRAT, (g) Vista Partnership Holding, LLC, and (v) Tavitian Holdings, LLC. Exhibit 2.1 to the Company’s Current Report on Form 8-K dated October 21, 2010 (Comm. File No. 001-14057) is hereby incorporated by reference.

Exhibit number	Description of document

2.8*	Amendment No. 2 to the Asset Purchase Agreement, entered into as of October 30, 2010, by and among (i) (a) KND Development 52, L.L.C., KND Development 53, L.L.C., KND Development 54, L.L.C., and KND Development 55, L.L.C., (ii) Kindred Healthcare Operating, Inc., (iii) (a) Vista Healthcare Holdings, LLC, (b) Vista Healthcare, LLC, (c) Vista Hospital of South Bay, LP, (d) South Bay Community Hospital, Inc., (e) Rancho Cucamonga Community Hospital, LLC, (f) Vista Specialty Hospital of Southern California, LP, (g) Perris Valley Community Hospital, LLC, and (h) Vista Hospital of South Bay, LLC, (iv) (a) Ara Tavitian, M.D., (b) J. Vartan Hovsepian, (c) Marc Ferrell, (d) Marc Furstman, (e) Vista Hospital Management Group, Inc., (f) the Ara Tavitian 2010 GRAT, (g) Vista Partnership Holding, LLC, and (v) Tavitian Holdings, LLC. Exhibit 2.1 to the Company’s Current Report on Form 8-K dated October 30, 2010 (Comm. File No. 001-14057) is hereby incorporated by reference.

2.9*	Agreement and Plan of Merger, dated as of February 7, 2011, among Kindred Healthcare, Inc., Kindred Healthcare Development, Inc. and RehabCare Group, Inc. Exhibit 2.1 to the Company’s Current Report on Form 8-K dated February 7, 2011 (Comm. File No. 001-14057) is hereby incorporated by reference.

2.10	Amendment to Agreement and Plan of Merger, dated May 12, 2011, among Kindred Healthcare, Inc., Kindred Healthcare Development, Inc. and RehabCare Group, Inc. Exhibit 2.1 to the Company’s Current Report on Form 8-K dated May 12, 2011 (Comm. File No. 001-14057) is hereby incorporated by reference.

3.1	Amended and Restated Certificate of Incorporation of the Company. Exhibit 4.1 to the Company’s Registration Statement on Form S-3 filed August 31, 2001 (Comm. File No. 333-68838) is hereby incorporated by reference.

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation. Exhibit 3.1 to the Company’s Form 10-Q for the quarterly period ended March 31, 2002 (Comm. File No. 001-14057) is hereby incorporated by reference.

3.3	Amended and Restated Bylaws of the Company. Exhibit 3.1 to the Company’s Current Report on Form 8-K dated March 20, 2009 (Comm. File No. 001-14057) is hereby incorporated by reference.

4.1	Articles IV, IX, X and XII of the Restated Certificate of Incorporation of the Company are included in Exhibit 3.1.

4.2*	Indenture (including form of Note), dated as of June 1, 2011, between Kindred Escrow Corp. and Wells Fargo Bank, National Association, as trustee. Exhibit 4.1 to the Company’s Current Report on Form 8-K dated June 1, 2011 (Comm. File No. 001-14057) is hereby incorporated by reference.

4.3	Supplemental Indenture, dated as of June 1, 2011, among Kindred Healthcare, Inc., the Subsidiary Guarantors party thereto and Wells Fargo Bank, National Association, as trustee. Exhibit 4.2 to the Company’s Current Report on Form 8-K dated June 1, 2011 (Comm. File No. 001-14057) is hereby incorporated by reference.

4.4	Second Supplemental Indenture, dated as of September 28, 2011, among Kindred Healthcare, Inc., the Subsidiary Guarantors party thereto and Wells Fargo Bank, National Association, as trustee. Exhibit 4.1 to the Company’s Current Report on Form 8-K dated September 28, 2011 (Comm. File No. 001-14057) is hereby incorporated by reference.

4.5*	Registration Rights Agreement, dated as of June 1, 2011, between Kindred Escrow Corp. and J.P. Morgan Securities LLC. Exhibit 4.3 to the Company’s Current Report on Form 8-K dated June 1, 2011 (Comm. File No. 001-14057) is hereby incorporated by reference.

Exhibit number	Description of document

4.6	Joinder Agreement to Registration Rights Agreement, dated as of June 1, 2011, among Kindred Healthcare, Inc. and the Subsidiary Guarantors party thereto. Exhibit 4.4 to the Company’s Current Report on Form 8-K dated June 1, 2011 (Comm. File No. 001-14057) is hereby incorporated by reference.

4.7	Second Joinder Agreement to the Registration Rights Agreement, dated as of September 28, 2011, among the Subsidiary Guarantors party thereto. Exhibit 4.2 to the Company’s Current Report on Form 8-K dated September 28, 2011 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.1*	ABL Credit Agreement, dated as of June 1, 2011, among Kindred Healthcare, Inc., the Lenders party thereto, JPMorgan Chase Bank, N.A. as Administrative Agent and Collateral Agent and the arrangers and agents party thereto. Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 1, 2011 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.2*	Term Loan Credit Agreement, dated as of June 1, 2011, among Kindred Healthcare, Inc., the Lenders party thereto, JPMorgan Chase Bank, N.A. as Administrative Agent and Collateral Agent and the arrangers and other agents party thereto. Exhibit 10.2 to the Company’s Current Report on Form 8-K dated June 1, 2011 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.3	Tax Allocation Agreement dated as of April 30, 1998 by and between Vencor, Inc. and Ventas, Inc. Exhibit 10.9 to the Company’s Form 10-Q for the quarterly period ended June 30, 1998 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.4	Agreement of Indemnity-Third Party Leases dated as of April 30, 1998 by and between Vencor, Inc. and its subsidiaries and Ventas, Inc. Exhibit 10.11 to the Company’s Form 10-Q for the quarterly period ended June 30, 1998 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.5	Agreement of Indemnity-Third Party Contracts dated as of April 30, 1998 by and between Vencor, Inc. and its subsidiaries and Ventas, Inc. Exhibit 10.12 to the Company’s Form 10-Q for the quarterly period ended June 30, 1998 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.6	Form of Indemnification Agreement between the Company and certain of its officers and employees. Exhibit 10.31 to the Ventas, Inc. Form 10-K for the year ended December 31, 1995 (Comm. File No. 001-10989) is hereby incorporated by reference.

10.7	Form of Indemnification Agreement between the Company and each member of its Board of Directors. Exhibit 10.21 to the Company’s Form 10-K for the year ended December 31, 2001 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.8**	Kindred Deferred Compensation Plan, Third Amendment and Restatement effective as of January 1, 2009. Exhibit 10.4 to the Company’s Form 10-Q for the quarterly period ended September 30, 2008 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.9**	Amendment No. 1 to the Third Amendment and Restatement of the Kindred Deferred Compensation Plan, effective as of December 21, 2011.

10.10	Tax Refund Escrow Agreement and First Amendment to the Tax Allocation Agreement made and entered into as of the 20th of April 2001 by and between the Company and each of its subsidiaries and Ventas, Inc., Ventas Realty Limited Partnership and Ventas LP Realty, L.L.C. Exhibit 10.31 to the Company’s Form 10-K for the year ended December 31, 2001 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.11**	Amended and Restated Kindred Healthcare, Inc. Long-Term Incentive Plan. Exhibit 10.5 to the Company’s Form 10-Q for the quarterly period ended March 31, 2009 (Comm. File No. 001-14057) is hereby incorporated by reference.

Exhibit number	Description of document

10.12**	Amended and Restated Kindred Healthcare, Inc. Short-Term Incentive Plan. Exhibit 10.3 to the Company’s Form 10-Q for the quarterly period ended September 30, 2008 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.13**	Agreement dated as of March 20, 2009 by and between Kindred Healthcare, Inc. and Edward L. Kuntz. Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 20, 2009 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.14**	Employment Agreement dated as of December 18, 2008 by and between Kindred Healthcare Operating, Inc. and Paul J. Diaz. Exhibit 10.3 to the Company’s Current Report on Form 8-K dated December 18, 2008 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.15**	Change-in-Control Severance Agreement dated as of November 13, 2009 by and between Kindred Healthcare Operating, Inc. and Paul J. Diaz. Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 13, 2009 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.16**	Employment Agreement dated as of December 18, 2008 by and between Kindred Healthcare Operating, Inc. and Richard E. Chapman. Exhibit 10.21 to the Company’s Form 10-K for the year ended December 31, 2008 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.17**	Change-in-Control Severance Agreement dated as of November 13, 2009 by and between Kindred Healthcare Operating, Inc. and Richard E. Chapman. Exhibit 10.21 to the Company’s Form 10-K for the year ended December 31, 2009 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.18**	Employment Agreement dated as of December 18, 2008 by and between Kindred Healthcare Operating, Inc. and M. Suzanne Riedman. Exhibit 10.25 to the Company’s Form 10-K for the year ended December 31, 2008 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.19**	Change-in-Control Severance Agreement dated as of November 13, 2009 by and between Kindred Healthcare Operating, Inc. and M. Suzanne Riedman. Exhibit 10.25 to the Company’s Form 10-K for the year ended December 31, 2009 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.20**	Employment Agreement dated as of December 18, 2008 by and between Kindred Healthcare Operating, Inc. and Richard A. Lechleiter. Exhibit 10.5 to the Company’s Current Report on Form 8-K dated December 18, 2008 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.21**	Change-in-Control Severance Agreement dated as of November 13, 2009 by and between Kindred Healthcare Operating, Inc. and Richard A. Lechleiter. Exhibit 10.2 to the Company’s Current Report on Form 8-K dated November 13, 2009 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.22**	Employment Agreement dated as of December 18, 2008 by and between Kindred Healthcare Operating, Inc. and William M. Altman. Exhibit 10.29 to the Company’s Form 10-K for the year ended December 31, 2008 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.23**	Change-in-Control Severance Agreement dated as of November 13, 2009 by and between Kindred Healthcare Operating, Inc. and William M. Altman. Exhibit 10.29 to the Company’s Form 10-K for the year ended December 31, 2009 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.24**	Employment Agreement dated as of December 18, 2008 by and between Kindred Healthcare Operating, Inc. and Lane M. Bowen. Exhibit 10.9 to the Company’s Current Report on Form 8-K dated December 18, 2008 (Comm. File No. 001-14057) is hereby incorporated by reference.

Exhibit number	Description of document

10.25**	Change-in-Control Severance Agreement dated as of November 13, 2009 by and between Kindred Healthcare Operating, Inc. and Lane M. Bowen. Exhibit 10.4 to the Company’s Current Report on Form 8-K dated November 13, 2009 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.26**	Employment Agreement dated as of December 18, 2008 by and between Kindred Healthcare Operating, Inc. and Joseph L. Landenwich. Exhibit 10.33 to the Company’s Form 10-K for the year ended December 31, 2008 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.27**	Change-in-Control Severance Agreement dated as of November 13, 2009 by and between Kindred Healthcare Operating, Inc. and Joseph L. Landenwich. Exhibit 10.33 to the Company’s Form 10-K for the year ended December 31, 2009 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.28**	Employment Agreement dated as of March 30, 2010 by and between Kindred Healthcare Operating, Inc. and Benjamin A. Breier. Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 30, 2010 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.29**	Change-in-Control Severance Agreement dated as of November 13, 2009 by and between Kindred Healthcare Operating, Inc. and Benjamin A. Breier. Exhibit 10.35 to the Company’s Form 10-K for the year ended December 31, 2009 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.30**	Employment Agreement dated as of December 18, 2008 by and between Kindred Healthcare Operating, Inc. and Gregory C. Miller. Exhibit 10.37 to the Company’s Form 10-K for the year ended December 31, 2008 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.31**	Change-in-Control Severance Agreement dated as of November 13, 2009 by and between Kindred Healthcare Operating, Inc. and Gregory C. Miller. Exhibit 10.37 to the Company’s Form 10-K for the year ended December 31, 2009 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.32**	Employment Agreement dated as of November 1, 2010 by and between Kindred Healthcare Operating, Inc. and Jeffrey P. Winter. Exhibit 10.3 to the Company’s Form 10-Q for the quarterly period ended September 30, 2010 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.33**	Change-in-Control Severance Agreement dated as of November 1, 2010 by and between Kindred Healthcare Operating, Inc. and Jeffrey P. Winter. Exhibit 10.4 to the Company’s Form 10-Q for the quarterly period ended September 30, 2010 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.34**	Employment Agreement dated as of December 19, 2011 by and between Kindred Healthcare Operating, Inc. and Patricia M. Henry.

10.35**	Change-in-Control Severance Agreement dated as of June 1, 2011 by and between Kindred Healthcare Operating, Inc. and Patricia M. Henry.

10.36	Second Amended and Restated Master Lease Agreement No. 1 dated as of April 27, 2007 for Lease Executed by Ventas Realty, Limited Partnership, as Lessor and Kindred Healthcare, Inc. and Kindred Healthcare Operating, Inc. as Tenant. Exhibit 10.3 to the Company’s Form 10-Q for the quarterly period ended June 30, 2007 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.37	Notice of Renewal of Certain Renewal Groups dated as of November 29, 2011 under that Second Amended and Restated Master Lease Agreement No. 1.

Exhibit number	Description of document

10.38	Amendment to Memorandum of Lease and Specific Property Lease Amendment dated as of June 8, 2007 by and between Ventas Realty, Limited Partnership, as Lessor and Kindred Healthcare, Inc. and Kindred Healthcare Operating, Inc. as Tenant. Exhibit 10.47 to the Company’s Form 10-K for the year ended December 31, 2007 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.39	Amendment to Master Lease and Memorandum of Lease dated as of January 16, 2009 by and between Ventas Realty, Limited Partnership, as Lessor and Kindred Healthcare, Inc. and Kindred Healthcare Operating, Inc. as Tenant. Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended March 31, 2009 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.40	Amendment to Memorandum of Lease and Specific Property Lease Amendment dated as of October 14, 2009 by and between Ventas Realty, Limited Partnership, as Lessor and Kindred Healthcare, Inc. and Kindred Healthcare Operating, Inc. as Tenant. Exhibit 10.43 to the Company’s Form 10-K for the year ended December 31, 2009 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.41	Second Amended and Restated Master Lease Agreement No. 2 dated as of April 27, 2007 for Lease Executed by Ventas Realty, Limited Partnership, as Lessor and Kindred Healthcare, Inc. and Kindred Healthcare Operating, Inc. as Tenant. Exhibit 10.4 to the Company’s Form 10-Q for the quarterly period ended June 30, 2007 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.42	Second Amended and Restated Master Lease Agreement No. 3 dated as of April 27, 2007 for Lease Executed by Ventas Realty, Limited Partnership, as Lessor and Kindred Healthcare, Inc. and Kindred Healthcare Operating, Inc. as Tenant. Exhibit 10.5 to the Company’s Form 10-Q for the quarterly period ended June 30, 2007 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.43	Amendment to Memorandum of Lease and Specific Property Lease Amendment dated as of January 9, 2009 by and between Ventas Realty, Limited Partnership, as Lessor and Kindred Healthcare, Inc. and Kindred Healthcare Operating, Inc. as Tenant. Exhibit 10.2 to the Company’s Form 10-Q for the quarterly period ended March 31, 2009 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.44	Second Amended and Restated Master Lease Agreement No. 4 dated as of April 27, 2007 for Lease Executed by Ventas Realty, Limited Partnership, as Lessor and Kindred Healthcare, Inc. and Kindred Healthcare Operating, Inc. as Tenant. Exhibit 10.6 to the Company’s Form 10-Q for the quarterly period ended June 30, 2007 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.45	Amendment to Master Lease and Memorandum of Lease dated as of August 7, 2007 by and among Ventas Realty, Limited Partnership, as Lessor and Kindred Healthcare, Inc. and Kindred Healthcare Operating, Inc. as Tenant. Exhibit 10.51 to the Company’s Form 10-K for the year ended December 31, 2007 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.46	Renewal Notice to Lessor dated April 30, 2009 regarding the Second Amended and Restated Master Lease Agreements Nos. 1-4 between Ventas Realty, Limited Partnership, as Lessor and Kindred Healthcare, Inc. and Kindred Healthcare Operating, Inc. as Tenant. Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended June 30, 2009 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.47	Master Lease among Health Care Property Investors, Inc. and Health Care Property Partners, collectively, as Lessor and Kindred Nursing Centers East, L.L.C., Kindred Nursing Centers West, L.L.C. and Kindred Nursing Centers Limited Partnership, collectively, as Lessee, dated May 16, 2001. Exhibit 10.11 to the Company’s Form 10-Q for the quarterly period ended June 30, 2001 (Comm. File No. 001-14057) is hereby incorporated by reference.

Exhibit number	Description of document

10.48	First Amendment to Master Lease dated effective August 1, 2001 by and among Health Care Property Investors, Inc., Health Care Property Partners and Indiana HCP, L.P., collectively, as Lessor and Kindred Nursing Centers East, L.L.C., Kindred Nursing Centers West, L.L.C. and Kindred Nursing Centers Limited Partnership, collectively, as Lessee. Exhibit 10.53 to the Company’s Form 10-K for the year ended December 31, 2007 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.49	Second Amendment to Master Lease dated as of November 18, 2003 by and among Health Care Property Investors, Inc., Health Care Property Partners and Indiana HCP, L.P., collectively, as Lessor and Kindred Nursing Centers East, L.L.C., Kindred Nursing Centers West, L.L.C. and Kindred Nursing Centers Limited Partnership, collectively, as Lessee. Exhibit 10.54 to the Company’s Form 10-K for the year ended December 31, 2007 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.50	Third Amendment to Master Lease dated and effective as of June 30, 2004 by and among Health Care Property Investors, Inc. and Health Care Property Partners, collectively, as Lessor and Kindred Nursing Centers East, L.L.C., Kindred Nursing Centers West, L.L.C. and Kindred Nursing Centers Limited Partnership, collectively, as Lessee. Exhibit 10.55 to the Company’s Form 10-K for the year ended December 31, 2007 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.51	Fourth Amendment to Master Lease by and among Health Care Property Investors, Inc. and Health Care Property Partners, collectively, as Lessor and Kindred Nursing Centers East, L.L.C., Kindred Nursing Centers West, L.L.C. and Kindred Nursing Centers Limited Partnership, collectively, as Lessee, dated February 28, 2006. Exhibit 10.71 to the Company’s Form 10-K for the year ended December 31, 2006 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.52	Fifth Amendment to Master Lease by and among Health Care Property Investors, Inc., Health Care Property Partners, and Texas HCP Holding, L.P., collectively, as Lessor and Kindred Nursing Centers East, L.L.C., Kindred Nursing Centers West, L.L.C., Kindred Nursing Centers Limited Partnership, Kindred Hospitals Limited Partnership and Transitional Hospitals Corporation of Wisconsin, Inc., collectively, as Lessee, dated January 31, 2007. Exhibit 10.72 to the Company’s Form 10-K for the year ended December 31, 2006 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.53	Sixth Amendment to Master Lease by and among HCP, Inc. f/k/a Health Care Property Investors, Inc., Health Care Property Investors, Inc., Health Care Property Partners, and Texas HCP Holding, L.P., collectively, as Lessor and Kindred Nursing Centers East, L.L.C., Kindred Nursing Centers West, L.L.C., Kindred Nursing Centers Limited Partnership and Transitional Hospitals Corporation of Wisconsin, Inc., collectively, as Lessee, dated December 8, 2008. Exhibit 10.53 to the Company’s Form 10-K for the year ended December 31, 2008 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.54	Master Lease Agreement dated as of February 28, 2006 by and between HCRI Massachusetts Properties Trust II, as Lessor and Kindred Nursing Centers East, L.L.C., as Tenant. Exhibit 10.6 to the Company’s Form 10-Q for the quarterly period ended March 31, 2006 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.55	First Amendment to Master Lease Agreement dated as of June 20, 2007 by and between HCRI Massachusetts Properties Trust II, as Lessor and Kindred Nursing Centers East, L.L.C., as Tenant. Exhibit 10.59 to the Company’s Form 10-K for the year ended December 31, 2007 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.56	Termination of Lease and Notice of Lease dated as of January 22, 2010 by and among HCRI Massachusetts Properties Trust, HCRI Massachusetts Properties Trust II and Kindred Hospitals East, L.L.C. Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended March 31, 2010 (Comm. File No. 001-14057) is hereby incorporated by reference.

Exhibit number	Description of document

10.57	Termination of Lease and Notice of Lease dated as of January 22, 2010 by and among HCRI Massachusetts Properties Trust, HCRI Massachusetts Properties Trust II, Kindred Hospitals East, L.L.C. and KND Real Estate 26, L.L.C. Exhibit 10.2 to the Company’s Form 10-Q for the quarterly period ended March 31, 2010 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.58	Agreement and Plan of Reorganization between the Company and Ventas, Inc. Exhibit 10.1 to the Company’s Form 10, as amended, dated April 27, 1998 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.59**	Kindred Healthcare, Inc. 2001 Stock Incentive Plan, Amended and Restated. Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 22, 2008 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.60**	Form of Kindred Healthcare, Inc. Non-Qualified Stock Option Grant Agreement under the 2001 Stock Incentive Plan, Amended and Restated. Exhibit 10.64 to the Company’s Form 10-K for the year ended December 31, 2008 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.61**	Form of Kindred Healthcare, Inc. Incentive Stock Option Grant Agreement under the 2001 Stock Incentive Plan, Amended and Restated. Exhibit 10.65 to the Company’s Form 10-K for the year ended December 31, 2008 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.62**	Form of Kindred Healthcare, Inc. Restricted Share Award Agreement under the 2001 Stock Incentive Plan, Amended and Restated. Exhibit 10.66 to the Company’s Form 10-K for the year ended December 31, 2008 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.63**	Form of Kindred Healthcare, Inc. Stock Bonus Award Agreement under the 2001 Stock Incentive Plan, Amended and Restated. Exhibit 10.4 to the Company’s Form 10-Q for the quarterly period ended March 31, 2009 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.64**	Form of Kindred Healthcare, Inc. Performance Unit Award Agreement under the 2001 Stock Incentive Plan, Amended and Restated. Exhibit 10.68 to the Company’s Form 10-K for the year ended December 31, 2008 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.65**	Kindred Healthcare, Inc. 2001 Equity Plan for Non-Employee Directors (Amended and Restated). Exhibit 10.69 to the Company’s Form 10-K for the year ended December 31, 2008 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.66**	Form of Kindred Healthcare, Inc. Non-Qualified Stock Option Grant Agreement under the 2001 Equity Plan for Non-Employee Directors (Amended and Restated). Exhibit 10.70 to the Company’s Form 10-K for the year ended December 31, 2008 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.67**	Form of Kindred Healthcare, Inc. Restricted Share Award Agreement under the 2001 Equity Plan for Non-Employee Directors (Amended and Restated). Exhibit 10.71 to the Company’s Form 10-K for the year ended December 31, 2008 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.68**	Form of Amendment No. 1 to Non-Discretionary Non-Qualified Stock Option Grant Agreement under the 2001 Equity Plan for Non-Employee Directors (Amended and Restated). Exhibit 10.72 to the Company’s Form 10-K for the year ended December 31, 2008 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.69**	Form of Amendment No. 1 to Discretionary Non-Qualified Stock Option Grant Agreement under the 2001 Equity Plan for Non-Employee Directors (Amended and Restated). Exhibit 10.73 to the Company’s Form 10-K for the year ended December 31, 2008 (Comm. File No. 001-14057) is hereby incorporated by reference.

Exhibit number	Description of document

10.70**	Kindred Healthcare, Inc. 2011 Stock Incentive Plan. Annex F to the Company’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on April 20, 2011 (Comm. File No. 333-173050) is hereby incorporated by reference.

10.71**

Form of Kindred Healthcare, Inc. Non-Qualified Stock Option Grant Agreement under the 2011 Stock Incentive Plan. Exhibit 10.4 to the Company’s Form 10-Q for the quarterly period ended

June 30, 2011 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.72**	Form of Kindred Healthcare, Inc. Incentive Stock Option Grant Agreement under the 2011 Stock Incentive Plan. Exhibit 10.5 to the Company’s Form 10-Q for the quarterly period ended June 30, 2011 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.73**	Form of Kindred Healthcare, Inc. Restricted Share Award Agreement under the 2011 Stock Incentive Plan. Exhibit 10.6 to the Company’s Form 10-Q for the quarterly period ended June 30, 2011 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.74**	Form of Kindred Healthcare, Inc. Stock Bonus Award Agreement under the 2011 Stock Incentive Plan. Exhibit 10.7 to the Company’s Form 10-Q for the quarterly period ended June 30, 2011 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.75**	Form of Kindred Healthcare, Inc. Performance Unit Award Agreement under the 2011 Stock Incentive Plan. Exhibit 10.8 to the Company’s Form 10-Q for the quarterly period ended June 30, 2011 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.76	Other Debt Instruments – Copies of debt instruments for which the related debt is less than 10% of total assets will be furnished to the SEC upon request.

21	List of Subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

31	Rule 13a-14(a)/15d-14(a) Certifications.

32	Section 1350 Certifications.

101.XML***	XBRL Instance Document.

101.XSD***	XBRL Taxonomy Extension Schema Document.

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document.

*	The Company will furnish supplementally to the SEC upon request a copy of any omitted exhibit or annex.
**	Compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of this Annual Report on Form 10-K.
***	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Annual Report on Form 10-K shall be deemed to be “furnished” and not “filed.”

(b)	Exhibits.

The response to this portion of Item 15 is submitted as a separate section of this Annual Report on Form 10-K.

(c)	Financial Statement Schedules.

The response to this portion of Item 15 is included in appendix page F-63 of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 29, 2012	KINDRED HEALTHCARE, INC.

	By:	/s/ Paul J. Diaz
Paul J. Diaz President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joel Ackerman Joel Ackerman	Director	February 29, 2012

/s/ Ann C. Berzin Ann C. Berzin	Director	February 29, 2012

/s/ Jonathan D. Blum Jonathan D. Blum	Director	February 29, 2012

/s/ Thomas P. Cooper, M.D. Thomas P. Cooper, M.D.	Director	February 29, 2012

/s/ Christopher T. Hjelm Christopher T. Hjelm	Director	February 29, 2012

/s/ Isaac Kaufman Isaac Kaufman	Director	February 29, 2012

/s/ Frederick J. Kleisner Frederick J. Kleisner	Director	February 29, 2012

/s/ Eddy J. Rogers, Jr. Eddy J. Rogers, Jr.	Director	February 29, 2012

/s/ John H. Short John H. Short	Director	February 29, 2012

/s/ Phyllis R. Yale Phyllis R. Yale	Director	February 29, 2012

/s/ Edward L. Kuntz Edward L. Kuntz	Chairman of the Board	February 29, 2012

Signature	Title	Date

/s/ Paul J. Diaz Paul J. Diaz	Director, President and Chief Executive Officer (Principal Executive Officer)	February 29, 2012

/s/ Richard A. Lechleiter Richard A. Lechleiter	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 29, 2012

/s/ John J. Lucchese John J. Lucchese	Senior Vice President and Corporate Controller (Principal Accounting Officer)	February 29, 2012

KINDRED HEALTHCARE, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULES

(a)	All other schedules have been omitted because the required information is not present or not present in material amounts.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

of Kindred Healthcare, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Kindred Healthcare, Inc. and its subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Item 9A, Management’s Annual Report on Internal Control over Financial Reporting, management has excluded RehabCare Group, Inc. and its subsidiaries from its assessment of internal control over financial reporting as of December 31, 2011 because it was acquired by the Company in a purchase business combination during 2011. We have also excluded RehabCare Group, Inc. and its subsidiaries from our audit of internal control over financial reporting. RehabCare Group, Inc. and its consolidated subsidiaries have total assets and total revenues representing 40% and 14%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2011.

/S/    PRICEWATERHOUSECOOPERS LLP

Louisville, Kentucky

February 29, 2012

KINDRED HEALTHCARE, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(In thousands, except per share amounts)

	Year ended December 31,
	2011	2010	2009
Revenues	$5,521,763	$4,359,697	$4,270,007

Salaries, wages and benefits	3,255,815	2,505,690	2,483,086
Supplies	402,014	342,197	333,056
Rent	399,257	357,372	348,248
Other operating expenses	1,164,480	948,609	886,205
Other income	(11,191)	(11,422)	(11,512)
Impairment charges	129,281	–	–
Depreciation and amortization	165,594	121,552	125,730
Interest expense	80,919	7,090	7,880
Investment income	(1,031)	(1,245)	(4,413)

	5,585,138	4,269,843	4,168,280

Income (loss) from continuing operations before income taxes	(63,375)	89,854	101,727
Provision (benefit) for income taxes	(7,104)	33,708	39,115

Income (loss) from continuing operations	(56,271)	56,146	62,612
Discontinued operations, net of income taxes:
Income from operations	2,552	798	931
Loss on divestiture of operations	–	(453)	(23,432)

Income (loss) from discontinued operations	2,552	345	(22,501)

Net income (loss)	(53,719)	56,491	40,111
Loss attributable to noncontrolling interests	238	–	–

Income (loss) attributable to Kindred	$(53,481)	$56,491	$40,111

Amounts attributable to Kindred stockholders:
Income (loss) from continuing operations	$(56,033)	$56,146	$62,612
Income (loss) from discontinued operations	2,552	345	(22,501)

Net income (loss)	$(53,481)	$56,491	$40,111

Earnings (loss) per common share:
Basic:
Income (loss) from continuing operations	$(1.21)	$1.42	$1.61
Discontinued operations:
Income from operations	0.05	0.02	0.02
Loss on divestiture of operations	–	(0.01)	(0.60)

Net income (loss)	$(1.16)	$1.43	$1.03

Diluted:
Income (loss) from continuing operations	$(1.21)	$1.42	$1.60
Discontinued operations:
Income from operations	0.05	0.02	0.02
Loss on divestiture of operations	–	(0.01)	(0.60)

Net income (loss)	$(1.16)	$1.43	$1.02

Shares used in computing earnings (loss) per common share:
Basic	46,280	38,738	38,339
Diluted	46,280	38,954	38,502

See accompanying notes.

KINDRED HEALTHCARE, INC.

CONSOLIDATED BALANCE SHEET

(In thousands, except per share amounts)

	December 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$41,561	$17,168
Cash–restricted	5,551	5,494
Insurance subsidiary investments	70,425	76,753
Accounts receivable less allowance for loss of $29,746 – 2011 and $13,584 – 2010	994,700	631,877
Inventories	31,060	24,327
Deferred tax assets	17,785	13,439
Income taxes	39,513	42,118
Other	32,687	24,862

	1,233,282	836,038
Property and equipment, at cost:
Land	71,286	65,431
Buildings	1,022,275	950,957
Equipment	807,871	669,365
Construction in progress	73,631	68,417

	1,975,063	1,754,170
Accumulated depreciation	(916,022)	(857,623)

	1,059,041	896,547

Goodwill	1,084,655	242,420
Intangible assets less accumulated amortization of $16,581 – 2011 and $3,731 – 2010	447,207	92,883
Assets held for sale	5,612	7,167
Insurance subsidiary investments	110,227	101,210
Deferred tax assets	–	88,816
Other	198,469	72,334

Total assets	$4,138,493	$2,337,415

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$216,801	$174,495
Salaries, wages and other compensation	407,493	291,116
Due to third party payors	37,306	27,115
Professional liability risks	46,010	41,555
Other accrued liabilities	130,693	87,012
Long-term debt due within one year	10,620	91

	848,923	621,384

Long-term debt	1,531,882	365,556
Professional liability risks	217,717	207,669
Deferred tax liabilities	17,955	–
Deferred credits and other liabilities	191,771	111,047

Noncontrolling interests-redeemable	9,704	–

Commitments and contingencies

Equity:
Stockholders’ equity:
Preferred stock, $0.25 par value; authorized 1,000 shares; none issued and outstanding	–	–
Common stock, $0.25 par value; authorized 175,000 shares; issued 52,116 shares – 2011 and 39,495 shares – 2010	13,029	9,874
Capital in excess of par value	1,138,189	828,593
Accumulated other comprehensive income (loss)	(1,469)	135
Retained earnings	139,172	193,157

	1,288,921	1,031,759
Noncontrolling interests-nonredeemable	31,620	–

Total equity	1,320,541	1,031,759

Total liabilities and equity	$4,138,493	$2,337,415

See accompanying notes.

KINDRED HEALTHCARE, INC.

CONSOLIDATED STATEMENT OF EQUITY

(In thousands)

		Attributable to Kindred stockholders
	Redeemable noncontrolling interests	Shares of common stock	Par value common stock	Capital in excess of par value	Accumulated other comprehensive income/(loss)	Retained earnings	Nonredeemable noncontrolling interests	Total
Balances, December 31, 2008	$–	38,909	$9,727	$812,141	$(3,619)	$96,726	$–	$914,975
Comprehensive income:
Net income						40,111		40,111
Net unrealized investment gains, net of income taxes					1,230			1,230
Other					1,966			1,966

Comprehensive income								43,307
Grant of non-vested restricted stock		196	49	(49)				–
Issuance of common stock in connection with employee benefit plans		104	26	931				957
Shares tendered by employees for statutory tax withholdings upon issuance of common stock		(105)	(26)	(1,512)		(3)		(1,541)
Stock-based compensation amortization				9,905				9,905
Income tax provision in connection with the issuance of common stock under employee benefit plans				(1,009)				(1,009)

Balances, December 31, 2009	–	39,104	9,776	820,407	(423)	136,834	–	966,594
Comprehensive income:
Net income						56,491		56,491
Net unrealized investment gains, net of income taxes					1,229			1,229
Other					(671)			(671)

Comprehensive income								57,049
Grant of non-vested restricted stock		425	106	(106)				–
Issuance of common stock in connection with employee benefit plans		96	24	25				49
Shares tendered by employees for statutory tax withholdings upon issuance of common stock		(130)	(32)	(2,147)		(168)		(2,347)
Stock-based compensation amortization				10,714				10,714
Income tax provision in connection with the issuance of common stock under employee benefit plans				(300)				(300)

Balances, December 31, 2010	–	39,495	9,874	828,593	135	193,157	–	1,031,759
Acquired noncontrolling interests	23,869						23,990	23,990
Comprehensive income (loss):
Net income (loss)	424					(53,481)	(662)	(54,143)
Net unrealized investment losses, net of income taxes					(311)			(311)
Other					(1,293)			(1,293)

Comprehensive income (loss)	424							(55,747)
Grant of non-vested restricted stock		374	93	(93)				–
Issuance of common stock in connection with employee benefit plans		415	104	3,030		(115)		3,019
Shares tendered by employees for statutory tax withholdings upon issuance of common stock		(156)	(39)	(2,983)		(389)		(3,411)
Stock-based compensation amortization				12,819				12,819
Income tax provision in connection with the issuance of common stock under employee benefit plans				389				389
Shares issued in connection with the RehabCare Merger		11,988	2,997	297,429				300,426
Purchase of noncontrolling interests in subsidiaries				(995)			(6,297)	(7,292)
Reclassification of noncontrolling interests	(14,589)						14,589	14,589

Balances, December 31, 2011	$9,704	52,116	$13,029	$1,138,189	$(1,469)	$139,172	$31,620	$1,320,541

See accompanying notes.

KINDRED HEALTHCARE, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

	Year ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net income (loss)	$(53,719)	$56,491	$40,111
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	165,594	121,552	126,404
Amortization of stock-based compensation costs	12,819	10,714	9,905
Payment of lender fees related to debt issuance	(46,232)	–	–
Provision for doubtful accounts	35,133	24,397	29,320
Deferred income taxes	195	21,446	10,876
Impairment charges	129,281	–	–
Loss on divestiture of discontinued operations	–	453	23,432
Other	5,518	252	(1,186)
Change in operating assets and liabilities:
Accounts receivable	(144,830)	(45,232)	(29,247)
Inventories and other assets	(802)	(14,294)	(17,386)
Accounts payable	685	9,446	(4,088)
Income taxes	(4,745)	3,462	35,009
Due to third party payors	568	1,213	(6,369)
Other accrued liabilities	54,241	20,088	16,939

Net cash provided by operating activities	153,706	209,988	233,720

Cash flows from investing activities:
Routine capital expenditures	(132,903)	(108,896)	(97,550)
Development capital expenditures	(87,655)	(67,841)	(48,058)
Acquisitions, net of cash acquired	(715,458)	(279,794)	(83,432)
Sale of assets	1,714	649	25,967
Purchase of insurance subsidiary investments	(35,623)	(43,913)	(103,477)
Sale of insurance subsidiary investments	46,307	82,736	122,410
Net change in insurance subsidiary cash and cash equivalents	(14,213)	(8,521)	22,005
Change in other investments	1,003	2	2,002
Other	(512)	962	3,538

Net cash used in investing activities	(937,340)	(424,616)	(156,595)

Cash flows from financing activities:
Proceeds from borrowings under revolving credit	2,126,800	2,030,800	1,214,400
Repayment of borrowings under revolving credit	(2,198,300)	(1,812,800)	(1,416,100)
Proceeds from issuance of senior unsecured notes	550,000	–	–
Proceeds from issuance of term loan, net of discount	693,000	–	–
Repayment of other long-term debt	(350,878)	(86)	(81)
Payment of deferred financing costs	(9,098)	(2,831)	(855)
Issuance of common stock	3,019	49	957
Purchase of noncontrolling interests in subsidiaries	(7,292)	–	–
Other	776	361	62

Net cash provided by (used in) financing activities	808,027	215,493	(201,617)

Change in cash and cash equivalents	24,393	865	(124,492)
Cash and cash equivalents at beginning of period	17,168	16,303	140,795

Cash and cash equivalents at end of period	$41,561	$17,168	$16,303

Supplemental information:
Issuance of common stock in RehabCare Merger (see Note 2)	$300,426	$–	$–
Financing costs paid in connection with RehabCare Merger (see Note 2)	13,074	–	–
Interest payments	47,552	5,261	6,122
Income tax payments (refunds)	1,611	11,961	(4,480)
Rental payments to Ventas, Inc.	253,332	246,392	243,011

See accompanying notes.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ACCOUNTING POLICIES

Reporting entity

Kindred Healthcare, Inc. is a healthcare services company that through its subsidiaries operates long-term acute care (“LTAC”) hospitals, inpatient rehabilitation hospitals, nursing and rehabilitation centers, assisted living facilities, a contract rehabilitation services business and a home health and hospice business across the United States (collectively, “Kindred” or the “Company”).

Basis of presentation

The consolidated financial statements include all subsidiaries. All intercompany transactions have been eliminated. Investments in affiliates in which the Company has a 50% or less interest are accounted for by either the equity or cost method.

In recent years, the Company has completed several transactions related to the divestiture of unprofitable hospitals and nursing and rehabilitation centers. For accounting purposes, the operating results of these businesses and the losses or impairments associated with these transactions have been classified as discontinued operations in the accompanying consolidated statement of operations for all periods presented. Assets not sold at December 31, 2011 have been measured at the lower of carrying value or estimated fair value less costs of disposal and have been classified as held for sale in the accompanying consolidated balance sheet. See Notes 4 and 5.

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

In December 2011, the FASB amended its authoritative guidance issued in June 2011 related to the presentation of other comprehensive income. The provisions indefinitely defer the requirement to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented, for both interim and annual financial statements. All other requirements of the June 2011 update were not impacted by the amendment which remains effective for all interim and annual reporting periods beginning after December 15, 2011. Early adoption is permitted, but full retrospective application is required. The adoption of the guidance will not have a material impact on the Company’s business, financial position, results of operations or liquidity.

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

In January 2010, the FASB issued authoritative guidance related to fair value measurements and disclosures. The provisions of the guidance require new disclosures related to transfers in and out of Levels 1 and 2 classifications (as described in Note 17). The provisions also require a reconciliation of the activity in Level 3 recurring fair value measurements (as described in Note 17). Existing disclosures also were expanded to include Level 2 fair value measurement valuation techniques and inputs. The guidance is effective for all interim and annual reporting periods beginning after December 15, 2009, except for the disclosures for Level 3 activity which is effective for fiscal years beginning after December 15, 2010. The adoption of the guidance did not have a material impact on the Company’s business, financial position, results of operations or liquidity.

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation.

The Company has reclassified its business segment data in Note 7 to conform with the current year presentation for the rehabilitation division and the home health and hospice division.

Revenues

Revenues are recorded based upon estimated amounts due from patients and third party payors for healthcare services provided, including anticipated settlements under reimbursement agreements with Medicare, Medicaid, Medicare Advantage and other third party payors.

A summary of revenues by payor type follows (in thousands):

	Year ended December 31,
	2011	2010	2009
Medicare	$2,400,308	$1,882,365	$1,817,117
Medicaid	1,065,922	1,059,118	1,086,901
Medicare Advantage	416,022	345,026	321,437
Other	1,958,557	1,379,652	1,332,817

	5,840,809	4,666,161	4,558,272
Eliminations	(319,046)	(306,464)	(288,265)

	$5,521,763	$4,359,697	$4,270,007

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

Accounts receivable

Accounts receivable consist primarily of amounts due from the Medicare and Medicaid programs, other government programs, managed care health plans, commercial insurance companies, skilled nursing and hospital customers, and individual patients and customers. Estimated provisions for doubtful accounts are recorded to the extent it is probable that a portion or all of a particular account will not be collected.

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

The provision for doubtful accounts totaled $35.3 million for 2011, $24.2 million for 2010 and $28.7 million for 2009.

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

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 – ACCOUNTING POLICIES (Continued)

Property and equipment

Property and equipment is carried at cost less accumulated depreciation. Depreciation expense, computed by the straight-line method, was $152.2 million for 2011, $120.3 million for 2010 and $124.8 million for 2009. These amounts include amortization of assets recorded under capital leases. Depreciation rates for buildings range generally from 20 to 45 years. Leasehold improvements are depreciated over their estimated useful lives or the remaining lease term, whichever is shorter. Estimated useful lives of equipment vary from five to 15 years. Depreciation expense is not recorded for property and equipment classified as held for sale.

Interest costs incurred during the construction of the Company’s development projects are capitalized. Capitalized interest for the years ended December 31, 2011, 2010 and 2009 was $1.5 million, $1.3 million and $2.2 million, respectively. Repairs and maintenance are expensed as incurred.

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

Long-lived assets

The Company regularly reviews the carrying value of certain long-lived assets and finite lived intangible assets with respect to any events or circumstances that indicate an impairment or an adjustment to the amortization period is necessary. If circumstances suggest that the recorded amounts cannot be recovered based upon estimated future undiscounted cash flows, the carrying values of such assets are reduced to fair value.

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

On July 29, 2011, the Centers for Medicare and Medicaid Services (“CMS”) issued final rules which, among other things, significantly reduced Medicare payments to nursing centers and changed the reimbursement for the provision of group rehabilitation therapy services to Medicare beneficiaries beginning October 1, 2011 (the “2011 CMS Rules”). In connection with the Company’s preparation of its third quarter operating results, the Company determined that the impact of the 2011 CMS Rules was a triggering event in the third quarter of 2011 and accordingly tested the recoverability of nursing and rehabilitation center property and equipment asset groups impacted by the reduced Medicare payments. The Company recorded pretax impairment charges aggregating $20.6 million ($12.7 million net of income taxes) in the third quarter of 2011 to reflect the amount by which the carrying value of certain assets exceeded their estimated fair value. In addition, the Company recorded pretax impairment charges in the fourth quarter of 2011 aggregating $2.2 million ($1.3 million net of income taxes) of property and equipment expended in the same nursing and rehabilitation center asset groups. The impairment charges did not impact the Company’s cash flows or liquidity.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 – ACCOUNTING POLICIES (Continued)

Goodwill and intangible assets

Goodwill and indefinite-lived intangible assets consist of trade names, Medicare certifications and certificates of need, which primarily originated from business combinations accounted for as purchase transactions.

A summary of goodwill by reporting unit follows (in thousands):

	Hospitals	Nursing and rehabilitation centers	Skilled nursing rehabilitation services	Hospital rehabilitation services	Home health	Hospice	Total
Balances, December 31, 2009	$68,577	$889	$3,363	$–	$–	$8,394	$81,223
Acquisitions	144,325	5,191	–	–	11,383	–	160,899
Other	298	–	–	–	–	–	298

Balances, December 31, 2010	213,200	6,080	3,363	–	11,383	8,394	242,420
Acquisitions	531,968	–	149,662	167,753	37,871	6,817	894,071
Accumulated impairment charges	–	(6,080)	(45,999)	–	–	–	(52,079)
Other	243	–	–	–	–	–	243

Balances, December 31, 2011	$745,411	$–	$107,026	$167,753	$49,254	$15,211	$1,084,655

In accordance with the authoritative guidance for goodwill and other intangible assets, the Company is required to perform an impairment test for goodwill and indefinite-lived intangible assets at least annually or more frequently if adverse events or changes in circumstances indicate that the asset may be impaired.

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

In connection with the Company’s preparation of its third quarter operating results, the Company determined that the impact of the 2011 CMS Rules was a triggering event in the third quarter of 2011 and accordingly tested the recoverability of its nursing and rehabilitation centers reporting unit goodwill and indefinite-lived intangible assets impacted by the reduced Medicare payments. The Company recorded a pretax impairment charge aggregating $6.1 million ($3.7 million net of income taxes) (which represented the entire nursing and rehabilitation centers reporting unit goodwill) in the third quarter of 2011 to reflect the amount by which the carrying value of certain assets exceeded their estimated fair value. The impairment charge did not impact the Company’s cash flows or liquidity.

Since the effective date of the 2011 CMS Rules on October 1, 2011, the estimated negative impact from changes in the reimbursement of group rehabilitation therapy services to Medicare beneficiaries has been greater than expected. During the fourth quarter of 2011, the Company lowered its cash flow expectations for its skilled nursing rehabilitation services reporting unit, causing the carrying value of goodwill of this reporting unit to exceed its estimated fair value in testing the recoverability of goodwill. As a result, the Company recorded a pretax impairment charge of $46.0 million ($42.6 million net of income taxes) in the fourth quarter of 2011. The Company also reviewed the other intangible assets and long-lived assets related to the skilled nursing rehabilitation services reporting unit and determined there were no impairments of these assets. The impairment charge did not impact the Company’s cash flows or liquidity.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 – ACCOUNTING POLICIES (Continued)

Goodwill and intangible assets (Continued)

The goodwill impairment test involves a two-step process. The first step is a comparison of each reporting unit’s fair value to its carrying value. If the carrying value of the reporting unit is greater than its fair value, there is an indication that impairment may exist and the second step must be performed to measure the amount of impairment loss. Based upon the results of the step one impairment test for goodwill for hospitals, hospital rehabilitation services, home health and hospice reporting units for the year ended December 31, 2011, no goodwill impairment charges were recorded in connection with the Company’s annual impairment test. Based upon the results of the step one impairment test for goodwill for all of the Company’s reporting units for the years ended December 31, 2010 and 2009, no impairment charges were recorded in connection with the Company’s annual impairment tests.

Since quoted market prices for the Company’s reporting units are not available, the Company applied judgment in determining the fair value of these reporting units for purposes of performing the goodwill impairment test. The Company relied on widely accepted valuation techniques, including discounted cash flow and market multiple analyses approaches, which capture both the future income potential of the reporting unit and the market behaviors and actions of market participants in the industry that includes the reporting unit. These types of analyses require the Company to make assumptions and estimates regarding future cash flows, industry-specific economic factors and the profitability of future business strategies. The discounted cash flow approach uses a projection of estimated operating results and cash flows that are discounted using a weighted average cost of capital. Under the discounted cash flow approach, the projection uses management’s best estimates of economic and market conditions over the projected period for each reporting unit including growth rates in the number of admissions, patient days, reimbursement rates, operating costs, rent expense and capital expenditures. Other significant estimates and assumptions include terminal value growth rates, changes in working capital requirements and weighted average cost of capital. The market multiple analysis estimates fair value by applying cash flow multiples to the reporting unit’s operating results. The multiples are derived from comparable publicly traded companies with similar operating and investment characteristics to the reporting units.

Adverse changes in the operating environment and related key assumptions used to determine the fair value of the Company’s reporting units and indefinite-lived intangible assets or declines in the value of the Company’s common stock may result in future impairment charges for a portion or all of these assets. Specifically, if the rate of growth of government and commercial revenues earned by the Company’s reporting units were to be less than projected or if healthcare reforms were to negatively impact the Company’s business, an impairment charge of a portion or all of these assets may be required. An impairment charge could have a material adverse effect on the Company’s business, financial position and results of operations, but would not be expected to have an impact on the Company’s cash flows or liquidity.

The Company’s indefinite-lived intangible assets consist of trade names, Medicare certifications and certificates of need. The fair values of the Company’s indefinite-lived intangible assets are derived from current market data and projections at a facility level which include management’s best estimates of economic and market conditions over the projected period including growth rates in the number of admissions, patient days, reimbursement rates, operating costs, rent expense and capital expenditures. Other significant estimates and assumptions include terminal value growth rates, changes in working capital requirements and weighted average cost of capital. Certificates of need intangible assets are estimated primarily using both a replacement cost methodology and an excess earnings method, a form of discounted cash flows, which is based upon the concept that net after-tax cash flows provide a return supporting all of the assets of a business enterprise.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 – ACCOUNTING POLICIES (Continued)

Goodwill and intangible assets (Continued)

At December 31, 2011, the carrying value of the Company’s certificates of need intangible assets exceeded its fair value as a result of a declining earnings and cash flows related to five hospitals and two co-located nursing and rehabilitation centers in Massachusetts, all of which were acquired in 2006. The declining earnings and cash flows are attributable to a difficult LTAC operating environment in Massachusetts in which the Company has been unable to achieve consistent operating results, as well as automatic future Medicare reimbursement reductions triggered in December 2011 by the Budget Control Act of 2011. In addition, the Company decided in the fourth quarter of 2011 to close one of the five hospitals. The pretax impairment charge related to the certificates of need totaled $54.4 million ($33.3 million net of income taxes). The Company reviewed other long-lived assets related to these five hospitals and two co-located nursing and rehabilitation centers and determined there was no impairment. Based upon the results of the annual impairment test for indefinite-lived intangible assets other than certificates of need intangible assets discussed above for the years ended December 31, 2011, 2010 and 2009, no impairment charges were recorded.

The Company’s intangible assets include both finite and indefinite-lived intangible assets. The Company’s intangible assets with finite lives are amortized under the authoritative guidance for goodwill and other intangible assets using the straight-line method over their estimated useful lives ranging from one to 20 years.

Amortization expense computed by the straight-line method totaled $13.4 million for 2011, $1.3 million for 2010 and $0.9 million for 2009.

The estimated annual amortization expense for the next five years for intangible assets at December 31, 2011 follows (in thousands):

2012	$21,482
2013	20,433
2014	18,906
2015	17,721
2016	15,293

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 – ACCOUNTING POLICIES (Continued)

Goodwill and intangible assets (Continued)

A summary of intangible assets at December 31 follows (in thousands):

	2011				2010
	Cost	Accumulated amortization	Carrying value	Weighted average life	Cost	Accumulated amortization	Carrying value	Weighted average life
Current:
Employment contracts	$1,166	$(1,081)	$85	1 year	$945	$(278)	$667	1 year
Non-current:
Trade names (indefinite life)	115,400	–	115,400		–	–	–
Medicare certifications (indefinite life)	100,819	–	100,819		18,979	–	18,979
Certificates of need (indefinite life)	19,987	–	19,987		66,453	–	66,453
Non-compete agreements	8,093	(4,203)	3,890	3 years	4,033	(2,726)	1,307	5 years
Leasehold interests	1,100	(356)	744	4 years	1,100	(51)	1,049	4 years
Trade names	22,905	(2,700)	20,205	7 years	5,005	(149)	4,856	13 years
Customer relationship assets	195,484	(9,322)	186,162	14 years	1,044	(805)	239	4 years

	463,788	(16,581)	447,207		96,614	(3,731)	92,883

	$464,954	$(17,662)	$447,292		$97,559	$(4,009)	$93,550

Insurance risks

Provisions for loss for professional liability risks and workers compensation risks are based upon management’s best available information including actuarially determined estimates. The provisions for loss related to professional liability risks retained by the Company’s wholly owned limited purpose insurance subsidiary are discounted based upon actuarial estimates of claim payment patterns. Provisions for loss related to workers compensation risks retained by the Company’s limited purpose insurance subsidiary are not discounted. To the extent that expected ultimate claims costs vary from historical provisions for loss, future earnings will be charged or credited. See Notes 5 and 9.

Earnings per common share

Earnings per common share are based upon the weighted average number of common shares outstanding during the respective periods. The diluted calculation of earnings per common share includes the dilutive effect of stock options and performance-based restricted shares. On January 1, 2009, the Company adopted the provisions of the authoritative guidance for determining whether instruments granted in share-based payment transactions are participating securities for purposes of calculating earnings per common share. See Note 6.

Derivative financial instruments

In December 2011, the Company entered into two interest rate swap agreements to hedge interest rate risk. The Company accounts for derivative financial instruments in accordance with the authoritative guidance for derivatives and hedging. These derivative financial instruments are recognized as either assets or liabilities in the

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 – ACCOUNTING POLICIES (Continued)

accompanying consolidated balance sheet and are measured at fair value. The Company’s derivatives are designated as cash flow hedges. See Note 17.

The interest rate swaps were assessed for hedge effectiveness for accounting purposes at inception and at December 31, 2011, and will be assessed in the future at regular intervals throughout the life of the derivatives. The Company determined the interest rate swaps were effective hedges at inception and at December 31, 2011. The Company records the effective portion of the gain or loss on the derivative financial instrument in accumulated other comprehensive income (loss) as a component of stockholders’ equity. Any hedge ineffectiveness will be recognized in earnings as a component of interest expense. See Note 12.

Stock option accounting

The Company recognizes compensation expense in its consolidated financial statements using a Black-Scholes option valuation model for non-vested stock options. See Note 14.

Other information

The Company has performed an evaluation of subsequent events through the date on which the financial statements were issued.

NOTE 2 – REHABCARE ACQUISITION

On June 1, 2011, the Company completed the acquisition of RehabCare Group, Inc. and its subsidiaries (“RehabCare”) (the “RehabCare Merger”). Upon consummation of the RehabCare Merger, each issued and outstanding share of RehabCare common stock was converted into the right to receive 0.471 of a share of Kindred common stock and $26 per share in cash, without interest (the “Merger Consideration”). Kindred issued approximately 12 million shares of its common stock in connection with the RehabCare Merger. The purchase price totaled $962.8 million and was comprised of $662.4 million in cash and $300.4 million of Kindred common stock at fair value. The Company also assumed $355.7 million of long-term debt in the RehabCare Merger, of which $345.4 million was refinanced on June 1, 2011. The operating results of RehabCare have been included in the accompanying consolidated financial statements of the Company since June 1, 2011.

At the RehabCare Merger date, the Company acquired 32 LTAC hospitals, five inpatient rehabilitation hospitals, approximately 1,200 rehabilitation therapy sites of service and 102 hospital-based inpatient rehabilitation units. The RehabCare Merger expanded the Company’s service offerings, positioned the Company for future growth and provided opportunities for significant operating synergies.

Operating results for 2011 included transaction costs totaling $31.3 million, financing costs totaling $13.8 million, severance costs totaling $16.8 million and a lease cancellation charge totaling $1.8 million related to the RehabCare Merger. In the accompanying consolidated statement of operations, transaction costs were included in other operating expenses, financing costs were included in interest expense, severance costs were included in salaries, wages and benefits and the lease cancellation charge was included in rent expense.

The Company recorded a $46.0 million goodwill impairment charge in its skilled nursing rehabilitation services reporting unit in 2011 related to the 2011 CMS Rules that became effective on October 1, 2011. The total amount of goodwill in the skilled nursing rehabilitation services reporting unit prior to the impairment charge was $153.0 million, substantially all of which was recorded in connection with the RehabCare Merger. See Note 1.

In connection with the RehabCare Merger, the Company entered into a new $650 million senior secured asset-based revolving credit facility (the “ABL Facility”) and a new $700 million senior secured term loan facility (the “Term Loan Facility”) (collectively, the “New Credit Facilities”). The Company also successfully completed the private placement of $550 million of senior notes due 2019 (the “Notes”). The Company used

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2 – REHABCARE ACQUISITION (Continued)

proceeds from the New Credit Facilities and the Notes to pay the Merger Consideration, repay all amounts outstanding under the Company’s and RehabCare’s previous credit facilities and pay transaction costs. See Note 12.

Purchase price allocation

The RehabCare Merger purchase price of $962.8 million was allocated on a preliminary basis to the estimated fair value of the tangible and intangible assets, and goodwill.

The following is the preliminary RehabCare Merger purchase price allocation (in thousands):

Cash and cash equivalents	$19,932
Accounts receivable	242,901
Deferred income taxes and other current assets	48,254
Property and equipment	114,079
Identifiable intangible assets:
Customer relationships	188,900
Trade names (indefinite life)	115,400
Medicare certifications (indefinite life)	75,900
Trade name	16,600
Certificates of need (indefinite life)	7,900
Non-compete agreements	2,800

Total identifiable intangible assets	407,500
Other assets	11,023
Accounts payable and other current liabilities	(169,739)
Long-term debt, including amounts due within one year	(355,650)
Deferred income taxes and other liabilities	(157,016)
Noncontrolling interests – redeemable	(23,869)
Noncontrolling interests – nonredeemable	(23,990)

Total identifiable net assets	113,425
Goodwill	849,383

Net assets	$962,808

The fair value allocation was measured primarily using a discounted cash flows methodology, which is considered a Level 3 input (as described in Note 17).

The value of gross contractual accounts receivable before determining uncollectable amounts totaled $259.3 million. Accounts estimated to be uncollectable totaled $16.4 million.

The weighted average life of the definite lived intangible assets consisting primarily of customer relationships is 13 years.

The aggregate goodwill arising from the RehabCare Merger is based upon the expected future cash flows of the RehabCare operations, which reflect both growth expectations and cost savings from combining the operations of the Company and RehabCare. Goodwill is not amortized and is not deductible for income tax purposes. Goodwill was preliminarily assigned to the Company’s hospital reporting unit ($532.0 million), skilled nursing rehabilitation services reporting unit ($149.7 million) and hospital rehabilitation services reporting unit ($167.7 million).

The valuation technique used to measure the value of the noncontrolling interests was an average of the implied equity value of the noncontrolling interests based upon the Merger Consideration and market multiple

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2 – REHABCARE ACQUISITION (Continued)

Purchase price allocation (Continued)

methodologies. Redeemable noncontrolling interests as of December 31, 2011 represent the minority ownership interests containing put rights in connection with the RehabCare Merger.

The unaudited pro forma net effect of the RehabCare Merger assuming the acquisition occurred as of January 1, 2010 is as follows (in thousands, except per share amounts):

	Year ended December 31,
	2011	2010
Revenues	$6,127,285	$5,689,140
Income from continuing operations attributable to Kindred	2,212	8,065
Income attributable to Kindred	7,807	9,647
Earnings per common share:
Basic:
Income from continuing operations	$0.04	$0.16
Net income	$0.15	$0.19
Diluted:
Income from continuing operations	$0.04	$0.16
Net income	$0.15	$0.19

The unaudited pro forma financial data has been derived by combining the historical financial results of the Company and the operations acquired in the RehabCare Merger for the periods presented. The unaudited pro forma financial data includes transaction, financing and severance costs and a lease cancellation charge totaling $86.5 million incurred by both the Company and RehabCare in connection with the RehabCare Merger. These costs have been eliminated from the results of operations for 2011 and have been reflected as expenses incurred as of January 1, 2010 for purposes of the pro forma financial presentation. Revenues and earnings before interest, income taxes and transaction-related costs associated with RehabCare aggregated $800.5 million and $61.2 million, respectively, since the date of the RehabCare Merger.

NOTE 3 – OTHER ACQUISITIONS

The following is a summary of the Company’s other significant acquisition activities. The operating results of the acquired businesses have been included in the accompanying consolidated financial statements of the Company from the respective acquisition dates. The purchase price of the acquired businesses and acquired leased facilities resulted from negotiations with each of the sellers that were based upon both the historical and expected future cash flows of the respective businesses and real estate values. All of these acquisitions were financed through operating cash flows or borrowings under the Company’s revolving credit facility. Unaudited pro forma operating results are provided only for acquired businesses that are material to the Company’s consolidated financial statements.

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

Vista’s results of operations have been included in the Company’s consolidated financial statements since November 1, 2010 and consisted of revenues of $154.9 million and earnings before interest and income taxes of $25.3 million for the year ended December 31, 2011. Vista’s operations have been included in the hospital division business segment.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3 – OTHER ACQUISITIONS (Continued)

Vista Acquisition (Continued)

The purchase price was allocated to the estimated fair value of tangible and intangible assets, with the remainder allocated to goodwill. The primary factors in the decision to acquire Vista were the opportunity to meet the growing demand for the Company’s services in southern California and expand the Company’s hospital operations. The Vista hospitals also provide several clinical service offerings not previously available in the Company’s hospitals, providing an opportunity to expand its clinical services as well as attract new sources of revenue.

The purchase price included consideration of $10 million held in escrow associated with the representations, warranties and covenants of the seller for 24 months following the acquisition date.

The following is the Vista Acquisition purchase price allocation (in thousands):

Inventory	$1,546
Property and equipment	11,467
Identifiable intangible assets:
Medicare certifications (indefinite life)	17,160
Trade name	1,830
Leasehold interests	1,100
Non-compete agreements	720
Deposits and other	620
Goodwill	144,568

$179,011

The weighted average life of the definite lived intangible assets is four years.

Goodwill arising from the acquisition was based upon the expected future cash flows of the Vista operations reflecting growth expectations and cost savings from combining the operations of the Company and Vista. Goodwill is deductible for income tax purposes over a life of 15 years. All of the goodwill was assigned to the Company’s hospital reporting unit.

The unaudited pro forma net effect of the Vista Acquisition assuming the acquisition occurred as of January 1, 2010 is as follows (in thousands except per share amounts):

Year ended December 31, 2010
Revenues	$4,489,092
Income from continuing operations attributable to Kindred	66,195
Income attributable to Kindred	66,540
Earnings per common share:
Basic:
Income from continuing operations	$1.68
Net income	$1.69
Diluted:
Income from continuing operations	$1.67
Net income	$1.68

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3 – OTHER ACQUISITIONS (Continued)

The unaudited pro forma financial data has been derived by combining the historical financial results of the Company and the operations acquired in the Vista Acquisition for the period presented.

Other acquisitions

The following is a summary of the Company’s other acquisition activities. Unaudited pro forma financial data related to the acquired businesses have not been presented because the acquisitions are not material, either individually or in the aggregate, to the Company’s consolidated financial statements.

	Allocation of purchase price
Acquisitions	Accounts receivable	Property and equipment	Goodwill	Identifiable intangible assets	Other assets	Deferred income taxes and other liabilities	Total cash purchase price
Year ended December 31, 2011:
Home health and hospice acquisitions	$10,249	$981	$44,688	$13,813	$1,444	$6,444	$64,731
Real estate of previously leased hospital	–	8,027	–	–	–	–	8,027
Other	–	–	–	250	–	–	250

	$10,249	$9,008	$44,688	$14,063	$1,444	$6,444	$73,008

Year ended December 31, 2010:
Home health acquisition	$–	$62	$11,383	$1,430	$19	$–	$12,894
Nursing and rehabilitation centers	–	44,667	5,191	4,740	102	368	54,332
Real estate of previously leased hospitals and previously leased nursing and rehabilitation centers	–	31,066	–	–	–	–	31,066
Other	–	–	–	2,491	–	–	2,491

	$–	$75,795	$16,574	$8,661	$121	$368	$100,783

Year ended December 31, 2009:
Hospice acquisition	$–	$164	$6,917	$954	$–	$–	$8,035
Real estate of previously leased hospital	–	15,604	–	–	–	–	15,604
Other	–	–	1,500	–	–	–	1,500

	$–	$15,768	$8,417	$954	$–	$–	$25,139

The fair value of each of the acquisitions noted above was measured primarily using discounted cash flow methodologies which are considered Level 3 inputs (as described in Note 17).

During 2011 and 2010, the Company incurred $50.7 million (including the RehabCare Merger transaction and severance costs discussed previously) and $4.6 million, respectively, in transaction costs. These costs were charged to operating expenses during the periods incurred.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4 – DIVESTITURES

In recent years, the Company has completed certain strategic divestitures to improve its future operating results. Assets not sold at December 31, 2011 have been measured at the lower of carrying value or estimated fair value less costs of disposal and have been classified as held for sale in the accompanying consolidated balance sheet. See Note 5.

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

The fair value of a hospital held for sale at December 31, 2011 was reduced by $1.5 million ($0.9 million net of income taxes) in 2011 based upon a pending offer to purchase.

NOTE 5 – DISCONTINUED OPERATIONS

In accordance with the authoritative guidance for the impairment or disposal of long-lived assets, the divestiture of certain unprofitable businesses discussed in Notes 1 and 4 have been accounted for as discontinued operations. Accordingly, the results of operations of these businesses for all periods presented and the losses or impairments related to these divestitures have been classified as discontinued operations, net of income taxes, in the accompanying consolidated statement of operations. At December 31, 2011, the Company held for sale two hospitals reported as discontinued operations.

Discontinued operations included favorable pretax adjustments of $3.2 million ($2.0 million net of income taxes) in 2011, $5.1 million ($3.1 million net of income taxes) in 2010 and $11.1 million ($6.8 million net of income taxes) in 2009 resulting from changes in estimates for professional liability reserves related to prior years.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5 – DISCONTINUED OPERATIONS (Continued)

A summary of discontinued operations follows (in thousands):

	Year ended December 31,
	2011	2010	2009
Revenues	$1,534	$13,507	$56,249

Salaries, wages and benefits	(424)	9,893	33,945
Supplies	–	773	3,426
Rent	116	132	3,572
Other operating expenses	(2,325)	1,438	13,122
Depreciation	–	–	674
Interest expense	–	1	9
Investment income	–	(27)	(12)

	(2,633)	12,210	54,736

Income from operations before income taxes	4,167	1,297	1,513
Provision for income taxes	1,615	499	582

Income from operations	2,552	798	931
Loss on divestiture of operations, net of income taxes	–	(453)	(23,432)

	$2,552	$345	$(22,501)

The following table sets forth certain discontinued operations data by business segment (in thousands):

	Year ended December 31,
	2011	2010	2009
Revenues:
Hospital division	$816	$181	$4,850
Nursing center division	718	13,326	51,399

	$1,534	$13,507	$56,249

Operating income (loss):
Hospital division	$(277)	$(1,139)	$(2,759)
Nursing center division	4,560	2,542	8,515

	$4,283	$1,403	$5,756

Rent:
Hospital division	$116	$121	$208
Nursing center division	–	11	3,364

	$116	$132	$3,572

Depreciation:
Hospital division	$–	$–	$–
Nursing center division	–	–	674

	$–	$–	$674

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5 – DISCONTINUED OPERATIONS (Continued)

A summary of the net assets held for sale follows (in thousands):

	December 31,
	2011	2010
Long-term assets:
Property and equipment, net	$5,607	$7,062
Other	5	105

	5,612	7,167
Current liabilities (included in other accrued liabilities)	(118)	(72)

	$5,494	$7,095

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

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6 – EARNINGS (LOSS) PER SHARE (Continued)

A computation of the earnings (loss) per common share follows (in thousands, except per share amounts):

	Year ended December 31,
	2011		2010		2009
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Earnings (loss):
Amounts attributable to Kindred stockholders:
Income (loss) from continuing operations:
As reported in Statement of Operations	$(56,033)	$(56,033)	$56,146	$56,146	$62,612	$62,612
Allocation to participating unvested restricted stockholders	–	–	(1,015)	(1,009)	(1,094)	(1,090)

Available to common stockholders	$(56,033)	$(56,033)	$55,131	$55,137	$61,518	$61,522

Discontinued operations, net of income taxes:
Income from operations:
As reported in Statement of Operations	$2,552	$2,552	$798	$798	$931	$931
Allocation to participating unvested restricted stockholders	–	–	(14)	(14)	(16)	(16)

Available to common stockholders	$2,552	$2,552	$784	$784	$915	$915

Loss on divestiture of operations:
As reported in Statement of Operations	$–	$–	$(453)	$(453)	$(23,432)	$(23,432)
Allocation to participating unvested restricted stockholders	–	–	8	8	409	408

Available to common stockholders	$–	$–	$(445)	$(445)	$(23,023)	$(23,024)

Net income (loss):
As reported in Statement of Operations	$(53,481)	$(53,481)	$56,491	$56,491	$40,111	$40,111
Allocation to participating unvested restricted stockholders	–	–	(1,021)	(1,015)	(701)	(698)

Available to common stockholders	$(53,481)	$(53,481)	$55,470	$55,476	$39,410	$39,413

Shares used in the computation:
Weighted average shares outstanding – basic computation	46,280	46,280	38,738	38,738	38,339	38,339

Dilutive effect of employee stock options		–		135		128
Dilutive effect of performance-based restricted shares		–		81		35

Adjusted weighted average shares outstanding – diluted computation		46,280		38,954		38,502

Earnings (loss) per common share:
Income (loss) from continuing operations	$(1.21)	$(1.21)	$1.42	$1.42	$1.61	$1.60
Discontinued operations:
Income from operations	0.05	0.05	0.02	0.02	0.02	0.02
Loss on divestiture of operations	–	–	(0.01)	(0.01)	(0.60)	(0.60)

Net income (loss)	$(1.16)	$(1.16)	$1.43	$1.43	$1.03	$1.02

Number of antidilutive stock options and performance-based restricted shares excluded from shares used in the diluted earnings (loss) per common share computation		2,001		2,466		2,986

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7 – BUSINESS SEGMENT DATA

At December 31, 2011, the Company was organized into four operating divisions: the hospital division, the nursing center division, the rehabilitation division and the home health and hospice division. The expansion of the Company’s home health and hospice operations and changes to the Company’s organizational structure have led the Company to segregate its home health and hospice business into a separate division. The Company’s home health and hospice business was previously included in the rehabilitation division. Based upon the authoritative guidance for business segments and after giving consideration to the Company’s business segments after the RehabCare Merger, the operating divisions represent five reportable operating segments, including (i) hospitals, (ii) skilled nursing and rehabilitation centers, (iii) skilled nursing-based rehabilitation contract therapy services, (iv) hospital-based rehabilitation contract therapy services and (v) home health and hospice services. These reportable operating segments are consistent with information used by the Company’s Chief Executive Officer and Chief Operating Officer to assess performance and allocate resources. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. Prior period segment information has been restated to conform with the current period presentation.

For segment purposes, the Company defines operating income as earnings before interest, income taxes, depreciation, amortization and rent. Operating income reported for each of the Company’s operating segments excludes impairment charges, transaction costs and the allocation of corporate overhead.

Operating income for the hospital division for 2011 included a loss on the divestiture of a hospital of $1.5 million.

Operating income for 2010 included severance and retirement costs approximating $1.1 million for the hospital division, $0.5 million for the nursing center division and $1.3 million for corporate.

Transaction costs for 2010 have been reclassified to conform with the current period presentation and are identified separately in the presentation of business segment operating income (loss).

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7 – BUSINESS SEGMENT DATA (Continued)

The following table sets forth certain data by business segment (in thousands):

	Year ended December 31,
	2011	2010	2009
Revenues:
Hospital division	$2,549,992	$1,973,321	$1,932,892
Nursing center division	2,254,099	2,187,885	2,150,342
Rehabilitation division:
Skilled nursing rehabilitation services	775,158	403,755	389,875
Hospital rehabilitation services	200,824	83,678	77,908

	975,982	487,433	467,783
Home health and hospice division	60,736	17,522	7,255

	5,840,809	4,666,161	4,558,272
Eliminations:
Skilled nursing rehabilitation services	(229,677)	(224,624)	(211,464)
Hospital rehabilitation services	(84,626)	(79,796)	(76,305)
Home health and hospice	(4,743)	(2,044)	(496)

	(319,046)	(306,464)	(288,265)

	$5,521,763	$4,359,697	$4,270,007

Income (loss) from continuing operations:
Operating income (loss):
Hospital division	$487,442	$360,357	$363,811
Nursing center division	338,265	303,418	305,590
Rehabilitation division:
Skilled nursing rehabilitation services	65,916	33,703	32,951
Hospital rehabilitation services	43,731	18,969	18,374

	109,647	52,672	51,325
Home health and hospice division	3,103	(66)	(733)
Corporate:
Overhead	(174,800)	(133,961)	(134,636)
Insurance subsidiary	(2,306)	(3,153)	(6,185)

	(177,106)	(137,114)	(140,821)
Impairment charges	(129,281)	–	–
Transaction costs	(50,706)	(4,644)	–

Operating income	581,364	574,623	579,172
Rent	(399,257)	(357,372)	(348,248)
Depreciation and amortization	(165,594)	(121,552)	(125,730)
Interest, net	(79,888)	(5,845)	(3,467)

Income (loss) before income taxes	(63,375)	89,854	101,727
Provision (benefit) for income taxes	(7,104)	33,708	39,115

	$(56,271)	$56,146	$62,612

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7 – BUSINESS SEGMENT DATA (Continued)

	Year ended December 31,
	2011	2010	2009
Rent:
Hospital division	$189,332	$152,986	$147,494
Nursing center division	198,556	198,105	194,835
Rehabilitation division:
Skilled nursing rehabilitation services	6,275	5,644	5,484
Hospital rehabilitation services	228	106	114

	6,503	5,750	5,598
Home health and hospice division	1,366	386	180
Corporate	3,500	145	141

	$399,257	$357,372	$348,248

Depreciation and amortization:
Hospital division	$74,910	$51,639	$51,932
Nursing center division	50,040	45,471	48,631
Rehabilitation division:
Skilled nursing rehabilitation services	7,191	2,169	1,944
Hospital rehabilitation services	5,637	306	234

	12,828	2,475	2,178
Home health and hospice division	1,449	234	113
Corporate	26,367	21,733	22,876

	$165,594	$121,552	$125,730

Capital expenditures, excluding acquisitions (including discontinued operations):
Hospital division:
Routine	$46,393	$36,967	$26,716
Development	67,321	41,140	42,371

	113,714	78,107	69,087
Nursing center division:
Routine	34,304	37,024	39,663
Development	19,167	26,701	5,687

	53,471	63,725	45,350
Rehabilitation division:
Skilled nursing rehabilitation services:
Routine	1,700	2,356	919
Development	–	–	–

	1,700	2,356	919
Hospital rehabilitation services:
Routine	238	293	124
Development	–	–	–

	238	293	124
Home health and hospice division:
Routine	164	66	–
Development	1,167	–	–

	1,331	66	–
Corporate:
Information systems	47,718	29,786	28,441
Other	2,386	2,404	1,687

	$220,558	$176,737	$145,608

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7 – BUSINESS SEGMENT DATA (Continued)

	December 31, 2011	December 31, 2010
Assets at end of period:
Hospital division	$2,056,103	$1,100,138
Nursing center division	638,078	647,355
Rehabilitation division:
Skilled nursing rehabilitation services	425,499	55,781
Hospital rehabilitation services	347,491	798

	772,990	56,579
Home health and hospice division	104,374	31,274
Corporate	566,948	502,069

	$4,138,493	$2,337,415

Goodwill:
Hospital division	$745,411	$213,200
Nursing center division	–	6,080
Rehabilitation division:
Skilled nursing rehabilitation services	107,026	3,363
Hospital rehabilitation services	167,753	–

	274,779	3,363
Home health and hospice division	64,465	19,777

	$1,084,655	$242,420

NOTE 8 – INCOME TAXES

The provision (benefit) for income taxes is based upon the Company’s annual reported income or loss for each respective accounting period. The Company recognizes an asset or liability for the deferred tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. These temporary differences will result in taxable or deductible amounts in future years when the reported amounts of the assets are recovered or liabilities are settled. The Company also recognizes as deferred tax assets the future tax benefits from net operating losses (“NOLs”) and capital loss carryforwards. A valuation allowance is provided for these deferred tax assets if it is more likely than not that some portion or all of the net deferred tax assets will not be realized.

Provision (benefit) for income taxes consists of the following (in thousands):

	Year ended December 31,
	2011	2010	2009
Current:
Federal	$(5,576)	$12,538	$23,246
State	(975)	2,316	4,227

	(6,551)	14,854	27,473
Deferred	(553)	18,854	11,642

	$(7,104)	$33,708	$39,115

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8 – INCOME TAXES (Continued)

Reconciliation of federal statutory tax expense (income) to the provision (benefit) for income taxes follows (in thousands):

	Year ended December 31,
	2011	2010	2009
Income tax expense (income) at federal rate	$(22,181)	$31,449	$35,605
State income tax expense (income), net of federal income tax expense (income)	(2,377)	3,145	3,560
Transaction costs	5,894	274	–
Impairment charges	14,461	–	–
Prior year contingencies	(3,348)	(2,917)	(1,769)
Other items, net	447	1,757	1,719

	$(7,104)	$33,708	$39,115

A summary of net deferred income tax assets (liabilities) by source included in the accompanying consolidated balance sheet at December 31 follows (in thousands):

	2011		2010
	Assets	Liabilities	Assets	Liabilities
Property and equipment	$–	$19,152	$867	$–
Insurance	59,784	–	53,914	–
Accounts receivable allowances	–	6,671	–	14,421
Compensation	64,400	–	45,183	–
Net operating losses	48,643	–	42,205	–
Assets held for sale	9,662	–	10,072	–
Goodwill and intangibles	–	133,341	–	3,976
Other	15,136	–	6,842	–

	197,625	$159,164	159,083	$18,397

Reclassification of deferred tax liabilities	(159,164)		(18,397)

Net deferred tax assets	38,461		140,686
Valuation allowance	(38,631)		(38,431)

	$(170)		$102,255

Deferred income taxes totaling $17.8 million and $13.5 million at December 31, 2011 and 2010, respectively, were classified as current assets, and deferred income taxes totaling $18.0 million were classified as noncurrent liabilities at December 31, 2011 and deferred income taxes totaling $88.8 million were classified as noncurrent assets at December 31, 2010.

The Company identified deferred income tax assets for state income tax NOLs of $42.1 million and $42.2 million at December 31, 2011 and 2010, respectively, and a corresponding deferred income tax valuation allowance of $38.0 million and $37.8 million at December 31, 2011 and 2010, respectively, for that portion of the net deferred income tax assets that the Company will likely not realize in the future. The Company has deferred tax assets for federal NOLs of $6.5 million with no deferred income tax valuation allowances at December 31, 2011. The federal NOLs expire in various amounts through 2032.

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

A reconciliation of unrecognized tax benefits follows (in thousands):

Balance, December 31, 2008	$9,553
Additions based upon tax positions related to the current year	232
Reductions due to lapses of applicable statute of limitations	(2,042)

Balance, December 31, 2009	7,743
Additions based upon tax positions related to the current year	100
Reductions due to lapses of applicable statute of limitations	(4,616)

Balance, December 31, 2010	3,227
Additions based upon tax positions related to the current year	100
Acquisitions	1,414
Reductions due to lapses of applicable statute of limitations and the conclusion of income tax examinations	(3,660)

Balance, December 31, 2011	$1,081

The Company records accrued interest and penalties associated with uncertain tax positions as income tax expense in the consolidated statement of operations. Accrued interest related to uncertain tax provisions totaled $0.1 million as of December 31, 2011 and $0.2 million as of December 31, 2010.

To the extent the unrecognized income tax benefits become realized or the related accrued interest is no longer necessary, the Company’s provision for income taxes would be favorably impacted by $1.1 million.

The federal statute of limitations remains open for tax years 2008 through 2010. During 2011, the Company resolved federal income tax audits for the 2007 through 2009 tax years. The Company has been notified by the Internal Revenue Service (the “IRS”) that an examination will be conducted for the 2010 tax year. The Company has been accepted in to the IRS’s Compliance Assurance Process (“CAP”) for the 2012 tax year. CAP is an enhanced, real-time review of a company’s tax positions and compliance. The Company expects participation in CAP to improve the timeliness of its federal tax examinations.

State jurisdictions generally have statutes of limitations for tax returns ranging from three to five years. The state impact of federal income tax changes remains subject to examination by various states for a period of up to one year after formal notification to the states. The Company currently has various state income tax returns under examination.

During 2010, the Company received approval from the IRS for an accounting method change for income tax purposes that resulted in a non-recurring reduction in income tax payments of approximately $25 million. The Company’s earnings were not impacted by this transaction.

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

The provision for loss for insurance risks, including the cost of coverage maintained with unaffiliated commercial insurance carriers, follows (in thousands):

	Year ended December 31,
	2011	2010	2009
Professional liability:
Continuing operations	$63,144	$55,612	$48,478
Discontinued operations	(3,019)	(4,289)	(4,590)
Workers compensation:
Continuing operations	$58,715	$42,634	$35,505
Discontinued operations	(674)	(1,329)	(904)

Changes in the allowance for professional liability risks and workers compensation risks for the years ended December 31 follow (in thousands) (including discontinued operations):

	2011			2010
	Professional liability	Workers compensation	Total	Professional liability	Workers compensation	Total
Allowance for insurance risks at beginning of year	$249,224	$84,180	$333,404	$242,202	$82,122	$324,324
Provision for loss for retained insurance risks:
Current year	63,650	47,826	111,476	63,886	39,677	103,563
Prior years	(15,701)	1,678	(14,023)	(24,311)	(6,936)	(31,247)

	47,949	49,504	97,453	39,575	32,741	72,316
Provision for commercial insurance, administrative and overhead costs	12,176	8,537	20,713	11,748	8,564	20,312
Discount accretion	1,920	–	1,920	2,811	–	2,811
Contributions from managed facilities	83	329	412	71	255	326
Acquisitions	9,569	11,312	20,881	–	–	–
Payments for retained insurance risks:
Current year	(5,513)	(12,939)	(18,452)	(3,157)	(11,714)	(14,871)
Prior years	(42,961)	(23,181)	(66,142)	(44,951)	(20,416)	(65,367)

	(48,474)	(36,120)	(84,594)	(48,108)	(32,130)	(80,238)
Payments for commercial insurance, administrative and overhead costs	(12,176)	(8,537)	(20,713)	(11,748)	(8,564)	(20,312)
Change in reinsurance and other recoverables	3,456	61,482	64,938	12,673	1,192	13,865

Allowance for insurance risks at end of year	$263,727	$170,687	$434,414	$249,224	$84,180	$333,404

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9 – INSURANCE RISKS (Continued)

A summary of the assets and liabilities related to insurance risks included in the accompanying consolidated balance sheet at December 31 follows (in thousands):

	2011			2010
	Professional liability	Workers compensation	Total	Professional liability	Workers compensation	Total
Assets:
Current:
Insurance subsidiary investments	$44,678	$25,747	$70,425	$54,162	$22,591	$76,753
Reinsurance recoverables	323	–	323	265	–	265
Other	–	150	150	–	319	319

	45,001	25,897	70,898	54,427	22,910	77,337
Non-current:
Insurance subsidiary investments	39,048	71,179	110,227	38,635	62,575	101,210
Reinsurance and other recoverables	44,356	64,704	109,060	41,752	3,222	44,974
Deposits	3,643	1,623	5,266	3,000	1,313	4,313
Other	–	42	42	–	44	44

	87,047	137,548	224,595	83,387	67,154	150,541

	$132,048	$163,445	$295,493	$137,814	$90,064	$227,878

Liabilities:
Allowance for insurance risks:
Current	$46,010	$32,198	$78,208	$41,555	$24,676	$66,231
Non-current	217,717	138,489	356,206	207,669	59,504	267,173

	$263,727	$170,687	$434,414	$249,224	$84,180	$333,404

Provisions for loss for professional liability risks retained by the Company’s limited purpose insurance subsidiary have been discounted based upon actuarial estimates of claim payment patterns using a discount rate of 1% to 5% depending upon the policy year. The discount rate was 1% for the 2011 and 2010 policy years, 2% for the 2009 policy year and 3% to 5% for all prior policy years. The discount rates are based upon the risk free interest rate for the respective year. Amounts equal to the discounted loss provision are funded annually. The Company does not fund the portion of professional liability risks related to estimated claims that have been incurred but not reported. Accordingly, these liabilities are not discounted. If the Company did not discount any of the allowances for professional liability risks, these balances would have approximated $266.5 million at December 31, 2011 and $252.6 million at December 31, 2010.

Provisions for loss for workers compensation risks retained by the Company’s limited purpose insurance subsidiary are not discounted and amounts equal to the loss provision are funded annually.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10 – INSURANCE SUBSIDIARY INVESTMENTS

The Company maintains investments, consisting principally of cash and cash equivalents, debt securities, equities and certificates of deposit for the payment of claims and expenses related to professional liability and workers compensation risks. These investments have been categorized as available-for-sale and are reported at fair value.

The amortized cost and estimated fair value of the Company’s insurance subsidiary investments at December 31 follow (in thousands):

	2011				2010
	Amortized cost	Unrealized gains	Unrealized losses	Fair value	Amortized cost	Unrealized gains	Unrealized losses	Fair value
Cash and cash equivalents (a)	$118,877	$–	$–	$118,877	$104,664	$–	$–	$104,664
Debt securities:
Corporate bonds	23,134	163	(48)	23,249	32,174	542	(40)	32,676
Debt securities issued by U.S. government agencies	18,173	120	(5)	18,288	17,906	113	(27)	17,992
U.S. Treasury notes	3,867	10	–	3,877	2,482	11	–	2,493
Debt securities issued by foreign governments	625	8	–	633	2,081	15	–	2,096
Commercial mortgage-backed securities	137	6	–	143	307	19	–	326

	45,936	307	(53)	46,190	54,950	700	(67)	55,583
Equities by industry:
Healthcare	1,474	77	(72)	1,479	1,572	20	(235)	1,357
Financial services	1,150	89	(120)	1,119	1,284	209	(66)	1,427
Oil and gas	921	131	(117)	935	921	142	(37)	1,026
Other	7,594	1,006	(454)	8,146	7,594	876	(269)	8,201

	11,139	1,303	(763)	11,679	11,371	1,247	(607)	12,011
Certificates of deposit	3,905	3	(2)	3,906	5,705	2	(2)	5,705

	$179,857	$1,613	$(818)	$180,652	$176,690	$1,949	$(676)	$177,963

(a)	Includes $2.2 million and $2.6 million of money market funds at December 31, 2011 and 2010, respectively.

The fair value by maturity periods at December 31, 2011 of available-for-sale investments of the Company’s insurance subsidiary follows. Equities generally do not have maturity dates.

(In thousands)	Contractual maturities
Within one year	$133,395
One year to five years	35,435
After five years	143
Equities	11,679

$180,652

Since the Company’s insurance subsidiary investments are restricted for a limited purpose, they are classified in the accompanying consolidated balance sheet based upon the expected current and long-term cash requirements of the limited purpose insurance subsidiary.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10 – INSURANCE SUBSIDIARY INVESTMENTS (Continued)

Net investment income earned by the Company’s insurance subsidiary investments follows (in thousands):

	Year ended December 31,
	2011	2010	2009
Interest income	$1,399	$1,986	$3,393
Net amortization of premium and accretion of discount	(322)	(394)	(298)
Gains on sale of investments	265	524	1,598
Losses on sale of investments	(73)	(84)	(346)
Other-than-temporary impairments	(232)	(728)	(444)
Investment expenses	(119)	(148)	(168)

	$918	$1,156	$3,735

The available-for-sale investments of the Company’s insurance subsidiary which have unrealized losses at December 31, 2011 and 2010 are shown below. The investments are categorized by the length of time that individual securities have been in a continuous unrealized loss position at December 31, 2011 and 2010.

December 31, 2011	Less than one year		One year or greater		Total
(In thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Debt securities:
Corporate bonds	$8,524	$48	$–	$–	$8,524	$48
Debt securities issued by U.S. government agencies	3,516	5	–	–	3,516	5

	12,040	53	–	–	12,040	53
Equities by industry:
Healthcare	137	15	529	57	666	72
Financial services	511	116	14	4	525	120
Oil and gas	438	117	–	–	438	117
Other	1,059	209	1,209	245	2,268	454

	2,145	457	1,752	306	3,897	763
Certificates of deposit	2,048	2	–	–	2,048	2

	$16,233	$512	$1,752	$306	$17,985	$818

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10 – INSURANCE SUBSIDIARY INVESTMENTS (Continued)

December 31, 2010	Less than one year		One year or greater		Total
(In thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Debt securities:
Corporate bonds	$5,003	$36	$678	$4	$5,681	$40
Debt securities issued by U.S. government agencies	5,635	27	–	–	5,635	27

	10,638	63	678	4	11,316	67
Equities by industry:
Healthcare	361	11	874	224	1,235	235
Financial services	199	17	150	49	349	66
Oil and gas	114	31	251	6	365	37
Other	855	109	1,215	160	2,070	269

	1,529	168	2,490	439	4,019	607
Certificates of deposit	2,503	2	–	–	2,503	2

	$14,670	$233	$3,168	$443	$17,838	$676

The unrealized losses on equities totaling $0.8 million at December 31, 2011 were due generally to market fluctuations. Accordingly, the Company believes these unrealized losses are temporary in nature.

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

The Company considered the severity and duration of its unrealized losses and recognized $0.2 million, $0.7 million and $0.4 million pretax other-than-temporary impairments in 2011, 2010 and 2009, respectively, for various investments held in its insurance subsidiary investment portfolio. These investments were determined to be impaired after considering the duration of the declines in value and the likelihood of near term price recovery of each investment. Because the Company considered the remaining unrealized losses at December 31, 2011 and 2010 to be temporary, the Company did not record any additional impairment losses related to these investments.

As a result of improved professional liability underwriting results of the Company’s limited purpose insurance subsidiary, the Company received distributions of $3.5 million in 2011, $21.8 million in 2010 and $34.0 million in 2009 from its limited purpose insurance subsidiary in accordance with applicable regulations. These distributions had no impact on earnings and the proceeds were used primarily to repay borrowings under the Company’s revolving credit facility.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11 – LEASES

The Company leases real estate and equipment under cancelable and non-cancelable arrangements. The following table sets forth rent expense by business segment (in thousands):

	Year ended December 31,
	2011	2010	2009
Hospital division:
Buildings:
Ventas	$94,320	$93,372	$91,218
Other landlords	62,047	33,172	31,501
Equipment	32,965	26,442	24,775

	189,332	152,986	147,494
Nursing center division:
Buildings:
Ventas	156,581	156,101	152,436
Other landlords	39,670	39,825	39,876
Equipment	2,305	2,179	2,523

	198,556	198,105	194,835
Rehabilitation division:
Skilled nursing rehabilitation services:
Buildings	729	67	68
Equipment	5,546	5,577	5,416

	6,275	5,644	5,484
Hospital rehabilitation services:
Buildings	120	4	4
Equipment	108	102	110

	228	106	114
Home health and hospice division:
Buildings	1,199	374	173
Equipment	167	12	7

	1,366	386	180
Corporate:
Buildings	3,356	107	99
Equipment	144	38	42

	3,500	145	141

	$399,257	$357,372	$348,248

Various facility leases include contingent annual rent escalators based upon a change in the Consumer Price Index or other agreed upon terms such as a patient revenue test. These contingent rents are included in rent expense in the year incurred. The Company recorded contingent rent of $1.1 million, $0.6 million and $0.5 million for the years ended December 31, 2011, 2010 and 2009, respectively.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11 – LEASES (Continued)

Future minimum payments under non-cancelable operating leases are as follows (in thousands):

	Minimum payments
	Ventas	Other	Total
2012	$259,552	$118,650	$378,202
2013	190,594	109,948	300,542
2014	157,931	102,903	260,834
2015	64,221	97,245	161,466
2016	17,045	93,081	110,126
Thereafter	22,027	343,146	365,173

At December 31, 2011, the Company leased from Ventas and its affiliates 38 LTAC hospitals and 159 nursing and rehabilitation centers under four master lease agreements (the “Master Lease Agreements”) and one LTAC hospital under a separate lease agreement. There are several bundles of leased properties under each Master Lease Agreement, with each bundle containing approximately six to 20 leased properties.

The Master Lease Agreements require that the Company renew all or none of the facilities by specified renewal bundles. The following chart sets forth the current lease renewals under the Master Lease Agreements:

			Facility renewals
Renewal Group	Expiration date	Renewal date	Nursing and rehabilitation centers	Hospitals	Renewal bundles
Group 1	April 30, 2013	October 31, 2011 – April 29, 2012	45	8	6
Group 2	April 30, 2013	October 31, 2011 – April 29, 2012	28	8	4
Group 3	April 30, 2015	October 31, 2013 – April 29, 2014	86	22	10

Renewal Group 1

The Group 1 facilities contain 45 nursing and rehabilitation centers (5,043 licensed beds) and eight LTAC hospitals (673 licensed beds). The current annual rents for the Group 1 facilities approximate $66 million. As noted above, the Group 1 facilities are grouped into six separate renewal bundles. At the Company’s option, the Group 1 facilities may be extended for one five-year renewal term beyond the current term at the greater of (1) the then existing rental rate plus the then existing escalation amount per annum or (2) the then fair market value rental rate.

Renewal Group 2

The Group 2 facilities contain 28 nursing and rehabilitation centers (3,275 licensed beds) and eight LTAC hospitals (1,009 licensed beds). The current annual rents for the Group 2 facilities approximate $57 million. As noted above, the Group 2 facilities are grouped into four separate renewal bundles. At the Company’s option, the Group 2 facilities may be extended for one five-year renewal term beyond the base term at the then existing rental rate plus the then existing escalation amount per annum.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11 – LEASES (Continued)

Renewal Group 3

In 2009, the Company entered into agreements with Ventas to renew all of the facilities in Group 3 for an additional five years. The current term for the Group 3 facilities expires on April 30, 2015.

The Company may further extend the term of the Group 3 facilities for two additional five-year renewal terms beyond the current renewal term at the greater of (1) the then existing rental rate plus the then existing escalation amount per annum or (2) the then fair market value rental rate. Upon any such renewal, the fair market value rental rate is determined through an appraisal procedure described in the Master Lease Agreements.

Potential renewal of Group 1 and Group 2 facilities

As noted above, the Company has until April 30, 2012 to renew the Group 1 and Group 2 facilities. The Company has announced that it intends to renew three renewal bundles containing 19 nursing and rehabilitation centers and six LTAC hospitals from the Group 1 and Group 2 facilities (collectively, the “Renewal Facilities”). The Renewal Facilities contain 2,178 licensed nursing and rehabilitation center beds and 616 licensed hospital beds and generated revenues of approximately $434 million for the year ended December 31, 2011. The current annual rent for the Renewal Facilities approximates $46 million.

The Company also has announced that it does not intend to renew seven renewal bundles containing 54 nursing and rehabilitation centers and ten LTAC hospitals (collectively, the “Expiring Facilities”). The Expiring Facilities contain 6,140 licensed nursing and rehabilitation center beds and 1,066 licensed hospital beds and generated revenues of approximately $790 million for the year ended December 31, 2011. The current annual rent for the Expiring Facilities approximates $77 million. The Company will continue to operate the Expiring Facilities and include the Expiring Facilities in its results from continuing operations through the expiration of the lease term in April 2013.

Conditions to effectiveness of renewals

The Company may not extend the Master Lease Agreements beyond the base term or any previously exercised renewal term if, at the time the Company seeks such extension and at the time such extension takes effect, (1) an event of default has occurred and is continuing or (2) a Medicare/Medicaid event of default and/or a licensed bed event of default has occurred and is continuing with respect to three or more leased properties subject to a particular Master Lease Agreement. The base term and renewal term of each Master Lease Agreement are subject to termination upon default by the Company (subject to certain exceptions) and certain other conditions described in the Master Lease Agreements.

Rent appraisal process and the Company’s right to revoke such renewals

On November 29, 2011, the Company provided Ventas with a notice to renew the leases for 13 nursing and rehabilitation centers and three LTAC hospitals. These facilities are grouped into two separate renewal bundles, one containing six nursing and rehabilitation centers and two LTAC hospitals and the other containing seven nursing and rehabilitation centers and one LTAC hospital. Under the Master Lease Agreements, Ventas initiated an appraisal process to establish a new fair market rental (as defined in the Master Lease Agreements) (“FMR”) for one of these bundles containing six nursing and rehabilitation centers and two LTAC hospitals.

Under the appraisal process, an independent appraiser determines the FMR for this renewal bundle and each property within such renewal bundle. Once FMR is determined, the appraiser sends to both parties

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11 – LEASES (Continued)

Rent appraisal process and the Company’s right to revoke such renewals (Continued)

simultaneously the aggregate FMR for this renewal bundle and the FMR for each property within the bundle. Ventas, in its sole discretion, then determines whether (1) to accept the appraised FMR for the renewal bundle in the aggregate or (2) make no changes to the current base rent and contingent annual rent escalator for the renewal bundle. If Ventas selects the new FMR for a renewal bundle, then the new FMR would become effective on May 1, 2013 unless the Company elects to revoke its renewal.

A final independent appraiser has been selected. The independent appraiser will have until April 7, 2012 to complete its determination of FMR, including the contingent annual rent escalator. Ventas, in its sole discretion, is then permitted to determine with respect to the renewal bundle whether to accept the new FMR or retain the current base rent and contingent annual rent escalator.

Since Ventas has initiated the appraisal process for this renewal bundle, the Company may revoke the renewal only for that bundle, whether or not the independent appraiser has completed its determination of FMR. The Company’s renewal revocation can be made at any time until the earlier of July 31, 2012 or 15 days after the independent appraiser’s report determining FMR has been completed.

The determination of FMR requires certain levels of subjectivity and judgment related to the many variables that may be considered under the circumstances. As a result, it is important for investors to consider the possibility of a wide range of outcomes with respect to the appraisal process.

NOTE 12 – LONG-TERM DEBT

Capitalization

A summary of long-term debt at December 31 follows (in thousands):

	2011	2010
Term Loan Facility, net of unamortized original issue discount of $6.4 million	$690,083	$–
Notes	550,000	–
ABL Facility	293,500	–
Revolving credit facility due 2012	–	365,000
Capital lease obligations	3,945	–
Other	4,974	647

Total debt, average life of 6 years (weighted average rate 6.0% for 2011 and 2.8% for 2010)	1,542,502	365,647
Amounts due within one year	(10,620)	(91)

Long-term debt	$1,531,882	$365,556

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12 – LONG-TERM DEBT (Continued)

Capitalization (Continued)

The following table summarizes scheduled maturities of long-term debt for the years 2012 through 2016 (in thousands):

	Term Loan Facility	Notes	ABL Facility	Capital leases	Other	Total
2012	$7,000	$–	$–	$3,292	$328	$10,620
2013	7,000	–	–	648	335	7,983
2014	7,000	–	–	5	342	7,347
2015	7,000	–	–	–	3,836	10,836
2016	7,000	–	293,500	–	123	300,623

The estimated fair value of the Company’s long-term debt approximated $1.4 billion at December 31, 2011 and $365.6 million at December 31, 2010.

New credit facilities and notes

In connection with the RehabCare Merger, the Company entered into the New Credit Facilities and successfully completed a private placement of the Notes. The Company used proceeds from the New Credit Facilities and the Notes to pay the Merger Consideration, repay all amounts outstanding under the Company’s and RehabCare’s previous credit facilities and to pay transaction costs. The amounts outstanding under the Company’s and RehabCare’s former credit facilities that were repaid at the RehabCare Merger closing were $390.0 million and $345.4 million, respectively. The New Credit Facilities have incremental facility capacity in an aggregate amount between the two facilities of $200 million, subject to meeting certain conditions, including a specified senior secured leverage ratio. In connection with these new credit arrangements, the Company paid $46.2 million of lender fees related to debt issuance that were capitalized as deferred financing costs and paid $13.1 million of other financing costs that were charged to interest expense.

All obligations under the New Credit Facilities are fully and unconditionally guaranteed, subject to certain exceptions, by substantially all of the Company’s existing and future direct and indirect domestic 100% owned subsidiaries, as well as certain non-100% owned domestic subsidiaries as the Company may determine from time to time in its sole discretion. The Notes are guaranteed by substantially all of the Company’s domestic 100% owned subsidiaries.

The agreements governing the New Credit Facilities and the indenture governing the Notes include a number of restrictive covenants that, among other things and subject to certain exceptions and baskets, impose operating and financial restrictions on the Company and certain of its subsidiaries. In addition, the Company is required to comply with a minimum fixed charge coverage ratio and a maximum total leverage ratio under the New Credit Facilities. These financing agreements governing the New Credit Facilities and the indenture governing the Notes also contain customary affirmative covenants and events of default.

ABL Facility

The ABL Facility has a five-year tenor and is secured by a first priority lien on eligible accounts receivable, cash, deposit accounts, and certain other assets and property and proceeds from the foregoing (the “First Priority ABL Collateral”). The ABL Facility has a second priority lien on substantially all of the Company’s other assets and properties. As of December 31, 2011, the Company had $293.5 million outstanding under the ABL Facility. In addition, approximately $13 million of letters of credit were issued under the ABL Facility to replace outstanding letters of credit previously issued by RehabCare under its terminated credit facility.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12 – LONG-TERM DEBT (Continued)

ABL Facility (Continued)

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

Term Loan Facility

The Term Loan Facility has a tenor of seven years and is secured by a first priority lien on substantially all of the Company’s assets and properties other than the First Priority ABL Collateral and a second priority lien on the First Priority ABL Collateral. The Term Loan Facility net proceeds totaled $693.0 million, net of a $7.0 million original issue discount that will be amortized over the tenor of the Term Loan Facility.

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

Notes

In connection with the RehabCare Merger, the Company completed a private placement of the Notes.

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

Pursuant to a registration rights agreement, the Company filed with the SEC a registration statement related to an offer to exchange the Notes for an issue of SEC-registered notes with substantially identical terms. The exchange offer commenced on October 13, 2011 and was completed on November 10, 2011.

Interest rate swaps

In December 2011, the Company entered into two interest rate swap agreements to hedge the Company’s floating interest rate on an aggregate of $225.0 million of outstanding Term Loan Facility debt. The interest rate swaps have an effective date of January 9, 2012, and expire on January 11, 2016. The Company is required to make payments based upon a fixed interest rate of 1.8925% calculated on the notional amount of $225.0 million. In exchange, the Company will receive interest on $225.0 million at a variable interest rate that is based upon the three-month LIBOR rate, subject to a minimum rate of 1.5%.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12 – LONG-TERM DEBT (Continued)

Interest rate swaps (Continued)

The interest rate swaps were assessed for hedge effectiveness for accounting purposes at inception and at December 31, 2011, and will be assessed in the future at regular intervals throughout the life of the derivatives. The Company determined the interest rate swaps were effective hedges at inception and at December 31, 2011. The fair value change of the interest rate swaps was $0.8 million and was recorded as an accrued liability at December 31, 2011.

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

Professional liability risks – The Company has provided for loss for professional liability risks based upon management’s best available information including actuarially determined estimates. Ultimate claims costs may differ from the provisions for loss. See Notes 5 and 9.

Income taxes – The Company is subject to various federal and state income tax audits in the ordinary course of business. Such audits could result in increased tax payments, interest and penalties.

Litigation – The Company is a party to various legal actions (some of which are not insured), and regulatory and other governmental audits and investigations in the ordinary course of business. The Company cannot predict the ultimate outcome of pending litigation and regulatory and other governmental audits and investigations. These matters could potentially subject the Company to sanctions, damages, recoupments, fines and other penalties. The U.S. Department of Justice, CMS or other federal and state enforcement and regulatory agencies may conduct additional investigations related to the Company’s businesses in the future that may, either individually or in the aggregate, have a material adverse effect on the Company’s business, financial position, results of operations and liquidity. See Note 20.

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

Plan descriptions

The Company maintains plans under which approximately 13 million service-based restricted shares, performance-based restricted shares and options to purchase common stock may be granted to directors, officers and other key employees. Exercise provisions vary, but most stock options are exercisable in whole or in part beginning one to four years after grant and ending seven to ten years after grant. Shares of common stock available for future grants were 3,513,109, 1,049,230 and 1,699,946 at December 31, 2011, 2010 and 2009, respectively.

Stock options

There were no stock option grants during the years ended December 31, 2011 or December 31, 2010.

The fair value of each stock option is estimated at the date of grant using a Black-Scholes option valuation model with the following weighted average assumptions for stock option grants in 2009:

Risk-free interest rate	1.75%
Expected dividend yield	None
Expected term	5 years
Expected volatility	50%
Weighted average fair value at grant date	$6.45

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

At December 31, 2011, unearned compensation costs related to non-vested stock options aggregated $0.1 million. These costs will be expensed over the remaining weighted average vesting period of approximately one year. Compensation expense related to stock options approximated $0.3 million ($0.2 million net of income taxes) for the year ended December 31, 2011, $1.2 million ($1.0 million net of income taxes) for the year ended December 31, 2010 and $2.7 million ($2.3 million net of income taxes) for the year ended December 31, 2009.

Activity in the various plans is summarized below:

	Shares under option	Option price per share	Weighted average exercise price
Balances, December 31, 2010	3,365,728	$4.89 to $28.41	$18.56
Exercised	(242,135)	7.38 to 22.08	14.00
Canceled	(70,486)	8.43 to 25.83	17.79

Balances, December 31, 2011	3,053,107	$4.89 to $28.41	$18.94

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14 – CAPITAL STOCK (Continued)

Stock options (Continued)

The intrinsic value of the stock options exercised during 2011 approximated $2.8 million, was immaterial for 2010 and approximated $0.6 million for 2009. Cash received from stock option exercises in 2011, 2010 and 2009 totaled $3.0 million, $0.1 million and $1.0 million, respectively.

A summary of stock options outstanding at December 31, 2011 follows:

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding at December 31, 2011	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable at December 31, 2011	Weighted average exercise price
$4.89 to $8.44	167,199	1 year	$7.89	167,199	$7.89
$11.53 to $15.29	816,862	2 years	14.51	711,235	14.48
$16.81 to $22.72	983,102	2 years	18.48	983,102	18.48
$23.25 to $28.41	1,085,944	1 year	24.39	1,085,944	24.39

	3,053,107	2 years	$18.94	2,947,480	$19.09

The intrinsic value of the stock options outstanding and stock options that are exercisable as of December 31, 2011 each approximated $0.7 million.

Service-based restricted shares

At December 31, 2011, unearned compensation costs related to non-vested service-based restricted shares aggregated $7.0 million. These costs will be expensed over the remaining weighted average vesting period of approximately three years. Compensation expense related to these awards approximated $7.1 million ($4.4 million net of income taxes) for the year ended December 31, 2011, $6.1 million ($3.8 million net of income taxes) for the year ended December 31, 2010 and $5.9 million ($3.6 million net of income taxes) for the year ended December 31, 2009.

A summary of non-vested service-based restricted shares follows:

	Non-vested service-based restricted shares	Weighted average fair value at date of grant
Balances, December 31, 2010	699,017	$20.32
Granted	402,283	23.36
Vested	(296,285)	23.49
Canceled	(28,520)	19.84

Balances, December 31, 2011	776,495	$20.70

The fair value of restricted shares vested during 2011, 2010 and 2009 was $7.0 million, $5.9 million and $5.4 million, respectively.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14 – CAPITAL STOCK (Continued)

Performance-based restricted shares

Performance-based restricted share awards vest over a three-year period based upon the attainment of various performance measures in each performance period. Compensation expense related to these awards approximated $5.4 million ($3.3 million net of income taxes) for the year ended December 31, 2011, $3.4 million ($2.1 million net of income taxes) for the year ended December 31, 2010 and $1.3 million ($0.8 million net of income taxes) for the year ended December 31, 2009.

A summary of non-vested performance-based restricted shares follows:

	Non-vested performance-based restricted shares	Weighted average fair value at date of grant
Balances, December 31, 2010	433,983
Granted	249,174	$24.50
Vested	(186,762)	18.01
Canceled	(16,330)	$24.50

Balances, December 31, 2011	480,065

The performance measures and fair value for each vesting period of a performance-based restricted share award are established annually. The performance measures and fair value for the non-vested performance-based restricted shares have not been established for vesting periods with performance measures determined after December 31, 2011.

NOTE 15 – EMPLOYEE BENEFIT PLANS

The Company maintains defined contribution retirement plans covering employees who meet certain minimum eligibility requirements. Benefits are determined as a percentage of a participant’s contributions and generally are vested based upon length of service. Retirement plan expense was $6.0 million for 2011, $2.5 million for 2010 and $9.7 million for 2009. During 2010, the Company reduced the benefits under the plans. Amounts equal to retirement plan expense are funded annually.

NOTE 16 – ACCRUED LIABILITIES

A summary of other accrued liabilities at December 31 follows (in thousands):

	2011	2010
Taxes other than income	$51,901	$40,318
Patient accounts	42,782	34,735
Accrued interest	12,836	485
Other	23,174	11,474

	$130,693	$87,012

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

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 17 – FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)

The Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis and any associated losses for the years ended December 31, 2011 and 2010 are summarized below (in thousands):

	Fair value measurements			Assets/ liabilities at fair value	Total losses
	Level 1	Level 2	Level 3
December 31, 2011:
Recurring:
Assets:
Available-for-sale debt securities:
Corporate bonds	$–	$23,249	$–	$23,249	$–
Debt securities issued by U.S. government agencies	–	18,288	–	18,288	–
U.S. Treasury notes	3,877	–	–	3,877	–
Debt securities issued by foreign governments	–	633	–	633	–
Commercial mortgage-backed securities	–	143	–	143	–

	3,877	42,313	–	46,190	–
Available-for-sale equity securities	11,679	–	–	11,679	–
Money market funds	6,263	–	–	6,263	–
Certificates of deposit	–	3,906	–	3,906	–

Total available-for-sale investments	21,819	46,219	–	68,038	–
Deposits held in money market funds	353	3,643	–	3,996	–

	$22,172	$49,862	$–	$72,034	$–

Liabilities:
Interest rate swaps	$–	$(815)	$–	$(815)	$–

Non-recurring:
Assets:
Hospital available for sale	$–	$–	$1,200	$1,200	$(1,490)
Property and equipment	–	–	6,604	6,604	(22,836)
Goodwill – nursing and rehabilitation centers	–	–	–	–	(6,080)
Goodwill – skilled nursing rehabilitation services	–	–	107,026	107,026	(45,999)
Intangible assets – certificates of need	–	–	1,000	1,000	(54,366)

	$–	$–	$115,830	$115,830	$(130,771)

Liabilities	$–	$–	$–	$–	$–

December 31, 2010:
Recurring:
Assets:
Available-for-sale debt securities:
Corporate bonds	$–	$32,676	$–	$32,676	$–
Debt securities issued by U.S. government agencies	–	17,992	–	17,992	–
U.S. Treasury notes	2,493	–	–	2,493	–
Debt securities issued by foreign governments	–	2,096	–	2,096	–
Commercial mortgage-backed securities	–	326	–	326	–

	2,493	53,090	–	55,583	–
Available-for-sale equity securities	12,011	–	–	12,011	–
Money market funds	2,581	–	–	2,581	–
Certificates of deposit	–	5,705	–	5,705	–

Total available-for-sale investments	17,085	58,795	–	75,880	–
Deposits held in money market funds	7,238	3,001	–	10,239	–

	$24,323	$61,796	$–	$86,119	$–

Liabilities	$–	$–	$–	$–	$–

Non-recurring:
Assets:
Hospitals available for sale	$–	$–	$5,605	$5,605	$(3,057)

Liabilities	$–	$–	$–	$–	$–

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 17 – FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)

Recurring measurements

The Company’s available-for-sale investments are held by its limited purpose insurance subsidiary and consist of debt securities, equities, money market funds and certificates of deposit. These available-for-sale investments and the insurance subsidiary’s cash and cash equivalents of $116.7 million as of December 31, 2011 and $102.1 million as of December 31, 2010, classified as insurance subsidiary investments, are maintained for the payment of claims and expenses related to professional liability and workers compensation risks.

The Company also has available-for-sale investments totaling $4.1 million related to a deferred compensation plan that is maintained for certain of the Company’s current and former employees.

The Company’s deposits held in money market funds consist primarily of cash and cash equivalents held for general corporate purposes.

The fair value of actively traded debt and equity securities and money market funds are based upon quoted market prices and are generally classified as Level 1. The fair value of inactively traded debt securities and certificates of deposit are based upon either quoted market prices of similar securities or observable inputs such as interest rates using either a market or income valuation approach and are generally classified as Level 2. The Company’s investment advisors obtain and review pricing for each security. The Company is responsible for the determination of fair value and as such the Company reviews the pricing information from its advisors in determining reasonable estimates of fair value. Based upon the Company’s internal review procedures, there were no adjustments to the prices during 2011 or 2010.

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments. The carrying value is equal to fair value for financial instruments that are based upon quoted market prices or current market rates.

	2011		2010
(In thousands)	Carrying value	Fair value	Carrying value	Fair value
Cash and cash equivalents	$41,561	$41,561	$17,168	$17,168
Cash–restricted	5,551	5,551	5,494	5,494
Insurance subsidiary investments	180,652	180,652	177,963	177,963
Tax refund escrow investments	211	211	213	213
Long-term debt, including amounts due within one year (excluding capital lease obligations totaling $3.9 million at December 31, 2011)	1,538,557	1,406,751	365,647	365,640

Non-recurring measurements

On July 29, 2011, CMS issued the 2011 CMS Rules. In connection with the Company’s preparation of its third quarter operating results, the Company determined that the impact of the 2011 CMS Rules was a triggering event in the third quarter of 2011 and accordingly tested the recoverability of its nursing and rehabilitation centers reporting unit goodwill and intangible assets and property and equipment asset groups impacted by the reduced Medicare payments. The Company recorded pretax impairment charges aggregating $26.7 million in the third quarter of 2011. The charges included $6.1 million of goodwill (which represented the entire nursing and rehabilitation centers reporting unit goodwill) and $20.6 million of property and equipment. In addition, the Company recorded pretax impairment charges in the fourth quarter of 2011 aggregating $2.2 million of property and equipment expended in the same nursing and rehabilitation center asset groups. These charges reflected the

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 17 – FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)

Non-recurring measurements (Continued)

amount by which the carrying value of certain assets exceeded their estimated fair value. The fair value of goodwill was measured using both Level 2 and Level 3 inputs such as discounted cash flows, market multiple analysis, replacement costs and sales comparison methodologies. The fair value of property and equipment was measured using Level 3 inputs such as replacement costs factoring in depreciation, economic obsolesce and inflation trends.

Since the effective date of the 2011 CMS Rules on October 1, 2011, the estimated negative impact from changes in the reimbursement of group rehabilitation therapy services to Medicare beneficiaries has been greater than expected. During the fourth quarter of 2011, the Company lowered its cash flow expectations for its skilled nursing rehabilitation services reporting unit, causing the carrying value of goodwill of this reporting unit to exceed its estimated fair value in testing the recoverability of goodwill. As a result, the Company recorded a pretax impairment charge of $46.0 million in the fourth quarter of 2011. The impairment charge did not impact the Company’s cash flows or liquidity. The fair value of goodwill was measured using both Level 2 and Level 3 inputs such as discounted cash flows, market multiple analysis, replacement costs and sales comparison methodologies.

At December 31, 2011, the carrying value of the Company’s certificates of need intangible assets exceeded its fair value as a result of a declining earnings and cash flows related to five hospitals and two co-located nursing and rehabilitation centers in Massachusetts, all of which were acquired in 2006. The declining earnings and cash flows are attributable to a difficult LTAC operating environment in Massachusetts in which the Company has been unable to achieve consistent operating results, as well as automatic future Medicare reimbursement reductions triggered in December 2011 by the Budget Control Act of 2011. In addition, the Company decided in the fourth quarter of 2011 to close one of the five hospitals. The Company reviewed other long-lived assets related to these five hospitals and two co-located nursing and rehabilitation centers and determined there was no impairment. The fair value of the assets were measured using Level 3 unobservable inputs using both a replacement cost methodology and an excess earnings method, a form of discounted cash flows, which is based upon the concept that net after-tax cash flows provide a return supporting all of the assets of a business enterprise.

In December 2011, the Company reduced the fair value of a hospital held for sale based upon a pending offer, resulting in a pretax loss of $1.5 million recorded in continuing operations. The primary reason for the reduction was the general deterioration in the real estate market where the hospital is located. The fair value of the asset was measured using the Level 2 observable input of the pending offer.

The fair value of the derivative liability associated with the interest rate swaps is estimated using industry-standard valuation models, which are Level 2 measurements. Such models project future cash flows and discount the future amounts to a present value using market-based observable inputs, including interest rate curves. See Note 12.

In December 2010, the Company reduced the fair value of hospitals held for sale, resulting in a pretax loss of $3.1 million recorded in discontinued operations. The primary reason for the reduction was the general deterioration in the real estate markets where the hospitals are located. The fair value of the assets were measured using Level 3 unobservable inputs, including sales comparisons of similar properties in the same geographic market or region.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 18 – NONCONTROLLING INTERESTS

As of December 31, 2011, the Company had ownership ranging from 51% to 99% in various joint ventures.

During 2011, the Company completed two joint venture buyouts, one a full buyout and the other a partial buyout. In accordance with the authoritative guidance of noncontrolling interests, these payments have been accounted for as equity transactions. The following table discloses the effects on the Company’s equity for the year ended December 31, 2011 related to these buyouts in the Company’s ownership interest in consolidated subsidiaries (amounts in thousands):

Decrease in carrying value of noncontrolling interests for purchase of noncontrolling interests in subsidiaries	$6,297
Decrease in Company’s capital in excess of par value for purchase of noncontrolling interests in subsidiaries	995

Total cash consideration paid in exchange for purchase of noncontrolling interests	$7,292

Redeemable noncontrolling interests as of December 31, 2011 represent the minority ownership interests containing put rights in connection with the RehabCare Merger.

NOTE 19 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The accompanying condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X, Rule 3-10, “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered.” The Company’s Notes issued on June 1, 2011, are fully and unconditionally guaranteed, subject to certain exceptions, by substantially all of the Company’s domestic 100% owned subsidiaries. The equity method has been used with respect to the parent company’s investment in subsidiaries.

The following condensed consolidating financial data present the financial position of the parent company/issuer, the guarantor subsidiaries and the non-guarantor subsidiaries as of December 31, 2011 and December 31, 2010, and the respective results of operations and cash flows for the years ended December 31, 2011, 2010 and 2009.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 19 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Condensed Consolidating Statement of Operations

	Year ended December 31, 2011
(In thousands)	Parent company/ issuer	Guarantor subsidiaries	Non-guarantor subsidiaries	Consolidating and eliminating adjustments	Consolidated
Revenues	$–	$5,309,228	$299,760	$(87,225)	$5,521,763

Salaries, wages and benefits	467	3,159,913	95,435	–	3,255,815
Supplies	–	381,078	20,936	–	402,014
Rent	3	381,551	17,703	–	399,257
Other operating expenses	85	1,100,218	151,402	(87,225)	1,164,480
Other income	–	(11,191)	–	–	(11,191)
Impairment charges	–	129,281	–	–	129,281
Depreciation and amortization	–	158,002	7,592	–	165,594
Management fees	(555)	(8,014)	8,569	–	–
Intercompany interest (income) expense from affiliates	(88,234)	79,779	8,455	–	–
Interest expense (income)	80,181	(10,813)	11,551	–	80,919
Investment income	–	(113)	(918)	–	(1,031)
Equity in net loss of consolidating affiliates	58,528	–	–	(58,528)	–

	50,475	5,359,691	320,725	(145,753)	5,585,138

Loss from continuing operations before income taxes	(50,475)	(50,463)	(20,965)	58,528	(63,375)
Provision (benefit) for income taxes	3,006	(4,753)	(5,357)	–	(7,104)

Loss from continuing operations	(53,481)	(45,710)	(15,608)	58,528	(56,271)
Income from discontinued operations, net of income taxes	–	2,552	–	–	2,552

Net loss	(53,481)	(43,158)	(15,608)	58,528	(53,719)
Loss attributable to noncontrolling interests	–	–	238	–	238

Loss attributable to Kindred	$(53,481)	$(43,158)	$(15,370)	$58,528	$(53,481)

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 19 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Condensed Consolidating Statement of Operations (Continued)

	Year ended December 31, 2010
(In thousands)	Parent company/ issuer	Guarantor subsidiaries	Non-guarantor subsidiaries	Consolidating and eliminating adjustments	Consolidated
Revenues	$–	$4,357,650	$77,201	$(75,154)	$4,359,697

Salaries, wages and benefits	331	2,505,359	–	–	2,505,690
Supplies	1	342,196	–	–	342,197
Rent	3	357,369	–	–	357,372
Other operating expenses	72	953,496	70,195	(75,154)	948,609
Other income	–	(11,422)	–	–	(11,422)
Depreciation and amortization	–	121,552	–	–	121,552
Management fees	(407)	407	–	–	–
Intercompany interest (income) expense from affiliates	(34,023)	34,023	–	–	–
Interest expense	6,954	136	–	–	7,090
Investment income	–	(89)	(1,156)	–	(1,245)
Equity in net income of consolidating affiliates	(39,843)	–	–	39,843	–

	(66,912)	4,303,027	69,039	(35,311)	4,269,843

Income from continuing operations before income taxes	66,912	54,623	8,162	(39,843)	89,854
Provision for income taxes	10,421	20,359	2,928	–	33,708

Income from continuing operations	56,491	34,264	5,234	(39,843)	56,146
Discontinued operations, net of income taxes:
Income from operations	–	798	–	–	798
Loss on divestiture of operations	–	(453)	–	–	(453)

Income from discontinued operations	–	345	–	–	345

Net income	$56,491	$34,609	$5,234	$(39,843)	$56,491

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 19 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Condensed Consolidating Statement of Operations (Continued)

	Year ended December 31, 2009
(In thousands)	Parent company/ issuer	Guarantor subsidiaries	Non-guarantor subsidiaries	Consolidating and eliminating adjustments	Consolidated
Revenues	$–	$4,268,082	$70,381	$(68,456)	$4,270,007

Salaries, wages and benefits	340	2,482,746	–	–	2,483,086
Supplies	–	333,056	–	–	333,056
Rent	–	348,248	–	–	348,248
Other operating expenses	15	914,755	39,891	(68,456)	886,205
Other income	–	(11,512)	–	–	(11,512)
Depreciation and amortization	–	125,730	–	–	125,730
Management fees	(355)	355	–	–	–
Intercompany interest (income) expense from affiliates	(34,269)	34,269	–	–	–
Interest expense	7,746	134	–	–	7,880
Investment income	–	(678)	(3,735)	–	(4,413)
Equity in net income of consolidating affiliates	(23,799)	–	–	23,799	–

	(50,322)	4,227,103	36,156	(44,657)	4,168,280

Income from continuing operations before income taxes	50,322	40,979	34,225	(23,799)	101,727
Provision for income taxes	10,211	16,858	12,046	–	39,115

Income from continuing operations	40,111	24,121	22,179	(23,799)	62,612
Discontinued operations, net of income taxes:
Income from operations	–	931	–	–	931
Loss on divestiture of operations	–	(23,432)	–	–	(23,432)

Loss from discontinued operations	–	(22,501)	–	–	(22,501)

Net income	$40,111	$1,620	$22,179	$(23,799)	$40,111

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 19 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Condensed Consolidating Balance Sheet

	As of December 31, 2011
(In thousands)	Parent company/ issuer	Guarantor subsidiaries	Non-guarantor subsidiaries	Consolidating and eliminating adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$–	$21,825	$19,736	$–	$41,561
Cash – restricted	–	5,551	–	–	5,551
Insurance subsidiary investments	–	–	70,425	–	70,425
Accounts receivable, net	–	908,100	86,600	–	994,700
Inventories	–	28,220	2,840	–	31,060
Deferred tax assets	–	17,785	–	–	17,785
Income taxes	–	39,513	–	–	39,513
Other	–	30,489	2,198	–	32,687

	–	1,051,483	181,799	–	1,233,282

Property and equipment, net	–	1,007,187	51,854	–	1,059,041
Goodwill	–	815,787	268,868	–	1,084,655
Intangible assets, net	–	420,468	26,739	–	447,207
Assets held for sale	–	5,612	–	–	5,612
Insurance subsidiary investments	–	–	110,227	–	110,227
Investment in subsidiaries	266,817	–	–	(266,817)	–
Other	52,623	92,231	53,615	–	198,469

	$319,440	$3,392,768	$693,102	$(266,817)	$4,138,493

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$102	$196,326	$20,373	$–	$216,801
Salaries, wages and other compensation	43	371,022	36,428	–	407,493
Due to third party payors	–	37,306	–	–	37,306
Professional liability risks	–	3,582	42,428	–	46,010
Other accrued liabilities	–	121,959	8,734	–	130,693
Income taxes	–	329	(329)	–	–
Long-term debt due within one year	7,000	96	3,524	–	10,620

	7,145	730,620	111,158	–	848,923
Long-term debt	1,526,583	460	4,839	–	1,531,882
Intercompany	(2,503,209)	2,169,985	333,224	–	–
Professional liability risks	–	108,853	108,864	–	217,717
Deferred tax liabilities	–	30,342	(12,387)	–	17,955
Deferred credits and other liabilities	–	130,466	61,305	–	191,771
Noncontrolling interests-redeemable	–	–	9,704	–	9,704
Commitments and contingencies
Equity:
Stockholders’ equity	1,288,921	222,042	44,775	(266,817)	1,288,921
Noncontrolling interests-nonredeemable	–	–	31,620	–	31,620

	1,288,921	222,042	76,395	(266,817)	1,320,541

	$319,440	$3,392,768	$693,102	$(266,817)	$4,138,493

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 19 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Condensed Consolidating Balance Sheet (Continued)

	As of December 31, 2010
(In thousands)	Parent company/ issuer	Guarantor subsidiaries	Non-guarantor subsidiaries	Consolidating and eliminating adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$–	$17,168	$–	$–	$17,168
Cash – restricted	–	5,494	–	–	5,494
Insurance subsidiary investments	–	–	76,753	–	76,753
Accounts receivable, net	–	631,612	265	–	631,877
Inventories	–	24,327	–	–	24,327
Deferred tax assets	–	13,439	–	–	13,439
Income taxes	–	42,118	–	–	42,118
Other	–	24,850	12	–	24,862

	–	759,008	77,030	–	836,038

Property and equipment, net	–	896,547	–	–	896,547
Goodwill	–	242,420	–	–	242,420
Intangible assets, net	–	92,883	–	–	92,883
Assets held for sale	–	7,167	–	–	7,167
Insurance subsidiary investments	–	–	101,210	–	101,210
Deferred tax assets	–	82,536	6,280	–	88,816
Investment in subsidiaries	329,657	–	–	(329,657)	–
Other	4,948	14,166	53,220	–	72,334

	$334,605	$2,094,727	$237,740	$(329,657)	$2,337,415

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$81	$172,296	$2,118	$–	$174,495
Salaries, wages and other compensation	44	268,481	22,591	–	291,116
Due to third party payors	–	27,115	–	–	27,115
Professional liability risks	–	2,385	39,170	–	41,555
Other accrued liabilities	–	87,012	–	–	87,012
Long-term debt due within one year	–	91	–	–	91

	125	557,380	63,879	–	621,384
Long-term debt	365,000	556	–	–	365,556
Intercompany	(1,062,279)	1,071,029	(8,750)	–	–
Professional liability risks	–	106,769	100,900	–	207,669
Deferred credits and other liabilities	–	64,712	46,335	–	111,047
Commitments and contingencies
Stockholders’ equity	1,031,759	294,281	35,376	(329,657)	1,031,759

	$334,605	$2,094,727	$237,740	$(329,657)	$2,337,415

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 19 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Condensed Consolidating Statement of Cash Flows

	Year ended December 31, 2011
(In thousands)	Parent company/ issuer	Guarantor subsidiaries	Non-guarantor subsidiaries	Consolidating and eliminating adjustments	Consolidated
Net cash provided by (used in) operating activities	$(34,018)	$175,419	$15,805	$(3,500)	$153,706

Cash flows from investing activities:
Routine capital expenditures	–	(128,976)	(3,927)	–	(132,903)
Development capital expenditures	–	(87,655)	–	–	(87,655)
Acquisitions, net of cash acquired	–	(745,630)	30,172	–	(715,458)
Sale of assets	–	1,714	–	–	1,714
Purchase of insurance subsidiary investments	–	–	(35,623)	–	(35,623)
Sale of insurance subsidiary investments	–	–	46,307	–	46,307
Net change in insurance subsidiary cash and cash equivalents	–	–	(14,213)	–	(14,213)
Change in other investments	–	1,003	–	–	1,003
Other	–	(512)	–	–	(512)

Net cash provided by (used in) investing activities	–	(960,056)	22,716	–	(937,340)

Cash flows from financing activities:
Proceeds from borrowings under revolving credit	2,126,800	–	–	–	2,126,800
Repayment of borrowings under revolving credit	(2,198,300)	–	–	–	(2,198,300)
Proceeds from issuance of senior unsecured notes	550,000	–	–	–	550,000
Proceeds from issuance of term loan, net of discount	693,000	–	–	–	693,000
Repayment of other long-term debt	(3,500)	(345,469)	(1,909)	–	(350,878)
Payment of deferred financing costs	(9,098)	–	–	–	(9,098)
Issuance of common stock	3,019	–	–	–	3,019
Purchase of noncontrolling interests in subsidiaries	–	–	(7,292)	–	(7,292)
Change in intercompany accounts	(1,128,679)	1,134,763	(6,084)	–	–
Insurance subsidiary distribution	–	–	(3,500)	3,500	–
Other	776	–	–	–	776

Net cash provided by (used in) financing activities	34,018	789,294	(18,785)	3,500	808,027

Change in cash and cash equivalents	–	4,657	19,736	–	24,393
Cash and cash equivalents at beginning of period	–	17,168	–	–	17,168

Cash and cash equivalents at end of period	$–	$21,825	$19,736	$–	$41,561

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 19 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Condensed Consolidating Statement of Cash Flows (Continued)

	Year ended December 31, 2010
(In thousands)	Parent company/ issuer	Guarantor subsidiaries	Non-guarantor subsidiaries	Consolidating and eliminating adjustments	Consolidated
Net cash provided by (used in) operating activities	$36,973	$198,901	$(4,086)	$(21,800)	$209,988

Cash flows from investing activities:
Routine capital expenditures	–	(108,896)	–	–	(108,896)
Development capital expenditures	–	(67,841)	–	–	(67,841)
Acquisitions	–	(279,794)	–	–	(279,794)
Sale of assets	–	649	–	–	649
Purchase of insurance subsidiary investments	–	–	(43,913)	–	(43,913)
Sale of insurance subsidiary investments	–	–	82,736	–	82,736
Net change in insurance subsidiary cash and cash equivalents	–	–	(8,521)	–	(8,521)
Change in other investments	–	2	–	–	2
Other	–	962	–	–	962

Net cash provided by (used in) investing activities	–	(454,918)	30,302	–	(424,616)

Cash flows from financing activities:
Proceeds from borrowings under revolving credit	2,030,800	–	–	–	2,030,800
Repayment of borrowings under revolving credit	(1,812,800)	–	–	–	(1,812,800)
Repayment of other long-term debt	–	(86)	–	–	(86)
Payment of deferred financing costs	(2,831)	–	–	–	(2,831)
Issuance of common stock	49	–	–	–	49
Change in intercompany accounts	(252,446)	256,862	(4,416)	–	–
Insurance subsidiary distribution	–	–	(21,800)	21,800	–
Other	255	106	–	–	361

Net cash provided by (used in) financing activities	(36,973)	256,882	(26,216)	21,800	215,493

Change in cash and cash equivalents	–	865	–	–	865
Cash and cash equivalents at beginning of period	–	16,303	–	–	16,303

Cash and cash equivalents at end of period	$–	$17,168	$–	$–	$17,168

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 19 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Condensed Consolidating Statement of Cash Flows (Continued)

	Year ended December 31, 2009
(In thousands)	Parent company/ issuer	Guarantor subsidiaries	Non-guarantor subsidiaries	Consolidating and eliminating adjustments	Consolidated
Net cash provided by (used in) operating activities	$49,255	$224,874	$(6,409)	$(34,000)	$233,720

Cash flows from investing activities:
Routine capital expenditures	–	(97,550)	–	–	(97,550)
Development capital expenditures	–	(48,058)	–	–	(48,058)
Acquisitions	–	(83,432)	–	–	(83,432)
Sale of assets	–	25,967		–	25,967
Purchase of insurance subsidiary investments	–	–	(103,477)	–	(103,477)
Sale of insurance subsidiary investments	–	–	122,410	–	122,410
Net change in insurance subsidiary cash and cash equivalents	–	–	22,005	–	22,005
Change in other investments	–	2,002	–	–	2,002
Other	–	3,538	–	–	3,538

Net cash provided by (used in) investing activities	–	(197,533)	40,938	–	(156,595)

Cash flows from financing activities:
Proceeds from borrowings under revolving credit	1,214,400	–	–	–	1,214,400
Repayment of borrowings under revolving credit	(1,416,100)	–	–	–	(1,416,100)
Repayment of other long-term debt	–	(81)	–	–	(81)
Payment of deferred financing costs	(855)	–	–	–	(855)
Issuance of common stock	957	–	–	–	957
Change in intercompany accounts	152,281	(151,752)	(529)	–	–
Insurance subsidiary distribution	–	–	(34,000)	34,000	–
Other	62	–	–	–	62

Net cash used in financing activities	(49,255)	(151,833)	(34,529)	34,000	(201,617)

Change in cash and cash equivalents	–	(124,492)	–	–	(124,492)
Cash and cash equivalents at beginning of period	–	140,795	–	–	140,795

Cash and cash equivalents at end of period	$–	$16,303	$–	$–	$16,303

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 20 – LEGAL AND REGULATORY PROCEEDINGS

The Company provides services in a highly regulated industry and has been subject to various legal actions (some of which are not insured) and regulatory and other governmental audits and investigations from time to time. These matters could (1) require the Company to pay substantial damages, fines, penalties or amounts in judgments or settlements, which individually or in the aggregate could exceed amounts, if any, that may be recovered under the Company’s insurance policies where coverage applies and is available; (2) cause the Company to incur substantial expenses; (3) require significant time and attention from the Company’s management; (4) subject the Company to sanctions; and (5) cause the Company to close or sell one or more facilities or otherwise modify the way the Company conducts business. The ultimate resolution of these matters, whether as a result of litigation or settlement, could have a material adverse effect on the Company’s business, financial position, results of operations and liquidity.

In accordance with authoritative accounting guidance related to loss contingencies, the Company records an accrued liability for litigation and regulatory matters that are both probable and can be reasonably estimated. Additional losses in excess of amounts accrued may be reasonably possible. The Company reviews loss contingencies that are reasonably possible and determines whether an estimate of the possible loss or range of loss, individually or in aggregate, can be disclosed in the Company’s consolidated financial statements. These estimates are based upon currently available information for those legal and regulatory proceedings in which the Company is involved, taking into account the Company’s best estimate of losses for those matters for which such estimate can be made. The Company’s estimates involve significant judgment, given that (1) damages sought in these legal and regulatory proceedings can be unsubstantiated or indeterminate; (2) discovery is not completed; (3) these legal and regulatory proceedings are in early stages; (4) the matters present legal uncertainties or evolving areas of law; (5) there are often significant facts in dispute; and (6) there is a wide range of possible outcomes. Accordingly, the Company’s estimated loss or range of loss may change from time to time, and actual losses may be more or less than the current estimate. At this time, no estimate of the possible loss or range of loss, individually or in the aggregate, in excess of the amounts accrued, if any, can be made regarding the matters described below.

Set forth below are descriptions of the Company’s significant legal proceedings.

Medicare and Medicaid payment reviews, audits and investigations – as a result of the Company’s participation in the Medicare and Medicaid programs, the Company faces and is currently subject to various governmental reviews, audits and investigations to verify the Company’s compliance with these programs and applicable laws and regulations. The Company is routinely subject to audits under various government programs, such as the CMS Recovery Audit Contractor program, in which third party firms engaged by CMS conduct extensive reviews of claims data and medical and other records to identify potential improper payments to healthcare providers under the Medicare program. In addition, the Company, like other nursing center operators and rehabilitation therapy service contractors, is subject to ongoing investigations by the U.S. Department of Health and Human Services Office of Inspector General into the billing of rehabilitation services provided to Medicare patients and general compliance with conditions of participation in the Medicare and Medicaid programs. Private pay sources such as third party insurance and managed care entities also often reserve the right to conduct audits. The Company’s costs to respond to and defend any such reviews, audits and investigations can be significant and are likely to increase in the current enforcement environment. These audits and investigations may require the Company to refund or retroactively adjust amounts that have been paid under the relevant government program or by other payors. Further, an adverse review, audit or investigation also could result in other adverse consequences, particularly if the underlying conduct is found to be pervasive or systemic. These consequences include (1) state or federal agencies imposing fines, penalties and other sanctions on the Company; (2) loss of the Company’s right to participate in the Medicare or Medicaid programs or one or more third party payor networks; and/or (3) damage to the Company’s reputation in various markets, which could adversely affect the Company’s ability to attract patients, residents and employees.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 20 – LEGAL AND REGULATORY PROCEEDINGS (Continued)

Whistleblower lawsuits – the Company is also subject to qui tam or “whistleblower” lawsuits under the False Claims Act and comparable state laws for allegedly submitting fraudulent bills for services to the Medicare and Medicaid programs. These lawsuits involve monetary damages, fines, attorneys’ fees and the award of bounties to private qui tam plaintiffs who successfully bring these lawsuits and to the respective government programs. The Company also could be subject to civil penalties (including the loss of the Company’s licenses to operate one or more facilities or healthcare activities), exclusion of one or more facilities or healthcare activities from participation in the Medicare, Medicaid and other federal and state healthcare programs and, for violations of certain laws and regulations, criminal penalties.

Employment-related lawsuits – the Company’s operations are subject to a variety of federal and state employment-related laws and regulations, including but not limited to the U.S. Fair Labor Standards Act, regulations of the Equal Employment Opportunity Commission, the Office of Civil Rights and state attorneys general, federal and state wage and hour laws and a variety of laws enacted by the federal and state governments that govern these and other employment-related matters. Accordingly, the Company is currently subject to employee-related claims, class action and other lawsuits and proceedings in connection with the Company’s operations, including but not limited to those related to alleged wrongful discharge, illegal discrimination and violations of equal employment and federal and state wage and hour laws. Because labor represents such a large portion of the Company’s operating costs, non-compliance with these evolving federal and state laws and regulations could subject the Company to significant back pay awards, fines and additional lawsuits and proceedings.

Minimum staffing lawsuits – various states in which the Company operates hospitals and nursing and rehabilitation centers have established minimum staffing requirements or may establish minimum staffing requirements in the future. While the Company seeks to comply with all applicable staffing requirements, the regulations in this area are complex and the Company may experience compliance issues from time to time. Failure to comply with such minimum staffing requirements may result in one or more facilities failing to meet the conditions of participation under relevant federal and state healthcare programs and the imposition of significant fines, damages or other sanctions. Private litigation involving these matters also has become more common, and certain of the Company’s facilities are the subject of a class action lawsuit involving claims brought in 2010 that these facilities did not meet relevant staffing requirements from time to time since 2006.

Ordinary course matters – in addition to the matters described above, the Company is subject to investigations, claims and lawsuits in the ordinary course of business, including professional liability claims, particularly in the Company’s hospital and nursing and rehabilitation center operations. In many of these claims, plaintiffs’ attorneys are seeking significant fines and compensatory and punitive damages, along with attorneys’ fees. The Company maintains professional and general liability insurance in amounts and coverage that management believes are sufficient for the Company’s operations. However, the Company’s insurance may not cover all claims against the Company or the full extent of the Company’s liability.

KINDRED HEALTHCARE, INC.

QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)

(In thousands, except per share amounts)

The following table represents summary quarterly consolidated financial information (unaudited) for the years ended December 31, 2011 and 2010:

	2011 (a)
	First	Second	Third	Fourth
Revenues	$1,192,421	$1,292,592	$1,514,062	$1,522,688
Net income (loss):
Income (loss) from continuing operations	22,276	(6,540)	907	(72,914)
Income (loss) from discontinued operations	(179)	587	1,119	1,025
Net income (loss)	22,097	(5,953)	2,026	(71,889)
(Earnings) loss attributable to noncontrolling interests	–	421	(241)	58
Income (loss) attributable to Kindred	22,097	(5,532)	1,785	(71,831)
Earnings (loss) per common share:
Basic:
Income (loss) from continuing operations	0.56	(0.14)	0.01	(1.42)
Income (loss) from discontinued operations	–	0.01	0.02	0.02
Net income (loss)	0.56	(0.13)	0.03	(1.40)
Diluted:
Income (loss) from continuing operations	0.55	(0.14)	0.01	(1.42)
Income (loss) from discontinued operations	–	0.01	0.02	0.02
Net income (loss)	0.55	(0.13)	0.03	(1.40)
Shares used in computing earnings (loss) per common share:
Basic	39,035	43,231	51,329	51,335
Diluted	39,543	43,231	51,406	51,335
Market prices:
High	26.27	28.99	23.69	13.12
Low	17.85	20.53	8.62	7.67

	2010 (a)
	First	Second	Third	Fourth
Revenues	$1,089,837	$1,081,364	$1,053,012	$1,135,484
Net income:
Income from continuing operations	15,155	16,136	5,100	19,755
Discontinued operations, net of income taxes:
Income (loss) from operations	(154)	87	(260)	1,125
Gain (loss) on divestiture of operations	(137)	54	86	(456)
Net income	14,864	16,277	4,926	20,424
Earnings per common share:
Basic:
Income from continuing operations	0.38	0.41	0.13	0.50
Discontinued operations:
Income (loss) from operations	–	–	(0.01)	0.03
Gain (loss) on divestiture of operations	–	–	–	(0.01)
Net income	0.38	0.41	0.12	0.52
Diluted:
Income from continuing operations	0.38	0.41	0.13	0.50
Discontinued operations:
Income (loss) from operations	–	–	(0.01)	0.03
Gain (loss) on divestiture of operations	–	–	–	(0.01)
Net income	0.38	0.41	0.12	0.52
Shares used in computing earnings per common share:
Basic	38,626	38,756	38,778	38,790
Diluted	38,859	38,914	38,838	39,089
Market prices:
High	19.76	18.83	13.75	19.59
Low	16.01	12.75	11.50	12.52

(a)	See accompanying discussion of certain quarterly items.

KINDRED HEALTHCARE, INC.

QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED) (Continued)

SIGNIFICANT QUARTERLY ADJUSTMENTS

The following is a description of significant quarterly adjustments recorded during 2011 and 2010:

Fourth quarter 2011

Operating results for the fourth quarter of 2011 included pretax charges related to severance and retirement costs of $0.6 million, acquisition-related costs of $4.4 million, a lease cancellation charge of $1.8 million, impairment charges of $102.6 million and a loss on the divestiture of a hospital of $1.5 million.

Third quarter 2011

Operating results for the third quarter of 2011 included pretax charges related to severance and retirement costs of $1.3 million, acquisition-related costs of $5.3 million and impairment charges of $26.7 million.

Second quarter 2011

Operating results for the second quarter of 2011 included pretax charges related to severance and retirement costs of $14.9 million, acquisition-related costs of $20.0 million and financing costs related to the RehabCare Merger of $11.8 million.

First quarter 2011

Operating results for the first quarter of 2011 included pretax charges related to acquisition-related costs of $4.2 million and financing costs related to the RehabCare Merger of $2.0 million.

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

KINDRED HEALTHCARE, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

(In thousands)

		Additions
	Balance at beginning of period	Charged to costs and expenses	Other		Acquisitions	Deductions or payments	Balance at end of period
Allowance for loss on accounts receivable:
Year ended December 31, 2009	$27,548	$29,320	$–		$–	$(36,712)	$20,156
Year ended December 31, 2010	20,156	24,397	–		–	(30,969)	13,584
Year ended December 31, 2011	13,584	35,133	–		–	(18,971)	29,746

Allowance for deferred taxes:
Year ended December 31, 2009	$35,552	$–	$–		$–	$(482)	$35,070
Year ended December 31, 2010	35,070	–	3,833	(a)	–	(472)	38,431
Year ended December 31, 2011	38,431	–	163	(a)	112	(75)	38,631

(a)	The Company identified deferred income tax assets for state income tax NOLs of $42.1 million, $42.2 million, and $37.9 million at December 31, 2011, December 31, 2010 and December 31, 2009, respectively, and a corresponding deferred income tax valuation allowance of $38.0 million, $37.8 million and $34.0 million at December 31, 2011, December 31, 2010 and December 31, 2009, respectively, after determining that a portion of these net deferred income tax assets were not realizable.