Form 10-Q
period 2012-03-31
KINDRED HEALTHCARE, INC
filed 2012-05-08
CIK 1060009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO  SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No   ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at April 30, 2012
Common stock, $0.25 par value	52,897,749 shares

1 of 67

KINDRED HEALTHCARE, INC.

FORM 10-Q

KINDRED HEALTHCARE, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three months ended March 31,
	2012	2011
Revenues	$1,579,970	$1,192,421

Salaries, wages and benefits	945,302	678,695
Supplies	111,295	90,022
Rent	107,968	91,453
Other operating expenses	310,964	259,369
Other income	(2,748)	(2,785)
Impairment charges	867	—
Depreciation and amortization	48,690	32,549
Interest expense	26,578	5,728
Investment income	(292)	(495)

	1,548,624	1,154,536

Income from continuing operations before income taxes	31,346	37,885
Provision for income taxes	12,814	15,609

Income from continuing operations	18,532	22,276
Income (loss) from discontinued operations, net of income taxes	110	(179)

Net income	18,642	22,097
Earnings attributable to noncontrolling interests	(451)	—

Income attributable to Kindred	$18,191	$22,097

Amounts attributable to Kindred stockholders:
Income from continuing operations	$18,081	$22,276
Income (loss) from discontinued operations	110	(179)

Net income	$18,191	$22,097

Earnings per common share:
Basic:
Income from continuing operations	$0.35	$0.56
Income (loss) from discontinued operations	—	—

Net income	$0.35	$0.56

Diluted:
Income from continuing operations	$0.35	$0.55
Income (loss) from discontinued operations	—	—

Net income	$0.35	$0.55

Shares used in computing earnings per common share:
Basic	51,603	39,035
Diluted	51,638	39,543

See accompanying notes.

KINDRED HEALTHCARE, INC.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three months ended March 31,
	2012	2011
Net income	$18,642	$22,097
Other comprehensive income:
Available-for-sale securities:
Change in net unrealized investment gains	1,202	554
Reclassification of net gains included in net income	(77)	(158)

Net change	1,125	396
Interest rate swaps:
Change in unrealized loss	(131)	—
Reclassification of losses included in net income	201	—

Net change	70	—
Income tax expense related to items of other comprehensive income	(420)	(138)

Other comprehensive income	775	258

Comprehensive income	19,417	22,355
Earnings attributable to noncontrolling interests	(451)	—

Comprehensive income attributable to Kindred	$18,966	$22,355

See accompanying notes.

KINDRED HEALTHCARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

(In thousands, except per share amounts)

	March 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$40,137	$41,561
Cash—restricted	5,327	5,551
Insurance subsidiary investments	74,462	70,425
Accounts receivable less allowance for loss of $32,864—March 31, 2012 and $29,746—December 31, 2011	1,044,401	994,700
Inventories	31,155	31,060
Deferred tax assets	19,911	17,785
Income taxes	7,689	39,513
Other	40,186	32,687

	1,263,268	1,233,282

Property and equipment	2,053,326	1,975,063
Accumulated depreciation	(956,871)	(916,022)

	1,096,455	1,059,041

Goodwill	1,084,716	1,084,655
Intangible assets less accumulated amortization of $21,964—March 31, 2012 and $16,581—December 31, 2011	441,824	447,207
Assets held for sale	4,671	5,612
Insurance subsidiary investments	120,184	110,227
Other	222,054	198,469

Total assets	$4,233,172	$4,138,493

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$205,835	$216,801
Salaries, wages and other compensation	380,981	407,493
Due to third party payors	28,330	37,306
Professional liability risks	45,257	46,010
Other accrued liabilities	131,339	130,693
Long-term debt due within one year	10,415	10,620

	802,157	848,923

Long-term debt	1,648,071	1,531,882
Professional liability risks	223,344	217,717
Deferred tax liabilities	17,313	17,955
Deferred credits and other liabilities	196,089	191,771

Noncontrolling interests-redeemable	9,532	9,704

Commitments and contingencies

Equity:
Stockholders’ equity:
Common stock, $0.25 par value; authorized 175,000 shares; issued 52,900 shares—March 31, 2012 and 52,116 shares—December 31, 2011	13,225	13,029
Capital in excess of par value	1,135,917	1,138,189
Accumulated other comprehensive loss	(694)	(1,469)
Retained earnings	157,363	139,172

	1,305,811	1,288,921
Noncontrolling interests-nonredeemable	30,855	31,620

Total equity	1,336,666	1,320,541

Total liabilities and equity	$4,233,172	$4,138,493

See accompanying notes.

KINDRED HEALTHCARE, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(In thousands)

	Three months ended March 31,
	2012	2011
Cash flows from operating activities:
Net income	$18,642	$22,097
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	48,690	32,549
Amortization of stock-based compensation costs	1,802	2,644
Amortization of deferred financing costs	2,357	846
Provision for doubtful accounts	7,496	5,830
Deferred income taxes	(3,662)	(730)
Impairment charges	867	—
Other	426	(476)
Change in operating assets and liabilities:
Accounts receivable	(57,197)	(36,640)
Inventories and other assets	(15,905)	(3,525)
Accounts payable	(9,550)	(12,348)
Income taxes	30,502	40,623
Due to third party payors	(8,976)	(3,022)
Other accrued liabilities	(18,917)	(1,412)

Net cash provided by (used in) operating activities	(3,425)	46,436

Cash flows from investing activities:
Routine capital expenditures	(22,106)	(24,718)
Development capital expenditures	(10,622)	(11,109)
Acquisitions	(50,448)	(8,027)
Acquisition deposit	(16,866)	—
Sale of assets	1,110	1,714
Purchase of insurance subsidiary investments	(13,773)	(7,817)
Sale of insurance subsidiary investments	14,006	18,656
Net change in insurance subsidiary cash and cash equivalents	(13,123)	(1,300)
Change in other investments	269	1,000
Other	(749)	132

Net cash used in investing activities	(112,302)	(31,469)

Cash flows from financing activities:
Proceeds from borrowings under revolving credit	515,400	445,200
Repayment of borrowings under revolving credit	(397,000)	(460,200)
Repayment of other long-term debt	(2,666)	(22)
Payment of deferred financing costs	(43)	(417)
Cash distributed to noncontrolling interests	(1,388)	—
Issuance of common stock	—	1,415
Other	—	389

Net cash provided by (used in) financing activities	114,303	(13,635)

Change in cash and cash equivalents	(1,424)	1,332
Cash and cash equivalents at beginning of period	41,561	17,168

Cash and cash equivalents at end of period	$40,137	$18,500

Supplemental information:
Interest payments	$12,108	$2,888
Income tax refunds	13,956	24,786

See accompanying notes.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1—BASIS OF PRESENTATION

Business

Kindred Healthcare, Inc. is a healthcare services company that through its subsidiaries operates long-term acute care (“LTAC”) hospitals, inpatient rehabilitation hospitals (“IRFs”), nursing and rehabilitation centers, assisted living facilities, a contract rehabilitation services business and a home health and hospice business across the United States (collectively, the “Company” or “Kindred”). At March 31, 2012, the Company’s hospital division operated 120 LTAC hospitals and six IRFs in 26 states. The Company’s nursing center division operated 224 nursing and rehabilitation centers and six assisted living facilities in 27 states. The Company’s rehabilitation division provided rehabilitation services primarily in hospitals and long-term care settings. The Company’s home health and hospice division provided home health, hospice and private duty services from 52 locations in eight states.

In recent years, the Company has completed several transactions related to the divestiture of unprofitable hospitals and nursing and rehabilitation centers to improve its future operating results. For accounting purposes, the operating results of these businesses have been classified as discontinued operations in the accompanying unaudited condensed consolidated statement of operations for all periods presented. Assets not sold at March 31, 2012 have been measured at the lower of carrying value or estimated fair value less costs of disposal and have been classified as held for sale in the accompanying unaudited condensed consolidated balance sheet. See Note 4 for a summary of discontinued operations.

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

Equity

The following table sets forth a reconciliation of the carrying amount of equity attributable to redeemable noncontrolling interests, equity attributable to Kindred stockholders, equity attributable to nonredeemable noncontrolling interests and total equity (in thousands):

	Redeemable noncontrolling interests	Amounts attributable to Kindred stockholders	Nonredeemable noncontrolling interests	Total equity
Balance at December 31, 2011	$9,704	$1,288,921	$31,620	$1,320,541
Comprehensive income:
Net income	155	18,191	296	18,487
Other comprehensive income	—	775	—	775

	155	18,966	296	19,262
Shares tendered by employees for statutory tax withholdings upon issuance of common stock	—	(1,796)	—	(1,796)
Income tax benefit in connection with the issuance of common stock under employee benefit plans	—	(2,082)	—	(2,082)
Stock-based compensation amortization		1,802	—	1,802
Distributions to noncontrolling interests	(327)	—	(1,061)	(1,061)

Balance at March 31, 2012	$9,532	$1,305,811	$30,855	$1,336,666

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 1—BASIS OF PRESENTATION (Continued)

Derivative financial instruments

In December 2011, the Company entered into two interest rate swap agreements to hedge its floating interest rate on an aggregate of $225.0 million of outstanding Term Loan Facility (as defined in Note 2 below) debt. The interest rate swaps have an effective date of January 9, 2012, and expire on January 11, 2016. The Company is required to make payments based upon a fixed interest rate of 1.8925% calculated on the notional amount of $225.0 million. In exchange, the Company will receive interest on $225.0 million at a variable interest rate that is based upon the three-month London Interbank Offered Rate (“LIBOR”), subject to a minimum rate of 1.5%. The Company determined the interest rate swaps were effective cash flow hedges at March 31, 2012. The fair value change of the interest rate swaps was $0.9 million and was recorded in other accrued liabilities at March 31, 2012.

Other information

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q of Regulation S-X and do not include all of the disclosures normally required by generally accepted accounting principles or those normally required in annual reports on Form 10-K. Accordingly, these financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2011 filed with the Securities and Exchange Commission (the “SEC”) on Form 10-K. The accompanying condensed consolidated balance sheet at December 31, 2011 was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles.

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

At the RehabCare Merger date, the Company acquired 32 LTAC hospitals, five IRFs, approximately 1,200 rehabilitation therapy sites of service and 102 hospital-based inpatient rehabilitation units.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 2—REHABCARE ACQUISITION (Continued)

Operating results in the first quarter of 2012 included transaction costs totaling $0.2 million related to the RehabCare Merger. Operating results in the first quarter of 2011 included transaction costs totaling $3.9 million and financing costs totaling $2.0 million related to the RehabCare Merger. In the accompanying unaudited condensed consolidated statement of operations, transaction costs were included in other operating expenses and financing costs were included in interest expense.

In connection with the RehabCare Merger, the Company entered into a new $650 million senior secured asset-based revolving credit facility (the “ABL Facility”) and a new $700 million senior secured term loan facility (the “Term Loan Facility”) (collectively, the “New Credit Facilities”). The Company also successfully completed the private placement of $550 million of senior notes due 2019 (the “Notes”). The Company used proceeds from the New Credit Facilities and the Notes to pay the Merger Consideration, repay all amounts outstanding under the Company’s and RehabCare’s previous credit facilities and to pay transaction costs. The amounts outstanding under the Company’s and RehabCare’s former credit facilities that were repaid at the RehabCare Merger closing were $390.0 million and $345.4 million, respectively. The New Credit Facilities have incremental facility capacity in an aggregate amount between the two facilities of $200 million, subject to meeting certain conditions, including a specified senior secured leverage ratio. In connection with these new credit arrangements, the Company paid $46.2 million of lender fees related to debt issuance that were capitalized as deferred financing costs and paid $13.1 million of other financing costs that were charged to interest expense during the year of 2011.

Pro forma information

The unaudited pro forma net effect of the RehabCare Merger assuming the acquisition occurred as of January 1, 2010 is as follows (in thousands, except per share amounts):

Three months ended March 31, 2011
Revenues	$1,557,020
Income from continuing operations attributable to Kindred	36,526
Income attributable to Kindred	39,315
Earnings per common share:
Basic:
Income from continuing operations	$0.71
Net income	$0.76
Diluted:
Income from continuing operations	$0.70
Net income	$0.75

The unaudited pro forma financial data has been derived by combining the historical financial results of the Company and the operations acquired in the RehabCare Merger for the period presented. The unaudited pro forma financial data includes transaction and financing costs totaling $10.7 million incurred by both the Company and RehabCare in connection with the RehabCare Merger. These costs have been eliminated from the results of operations for 2011 and have been reflected as expenses incurred as of January 1, 2010 for purposes of the pro forma financial presentation. Revenues and earnings before interest, income taxes and transaction-related costs associated with RehabCare aggregated $364.5 million and $31.6 million, respectively, for the three months ended March 31, 2012.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 3—OTHER ACQUISITIONS

The following is a summary of the Company’s other significant acquisition activities. The purchase price of the acquired leased facilities resulted from negotiations with each of the sellers that were based upon both the historical and expected future cash flows of the respective facilities and real estate values. Each of these acquisitions were financed through operating cash flows or borrowings under the Company’s revolving credit facility.

In March 2012, the Company acquired the real estate of a previously leased hospital for $50.4 million. Annual rent associated with the hospital aggregated $4.1 million.

In March 2011, the Company acquired the real estate of a previously leased hospital for $8.0 million. Annual rent associated with the hospital aggregated $0.9 million.

The fair value of each of the assets acquired were measured using discounted cash flow methodologies which are considered Level 3 inputs (as described in Note 11).

NOTE 4—DISCONTINUED OPERATIONS

In accordance with the authoritative guidance for the impairment or disposal of long-lived assets, the divestitures of unprofitable businesses discussed in Note 1 have been accounted for as discontinued operations. Accordingly, the results of operations of these businesses for all periods presented have been classified as discontinued operations, net of income taxes, in the accompanying unaudited condensed consolidated statement of operations. At March 31, 2012, the Company held for sale two hospitals reported as discontinued operations.

A summary of discontinued operations follows (in thousands):

	Three months ended March 31,
	2012	2011
Revenues	$80	$(31)

Salaries, wages and benefits	(98)	(156)
Supplies	—	(2)
Rent	30	29
Other operating expenses (income)	(32)	390
Depreciation	—	—
Interest expense	—	—
Investment income	—	—

	(100)	261

Income (loss) from operations before income taxes	180	(292)
Provision (benefit) for income taxes	70	(113)

Income (loss) from operations	$110	$(179)

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 4—DISCONTINUED OPERATIONS (Continued)

The following table sets forth certain discontinued operating data by business segment (in thousands):

	Three months ended March 31,
	2012	2011
Revenues:
Hospital division	$18	$(35)
Nursing center division	62	4

	$80	$(31)

Operating income (loss):
Hospital division	$(303)	$(416)
Nursing center division	513	153

	$210	$(263)

Rent:
Hospital division	$29	$29
Nursing center division	1	—

	$30	$29

A summary of the net assets held for sale follows (in thousands):

	March 31, 2012	December 31, 2011
Long-term assets:
Property and equipment, net	$4,659	$5,607
Other	12	5

	4,671	5,612
Current liabilities (included in other accrued liabilities)	—	(118)

	$4,671	$5,494

NOTE 5—REVENUES

Revenues are recorded based upon estimated amounts due from patients and third party payors for healthcare services provided, including anticipated settlements under reimbursement agreements with Medicare, Medicaid, Medicare Advantage and other third party payors.

A summary of revenues by payor type follows (in thousands):

	Three months ended March 31,
	2012	2011
Medicare	$678,924	$555,790
Medicaid	264,238	259,679
Medicare Advantage	118,413	95,381
Other	606,819	360,742

	1,668,394	1,271,592
Eliminations	(88,424)	(79,171)

	$1,579,970	$1,192,421

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 6—EARNINGS PER SHARE

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

A computation of earnings per common share follows (in thousands, except per share amounts):

	Three months ended March 31,
	2012		2011
	Basic	Diluted	Basic	Diluted
Earnings:
Income from continuing operations:
As reported in Statement of Operations	$18,081	$18,081	$22,276	$22,276
Allocation to participating unvested restricted stockholders	(247)	(247)	(428)	(423)

Available to common stockholders	$17,834	$17,834	$21,848	$21,853

Income (loss) from discontinued operations, net of income taxes:
As reported in Statement of Operations	$110	$110	$(179)	$(179)
Allocation to participating unvested restricted stockholders	(1)	(1)	3	3

Available to common stockholders	$109	$109	$(176)	$(176)

Net income:
As reported in Statement of Operations	$18,191	$18,191	$22,097	$22,097
Allocation to participating unvested restricted stockholders	(248)	(248)	(425)	(420)

Available to common stockholders	$17,943	$17,943	$21,672	$21,677

Shares used in the computation:
Weighted average shares outstanding—basic computation	51,603	51,603	39,035	39,035

Dilutive effect of employee stock options		35		508

Adjusted weighted average shares outstanding—diluted computation		51,638		39,543

Earnings per common share:
Income from continuing operations	$0.35	$0.35	$0.56	$0.55
Income (loss) from discontinued operations	—	—	—	—

Net income	$0.35	$0.35	$0.56	$0.55

Number of antidilutive stock options excluded from shares used in the diluted earnings per common share computation		2,562		1,164

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 7—BUSINESS SEGMENT DATA

The Company is organized into four operating divisions: the hospital division, the nursing center division, the rehabilitation division and the home health and hospice division. The expansion of the Company’s home health and hospice operations and changes to the Company’s organizational structure have led the Company to segregate its home health and hospice business into a separate division. The Company’s home health and hospice division was previously included in the rehabilitation division. Based upon the authoritative guidance for business segments and after giving consideration to the Company’s business segments after the RehabCare Merger, the operating divisions represent five reportable operating segments, including (i) hospitals, (ii) skilled nursing and rehabilitation centers, (iii) skilled nursing-based rehabilitation contract therapy services, (iv) hospital-based rehabilitation contract therapy services and (v) home health and hospice services. These reportable operating segments are consistent with information used by the Company’s Chief Executive Officer and Chief Operating Officer to assess performance and allocate resources. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. Prior period segment information has been restated to conform with the current period presentation.

For segment purposes, the Company defines operating income as earnings before interest, income taxes, depreciation, amortization and rent. Operating income reported for each of the Company’s operating segments excludes impairment charges, transaction costs and the allocation of corporate overhead.

Operating income for the hospital division for the three months ended March 31, 2012 included severance ($2.0 million) and other miscellaneous costs ($0.3 million) incurred in connection with the closing of a regional office and a LTAC hospital.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 7—BUSINESS SEGMENT DATA (Continued)

The following table sets forth certain data by business segment (in thousands):

	Three months ended March 31,
	2012	2011
Revenues:
Hospital division	$765,823	$558,974
Nursing center division	544,319	567,472
Rehabilitation division:
Skilled nursing rehabilitation services	255,451	114,618
Hospital rehabilitation services	74,369	22,490

	329,820	137,108
Home health and hospice division	28,432	8,038

	1,668,394	1,271,592
Eliminations:
Skilled nursing rehabilitation services	(58,433)	(57,081)
Hospital rehabilitation services	(28,317)	(21,225)
Nursing and rehabilitation centers	(1,674)	(865)

	(88,424)	(79,171)

	$1,579,970	$1,192,421

Income from continuing operations:
Operating income (loss):
Hospital division	$160,669	$108,385
Nursing center division	65,533	87,350
Rehabilitation division:
Skilled nursing rehabilitation services	14,193	9,159
Hospital rehabilitation services	16,116	5,332

	30,309	14,491
Home health and hospice division	2,341	(10)
Corporate:
Overhead	(42,728)	(38,315)
Insurance subsidiary	(482)	(602)

	(43,210)	(38,917)
Impairment charges	(867)	—
Transaction costs	(485)	(4,179)

Operating income	214,290	167,120
Rent	(107,968)	(91,453)
Depreciation and amortization	(48,690)	(32,549)
Interest, net	(26,286)	(5,233)

Income from continuing operations before income taxes	31,346	37,885
Provision for income taxes	12,814	15,609

	$18,532	$22,276

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 7—BUSINESS SEGMENT DATA (Continued)

	Three months ended March 31,
	2012	2011
Rent:
Hospital division	$55,367	$40,299
Nursing center division	49,938	49,384
Rehabilitation division:
Skilled nursing rehabilitation services	1,392	1,509
Hospital rehabilitation services	78	28

	1,470	1,537
Home health and hospice division	615	189
Corporate	578	44

	$107,968	$91,453

Depreciation and amortization:
Hospital division	$22,603	$14,278
Nursing center division	12,741	11,793
Rehabilitation division:
Skilled nursing rehabilitation services	2,628	654
Hospital rehabilitation services	2,324	97

	4,952	751
Home health and hospice division	898	105
Corporate	7,496	5,622

	$48,690	$32,549

Capital expenditures, excluding acquisitions (including discontinued operations):
Hospital division:
Routine	$10,345	$12,144
Development	9,949	7,777

	20,294	19,921
Nursing center division:
Routine	4,229	8,155
Development	673	3,322

	4,902	11,477
Rehabilitation division:
Skilled nursing rehabilitation services:
Routine	326	235
Development	—	—

	326	235
Hospital rehabilitation services:
Routine	46	25
Development	—	—

	46	25
Home health and hospice division:
Routine	751	20
Development	—	10

	751	30
Corporate:
Information systems	6,237	3,932
Other	172	207

	$32,728	$35,827

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 7—BUSINESS SEGMENT DATA (Continued)

	March 31, 2012	December 31, 2011
Assets at end of period:
Hospital division	$2,121,862	$2,056,103
Nursing center division	641,637	638,078
Rehabilitation division:
Skilled nursing rehabilitation services	441,294	425,499
Hospital rehabilitation services	342,795	347,491

	784,089	772,990
Home health and hospice division	107,340	104,374
Corporate	578,244	566,948

	$4,233,172	$4,138,493

Goodwill:
Hospital division	$745,450	$745,411
Rehabilitation division:
Skilled nursing rehabilitation services	107,036	107,026
Hospital rehabilitation services	167,765	167,753

	274,801	274,779
Home health and hospice division	64,465	64,465

	$1,084,716	$1,084,655

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

The provision for loss for insurance risks, including the cost of coverage maintained with unaffiliated commercial insurance carriers, follows (in thousands):

	Three months ended March 31,
	2012	2011
Professional liability:
Continuing operations	$19,066	$17,760
Discontinued operations	(317)	121
Workers compensation:
Continuing operations	$15,118	$13,068
Discontinued operations	(147)	(301)

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 8—INSURANCE RISKS (Continued)

A summary of the assets and liabilities related to insurance risks included in the accompanying unaudited condensed consolidated balance sheet follows (in thousands):

	March 31, 2012			December 31, 2011
	Professional liability	Workers compensation	Total	Professional liability	Workers compensation	Total
Assets:
Current:
Insurance subsidiary investments	$44,096	$30,366	$74,462	$44,678	$25,747	$70,425
Reinsurance recoverables	60	—	60	323	—	323
Other	—	150	150	—	150	150

	44,156	30,516	74,672	45,001	25,897	70,898
Non-current:
Insurance subsidiary investments	55,853	64,331	120,184	39,048	71,179	110,227
Reinsurance and other recoverables	47,916	69,546	117,462	44,356	64,704	109,060
Deposits	3,977	1,574	5,551	3,643	1,623	5,266
Other	—	42	42	—	42	42

	107,746	135,493	243,239	87,047	137,548	224,595

	$151,902	$166,009	$317,911	$132,048	$163,445	$295,493

Liabilities:
Allowance for insurance risks:
Current	$45,257	$35,043	$80,300	$46,010	$32,198	$78,208
Non-current	223,344	142,635	365,979	217,717	138,489	356,206

	$268,601	$177,678	$446,279	$263,727	$170,687	$434,414

Provisions for loss for professional liability risks retained by the Company’s limited purpose insurance subsidiary have been discounted based upon actuarial estimates of claim payment patterns using a discount rate of 1% to 5% depending upon the policy year. The discount rate was 1% for the 2012 and 2011 policy years. The discount rates are based upon the risk free interest rate for the respective year. Amounts equal to the discounted loss provision are funded annually. The Company does not fund the portion of professional liability risks related to estimated claims that have been incurred but not reported. Accordingly, these liabilities are not discounted. If the Company did not discount any of the allowances for professional liability risks, these balances would have approximated $271.3 million at March 31, 2012 and $266.5 million at December 31, 2011.

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

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 9—INSURANCE SUBSIDIARY INVESTMENTS (Continued)

The amortized cost and estimated fair value of the Company’s insurance subsidiary investments follows (in thousands):

	March 31, 2012				December 31, 2011
	Amortized cost	Unrealized gains	Unrealized losses	Fair value	Amortized cost	Unrealized gains	Unrealized losses	Fair value
Cash and cash equivalents (a)	$132,000	$—	$—	$132,000	$118,877	$—	$—	$118,877
Debt securities:
Corporate bonds	21,841	156	(19)	21,978	23,134	163	(48)	23,249
Debt securities issued by U.S. government agencies	19,021	119	(4)	19,136	18,173	120	(5)	18,288
U.S. Treasury notes	3,111	6	(1)	3,116	3,867	10	—	3,877
Debt securities issued by foreign governments	625	6	—	631	625	8	—	633
Commercial mortgage-backed securities	134	5	—	139	137	6	—	143

	44,732	292	(24)	45,000	45,936	307	(53)	46,190
Equities by industry:
Healthcare	1,474	83	(56)	1,501	1,474	77	(72)	1,479
Financial services	1,150	246	(45)	1,351	1,150	89	(120)	1,119
Oil and gas	921	202	(110)	1,013	921	131	(117)	935
Other	7,594	1,561	(232)	8,923	7,594	1,006	(454)	8,146

	11,139	2,092	(443)	12,788	11,139	1,303	(763)	11,679
Certificates of deposit	4,855	3	—	4,858	3,905	3	(2)	3,906

	$192,726	$2,387	$(467)	$194,646	$179,857	$1,613	$(818)	$180,652

(a)	Includes $2.7 million and $2.2 million of money market funds at March 31, 2012 and December 31, 2011, respectively.

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

The Company considered the severity and duration of its unrealized losses at March 31, 2012 and 2011 for various investments held in its insurance subsidiary investment portfolio and determined that these unrealized losses were temporary and did not record any impairment losses related to these investments.

As a result of deterioration in professional liability and workers compensation underwriting results of the Company’s limited purpose insurance subsidiary in 2011, the Company made a capital contribution of $8.6 million during the first quarter of 2012 to its limited purpose insurance subsidiary. Conversely, as a result of improved professional liability underwriting results of the Company’s limited purpose insurance subsidiary in 2010, the Company received a distribution of $3.5 million during the first quarter of 2011 from its limited purpose insurance subsidiary. Both were completed in accordance with applicable regulations. The contribution and distribution had no impact on earnings.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

Litigation—The Company is a party to various legal actions (some of which are not insured), and regulatory and other governmental audits and investigations in the ordinary course of business. The Company cannot predict the ultimate outcome of pending litigation and regulatory and other governmental audits and investigations. These matters could potentially subject the Company to sanctions, damages, recoupments, fines and other penalties. The U.S. Department of Justice (the “DOJ”), the Centers for Medicare and Medicaid Services (“CMS”) or other federal and state enforcement and regulatory agencies may conduct additional investigations related to the Company’s businesses in the future which may, either individually or in the aggregate, have a material adverse effect on the Company’s business, financial position, results of operations and liquidity. See Note 13.

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

(Unaudited)

NOTE 11—FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

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

(Unaudited)

NOTE 11—FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)

The Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis and any associated losses are summarized below (in thousands):

	Fair value measurements			Assets/liabilities at fair value	Total losses
	Level 1	Level 2	Level 3
March 31, 2012:
Recurring:
Assets:
Available-for-sale debt securities:
Corporate bonds	$—	$21,978	$—	$21,978	$—
Debt securities issued by U.S. government agencies	—	19,136	—	19,136	—
U.S. Treasury notes	3,116	—	—	3,116	—
Debt securities issued by foreign governments	—	631	—	631	—
Commercial mortgage-backed securities	—	139	—	139	—

	3,116	41,884	—	45,000	—
Available-for-sale equity securities	12,788	—	—	12,788	—
Money market funds	6,529	—	—	6,529	—
Certificates of deposit	—	4,858	—	4,858	—

Total available-for-sale investments	22,433	46,742	—	69,175	—
Deposits held in money market funds	351	3,977	—	4,328	—

	$22,784	$50,719	$—	$73,503	$—

Liabilities:
Interest rate swaps	$—	$(945)	$—	$(945)	$—

Non-recurring:
Assets:
Property and equipment	$—	$—	$97	$97	(867)

Liabilities	$—	$—	$—	$—	$—

December 31, 2011:
Recurring:
Assets:
Available-for-sale debt securities:
Corporate bonds	$—	$23,249	$—	$23,249	$—
Debt securities issued by U.S. government agencies	—	18,288	—	18,288	—
U.S. Treasury notes	3,877	—	—	3,877	—
Debt securities issued by foreign governments	—	633	—	633	—
Commercial mortgage-backed securities	—	143	—	143	—

	3,877	42,313	—	46,190	—
Available-for-sale equity securities	11,679	—	—	11,679	—
Money market funds	6,263	—	—	6,263	—
Certificates of deposit	—	3,906	—	3,906	—

Total available-for-sale investments	21,819	46,219	—	68,038	—
Deposits held in money market funds	353	3,643	—	3,996	—

	$22,172	$49,862	$—	$72,034	$—

Liabilities:
Interest rate swaps	$—	$(815)	$—	$(815)	$—

Non-recurring:
Assets:
Hospital available for sale	$—	$—	$1,200	$1,200	$(1,490)
Property and equipment	—	—	6,604	6,604	(22,836)
Goodwill—nursing and rehabilitation centers	—	—	—	—	(6,080)
Goodwill—skilled nursing rehabilitation services	—	—	107,026	107,026	(45,999)
Intangible assets—certificates of need	—	—	1,000	1,000	(54,366)

	$—	$—	$115,830	$115,830	$(130,771)

Liabilities	$—	$—	$—	$—	$—

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 11—FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)

Recurring measurements

The Company’s available-for-sale investments are held by its limited purpose insurance subsidiary and consist of debt securities, equities, money market funds and certificates of deposit. These available-for-sale investments and the insurance subsidiary’s cash and cash equivalents of $129.3 million as of March 31, 2012 and $116.7 million as of December 31, 2011, classified as insurance subsidiary investments, are maintained for the payment of claims and expenses related to professional liability and workers compensation risks.

The Company also has available-for-sale investments totaling $3.8 million related to a deferred compensation plan that is maintained for certain of the Company’s current and former employees.

The fair value of actively traded debt and equity securities and money market funds are based upon quoted market prices and are generally classified as Level 1. The fair value of inactively traded debt securities and certificates of deposit are based upon either quoted market prices of similar securities or observable inputs such as interest rates using either a market or income valuation approach and are generally classified as Level 2. The Company’s investment advisors obtain and review pricing for each security. The Company is responsible for the determination of fair value and as such the Company reviews the pricing information from its advisors in determining reasonable estimates of fair value. Based upon the Company’s internal review procedures, there were no adjustments to the prices during the three months ended March 31, 2012 or March 31, 2011.

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

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments. The carrying value is equal to fair value for financial instruments that are based upon quoted market prices or current market rates. The Company’s long-term debt is based upon Level 2 inputs.

	March 31, 2012		December 31, 2011
(In thousands)	Carrying value	Fair value	Carrying value	Fair value
Cash and cash equivalents	$40,137	$40,137	$41,561	$41,561
Cash–restricted	5,327	5,327	5,551	5,551
Insurance subsidiary investments	194,646	194,646	180,652	180,652
Tax refund escrow investments	209	209	211	211
Long-term debt, including amounts due within one year (excluding capital lease obligations totaling $3.1 million and $3.9 million at March 31, 2012 and December 31, 2011, respectively)	1,655,376	1,551,820	1,538,557	1,406,751

Non-recurring measurements

On July 29, 2011, CMS issued final rules which, among other things, significantly reduced Medicare payments to nursing centers and changed the reimbursement for the provision of group rehabilitation therapy services to Medicare beneficiaries beginning October 1, 2011 (the “2011 CMS Rules”). In connection with the preparation of

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 11—FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)

Non-recurring measurements (Continued)

the Company’s operating results for the third quarter of 2011, the Company determined that the impact of the 2011 CMS Rules was a triggering event in the third quarter of 2011 and accordingly tested the recoverability of its nursing and rehabilitation centers reporting unit goodwill, intangible assets and property and equipment asset groups impacted by the reduced Medicare payments. The Company recorded pretax impairment charges aggregating $0.9 million in the first quarter of 2012 for necessary property and equipment expenditures in impaired nursing and rehabilitation center asset groups. These charges reflected the amount by which the carrying value of certain assets exceeded their estimated fair value. The fair value of property and equipment was measured using Level 3 inputs such as replacement costs factoring in depreciation, economic obsolesce and inflation trends.

NOTE 12—CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The accompanying unaudited condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X, Rule 3-10, “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered.” The Company’s Notes issued on June 1, 2011 are fully and unconditionally guaranteed, subject to certain customary release provisions, by substantially all of the Company’s domestic 100% owned subsidiaries. The equity method has been used with respect to the parent company’s investment in subsidiaries.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 12—CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

The following unaudited condensed consolidating financial data presents the financial position of the parent company/issuer, the guarantor subsidiaries and the non-guarantor subsidiaries as of March 31, 2012 and December 31, 2011, and the respective results of operations and cash flows for the three months ended March 31, 2012 and 2011.

Condensed Consolidating Statement of Operations and Comprehensive Income

	Three months ended March 31, 2012
(In thousands)	Parent company/ issuer	Guarantor subsidiaries	Non-guarantor subsidiaries	Consolidating and eliminating adjustments	Consolidated
Revenues	$—	$1,478,234	$126,848	$(25,112)	$1,579,970

Salaries, wages and benefits	69	901,413	43,820	—	945,302
Supplies	—	101,298	9,997	—	111,295
Rent	—	100,055	7,913	—	107,968
Other operating expenses	3	286,159	49,914	(25,112)	310,964
Other income	—	(2,748)	—	—	(2,748)
Impairment charges	—	867	—	—	867
Depreciation and amortization	—	45,309	3,381	—	48,690
Management fees	—	(3,348)	3,348	—	—
Intercompany interest (income) expense from affiliates	(27,907)	24,277	3,630	—	—
Interest expense (income)	26,293	(4,762)	5,047	—	26,578
Investment income	—	(27)	(265)	—	(292)
Equity in net income of consolidating affiliates	(17,218)	—	—	17,218	—

	(18,760)	1,448,493	126,785	(7,894)	1,548,624

Income from continuing operations before income taxes	18,760	29,741	63	(17,218)	31,346
Provision for income taxes	569	12,138	107	—	12,814

Income (loss) from continuing operations	18,191	17,603	(44)	(17,218)	18,532
Income from discontinued operations, net of income taxes	—	110	—	—	110

Net income (loss)	18,191	17,713	(44)	(17,218)	18,642
Earnings attributable to noncontrolling interests	—	—	(451)	—	(451)

Income (loss) attributable to Kindred	$18,191	$17,713	$(495)	$(17,218)	$18,191

Comprehensive income	$18,966	$17,713	$688	$(17,950)	$19,417

Comprehensive income attributable to Kindred	$18,966	$17,713	$237	$(17,950)	$18,966

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 12—CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Condensed Consolidating Statement of Operations and Comprehensive Income (Continued)

	Three months ended March 31, 2011
(In thousands)	Parent company/ issuer	Guarantor subsidiaries	Non-guarantor subsidiaries	Consolidating and eliminating adjustments	Consolidated
Revenues	$—	$1,192,066	$21,285	$(20,930)	$1,192,421

Salaries, wages and benefits	126	678,569	—	—	678,695
Supplies	—	90,022	—	—	90,022
Rent	3	91,450	—	—	91,453
Other operating expenses	31	258,735	21,533	(20,930)	259,369
Other income	—	(2,785)	—	—	(2,785)
Depreciation and amortization	—	32,549	—	—	32,549
Intercompany interest (income) expense from affiliates	(9,474)	9,474	—	—	—
Interest expense	5,699	29	—	—	5,728
Investment income	—	(22)	(473)	—	(495)
Equity in net income of consolidating affiliates	(19,874)	—	—	19,874	—

	(23,489)	1,158,021	21,060	(1,056)	1,154,536

Income from continuing operations before income taxes	23,489	34,045	225	(19,874)	37,885
Provision for income taxes	1,392	14,125	92	—	15,609

Income from continuing operations	22,097	19,920	133	(19,874)	22,276
Loss from discontinued operations, net of income taxes	—	(179)	—	—	(179)

Net income	$22,097	$19,741	$133	$(19,874)	$22,097

Comprehensive income	$22,355	$19,741	$391	$(20,132)	$22,355

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 12—CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Condensed Consolidating Balance Sheet

	As of March 31, 2012
(In thousands)	Parent company/ issuer	Guarantor subsidiaries	Non-guarantor subsidiaries	Consolidating and eliminating adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$23,587	$16,550	$—	$40,137
Cash—restricted	—	5,327	—	—	5,327
Insurance subsidiary investments	—	—	74,462	—	74,462
Accounts receivable, net	—	971,176	73,225	—	1,044,401
Inventories	—	28,269	2,886	—	31,155
Deferred tax assets	—	19,911	—	—	19,911
Income taxes	—	7,333	356	—	7,689
Other	—	37,700	2,486	—	40,186

	—	1,093,303	169,965	—	1,263,268

Property and equipment, net	—	1,045,897	50,558	—	1,096,455
Goodwill	—	815,816	268,900	—	1,084,716
Intangible assets, net	—	415,085	26,739	—	441,824
Assets held for sale	—	4,671	—	—	4,671
Insurance subsidiary investments	—	—	120,184	—	120,184
Investment in subsidiaries	282,730	—	—	(282,730)	—
Other	50,314	114,320	57,420	—	222,054

	$333,044	$3,489,092	$693,766	$(282,730)	$4,233,172

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$8	$187,586	$18,241	$—	$205,835
Salaries, wages and other compensation	212	341,231	39,538	—	380,981
Due to third party payors	—	28,330	—	—	28,330
Professional liability risks	—	3,872	41,385	—	45,257
Other accrued liabilities	945	124,054	6,340	—	131,339
Long-term debt due within one year	7,000	98	3,317	—	10,415

	8,165	685,171	108,821	—	802,157
Long-term debt	1,643,483	435	4,153	—	1,648,071
Intercompany	(2,624,049)	2,292,070	331,979	—	—
Professional liability risks	—	107,385	115,959	—	223,344
Deferred tax liabilities	(366)	29,672	(11,993)	—	17,313
Deferred credits and other liabilities	—	136,641	59,448	—	196,089
Noncontrolling interests-redeemable	—	—	9,532	—	9,532
Commitments and contingencies
Equity:
Stockholders’ equity	1,305,811	237,718	45,012	(282,730)	1,305,811
Noncontrolling interests-nonredeemable	—	—	30,855	—	30,855

	1,305,811	237,718	75,867	(282,730)	1,336,666

	$333,044	$3,489,092	$693,766	$(282,730)	$4,233,172

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 12—CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Condensed Consolidating Balance Sheet (Continued)

	As of December 31, 2011
(In thousands)	Parent company/ issuer	Guarantor subsidiaries	Non-guarantor subsidiaries	Consolidating and eliminating adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$21,825	$19,736	$—	$41,561
Cash—restricted	—	5,551	—	—	5,551
Insurance subsidiary investments	—	—	70,425	—	70,425
Accounts receivable, net	—	908,100	86,600	—	994,700
Inventories	—	28,220	2,840	—	31,060
Deferred tax assets	—	17,785	—	—	17,785
Income taxes	—	39,513	—	—	39,513
Other	—	30,489	2,198	—	32,687

	—	1,051,483	181,799	—	1,233,282

Property and equipment, net	—	1,007,187	51,854	—	1,059,041
Goodwill	—	815,787	268,868	—	1,084,655
Intangible assets, net	—	420,468	26,739	—	447,207
Assets held for sale	—	5,612	—	—	5,612
Insurance subsidiary investments	—	—	110,227	—	110,227
Investment in subsidiaries	266,817	—	—	(266,817)	—
Other	52,623	92,231	53,615	—	198,469

	$319,440	$3,392,768	$693,102	$(266,817)	$4,138,493

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$102	$196,326	$20,373	$—	$216,801
Salaries, wages and other compensation	43	371,022	36,428	—	407,493
Due to third party payors	—	37,306	—	—	37,306
Professional liability risks	—	3,582	42,428	—	46,010
Other accrued liabilities	—	121,959	8,734	—	130,693
Income taxes	—	329	(329)	—	—
Long-term debt due within one year	7,000	96	3,524	—	10,620

	7,145	730,620	111,158	—	848,923
Long-term debt	1,526,583	460	4,839	—	1,531,882
Intercompany	(2,503,209)	2,169,985	333,224	—	—
Professional liability risks	—	108,853	108,864	—	217,717
Deferred tax liabilities	—	30,342	(12,387)	—	17,955
Deferred credits and other liabilities	—	130,466	61,305	—	191,771
Noncontrolling interests-redeemable	—	—	9,704	—	9,704
Commitments and contingencies
Equity:
Stockholders’ equity	1,288,921	222,042	44,775	(266,817)	1,288,921
Noncontrolling interests-nonredeemable	—	—	31,620	—	31,620

	1,288,921	222,042	76,395	(266,817)	1,320,541

	$319,440	$3,392,768	$693,102	$(266,817)	$4,138,493

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 12—CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Condensed Consolidating Statement of Cash Flows

	Three months ended March 31, 2012
(In thousands)	Parent company/ issuer	Guarantor subsidiaries	Non-guarantor subsidiaries	Consolidating and eliminating adjustments	Consolidated
Net cash provided by (used in) operating activities	$2,431	$(12,603)	$6,747	$—	$(3,425)

Cash flows from investing activities:
Routine capital expenditures	—	(20,940)	(1,166)	—	(22,106)
Development capital expenditures	—	(9,703)	(919)	—	(10,622)
Acquisitions	—	(50,448)	—	—	(50,448)
Acquisition deposit	—	(16,866)	—	—	(16,866)
Sale of assets	—	1,110	—	—	1,110
Purchase of insurance subsidiary investments	—	—	(13,773)	—	(13,773)
Sale of insurance subsidiary investments	—	—	14,006	—	14,006
Net change in insurance subsidiary cash and cash equivalents	—	—	(13,123)	—	(13,123)
Change in other investments	—	269	—	—	269
Capital contribution to insurance subsidiary	—	(8,600)	—	8,600	—
Other	—	(749)	—	—	(749)

Net cash used in investing activities	—	(105,927)	(14,975)	8,600	(112,302)

Cash flows from financing activities:
Proceeds from borrowings under revolving credit	515,400	—	—	—	515,400
Repayment of borrowings under revolving credit	(397,000)	—	—	—	(397,000)
Repayment of other long-term debt	(1,750)	(23)	(893)	—	(2,666)
Payment of deferred financing costs	(43)	—	—	—	(43)
Cash distributed to noncontrolling interests	—	—	(1,388)	—	(1,388)
Change in intercompany accounts	(119,038)	120,315	(1,277)	—	—
Capital contribution to insurance subsidiary	—	—	8,600	(8,600)	—

Net cash provided by (used in) financing activities	(2,431)	120,292	5,042	(8,600)	114,303

Change in cash and cash equivalents	—	1,762	(3,186)	—	(1,424)
Cash and cash equivalents at beginning of period	—	21,825	19,736	—	41,561

Cash and cash equivalents at end of period	$—	$23,587	$16,550	$—	$40,137

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 12—CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Condensed Consolidating Statement of Cash Flows (Continued)

	Three months ended March 31, 2011
(In thousands)	Parent company/ issuer	Guarantor subsidiaries	Non-guarantor subsidiaries	Consolidating and eliminating adjustments	Consolidated
Net cash provided by operating activities	$3,761	$44,544	$1,631	$(3,500)	$46,436

Cash flows from investing activities:
Routine capital expenditures	—	(24,718)	—	—	(24,718)
Development capital expenditures	—	(11,109)	—	—	(11,109)
Acquisitions	—	(8,027)	—	—	(8,027)
Sale of assets	—	1,714	—	—	1,714
Purchase of insurance subsidiary investments	—	—	(7,817)	—	(7,817)
Sale of insurance subsidiary investments	—	—	18,656	—	18,656
Net change in insurance subsidiary cash and cash equivalents	—	—	(1,300)	—	(1,300)
Change in other investments	—	1,000	—	—	1,000
Other	—	132	—	—	132

Net cash provided by (used in) investing activities	—	(41,008)	9,539	—	(31,469)

Cash flows from financing activities:
Proceeds from borrowings under revolving credit	445,200	—	—	—	445,200
Repayment of borrowings under revolving credit	(460,200)	—	—	—	(460,200)
Repayment of other long-term debt	—	(22)	—	—	(22)
Payment of deferred financing costs	(417)	—	—	—	(417)
Issuance of common stock	1,415	—	—	—	1,415
Change in intercompany accounts	9,852	(2,182)	(7,670)	—	—
Insurance subsidiary distribution	—	—	(3,500)	3,500	—
Other	389	—	—	—	389

Net cash used in financing activities	(3,761)	(2,204)	(11,170)	3,500	(13,635)

Change in cash and cash equivalents	—	1,332	—	—	1,332
Cash and cash equivalents at beginning of period	—	17,168	—	—	17,168

Cash and cash equivalents at end of period	$—	$18,500	$—	$—	$18,500

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 13—LEGAL AND REGULATORY PROCEEDINGS

The Company provides services in a highly regulated industry and has been subject to various legal actions (some of which are not insured) and regulatory and other governmental audits and investigations from time to time. These matters could (1) require the Company to pay substantial damages, fines, penalties or amounts in judgments or settlements, which individually or in the aggregate could exceed amounts, if any, that may be recovered under the Company’s insurance policies where coverage applies and is available; (2) cause the Company to incur substantial expenses; (3) require significant time and attention from the Company’s management; (4) subject the Company to sanctions including possible exclusions from the Medicare and Medicaid programs; and (5) cause the Company to close or sell one or more facilities or otherwise modify the way the Company conducts business. The ultimate resolution of these matters, whether as a result of litigation or settlement, could have a material adverse effect on the Company’s business, financial position, results of operations and liquidity.

In accordance with authoritative accounting guidance related to loss contingencies, the Company records an accrued liability for litigation and regulatory matters that are both probable and can be reasonably estimated. Additional losses in excess of amounts accrued may be reasonably possible. The Company reviews loss contingencies that are reasonably possible and determines whether an estimate of the possible loss or range of loss, individually or in aggregate, can be disclosed in the Company’s consolidated financial statements. These estimates are based upon currently available information for those legal and regulatory proceedings in which the Company is involved, taking into account the Company’s best estimate of losses for those matters for which such estimate can be made. The Company’s estimates involve significant judgment, given that (1) these legal and regulatory proceedings are in early stages; (2) discovery is not completed; (3) damages sought in these legal and regulatory proceedings can be unsubstantiated or indeterminate; (4) the matters present legal uncertainties or evolving areas of law; (5) there are often significant facts in dispute; and (6) there is a wide range of possible outcomes. Accordingly, the Company’s estimated loss or range of loss may change from time to time, and actual losses may be more or less than the current estimate. At this time, no estimate of the possible loss or range of loss, individually or in the aggregate, in excess of the amounts accrued, if any, can be made regarding the matters described below.

Set forth below are descriptions of the Company’s significant legal proceedings.

Medicare and Medicaid payment reviews, audits and investigations—as a result of the Company’s participation in the Medicare and Medicaid programs, the Company faces and is currently subject to various governmental reviews, audits and investigations to verify the Company’s compliance with these programs and applicable laws and regulations. The Company is routinely subject to audits under various government programs, such as the CMS Recovery Audit Contractor program, in which third party firms engaged by CMS conduct extensive reviews of claims data and medical and other records to identify potential improper payments to healthcare providers under the Medicare program. In addition, the Company, like other hospital and nursing center operators and rehabilitation therapy service contractors, is subject to ongoing investigations by the U.S. Department of Health and Human Services Office of Inspector General into the billing of rehabilitation services provided to Medicare patients and general compliance with conditions of participation in the Medicare and Medicaid programs. Private pay sources such as third party insurance and managed care entities also often reserve the right to conduct audits. The Company’s costs to respond to and defend any such reviews, audits and investigations can be significant and are likely to increase in the current enforcement environment. These audits and investigations may require the Company to refund or retroactively adjust amounts that have been paid under the relevant government program or by other payors. Further, an adverse review, audit or investigation also could result in other adverse consequences, particularly if the underlying conduct is found to be pervasive or systemic. These consequences include

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 13—LEGAL AND REGULATORY PROCEEDINGS (Continued)

(1) state or federal agencies imposing fines, penalties and other sanctions on the Company; (2) loss of the Company’s right to participate in the Medicare or Medicaid programs or one or more third party payor networks; and/or (3) damage to the Company’s reputation in various markets, which could adversely affect the Company’s ability to attract patients, residents and employees.

Whistleblower lawsuits—the Company is also subject to qui tam or “whistleblower” lawsuits under the False Claims Act and comparable state laws for allegedly submitting fraudulent bills for services to the Medicare and Medicaid programs. These lawsuits involve monetary damages, fines, attorneys’ fees and the award of bounties to private qui tam plaintiffs who successfully bring these lawsuits and to the respective government programs. The Company also could be subject to civil penalties (including the loss of the Company’s licenses to operate one or more facilities or healthcare activities), criminal penalties (for violations of certain laws and regulations), and exclusion of one or more facilities or healthcare activities from participation in the Medicare, Medicaid and other federal and state healthcare programs.

Employment-related lawsuits—the Company’s operations are subject to a variety of federal and state employment-related laws and regulations, including but not limited to the U.S. Fair Labor Standards Act, regulations of the Equal Employment Opportunity Commission, the Office of Civil Rights and state attorneys general, federal and state wage and hour laws and a variety of laws enacted by the federal and state governments that govern these and other employment-related matters. Accordingly, the Company is currently subject to employee-related claims, class action and other lawsuits and proceedings in connection with the Company’s operations, including but not limited to those related to alleged wrongful discharge, illegal discrimination and violations of equal employment and federal and state wage and hour laws. Because labor represents such a large portion of the Company’s operating costs, non-compliance with these evolving federal and state laws and regulations could subject the Company to significant back pay awards, fines and additional lawsuits and proceedings.

Minimum staffing lawsuits—various states in which the Company operates hospitals and nursing and rehabilitation centers have established minimum staffing requirements or may establish minimum staffing requirements in the future. While the Company seeks to comply with all applicable staffing requirements, the regulations in this area are complex and the Company may experience compliance issues from time to time. Failure to comply with such minimum staffing requirements may result in one or more facilities failing to meet the conditions of participation under relevant federal and state healthcare programs and the imposition of significant fines, damages or other sanctions. Private litigation involving these matters also has become more common, and certain of the Company’s facilities are the subject of a class action lawsuit involving claims that these facilities did not meet relevant staffing requirements from time to time since 2006.

Ordinary course matters—in addition to the matters described above, the Company is subject to investigations, claims and lawsuits in the ordinary course of business, including professional liability claims, particularly in the Company’s hospital and nursing and rehabilitation center operations. In many of these claims, plaintiffs’ attorneys are seeking significant fines and compensatory and punitive damages, along with attorneys’ fees. The Company maintains professional and general liability insurance in amounts and coverage that management believes are sufficient for the Company’s operations. However, the Company’s insurance may not cover all claims against the Company or the full extent of the Company’s liability.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 14—SUBSEQUENT EVENT

On April 27, 2012, the Company provided Ventas, Inc. (“Ventas”) with notices to renew the master lease agreements for 19 nursing and rehabilitation centers and six LTAC hospitals (collectively, the “Renewal Facilities”) for an additional five years. The current lease term for the Renewal Facilities is scheduled to expire in April 2013.

Under its master lease agreements with Ventas, the Company had 73 nursing and rehabilitation centers and 16 LTAC hospitals within ten separate renewal bundles subject to lease renewals. Each renewal bundle contains both nursing and rehabilitation centers and LTAC hospitals. The master lease agreements require that the Company renew all or none of the facilities within a renewal bundle.

The Company has renewed three renewal bundles containing the Renewal Facilities. The Renewal Facilities contain 2,178 licensed nursing and rehabilitation center beds and 616 licensed hospital beds and generated revenues of approximately $434 million for the year ended December 31, 2011. The current annual rent for the Renewal Facilities approximates $46 million.

The Company also announced that it did not renew seven renewal bundles containing 54 nursing and rehabilitation centers and ten LTAC hospitals (collectively, the “Expiring Facilities”). The Expiring Facilities contain 6,140 licensed nursing and rehabilitation center beds and 1,066 licensed hospital beds and generated revenues of approximately $790 million for the year ended December 31, 2011. The current annual rent for the Expiring Facilities approximates $77 million. The Company will continue to operate the Expiring Facilities and include the Expiring Facilities in its results from continuing operations through the expiration of the lease term in April 2013.

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

Such forward-looking statements are inherently uncertain, and stockholders and other potential investors must recognize that actual results may differ materially from the Company’s expectations as a result of a variety of factors, including, without limitation, those discussed below. Such forward-looking statements are based upon management’s current expectations and include known and unknown risks, uncertainties and other factors, many of which the Company is unable to predict or control, that may cause the Company’s actual results or performance to differ materially from any future results or performance expressed or implied by such forward-looking statements. These statements involve risks, uncertainties and other factors discussed below and detailed from time to time in the Company’s filings with the SEC. Factors that may affect the Company’s plans or results include, without limitation:

•

the impact of healthcare reform, which will initiate significant reforms to the United States healthcare system, including potential material changes to the delivery of healthcare services and the reimbursement paid for such services by the government or other third party payors, including reforms resulting from the Patient Protection and Affordable Care Act (enacted on March 23, 2010) and the Healthcare Education and Reconciliation Act (enacted on March 30, 2010) (collectively, the “ACA”). Healthcare reform is affecting certain of the Company’s businesses and the Company expects that it will impact all of them in some manner. There is also the possibility that implementation of the provisions expanding health insurance coverage or the entire ACA will be delayed, revised or eliminated as a result of court challenges and efforts to repeal or amend the law. The U.S. Supreme Court has heard oral argument on the constitutionality of the ACA and is expected to reach a decision in 2012. These court proceedings, the 2012 presidential election and pending efforts in the U.S. Congress to repeal, amend or retract funding for various aspects of the ACA create additional uncertainty about the ultimate impact of the ACA, or any portions of the ACA that survive the constitutional challenge, on the Company and the healthcare industry. Due to the substantial regulatory changes that will need to be implemented by CMS and others, the numerous processes required to implement these reforms, and pending judicial review of the ACA, the Company cannot predict which healthcare initiatives will be implemented at the federal or state level, the timing of any such reforms, or the effect such reforms or any other future legislation or regulation will have on the Company’s business, financial position, results of operations and liquidity,

•

the impact of the proposed rules issued by CMS on April 24, 2012 (the “2012 Proposed CMS Rule”) which, among other things, would reduce Medicare reimbursement to the Company’s LTAC hospitals in 2013 and beyond by imposing a budget neutrality adjustment and modifying the short-stay outlier rules,

•	the impact of the 2011 CMS Rules which significantly reduced Medicare reimbursement to nursing centers and changed payments for the provision of group therapy services effective October 1, 2011,

•

the impact of the Budget Control Act of 2011 which will automatically reduce federal spending by approximately $1.2 trillion split evenly between domestic and defense spending. At this time, the Company believes this will result in an automatic 2% reduction on each claim submitted to Medicare beginning February 1, 2013,

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Cautionary Statement (Continued)

•

changes in the reimbursement rates or the methods or timing of payment from third party payors, including commercial payors and the Medicare and Medicaid programs, changes arising from and related to the Medicare prospective payment system for LTAC hospitals, including potential changes in the Medicare payment rules, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, and changes in Medicare and Medicaid reimbursements for the Company’s LTAC hospitals, nursing and rehabilitation centers, IRFs and home health and hospice operations, and the expiration of the Medicare Part B therapy cap exception process,

•	the effects of additional legislative changes and government regulations, interpretation of regulations and changes in the nature and enforcement of regulations governing the healthcare industry,

•

the impact of the Medicare, Medicaid and SCHIP Extension Act of 2007 (the “SCHIP Extension Act”) (which was extended by the ACA), including the ability of the Company’s hospitals to adjust to potential LTAC certification, medical necessity reviews and the moratorium on future hospital development,

•

the impact of the Company’s significantly increased levels of indebtedness as a result of the RehabCare Merger on the Company’s funding costs, operating flexibility and ability to fund ongoing operations, development capital expenditures or other strategic acquisitions with additional borrowings,

•

the Company’s ability to successfully pursue its development activities, including through acquisitions, and successfully integrate new operations, including the realization of anticipated revenues, economies of scale, cost savings and productivity gains associated with such operations, as and when planned, including the potential impact of unanticipated issues, expenses and liabilities associated with those activities,

•	the potential failure to retain key employees of RehabCare,

•	the failure of the Company’s facilities to meet applicable licensure and certification requirements,

•	the further consolidation and cost containment efforts of managed care organizations and other third party payors,

•	the Company’s ability to meet its rental and debt service obligations,

•

the Company’s ability to operate pursuant to the terms of its debt obligations, and comply with its covenants thereunder, and its ability to operate pursuant to its master lease agreements with Ventas,

•

the condition of the financial markets, including volatility and weakness in the equity, capital and credit markets, which could limit the availability and terms of debt and equity financing sources to fund the requirements of the Company’s businesses, or which could negatively impact the Company’s investment portfolio,

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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Cautionary Statement (Continued)

•

the increase in the costs of defending and insuring against alleged professional liability and other claims and the Company’s ability to predict the estimated costs related to such claims, including the impact of differences in actuarial assumptions and estimates compared to eventual outcomes,

•	the Company’s ability to successfully reduce (by divestiture of operations or otherwise) its exposure to professional liability and other claims,

•	the Company’s ability to successfully dispose of unprofitable facilities,

•

events or circumstances which could result in the impairment of an asset or other charges, such as the impact of the Medicare reimbursement regulations that resulted in the Company recording significant impairment charges in 2011,

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

The Company is a healthcare services company that through its subsidiaries operates LTAC hospitals, IRFs, nursing and rehabilitation centers, assisted living facilities, a contract rehabilitation services business and a home health and hospice business across the United States. At March 31, 2012, the Company’s hospital division operated 120 LTAC hospitals (8,510 licensed beds) and six IRFs (229 licensed beds) in 26 states. The Company’s nursing center division operated 224 nursing and rehabilitation centers (27,148 licensed beds) and six assisted living facilities (413 licensed beds) in 27 states. The Company’s rehabilitation division provided rehabilitation services primarily in hospitals and long-term care settings. The Company’s home health and hospice division provided home health, hospice and private duty services from 52 locations in eight states.

RehabCare Merger

On June 1, 2011, the Company completed the RehabCare Merger. Upon consummation of the RehabCare Merger, each issued and outstanding share of RehabCare common stock was converted into the right to receive the Merger Consideration. Kindred issued approximately 12 million shares of its common stock in connection with the RehabCare Merger. The purchase price totaled $963 million and was comprised of $662 million in cash and $301 million of Kindred common stock at fair value. The Company also assumed $356 million of long-term debt in the RehabCare Merger, of which $345 million was refinanced on June 1, 2011. The operating results of RehabCare have been included in the accompanying unaudited condensed consolidated financial statements of the Company since June 1, 2011.

Operating results in the first quarter of 2012 included transaction costs totaling $0.2 million related to the RehabCare Merger. Operating results in the first quarter of 2011 included transaction costs totaling $4 million and financing costs totaling $2 million related to the RehabCare Merger. In the accompanying unaudited condensed consolidated statement of operations, transaction costs were included in other operating expenses and financing costs were included in interest expense.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

General (Continued)

Discontinued operations

In recent years, the Company has completed several strategic divestitures to improve its future operating results. For accounting purposes, the operating results of these businesses have been classified as discontinued operations in the accompanying unaudited condensed consolidated statement of operations for all periods presented. Assets not sold at March 31, 2012 have been measured at the lower of carrying value or estimated fair value less costs of disposal and have been classified as held for sale in the accompanying unaudited condensed consolidated balance sheet.

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

The provision for doubtful accounts totaled $7 million and $6 million for the first quarter of 2012 and 2011, respectively.

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

Provisions for loss for professional liability risks retained by the Company’s limited purpose insurance subsidiary have been discounted based upon actuarial estimates of claim payment patterns using a discount rate of 1% to 5% depending upon the policy year. The discount rate was 1% for the 2012 and 2011 policy years. The discount rates are based upon the risk free interest rate for the respective year. Amounts equal to the discounted loss provision are funded annually. The Company does not fund the portion of professional liability risks related to estimated claims that have been incurred but not reported. Accordingly, these liabilities are not discounted. The allowance for professional liability risks aggregated $269 million at March 31, 2012 and $264 million at December 31, 2011. If the Company did not discount any of the allowances for professional liability risks, these balances would have approximated $271 million at March 31, 2012 and $267 million at December 31, 2011.

As a result of deterioration in professional liability and workers compensation underwriting results of the Company’s limited purpose insurance subsidiary in 2011, the Company made a capital contribution of $9 million during the first quarter of 2012 to its limited purpose insurance subsidiary. Conversely, as a result of improved professional liability underwriting results of the Company’s limited purpose insurance subsidiary in 2010, the Company received a distribution of $3 million during the first quarter of 2011 from its limited purpose insurance subsidiary. Both were completed in accordance with applicable regulations. The contribution and distribution had no impact on earnings.

Changes in the number of professional liability claims and the cost to settle these claims significantly impact the allowance for professional liability risks. A relatively small variance between the Company’s estimated and actual number of claims or average cost per claim could have a material impact, either favorable or unfavorable, on the adequacy of the allowance for professional liability risks. For example, a 1% variance in the allowance for professional liability risks at March 31, 2012 would impact the Company’s operating income by approximately $3 million.

The provision for professional liability risks (continuing operations), including the cost of coverage maintained with unaffiliated commercial insurance carriers, aggregated $19 million and $18 million for the first quarter of 2012 and 2011, respectively.

Provisions for loss for workers compensation risks retained by the Company’s limited purpose insurance subsidiary are not discounted and amounts equal to the loss provision are funded annually. The allowance for workers compensation risks aggregated $178 million at March 31, 2012 and $171 million at December 31, 2011. The provision for workers compensation risks (continuing operations), including the cost of coverage maintained with unaffiliated commercial insurance carriers, aggregated $15 million and $13 million for the first quarter of 2012 and 2011, respectively.

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

The Company’s effective income tax rate was 40.9% and 41.2% for the first quarter of 2012 and 2011, respectively.

There are significant uncertainties with respect to capital loss carryforwards that could affect materially the realization of certain deferred tax assets. Accordingly, the Company has recognized deferred tax assets to the extent it is more likely than not they will be realized and a valuation allowance is provided for deferred tax assets to the extent that it is uncertain that the deferred tax asset will be realized. The Company recognized net deferred tax assets totaling $3 million at March 31, 2012 and net deferred tax liabilities totaling $0.2 million at December 31, 2011.

The Company is subject to various federal and state income tax audits in the ordinary course of business. Such audits could result in increased tax payments, interest and penalties. While the Company believes its tax positions are appropriate, there can be no assurance that the various authorities engaged in the examination of its income tax returns will not challenge the Company’s positions.

Valuation of long-lived assets, goodwill and intangible assets

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

The Company’s intangible assets with finite lives are amortized in accordance with the authoritative guidance for goodwill and other intangible assets using the straight-line method over their estimated useful lives ranging from one to 20 years.

As a result of the RehabCare Merger, the Company acquired finite lived intangible assets consisting of customer relationships ($189 million), a trade name ($17 million) and non-compete agreements ($3 million) with estimated useful lives ranging from two to 15 years.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Critical Accounting Policies (Continued)

Valuation of long-lived assets, goodwill and intangible assets (Continued)

On July 29, 2011, CMS issued the 2011 CMS Rules. In connection with the preparation of the Company’s operating results for the third quarter of 2011, the Company determined that the impact of the 2011 CMS Rules was a triggering event in the third quarter of 2011 and accordingly tested the recoverability of its nursing and rehabilitation centers reporting unit goodwill, intangible assets and property and equipment asset groups impacted by the reduced Medicare payments. The Company recorded pretax impairment charges aggregating $27 million ($16 million net of income taxes) in the third quarter of 2011. The charges included $6 million of goodwill (which represented the entire nursing and rehabilitation centers reporting unit goodwill) and $21 million of property and equipment. In addition, the Company recorded pretax impairment charges aggregating $2 million ($1 million net of income taxes) in the fourth quarter of 2011 and $1 million ($0.5 million net of income taxes) in the first quarter of 2012 for necessary property and equipment expenditures in the same nursing and rehabilitation center asset groups. These charges reflected the amount by which the carrying value of certain assets exceeded their estimated fair value. The impairment charges did not impact the Company’s cash flows or liquidity.

During the fourth quarter of 2011, the estimated negative impact from changes in the reimbursement of group rehabilitation therapy services to Medicare beneficiaries was greater than expected, and as a result, the Company lowered its cash flow expectations for the Company’s skilled nursing rehabilitation services reporting unit, causing the carrying value of goodwill of this reporting unit to exceed its estimated fair value in testing the recoverability of goodwill. The Company recorded a pretax impairment charge of $46 million ($43 million net of income taxes) in the fourth quarter of 2011. The Company also reviewed the other intangible assets and long-lived assets related to the skilled nursing rehabilitation services reporting unit and determined there were no impairments of these assets. The impairment charge did not impact the Company’s cash flows or liquidity.

In accordance with the authoritative guidance for goodwill and other intangible assets, the Company is required to perform an impairment test for goodwill and indefinite-lived intangible assets at least annually or more frequently if adverse events or changes in circumstances indicate that the asset may be impaired. The Company performs its annual goodwill impairment test at the end of each fiscal year for each of its reporting units. A reporting unit is either an operating segment or one level below the operating segment, referred to as a component. When the components within the Company’s operating segments have similar economic characteristics, the Company aggregates the components of its operating segments into one reporting unit. Accordingly, the Company has determined that its reporting units are hospitals, nursing and rehabilitation centers, skilled nursing rehabilitation

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Critical Accounting Policies (Continued)

Valuation of long-lived assets, goodwill and intangible assets (Continued)

services, hospital rehabilitation services, home health and hospice. The carrying value of goodwill for each of the Company’s reporting units at March 31, 2012 and December 31, 2011 follows (in thousands):

	March 31, 2012	December 31, 2011
Hospitals	$745,450	$745,411
Nursing and rehabilitation centers	—	—
Rehabilitation division:
Skilled nursing rehabilitation services	107,036	107,026
Hospital rehabilitation services	167,765	167,753

	274,801	274,779
Home health and hospice division:
Home health	49,254	49,254
Hospice	15,211	15,211

	64,465	64,465

	$1,084,716	$1,084,655

As a result of the RehabCare Merger, goodwill was preliminarily assigned to the Company’s hospital reporting unit ($532 million), skilled nursing rehabilitation services reporting unit ($149 million) and hospital rehabilitation services reporting unit ($168 million).

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

Since quoted market prices for the Company’s reporting units are not available, the Company applies judgment in determining the fair value of these reporting units for purposes of performing the goodwill impairment test. The Company relies on widely accepted valuation techniques, including discounted cash flow and market multiple analyses approaches, which capture both the future income potential of the reporting unit and the market behaviors and actions of market participants in the industry that includes the reporting unit. These types of analyses require the Company to make assumptions and estimates regarding future cash flows, industry-specific economic factors and the profitability of future business strategies. The discounted cash flow approach uses a projection of estimated operating results and cash flows that are discounted using a weighted average cost of capital. Under the discounted cash flow approach, the projection uses management’s best estimates of economic and market conditions over the projected period for each reporting unit including growth rates in the number of admissions, patient days, reimbursement rates, operating costs, rent expense and capital expenditures. Other significant estimates and assumptions include terminal value growth rates, changes in working capital requirements and weighted average cost of capital. The market multiple analysis estimates fair value by applying cash flow multiples to the reporting unit’s operating results. The multiples are derived from comparable publicly traded companies with similar operating and investment characteristics to the reporting units.

The Company has determined that during the first quarter of 2012 there were no events or changes in circumstances since December 31, 2011 requiring an interim impairment test. Although the Company has

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Critical Accounting Policies (Continued)

Valuation of long-lived assets, goodwill and intangible assets (Continued)

determined that there was no other goodwill or other indefinite-lived intangible asset impairments as of March 31, 2012, adverse changes in the operating environment and related key assumptions used to determine the fair value of the Company’s reporting units and indefinite-lived intangible assets or declines in the value of the Company’s common stock may result in future impairment charges for a portion or all of these assets. Specifically, if the rate of growth of government and commercial revenues earned by the Company’s reporting units were to be less than projected or if healthcare reforms were to negatively impact the Company’s business, an impairment charge of a portion or all of these assets may be required. An impairment charge could have a material adverse effect on the Company’s business, financial position and results of operations, but would not be expected to have an impact on the Company’s cash flows or liquidity.

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

At December 31, 2011, the carrying value of the Company’s certificates of need intangible assets exceeded its fair value as a result of declining earnings and cash flows related to five hospitals and two co-located nursing and rehabilitation centers in Massachusetts, all of which were acquired in 2006. The declining earnings and cash flows were attributable to a difficult LTAC operating environment in Massachusetts in which the Company was unable to achieve consistent operating results, as well as automatic future Medicare reimbursement reductions triggered in December 2011 by the Budget Control Act of 2011. In addition, the Company decided in the fourth quarter of 2011 to close one of the five hospitals. The pretax impairment charge related to the certificates of need totaled $54 million ($33 million net of income taxes). The Company reviewed the other long-lived assets related to these five hospitals and two co-located nursing and rehabilitation centers and determined there was no impairment. Based upon the results of the annual impairment test for indefinite-lived intangible assets other than certificates of need intangible assets discussed above for the year ended December 31, 2011, no impairment charges were recorded.

As a result of the RehabCare Merger, the Company acquired indefinite-lived intangible assets consisting of trade names ($115 million), Medicare certifications ($76 million) and certificates of need ($8 million).

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

Results of Operations—Continuing Operations

Hospital division

Revenues increased 37% in the first quarter of 2012 to $766 million compared to $559 million in the first quarter of 2011, primarily as a result of the RehabCare Merger and, to a lesser extent, the development of new hospitals and favorable reimbursement rates. For the first quarter of 2012, revenues associated with the RehabCare Merger were $178 million. Aggregate admissions increased 40% in the first quarter of 2012 compared to the first quarter of 2011 while aggregate same-facility admissions increased 2% in the first quarter of 2012 compared to the same period last year.

Hospital operating margins increased in the first quarter of 2012 compared to the first quarter of 2011, primarily as a result of favorable reimbursement rates and cost efficiencies associated with volume growth.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Results of Operations—Continuing Operations (Continued)

Hospital division (Continued)

Operating income in the first quarter of 2012 included severance and other miscellaneous costs totaling $2 million in connection with the closing of a regional office and a LTAC hospital. For the first quarter of 2012, operating income associated with the RehabCare Merger was $40 million.

Average hourly wage rates increased 1% in the first quarter of 2012 compared to the first quarter of 2011. Employee benefit costs increased 39% in the first quarter of 2012 compared to the first quarter of 2011, primarily as a result of the RehabCare Merger.

Professional liability costs were $10 million and $9 million in the first quarter of 2012 and 2011, respectively.

Nursing center division

Revenues decreased 4% in the first quarter of 2012 to $544 million compared to $567 million in the first quarter of 2011, primarily as a result of the 2011 CMS Rules and declining Medicare average length of stay. Same-facility admissions were relatively unchanged in the first quarter of 2012 compared to the first quarter of 2011 while same-facility patient days declined 2% in the first quarter of 2012 compared to the first quarter of 2011, as a result of declines in Medicare average length of stay.

Nursing center operating margins decreased in the first quarter of 2012 compared to the first quarter of 2011, primarily as a result of the 2011 CMS Rules.

Average hourly wage rates increased 1% in the first quarter of 2012 compared to the first quarter of 2011. Employee benefit costs increased 2% in the first quarter of 2012 compared to the first quarter of 2011.

Professional liability costs were $8 million and $9 million in the first quarter of 2012 and 2011, respectively.

Rehabilitation division

Skilled nursing rehabilitation services

Revenues increased in the first quarter of 2012 to $256 million compared to $115 million in the first quarter of 2011, primarily attributable to the RehabCare Merger and, to a lesser extent, growth in the volume of services provided to existing customers. Revenues associated with the RehabCare Merger were $139 million for the first quarter of 2012. Revenues derived from unaffiliated customers aggregated $197 million and $58 million in the first quarter of 2012 and 2011, respectively.

Operating margins declined in the first quarter of 2012 compared to the first quarter of 2011, primarily attributable to the 2011 CMS Rules. Operating income associated with the RehabCare Merger was $9 million for the first quarter of 2012.

Hospital rehabilitation services

Revenues increased in the first quarter of 2012 to $74 million compared to $22 million in the first quarter of 2011, primarily attributable to the RehabCare Merger and, to a lesser extent, growth in new customers and the volume of services provided to existing customers. Revenues associated with the RehabCare Merger were $44 million in the first quarter of 2012. Revenues derived from unaffiliated customers aggregated $46 million and $1 million in the first quarter of 2012 and 2011, respectively.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Results of Operations—Continuing Operations (Continued)

Rehabilitation division (Continued)

Hospital rehabilitation services (Continued)

Operating margins declined in the first quarter of 2012 compared to the first quarter of 2011, primarily attributable to lower margins associated with the start-up of new contracts. Operating income associated with the RehabCare Merger was $9 million for the first quarter of 2012.

Home health and hospice division

Revenues increased in the first quarter of 2012 to $28 million compared to $8 million in the first quarter of 2011, primarily attributable to three acquisitions completed after the first quarter of 2011. Operating margins increased in the first quarter of 2012 compared to the first quarter of 2011. Operating margins in the first quarter of 2011 were negatively impacted by start-up and overhead costs in connection with the development of this business segment.

Corporate overhead

Operating income for the Company’s operating divisions excludes allocations of corporate overhead. These costs aggregated $43 million in the first quarter of 2012 and $38 million in the first quarter of 2011. The increase was primarily attributable to increased costs of assuming the RehabCare operations. As a percentage of consolidated revenues, corporate overhead totaled 2.7% and 3.2% in the first quarter of 2012 and 2011, respectively.

Transaction costs

Operating results in the first quarter of 2012 and 2011 included transaction costs totaling $0.5 million and $4 million, respectively. Transaction costs in both periods were recorded in other operating expenses.

Capital costs

Rent expense increased 18% to $108 million in the first quarter of 2012 compared to $91 million in the first quarter of 2011, primarily from leases acquired in the RehabCare Merger, contractual inflation and contingent rent increases. Rent expense in the first quarter of 2012 included a lease cancellation charge of $2 million incurred in connection with the closing of a LTAC hospital.

Depreciation and amortization expense increased 50% in the first quarter of 2012 to $49 million compared to $33 million in the first quarter of 2011, primarily as a result of the RehabCare Merger and the Company’s ongoing capital expenditure program and hospital development projects.

Interest expense increased to $26 million in the first quarter of 2012 from $6 million in the first quarter of 2011, primarily attributable to increased borrowings associated with the RehabCare Merger and higher interest rates in the first quarter of 2012 compared to the first quarter of 2011. Interest expense in the first quarter of 2011 included $2 million of financing costs related to the RehabCare Merger.

Consolidated results

Income from continuing operations before income taxes decreased 17% to $31 million in the first quarter of 2012 compared to $38 million in the first quarter of 2011. Income from continuing operations decreased 17% to $18 million in the first quarter of 2012 compared to $22 million in the first quarter of 2011.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Results of Operations—Discontinued Operations

Income from discontinued operations aggregated $0.1 million in the first quarter of 2012 compared to a loss from discontinued operations of $0.2 million in the first quarter of 2011.

Liquidity

Operating cash flows

Cash flows used in operations (including discontinued operations) aggregated $3 million in the first quarter of 2012 compared to cash flows provided by operations of $46 million in first quarter of 2011. Operating cash flows were negatively impacted by lower accounts receivable collections in the first quarter of 2012 compared to the first quarter of 2011, primarily as a result of fiscal intermediary processing delays related to the 2011 CMS Rules. Operating cash flows in both periods were favorably impacted by federal income tax refunds of $15 million and $25 million in the first quarter of 2012 and 2011, respectively.

The Company utilizes its ABL Facility to meet working capital needs and finance its acquisition and development activities. As a result, the Company typically carries minimal amounts of cash on its consolidated balance sheet. Based upon the Company’s expected operating cash flows and the availability of borrowings under the Company’s ABL Facility ($219 million at March 31, 2012), management believes that the Company has the necessary financial resources to satisfy its expected short-term and long-term liquidity needs.

New credit facilities and notes

In connection with the RehabCare Merger, the Company entered into the New Credit Facilities and the Notes. The Company used proceeds from the New Credit Facilities and the Notes to pay the Merger Consideration, repay all amounts outstanding under the Company’s and RehabCare’s previous credit facilities and to pay transaction costs. The amounts outstanding under the Company’s and RehabCare’s former credit facilities that were repaid at the RehabCare Merger closing were $390 million and $345 million, respectively. The New Credit Facilities have incremental facility capacity in an aggregate amount between the two facilities of $200 million, subject to meeting certain conditions, including a specified senior secured leverage ratio. In connection with these new credit arrangements, the Company paid $46 million of lender fees related to debt issuance that were capitalized as deferred financing costs and paid $13 million of other financing costs that were charged to interest expense during the year of 2011.

All obligations under the New Credit Facilities are fully and unconditionally guaranteed, subject to certain customary release provisions, by substantially all of the Company’s existing and future direct and indirect domestic 100% owned subsidiaries, as well as certain non-100% owned domestic subsidiaries as the Company may determine from time to time in its sole discretion. The Notes are guaranteed by substantially all of the Company’s domestic 100% owned subsidiaries.

The agreements governing the New Credit Facilities and the indenture governing the Notes include a number of restrictive covenants that, among other things and subject to certain exceptions and baskets, impose operating and financial restrictions on the Company and certain of its subsidiaries. In addition, the Company is required to comply with a minimum fixed charge coverage ratio and a maximum total leverage ratio under the New Credit Facilities. These financing agreements governing the New Credit Facilities and the indenture governing the Notes also contain customary affirmative covenants and events of default. The Company was in compliance with the terms of the New Credit Facilities and the indenture governing the Notes at March 31, 2012.

ABL Facility

The ABL Facility has a five-year tenor and is secured by a first priority lien on eligible accounts receivable, cash, deposit accounts, and certain other assets and property and proceeds from the foregoing (the “First Priority

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Liquidity (Continued)

ABL Facility (Continued)

ABL Collateral”). The ABL Facility has a second priority lien on substantially all of the Company’s other assets and properties. As of March 31, 2012, the Company had $412 million outstanding under the ABL Facility. In addition, approximately $19 million of letters of credit were issued under the ABL Facility mainly related to replacing outstanding letters of credit previously issued by RehabCare under its terminated credit facility.

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

Term Loan Facility

The Term Loan Facility has a tenor of seven years and is secured by a first priority lien on substantially all of the Company’s assets and properties other than the First Priority ABL Collateral and a second priority lien on the First Priority ABL Collateral. The Term Loan Facility net proceeds at the RehabCare Merger totaled $693 million, net of a $7 million original issue discount that will be amortized over the tenor of the Term Loan Facility.

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

In December 2011, the Company entered into two interest rate swap agreements to hedge its floating interest rate on an aggregate of $225 million of outstanding Term Loan Facility debt. The interest rate swaps have an effective date of January 9, 2012, and expire on January 11, 2016. The Company is required to make payments based upon a fixed interest rate of 1.8925% calculated on the notional amount of $225 million. In exchange, the Company will receive interest on $225 million at a variable interest rate that is based upon the three-month LIBOR, subject to a minimum rate of 1.5%. The Company determined the interest rate swaps were effective cash flow hedges at March 31, 2012. The fair value change of the interest rate swaps was $1 million and was recorded in other accrued liabilities at March 31, 2012.

Notes

In connection with the RehabCare Merger, the Company completed a private placement of the Notes. The Notes bear interest at an annual rate equal to 8.25% and are senior unsecured obligations of the Company and the subsidiary guarantors, ranking pari passu with all of their respective existing and future senior unsubordinated indebtedness. The indenture contains certain restrictive covenants that will, among other things, limit the Company and certain of its subsidiaries’ ability to incur, assume or guarantee additional indebtedness; pay dividends; make distributions or redeem or repurchase stock; restrict dividends, loans or asset transfers from the

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Liquidity (Continued)

Notes (Continued)

Company’s subsidiaries; sell or otherwise dispose of assets; and enter into transactions with affiliates. These covenants are subject to a number of limitations and exceptions. The indenture also contains customary events of default.

Pursuant to a registration rights agreement, the Company filed with the SEC a registration statement related to an offer to exchange the Notes for an issue of SEC-registered notes with substantially identical terms. The exchange offer commenced on October 13, 2011 and was completed on November 10, 2011.

Other financing activities

As a result of deterioration in professional liability and workers compensation underwriting results of the Company’s limited purpose insurance subsidiary in 2011, the Company made a capital contribution of $9 million during the first quarter of 2012 to its limited purpose insurance subsidiary. Conversely, as a result of improved professional liability underwriting results of the Company’s limited purpose insurance subsidiary in 2010, the Company received a distribution of $3 million during the first quarter of 2011 from its limited purpose insurance subsidiary. Both were completed in accordance with applicable regulations. The contribution and distribution had no impact on earnings.

Capital Resources

Capital expenditures and acquisitions

Excluding acquisitions, routine capital expenditures (expenditures necessary to maintain existing facilities that generally do not increase capacity or add services) totaled $22 million in the first quarter of 2012 compared to $25 million in the first quarter of 2011. Hospital development capital expenditures (primarily new facility construction) totaled $10 million in the first quarter of 2012 compared to $8 million in the first quarter of 2011. Nursing and rehabilitation center development capital expenditures (primarily the addition of transitional care services for higher acuity patients) totaled $1 million in the first quarter of 2012 compared to $3 million in the first quarter of 2011. Excluding acquisitions, the Company anticipates that routine capital spending for 2012 should approximate $130 million to $140 million, hospital development capital spending should approximate $30 million to $35 million and nursing and rehabilitation center development capital spending should approximate $15 million to $20 million. Management expects that substantially all of these expenditures will be financed through internal sources. Management believes that its capital expenditure program is adequate to improve and equip existing facilities. At March 31, 2012, the estimated cost to complete and equip construction in progress approximated $34 million.

Expenditures for acquisitions totaled $50 million in the first quarter of 2012 compared to $8 million for the same period in 2011. A deposit for the purchase of a leased hospital totaled $17 million in the first quarter of 2012. The Company financed these acquisitions with either operating cash flows or its ABL Facility.

Renewal of Ventas facilities

On April 27, 2012, the Company provided Ventas with notices to renew the Renewal Facilities for an additional five years. The current lease term for the Renewal Facilities is scheduled to expire in April 2013.

Under its master lease agreements with Ventas, the Company had 73 nursing and rehabilitation centers and 16 LTAC hospitals within ten separate renewal bundles subject to lease renewals. Each renewal bundle contains

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Capital Resources (Continued)

Renewal of Ventas facilities (Continued)

both nursing and rehabilitation centers and LTAC hospitals. The master lease agreements require that the Company renew all or none of the facilities within a renewal bundle.

The Company has renewed three renewal bundles containing the Renewal Facilities. The Renewal Facilities contain 2,178 licensed nursing and rehabilitation center beds and 616 licensed hospital beds and generated revenues of approximately $434 million for the year ended December 31, 2011. The current annual rent for the Renewal Facilities approximates $46 million.

The Company also announced that it did not renew the Expiring Facilities. The Expiring Facilities contain 6,140 licensed nursing and rehabilitation center beds and 1,066 licensed hospital beds and generated revenues of approximately $790 million for the year ended December 31, 2011. The current annual rent for the Expiring Facilities approximates $77 million. The Company will continue to operate the Expiring Facilities and include the Expiring Facilities in its results from continuing operations through the expiration of the lease term in April 2013.

Management believes that the divestiture of the Expiring Facilities could reduce the Company’s consolidated earnings per diluted share by $0.05 to $0.10 in 2013, but will not otherwise materially impact the Company’s cash flows or financial position. This estimate is based upon a number of assumptions, including the Company’s estimated impact of the recent and impending Medicare reimbursement reductions for nursing centers and LTAC hospitals and its ability to achieve overhead savings in connection with these divestitures.

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

Various healthcare reform provisions became law upon the enactment of the ACA. The reforms contained in the ACA are affecting certain of the Company’s businesses and the Company expects that it will impact all of them in some manner. Several of the reforms are very significant and could ultimately change the nature of the Company’s services, the methods of payment for the Company’s services and the underlying regulatory environment. The reforms include possible modifications to the conditions of qualification for payment, bundling payments to cover both acute and post-acute care and the imposition of enrollment limitations on new providers. In addition, a primary goal of healthcare reform is to reduce costs, which includes reductions in the reimbursement paid to the Company and other healthcare providers. Moreover, healthcare reform could negatively impact insurance companies, other third party payors, the Company’s customers, as well as other healthcare providers, which may in turn negatively impact the Company’s business. As such, these healthcare reforms or other similar healthcare reforms could have a material adverse effect on the Company’s business, financial position, results of operations and liquidity. There is also the possibility that implementation of the

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Other Information (Continued)

Effects of inflation and changing prices (Continued)

provisions expanding health insurance coverage or the entire ACA will be delayed, revised or eliminated as a result of court challenges and efforts to repeal or amend the law. The U.S. Supreme Court has heard oral argument on the constitutionality of the ACA and is expected to reach a decision in 2012. These court proceedings, the 2012 presidential election and pending efforts in the U.S. Congress to repeal, amend or retract funding for various aspects of the ACA create additional uncertainty about the ultimate impact of the ACA, or any portions of the ACA that survive the constitutional challenge, on the Company and the healthcare industry. Due to the substantial regulatory changes that will need to be implemented by CMS and others, the numerous processes required to implement these reforms, and pending judicial review of the ACA, the Company cannot predict which healthcare initiatives will be implemented at the federal or state level, the timing of any such reforms, or the effect such reforms or any other future legislation or regulation will have on the Company’s business, financial position, results of operations and liquidity.

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

The Budget Control Act of 2011, enacted on August 2, 2011, increased the United States debt ceiling in connection with deficit reductions over the next ten years. In accordance with the Budget Control Act of 2011, $1.2 trillion in domestic and defense spending reductions will automatically begin February 1, 2013, split evenly between domestic and defense spending. Payments to Medicare providers are subject to these automatic spending reductions, subject to a 2% cap. At this time, the Company believes this will result in an automatic 2% reduction on each claim submitted to Medicare beginning February 1, 2013. Reductions to Medicare and Medicaid reimbursement resulting from the Budget Control Act of 2011 could have a material adverse effect on the Company’s business, financial position, results of operations and liquidity.

The Long-Term Acute Care Prospective Payment System (“LTAC PPS”) maintains LTAC hospitals as a distinct provider type, separate from short-term acute care hospitals. Only providers certified as LTAC hospitals may be paid under this system. To maintain certification under LTAC PPS, the average length of stay of fee for service Medicare patients must be at least 25 days.

On April 24, 2012, CMS issued the 2012 Proposed CMS Rule. Included in the 2012 Proposed CMS Rule is (1) a market basket increase to the standard federal payment rate of 3.0%; (2) offsets to the standard federal payment rate mandated by the ACA of: (a) 0.8% to account for the effect of a productivity adjustment, and (b) 0.1% as required by statute; (3) a wage level budget neutrality factor of 0.99903 applied to the adjusted standard federal payment rate; (4) adjustments to area wage indexes; and (5) a decrease in the high cost outlier threshold per discharge to $15,728. Effective December 29, 2012, the 2012 Proposed CMS Rule also would (1) begin a three-year phase-in of a 3.75% budget neutrality adjustment which would reduce LTAC hospital rates by 1.3% in 2013; and (2) restore a payment reduction that would limit payments for very short-stay outliers that would reduce the Company’s LTAC hospital payments by approximately 0.5%. The 2012 Proposed CMS Rule also (1) provides for a one-year extension of the existing moratorium on the “25 Percent Rule” (described below) pending the results of an ongoing research initiative to re-define the role of LTAC hospitals in the Medicare program, and (2) would allow for the expiration of the current moratorium on the development or expansion of LTAC hospitals on December 29, 2012.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Other Information (Continued)

Effects of inflation and changing prices (Continued)

In aggregate, based upon its review of the 2012 Proposed CMS Rule, the Company expects that LTAC Medicare payment rates will be flat in 2013 compared to current rates. The 2012 Proposed CMS Rule does not include the impact of a 2% sequestration payment reduction mandated by Congress that is expected to begin in February 2013.

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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Other Information (Continued)

Effects of inflation and changing prices (Continued)

CMS has regulations governing payments to LTAC hospitals that are co-located with another hospital (a “HIH”). The rules generally limit Medicare payments to the HIH if the Medicare admissions to the HIH from its co-located hospital exceed 25% of the total Medicare discharges for the HIH’s cost reporting period, the “25 Percent Rule.” There are limited exceptions for admissions from rural, urban single and MSA Dominant hospitals. Admissions that exceed this “25 Percent Rule” are paid using the short-term acute care inpatient payment system (“IPPS”). Patients transferred after they have reached the short-term acute care outlier payment status are not counted toward the admission threshold. Patients admitted prior to meeting the admission threshold, as well as Medicare patients admitted from a non co-located hospital, are eligible for the full payment under LTAC PPS. If the HIH’s admissions from the co-located hospital exceed the limit in a cost reporting period, Medicare will pay the lesser of (1) the amount payable under LTAC PPS or (2) the amount payable under IPPS. At March 31, 2012, the Company operated 28 HIHs with 1,038 licensed beds.

On May 1, 2007, CMS issued regulatory changes regarding Medicare reimbursement for LTAC hospitals (the “2007 Final Rule”). In the 2007 Final Rule, the “25 Percent Rule” was expanded to all LTAC hospitals, regardless of whether they are co-located with another hospital. Under the 2007 Final Rule, all LTAC hospitals were to be paid LTAC PPS rates for admissions from a single referral source up to 25% of aggregate Medicare admissions. Patients reaching high cost outlier status in the short-term hospital were not to be counted when computing the 25% limit. Admissions beyond the 25% threshold were to be paid at a lower amount based upon IPPS. However, as set forth above, the SCHIP Extension Act initially placed a three-year moratorium on the expansion of the “25 Percent Rule” to freestanding hospitals. That moratorium was extended to five years by the ACA. This moratorium may be further extended under the 2012 Proposed CMS Rule. In addition, the SCHIP Extension Act initially provided for a three-year period during which (1) LTAC hospitals may admit up to 50% of their patients from their co-located hospitals and still be paid according to LTAC PPS; and (2) LTAC hospitals that are co-located with an urban single hospital or a MSA Dominant hospital may admit up to 75% of their patients from such urban single or MSA Dominant hospital and still be paid according to LTAC PPS. Those periods also were extended to five years under the ACA. The five-year moratorium of the “25 Percent Rule” threshold payment adjustment for freestanding hospitals and grandfathered HIHs will expire for cost reporting periods beginning on or after July 1, 2012. The expansion of the admission limit to 50% for non-grandfathered LTAC hospitals from their co-located hospital will expire for cost reports beginning on or after October 1, 2012, the same time at which the 75% limit for MSA Dominant hospitals will expire.

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

On August 1, 2011, CMS issued final regulations regarding Medicare reimbursement for LTAC hospitals for the fiscal year beginning October 1, 2011. Included in the final regulations is (1) a market basket increase to

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Other Information (Continued)

Effects of inflation and changing prices (Continued)

the standard federal payment rate of 2.9%; (2) offsets to the standard federal payment rate mandated by the ACA of: (a) 1.0% to account for the effect of a productivity adjustment, and (b) 0.1% as required by statute; (3) a wage level budget neutrality factor of 0.99775 applied to the adjusted standard federal payment rate; (4) adjustments to area wage indexes; and (5) a decrease in the high cost outlier threshold per discharge to $17,931. CMS has projected the impact of these changes will result in a 2.5% increase to average Medicare payments to LTAC hospitals. Management believes that the impact of these changes to LTAC PPS would result in an approximate 0.7% increase in payments to the Company’s LTAC hospitals.

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

On July 29, 2011, CMS issued final regulations regarding Medicare reimbursement for IRFs for the fiscal year beginning October 1, 2011. Included in these final regulations are (1) a market basket increase to the standard payment conversion factor of 2.9%; (2) offsets to the standard payment conversion factor mandated by the ACA of: (a) 1.0% to account for the effect of a productivity adjustment, and (b) 0.1% as required by statute; (3) a wage level budget neutrality factor of 0.9988 applied to the standard payment conversion factor; (4) a case mix group budget neutrality factor of 0.9988 applied to the standard payment conversion factor; (5) adjustments to area wage indexes; and (6) a decrease in the high cost outlier threshold per discharge to $10,660. CMS has projected the impact of these changes will result in a 2.2% increase to average Medicare payments to IRFs.

On July 16, 2010, CMS issued a notice that updates the payment rates for nursing centers for the fiscal year beginning October 1, 2010. That notice provided for an increase in rates of 1.7%, which is comprised of a market basket increase of 2.3% less a forecast error adjustment of 0.6%. In addition, for the fiscal year beginning October 1, 2010, CMS increased the number of resource utilization group (“RUG”) categories for nursing centers from 53 to 66 (i.e., RUGs IV) and amended the criteria, including the provision of therapy services, used to classify patients into these categories. CMS indicated that these changes would be enacted in a budget neutral manner. CMS began paying claims using the RUGs IV system effective October 1, 2010. Based upon management’s experience, these final regulations resulted in increased payments to the Company for the federal

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Other Information (Continued)

Effects of inflation and changing prices (Continued)

fiscal year ending September 30, 2011. The therapy time requirements to qualify for rehabilitation RUG categories are unchanged under RUGs IV, however the regulatory changes altered how minutes were allocated to calculate the RUGs scores using the most recent clinical assessment tool of the minimum data set (“MDS 3.0”). Rather than count all therapy time that a nursing center patient receives, rehabilitation providers must now allocate therapy minutes between the patients being served during concurrent therapy sessions. In addition, the number of patients that a therapist/assistant may treat concurrently is limited to two patients. These changes have required the Company to employ more therapists to provide additional individual therapy minutes.

Congress has mandated that the annual market basket payment update for a variety of providers, including nursing centers, be reduced for a “productivity adjustment” determined by CMS. These productivity adjustments may vary and will be determined annually by CMS. The productivity adjustments for nursing centers were implemented on October 1, 2011.

CMS issued the 2011 CMS Rules on July 29, 2011 updating Medicare payment rates for skilled nursing centers effective October 1, 2011. The 2011 CMS Rules impose (1) a negative adjustment to RUGs IV therapy rates, and (2) a net market basket increase of 1.7% consisting of (a) a 2.7% market basket inflation increase, less (b) a 1.0% adjustment to account for the effect of a productivity adjustment. CMS has projected the impact of these changes will result in an 11.1% decrease in payments to skilled nursing and rehabilitation centers. In addition to these rate changes, the 2011 CMS Rules introduced additional changes to RUG calculations along with adding additional patient assessments. Under the 2011 CMS Rules, group therapy is defined as therapy sessions with four patients who are performing similar therapy activities. In addition, for purposes of assigning patients to RUGs IV payment categories, the minutes of group therapy are divided by four with 25% of the minutes being allocated to each patient. The 2011 CMS Rules also clarify the circumstances for reporting breaks in care of three or more days of therapy and also implement a new change of therapy assessment that is designed to allocate the patient to the RUG level that represents the treatment provided in the last seven days. Both changes are likely to produce alterations in the RUG scores billed for the patient along with generating additional patient assessments. The Company’s rehabilitation division has hired additional therapists to facilitate the provision of additional individual minutes to address patient needs. The Company believes that the 2011 CMS Rules could reduce its annual revenues by approximately $100 million to $110 million in the Company’s nursing center business and negatively impact the Company’s rehabilitation therapy business by approximately $40 million to $50 million on an annual basis.

In February 2012, Congress passed the Job Creation Act of 2012 which provides for reductions in reimbursement of Medicare bad debts at the Company’s nursing and rehabilitation centers. The Job Creation Act of 2012 provides for a phase-in of the reduction in the rate of reimbursement for bad debts of patients that are dually eligible for Medicare and Medicaid. The rate of reimbursement will be reduced from 100% to 88%, then 76% and then 65% for cost reporting periods beginning on or after October 1, 2012, October 1, 2013, and October 1, 2014, respectively. The rate of reimbursement for patients not dually eligible for both Medicare and Medicaid will be reduced from 70% to 65%, effective with cost reporting periods beginning on or after October 1, 2012. Approximately 90% of the Company’s Medicare bad debt reimbursements are associated with patients that are dually eligible.

Medicare Part B provides reimbursement for certain physician services, limited drug coverage and other outpatient services, such as therapy and other services, outside of a Medicare Part A covered patient stay. Payment for these services is determined according to the Medicare Physician Fee Schedule (“MPFS”). Annually since 1997, the MPFS has been subject to a sustainable growth rate adjustment (“SGR”), intended to keep

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Other Information (Continued)

Effects of inflation and changing prices (Continued)

spending growth in line with allowable spending. Each year since the SGR was enacted, this adjustment produced a scheduled negative update to payment for physicians, therapists and other healthcare providers paid under the MPFS. Annually, since 2002, Congress has stepped in with so-called “doc fix” legislation to stop payment cuts to physicians. In February 2012, Congress passed the Job Creation Act of 2012 which further suspended the payment cut until December 31, 2012.

Since 2006, federal legislation has provided for an annual Medicare Part B outpatient therapy cap. In succeeding years, CMS subsequently increased the amount of the therapy cap. Legislation also was passed that required CMS to implement a broad process for reviewing medically necessary therapy claims, creating an exception to the cap. Legislation has annually extended the Medicare Part B outpatient therapy cap exception process. The Job Creation Act of 2012 further extended the therapy cap exception process through December 31, 2012. Patients in the Company’s facilities whose stay is not reimbursed by Medicare must seek reimbursement for their therapy under Medicare Part B and are subject to the therapy cap.

Effective January 1, 2011, reimbursement rates for Medicare Part B therapy services included in the MPFS were reduced for secondary procedures when multiple therapy services are provided on the same day. CMS projected that the rule would result in an approximate 7% rate reduction for Medicare Part B therapy services in calendar year 2011. The Company estimated that this rule reduced its Medicare revenues related to Part B therapy services by approximately $7 million in 2011.

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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Condensed Consolidated Statement of Operations

(Unaudited)

(In thousands, except per share amounts)

	2011 Quarters				Year	First Quarter 2012
	First	Second	Third	Fourth
Revenues	$1,192,421	$1,292,592	$1,514,062	$1,522,688	$5,521,763	$1,579,970

Salaries, wages and benefits	678,695	765,133	900,570	911,417	3,255,815	945,302
Supplies	90,022	96,718	107,514	107,760	402,014	111,295
Rent	91,453	95,677	105,511	106,616	399,257	107,968
Other operating expenses	259,369	287,132	305,305	312,674	1,164,480	310,964
Other income	(2,785)	(2,880)	(2,815)	(2,711)	(11,191)	(2,748)
Impairment charges	—	—	26,712	102,569	129,281	867
Depreciation and amortization	32,549	37,871	46,947	48,227	165,594	48,690
Interest expense	5,728	23,157	25,790	26,244	80,919	26,578
Investment income	(495)	(257)	(37)	(242)	(1,031)	(292)

	1,154,536	1,302,551	1,515,497	1,612,554	5,585,138	1,548,624

Income (loss) from continuing operations before income taxes	37,885	(9,959)	(1,435)	(89,866)	(63,375)	31,346
Provision (benefit) for income taxes	15,609	(3,419)	(2,342)	(16,952)	(7,104)	12,814

Income (loss) from continuing operations	22,276	(6,540)	907	(72,914)	(56,271)	18,532
Income (loss) from discontinued operations, net of income taxes	(179)	587	1,119	1,025	2,552	110

Net income (loss)	22,097	(5,953)	2,026	(71,889)	(53,719)	18,642
(Earnings) loss attributable to noncontrolling interests	—	421	(241)	58	238	(451)

Income (loss) attributable to Kindred	$22,097	$(5,532)	$1,785	$(71,831)	$(53,481)	$18,191

Amounts attributable to Kindred stockholders:
Income (loss) from continuing operations	$22,276	$(6,119)	$666	$(72,856)	$(56,033)	$18,081
Income (loss) from discontinued operations	(179)	587	1,119	1,025	2,552	110

Net income (loss)	$22,097	$(5,532)	$1,785	$(71,831)	$(53,481)	$18,191

Earnings (loss) per common share:
Basic:
Income (loss) from continuing operations	$0.56	$(0.14)	$0.01	$(1.42)	$(1.21)	$0.35
Income (loss) from discontinued operations	—	0.01	0.02	0.02	0.05	—

Net income (loss)	$0.56	$(0.13)	$0.03	$(1.40)	$(1.16)	$0.35

Diluted:
Income (loss) from continuing operations	$0.55	$(0.14)	$0.01	$(1.42)	$(1.21)	$0.35
Income (loss) from discontinued operations	—	0.01	0.02	0.02	0.05	—

Net income (loss)	$0.55	$(0.13)	$0.03	$(1.40)	$(1.16)	$0.35

Shares used in computing earnings (loss) per common share:
Basic	39,035	43,231	51,329	51,335	46,280	51,603
Diluted	39,543	43,231	51,406	51,335	46,280	51,638

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Operating Data

(Unaudited)

(In thousands)

	2011 Quarters				Year	First Quarter 2012
	First	Second	Third	Fourth
Revenues:
Hospital division	$558,974	$593,425	$684,781	$712,812	$2,549,992	$765,823
Nursing center division	567,472	568,199	571,226	547,202	2,254,099	544,319
Rehabilitation division:
Skilled nursing rehabilitation services	114,618	161,246	252,574	246,720	775,158	255,451
Hospital rehabilitation services	22,490	38,291	69,811	70,232	200,824	74,369

	137,108	199,537	322,385	316,952	975,982	329,820

Home health and hospice division	8,038	10,828	15,419	26,451	60,736	28,432

	1,271,592	1,371,989	1,593,811	1,603,417	5,840,809	1,668,394
Eliminations:
Skilled nursing rehabilitation services	(57,081)	(57,587)	(57,922)	(57,087)	(229,677)	(58,433)
Hospital rehabilitation services	(21,225)	(20,706)	(20,528)	(22,167)	(84,626)	(28,317)
Nursing and rehabilitation centers	(865)	(1,104)	(1,299)	(1,475)	(4,743)	(1,674)

	(79,171)	(79,397)	(79,749)	(80,729)	(319,046)	(88,424)

	$1,192,421	$1,292,592	$1,514,062	$1,522,688	$5,521,763	$1,579,970

Income (loss) from continuing operations:
Operating income (loss):
Hospital division	$108,385	$108,465	$125,701	$144,891	$487,442	$160,669	(a)
Nursing center division	87,350	93,532	89,592	67,791	338,265	65,533
Rehabilitation division:
Skilled nursing rehabilitation services	9,159	15,978	27,575	13,204	65,916	14,193
Hospital rehabilitation services	5,332	8,033	15,606	14,760	43,731	16,116

	14,491	24,011	43,181	27,964	109,647	30,309

Home health and hospice division	(10)	(447)	1,107	2,453	3,103	2,341
Corporate:
Overhead	(38,315)	(43,801)	(48,806)	(43,878)	(174,800)	(42,728)
Insurance subsidiary	(602)	(420)	(750)	(534)	(2,306)	(482)

	(38,917)	(44,221)	(49,556)	(44,412)	(177,106)	(43,210)
Impairment charges	—	—	(26,712)	(102,569)	(129,281)	(867)
Transaction costs	(4,179)	(34,851)	(6,537)	(5,139)	(50,706)	(485)

Operating income	167,120	146,489	176,776	90,979	581,364	214,290
Rent	(91,453)	(95,677)	(105,511)	(106,616)	(399,257)	(107,968	)(b)
Depreciation and amortization	(32,549)	(37,871)	(46,947)	(48,227)	(165,594)	(48,690)
Interest, net	(5,233)	(22,900)	(25,753)	(26,002)	(79,888)	(26,286)

Income (loss) from continuing operations before income taxes	37,885	(9,959)	(1,435)	(89,866)	(63,375)	31,346
Provision (benefit) for income taxes	15,609	(3,419)	(2,342)	(16,952)	(7,104)	12,814

	$22,276	$(6,540)	$907	$(72,914)	$(56,271)	$18,532

(a)	Includes severance ($2.0 million) and other miscellaneous costs ($0.3 million) incurred in connection with the closing of a regional office and a LTAC hospital.
(b)	Includes a lease cancellation charge of $1.8 million incurred in connection with the closing of a LTAC hospital.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Operating Data (Continued)

(Unaudited)

(In thousands)

	2011 Quarters				Year	First Quarter 2012
	First	Second	Third	Fourth
Rent:
Hospital division	$40,299	$43,997	$52,737	$52,299	$189,332	$55,367
Nursing center division	49,384	49,562	49,862	49,748	198,556	49,938
Rehabilitation division:
Skilled nursing rehabilitation services	1,509	1,540	1,811	1,415	6,275	1,392
Hospital rehabilitation services	28	33	95	72	228	78

	1,537	1,573	1,906	1,487	6,503	1,470
Home health and hospice division	189	251	358	568	1,366	615
Corporate	44	294	648	2,514	3,500	578

	$91,453	$95,677	$105,511	$106,616	$399,257	$107,968

Depreciation and amortization:
Hospital division	$14,278	$16,572	$21,612	$22,448	$74,910	$22,603
Nursing center division	11,793	13,038	12,655	12,554	50,040	12,741
Rehabilitation division:
Skilled nursing rehabilitation services	654	1,221	2,699	2,617	7,191	2,628
Hospital rehabilitation services	97	819	2,372	2,349	5,637	2,324

	751	2,040	5,071	4,966	12,828	4,952
Home health and hospice division	105	118	324	902	1,449	898
Corporate	5,622	6,103	7,285	7,357	26,367	7,496

	$32,549	$37,871	$46,947	$48,227	$165,594	$48,690

Capital expenditures, excluding acquisitions (including discontinued operations):
Hospital division:
Routine	$12,144	$11,809	$12,919	$9,521	$46,393	$10,345
Development	7,777	6,423	39,964	13,157	67,321	9,949

	19,921	18,232	52,883	22,678	113,714	20,294
Nursing center division:
Routine	8,155	8,000	10,572	7,577	34,304	4,229
Development	3,322	7,705	4,113	4,027	19,167	673

	11,477	15,705	14,685	11,604	53,471	4,902
Rehabilitation division:
Skilled nursing rehabilitation services:
Routine	235	179	255	1,031	1,700	326
Development	—	—	—	—	—	—

	235	179	255	1,031	1,700	326
Hospital rehabilitation services:
Routine	25	72	81	60	238	46
Development	—	—	—	—	—	—

	25	72	81	60	238	46
Home health and hospice division:
Routine	20	38	41	65	164	751
Development	10	181	75	901	1,167	—

	30	219	116	966	1,331	751
Corporate:
Information systems	3,932	13,641	11,516	18,629	47,718	6,237
Other	207	211	1,211	757	2,386	172

	$35,827	$48,259	$80,747	$55,725	$220,558	$32,728

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Condensed Consolidating Statement of Operations

(Unaudited)

(In thousands)

	First Quarter 2012
			Rehabilitation division
	Hospital division (a,b)	Nursing center division	Skilled nursing services	Hospital services	Total	Home health and hospice division	Corporate	Transaction- related costs	Eliminations	Consolidated
Revenues	$765,823	$544,319	$255,451	$74,369	$329,820	$28,432	$—	$—	$(88,424)	$1,579,970

Salaries, wages and benefits	339,156	269,038	232,138	53,731	285,869	21,291	29,979	—	(31)	945,302
Supplies	82,476	26,724	799	54	853	1,033	209	—	—	111,295
Rent	55,367	49,938	1,392	78	1,470	615	578	—	—	107,968
Other operating expenses	183,522	183,024	8,321	4,468	12,789	3,767	15,770	485	(88,393)	310,964
Other income	—	—	—	—	—	—	(2,748)	—	—	(2,748)
Impairment charges	304	563	—	—	—	—	—	—	—	867
Depreciation and amortization	22,603	12,741	2,628	2,324	4,952	898	7,496	—	—	48,690
Interest expense	306	28	—	—	—	—	26,244	—	—	26,578
Investment income	(8)	(18)	(1)	—	(1)	—	(265)	—	—	(292)

	683,726	542,038	245,277	60,655	305,932	27,604	77,263	485	(88,424)	1,548,624

Income from continuing operations before income taxes	$82,097	$2,281	$10,174	$13,714	$23,888	$828	$(77,263)	$(485)	$—	31,346

Provision for income taxes										12,814

Income from continuing operations										$18,532

	First Quarter 2011
			Rehabilitation division
	Hospital division	Nursing center division	Skilled nursing services	Hospital services	Total	Home health and hospice division	Corporate	Transaction- related costs	Eliminations	Consolidated
Revenues	$558,974	$567,472	$114,618	$22,490	$137,108	$8,038	$—	$—	$(79,171)	$1,192,421

Salaries, wages and benefits	253,062	273,170	101,886	16,637	118,523	6,308	27,666	—	(34)	678,695
Supplies	61,847	27,125	511	26	537	370	143	—	—	90,022
Rent	40,299	49,384	1,509	28	1,537	189	44	—	—	91,453
Other operating expenses	135,680	179,827	3,062	495	3,557	1,370	13,893	4,179	(79,137)	259,369
Other income	—	—	—	—	—	—	(2,785)	—	—	(2,785)
Depreciation and amortization	14,278	11,793	654	97	751	105	5,622	—	—	32,549
Interest expense	—	29	—	—	—	—	3,700	1,999	—	5,728
Investment income	(1)	(20)	(1)	—	(1)	—	(473)	—	—	(495)

	505,165	541,308	107,621	17,283	124,904	8,342	47,810	6,178	(79,171)	1,154,536

Income (loss) from continuing operations before income taxes	$53,809	$26,164	$6,997	$5,207	$12,204	$(304)	$(47,810)	$(6,178)	$—	37,885

Provision for income taxes										15,609

Income from continuing operations										$22,276

(a)	Includes severance ($2.0 million) in salaries, wages and benefits and other miscellaneous costs ($0.3 million) in other operating expenses incurred in connection with the closing of a regional office and a LTAC hospital.
(b)	Includes a lease cancellation charge of $1.8 million in rent expense incurred in connection with the closing of a LTAC hospital.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Operating Data

(Unaudited)

	2011 Quarters				Year	First Quarter 2012
	First	Second	Third	Fourth
Hospital division data:
End of period data:
Number of hospitals:
Long-term acute care	89	120	120	121		120
Inpatient rehabilitation	—	5	5	5		6

	89	125	125	126		126

Number of licensed beds:
Long-term acute care	6,889	8,609	8,597	8,597		8,510
Inpatient rehabilitation	—	183	183	183		229

	6,889	8,792	8,780	8,780		8,739

Revenue mix %:
Medicare	60	60	60	62	60	62
Medicaid	8	8	8	7	8	6
Medicare Advantage	10	10	10	10	10	10
Commercial insurance and other	22	22	22	21	22	22

Admissions:
Medicare	8,504	8,913	11,002	11,682	40,101	12,400
Medicaid	1,085	1,163	1,236	1,163	4,647	1,025
Medicare Advantage	1,172	1,348	1,609	1,549	5,678	1,782
Commercial insurance and other	2,282	2,290	2,669	2,853	10,094	3,081

	13,043	13,714	16,516	17,247	60,520	18,288

Admissions mix %:
Medicare	65	65	67	68	66	68
Medicaid	8	8	7	7	8	5
Medicare Advantage	9	10	10	9	9	10
Commercial insurance and other	18	17	16	16	17	17

Patient days:
Medicare	219,213	237,257	275,561	285,358	1,017,389	304,795
Medicaid	45,650	45,746	48,911	48,648	188,955	45,058
Medicare Advantage	35,639	39,503	47,819	47,738	170,699	51,129
Commercial insurance and other	70,522	72,759	83,375	84,677	311,333	89,305

	371,024	395,265	455,666	466,421	1,688,376	490,287

Average length of stay:
Medicare	25.8	26.6	25.0	24.4	25.4	24.6
Medicaid	42.1	39.3	39.6	41.8	40.7	44.0
Medicare Advantage	30.4	29.3	29.7	30.8	30.1	28.7
Commercial insurance and other	30.9	31.8	31.2	29.7	30.8	29.0
Weighted average	28.4	28.8	27.6	27.0	27.9	26.8

Revenues per admission:
Medicare	$39,439	$40,089	$37,408	$37,643	$38,503	$38,491
Medicaid	42,432	41,576	40,720	44,618	42,309	45,868
Medicare Advantage	46,217	42,708	43,616	46,154	44,630	42,632
Commercial insurance and other	54,065	56,850	57,216	52,465	55,078	53,733
Weighted average	42,856	43,271	41,462	41,330	42,135	41,876

Revenues per patient day:
Medicare	$1,530	$1,506	$1,494	$1,541	$1,518	$1,566
Medicaid	1,009	1,057	1,029	1,067	1,041	1,043
Medicare Advantage	1,520	1,457	1,468	1,498	1,485	1,486
Commercial insurance and other	1,749	1,789	1,832	1,768	1,786	1,854
Weighted average	1,507	1,501	1,503	1,528	1,510	1,562

Medicare case mix index (discharged patients only)	1.21	1.22	1.17	1.14	1.18	1.17

Average daily census	4,122	4,344	4,953	5,070	4,626	5,388
Occupancy %	68.7	65.5	62.6	63.5	64.8	67.4

Annualized employee turnover %	21.2	22.1	21.4	20.3		21.8

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Operating Data (Continued)

(Unaudited)

	2011 Quarters				Year	First Quarter 2012
	First	Second	Third	Fourth
Nursing center division data:
End of period data:
Number of facilities:
Nursing and rehabilitation centers:
Owned or leased	220	220	220	220		220
Managed	4	4	4	4		4
Assisted living facilities	6	6	6	6		6

	230	230	230	230		230

Number of licensed beds:
Nursing and rehabilitation centers:
Owned or leased	26,767	26,687	26,687	26,663		26,663
Managed	485	485	485	485		485
Assisted living facilities	413	413	413	413		413

	27,665	27,585	27,585	27,561		27,561

Revenue mix %:
Medicare	38	37	36	33	36	34
Medicaid	37	38	38	40	38	39
Medicare Advantage	7	7	7	7	7	8
Private and other	18	18	19	20	19	19

Patient days (a):
Medicare	370,395	358,760	345,362	334,156	1,408,673	342,567
Medicaid	1,232,620	1,229,517	1,255,418	1,248,442	4,965,997	1,218,903
Medicare Advantage	97,460	94,483	95,751	95,730	383,424	101,312
Private and other	425,414	435,667	436,074	441,362	1,738,517	422,983

	2,125,889	2,118,427	2,132,605	2,119,690	8,496,611	2,085,765

Patient day mix % (a):
Medicare	17	17	16	16	17	16
Medicaid	58	58	59	59	58	59
Medicare Advantage	5	4	5	4	5	5
Private and other	20	21	20	21	20	20
Revenues per patient day (a):
Medicare Part A	$537	$544	$550	$491	$531	$484
Total Medicare (including Part B)	579	589	599	544	578	536
Medicaid	172	173	174	176	174	176
Medicaid (net of provider taxes) (b)	155	156	155	156	156	156
Medicare Advantage	416	420	421	405	415	407
Private and other	235	240	243	241	240	248
Weighted average	267	268	268	258	265	261

Average daily census (a)	23,621	23,279	23,180	23,040	23,278	22,920
Admissions (a)	20,619	20,143	20,118	19,914	80,794	20,863
Occupancy % (a)	86.9	85.9	85.5	85.1	85.9	84.7
Medicare average length of stay (a)	32.9	33.4	33.0	32.1	32.8	31.8

Annualized employee turnover %	37.8	39.8	40.2	39.2		36.9

(a)	Excludes managed facilities.
(b)	Provider taxes are recorded in other operating expenses for all periods presented.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Operating Data (Continued)

(Unaudited)

	2011 Quarters				Year	First Quarter 2012
	First	Second	Third	Fourth

Rehabilitation division data:
Skilled nursing rehabilitation services:
Revenue mix %:
Company-operated	50	36	23	23	30	23
Non-affiliated	50	64	77	77	70	77

Sites of service (at end of period)	641	1,848	1,835	1,774		1,722
Revenue per site	$178,812	$137,316	$137,643	$139,077	$592,848	$148,346

Therapist productivity %	80.6	81.6	80.5	80.1	80.4	80.3

Hospital rehabilitation services:
Revenue mix %:
Company-operated	94	54	29	32	42	38
Non-affiliated	6	46	71	68	58	62

Sites of services (at end of period):
Inpatient rehabilitation units	1	104	102	102		100
LTAC hospitals	93	97	99	115		125
Sub-acute units	8	22	23	25		19
Outpatient units	12	119	114	115		111
Other	5	8	7	8		5

	119	350	345	365		360

Revenue per site	$188,989	$199,661	$202,352	$192,410	$783,412	$206,580

Annualized employee turnover %	14.5	17.1	16.5	16.5		19.6

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

Interest Rate Sensitivity

Principal (Notional) Amount by Expected Maturity

Average Interest Rate

(Dollars in thousands)

	Expected maturities							Fair value 3/31/12
	2012	2013	2014	2015	2016	Thereafter	Total
Liabilities:
Long-term debt, including amounts due within one year:
Fixed rate:
Notes	$—	$—	$—	$—	$—	$550,000	$550,000	$478,500
Other	73	102	109	116	123	10	533	521	(a)

	$73	$102	$109	$116	$123	$550,010	$550,533	$479,021

Average interest rate	6.0%	6.0%	6.0%	6.0%	6.0%	8.2%

Variable rate:
ABL Facility (b)	$—	$—	$—	$—	$411,900	$—	$411,900	$411,900
Term Loan Facility (c,d)	5,250	7,000	7,000	7,000	7,000	661,500	694,750	656,539
Other (e)	174	233	233	3,720	—	—	4,360	4,360

	$5,424	$7,233	$7,233	$10,720	$418,900	$661,500	$1,111,010	$1,072,799

(a)	Calculated based upon the net present value of future principal and interest payments using a discount rate of 6%.
(b)	Interest on borrowings under the Company’s ABL Facility is payable, at the Company’s option, at a rate per annum equal to the applicable margin plus, at the Company’s option, either (1) LIBOR determined by reference to the costs of funds for eurodollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, or (2) a base rate determined by reference to the highest of (a) the prime rate of JPMorgan Chase Bank, N.A., (b) the federal funds effective rate plus one-half of 1.00% and (c) LIBOR as described in subclause (1) plus 1.00%. The initial applicable margin for borrowings under the ABL Facility was 2.75% with respect to LIBOR borrowings and 1.75% with respect to base rate borrowings. The applicable margin is subject to adjustment each fiscal quarter, based upon average historical excess availability during the preceding quarter.
(c)	Interest on borrowings under the Term Loan Facility is payable, at the Company’s option, at a rate per annum equal to an applicable margin plus, at the Company’s option, either (1) LIBOR determined by reference to the costs of funds for eurodollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, or (2) a base rate determined by reference to the highest of (a) the prime rate of JPMorgan Chase Bank, N.A., (b) the federal funds effective rate plus one-half of 1.00% and (c) LIBOR described in subclause (1) plus 1.00%. LIBOR is subject to an interest rate floor of 1.50%. The initial applicable margin for borrowings under the Term Loan Facility was 3.75% with respect to LIBOR borrowings and 2.75% with respect to base rate borrowings. The expected maturities for the Term Loan Facility exclude the original issue discount of approximately $6 million.
(d)	In December 2011, the Company entered into two interest rate swap agreements to hedge its floating interest rate on an aggregate of $225 million of outstanding Term Loan Facility debt. The interest rate swaps have an effective date of January 9, 2012, and expire on January 11, 2016. The Company is required to make payments based upon a fixed interest rate of 1.8925% calculated on the notional amount of $225 million. In exchange, the Company will receive interest on $225 million at a variable interest rate that is based upon the three-month LIBOR, subject to a minimum rate of 1.5%.
(e)	Interest based upon LIBOR plus 4%.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures and Changes in Internal Control Over Financial Reporting

The Company has carried out an evaluation under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2012, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports that the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

There has been no change in the Company’s internal control over financial reporting during the Company’s quarter ended March 31, 2012, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is a party to various legal actions (some of which are not insured), and regulatory and other governmental audits and investigations in the ordinary course of business. The Company cannot predict the ultimate outcome of pending litigation and regulatory and other governmental audits and investigations. These matters could potentially subject the Company to sanctions, damages, recoupments, fines and other penalties. The DOJ, CMS or other federal and state enforcement and regulatory agencies may conduct additional investigations related to the Company’s businesses in the future which may, either individually or in the aggregate, have a material adverse effect on the Company’s business, financial position, results of operations and liquidity. See Note 13 of the notes to condensed consolidated financial statements for a description of the Company’s other pending legal proceedings.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total number of shares (or units) purchased (a)	Average price paid per share (or unit) (b)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (a)
Month #1 (January 1 — January 31)	—	$—	—	$—
Month #2 (February 1 — February 29)	138,241	12.00	—	—
Month #3 (March 1 — March 31)	14,547	9.44	—	—

Total	152,788	$11.75	—	$—

(a)	These amounts represent shares of the Company’s common stock, par value $0.25 per share, withheld to offset tax withholding obligations that occurred upon the vesting and release of service-based and performance-based restricted share awards previously granted under the Company’s stock-based compensation plans for its employees (the “Withheld Shares”). For each employee, the total tax withholding obligation is divided by the closing price of the Company’s common stock on the New York Stock Exchange on the applicable vesting date to determine the total number of Withheld Shares required to satisfy such withholding obligation.
(b)	The average price per share for each period was calculated by dividing the sum of the aggregate value of the Withheld Shares by the total number of Withheld Shares.

PART II. OTHER INFORMATION (Continued)

Item 6.	Exhibits

10.1

Amendment to Memorandum of Lease and Specific Property Lease Amendment dated as of

March 1, 2012 by and between Ventas Realty, Limited Partnership, as Lessor and Kindred Healthcare, Inc. and Kindred Healthcare Operating, Inc. as Tenant.

10.2	Form of Kindred Healthcare, Inc. Restricted Share Award Agreement under the 2011 Stock Incentive Plan.

10.3	Form of Kindred Healthcare, Inc. Performance Unit Award Agreement under the 2011 Stock Incentive Plan.

10.4	Revocation of Notice of Renewal of Renewal Group 1 dated as of March 26, 2012 under that Second Amended and Restated Master Lease Agreement No. 1.

31	Rule 13a-14(a)/15d-14(a) Certifications.

32	Section 1350 Certifications.

101.XML	XBRL Instance Document. *

101.XSD	XBRL Taxonomy Extension Schema Document. *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. *

*	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KINDRED HEALTHCARE, INC.

Date: May 8, 2012	/s/ PAUL J. DIAZ
Paul J. Diaz
President and Chief Executive Officer

Date: May 8, 2012	/s/ RICHARD A. LECHLEITER
Richard A. Lechleiter
Executive Vice President and Chief Financial Officer