Form 10-Q
period 2012-06-30
KINDRED HEALTHCARE, INC
filed 2012-08-08
CIK 1060009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO  SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No   ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at July 31, 2012
Common stock, $0.25 par value	52,965,232 shares

KINDRED HEALTHCARE, INC.

FORM 10-Q

INDEX

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited):

	Condensed Consolidated Statement of Operations—for the three months ended June 30, 2012 and 2011 and for the six months ended June 30, 2012 and 2011	3

	Condensed Consolidated Statement of Comprehensive Income (Loss)—for the three months ended June 30, 2012 and 2011 and for the six months ended June 30, 2012 and 2011	4

	Condensed Consolidated Balance Sheet—June 30, 2012 and December 31, 2011	5

	Condensed Consolidated Statement of Cash Flows—for the three months ended June 30, 2012 and 2011 and for the six months ended June 30, 2012 and 2011	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	38

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	68

Item 4.	Controls and Procedures	69

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	70

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	70

Item 6.	Exhibits	71

KINDRED HEALTHCARE, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Revenues	$1,535,828	$1,292,592	$3,115,798	$2,485,013

Salaries, wages and benefits	907,106	765,133	1,852,408	1,443,828
Supplies	108,238	96,718	219,533	186,740
Rent	107,541	95,677	215,509	187,130
Other operating expenses	312,995	287,132	623,959	546,501
Other income	(2,698)	(2,880)	(5,446)	(5,665)
Impairment charges	329	—	1,196	—
Depreciation and amortization	49,802	37,871	98,492	70,420
Interest expense	26,716	23,157	53,294	28,885
Investment income	(275)	(257)	(567)	(752)

	1,509,754	1,302,551	3,058,378	2,457,087

Income (loss) from continuing operations before income taxes	26,074	(9,959)	57,420	27,926
Provision (benefit) for income taxes	10,797	(3,419)	23,611	12,190

Income (loss) from continuing operations	15,277	(6,540)	33,809	15,736
Income (loss) from discontinued operations, net of income taxes	(14)	587	96	408

Net income (loss)	15,263	(5,953)	33,905	16,144
(Earnings) loss attributable to noncontrolling interests	239	421	(212)	421

Income (loss) attributable to Kindred	$15,502	$(5,532)	$33,693	$16,565

Amounts attributable to Kindred stockholders:
Income (loss) from continuing operations	$15,516	$(6,119)	$33,597	$16,157
Income (loss) from discontinued operations	(14)	587	96	408

Net income (loss)	$15,502	$(5,532)	$33,693	$16,565

Earnings (loss) per common share:
Basic:
Income (loss) from continuing operations	$0.29	$(0.14)	$0.64	$0.39
Income (loss) from discontinued operations	—	0.01	—	0.01

Net income (loss)	$0.29	$(0.13)	$0.64	$0.40

Diluted:
Income (loss) from continuing operations	$0.29	$(0.14)	$0.64	$0.38
Income (loss) from discontinued operations	—	0.01	—	0.01

Net income (loss)	$0.29	$(0.13)	$0.64	$0.39

Shares used in computing earnings (loss) per common share:
Basic	51,664	43,231	51,633	41,145
Diluted	51,675	43,231	51,657	41,661

See accompanying notes.

KINDRED HEALTHCARE, INC.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Net income (loss)	$15,263	$(5,953)	$33,905	$16,144
Other comprehensive income (loss):
Available-for-sale securities:
Change in net unrealized investment gains	(199)	(116)	1,003	438
Reclassification of net gains included in net income	(8)	(1)	(85)	(159)

Net change	(207)	(117)	918	279
Interest rate swaps:
Change in unrealized loss	(1,132)	—	(1,263)	—
Reclassification of losses included in net income, net of payments	—	—	201	—

Net change	(1,132)	—	(1,062)	—
Income tax expense related to items of other comprehensive income (loss)	588	41	168	(97)

Other comprehensive income (loss)	(751)	(76)	24	182

Comprehensive income (loss)	14,512	(6,029)	33,929	16,326
(Earnings) loss attributable to noncontrolling interests	239	421	(212)	421

Comprehensive income (loss) attributable to Kindred	$14,751	$(5,608)	$33,717	$16,747

See accompanying notes.

KINDRED HEALTHCARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

(In thousands, except per share amounts)

	June 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$37,566	$41,561
Cash—restricted	5,422	5,551
Insurance subsidiary investments	75,922	70,425
Accounts receivable less allowance for loss of $30,390—June 30, 2012 and $29,746—December 31, 2011	1,060,462	994,700
Inventories	31,248	31,060
Deferred tax assets	24,101	17,785
Income taxes	6,361	39,513
Other	35,438	32,687

	1,276,520	1,233,282

Property and equipment	2,108,365	1,975,063
Accumulated depreciation	(998,198)	(916,022)

	1,110,167	1,059,041

Goodwill	1,088,379	1,084,655
Intangible assets less accumulated amortization of $27,382—June 30, 2012 and $16,581—December 31, 2011	436,123	447,207
Assets held for sale	4,662	5,612
Insurance subsidiary investments	119,208	110,227
Other	207,471	198,469

Total assets	$4,242,530	$4,138,493

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$204,293	$216,801
Salaries, wages and other compensation	382,150	407,493
Due to third party payors	26,367	37,306
Professional liability risks	46,458	46,010
Other accrued liabilities	134,037	130,693
Long-term debt due within one year	9,611	10,620

	802,916	848,923
Long-term debt	1,638,280	1,531,882

Professional liability risks	231,477	217,717
Deferred tax liabilities	7,557	17,955
Deferred credits and other liabilities	200,599	191,771

Noncontrolling interests-redeemable	9,373	9,704

Commitments and contingencies

Equity:
Stockholders’ equity:
Common stock, $0.25 par value; authorized 175,000 shares; issued 52,965 shares—June 30, 2012 and 52,116 shares—December 31, 2011	13,241	13,029
Capital in excess of par value	1,138,825	1,138,189
Accumulated other comprehensive loss	(1,445)	(1,469)
Retained earnings	172,865	139,172

	1,323,486	1,288,921
Noncontrolling interests-nonredeemable	28,842	31,620

Total equity	1,352,328	1,320,541

Total liabilities and equity	$4,242,530	$4,138,493

See accompanying notes.

KINDRED HEALTHCARE, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(In thousands)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Cash flows from operating activities:
Net income (loss)	$15,263	$(5,953)	$33,905	$16,144
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	49,802	37,871	98,492	70,420
Amortization of stock-based compensation costs	3,077	3,462	4,879	6,106
Amortization of deferred financing costs	2,359	2,244	4,716	3,090
Payment of lender fees related to debt issuance	—	(46,232)	—	(46,232)
Provision for doubtful accounts	6,041	8,426	13,537	14,256
Deferred income taxes	(13,243)	(1,959)	(16,905)	(2,689)
Impairment charges	329	—	1,196	—
Other	1,919	(227)	2,345	(703)
Change in operating assets and liabilities:
Accounts receivable	(23,891)	(43,935)	(81,088)	(80,575)
Inventories and other assets	498	870	(15,407)	(2,655)
Accounts payable	(2,983)	13,565	(12,533)	1,217
Income taxes	229	(12,950)	30,731	27,673
Due to third party payors	(1,963)	6,577	(10,939)	3,555
Other accrued liabilities	15,586	43,093	(3,331)	41,681

Net cash provided by operating activities	53,023	4,852	49,598	51,288

Cash flows from investing activities:
Routine capital expenditures	(28,759)	(33,950)	(50,865)	(58,668)
Development capital expenditures	(12,376)	(14,309)	(22,998)	(25,418)
Acquisitions, net of cash acquired	(17,420)	(651,952)	(67,868)	(659,979)
Acquisition deposit	16,866	—	—	—
Sale of assets	—	—	1,110	1,714
Purchase of insurance subsidiary investments	(7,425)	(9,220)	(21,198)	(17,037)
Sale of insurance subsidiary investments	8,004	8,533	22,010	27,189
Net change in insurance subsidiary cash and cash equivalents	(1,363)	(2,744)	(14,486)	(4,044)
Change in other investments	182	—	451	1,000
Other	(255)	(161)	(1,004)	(29)

Net cash used in investing activities	(42,546)	(703,803)	(154,848)	(735,272)

Cash flows from financing activities:
Proceeds from borrowings under revolving credit	449,300	654,900	964,700	1,100,100
Repayment of borrowings under revolving credit	(457,500)	(814,900)	(854,500)	(1,275,100)
Proceeds from issuance of senior unsecured notes	—	550,000	—	550,000
Proceeds from issuance of term loan, net of discount	—	693,000	—	693,000
Repayment of other long-term debt	(2,645)	(345,666)	(5,311)	(345,688)
Payment of deferred financing costs	(270)	(6,443)	(313)	(6,860)
Contribution made by noncontrolling interest	200	—	200	—
Cash distributed to noncontrolling interests	(2,133)	—	(3,521)	—
Issuance of common stock	—	1,604	—	3,019
Other	—	355	—	744

Net cash provided by (used in) financing activities	(13,048)	732,850	101,255	719,215

Change in cash and cash equivalents	(2,571)	33,899	(3,995)	35,231
Cash and cash equivalents at beginning of period	40,137	18,500	41,561	17,168

Cash and cash equivalents at end of period	$37,566	$52,399	$37,566	$52,399

Supplemental information:
Interest payments	$35,526	$4,056	$47,634	$6,944
Income tax payments (refunds)	23,802	11,503	9,846	(13,283)
Issuance of common stock in RehabCare acquisition	—	300,426	—	300,426
Financing costs paid in connection with RehabCare acquisition	—	13,074	—	13,074

See accompanying notes.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1—BASIS OF PRESENTATION

Business

Kindred Healthcare, Inc. is a healthcare services company that through its subsidiaries operates long-term acute care (“LTAC”) hospitals, inpatient rehabilitation hospitals (“IRFs”), nursing and rehabilitation centers, assisted living facilities, a contract rehabilitation services business and a home health and hospice business across the United States (collectively, the “Company” or “Kindred”). At June 30, 2012, the Company’s hospital division operated 118 LTAC hospitals and six IRFs in 26 states. The Company’s nursing center division operated 224 nursing and rehabilitation centers and six assisted living facilities in 27 states. The Company’s rehabilitation division provided rehabilitation services primarily in hospitals and long-term care settings. The Company’s home health and hospice division provided home health, hospice and private duty services from 52 locations in eight states.

In recent years, the Company has completed several transactions related to the divestiture of unprofitable hospitals and nursing and rehabilitation centers to improve its future operating results. For accounting purposes, the operating results of these businesses have been classified as discontinued operations in the accompanying unaudited condensed consolidated statement of operations for all periods presented. Assets not sold at June 30, 2012 have been measured at the lower of carrying value or estimated fair value less costs of disposal and have been classified as held for sale in the accompanying unaudited condensed consolidated balance sheet. See Note 4 for a summary of discontinued operations.

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

Indefinite-lived assets

In accordance with the authoritative guidance for goodwill and other intangible assets, the Company is required to perform an impairment test for indefinite-lived intangible assets at least annually or more frequently if adverse events or changes in circumstances indicate that the asset may be impaired.

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

As a result of the RehabCare Merger (as defined in Note 2 below), the Company acquired indefinite-lived intangible assets consisting of trade names ($115.4 million), Medicare certifications ($75.9 million) and certificates of need ($7.9 million). The annual impairment test for these indefinite-lived intangible assets was performed as of May 1, 2012. No impairment charges were recorded in connection with this annual impairment test.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 1—BASIS OF PRESENTATION (Continued)

Equity

The following table sets forth the changes in equity attributable to noncontrolling interests and equity attributable to Kindred stockholders for the six months ended June 30, 2012 and 2011 (in thousands):

	Redeemable noncontrolling interests	Amounts attributable to Kindred stockholders	Nonredeemable noncontrolling interests	Total equity
For the six months ended June 30, 2012:
Balance at December 31, 2011	$9,704	$1,288,921	$31,620	$1,320,541
Comprehensive income (loss):
Net income (loss)	240	33,693	(28)	33,665
Other comprehensive income	—	24	—	24

	240	33,717	(28)	33,689
Shares tendered by employees for statutory tax withholdings upon issuance of common stock	—	(1,821)	—	(1,821)
Income tax provision in connection with the issuance of common stock under employee benefit plans	—	(2,210)	—	(2,210)
Stock-based compensation amortization	—	4,879	—	4,879
Contribution made by noncontrolling interest	—	—	200	200
Distributions to noncontrolling interests	(571)	—	(2,950)	(2,950)

Balance at June 30, 2012	$9,373	$1,323,486	$28,842	$1,352,328

For the six months ended June 30, 2011:
Balance at December 31, 2010	$—	$1,031,759	$—	$1,031,759
Acquired noncontrolling interests	23,869	—	23,990	23,990
Comprehensive income (loss):
Net income (loss)	(28)	16,565	(393)	16,172
Other comprehensive income	—	182	—	182

	(28)	16,747	(393)	16,354
Issuance of common stock in connection with employee benefit plans	—	3,019	—	3,019
Shares tendered by employees for statutory tax withholdings upon issuance of common stock	—	(3,353)	—	(3,353)
Income tax benefit in connection with the issuance of common stock under employee benefit plans	—	608	—	608
Stock-based compensation amortization	—	6,106	—	6,106
Equity consideration for RehabCare Merger (see Note 2)	—	300,426	—	300,426

Balance at June 30, 2011	$23,841	$1,355,312	$23,597	$1,378,909

Derivative financial instruments

In December 2011, the Company entered into two interest rate swap agreements to hedge its floating interest rate on an aggregate of $225.0 million of outstanding Term Loan Facility (as defined in Note 2 below) debt. The interest rate swaps have an effective date of January 9, 2012, and expire on January 11, 2016. The Company is required to make payments based upon a fixed interest rate of 1.8925% calculated on the notional amount of $225.0 million. In exchange, the Company will receive interest on $225.0 million at a variable interest rate that is based upon the three-month London Interbank Offered Rate (“LIBOR”), subject to a minimum rate of 1.5%. The Company determined the interest rate swaps continue to be effective cash flow hedges at June 30, 2012. The fair value of the interest rate swaps recorded in other accrued liabilities was $2.1 million and $0.8 million at June 30, 2012 and December 31, 2011, respectively.

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

Operating results in the second quarter of 2011 included transaction costs totaling $19.1 million, financing costs totaling $11.8 million and severance costs totaling $14.9 million related to the RehabCare Merger. Operating results for the six months ended June 30, 2011 included transaction costs totaling $23.0 million, financing costs totaling $13.8 million and severance costs totaling $14.9 million related to the RehabCare Merger. In the accompanying unaudited condensed consolidated statement of operations, transaction costs were included in other operating expenses, financing costs were included in interest expense and severance costs were included in salaries, wages and benefits.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 2—REHABCARE ACQUISITION (Continued)

In connection with the RehabCare Merger, the Company entered into a new $650 million senior secured asset-based revolving credit facility (the “ABL Facility”) and a new $700 million senior secured term loan facility (the “Term Loan Facility”) (collectively, the “New Credit Facilities”). The Company also successfully completed the private placement of $550 million of senior notes due 2019 (the “Notes”). The Company used proceeds from the New Credit Facilities and the Notes to pay the Merger Consideration, repay all amounts outstanding under the Company’s and RehabCare’s previous credit facilities and to pay transaction costs. The amounts outstanding under the Company’s and RehabCare’s former credit facilities that were repaid at the RehabCare Merger closing were $390.0 million and $345.4 million, respectively. The New Credit Facilities have incremental facility capacity in an aggregate amount between the two facilities of $200 million, subject to meeting certain conditions, including a specified senior secured leverage ratio with respect to the Term Loan Facility. In connection with these new credit arrangements, the Company paid $46.2 million of lender fees related to debt issuance that were capitalized as deferred financing costs and paid $13.1 million of other financing costs that were charged to interest expense during 2011.

Pro forma information

The unaudited pro forma net effect of the RehabCare Merger assuming the acquisition occurred as of January 1, 2010 is as follows (in thousands, except per share amounts):

	Three months ended June 30, 2011	Six months ended June 30, 2011
Revenues	$1,533,515	$3,090,535
Income from continuing operations attributable to Kindred	25,501	62,027
Income attributable to Kindred	26,163	65,478
Earnings per common share:
Basic:
Income from continuing operations	$0.49	$1.19
Net income	$0.50	$1.26
Diluted:
Income from continuing operations	$0.49	$1.18
Net income	$0.50	$1.25

The unaudited pro forma financial data has been derived by combining the historical financial results of the Company and the operations acquired in the RehabCare Merger for the period presented. The unaudited pro forma financial data includes transaction, financing and severance costs totaling $74.5 million incurred by both the Company and RehabCare in connection with the RehabCare Merger. These costs have been eliminated from the results of operations for 2011 and were reflected as expenses incurred as of January 1, 2010 for purposes of the pro forma financial presentation. Revenues and earnings before interest, income taxes and transaction-related costs associated with RehabCare aggregated $359.2 million and $33.7 million, respectively, in the second quarter of 2012, aggregated $723.7 million and $65.3 million, respectively, for the six months ended June 30, 2012 and aggregated $113.7 million and $9.0 million, respectively, in the second quarter of 2011.

NOTE 3—OTHER ACQUISITIONS

The following is a summary of the Company’s other significant acquisition activities. The purchase price of the acquired leased facilities resulted from negotiations with each of the sellers that were based upon both the historical and expected future cash flows of the respective facilities and real estate values. Each of these acquisitions was financed through operating cash flows or borrowings under the Company’s revolving credit facility.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 3—OTHER ACQUISITIONS (Continued)

During the six months ended June 30, 2012, the Company acquired the real estate of two previously leased hospitals for $67.9 million. Annual rent associated with the hospitals aggregated $5.5 million. During the six months ended June 30, 2011, the Company acquired the real estate of a previously leased hospital for $8.0 million. Annual rent associated with the hospital aggregated $0.9 million.

In April 2011, the Company acquired a home health company for $9.5 million, which included $0.1 million of property and equipment, $7.5 million of goodwill and $1.9 million of identifiable intangible assets.

The fair value of each of the acquisitions noted above was measured using discounted cash flow methodologies which are considered Level 3 inputs (as described in Note 12).

NOTE 4—DISCONTINUED OPERATIONS

In accordance with the authoritative guidance for the impairment or disposal of long-lived assets, the divestitures of unprofitable businesses discussed in Note 1 have been accounted for as discontinued operations. Accordingly, the results of operations of these businesses for all periods presented have been classified as discontinued operations, net of income taxes, in the accompanying unaudited condensed consolidated statement of operations. At June 30, 2012, the Company held for sale two hospitals.

A summary of discontinued operations follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Revenues	$254	$208	$334	$177

Salaries, wages and benefits	(94)	(160)	(192)	(316)
Supplies	3	(1)	3	(3)
Rent	29	29	59	58
Other operating expenses (income)	339	(615)	307	(225)
Depreciation	—	—	—	—
Interest expense	—	—	—	—
Investment income	—	—	—	—

	277	(747)	177	(486)

Income (loss) from operations before income taxes	(23)	955	157	663
Provision (benefit) for income taxes	(9)	368	61	255

Income (loss) from operations	$(14)	$587	$96	$408

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 4—DISCONTINUED OPERATIONS (Continued)

The following table sets forth certain discontinued operating data by business segment (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Revenues:
Hospital division	$183	$11	$201	$(24)
Nursing center division	71	197	133	201

	$254	$208	$334	$177

Operating income (loss):
Hospital division	$(68)	$(282)	$(371)	$(698)
Nursing center division	74	1,266	587	1,419

	$6	$984	$216	$721

Rent:
Hospital division	$29	$29	$58	$58
Nursing center division	—	—	1	—

	$29	$29	$59	$58

A summary of the net assets held for sale follows (in thousands):

	June 30, 2012	December 31, 2011
Long-term assets:
Property and equipment, net	$4,662	$5,607
Other	—	5

	4,662	5,612
Current liabilities (included in other accrued liabilities)	—	(118)

	$4,662	$5,494

NOTE 5—REVENUES

Revenues are recorded based upon estimated amounts due from patients and third party payors for healthcare services provided, including anticipated settlements under reimbursement agreements with Medicare, Medicaid, Medicare Advantage and other third party payors.

A summary of revenues by payor type follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Medicare	$642,058	$576,778	$1,320,982	$1,132,568
Medicaid	265,184	262,450	529,422	522,129
Medicare Advantage	118,566	98,074	236,979	193,455
Other	596,693	434,687	1,203,512	795,429

	1,622,501	1,371,989	3,290,895	2,643,581
Eliminations	(86,673)	(79,397)	(175,097)	(158,568)

	$1,535,828	$1,292,592	$3,115,798	$2,485,013

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 6—EARNINGS (LOSS) PER SHARE

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

A computation of earnings (loss) per common share follows (in thousands, except per share amounts):

	Three months ended June 30,				Six months ended June 30,
	2012		2011		2012		2011
	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted
Earnings (loss):
Amounts attributable to Kindred stockholders:
Income (loss) from continuing operations:
As reported in Statement of Operations	$15,516	$15,516	$(6,119)	$(6,119)	$33,597	$33,597	$16,157	$16,157
Allocation to participating unvested restricted stockholders	(372)	(371)	—	—	(633)	(633)	(296)	(292)

Available to common stockholders	$15,144	$15,145	$(6,119)	$(6,119)	$32,964	$32,964	$15,861	$15,865

Income (loss) from discontinued operations:
As reported in Statement of Operations	$(14)	$(14)	$587	$587	$96	$96	$408	$408
Allocation to participating unvested restricted stockholders	—	—	—	—	(2)	(2)	(7)	(7)

Available to common stockholders	$(14)	$(14)	$587	$587	$94	$94	$401	$401

Net income (loss):
As reported in Statement of Operations	$15,502	$15,502	$(5,532)	$(5,532)	$33,693	$33,693	$16,565	$16,565
Allocation to participating unvested restricted stockholders	(372)	(371)	—	—	(635)	(635)	(303)	(299)

Available to common stockholders	$15,130	$15,131	$(5,532)	$(5,532)	$33,058	$33,058	$16,262	$16,266

Shares used in the computation:
Weighted average shares outstanding—basic computation	51,664	51,664	43,231	43,231	51,633	51,633	41,145	41,145

Dilutive effect of employee stock options		11		—		24		516

Adjusted weighted average shares outstanding—diluted computation		51,675		43,231		51,657		41,661

Earnings (loss) per common share:
Income (loss) from continuing operations	$0.29	$0.29	$(0.14)	$(0.14)	$0.64	$0.64	$0.39	$0.38
Income (loss) from discontinued operations	—	—	0.01	0.01	—	—	0.01	0.01

Net income (loss)	$0.29	$0.29	$(0.13)	$(0.13)	$0.64	$0.64	$0.40	$0.39

Number of antidilutive stock options excluded from shares used in the diluted earnings (loss) per common share computation		2,296		836		2,296		1,094

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 7—BUSINESS SEGMENT DATA

The Company is organized into four operating divisions: the hospital division, the nursing center division, the rehabilitation division and the home health and hospice division. The expansion of the Company’s home health and hospice operations and changes to the Company’s organizational structure have led the Company to segregate its home health and hospice business into a separate division. The Company’s home health and hospice division was previously included in the rehabilitation division. Based upon the authoritative guidance for business segments and after giving consideration to the Company’s business segments after the RehabCare Merger, the operating divisions represent five reportable operating segments, including (1) hospitals, (2) skilled nursing and rehabilitation centers, (3) skilled nursing-based rehabilitation contract therapy services, (4) hospital-based rehabilitation contract therapy services and (5) home health and hospice services. These reportable operating segments are consistent with information used by the Company’s Chief Executive Officer and Chief Operating Officer to assess performance and allocate resources. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. Prior period segment information has been restated to conform with the current period presentation.

For segment purposes, the Company defines operating income as earnings before interest, income taxes, depreciation, amortization and rent. Operating income reported for each of the Company’s operating segments excludes impairment charges, transaction costs and the allocation of corporate overhead.

Operating income for the hospital division in the second quarter of 2012 included severance ($0.6 million) and other miscellaneous costs ($2.0 million) incurred in connection with the closing of two LTAC hospitals and the cancellation of a sub-acute unit project, and $5.0 million for employment-related lawsuits. Operating income for the hospital division for the six months ended June 30, 2012 included severance ($2.6 million) and other miscellaneous costs ($2.3 million) incurred in connection with the closing of a regional office and three LTAC hospitals and the cancellation of a sub-acute unit project, and $5.0 million for employment-related lawsuits.

Operating income for the nursing center division in the second quarter of 2012 and for the six months ended June 30, 2012 included employee retention costs of $0.7 million incurred in connection with the decision to allow leases to expire for 54 nursing and rehabilitation centers leased from Ventas, Inc. (“Ventas”).

Rent expense for the hospital division included $1.1 million and $2.9 million in the second quarter of 2012 and for the six months ended June 30, 2012, respectively, incurred in connection with the closing of three LTAC hospitals.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 7—BUSINESS SEGMENT DATA (Continued)

The following table sets forth certain data by business segment (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Revenues:
Hospital division	$729,419	$593,425	$1,495,242	$1,152,399
Nursing center division	535,644	568,199	1,079,963	1,135,671
Rehabilitation division:
Skilled nursing rehabilitation services	255,187	161,246	510,638	275,864
Hospital rehabilitation services	73,379	38,291	147,748	60,781

	328,566	199,537	658,386	336,645
Home health and hospice division	28,872	10,828	57,304	18,866

	1,622,501	1,371,989	3,290,895	2,643,581
Eliminations:
Skilled nursing rehabilitation services	(57,056)	(57,587)	(115,489)	(114,668)
Hospital rehabilitation services	(27,755)	(20,706)	(56,072)	(41,931)
Nursing and rehabilitation centers	(1,862)	(1,104)	(3,536)	(1,969)

	(86,673)	(79,397)	(175,097)	(158,568)

	$1,535,828	$1,292,592	$3,115,798	$2,485,013

Income (loss) from continuing operations:
Operating income (loss):
Hospital division	$141,511	$108,465	$302,180	$216,850
Nursing center division	71,005	93,532	136,538	180,882
Rehabilitation division:
Skilled nursing rehabilitation services	22,942	15,978	37,135	25,137
Hospital rehabilitation services	17,860	8,033	33,976	13,365

	40,802	24,011	71,111	38,502
Home health and hospice division	2,789	(447)	5,130	(457)
Corporate:
Overhead	(44,723)	(43,801)	(87,451)	(82,116)
Insurance subsidiary	(600)	(420)	(1,082)	(1,022)

	(45,323)	(44,221)	(88,533)	(83,138)
Impairment charges	(329)	—	(1,196)	—
Transaction costs	(597)	(34,851)	(1,082)	(39,030)

Operating income	209,858	146,489	424,148	313,609
Rent	(107,541)	(95,677)	(215,509)	(187,130)
Depreciation and amortization	(49,802)	(37,871)	(98,492)	(70,420)
Interest, net	(26,441)	(22,900)	(52,727)	(28,133)

Income (loss) from continuing operations before income taxes	26,074	(9,959)	57,420	27,926
Provision (benefit) for income taxes	10,797	(3,419)	23,611	12,190

	$15,277	$(6,540)	$33,809	$15,736

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 7—BUSINESS SEGMENT DATA (Continued)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Rent:
Hospital division	$54,719	$43,997	$110,086	$84,296
Nursing center division	50,229	49,562	100,167	98,946
Rehabilitation division:
Skilled nursing rehabilitation services	1,359	1,540	2,751	3,049
Hospital rehabilitation services	39	33	117	61

	1,398	1,573	2,868	3,110
Home health and hospice division	609	251	1,224	440
Corporate	586	294	1,164	338

	$107,541	$95,677	$215,509	$187,130

Depreciation and amortization:
Hospital division	$22,866	$16,572	$45,469	$30,850
Nursing center division	13,229	13,038	25,970	24,831
Rehabilitation division:
Skilled nursing rehabilitation services	2,724	1,221	5,352	1,875
Hospital rehabilitation services	2,323	819	4,647	916

	5,047	2,040	9,999	2,791
Home health and hospice division	925	118	1,823	223
Corporate	7,735	6,103	15,231	11,725

	$49,802	$37,871	$98,492	$70,420

Capital expenditures, excluding acquisitions (including discontinued operations):
Hospital division:
Routine	$9,095	$11,809	$19,440	$23,953
Development	11,289	6,423	21,238	14,200

	20,384	18,232	40,678	38,153
Nursing center division:
Routine	3,417	8,000	7,646	16,155
Development	1,087	7,705	1,760	11,027

	4,504	15,705	9,406	27,182
Rehabilitation division:
Skilled nursing rehabilitation services:
Routine	569	179	895	414
Development	—	—	—	—

	569	179	895	414
Hospital rehabilitation services:
Routine	60	72	106	97
Development	—	—	—	—

	60	72	106	97
Home health and hospice division:
Routine	145	38	269	58
Development	—	181	—	191

	145	219	269	249
Corporate:
Information systems	15,195	13,641	22,059	17,573
Other	278	211	450	418

	$41,135	$48,259	$73,863	$84,086

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 7—BUSINESS SEGMENT DATA (Continued)

	June 30, 2012	December 31, 2011
Assets at end of period:
Hospital division	$2,130,276	$2,056,103
Nursing center division	638,197	638,078
Rehabilitation division:
Skilled nursing rehabilitation services	452,726	425,499
Hospital rehabilitation services	343,185	347,491

	795,911	772,990
Home health and hospice division	110,488	104,374
Corporate	567,658	566,948

	$4,242,530	$4,138,493

Goodwill:
Hospital division	$747,777	$745,411
Rehabilitation division:
Skilled nursing rehabilitation services	107,899	107,026
Hospital rehabilitation services	168,019	167,753

	275,918	274,779
Home health and hospice division	64,684	64,465

	$1,088,379	$1,084,655

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

The provision for loss for insurance risks, including the cost of coverage maintained with unaffiliated commercial insurance carriers, follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Professional liability:
Continuing operations	$20,501	$16,871	$39,567	$34,631
Discontinued operations	73	(942)	(244)	(821)
Workers compensation:
Continuing operations	$15,677	$14,081	$30,795	$27,149
Discontinued operations	(141)	(219)	(288)	(520)

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 8—INSURANCE RISKS (Continued)

A summary of the assets and liabilities related to insurance risks included in the accompanying unaudited condensed consolidated balance sheet follows (in thousands):

	June 30, 2012			December 31, 2011
	Professional liability	Workers compensation	Total	Professional liability	Workers compensation	Total
Assets:
Current:
Insurance subsidiary investments	$45,389	$30,533	$75,922	$44,678	$25,747	$70,425
Reinsurance recoverables	2,033	—	2,033	323	—	323
Other	—	150	150	—	150	150

	47,422	30,683	78,105	45,001	25,897	70,898
Non-current:
Insurance subsidiary investments	54,223	64,985	119,208	39,048	71,179	110,227
Reinsurance and other recoverables	49,943	71,366	121,309	44,356	64,704	109,060
Deposits	3,977	1,574	5,551	3,643	1,623	5,266
Other	—	41	41	—	42	42

	108,143	137,966	246,109	87,047	137,548	224,595

	$155,565	$168,649	$324,214	$132,048	$163,445	$295,493

Liabilities:
Allowance for insurance risks:
Current	$46,458	$34,832	$81,290	$46,010	$32,198	$78,208
Non-current	231,477	147,079	378,556	217,717	138,489	356,206

	$277,935	$181,911	$459,846	$263,727	$170,687	$434,414

Provisions for loss for professional liability risks retained by the Company’s limited purpose insurance subsidiary have been discounted based upon actuarial estimates of claim payment patterns using a discount rate of 1% to 5% depending upon the policy year. The discount rate was 1% for the 2012 and 2011 policy years. The discount rates are based upon the risk free interest rate for the respective year. Amounts equal to the discounted loss provision are funded annually. The Company does not fund the portion of professional liability risks related to estimated claims that have been incurred but not reported. Accordingly, these liabilities are not discounted. If the Company did not discount any of the allowances for professional liability risks, these balances would have approximated $280.6 million at June 30, 2012 and $266.5 million at December 31, 2011.

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

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 9—INSURANCE SUBSIDIARY INVESTMENTS (Continued)

The amortized cost and estimated fair value of the Company’s insurance subsidiary investments follows (in thousands):

	June 30, 2012				December 31, 2011
	Amortized cost	Unrealized gains	Unrealized losses	Fair value	Amortized cost	Unrealized gains	Unrealized losses	Fair value
Cash and cash equivalents (a)	$133,363	$—	$—	$133,363	$118,877	$—	$—	$118,877
Debt securities:
Corporate bonds	21,454	118	(17)	21,555	23,134	163	(48)	23,249
Debt securities issued by U.S. government agencies	20,005	107	(1)	20,111	18,173	120	(5)	18,288
U.S. Treasury notes	2,607	4	—	2,611	3,867	10	—	3,877
Debt securities issued by foreign governments	624	4	—	628	625	8	—	633
Commercial mortgage-backed securities	—	—	—	—	137	6	—	143

	44,690	233	(18)	44,905	45,936	307	(53)	46,190

Equities by industry:
Consumer	2,171	631	(41)	2,761	2,171	329	(45)	2,455
Industrials	2,039	351	(54)	2,336	2,039	248	(111)	2,176
Technology	1,482	282	(88)	1,676	1,482	215	(99)	1,598
Healthcare	1,474	99	(46)	1,527	1,474	77	(72)	1,479
Financial services	1,419	171	(154)	1,436	1,419	89	(227)	1,281
Other	2,554	558	(213)	2,899	2,554	345	(209)	2,690

	11,139	2,092	(596)	12,635	11,139	1,303	(763)	11,679
Certificates of deposit	4,225	2	—	4,227	3,905	3	(2)	3,906

	$193,417	$2,327	$(614)	$195,130	$179,857	$1,613	$(818)	$180,652

(a)	Includes $3.6 million and $2.2 million of money market funds at June 30, 2012 and December 31, 2011, respectively.

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

The Company considered the severity and duration of its unrealized losses at June 30, 2012 and 2011 for various investments held in its insurance subsidiary investment portfolio and determined that these unrealized losses were temporary and did not record any impairment losses related to these investments.

As a result of deterioration in professional liability and workers compensation underwriting results of the Company’s limited purpose insurance subsidiary in 2011, the Company made a capital contribution of $8.6 million during the six months ended June 30, 2012 to its limited purpose insurance subsidiary. Conversely, as a result of improved professional liability underwriting results of the Company’s limited purpose insurance subsidiary in 2010, the Company received a distribution of $3.5 million during the six months ended June 30, 2011 from its limited purpose insurance subsidiary. These transactions were completed in accordance with applicable regulations. Neither the contribution nor the distribution had any impact on earnings.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 10—LEASES

On April 27, 2012, the Company provided Ventas with notices to renew the master lease agreements for 19 nursing and rehabilitation centers and six LTAC hospitals (collectively, the “Renewal Facilities”) for an additional five years. The current lease term for the Renewal Facilities is scheduled to expire in April 2013.

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

The Company did not renew seven renewal bundles containing 54 nursing and rehabilitation centers and ten LTAC hospitals. These facilities contain 6,140 licensed nursing and rehabilitation center beds and 1,066 licensed hospital beds and generated revenues of approximately $790 million for the year ended December 31, 2011. The current annual rent for these facilities approximates $77 million.

On May 24, 2012, the Company entered into a new master lease agreement with Ventas for the ten LTAC hospitals that the Company had previously announced it did not intend to renew. The new master lease agreement will be effective on May 1, 2013 and will have a term of ten years with three five-year renewal options. The annual rent for the new lease will be $28 million and is subject to annual increases based on the increase in the consumer price index (subject to an annual 4% cap). The current annual rent for these ten LTAC hospitals approximates $22 million. These ten LTAC hospitals contain 1,066 licensed hospital beds and generated revenues of approximately $276 million for the year ended December 31, 2011. The terms of the new master lease agreement are substantially similar to the terms of the other master lease agreements between Kindred and Ventas.

On May 24, 2012, the Company and Ventas also entered into a separate agreement to provide Ventas with more flexibility to accelerate the transfer of the 54 nursing and rehabilitation centers currently leased by the Company that are scheduled to expire on April 30, 2013. The Company will continue to operate these nursing and rehabilitation centers and include them in its results from continuing operations through the expiration of the lease term in April 2013.

NOTE 11—CONTINGENCIES

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

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 11—CONTINGENCIES (Continued)

Income taxes—The Company is subject to various federal and state income tax audits in the ordinary course of business. Such audits could result in increased tax payments, interest and penalties.

Litigation—The Company is a party to various legal actions (some of which are not insured), and regulatory and other governmental audits and investigations in the ordinary course of business. The Company cannot predict the ultimate outcome of pending litigation and regulatory and other governmental audits and investigations. These matters could potentially subject the Company to sanctions, damages, recoupments, fines and other penalties. The U.S. Department of Justice (the “DOJ”), the Centers for Medicare and Medicaid Services (“CMS”) or other federal and state enforcement and regulatory agencies may conduct additional investigations related to the Company’s businesses in the future which may, either individually or in the aggregate, have a material adverse effect on the Company’s business, financial position, results of operations and liquidity. See Note 14.

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
June 30, 2012:
Recurring:
Assets:
Available-for-sale debt securities:
Corporate bonds	$—	$21,555	$—	$21,555	$—
Debt securities issued by U.S. government agencies	—	20,111	—	20,111	—
U.S. Treasury notes	2,611	—	—	2,611	—
Debt securities issued by foreign governments	—	628	—	628	—

	2,611	42,294	—	44,905	—
Available-for-sale equity securities	12,635	—	—	12,635	—
Money market funds	7,226	—	—	7,226	—
Certificates of deposit	—	4,227	—	4,227	—

Total available-for-sale investments	22,472	46,521	—	68,993	—
Deposits held in money market funds	5,248	3,977	—	9,225	—

	$27,720	$50,498	$—	$78,218	$—

Liabilities:
Interest rate swaps	$—	$(2,078)	$—	$(2,078)	$—

Non-recurring:
Assets:
Property and equipment	$—	$—	$132	$132	$(1,196)

Liabilities	$—	$—	$—	$—	$—

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

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 12—FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)

Recurring measurements

The Company’s available-for-sale investments held by its limited purpose insurance subsidiary consist of debt securities, equities, money market funds and certificates of deposit. These available-for-sale investments and the insurance subsidiary’s cash and cash equivalents of $129.8 million as of June 30, 2012 and $116.7 million as of December 31, 2011, classified as insurance subsidiary investments, are maintained for the payment of claims and expenses related to professional liability and workers compensation risks.

The Company also has available-for-sale investments totaling $3.6 million related to a deferred compensation plan that is maintained for certain of the Company’s current and former employees.

The fair value of actively traded debt and equity securities and money market funds are based upon quoted market prices and are generally classified as Level 1. The fair value of inactively traded debt securities and certificates of deposit are based upon either quoted market prices of similar securities or observable inputs such as interest rates using either a market or income valuation approach and are generally classified as Level 2. The Company’s investment advisors obtain and review pricing for each security. The Company is responsible for the determination of fair value and as such the Company reviews the pricing information from its advisors in determining reasonable estimates of fair value. Based upon the Company’s internal review procedures, there were no adjustments to the prices during the three or six months ended June 30, 2012 or June 30, 2011.

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

	June 30, 2012		December 31, 2011
(In thousands)	Carrying value	Fair value	Carrying value	Fair value
Cash and cash equivalents	$37,566	$37,566	$41,561	$41,561
Cash–restricted	5,422	5,422	5,551	5,551
Insurance subsidiary investments	195,130	195,130	180,652	180,652
Tax refund escrow investments	207	207	211	211
Long-term debt, including amounts due within one year (excluding capital lease obligations totaling $2.3 million and $3.9 million at June 30, 2012 and December 31, 2011, respectively)	1,645,594	1,586,787	1,538,557	1,406,751

Non-recurring measurements

On July 29, 2011, CMS issued final rules which, among other things, significantly reduced Medicare payments to nursing centers and changed the reimbursement for the provision of group rehabilitation therapy services to Medicare beneficiaries beginning October 1, 2011 (the “2011 CMS Rules”). In connection with the preparation of the Company’s operating results for the third quarter of 2011, the Company determined that the

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 12—FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)

Non-recurring measurements (Continued)

impact of the 2011 CMS Rules was a triggering event in the third quarter of 2011 and accordingly tested the recoverability of its nursing and rehabilitation centers reporting unit goodwill, intangible assets and property and equipment asset groups impacted by the reduced Medicare payments. The Company recorded pretax impairment charges aggregating $0.3 million and $1.2 million in the second quarter of 2012 and for the six months ended June 30, 2012, respectively, for necessary property and equipment expenditures in impaired nursing and rehabilitation center asset groups. These charges reflected the amount by which the carrying value of certain assets exceeded their estimated fair value. The fair value of property and equipment was measured using Level 3 inputs such as replacement costs factoring in depreciation, economic obsolesce and inflation trends.

NOTE 13—CONDENSED CONSOLIDATING FINANCIAL INFORMATION

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

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 13—CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

The following unaudited condensed consolidating financial data presents the financial position of the parent company/issuer, the guarantor subsidiaries and the non-guarantor subsidiaries as of June 30, 2012 and December 31, 2011, and the respective results of operations and cash flows for the three and six months ended June 30, 2012 and June 30, 2011.

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)

	Three months ended June 30, 2012
(In thousands)	Parent company/ issuer	Guarantor subsidiaries	Non-guarantor subsidiaries	Consolidating and eliminating adjustments	Consolidated
Revenues	$—	$1,444,958	$115,981	$(25,111)	$1,535,828

Salaries, wages and benefits	1	866,151	40,954	—	907,106
Supplies	—	99,096	9,142	—	108,238
Rent	—	100,050	7,491	—	107,541
Other operating expenses	—	289,986	48,120	(25,111)	312,995
Other income	—	(2,698)	—	—	(2,698)
Impairment charges	—	329	—	—	329
Depreciation and amortization	—	46,989	2,813	—	49,802
Management fees	—	(3,029)	3,029	—	—
Intercompany interest (income) expense from affiliates	(28,340)	25,120	3,220	—	—
Interest expense (income)	26,568	(4,878)	5,026	—	26,716
Investment income	—	(65)	(210)	—	(275)
Equity in net income of consolidating affiliates	(14,027)	—	—	14,027	—

	(15,798)	1,417,051	119,585	(11,084)	1,509,754

Income (loss) from continuing operations before income taxes	15,798	27,907	(3,604)	(14,027)	26,074
Provision for income taxes	296	10,273	228	—	10,797

Income (loss) from continuing operations	15,502	17,634	(3,832)	(14,027)	15,277
Loss from discontinued operations, net of income taxes	—	(14)	—	—	(14)

Net income (loss)	15,502	17,620	(3,832)	(14,027)	15,263
Loss attributable to noncontrolling interests	—	—	239	—	239

Income (loss) attributable to Kindred	$15,502	$17,620	$(3,593)	$(14,027)	$15,502

Comprehensive income (loss)	$14,751	$17,620	$(3,967)	$(13,892)	$14,512

Comprehensive income (loss) attributable to Kindred	$14,751	$17,620	$(3,728)	$(13,892)	$14,751

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 13—CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) (Continued)

	Three months ended June 30, 2011
(In thousands)	Parent company/ issuer	Guarantor subsidiaries	Non-guarantor subsidiaries	Consolidating and eliminating adjustments	Consolidated
Revenues	$—	$1,263,130	$50,893	$(21,431)	$1,292,592

Salaries, wages and benefits	145	751,748	13,240	—	765,133
Supplies	—	93,845	2,873	—	96,718
Rent	—	93,173	2,504	—	95,677
Other operating expenses	16	280,035	28,512	(21,431)	287,132
Other income	—	(2,880)	—	—	(2,880)
Depreciation and amortization	—	36,483	1,388	—	37,871
Management fees	—	(1,158)	1,158	—	—
Intercompany interest (income) expense from affiliates	(25,464)	24,134	1,330	—	—
Interest expense (income)	23,075	(8)	90	—	23,157
Investment (income) loss	—	(1,569)	1,312	—	(257)
Equity in net loss of consolidating affiliates	6,931	—	—	(6,931)	—

	4,703	1,273,803	52,407	(28,362)	1,302,551

Loss from continuing operations before income taxes	(4,703)	(10,673)	(1,514)	6,931	(9,959)
Provision (benefit) for income taxes	829	(4,310)	62	—	(3,419)

Loss from continuing operations	(5,532)	(6,363)	(1,576)	6,931	(6,540)
Income from discontinued operations, net of income taxes	—	587	—	—	587

Net loss	(5,532)	(5,776)	(1,576)	6,931	(5,953)
Loss attributable to noncontrolling interests	—	—	421	—	421

Loss attributable to Kindred	$(5,532)	$(5,776)	$(1,155)	$6,931	$(5,532)

Comprehensive loss	$(5,608)	$(5,776)	$(1,652)	$7,007	$(6,029)

Comprehensive loss attributable to Kindred	$(5,608)	$(5,776)	$(1,231)	$7,007	$(5,608)

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 13—CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) (Continued)

	Six months ended June 30, 2012
(In thousands)	Parent company/ issuer	Guarantor subsidiaries	Non-guarantor subsidiaries	Consolidating and eliminating adjustments	Consolidated
Revenues	$—	$2,923,192	$242,829	$(50,223)	$3,115,798

Salaries, wages and benefits	70	1,767,564	84,774	—	1,852,408
Supplies	—	200,394	19,139	—	219,533
Rent	—	200,105	15,404	—	215,509
Other operating expenses	3	576,145	98,034	(50,223)	623,959
Other income	—	(5,446)	—	—	(5,446)
Impairment charges	—	1,196	—	—	1,196
Depreciation and amortization	—	92,298	6,194	—	98,492
Management fees	—	(6,377)	6,377	—	—
Intercompany interest (income) expense from affiliates	(56,247)	49,397	6,850	—	—
Interest expense (income)	52,861	(9,640)	10,073	—	53,294
Investment income	—	(92)	(475)	—	(567)
Equity in net income of consolidating affiliates	(31,245)	—	—	31,245	—

	(34,558)	2,865,544	246,370	(18,978)	3,058,378

Income (loss) from continuing operations before income taxes	34,558	57,648	(3,541)	(31,245)	57,420
Provision for income taxes	865	22,411	335	—	23,611

Income (loss) from continuing operations	33,693	35,237	(3,876)	(31,245)	33,809
Income from discontinued operations, net of income taxes	—	96	—	—	96

Net income (loss)	33,693	35,333	(3,876)	(31,245)	33,905
Earnings attributable to noncontrolling interests	—	—	(212)	—	(212)

Income (loss) attributable to Kindred	$33,693	$35,333	$(4,088)	$(31,245)	$33,693

Comprehensive income (loss)	$33,717	$35,333	$(3,279)	$(31,842)	$33,929

Comprehensive income (loss) attributable to Kindred	$33,717	$35,333	$(3,491)	$(31,842)	$33,717

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 13—CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) (Continued)

	Six months ended June 30, 2011
(In thousands)	Parent company/ issuer	Guarantor subsidiaries	Non-guarantor subsidiaries	Consolidating and eliminating adjustments	Consolidated
Revenues	$—	$2,455,196	$72,178	$(42,361)	$2,485,013

Salaries, wages and benefits	271	1,430,317	13,240	—	1,443,828
Supplies	—	183,867	2,873	—	186,740
Rent	3	184,623	2,504	—	187,130
Other operating expenses	47	538,770	50,045	(42,361)	546,501
Other income	—	(5,665)	—	—	(5,665)
Depreciation and amortization	—	69,032	1,388	—	70,420
Management fees	—	(1,158)	1,158	—	—
Intercompany interest (income) expense from affiliates	(34,938)	33,608	1,330	—	—
Interest expense	28,774	21	90	—	28,885
Investment (income) loss	—	(1,591)	839	—	(752)
Equity in net income of consolidating affiliates	(12,943)	—	—	12,943	—

	(18,786)	2,431,824	73,467	(29,418)	2,457,087

Income (loss) from continuing operations before income taxes	18,786	23,372	(1,289)	(12,943)	27,926
Provision for income taxes	2,221	9,815	154	—	12,190

Income (loss) from continuing operations	16,565	13,557	(1,443)	(12,943)	15,736
Income from discontinued operations, net of income taxes	—	408	—	—	408

Net income (loss)	16,565	13,965	(1,443)	(12,943)	16,144
Loss attributable to noncontrolling interests	—	—	421	—	421

Income (loss) attributable to Kindred	$16,565	$13,965	$(1,022)	$(12,943)	$16,565

Comprehensive income (loss)	$16,747	$13,965	$(1,261)	$(13,125)	$16,326

Comprehensive income (loss) attributable to Kindred	$16,747	$13,965	$(840)	$(13,125)	$16,747

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 13—CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Condensed Consolidating Balance Sheet

	As of June 30, 2012
(In thousands)	Parent company/ issuer	Guarantor subsidiaries	Non-guarantor subsidiaries	Consolidating and eliminating adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$30,773	$6,793	$—	$37,566
Cash—restricted	—	5,422	—	—	5,422
Insurance subsidiary investments	—	—	75,922	—	75,922
Accounts receivable, net	—	987,390	73,072	—	1,060,462
Inventories	—	28,439	2,809	—	31,248
Deferred tax assets	—	24,101	—	—	24,101
Income taxes	—	6,119	242	—	6,361
Other	—	34,095	1,343	—	35,438

	—	1,116,339	160,181	—	1,276,520

Property and equipment, net	—	1,060,649	49,518	—	1,110,167
Goodwill	—	825,623	262,756	—	1,088,379
Intangible assets, net	—	413,448	22,675	—	436,123
Assets held for sale	—	4,662	—	—	4,662
Insurance subsidiary investments	—	—	119,208	—	119,208
Investment in subsidiaries	295,877	—	—	(295,877)	—
Intercompany	2,621,450	—	—	(2,621,450)	—
Deferred tax assets	805	—	12,065	(12,870)	—
Other	48,230	97,678	61,563	—	207,471

	$2,966,362	$3,518,399	$687,966	$(2,930,197)	$4,242,530

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$190,035	$14,258	$—	$204,293
Salaries, wages and other compensation	15	341,023	41,112	—	382,150
Due to third party payors	—	26,367	—	—	26,367
Professional liability risks	—	3,478	42,980	—	46,458
Other accrued liabilities	2,078	125,260	6,699	—	134,037
Long-term debt due within one year	7,000	100	2,511	—	9,611

	9,093	686,263	107,560	—	802,916
Long-term debt	1,633,783	410	4,087	—	1,638,280
Intercompany	—	2,305,409	316,041	(2,621,450)	—
Professional liability risks	—	113,162	118,315	—	231,477
Deferred tax liabilities	—	20,427	—	(12,870)	7,557
Deferred credits and other liabilities	—	138,496	62,103	—	200,599
Noncontrolling interests-redeemable	—	—	9,373	—	9,373
Commitments and contingencies
Equity:
Stockholders’ equity	1,323,486	254,232	41,645	(295,877)	1,323,486
Noncontrolling interests-nonredeemable	—	—	28,842	—	28,842

	1,323,486	254,232	70,487	(295,877)	1,352,328

	$2,966,362	$3,518,399	$687,966	$(2,930,197)	$4,242,530

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 13—CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Condensed Consolidating Balance Sheet (Continued)

	As of December 31, 2011
(In thousands)	Parent company/ issuer	Guarantor subsidiaries	Non-guarantor subsidiaries	Consolidating and eliminating adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$21,825	$19,736	$—	$41,561
Cash—restricted	—	5,551	—	—	5,551
Insurance subsidiary investments	—	—	70,425	—	70,425
Accounts receivable, net	—	908,100	86,600	—	994,700
Inventories	—	28,220	2,840	—	31,060
Deferred tax assets	—	17,785	—	—	17,785
Income taxes	—	39,184	329	—	39,513
Other	—	30,489	2,198	—	32,687

	—	1,051,154	182,128	—	1,233,282

Property and equipment, net	—	1,007,187	51,854	—	1,059,041
Goodwill	—	815,787	268,868	—	1,084,655
Intangible assets, net	—	420,468	26,739	—	447,207
Assets held for sale	—	5,612	—	—	5,612
Insurance subsidiary investments	—	—	110,227	—	110,227
Investment in subsidiaries	266,817	—	—	(266,817)	—
Intercompany	2,503,209	—	—	(2,503,209)	—
Deferred tax assets	—	—	12,387	(12,387)	—
Other	52,623	92,231	53,615	—	198,469

	$2,822,649	$3,392,439	$705,818	$(2,782,413)	$4,138,493

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$102	$196,326	$20,373	$—	$216,801
Salaries, wages and other compensation	43	371,022	36,428	—	407,493
Due to third party payors	—	37,306	—	—	37,306
Professional liability risks	—	3,582	42,428	—	46,010
Other accrued liabilities	—	121,959	8,734	—	130,693
Long-term debt due within one year	7,000	96	3,524	—	10,620

	7,145	730,291	111,487	—	848,923
Long-term debt	1,526,583	460	4,839	—	1,531,882
Intercompany	—	2,169,985	333,224	(2,503,209)	—
Professional liability risks	—	108,853	108,864	—	217,717
Deferred tax liabilities	—	30,342	—	(12,387)	17,955
Deferred credits and other liabilities	—	130,466	61,305	—	191,771
Noncontrolling interests-redeemable	—	—	9,704	—	9,704
Commitments and contingencies
Equity:
Stockholders’ equity	1,288,921	222,042	44,775	(266,817)	1,288,921
Noncontrolling interests-nonredeemable	—	—	31,620	—	31,620

	1,288,921	222,042	76,395	(266,817)	1,320,541

	$2,822,649	$3,392,439	$705,818	$(2,782,413)	$4,138,493

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 13—CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Condensed Consolidating Statement of Cash Flows

	Three months ended June 30, 2012
(In thousands)	Parent company/ issuer	Guarantor subsidiaries	Non-guarantor subsidiaries	Consolidating and eliminating adjustments	Consolidated
Net cash provided by (used in) operating activities	$4,544	$49,506	$(1,027)	$—	$53,023

Cash flows from investing activities:
Routine capital expenditures	—	(26,131)	(2,628)	—	(28,759)
Development capital expenditures	—	(11,329)	(1,047)	—	(12,376)
Acquisitions	—	(17,420)	—	—	(17,420)
Acquisition deposit	—	16,866	—	—	16,866
Purchase of insurance subsidiary investments	—	—	(7,425)	—	(7,425)
Sale of insurance subsidiary investments	—	—	8,004	—	8,004
Net change in insurance subsidiary cash and cash equivalents	—	—	(1,363)	—	(1,363)
Change in other investments	—	182	—	—	182
Other	—	(255)	—	—	(255)

Net cash used in investing activities	—	(38,087)	(4,459)	—	(42,546)

Cash flows from financing activities:
Proceeds from borrowings under revolving credit	449,300	—	—	—	449,300
Repayment of borrowings under revolving credit	(457,500)	—	—	—	(457,500)
Repayment of other long-term debt	(1,750)	(23)	(872)	—	(2,645)
Payment of deferred financing costs	(270)	—	—	—	(270)
Contribution made by noncontrolling interest	—	—	200	—	200
Cash distributed to noncontrolling interests	—	—	(2,133)	—	(2,133)
Change in intercompany accounts	5,676	(4,210)	(1,466)	—	—

Net cash used in financing activities	(4,544)	(4,233)	(4,271)	—	(13,048)

Change in cash and cash equivalents	—	7,186	(9,757)	—	(2,571)
Cash and cash equivalents at beginning of period	—	23,587	16,550	—	40,137

Cash and cash equivalents at end of period	$—	$30,773	$6,793	$—	$37,566

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 13—CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Condensed Consolidating Statement of Cash Flows (Continued)

	Three months ended June 30, 2011
(In thousands)	Parent company/ issuer	Guarantor subsidiaries	Non-guarantor subsidiaries	Consolidating and eliminating adjustments	Consolidated
Net cash provided by (used in) operating activities	$(43,091)	$40,546	$7,397	$—	$4,852

Cash flows from investing activities:
Routine capital expenditures	—	(33,876)	(74)	—	(33,950)
Development capital expenditures	—	(14,309)	—	—	(14,309)
Acquisitions, net of cash acquired	—	(682,124)	30,172	—	(651,952)
Purchase of insurance subsidiary investments	—	—	(9,220)	—	(9,220)
Sale of insurance subsidiary investments	—	—	8,533	—	8,533
Net change in insurance subsidiary cash and cash equivalents	—	—	(2,744)	—	(2,744)
Other	—	(161)	—	—	(161)

Net cash provided by (used in) investing activities	—	(730,470)	26,667	—	(703,803)

Cash flows from financing activities:
Proceeds from borrowings under revolving credit	654,900	—	—	—	654,900
Repayment of borrowings under revolving credit	(814,900)	—	—	—	(814,900)
Proceeds from issuance of senior unsecured notes	550,000	—	—	—	550,000
Proceeds from issuance of term loan, net of discount	693,000	—	—	—	693,000
Repayment of other long-term debt	—	(345,395)	(271)	—	(345,666)
Payment of deferred financing costs	(6,443)	—	—	—	(6,443)
Issuance of common stock	1,604	—	—	—	1,604
Change in intercompany accounts	(1,035,425)	1,052,015	(16,590)	—	—
Insurance subsidiary distribution	—	—	—	—	—
Other	355	—	—	—	355

Net cash provided by (used in) financing activities	43,091	706,620	(16,861)	—	732,850

Change in cash and cash equivalents	—	16,696	17,203	—	33,899
Cash and cash equivalents at beginning of period	—	18,500	—	—	18,500

Cash and cash equivalents at end of period	$—	$35,196	$17,203	$—	$52,399

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 13—CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Condensed Consolidating Statement of Cash Flows (Continued)

	Six months ended June 30, 2012
(In thousands)	Parent company/ issuer	Guarantor subsidiaries	Non- guarantor subsidiaries	Consolidating and eliminating adjustments	Consolidated
Net cash provided by operating activities	$6,975	$36,903	$5,720	$—	$49,598

Cash flows from investing activities:
Routine capital expenditures	—	(47,071)	(3,794)	—	(50,865)
Development capital expenditures	—	(21,032)	(1,966)	—	(22,998)
Acquisitions	—	(67,868)	—	—	(67,868)
Sale of assets	—	1,110	—	—	1,110
Purchase of insurance subsidiary investments	—	—	(21,198)	—	(21,198)
Sale of insurance subsidiary investments	—	—	22,010	—	22,010
Net change in insurance subsidiary cash and cash equivalents	—	—	(14,486)	—	(14,486)
Change in other investments	—	451	—	—	451
Capital contribution to insurance subsidiary	—	(8,600)	—	8,600	—
Other	—	(1,004)	—	—	(1,004)

Net cash used in investing activities	—	(144,014)	(19,434)	8,600	(154,848)

Cash flows from financing activities:
Proceeds from borrowings under revolving credit	964,700	—	—	—	964,700
Repayment of borrowings under revolving credit	(854,500)	—	—	—	(854,500)
Repayment of other long-term debt	(3,500)	(46)	(1,765)	—	(5,311)
Payment of deferred financing costs	(313)	—	—	—	(313)
Contribution made by noncontrolling interest	—	—	200	—	200
Cash distributed to noncontrolling interests	—	—	(3,521)	—	(3,521)
Change in intercompany accounts	(113,362)	116,105	(2,743)	—	—
Capital contribution to insurance subsidiary	—	—	8,600	(8,600)	—

Net cash provided by (used in) financing activities	(6,975)	116,059	771	(8,600)	101,255

Change in cash and cash equivalents	—	8,948	(12,943)	—	(3,995)
Cash and cash equivalents at beginning of period	—	21,825	19,736	—	41,561

Cash and cash equivalents at end of period	$—	$30,773	$6,793	$—	$37,566

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 13—CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Condensed Consolidating Statement of Cash Flows (Continued)

	Six months ended June 30, 2011
(In thousands)	Parent company/ issuer	Guarantor subsidiaries	Non- guarantor subsidiaries	Consolidating and eliminating adjustments	Consolidated
Net cash provided by (used in) operating activities	$(39,330)	$85,090	$9,028	$(3,500)	$51,288

Cash flows from investing activities:
Routine capital expenditures	—	(58,594)	(74)	—	(58,668)
Development capital expenditures	—	(25,418)	—	—	(25,418)
Acquisitions, net of cash acquired	—	(690,151)	30,172	—	(659,979)
Sale of assets	—	1,714	—	—	1,714
Purchase of insurance subsidiary investments	—	—	(17,037)	—	(17,037)
Sale of insurance subsidiary investments	—	—	27,189	—	27,189
Net change in insurance subsidiary cash and cash equivalents	—	—	(4,044)	—	(4,044)
Change in other investments	—	1,000	—	—	1,000
Other	—	(29)	—	—	(29)

Net cash provided by (used in) investing activities	—	(771,478)	36,206	—	(735,272)

Cash flows from financing activities:
Proceeds from borrowings under revolving credit	1,100,100	—	—	—	1,100,100
Repayment of borrowings under revolving credit	(1,275,100)	—	—	—	(1,275,100)
Proceeds from issuance of senior unsecured notes	550,000	—	—	—	550,000
Proceeds from issuance of term loan, net of discount	693,000	—	—	—	693,000
Repayment of other long-term debt	—	(345,417)	(271)	—	(345,688)
Payment of deferred financing costs	(6,860)	—	—	—	(6,860)
Issuance of common stock	3,019	—	—	—	3,019
Change in intercompany accounts	(1,025,573)	1,049,833	(24,260)	—	—
Insurance subsidiary distribution	—	—	(3,500)	3,500	—
Other	744	—	—	—	744

Net cash provided by (used in) financing activities	39,330	704,416	(28,031)	3,500	719,215

Change in cash and cash equivalents	—	18,028	17,203	—	35,231
Cash and cash equivalents at beginning of period	—	17,168	—	—	17,168

Cash and cash equivalents at end of period	$—	$35,196	$17,203	$—	$52,399

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 14—LEGAL AND REGULATORY PROCEEDINGS

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

Medicare and Medicaid payment reviews, audits and investigations—as a result of the Company’s participation in the Medicare and Medicaid programs, the Company faces and is currently subject to various governmental reviews, audits and investigations to verify the Company’s compliance with these programs and applicable laws and regulations. The Company is routinely subject to audits under various government programs, such as the CMS Recovery Audit Contractor program, in which third party firms engaged by CMS conduct extensive reviews of claims data and medical and other records to identify potential improper payments to healthcare providers under the Medicare program. In addition, the Company, like other hospitals, nursing center operators and rehabilitation therapy service contractors, is subject to ongoing investigations by the U.S. Department of Health and Human Services Office of Inspector General into the billing of rehabilitation services provided to Medicare patients and general compliance with conditions of participation in the Medicare and Medicaid programs. Private pay sources such as third party insurance and managed care entities also often reserve the right to conduct audits. The Company’s costs to respond to and defend any such reviews, audits and investigations can be significant and are likely to increase in the current enforcement environment. These audits and investigations may require the Company to refund or retroactively adjust amounts that have been paid under the relevant government program or by other payors. Further, an adverse review, audit or investigation also could result in other adverse consequences, particularly if the underlying conduct is found to be pervasive or systemic. These consequences include (1) state or federal agencies imposing fines, penalties and other sanctions on the Company; (2) loss of the Company’s right to participate in the Medicare or Medicaid programs or one or more third party payor networks; and/or (3) damage to the Company’s reputation in various markets, which could adversely affect the Company’s ability to attract patients, residents and employees.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 14—LEGAL AND REGULATORY PROCEEDINGS (Continued)

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

Employment-related lawsuits—the Company’s operations are subject to a variety of federal and state employment-related laws and regulations, including but not limited to the U.S. Fair Labor Standards Act, regulations of the Equal Employment Opportunity Commission, the Office of Civil Rights and state attorneys general, federal and state wage and hour laws and a variety of laws enacted by the federal and state governments that govern these and other employment-related matters. Accordingly, the Company is currently subject to employee-related claims, class action and other lawsuits and proceedings in connection with the Company’s operations, including but not limited to those related to alleged wrongful discharge, illegal discrimination and violations of equal employment and federal and state wage and hour laws. Because labor represents such a large portion of the Company’s operating costs, non-compliance with these evolving federal and state laws and regulations could subject the Company to significant back pay awards, fines and additional lawsuits and proceedings. These claims, lawsuits and proceedings are in various stages of adjudication or investigation and involve a wide variety of claims and potential outcomes. Based upon currently available information, the Company has recorded a $5 million loss provision related to these claims, lawsuits and proceedings in the second quarter of 2012, but the actual losses may be more than the provision for loss.

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

Such forward-looking statements are inherently uncertain, and stockholders and other potential investors must recognize that actual results may differ materially from the Company’s expectations as a result of a variety of factors, including, without limitation, those discussed below. Such forward-looking statements are based upon management’s current expectations and include known and unknown risks, uncertainties and other factors, many of which the Company is unable to predict or control, that may cause the Company’s actual results or performance to differ materially from any future results or performance expressed or implied by such forward-looking statements. These statements involve risks, uncertainties and other factors discussed below and detailed from time to time in the Company’s filings with the SEC. Factors that may affect the Company’s plans or results include, without limitation:

•

the impact of healthcare reform, which will initiate significant reforms to the United States healthcare system, including potential material changes to the delivery of healthcare services and the reimbursement paid for such services by the government or other third party payors, including reforms resulting from the Patient Protection and Affordable Care Act and the Healthcare Education and Reconciliation Act (collectively, the “ACA”). Healthcare reform is affecting certain of the Company’s businesses and the Company expects that it will impact all of them in some manner. There is also the possibility that implementation of the provisions expanding health insurance coverage or the entire ACA will be delayed, revised or eliminated as a result of efforts to repeal or amend the law. The U.S. Supreme Court recently upheld the constitutionality of the ACA. Future court proceedings, the 2012 presidential election and pending efforts in the U.S. Congress to repeal, amend or retract funding for various aspects of the ACA create additional uncertainty about the ultimate impact of the ACA on the Company and the healthcare industry. Due to the substantial regulatory changes that will need to be implemented by CMS and others, and the numerous processes required to implement these reforms, the Company cannot predict which healthcare initiatives will be implemented at the federal or state level, the timing of any such reforms, or the effect such reforms or any other future legislation or regulation will have on the Company’s business, financial position, results of operations and liquidity,

•

the impact of the rules issued by CMS on August 1, 2012 (the “2012 CMS Rule”) which, among other things, will reduce Medicare reimbursement to the Company’s LTAC hospitals in 2013 and beyond by imposing a budget neutrality adjustment and modifying the short-stay outlier rules,

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

The Company is a healthcare services company that through its subsidiaries operates LTAC hospitals, IRFs, nursing and rehabilitation centers, assisted living facilities, a contract rehabilitation services business and a home health and hospice business across the United States. At June 30, 2012, the Company’s hospital division operated 118 LTAC hospitals (8,448 licensed beds) and six IRFs (259 licensed beds) in 26 states. The Company’s nursing center division operated 224 nursing and rehabilitation centers (27,196 licensed beds) and six assisted living facilities (341 licensed beds) in 27 states. The Company’s rehabilitation division provided rehabilitation services primarily in hospitals and long-term care settings. The Company’s home health and hospice division provided home health, hospice and private duty services from 52 locations in eight states.

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

Operating results in the second quarter of 2011 included transaction costs totaling $19 million, financing costs totaling $12 million and severance costs totaling $15 million related to the RehabCare Merger. Operating results for the six months ended June 30, 2011 included transaction costs totaling $23 million, financing costs totaling $14 million and severance costs totaling $15 million related to the RehabCare Merger. In the accompanying unaudited condensed consolidated statement of operations, transaction costs were included in other operating expenses, financing costs were included in interest expense and severance costs were included in salaries, wages and benefits.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

General (Continued)

Discontinued operations

In recent years, the Company has completed several strategic divestitures to improve its future operating results. For accounting purposes, the operating results of these businesses have been classified as discontinued operations in the accompanying unaudited condensed consolidated statement of operations for all periods presented. Assets not sold at June 30, 2012 have been measured at the lower of carrying value or estimated fair value less costs of disposal and have been classified as held for sale in the accompanying unaudited condensed consolidated balance sheet.

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

The provision for doubtful accounts totaled $6 million and $8 million in the second quarter of 2012 and 2011, respectively, and $13 million and $14 million for the six months ended June 30, 2012 and 2011, respectively.

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

Provisions for loss for professional liability risks retained by the Company’s limited purpose insurance subsidiary have been discounted based upon actuarial estimates of claim payment patterns using a discount rate of 1% to 5% depending upon the policy year. The discount rate was 1% for the 2012 and 2011 policy years. The discount rates are based upon the risk free interest rate for the respective year. Amounts equal to the discounted loss provision are funded annually. The Company does not fund the portion of professional liability risks related to estimated claims that have been incurred but not reported. Accordingly, these liabilities are not discounted. The allowance for professional liability risks aggregated $278 million at June 30, 2012 and $264 million at December 31, 2011. If the Company did not discount any of the allowances for professional liability risks, these balances would have approximated $281 million at June 30, 2012 and $267 million at December 31, 2011.

As a result of deterioration in professional liability and workers compensation underwriting results of the Company’s limited purpose insurance subsidiary in 2011, the Company made a capital contribution of $9 million during the six months ended June 30, 2012 to its limited purpose insurance subsidiary. Conversely, as a result of improved professional liability underwriting results of the Company’s limited purpose insurance subsidiary in 2010, the Company received a distribution of $3 million during the six months ended June 30, 2011 from its limited purpose insurance subsidiary. These transactions were completed in accordance with applicable regulations. Neither the contribution nor the distribution had any impact on earnings.

Changes in the number of professional liability claims and the cost to settle these claims significantly impact the allowance for professional liability risks. A relatively small variance between the Company’s estimated and actual number of claims or average cost per claim could have a material impact, either favorable or unfavorable, on the adequacy of the allowance for professional liability risks. For example, a 1% variance in the allowance for professional liability risks at June 30, 2012 would impact the Company’s operating income by approximately $3 million.

The provision for professional liability risks (continuing operations), including the cost of coverage maintained with unaffiliated commercial insurance carriers, aggregated $20 million and $17 million in the second quarter of 2012 and 2011, respectively, and $39 million and $35 million for the six months ended June 30, 2012 and 2011, respectively.

Provisions for loss for workers compensation risks retained by the Company’s limited purpose insurance subsidiary are not discounted and amounts equal to the loss provision are funded annually. The allowance for workers compensation risks aggregated $182 million at June 30, 2012 and $171 million at December 31, 2011. The provision for workers compensation risks (continuing operations), including the cost of coverage maintained with unaffiliated commercial insurance carriers, aggregated $16 million and $14 million in the second quarter of 2012 and 2011, respectively, and $31 million and $27 million for the six months ended June 30, 2012 and 2011, respectively.

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

The Company’s effective income tax rate was 41.4% and 34.3% in the second quarter of 2012 and 2011, respectively, and 41.1% and 43.6% for the six months ended June 30, 2012 and 2011, respectively. The variances in the effective income tax rates for both 2012 periods compared to the same periods in 2011 primarily related to the impact of lower pretax earnings in 2011 and the impact of the nondeductible income tax treatment of certain transaction costs in 2011 incurred in connection with the RehabCare Merger.

There are significant uncertainties with respect to capital loss carryforwards that could affect materially the realization of certain deferred tax assets. Accordingly, the Company has recognized deferred tax assets to the extent it is more likely than not they will be realized and a valuation allowance is provided for deferred tax assets to the extent that it is uncertain that the deferred tax asset will be realized. The Company recognized net deferred tax assets totaling $17 million at June 30, 2012 and net deferred tax liabilities totaling $0.2 million at December 31, 2011.

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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Critical Accounting Policies (Continued)

Valuation of long-lived assets, goodwill and intangible assets (Continued)

On July 29, 2011, CMS issued the 2011 CMS Rules. In connection with the preparation of the Company’s operating results for the third quarter of 2011, the Company determined that the impact of the 2011 CMS Rules was a triggering event in the third quarter of 2011 and accordingly tested the recoverability of its nursing and rehabilitation centers reporting unit goodwill, intangible assets and property and equipment asset groups impacted by the reduced Medicare payments. The Company recorded pretax impairment charges aggregating $27 million ($16 million net of income taxes) in the third quarter of 2011. The charges included $6 million of goodwill (which represented the entire nursing and rehabilitation centers reporting unit goodwill) and $21 million of property and equipment. In addition, the Company recorded pretax impairment charges aggregating $2 million ($1 million net of income taxes) in the fourth quarter of 2011, $0.3 million ($0.2 million net of income taxes) in the second quarter of 2012 and $1.2 million ($0.7 million net of income taxes) for the six months ended June 30, 2012 for necessary property and equipment expenditures in the same nursing and rehabilitation center asset groups. These charges reflected the amount by which the carrying value of certain assets exceeded their estimated fair value. The impairment charges did not impact the Company’s cash flows or liquidity.

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

In accordance with the authoritative guidance for goodwill and other intangible assets, the Company is required to perform an impairment test for goodwill and indefinite-lived intangible assets at least annually or more frequently if adverse events or changes in circumstances indicate that the asset may be impaired. The Company performs its annual goodwill impairment test at the end of each fiscal year for each of its reporting units. A reporting unit is either an operating segment or one level below the operating segment, referred to as a component. When the components within the Company’s operating segments have similar economic characteristics, the Company aggregates the components of its operating segments into one reporting unit. Accordingly, the Company has determined that its reporting units are hospitals, nursing and rehabilitation centers, skilled nursing rehabilitation services, hospital rehabilitation services, home health and hospice. The carrying value of goodwill for each of the Company’s reporting units at June 30, 2012 and December 31, 2011 follows (in thousands):

	June 30, 2012	December 31, 2011
Hospitals	$747,777	$745,411
Nursing and rehabilitation centers	—	—
Rehabilitation division:
Skilled nursing rehabilitation services	107,899	107,026
Hospital rehabilitation services	168,019	167,753

	275,918	274,779
Home health and hospice division:
Home health	49,429	49,254
Hospice	15,255	15,211

	64,684	64,465

	$1,088,379	$1,084,655

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Critical Accounting Policies (Continued)

Valuation of long-lived assets, goodwill and intangible assets (Continued)

As a result of the RehabCare Merger, goodwill was assigned to the Company’s hospital reporting unit ($534 million), skilled nursing rehabilitation services reporting unit ($151 million) and hospital rehabilitation services reporting unit ($168 million).

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

The Company has determined that during the six months ended June 30, 2012 there were no events or changes in circumstances since December 31, 2011 requiring an interim impairment test. Although the Company has determined that there was no other goodwill or other indefinite-lived intangible asset impairments as of June 30, 2012, adverse changes in the operating environment and related key assumptions used to determine the fair value of the Company’s reporting units and indefinite-lived intangible assets or declines in the value of the Company’s common stock may result in future impairment charges for a portion or all of these assets. Specifically, if the rate of growth of government and commercial revenues earned by the Company’s reporting units were to be less than projected or if healthcare reforms were to negatively impact the Company’s business, an impairment charge of a portion or all of these assets may be required. An impairment charge could have a material adverse effect on the Company’s business, financial position and results of operations, but would not be expected to have an impact on the Company’s cash flows or liquidity.

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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Critical Accounting Policies (Continued)

Valuation of long-lived assets, goodwill and intangible assets (Continued)

At December 31, 2011, the carrying value of the Company’s certificates of need intangible assets exceeded its fair value as a result of declining earnings and cash flows related to five hospitals and two co-located nursing and rehabilitation centers in Massachusetts, all of which were acquired in 2006. The declining earnings and cash flows were attributable to a difficult LTAC operating environment in Massachusetts in which the Company was unable to achieve consistent operating results, as well as automatic future Medicare reimbursement reductions triggered in December 2011 by the Budget Control Act of 2011. In addition, the Company decided in the fourth quarter of 2011 to close one of the five hospitals. The pretax impairment charge related to the certificates of need totaled $54 million ($33 million net of income taxes). The Company reviewed the other long-lived assets related to these five hospitals and two co-located nursing and rehabilitation centers and determined there was no impairment. Based upon the results of the annual impairment test performed for the year ended December 31, 2011 for indefinite-lived intangible assets other than certificates of need intangible assets discussed above, no impairment charges were recorded.

As a result of the RehabCare Merger, the Company acquired indefinite-lived intangible assets consisting of trade names ($115 million), Medicare certifications ($76 million) and certificates of need ($8 million). The annual impairment test for these indefinite-lived intangible assets was performed as of May 1, 2012. No impairment charges were recorded in connection with this annual impairment test.

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

Results of Operations—Continuing Operations

Hospital division

Revenues increased 23% to $729 million in the second quarter of 2012 compared to $593 million in the same period in 2011 and increased 30% to $1.5 billion for the six months ended June 30, 2012 from $1.2 billion for the same period in 2011. Revenue growth in both periods was primarily a result of the RehabCare Merger and, to a lesser extent, favorable reimbursement rates and the increase in same-facility admissions. Revenues associated with the RehabCare Merger were $171 million and $349 million in the second quarter of 2012 and for the six months ended June 30, 2012, respectively, and $51 million in the second quarter of 2011. Aggregate admissions increased 26% in the second quarter of 2012 and 33% for the six months ended June 30, 2012 compared to the same respective prior year periods, primarily as a result of the RehabCare Merger. Aggregate same-facility admissions increased 3% in both the second quarter of 2012 and for the six months ended June 30, 2012 compared to the same respective prior year periods.

Hospital operating margins increased in the second quarter of 2012 and for the six months ended June 30, 2012 compared to the same respective prior year periods, primarily as a result of favorable reimbursement rates and cost efficiencies associated with volume growth. Operating income included severance and other miscellaneous costs related to the closing of a regional office and three LTAC hospitals, the cancellation of a sub-acute unit project and employment-related lawsuits totaling $8 million and $10 million in the second quarter of 2012 and for the six months ended June 30, 2012, respectively. Operating income associated with the RehabCare Merger was $36 million and $76 million in the second quarter of 2012 and for the six months ended June 30, 2012, respectively, and $11 million in the second quarter of 2011.

Average hourly wage rates were relatively unchanged in both the second quarter of 2012 and for the six months ended June 30, 2012 compared to the respective prior year periods. Employee benefit costs increased 23% in the second quarter of 2012 and 31% for the six months ended June 30, 2012 compared to the respective prior year periods, primarily as a result of the RehabCare Merger.

Professional liability costs were $11 million and $8 million in the second quarter of 2012 and 2011, respectively, and $21 million and $17 million for the six months ended June 30, 2012 and 2011, respectively. The increase in both periods was primarily a result of the RehabCare Merger.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Results of Operations—Continuing Operations (Continued)

Nursing center division

Revenues decreased 6% to $536 million in the second quarter of 2012 compared to $569 million in the same period of 2011 and decreased 5% to $1.1 billion for the six months ended June 30, 2012 from the same period in 2011. The decline in revenues in both periods was primarily a result of the 2011 CMS Rules and a decline in admissions. Same-facility admissions declined 4% in the second quarter of 2012 and 1% for the six months ended June 30, 2012 compared to the same respective prior year periods. Same-facility patient days declined 3% in the second quarter of 2012 and 2% for the six months ended June 30, 2012, compared to the same respective prior year periods, primarily as a result of declines in Medicare average length of stay.

Nursing center operating margins declined in the second quarter of 2012 and for the six months ended June 30, 2012 compared to the same respective prior year periods, primarily as a result of the 2011 CMS Rules.

Average hourly wage rates were relatively unchanged in both the second quarter of 2012 and for the six months ended June 30, 2012 compared to the respective prior year periods.

Professional liability costs were $9 million and $8 million in the second quarter of 2012 and 2011, respectively, and $17 million for both the six months ended June 30, 2012 and 2011.

Rehabilitation division

Skilled nursing rehabilitation services

Revenues increased to $255 million in the second quarter of 2012 compared to $161 million in the same period in 2011 and increased to $511 million for the six months ended June 30, 2012 from $276 million for the same period in 2011. Revenue growth in both periods was primarily attributable to the RehabCare Merger and, to a lesser extent, growth in the volume of services provided to existing customers. Revenues associated with the RehabCare Merger were $141 million and $280 million in the second quarter of 2012 and for the six months ended June 30, 2012, respectively, and $46 million in the second quarter of 2011. Revenues derived from unaffiliated customers aggregated $198 million and $103 million in the second quarter of 2012 and 2011, respectively, and $395 million and $161 million for the six months ended June 30, 2012 and 2011, respectively.

Operating margins declined in the second quarter of 2012 and for the six months ended June 30, 2012 compared to the respective prior year periods, primarily as a result of the 2011 CMS Rules. Operating income associated with the RehabCare Merger was $13 million and $22 million in the second quarter of 2012 and for the six months ended June 30, 2012, respectively, and $5 million in the second quarter of 2011.

Hospital rehabilitation services

Revenues increased to $74 million in the second quarter of 2012 compared to $39 million in the same period in 2011 and increased to $148 million for the six months ended June 30, 2012 from $61 million for the same period in 2011. Revenue growth in both periods was primarily attributable to the RehabCare Merger and, to a lesser extent, growth in new customers and the volume of services provided to existing customers. Revenues associated with the RehabCare Merger were $45 million and $89 million in the second quarter of 2012 and for the six months ended June 30, 2012, respectively, and $16 million in the second quarter of 2011. Revenues derived from unaffiliated customers aggregated $46 million and $18 million in the second quarter of 2012 and 2011, respectively, and $92 million and $19 million for the six months ended June 30, 2012 and 2011, respectively.

Operating margins increased in the second quarter of 2012 and for the six months ended June 30, 2012 compared to the respective prior year periods, primarily attributable to improved operating efficiencies associated with the RehabCare Merger. Operating income associated with the RehabCare Merger was $10 million and $19 million in the second quarter of 2012 and for the six months ended June 30, 2012, respectively, and $4 million in the second quarter of 2011.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Results of Operations—Continuing Operations (Continued)

Home health and hospice division

Revenues increased to $29 million in the second quarter of 2012 compared to $11 million in the same period in 2011 and increased to $57 million for the six months ended June 30, 2012 from $19 million for the same period in 2011. Revenue growth in both periods was primarily attributable to two acquisitions completed after the second quarter of 2011. Operating margins increased in the second quarter of 2012 and for the six months ended June 30, 2012 compared to the respective prior year periods. Operating margins in the second quarter of 2011 and for the six months ended June 30, 2011 were negatively impacted by start-up and overhead costs in connection with the development of this business segment.

Corporate overhead

Operating income for the Company’s operating divisions excludes allocations of corporate overhead. These costs aggregated $44 million in the second quarter of both 2012 and 2011, and $87 million and $82 million for the six months ended June 30, 2012 and 2011, respectively. The increase for the six months ended June 30, 2012 was primarily attributable to increased costs of assuming the RehabCare operations. As a percentage of consolidated revenues, corporate overhead totaled 2.9% and 3.4% in the second quarter of 2012 and 2011, respectively, and totaled 2.8% and 3.3% for the six months ended June 30, 2012 and 2011, respectively.

Transaction costs

Operating results included transaction costs totaling $0.6 million and $20 million in the second quarter of 2012 and 2011, respectively, and $1 million and $24 million for the six months ended June 30, 2012 and 2011, respectively, primarily related to the RehabCare Merger. Transaction costs in all periods were included in other operating expenses. Operating results in the second quarter of 2011 and for the six months ended June 30, 2011 also included severance costs totaling $15 million related to the RehabCare Merger. Severance costs in both periods were included in salaries, wages and benefits.

Capital costs

Rent expense increased 12% to $107 million in the second quarter of 2012 compared to $96 million in the same period in 2011 and increased 15% to $215 million for the six months ended June 30, 2012 from $187 million for the same period in 2011. The increases in both periods resulted primarily from leases acquired in the RehabCare Merger, contractual inflation and contingent rent increases. Rent expense in the second quarter of 2012 and for the six months ended June 30, 2012 included lease cancellation charges of $1 million and $3 million, respectively, incurred in connection with the closing of three LTAC hospitals.

Depreciation and amortization expense increased 32% to $50 million in the second quarter of 2012 compared to $38 million in the same period in 2011 and increased 40% to $99 million for the six months ended June 30, 2012 compared to $71 million for the same period in 2011. The increase in both periods resulted from the RehabCare Merger and the Company’s ongoing capital expenditure program and hospital development projects.

Interest expense increased to $27 million in the second quarter of 2012 from $23 million in the same period in 2011 and increased to $53 million for the six months ended June 30, 2012 from $29 million for the same period in 2011. The increase in both periods was primarily attributable to increased borrowings associated with the RehabCare Merger and higher interest rates compared to the same periods in 2011. Interest expense included $12 million and $14 million in the second quarter of 2011 and for the six months ended June 30, 2011, respectively, of financing costs related to the RehabCare Merger.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Results of Operations—Continuing Operations (Continued)

Consolidated results

Income from continuing operations before income taxes aggregated $26 million in the second quarter of 2012 compared to losses from continuing operations before income taxes of $10 million in the same period in 2011. Income from continuing operations before income taxes aggregated $57 million for the six months ended June 30, 2012 compared to $28 million for the same period in 2011. Income from continuing operations aggregated $16 million in the second quarter of 2012 compared to losses from continuing operations of $6 million in the same period in 2011. Income from continuing operations aggregated $34 million for the six months ended June 30, 2012 compared to $16 million for the same period in 2011. Severance costs, lease cancellation charges and other miscellaneous costs related to the closing of a regional office and three LTAC hospitals, the cancellation of a sub-acute unit project, employment-related lawsuits, employee retention costs incurred in connection with the decision to allow leases to expire for 54 nursing and rehabilitation centers leased from Ventas, and transaction costs impacted the consolidated pretax operating results by $10 million ($6 million net of income taxes) in the second quarter of 2012 and $15 million ($9 million net of income taxes) for the six months ended June 30, 2012. Transaction, severance and financing costs primarily related to the RehabCare Merger negatively impacted the consolidated pretax operating results by $47 million ($30 million net of income taxes) in the second quarter of 2011 and $53 million ($34 million net of income taxes) for the six months ended June 30, 2011.

Results of Operations—Discontinued Operations

Discontinued operations was breakeven in the second quarter of 2012 compared to income of $0.6 million in the same period in 2011. Income from discontinued operations aggregated $0.1 million for the six months ended June 30, 2012 compared to $0.4 million for the same period in 2011.

Liquidity

Operating cash flows

Cash flows provided by operations (including discontinued operations) aggregated $50 million for the six months ended June 30, 2012 compared to $51 million for the same period in 2011. Operating cash flows were negatively impacted by lower accounts receivable collections for the six months ended June 30, 2012 compared to the same period in 2011, primarily as a result of Medicaid payments deferred by states until July and fiscal intermediary processing delays related to the 2011 CMS Rules. Operating cash flows for the six months ended June 30, 2012 were negatively impacted by $5 million ($3 million net of income taxes) of severance, lease cancellation and transaction payments. Operating cash flows for the six months ended June 30, 2011 were negatively impacted by $88 million ($69 million net of income taxes) of severance, transaction and financing payments, primarily related to the RehabCare Merger. Operating cash flows for the six months ended June 30, 2012 included a net federal income tax payment of $5 million and operating cash flows for the six months ended June 30, 2011 included a net federal income tax refund of $15 million.

The Company utilizes its ABL Facility to meet working capital needs and finance its acquisition and development activities. As a result, the Company typically carries minimal amounts of cash on its consolidated balance sheet. Based upon the Company’s expected operating cash flows and the availability of borrowings under the Company’s ABL Facility ($237 million at June 30, 2012), management believes that the Company has the necessary financial resources to satisfy its expected short-term and long-term liquidity needs.

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

RESULTS OF OPERATIONS (Continued)

Liquidity (Continued)

New credit facilities and notes (Continued)

costs. The amounts outstanding under the Company’s and RehabCare’s former credit facilities that were repaid at the RehabCare Merger closing were $390 million and $345 million, respectively. The New Credit Facilities have incremental facility capacity in an aggregate amount between the two facilities of $200 million, subject to meeting certain conditions, including a specified senior secured leverage ratio with respect to the Term Loan Facility. In connection with these new credit arrangements, the Company paid $46 million of lender fees related to debt issuance that were capitalized as deferred financing costs and paid $13 million of other financing costs that were charged to interest expense during 2011.

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

The agreements governing the New Credit Facilities and the indenture governing the Notes include a number of restrictive covenants that, among other things and subject to certain exceptions and baskets, impose operating and financial restrictions on the Company and certain of its subsidiaries. In addition, the Company is required to comply with a minimum fixed charge coverage ratio and a maximum total leverage ratio under the New Credit Facilities. These financing agreements governing the New Credit Facilities and the indenture governing the Notes also contain customary affirmative covenants and events of default. The Company was in compliance with the terms of the New Credit Facilities and the indenture governing the Notes at June 30, 2012.

ABL Facility

The ABL Facility has a five-year tenor and is secured by a first priority lien on eligible accounts receivable, cash, deposit accounts, and certain other assets and property and proceeds from the foregoing (the “First Priority ABL Collateral”). The ABL Facility has a second priority lien on substantially all of the Company’s other assets and properties. As of June 30, 2012, the Company had $404 million outstanding under the ABL Facility. In addition, approximately $9 million of letters of credit were issued under the ABL Facility.

Borrowings under the ABL Facility bear interest at a rate per annum equal to the applicable margin plus, at the Company’s option, either (1) LIBOR determined by reference to the costs of funds for eurodollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, or (2) a base rate determined by reference to the highest of (a) the prime rate of JPMorgan Chase Bank, N.A., (b) the federal funds effective rate plus one-half of 1.00% and (c) LIBOR as described in subclause (1) plus 1.00%. At June 30, 2012, the applicable margin for borrowings under the ABL Facility was 2.75% with respect to LIBOR borrowings and 1.75% with respect to base rate borrowings. The applicable margin is subject to adjustment each fiscal quarter, based upon average historical excess availability during the preceding quarter.

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

RESULTS OF OPERATIONS (Continued)

Liquidity (Continued)

New credit facilities and notes (Continued)

Term Loan Facility (Continued)

reference to the highest of (a) the prime rate of JPMorgan Chase Bank, N.A., (b) the federal funds effective rate plus one-half of 1.00% and (c) LIBOR described in subclause (1) plus 1.00%. LIBOR is subject to an interest rate floor of 1.50%. The applicable margin for borrowings under the Term Loan Facility is 3.75% with respect to LIBOR borrowings and 2.75% with respect to base rate borrowings.

In December 2011, the Company entered into two interest rate swap agreements to hedge its floating interest rate on an aggregate of $225 million of outstanding Term Loan Facility debt. The interest rate swaps have an effective date of January 9, 2012, and expire on January 11, 2016. The Company is required to make payments based upon a fixed interest rate of 1.8925% calculated on the notional amount of $225 million. In exchange, the Company will receive interest on $225 million at a variable interest rate that is based upon the three-month LIBOR, subject to a minimum rate of 1.5%. The Company determined the interest rate swaps continue to be effective cash flow hedges at June 30, 2012. The fair value of the interest rate swaps recorded in other accrued liabilities was $2 million and $1 million at June 30, 2012 and December 31, 2011, respectively.

Notes

In connection with the RehabCare Merger, the Company completed a private placement of the Notes. The Notes bear interest at an annual rate equal to 8.25% and are senior unsecured obligations of the Company and the subsidiary guarantors, ranking pari passu with all of their respective existing and future senior unsubordinated indebtedness. The indenture contains certain restrictive covenants that will, among other things, limit the Company and certain of its subsidiaries’ ability to incur, assume or guarantee additional indebtedness; pay dividends; make distributions or redeem or repurchase stock; restrict dividends, loans or asset transfers from the Company’s subsidiaries; sell or otherwise dispose of assets; and enter into transactions with affiliates. These covenants are subject to a number of limitations and exceptions. The indenture also contains customary events of default.

Pursuant to a registration rights agreement, the Company filed with the SEC a registration statement related to an offer to exchange the Notes for an issue of SEC-registered notes with substantially identical terms. The exchange offer commenced on October 13, 2011 and was completed on November 10, 2011.

Other financing activities

As a result of deterioration in professional liability and workers compensation underwriting results of the Company’s limited purpose insurance subsidiary in 2011, the Company made a capital contribution of $9 million during the six months ended June 30, 2012 to its limited purpose insurance subsidiary. Conversely, as a result of improved professional liability underwriting results of the Company’s limited purpose insurance subsidiary in 2010, the Company received a distribution of $3 million during the six months ended June 30, 2011 from its limited purpose insurance subsidiary. These transactions were completed in accordance with applicable regulations. Neither the contribution nor the distribution had any impact on earnings.

Capital Resources

Capital expenditures and acquisitions

Excluding the RehabCare Merger and acquisitions, routine capital expenditures (expenditures necessary to maintain existing facilities that generally do not increase capacity or add services) totaled $51 million for the six months ended June 30, 2012 compared to $59 million for the same period in 2011. Hospital development capital expenditures (primarily replacement facility construction) totaled $21 million for the six months ended June 30, 2012 compared to $14 million for the same period in 2011. Nursing and rehabilitation center development capital

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Capital Resources (Continued)

Capital expenditures and acquisitions (Continued)

expenditures (primarily the addition of transitional care services for higher acuity patients) totaled $2 million for the six months ended June 30, 2012 compared to $11 million for the same period in 2011. Excluding acquisitions, the Company anticipates that routine capital spending for 2012 should approximate $125 million to $135 million, hospital development capital spending should approximate $30 million to $35 million and nursing and rehabilitation center development capital spending should approximate $10 million. Management expects that substantially all of these expenditures will be financed through internal sources. Management believes that its capital expenditure program is adequate to improve and equip existing facilities. At June 30, 2012, the estimated cost to complete and equip construction in progress approximated $25 million.

The RehabCare Merger purchase price totaled $963 million and was comprised of $662 million in cash and $301 million of Kindred common stock.

Excluding the RehabCare Merger, the Company financed acquisitions with either operating cash flows or its ABL Facility. These expenditures totaled $68 million for the six months ended June 30, 2012 compared to $18 million for the same period in 2011.

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

The Company did not renew seven renewal bundles containing 54 nursing and rehabilitation centers and ten LTAC hospitals. These facilities contain 6,140 licensed nursing and rehabilitation center beds and 1,066 licensed hospital beds and generated revenues of approximately $790 million for the year ended December 31, 2011. The current annual rent for these facilities approximates $77 million.

On May 24, 2012, the Company entered into a new master lease agreement with Ventas for the ten LTAC hospitals that the Company had previously announced it did not intend to renew. The new master lease agreement will be effective on May 1, 2013 and will have a term of ten years with three five-year renewal options. The annual rent for the new lease will be $28 million and is subject to annual increases based on the increase in the consumer price index (subject to an annual 4% cap). The current annual rent for these ten LTAC hospitals approximates $22 million. These ten LTAC hospitals contain 1,066 licensed hospital beds and generated revenues of approximately $276 million for the year ended December 31, 2011. The terms of the new master lease agreement are substantially similar to the terms of the other master lease agreements between Kindred and Ventas.

On May 24, 2012, the Company and Ventas also entered into a separate agreement to provide Ventas with more flexibility to accelerate the transfer of the 54 nursing and rehabilitation centers currently leased by the Company that are scheduled to expire on April 30, 2013. The Company will continue to operate these nursing and rehabilitation centers and include them in its results from continuing operations through the expiration of the lease term in April 2013.

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

Various healthcare reform provisions became law upon the enactment of the ACA. The reforms contained in the ACA are affecting certain of the Company’s businesses and the Company expects that it will impact all of them in some manner. Several of the reforms are very significant and could ultimately change the nature of the Company’s services, the methods of payment for the Company’s services and the underlying regulatory environment. The reforms include possible modifications to the conditions of qualification for payment, bundling payments to cover both acute and post-acute care and the imposition of enrollment limitations on new providers. In addition, a primary goal of healthcare reform is to reduce costs, which includes reductions in the reimbursement paid to the Company and other healthcare providers. Moreover, healthcare reform could negatively impact insurance companies, other third party payors, the Company’s customers, as well as other healthcare providers, which may in turn negatively impact the Company’s business. As such, these healthcare reforms or other similar healthcare reforms could have a material adverse effect on the Company’s business, financial position, results of operations and liquidity. There is also the possibility that implementation of the provisions expanding health insurance coverage or the entire ACA will be delayed, revised or eliminated as a result of efforts to repeal or amend the law. The U.S. Supreme Court recently upheld the constitutionality of the ACA. Future court proceedings, the 2012 presidential election and pending efforts in the U.S. Congress to repeal, amend or retract funding for various aspects of the ACA create additional uncertainty about the ultimate impact of the ACA on the Company and the healthcare industry. Due to the substantial regulatory changes that will need to be implemented by CMS and others, and the numerous processes required to implement these reforms, the Company cannot predict which healthcare initiatives will be implemented at the federal or state level, the timing of any such reforms, or the effect such reforms or any other future legislation or regulation will have on the Company’s business, financial position, results of operations and liquidity.

The ACA enacted a series of reductions to the annual market basket payment updates for LTAC hospitals. Congress also mandated that the annual market basket payment update for a variety of providers, including LTAC hospitals, nursing centers, IRFs, hospice providers and home health providers, be reduced for a “productivity adjustment” determined by CMS. These productivity adjustments may vary and will be determined annually by CMS. The productivity adjustments for LTAC hospitals, IRFs and nursing centers were implemented on October 1, 2011. The productivity adjustments for hospice providers and home health providers are to be implemented on October 1, 2012 and October 1, 2014, respectively.

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

On August 1, 2012, CMS issued the 2012 CMS Rule. Included in the 2012 CMS Rule is (1) a market basket increase to the standard federal payment rate of 2.6%; (2) offsets to the standard federal payment rate mandated by the ACA of: (a) 0.7% to account for the effect of a productivity adjustment, and (b) 0.1% as required by statute; (3) a wage level budget neutrality factor of 0.999265 applied to the adjusted standard federal payment rate; (4) adjustments to area wage indexes; and (5) a decrease in the high cost outlier threshold per discharge to $15,408. Effective December 29, 2012, the 2012 CMS Rule also would (1) begin a three-year phase-in of a 3.75% budget neutrality adjustment which would reduce LTAC hospital rates by 1.3% in 2013; and (2) restore a payment reduction that would limit payments for very short-stay outliers that would reduce the Company’s LTAC hospital payments by approximately 0.5%. The 2012 CMS Rule also (1) provides for a one-year extension of the existing moratorium on the “25 Percent Rule” (described below) pending the results of an ongoing research initiative to re-define the role of LTAC hospitals in the Medicare program, and (2) allows for the expiration of the current moratorium on the development or expansion of LTAC hospitals on December 29, 2012.

In aggregate, based upon its review of the 2012 CMS Rule, the Company expects that LTAC Medicare payment rates will decline slightly in 2013 compared to current rates. The 2012 CMS Rule does not include the impact of a 2% sequestration payment reduction mandated by Congress that is expected to begin in February 2013.

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

The ACA revised certain provisions of the SCHIP Extension Act. The moratoriums on the establishment of new LTAC hospitals or satellites and bed increases at LTAC hospitals or satellites, the application of a one-time budget neutrality adjustment to rates, the payment reductions due to the very short-stay outlier provisions and application of the “25 Percent Rule” to freestanding hospitals were extended from three years to five years. In addition, the periods during which LTAC hospitals may admit up to 50% of their patients from co-located hospitals and during which LTAC hospitals may admit up to 75% of their patients from a MSA Dominant hospital were extended from three years to five years as well. The 2012 CMS Rule extended by one additional year the moratorium on the application of the “25 Percent Rule” to freestanding hospitals and added one additional year during which LTAC hospitals may admit up to 50% of their patients from co-located hospitals and during which LTAC hospitals may admit up to 75% of their patients from a MSA Dominant hospital.

CMS has regulations governing payments to LTAC hospitals that are co-located with another hospital (a “HIH”). The rules generally limit Medicare payments to the HIH if the Medicare admissions to the HIH from its co-located hospital exceed 25% of the total Medicare discharges for the HIH’s cost reporting period, the “25 Percent Rule.” There are limited exceptions for admissions from rural, urban single and MSA Dominant hospitals. Admissions that exceed this “25 Percent Rule” are paid using the short-term acute care inpatient payment system (“IPPS”). Patients transferred after they have reached the short-term acute care outlier payment status are not counted toward the admission threshold. Patients admitted prior to meeting the admission threshold, as well as Medicare patients admitted from a non co-located hospital, are eligible for the full payment under LTAC PPS. If the HIH’s admissions from the co-located hospital exceed the limit in a cost reporting period, Medicare will pay the lesser of (1) the amount payable under LTAC PPS or (2) the amount payable under IPPS. At June 30, 2012, the Company operated 27 HIHs with 1,026 licensed beds.

On May 1, 2007, CMS issued regulatory changes regarding Medicare reimbursement for LTAC hospitals (the “2007 Final Rule”). In the 2007 Final Rule, the “25 Percent Rule” was expanded to all LTAC hospitals, regardless of whether they are co-located with another hospital. Under the 2007 Final Rule, all LTAC hospitals were to be paid LTAC PPS rates for admissions from a single referral source up to 25% of aggregate Medicare admissions. Patients reaching high cost outlier status in the short-term hospital were not to be counted when computing the 25% limit. Admissions beyond the 25% threshold were to be paid at a lower amount based upon IPPS. However, as set forth above, the SCHIP Extension Act initially placed a three-year moratorium on the expansion of the “25 Percent Rule” to freestanding hospitals. That moratorium was extended to five years by the ACA. This moratorium was further extended for one additional year under the 2012 CMS Rule. In addition, the SCHIP Extension Act initially provided for a three-year period during which (1) LTAC hospitals may admit up to 50% of their patients from their co-located hospitals and still be paid according to LTAC PPS; and (2) LTAC hospitals that are co-located with an urban single hospital or a MSA Dominant hospital may admit up to 75% of their patients from such urban single or MSA Dominant hospital and still be paid according to LTAC PPS. Those periods also were extended to five years under the ACA and one additional year under the 2012 CMS Rule.

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

On August 2, 2011, the Long-Term Care Hospital Improvement Act of 2011 was introduced into the United States Senate (the “LTAC Legislation”) and is currently pending review by the United States Senate Finance Committee. If enacted, the LTAC Legislation would implement new patient and facility criteria for LTAC hospitals and alleviate the negative impact of various scheduled Medicare reimbursement adjustments. The LTAC Legislation provides for patient criteria to ensure that LTAC hospital patients are physician screened prior to admission and throughout their stay for the appropriateness of their stay in a LTAC hospital. In addition, facility criteria would establish common requirements for the programmatic, personnel and clinical operations of a LTAC hospital. The LTAC Legislation further provides that at least 70% of patients must be medically complex in order for a hospital to maintain its Medicare certification as a LTAC hospital. The LTAC Legislation also would repeal the “25 Percent Rule” for all LTAC hospitals, the scheduled very short-stay outlier payment reductions and the one-time budget neutrality adjustment requirement. There can be no assurances that the LTAC Legislation will be enacted in its current form or at all.

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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Other Information (Continued)

Effects of inflation and changing prices (Continued)

On July 25, 2012, CMS issued final regulations regarding Medicare reimbursement for IRFs for the fiscal year beginning October 1, 2012. Included in these final regulations are (1) a market basket increase to the standard payment conversion factor of 2.7%; (2) offsets to the standard payment conversion factor mandated by the ACA of: (a) 0.7% to account for the effect of a productivity adjustment, and (b) 0.1% as required by statute; (3) adjustments to area wage indexes; and (4) a decrease in the high cost outlier threshold per discharge to $10,466. CMS has projected the impact of these changes will result in a 2.1% increase to average Medicare payments to IRFs.

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

CMS issued the 2011 CMS Rules on July 29, 2011, updating Medicare payment rates for skilled nursing centers effective October 1, 2011. The 2011 CMS Rules impose (1) a negative adjustment to RUGs IV therapy rates, and (2) a net market basket increase of 1.7% consisting of (a) a 2.7% market basket inflation increase, less (b) a 1.0% adjustment to account for the effect of a productivity adjustment. CMS has projected the impact of these changes will result in an 11.1% decrease in payments to skilled nursing and rehabilitation centers. In addition to these rate changes, the 2011 CMS Rules introduced additional changes to RUG calculations along with adding additional patient assessments. Under the 2011 CMS Rules, group therapy is defined as therapy sessions with four patients who are performing similar therapy activities. In addition, for purposes of assigning patients to RUGs IV payment categories, the minutes of group therapy are divided by four with 25% of the minutes being allocated to each patient. The 2011 CMS Rules also clarify the circumstances for reporting breaks in care of three or more days of therapy and also implement a new change of therapy assessment that is designed to allocate the patient to the RUG level that represents the treatment provided in the last seven days. Both changes are likely to produce alterations in the RUG scores billed for the patient along with generating additional patient assessments. The Company’s rehabilitation division has hired additional therapists to facilitate the provision of additional individual minutes to address patient needs. The Company believes that the 2011 CMS Rules could reduce its annual revenues by approximately $100 million to $110 million in the Company’s nursing center business and negatively impact the Company’s rehabilitation therapy business by approximately $40 million to $50 million on an annual basis.

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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Other Information (Continued)

Effects of inflation and changing prices (Continued)

On July 27, 2012, CMS issued final regulations updating Medicare payment rates for skilled nursing and rehabilitation centers effective October 1, 2012. These final regulations implement a net market basket increase of 1.8% consisting of (1) a 2.5% market basket inflation increase, less (2) a 0.7% adjustment to account for the effect of a productivity adjustment.

Medicare Part B provides reimbursement for certain physician services, limited drug coverage and other outpatient services, such as therapy and other services, outside of a Medicare Part A covered patient stay. Payment for these services is determined according to the Medicare Physician Fee Schedule (“MPFS”). Annually since 1997, the MPFS has been subject to a sustainable growth rate adjustment (“SGR”), intended to keep spending growth in line with allowable spending. Each year since the SGR was enacted, this adjustment produced a scheduled negative update to payment for physicians, therapists and other healthcare providers paid under the MPFS. Annually, since 2002, Congress has stepped in with so-called “doc fix” legislation to stop payment cuts to physicians. In February 2012, Congress passed the Job Creation Act of 2012 which further suspended the payment cut until December 31, 2012.

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

On July 24, 2012, CMS issued final regulations regarding Medicare payment rates for hospice providers effective October 1, 2012. These final regulations implement a net market basket increase of 1.6% consisting of: (1) a 2.6% market basket inflation increase, less (2) offsets to the standard payment conversion factor mandated by the ACA of: (a) a 0.7% adjustment to account for the effect of a productivity adjustment, and (b) 0.3% as required by statute. CMS has projected the impact of these changes will result in a 0.9% increase in payments to hospice providers.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Condensed Consolidated Statement of Operations

(Unaudited)

(In thousands, except per share amounts)

	2011 Quarters				2012 Quarters
	First	Second	Third	Fourth	First	Second
Revenues	$1,192,421	$1,292,592	$1,514,062	$1,522,688	$1,579,970	$1,535,828

Salaries, wages and benefits	678,695	765,133	900,570	911,417	945,302	907,106
Supplies	90,022	96,718	107,514	107,760	111,295	108,238
Rent	91,453	95,677	105,511	106,616	107,968	107,541
Other operating expenses	259,369	287,132	305,305	312,674	310,964	312,995
Other income	(2,785)	(2,880)	(2,815)	(2,711)	(2,748)	(2,698)
Impairment charges	—	—	26,712	102,569	867	329
Depreciation and amortization	32,549	37,871	46,947	48,227	48,690	49,802
Interest expense	5,728	23,157	25,790	26,244	26,578	26,716
Investment income	(495)	(257)	(37)	(242)	(292)	(275)

	1,154,536	1,302,551	1,515,497	1,612,554	1,548,624	1,509,754

Income (loss) from continuing operations before income taxes	37,885	(9,959)	(1,435)	(89,866)	31,346	26,074
Provision (benefit) for income taxes	15,609	(3,419)	(2,342)	(16,952)	12,814	10,797

Income (loss) from continuing operations	22,276	(6,540)	907	(72,914)	18,532	15,277
Income (loss) from discontinued operations, net of income taxes	(179)	587	1,119	1,025	110	(14)

Net income (loss)	22,097	(5,953)	2,026	(71,889)	18,642	15,263
(Earnings) loss attributable to noncontrolling interests	—	421	(241)	58	(451)	239

Income (loss) attributable to Kindred	$22,097	$(5,532)	$1,785	$(71,831)	$18,191	$15,502

Amounts attributable to Kindred stockholders:
Income (loss) from continuing operations	$22,276	$(6,119)	$666	$(72,856)	$18,081	$15,516
Income (loss) from discontinued operations	(179)	587	1,119	1,025	110	(14)

Net income (loss)	$22,097	$(5,532)	$1,785	$(71,831)	$18,191	$15,502

Earnings (loss) per common share:
Basic:
Income (loss) from continuing operations	$0.56	$(0.14)	$0.01	$(1.42)	$0.35	$0.29
Income (loss) from discontinued operations	—	0.01	0.02	0.02	—	—

Net income (loss)	$0.56	$(0.13)	$0.03	$(1.40)	$0.35	$0.29

Diluted:
Income (loss) from continuing operations	$0.55	$(0.14)	$0.01	$(1.42)	$0.35	$0.29
Income (loss) from discontinued operations	—	0.01	0.02	0.02	—	—

Net income (loss)	$0.55	$(0.13)	$0.03	$(1.40)	$0.35	$0.29

Shares used in computing earnings (loss) per common share:
Basic	39,035	43,231	51,329	51,335	51,603	51,664
Diluted	39,543	43,231	51,406	51,335	51,638	51,675

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Operating Data

(Unaudited)

(In thousands)

	2011 Quarters				2012 Quarters
	First	Second	Third	Fourth	First	Second
Revenues:
Hospital division	$558,974	$593,425	$684,781	$712,812	$765,823	$729,419
Nursing center division	567,472	568,199	571,226	547,202	544,319	535,644
Rehabilitation division:
Skilled nursing rehabilitation services	114,618	161,246	252,574	246,720	255,451	255,187
Hospital rehabilitation services	22,490	38,291	69,811	70,232	74,369	73,379

	137,108	199,537	322,385	316,952	329,820	328,566

Home health and hospice division	8,038	10,828	15,419	26,451	28,432	28,872

	1,271,592	1,371,989	1,593,811	1,603,417	1,668,394	1,622,501
Eliminations:
Skilled nursing rehabilitation services	(57,081)	(57,587)	(57,922)	(57,087)	(58,433)	(57,056)
Hospital rehabilitation services	(21,225)	(20,706)	(20,528)	(22,167)	(28,317)	(27,755)
Nursing and rehabilitation centers	(865)	(1,104)	(1,299)	(1,475)	(1,674)	(1,862)

	(79,171)	(79,397)	(79,749)	(80,729)	(88,424)	(86,673)

	$1,192,421	$1,292,592	$1,514,062	$1,522,688	$1,579,970	$1,535,828

Income (loss) from continuing operations:
Operating income (loss):
Hospital division	$108,385	$108,465	$125,701	$144,891	$160,669	$141,511	(a)
Nursing center division	87,350	93,532	89,592	67,791	65,533	71,005	(b)
Rehabilitation division:
Skilled nursing rehabilitation services	9,159	15,978	27,575	13,204	14,193	22,942
Hospital rehabilitation services	5,332	8,033	15,606	14,760	16,116	17,860

	14,491	24,011	43,181	27,964	30,309	40,802

Home health and hospice division	(10)	(447)	1,107	2,453	2,341	2,789
Corporate:
Overhead	(38,315)	(43,801)	(48,806)	(43,878)	(42,728)	(44,723)
Insurance subsidiary	(602)	(420)	(750)	(534)	(482)	(600)

	(38,917)	(44,221)	(49,556)	(44,412)	(43,210)	(45,323)
Impairment charges	—	—	(26,712)	(102,569)	(867)	(329)
Transaction costs	(4,179)	(34,851)	(6,537)	(5,139)	(485)	(597)

Operating income	167,120	146,489	176,776	90,979	214,290	209,858
Rent	(91,453)	(95,677)	(105,511)	(106,616)	(107,968)	(107,541	)(c)
Depreciation and amortization	(32,549)	(37,871)	(46,947)	(48,227)	(48,690)	(49,802)
Interest, net	(5,233)	(22,900)	(25,753)	(26,002)	(26,286)	(26,441)

Income (loss) from continuing operations before income taxes	37,885	(9,959)	(1,435)	(89,866)	31,346	26,074
Provision (benefit) for income taxes	15,609	(3,419)	(2,342)	(16,952)	12,814	10,797

	$22,276	$(6,540)	$907	$(72,914)	$18,532	$15,277

(a)	Includes severance ($0.6 million) and other miscellaneous costs ($2.0 million) incurred in connection with the closing of two LTAC hospitals and the cancellation of a sub-acute unit project, and $5.0 million for employment-related lawsuits.
(b)	Includes employee retention costs of $0.7 million incurred in connection with the decision to allow leases to expire for 54 nursing and rehabilitation centers leased from Ventas.
(c)	Includes lease cancellation charges of $1.1 million incurred in connection with the closing of two LTAC hospitals.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Operating Data (Continued)

(Unaudited)

(In thousands)

	2011 Quarters				2012 Quarters
	First	Second	Third	Fourth	First	Second
Rent:
Hospital division	$40,299	$43,997	$52,737	$52,299	$55,367	$54,719
Nursing center division	49,384	49,562	49,862	49,748	49,938	50,229
Rehabilitation division:
Skilled nursing rehabilitation services	1,509	1,540	1,811	1,415	1,392	1,359
Hospital rehabilitation services	28	33	95	72	78	39

	1,537	1,573	1,906	1,487	1,470	1,398
Home health and hospice division	189	251	358	568	615	609
Corporate	44	294	648	2,514	578	586

	$91,453	$95,677	$105,511	$106,616	$107,968	$107,541

Depreciation and amortization:
Hospital division	$14,278	$16,572	$21,612	$22,448	$22,603	$22,866
Nursing center division	11,793	13,038	12,655	12,554	12,741	13,229
Rehabilitation division:
Skilled nursing rehabilitation services	654	1,221	2,699	2,617	2,628	2,724
Hospital rehabilitation services	97	819	2,372	2,349	2,324	2,323

	751	2,040	5,071	4,966	4,952	5,047
Home health and hospice division	105	118	324	902	898	925
Corporate	5,622	6,103	7,285	7,357	7,496	7,735

	$32,549	$37,871	$46,947	$48,227	$48,690	$49,802

Capital expenditures, excluding acquisitions (including discontinued operations):
Hospital division:
Routine	$12,144	$11,809	$12,919	$9,521	$10,345	$9,095
Development	7,777	6,423	39,964	13,157	9,949	11,289

	19,921	18,232	52,883	22,678	20,294	20,384
Nursing center division:
Routine	8,155	8,000	10,572	7,577	4,229	3,417
Development	3,322	7,705	4,113	4,027	673	1,087

	11,477	15,705	14,685	11,604	4,902	4,504
Rehabilitation division:
Skilled nursing rehabilitation services:
Routine	235	179	255	1,031	326	569
Development	—	—	—	—	—	—

	235	179	255	1,031	326	569
Hospital rehabilitation services:
Routine	25	72	81	60	46	60
Development	—	—	—	—	—	—

	25	72	81	60	46	60
Home health and hospice division:
Routine	20	38	41	65	124	145
Development	10	181	75	901	—	—

	30	219	116	966	124	145
Corporate:
Information systems	3,932	13,641	11,516	18,629	6,864	15,195
Other	207	211	1,211	757	172	278

	$35,827	$48,259	$80,747	$55,725	$32,728	$41,135

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Condensed Consolidating Statement of Operations

(Unaudited)

(In thousands)

	Second Quarter 2012
			Rehabilitation division
	Hospital division (a,c)	Nursing center division (b)	Skilled nursing services	Hospital services	Total	Home health and hospice division	Corporate	Transaction- related costs	Eliminations	Consolidated
Revenues	$729,419	$535,644	$255,187	$73,379	$328,566	$28,872	$—	$—	$(86,673)	$1,535,828

Salaries, wages and benefits	321,088	258,633	224,472	50,949	275,421	21,206	30,796	—	(38)	907,106
Supplies	79,431	26,616	729	40	769	1,236	186	—	—	108,238
Rent	54,719	50,229	1,359	39	1,398	609	586	—	—	107,541
Other operating expenses	187,389	179,390	7,044	4,530	11,574	3,641	17,039	597	(86,635)	312,995
Other income	—	—	—	—	—	—	(2,698)	—	—	(2,698)
Impairment charges	47	282	—	—	—	—	—	—	—	329
Depreciation and amortization	22,866	13,229	2,724	2,323	5,047	925	7,735	—	—	49,802
Interest expense	273	20	—	—	—	—	26,423	—	—	26,716
Investment income	(35)	(28)	—	—	—	—	(212)	—	—	(275)

	665,778	528,371	236,328	57,881	294,209	27,617	79,855	597	(86,673)	1,509,754

Income from continuing operations before income taxes	$63,641	$7,273	$18,859	$15,498	$34,357	$1,255	$(79,855)	$(597)	$—	26,074

Provision for income taxes										10,797

Income from continuing operations										$15,277

	Second Quarter 2011
			Rehabilitation division
	Hospital division	Nursing center division	Skilled nursing services	Hospital services	Total	Home health and hospice division	Corporate	Transaction- related costs	Eliminations	Consolidated
Revenues	$593,425	$568,199	$161,246	$38,291	$199,537	$10,828	$—	$—	$(79,397)	$1,292,592

Salaries, wages and benefits	273,260	270,347	139,998	28,062	168,060	8,262	30,354	14,866	(16)	765,133
Supplies	67,612	27,870	614	38	652	391	193	—	—	96,718
Rent	43,997	49,562	1,540	33	1,573	251	294	—	—	95,677
Other operating expenses	144,088	176,450	4,656	2,158	6,814	2,622	16,554	19,985	(79,381)	287,132
Other income	—	—	—	—	—	—	(2,880)	—	—	(2,880)
Depreciation and amortization	16,572	13,038	1,221	819	2,040	118	6,103	—	—	37,871
Interest expense	66	22	—	—	—	—	11,266	11,803	—	23,157
Investment income	(2)	(20)	(1)	—	(1)	—	(234)	—	—	(257)

	545,593	537,269	148,028	31,110	179,138	11,644	61,650	46,654	(79,397)	1,302,551

Income (loss) from continuing operations before income taxes	$47,832	$30,930	$13,218	$7,181	$20,399	$(816)	$(61,650)	$(46,654)	$—	(9,959)

Income tax benefit										(3,419)

Loss from continuing operations										$(6,540)

(a)	Includes severance ($0.6 million) and other miscellaneous costs ($2.0 million) incurred in connection with the closing of two LTAC hospitals and the cancellation of a sub-acute unit project, and $5.0 million for employment-related lawsuits.
(b)	Includes employee retention costs of $0.7 million incurred in connection with the decision to allow leases to expire for 54 nursing and rehabilitation centers leased from Ventas.
(c)	Includes lease cancellation charges of $1.1 million incurred in connection with the closing of two LTAC hospitals.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Condensed Consolidating Statement of Operations (Continued)

(Unaudited)

(In thousands)

	Six months ended June 30, 2012
			Rehabilitation division
	Hospital division (a,c)	Nursing center division (b)	Skilled nursing services	Hospital services	Total	Home health and hospice division	Corporate	Transaction- related costs	Eliminations	Consolidated
Revenues	$1,495,242	$1,079,963	$510,638	$147,748	$658,386	$57,304	$—	$—	$(175,097)	$3,115,798

Salaries, wages and benefits	660,244	527,671	456,610	104,680	561,290	42,497	60,775	—	(69)	1,852,408
Supplies	161,907	53,340	1,528	94	1,622	2,269	395	—	—	219,533
Rent	110,086	100,167	2,751	117	2,868	1,224	1,164	—	—	215,509
Other operating expenses	370,911	362,414	15,365	8,998	24,363	7,408	32,809	1,082	(175,028)	623,959
Other income	—	—	—	—	—	—	(5,446)	—	—	(5,446)
Impairment charges	351	845	—	—	—	—	—	—	—	1,196
Depreciation and amortization	45,469	25,970	5,352	4,647	9,999	1,823	15,231	—	—	98,492
Interest expense	579	48	—	—	—	—	52,667	—	—	53,294
Investment income	(43)	(46)	(1)	—	(1)	—	(477)	—	—	(567)

	1,349,504	1,070,409	481,605	118,536	600,141	55,221	157,118	1,082	(175,097)	3,058,378

Income from continuing operations before income taxes	$145,738	$9,554	$29,033	$29,212	$58,245	$2,083	$(157,118)	$(1,082)	$—	57,420

Provision for income taxes										23,611

Income from continuing operations										$33,809

	Six months ended June 30, 2011
			Rehabilitation division
	Hospital division	Nursing center division	Skilled nursing services	Hospital services	Total	Home health and hospice division	Corporate	Transaction- related costs	Eliminations	Consolidated
Revenues	$1,152,399	$1,135,671	$275,864	$60,781	$336,645	$18,866	$—	$—	$(158,568)	$2,485,013

Salaries, wages and benefits	526,322	543,517	241,884	44,699	286,583	14,570	58,020	14,866	(50)	1,443,828
Supplies	129,459	54,995	1,125	64	1,189	761	336	—	—	186,740
Rent	84,296	98,946	3,049	61	3,110	440	338	—	—	187,130
Other operating expenses	279,768	356,277	7,718	2,653	10,371	3,992	30,447	24,164	(158,518)	546,501
Other income	—	—	—	—	—	—	(5,665)	—	—	(5,665)
Depreciation and amortization	30,850	24,831	1,875	916	2,791	223	11,725	—	—	70,420
Interest expense	66	51	—	—	—	—	14,966	13,802	—	28,885
Investment income	(3)	(40)	(2)	—	(2)	—	(707)	—	—	(752)

	1,050,758	1,078,577	255,649	48,393	304,042	19,986	109,460	52,832	(158,568)	2,457,087

Income (loss) from continuing operations before income taxes	$101,641	$57,094	$20,215	$12,388	$32,603	$(1,120)	$(109,460)	$(52,832)	$—	27,926

Provision for income taxes										12,190

Income from continuing operations										$15,736

(a)	Includes severance ($2.6 million) and other miscellaneous costs ($2.3 million) incurred in connection with the closing of a regional office and three LTAC hospitals and the cancellation of a sub-acute unit project, and $5.0 million for employment-related lawsuits.
(b)	Includes employee retention costs of $0.7 million incurred in connection with the decision to allow leases to expire for 54 nursing and rehabilitation centers leased from Ventas.
(c)	Includes lease cancellation charges of $2.9 million incurred in connection with the closing of three LTAC hospitals.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Operating Data

(Unaudited)

	2011 Quarters				2012 Quarters
	First	Second	Third	Fourth	First	Second
Hospital division data:
End of period data:
Number of hospitals:
Long-term acute care	89	120	120	121	120	118
Inpatient rehabilitation	—	5	5	5	6	6

	89	125	125	126	126	124

Number of licensed beds:
Long-term acute care	6,889	8,609	8,597	8,597	8,510	8,448
Inpatient rehabilitation	—	183	183	183	229	259

	6,889	8,792	8,780	8,780	8,739	8,707

Revenue mix %:
Medicare	60	60	60	62	62	61
Medicaid	8	8	8	7	6	6
Medicare Advantage	10	10	10	10	10	11
Commercial insurance and other	22	22	22	21	22	22

Admissions:
Medicare	8,504	8,913	11,002	11,682	12,400	11,544
Medicaid	1,085	1,163	1,236	1,163	1,025	1,038
Medicare Advantage	1,172	1,348	1,609	1,549	1,782	1,970
Commercial insurance and other	2,282	2,290	2,669	2,853	3,081	2,770

	13,043	13,714	16,516	17,247	18,288	17,322

Admissions mix %:
Medicare	65	65	67	68	68	67
Medicaid	8	8	7	7	5	6
Medicare Advantage	9	10	10	9	10	11
Commercial insurance and other	18	17	16	16	17	16

Patient days:
Medicare	219,213	237,257	275,561	285,358	304,795	290,273
Medicaid	45,650	45,746	48,911	48,648	45,058	43,174
Medicare Advantage	35,639	39,503	47,819	47,738	51,129	53,822
Commercial insurance and other	70,522	72,759	83,375	84,677	89,305	85,645

	371,024	395,265	455,666	466,421	490,287	472,914

Average length of stay:
Medicare	25.8	26.6	25.0	24.4	24.6	25.1
Medicaid	42.1	39.3	39.6	41.8	44.0	41.6
Medicare Advantage	30.4	29.3	29.7	30.8	28.7	27.3
Commercial insurance and other	30.9	31.8	31.2	29.7	29.0	30.9
Weighted average	28.4	28.8	27.6	27.0	26.8	27.3

Revenues per admission:
Medicare	$39,439	$40,089	$37,408	$37,643	$38,491	$38,716
Medicaid	42,432	41,576	40,720	44,618	45,868	44,470
Medicare Advantage	46,217	42,708	43,616	46,154	42,632	39,541
Commercial insurance and other	54,065	56,850	57,216	52,465	53,733	57,194
Weighted average	42,856	43,271	41,462	41,330	41,876	42,109

Revenues per patient day:
Medicare	$1,530	$1,506	$1,494	$1,541	$1,566	$1,540
Medicaid	1,009	1,057	1,029	1,067	1,043	1,069
Medicare Advantage	1,520	1,457	1,468	1,498	1,486	1,447
Commercial insurance and other	1,749	1,789	1,832	1,768	1,854	1,850
Weighted average	1,507	1,501	1,503	1,528	1,562	1,542

Medicare case mix index (discharged patients only)	1.21	1.22	1.17	1.14	1.17	1.17

Average daily census	4,122	4,344	4,953	5,070	5,388	5,197
Occupancy %	68.7	65.5	62.6	63.5	67.4	64.8

Annualized employee turnover %	21.2	22.1	21.4	20.3	21.8	22.2

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Operating Data (Continued)

(Unaudited)

	2011 Quarters				2012 Quarters
	First	Second	Third	Fourth	First	Second
Nursing center division data:
End of period data:
Number of facilities:
Nursing and rehabilitation centers:
Owned or leased	220	220	220	220	220	220
Managed	4	4	4	4	4	4
Assisted living facilities	6	6	6	6	6	6

	230	230	230	230	230	230

Number of licensed beds:
Nursing and rehabilitation centers:
Owned or leased	26,767	26,687	26,687	26,663	26,663	26,711
Managed	485	485	485	485	485	485
Assisted living facilities	413	413	413	413	413	341

	27,665	27,585	27,585	27,561	27,561	27,537

Revenue mix %:
Medicare	38	37	36	33	34	33
Medicaid	37	38	38	40	39	41
Medicare Advantage	7	7	7	7	8	7
Private and other	18	18	19	20	19	19

Patient days (a):
Medicare	370,395	358,760	345,362	334,156	342,567	328,011
Medicaid	1,232,620	1,229,517	1,255,418	1,248,442	1,218,903	1,215,623
Medicare Advantage	97,460	94,483	95,751	95,730	101,312	97,583
Private and other	425,414	435,667	436,074	441,362	422,983	412,403

	2,125,889	2,118,427	2,132,605	2,119,690	2,085,765	2,053,620

Patient day mix % (a):
Medicare	17	17	16	16	16	16
Medicaid	58	58	59	59	59	59
Medicare Advantage	5	4	5	4	5	5
Private and other	20	21	20	21	20	20
Revenues per patient day (a):
Medicare Part A	$537	$544	$550	$491	$484	$483
Total Medicare (including Part B)	579	589	599	544	536	538
Medicaid	172	173	174	176	176	178
Medicaid (net of provider taxes) (b)	155	156	155	156	156	158
Medicare Advantage	416	420	421	405	407	405
Private and other	235	240	243	241	248	250
Weighted average	267	268	268	258	261	261

Average daily census (a)	23,621	23,279	23,180	23,040	22,920	22,567
Admissions (a)	20,619	20,143	20,118	19,914	20,863	19,593
Occupancy % (a)	86.9	85.9	85.5	85.1	84.7	83.5
Medicare average length of stay (a)	32.9	33.4	33.0	32.1	31.8	32.2

Annualized employee turnover %	37.8	39.8	40.2	39.2	36.9	39.2

(a)	Excludes managed facilities.
(b)	Provider taxes are recorded in other operating expenses for all periods presented.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Operating Data (Continued)

(Unaudited)

	2011 Quarters				2012 Quarters
	First	Second	Third	Fourth	First	Second

Rehabilitation division data:
Skilled nursing rehabilitation services:
Revenue mix %:
Company-operated	50	36	23	23	23	22
Non-affiliated	50	64	77	77	77	78

Sites of service (at end of period)	641	1,848	1,835	1,774	1,722	1,730
Revenue per site	$178,812	$137,316	$137,643	$139,077	$148,346	$147,507

Therapist productivity %	80.6	81.6	80.5	80.1	80.3	80.4

Hospital rehabilitation services:
Revenue mix %:
Company-operated	94	54	29	32	38	38
Non-affiliated	6	46	71	68	62	62

Sites of services (at end of period):
Inpatient rehabilitation units	1	104	102	102	100	102
LTAC hospitals	93	97	99	115	125	125
Sub-acute units	8	22	23	25	19	20
Outpatient units	12	119	114	115	111	115
Other	5	8	7	8	5	5

	119	350	345	365	360	367

Revenue per site	$188,989	$199,661	$202,352	$192,410	$206,580	$199,943

Annualized employee turnover %	14.5	17.1	16.5	16.5	19.6	16.9

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

Interest Rate Sensitivity

Principal (Notional) Amount by Expected Maturity

Average Interest Rate

(Dollars in thousands)

	Expected maturities							Fair value 6/30/12
	2012	2013	2014	2015	2016	Thereafter	Total
Liabilities:
Long-term debt, including amounts due within one year:
Fixed rate:
Notes	$—	$—	$—	$—	$—	$550,000	$550,000	$521,400
Other	49	102	109	116	123	10	509	491	(a)

	$49	$102	$109	$116	$123	$550,010	$550,509	$521,891

Average interest rate	6.0%	6.0%	6.0%	6.0%	6.0%	8.2%

Variable rate:
ABL Facility (b)	$—	$—	$—	$—	$403,700	$—	$403,700	$403,700
Term Loan Facility (c,d)	3,500	7,000	7,000	7,000	7,000	661,500	693,000	656,895
Other (e)	115	233	233	3,720	—	—	4,301	4,301

	$3,615	$7,233	$7,233	$10,720	$410,700	$661,500	$1,101,001	$1,064,896

(a)	Calculated based upon the net present value of future principal and interest payments using a discount rate of 6%.
(b)	Interest on borrowings under the Company’s ABL Facility is payable, at the Company’s option, at a rate per annum equal to the applicable margin plus, at the Company’s option, either (1) LIBOR determined by reference to the costs of funds for eurodollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, or (2) a base rate determined by reference to the highest of (a) the prime rate of JPMorgan Chase Bank, N.A., (b) the federal funds effective rate plus one-half of 1.00% and (c) LIBOR as described in subclause (1) plus 1.00%. At June 30, 2012, the applicable margin for borrowings under the ABL Facility was 2.75% with respect to LIBOR borrowings and 1.75% with respect to base rate borrowings. The applicable margin is subject to adjustment each fiscal quarter, based upon average historical excess availability during the preceding quarter.
(c)	Interest on borrowings under the Term Loan Facility is payable, at the Company’s option, at a rate per annum equal to an applicable margin plus, at the Company’s option, either (1) LIBOR determined by reference to the costs of funds for eurodollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, or (2) a base rate determined by reference to the highest of (a) the prime rate of JPMorgan Chase Bank, N.A., (b) the federal funds effective rate plus one-half of 1.00% and (c) LIBOR described in subclause (1) plus 1.00%. LIBOR is subject to an interest rate floor of 1.50%. The applicable margin for borrowings under the Term Loan Facility is 3.75% with respect to LIBOR borrowings and 2.75% with respect to base rate borrowings. The expected maturities for the Term Loan Facility exclude the original issue discount of approximately $6 million.
(d)	In December 2011, the Company entered into two interest rate swap agreements to hedge its floating interest rate on an aggregate of $225 million of outstanding Term Loan Facility debt. The interest rate swaps have an effective date of January 9, 2012, and expire on January 11, 2016. The Company is required to make payments based upon a fixed interest rate of 1.8925% calculated on the notional amount of $225 million. In exchange, the Company will receive interest on $225 million at a variable interest rate that is based upon the three-month LIBOR, subject to a minimum rate of 1.5%.
(e)	Interest based upon LIBOR plus 4%.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures and Changes in Internal Control Over Financial Reporting

The Company has carried out an evaluation under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2012, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports that the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

There has been no change in the Company’s internal control over financial reporting during the Company’s quarter ended June 30, 2012, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is a party to various legal actions (some of which are not insured), and regulatory and other governmental audits and investigations in the ordinary course of business. The Company cannot predict the ultimate outcome of pending litigation and regulatory and other governmental audits and investigations. These matters could potentially subject the Company to sanctions, damages, recoupments, fines and other penalties. The DOJ, CMS or other federal and state enforcement and regulatory agencies may conduct additional investigations related to the Company’s businesses in the future which may, either individually or in the aggregate, have a material adverse effect on the Company’s business, financial position, results of operations and liquidity. See Note 14 of the notes to condensed consolidated financial statements for a description of the Company’s other pending legal proceedings.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total number of shares (or units) purchased (a)	Average price paid per share (or unit) (b)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (a)
Month #1 (April 1 — April 30)	—	$—	—	$—
Month #2 (May 1 — May 31)	290	8.27	—	—
Month #3 (June 1 — June 30)	2,669	8.48	—	—

Total	2,959	$8.46	—	$—

(a)	These amounts represent shares of the Company’s common stock, par value $0.25 per share, withheld to offset tax withholding obligations that occurred upon the vesting and release of service-based restricted share awards previously granted under the Company’s stock-based compensation plans for its employees (the “Withheld Shares”). For each employee, the total tax withholding obligation is divided by the closing price of the Company’s common stock on the New York Stock Exchange on the applicable vesting date to determine the total number of Withheld Shares required to satisfy such withholding obligation.
(b)	The average price per share for each period was calculated by dividing the sum of the aggregate value of the Withheld Shares by the total number of Withheld Shares.

PART II. OTHER INFORMATION (Continued)

Item 6.	Exhibits

10.1	2012 Equity Plan for Non-Employee Directors. Appendix A to the Company’s Proxy Statement on Schedule 14A dated April 3, 2012 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.2	Notice of Renewal of Renewal Group 1 dated as of April 26, 2012 under that Second Amended and Restated Master Lease Agreement No. 2.

10.3	Notice of Renewal of Renewal Group 1 dated as of April 26, 2012 under that Second Amended and Restated Master Lease Agreement No. 4.

10.4	Employment Agreement dated as of May 17, 2012 by and between Kindred Healthcare Operating, Inc. and Paul J. Diaz.

10.5	Employment Agreement dated as of May 17, 2012 by and between Kindred Healthcare Operating, Inc. and Benjamin A. Breier.

10.6	Employment Agreement dated as of May 17, 2012 by and between Kindred Healthcare Operating, Inc. and William M. Altman.

10.7	Employment Agreement dated as of May 17, 2012 by and between Kindred Healthcare Operating, Inc. and Gregory C. Miller.

10.8	Employment Agreement dated as of May 17, 2012 by and between Kindred Healthcare Operating, Inc. and Joseph L. Landenwich.

10.9	Master Lease Agreement No. 5 dated as of May 23, 2012 executed by Ventas Realty, Limited Partnership, as Lessor and Kindred Healthcare, Inc. and Kindred Healthcare Operating, Inc., as Tenant. Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 23, 2012 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.10	Side Letter dated as of May 23, 2012 to the Second Amended and Restated Master Lease Agreement Nos. 1, 2, 3 and 4.

31	Rule 13a-14(a)/15d-14(a) Certifications.

32	Section 1350 Certifications.

101.INS	XBRL Instance Document. *

101.SCH	XBRL Taxonomy Extension Schema Document. *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. *

*	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KINDRED HEALTHCARE, INC.

Date: August 8, 2012	/s/ PAUL J. DIAZ
Paul J. Diaz
Chief Executive Officer

Date: August 8, 2012	/s/ RICHARD A. LECHLEITER
Richard A. Lechleiter
Executive Vice President and Chief Financial Officer