Form 10-Q
period 2012-09-30
KINDRED HEALTHCARE, INC
filed 2012-11-06
CIK 1060009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at October 31, 2012
Common stock, $0.25 par value	53,284,528 shares

KINDRED HEALTHCARE, INC.

FORM 10-Q

INDEX

		Page

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited):

	Condensed Consolidated Statement of Operations – for the three months ended September 30, 2012 and 2011 and for the nine months ended September 30, 2012 and 2011	3

	Condensed Consolidated Statement of Comprehensive Income – for the three months ended September 30, 2012 and 2011 and for the nine months ended September 30, 2012 and 2011	4

	Condensed Consolidated Balance Sheet – September 30, 2012 and December 31, 2011	5

	Condensed Consolidated Statement of Cash Flows – for the three months ended September 30, 2012 and 2011 and for the nine months ended September 30, 2012 and 2011	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	41

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	72

Item 4.	Controls and Procedures	73

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	74

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	74

Item 6.	Exhibits	75

KINDRED HEALTHCARE, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Revenues	$1,525,792	$1,514,062	$4,641,590	$3,999,075

Salaries, wages and benefits	912,924	900,570	2,765,332	2,344,398
Supplies	106,594	107,514	326,127	294,254
Rent	108,449	105,511	323,958	292,641
Other operating expenses	305,988	305,305	929,947	851,806
Other income	(2,775)	(2,815)	(8,221)	(8,480)
Impairment charges	3,911	26,712	5,107	26,712
Depreciation and amortization	50,600	46,947	149,092	117,367
Interest expense	26,668	25,790	79,962	54,675
Investment income	(229)	(37)	(796)	(789)

	1,512,130	1,515,497	4,570,508	3,972,584

Income (loss) from continuing operations before income taxes	13,662	(1,435)	71,082	26,491
Provision (benefit) for income taxes	5,753	(2,342)	29,364	9,848

Income from continuing operations	7,909	907	41,718	16,643
Discontinued operations, net of income taxes:
Income from operations	47	1,119	143	1,527
Loss on divestiture of operations	(349)	—	(349)	—

Income (loss) from discontinued operations	(302)	1,119	(206)	1,527

Net income	7,607	2,026	41,512	18,170
(Earnings) loss attributable to noncontrolling interests	(41)	(241)	(253)	180

Income attributable to Kindred	$7,566	$1,785	$41,259	$18,350

Amounts attributable to Kindred stockholders:
Income from continuing operations	$7,868	$666	$41,465	$16,823
Income (loss) from discontinued operations	(302)	1,119	(206)	1,527

Net income	$7,566	$1,785	$41,259	$18,350

Earnings per common share:
Basic:
Income from continuing operations	$0.15	$0.01	$0.79	$0.37
Discontinued operations:
Income from operations	—	0.02	—	0.03
Loss on divestiture of operations	(0.01)	—	(0.01)	—

Net income	$0.14	$0.03	$0.78	$0.40

Diluted:
Income from continuing operations	$0.15	$0.01	$0.79	$0.37
Discontinued operations:
Income from operations	—	0.02	—	0.03
Loss on divestiture of operations	(0.01)	—	(0.01)	—

Net income	$0.14	$0.03	$0.78	$0.40

Shares used in computing earnings per common share:
Basic	51,676	51,329	51,648	44,577
Diluted	51,709	51,406	51,675	44,934

See accompanying notes.

KINDRED HEALTHCARE, INC.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Net income	$7,607	$2,026	$41,512	$18,170
Other comprehensive income (loss):
Available-for-sale securities:
Change in unrealized investment gains (losses)	559	(2,220)	1,562	(1,782)
Reclassification of (gains) losses realized in net income	—	195	(85)	36

Net change	559	(2,025)	1,477	(1,746)
Interest rate swaps:
Change in unrealized loss	(25)	—	(1,288)	—
Reclassification of losses realized in net income, net of payments	5	—	206	—

Net change	(20)	—	(1,082)	—
Income tax expense related to items of other comprehensive income (loss)	(186)	708	(18)	611

Other comprehensive income (loss)	353	(1,317)	377	(1,135)

Comprehensive income	7,960	709	41,889	17,035
(Earnings) loss attributable to noncontrolling interests	(41)	(241)	(253)	180

Comprehensive income attributable to Kindred	$7,919	$468	$41,636	$17,215

See accompanying notes.

KINDRED HEALTHCARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

(In thousands, except per share amounts)

	September 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$35,695	$41,561
Cash—restricted	5,344	5,551
Insurance subsidiary investments	79,642	70,425
Accounts receivable less allowance for loss of $31,630 – September 30, 2012 and $29,746 – December 31, 2011	1,050,077	994,700
Inventories	31,787	31,060
Deferred tax assets	24,641	17,785
Income taxes	6,424	39,513
Other	32,477	32,687

	1,266,087	1,233,282
Property and equipment	2,144,499	1,975,063
Accumulated depreciation	(1,041,036)	(916,022)

	1,103,463	1,059,041
Goodwill	1,146,801	1,084,655
Intangible assets less accumulated amortization of $32,915 – September 30, 2012 and $16,581 – December 31, 2011	446,165	447,207
Assets held for sale	4,103	5,612
Insurance subsidiary investments	118,256	110,227
Other	212,952	198,469

Total assets	$4,297,827	$4,138,493

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$208,213	$216,801
Salaries, wages and other compensation	392,564	407,493
Due to third party payors	39,820	37,306
Professional liability risks	48,931	46,010
Other accrued liabilities	148,882	130,693
Long-term debt due within one year	8,787	10,620

	847,197	848,923
Long-term debt	1,610,888	1,531,882
Professional liability risks	236,296	217,717
Deferred tax liabilities	20,537	17,955
Deferred credits and other liabilities	211,109	191,771
Noncontrolling interests-redeemable	—	9,704
Commitments and contingencies

Equity:
Stockholders’ equity:
Common stock, $0.25 par value; authorized 175,000 shares; issued 53,271 shares – September 30, 2012 and 52,116 shares – December 31, 2011	13,318	13,029
Capital in excess of par value	1,142,923	1,138,189
Accumulated other comprehensive loss	(1,092)	(1,469)
Retained earnings	180,426	139,172

	1,335,575	1,288,921
Noncontrolling interests-nonredeemable	36,225	31,620

Total equity	1,371,800	1,320,541

Total liabilities and equity	$4,297,827	$4,138,493

See accompanying notes.

KINDRED HEALTHCARE, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(In thousands)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Cash flows from operating activities:
Net income	$7,607	$2,026	$41,512	$18,170
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	50,600	46,947	149,092	117,367
Amortization of stock-based compensation costs	3,132	3,505	8,011	9,611
Amortization of deferred financing costs	2,375	2,141	7,091	5,231
Payment of lender fees related to debt issuance	—	—	—	(46,232)
Provision for doubtful accounts	9,117	7,793	22,654	22,049
Deferred income taxes	(1,235)	(2,286)	(18,140)	(4,975)
Impairment charges	3,911	26,712	5,107	26,712
Loss on divestiture of discontinued operations	349	—	349	—
Other	732	(3,063)	3,077	(3,766)
Change in operating assets and liabilities:
Accounts receivable	13,175	(27,497)	(67,913)	(108,072)
Inventories and other assets	(5,490)	6,304	(20,897)	3,649
Accounts payable	5,281	(831)	(7,252)	386
Income taxes	6,366	(6,881)	37,097	20,792
Due to third party payors	12,627	1,143	1,688	4,698
Other accrued liabilities	32,942	10,505	29,611	52,186

Net cash provided by operating activities	141,489	66,518	191,087	117,806

Cash flows from investing activities:
Routine capital expenditures	(25,939)	(36,595)	(76,804)	(95,263)
Development capital expenditures	(15,177)	(44,152)	(38,175)	(69,570)
Acquisitions, net of cash acquired	(71,440)	(50,928)	(139,308)	(710,907)
Sale of assets	—	—	1,110	1,714
Purchase of insurance subsidiary investments	(9,692)	(8,867)	(30,890)	(25,904)
Sale of insurance subsidiary investments	8,063	10,398	30,073	37,587
Net change in insurance subsidiary cash and cash equivalents	(685)	(826)	(15,171)	(4,870)
Change in other investments	1,003	—	1,454	1,000
Other	(25)	(663)	(1,029)	(692)

Net cash used in investing activities	(113,892)	(131,633)	(268,740)	(866,905)

Cash flows from financing activities:
Proceeds from borrowings under revolving credit	364,600	533,200	1,329,300	1,633,300
Repayment of borrowings under revolving credit	(390,400)	(474,700)	(1,244,900)	(1,749,800)
Proceeds from issuance of senior unsecured notes	—	—	—	550,000
Proceeds from issuance of term loan, net of discount	—	—	—	693,000
Repayment of other long-term debt	(2,665)	(2,545)	(7,976)	(348,233)
Payment of deferred financing costs	(288)	(1,855)	(601)	(8,715)
Contribution made by noncontrolling interest	—	—	200	—
Distribution made to noncontrolling interests	—	—	(3,521)	—
Purchase of noncontrolling interests	(715)	(7,292)	(715)	(7,292)
Issuance of common stock	—	—	—	3,019
Other	—	3	—	747

Net cash provided by (used in) financing activities	(29,468)	46,811	71,787	766,026

Change in cash and cash equivalents	(1,871)	(18,304)	(5,866)	16,927
Cash and cash equivalents at beginning of period	37,566	52,399	41,561	17,168

Cash and cash equivalents at end of period	$35,695	$34,095	$35,695	$34,095

Supplemental information:
Interest payments	$12,856	$5,839	$60,490	$12,783
Income tax payments (refunds)	472	10,848	10,318	(2,435)
Issuance of common stock in RehabCare acquisition	—	—	—	300,426
Financing costs paid in connection with RehabCare acquisition	—	—	—	13,074

See accompanying notes.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

Business

Kindred Healthcare, Inc. is a healthcare services company that through its subsidiaries operates long-term acute care (“LTAC”) hospitals, inpatient rehabilitation hospitals (“IRFs”), nursing and rehabilitation centers, assisted living facilities, a contract rehabilitation services business and a home health and hospice business across the United States (collectively, the “Company” or “Kindred”). At September 30, 2012, the Company’s hospital division operated 117 LTAC hospitals and six IRFs in 26 states. The Company’s nursing center division operated 224 nursing and rehabilitation centers and six assisted living facilities in 27 states. The Company’s rehabilitation division provided rehabilitation services primarily in hospitals and long-term care settings. The Company’s home health and hospice division provided home health, hospice and private duty services from 102 locations in 10 states.

In recent years, the Company has completed several transactions related to the divestiture of unprofitable hospitals and nursing and rehabilitation centers to improve its future operating results. For accounting purposes, the operating results of these businesses and the losses associated with these transactions have been classified as discontinued operations in the accompanying unaudited condensed consolidated statement of operations for all periods presented. Assets not sold at September 30, 2012 have been measured at the lower of carrying value or estimated fair value less costs of disposal and have been classified as held for sale in the accompanying unaudited condensed consolidated balance sheet. See Note 5 for a summary of discontinued operations.

Recently issued accounting requirements

In July 2012, the Financial Accounting Standards Board (the “FASB”) issued authoritative guidance related to testing indefinite-lived intangible assets for impairment. The main provisions of the guidance state that an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. If an entity determines it is not more likely than not that the fair value of an indefinite-lived intangible is less than its carrying amount, then performing the one-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the indefinite-lived intangible asset impairment test. The guidance is effective for all interim and annual reporting periods beginning after September 15, 2012. Early adoption is permitted. The adoption of the guidance is not expected to have a material impact on the Company’s business, financial position, results of operations or liquidity.

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

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION (Continued)

Equity

The following table sets forth the changes in equity attributable to noncontrolling interests and equity attributable to Kindred stockholders for the nine months ended September 30, 2012 and 2011 (in thousands):

For the nine months ended September 30, 2012:	Redeemable noncontrolling interests	Amounts attributable to Kindred stockholders	Nonredeemable noncontrolling interests	Total equity
Balance at December 31, 2011	$9,704	$1,288,921	$31,620	$1,320,541
Comprehensive income:
Net income	140	41,259	113	41,372
Other comprehensive income	—	377	—	377

	140	41,636	113	41,749
Shares tendered by employees for statutory tax withholdings upon issuance of common stock	—	(1,856)	—	(1,856)
Income tax provision in connection with the issuance of common stock under employee benefit plans	—	(2,453)	—	(2,453)
Stock-based compensation amortization	—	8,011	—	8,011
Contribution made by noncontrolling interest	—	—	200	200
Distribution made to noncontrolling interests	(571)	—	(2,950)	(2,950)
Purchase of noncontrolling interests	(2,031)	1,316	—	1,316
Reclassification of noncontrolling interests	(7,242)	—	7,242	7,242

Balance at September 30, 2012	$—	$1,335,575	$36,225	$1,371,800

For the nine months ended September 30, 2011:
Balance at December 31, 2010	$—	$1,031,759	$—	$1,031,759
Acquired noncontrolling interests	23,869	—	23,990	23,990
Comprehensive income (loss):
Net income (loss)	346	18,350	(526)	17,824
Other comprehensive loss	—	(1,135)	—	(1,135)

	346	17,215	(526)	16,689
Issuance of common stock in connection with employee benefit plans	—	3,019	—	3,019
Shares tendered by employees for statutory tax withholdings upon issuance of common stock	—	(3,360)	—	(3,360)
Income tax benefit in connection with the issuance of common stock under employee benefit plans	—	403	—	403
Stock-based compensation amortization	—	9,611	—	9,611
Equity consideration for RehabCare Merger (as defined in Note 2 below)	—	300,426	—	300,426
Purchase of noncontrolling interests	—	(1,010)	(6,282)	(7,292)
Reclassification of noncontrolling interests	(14,589)	—	14,589	14,589

Balance at September 30, 2011	$9,626	$1,358,063	$31,771	$1,389,834

The purchase of redeemable noncontrolling interests for the nine months ended September 30, 2012 resulted from a cash payment of $0.7 million and a gain of $1.3 million that was recorded as an increase to equity.

The reclassification between noncontrolling interests for the nine months ended September 30, 2012 and 2011 resulted from minority ownership interests containing put rights in connection with the RehabCare Merger (as defined in Note 2 below) that expired.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION (Continued)

Derivative financial instruments

In December 2011, the Company entered into two interest rate swap agreements to hedge its floating interest rate on an aggregate of $225.0 million of outstanding Term Loan Facility (as defined in Note 2 below) debt. The interest rate swaps have an effective date of January 9, 2012, and expire on January 11, 2016. The Company is required to make payments based upon a fixed interest rate of 1.8925% calculated on the notional amount of $225.0 million. In exchange, the Company will receive interest on $225.0 million at a variable interest rate that is based upon the three-month London Interbank Offered Rate (“LIBOR”), subject to a minimum rate of 1.5%. The Company determined the interest rate swaps continue to be effective cash flow hedges at September 30, 2012. The fair value of the interest rate swaps recorded in other accrued liabilities was $2.1 million and $0.8 million at September 30, 2012 and December 31, 2011, respectively.

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

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 2 – REHABCARE ACQUISITION (Continued)

Operating results in the third quarter of 2011 included transaction costs totaling $4.0 million and severance costs totaling $1.3 million related to the RehabCare Merger. Operating results for the nine months ended September 30, 2011 included transaction costs totaling $27.0 million, financing costs totaling $13.8 million and severance costs totaling $16.2 million related to the RehabCare Merger. In the accompanying unaudited condensed consolidated statement of operations, transaction costs were included in other operating expenses, financing costs were included in interest expense and severance costs were included in salaries, wages and benefits.

In connection with the RehabCare Merger, the Company entered into a new $650 million senior secured asset-based revolving credit facility (the “ABL Facility”) and a new $700 million senior secured term loan facility (the “Term Loan Facility”) (collectively, the “New Credit Facilities”). The Company also completed the private placement of $550 million of senior notes due 2019 (the “Notes”). The Company used proceeds from the New Credit Facilities and the Notes to pay the Merger Consideration, repay all amounts outstanding under the Company’s and RehabCare’s previous credit facilities and to pay transaction costs. The amounts outstanding under the Company’s and RehabCare’s former credit facilities that were repaid at the RehabCare Merger closing were $390.0 million and $345.4 million, respectively. The New Credit Facilities had an incremental facility capacity in an aggregate amount between the two facilities of $200 million. The Company executed the incremental capacity of $200 million in October 2012. See Note 17.

In connection with the New Credit Facilities and the Notes, the Company paid $46.2 million of lender fees related to debt issuance that were capitalized as deferred financing costs during 2011 and paid $13.1 million of other financing costs that were charged to interest expense during 2011.

Pro forma information

The unaudited pro forma net effect of the RehabCare Merger assuming the acquisition occurred as of January 1, 2010 is as follows (in thousands, except per share amounts):

	Three months ended September 30, 2011	Nine months ended September 30, 2011
Revenues	$1,514,062	$4,604,597
Income from continuing operations attributable to Kindred	4,509	66,536
Income attributable to Kindred	5,628	71,106
Earnings per common share:
Basic:
Income from continuing operations	$0.09	$1.28
Net income	$0.11	$1.37
Diluted:
Income from continuing operations	$0.09	$1.27
Net income	$0.11	$1.36

The unaudited pro forma financial data has been derived by combining the historical financial results of the Company and the operations acquired in the RehabCare Merger for the period presented. The unaudited pro forma financial data includes transaction, financing and severance costs totaling $79.8 million incurred by both the Company and RehabCare in connection with the RehabCare Merger. These costs have been eliminated from the results of operations for 2011 and were reflected as expenses incurred as of January 1, 2010 for purposes of the pro forma financial presentation. Revenues and earnings before interest, income taxes and transaction-related costs associated with RehabCare aggregated $1.1 billion and $92.5 million, respectively, for the nine months ended September 30, 2012 and aggregated $457.1 million and $40.1 million, respectively, from the date of the RehabCare Merger through September 30, 2011.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 3 – OTHER ACQUISITIONS

The following is a summary of the Company’s other significant acquisition activities. The operating results of the acquired businesses have been included in the accompanying unaudited condensed consolidated financial statements of the Company from the respective acquisition dates. The purchase price of the acquired businesses and acquired leased facilities resulted from negotiations with each of the sellers that were based upon both the historical and expected future cash flows of the respective businesses and real estate values. Each of these acquisitions was financed through operating cash flows or borrowings under the Company’s ABL Facility. Unaudited pro forma financial data related to the acquired businesses have not been presented because the acquisitions are not material, either individually or in the aggregate, to the Company’s consolidated financial statements.

During the third quarter of 2012, the Company acquired two home health and hospice businesses for $71.4 million, which included $12.1 million of accounts receivable, $1.1 million of other assets, $1.4 million of property and equipment, $58.2 million of goodwill, $18.1 million of identifiable intangible assets, $10.4 million of current liabilities, $7.2 million of deferred income tax liabilities and $1.9 million of other long-term liabilities. During the third quarter of 2011, the Company acquired a home health and hospice business for $50.9 million, which included $9.8 million of accounts receivable, $1.4 million of other assets, $0.9 million of property and equipment, $33.9 million of goodwill, $11.2 million of identifiable intangible assets and $6.3 million of deferred income tax and other liabilities.

During the nine months ended September 30, 2012, the Company acquired the real estate of two previously leased hospitals for $67.9 million. Annual rent associated with the hospitals aggregated $5.5 million. During the nine months ended September 30, 2011, the Company acquired the real estate of a previously leased hospital for $8.0 million. Annual rent associated with the hospital aggregated $0.9 million. During the nine months ended September 30, 2011, the Company also acquired a home health company for $9.5 million, which included $0.1 million of property and equipment, $7.5 million of goodwill and $1.9 million of identifiable intangible assets.

The fair value of each of the acquisitions noted above was measured primarily using discounted cash flow methodologies which are considered Level 3 inputs (as described in Note 14).

NOTE 4 – IMPAIRMENT CHARGES

In connection with the planned divestiture of a LTAC hospital, a pretax impairment charge for intangible assets and property and equipment of $3.2 million was recorded in the third quarter of 2012. See Note 14.

On July 29, 2011, the Centers for Medicare and Medicaid Services (“CMS”) issued final rules which, among other things, significantly reduced Medicare payments to nursing centers and changed the reimbursement for the provision of group rehabilitation therapy services to Medicare beneficiaries beginning October 1, 2011 (the “2011 CMS Rules”). In connection with the preparation of the Company’s operating results for the third quarter of 2011, the Company determined that the impact of the 2011 CMS Rules was a triggering event in the third quarter of 2011 and accordingly tested the recoverability of its nursing and rehabilitation centers reporting unit goodwill, intangible assets and property and equipment asset groups impacted by the reduced Medicare payments. The Company recorded pretax impairment charges aggregating $26.7 million in the third quarter of 2011. The charges included $6.1 million of goodwill (which represented the entire nursing and rehabilitation centers reporting unit goodwill) and $20.6 million of property and equipment. The Company recorded pretax impairment charges aggregating $0.7 million and $1.9 million in the third quarter of 2012 and for the nine months ended September 30, 2012, respectively, for necessary property and equipment expenditures in impaired nursing and rehabilitation center asset groups.

These charges reflected the amount by which the carrying value of these assets exceeded their estimated fair value. The impairment charges did not impact the Company’s cash flows or liquidity.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 5 – DISCONTINUED OPERATIONS

In accordance with the authoritative guidance for the impairment or disposal of long-lived assets, the divestitures of unprofitable businesses discussed in Note 1 have been accounted for as discontinued operations. Accordingly, the results of operations of these businesses for all periods presented and the losses associated with these transactions have been classified as discontinued operations, net of income taxes, in the accompanying unaudited condensed consolidated statement of operations. At September 30, 2012, the Company held for sale two hospitals.

A summary of discontinued operations follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Revenues	$185	$848	$519	$1,025

Salaries, wages and benefits	(6)	(77)	(198)	(393)
Supplies	—	2	3	(1)
Rent	33	28	92	86
Other operating expenses (income)	82	(924)	389	(1,149)
Depreciation	—	—	—	—
Interest expense	—	—	—	—
Investment income	—	—	—	—

	109	(971)	286	(1,457)

Income from operations before income taxes	76	1,819	233	2,482
Provision for income taxes	29	700	90	955

Income from operations	47	1,119	143	1,527
Loss on divestiture of operations, net of income taxes	(349)	—	(349)	—

	$(302)	$1,119	$(206)	$1,527

The following table sets forth certain discontinued operating data by business segment (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Revenues:
Hospital division	$18	$846	$219	$822
Nursing center division	167	2	300	203

	$185	$848	$519	$1,025

Operating income (loss):
Hospital division	$(249)	$633	$(620)	$(65)
Nursing center division	358	1,214	945	2,633

	$109	$1,847	$325	$2,568

Rent:
Hospital division	$33	$28	$91	$86
Nursing center division	—	—	1	—

	$33	$28	$92	$86

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 5 – DISCONTINUED OPERATIONS (Continued)

A summary of the net assets held for sale follows (in thousands):

	September 30, 2012	December 31, 2011
Long-term assets:
Property and equipment, net	$4,096	$5,607
Other	7	5

	4,103	5,612
Current liabilities (included in other accrued liabilities)	(10)	(118)

	$4,093	$5,494

NOTE 6 – REVENUES

Revenues are recorded based upon estimated amounts due from patients and third party payors for healthcare services provided, including anticipated settlements under reimbursement agreements with Medicare, Medicaid, Medicare Advantage and other third party payors.

A summary of revenues by payor type follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Medicare	$628,385	$629,279	$1,949,367	$1,761,847
Medicaid	268,869	269,804	798,291	791,933
Medicare Advantage	116,385	111,322	353,364	304,777
Other	596,588	583,406	1,800,100	1,378,835

	1,610,227	1,593,811	4,901,122	4,237,392
Eliminations	(84,435)	(79,749)	(259,532)	(238,317)

	$1,525,792	$1,514,062	$4,641,590	$3,999,075

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

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 7 – EARNINGS PER SHARE (Continued)

A computation of earnings per common share follows (in thousands, except per share amounts):

	Three months ended September 30,				Nine months ended September 30,
	2012		2011		2012		2011
	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted
Earnings:
Amounts attributable to Kindred stockholders:
Income from continuing operations:
As reported in Statement of Operations	$7,868	$7,868	$666	$666	$41,465	$41,465	$16,823	$16,823
Allocation to participating unvested restricted stockholders	(200)	(200)	(10)	(10)	(874)	(873)	(287)	(284)

Available to common stockholders	$7,668	$7,668	$656	$656	$40,591	$40,592	$16,536	$16,539

Discontinued operations, net of income taxes:
Income from operations:
As reported in Statement of Operations	$47	$47	$1,119	$1,119	$143	$143	$1,527	$1,527
Allocation to participating unvested restricted stockholders	(1)	(1)	(17)	(17)	(3)	(3)	(26)	(26)

Available to common stockholders	$46	$46	$1,102	$1,102	$140	$140	$1,501	$1,501

Loss on divestiture of operations:
As reported in Statement of Operations	$(349)	$(349)	$—	$—	$(349)	$(349)	$—	$—
Allocation to participating unvested restricted stockholders	9	9	—	—	7	7	—	—

Available to common stockholders	$(340)	$(340)	$—	$—	$(342)	$(342)	$—	$—

Net income:
As reported in Statement of Operations	$7,566	$7,566	$1,785	$1,785	$41,259	$41,259	$18,350	$18,350
Allocation to participating unvested restricted stockholders	(192)	(192)	(27)	(27)	(870)	(869)	(313)	(310)

Available to common stockholders	$7,374	$7,374	$1,758	$1,758	$40,389	$40,390	$18,037	$18,040

Shares used in the computation:
Weighted average shares outstanding–basic computation	51,676	51,676	51,329	51,329	51,648	51,648	44,577	44,577

Dilutive effect of employee stock options		33		77		27		357

Adjusted weighted average shares outstanding–diluted computation		51,709		51,406		51,675		44,934

Earnings per common share:
Income from continuing operations	$0.15	$0.15	$0.01	$0.01	$0.79	$0.79	$0.37	$0.37
Discontinued operations:
Income from operations	—	—	0.02	0.02	—	—	0.03	0.03
Loss on divestiture of operations	(0.01)	(0.01)	—	—	(0.01)	(0.01)	$—	$—

Net income	$0.14	$0.14	$0.03	$0.03	$0.78	$0.78	$0.40	$0.40

Number of antidilutive stock options excluded from shares used in the diluted earnings per common share computation		1,710		2,769		1,710		1,226

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

Operating income for the hospital division for the nine months ended September 30, 2012 included severance costs of $2.6 million and other miscellaneous costs of $2.3 million incurred in connection with the closing of a regional office and four LTAC hospitals and the cancellation of a sub-acute unit project, and $5.0 million for employment-related lawsuits.

Operating income for the nursing center division in the third quarter of 2012 and for the nine months ended September 30, 2012 included employee retention costs of $0.6 million and $1.3 million, respectively, incurred in connection with the decision to allow the leases to expire for 54 nursing and rehabilitation centers leased from Ventas, Inc. (“Ventas”).

Rent expense for the hospital division included $0.6 million and $3.5 million in the third quarter of 2012 and for the nine months ended September 30, 2012, respectively, incurred in connection with the closing of four LTAC hospitals.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 8 – BUSINESS SEGMENT DATA (Continued)

The following table sets forth certain data by business segment (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Revenues:
Hospital division	$714,738	$684,781	$2,209,980	$1,837,180
Nursing center division	534,188	571,226	1,614,151	1,706,897
Rehabilitation division:
Skilled nursing rehabilitation services	253,459	252,574	764,097	528,438
Hospital rehabilitation services	71,899	69,811	219,647	130,592

	325,358	322,385	983,744	659,030
Home health and hospice division	35,943	15,419	93,247	34,285

	1,610,227	1,593,811	4,901,122	4,237,392
Eliminations:
Skilled nursing rehabilitation services	(55,534)	(57,922)	(171,023)	(172,590)
Hospital rehabilitation services	(27,097)	(20,528)	(83,169)	(62,459)
Nursing and rehabilitation centers	(1,804)	(1,299)	(5,340)	(3,268)

	(84,435)	(79,749)	(259,532)	(238,317)

	$1,525,792	$1,514,062	$4,641,590	$3,999,075

Income from continuing operations:
Operating income (loss):
Hospital division	$138,762	$125,701	$440,942	$342,551
Nursing center division	70,928	89,592	207,466	270,474
Rehabilitation division:
Skilled nursing rehabilitation services	19,659	27,575	56,794	52,712
Hospital rehabilitation services	16,977	15,606	50,953	28,971

	36,636	43,181	107,747	81,683
Home health and hospice division	3,645	1,107	8,775	650
Corporate:
Overhead	(45,883)	(48,806)	(133,334)	(130,922)
Insurance subsidiary	(545)	(750)	(1,627)	(1,772)

	(46,428)	(49,556)	(134,961)	(132,694)
Impairment charges	(3,911)	(26,712)	(5,107)	(26,712)
Transaction costs	(482)	(6,537)	(1,564)	(45,567)

Operating income	199,150	176,776	623,298	490,385
Rent	(108,449)	(105,511)	(323,958)	(292,641)
Depreciation and amortization	(50,600)	(46,947)	(149,092)	(117,367)
Interest, net	(26,439)	(25,753)	(79,166)	(53,886)

Income (loss) from continuing operations before income taxes	13,662	(1,435)	71,082	26,491
Provision (benefit) for income taxes	5,753	(2,342)	29,364	9,848

	$7,909	$907	$41,718	$16,643

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 8 – BUSINESS SEGMENT DATA (Continued)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Rent:
Hospital division	$55,391	$52,737	$165,477	$137,033
Nursing center division	50,290	49,862	150,457	148,808
Rehabilitation division:
Skilled nursing rehabilitation services	1,309	1,811	4,060	4,860
Hospital rehabilitation services	2	95	119	156

	1,311	1,906	4,179	5,016
Home health and hospice division	805	358	2,029	798
Corporate	652	648	1,816	986

	$108,449	$105,511	$323,958	$292,641

Depreciation and amortization:
Hospital division	$23,110	$21,612	$68,579	$52,462
Nursing center division	13,564	12,655	39,534	37,486
Rehabilitation division:
Skilled nursing rehabilitation services	2,791	2,699	8,143	4,574
Hospital rehabilitation services	2,328	2,372	6,975	3,288

	5,119	5,071	15,118	7,862
Home health and hospice division	1,137	324	2,960	547
Corporate	7,670	7,285	22,901	19,010

	$50,600	$46,947	$149,092	$117,367

Capital expenditures, excluding acquisitions (including discontinued operations):
Hospital division:
Routine	$9,015	$12,919	$28,455	$36,872
Development	14,334	39,964	35,572	54,164

	23,349	52,883	64,027	91,036

Nursing center division:
Routine	4,965	10,572	12,611	26,727
Development	843	4,113	2,603	15,140

	5,808	14,685	15,214	41,867

Rehabilitation division:
Skilled nursing rehabilitation services:
Routine	707	255	1,602	669
Development	—	—	—	—

	707	255	1,602	669

Hospital rehabilitation services:
Routine	125	81	231	178
Development	—	—	—	—

	125	81	231	178

Home health and hospice division:
Routine	160	41	429	99
Development	—	75	—	266

	160	116	429	365

Corporate:
Information systems	10,842	11,516	32,901	29,089
Other	125	1,211	575	1,629

	$41,116	$80,747	$114,979	$164,833

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 8 – BUSINESS SEGMENT DATA (Continued)

	September 30, 2012	December 31, 2011
Assets at end of period:
Hospital division	$2,115,518	$2,056,103
Nursing center division	615,364	638,078
Rehabilitation division:
Skilled nursing rehabilitation services	452,105	425,499
Hospital rehabilitation services	338,614	347,491

	790,719	772,990
Home health and hospice division	200,771	104,374
Corporate	575,455	566,948

	$4,297,827	$4,138,493

Goodwill:
Hospital division	$747,777	$745,411
Rehabilitation division:
Skilled nursing rehabilitation services	107,899	107,026
Hospital rehabilitation services	168,019	167,753

	275,918	274,779
Home health and hospice division	123,106	64,465

	$1,146,801	$1,084,655

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

The provision for loss for insurance risks, including the cost of coverage maintained with unaffiliated commercial insurance carriers, follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Professional liability:
Continuing operations	$19,261	$15,953	$58,828	$50,584
Discontinued operations	(128)	(897)	(372)	(1,718)
Workers compensation:
Continuing operations	$15,633	$15,908	$46,428	$43,057
Discontinued operations	(55)	(120)	(343)	(640)

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 9 – INSURANCE RISKS (Continued)

A summary of the assets and liabilities related to insurance risks included in the accompanying unaudited condensed consolidated balance sheet follows (in thousands):

	September 30, 2012			December 31, 2011
	Professional liability	Workers compensation	Total	Professional liability	Workers compensation	Total
Assets:
Current:
Insurance subsidiary investments	$47,898	$31,744	$79,642	$44,678	$25,747	$70,425
Reinsurance recoverables	3,632	—	3,632	323	—	323
Other	—	150	150	—	150	150

	51,530	31,894	83,424	45,001	25,897	70,898
Non-current:
Insurance subsidiary investments	51,934	66,322	118,256	39,048	71,179	110,227
Reinsurance and other recoverables	54,422	75,006	129,428	44,356	64,704	109,060
Deposits	3,977	1,574	5,551	3,643	1,623	5,266
Other	—	41	41	—	42	42

	110,333	142,943	253,276	87,047	137,548	224,595

	$161,863	$174,837	$336,700	$132,048	$163,445	$295,493

Liabilities:
Allowance for insurance risks:
Current	$48,931	$36,095	$85,026	$46,010	$32,198	$78,208
Non-current	236,296	153,995	390,291	217,717	138,489	356,206

	$285,227	$190,090	$475,317	$263,727	$170,687	$434,414

Provisions for loss for professional liability risks retained by the Company’s limited purpose insurance subsidiary have been discounted based upon actuarial estimates of claim payment patterns using a discount rate of 1% to 5% depending upon the policy year. The discount rate was 1% for the 2012 and 2011 policy years. The discount rates are based upon the risk free interest rate for the respective year. Amounts equal to the discounted loss provision are funded annually. The Company does not fund the portion of professional liability risks related to estimated claims that have been incurred but not reported. Accordingly, these liabilities are not discounted. If the Company did not discount any of the allowances for professional liability risks, these balances would have approximated $287.8 million at September 30, 2012 and $266.5 million at December 31, 2011.

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

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 10 – INSURANCE SUBSIDIARY INVESTMENTS (Continued)

The cost for equities, amortized cost for debt securities and estimated fair value of the Company’s insurance subsidiary investments follows (in thousands):

	September 30, 2012				December 31, 2011
	Cost	Unrealized gains	Unrealized losses	Fair value	Cost	Unrealized gains	Unrealized losses	Fair value
Cash and cash equivalents (a)	$134,048	$—	$—	$134,048	$118,877	$—	$—	$118,877
Debt securities:
Corporate bonds	22,683	158	(12)	22,829	23,134	163	(48)	23,249
Debt securities issued by U.S. government agencies	17,509	116	—	17,625	18,173	120	(5)	18,288
U.S. Treasury notes	4,320	5	—	4,325	3,867	10	—	3,877
Debt securities issued by foreign governments	625	1	—	626	625	8	—	633
Commercial mortgage-backed securities	—	—	—	—	137	6	—	143

	45,137	280	(12)	45,405	45,936	307	(53)	46,190
Equities by industry:
Consumer	2,171	797	(37)	2,931	2,171	329	(45)	2,455
Industrials	2,039	327	(82)	2,284	2,039	248	(111)	2,176
Technology	1,482	300	(103)	1,679	1,482	215	(99)	1,598
Healthcare	1,474	167	(16)	1,625	1,474	77	(72)	1,479
Financial services	1,419	250	(137)	1,532	1,419	89	(227)	1,281
Other	2,554	711	(175)	3,090	2,554	345	(209)	2,690

	11,139	2,552	(550)	13,141	11,139	1,303	(763)	11,679
Certificates of deposit	5,302	2	—	5,304	3,905	3	(2)	3,906

	$195,626	$2,834	$(562)	$197,898	$179,857	$1,613	$(818)	$180,652

(a)	Includes $2.2 million of money market funds at both September 30, 2012 and December 31, 2011.

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

The Company considered the severity and duration of its unrealized losses at September 30, 2012 for various investments held in its insurance subsidiary investment portfolio and determined that these unrealized losses were temporary and did not record any impairment losses related to these investments. The Company considered the severity and duration of its unrealized losses at September 30, 2011 and recognized a $0.2 million pretax other-than-temporary impairment in the third quarter of 2011 for various investments held in its insurance subsidiary investment portfolio.

As a result of deterioration in professional liability and workers compensation underwriting results of the Company’s limited purpose insurance subsidiary in 2011, the Company made a capital contribution of $8.6 million during the nine months ended September 30, 2012 to its limited purpose insurance subsidiary. Conversely, as a result of improved professional liability underwriting results of the Company’s limited purpose insurance subsidiary in 2010, the Company received a distribution of $3.5 million during the nine months ended September 30, 2011 from its limited purpose insurance subsidiary. These transactions were completed in accordance with applicable regulations. Neither the capital contribution nor the distribution had any impact on earnings.

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

NOTE 12 – INCOME TAXES

The provision for income taxes in the third quarter of 2011 and for the nine months ended September 30, 2011 included a favorable adjustment of $3.3 million related to the resolution of certain income tax contingencies from prior years.

The federal statute of limitations remains open for tax years 2009 through 2011. In July 2011, the Company resolved federal income tax audits for the 2007 through 2009 tax years. The Company is currently under examination by the Internal Revenue Service (the “IRS”) for the 2010 through 2012 tax years. The Company has been accepted into the IRS’s Compliance Assurance Process (“CAP”) for the 2012 tax year. CAP is an enhanced, real-time review of a company’s tax positions and compliance. The Company expects participation in CAP to improve the timeliness of its federal tax examinations.

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

Litigation—The Company is a party to various legal actions (some of which are not insured), and regulatory and other governmental audits and investigations in the ordinary course of business. The Company cannot predict the ultimate outcome of pending litigation and regulatory and other governmental audits and investigations. These matters could potentially subject the Company to sanctions, damages, recoupments, fines and other penalties. The U.S. Department of Justice (the “DOJ”), CMS or other federal and state enforcement and regulatory agencies may conduct additional investigations related to the Company’s businesses in the future which may, either individually or in the aggregate, have a material adverse effect on the Company’s business, financial position, results of operations and liquidity. See Note 16.

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

(Unaudited)

NOTE 14 – FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

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

(Unaudited)

NOTE 14 – FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)

The Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis and any associated losses are summarized below (in thousands):

	Fair value measurements			Assets/liabilities at fair value	Total losses
	Level 1	Level 2	Level 3
September 30, 2012:
Recurring:
Assets:
Available-for-sale debt securities:
Corporate bonds	$—	$22,829	$—	$22,829	$—
Debt securities issued by U.S. government agencies	—	17,625	—	17,625	—
U.S. Treasury notes	4,325	—	—	4,325	—
Debt securities issued by foreign governments	—	626	—	626	—

	4,325	41,080	—	45,405	—
Available-for-sale equity securities	13,141	—	—	13,141	—
Money market funds	5,974	—	—	5,974	—
Certificates of deposit	—	5,304	—	5,304	—

Total available-for-sale investments	23,440	46,384	—	69,824	—
Deposits held in money market funds	348	3,977	—	4,325	—

	$23,788	$50,361	$—	$74,149	$—

Liabilities:
Interest rate swaps	$—	$(2,103)	$—	$(2,103)	$—

Non-recurring:
Assets:
Hospital available for sale	$—	$—	$107	$107	$(569)
Property and equipment	—	—	366	366	(2,577)
Intangible assets—Medicare license	—	—	632	632	(2,530)

	$—	$—	$1,105	$1,105	$(5,676)

Liabilities	$—	$—	$—	$—	$—

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

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 14 – FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)

Recurring measurements

The Company’s available-for-sale investments held by its limited purpose insurance subsidiary consist of debt securities, equities, money market funds and certificates of deposit. These available-for-sale investments and the insurance subsidiary’s cash and cash equivalents of $131.8 million as of September 30, 2012 and $116.7 million as of December 31, 2011, classified as insurance subsidiary investments, are maintained for the payment of claims and expenses related to professional liability and workers compensation risks.

The Company also has available-for-sale investments totaling $3.7 million related to a deferred compensation plan that is maintained for certain of the Company’s current and former employees.

The fair value of actively traded debt and equity securities and money market funds are based upon quoted market prices and are generally classified as Level 1. The fair value of inactively traded debt securities and certificates of deposit are based upon either quoted market prices of similar securities or observable inputs such as interest rates using either a market or income valuation approach and are generally classified as Level 2. The Company’s investment advisors obtain and review pricing for each security. The Company is responsible for the determination of fair value and as such the Company reviews the pricing information from its advisors in determining reasonable estimates of fair value. Based upon the Company’s internal review procedures, there were no adjustments to the prices during the three or nine months ended September 30, 2012 or September 30, 2011.

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

	September 30, 2012		December 31, 2011
(In thousands)	Carrying value	Fair value	Carrying value	Fair value
Cash and cash equivalents	$35,695	$35,695	$41,561	$41,561
Cash–restricted	5,344	5,344	5,551	5,551
Insurance subsidiary investments	197,898	197,898	180,652	180,652
Tax refund escrow investments	207	207	211	211
Long-term debt, including amounts due within one year (excluding capital lease obligations totaling $1.5 million and $3.9 million at September 30, 2012 and December 31, 2011, respectively)	1,618,211	1,599,741	1,538,557	1,406,751

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 14 – FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)

Non-recurring measurements

At September 30, 2012, the Company reviewed the indefinite-lived and long-lived assets related to the planned divestiture and pending offer for a LTAC hospital and determined its indefinite-lived Medicare license and property and equipment were impaired. As a result, the Company recorded a pretax impairment charge of $3.2 million in the third quarter of 2012. The impairment charge did not impact the Company’s cash flows or liquidity. The fair value of the assets were measured using a Level 3 input of the pending offer.

In September 2012, the Company reduced the fair value of a hospital held for sale based upon a pending offer, which resulted in a pretax loss of $0.5 million recorded in discontinued operations. The primary reason for the reduction was the general deterioration in the real estate market where the hospital is located. The fair value of the asset was measured using a Level 3 input of the pending offer.

On July 29, 2011, CMS issued the 2011 CMS Rules. In connection with the preparation of the Company’s operating results for the third quarter of 2011, the Company determined that the impact of the 2011 CMS Rules was a triggering event in the third quarter of 2011 and accordingly tested the recoverability of its nursing and rehabilitation centers reporting unit goodwill, intangible assets and property and equipment asset groups impacted by the reduced Medicare payments. The Company recorded pretax impairment charges aggregating $26.7 million in the third quarter of 2011. The charges included $6.1 million of goodwill (which represented the entire nursing and rehabilitation centers reporting unit goodwill) and $20.6 million of property and equipment. The Company recorded pretax impairment charges aggregating $0.7 million and $1.9 million in the third quarter of 2012 and for the nine months ended September 30, 2012, respectively, for necessary property and equipment expenditures in impaired nursing and rehabilitation center asset groups. These charges reflected the amount by which the carrying value of certain assets exceeded their estimated fair value. The fair value of goodwill was measured using both Level 2 and Level 3 inputs such as discounted cash flows, market multiple analysis, replacement costs and sales comparison methodologies. The fair value of property and equipment was measured using Level 3 inputs such as replacement costs factoring in depreciation, economic obsolesce and inflation trends.

NOTE 15 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION

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

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 15 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

The following unaudited condensed consolidating financial data presents the financial position of the parent company/issuer, the guarantor subsidiaries and the non-guarantor subsidiaries as of September 30, 2012 and December 31, 2011, and the respective results of operations and cash flows for the three and nine months ended September 30, 2012 and September 30, 2011.

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)

	Three months ended September 30, 2012
(In thousands)	Parent company/ issuer	Guarantor subsidiaries	Non-guarantor subsidiaries	Consolidating and eliminating adjustments	Consolidated
Revenues	$—	$1,432,310	$118,594	$(25,112)	$1,525,792

Salaries, wages and benefits	—	866,926	45,998	—	912,924
Supplies	—	97,762	8,832	—	106,594
Rent	—	100,877	7,572	—	108,449
Other operating expenses	1	283,278	47,821	(25,112)	305,988
Other income	—	(2,775)	—	—	(2,775)
Impairment charges	—	3,911	—	—	3,911
Depreciation and amortization	—	48,015	2,585	—	50,600
Management fees	—	(2,994)	2,994	—	—
Intercompany interest (income) expense from affiliates	(26,840)	23,556	3,284	—	—
Interest expense (income)	26,544	(4,895)	5,019	—	26,668
Investment income	—	(39)	(190)	—	(229)
Equity in net income of consolidating affiliates	(7,356)	—	—	7,356	—

	(7,651)	1,413,622	123,915	(17,756)	1,512,130

Income (loss) from continuing operations before income taxes	7,651	18,688	(5,321)	(7,356)	13,662
Provision for income taxes	85	5,484	184	—	5,753

Income (loss) from continuing operations	7,566	13,204	(5,505)	(7,356)	7,909
Discontinued operations, net of income taxes:
Income from operations	—	47	—	—	47
Loss on divestiture of operations	—	(349)	—	—	(349)

Loss from discontinued operations	—	(302)	—	—	(302)

Net income (loss)	7,566	12,902	(5,505)	(7,356)	7,607
Earnings attributable to noncontrolling interests	—	—	(41)	—	(41)

Income (loss) attributable to Kindred	$7,566	$12,902	$(5,546)	$(7,356)	$7,566

Comprehensive income (loss)	$7,919	$12,902	$(5,142)	$(7,719)	$7,960

Comprehensive income (loss) attributable to Kindred	$7,919	$12,902	$(5,183)	$(7,719)	$7,919

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 15 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) (Continued)

	Three months ended September 30, 2011
(In thousands)	Parent company/ issuer	Guarantor subsidiaries	Non-guarantor subsidiaries	Consolidating and eliminating adjustments	Consolidated
Revenues	$—	$1,424,647	$111,847	$(22,432)	$1,514,062

Salaries, wages and benefits	130	860,448	39,992	—	900,570
Supplies	—	98,846	8,668	—	107,514
Rent	—	97,901	7,610	—	105,511
Other operating expenses	23	284,598	43,116	(22,432)	305,305
Other income	—	(2,815)	—	—	(2,815)
Impairment charges	—	26,712	—	—	26,712
Depreciation and amortization	—	43,865	3,082	—	46,947
Management fees	—	(3,469)	3,469	—	—
Intercompany interest (income) expense from affiliates	(26,379)	22,409	3,970	—	—
Interest expense	25,454	123	213	—	25,790
Investment (income) loss	—	(4,621)	4,584	—	(37)
Equity in net income of consolidating affiliates	(1,282)	—	—	1,282	—

	(2,054)	1,423,997	114,704	(21,150)	1,515,497

Income (loss) from continuing operations before income taxes	2,054	650	(2,857)	(1,282)	(1,435)
Provision (benefit) for income taxes	269	(2,621)	10	—	(2,342)

Income (loss) from continuing operations	1,785	3,271	(2,867)	(1,282)	907
Income from discontinued operations, net of income taxes	—	1,119	—	—	1,119

Net income (loss)	1,785	4,390	(2,867)	(1,282)	2,026
Earnings attributable to noncontrolling interests	—	—	(241)	—	(241)

Income (loss) attributable to Kindred	$1,785	$4,390	$(3,108)	$(1,282)	$1,785

Comprehensive income (loss)	$468	$4,390	$(4,184)	$35	$709

Comprehensive income (loss) attributable to Kindred	$468	$4,390	$(4,425)	$35	$468

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 15 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) (Continued)

	Nine months ended September 30, 2012
(In thousands)	Parent company/ issuer	Guarantor subsidiaries	Non-guarantor subsidiaries	Consolidating and eliminating adjustments	Consolidated
Revenues	$—	$4,355,502	$361,423	$(75,335)	$4,641,590

Salaries, wages and benefits	70	2,634,490	130,772	—	2,765,332
Supplies	—	298,156	27,971	—	326,127
Rent	—	300,982	22,976	—	323,958
Other operating expenses	4	859,423	145,855	(75,335)	929,947
Other income	—	(8,221)	—	—	(8,221)
Impairment charges	—	5,107	—	—	5,107
Depreciation and amortization	—	140,313	8,779	—	149,092
Management fees	—	(9,371)	9,371	—	—
Intercompany interest (income) expense from affiliates	(83,087)	72,953	10,134	—	—
Interest expense (income)	79,405	(14,535)	15,092	—	79,962
Investment income	—	(131)	(665)	—	(796)
Equity in net income of consolidating affiliates	(38,601)	—	—	38,601	—

	(42,209)	4,279,166	370,285	(36,734)	4,570,508

Income (loss) from continuing operations before income taxes	42,209	76,336	(8,862)	(38,601)	71,082
Provision for income taxes	950	27,895	519	—	29,364

Income (loss) from continuing operations	41,259	48,441	(9,381)	(38,601)	41,718
Discontinued operations, net income taxes:
Income from operations	—	143	—	—	143
Loss on divestiture of operations	—	(349)	—	—	(349)

Loss from discontinued operations	—	(206)	—	—	(206)

Net income (loss)	41,259	48,235	(9,381)	(38,601)	41,512
Earnings attributable to noncontrolling interests	—	—	(253)	—	(253)

Income (loss) attributable to Kindred	$41,259	$48,235	$(9,634)	$(38,601)	$41,259

Comprehensive income (loss)	$41,636	$48,235	$(8,421)	$(39,561)	$41,889

Comprehensive income (loss) attributable to Kindred	$41,636	$48,235	$(8,674)	$(39,561)	$41,636

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 15 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) (Continued)

	Nine months ended September 30, 2011
(In thousands)	Parent company/ issuer	Guarantor subsidiaries	Non-guarantor subsidiaries	Consolidating and eliminating adjustments	Consolidated
Revenues	$—	$3,879,843	$184,025	$(64,793)	$3,999,075

Salaries, wages and benefits	401	2,290,765	53,232	—	2,344,398
Supplies	—	282,713	11,541	—	294,254
Rent	3	282,524	10,114	—	292,641
Other operating expenses	70	823,368	93,161	(64,793)	851,806
Other income	—	(8,480)	—	—	(8,480)
Impairment charges	—	26,712	—	—	26,712
Depreciation and amortization	—	112,897	4,470	—	117,367
Management fees	—	(4,627)	4,627	—	—
Intercompany interest (income) expense from affiliates	(61,317)	56,017	5,300	—	—
Interest expense	54,228	144	303	—	54,675
Investment (income) loss	—	(6,212)	5,423	—	(789)
Equity in net income of consolidating affiliates	(14,225)	—	—	14,225	—

	(20,840)	3,855,821	188,171	(50,568)	3,972,584

Income (loss) from continuing operations before income taxes	20,840	24,022	(4,146)	(14,225)	26,491
Provision for income taxes	2,490	7,194	164	—	9,848

Income (loss) from continuing operations	18,350	16,828	(4,310)	(14,225)	16,643
Income from discontinued operations, net of income taxes	—	1,527	—	—	1,527

Net income (loss)	18,350	18,355	(4,310)	(14,225)	18,170
Loss attributable to noncontrolling interests	—	—	180	—	180

Income (loss) attributable to Kindred	$18,350	$18,355	$(4,130)	$(14,225)	$18,350

Comprehensive income (loss)	$17,215	$18,355	$(5,445)	$(13,090)	$17,035

Comprehensive income (loss) attributable to Kindred	$17,215	$18,355	$(5,265)	$(13,090)	$17,215

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 15 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Condensed Consolidating Balance Sheet

	As of September 30, 2012
(In thousands)	Parent company/ issuer	Guarantor subsidiaries	Non-guarantor subsidiaries	Consolidating and eliminating adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$27,327	$8,368	$—	$35,695
Cash—restricted	—	5,344	—	—	5,344
Insurance subsidiary investments	—	—	79,642	—	79,642
Accounts receivable, net	—	983,541	66,536	—	1,050,077
Inventories	—	28,811	2,976	—	31,787
Deferred tax assets	—	24,641	—	—	24,641
Income taxes	—	6,280	144	—	6,424
Other	—	28,692	3,785	—	32,477

	—	1,104,636	161,451	—	1,266,087

Property and equipment, net	—	1,053,256	50,207	—	1,103,463
Goodwill	—	884,045	262,756	—	1,146,801
Intangible assets, net	—	423,490	22,675	—	446,165
Assets held for sale	—	4,103	—	—	4,103
Insurance subsidiary investments	—	—	118,256	—	118,256
Investment in subsidiaries	305,236	—	—	(305,236)	—
Intercompany	2,598,977	—	—	(2,598,977)	—
Deferred tax assets	815	—	11,870	(12,685)	—
Other	46,148	104,873	61,931	—	212,952

	$2,951,176	$3,574,403	$689,146	$(2,916,898)	$4,297,827

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$191,618	$16,595	$—	$208,213
Salaries, wages and other compensation	15	350,781	41,768	—	392,564
Due to third party payors	—	39,820	—	—	39,820
Professional liability risks	—	3,307	45,624	—	48,931
Other accrued liabilities	2,103	139,730	7,049	—	148,882
Long-term debt due within one year	7,000	101	1,686	—	8,787

	9,118	725,357	112,722	—	847,197
Long-term debt	1,606,483	384	4,021	—	1,610,888
Intercompany	—	2,286,488	312,489	(2,598,977)	—
Professional liability risks	—	114,380	121,916	—	236,296
Deferred tax liabilities	—	33,222	—	(12,685)	20,537
Deferred credits and other liabilities	—	145,799	65,310	—	211,109
Noncontrolling interests-redeemable	—	—	—	—	—
Commitments and contingencies
Equity:
Stockholders’ equity	1,335,575	268,773	36,463	(305,236)	1,335,575
Noncontrolling interests-nonredeemable	—	—	36,225	—	36,225

	1,335,575	268,773	72,688	(305,236)	1,371,800

	$2,951,176	$3,574,403	$689,146	$(2,916,898)	$4,297,827

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 15 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

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

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 15 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Condensed Consolidating Statement of Cash Flows

	Three months ended September 30, 2012
(In thousands)	Parent company/ issuer	Guarantor subsidiaries	Non-guarantor subsidiaries	Consolidating and eliminating adjustments	Consolidated
Net cash provided by operating activities	$917	$126,936	$13,636	$—	$141,489

Cash flows from investing activities:
Routine capital expenditures	—	(24,140)	(1,799)	—	(25,939)
Development capital expenditures	—	(13,702)	(1,475)	—	(15,177)
Acquisitions	—	(71,440)	—	—	(71,440)
Purchase of insurance subsidiary investments	—	—	(9,692)	—	(9,692)
Sale of insurance subsidiary investments	—	—	8,063	—	8,063
Net change in insurance subsidiary cash and cash equivalents	—	—	(685)	—	(685)
Change in other investments	—	1,003	—	—	1,003
Other	—	(25)	—	—	(25)

Net cash used in investing activities	—	(108,304)	(5,588)	—	(113,892)

Cash flows from financing activities:
Proceeds from borrowings under revolving credit	364,600	—	—	—	364,600
Repayment of borrowings under revolving credit	(390,400)	—	—	—	(390,400)
Repayment of other long-term debt	(1,750)	(24)	(891)	—	(2,665)
Payment of deferred financing costs	(288)	—	—	—	(288)
Purchase of noncontrolling interests	—	—	(715)	—	(715)
Change in intercompany accounts	26,921	(22,054)	(4,867)	—	—

Net cash used in financing activities	(917)	(22,078)	(6,473)	—	(29,468)

Change in cash and cash equivalents	—	(3,446)	1,575	—	(1,871)
Cash and cash equivalents at beginning of period	—	30,773	6,793	—	37,566

Cash and cash equivalents at end of period	$—	$27,327	$8,368	$—	$35,695

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 15 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Condensed Consolidating Statement of Cash Flows (Continued)

	Three months ended September 30, 2011
(In thousands)	Parent company/ issuer	Guarantor subsidiaries	Non-guarantor subsidiaries	Consolidating and eliminating adjustments	Consolidated
Net cash provided by operating activities	$1,029	$58,112	$7,377	$—	$66,518

Cash flows from investing activities:
Routine capital expenditures	—	(35,140)	(1,455)	—	(36,595)
Development capital expenditures	—	(44,152)	—	—	(44,152)
Acquisitions, net of cash acquired	—	(50,928)	—	—	(50,928)
Purchase of insurance subsidiary investments	—	—	(8,867)	—	(8,867)
Sale of insurance subsidiary investments	—	—	10,398	—	10,398
Net change in insurance subsidiary cash and cash equivalents	—	—	(826)	—	(826)
Other	—	(663)	—	—	(663)

Net cash used in investing activities	—	(130,883)	(750)	—	(131,633)

Cash flows from financing activities:
Proceeds from borrowings under revolving credit	533,200	—	—	—	533,200
Repayment of borrowings under revolving credit	(474,700)	—	—	—	(474,700)
Repayment of other long-term debt	—	(1,542)	(1,003)	—	(2,545)
Payment of deferred financing costs	(1,855)	—	—	—	(1,855)
Purchase of noncontrolling interests	—	—	(7,292)	—	(7,292)
Change in intercompany accounts	(57,677)	48,084	9,593	—	—
Other	3	—	—	—	3

Net cash provided by (used in) financing activities	(1,029)	46,542	1,298	—	46,811

Change in cash and cash equivalents	—	(26,229)	7,925	—	(18,304)
Cash and cash equivalents at beginning of period	—	35,196	17,203	—	52,399

Cash and cash equivalents at end of period	$—	$8,967	$25,128	$—	$34,095

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 15 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Condensed Consolidating Statement of Cash Flows (Continued)

	Nine months ended September 30, 2012
(In thousands)	Parent company/ issuer	Guarantor subsidiaries	Non-guarantor subsidiaries	Consolidating and eliminating adjustments	Consolidated
Net cash provided by operating activities	$7,892	$163,839	$19,356	$—	$191,087

Cash flows from investing activities:
Routine capital expenditures	—	(71,211)	(5,593)	—	(76,804)
Development capital expenditures	—	(34,734)	(3,441)	—	(38,175)
Acquisitions	—	(139,308)	—	—	(139,308)
Sale of assets	—	1,110	—	—	1,110
Purchase of insurance subsidiary investments	—	—	(30,890)	—	(30,890)
Sale of insurance subsidiary investments	—	—	30,073	—	30,073
Net change in insurance subsidiary cash and cash equivalents	—	—	(15,171)	—	(15,171)
Change in other investments	—	1,454	—	—	1,454
Capital contribution to insurance subsidiary	—	(8,600)	—	8,600	—
Other	—	(1,029)	—	—	(1,029)

Net cash used in investing activities	—	(252,318)	(25,022)	8,600	(268,740)

Cash flows from financing activities:
Proceeds from borrowings under revolving credit	1,329,300	—	—	—	1,329,300
Repayment of borrowings under revolving credit	(1,244,900)	—	—	—	(1,244,900)
Repayment of other long-term debt	(5,250)	(70)	(2,656)	—	(7,976)
Payment of deferred financing costs	(601)	—	—	—	(601)
Contribution made by noncontrolling interest	—	—	200	—	200
Distribution made to noncontrolling interests	—	—	(3,521)	—	(3,521)
Purchase of noncontrolling interests	—	—	(715)	—	(715)
Change in intercompany accounts	(86,441)	94,051	(7,610)	—	—
Capital contribution to insurance subsidiary	—	—	8,600	(8,600)	—

Net cash provided by (used in) financing activities	(7,892)	93,981	(5,702)	(8,600)	71,787

Change in cash and cash equivalents	—	5,502	(11,368)	—	(5,866)
Cash and cash equivalents at beginning of period	—	21,825	19,736	—	41,561

Cash and cash equivalents at end of period	$—	$27,327	$8,368	$—	$35,695

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 15 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Condensed Consolidating Statement of Cash Flows (Continued)

	Nine months ended September 30, 2011
(In thousands)	Parent company/ issuer	Guarantor subsidiaries	Non-guarantor subsidiaries	Consolidating and eliminating adjustments	Consolidated
Net cash provided by (used in) operating activities	$(38,301)	$143,202	$16,405	$(3,500)	$117,806

Cash flows from investing activities:
Routine capital expenditures	—	(93,734)	(1,529)	—	(95,263)
Development capital expenditures	—	(69,570)	—	—	(69,570)
Acquisitions, net of cash acquired	—	(741,079)	30,172	—	(710,907)
Sale of assets	—	1,714	—	—	1,714
Purchase of insurance subsidiary investments	—	—	(25,904)	—	(25,904)
Sale of insurance subsidiary investments	—	—	37,587	—	37,587
Net change in insurance subsidiary cash and cash equivalents	—	—	(4,870)	—	(4,870)
Change in other investments	—	1,000	—	—	1,000
Other	—	(692)	—	—	(692)

Net cash provided by (used in) investing activities	—	(902,361)	35,456	—	(866,905)

Cash flows from financing activities:
Proceeds from borrowings under revolving credit	1,633,300	—	—	—	1,633,300
Repayment of borrowings under revolving credit	(1,749,800)	—	—	—	(1,749,800)
Proceeds from issuance of senior unsecured notes	550,000	—	—	—	550,000
Proceeds from issuance of term loan, net of discount	693,000	—	—	—	693,000
Repayment of other long-term debt	—	(346,959)	(1,274)	—	(348,233)
Payment of deferred financing costs	(8,715)	—	—	—	(8,715)
Purchase of noncontrolling interests	—	—	(7,292)	—	(7,292)
Issuance of common stock	3,019	—	—	—	3,019
Change in intercompany accounts	(1,083,250)	1,097,917	(14,667)	—	—
Insurance subsidiary distribution	—	—	(3,500)	3,500	—
Other	747	—	—	—	747

Net cash provided by (used in) financing activities	38,301	750,958	(26,733)	3,500	766,026

Change in cash and cash equivalents	—	(8,201)	25,128	—	16,927
Cash and cash equivalents at beginning of period	—	17,168	—	—	17,168

Cash and cash equivalents at end of period	$—	$8,967	$25,128	$—	$34,095

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 16 – LEGAL AND REGULATORY PROCEEDINGS

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

(Unaudited)

NOTE 16 – LEGAL AND REGULATORY PROCEEDINGS (Continued)

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

Employment-related lawsuits—the Company’s operations are subject to a variety of federal and state employment-related laws and regulations, including but not limited to the U.S. Fair Labor Standards Act, regulations of the Equal Employment Opportunity Commission, the Office of Civil Rights and state attorneys general, federal and state wage and hour laws and a variety of laws enacted by the federal and state governments that govern these and other employment-related matters. Accordingly, the Company is currently subject to employee-related claims, class action and other lawsuits and proceedings in connection with the Company’s operations, including but not limited to those related to alleged wrongful discharge, illegal discrimination and violations of equal employment and federal and state wage and hour laws. Because labor represents such a large portion of the Company’s operating costs, non-compliance with these evolving federal and state laws and regulations could subject the Company to significant back pay awards, fines and additional lawsuits and proceedings. These claims, lawsuits and proceedings are in various stages of adjudication or investigation and involve a wide variety of claims and potential outcomes. Based upon currently available information, the Company has recorded a $5 million loss provision related to these claims, lawsuits and proceedings during the nine months ended September 30, 2012, but the actual losses may be more than the provision for loss.

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

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 17 – SUBSEQUENT EVENT

In October 2012, the Company completed modifications to increase by $100 million its Term Loan Facility and expand by $100 million the borrowing capacity under its ABL Facility. The additional Term Loan Facility borrowings were issued at 97.5% and the net proceeds were used to pay down a portion of the outstanding balance under the ABL Facility. The aggregate amount outstanding under the Term Loan Facility at October 31, 2012 approximated $791 million. In connection with the $100 million expansion of the borrowing capacity under its ABL Facility, the Company also modified the accounts receivable borrowing base which will allow the Company to more easily access the full amount of the available credit. Following the closing of the transaction, the Company’s unused credit capacity totaled approximately $450 million under the ABL Facility. The other terms of the Term Loan Facility and the ABL Facility were unchanged.

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

Such forward-looking statements are inherently uncertain, and stockholders and other potential investors must recognize that actual results may differ materially from the Company’s expectations as a result of variety of factors, including, without limitation, those discussed below. Such forward-looking statements are based upon management’s current expectations and include known and unknown risks, uncertainties and other factors, many of which the Company is unable to predict or control, that may cause the Company’s actual results or performance to differ materially from any future results or performance expressed or implied by such forward-looking statements. These statements involve risks, uncertainties and other factors discussed below and detailed from time to time in the Company’s filings with the SEC. Factors that may affect the Company’s plans or results include, without limitation:

•

the impact of healthcare reform, which will initiate significant reforms to the United States healthcare system, including potential material changes to the delivery of healthcare services and the reimbursement paid for such services by the government or other third party payors, including reforms resulting from the Patient Protection and Affordable Care Act and the Healthcare Education and Reconciliation Act (collectively, the “ACA”). Healthcare reform is affecting certain of the Company’s businesses and the Company expects that it will impact all of them in some manner. There is also the possibility that implementation of the provisions expanding health insurance coverage or the entire ACA will be delayed, revised or eliminated as a result of efforts to repeal or amend the law. Although the U.S. Supreme Court has upheld the constitutionality of the ACA, the potential for future court proceedings, the outcome of the 2012 presidential election and potential efforts in the U.S. Congress to repeal, amend or retract funding for various aspects of the ACA create additional uncertainty about the ultimate impact of the ACA on the Company and the healthcare industry. Due to the substantial regulatory changes that will need to be implemented by CMS and others, and the numerous processes required to implement these reforms, the Company cannot predict which healthcare initiatives will be implemented at the federal or state level, the timing of any such reforms, or the effect such reforms or any other future legislation or regulation will have on the Company’s business, financial position, results of operations and liquidity,

•

the impact of the rules issued by CMS on August 1, 2012 (the “2012 CMS Rule”) which, among other things, will reduce Medicare reimbursement to the Company’s LTAC hospitals in 2013 and beyond by imposing a budget neutrality adjustment and modifying the short-stay outlier rules,

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

The Company is a healthcare services company that through its subsidiaries operates LTAC hospitals, IRFs, nursing and rehabilitation centers, assisted living facilities, a contract rehabilitation services business and a home health and hospice business across the United States. At September 30, 2012, the Company’s hospital division operated 117 LTAC hospitals (8,391 licensed beds) and six IRFs (259 licensed beds) in 26 states. The Company’s nursing center division operated 224 nursing and rehabilitation centers (27,196 licensed beds) and six assisted living facilities (341 licensed beds) in 27 states. The Company’s rehabilitation division provided rehabilitation services primarily in hospitals and long-term care settings. The Company’s home health and hospice division provided home health, hospice and private duty services from 102 locations in 10 states.

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

Operating results in the third quarter of 2011 included transaction costs totaling $4 million and severance costs totaling $1 million related to the RehabCare Merger. Operating results for the nine months ended September 30, 2011 included transaction costs totaling $27 million, financing costs totaling $14 million and severance costs totaling $16 million related to the RehabCare Merger. In the accompanying unaudited condensed consolidated statement of operations, transaction costs were included in other operating expenses, financing costs were included in interest expense and severance costs were included in salaries, wages and benefits.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

General (Continued)

Discontinued operations

In recent years, the Company has completed several strategic divestitures to improve its future operating results. For accounting purposes, the operating results of these businesses and the losses associated with these transactions have been classified as discontinued operations in the accompanying unaudited condensed consolidated statement of operations for all periods presented. Assets not sold at September 30, 2012 have been measured at the lower of carrying value or estimated fair value less costs of disposal and have been classified as held for sale in the accompanying unaudited condensed consolidated balance sheet.

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

The provision for doubtful accounts totaled $10 million and $8 million in the third quarter of 2012 and 2011, respectively, and $23 million and $22 million for the nine months ended September 30, 2012 and 2011, respectively.

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

Provisions for loss for professional liability risks retained by the Company’s limited purpose insurance subsidiary have been discounted based upon actuarial estimates of claim payment patterns using a discount rate of 1% to 5% depending upon the policy year. The discount rate was 1% for the 2012 and 2011 policy years. The discount rates are based upon the risk free interest rate for the respective year. Amounts equal to the discounted loss provision are funded annually. The Company does not fund the portion of professional liability risks related to estimated claims that have been incurred but not reported. Accordingly, these liabilities are not discounted. The allowance for professional liability risks aggregated $285 million at September 30, 2012 and $264 million at December 31, 2011. If the Company did not discount any of the allowances for professional liability risks, these balances would have approximated $288 million at September 30, 2012 and $267 million at December 31, 2011.

As a result of deterioration in professional liability and workers compensation underwriting results of the Company’s limited purpose insurance subsidiary in 2011, the Company made a capital contribution of $9 million during the nine months ended September 30, 2012 to its limited purpose insurance subsidiary. Conversely, as a result of improved professional liability underwriting results of the Company’s limited purpose insurance subsidiary in 2010, the Company received a distribution of $3 million during the nine months ended September 30, 2011 from its limited purpose insurance subsidiary. These transactions were completed in accordance with applicable regulations. Neither the capital contribution nor the distribution had any impact on earnings.

Changes in the number of professional liability claims and the cost to settle these claims significantly impact the allowance for professional liability risks. A relatively small variance between the Company’s estimated and actual number of claims or average cost per claim could have a material impact, either favorable or unfavorable, on the adequacy of the allowance for professional liability risks. For example, a 1% variance in the allowance for professional liability risks at September 30, 2012 would impact the Company’s operating income by approximately $3 million.

The provision for professional liability risks (continuing operations), including the cost of coverage maintained with unaffiliated commercial insurance carriers, aggregated $20 million and $16 million in the third quarter of 2012 and 2011, respectively, and $59 million and $51 million for the nine months ended September 30, 2012 and 2011, respectively.

Provisions for loss for workers compensation risks retained by the Company’s limited purpose insurance subsidiary are not discounted and amounts equal to the loss provision are funded annually. The allowance for workers compensation risks aggregated $190 million at September 30, 2012 and $171 million at December 31, 2011. The provision for workers compensation risks (continuing operations), including the cost of coverage maintained with unaffiliated commercial insurance carriers, aggregated $15 million and $16 million in the third quarter of 2012 and 2011, respectively, and $46 million and $43 million for the nine months ended September 30, 2012 and 2011, respectively.

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

The Company’s effective income tax rate for the third quarter of 2011 and for the nine months ended September 30, 2011 were favorably impacted by approximately $3 million related to the resolution of certain prior year income tax contingencies.

There are significant uncertainties with respect to capital loss carryforwards that could affect materially the realization of certain deferred tax assets. Accordingly, the Company has recognized deferred tax assets to the extent it is more likely than not they will be realized and a valuation allowance is provided for deferred tax assets to the extent that it is uncertain that the deferred tax asset will be realized. The Company recognized net deferred tax assets totaling $4 million at September 30, 2012 and net deferred tax liabilities totaling $0.2 million at December 31, 2011.

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

The Company’s intangible assets with finite lives are amortized in accordance with the authoritative guidance for goodwill and other intangible assets using the straight-line method over their estimated useful lives ranging from two to 20 years.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Critical Accounting Policies (Continued)

Valuation of long-lived assets, goodwill and intangible assets (Continued)

In connection with the planned divestiture of a LTAC hospital, a pretax impairment charge for intangible assets and property and equipment of $3 million ($2 million net of income taxes) was recorded in the third quarter of 2012. This charge reflected the amount by which the carrying value of certain assets exceeded their estimated fair value. The impairment charge did not impact the Company’s cash flows or liquidity.

On July 29, 2011, CMS issued the 2011 CMS Rules. In connection with the preparation of the Company’s operating results for the third quarter of 2011, the Company determined that the impact of the 2011 CMS Rules was a triggering event in the third quarter of 2011 and accordingly tested the recoverability of its nursing and rehabilitation centers reporting unit goodwill, intangible assets and property and equipment asset groups impacted by the reduced Medicare payments. The Company recorded pretax impairment charges aggregating $27 million ($16 million net of income taxes) in the third quarter of 2011. The charges included $6 million of goodwill (which represented the entire nursing and rehabilitation centers reporting unit goodwill) and $21 million of property and equipment. In addition, the Company recorded pretax impairment charges aggregating $2 million ($1 million net of income taxes) in the fourth quarter of 2011, $1 million ($0.5 million net of income taxes) in the third quarter of 2012 and $2 million ($1 million net of income taxes) for the nine months ended September 30, 2012 for necessary property and equipment expenditures in the same nursing and rehabilitation center asset groups. These charges reflected the amount by which the carrying value of certain assets exceeded their estimated fair value. The impairment charges did not impact the Company’s cash flows or liquidity.

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

In accordance with the authoritative guidance for goodwill and other intangible assets, the Company is required to perform an impairment test for goodwill and indefinite-lived intangible assets at least annually or more frequently if adverse events or changes in circumstances indicate that the asset may be impaired. The Company performs its annual goodwill impairment test at the end of each fiscal year for each of its reporting units. A reporting unit is either an operating segment or one level below the operating segment, referred to as a component. When the components within the Company’s operating segments have similar economic characteristics, the Company aggregates the components of its operating segments into one reporting unit. Accordingly, the Company has determined that its reporting units are hospitals, nursing and rehabilitation centers, skilled nursing rehabilitation services, hospital rehabilitation services, home health and hospice. The carrying value of goodwill for each of the Company’s reporting units at September 30, 2012 and December 31, 2011 follows (in thousands):

	September 30, 2012	December 31, 2011
Hospitals	$747,777	$745,411
Nursing and rehabilitation centers	—	—
Rehabilitation division:
Skilled nursing rehabilitation services	107,899	107,026
Hospital rehabilitation services	168,019	167,753

	275,918	274,779
Home health and hospice division:
Home health	96,477	49,254
Hospice	26,629	15,211

	123,106	64,465

	$1,146,801	$1,084,655

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

Other than the impairment of intangible assets and property and equipment in connection with the planned divestiture of a LTAC hospital, the Company has determined that during the nine months ended September 30, 2012 there were no events or changes in circumstances since December 31, 2011 requiring an interim impairment test. Although the Company has determined that there was no other goodwill or other indefinite-lived intangible asset impairments as of September 30, 2012, adverse changes in the operating environment and related key assumptions used to determine the fair value of the Company’s reporting units and indefinite-lived intangible assets or declines in the value of the Company’s common stock may result in future impairment charges for a portion or all of these assets. Specifically, if the rate of growth of government and commercial revenues earned by the Company’s reporting units were to be less than projected or if healthcare reforms were to negatively impact the Company’s business, an impairment charge of a portion or all of these assets may be required. An impairment charge could have a material adverse effect on the Company’s business, financial position and results of operations, but would not be expected to have an impact on the Company’s cash flows or liquidity.

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

Recently Issued Accounting Requirements

In July 2012, the FASB issued authoritative guidance related to testing indefinite-lived intangible assets for impairment. The main provisions of the guidance state that an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. If an entity determines it is not more likely than not that the fair value of an indefinite-lived intangible is less than its carrying amount, then performing the one-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the indefinite-lived intangible asset impairment test. The guidance is effective for all interim and annual reporting periods beginning after September 15, 2012. Early adoption is permitted. The adoption of the guidance is not expected to have a material impact on the Company’s business, financial position, results of operations or liquidity.

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

Results of Operations – Continuing Operations

Hospital division

Revenues increased 4% to $715 million in the third quarter of 2012 compared to $685 million in the same period in 2011 and increased 20% to $2.2 billion for the nine months ended September 30, 2012 from $1.8 billion for the same period in 2011. Revenue growth in the third quarter of 2012 was primarily a result of favorable reimbursement rates and the increase in same-facility admissions. Revenue growth for the nine months ended September 30, 2012 was primarily attributable to the RehabCare Merger and, to a lesser extent, favorable reimbursement rates and the increase in same-facility admissions. Revenues associated with the RehabCare Merger were $515 million and $209 million for the nine months ended September 30, 2012 and 2011, respectively. Aggregate admissions increased 2% in the third quarter of 2012. Aggregate admissions increased 21% for the nine months ended September 30, 2012 compared to the prior year, primarily as a result of the RehabCare Merger. Aggregate same-facility admissions increased 2% in both the third quarter of 2012 and for the nine months ended September 30, 2012 compared to the same respective prior year periods.

Operating income for the nine months ended September 30, 2012 included $10 million related to severance and other miscellaneous costs related to the closing of a regional office and four LTAC hospitals, the cancellation of a sub-acute unit project and employment-related lawsuits. Excluding these charges, hospital operating margins increased in the third quarter of 2012 and for the nine months ended September 30, 2012 compared to the same respective prior year periods, primarily as a result of favorable reimbursement rates and cost efficiencies associated with volume growth. Operating income associated with the RehabCare Merger was $107 million and $47 million for the nine months ended September 30, 2012 and 2011, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Results of Operations – Continuing Operations (Continued)

Hospital division (Continued)

Average hourly wage rates were relatively unchanged in both the third quarter of 2012 and for the nine months ended September 30, 2012 compared to the respective prior year periods. Employee benefit costs were relatively unchanged in the third quarter of 2012. Employee benefit costs increased 19% for the nine months ended September 30, 2012 compared to the prior year, primarily as a result of the RehabCare Merger.

Professional liability costs were $11 million and $8 million in the third quarter of 2012 and 2011, respectively, and $32 million and $25 million for the nine months ended September 30, 2012 and 2011, respectively. The increase for the nine months ended September 30, 2012 was primarily a result of the RehabCare Merger.

Nursing center division

Revenues declined 6% to $534 million in the third quarter of 2012 compared to $571 million in the same period of 2011 and declined 5% to $1.6 billion compared to $1.7 billion for the nine months ended September 30, 2012 from the same period in 2011. The decline in revenues in both periods was primarily a result of the 2011 CMS Rules and a decline in admissions. Same-facility admissions declined 5% in the third quarter of 2012 and 3% for the nine months ended September 30, 2012 compared to the same respective prior year periods. Same-facility patient days declined 4% in the third quarter of 2012 and 3% for the nine months ended September 30, 2012, compared to the same respective prior year periods, primarily as a result of the decline in admissions and Medicare average length of stay.

Nursing center operating margins declined in the third quarter of 2012 and for the nine months ended September 30, 2012 compared to the same respective prior year periods, primarily as a result of the 2011 CMS Rules.

Average hourly wage rates were relatively unchanged in both the third quarter of 2012 and for the nine months ended September 30, 2012 compared to the respective prior year periods.

Professional liability costs were $8 million in the third quarter of both 2012 and 2011, and $25 million for each of the nine months ended September 30, 2012 and 2011.

Rehabilitation division

Skilled nursing rehabilitation services

Revenues increased slightly to $253 million in the third quarter of 2012 compared to the same period in 2011 and increased to $764 million for the nine months ended September 30, 2012 from $529 million for the same period in 2011. Revenue growth in the third quarter of 2012 was primarily attributable to growth in the volume of services provided to existing customers. Revenue growth for the nine months ended September 30, 2012 was primarily attributable to the RehabCare Merger and, to a lesser extent, growth in the volume of services provided to existing customers. Revenues associated with the RehabCare Merger were $420 million and $183 million for the nine months ended September 30, 2012 and 2011, respectively. Revenues derived from unaffiliated customers aggregated $198 million and $195 million in the third quarter of 2012 and 2011, respectively, and $593 million and $356 million for the nine months ended September 30, 2012 and 2011, respectively.

Operating margins declined in the third quarter of 2012 and for the nine months ended September 30, 2012 compared to the respective prior year periods, primarily as a result of the 2011 CMS Rules. Operating income associated with the RehabCare Merger was $33 million and $21 million for the nine months ended September 30, 2012 and 2011, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Results of Operations – Continuing Operations (Continued)

Rehabilitation division (Continued)

Hospital rehabilitation services

Revenues increased 3% to $72 million in the third quarter of 2012 compared to $69 million in the same period in 2011 and increased to $220 million for the nine months ended September 30, 2012 from $130 million for the same period in 2011. Revenue growth in the third quarter of 2012 was primarily attributable to growth in new customers and the volume of services provided to existing customers. Revenue growth for the nine months ended September 30, 2012 was primarily attributable to the RehabCare Merger and, to a lesser extent, growth in new customers and the volume of services provided to existing customers. Revenues associated with the RehabCare Merger were $132 million and $63 million for the nine months ended September 30, 2012 and 2011, respectively. Revenues derived from unaffiliated customers aggregated $45 million and $49 million in the third quarter of 2012 and 2011, respectively, and $137 million and $68 million for the nine months ended September 30, 2012 and 2011, respectively.

Operating margins increased in the third quarter of 2012 primarily attributable to improved operating efficiencies. Operating margins increased for the nine months ended September 30, 2012 primarily attributable to improved operating efficiencies associated with the RehabCare Merger. Operating income associated with the RehabCare Merger was $29 million and $15 million for the nine months ended September 30, 2012 and 2011, respectively.

Home health and hospice division

Revenues increased to $36 million in the third quarter of 2012 compared to $15 million in the same period in 2011 and increased to $93 million for the nine months ended September 30, 2012 from $34 million for the same period in 2011. Revenue growth in both periods was primarily attributable to two acquisitions completed during the third quarter of 2012 and two acquisitions completed late in 2011. Operating margins increased in the third quarter of 2012 and for the nine months ended September 30, 2012 compared to the respective prior year periods. Operating margins for the nine months ended September 30, 2011 were negatively impacted by start-up and overhead costs in connection with the development of this business segment.

Corporate overhead

Operating income for the Company’s operating divisions excludes allocations of corporate overhead. These costs aggregated $46 million and $49 million in the third quarter of 2012 and 2011, respectively, and $133 million and $131 million for the nine months ended September 30, 2012 and 2011, respectively. The decrease in the third quarter of 2012 was primarily attributable to synergies realized from the RehabCare Merger. The increase for the nine months ended September 30, 2012 was primarily attributable to increased costs of assuming the RehabCare operations. As a percentage of consolidated revenues, corporate overhead totaled 3.0% and 3.2% in the third quarter of 2012 and 2011, respectively, and totaled 2.9% and 3.3% for the nine months ended September 30, 2012 and 2011, respectively.

Transaction costs

Operating results included transaction costs totaling $1 million and $2 million in the third quarter of 2012 and for the nine months ended September 30, 2012, respectively. Operating results included transaction costs totaling $5 million and $29 million in the third quarter of 2011 and for the nine months ended September 30, 2011, respectively, primarily related to the RehabCare Merger. Transaction costs in all periods were included in other operating expenses. Operating results in the third quarter of 2011 and for the nine months ended September 30, 2011 also included severance costs totaling $1 million and $16 million, respectively, related to the RehabCare Merger. Severance costs in both periods were included in salaries, wages and benefits.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Results of Operations – Continuing Operations (Continued)

Capital costs

Rent expense increased 3% to $109 million in the third quarter of 2012 compared to $106 million in the same period in 2011 and increased 11% to $324 million for the nine months ended September 30, 2012 from $293 million for the same period in 2011. The increase in the third quarter of 2012 resulted primarily from contractual inflation and contingent rent increases. The increase for the nine months ended September 30, 2012 resulted primarily from leases acquired in the RehabCare Merger, contractual inflation and contingent rent increases. Rent expense in the third quarter of 2012 and for the nine months ended September 30, 2012 included lease cancellation charges of $1 million and $4 million, respectively, incurred in connection with the closing of four LTAC hospitals.

Depreciation and amortization expense increased 8% to $50 million in the third quarter of 2012 compared to $46 million in the same period in 2011 and increased 27% to $149 million for the nine months ended September 30, 2012 compared to $117 million for the same period in 2011. The increase in the third quarter of 2012 resulted from the Company’s ongoing capital expenditure program and hospital development projects. The increase for the nine months ended September 30, 2012 resulted from the RehabCare Merger and the Company’s ongoing capital expenditure program and hospital development projects.

Interest expense increased to $27 million in the third quarter of 2012 from $26 million in the same period in 2011 and increased to $80 million for the nine months ended September 30, 2012 from $55 million for the same period in 2011. The increase in the third quarter of 2012 was primarily attributable to increased borrowing levels. The increase for the nine months ended September 30, 2012 was primarily attributable to increased borrowings associated with the RehabCare Merger and higher interest rates compared to the same periods in 2011. Interest expense for the nine months ended September 30, 2011 included $14 million of financing costs related to the RehabCare Merger.

Consolidated results

Income from continuing operations before income taxes aggregated $14 million in the third quarter of 2012 compared to losses from continuing operations before income taxes of $2 million in the same period in 2011. Income from continuing operations before income taxes aggregated $71 million for the nine months ended September 30, 2012 compared to $26 million for the same period in 2011. Income from continuing operations aggregated $8 million in the third quarter of 2012 compared to $1 million in the same period in 2011. Income from continuing operations aggregated $42 million for the nine months ended September 30, 2012 compared to $17 million for the same period in 2011. Severance costs, lease cancellation charges and other miscellaneous costs related to the closing of a regional office, the planned divestiture or closing of five LTAC hospitals, the cancellation of a sub-acute unit project, employment-related lawsuits, employee retention costs incurred in connection with the decision to allow the leases to expire for 54 nursing and rehabilitation centers leased from Ventas, and transaction costs negatively impacted the consolidated pretax operating results by $5 million ($3 million net of income taxes) in the third quarter of 2012 and $20 million ($12 million net of income taxes) for the nine months ended September 30, 2012. Transaction, severance and financing costs primarily related to the RehabCare Merger negatively impacted the consolidated pretax operating results by $6 million ($4 million net of income taxes) in the third quarter of 2011 and $59 million ($38 million net of income taxes) for the nine months ended September 30, 2011.

Results of Operations – Discontinued Operations

Discontinued operations were breakeven in the third quarter of 2012 compared to income of $1.1 million in the same period in 2011. Income from discontinued operations aggregated $0.1 million for the nine months ended September 30, 2012 compared to $1.5 million for the same period in 2011. In the third quarter of 2012, the Company recorded a net loss of $0.3 million related to the divestiture of discontinued operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Liquidity

Operating cash flows

Cash flows provided by operations (including discontinued operations) aggregated $191 million for the nine months ended September 30, 2012 compared to $118 million for the same period in 2011. Operating cash flows were favorably impacted by increased accounts receivable collections for the nine months ended September 30, 2012 compared to the same period in 2011. Operating cash flows for the nine months ended September 30, 2012 were negatively impacted by $8 million ($5 million net of income taxes) of severance, lease cancellation and transaction payments. Operating cash flows for the nine months ended September 30, 2011 were negatively impacted by $99 million ($77 million net of income taxes) of severance, transaction and financing payments, primarily related to the RehabCare Merger. Operating cash flows for the nine months ended September 30, 2012 included a net federal income tax payment of $5 million and operating cash flows for the nine months ended September 30, 2011 included a net federal income tax refund of $9 million.

The Company utilizes its ABL Facility to meet working capital needs and finance its acquisition and development activities. As a result, the Company typically carries minimal amounts of cash on its consolidated balance sheet. Based upon the Company’s expected operating cash flows and the availability of borrowings under the Company’s ABL Facility, management believes that the Company has the necessary financial resources to satisfy its expected short-term and long-term liquidity needs.

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

The New Credit Facilities had an incremental facility capacity in an aggregate amount between the two facilities of $200 million. In October 2012, the Company executed the incremental capacity by completing modifications to increase by $100 million its Term Loan Facility and expand by $100 million the borrowing capacity under its ABL Facility. The additional Term Loan Facility borrowings were issued at 97.5% and the net proceeds were used to pay down a portion of the outstanding balance under the ABL Facility. The aggregate amount outstanding under the Term Loan Facility at October 31, 2012 approximated $791 million. In connection with the $100 million expansion of the borrowing capacity under its ABL Facility, the Company also modified the accounts receivable borrowing base which will allow the Company to more easily access the full amount of the available credit. Following the closing of the transaction, the Company’s unused credit capacity totaled approximately $450 million under the ABL Facility. The other terms of the Term Loan Facility and the ABL Facility were unchanged.

In connection with the New Credit Facilities and the Notes, the Company paid $46 million of lender fees related to debt issuance that were capitalized as deferred financing costs during 2011 and paid $13 million of other financing costs that were charged to interest expense during 2011.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Liquidity (Continued)

New credit facilities and notes (Continued)

These financing agreements governing the New Credit Facilities and the indenture governing the Notes also contain customary affirmative covenants and events of default. The Company was in compliance with the terms of the New Credit Facilities and the indenture governing the Notes at September 30, 2012.

ABL Facility

The ABL Facility has a five-year tenor and is secured by a first priority lien on eligible accounts receivable, cash, deposit accounts, and certain other assets and property and proceeds from the foregoing (the “First Priority ABL Collateral”). The ABL Facility has a second priority lien on substantially all of the Company’s other assets and properties. As of September 30, 2012, the Company had $378 million outstanding under the ABL Facility. In addition, approximately $9 million of letters of credit were issued under the ABL Facility.

Borrowings under the ABL Facility bear interest at a rate per annum equal to the applicable margin plus, at the Company’s option, either (1) LIBOR determined by reference to the costs of funds for eurodollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, or (2) a base rate determined by reference to the highest of (a) the prime rate of JPMorgan Chase Bank, N.A., (b) the federal funds effective rate plus one-half of 1.00% and (c) LIBOR as described in subclause (1) plus 1.00%. At September 30, 2012, the applicable margin for borrowings under the ABL Facility was 2.75% with respect to LIBOR borrowings and 1.75% with respect to base rate borrowings. The applicable margin is subject to adjustment each fiscal quarter, based upon average historical excess availability during the preceding quarter.

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

In December 2011, the Company entered into two interest rate swap agreements to hedge its floating interest rate on an aggregate of $225 million of outstanding Term Loan Facility debt. The interest rate swaps have an effective date of January 9, 2012, and expire on January 11, 2016. The Company is required to make payments based upon a fixed interest rate of 1.8925% calculated on the notional amount of $225 million. In exchange, the Company will receive interest on $225 million at a variable interest rate that is based upon the three-month LIBOR, subject to a minimum rate of 1.5%. The Company determined the interest rate swaps continue to be effective cash flow hedges at September 30, 2012. The fair value of the interest rate swaps recorded in other accrued liabilities was $2 million and $1 million at September 30, 2012 and December 31, 2011, respectively.

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

Notes (Continued)

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

Other financing activities

As a result of deterioration in professional liability and workers compensation underwriting results of the Company’s limited purpose insurance subsidiary in 2011, the Company made a capital contribution of $9 million during the nine months ended September 30, 2012 to its limited purpose insurance subsidiary. Conversely, as a result of improved professional liability underwriting results of the Company’s limited purpose insurance subsidiary in 2010, the Company received a distribution of $3 million during the nine months ended September 30, 2011 from its limited purpose insurance subsidiary. These transactions were completed in accordance with applicable regulations. Neither the capital contribution nor the distribution had any impact on earnings.

Capital Resources

Capital expenditures and acquisitions

Excluding the RehabCare Merger and acquisitions, routine capital expenditures (expenditures necessary to maintain existing facilities that generally do not increase capacity or add services) totaled $77 million for the nine months ended September 30, 2012 compared to $95 million for the same period in 2011. Hospital development capital expenditures (primarily replacement facility construction) totaled $35 million for the nine months ended September 30, 2012 compared to $54 million for the same period in 2011. Nursing and rehabilitation center development capital expenditures (primarily the addition of transitional care services for higher acuity patients) totaled $3 million for the nine months ended September 30, 2012 compared to $15 million for the same period in 2011. Excluding acquisitions, the Company anticipates that routine capital spending for 2012 should approximate $135 million to $145 million, hospital development capital spending should approximate $35 million to $40 million and nursing and rehabilitation center development capital spending should approximate $5 million. Management expects that substantially all of these expenditures will be financed through internal sources. Management believes that its capital expenditure program is adequate to improve and equip existing facilities. At September 30, 2012, the estimated cost to complete and equip construction in progress approximated $17 million.

The RehabCare Merger purchase price totaled $963 million and was comprised of $662 million in cash and $301 million of Kindred common stock.

Excluding the RehabCare Merger, the Company financed acquisitions with either operating cash flows or its ABL Facility. These expenditures totaled $139 million for the nine months ended September 30, 2012 compared to $69 million for the same period in 2011.

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

Various healthcare reform provisions became law upon the enactment of the ACA. The reforms contained in the ACA are affecting certain of the Company’s businesses and the Company expects that it will impact all of them in some manner. Several of the reforms are very significant and could ultimately change the nature of the Company’s services, the methods of payment for the Company’s services and the underlying regulatory

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Other Information (Continued)

Effects of inflation and changing prices (Continued)

environment. The reforms include possible modifications to the conditions of qualification for payment, bundling payments to cover both acute and post-acute care and the imposition of enrollment limitations on new providers. In addition, a primary goal of healthcare reform is to reduce costs, which includes reductions in the reimbursement paid to the Company and other healthcare providers. Moreover, healthcare reform could negatively impact insurance companies, other third party payors, the Company’s customers, as well as other healthcare providers, which may in turn negatively impact the Company’s business. As such, these healthcare reforms or other similar healthcare reforms could have a material adverse effect on the Company’s business, financial position, results of operations and liquidity. There is also the possibility that implementation of the provisions expanding health insurance coverage or the entire ACA will be delayed, revised or eliminated as a result of efforts to repeal or amend the law. Although the U.S. Supreme Court has upheld the constitutionality of the ACA, the potential for future court proceedings, the outcome of the 2012 presidential election and potential efforts in the U.S. Congress to repeal, amend or retract funding for various aspects of the ACA create additional uncertainty about the ultimate impact of the ACA on the Company and the healthcare industry. Due to the substantial regulatory changes that will need to be implemented by CMS and others, and the numerous processes required to implement these reforms, the Company cannot predict which healthcare initiatives will be implemented at the federal or state level, the timing of any such reforms, or the effect such reforms or any other future legislation or regulation will have on the Company’s business, financial position, results of operations and liquidity.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Other Information (Continued)

Effects of inflation and changing prices (Continued)

CMS has regulations governing payments to LTAC hospitals that are co-located with another hospital (a “HIH”). The rules generally limit Medicare payments to the HIH if the Medicare admissions to the HIH from its co-located hospital exceed 25% of the total Medicare discharges for the HIH’s cost reporting period, the “25 Percent Rule.” There are limited exceptions for admissions from rural, urban single and MSA Dominant hospitals. Admissions that exceed this “25 Percent Rule” are paid using the short-term acute care inpatient payment system (“IPPS”). Patients transferred after they have reached the short-term acute care outlier payment status are not counted toward the admission threshold. Patients admitted prior to meeting the admission threshold, as well as Medicare patients admitted from a non co-located hospital, are eligible for the full payment under LTAC PPS. If the HIH’s admissions from the co-located hospital exceed the limit in a cost reporting period, Medicare will pay the lesser of (1) the amount payable under LTAC PPS or (2) the amount payable under IPPS. At September 30, 2012, the Company operated 26 HIHs with 987 licensed beds.

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

In February 2012, Congress passed the Job Creation Act of 2012 which provides for reductions in reimbursement of Medicare bad debts at the Company’s hospitals and nursing and rehabilitation centers. For the hospitals, the current bad debt reimbursement rate of 70% for all bad debts will be lowered to 65%. That change becomes effective for cost reporting periods beginning on or after October 1, 2012. For the nursing and rehabilitation centers, the Job Creation Act of 2012 provides for a phase-in of the reduction in the rate of reimbursement for bad debts of patients that are dually eligible for Medicare and Medicaid. The rate of reimbursement will be reduced from 100% to 88%, then 76% and then 65% for cost reporting periods beginning on or after October 1, 2012, October 1, 2013, and October 1, 2014, respectively. The rate of reimbursement for patients not dually eligible for both Medicare and Medicaid will be reduced from 70% to 65%, effective with cost reporting periods beginning on or after October 1, 2012. Approximately 90% of the Company’s Medicare bad debt reimbursements incurred at its nursing and rehabilitation centers are associated with patients that are dually eligible.

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

In February 2012, the Middle Class Tax Relief Act of 2012 was enacted, which provides that certain Medicare Part B therapy services exceeding a threshold of $3,700 would be subject to a pre-payment manual medical review process effective October 1, 2012. Providers were eligible to begin submitting medical review requests in September; however outcomes of the medical review will not be received any earlier than October 1. The review process for these services is scheduled to expire on December 31, 2012, but Congress may elect to extend it beyond the initial three month period or make it permanent. This review process has had an adverse effect on the provision and billing of services for patients and could negatively impact therapist productivity.

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

On November 2, 2012, CMS issued final regulations regarding Medicare payment rates for home health agencies effective January 1, 2013. These final regulations implement a net market basket increase of 1.3% consisting of: (1) a 2.3% market basket inflation increase, less (2) a 1.0% adjustment mandated by the ACA. In addition, CMS implemented a 1.32% reduction in case mix. CMS has projected the impact of these changes will result in a 0.01% decrease in payments to home health agencies.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Condensed Consolidated Statement of Operations

(Unaudited)

(In thousands, except per share amounts)

	2011 Quarters				2012 Quarters
	First	Second	Third	Fourth	First	Second	Third
Revenues	$1,192,421	$1,292,592	$1,514,062	$1,522,688	$1,579,970	$1,535,828	$1,525,792

Salaries, wages and benefits	678,695	765,133	900,570	911,417	945,302	907,106	912,924
Supplies	90,022	96,718	107,514	107,760	111,295	108,238	106,594
Rent	91,453	95,677	105,511	106,616	107,968	107,541	108,449
Other operating expenses	259,369	287,132	305,305	312,674	310,964	312,995	305,988
Other income	(2,785)	(2,880)	(2,815)	(2,711)	(2,748)	(2,698)	(2,775)
Impairment charges	—	—	26,712	102,569	867	329	3,911
Depreciation and amortization	32,549	37,871	46,947	48,227	48,690	49,802	50,600
Interest expense	5,728	23,157	25,790	26,244	26,578	26,716	26,668
Investment income	(495)	(257)	(37)	(242)	(292)	(275)	(229)

	1,154,536	1,302,551	1,515,497	1,612,554	1,548,624	1,509,754	1,512,130

Income (loss) from continuing operations before income taxes	37,885	(9,959)	(1,435)	(89,866)	31,346	26,074	13,662
Provision (benefit) for income taxes	15,609	(3,419)	(2,342)	(16,952)	12,814	10,797	5,753

Income (loss) from continuing operations	22,276	(6,540)	907	(72,914)	18,532	15,277	7,909
Discontinued operations, net of income taxes:
Income (loss) from operations	(179)	587	1,119	1,025	110	(14)	47
Loss on divestiture of operations	—	—	—	—	—	—	(349)

Income (loss) from discontinued operations	(179)	587	1,119	1,025	110	(14)	(302)

Net income (loss)	22,097	(5,953)	2,026	(71,889)	18,642	15,263	7,607
(Earnings) loss attributable to noncontrolling interests	—	421	(241)	58	(451)	239	(41)

Income (loss) attributable to Kindred	$22,097	$(5,532)	$1,785	$(71,831)	$18,191	$15,502	$7,566

Amounts attributable to Kindred stockholders:
Income (loss) from continuing operations	$22,276	$(6,119)	$666	$(72,856)	$18,081	$15,516	$7,868
Income (loss) from discontinued operations	(179)	587	1,119	1,025	110	(14)	(302)

Net income (loss)	$22,097	$(5,532)	$1,785	$(71,831)	$18,191	$15,502	$7,566

Earnings (loss) per common share:
Basic:
Income (loss) from continuing operations	$0.56	$(0.14)	$0.01	$(1.42)	$0.35	$0.29	$0.15
Discontinued operations:
Income (loss) from operations	—	0.01	0.02	0.02	—	—	—
Loss on divestiture of operations	—	—	—	—	—	—	(0.01)

Net income (loss)	$0.56	$(0.13)	$0.03	$(1.40)	$0.35	$0.29	$0.14

Diluted:
Income (loss) from continuing operations	$0.55	$(0.14)	$0.01	$(1.42)	$0.35	$0.29	$0.15
Discontinued operations:
Income (loss) from operations	—	0.01	0.02	0.02	—	—	—
Loss on divestiture of operations	—	—	—	—	—	—	(0.01)

Net income (loss)	$0.55	$(0.13)	$0.03	$(1.40)	$0.35	$0.29	$0.14

Shares used in computing earnings (loss) per common share:
Basic	39,035	43,231	51,329	51,335	51,603	51,664	51,676
Diluted	39,543	43,231	51,406	51,335	51,638	51,675	51,709

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Operating Data

(Unaudited)

(In thousands)

	2011 Quarters				2012 Quarters
	First	Second	Third	Fourth	First	Second	Third
Revenues:
Hospital division	$558,974	$593,425	$684,781	$712,812	$765,823	$729,419	$714,738
Nursing center division	567,472	568,199	571,226	547,202	544,319	535,644	534,188
Rehabilitation division:
Skilled nursing rehabilitation services	114,618	161,246	252,574	246,720	255,451	255,187	253,459
Hospital rehabilitation services	22,490	38,291	69,811	70,232	74,369	73,379	71,899

	137,108	199,537	322,385	316,952	329,820	328,566	325,358

Home health and hospice division	8,038	10,828	15,419	26,451	28,432	28,872	35,943

	1,271,592	1,371,989	1,593,811	1,603,417	1,668,394	1,622,501	1,610,227
Eliminations:
Skilled nursing rehabilitation services	(57,081)	(57,587)	(57,922)	(57,087)	(58,433)	(57,056)	(55,534)
Hospital rehabilitation services	(21,225)	(20,706)	(20,528)	(22,167)	(28,317)	(27,755)	(27,097)
Nursing and rehabilitation centers	(865)	(1,104)	(1,299)	(1,475)	(1,674)	(1,862)	(1,804)

	(79,171)	(79,397)	(79,749)	(80,729)	(88,424)	(86,673)	(84,435)

	$1,192,421	$1,292,592	$1,514,062	$1,522,688	$1,579,970	$1,535,828	$1,525,792

Income (loss) from continuing operations:
Operating income (loss):
Hospital division	$108,385	$108,465	$125,701	$144,891	$160,669	$141,511	$138,762
Nursing center division	87,350	93,532	89,592	67,791	65,533	71,005	70,928	(a)
Rehabilitation division:
Skilled nursing rehabilitation services	9,159	15,978	27,575	13,204	14,193	22,942	19,659
Hospital rehabilitation services	5,332	8,033	15,606	14,760	16,116	17,860	16,977

	14,491	24,011	43,181	27,964	30,309	40,802	36,636

Home health and hospice division	(10)	(447)	1,107	2,453	2,341	2,789	3,645
Corporate:
Overhead	(38,315)	(43,801)	(48,806)	(43,878)	(42,728)	(44,723)	(45,883)
Insurance subsidiary	(602)	(420)	(750)	(534)	(482)	(600)	(545)

	(38,917)	(44,221)	(49,556)	(44,412)	(43,210)	(45,323)	(46,428)
Impairment charges	—	—	(26,712)	(102,569)	(867)	(329)	(3,911	)(b)
Transaction costs	(4,179)	(34,851)	(6,537)	(5,139)	(485)	(597)	(482)

Operating income	167,120	146,489	176,776	90,979	214,290	209,858	199,150
Rent	(91,453)	(95,677)	(105,511)	(106,616)	(107,968)	(107,541)	(108,449	)(c)
Depreciation and amortization	(32,549)	(37,871)	(46,947)	(48,227)	(48,690)	(49,802)	(50,600)
Interest, net	(5,233)	(22,900)	(25,753)	(26,002)	(26,286)	(26,441)	(26,439)

Income (loss) from continuing operations before income taxes	37,885	(9,959)	(1,435)	(89,866)	31,346	26,074	13,662
Provision (benefit) for income taxes	15,609	(3,419)	(2,342)	(16,952)	12,814	10,797	5,753

	$22,276	$(6,540)	$907	$(72,914)	$18,532	$15,277	$7,909

(a)	Includes employee retention costs of $0.6 million incurred in connection with the decision to allow the leases to expire for 54 nursing and rehabilitation centers leased from Ventas.
(b)	Includes an impairment charge of $3.2 million incurred in connection with the planned divestiture of a LTAC hospital.
(c)	Includes a lease cancellation charge of $0.6 million incurred in connection with the closing of a LTAC hospital.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Operating Data (Continued)

(Unaudited)

(In thousands)

	2011 Quarters				2012 Quarters
	First	Second	Third	Fourth	First	Second	Third
Rent:
Hospital division	$40,299	$43,997	$52,737	$52,299	$55,367	$54,719	$55,391
Nursing center division	49,384	49,562	49,862	49,748	49,938	50,229	50,290
Rehabilitation division:
Skilled nursing rehabilitation services	1,509	1,540	1,811	1,415	1,392	1,359	1,309
Hospital rehabilitation services	28	33	95	72	78	39	2

	1,537	1,573	1,906	1,487	1,470	1,398	1,311
Home health and hospice division	189	251	358	568	615	609	805
Corporate	44	294	648	2,514	578	586	652

	$91,453	$95,677	$105,511	$106,616	$107,968	$107,541	$108,449

Depreciation and amortization:
Hospital division	$14,278	$16,572	$21,612	$22,448	$22,603	$22,866	$23,110
Nursing center division	11,793	13,038	12,655	12,554	12,741	13,229	13,564
Rehabilitation division:
Skilled nursing rehabilitation services	654	1,221	2,699	2,617	2,628	2,724	2,791
Hospital rehabilitation services	97	819	2,372	2,349	2,324	2,323	2,328

	751	2,040	5,071	4,966	4,952	5,047	5,119
Home health and hospice division	105	118	324	902	898	925	1,137
Corporate	5,622	6,103	7,285	7,357	7,496	7,735	7,670

	$32,549	$37,871	$46,947	$48,227	$48,690	$49,802	$50,600

Capital expenditures, excluding acquisitions (including discontinued operations):
Hospital division:
Routine	$12,144	$11,809	$12,919	$9,521	$10,345	$9,095	$9,015
Development	7,777	6,423	39,964	13,157	9,949	11,289	14,334

	19,921	18,232	52,883	22,678	20,294	20,384	23,349
Nursing center division:
Routine	8,155	8,000	10,572	7,577	4,229	3,417	4,965
Development	3,322	7,705	4,113	4,027	673	1,087	843

	11,477	15,705	14,685	11,604	4,902	4,504	5,808
Rehabilitation division:
Skilled nursing rehabilitation services:
Routine	235	179	255	1,031	326	569	707
Development	—	—	—	—	—	—	—

	235	179	255	1,031	326	569	707
Hospital rehabilitation services:
Routine	25	72	81	60	46	60	125
Development	—	—	—	—	—	—	—

	25	72	81	60	46	60	125
Home health and hospice division:
Routine	20	38	41	65	124	145	160
Development	10	181	75	901	—	—	—

	30	219	116	966	124	145	160
Corporate:
Information systems	3,932	13,641	11,516	18,629	6,864	15,195	10,842
Other	207	211	1,211	757	172	278	125

	$35,827	$48,259	$80,747	$55,725	$32,728	$41,135	$41,116

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Condensed Consolidating Statement of Operations

(Unaudited)

(In thousands)

	Third Quarter 2012
			Rehabilitation division
	Hospital division (a)	Nursing center division (b)	Skilled nursing services	Hospital services	Total	Home health and hospice division	Corporate	Transaction- related costs	Eliminations	Consolidated
Revenues	$714,738	$534,188	$253,459	$71,899	$325,358	$35,943	$—	$—	$(84,435)	$1,525,792

Salaries, wages and benefits	321,810	259,095	223,305	50,724	274,029	26,332	32,008	(350)	—	912,924
Supplies	77,536	26,587	697	33	730	1,557	184	—	—	106,594
Rent	55,391	50,290	1,309	2	1,311	805	652	—	—	108,449
Other operating expenses	176,630	177,578	9,798	4,165	13,963	4,409	17,011	832	(84,435)	305,988
Other income	—	—	—	—	—	—	(2,775)	—	—	(2,775)
Impairment charges	3,487	424	—	—	—	—	—	—	—	3,911
Depreciation and amortization	23,110	13,564	2,791	2,328	5,119	1,137	7,670	—	—	50,600
Interest expense	231	20	36	—	36	4	26,377	—	—	26,668
Investment income	(17)	(22)	—	—	—	—	(190)	—	—	(229)

	658,178	527,536	237,936	57,252	295,188	34,244	80,937	482	(84,435)	1,512,130

Income from continuing operations before income taxes	$56,560	$6,652	$15,523	$14,647	$30,170	$1,699	$(80,937)	$(482)	$—	13,662

Provision for income taxes										5,753

Income from continuing operations										$7,909

	Third Quarter 2011
			Rehabilitation division
	Hospital division	Nursing center division	Skilled nursing services	Hospital services	Total	Home health and hospice division	Corporate	Transaction- related costs	Eliminations	Consolidated
Revenues	$684,781	$571,226	$252,574	$69,811	$322,385	$15,419	$—	$—	$(79,749)	$1,514,062

Salaries, wages and benefits	316,507	272,505	215,889	49,297	265,186	11,653	33,482	1,256	(19)	900,570
Supplies	77,045	28,650	858	58	916	652	251	—	—	107,514
Rent	52,737	49,862	1,811	95	1,906	358	648	—	—	105,511
Other operating expenses	165,528	180,479	8,252	4,850	13,102	2,007	18,638	5,281	(79,730)	305,305
Other income	—	—	—	—	—	—	(2,815)	—	—	(2,815)
Impairment charges	3,102	23,610	—	—	—	—	—	—	—	26,712
Depreciation and amortization	21,612	12,655	2,699	2,372	5,071	324	7,285	—	—	46,947
Interest expense	206	25	—	—	—	—	25,559	—	—	25,790
Investment income	(1)	(18)	(1)	(1)	(2)	—	(16)	—	—	(37)

	636,736	567,768	229,508	56,671	286,179	14,994	83,032	6,537	(79,749)	1,515,497

Income (loss) from continuing operations before income taxes	$48,045	$3,458	$23,066	$13,140	$36,206	$425	$(83,032)	$(6,537)	$—	(1,435)

Income tax benefit										(2,342)

Income from continuing operations										$907

(a)	Includes an impairment charge of $3.2 million and a lease cancellation charge of $0.6 million incurred in connection with the planned divestiture of a LTAC hospital and the closing of a LTAC hospital, respectively.
(b)	Includes employee retention costs of $0.6 million incurred in connection with the decision to allow the leases to expire for 54 nursing and rehabilitation centers leased from Ventas.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Condensed Consolidating Statement of Operations (Continued)

(Unaudited)

(In thousands)

	Nine months ended September 30, 2012
			Rehabilitation division
	Hospital division (a,b)	Nursing center division (c)	Skilled nursing services	Hospital services	Total	Home health and hospice division	Corporate	Transaction- related costs	Eliminations	Consolidated
Revenues	$2,209,980	$1,614,151	$764,097	$219,647	$983,744	$93,247	$—	$—	$(259,532)	$4,641,590

Salaries, wages and benefits	982,054	786,766	679,915	155,404	835,319	68,829	92,783	(350)	(69)	2,765,332
Supplies	239,443	79,927	2,225	127	2,352	3,826	579	—	—	326,127
Rent	165,477	150,457	4,060	119	4,179	2,029	1,816	—	—	323,958
Other operating expenses	547,541	539,992	25,163	13,163	38,326	11,817	49,820	1,914	(259,463)	929,947
Other income	—	—	—	—	—	—	(8,221)	—	—	(8,221)
Impairment charges	3,838	1,269	—	—	—	—	—	—	—	5,107
Depreciation and amortization	68,579	39,534	8,143	6,975	15,118	2,960	22,901	—	—	149,092
Interest expense	810	68	36	—	36	4	79,044	—	—	79,962
Investment income	(60)	(68)	(1)	—	(1)	—	(667)	—	—	(796)

	2,007,682	1,597,945	719,541	175,788	895,329	89,465	238,055	1,564	(259,532)	4,570,508

Income from continuing operations before income taxes	$202,298	$16,206	$44,556	$43,859	$88,415	$3,782	$(238,055)	$(1,564)	$—	71,082

Provision for income taxes										29,364

Income from continuing operations										$41,718

	Nine months ended September 30, 2011
			Rehabilitation division
	Hospital division	Nursing center division	Skilled nursing services	Hospital services	Total	Home health and hospice division	Corporate	Transaction- related costs	Eliminations	Consolidated
Revenues	$1,837,180	$1,706,897	$528,438	$130,592	$659,030	$34,285	$—	$—	$(238,317)	$3,999,075

Salaries, wages and benefits	842,829	816,022	457,773	93,996	551,769	26,223	91,502	16,122	(69)	2,344,398
Supplies	206,504	83,645	1,983	122	2,105	1,413	587	—	—	294,254
Rent	137,033	148,808	4,860	156	5,016	798	986	—	—	292,641
Other operating expenses	445,296	536,756	15,970	7,503	23,473	5,999	49,085	29,445	(238,248)	851,806
Other income	—	—	—	—	—	—	(8,480)	—	—	(8,480)
Impairment charges	3,102	23,610	—	—	—	—	—	—	—	26,712
Depreciation and amortization	52,462	37,486	4,574	3,288	7,862	547	19,010	—	—	117,367
Interest expense	272	76	—	—	—	—	40,525	13,802	—	54,675
Investment income	(4)	(58)	(3)	(1)	(4)	—	(723)	—	—	(789)

	1,687,494	1,646,345	485,157	105,064	590,221	34,980	192,492	59,369	(238,317)	3,972,584

Income (loss) from continuing operations before income taxes	$149,686	$60,552	$43,281	$25,528	$68,809	$(695)	$(192,492)	$(59,369)	$—	26,491

Provision for income taxes										9,848

Income from continuing operations										$16,643

(a)	Includes severance costs ($2.6 million), an impairment charge ($3.2 million) and other miscellaneous costs ($2.3 million) incurred in connection with the closing of a regional office, the planned divestiture or closing of five LTAC hospitals and the cancellation of a sub-acute unit project, and $5.0 million for employment-related lawsuits.
(b)	Includes lease cancellation charges of $3.5 million incurred in connection with the closing of four LTAC hospitals.
(c)	Includes employee retention costs of $1.3 million incurred in connection with the decision to allow the leases to expire for 54 nursing and rehabilitation centers leased from Ventas.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Operating Data

(Unaudited)

	2011 Quarters				2012 Quarters
	First	Second	Third	Fourth	First	Second	Third
Hospital division data:
End of period data:
Number of hospitals:
Long-term acute care	89	120	120	121	120	118	117
Inpatient rehabilitation	—	5	5	5	6	6	6

	89	125	125	126	126	124	123

Number of licensed beds:
Long-term acute care	6,889	8,609	8,597	8,597	8,510	8,448	8,391
Inpatient rehabilitation	—	183	183	183	229	259	259

	6,889	8,792	8,780	8,780	8,739	8,707	8,650

Revenue mix %:
Medicare	60	60	60	62	62	61	61
Medicaid	8	8	8	7	6	6	6
Medicare Advantage	10	10	10	10	10	11	11
Commercial insurance and other	22	22	22	21	22	22	22
Admissions:
Medicare	8,504	8,913	11,002	11,682	12,400	11,544	11,277
Medicaid	1,085	1,163	1,236	1,163	1,025	1,038	1,025
Medicare Advantage	1,172	1,348	1,609	1,549	1,782	1,970	1,804
Commercial insurance and other	2,282	2,290	2,669	2,853	3,081	2,770	2,797

	13,043	13,714	16,516	17,247	18,288	17,322	16,903

Admissions mix %:
Medicare	65	65	67	68	68	67	67
Medicaid	8	8	7	7	5	6	6
Medicare Advantage	9	10	10	9	10	11	11
Commercial insurance and other	18	17	16	16	17	16	16
Patient days:
Medicare	219,213	237,257	275,561	285,358	304,795	290,273	281,757
Medicaid	45,650	45,746	48,911	48,648	45,058	43,174	46,295
Medicare Advantage	35,639	39,503	47,819	47,738	51,129	53,822	52,100
Commercial insurance and other	70,522	72,759	83,375	84,677	89,305	85,645	85,647

	371,024	395,265	455,666	466,421	490,287	472,914	465,799

Average length of stay:
Medicare	25.8	26.6	25.0	24.4	24.6	25.1	25.0
Medicaid	42.1	39.3	39.6	41.8	44.0	41.6	45.2
Medicare Advantage	30.4	29.3	29.7	30.8	28.7	27.3	28.9
Commercial insurance and other	30.9	31.8	31.2	29.7	29.0	30.9	30.6
Weighted average	28.4	28.8	27.6	27.0	26.8	27.3	27.6
Revenues per admission:
Medicare	$39,439	$40,089	$37,408	$37,643	$38,491	$38,716	$38,429
Medicaid	42,432	41,576	40,720	44,618	45,868	44,470	45,561
Medicare Advantage	46,217	42,708	43,616	46,154	42,632	39,541	42,784
Commercial insurance and other	54,065	56,850	57,216	52,465	53,733	57,194	56,308
Weighted average	42,856	43,271	41,462	41,330	41,876	42,109	42,285
Revenues per patient day:
Medicare	$1,530	$1,506	$1,494	$1,541	$1,566	$1,540	$1,538
Medicaid	1,009	1,057	1,029	1,067	1,043	1,069	1,009
Medicare Advantage	1,520	1,457	1,468	1,498	1,486	1,447	1,481
Commercial insurance and other	1,749	1,789	1,832	1,768	1,854	1,850	1,839
Weighted average	1,507	1,501	1,503	1,528	1,562	1,542	1,534
Medicare case mix index (discharged patients only)	1.21	1.22	1.17	1.14	1.17	1.17	1.15
Average daily census	4,122	4,344	4,953	5,070	5,388	5,197	5,063
Occupancy %	68.7	65.5	62.6	63.5	67.4	64.8	63.8
Annualized employee turnover %	21.2	22.1	21.4	20.3	21.8	22.2	21.1

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Operating Data (Continued)

(Unaudited)

	2011 Quarters				2012 Quarters
	First	Second	Third	Fourth	First	Second	Third
Nursing center division data:
End of period data:
Number of facilities:
Nursing and rehabilitation centers:
Owned or leased	220	220	220	220	220	220	220
Managed	4	4	4	4	4	4	4
Assisted living facilities	6	6	6	6	6	6	6

	230	230	230	230	230	230	230

Number of licensed beds:
Nursing and rehabilitation centers:
Owned or leased	26,767	26,687	26,687	26,663	26,663	26,711	26,711
Managed	485	485	485	485	485	485	485
Assisted living facilities	413	413	413	413	413	341	341

	27,665	27,585	27,585	27,561	27,561	27,537	27,537

Revenue mix %:
Medicare	38	37	36	33	34	33	32
Medicaid	37	38	38	40	39	41	41
Medicare Advantage	7	7	7	7	8	7	7
Private and other	18	18	19	20	19	19	20
Patient days (a):
Medicare	370,395	358,760	345,362	334,156	342,567	328,011	313,642
Medicaid	1,232,620	1,229,517	1,255,418	1,248,442	1,218,903	1,215,623	1,226,855
Medicare Advantage	97,460	94,483	95,751	95,730	101,312	97,583	93,287
Private and other	425,414	435,667	436,074	441,362	422,983	412,403	423,070

	2,125,889	2,118,427	2,132,605	2,119,690	2,085,765	2,053,620	2,056,854

Patient day mix % (a):
Medicare	17	17	16	16	16	16	15
Medicaid	58	58	59	59	59	59	60
Medicare Advantage	5	4	5	4	5	5	4
Private and other	20	21	20	21	20	20	21
Revenues per patient day (a):
Medicare Part A	$537	$544	$550	$491	$484	$483	$490
Total Medicare (including Part B)	579	589	599	544	536	538	546
Medicaid	172	173	174	176	176	178	179
Medicaid (net of provider taxes) (b)	155	156	155	156	156	158	158
Medicare Advantage	416	420	421	405	407	405	409
Private and other	235	240	243	241	248	250	250
Weighted average	267	268	268	258	261	261	260
Average daily census (a)	23,621	23,279	23,180	23,040	22,920	22,567	22,357
Admissions (a)	20,619	20,143	20,118	19,914	20,863	19,593	19,064
Occupancy % (a)	86.9	85.9	85.5	85.1	84.7	83.5	82.6
Medicare average length of stay (a)	32.9	33.4	33.0	32.1	31.8	32.2	32.8
Annualized employee turnover %	37.8	39.8	40.2	39.2	36.9	39.2	39.9

(a)	Excludes managed facilities.
(b)	Provider taxes are recorded in other operating expenses for all periods presented.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Operating Data (Continued)

(Unaudited)

	2011 Quarters				2012 Quarters
	First	Second	Third	Fourth	First	Second	Third
Rehabilitation division data:
Skilled nursing rehabilitation services:
Revenue mix %:
Company-operated	50	36	23	23	23	22	22
Non-affiliated	50	64	77	77	77	78	78
Sites of service (at end of period)	641	1,848	1,835	1,774	1,722	1,730	1,735
Revenue per site	$178,812	$137,316	$137,643	$139,077	$148,346	$147,507	$146,086
Therapist productivity %	80.6	81.6	80.5	80.1	80.3	80.4	80.5
Hospital rehabilitation services:
Revenue mix %:
Company-operated	94	54	29	32	38	38	38
Non-affiliated	6	46	71	68	62	62	62
Sites of services (at end of period):
Inpatient rehabilitation units	1	104	102	102	100	102	104
LTAC hospitals	93	97	99	115	125	125	123
Sub-acute units	8	22	23	25	19	20	20
Outpatient units	12	119	114	115	111	115	117
Other	5	8	7	8	5	5	5

	119	350	345	365	360	367	369

Revenue per site	$188,989	$199,661	$202,352	$192,410	$206,580	$199,943	$194,848

Annualized employee turnover %	14.5	17.1	16.5	16.5	19.6	16.9	17.3

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

Interest Rate Sensitivity

Principal (Notional) Amount by Expected Maturity

Average Interest Rate

(Dollars in thousands)

	Expected maturities							Fair value 9/30/12
	2012	2013	2014	2015	2016	Thereafter	Total
Liabilities:
Long-term debt, including amounts due within one year:
Fixed rate:
Notes	$—	$—	$—	$—	$—	$550,000	$550,000	$535,150
Other	25	102	109	116	123	10	485	461	(a)

	$25	$102	$109	$116	$123	$550,010	$550,485	$535,611

Average interest rate	6.0%	6.0%	6.0%	6.0%	6.0%	8.2%

Variable rate:
ABL Facility (b)	$—	$—	$—	$—	$377,900	$—	$377,900	$377,900
Term Loan Facility (c,d)	1,750	7,000	7,000	7,000	7,000	661,500	691,250	681,987
Other (e)	57	233	233	3,720	—	—	4,243	4,243

	$1,807	$7,233	$7,233	$10,720	$384,900	$661,500	$1,073,393	$1,064,130

(a)	Calculated based upon the net present value of future principal and interest payments using a discount rate of 6%.
(b)	Interest on borrowings under the Company’s ABL Facility is payable, at the Company’s option, at a rate per annum equal to the applicable margin plus, at the Company’s option, either (1) LIBOR determined by reference to the costs of funds for eurodollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, or (2) a base rate determined by reference to the highest of (a) the prime rate of JPMorgan Chase Bank, N.A., (b) the federal funds effective rate plus one-half of 1.00% and (c) LIBOR as described in subclause (1) plus 1.00%. At September 30, 2012, the applicable margin for borrowings under the ABL Facility was 2.75% with respect to LIBOR borrowings and 1.75% with respect to base rate borrowings. The applicable margin is subject to adjustment each fiscal quarter, based upon average historical excess availability during the preceding quarter.
(c)	Interest on borrowings under the Term Loan Facility is payable, at the Company’s option, at a rate per annum equal to an applicable margin plus, at the Company’s option, either (1) LIBOR determined by reference to the costs of funds for eurodollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, or (2) a base rate determined by reference to the highest of (a) the prime rate of JPMorgan Chase Bank, N.A., (b) the federal funds effective rate plus one-half of 1.00% and (c) LIBOR described in subclause (1) plus 1.00%. LIBOR is subject to an interest rate floor of 1.50%. The applicable margin for borrowings under the Term Loan Facility is 3.75% with respect to LIBOR borrowings and 2.75% with respect to base rate borrowings. The expected maturities for the Term Loan Facility exclude the original issue discount of approximately $6 million.
(d)	In December 2011, the Company entered into two interest rate swap agreements to hedge its floating interest rate on an aggregate of $225 million of outstanding Term Loan Facility debt. The interest rate swaps have an effective date of January 9, 2012, and expire on January 11, 2016. The Company is required to make payments based upon a fixed interest rate of 1.8925% calculated on the notional amount of $225 million. In exchange, the Company will receive interest on $225 million at a variable interest rate that is based upon the three-month LIBOR, subject to a minimum rate of 1.5%.
(e)	Interest based upon LIBOR plus 4%.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures and Changes in Internal Control Over Financial Reporting

The Company has carried out an evaluation under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2012, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports that the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

There has been no change in the Company’s internal control over financial reporting during the Company’s quarter ended September 30, 2012, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is a party to various legal actions (some of which are not insured), and regulatory and other governmental audits and investigations in the ordinary course of business. The Company cannot predict the ultimate outcome of pending litigation and regulatory and other governmental audits and investigations. These matters could potentially subject the Company to sanctions, damages, recoupments, fines and other penalties. The DOJ, CMS or other federal and state enforcement and regulatory agencies may conduct additional investigations related to the Company’s businesses in the future which may, either individually or in the aggregate, have a material adverse effect on the Company’s business, financial position, results of operations and liquidity. See Note 16 of the notes to condensed consolidated financial statements for a description of the Company’s other pending legal proceedings.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total number of shares (or units) purchased (a)	Average price paid per share (or unit) (b)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
Month #1 (July 1 – July 31)	—	$—	—	$—
Month #2 (August 1 – August 31)	—	—	—	—
Month #3 (September 1 – September 30)	22,653	12.09	—	—

Total	22,653	$12.09	—	$—

(a)	This amount represents shares of the Company’s common stock, par value $0.25 per share, that were tendered by an employee of the Company to pay the exercise price and income taxes owed in connection with the exercise of a non-qualified stock option previously granted under the Company’s 2001 Stock Incentive Plan (the “Tendered Shares”). For such employee, the total option exercise payment and tax withholding obligation was divided by the closing price of the Company’s common stock on the New York Stock Exchange on the day immediately prior to the date the option was exercised to determine the total number of Tendered Shares required to satisfy such option exercise payment and tax withholding obligation.
(b)	The average price per share for each period was calculated by dividing the sum of the aggregate value of the Tendered Shares by the total number of Tendered Shares.

PART II. OTHER INFORMATION (Continued)

Item 6.	Exhibits

10.1	Employment Agreement dated as of September 20, 2012 by and between Kindred Healthcare Operating, Inc. and Benjamin A. Breier. Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 20, 2012 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.2	Amendment No. 1 to the ABL Credit Agreement dated as of October 4, 2012, by and among the Company, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, each Incremental Lender and each of the other Lenders and Credit Parties thereto. Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 4, 2012 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.3	Incremental Amendment No. 1 to the Term Loan Credit Agreement dated as of October 4, 2012, by and among the Company, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, each Incremental Term Lender and each of the other Credit Parties thereto. Exhibit 10.2 to the Company’s Current Report on Form 8-K dated October 4, 2012 (Comm. File No. 001-14057) is hereby incorporated by reference.

31	Rule 13a-14(a)/15d-14(a) Certifications.

32	Section 1350 Certifications.

101.INS	XBRL Instance Document. *

101.SCH	XBRL Taxonomy Extension Schema Document. *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. *

*	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KINDRED HEALTHCARE, INC.

Date: November 6, 2012	/s/ PAUL J. DIAZ
Paul J. Diaz Chief Executive Officer

Date: November 6, 2012	/s/ RICHARD A. LECHLEITER
Richard A. Lechleiter Executive Vice President and Chief Financial Officer