Form 10-K
period 2012-12-31
KINDRED HEALTHCARE, INC
filed 2013-02-28
CIK 1060009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☑    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Large accelerated filer  ☑    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the shares of the registrant held by non-affiliates of the registrant, based on the closing price of such stock on the New York Stock Exchange on June 30, 2012, was approximately $502,000,000. For purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates.

As of January 31, 2013, there were 53,276,447 shares of the registrant’s common stock, $0.25 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference from the registrant’s 2013 definitive proxy statement, which will be filed no later than 120 days after December 31, 2012.

PART I

Item 1.	Business

GENERAL

Kindred Healthcare, Inc. is a healthcare services company that through its subsidiaries operates transitional care (“TC”) hospitals, inpatient rehabilitation hospitals (“IRFs”), nursing and rehabilitation centers, assisted living facilities, a contract rehabilitation services business and a home health and hospice business across the United States (collectively, the “Company” or “Kindred”). At December 31, 2012, the Company’s hospital division operated 116 TC hospitals and six IRFs in 26 states. The Company’s nursing center division operated 223 nursing and rehabilitation centers and six assisted living facilities in 27 states. The Company’s rehabilitation division provided rehabilitation services primarily in hospitals and long-term care settings. The Company’s home health and hospice division provided home health, hospice and private duty services from 101 locations in ten states. All references in this Annual Report on Form 10-K to “Kindred,” “Company,” “we,” “us,” or “our” mean Kindred Healthcare, Inc. and, unless the context otherwise requires, our consolidated subsidiaries.

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

IntegraCare Acquisition.    On August 31, 2012, we acquired IntegraCare Holdings, Inc., a provider of home health, hospice and community services which operated 47 locations across Texas for $71 million in cash plus a potential $4 million cash earn out based on 2013 earnings growth (the “IntegraCare Acquisition”). The IntegraCare Acquisition was financed through operating cash flows and proceeds from our ABL Facility (as defined below).

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

At the RehabCare Merger date, we acquired 32 TC hospitals, five IRFs, approximately 1,200 rehabilitation therapy sites of service and 102 hospital-based inpatient rehabilitation units. The RehabCare Merger expanded our service offerings, positioned us for future growth and provided opportunities for significant operating synergies.

In connection with the RehabCare Merger, we entered into a new $650 million senior secured asset-based revolving credit facility (the “ABL Facility”) and a new $700 million senior secured term loan facility (the “Term Loan Facility”) (collectively, the “Credit Facilities”). We also completed the private placement of

$550 million of senior notes due 2019 (the “Notes”). In 2011, we used proceeds from the Credit Facilities and the Notes to pay the Merger Consideration, repay all amounts outstanding under our and RehabCare’s previous credit facilities and to pay transaction costs. The amounts outstanding under our and RehabCare’s former credit facilities that were repaid at the RehabCare Merger closing were $390 million and $345 million, respectively.

The Credit Facilities also included an option to increase the credit capacity in an aggregate amount between the two facilities by $200 million. We executed this option to increase the credit capacity by $200 million in October 2012. See note 11 of the notes to consolidated financial statements. In connection with the Credit Facilities and the Notes, we paid $46 million of lender fees related to debt issuance that were capitalized as deferred financing costs during 2011 and paid $13 million of other financing costs that were charged to interest expense during 2011.

See “Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity” for additional information on the Credit Facilities and the Notes.

Vista Acquisition.    On November 1, 2010, we completed the acquisition of five TC hospitals from Vista Healthcare, LLC (“Vista”) for a purchase price of $179 million in cash (the “Vista Acquisition”). The Vista Acquisition was financed through operating cash flows and proceeds from our former revolving credit facility.

The Vista Acquisition included four freestanding hospitals and one hospital-in-hospital with a total of 250 beds, all of which are located in southern California. We did not acquire the working capital of Vista or assume any of its liabilities. All of the Vista hospitals were leased at the time of the acquisition.

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

Discontinued Operations

In recent years, we have completed several transactions related to the divestiture of unprofitable hospitals and nursing and rehabilitation centers to improve our future operating results.

For accounting purposes, the operating results of these businesses and the losses or impairments associated with these transactions have been classified as discontinued operations in the accompanying consolidated statement of operations for all periods presented. Assets not sold at December 31, 2012 have been measured at the lower of carrying value or estimated fair value less costs of disposal and have been classified as held for sale in the accompanying consolidated balance sheet. See note 4 of the notes to consolidated financial statements.

HEALTHCARE OPERATIONS

We are organized into four operating divisions: the hospital division, the nursing center division, the rehabilitation division and the home health and hospice division. The expansion of our home health and hospice operations and changes to our organizational structure led us to segregate our home health and hospice business into a separate division on December 31, 2011. Our home health and hospice business was included in the rehabilitation division prior to such date. For more information about our operating divisions, as well as financial information, see “Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” and note 6 of the notes to consolidated financial statements.

The hospital division operates TC hospitals and IRFs. The nursing center division operates nursing and rehabilitation centers and assisted living facilities. The rehabilitation division provides rehabilitation services primarily in hospitals and long-term care settings. The home health and hospice division provides home health, hospice and private duty services to patients in a variety of settings, including homes, skilled nursing facilities and other residential settings. We believe that the independent focus of each division on the unique aspects of its business enhances its ability to attract patients, residents and non-affiliated customers, improve the quality of its operations and achieve operating efficiencies.

Based upon the authoritative guidance for business segments, our operating divisions represent five reportable operating segments, including (1) hospitals, (2) skilled nursing and rehabilitation centers, (3) skilled nursing rehabilitation services (“SRS”), (4) hospital rehabilitation services (“HRS”) and (5) home health and hospice services. The SRS and HRS operating segments are both contained within the rehabilitation division.

COMPETITIVE STRENGTHS

We believe that several competitive strengths support our business strategy, including:

Well-diversified service offerings allow us to Continue the Care® across the post-acute continuum.    Through our organic development and acquisitions, we have created a well-diversified portfolio of service offerings. Kindred operates the largest network of TC hospitals and IRFs and is the largest operator of skilled nursing contract rehabilitation therapy services in the United States. We also are the fourth largest operator of skilled nursing and rehabilitation centers in the United States. The IntegraCare and Professional Acquisitions also significantly increased the scale of our home health and hospice operations. This array of services across our four operating divisions creates multiple earnings streams and avenues for growth and development, and further allows us to coordinate and manage the continuum of care for our patients, reduce lengths of stay, implement physician services strategies and prevent avoidable re-hospitalizations.

Uniquely positioned for bundled or episodic payment environment.    As healthcare reform continues to be implemented, we believe that healthcare providers that can operate with scale across the continuum of care will have a competitive advantage in an episodic payment environment. Our diversified service offerings across our four operating divisions enable us to do this effectively and to participate with other healthcare providers in determining the most appropriate setting for patients as they continue their care throughout a post-acute episode. As a leading provider in four critical segments of the post-acute continuum, we are uniquely positioned to deliver the right care at the right site of service. We also are positioned to become a valuable partner to short-term acute care hospitals and managed care organizations, which are seeking to increase care coordination, reduce lengths of stay, more effectively manage healthcare costs and develop new care delivery and payment models.

Strong asset base including owned real estate.    We have been focused on adding high quality assets to our balance sheet through opportunistic acquisitions and development of TC hospitals and transitional care centers in our skilled nursing and rehabilitation centers. We own the real estate of 24 TC hospitals, one IRF, 25 nursing and rehabilitation centers and two assisted living facilities, a significant increase from the 16 facilities we owned in 2006.

Strong cash flow generation.    We have demonstrated the ability to generate strong operating cash flows in a highly regulated environment. Our operating cash flows offer opportunities to fund our acquisition and development strategies, as well as reduce our leverage over time.

Proven and experienced management team.    We have an industry leading management team with strong executive leadership and experience in executing and integrating strategic acquisitions. Paul J. Diaz, Chief Executive Officer, has over 20 years experience in the healthcare industry. We believe our management team has demonstrated the ability to adapt and respond to an unpredictable healthcare environment.

OUR STRATEGY

We believe that we are the largest diversified post-acute healthcare provider in the United States, and accordingly, are well-positioned to grow and succeed in what will be an increasingly integrated healthcare delivery system. The core of our strategy is to provide superior clinical outcomes and quality care with an approach that is patient-centered and focused on lowering costs by reducing lengths of stay in short-term acute care hospitals and transitioning patients to their homes at the highest possible level of function, thereby preventing avoidable re-hospitalizations.

The key elements of our operating strategy include:

Provide quality, clinical-based care.    We are committed to maintaining and improving the quality of our patient care by dedicating appropriate resources at each facility and continuing to refine our clinical initiatives and objectives. We also have implemented technology enhancements and clinical protocols that promote best practices.

Improve operating efficiency.    We are continually focused on improving operating efficiency and controlling costs, while maintaining quality patient care, by standardizing key operating procedures and optimizing the skill mix of our staff based upon the clinical needs of each patient or resident. We have implemented specialized programs and technology enhancements to improve our quality and to make our care givers more efficient. We have additionally implemented a Company-wide program to re-engineer processes, improve efficiencies and focus on the provision of shared services across our divisions.

Grow through development of Integrated Care Markets.    Our operating divisions are increasingly focused on enabling our patients to Continue the Care® during an episode of care at a Kindred facility or site of service in markets where we operate multiple facilities or sites of service. We have designated 21 markets across the country as current or potential Integrated Care Markets. These Integrated Care Markets allow our care givers to coordinate and manage the continuum of care for our patients, as well as implement physician services strategies. The Integrated Care Markets provide opportunities to improve quality and patient satisfaction, lower hospital readmissions, increase volumes and lower costs.

During the last few years, we have focused our development activities on expanding our Integrated Care Markets. In addition to the home health and hospice transactions discussed below, we opened a new TC hospital in Seattle with 50 licensed beds in November 2011 and a 30 bed co-located sub-acute unit in that hospital in February 2012. We opened a replacement TC hospital in Charleston, South Carolina with 59 licensed beds and a 35 bed co-located sub-acute unit in December 2012. We also completed the construction of a new freestanding IRF with 46 licensed beds in Humble, Texas in February 2012, opened a newly constructed, freestanding replacement IRF with 50 licensed beds in Austin, Texas in May 2012, and opened a new transitional care center with 120 licensed beds in Indianapolis, Indiana in May 2011. We currently have new transitional care centers under development in Las Vegas, Nevada with 150 licensed beds and in Indianapolis, Indiana with 100 licensed beds.

Expand presence in home health and hospice business.    We continue to expand our presence in the home health and hospice business, and now provide services in ten states through 101 locations. In August 2012, we completed the IntegraCare Acquisition, which significantly expanded the scope of our operations into Texas. In September 2011, we completed the Professional Acquisition, which expanded the scope of our operations in northern California, Arizona, Nevada and Utah. We intend to continue expanding our home health and hospice operations through additional acquisitions, joint ventures and de novo site development, particularly in our Integrated Care Markets.

Reposition assets and management time to higher margin growth businesses.    We intend to concentrate our efforts on higher margin businesses such as home health and hospice and contract rehabilitation. In addition, we continue to allocate capital to the development of TC hospitals, IRFs and transitional care centers, particularly in our Integrated Care Markets. We also are accelerating our strategy of exiting unprofitable and non-strategic facilities outside of our Integrated Care Markets through asset sales and the expiration of lease renewals. We previously announced the planned divestiture during 2013 of 54 nursing and rehabilitation centers currently leased from Ventas. In 2013, we expect to explore other divestiture opportunities of additional TC hospitals and nursing and rehabilitation centers in non-strategic markets. Additionally, 86 nursing and rehabilitation centers and 22 TC hospitals leased from Ventas are up for renewal in April 2015. The renewal process for these facilities will begin in October 2013.

Grow through selective acquisitions.    We seek growth opportunities through strategic acquisitions in selected target markets, particularly where an acquisition, such as the RehabCare Merger, the IntegraCare Acquisition and the Professional Acquisition, may assist us in scaling our operations more rapidly and efficiently than internal growth. In 2011, our acquisition of RehabCare significantly expanded the scope of our hospital and rehabilitation operations, as well as added IRFs to our post-acute continuum. In 2012 and 2011, we completed the IntegraCare Acquisition and the Professional Acquisition, respectively, both of which significantly expanded our home health and hospice operations.

Participate and invest in new integrated care delivery and payment models.    We are actively seeking to participate in accountable care organizations and bundled payment demonstrations with health systems, physician groups and managed care providers to demonstrate our value proposition to these payors and referral sources.

Increase patient and resident volumes, particularly commercial patients.    We continue to expand our sales and marketing functions in our hospital and nursing center divisions to grow same-facility admissions and to take advantage of available capacity. Given the relatively higher reimbursement rates from commercial insurers as a group, as compared to Medicare and Medicaid, we continue to focus on expanding our relationships with insurers and enhancing their understanding of our services and promoting our value proposition in order to increase commercial patient volume. Since 2009, we have grown our annual non-government admissions in our hospitals by approximately 55% and increased our non-government patient days in our nursing and rehabilitation centers by approximately 5%. We believe that our expanded service offerings and scope of operations will be attractive to commercial payors.

Continue growing our rehabilitation division through business development and external contract sales.    Our rehabilitation division focuses on the enhancement of rehabilitation programs for our customers and the expansion of our business in strategic markets. We strive to increase our market share by demonstrating our value proposition to customers in areas of clinical excellence and programming, staff recruiting and retention, regulatory and reimbursement support, census development and committed customer service.

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

HOSPITAL DIVISION

Our hospital division provides long-term acute care services to medically complex patients through the operation of a national network of 116 TC hospitals with 8,382 licensed beds and six IRFs with 259 licensed beds in 26 states as of December 31, 2012. We operate the largest network of TC hospitals and IRFs in the United States based upon number of facilities. Our TC hospitals are certified as long-term acute care (“LTAC”) hospitals under the Medicare program.

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

In our TC hospitals, we treat medically complex patients, including the critically ill, suffering from multiple organ system failures, most commonly of the cardiovascular, pulmonary, kidney, gastro-intestinal and cutaneous (skin) systems. In particular, we have a core competency in treating patients with cardio-pulmonary disorders, skin and wound conditions, and life-threatening infections. Prior to being admitted to one of our TC hospitals, many of our patients have undergone a major surgical procedure or developed a neurological disorder following head and spinal cord injury, cerebrovascular incident or metabolic instability. Our expertise lies in the ability to simultaneously deliver comprehensive and coordinated medical interventions directed at all affected organ systems, while maintaining a patient-centered, integrated care plan. Medically complex patients are characteristically dependent on technology for continued life support, including mechanical ventilation, total parenteral nutrition, respiratory or cardiac monitors and kidney dialysis machines. During 2012, the average length of stay for patients in our hospitals was approximately 27 days.

Our TC hospital patients generally have conditions that require a high level of monitoring and specialized care, yet may not need the services of a traditional intensive care unit. These patients are not clinically appropriate for admission to other post-acute settings because their severe medical conditions are periodically or chronically unstable. By providing a range of services required for the care of medically complex patients, we believe that our TC hospitals provide our patients with high quality, cost-effective care.

Our TC hospitals employ a comprehensive program of care for their patients that draws upon the talents of interdisciplinary teams, including physician specialists. The teams evaluate patients upon admission to determine treatment programs. Our hospital division has developed specialized treatment programs focused on the needs of medically complex patients. In addition to traditional medical services, our TC hospital patients receive individualized treatment plans, which may include rehabilitation, skin integrity management and clinical pharmacology services. Where appropriate, the treatment programs may involve the services of several disciplines, such as pulmonary medicine, infectious disease and physical medicine.

Our IRFs provide services to patients who require intensive inpatient rehabilitative care. Our IRF patients typically experience significant physical disabilities due to various medical and physical conditions, such as head injury, spinal cord injury, stroke, hip fractures, certain orthopedic problems, and neuromuscular disease, and require rehabilitative healthcare services in an inpatient setting. Our nurses and physical, occupational, and speech therapists work with physicians with the goal of returning patients to home and work. Patient care is provided by nursing and therapy staff as directed by physician orders. Our IRFs provide an interdisciplinary approach to treatment that leads to a higher level of care and superior outcomes. The medical, nursing, therapy, and ancillary services provided by our IRFs comply with local, state, and federal regulations, as well as other accreditation standards.

Selected Hospital Division Operating Data

The following table sets forth certain operating and financial data for the hospital division (dollars in thousands, except statistics):

	Year ended December 31,
	2012	2011	2010
Revenues	$2,927,495	$2,531,448	$1,959,738
Operating income	$600,649	$488,201	$360,369
Hospitals in operation at end of period	122	123	88
Licensed beds at end of period	8,641	8,614	6,777
Admissions	69,016	59,869	45,225
Patient days	1,883,742	1,670,551	1,372,363
Average length of stay	27.3	27.9	30.3
Revenues per admission	$42,418	$42,283	$43,333
Revenues per patient day	$1,554	$1,515	$1,428
Medicare case mix index (discharged patients only)	1.16	1.18	1.20
Average daily census	5,147	4,577	3,760
Occupancy %	65.0	65.0	65.1
Annualized employee turnover %	20.1	20.3	22.0
Assets at end of period	$2,140,185	$2,056,103	$1,100,138
Capital expenditures:
Routine	$38,272	$46,393	$36,967
Development	42,265	67,321	41,140

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

Year ended December 31,	Medicare			Medicaid			Medicare Advantage			Commercial insurance and other
	Admissions	Patient days	Revenues	Admissions	Patient days	Revenues	Admissions	Patient days	Revenues	Admissions	Patient days	Revenues
2012	67%	61%	62%	6%	10%	6%	11%	11%	10%	16%	18%	22%
2011	66	60	60	8	11	8	9	10	10	17	19	22
2010	64	56	56	9	13	9	9	10	10	18	21	25

For the year ended December 31, 2012, revenues of the hospital division totaled approximately $2.9 billion or 45% of our total revenues (before eliminations). For more information regarding the reimbursement for our hospital services, see “– Governmental Regulation – Hospital Division – Overview of Hospital Division Reimbursement.”

Hospital Facilities

The following table lists by state the number of TC hospitals and IRFs and related licensed beds we operated as of December 31, 2012:

		Number of facilities
State	Licensed beds	Owned by us	Leased from Ventas (2)	Leased from other parties	Total
Arizona	167	–	2	1	3
California	1,097	5	5	5	15
Colorado	105	–	1	1	2
Florida (1)	745	2	6	2	10
Georgia (1)	117	–	–	2	2
Illinois (1)	625	1	4	2	7
Indiana	221	1	1	2	4
Kentucky (1)	414	–	1	1	2
Louisiana	218	–	1	1	2
Massachusetts (1)	566	3	2	1	6
Michigan (1)	77	–	–	1	1
Missouri (1)	335	1	2	2	5
Nevada	222	1	1	1	3
New Jersey (1)	117	–	–	3	3
New Mexico	61	–	1	–	1
North Carolina (1)	124	–	1	–	1
North Dakota	72	–	–	2	2
Ohio	309	2	–	3	5
Oklahoma	153	–	1	2	3
Pennsylvania	443	2	2	4	8
South Carolina (1)	94	1	–	–	1
Tennessee (1)	109	–	1	1	2
Texas	1,988	3	6	21	30
Virginia (1)	60	1	–	–	1
Washington (1)	140	2	–	–	2
Wisconsin	62	–	–	1	1

Totals	8,641	25	38	59	122

(1)	These states have certificate of need regulations. See “– Governmental Regulation – Federal, State and Local Regulations.”
(2)	See “– Master Lease Agreements.”

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

The hospital division has implemented a program whereby its TC hospitals and IRFs are reviewed by internal quality auditors for compliance with standards of the Joint Commission or the American Osteopathic Association (the “AOA”). The purposes of this internal review process are to: (1) ensure ongoing compliance with industry recognized standards for hospitals, (2) assist management in analyzing each hospital’s operations and (3) provide consulting and educational programs for each hospital to identify opportunities to improve patient care.

Hospital Division Management and Operations

Each of our TC hospitals has a fully credentialed, multi-specialty medical staff to meet the needs of the medically complex, long-term acute patient. Our TC hospitals offer a broad range of physician services including pulmonology, internal medicine, infectious diseases, neurology, nephrology, cardiology, radiology and pathology. In addition, our TC hospitals have a multi-disciplinary team of healthcare professionals, including a professional nursing staff trained to care for long-term acute patients, respiratory, physical, occupational and speech therapists, pharmacists, registered dietitians and social workers, to address the needs of medically complex patients.

Each TC hospital utilizes a pre-admission assessment system to evaluate clinical needs and other information in determining the appropriateness of each potential patient admission. After admission, each patient’s case is reviewed by the TC hospital’s interdisciplinary team to determine a care plan. Typically, and where appropriate, the care plan involves the services of several disciplines, such as pulmonary medicine, infectious disease and physical medicine.

A hospital chief executive officer or administrator supervises and is responsible for the day-to-day operations at each of our hospitals. Each hospital (or network of hospitals) also employs a chief financial or accounting officer who monitors the financial matters of such hospital or network. In addition, each hospital (or network of hospitals) employs a chief clinical officer to oversee the clinical operations and a director of quality management to oversee our quality assurance programs. We provide centralized administrative services in the areas of information systems, reimbursement guidance, state licensing and Medicare and Medicaid certification and maintenance support, as well as legal, finance, accounting, purchasing, human resources management and facilities management support to each of our hospitals. We believe that this centralization improves efficiency, promotes the standardization of certain processes and allows staff in our hospitals to focus more attention on quality patient care.

A division president and a chief financial officer manage the hospital division. The operations of the hospital division are divided into three regions, each headed by a senior officer of the division who reports to the division president. The clinical issues and quality concerns of the hospital division are managed by the division’s chief medical officer and senior vice president of clinical operations. The sales and marketing efforts for the division are led by district and regional sales leaders, who in turn report to our senior vice president of enterprise sales.

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

NURSING CENTER DIVISION

Our nursing center division provides quality, cost-effective care through the operation of a national network of 223 nursing and rehabilitation centers (27,142 licensed beds) and six assisted living facilities (341 licensed beds) located in 27 states as of December 31, 2012. We are the fourth largest operator of nursing and rehabilitation centers in the United States based upon number of facilities. Through our nursing and rehabilitation centers, we provide short stay patients and long stay residents with a full range of medical, nursing, rehabilitative, pharmacy and routine services, including daily dietary, social and recreational services.

Consistent with industry trends, patients and residents admitted to our nursing and rehabilitation centers arrive with greater medical complexity and require a more extensive and costly level of care. This is particularly true with our Medicare population for whom the average length of stay in 2012 was 32 days. To appropriately care for a higher acuity short stay patient population and a more frail and unstable long stay resident population, we have improved the delivery of the clinical and hospitality services offered to our patients and residents by adjusting the level of clinical and hospitality staffing, assisting physician oversight through the selective use of nurse practitioners, enhancing nursing skills via ongoing education and competency evaluations and improving clinical case management through the employment of clinical case managers.

We also monitor and enhance the quality of care and customer service at our nursing and rehabilitation centers through the use of performance improvement committees and family satisfaction surveys. Our performance improvement committees oversee resident healthcare needs and resident and staff safety. Physician medical directors serve on these committees and advise on healthcare policies and practices. We regularly conduct surveys of residents and their families, and these surveys are reviewed by our performance improvement committees at each center to promote quality care and customer service. We have also established initiatives to reduce potentially avoidable hospitalizations. The clinical leadership of each center is actively engaged in improving nursing competencies and communication skills, developing specific clinical programs to address acute care needs that may arise on site and working collaboratively with the medical community to coordinate monitoring and treatment.

Substantially all of our nursing and rehabilitation centers are certified to provide services under the Medicare and Medicaid programs. Our nursing and rehabilitation centers have been certified because the quality of our services, accommodations, equipment, safety, personnel, physical environment and policies and procedures meet or exceed the standards of certification set by those programs.

We operate transitional care units at 95 of our nursing and rehabilitation centers. These units within our nursing and rehabilitation centers typically consist of 20 to 50 beds offering skilled nursing services and provide a range of rehabilitation services including physical, occupational and speech therapy to patients recovering from a variety of surgical procedures as well as medical conditions such as stroke, and cardiac and respiratory ailments. Our transitional care units enhance our ability to care for the higher acuity short-term patients typically associated with Medicare, Medicare Advantage and commercial insurance payors.

Several of our nursing and rehabilitation centers provide higher level clinical services focused primarily upon patients arriving for recovery, recuperation and rehabilitation. We refer to these patients as transitional care patients and the nursing and rehabilitation centers capable of providing these higher intensity clinical services as transitional care centers. We currently classify 37 of our nursing and rehabilitation centers as transitional care centers. These transitional care patients are typically associated with Medicare, Medicare Advantage and commercial insurance payors.

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

Selected Nursing Center Division Operating Data

The following table sets forth certain operating and financial data for the nursing center division (dollars in thousands, except statistics):

	Year ended December 31,
	2012	2011	2010
Revenues	$2,148,140	$2,254,099	$2,187,885
Operating income	$273,142	$338,265	$303,418
Facilities in operation at end of period:
Nursing and rehabilitation centers:
Owned or leased	219	220	222
Managed	4	4	4
Assisted living facilities	6	6	7
Licensed beds at end of period:
Nursing and rehabilitation centers:
Owned or leased	26,657	26,663	26,957
Managed	485	485	485
Assisted living facilities	341	413	463
Patient days (a)	8,237,116	8,496,611	8,675,214
Revenues per patient day (a)	$261	$265	$252
Average daily census (a)	22,506	23,278	23,768
Admissions (a)	78,932	80,794	76,451
Occupancy % (a)	83.2	85.9	87.4
Medicare average length of stay (a,b)	32.0	32.8	34.0
Annualized employee turnover %	39.6	39.2	39.6
Assets at end of period	$616,382	$638,078	$647,355
Capital expenditures:
Routine	$20,764	$34,304	$37,024
Development	8,057	19,167	26,701

(a)	Excludes managed facilities.
(b)	Computed by dividing total Medicare discharge patient days by total Medicare discharges.

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

The following table sets forth the approximate percentages of nursing and rehabilitation center patient days and revenues derived from the payor sources indicated:

	Medicare		Medicaid		Medicare Advantage		Private and other
Year ended December 31,	Patient days	Revenues	Patient days	Revenues	Patient days	Revenues	Patient days	Revenues
2012	16%	33%	59%	41%	5%	7%	20%	19%
2011	17	36	58	38	5	7	20	19
2010	16	35	60	40	4	7	20	18

For the year ended December 31, 2012, revenues of the nursing center division totaled approximately $2.2 billion or 33% of our total revenues (before eliminations). For more information regarding the reimbursement for our nursing and rehabilitation center services, see “– Governmental Regulation – Nursing Center Division – Overview of Nursing Center Division Reimbursement.”

Nursing and Rehabilitation Center Facilities

The following table lists by state the number of nursing and rehabilitation centers and assisted living facilities and related licensed beds we operated as of December 31, 2012:

State	Licensed beds	Number of facilities
		Owned by us	Leased from Ventas (2)	Leased from other parties	Managed	Total
Alabama (1)	464	–	2	1	–	3
Arizona	562	–	3	1	–	4
California	2,381	4	6	10	–	20
Colorado	460	–	4	–	–	4
Connecticut (1)	522	–	5	–	–	5
Georgia (1)	520	–	4	–	–	4
Idaho	695	1	7	–	–	8
Indiana	3,662	10	13	2	–	25
Kentucky (1)	1,556	2	10	1	–	13
Maine (1)	756	–	8	2	–	10
Massachusetts (1)	4,765	2	26	12	3	43
Montana (1)	276	–	2	–	–	2
Nevada	174	–	2	–	–	2
New Hampshire (1)	502	–	3	–	–	3
North Carolina (1)	1,939	–	16	2	–	18
Ohio (1)	2,029	5	9	2	–	16
Oregon (1)	205	–	2	–	–	2
Pennsylvania	103	–	1	–	–	1
Rhode Island (1)	187	–	2	–	–	2
Tennessee (1)	1,065	–	3	5	–	8
Texas	405	3	–	–	–	3
Utah	411	–	4	–	–	4
Vermont (1)	294	–	1	–	1	2
Virginia (1)	601	–	4	–	–	4
Washington (1)	656	–	7	–	–	7
Wisconsin (1)	1,922	–	11	1	–	12
Wyoming	371	–	4	–	–	4

Totals	27,483	27	159	39	4	229

(1)	These states have certificate of need regulations. See “– Governmental Regulation – Federal, State and Local Regulations.”
(2)	See “– Master Lease Agreements.”

Nursing Center Division Management and Operations

Each of our nursing and rehabilitation centers is managed by a state-licensed executive director who is supported by other professional personnel, including a director of nursing, nursing assistants, licensed practical nurses, staff development coordinator, activities director, social services director, clinical liaisons, admissions coordinator and business office manager. The directors of nursing are state-licensed nurses who supervise our nursing staffs that include registered nurses, licensed practical nurses and nursing assistants. Staff size and composition vary depending on the size and occupancy of each nursing and rehabilitation center, the types of services provided and the acuity level of the patients and residents. The nursing and rehabilitation centers contract with physicians who provide medical director services and serve on performance improvement committees. We provide our nursing and rehabilitation centers with centralized administrative services in the areas of information systems, reimbursement guidance, state licensing and Medicare and Medicaid certification and maintenance support, as well as legal, finance, accounting, purchasing, human resources management and facilities management support. The centralization of these services improves operating efficiencies, promotes the standardization of certain processes and permits our healthcare staff to focus on the delivery of quality care.

Our nursing center division is managed by a division president and a chief financial officer. Our nursing center operations are divided into two geographic regions, each of which is headed by an operational executive vice president. These two operational executive vice presidents report to the division president. The clinical issues and quality concerns of the nursing center division are overseen by the division’s chief medical officer with assistance from our regional and district teams. The sales and marketing efforts for the division are led by district and regional sales leaders, who in turn report to our senior vice president of enterprise sales.

Quality Assessment and Improvement

Quality of care is monitored and enhanced by our clinical operations personnel, as well as our performance improvement committees and family satisfaction surveys. Our performance improvement committees oversee resident healthcare needs and resident and staff safety. Additionally, physician medical directors serve on these committees and advise on healthcare policies and procedures. Regional and district nursing professionals visit our nursing and rehabilitation centers periodically to review practices and recommend improvements where necessary in the level of care provided and to ensure compliance with requirements under applicable Medicare and Medicaid regulations. Surveys of residents’ families are conducted on a regular basis and provide an opportunity for families to rate various aspects of our service and the physical condition of our nursing and rehabilitation centers. These surveys are reviewed by performance improvement committees at each nursing and rehabilitation center to promote and improve resident care.

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

REHABILITATION DIVISION

Our rehabilitation division provides rehabilitation services, including physical and occupational therapies and speech pathology services, to residents and patients of nursing centers, acute and LTAC hospitals, outpatient clinics, home health agencies, assisted living facilities, school districts and hospice providers under the name “RehabCare.” We are organized into two reportable operating segments: skilled nursing rehabilitation services and hospital rehabilitation services. Our SRS operations provide contract therapy services primarily to freestanding skilled nursing centers. As of December 31, 2012, our SRS segment provided rehabilitative services to 1,726 nursing centers in 44 states. Our HRS operations provide program management and therapy services on an inpatient basis in hospital-based inpatient rehabilitation units, LTAC hospitals, sub-acute (or skilled nursing) units, as well as on an outpatient basis to hospital-based and other satellite programs. As of December 31, 2012, our HRS segment operated 105 hospital-based inpatient rehabilitation units and provided rehabilitation services in 123 LTAC hospitals, 21 sub-acute (or skilled nursing) units, and 119 outpatient clinics.

SRS Operations

Our SRS operations involve therapy management services provided primarily to freestanding skilled nursing centers allowing our customers to fulfill their continuing need for therapists on a full-time or part-time basis without the need to hire and retain full-time staff. As of December 31, 2012, SRS managed 1,726 contract therapy programs. We are the largest contract therapy company in the United States based upon fiscal 2012 revenues of approximately $1.0 billion.

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

SRS recruits and retains qualified professionals with the clinical expertise to provide quality patient care and measurable rehabilitation outcomes. Our rehabilitation division also provides regulatory guidance and compliance support that benefits our customers and their residents and patients.

HRS Operations

Our HRS operations provide program management and therapy services on an inpatient basis in hospital-based inpatient rehabilitation units, LTAC hospitals, sub-acute (or skilled nursing) units, as well as on an outpatient basis to hospital-based and other satellite programs.

Hospital-based inpatient rehabilitation units.    We are a leading operator of hospital-based inpatient rehabilitation units on a contract basis. As of December 31, 2012, we managed or operated 105 hospital-based inpatient rehabilitation units. The hospital-based inpatient rehabilitation units we operate provide high acuity rehabilitation for patients recovering from strokes, orthopedic conditions and head injuries. We establish hospital-based inpatient rehabilitation units in acute care hospitals that have vacant space and unmet rehabilitation needs in their markets. We also work with acute care hospitals that currently operate hospital-based inpatient rehabilitation units to improve the delivery of clinical services to patients by implementing our scheduling, clinical protocol and outcome systems, as well as time management training for existing staff. In the case of acute care hospitals that do not operate hospital-based inpatient rehabilitation units, we review their historical and existing hospital population, as well as the demographics of the geographic region, to determine the optimal size of the proposed hospital-based inpatient rehabilitation units and the potential of the new facility under our management to attract patients and generate revenues sufficient to cover anticipated expenses. Our relationships with these hospitals are customarily in the form of contracts for management services which typically have a term of three to five years.

A hospital-based acute rehabilitation unit within a hospital affords the hospital the ability to offer rehabilitation services to patients who might otherwise be discharged to a setting outside the acute care hospital, thus improving the hospital’s ability to provide a full continuum of care and consistency in clinical services and outcomes. A hospital-based acute rehabilitation unit within a hospital typically consists of 20 beds and is staffed with a program director, a rehabilitation physician or medical director, and clinical staff, which may include a psychologist, physical and occupational therapists, a speech/language pathologist, a social worker, a case manager and other appropriate support personnel.

LTAC hospitals.    We also provide rehabilitation and program management services, including physical and occupational therapies and speech pathology services, to LTAC hospitals. We provide specialized care programs that support patients with complex medical needs, such as wound care, pain management and cognitive deficits, in addition to programs for neurologic, orthopedic, cardiac and pulmonary recovery. As of December 31, 2012, we operated therapy programs in 123 LTAC hospitals. We also provide LTAC hospitals with clinical education and programming supported by our clinical experts in an effort to ensure that clinical practices support the provision of quality rehabilitation services in accordance with applicable standards of care.

Sub-acute units.    As of December 31, 2012, we managed therapy programs in 21 sub-acute (or skilled nursing) units. These hospital-based units provide lower intensity rehabilitation for medically complex patients. Patients’ diagnoses typically require long-term care and cover approximately 60 clinical conditions, including stroke, post-surgical conditions, pulmonary disease, cancer, congestive heart failure, burns and wounds. These sub-acute units enable patients to remain in a hospital setting where emergency medical needs can be met quickly as opposed to being sent to a freestanding skilled nursing facility. These types of units are typically located within the acute care hospital and are separately licensed or under the hospital’s license as permitted by applicable laws. The hospital benefits by retaining patients who otherwise would be discharged to another setting and by utilizing idle space.

Outpatient therapy programs.    We also manage or operate outpatient therapy programs that provide therapy services to patients with a variety of orthopedic and neurological conditions that may be related to work or sports injuries. As of December 31, 2012, we managed or operated 119 hospital-based and satellite outpatient therapy programs. An outpatient therapy program complements the hospital’s occupational medicine initiatives and allows therapy to be continued for patients discharged from inpatient rehabilitation facilities and medical/surgical beds. An outpatient therapy program also attracts patients into the hospital and is operated either on the hospital’s campus or in satellite locations controlled by the hospital.

We believe our management of outpatient therapy programs enables the efficient delivery of therapy services through our scheduling, clinical protocol and outcome systems, as well as through time management training for our therapy personnel. We also provide our customers with guidance on compliance and quality assurance objectives.

Selected Rehabilitation Division Operating Data

The following table sets forth certain operating and financial data for the rehabilitation division (dollars in thousands, except statistics):

	Year ended December 31,
	2012	2011	2010
SRS:
Revenues	$1,010,101	$775,158	$403,755
Operating income	$80,663	$65,916	$33,703
Revenue mix %:
Company-operated	22	30	56
Non-affiliated	78	70	44

Sites of service (at end of period)	1,726	1,774	635
Revenue per site	$584,468	$592,848	$686,480

Therapist productivity %	80.4	80.4	82.0
Assets at end of period	$335,197	$425,499	$55,781
Routine capital expenditures	$2,274	$1,700	$2,356

	Year ended December 31,
	2012	2011	2010
HRS:
Revenues	$293,532	$200,824	$83,678
Operating income	$69,745	$43,731	$18,969
Revenue mix %:
Company-operated	38	42	94
Non-affiliated	62	58	6
Sites of service (at end of period):
Inpatient rehabilitation units	105	102	1
LTAC hospitals	123	115	91
Sub-acute units	21	25	7
Outpatient units	119	115	12
Other	5	8	4

	373	365	115

Revenue per site	$799,454	$783,412	$777,690
Assets at end of period	$340,668	$347,491	$798
Routine capital expenditures	$348	$238	$293
Annualized employee turnover % (SRS and HRS combined)	16.9	16.5	14.4

“Therapist productivity %” is computed by dividing labor minutes related to patient care by total labor minutes for the period.

Sources of Rehabilitation Division Revenues

Our rehabilitation division receives payment for the rehabilitation and program management services it provides to residents, patients and customers. The basis for payment varies depending upon the type of service provided. Customers in the SRS segment generally pay on the basis of a negotiated patient per diem rate or a negotiated fee schedule based upon the type of service rendered. In the HRS segment, our hospital-based acute rehabilitation unit customers generally pay us on the basis of a negotiated fee per discharge. Our LTAC hospital customers pay based upon a negotiated per patient day rate. Our sub-acute rehabilitation customers pay based upon a flat monthly fee or a negotiated fee per patient day. Our outpatient therapy clients typically pay on the basis of a negotiated fee per unit of service. For the year ended December 31, 2012, revenues of the SRS segment totaled approximately $1.0 billion or 15% of our total revenues (before eliminations). For the year ended December 31, 2012, revenues of the HRS segment totaled approximately $294 million or 5% of our total revenues (before eliminations). Approximately 26% of our rehabilitation division revenues (before eliminations) in 2012 were generated from services provided to hospitals and nursing and rehabilitation centers operated by us.

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

Geographic Coverage

The following table lists by state the number of SRS contracts we serviced as of December 31, 2012:

State	Company- operated	Non-affiliated	Total
Alabama	3	6	9
Arizona	4	5	9
Arkansas	–	5	5
California	21	40	61
Colorado	4	35	39
Connecticut	5	8	13
Delaware	–	1	1
Florida	–	44	44
Georgia	4	18	22
Idaho	8	2	10
Illinois	–	216	216
Indiana	25	28	53
Iowa	–	28	28
Kansas	–	59	59
Kentucky	13	32	45
Maine	8	24	32
Maryland	–	40	40
Massachusetts	42	33	75
Michigan	–	29	29
Minnesota	–	58	58
Missouri	–	243	243
Montana	2	4	6
Nebraska	–	3	3
Nevada	2	2	4
New Hampshire	3	2	5
New Jersey	–	4	4
New Mexico	–	14	14
New York	–	22	22
North Carolina	18	54	72
North Dakota	–	4	4
Ohio	14	49	63

State	Company- operated	Non-affiliated	Total
Oklahoma	–	25	25
Oregon	2	3	5
Pennsylvania	1	66	67
Rhode Island	2	2	4
South Carolina	–	5	5
Tennessee	8	32	40
Texas	3	155	158
Utah	4	–	4
Vermont	2	3	5
Virginia	4	39	43
Washington	7	12	19
Wisconsin	12	47	59
Wyoming	4	–	4

Totals	225	1,501	1,726

The following table lists by state the number of HRS contracts we serviced as of December 31, 2012:

State	Hospital- based inpatient rehab units	LTAC hospitals	Sub-acute units	Outpatient units	Other	Total
Arizona	–	3	1	–	–	4
Arkansas	7	–	1	6	–	14
California	10	16	1	1	–	28
Colorado	–	2	–	–	–	2
Delaware	1	–	–	–	–	1
Florida	–	10	–	5	–	15
Georgia	3	1	2	–	–	6
Illinois	7	6	–	4	1	18
Indiana	11	6	1	4	–	22
Iowa	4	–	–	2	–	6
Kansas	4	–	–	3	–	7
Kentucky	–	2	1	–	–	3
Louisiana	5	3	–	3	–	11
Massachusetts	1	6	1	3	2	13
Michigan	7	2	–	8	–	17
Minnesota	3	–	–	–	–	3
Mississippi	3	–	–	–	–	3
Missouri	6	4	–	5	–	15
Nevada	–	3	–	1	–	4
New Jersey	–	2	1	8	–	11
New Mexico	–	1	–	–	–	1
New York	–	–	–	10	–	10
North Carolina	–	1	1	–	–	2
North Dakota	1	2	–	–	–	3
Ohio	6	8	1	13	–	28
Oklahoma	5	3	2	1	–	11
Pennsylvania	7	8	3	4	–	22
Puerto Rico	1	–	–	–	–	1

State	Hospital- based inpatient rehab units	LTAC hospitals	Sub-acute units	Outpatient units	Other	Total
Rhode Island	1	–	–	2	–	3
South Carolina	1	1	1	–	–	3
Tennessee	2	1	–	–	–	3
Texas	5	28	1	14	2	50
Virginia	1	1	–	21	–	23
Washington	1	2	2	1	–	6
Wisconsin	1	1	–	–	–	2
Wyoming	1	–	1	–	–	2

Totals	105	123	21	119	5	373

Sales and Marketing

The rehabilitation division’s sales and marketing efforts are tailored to each of its operating segments. SRS primarily focuses on the outsourcing needs of freestanding skilled nursing facilities, while HRS focuses on the provision of therapy services to IRFs and therapy program management for hospitals. Both SRS and HRS emphasize the broad range of rehabilitation programs, clinical expertise, and competitive pricing that we provide. SRS’s new business efforts are led by a divisional vice president of business development and nine directors of business development in geographically defined regions. HRS’s new business efforts are led by a divisional vice president of business development and two vice presidents of business development in geographically defined regions.

Rehabilitation Division Management and Operations

A division president and a chief financial officer manage our rehabilitation division. Our operations are divided between the SRS and HRS lines of business. The SRS segment is divided into two geographic areas lead by senior vice presidents who report to the division senior vice president. These senior vice presidents have five to six regional vice presidents reporting to them. The HRS segment is lead by a senior vice president who reports to the division president. The HRS segment is divided into two geographic areas lead by division vice presidents. These areas are further divided into six geographic regions lead by regional vice presidents. In both the SRS and HRS segments, area directors of operations report to the regional vice presidents. Each area director of operations is responsible for the overall management of 15 to 20 on-site program directors. Each of our rehabilitation customers has an on-site program director responsible for managing the therapy operations at such facility. A senior vice president of clinical operations manages the clinical education of our therapists and our quality care initiatives.

We provide our program staff with centralized administrative services in the areas of information systems, reimbursement guidance, professional licensing support, as well as legal, finance, accounting, purchasing, recruiting and human resources management support. The centralization of these services improves operating efficiencies, promotes the standardization of certain processes and permits program staff to focus on the delivery of quality, medically necessary rehabilitation services.

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

HOME HEALTH AND HOSPICE DIVISION

Our home health and hospice division provides home health, hospice and private duty services to patients in a variety of settings, including homes, skilled nursing facilities and other residential settings. As of December 31, 2012, our home health and hospice division operated 101 locations in ten states, employing approximately 4,300 care givers to serve the needs of over 8,700 patients on a daily basis. The home health and hospice division generated revenues of approximately $143 million in 2012 or 2% of our total revenues (before eliminations).

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

Our hospice operations provide a family-oriented model of care designed to meet the spiritual, emotional and physical needs of terminally ill patients and their families. Hospice services are provided in the home or in other settings such as nursing centers, assisted living facilities and hospitals. Working in conjunction with a patient’s attending physician, our hospice team of professionals develops a plan of care designed to support the patient’s individual needs, which may include pain and symptom management, emotional and spiritual counseling, homemaking and dietary services.

Our private duty services include personal care (bathing and grooming), meal preparation, light housekeeping, respite care and transportation.

Selected Home Health and Hospice Division Operating Data

The following table sets forth certain operating and financial data for the home health and hospice division (dollars in thousands, except statistics):

	Year ended December 31,
	2012	2011	2010
Revenues	$143,340	$60,736	$17,522
Operating income (loss)	$13,708	$3,103	$(66)
Locations (at end of period)	101	51	15
Annualized employee %	29.5	32.4	36.4
Assets at end of period	$202,156	$104,374	$31,274
Capital expenditures:
Routine	$1,616	$164	$66
Development	–	1,167	–

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

The following table sets forth the approximate percentages of home health and hospice division revenues derived from the payor sources indicated:

Year ended December 31,	Medicare	Medicaid	Private insurance	Private pay
2012	67%	9%	3%	21%
2011	69	9	6	16
2010	88	7	2	3

For more information regarding the reimbursement of our home health and hospice division, see “– Governmental Regulation – Home Health and Hospice Division – Overview of Home Health and Hospice Division Reimbursement.”

Home Health and Hospice Division Management and Operations

The home health and hospice division is headed by a senior vice president, overseeing a vice president for each of the three regions of the home health and hospice division. In addition, the home health and hospice division has division level compliance, clinical services, finance, operations and human resources executives. The sales and marketing efforts for the home health and hospice division are led by three divisional vice presidents, who in turn report to our senior vice president of enterprise sales.

We provide our home health and hospice operations centralized administrative support in the areas of information systems, reimbursement guidance, licensing support as well as legal, finance, accounting, purchasing and human resources management. The centralization of these services improves operating efficiencies, promotes standardization of processes and enables our healthcare professionals to focus on delivering quality care to our patients.

Home Health and Hospice Division Competition

Our home health and hospice division operates in a highly competitive and significantly fragmented industry. Our competitors include relatively large facility-based providers such as hospitals, nursing centers, and rehabilitation facilities, both for profit and non-profit, and smaller independent local operators. There often are no significant barriers to entry in many of the markets in which our home health and hospice division operates and new providers of home health and/or hospice services may enter into our current and future markets. Many of our competitors may have greater financial and other resources than we do.

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

We could be affected adversely by the continuing efforts of governmental and private third party payors to contain healthcare costs. We cannot assure you that reimbursement payments under governmental and private third party payor programs, including Medicare supplemental insurance policies, will remain at levels comparable to present levels or will be sufficient to cover the costs allocable to patients eligible for reimbursement pursuant to these programs. Medicare reimbursement in LTAC hospitals, IRFs and nursing centers is subject to fixed payments under the Medicare prospective payment systems. In accordance with Medicare laws, the Centers for Medicare and Medicaid Services (“CMS”) makes annual adjustments to Medicare payment rates in many prospective payment systems under what is commonly known as a “market basket update.” Each year, the Medicare Payment Advisory Commission, a commission chartered by Congress to advise it on Medicare payment issues (“MedPAC”), makes payment policy recommendations to Congress for a variety of Medicare payment systems. Congress is not obligated to adopt MedPAC recommendations, and, based upon outcomes in previous years, there can be no assurance that Congress will adopt MedPAC’s recommendations in a given year. Medicaid reimbursement rates in many states in which we operate nursing and rehabilitation centers also are based upon fixed payment systems. Generally, these rates are adjusted annually for inflation. However, these adjustments may not reflect the actual increase in the costs of providing healthcare services. In addition, Medicaid reimbursement can be impacted negatively by state budgetary pressures, which may lead to reduced reimbursement or delays in receiving payments. Moreover, we cannot assure you that the facilities operated by us, or the provision of goods and services offered by us, will meet the requirements for participation in such programs.

Recent Regulatory Changes

The Patient Protection and Affordable Care Act and the Healthcare Education and Reconciliation Act

Various healthcare reform provisions became law upon enactment of the Patient Protection and Affordable Care Act (enacted on March 23, 2010) and the Healthcare Education and Reconciliation Act (enacted on March 30, 2010) (collectively, the “ACA”). The reforms contained in the ACA have affected each of our businesses in some manner and are directed in large part at increased quality and cost reductions. Several of the reforms are very significant and could ultimately change the nature of our services, the methods of payment for our services and the underlying regulatory environment. These reforms include the possible modifications to the conditions of qualification for payment, bundling of payments to cover both acute and post-acute care and the imposition of enrollment limitations on new providers.

The ACA also provides for: (1) reductions to the annual market basket payment updates for LTAC hospitals, IRFs, home health agencies and hospice providers which could result in lower reimbursement than in the preceding year; (2) additional annual “productivity adjustment” reductions to the annual market basket payment update as determined by CMS for LTAC hospitals, IRFs, and nursing and rehabilitation centers (beginning in federal fiscal year 2012), home health agencies (beginning in federal fiscal year 2015) and hospice providers (beginning in federal fiscal year 2013); (3) new transparency, reporting and certification requirements for skilled nursing facilities, including disclosures regarding organizational structure, officers, directors, trustees, managing employees and financial, clinical and other related data; (4) a quality reporting system for hospitals (including LTAC hospitals and IRFs) beginning in federal fiscal year 2014; and (5) reductions in Medicare payments to hospitals (including LTAC hospitals and IRFs) beginning in federal fiscal year 2014 for failure to meet certain quality reporting standards or to comply with standards in new value based purchasing demonstration project programs.

The healthcare reforms and changes resulting from the ACA, as well as other similar healthcare reforms, could have a material adverse effect on our business, financial position, results of operations and liquidity.

The Budget Control Act of 2011 and the American Taxpayer Relief Act of 2012

The Budget Control Act of 2011, enacted on August 2, 2011, increased the United States debt ceiling in connection with deficit reductions over the next ten years. Under the Budget Control Act of 2011, $1.2 trillion in domestic and defense spending reductions were automatically set to begin February 1, 2013, split evenly between domestic and defense spending. Payments to Medicare providers are subject to these automatic spending reductions, subject to a 2% cap. As discussed below, the American Taxpayer Relief Act of 2012 (the “Taxpayer Relief Act”) subsequently delayed by two months the automatic budget sequestration cuts established by the Budget Control Act of 2011. At this time, we believe that the automatic 2% reduction on each claim submitted to Medicare will begin on April 1, 2013. Reductions to Medicare and Medicaid reimbursement resulting from the Budget Control Act of 2011 could have a material adverse effect on the Company’s business, financial position, results of operations and liquidity.

The Taxpayer Relief Act was enacted on January 2, 2013. As noted above, this Act delayed by two months the automatic budget sequestration cuts established by the Budget Control Act of 2011. The Taxpayer Relief Act also: (1) reduces Medicare payments by 50% for subsequent procedures when multiple therapy services are provided on the same day; (2) extends the Medicare Part B outpatient therapy cap exception process to December 31, 2013; (3) suspends until December 31, 2013 the sustainable growth rate adjustment (“SGR”) reduction applicable to the Medicare Physician Fee Schedule (“MPFS”) for certain services provided under Medicare Part B; (4) increases the statute of limitations to recover Medicare overpayments from three years to five years; and (5) creates a new federal Commission on Long-Term Care that has six months in which to provide recommendations on the establishment, implementation and financing of a comprehensive, coordinated and high-quality system that ensures the availability of long-term care services. We believe that the new rules related to multiple therapy services will reduce the Company’s Medicare revenues by $25 million to $30 million on an annual basis.

Congress, MedPAC, and CMS will continue to address reimbursement rates for a variety of healthcare settings. We cannot predict the adjustments to Medicare payment rates that Congress or CMS may make in the future. Any downward adjustment to rates for the types of services we provide could have a material adverse effect on our business, financial position, results of operations and liquidity.

Congress continues to discuss additional deficit reduction measures, leading to a high degree of uncertainty regarding potential reforms to governmental healthcare programs, including Medicare and Medicaid. These discussions, along with other continuing efforts to reform governmental healthcare programs, could result in major changes in healthcare delivery and reimbursement systems on a national and state level, including changes directly impacting the government and private reimbursement systems for each of our businesses. Healthcare reform, future healthcare legislation or other changes in the administration or interpretation of governmental healthcare programs, whether resulting from deficit reduction measures or otherwise, could have a material adverse effect on our business, financial position, results of operations and liquidity.

See “Item 1A – Risk Factors – Risk Factors Relating to Reimbursement and Regulation of Our Business –Changes in the reimbursement rates or methods or timing of payment from third party payors, including the Medicare and Medicaid programs, or the implementation of other measures to reduce reimbursement for our services and products could result in a substantial reduction in our revenues and operating margins.”

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

In the ordinary course of our business, we are subject regularly to inquiries, investigations and audits by federal and state agencies that oversee applicable healthcare program participation and payment regulations. Audits may include enhanced medical necessity review of hospital cases pursuant to the Medicare, Medicaid and SCHIP Extension Act of 2007 (the “SCHIP Extension Act”) and audits under the CMS Recovery Audit Contractor (“RAC”) program.

We believe that the regulatory environment surrounding most segments of the healthcare industry remains intense. Federal and state governments continue to impose intensive enforcement policies resulting in a significant number of inspections, citations of regulatory deficiencies and other regulatory penalties, including demands for refund of overpayments, terminations from the Medicare and Medicaid programs, bars on Medicare and Medicaid payments for new admissions and civil monetary penalties. These enforcement policies, along with the costs incurred to respond to and defend reviews, audits and investigations, could have a material adverse effect on our business, financial position, results of operations and liquidity. We vigorously contest such penalties where appropriate; however, these cases can involve significant legal and other expenses and consume our resources.

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

In addition to the penalties described above, violation of any of these laws may subject us to exclusion from participation in any federal or state healthcare program. These fraud and abuse laws and regulations are complex, and we do not always have the benefit of significant regulatory or judicial interpretation of these laws and regulations. While we do not believe we are in violation of these prohibitions, we cannot assure you that governmental officials charged with the responsibility for enforcing the provisions of these prohibitions will not assert that we are in violation of the provisions of such laws and regulations.

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

The International Classification of Diseases (“ICD”) is a classification system for diseases and signs, symptoms, abnormal findings, complaints, social circumstances and external causes of injury or diseases, promulgated by the World Health Organization. The Secretary of the U.S. Department of Health and Human Services (“HHS”) initially mandated that healthcare payors and providers and their vendors must convert from the current ICD-9 coding system to the materially different ICD-10 coding system by October 1, 2013. HHS subsequently announced its intent to delay the conversion date, but has not yet determined the new date by which conversion to ICD-10 must be completed. ICD-10 is the first major change in diagnosis and procedure coding in three decades.

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

The HIPAA privacy regulations apply to “protected health information,” which is defined generally as individually identifiable health information transmitted or maintained in any form or medium, excluding certain types of records such as education records. The privacy regulations seek to limit the use and disclosure of most paper and oral communications, as well as those in electronic form, regarding an individual’s past, present or future physical or mental health or condition, or relating to the provision of healthcare to the individual or payment for that healthcare, if the individual can or may be identified by such information. HIPAA provides for the imposition of civil and/or criminal penalties if protected health information is improperly used or disclosed.

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

The Health Information Technology for Economic and Clinical Health Act, commonly known as the “HITECH Act,” was passed in 2009 and instituted new HIPAA requirements regarding providing individuals with notification of breaches of their unsecured protected health information and reporting to the media of violations involving more than 500 individuals in a single jurisdiction, as well as immediate reporting to HHS of any violation involving 500 individuals or more for publication on the HHS website. The HITECH Act also imposed new requirements on HIPAA business associates and strengthened HIPAA enforcement provisions, including civil monetary penalty amounts. On January 25, 2013, HHS published a final omnibus regulation implementing the changes under the HITECH Act. The compliance date for most of the provisions in the final regulation is September 23, 2013.

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

Hospital division

General regulations.    The hospital division is subject to various federal and state regulations. In order to receive Medicare reimbursement, each hospital must meet the applicable conditions of participation set forth by HHS relating to the type of hospital, its equipment, personnel and standard of medical care, as well as comply with state and local laws and regulations. We have developed a management system to facilitate our compliance with these various standards and requirements. Among other things, each hospital employs a person who is responsible for leading an ongoing quality assessment and improvement program. Hospitals undergo periodic on-site Medicare certification surveys, which generally are limited in frequency if the hospital is accredited by the Joint Commission or the AOA, national organizations that establish standards relating to the physical plant, administration, quality of patient care and operation of medical staffs of hospitals. As of December 31, 2012, 116 hospitals operated by the hospital division were certified as Medicare LTAC providers and six hospitals were certified as an IRF provider. In addition, 107 of our hospitals also were certified by their respective state Medicaid programs. Loss of certification could adversely affect a hospital’s ability to receive payments from the Medicare and Medicaid programs.

As noted above, the hospital division also is subject to federal and state laws that govern financial and other arrangements between healthcare providers. These laws prohibit, among other things, certain direct and indirect payments for the referral of patients, certain referrals by physicians if they or their immediate family members have a financial relationship with the hospital, or fee-splitting arrangements between healthcare providers that are designed to induce or encourage the referral of patients to, or the recommendation of, a particular provider for medical products and services. Such laws include the Anti-Kickback Statute, the Stark Law and the FCA. In addition, some states restrict certain business relationships between physicians and ancillary service providers and some states prohibit business corporations from providing, or holding themselves out as a provider of, medical care. Possible sanctions for violation of any of these restrictions or prohibitions include loss of licensure or eligibility to participate in reimbursement programs, as well as civil and criminal penalties. These laws vary considerably from state to state.

Ten of our TC hospitals are owned in part by physician investors. Under amendments to the Stark Law passed in the ACA, the percentage of physician ownership in a hospital to which the physician investors refer Medicare or Medicaid patients may not increase and these hospitals may not expand their bed capacity or number of operating rooms or procedure rooms except for certain hospitals that meet stated requirements and receive permission from CMS to expand under regulations that have not yet been published.

Accreditation by the Joint Commission or the AOA.    Hospitals may receive accreditation from the Joint Commission or the AOA. With respect to accreditation by the Joint Commission, hospitals and certain other healthcare facilities are generally required to have been in operation at least four months in order to be eligible. After conducting on-site surveys, the Joint Commission awards accreditation for up to three years to hospitals found to be in substantial compliance with Joint Commission standards. Accredited hospitals also are periodically resurveyed, at the option of the Joint Commission, upon a major change in facilities or organization and after merger or consolidation. With respect to the AOA, the accreditation process includes an in-depth review of both open and closed patient records, as well as on-site surveys, including direct observation of the care being provided. As of December 31, 2012, all of the TC hospitals and IRFs operated by the hospital division were accredited by either the Joint Commission or the AOA or were in the process of seeking accreditation. The hospital division intends to seek and obtain Joint Commission or AOA accreditation for any additional hospitals it may operate in the future.

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

Medicare reimbursement of LTAC hospitals – Since October 2002, the Medicare payment system for LTAC hospitals has been based upon the Long-Term Acute Care Prospective Payment System (“LTAC PPS”), a prospective payment system specifically for LTAC hospitals. LTAC PPS maintains long-term acute care hospitals as a distinct provider type, separate from short-term acute care hospitals. Only providers certified as LTAC hospitals may be paid under this system. All of our TC hospitals are certified as LTAC hospitals. To maintain certification under LTAC PPS, the average length of stay of Medicare patients must be greater than 25 days. Medicare Advantage patients are included with Medicare fee-for-service patients in order to determine compliance with the 25 day average length of stay requirement.

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

The Long-Term Care Hospital Improvement Act of 2011 was introduced into the United States Senate (the “LTAC Legislation”) during a prior Congressional session. The LTAC Legislation would have implemented new patient and facility criteria for LTAC hospitals. The LTAC Legislation provided for patient criteria to ensure that LTAC hospital patients are physician screened for appropriateness prior to admission and throughout their stay. In addition, facility criteria would have established common requirements for the programmatic, personnel and clinical operations of a LTAC hospital. The LTAC Legislation further provided that at least 70% of patients must be medically complex in order for a hospital to maintain its Medicare certification as a LTAC hospital. While the LTAC Legislation was not enacted during a prior Congressional session, nor has it been reintroduced during the current session of Congress, we believe that similar legislation establishing patient and facility criteria for LTAC hospitals could be introduced in the future. However, there can be no assurances that the LTAC Legislation or any other legislation establishing patient and facility criteria for LTAC hospitals will be enacted in the future.

On August 1, 2007, CMS issued final regulations regarding Medicare hospital inpatient payments to short-term acute care hospitals, as well as certain provisions affecting LTAC hospitals. These regulations adopted a new system for LTAC hospitals for classifying patients into diagnostic categories called Medicare Severity

Diagnosis Related Groups or more specifically, for LTAC hospitals, “MS-LTC-DRGs.” LTAC PPS is based upon discharged-based MS-LTC-DRGs similar to the system used to pay short-term acute care hospitals.

While the clinical system which groups procedures and diagnoses is identical to the prospective payment system for short-term acute care hospitals, LTAC PPS utilizes different rates and formulas. Three types of payments are used in this system: (1) short-stay outlier payment, which provides for patients whose length of stay is less than 5/6th of the geometric mean length of stay for that MS-LTC-DRG, based upon a lesser of methodology, of which the first three of four calculations are (a) a per diem based upon the average payment for that MS-LTC-DRG, (b) the estimated costs, or (c) the full MS-LTC-DRG payment. If the length of stay is less than an IPPS-comparable threshold for that MS-LTC-DRG, then the fourth payment calculation is an amount comparable to an IPPS per diem for that same DRG, capped at the full IPPS DRG amount. If the length of stay is above the IPPS-comparable threshold but below the 5/6th geometric length of stay for that MS-LTC-DRG, then the fourth payment calculation is a blend of an amount comparable to what would otherwise be paid under IPPS computed as a per diem, capped at the full IPPS MS-DRG comparable payment amount and a per diem based upon the average payment for that MS-LTC-DRG under LTAC PPS; (2) MS-LTC-DRG fixed payment, which provides a single payment for all patients with a given MS-LTC-DRG, regardless of length of stay, cost of care or place of discharge; and (3) high cost outlier payment which provides a partial coverage of costs for patients whose cost of care far exceeds the MS-LTC-DRG reimbursement. For patients in the high cost outlier category, Medicare will reimburse 80% of the costs incurred above a threshold, defined as the MS-LTC-DRG reimbursement plus a fixed loss amount per discharge.

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

The LTAC PPS system is subject to significant change. Slight variations in patient acuity or length of stay could significantly change Medicare revenues generated under LTAC PPS. In addition, our TC hospitals may not be able to appropriately adjust their operating costs to changes in patient acuity and length of stay or to changes in reimbursement rates. In addition, we cannot assure you that LTAC PPS will not have a material adverse effect on revenues from commercial third party payors. Various factors, including a reduction in average length of stay, have negatively impacted revenues from commercial third party payors in recent years.

CMS has regulations governing payments to a LTAC hospital that is co-located within a host hospital (“HIH”). At December 31, 2012, we operated 25 HIHs with 943 licensed beds. The rules generally limit Medicare payments to the HIH if the Medicare admissions to the HIH from its co-located hospital exceed 25% of the total Medicare discharges for the HIH’s cost reporting period, known as the “25 Percent Rule.” There are limited exceptions for admissions from rural, urban single and MSA Dominant (as defined below) hospitals. Admissions that exceed this “25 Percent Rule” are paid using IPPS. Patients transferred after they have reached the short-term acute care outlier payment status are not counted toward the admission threshold. Patients admitted prior to meeting the admission threshold, as well as Medicare patients admitted from a non co-located hospital, are eligible for the full payment under LTAC PPS. If the HIH’s admissions from the co-located hospital exceed the limit in a cost reporting period, Medicare will pay the lesser of: (1) the amount payable under LTAC PPS; or (2) the amount payable under IPPS.

On May 1, 2007, CMS issued regulatory changes regarding Medicare reimbursement for LTAC hospitals (the “2007 Final Rule”) which expanded the policy known as the “25 Percent Rule” to all LTAC hospitals, regardless of whether they are co-located with another hospital. Under the 2007 Final Rule, all LTAC hospitals were to be paid LTAC PPS rates for admissions from a single referral source up to 25% of aggregate Medicare admissions. Patients reaching high cost outlier status in the short-term hospital were not to be counted when computing the 25% limit. Admissions beyond the 25% threshold were to be paid at a lower amount based upon IPPS rates. However, as set forth below, the SCHIP Extension Act initially placed a three-year moratorium on the expansion of the “25 Percent Rule” to freestanding hospitals that was further extended by ACA and later by the 2012 CMS Rule (as defined below).

On December 29, 2007, the SCHIP Extension Act became law. This legislation provided for, among other things: (1) a mandated study by the Secretary of HHS on the establishment of LTAC hospital certification criteria; (2) enhanced medical necessity review of LTAC hospital cases; (3) a three-year moratorium on the establishment of a LTAC hospital or satellite facility, subject to exceptions for facilities under development; (4) a three-year moratorium on an increase in the number of licensed beds at a LTAC hospital or satellite facility, subject to exceptions for states where there is only one other LTAC hospital and upon request following the closure or decrease in the number of licensed beds at a LTAC hospital within the state; (5) a three-year moratorium on the application of a one-time budget neutrality adjustment to payment rates to LTAC hospitals under LTAC PPS; (6) a three-year moratorium on very short-stay outlier payment reductions to LTAC hospitals initially implemented on May 1, 2007; (7) a three-year moratorium on the application of the so-called “25 Percent Rule” to freestanding LTAC hospitals; (8) a three-year period during which LTAC hospitals that are co-located with another hospital may admit up to 50% of their patients from their co-located hospital and still be paid according to LTAC PPS; (9) a three-year period during which LTAC hospitals that are co-located with an urban single hospital or a hospital that generates more than 25% of the Medicare discharges in a metropolitan statistical area (“MSA Dominant hospital”) may admit up to 75% of their patients from such urban single hospital or MSA Dominant hospital and still be paid according to LTAC PPS; and (10) the elimination of the July 1, 2007 market basket increase in the standard federal payment rate of 0.71%, effective for discharges occurring on or after April 1, 2008.

The ACA extended the moratoriums on the establishment of new LTAC hospitals or satellites and bed increases at LTAC hospitals or satellites, the application of a one-time budget neutrality adjustment to rates, and the payment reductions due to the very short-stay outlier provisions from three years to five years. These moratoriums expired on December 29, 2012. As discussed below, the 2012 CMS Rule began a three-year phase-in of a 3.75% budget neutrality adjustment which will reduce LTAC hospital rates by 1.3% in 2013.

The ACA also extended the moratorium on the expansion of the “25 Percent Rule” to freestanding LTAC hospitals from three years to five years. Following the ACA, the moratorium on the expansion of the “25 Percent Rule” to freestanding LTAC hospitals was set to expire for cost reporting periods beginning on or after July 1, 2012. However, the 2012 CMS Rule further extended the moratorium to all freestanding LTAC hospitals with cost report periods beginning on or after October 1, 2012 and before October 1, 2013. This created a potential gap period but it will not affect any of our freestanding TC hospitals.

With respect to HIHs, the ACA extended to five years the period during which: (1) HIHs may admit up to 50% of their patients from their co-located hospitals and still be paid according to LTAC PPS; and (2) HIHs that are co-located with an urban single hospital or a MSA Dominant hospital may admit up to 75% of their patients from such urban single or MSA Dominant hospital and still be paid according to LTAC PPS. The 2012 CMS Rule further extended these periods to HIHs with cost report periods beginning on or after October 1, 2012 and before October 1, 2013.

Other recent Medicare rate changes

On July 30, 2010, CMS issued final regulations regarding Medicare reimbursement for LTAC hospitals for the fiscal year beginning October 1, 2010. Included in those final regulations is: (1) a market basket increase to the standard federal payment rate of 2.5%; (2) an offset of 2.5% applied to the standard federal payment rate to account for the effect of documentation and coding changes; (3) an offset of 0.5% applied to the standard federal payment rate as mandated by the ACA; (4) adjustments to area wage indexes; and (5) an increase in the high cost outlier threshold per discharge to $18,785. CMS indicated that all of these changes will result in a 0.5% increase to average Medicare payments to LTAC hospitals.

On August 1, 2011, CMS issued final regulations regarding Medicare reimbursement for LTAC hospitals for the fiscal year beginning October 1, 2011. Included in the final regulations is: (1) a market basket increase to the standard federal payment rate of 2.9%; (2) offsets to the standard federal payment rate mandated by the ACA of: (a) 1.0% to account for the effect of a productivity adjustment, and (b) 0.1% as required by statute; (3) a wage level budget neutrality factor of 0.99775 applied to the adjusted standard federal payment rate; (4) adjustments to area wage indexes; and (5) a decrease in the high cost outlier threshold per discharge to $17,931. CMS has projected the impact of these proposed changes will result in a 2.5% increase to average Medicare payments to LTAC hospitals. We believe that the impact of these proposed changes to LTAC PPS resulted in an approximate 0.7% increase in payments to our TC hospitals.

On August 1, 2012, CMS issued final rules (the “2012 CMS Rule”) which, among other things, will reduce Medicare reimbursement to our TC hospitals in 2013 and beyond by imposing a budget neutrality adjustment and modifying the short-stay outlier rules. Included in the 2012 CMS Rule is: (1) a market basket increase to the standard federal payment rate of 2.6%; (2) offsets to the standard federal payment rate mandated by the ACA of: (a) 0.7% to account for the effect of a productivity adjustment, and (b) 0.1% as required by statute; (3) a wage level budget neutrality factor of 0.999265 applied to the adjusted standard federal payment rate; (4) adjustments to area wage indexes; and (5) a decrease in the high cost outlier threshold per discharge to $15,408. Effective December 29, 2012, the 2012 CMS Rule (1) began a three-year phase-in of a 3.75% budget neutrality adjustment which will reduce LTAC hospital rates by 1.3% in 2013; and (2) restored a payment reduction that will limit payments for very short-stay outliers that will reduce our TC hospital payments by approximately 0.5%. The 2012 CMS Rule also (1) provides for a one-year extension of the existing moratorium on the “25 Percent Rule” pending the results of an ongoing research initiative to re-define the role of LTAC hospitals in the Medicare program, and (2) allows for the expiration of the current moratorium on the development or expansion of LTAC hospitals on December 29, 2012.

In aggregate, based upon its review of the 2012 CMS Rule, we expect that LTAC Medicare payment rates will decline slightly in 2013 compared to current rates. The 2012 CMS Rule does not include the impact of a 2% sequestration payment reduction mandated by Congress that is now expected to apply to each claim submitted to Medicare beginning April 1, 2013.

Beginning April 1, 2013, the Budget Control Act of 2011 (as amended by the Taxpayer Relief Act) will automatically reduce federal spending by approximately $1.2 trillion split evenly between domestic and defense spending. Payments to Medicare providers are subject to these automatic spending reductions, subject to a 2% cap. At this time, we believe that the automatic 2% reduction on each claim submitted to Medicare will begin on April 1, 2013. Reductions to Medicare and Medicaid reimbursement resulting from the Budget Control Act of 2011 could have a material adverse effect on our business, financial position, results of operations and liquidity.

The ACA requires a quality reporting system for LTAC hospitals beginning in federal fiscal year 2014 under which any market basket update would be reduced by 2% for any LTAC hospital that does not meet the quality reporting standards. The final regulations issued on August 1, 2011 include three quality reporting measures: (1) catheter-associated urinary tract infections; (2) central line associated blood stream infections; and (3) new or worsening pressure ulcers. CMS also listed 27 additional quality measures that it was considering for future adoption. CMS has indicated that data collection associated with these events began in October 2012.

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

The Job Creation Act of 2012 (the “Job Creation Act”) provides for reductions in reimbursement of Medicare bad debts at our hospitals and nursing and rehabilitation centers. For the hospitals, the current bad debt reimbursement rate of 70% for all bad debts will be lowered to 65% effective for cost reporting periods beginning on or after October 1, 2012.

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

Over the last several years, changes in regulations governing inpatient rehabilitation reimbursement have created challenges for IRF providers. Many of these changes have resulted in limitations on, and in some cases, reductions in, the levels of payments to IRFs. In 2004, CMS issued a final rule, known as the “75% Rule,” stipulating that to qualify as an IRF under the Medicare program a facility must show that a certain percentage of its patients are treated for at least one of a specified and limited list of medical conditions. Under the 75% Rule, any IRF that failed to meet its requirements would be subject to prospective reclassification as an acute care hospital, with lower acute care payment rates for rehabilitative services. The SCHIP Extension Act reduced the compliance threshold to 60% instead of 75% and allowed hospitals to continue using a patient’s secondary medical conditions, or “comorbidities,” to determine whether a patient qualifies for inpatient rehabilitative care under the rule.

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

On July 25, 2012, CMS issued final regulations regarding Medicare reimbursement for IRFs for the fiscal year beginning October 1, 2012. Included in these final regulations are: (1) a market basket increase to the standard payment conversion factor of 2.7%; (2) offsets to the standard payment conversion factor mandated by the ACA of: (a) 0.7% to account for the effect of a productivity adjustment, and (b) 0.1% as required by statute; (3) adjustments to area wage indexes; and (4) a decrease in the high cost outlier threshold per discharge to $10,466. CMS has projected the impact of these changes will result in a 2.1% increase to average Medicare payments to IRFs.

Beginning April 1, 2013, the Budget Control Act of 2011 (as amended by the Taxpayer Relief Act) will automatically reduce federal spending by approximately $1.2 trillion split evenly between domestic and defense spending. Payments to Medicare providers are subject to these automatic spending reductions, subject to a 2% cap. At this time, we believe that the automatic 2% reduction on each claim submitted to Medicare will begin on April 1, 2013. Reductions to Medicare and Medicaid reimbursement resulting from the Budget Control Act of 2011 could have a material adverse effect on our business, financial position, results of operations and liquidity.

Similar to LTAC hospitals, the ACA requires a quality reporting system for IRFs beginning in fiscal year 2014 in which any market basket update would be reduced by 2% for any IRF that does not meet quality reporting standards. The final regulations issued on July 29, 2011 include two quality reporting measures, catheter-associated urinary tract infections and pressure ulcers, and CMS indicated that it is still developing a 30-day comprehensive all risk standardized readmission measure that is expected to be standardized in the near future. CMS also listed 26 additional quality measures that it was considering for future adoption. CMS has indicated that data collection associated with these events began in October 2012.

The Job Creation Act provides for reductions in reimbursement of Medicare bad debts at our hospitals and nursing and rehabilitation centers. For the hospitals, the current bad debt reimbursement rate of 70% for all bad debts will be lowered to 65% effective for cost reporting periods beginning on or after October 1, 2012.

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

Non-government payments – The hospital division seeks to maximize the number of non-government payment patients admitted to its hospitals, including those covered under commercial insurance and managed care health plans. Non-government payment patients typically have financial resources (including insurance coverages) to pay for their services and do not rely on government programs for support. It is important to our business to establish relationships with commercial insurers, managed care health plans and other private payors and to maintain our reputation with such payors as a provider of quality patient care. We negotiate contracts with purchasers of group healthcare services, including private employers, commercial insurers and managed care companies. Some payor organizations attempt to obtain discounts from established charges. We focus on demonstrating to these payors how our services can provide them and their customers with the most viable pricing arrangements in circumstances where they may otherwise be faced with funding treatment at higher rates at other healthcare providers. The importance of obtaining contracts with commercial insurers, managed care health plans and other private payors varies among markets, depending on such factors as the number of commercial payors and their relative market strength. Failure to obtain contracts with certain commercial insurers and managed care health plans or reductions in the lengths of stay or payments for our services provided to individuals covered by commercial insurance could have a material adverse effect on our business, financial position, results of operations and liquidity.

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

As noted above, the nursing center division also is subject to federal and state laws that govern financial and other arrangements between healthcare providers. These laws prohibit, among other things, certain direct and indirect payments or fee-splitting arrangements between healthcare providers that are designed to induce or encourage the referral of patients to, or the recommendation of, a particular provider for medical products and services and prohibit referrals from physicians that have certain financial relationships with the provider. Such laws include the Anti-Kickback Statute, the Stark Law and the FCA. In addition, some states restrict certain business relationships between physicians and ancillary service providers and some states prohibit business corporations from providing, or holding themselves out as a provider of, medical care. Possible sanctions for violation of any of these restrictions or prohibitions include loss of licensure or eligibility to participate in reimbursement programs, as well as civil and criminal penalties. These laws vary considerably from state to state.

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

The Balanced Budget Act established a Medicare prospective payment system (“PPS”) for nursing centers in 1998. The payments received under PPS cover substantially all services for Medicare residents including all ancillary services, such as respiratory therapy, physical therapy, occupational therapy, speech therapy and certain covered pharmaceuticals.

Medicare Part B provides reimbursement for certain physician services, limited drug coverage and other outpatient services, such as therapy and other services, outside of a Medicare Part A covered patient stay. Payment for these services is determined according to the MPFS. Annually since 1997, the MPFS has been subject to the SGR, which is intended to keep spending growth in line with allowable spending. Each year since the SGR was enacted, this adjustment produced a scheduled negative update to payment for physicians, therapists and other healthcare providers paid under the MPFS. Annually, since 2002, Congress has stepped in with so-called “doc fix” legislation to suspend payment cuts to physicians. Various legislation has annually suspended the payment cut. The Taxpayer Relief Act further suspended the payment cut until December 31, 2013.

Since 2006, federal legislation has provided for an annual Medicare Part B outpatient therapy cap. In succeeding years, CMS increased the amount of the therapy cap. Legislation also was passed that required CMS to implement a broad process for reviewing medically necessary therapy claims, creating an exception to the cap. Legislation has annually extended the Medicare Part B outpatient therapy cap exception process. The Job Creation Act extended the therapy cap exception process through December 31, 2012. The Taxpayer Relief Act further extended the therapy cap exception process through December 31, 2013. Patients in our facilities whose stay is not reimbursed by Medicare Part A must seek reimbursement for their therapy under Medicare Part B and are subject to the therapy cap.

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

Recent Medicare rate changes

On July 16, 2010, CMS issued a notice that updates the payment rates for nursing centers for the fiscal year beginning October 1, 2010. That notice provided for an increase in rates of 1.7%, which is comprised of a market basket increase of 2.3% less a forecast error adjustment of 0.6%. In addition, for the fiscal year beginning October 1, 2010, CMS increased the number of RUG categories for nursing centers from 53 to 66 (i.e., RUGs IV) and amended the criteria, including the provision of therapy services, used to classify patients into these categories. CMS indicated that these changes would be enacted in a budget neutral manner. CMS began paying claims using the RUGs IV system effective October 1, 2010. Based upon our experience, these final regulations resulted in increased payments to us for the federal fiscal year ending September 30, 2011. Under RUGs IV, among other requirements, providers must allocate therapy minutes among the patients being served during concurrent therapy sessions, and a therapist/assistant may treat concurrently only two patients. These changes have required us to employ more therapists to provide additional individual therapy minutes.

The therapy time requirements to qualify for rehabilitation RUG categories are unchanged under RUGs IV, however the regulatory changes altered how minutes were allocated to calculate the RUGs scores using the most recent clinical assessment tool of the minimum data set (“MDS 3.0”). Rather than count all therapy time that a nursing center patient receives, rehabilitation providers must instead allocate therapy minutes between the patients being served during concurrent therapy sessions. In addition, the number of patients that a therapist/assistant may treat concurrently is limited to two patients. Under final rules issued by CMS in 2011, group therapy is defined as therapy sessions with four patients who are performing similar therapy activities. Irrespective of the number of patients ultimately treated in a group therapy session, rehabilitation providers must allocate therapy minutes during such sessions as if four patients are being served. Our rehabilitation division hired additional therapists to facilitate the provision of additional individual minutes to address patient needs.

Effective January 1, 2011, reimbursement rates for Medicare Part B therapy services included in the MPFS were reduced by 25% for subsequent procedures when multiple therapy services are provided on the same day. CMS projected that the rule would result in an approximate 7% rate reduction for Medicare Part B therapy services in calendar year 2011. We estimate that this rule reduced our revenues related to Medicare Part B therapy services by approximately $7 million for 2011. The Taxpayer Relief Act will further reduce Medicare payments for subsequent procedures when multiple therapy services are provided on the same day. We believe that the new rules related to multiple therapy services will reduce our Medicare revenues by $25 million to $30 million on an annual basis.

On July 29, 2011, CMS issued final rules (the “2011 CMS Rules”) which, among other things, impose: (1) a negative adjustment to RUGs IV therapy rates, and (2) a net market basket increase of 1.7% consisting of (a) a 2.7% market basket inflation increase, less (b) a 1.0% adjustment to account for the effect of a productivity adjustment, beginning on October 1, 2011. CMS projected the impact of these changes will result in an 11.1% decrease in payments to skilled nursing and rehabilitation centers. In addition to these rate changes, the 2011 CMS Rules introduced additional changes to RUG calculations along with adding additional patient assessments. Under the 2011 CMS Rules, group therapy is defined as therapy sessions with four patients who are performing similar therapy activities. In addition, for purposes of assigning patients to RUGs IV payment categories, the minutes of group therapy are divided by four with 25% of the minutes being allocated to each patient. The 2011 CMS Rules also clarify the circumstances for reporting breaks in care of three or more days of therapy and also implement a new change of therapy assessment that is designed to allocate the patient to the RUG level that represents the treatment provided in the last seven days. Both changes are likely to produce alterations in the RUG scores billed for the patient along with generating additional patient assessments. We believe that the 2011 CMS Rules on an annual basis have reduced our revenues by approximately $100 million to $110 million in our nursing center business and have negatively impacted our rehabilitation therapy business by approximately $40 million to $50 million.

On July 27, 2012, CMS issued final regulations updating Medicare payment rates for skilled nursing and rehabilitation centers effective October 1, 2012. These final regulations implement a net market basket increase of 1.8% consisting of: (1) a 2.5% market basket inflation increase, less (2) a 0.7% adjustment to account for the effect of a productivity adjustment.

In February 2012, the Middle Class Tax Relief Act of 2012 was enacted, which provides that certain Medicare Part B therapy services exceeding a threshold of $3,700 would be subject to a pre-payment manual medical review process effective October 1, 2012. The review process for these services was scheduled to expire on December 31, 2012 but was extended through December 31, 2013 under the Taxpayer Relief Act. This review process has had an adverse effect on the provision and billing of services for patients and could negatively impact therapist productivity.

In February 2012, Congress passed the Job Creation Act which provides for reductions in reimbursement of Medicare bad debts at our nursing and rehabilitation centers. The Job Creation Act provides for a phase-in of the reduction in the rate of reimbursement for bad debts of patients that are dually eligible for Medicare and Medicaid. The rate of reimbursement for bad debts for these dually eligible patients will be reduced from 100% to 88%, then 76% and then 65% for cost reporting periods beginning on or after October 1, 2012, October 1, 2013, and October 1, 2014, respectively. The rate of reimbursement for bad debts for patients not dually eligible for both Medicare and Medicaid was reduced from 70% to 65%, effective with cost reporting periods beginning on or after October 1, 2012. Approximately 90% of our Medicare bad debt reimbursements are associated with patients that are dually eligible.

Beginning April 1, 2013, the Budget Control Act of 2011 (as amended by the Taxpayer Relief Act) will automatically reduce federal spending by approximately $1.2 trillion split evenly between domestic and defense spending. Payments to Medicare providers are subject to these automatic spending reductions, subject to a 2% cap. At this time, we believe that the automatic 2% reduction on each claim submitted to Medicare will begin on April 1, 2013. Reductions to Medicare and Medicaid reimbursement resulting from the Budget Control Act of 2011 could have a material adverse effect on our business, financial position, results of operations and liquidity.

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

The nursing center division provides Medicaid-covered services consisting of nursing care, room and board and social services to eligible individuals. In addition, states may at their option cover other services such as physical, occupational and speech therapies and pharmaceuticals. Medicaid programs also are subject to statutory and regulatory changes, administrative rulings, interpretations of policy by the state agencies and certain government funding limitations, all of which may materially increase or decrease the level of program payments to nursing and rehabilitation centers operated by the nursing center division. We believe that the payments under many of these programs may not be sufficient on an overall basis to cover the costs of serving certain patients participating in these programs. In addition, the downturn in the United States economy over the past few years has accentuated budgetary pressures impacting state fiscal budgets, thereby further reducing Medicaid payments to our nursing and rehabilitation centers from current levels.

Under the American Recovery & Reinvestment Act of 2009, state Medicaid programs were granted a temporary increase in federal medical assistance percentage (“FMAP”) funding. As a result of the economic downturn experienced by most states, the practical effect of the increase in FMAP funding meant the payments for services in nursing and rehabilitation centers in most states were either frozen or increased nominally relative to annual adjustments normally associated with the Medicaid budget process. After various legislative extensions, the enhanced FMAP rate expired June 30, 2011. As a result, state Medicaid programs have less federal funds to support the payments for our services.

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

Non-government payments – The nursing center division seeks to maximize the number of non-government payment residents admitted to our nursing and rehabilitation centers, including those covered under private insurance and managed care health plans. Non-government payment residents typically have financial resources (including insurance coverages) to pay for their services and do not rely on government programs for support. It is important to our business to establish relationships with commercial insurers, managed care health plans and other private payors and to maintain our reputation with such payors as a provider of quality patient and resident care. We negotiate contracts with purchasers of group healthcare services, including private employers, commercial insurers and managed care companies. Most payor organizations attempt to obtain discounts from established charges. We focus on demonstrating to these payors how our services can provide them and their customers with the most viable pricing arrangements in circumstances where they may otherwise be faced with funding treatment at higher rates at other healthcare providers. The importance of obtaining contracts with commercial insurers, managed care health plans and other private payors varies among markets, depending on such factors as the number of commercial payors and their relative market strength. Failure to obtain contracts with certain commercial insurers and managed care health plans or reductions in lengths of stay or payments for our services provided to individuals covered by commercial insurance could have a material adverse effect on our business, financial position, results of operations and liquidity.

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

As noted above, the rehabilitation division is subject to federal and state laws that govern financial and other arrangements between healthcare providers. These laws prohibit, among other things, certain direct and indirect payments or fee-splitting arrangements between healthcare providers that are designed to induce or encourage the referral of patients to, or the recommendation of, a particular provider for medical products and services. Such laws include the Anti-Kickback Statute, the Stark Law and the FCA discussed previously. In addition, some states restrict certain business relationships between physicians and ancillary service providers. Some states also prohibit for-profit corporations from providing rehabilitation services through therapists who are directly employed by the corporation or otherwise providing, or holding themselves out as a provider of, clinical care. Possible sanctions for violation of any of these restrictions or prohibitions include loss of eligibility to contract with long-term care facilities, hospitals and other providers participating in Medicare, Medicaid and other federal healthcare programs, as well as civil and criminal penalties. These laws vary considerably from state to state.

Overview of rehabilitation division revenues

The rehabilitation division receives payment for the rehabilitation and program management services it provides to residents, patients and customers. The basis for payment varies depending upon the type of service provided. Customers in the SRS segment generally pay on the basis of a negotiated patient per diem rate or a negotiated fee schedule based upon the type of service rendered. In the HRS segment, our hospital-based inpatient rehabilitation unit customers generally pay us on the basis of a negotiated fee per discharge. Our LTAC hospital customers pay based upon a negotiated per patient day rate. Our sub-acute rehabilitation customers pay based upon a flat monthly fee or a negotiated fee per patient day. Our outpatient therapy clients typically pay us on the basis of a negotiated fee per unit of service.

As noted above, various federal and state laws and regulations govern reimbursement to nursing centers, hospitals and other healthcare providers participating in Medicare, Medicaid and other federal healthcare programs. Though these laws and regulations are generally not directly applicable to our rehabilitation division, they are applicable to our customers. If our customers fail to comply with these laws and regulations they could be subject to possible sanctions, including loss of licensure or eligibility to participate in reimbursement programs, as well as civil and criminal penalties, which could materially and adversely affect our business, financial position, results of operations and liquidity. If our arrangements with our customers are found to violate the Anti-Kickback Statute or other fraud and abuse laws, we could be subject to criminal and civil penalties, as well as exclusion from participation in federal and state healthcare programs. In addition, there continue to be legislative and regulatory proposals to contain healthcare costs by imposing further limitations on government and private payments to providers of healthcare services.

Medicare Part B provides reimbursement for certain physician services, limited drug coverage and other outpatient services, such as therapy and other services, outside of a Medicare Part A covered patient stay. Payment for these services is determined according to the MPFS. Annually since 1997, the MPFS has been subject to the SGR, which is intended to keep spending growth in line with allowable spending. Each year since the SGR was enacted, this adjustment produced a scheduled negative update to payment for physicians, therapists and other healthcare providers paid under the MPFS. Annually, since 2002, Congress has stepped in with so-called “doc fix” legislation to suspend payment cuts to physicians. Various legislation has annually suspended the payment cut. The Taxpayer Relief Act further suspended the payment cut until December 31, 2013.

Since 2006, federal legislation has provided for an annual Medicare Part B outpatient therapy cap. In succeeding years, CMS subsequently increased the amount of the therapy cap. Legislation also was passed that required CMS to implement a broad process for reviewing medically necessary therapy claims, creating an exception to the cap. Legislation has annually extended the Medicare Part B outpatient therapy cap exception process. The Job Creation Act extended the therapy cap exception process through December 31, 2012. The Taxpayer Relief Act further extended the therapy cap exception process through December 31, 2013. Patients in our facilities whose stay is not reimbursed by Medicare Part A must seek reimbursement for their therapy under Medicare Part B and are subject to the therapy cap.

For the fiscal year beginning October 1, 2010, CMS finalized provisions that increase the number of RUG categories for nursing centers from 53 to 66 (i.e., RUGs IV) and amend the criteria, including the provision of therapy services, used to classify patients into these categories. Effective October 1, 2010, CMS began paying claims using the RUGS IV system.

The therapy time requirements to qualify for rehabilitation RUG categories are unchanged under RUGs IV, however the regulatory changes altered how minutes were allocated to calculate the RUGs scores using MDS 3.0. Rather than count all therapy time that a nursing center patient receives, rehabilitation providers must now allocate therapy minutes between the patients being served during concurrent therapy sessions. In addition, the number of patients that a therapist/assistant may treat concurrently is limited to two patients. Under the 2011 CMS Rules, group therapy is defined as therapy sessions with four patients who are performing similar therapy activities. Irrespective of the number of patients ultimately treated in a group therapy session, rehabilitation providers must allocate therapy minutes during such sessions as if four patients are being served. Our rehabilitation division hired additional therapists to facilitate the provision of additional individual minutes to address patient needs.

Effective January 1, 2011, reimbursement rates for Medicare Part B therapy services included in the MPFS were reduced by 25% for subsequent procedures when multiple therapy services are provided on the same day. CMS projected that the rule would result in an approximate 7% rate reduction for Medicare Part B therapy services in calendar year 2011. We estimate that this rule reduced our revenues related to Medicare Part B therapy services by approximately $7 million for 2011. The Taxpayer Relief Act will further reduce Medicare payments for subsequent procedures when multiple therapy services are provided on the same day. We believe that the new rules related to multiple therapy services will reduce our Medicare revenues from $25 million to $30 million on an annual basis.

On July 29, 2011, CMS issued the 2011 CMS Rules which, among other things, impose: (1) a negative adjustment to RUGs IV therapy rates, and (2) a net market basket increase of 1.7% consisting of (a) a 2.7% market basket inflation increase, less (b) a 1.0% adjustment to account for the effect of a productivity adjustment, beginning on October 1, 2011. CMS projected the impact of these changes will result in an 11.1% decrease in payments to skilled nursing and rehabilitation centers. In addition to these rate changes, the 2011 CMS Rules introduced additional changes to RUG calculations along with adding additional patient assessments. Under the 2011 CMS Rules, group therapy is defined as therapy sessions with four patients who are performing similar therapy activities. In addition, for purposes of assigning patients to RUGs IV payment categories, the minutes of group therapy are divided by four with 25% of the minutes being allocated to each patient. The 2011 CMS Rules also clarify the circumstances for reporting breaks in care of three or more days of therapy and also implement a new change of therapy assessment that is designed to allocate the patient to the RUG level that represents the treatment provided in the last seven days. Both changes are likely to produce alterations in the RUG scores billed for the patient along with generating additional patient assessments. We believe that the 2011 CMS Rules on an annual basis have reduced our revenues by approximately $100 million to $110 million in our nursing center business and have negatively impacted our rehabilitation therapy business by approximately $40 million to $50 million.

In February 2012, the Middle Class Tax Relief Act of 2012 was enacted, which provides that certain Medicare Part B therapy services exceeding a threshold of $3,700 would be subject to a pre-payment manual medical review process effective October 1, 2012. The review process for these services was scheduled to expire on December 31, 2012 but was extended through December 31, 2013 under the Taxpayer Relief Act. This review process has had an adverse effect on the provision and billing of services for patients and could negatively impact therapist productivity.

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

Home health and hospice division

General regulations.    The home health and hospice division is subject to various federal and state regulations. Many states require the entity through which home health or hospice services are provided to obtain a license or certification from one or more state agencies. In addition, a substantial majority of our home health and hospice agencies achieved and/or maintain certification through the Medicare deeming authority of one of the three private accreditation bodies: the Joint Commission, the Accreditation Commission for Health Care, and the Community Health Accreditation Program. The therapists and other healthcare professionals employed by the home health and hospice division are required to be individually licensed or certified pursuant to applicable state and federal laws. We have processes in place to ensure that our home health and hospice providers and the therapists and other healthcare professionals that we employ are licensed or certified in accordance with applicable federal and state laws. In addition, we require our therapists and other employees to participate in continuing education programs. The failure to obtain, maintain or renew required licenses or certifications by our home health and hospice agencies or the therapists or other healthcare professionals employed by those agencies could cause a material adverse effect on the home health and hospice division’s results of operations.

As noted above, the home health and hospice division also is subject to federal and state laws that govern financial and other arrangements between healthcare providers. These laws prohibit, among other things, certain direct and indirect payments for the referral of patients, certain referrals by physicians if they or their immediate family members have a financial relationship with the home health or hospice agency, or fee-splitting arrangements between healthcare providers that are designed to induce or encourage the referral of patients to, or the recommendation of, a particular provider for medical products and services. Such laws include the Anti-Kickback Statute, the Stark Law and the FCA. In addition, some states restrict certain business relationships between physicians and ancillary service providers and some states prohibit business corporations from providing, or holding themselves out as a provider of, medical care. Possible sanctions for violation of any of these restrictions or prohibitions include loss of licensure or eligibility to participate in Medicare, Medicaid and other reimbursement programs, as well as civil and criminal penalties. These laws vary considerably from state to state.

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

We receive a standard prospective payment for home health services provided over a base 60-day period, or “episode,” of care. There is no limit to the number of episodes a patient may receive as long as he or she remains Medicare eligible. The base episode payment is a flat rate subject to adjustment based upon differences in the expected needs of each patient. The adjustment is determined by each patient’s categorization into one of 153 payment groups, known as home health resource groups, and the cost of care for patients in each group relative to the average patient. Payment is further adjusted for differences in local prices using the hospital wage index. The payment also is subject to retroactive adjustment in certain circumstances, including: (1) an outlier adjustment if the patient’s care was unusually costly; (2) a utilization adjustment if the number of visits to the patient was less than five; (3) a partial payment adjustment if the patient transferred to another provider during an episode; (4) an adjustment based upon the level of required therapy services; and (5) an adjustment based upon the number of episodes of care, with episodes three and higher receiving an increased rate.

On November 4, 2011, CMS issued final regulations regarding Medicare payment rates for home health agencies effective January 1, 2012. These final regulations implement a net market basket increase of 1.4% consisting of: (1) a 2.4% market basket inflation increase, less (2) a 1.0% adjustment mandated by the ACA. In addition, CMS implemented a 3.79% reduction in case mix. CMS projected the impact of these changes would result in a 2.31% decrease in payments to home health agencies.

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

We receive payment for our hospice services under Medicare through a prospective payment system that pays an established payment rate for each day that we provide hospice services to a Medicare eligible patient. The rates we receive from Medicare are subject to annual adjustments for inflation and vary based upon the geographic location of the services provided. The rate also varies depending upon which of four established levels of care we provide to the Medicare patient: (1) “routine home care,” which is the default level paid for each day a patient is in the hospice program and does not receive one of the higher levels of care; (2) “general inpatient care,” which is paid when a patient needs inpatient services for pain or symptom management for a brief period; (3) “continuous home care,” which is home care provided during a crisis period when the patient requires intensive monitoring and nursing care; and (4) “respite care,” which allows a patient to receive inpatient care for a short period to provide relief for the patient’s family and other care givers from the demands of providing care for up to five consecutive days.

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

Beginning April 1, 2013, the Budget Control Act of 2011 (as amended by the Taxpayer Relief Act) will automatically reduce federal spending by approximately $1.2 trillion split evenly between domestic and defense spending. Payments to Medicare providers are subject to these automatic spending reductions, subject to a 2% cap. At this time, we believe that the automatic 2% reduction on each claim submitted to Medicare will begin on April 1, 2013. Reductions to Medicare and Medicaid reimbursement resulting from the Budget Control Act of 2011 could have a material adverse effect on our business, financial position, results of operations and liquidity.

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

MASTER LEASE AGREEMENTS

At December 31, 2012, we leased from Ventas and its affiliates 38 TC hospitals and 159 nursing and rehabilitation centers under four master lease agreements (as amended, the “Master Lease Agreements”). We have also entered into an additional lease agreement with Ventas for ten TC hospitals that will be effective on May 1, 2013 (the “2013 Lease Agreement”). The material terms and conditions of the 2013 Lease Agreement are substantially similar to the Master Lease Agreements, except as otherwise described below.

Term and Renewals

Each Master Lease Agreement includes land, buildings, structures and other improvements on the land, easements and similar appurtenances to the land and improvements, and permanently affixed equipment, machinery and other fixtures relating to the operation of the leased properties. There are several bundles of leased properties under each Master Lease Agreement, with each bundle containing approximately six to 20 leased nursing and rehabilitation centers and TC hospitals.

The Master Lease Agreements initially provided that we could renew all or none of the facilities within each bundle up to a maximum of three separate five year renewal terms by providing written notice between 12 and 18 months prior to the expiration of the lease term for such bundle.

Under the Master Lease Agreements, we had 73 nursing and rehabilitation centers and 16 TC hospitals within ten separate bundles eligible for renewal prior to an April 30, 2012 lease renewal notice date. We renewed three of these renewal bundles, containing 19 nursing and rehabilitation centers and six TC hospitals (collectively, the “Renewal Facilities”) for an additional five years.

The Renewal Facilities contain 2,178 licensed nursing and rehabilitation center beds and 616 licensed hospital beds and generated revenues of approximately $443 million for the year ended December 31, 2012. The current annual rent for the Renewal Facilities approximates $47 million.

We did not renew seven renewal bundles containing 54 nursing and rehabilitation centers (the “Expiring Facilities”). The Expiring Facilities contain 6,140 licensed nursing and rehabilitation center beds and generated revenues of approximately $475 million for the year ended December 31, 2012. The current annual rent for these facilities approximates $57 million. We have also entered into an agreement with Ventas to provide Ventas with more flexibility to accelerate the transfer of the Expiring Facilities. We will continue to operate the Expiring Facilities and include the Expiring Facilities in our results from continuing operations through the expiration of the lease term. When we terminate our operations of the Expiring Facilities, these facilities will be reclassified to discontinued operations.

We believe that the divesture of the Expiring Facilities will not have a material impact on our financial position, results of operations or liquidity.

On May 24, 2012, we entered into the 2013 Lease Agreement covering the ten TC hospitals that were otherwise scheduled to expire on April 30, 2013. The 2013 Lease Agreement will be effective on May 1, 2013 and will have a term of ten years with three five-year renewal options. The annual rent for the 2013 Lease Agreement will be $28 million and is subject to annual increases based on the increase in the Consumer Price

Index (subject to an annual 4% cap). The current annual rent for these ten TC hospitals approximates $22 million. These ten TC hospitals contain 1,066 licensed hospital beds and generated revenues of approximately $283 million for the year ended December 31, 2012.

The following chart sets forth the current lease renewals under the existing Master Lease Agreements:

			Facility renewals
Renewal Group	Expiration date	Renewal date	Nursing and rehabilitation centers	TC hospitals	Renewal bundles
Group 1	April 30, 2015	October 31, 2013 – April 29, 2014	86	22	10
Group 2	April 30, 2018	October 31, 2016 – April 29, 2017	7	1	1
Group 3	April 30, 2018	October 31, 2016 – April 29, 2017	12	5	2

Renewal Group 1

In 2009, we entered into agreements with Ventas to renew all of the Group 1 facilities (12,101 licensed beds) for an additional five years. The current term for the Group 1 facilities expires on April 30, 2015. The current annual rent for the Group 1 facilities approximates $136 million. At our option, the Group 1 facilities may be extended for up to two five-year renewal terms beyond the current renewal term at the greater of: (1) the then existing rental rate plus the then existing escalation amount per annum or (2) the then fair market value rental rate. Upon any such renewal, the fair market value rental rate is determined through an appraisal procedure described in the Master Lease Agreements.

Renewal Group 2

The Group 2 facilities contain seven nursing and rehabilitation centers (766 licensed beds) and one TC hospital (109 licensed beds). The current annual rent for the Group 2 facilities approximate $15 million. As noted above, the Group 2 facilities are grouped into one renewal bundle. At our option, the Group 2 facilities may be extended for one five-year renewal term beyond the current term at the greater of: (1) the then existing rental rate plus the then existing escalation amount per annum or (2) the then fair market value rental rate. Upon any such renewal, the fair market value rental rate is determined through an appraisal procedure described in the Master Lease Agreements.

Renewal Group 3

The Group 3 facilities contain 12 nursing and rehabilitation centers (1,412 licensed beds) and five TC hospitals (507 licensed beds). The current annual rent for the Group 3 facilities approximate $32 million. As noted above, the Group 3 facilities are grouped into two separate renewal bundles. At our option, the Group 3 facilities may be extended for up to two five-year renewal terms beyond the current term at the greater of: (1) the then existing rental rate plus the then existing escalation amount per annum or (2) the then fair market value rental rate. Upon any such renewal, the fair market value rental rate is determined through an appraisal procedure described in the Master Lease Agreements.

Conditions to effectiveness of renewals

We may not extend the Master Lease Agreements beyond any previously exercised renewal term if, at the time we seek such extension and at the time such extension takes effect: (1) an event of default has occurred and is continuing or (2) a Medicare/Medicaid event of default (as described below) and/or a licensed bed event of default (as described below) has occurred and is continuing with respect to three or more leased properties subject to a particular Master Lease Agreement. The renewal term of each Master Lease Agreement is subject to termination upon default by us (subject to certain exceptions) and certain other conditions described in the Master Lease Agreements.

Rent appraisal process and our right to revoke such renewals

Under the Master Lease Agreements, if we provide Ventas with notice that we intend to renew one or more renewal bundles, Ventas may then initiate an appraisal process to establish a new fair market rental (as defined in the Master Lease Agreements) (“FMR”) for any or all of these bundles.

Under the appraisal process, an independent appraiser determines the FMR for each renewal bundle and each property within such renewal bundle. Once FMR is determined, the appraiser sends to both parties simultaneously the aggregate FMR for such renewal bundle and the FMR for each property within the bundle. Ventas, in its sole discretion, then determines whether: (1) to accept the appraised FMR for the renewal bundle in the aggregate or (2) make no changes to the current base rent and contingent annual rent escalator for the renewal bundle. If Ventas selects the new FMR for a renewal bundle, then the new FMR would become effective at the start of the renewal term unless we elect to revoke our renewal by the applicable deadline set forth in the Master Lease Agreements.

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

We paid rents to Ventas (including amounts classified as discontinued operations) approximating $260 million for the year ended December 31, 2012, $253 million for the year ended December 31, 2011 and $246 million for the year ended December 31, 2010.

Each Master Lease Agreement provides for rent escalations each May 1 if the patient revenues for the leased properties meet certain criteria as measured using the preceding calendar year revenues as compared to the base period. All annual rent escalators are payable in cash. The contingent annual rent escalator is 2.7% for Master Lease Agreements Nos. 1, 3 and 4. The contingent annual rent escalator for Master Lease Agreement No. 2 is based upon the Consumer Price Index with a floor of 2.25% and a ceiling of 4%. In 2012, the contingent annual rent escalator for Master Lease Agreement No. 2 was 2.87%.

Unlike the Master Lease Agreements, beginning the second full year of the lease term, the 2013 Lease Agreement provides for rent escalations each May 1 that equal the percentage increase, if any, in the Consumer Price Index, subject to a ceiling of 4%.

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

In addition to the remedies noted above, under the Master Lease Agreements, in the case of a facility-specific event of default, Ventas may terminate a Master Lease Agreement as to the leased property to which the Event of Default relates, and may, but need not, terminate the entire Master Lease Agreement. Each of the Master Lease Agreements includes special rules relative to Medicare/Medicaid events of default and a licensed bed event of default. In the event a Medicare/Medicaid event of default and/or a licensed bed event of default occurs and is continuing: (1) with respect to not more than two properties at the same time under a Master Lease Agreement that covers 41 or more properties and (2) with respect to not more than one property at the same time under a Master Lease Agreement that covers 21 to and including 40 properties, Ventas may not exercise termination or dispossession remedies against any property other than the property or properties to which the event of default relates. Thus, in the event Medicare/Medicaid events of default and licensed bed events of default would occur and be continuing: (1) with respect to one property under a Master Lease Agreement that covers less than 20 properties, (2) with respect to two or more properties at the same time under a Master Lease Agreement that covers 21 to and including 40 properties, or (3) with respect to three or more properties at the same time under a Master Lease Agreement that covers 41 or more properties, then Ventas would be entitled to exercise all rights and remedies available to it under the Master Lease Agreements.

Assignment and Subletting

Except as noted below, the Master Lease Agreements provide that we may not assign, sublease or otherwise transfer any leased property or any portion of a leased property as a whole (or in substantial part), including by virtue of a change of control, without the consent of Ventas, which may not be unreasonably withheld if the proposed assignee: (1) is a creditworthy entity with sufficient financial stability to satisfy its obligations under the related Master Lease Agreement, (2) has not less than four years experience in operating healthcare facilities for the purpose of the applicable facility’s primary intended use, (3) has a favorable business and operational reputation and character, and (4) has all licenses, permits, approvals and authorizations to operate the facility and agrees to comply with the use restrictions in the related Master Lease Agreement. The obligation of Ventas to consent to a subletting or assignment is subject to the reasonable approval rights of any mortgagee and/or the lenders under its credit agreement. We may sublease up to 20% of each leased property for restaurants, gift shops and other stores or services customarily found in hospitals or nursing and rehabilitation centers without the consent of Ventas, subject, however, to there being no material alteration in the character of the leased property or in the nature of the business conducted on such leased property.

In addition, each Master Lease Agreement allows us to assign or sublease (1) without the consent of Ventas, 10% of the nursing and rehabilitation center facilities in each Master Lease Agreement and (2) with Ventas’ consent (which consent will not be unreasonably withheld, delayed or conditioned), two hospitals in each Master Lease Agreement, if either: (a) the applicable regulatory authorities have threatened to revoke our Medicaid or Medicare certification or an authorization necessary to operate such leased property or (b) we cannot profitably operate such leased property. Any such proposed assignee/sublessee must satisfy the requirements listed above and it must have all licenses, permits, approvals and other authorizations required to operate the leased properties in accordance with the applicable permitted use. With respect to any assignment or sublease made under this provision, Ventas agrees to execute a nondisturbance and attornment agreement with such proposed assignee or subtenant. Upon any assignment or subletting, we will not be released from our obligations under the applicable Master Lease Agreement.

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

2013 Lease Agreement

As noted above, we entered into the 2013 Lease Agreement covering the ten TC hospitals that were otherwise scheduled to expire on April 30, 2013. The terms of the 2013 Lease Agreement are substantially similar to the terms of the Master Lease Agreements, except that we may not: (1) develop any additional TC hospitals within a ten-mile radius of each of the ten TC hospitals subject to the 2013 Lease Agreement or (2) increase the number of licensed beds at TC hospitals that are within the restricted areas and not leased to us by Ventas under the 2013 Lease Agreement. We are not restricted, however, from acquiring operating TC hospitals within (or outside of) the restricted area. The 2013 Lease Agreement also excludes for these ten TC hospitals certain change of control transactions from the assignment restrictions that are otherwise applicable to us in the Master Lease Agreements. The 2013 Lease Agreement does not modify the above-described assignment restrictions applicable under the Master Lease Agreements, which remain in effect.

ADDITIONAL INFORMATION

Employees

As of December 31, 2012, we had approximately 50,900 full-time and 27,100 part-time and per diem employees. We had approximately 3,000 unionized employees at 35 of our facilities as of December 31, 2012.

The market for qualified nurses, therapists and other healthcare professionals is highly competitive. We, like other healthcare providers, have experienced difficulties in attracting and retaining qualified personnel such as nurses, certified nurse’s assistants, nurse’s aides, therapists and other providers of healthcare services. Our hospitals and nursing and rehabilitation centers are particularly dependent on nurses for patient care. Our rehabilitation division continues to seek qualified therapists to fill open positions. The difficulty we have experienced in hiring and retaining qualified personnel has increased our average wage rates and may force us to increase our use of contract personnel. We expect to continue to experience increases in our labor costs primarily due to higher wages and greater benefits required to attract and retain qualified healthcare personnel. Salaries, wages and benefits were approximately 59% of our consolidated revenues for the year ended December 31, 2012. Our ability to manage labor costs will significantly affect our future operating results.

Professional and General Liability Insurance

Our healthcare operations are insured for professional and general liability risks by our wholly owned limited purpose insurance subsidiary, Cornerstone Insurance Company (“Cornerstone”). Cornerstone covers losses up to specified limits per occurrence. On a per claim basis, coverage for losses in excess of those covered by Cornerstone are maintained through unaffiliated commercial reinsurance carriers. Cornerstone insures all claims in all states up to a per occurrence limit without the benefit of any aggregate stop loss limit, thereby increasing our financial risk.

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

Such forward-looking statements are inherently uncertain, and you must recognize that actual results may differ materially from our expectations as a result of a variety of factors, including, without limitation, those discussed below. Such forward-looking statements are based upon management’s current expectations and include known and unknown risks, uncertainties and other factors, many of which we are unable to predict or control, that may cause our actual results or performance to differ materially from any future results or performance expressed or implied by such forward-looking statements. These statements involve risks, uncertainties and other factors discussed below and detailed from time to time in our filings with the SEC. Factors that may affect our plans, results or stock price include, without limitation:

•

the impact of healthcare reform, which will initiate significant changes to the United States healthcare system, including potential material changes to the delivery of healthcare services and the reimbursement paid for such services by the government or other third party payors, including reforms resulting from the ACA or future deficit reduction measures adopted at the federal or state level. Healthcare reform is affecting each of our businesses in some manner. Potential future efforts in the U.S. Congress to repeal, amend, modify or retract funding for various aspects of the ACA create additional uncertainty about the ultimate impact of the ACA on us and the healthcare industry. Due to the substantial regulatory changes that will need to be implemented by CMS and others, and the numerous processes required to implement these reforms, we cannot predict which healthcare initiatives will be implemented at the federal or state level, the timing of any such reforms, or the effect such reforms or any other future legislation or regulation will have on our business, financial position, results of operations and liquidity,

•

the impact of the 2012 CMS Rule which, among other things, will reduce Medicare reimbursement to our TC hospitals in 2013 and beyond by imposing a budget neutrality adjustment and modifying the short-stay outlier rules,

•

the impact of the 2011 CMS Rules which significantly reduced Medicare reimbursement to our nursing and rehabilitation centers and changed payments for the provision of group therapy services effective October 1, 2011,

•

the impact of the Budget Control Act of 2011 (as amended by the Taxpayer Relief Act) which will automatically reduce federal spending by approximately $1.2 trillion split evenly between domestic and defense spending. At this time, we believe that the automatic 2% reduction on each claim submitted to Medicare will begin on April 1, 2013,

•

the impact of the Taxpayer Relief Act which, among other things, reduces Medicare payments by 50% for subsequent procedures when multiple therapy services are provided on the same day. At this time, we believe that the new rules related to multiple therapy services will reduce our Medicare revenues by $25 million to $30 million on an annual basis,

•

changes in the reimbursement rates or the methods or timing of payment from third party payors, including commercial payors and the Medicare and Medicaid programs, changes arising from and related to the Medicare prospective payment system for LTAC hospitals, including potential changes in the Medicare payment rules, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, and changes in Medicare and Medicaid reimbursement for our TC hospitals, nursing and rehabilitation centers, IRFs and home health and hospice operations, and the expiration of the Medicare Part B therapy cap exception process,

•	the effects of additional legislative changes and government regulations, interpretation of regulations and changes in the nature and enforcement of regulations governing the healthcare industry,

•	the ability of our hospitals to adjust to potential LTAC certification and medical necessity reviews,

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

•	the failure of our facilities to meet applicable licensure and certification requirements,

•	the further consolidation and cost containment efforts of managed care organizations and other third party payors,

•	our ability to meet our rental and debt service obligations,

•	our ability to operate pursuant to the terms of our debt obligations, and comply with our covenants thereunder, and our ability to operate pursuant to our Master Lease Agreements with Ventas,

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

•

events or circumstances which could result in the impairment of an asset or other charges, such as the impact of the Medicare reimbursement regulations that resulted in us recording significant impairment charges in 2012 and 2011,

•	changes in generally accepted accounting principles or practices, and changes in tax accounting or tax laws (or authoritative interpretations relating to any of these matters), and

•	our ability to maintain an effective system of internal control over financial reporting.

Many of these factors are beyond our control. We caution investors that any forward-looking statements made by us are not guarantees of future performance. We disclaim any obligation to update any such factors or to announce publicly the results of any revisions to any of the forward-looking statements to reflect future events or developments.

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

Risk Factors Relating to Reimbursement and Regulation of Our Business

Healthcare reform has initiated significant changes to the United States healthcare system.

Various healthcare reform provisions became law upon enactment of the ACA. The reforms contained in the ACA have impacted each of our businesses in some manner. Several of the reforms are very significant and could ultimately change the nature of our services, the methods of payment for our services and the underlying regulatory environment. The reforms include the possible modifications to the conditions of qualification for payment, bundling payments to cover both acute and post-acute care and the imposition of enrollment limitations on new providers. The ACA also provides for: (1) reductions to the annual market basket payment updates for LTAC hospitals, IRFs, home health agencies and hospice providers, which could result in lower reimbursement than in the preceding year; (2) additional annual “productivity adjustment” reductions to the annual market basket payment update as determined by CMS for LTAC hospitals, IRFs, and nursing and rehabilitation centers (beginning in federal fiscal year 2012), home health agencies (beginning in federal fiscal year 2015) and hospice providers (beginning in federal fiscal year 2013); (3) new transparency, reporting and certification requirements for skilled nursing facilities, including disclosures regarding organizational structure, officers, directors, trustees, managing employees and financial, clinical and other related data; (4) a quality reporting system for hospitals (including LTAC hospitals and IRFs) beginning in federal fiscal year 2014; and (5) reductions in Medicare payments to hospitals (including LTAC hospitals and IRFs) beginning in federal fiscal year 2014 for failure to meet certain quality reporting standards or to comply with standards in new value based purchasing demonstration project programs.

In addition, a primary goal of healthcare reform is to reduce costs, which includes reductions in the reimbursement paid to us and other healthcare providers. Moreover, healthcare reform could negatively impact insurance companies, other third party payors, our customers, as well as other healthcare providers, which may in turn negatively impact our business. As such, healthcare reforms and changes resulting from the ACA, as well as other similar healthcare reforms, could have a material adverse effect on our business, financial position, results of operations and liquidity.

Changes in the reimbursement rates or methods or timing of payment from third party payors, including the Medicare and Medicaid programs, or the implementation of other measures to reduce reimbursement for our services and products could result in a substantial reduction in our revenues and operating margins.

We depend on reimbursement from third party payors, including the Medicare and Medicaid programs, for substantially all of our revenues. For the year ended December 31, 2012, we derived approximately 56% of our total revenues (before eliminations) from the Medicare and Medicaid programs and the balance from other third party payors, such as commercial insurance companies, health maintenance organizations, preferred provider organizations and contracted providers. The Medicare and Medicaid programs are highly regulated and subject to frequent and substantial changes. See “Part I – Item 1 – Business – Governmental Regulation.”

Congress continues to discuss deficit reduction measures, leading to a high degree of uncertainty regarding potential reforms to governmental healthcare programs, including Medicare and Medicaid. These discussions, along with other continuing efforts to reform governmental healthcare programs, both as part of the ACA and otherwise, could result in major changes in the healthcare delivery and reimbursement system on a national and state level. Potential reforms include changes directly impacting the government and private reimbursement systems for each of our businesses. Reforms or other changes to the payment systems, including modifications to the conditions of qualification for payment, the imposition of enrollment limitations on new providers, or bundling payments to cover acute and post-acute care or services provided to dually eligible Medicare and Medicaid patients may be proposed or could be adopted by Congress or CMS in the future.

Beginning April 1, 2013, the Budget Control Act of 2011 (as amended by the Taxpayer Relief Act) will automatically reduce federal spending by approximately $1.2 trillion split evenly between domestic and defense spending. Payments to Medicare providers are subject to these automatic spending reductions, subject to a 2% cap. At this time, we believe that the automatic 2% reduction on each claim submitted to Medicare will begin on April 1, 2013. Reductions to Medicare and Medicaid reimbursement resulting from the Budget Control Act of 2011 could have a material adverse effect on our business, financial position, results of operations and liquidity.

The Taxpayer Relief Act also reduces Medicare payments by 50% for subsequent procedures when multiple therapy services are provided on the same day and creates a new federal Commission on Long-Term Care that has six months in which to provide recommendations on the establishment, implementation and financing of a comprehensive, coordinated and high-quality system that ensures the availability of long-term care services. We believe that the new rules related to multiple therapy services will reduce our Medicare revenues by $25 million to $30 million on an annual basis.

On August 1, 2012, CMS issued the 2012 CMS Rule which, among other things, will reduce Medicare reimbursement to our TC hospitals in 2013 and beyond by imposing a budget neutrality adjustment and modifying the short-stay outlier rules. Effective December 29, 2012, the 2012 CMS Rule: (1) began a three-year phase-in of a 3.75% budget neutrality adjustment which will reduce LTAC hospital rates by 1.3% in 2013; and (2) restored a payment reduction that will limit payments for very short-stay outliers that will reduce our TC hospital payments by approximately 0.5%. The 2012 CMS Rule also: (1) provides for a one-year extension of the existing moratorium on the “25 Percent Rule” pending the results of an ongoing research initiative to re-define the role of LTAC hospitals in the Medicare program, and (2) allows for the expiration of the current moratorium on the development or expansion of LTAC hospitals on December 29, 2012.

In aggregate, based upon our review of the 2012 CMS Rule, we expect that LTAC Medicare payment rates will decline slightly in 2013 compared to current rates. The 2012 CMS Rule does not include the impact of a 2% sequestration payment reduction mandated by Congress that is now expected to apply to each claim submitted to Medicare beginning April 1, 2013.

On July 29, 2011, CMS issued the 2011 CMS Rules which, among other things, significantly reduced Medicare payments to nursing centers and changed the reimbursement for the provision of group rehabilitation therapy services to Medicare beneficiaries beginning October 1, 2011. CMS projected the impact of these changes will result in an 11.1% decrease in payments to skilled nursing centers. In addition to these rate changes, the 2011 CMS Rules introduced additional changes to RUG calculations along with adding additional patient assessments. Under the 2011 CMS Rules, group therapy is defined as therapy sessions with four patients who are performing similar therapy activities. In addition, for purposes of assigning patients to RUGs IV payment categories, the minutes of group therapy are divided by four with 25% of the minutes being allocated to each patient. The 2011 CMS Rules also clarify the circumstances for reporting breaks in care of three or more days of therapy and also implement a new change of therapy assessment that is designed to allocate the patient to the RUG level that represents the treatment provided in the last seven days. Both changes are likely to produce alterations in the RUG scores billed for the patient along with generating additional patient assessments. We believe that the 2011 CMS Rules on an annual basis have reduced our revenues by approximately $100 million to $110 million in our nursing center business and have negatively impacted our rehabilitation therapy business by approximately $40 million to $50 million.

In February 2012, Congress passed the Job Creation Act which provides for reductions in reimbursement of Medicare bad debts at our hospitals and nursing and rehabilitation centers. For the hospitals, the current bad debt reimbursement rate of 70% for all bad debts will be lowered to 65% effective for cost reporting periods beginning on or after October 1, 2012. For the nursing and rehabilitation centers, the Job Creation Act provides for a phase-in of the reduction in the rate of reimbursement for bad debts of patients that are dually eligible for Medicare and Medicaid. The rate of reimbursement for bad debts for these dually eligible patients will be reduced from 100% to 88%, then 76% and then 65% for cost reporting periods beginning on or after October 1, 2012, October 1, 2013, and October 1, 2014, respectively. The rate of reimbursement for bad debts for patients not dually eligible for both Medicare and Medicaid will be reduced from 70% to 65%, effective with cost reporting periods beginning on or after October 1, 2012. Approximately 90% of our Medicare bad debt reimbursements incurred at our nursing and rehabilitation centers are associated with patients that are dually eligible.

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

Though we cannot predict what reform proposals will be adopted or finally implemented, healthcare reform and regulations may have a material adverse effect on our business, financial position, results of operations and liquidity through, among other things, decreasing funds available for our services or increasing operating costs. We could be affected adversely by the continuing efforts of governmental and private third party payors to contain healthcare costs. We cannot assure you that reimbursement payments under governmental and private third party payor programs, including Medicare supplemental insurance policies, will remain at levels comparable to present levels or will be sufficient to cover the costs allocable to patients eligible for reimbursement pursuant to these programs. Future changes in third party payor reimbursement rates or methods, including the Medicare and Medicaid programs, or the implementation of other measures to reduce reimbursement for our services and products could result in a material reduction in our revenues. Our operating margins continue to be under pressure because of reduced Medicare reimbursement, deterioration in pricing flexibility, changes in payor mix, changes in length of stay and growth in operating expenses in excess of increases in payments by third party payors. In addition, as a result of competitive pressures, our ability to maintain operating margins through price increases to private patients or commercial payors remains limited. These results could have a material adverse effect on our business, financial position, results of operations and liquidity.

Expiration of the moratorium imposed on certain federal regulations otherwise applicable to LTAC hospitals, including HIHs and satellite hospitals, could have an adverse effect on our future revenues and profitability.

CMS has regulations governing payments to LTAC hospitals that are co-located with another hospital, such as a HIH. The rules generally limit Medicare payments to the HIH if the Medicare admissions to the HIH from its co-located hospital exceed 25% of the total Medicare discharges for the HIH’s cost reporting period. There are limited exceptions for admissions from rural, urban single and MSA Dominant hospitals. Patients transferred after they have reached the short-term acute care outlier payment status are not counted toward the admission threshold. Patients admitted prior to meeting the admission threshold, as well as Medicare patients admitted from a non co-located hospital, are eligible for the full payment under LTAC PPS. If the HIH’s admissions from the co-located hospital exceed the limit in a cost reporting period, Medicare will pay the lesser of: (1) the amount payable under LTAC PPS or (2) the amount payable under IPPS.

On May 1, 2007, CMS issued the 2007 Final Rule which expanded the “25 Percent Rule” to all LTAC hospitals, regardless of whether they are co-located with another hospital. Under the 2007 Final Rule, all LTAC hospitals were to be paid LTAC PPS rates for admissions from a single referral source up to 25% of aggregate Medicare admissions. Patients reaching high cost outlier status in the short-term hospital were not to be counted when computing the 25% limit. Admissions beyond the 25% threshold are to be paid at a lower amount based upon IPPS rates.

The SCHIP Extension Act initially placed a three-year moratorium on the expansion of the “25 Percent Rule” to freestanding hospitals. The ACA extended the moratorium on the expansion of the “25 Percent Rule” to freestanding LTAC hospitals from three years to five years. Following the ACA, the moratorium on the expansion of the “25 Percent Rule” to freestanding LTAC hospitals was set to expire for cost reporting periods beginning on or after July 1, 2012. However, the 2012 CMS Rule further extended the moratorium to all freestanding LTAC hospitals with cost report periods beginning on or after October 1, 2012 and before October 1, 2013. This created a potential gap period that will not affect any of our freestanding TC hospitals.

In addition, the ACA extended to five years the period during which: (1) HIHs may admit up to 50% of their patients from their co-located hospitals and still be paid according to LTAC PPS; and (2) LTAC hospitals that are co-located with an urban single hospital or a MSA Dominant hospital may admit up to 75% of their patients from such urban single or MSA Dominant hospital and still be paid according to LTAC PPS. The 2012 CMS Rule further extended these periods to all LTAC hospitals with cost report periods beginning on or after October 1, 2012 and before October 1, 2013.

Since these rules are complex and are based upon the volume of Medicare admissions and the source of those admissions, we cannot predict with any certainty the impact on our future revenues or operations from these regulations. If the “25 Percent Rule” is ultimately applied as currently written, it could have a material adverse effect on our business, financial position, results of operations and liquidity when the moratorium expires.

Future cost containment initiatives undertaken by third party payors may limit our revenues and profitability.

Initiatives undertaken by major insurers and managed care companies to contain healthcare costs or to respond to healthcare reform could affect the profitability of our services. These payors attempt to control healthcare costs by contracting with providers of healthcare to obtain services on a discounted basis. We believe that this trend will continue and intensify and may further limit reimbursements for healthcare services. If insurers or managed care companies from whom we receive substantial payments reduce the amounts they pay for services or limit access to our services, our profit margins may decline, or we may lose patients if we choose not to renew our contracts with these insurers at lower rates. These results could have a material adverse effect on our business, financial position, results of operations and liquidity.

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

We conduct business in a heavily regulated industry, and changes in regulations, the enforcement of these regulations or violations of regulations may result in increased costs or sanctions that reduce our revenues and profitability.

In the ordinary course of our business, we are subject regularly to inquiries and audits by federal and state agencies that oversee applicable healthcare program participation and payment regulations. We also are subject to government investigations. We believe that the regulatory environment surrounding most segments of the healthcare industry will remain intense.

The extensive federal, state and local regulations affecting the healthcare industry include, but are not limited to, regulations relating to licensure, conduct of operations, ownership of facilities, addition of facilities, allowable costs, services and prices for services, facility staffing requirements, qualifications and licensure of staff, environmental and occupational health and safety, and the confidentiality and security of health-related information. In particular, various laws, including the anti-kickback, anti-fraud and abuse amendments codified under the Social Security Act, prohibit certain business practices and relationships that might affect the provision and cost of healthcare services reimbursable under Medicare and Medicaid, including the payment or receipt of remuneration for the referral of patients whose care will be paid by Medicare or other governmental programs. Sanctions for violating the anti-kickback, anti-fraud and abuse amendments under the Social Security Act include criminal penalties, civil sanctions, fines and possible exclusion from government programs such as Medicare and Medicaid. See “Part I – Item 1 – Business – Governmental Regulation.”

Federal and state governments continue to pursue intensive enforcement policies resulting in a significant number of inspections, audits, citations of regulatory deficiencies and other regulatory sanctions including demands for refund of overpayments, terminations from the Medicare and Medicaid programs, bans on Medicare and Medicaid payments for new admissions and civil monetary penalties or criminal penalties. RAC audits and other audits evaluating the medical necessity of services provided are expected to further intensify the regulatory environment surrounding the healthcare industry as third party firms engaged by CMS commence extensive reviews of claims data and medical and other records to identify improper payments to healthcare providers under the Medicare program. If we fail to comply with the extensive laws, regulations and prohibitions applicable to our businesses, we could become ineligible to receive government program reimbursement, suffer civil or criminal penalties or be required to make significant changes to our operations. In addition, we could be forced to expend considerable resources responding to investigations, audits or other enforcement actions related to these laws, regulations or prohibitions. Furthermore, should we lose the licenses for one or more of our facilities as a result of regulatory action or otherwise, we could be in default under our Master Lease Agreements, our Credit Facilities and indenture governing the Notes. Failure of our staff to satisfy applicable licensure requirements, or of our hospitals, IRFs, nursing and rehabilitation centers, our rehabilitation operations, and home health and hospice operations, to satisfy applicable licensure and certification requirements could have a material adverse effect on our business, financial position, results of operations and liquidity.

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

As a result of our participation in the Medicare and Medicaid programs, we face and are currently subject to various governmental reviews, audits and investigations to verify our compliance with these programs and applicable laws and regulations. An increasing level of governmental and private resources is being devoted to the investigation of allegations of fraud and abuse in the Medicare and Medicaid programs, and federal and state regulatory authorities are taking an increasingly strict view of the requirements imposed on healthcare providers by the Social Security Act, the Medicare and Medicaid programs and other applicable laws. We are routinely subject to audits under various government programs, including the RAC program, in which third party firms engaged by CMS conduct extensive reviews of claims data and medical and other records to identify potential improper payments to healthcare providers under the Medicare program. In addition, we, like other nursing center operators, are subject to ongoing investigations by the OIG into the billing of rehabilitation services provided to Medicare patients and general compliance with conditions of participation with Medicare and Medicaid. Private pay sources also often reserve the right to conduct audits. Our costs to respond to and defend reviews, audits and investigations are significant and are likely to increase in the current enforcement environment. In the past, some of these audits and investigations have required us to refund or retroactively adjust amounts that have been paid under the relevant program or from other payors. We may be subject to similar obligations in the future. Moreover, an adverse review, audit or investigation also could result in other adverse consequences, particularly if the underlying conduct is found to be systemic. These consequences include:

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

Additionally, if we violate the Anti-Kickback Statute or the Stark Law, or if we improperly bill for our services, we may be found to violate the FCA, either under a suit brought by the government or by a private person under a qui tam, or “whistleblower,” lawsuit.

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

If our TC hospitals fail to maintain their certification as LTAC hospitals, our profitability would decline.

If our TC hospitals, satellite TC facilities or HIHs fail to meet or maintain the standards for certification as LTAC hospitals, such as average minimum length of patient stay, they will receive payments under the prospective payment system applicable to general acute care hospitals rather than payment under the system applicable to LTAC hospitals. Payments at rates applicable to general acute care hospitals would result in our TC hospitals receiving less Medicare reimbursement than they currently receive for patient services and our profitability would decline. In addition, implementation of additional LTAC hospital certification criteria and medical necessity reviews may limit the population of patients eligible for our services or change the basis upon which we are paid, which could have a material adverse effect on our business, financial position, results of operations and liquidity.

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

The LTAC Legislation was introduced into the United States Senate during a prior Congressional session. The LTAC Legislation would have implemented new patient and facility criteria for LTAC hospitals. The LTAC Legislation provided for patient criteria to ensure that LTAC hospital patients are physician screened for appropriateness prior to admission and throughout their stay. In addition, facility criteria would have established common requirements for the programmatic, personnel and clinical operations of a LTAC hospital. The LTAC Legislation further provided that at least 70% of patients must be medically complex in order for a hospital to maintain its Medicare certification as a LTAC hospital. While the LTAC Legislation was not enacted during a prior Congressional session, nor has it been reintroduced during the current session of Congress, the Company believes that similar legislation establishing patient and facility criteria for LTAC hospitals could be introduced in the future. However, there can be no assurances that the LTAC Legislation or any other legislation establishing patient and facility criteria for LTAC hospitals will be enacted in the future.

Implementation of additional criteria imposed by CMS or Congress that may limit the population of patients eligible for our hospital services or change the basis upon which we are paid could have a material adverse effect on our business, financial position, results of operations and liquidity.

Healthcare reform and other regulations could adversely affect the liquidity of our customers, which could have an adverse effect on their ability to make timely payments to us for our products and services.

The ACA and other laws and regulations that limit or restrict Medicare and Medicaid payments to our customers could adversely impact the liquidity of our customers, resulting in their inability to pay us, or to timely pay us, for our products and services. In addition, if our customers fail to comply with applicable laws and regulations they could be subject to possible sanctions, including loss of licensure or eligibility to participate in reimbursement programs, as well as civil and criminal penalties. These developments could have a material adverse effect on our business, financial position, results of operations and liquidity.

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

There are a number of federal and state laws protecting the confidentiality of certain patient health information, including patient records, and restricting the use and disclosure of that protected information. In particular, the privacy rules under HIPAA protect medical records and other personal health information by limiting their use and disclosure, giving individuals the right to access, amend and seek accounting of their own health information and limiting most uses and disclosures of health information to the minimum amount reasonably necessary to accomplish the intended purpose. If we are found to be in violation of the privacy or security rules under HIPAA or other federal or state laws protecting the confidentiality of patient health information, we could be subject to sanctions and civil or criminal penalties, which could increase our liabilities, harm our reputation and have a material adverse effect on our business, financial position, results of operations and liquidity.

Risk Factors Relating to Our Indebtedness

Our indebtedness could adversely affect our cash flow and prevent us from fulfilling our obligations.

We have a substantial amount of indebtedness. As of December 31, 2012, we had total indebtedness of approximately $1.6 billion in addition to availability of approximately $420 million under the ABL Facility (subject to a borrowing base and after giving effect to approximately $9 million of letters of credit outstanding on December 31, 2012). Our substantial amount of indebtedness could have important consequences. For example it could:

•	make it more difficult for us to satisfy our obligations with respect to our indebtedness;

•	increase our vulnerability to general adverse economic and industry conditions;

•	expose us to fluctuations in the interest rate environment because the interest rates under the Credit Facilities are variable;

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

•	restrict us from pursuing business opportunities.

Our indebtedness may restrict our current and future operations, which could adversely affect our ability to respond to changes in our business and manage our operations.

The terms of the Credit Facilities and the indenture governing the Notes include a number of restrictive covenants that impose significant operating and financial restrictions on us and our restricted subsidiaries, including restrictions on our and our restricted subsidiaries’ ability to, among other things:

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

The terms of the Credit Facilities also include certain additional restrictive covenants that impose significant operating and financial restrictions on us and our restricted subsidiaries, including restrictions on our and our restricted subsidiaries’ ability to, among other things:

•	change the date on which our fiscal years or quarters end;

•	engage in business other than relating to owning, operating or managing healthcare facilities;

•	enter into sale and lease-back transactions;

•	modify certain agreements;

•	make or incur capital expenditures; and

•	hold cash and temporary cash investments outside of collateral accounts.

In addition, the Credit Facilities require us to comply with financial covenants, including a maximum leverage ratio and a minimum fixed charge coverage ratio.

Our ability to comply with these agreements may be affected by events beyond our control, including prevailing economic, financial and industry conditions. These covenants could have an adverse effect on our business by limiting our ability to take advantage of financing, merger and acquisition or other corporate opportunities. The breach of any of these covenants or restrictions could result in a default under the Credit Facilities or the indenture governing the Notes.

Our failure to comply with the agreements relating to our outstanding indebtedness, including as a result of events beyond our control, could result in an event of default that could materially and adversely affect our business, financial condition, results of operations and liquidity.

If there were an event of default under any of the agreements relating to our outstanding indebtedness, including the Credit Facilities and the indenture governing the Notes, we may not be able to incur additional indebtedness under the Credit Facilities and the holders of the defaulted debt could cause all amounts outstanding with respect to that debt to be due and payable immediately. We cannot assure you that our assets or cash flow would be sufficient to fully repay borrowings under our outstanding debt instruments if accelerated upon an event of default, which could have a material adverse effect on our ability to continue to operate as a going concern. Further, if we are unable to repay, refinance or restructure our secured debt, the holders of such debt could proceed against the collateral securing that indebtedness. In addition, any event of default or declaration of acceleration under one debt instrument also could result in an event of default under one or more of our other debt instruments or under the Master Lease Agreements. Moreover, counterparties to some of our contracts material to our business may have the right to amend or terminate those contracts if we have an event of default or a declaration of acceleration under certain of our indebtedness, which could adversely affect our business, financial condition, results of operations and liquidity.

We, including our subsidiaries, have the ability to incur substantially more indebtedness, including senior secured indebtedness, which could further increase the risks associated with our leverage.

Subject to the restrictions in the Credit Facilities and the indenture governing the Notes, we, including our subsidiaries, have the ability to incur significant additional indebtedness. As of December 31, 2012:

•	we had $1.1 billion of senior secured indebtedness under the Credit Facilities;

•	we had $550 million of senior unsecured indebtedness under the Notes;

•

we had approximately $420 million available for borrowing under the ABL Facility (subject to a borrowing base and after giving effect to approximately $9 million of letters of credit outstanding on December 31, 2012) which, if borrowed, would be senior secured indebtedness; and

•

subject to our compliance with certain covenants and other conditions, we have the option to incur certain additional secured indebtedness and/or additional unsecured indebtedness which would rank pari passu with the Notes.

Although the terms of the Credit Facilities and the indenture governing the Notes include restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of important exceptions, and indebtedness incurred in compliance with these restrictions could be substantial. If we incur significant additional indebtedness, the related risks that we face could increase.

We may not be able to generate sufficient cash to pay rents related to our leased properties and service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

A substantial portion of our cash flows from operations is dedicated to the payment of rents related to our leased properties, as well as principal and interest obligations on our outstanding indebtedness. Our ability to generate cash depends on many factors beyond our control, and any failure to meet our debt service obligations could harm our business, financial condition and results of operations. Our ability to make payments on and to refinance our indebtedness and to fund working capital needs and planned capital expenditures will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, business, legislative, regulatory and other factors that are beyond our control.

If our business does not generate sufficient cash flow from operations or if future borrowings are not available to us in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs, we may need to refinance all or a portion of our indebtedness on or before the maturity thereof, sell assets, reduce or delay capital investments or seek to raise additional capital, any of which could have a material adverse effect on our operations. In addition, we may not be able to effect any of these actions, if necessary, on commercially reasonable terms or at all. The terms of existing or future debt instruments may limit or prevent us from taking any of these actions. Our ability to restructure or refinance our indebtedness will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. In addition, any failure to make scheduled payments of interest and principal on our outstanding indebtedness would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness on commercially reasonable terms or at all. Our inability to generate sufficient cash flow to satisfy our debt service obligations, or to refinance or restructure our obligations on commercially reasonable terms or at all, would have an adverse effect, which could be material, on our business, financial condition, results of operations and liquidity.

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

We lease 38 of our TC hospitals and 159 of our nursing and rehabilitation centers from Ventas under our Master Lease Agreements. Our failure to pay the rent or otherwise comply with the provisions of any of our Master Lease Agreements would result in an “Event of Default” under such Master Lease Agreement and also could result in a default under the Credit Facilities and, if repayment of the borrowings under the Credit Facilities were accelerated, also under the indenture governing the Notes. Upon an Event of Default, remedies available to Ventas include, without limitation, terminating such Master Lease Agreement, repossessing and reletting the leased properties and requiring us to remain liable for all obligations under such Master Lease Agreement, including the difference between the rent under such Master Lease Agreement and the rent payable as a result of reletting the leased properties, or requiring us to pay the net present value of the rent due for the balance of the term of such Master Lease Agreement. The exercise of such remedies would have a material adverse effect on our business, financial position, results of operations and liquidity.

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

Borrowings under the Credit Facilities bear interest at variable rates. Interest rate changes will not affect our obligation for any debt incurred under the Credit Facilities, but could affect the amount of our interest payments, and accordingly, our future earnings and cash flows, assuming other factors are held constant. Pursuant to the terms of the Credit Facilities, we have entered into an interest rate swap that fixes a portion of our interest rate interest payments in order to reduce interest rate volatility; however, any interest rate swaps we enter into do not fully mitigate our interest rate risk. As a result, an increase in interest rates, whether because of an increase in market interest rates or an increase in our own cost of borrowing, would increase the cost of servicing our debt and could materially reduce our profitability. For example, a change of one-eighth percent in the interest rates for the Credit Facilities would increase or decrease annual interest expense by approximately $1 million.

Risks Factors Relating to Our Capital and Liquidity

The condition of the financial markets, including volatility and weakness in the equity, capital and credit markets, could limit the availability and terms of debt and equity financing sources to fund the capital and liquidity requirements of our businesses.

Financial markets experienced significant disruptions over the past few years. These disruptions have impacted liquidity in the debt markets, making financing terms for borrowers less attractive and, in certain cases, significantly reducing the availability of certain types of debt financing. Despite the instability over the past few years within the financial markets nationally and globally, we have not experienced any individual lender limitations to extend credit under our Credit Facilities. However, the obligations of each of the lending institutions in the ABL Facility are separate and the availability of future borrowings under the ABL Facility could be impacted by further volatility and disruptions in the financial credit markets or other events. We cannot assure you that a prolonged downturn in the credit markets or other circumstances will not impact our ability to access or to refinance the Credit Facilities. Our inability to access or refinance the Credit Facilities would have a material adverse effect on our business, financial position, results of operations and liquidity.

The Credit Facilities are collateralized by substantially all of our assets including certain owned real property and is guaranteed by substantially all of our subsidiaries. The terms of the Credit Facilities and the indenture governing the Notes include financial covenants and certain other provisions that limit acquisitions and annual capital expenditures. We were in compliance with the terms of the Credit Facilities and the indenture governing the Notes at December 31, 2012. However, a downturn in operating earnings or events beyond our control could impair our ability to comply with the covenants contained within the Credit Facilities and the indenture governing the Notes. If we anticipated a potential financial or other covenant violation, however, we would seek relief from our lenders for the Credit Facilities and the holders of the Notes, which likely would include costs to us, and such relief may not be on terms as favorable as those in the Credit Facilities or the Notes, as applicable. Under these circumstances, there is also the potential that our lenders under the Credit Facilities or the holders of the Notes would not grant relief to us. A default due to the violation of a financial or other covenant contained within the Credit Facilities, the indenture governing the Notes or the occurrence of an “Event of Default” under the Master Lease Agreements could require us to immediately repay all amounts then outstanding under the Credit Facilities and the Notes.

If we have future capital needs that cannot be funded from operating cash flows, any future issuances of equity securities may dilute the value of our common stock and any additional issuances of debt may increase our leverage.

Though we anticipate that the cash amounts generated internally, together with amounts available under the Credit Facilities, will be sufficient to implement our business plan for the foreseeable future, we may need additional capital if a substantial acquisition or other growth opportunity becomes available or if unexpected events occur or opportunities arise. We cannot assure you that additional capital will be available, or available on terms favorable to us. If capital is not available, we may not be able to fund internal or external business expansion or respond to competitive pressures or other market conditions. If available, we may obtain additional capital through the public or private sale of debt or equity securities. However, our ability to access the public debt or equity capital markets, on terms favorable to us or at all, may be limited by further disruptions in these markets or other events. If we sell equity securities, the transaction could be dilutive to our existing shareholders. Furthermore, these securities could have rights, preferences and privileges more favorable than those of our common stock. If we incur additional debt, our leverage may increase and could have a material adverse effect on our business, financial position, results of operations and liquidity.

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

Equity markets are prone to, and in the last few years have experienced, significant price and volume fluctuations. Volatility over the past few years has had a significant impact on the market price of securities issued by many companies, including us and other companies in the healthcare industry. If we are unable to operate our businesses as profitably as we have in the past or as our stockholders expect us to in the future, the market price of our common stock will likely decline as stockholders could sell shares of our common stock when it becomes apparent that the market expectations may not be realized. In addition to our operating results, many economic and other factors beyond our control could have an adverse effect on the price of our common stock, including:

•	regulatory and reimbursement changes;

•	quarterly variations in operating results;

•	general economic conditions;

•	changes in financial estimates and recommendations by securities analysts;

•	operating and stock price performance of other companies that investors may deem comparable;

•	press releases or negative publicity relating to our competitors or us or relating to trends in healthcare;

•	adverse outcomes from litigation and government or regulatory investigations;

•	sales of stock by insiders;

•	changes in our credit ratings;

•	natural disasters, terrorist attacks and pandemics; and

•	limitations on our ability to repurchase our common stock.

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

We intend to continue to selectively pursue strategic acquisitions of, investments in, and strategic alliances with, hospitals, IRFs, nursing centers, rehabilitation operations, and home health and hospice operations, particularly where an acquisition may assist us in scaling our operations more rapidly and efficiently than internal growth. Acquisitions may involve significant cash expenditures, debt incurrence, additional operating losses, amortization of certain intangible assets of acquired companies, dilutive issuances of equity securities and expenses that could have a material adverse effect on our business, financial position, results of operations and liquidity.

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

We continue to seek acquisitions and other strategic opportunities for each of our businesses, particularly where an acquisition or strategic opportunity may assist us in scaling our operations more rapidly and efficiently than internal growth. Accordingly, we are often engaged in evaluating potential transactions and other strategic alternatives, some of which may be significant in size, and we engage in preliminary discussions that may result in one or more transactions. Although there is uncertainty that any of our discussions will result in definitive agreements or the timing of announcement or completion of any transaction, our business, short-term and long-term financial position, results of operations and liquidity may be impacted if we announce or complete any such transaction or if we incur substantial costs or other losses in connection with such transaction, whether or not it is completed. Moreover, although we intend to enter into transactions that enhance long-term shareholder value, our ability to achieve this objective would be subject to integration risks, the ability to retain and attract key personnel, the ability to realize synergies and other risks, all of which would be more material with transactions of significant size.

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

We operate 14 of our facilities through joint ventures with unrelated parties. We are the majority owner of each of those joint ventures. We may enter into additional joint ventures with unrelated parties in the future to acquire, own or operate hospitals, IRFs, nursing and rehabilitation centers and/or home health and hospice services. We will typically seek to be the majority owner of any such new joint ventures. While, as the majority owner, we typically control the day-to-day activities of these joint ventures, the joint venture agreements with our partners often include provisions reserving certain major actions for super-majority approval. Such actions may include entering into a new business activity or ceasing an existing activity, taking on substantial debt, admitting new partners, and terminating the venture. In addition, the joint venture agreements may restrict our ability to derive cash from the joint venture and affect our ability to transfer our interest in the joint venture. We may be required to provide additional capital to a joint venture if our partner defaults on its capital obligations.

Certain events or circumstances could result in the impairment of our assets or other charges, including, without limitation, impairments of goodwill and identifiable intangible assets that result in material charges to earnings.

We review the carrying value of certain long-lived assets, finite lived intangible assets and indefinite-lived intangible assets with respect to any events or circumstances that indicate an impairment or an adjustment to the amortization period may be necessary, such as when the market value of our common stock is below book equity value. On an ongoing basis, we also evaluate, based upon the fair value of our reporting units, whether the carrying value of our goodwill is impaired. If circumstances suggest that the recorded amounts of any of these assets cannot be recovered based upon estimated future cash flows, the carrying values of such assets are reduced to fair value. If the carrying value of any of these assets is impaired, we may incur a material charge to earnings.

During 2012, we determined that pretax impairment charges aggregating $111 million were necessary, which included $108 million of goodwill and $3 million of property and equipment. These charges were directly related to the Taxpayer Relief Act and the 2011 CMS Rules which significantly reduced Medicare payments to our skilled nursing rehabilitation services operating segment and our nursing and rehabilitation centers.

In the fourth quarter 2011, we incurred an aggregate pretax impairment charge of $54 million, of which $11 million was reclassified to discontinued operations in 2012, on the value of the certificates of need intangible assets of certain hospitals and co-located nursing and rehabilitation centers in Massachusetts. See note 1 of the notes to consolidated financial statements.

During 2011, we also determined that pretax impairment charges aggregating $75 million were necessary, which included $52 million of goodwill and $23 million of property and equipment. These charges were directly related to the 2011 CMS Rules which significantly reduced Medicare payments to our nursing and rehabilitation centers and changed the reimbursement for group rehabilitation therapy services.

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

In addition, healthcare providers are experiencing a high level of union activity across the country. At December 31, 2012, approximately 3,000 of the employees at 35 of our facilities were unionized. Though we cannot predict the degree to which we will be affected by future union activity, there are continuing legislative proposals that could result in increased union activity. We could experience an increase in labor and other costs from such union activity. Furthermore, we could experience a disruption of our operations if our employees were to engage in a strike or other work stoppage.

We expect to continue to experience increases in our labor costs primarily due to higher wages and greater benefits required to attract and retain qualified healthcare personnel. Salaries, wages and benefits were approximately 59% of our consolidated revenues for the year ended December 31, 2012. Our ability to manage labor costs will significantly affect our future operating results.

We could experience significant legal actions, fines and increases in our operating costs if we fail to comply with state minimum staffing requirements.

Various states in which we operate hospitals and nursing and rehabilitation centers have established minimum staffing requirements or may establish minimum staffing requirements in the future. Staffing requirements in some states are not contingent upon any additional appropriation of state funds in any budget act or other statute. Our ability to satisfy such staffing requirements will, among other things, depend upon our ability to attract and retain qualified healthcare professionals.

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

Our future success depends in large part upon the leadership and performance of our executive management team and key employees and our ability to retain and motivate these individuals. Competition for these individuals is intense and there can be no assurance that we will retain our key officers and employees or that we can attract or retain other highly qualified individuals in the future. If we lose the services of one or more of our key officers or employees, or if one or more of them decides to join a competitor or otherwise compete directly or indirectly with us, we may not be able to successfully manage our business, achieve our business objectives or replace them with similarly qualified personnel. If we lose key personnel, we may be unable to replace them with personnel of comparable experience, reputation in the industry or skills. The loss of any of our key officers or employees could have a material adverse effect on our business, financial position, results of operations and liquidity.

If we fail to attract patients and compete effectively with other healthcare providers or if our referral sources fail to view us as an attractive post-acute healthcare provider, our revenues and profitability may decline.

The post-acute healthcare services industry is highly competitive. Our hospitals face competition from healthcare providers that provide services comparable to those offered by our hospitals. Many competing hospitals are larger and more established than our hospitals. We may experience increased competition from existing hospitals, as well as hospitals converted, in whole or in part, to specialized care facilities. Our nursing and rehabilitation centers compete on a local and regional basis with other nursing centers and post-acute healthcare providers. Some of our competitors operate newer facilities and may offer services not provided by us or are operated by entities having greater financial and other resources than us. Our rehabilitation and home health and hospice divisions compete with national, regional and local service providers within our markets. Several of these competitors may have greater financial and other resources than us, may be more established in the markets in which we compete and may be willing to provide services at lower prices. We cannot assure you that increased competition in the future will not adversely affect our business, financial position, results of operations and liquidity.

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

We also are subject to lawsuits under the FCA and comparable state laws for submitting fraudulent bills for services to the Medicare and Medicaid programs. These lawsuits, which may be initiated by “whistleblowers,” can involve significant monetary damages, fines, attorneys’ fees and the award of bounties to private qui tam plaintiffs who successfully bring these suits and to the government programs. We also are subject to payment obligations under contracts we enter into with our rehabilitation division customers to indemnify them against claim denials associated with our services.

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

Our limited purpose insurance subsidiary covers losses up to specified limits per occurrence. On a per claim basis, coverage for losses in excess of those insured by the limited purpose insurance subsidiary are maintained through unaffiliated commercial reinsurance carriers. Our limited purpose insurance subsidiary insures all claims in all states up to a per occurrence limit without the benefit of any aggregate stop loss limit, thereby increasing our financial risk. We maintain professional and general liability insurance in amounts and coverage that management believes are sufficient for our operations. However, our insurance may not cover all claims against us or the full extent of our liability nor continue to be available at a reasonable cost. Moreover, the cost of reinsurance coverage maintained with unaffiliated commercial insurance carriers is costly and may continue to increase. There can be no assurances that in the future reinsurance will be available at a reasonable price or that we will be able to maintain adequate levels of professional and general liability insurance coverage. If we are unable to maintain adequate insurance coverage or are required to pay punitive damages that are uninsured, we may be exposed to substantial liabilities.

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

Failure to maintain the security and functionality of our information systems and related software could expose us to a number of adverse consequences, the vast majority of which are not insurable, including but not limited to disruptions in our operations, regulatory and other civil and criminal penalties, breach of patient information, loss of customers, disputes with payors and increased operating expense, which either individually or in the aggregate could have a material adverse effect on our business, financial position, results of operations and liquidity.

We have limited operational and strategic flexibility since we lease a substantial number of our facilities.

We lease a substantial number of our facilities from Ventas and other third parties. Under our leases, we generally are required to operate continuously our leased properties as a provider of healthcare services. In addition, these leases generally limit or restrict our ability to assign the lease to another party. Our failure to comply with these lease provisions would result in an event of default under the leases and subject us to material damages, including potential defaults under the Credit Facilities and the indenture governing the Notes. Given these restrictions, we may be forced to continue operating unprofitable facilities to avoid defaults under our leases. See “Part I – Item 1 – Business – Master Lease Agreements.”

Possible changes in the acuity of residents and patients, as well as payor mix and payment methodologies, may significantly affect our profitability.

The sources and amount of our revenues are determined by a number of factors, including the occupancy rates of our facilities, length of stay, the payor mix of residents and patients, rates of reimbursement among payors and patient acuity. Changes in patient acuity as well as payor mix among private pay, Medicare and Medicaid may significantly affect our profitability. In particular, any significant decrease in our population of high acuity patients or any significant increase in our Medicaid population could have a material adverse effect on our business, financial position, results of operations and liquidity, especially if state Medicaid programs continue to limit, or more aggressively seek limits on, reimbursement rates.

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

For information concerning the hospitals and nursing and rehabilitation centers operated by us, see “Part I – Item 1 – Business – Hospital Division – Hospital Facilities,” “Part I – Item 1 – Business – Nursing Center Division – Nursing and Rehabilitation Center Facilities,” and “Part I – Item 1 – Business – Master Lease Agreements.” We believe that our facilities are adequate for our future needs in such locations. All borrowings under the Credit Facilities are secured by a first priority lien and second priority lien on all eligible real property, which is held in fee.

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

We are a party to various legal actions (some of which are not insured), and regulatory and other governmental audits and investigations in the ordinary course of our business. We cannot predict the ultimate outcome of pending litigation and regulatory and other governmental audits and investigations. These matters could potentially subject us to sanctions, damages, recoupments, fines and other penalties. The DOJ, CMS or other federal and state enforcement and regulatory agencies may conduct additional investigations related to our businesses in the future that may, either individually or in the aggregate, have a material adverse effect on our business, financial position, results of operations and liquidity. See “Part I – Item 1A – Risk Factors – Risk Factors Relating to Our Operations – ‘We could experience significant legal actions, fines and increases in our operating costs if we fail to comply with state minimum staffing requirements,’ ‘– Significant legal actions could subject us to increased operating costs and substantial uninsured liabilities, which could materially and adversely affect our business, financial position, results of operations and liquidity,’ and ‘– Federal and state employment-related laws and regulations could increase our cost of doing business and subject us to significant back pay awards, fines and lawsuits,’ and note 19 of the notes to consolidated financial statements for a description of our other pending legal proceedings.

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

	Sales price of common stock
2012	High	Low
First quarter	$13.62	$8.63
Second quarter	$10.87	$7.60
Third quarter	$12.76	$8.80
Fourth quarter	$12.13	$9.68

2011	High	Low
First quarter	$26.27	$17.85
Second quarter	$28.99	$20.53
Third quarter	$23.69	$8.62
Fourth quarter	$13.12	$7.67

Our Credit Facilities and the indenture governing the Notes contain covenants that limit, among other things, our ability to pay dividends. Any determination to pay dividends in the future will be dependent upon our results of operations, financial position, contractual restrictions, restrictions imposed by applicable laws and other factors deemed relevant by our Board of Directors. We have not paid, and do not currently anticipate that we will pay in the foreseeable future, any cash dividends on our common stock, although our Board of Directors has the right to do so in the future. Accordingly, investors must currently rely on sales of their common stock after price appreciation which may never occur, as the only way to realize any future gains on their investment. Investors seeking cash dividends in the immediate future should not purchase our common stock.

As of January 31, 2013, there were 1,677 holders of record of our common stock.

See “Part III – Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” for disclosures regarding our equity compensation plans.

PERFORMANCE GRAPH

The following graph summarizes the cumulative total return to shareholders of our common stock from December 31, 2007 to December 31, 2012, compared to the cumulative total return on the Standard & Poor’s 500 Stock Index (the “S&P Composite Index”) and the Standard & Poor’s 1500 Health Care Index (the “S&P 1500 Health Care Index”). The graph assumes an investment of $100 in each of our common stock, the S&P Composite Index, and the S&P 1500 Health Care Index on December 31, 2007, and also assumes the reinvestment of all cash dividends.

COMPARISON OF CUMULATIVE TOTAL RETURN

	12/31/07	12/31/08	12/31/09	12/31/10	12/30/11	12/31/12
Kindred Healthcare, Inc.	$100.00	$52.12	$73.90	$73.54	$47.12	$43.31
S&P Composite Index	100.00	63.01	79.69	91.71	93.62	108.59
S&P 1500 Health Care Index	100.00	76.27	92.13	96.96	108.44	128.34

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total number of shares (or units) purchased (1)	Average price paid per share (or unit) (2)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (1)
Month #1 (October 1 – October 31)	1,016	$10.34	–	$–

Month #2 (November 1 – November 30)	916	10.21	–	–

Month #3 (December 1 – December 31)	3,157	10.89	–	–

Total	5,089	$10.66	–	$–

(1)	These amounts represent shares of our common stock, par value $0.25 per share, withheld to offset tax withholding obligations that occurred upon the vesting and release of restricted shares previously granted under our stock-based compensation plans for our employees (the “Withheld Shares”). For each employee, the total tax withholding obligation is divided by the closing price of our common stock on the NYSE on the applicable vesting date to determine the total number of Withheld Shares required to satisfy such withholding obligation.
(2)	The average price per share for each period was calculated by dividing the sum of the aggregate value of the Withheld Shares by the total number of Withheld Shares.

Item 6.	Selected Financial Data

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

	Year ended December 31,
(In thousands, except per share amounts)	2012	2011	2010	2009	2008
Statement of Operations Data:
Revenues	$6,181,291	$5,503,928	$4,346,984	$4,255,726	$4,081,421

Salaries, wages and benefits	3,672,475	3,243,603	2,497,293	2,473,444	2,366,581
Supplies	432,008	399,819	340,802	331,591	315,952
Rent	428,979	398,045	356,352	347,205	337,533
Other operating expenses	1,233,134	1,160,293	945,676	882,777	850,741
Other income	(10,812)	(11,191)	(11,422)	(11,512)	(17,407)
Impairment charges	110,856	118,202	–	–	–
Depreciation and amortization	201,068	165,227	121,374	125,562	119,884
Interest expense	107,896	80,919	7,090	7,880	15,373
Investment income	(1,054)	(1,031)	(1,245)	(4,413)	(7,096)

	6,174,550	5,553,886	4,255,920	4,152,534	3,981,561

Income (loss) from continuing operations before income taxes	6,741	(49,958)	91,064	103,192	99,860
Provision (benefit) for income taxes	39,112	(1,905)	34,173	39,679	38,628

Income (loss) from continuing operations	(32,371)	(48,053)	56,891	63,513	61,232
Discontinued operations, net of income taxes:
Income (loss) from operations	(2,208)	(5,666)	53	30	(4,171)
Loss on divestiture of operations	(4,745)	–	(453)	(23,432)	(20,776)

Loss from discontinued operations	(6,953)	(5,666)	(400)	(23,402)	(24,947)

Net income (loss)	(39,324)	(53,719)	56,491	40,111	36,285
(Earnings) loss attributable to noncontrolling interests	(1,043)	238	–	–	–

Income (loss) attributable to Kindred	$(40,367)	$(53,481)	$56,491	$40,111	$36,285

Amounts attributable to Kindred stockholders:
Income (loss) from continuing operations	$(33,414)	$(47,815)	$56,891	$63,513	$61,232
Loss from discontinued operations	(6,953)	(5,666)	(400)	(23,402)	(24,947)

Net income (loss)	$(40,367)	$(53,481)	$56,491	$40,111	$36,285

Earnings (loss) per common share:
Basic:
Income (loss) from continuing operations	$(0.65)	$(1.04)	$1.44	$1.63	$1.58
Discontinued operations:
Income (loss) from operations	(0.04)	(0.12)	–	–	(0.11)
Loss on divestiture of operations	(0.09)	–	(0.01)	(0.60)	(0.53)

Net income (loss)	$(0.78)	$(1.16)	$1.43	$1.03	$0.94

Diluted:
Income (loss) from continuing operations	$(0.65)	$(1.04)	$1.44	$1.62	$1.56
Discontinued operations:
Income (loss) from operations	(0.04)	(0.12)	–	–	(0.11)
Loss on divestiture of operations	(0.09)	–	(0.01)	(0.60)	(0.53)

Net income (loss)	$(0.78)	$(1.16)	$1.43	$1.02	$0.92

Shares used in computing earnings (loss) per common share:
Basic	51,659	46,280	38,738	38,339	37,830
Diluted	51,659	46,280	38,954	38,502	38,397
Financial Position:
Working capital	$438,435	$384,359	$214,654	$241,032	$403,917
Total assets	4,237,946	4,138,493	2,337,415	2,022,224	2,181,761
Long-term debt	1,648,706	1,531,882	365,556	147,647	349,433
Equity	1,292,844	1,320,541	1,031,759	966,594	914,975

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion together with the selected financial data in Item 6 and our consolidated financial statements and the notes thereto included in this Annual Report on Form 10-K. All financial and operating data presented in Items 6 and 7 reflect the continuing operations of our business for all periods presented unless otherwise indicated.

Overview

We are a healthcare services company that through our subsidiaries operates TC hospitals, IRFs, nursing and rehabilitation centers, assisted living facilities, a contract rehabilitation services business and a home health and hospice business across the United States. At December 31, 2012, our hospital division operated 116 TC hospitals (8,382 licensed beds) and six IRFs (259 licensed beds) in 26 states. Our nursing center division operated 223 nursing and rehabilitation centers (27,142 licensed beds) and six assisted living facilities (341 licensed beds) in 27 states. Our rehabilitation division provided rehabilitation services primarily in hospitals and long-term care settings. Our home health and hospice division provided home health, hospice and private duty services from 101 locations in ten states.

In recent years, we have completed several strategic divestitures to improve our future operating results. For accounting purposes, the operating results of these businesses and the losses or impairments associated with these transactions have been classified as discontinued operations in the accompanying consolidated statement of operations for all periods presented. Assets not sold at December 31, 2012 have been measured at the lower of carrying value or estimated fair value less costs of disposal and have been classified as held for sale in the accompanying consolidated balance sheet. See note 4 of the notes to consolidated financial statements.

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

At the RehabCare Merger date, we acquired 32 TC hospitals, five IRFs, approximately 1,200 rehabilitation therapy sites of service and 102 hospital-based inpatient rehabilitation units. The RehabCare Merger expanded our service offerings, positioned us for future growth and provided opportunities for significant operating synergies.

In connection with the RehabCare Merger, we entered into the Credit Facilities and the Notes. In 2011, we used proceeds from the Credit Facilities and the Notes to pay the Merger Consideration, repay all amounts outstanding under our and RehabCare’s previous credit facilities and to pay transaction costs. The amounts outstanding under our and RehabCare’s former credit facilities that were repaid at the RehabCare Merger closing were $390 million and $345 million, respectively. The Credit Facilities also included an option to increase the credit capacity in an aggregate amount between the two facilities by $200 million. We executed this option to increase the credit capacity by $200 million in October 2012. See note 11 of the notes to consolidated financial statements. In connection with the Credit Facilities and the Notes, we paid $46 million of lender fees related to debt issuance that were capitalized as deferred financing costs during 2011 and paid $13 million of other financing costs that were charged to interest expense during 2011.

All obligations under the Credit Facilities are fully and unconditionally guaranteed, subject to certain customary release provisions, by substantially all of our existing and future direct and indirect domestic 100% owned subsidiaries, as well as certain non-100% owned domestic subsidiaries as we may determine from time to time in our sole discretion. The Notes are fully and unconditionally guaranteed, subject to certain customary release provisions, by substantially all of our domestic 100% owned subsidiaries.

The agreements governing the Credit Facilities and the indenture governing the Notes include a number of restrictive covenants that, among other things and subject to certain exceptions and baskets, impose operating and financial restrictions on us and certain of our subsidiaries. Our ability to pay dividends is limited to certain restricted payment baskets, which may expand based upon accumulated earnings. In addition, we are required to comply with a minimum fixed charge coverage ratio and a maximum total leverage ratio under the Credit Facilities. These financing agreements governing the Credit Facilities and the indenture governing the Notes also contain customary affirmative covenants and events of default. See “– Liquidity” for additional information on the Credit Facilities and the Notes.

IntegraCare Acquisition

On August 31, 2012, we completed the IntegraCare Acquisition, which was financed through operating cash flows and proceeds from our ABL Facility. The IntegraCare Acquisition included 47 home health and hospice locations across Texas.

Professional Acquisition

On September 1, 2011, we completed the Professional Acquisition, which was financed through operating cash flows and proceeds from our ABL Facility. The Professional Acquisition included 27 home health and hospice locations in northern California, Arizona, Nevada and Utah.

Vista Acquisition

On November 1, 2010, we completed the Vista Acquisition, which was financed through operating cash flows and proceeds from our former revolving credit facility. The Vista Acquisition included four freestanding hospitals and one HIH with a total of 250 beds, all of which are located in southern California. We did not acquire the working capital of Vista or assume any of its liabilities. All of the Vista hospitals were leased at the time of the acquisition.

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

A summary of revenues by payor type follows (in thousands):

	Year ended December 31,
	2012	2011	2010
Medicare	$2,602,488	$2,389,331	$1,876,599
Medicaid	1,067,863	1,062,518	1,054,669
Medicare Advantage	463,912	413,793	344,334
Other	2,388,345	1,956,623	1,376,976

	6,522,608	5,822,265	4,652,578
Eliminations	(341,317)	(318,337)	(305,594)

	$6,181,291	$5,503,928	$4,346,984

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

In evaluating the collectibility of accounts receivable, we consider a number of factors, including the age of the accounts, changes in collection patterns, the composition of patient accounts by payor type, the status of ongoing disputes with third party payors and general industry conditions. Actual collections of accounts receivable in subsequent periods may require changes in the estimated provision for loss. Changes in these estimates are charged or credited to the results of operations in the period of the change. Based upon improved cash collections in our rehabilitation division, we recognized a change in estimate that reduced the provision for doubtful accounts by $8 million in the fourth quarter of 2012.

The provision for doubtful accounts totaled $24 million for 2012, $35 million for 2011 and $24 million for 2010.

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

Provisions for loss for professional liability risks retained by our limited purpose insurance subsidiary have been discounted based upon actuarial estimates of claim payment patterns using a discount rate of 1% to 5% depending upon the policy year. The discount rate was 1% for the 2010 through 2012 policy years and 2% to 5% for all prior policy years. The discount rates are based upon the risk free interest rate for the respective year.

Amounts equal to the discounted loss provision are funded annually. We do not fund the portion of professional liability risks related to estimated claims that have been incurred but not reported. Accordingly, these liabilities are not discounted. The allowance for professional liability risks aggregated $291 million at December 31, 2012 and $264 million at December 31, 2011. If we did not discount any of the allowances for professional liability risks, these balances would have approximated $293 million at December 31, 2012 and $267 million at December 31, 2011.

As a result of deterioration in professional liability and workers compensation underwriting results of our limited purpose insurance subsidiary in 2011, we made a capital contribution of $9 million in 2012 to our limited purpose insurance subsidiary. Conversely, as a result of improved professional liability underwriting results of our limited purpose insurance subsidiary in 2010 and 2009, we received distributions of $3 million in 2011 and $22 million in 2010 from our limited purpose insurance subsidiary. These transactions were completed in accordance with applicable regulations. Neither the capital contribution nor the distributions had any impact on earnings.

Changes in the number of professional liability claims and the cost to settle these claims significantly impact the allowance for professional liability risks. A relatively small variance between our estimated and actual number of claims or average cost per claim could have a material impact, either favorable or unfavorable, on the adequacy of the allowance for professional liability risks. For example, a 1% variance in the allowance for professional liability risks at December 31, 2012 would impact our operating income by approximately $3 million.

The provision for professional liability risks (continuing operations), including the cost of coverage maintained with unaffiliated commercial reinsurance carriers, aggregated $77 million for 2012, $63 million for 2011 and $55 million for 2010. The increase in 2012 was primarily attributable to an increase in frequency and severity of claims. Changes in estimates for prior year professional liability costs reduced professional liability costs by approximately $6 million, $13 million and $20 million in 2012, 2011 and 2010, respectively.

With respect to our discontinued operations, we recorded favorable pretax adjustments of $2 million in 2012, $3 million in 2011 and $5 million in 2010 resulting from changes in estimates for professional liability reserves related to prior years.

Provisions for loss for workers compensation risks retained by our limited purpose insurance subsidiary are not discounted and amounts equal to the loss provision are funded annually. The allowance for workers compensation risks aggregated $193 million at December 31, 2012 and $171 million at December 31, 2011. The provision for workers compensation risks (continuing operations), including the cost of coverage maintained with unaffiliated commercial insurance carriers, aggregated $59 million for 2012, $58 million for 2011 and $42 million for 2010. The increase in workers compensation costs in each of these years was primarily attributable to an increase in claims resulting from the growth in the number of employees, primarily from the RehabCare Merger.

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

The effective income tax rate for 2012 was negatively impacted by $92 million, representing the portion of a $108 million pretax asset impairment charge in our skilled nursing rehabilitation services reporting unit that is not deductible for income tax purposes. Our effective income tax rate was 3.8% in 2011 and 37.5% in 2010. The change in the effective income tax rate in 2011 was primarily attributable to certain impairment charges and transaction costs that are not deductible for income tax purposes. We recorded favorable income tax adjustments related to the resolution of state income tax contingencies from prior years that reduced the provision for income taxes by approximately $0.2 million in 2012 and approximately $3 million in each of 2011 and 2010.

There are significant uncertainties with respect to capital loss carryforwards that could affect materially the realization of certain deferred tax assets. Accordingly, we have recognized deferred tax assets to the extent it is more likely than not they will be realized and a valuation allowance is provided for deferred tax assets to the extent that it is uncertain that the deferred tax asset will be realized. We recognized net deferred tax assets totaling $3 million at December 31, 2012 and net deferred tax liabilities totaling $0.2 million at December 31, 2011.

We identified deferred income tax assets for state income tax NOLs of $53 million and $42 million at December 31, 2012 and 2011, respectively, and a corresponding deferred income tax valuation allowance of $48 million and $38 million at December 31, 2012 and 2011, respectively, for that portion of the net deferred income tax assets that we will likely not realize in the future. We had deferred tax assets for federal income tax NOLs of $8 million and $7 million at December 31, 2012 and 2011, respectively, with no deferred income tax valuation allowances at December 31, 2012 or 2011. The federal income tax NOLs expire in various amounts through 2033.

We are subject to various federal and state income tax audits in the ordinary course of business. Such audits could result in increased tax payments, interest and penalties. While we believe our tax positions are appropriate, we cannot assure you that the various authorities engaged in the examination of our income tax returns will not challenge our positions.

We record accrued interest and penalties associated with uncertain tax positions as income tax expense in the consolidated statement of operations. Accrued interest related to uncertain tax provisions totaled $0.1 million as of December 31, 2012 and 2011.

To the extent the unrecognized income tax benefits become realized or the related accrued interest is no longer necessary, our provision for income taxes would be favorably impacted by $1 million.

The federal statute of limitations remains open for tax years 2009 through 2011. During 2011, we resolved federal income tax audits for the 2007 through 2009 tax years. We are currently under examination by the Internal Revenue Service (the “IRS”) for the 2010 through 2012 tax years. We have been accepted into the IRS’s Compliance Assurance Process (“CAP”) for the 2012 and 2013 tax years. CAP is an enhanced, real-time review of a company’s tax positions and compliance. We expect participation in CAP to improve the timeliness of our federal tax examinations.

State jurisdictions generally have statutes of limitations for tax returns ranging from three to five years. The state impact of federal income tax changes remains subject to examination by various states for a period of up to one year after formal notification to the states. We currently have various state income tax returns under examination.

During 2010, we received approval from the IRS for an accounting method change for income tax purposes that resulted in a non-recurring reduction in income tax payments of approximately $25 million. In connection with the RehabCare Merger, the accounting method change was extended in 2012 for the 2011 tax year to certain entities and resulted in a non-recurring reduction in income tax payments of approximately $8 million during 2012. Our earnings were not impacted by these transactions.

Valuation of long-lived assets, goodwill and intangible assets

We review the carrying value of certain long-lived assets and finite lived intangible assets with respect to any events or circumstances that indicate an impairment or an adjustment to the amortization period is necessary. If circumstances suggest that the recorded amounts cannot be recovered based upon estimated future undiscounted cash flows, the carrying values of such assets are reduced to fair value.

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

In connection with the preparation of our operating results for the fourth quarter of 2012, we determined that the impact of regulatory changes related to our skilled nursing rehabilitation services reporting unit was a triggering event in the fourth quarter of 2012, simultaneously with our annual impairment test. The regulatory changes included a new pre-payment manual medical review process for certain Medicare Part B services exceeding $3,700 which became effective October 1, 2012 and new rules which will become effective April 1, 2013 under the Taxpayer Relief Act that reduce Medicare Part B payments by 50% for subsequent procedures when multiple therapy services are provided on the same day. We tested the recoverability of our skilled nursing rehabilitation services reporting unit goodwill, other intangible assets and long-lived assets. We recorded a pretax impairment charge aggregating $108 million ($102 million net of income taxes) (which represented the entire skilled nursing rehabilitation services reporting unit goodwill) in the fourth quarter of 2012 to reflect the amount by which the carrying value of goodwill exceeded the estimated fair value. We determined that other intangible assets and long-lived assets in the skilled nursing rehabilitation services reporting unit were not impaired.

On July 29, 2011, CMS issued the 2011 CMS Rules. In connection with the preparation of our operating results for the third quarter of 2011, we determined that the impact of the 2011 CMS Rules was a triggering event in the third quarter of 2011 and accordingly tested the recoverability of our nursing and rehabilitation centers reporting unit goodwill, intangible assets and property and equipment asset groups impacted by the reduced Medicare payments. We recorded pretax impairment charges aggregating $27 million ($16 million net of income taxes) in the third quarter of 2011. The charges included $6 million of goodwill (which represented the entire nursing and rehabilitation centers reporting unit goodwill) and $21 million of property and equipment. In addition, we recorded pretax impairment charges aggregating $2 million ($1 million net of income taxes) and $3 million ($2 million net of income taxes) in the fourth quarter of 2011 and for the year ended December 31, 2012, respectively, of property and equipment expenditures in the same nursing and rehabilitation center asset groups. These impairment charges reflected the amount by which the carrying value of certain assets exceeded their estimated fair value.

During the fourth quarter of 2011, the estimated negative impact from changes in the reimbursement of group rehabilitation therapy services to Medicare beneficiaries implemented by the 2011 CMS Rules on October 1, 2011 was greater than expected, and as a result, we lowered our cash flow expectations for our skilled nursing rehabilitation services reporting unit, causing the carrying value of goodwill of this reporting unit to exceed its estimated fair value in testing the recoverability of goodwill. As a result, we recorded a pretax impairment charge of $46 million ($43 million net of income taxes) in the fourth quarter of 2011. We also reviewed the other intangible assets and long-lived assets related to the skilled nursing rehabilitation services reporting unit and determined there were no impairments of these assets.

None of the previously discussed impairment charges impacted our cash flows or liquidity.

In accordance with the authoritative guidance for goodwill and other intangible assets, we are required to perform an impairment test for goodwill and indefinite-lived intangible assets at least annually or more frequently if adverse events or changes in circumstances indicate that the asset may be impaired. We perform our annual goodwill impairment test at the end of each fiscal year for each of our reporting units. A reporting unit is either an operating segment or one level below the operating segment, referred to as a component. When the components within our operating segments have similar economic characteristics, we aggregate the components of our operating segments into one reporting unit. Accordingly, we have determined that our reporting units are hospitals, nursing and rehabilitation centers, skilled nursing rehabilitation services, hospital rehabilitation services, home health and hospice. The carrying value of goodwill for each of our reporting units at December 31, 2012 and December 31, 2011 follows (in thousands):

	December 31, 2012	December 31, 2011
Hospitals	$747,065	$745,411
Nursing and rehabilitation centers	–	–
Rehabilitation division:
Skilled nursing rehabilitation services	–	107,026
Hospital rehabilitation services	168,019	167,753

	168,019	274,779
Home health	99,317	49,254
Hospice	26,865	15,211

	$1,041,266	$1,084,655

As a result of the RehabCare Merger, goodwill was assigned to our hospital reporting unit ($534 million), skilled nursing rehabilitation services reporting unit ($151 million) and hospital rehabilitation services reporting unit ($168 million).

The goodwill impairment test involves a two-step process. The first step is a comparison of each reporting unit’s fair value to its carrying value. If the carrying value of the reporting unit is greater than its fair value, there is an indication that impairment may exist and the second step must be performed to measure the amount of impairment loss, if any. Based upon the results of the step one impairment test for goodwill for hospitals, hospital rehabilitation services, home health and hospice reporting units for the years ended December 31, 2012 and December 31, 2011, no goodwill impairment charges were recorded in connection with our annual impairment test. Based upon the results of the step one impairment test for goodwill for all of our reporting units for the year ended December 31, 2010, no impairment charges were recorded.

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

Other than the impairment of goodwill for our skilled nursing rehabilitation services reporting unit, we have determined that there was no other goodwill or other intangible asset impairments as of December 31, 2012. Although, adverse changes in the operating environment and related key assumptions used to determine the fair value of our reporting units and indefinite-lived intangible assets or declines in the value of our common stock may result in future impairment charges for a portion or all of these assets. Specifically, if the rate of growth of government and commercial revenues earned by our reporting units were to be less than projected or if healthcare reforms were to negatively impact our business, an impairment charge of a portion or all of these assets may be required. An impairment charge could have a material adverse effect on our business, financial position and results of operations, but would not be expected to have an impact on our cash flows or liquidity.

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

At December 31, 2011, the carrying value of our certificates of need intangible assets exceeded its fair value as a result of declining earnings and cash flows related to five hospitals and two co-located nursing and rehabilitation centers in Massachusetts, all of which were acquired in 2006. The declining earnings and cash flows were attributable to a difficult LTAC operating environment in Massachusetts in which we were unable to achieve consistent operating results, as well as automatic future Medicare reimbursement reductions triggered in December 2011 by the Budget Control Act of 2011. In addition, we decided in the fourth quarter of 2011 to close one of the five hospitals. The pretax impairment charge related to the certificates of need totaled $54 million ($33 million net of income taxes), of which $11 million ($7 million net of income taxes) was reclassified to discontinued operations in 2012. We reviewed the other long-lived assets related to these five hospitals and two co-located nursing and rehabilitation centers and determined there was no impairment. Based upon the results of the annual impairment test for indefinite-lived intangible assets other than certificates of need intangible assets discussed above for the years ended December 31, 2012, 2011 and 2010, no impairment charges were recorded.

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

In June 2011, the FASB issued authoritative guidance related to the presentation of other comprehensive income. The provisions of the guidance state that an entity has the option to present total comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The statement(s) should be presented with equal prominence to the other primary financial statements. The guidance is effective for all interim and annual reporting periods beginning after December 15, 2011. The adoption of the guidance did not have a material impact on our business, financial position, results of operations or liquidity.

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

In February 2013, the FASB amended its authoritative guidance issued in December 2011 related to the deferral of the requirement to present reclassification adjustments out of accumulated other comprehensive income in both the statement in which net income is presented and the statement in which other comprehensive income is presented. The amended provisions require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under United States generally accepted accounting principles to be reclassified to net income in its entirety in the same reporting period. For all other amounts, an entity is required to cross-reference to other disclosures that provide additional details about these amounts. All other requirements of the original June 2011 update were not impacted by the amendment which remains effective for all interim and annual reporting periods beginning after December 15, 2012. The adoption of the guidance will not have a material impact on our business, financial position, results of operations or liquidity.

In May 2011, the FASB issued authoritative guidance related to fair value measurements. The provisions of the guidance result in applying common fair value measurement and disclosure requirements in both United States generally accepted accounting principles and International Financial Reporting Standards. The amendments primarily changed the wording used to describe many of the requirements in generally accepted accounting principles for measuring and disclosing information about fair value measurements. The guidance is effective for all interim and annual reporting periods beginning after December 15, 2011. The adoption of the guidance did not have a material impact on our business, financial position, results of operations or liquidity.

Impact of Medicare and Medicaid Reimbursement

We depend on reimbursement from third party payors, including the Medicare and Medicaid programs, for a substantial portion of our revenues. For the year ended December 31, 2012, we derived approximately 56% of our total revenues (before eliminations) from the Medicare and Medicaid programs and the balance from other third party payors, such as commercial insurance companies, health maintenance organizations, preferred provider organizations and contracted providers.

The Medicare and Medicaid programs are highly regulated and subject to frequent and substantial changes. See “Part I – Item 1 – Business – Governmental Regulation” for an overview of the reimbursement systems impacting our businesses and “Part I – Item 1A – Risk Factors.”

Results of Operations – Continuing Operations

For the years ended December 31, 2012, 2011 and 2010

A summary of our operating data follows (dollars in thousands):

	Year ended December 31,
	2012	2011	2010
Revenues:
Hospital division	$2,927,495	$2,531,448	$1,959,738
Nursing center division	2,148,140	2,254,099	2,187,885
Rehabilitation division:
Skilled nursing rehabilitation services	1,010,101	775,158	403,755
Hospital rehabilitation services	293,532	200,824	83,678

	1,303,633	975,982	487,433

Home health and hospice division	143,340	60,736	17,522

	6,522,608	5,822,265	4,652,578

Eliminations:
Skilled nursing rehabilitation services	(223,519)	(229,677)	(224,624)
Hospital rehabilitation services	(110,510)	(83,917)	(78,926)
Home health and hospice	(7,288)	(4,743)	(2,044)

	(341,317)	(318,337)	(305,594)

	$6,181,291	$5,503,928	$4,346,984

Income (loss) from continuing operations:
Operating income (loss):
Hospital division	$600,649	$488,201	$360,369
Nursing center division	273,142	338,265	303,418
Rehabilitation division:
Skilled nursing rehabilitation services	80,663	65,916	33,703
Hospital rehabilitation services	69,745	43,731	18,969

	150,408	109,647	52,672

Home health and hospice division	13,708	3,103	(66)
Corporate:
Overhead	(179,063)	(174,800)	(133,961)
Insurance subsidiary	(2,127)	(2,306)	(3,153)

	(181,190)	(177,106)	(137,114)
Impairment charges	(110,856)	(118,202)	–
Transaction costs	(2,231)	(50,706)	(4,644)

Operating income	743,630	593,202	574,635
Rent	(428,979)	(398,045)	(356,352)
Depreciation and amortization	(201,068)	(165,227)	(121,374)
Interest, net	(106,842)	(79,888)	(5,845)

Income (loss) before income taxes	6,741	(49,958)	91,064
Provision (benefit) for income taxes	39,112	(1,905)	34,173

	$(32,371)	$(48,053)	$56,891

A summary of our consolidating statement of operations follows (in thousands):

	Year ended December 31, 2012
	Hospital division (a,b)	Nursing center division (a,c)	Rehabilitation division			Home health and hospice division (a)	Corporate (a)	Transaction- related costs	Eliminations	Consolidated
			Skilled nursing services (a)	Hospital services (a)	Total
Revenues	$2,927,495	$2,148,140	$1,010,101	$293,532	$1,303,633	$143,340	$–	$–	$(341,317)	$6,181,291

Salaries, wages and benefits	1,291,835	1,048,079	899,315	206,614	1,105,929	105,303	121,848	(450)	(69)	3,672,475
Supplies	314,230	107,766	3,093	163	3,256	5,953	803	–	–	432,008
Rent	217,341	200,679	5,250	140	5,390	3,140	2,429	–	–	428,979
Other operating expenses	720,781	719,153	27,030	17,010	44,040	18,376	69,351	2,681	(341,248)	1,233,134
Other income	–	–	–	–	–	–	(10,812)	–	–	(10,812)
Impairment charges	753	2,204	107,899	–	107,899	–	–	–	–	110,856
Depreciation and amortization	91,776	53,548	11,061	9,309	20,370	4,442	30,932	–	–	201,068
Interest expense	1,016	88	156	–	156	–	106,636		–	107,896
Investment income	(79)	(98)	(2)	–	(2)	–	(875)	–	–	(1,054)

	2,637,653	2,131,419	1,053,802	233,236	1,287,038	137,214	320,312	2,231	(341,317)	6,174,550

Income (loss) from continuing operations before income taxes	$289,842	$16,721	$(43,701)	$60,296	$16,595	$6,126	$(320,312)	$(2,231)	$–	6,741

Provision for income taxes										39,112

Loss from continuing operations										$(32,371)

Capital expenditures, excluding acquisitions (including discontinued operations):
Routine	$38,272	$20,764	$2,274	$348	$2,622	$1,616	$51,901	$–	$–	$115,175
Development	42,265	8,057	–	–	–	–	–	–	–	50,322

	$80,537	$28,821	$2,274	$348	$2,622	$1,616	$51,901	$–	$–	$165,497

	Year ended December 31, 2011
	Hospital division (d)	Nursing center division	Rehabilitation division			Home health and hospice division	Corporate	Transaction- related costs	Eliminations	Consolidated
			Skilled nursing services	Hospital services	Total
Revenues	$2,531,448	$2,254,099	$775,158	$200,824	$975,982	$60,736	$–	$–	$(318,337)	$5,503,928

Salaries, wages and benefits	1,152,274	1,085,476	679,177	144,147	823,324	45,378	120,478	16,769	(96)	3,243,603
Supplies	281,433	112,095	2,826	189	3,015	2,438	838	–	–	399,819
Rent	188,120	198,556	6,275	228	6,503	1,366	1,681	1,819	–	398,045
Other operating expenses	609,540	718,263	27,239	12,757	39,996	9,817	66,981	33,937	(318,241)	1,160,293
Other income	–	–	–	–	–	–	(11,191)	–	–	(11,191)
Impairment charges	46,348	25,855	45,999	–	45,999	–	–	–	–	118,202
Depreciation and amortization	74,543	50,040	7,191	5,637	12,828	1,449	26,367	–	–	165,227
Interest expense	500	102	–	–	–	1	66,514	13,802	–	80,919
Investment income	(7)	(86)	(3)	(1)	(4)	(1)	(933)	–	–	(1,031)

	2,352,751	2,190,301	768,704	162,957	931,661	60,448	270,735	66,327	(318,337)	5,553,886

Income (loss) from continuing operations before income taxes	$178,697	$63,798	$6,454	$37,867	$44,321	$288	$(270,735)	$(66,327)	$–	(49,958)

Income tax benefit										(1,905)

Loss from continuing operations										$(48,053)

Capital expenditures, excluding acquisitions (including discontinued operations):
Routine	$46,393	$34,304	$1,700	$238	$1,938	$164	$50,104	$–	$–	$132,903
Development	67,321	19,167	–	–	–	1,167	–	–	–	87,655

	$113,714	$53,471	$1,700	$238	$1,938	$1,331	$50,104	$–	$–	$220,558

(a)	Includes employee severance costs of $3.4 million in salaries, wages and benefits (hospital division – $0.7 million, nursing center division – $1.9 million, rehabilitation division – $0.4 million, home health and hospice division – $0.2 million and corporate – $0.2 million) and contract cancellation costs of $0.9 million (corporate) in other operating expenses incurred in connection with restructuring activities.
(b)	Includes severance costs of $2.5 million in salaries, wages and benefits, restructuring costs of $2.0 million in other operating expenses and lease cancellation charges of $1.6 million in rent incurred in connection with the closing a regional office, the closing of two TC hospitals and the cancellation of a sub-acute unit project, and $5.0 million for employment-related lawsuits in other operating expenses.
(c)	Includes employee retention costs of $2.2 million in salaries, wages and benefits incurred in connection with the decision to allow the leases to expire for 54 nursing and rehabilitation centers leased from Ventas.
(d)	Includes loss on divestiture of a hospital of $1.5 million in other operating expenses.

Consolidating statement of operations follows (in thousands) (Continued):

	Year ended December 31, 2010
	Hospital division (a)	Nursing center division (a)	Rehabilitation division			Home health and hospice division	Corporate (a)	Transaction- related costs	Eliminations	Consolidated
			Skilled nursing services	Hospital services	Total
Revenues	$1,959,738	$2,187,885	$403,755	$83,678	$487,433	$17,522	$–	$–	$(305,594)	$4,346,984

Salaries, wages and benefits	885,948	1,080,344	356,171	62,173	418,344	12,880	99,480	357	(60)	2,497,293
Supplies	226,762	110,266	2,003	106	2,109	1,108	557	–	–	340,802
Rent	151,966	198,105	5,644	106	5,750	386	145	–	–	356,352
Other operating expenses	486,659	693,857	11,878	2,430	14,308	3,600	48,499	4,287	(305,534)	945,676
Other income	–	–	–	–	–	–	(11,422)	–	–	(11,422)
Depreciation and amortization	51,461	45,471	2,169	306	2,475	234	21,733	–	–	121,374
Interest expense	5	131	–	–	–	–	6,954	–	–	7,090
Investment income	(3)	(70)	(5)	(1)	(6)	–	(1,166)	–	–	(1,245)

	1,802,798	2,128,104	377,860	65,120	442,980	18,208	164,780	4,644	(305,594)	4,255,920

Income (loss) from continuing operations before income taxes	$156,940	$59,781	$25,895	$18,558	$44,453	$(686)	$(164,780)	$(4,644)	$–	91,064

Provision for income taxes										34,173

Income from continuing operations										$56,891

Capital expenditures, excluding acquisitions (including discontinued operations):
Routine	$36,967	$37,024	$2,356	$293	$2,649	$66	$32,190	$–	$–	$108,896
Development	41,140	26,701	–	–	–	–	–	–	–	67,841

	$78,107	$63,725	$2,356	$293	$2,649	$66	$32,190	$–	$–	$176,737

(a)	Includes $2.9 million in aggregate of severance and retirement costs in salaries, wages and benefits (hospital division – $1.1 million, nursing center division – $0.5 million and corporate – $1.3 million).

Operating data:

	Year ended December 31,
	2012	2011	2010
Hospital division data:
End of period data:
Number of hospitals:
Transitional care	116	118	88
Inpatient rehabilitation	6	5	–

	122	123	88

Number of licensed beds:
Transitional care	8,382	8,431	6,777
Inpatient rehabilitation	259	183	–

	8,641	8,614	6,777

Revenue mix %:
Medicare	62	60	56
Medicaid	6	8	9
Medicare Advantage	10	10	10
Commercial insurance and other	22	22	25
Admissions:
Medicare	46,413	39,724	28,777
Medicaid	4,024	4,535	4,002
Medicare Advantage	7,263	5,625	4,224
Commercial insurance and other	11,316	9,985	8,222

	69,016	59,869	45,225

Admissions mix %:
Medicare	67	66	64
Medicaid	6	8	9
Medicare Advantage	11	9	9
Commercial insurance and other	16	17	18
Patient days:
Medicare	1,157,136	1,008,115	771,950
Medicaid	178,647	184,215	182,837
Medicare Advantage	205,242	168,883	134,024
Commercial insurance and other	342,717	309,338	283,552

	1,883,742	1,670,551	1,372,363

Average length of stay:
Medicare	24.9	25.4	26.8
Medicaid	44.4	40.6	45.7
Medicare Advantage	28.3	30.0	31.7
Commercial insurance and other	30.3	31.0	34.5
Weighted average	27.3	27.9	30.3
Revenues per admission:
Medicare	$38,866	$38,592	$38,323
Medicaid	45,720	42,604	42,597
Medicare Advantage	41,746	44,654	46,011
Commercial insurance and other	56,243	55,485	59,851
Weighted average	42,418	42,283	43,333
Revenues per patient day:
Medicare	$1,559	$1,521	$1,429
Medicaid	1,030	1,049	932
Medicare Advantage	1,477	1,487	1,450
Commercial insurance and other	1,857	1,791	1,735
Weighted average	1,554	1,515	1,428

Medicare case mix index (discharged patients only)	1.16	1.18	1.20

Average daily census	5,147	4,577	3,760
Occupancy %	65.0	65.0	65.1

Annualized employee turnover %	20.1	20.3	22.0

Operating data (Continued):

	Year ended December 31,
	2012	2011	2010
Nursing center division data:
End of period data:
Number of facilities:
Nursing and rehabilitation centers:
Owned or leased	219	220	222
Managed	4	4	4
Assisted living facilities	6	6	7

	229	230	233

Number of licensed beds:
Nursing and rehabilitation centers:
Owned or leased	26,657	26,663	26,957
Managed	485	485	485
Assisted living facilities	341	413	463

	27,483	27,561	27,905

Revenue mix %:
Medicare	33	36	35
Medicaid	41	38	40
Medicare Advantage	7	7	7
Private and other	19	19	18
Patient days (a):
Medicare	1,296,948	1,408,673	1,423,106
Medicaid	4,879,997	4,965,997	5,182,145
Medicare Advantage	382,369	383,424	365,722
Private and other	1,677,802	1,738,517	1,704,241

	8,237,116	8,496,611	8,675,214

Patient day mix % (a):
Medicare	16	17	16
Medicaid	59	58	60
Medicare Advantage	5	5	4
Private and other	20	20	20
Revenues per patient day (a):
Medicare Part A	$490	$531	$485
Total Medicare (including Part B)	542	578	533
Medicaid	179	174	170
Medicaid (net of provider taxes) (b)	158	156	154
Medicare Advantage	407	415	409
Private and other	249	240	233
Weighted average	261	265	252

Average daily census (a)	22,506	23,278	23,768
Admissions (a)	78,932	80,794	76,451
Occupancy % (a)	83.2	85.9	87.4
Medicare average length of stay (a)	32.0	32.8	34.0

Annualized employee turnover %	39.6	39.2	39.6

(a)	Excludes managed facilities.
(b)	Provider taxes are recorded in other operating expenses for all periods presented.

Operating data (Continued):

	Year ended December 31,
	2012	2011	2010
Rehabilitation division data:
SRS:
Revenue mix %:
Company-operated	22	30	56
Non-affiliated	78	70	44

Sites of service (at end of period)	1,726	1,774	635
Revenue per site	$584,468	$592,848	$686,480

Therapist productivity %	80.4	80.4	82.0

HRS:
Revenue mix %:
Company-operated	38	42	94
Non-affiliated	62	58	6
Sites of service (at end of period):
Inpatient rehabilitation units	105	102	1
LTAC hospitals	123	115	91
Sub-acute units	21	25	7
Outpatient units	119	115	12
Other	5	8	4

	373	365	115

Revenue per site	$799,454	$783,412	$777,690

Annualized employee turnover % (SRS and HRS combined)	16.9	16.5	14.4

Home health and hospice division:
Locations (at end of period)	101	51	15
Annualized employee turnover %	29.5	32.4	36.4

The Year in Review

As we entered 2012, we were challenged by over $150 million of annualized Medicare reimbursement reductions that became effective on October 1, 2011. These changes, which significantly impacted both our nursing center division and the rehabilitation division, required us to make significant changes in our operations.

In the first quarter of 2012, we put in place a comprehensive plan to realize approximately $125 million in cost savings for the full year. The plan was predicated on the realization of approximately $70 million of annualized synergies from the RehabCare Merger and approximately $55 million of structural cost reductions across the enterprise. Structural cost reductions focused on areas such as executive compensation, district and regional operating resources, employee benefits and corporate support center services. These cost-saving objectives were substantially realized in 2012, resulting in our achievement of our core operating performance that we outlined for investors at the beginning of the year.

While our primary efforts in 2012 related to the stabilization of the enterprise following major Medicare reimbursement reductions, we also reported meaningful accomplishments in the continued growth of our businesses.

First, we continued to aggressively grow our home health and hospice business, adding approximately $75 million in annualized revenues through a series of acquisitions (most notably the IntegraCare Acquisition). Annualized revenues in this business have reached $200 million and we expect additional growth in this business over the next several years.

Second, we furthered the successful integration of RehabCare by completing key initiatives in the areas of clinical and operational information systems integration, human resources, process management and sales and marketing. These critical milestones were the basis upon which we realized $70 million of post-transaction synergies in a relatively short period.

Third, we continued to reposition our business mix to provide higher levels of profitability and an enhanced capital structure in the future. Early in 2012, we announced that we would not renew the leases for 54 nursing and rehabilitation centers that are non-strategic and, in aggregate, provided very little profit to the Company. The exit from these facilities is expected to be completed in 2013. We also continued to acquire real estate when appropriate to further improve our balance sheet and provide additional collateral for future borrowings.

As further discussed in the detailed review of our business segment results, our underlying operations in 2012 reflected solid execution of our business strategy and improved financial and operational flexibility to manage our enterprise in a period of significant change and unpredictability.

In 2013, we will face additional Medicare reimbursement challenges which could reduce our aggregate revenues by over $100 million. We will remain focused on managing these challenges while also continuing to implement our long-term growth initiatives.

Despite the significant reimbursement pressures in our industry, we continue to focus on five key business strategies:

•	Providing quality, clinical-based care while efficiently managing our costs;

•	Expanding our presence in the home health and hospice business;

•	Accelerating our Integrated Care Market strategy;

•	Repositioning assets and management time to higher margin growth businesses; and

•	Participating and investing in the development of new integrated care delivery and payment models.

Hospital division

Revenues increased 16% in 2012 to $2.9 billion and 29% in 2011 to $2.5 billion. Revenue growth in 2012 was primarily a result of the RehabCare Merger and, to a lesser extent, favorable reimbursement rates and an increase in same-facility admissions. Revenue growth in 2011 was primarily a result of the RehabCare Merger, the Vista Acquisition, growth in admissions, ongoing development of new hospitals and increases in Medicare reimbursement rates. Same-facility revenues were up 4% in both 2012 and 2011. Revenues associated with the RehabCare Merger were $672 million in 2012 and $365 million in 2011. Revenues associated with the Vista Acquisition were $164 million, $155 million and $24 million in 2012, 2011 and 2010, respectively.

On a same-facility basis, aggregate admissions increased 1% in 2012 and 3% in 2011. Medicare same-facility admissions were relatively unchanged in 2012 and increased 2% in 2011, while non-government same-facility admissions increased 7% in 2012 and 3% in 2011.

Hospital operating margins were 20.5% in 2012 compared to 19.3% in 2011 and 18.4% in 2010. The increase in operating margins in 2012 and 2011 was primarily attributable to higher reimbursement rates, cost efficiencies associated with volume growth and cost synergies associated with the RehabCare Merger. Operating income associated with the RehabCare Merger was $149 million in 2012 and $83 million in 2011. Operating income associated with the Vista Acquisition was $44 million, $37 million and $4 million in 2012, 2011 and 2010, respectively.

Average hourly wage rates were flat in 2012 and rose 2% in 2011 compared to the previous year. Employee benefit costs increased 13% in 2012 compared to 2011 and increased 33% in 2011 compared to 2010, both primarily attributable to the RehabCare Merger.

Professional liability costs were $38 million, $31 million and $27 million for 2012, 2011 and 2010, respectively. The increase in 2012 was primarily attributable to an increase in frequency and severity of claims.

Nursing center division

Revenues declined 5% in 2012 and increased 3% in 2011. The decline in revenues in 2012 was primarily a result of the 2011 CMS Rules and a decline in admissions. Revenue growth in 2011 was primarily attributable to growth in admissions and reimbursement rate increases that reflected inflationary adjustments and higher patient acuity levels. Same-facility admissions declined 3% in 2012 and increased 5% in 2011 compared to prior periods, while same-facility patient days declined 3% in 2012 and 2% in 2011 compared to prior periods as a result of declines in admissions in 2012 and Medicare average length of stay in both 2012 and 2011.

Nursing center operating margins were 12.7% in 2012 compared to 15.0% in 2011 and 13.9% in 2010. The decrease in operating margins in 2012 was primarily attributable to the 2011 CMS Rules. The increase in operating margins in 2011 was primarily attributable to higher reimbursement rates, increases in Medicare and managed care payor mix, and operating efficiencies associated with the growth in admissions.

Average hourly wage rates were flat in 2012 and rose 2% in 2011 compared to the previous year. Employee benefit costs decreased 3% in 2012 compared to 2011 and increased 3% in 2011 compared to 2010.

Professional liability costs were $36 million, $30 million and $27 million for 2012, 2011 and 2010, respectively. The increase in 2012 was primarily attributable to an increase in frequency and severity of claims. These costs are expected to rise further in 2013.

Rehabilitation division

Skilled nursing rehabilitation services

Revenues increased 30% in 2012 to $1.0 billion and 92% in 2011 to $775 million. Revenue growth in both 2012 and 2011 was primarily attributable to the RehabCare Merger, and to a lesser extent, growth in the volume of services provided to existing customers. Revenues associated with the RehabCare Merger were $557 million in 2012 and $315 million in 2011. Revenues derived from non-affiliated customers aggregated $787 million in 2012, $545 million in 2011 and $179 million in 2010.

Operating margins were 8.0% in 2012 compared to 8.5% in 2011 and 8.3% in 2010. The decrease in operating margins in 2012 was primarily as a result of the 2011 CMS Rules. Based upon improved cash collections, we recognized a change in estimate that reduced the provision for doubtful accounts by $8 million in 2012. New Medicare Part B therapy rules for certain services exceeding a threshold of $3,700 became subject to a pre-payment manual medical review process effective October 1, 2012 and reduced operating income by approximately $7 million in 2012. The increase in operating margins in 2011 was primarily attributable to the RehabCare Merger and increased operating efficiencies. Operating income associated with the RehabCare Merger was $34 million in 2012 and $29 million in 2011.

Hospital rehabilitation services

Revenues increased 46% in 2012 to $294 million and 140% in 2011 to $201 million. Revenue growth in both periods was primarily attributable to the RehabCare Merger, and to a lesser extent, growth in new customers and the volume of services provided to existing customers. Revenues associated with the RehabCare Merger were $177 million in 2012 and $109 million in 2011. Revenues derived from non-affiliated customers aggregated $183 million in 2012, $117 million in 2011 and $5 million in 2010.

Operating margins were 23.8% in 2012 compared to 21.8% in 2011 and 22.7% in 2010. The increase in the 2012 operating margin was primarily attributable to improved operating efficiencies. The decline in the 2011 operating margin was primarily attributable to start-up costs associated with new contracts. Operating income associated with the RehabCare Merger was $36 million in 2012 and $26 million in 2011.

Home health and hospice division

Revenues increased 136% in 2012 to $143 million and 247% in 2011 to $61 million. Revenue growth in both periods was primarily attributable to seven acquisitions completed over the last three years. Operating margins were 9.6% in 2012 and 5.1% in 2011 compared to negative margins in 2010. Operating margins in 2012 increased as a result of operating efficiencies associated with increased scale from recent acquisitions. Operating margins in 2011 and 2010 were negatively impacted by start-up and overhead costs in connection with establishing and developing this business segment.

Corporate overhead

Operating income for our operating divisions excludes allocations of corporate overhead. These costs aggregated $179 million in 2012, $175 million in 2011 and $134 million in 2010. The increase in 2011 was primarily attributable to the RehabCare Merger. As a percentage of consolidated revenues, corporate overhead totaled 2.9% in 2012, 3.2% in 2011 and 3.1% in 2010.

We recorded approximately $11 million in each of 2012, 2011 and 2010 in other income related to an information systems service agreement with PharMerica Corporation (“PharMerica”), which was established on July 31, 2007 upon the completion of the spin-off of our former institutional pharmacy business and the immediate combination with the former institutional pharmacy business of AmerisourceBergen Corporation. PharMerica terminated the information systems service agreement in early 2013.

Transaction costs

Operating results for 2012, 2011 and 2010 included transaction costs totaling $2 million, $51 million and $5 million, respectively. The transaction costs for 2011 were primarily related to the RehabCare Merger.

Capital costs

Rent expense increased 8% to $429 million in 2012 and 12% to $398 million in 2011. The increase in rent expense in both periods resulted primarily from the RehabCare Merger, contractual inflation and contingent rent increases.

Depreciation and amortization expense was $201 million in 2012, $165 million in 2011 and $121 million in 2010. The increase in both periods was primarily the result of the RehabCare Merger, our ongoing capital expenditure program and our hospital development projects.

Interest expense aggregated $108 million in 2012 compared to $81 million in 2011 and $7 million in 2010. The increase in both 2012 and 2011 was attributable to increased borrowings in 2011 necessary to finance the RehabCare Merger and higher interest rates compared to the prior year. Interest expense for 2011 included $14 million of financing costs related to the RehabCare Merger.

Investment income related primarily to our insurance subsidiary investments totaled $1 million in each of 2012, 2011 and 2010. Investment income in 2011 and 2010 was negatively impacted by pretax other-than-temporary impairments of investments of approximately $0.2 million and $1 million, respectively, held in our insurance subsidiary investment portfolio.

Income taxes

The provision (benefit) for income taxes is based upon our annual reported income or loss for each respective accounting period and includes the effect of certain non-taxable and non-deductible items. The effective income tax rate for 2012 was negatively impacted by $92 million, representing the portion of a $108 million pretax asset impairment charge in our skilled nursing rehabilitation services reporting unit that is not deductible for income tax purposes. Our effective income tax rate was 3.8% in 2011 and 37.5% in 2010. The change in the effective income tax rate for 2011 was primarily attributable to certain impairment charges and transaction costs that are not deductible for income tax purposes. We recorded favorable income tax adjustments related to the resolution of state income tax contingencies from prior years that reduced the provision for income taxes by approximately $0.2 million in 2012 and approximately $3 million in each of 2011 and 2010.

Consolidated results

Income from continuing operations before income taxes was $7 million in 2012 compared to loss from continuing operations before income taxes of $50 million in 2011 and income from continuing operations before income taxes of $91 million in 2010. Loss from continuing operations was $33 million in 2012 and $48 million in 2011 compared to income from continuing operations of $57 million in 2010. Operating results in 2012 included severance costs, lease cancellation charges and restructuring costs related to the closing of a regional office, the closing of two TC hospitals, the cancellation of a sub-acute unit project, employment-related lawsuits, employee retention costs incurred in connection with the decision to allow the leases to expire for 54 nursing and rehabilitation centers leased from Ventas, employee severance costs and contract cancellation costs incurred in connection with restructuring activities, asset impairment charges and transaction-related costs totaling $128 million ($114 million net of income taxes). Operating results in 2011 included asset impairment charges, transaction-related costs and a loss on a hospital divestiture totaling $186 million ($134 million net of income taxes). Operating results in 2010 included transaction-related costs and severance and retirement costs totaling $8 million ($5 million net of income taxes). See notes 1, 2 and 3 of the notes to consolidated financial statements.

Results of Operations – Discontinued Operations

Loss from discontinued operations was $2 million in 2012 and $6 million in 2011 compared to breakeven results in 2010. Discontinued operations included favorable pretax adjustments of $2 million ($1 million net of income taxes) in 2012, $3 million ($2 million net of income taxes) in 2011 and $5 million ($3 million net of income taxes) in 2010 resulting from changes in estimates for professional liability reserves related to prior years.

We recorded a pretax loss on divestiture of operations of $8 million ($5 million net of income taxes) during 2012 and $0.7 million ($0.4 million net of income taxes) during 2010.

See notes 4 and 8 of the notes to consolidated financial statements.

Liquidity

Operating cash flows

Cash flows provided by operations (including discontinued operations) aggregated $263 million for 2012, $154 million for 2011 and $210 million for 2010. During each year, we maintained sufficient liquidity to finance our routine capital expenditures, our ongoing development programs, and acquisitions (excluding the RehabCare Merger).

Fluctuations in operating cash flows during the past three years were primarily attributable to changes in accounts receivable collections, the timing of income tax payments and the payment of lease cancellation, transaction, severance and financing payments. Operating cash flows for 2012 were negatively impacted by $12 million ($9 million net of income taxes) of lease cancellation, severance, financing and transaction payments. Operating cash flows for 2011 were negatively impacted by $104 million ($84 million net of income taxes) of transaction, severance and financing payments, primarily related to the RehabCare Merger. Transaction, severance and retirement payments (unrelated to the RehabCare Merger) for 2010 were $6 million ($4 million net of income taxes). During 2011, lower accounts receivable collections were primarily a result of temporary billing delays caused by information systems conversions related to the RehabCare Merger and fiscal intermediary processing delays related to the 2011 CMS Rules. Income tax payments were favorably impacted by favorable income tax legislation related to the depreciation of property and equipment in 2011, and in 2010 by the realized losses on sales of discontinued operations and a tax accounting method change approved by the IRS in 2010. Excluding lease cancellation, transaction, severance, retirement and financing payments, our operating cash flows in each of the last three years exceeded our routine and development capital spending.

We utilize our ABL Facility to meet working capital needs and finance our acquisition and development activities. As a result, we typically carry minimal amounts of cash on our consolidated balance sheet. Based upon our expected operating cash flows and the availability of borrowings under our ABL Facility ($420 million at December 31, 2012), management believes that we have the necessary financial resources to satisfy our expected short-term and long-term liquidity needs.

Credit facilities and notes

In connection with the RehabCare Merger, we entered into the Credit Facilities and the Notes. In 2011, we used proceeds from the Credit Facilities and the Notes to pay the Merger Consideration, repay all amounts outstanding under our and RehabCare’s previous credit facilities and to pay transaction costs. The amounts outstanding under our and RehabCare’s former credit facilities that were repaid at the RehabCare Merger closing were $390 million and $345 million, respectively.

The Credit Facilities also included an option to increase the credit capacity in an aggregate amount between the two facilities by $200 million. In October 2012, we executed this option by completing modifications to increase by $100 million our Term Loan Facility and expand by $100 million the borrowing capacity under our ABL Facility. The additional Term Loan Facility borrowings were issued at 97.5% and the net proceeds were used to pay down a portion of the outstanding balance under the ABL Facility. The aggregate amount outstanding under the Term Loan Facility at December 31, 2012 approximated $790 million. In connection with the $100 million expansion of the borrowing capacity under our ABL Facility, we also modified the accounts receivable borrowing base which will allow us to more easily access the full amount of the available credit. As of December 31, 2012, our unused credit capacity totaled $420 million under the ABL Facility. The other terms of the Term Loan Facility and the ABL Facility were unchanged.

In connection with the Credit Facilities and the Notes, we paid $46 million of lender fees related to debt issuance that were capitalized as deferred financing costs during 2011 and paid $13 million of other financing costs that were charged to interest expense during 2011.

All obligations under the Credit Facilities are fully and unconditionally guaranteed, subject to certain customary release provisions, by substantially all of our existing and future direct and indirect domestic 100% owned subsidiaries, as well as certain non-100% owned domestic subsidiaries as we may determine from time to time in our sole discretion. The Notes are fully and unconditionally guaranteed, subject to certain customary release provisions, by substantially all of our domestic 100% owned subsidiaries.

The agreements governing the Credit Facilities and the indenture governing the Notes include a number of restrictive covenants that, among other things and subject to certain exceptions and baskets, impose operating and financial restrictions on us and certain of our subsidiaries. Our ability to pay dividends is limited to certain restricted payment baskets, which may expand based upon accumulated earnings. In addition, we are required to comply with a minimum fixed charge coverage ratio and a maximum total leverage ratio under the Credit Facilities. These financing agreements governing the Credit Facilities and the indenture governing the Notes also contain customary affirmative covenants and events of default. We were in compliance with the terms of the Credit Facilities and the indenture governing the Notes at December 31, 2012.

ABL Facility

The ABL Facility has a five-year tenor and is secured by a first priority lien on eligible accounts receivable, cash, deposit accounts, and certain other assets and property and proceeds from the foregoing (the “First Priority ABL Collateral”). The ABL Facility has a second priority lien on substantially all of our other assets and properties. As of December 31, 2012, we had $321 million outstanding under the ABL Facility. In addition, $9 million of letters of credit were issued under the ABL Facility as of December 31, 2012.

Borrowings under the ABL Facility bear interest at a rate per annum equal to the applicable margin plus, at our option, either: (1) the London Interbank Offered Rate (“LIBOR”) determined by reference to the costs of funds for eurodollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, or (2) a base rate determined by reference to the highest of (a) the prime rate of JPMorgan Chase Bank, N.A., (b) the federal funds effective rate plus one-half of 1.00% and (c) LIBOR as described in subclause (1) plus 1.00%. At December 31, 2012, the applicable margin for borrowings under the ABL Facility was 2.75% with respect to LIBOR borrowings and 1.75% with respect to base rate borrowings. The applicable margin is subject to adjustment each fiscal quarter, based upon average historical excess availability during the preceding quarter.

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

Borrowings under the Term Loan Facility bear interest at a rate per annum equal to an applicable margin plus, at our option, either: (1) LIBOR determined by reference to the costs of funds for eurodollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, or (2) a base rate determined by reference to the highest of (a) the prime rate of JPMorgan Chase Bank, N.A., (b) the federal funds effective rate plus one-half of 1.00% and (c) LIBOR described in subclause (1) plus 1.00%. LIBOR is subject to an interest rate floor of 1.50%. The applicable margin for borrowings under the Term Loan Facility was 3.75% with respect to LIBOR borrowings and 2.75% with respect to base rate borrowings.

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

Interest rate swaps

In December 2011, we entered into two interest rate swap agreements to hedge our floating interest rate on an aggregate of $225 million of outstanding Term Loan Facility debt. The interest rate swaps have an effective date of January 9, 2012, and expire on January 11, 2016. We are required to make payments based upon a fixed interest rate of 1.8925% calculated on the notional amount of $225 million. In exchange, we will receive interest on $225 million at a variable interest rate that is based upon the three-month LIBOR rate, subject to a minimum rate of 1.5%. We determined the interest rate swaps continue to be effective cash flow hedges at December 31, 2012. The fair value of the interest rate swaps recorded in other accrued liabilities was $3 million and $1 million at December 31, 2012 and December 31, 2011, respectively.

Other financing activities

As a result of deterioration in professional liability and workers compensation underwriting results of our limited purpose insurance subsidiary in 2011, we made a capital contribution of $9 million in 2012 to our limited purpose insurance subsidiary. Conversely, as a result of improved professional liability underwriting results of our limited purpose insurance subsidiary in 2010 and 2009, we received distributions of $3 million in 2011 and $22 million in 2010 from our limited purpose insurance subsidiary. These transactions were completed in accordance with applicable regulations. Neither the capital contribution nor the distributions had any impact on earnings.

Debt and lease obligations

Future payments of principal and interest due under long-term debt agreements and lease obligations as of December 31, 2012 follows (in thousands):

	Payments due by period
Year	Term Loan Facility (a)	Notes	ABL Facility (b)	Capital lease obligations	Other long-term debt	Non-cancelable operating leases			Total
						Ventas (c)	Other	Subtotal
2013	$50,747	$45,375	$10,795	$615	$534	$230,905	$121,701	$352,606	$460,672
2014	50,321	45,375	10,795	2	524	218,620	115,513	334,133	441,150
2015	49,894	45,375	10,795	–	4,002	125,771	101,827	227,598	337,664
2016	48,725	45,375	325,225	–	128	79,391	94,864	174,255	593,708
2017	48,160	45,375	–	–	10	80,683	67,946	148,629	242,174
Thereafter	766,096	614,533	–	–	–	167,039	304,467	471,506	1,852,135

	$1,013,943	$841,408	$357,610	$617	$5,198	$902,409	$806,318	$1,708,727	$3,927,503

(a)	The amount of the Term Loan Facility in the accompanying consolidated balance sheet at December 31, 2012 is net of an unamortized original issue discount of approximately $8 million. The fixed interest rate related to the interest rate swap agreements was applied on $225 million of the Term Loan Facility. The Term Loan Facility interest is based upon the weighted average interest rate of 5.3% for the portion of debt not subject to the interest rate swap agreements and 5.6% for the $225 million of debt subject to the interest rate swap agreements, both as of December 31, 2012.
(b)	The ABL Facility interest is based upon the weighted average interest rate of 3.3% as of December 31, 2012.
(c)	See “Part I – Item 1 – Business – Master Lease Agreements – Rental Amounts and Escalators.”

As of December 31, 2012, we had approximately $1 million of total gross unrecognized tax benefits and $0.1 million of accrued interest related to uncertain tax positions. Because future cash outflows related to these unrecognized tax benefits are uncertain, they are excluded from the table above.

As of December 31, 2012, we had approximately $291 million of allowances for professional liability risks and approximately $193 million of allowances for workers compensation risks that are excluded from the table above.

Capital Resources

Capital expenditures and acquisitions

Excluding the RehabCare Merger and acquisitions, routine capital expenditures (expenditures necessary to maintain existing facilities that generally do not increase capacity or add services) totaled $115 million in 2012, $133 million in 2011 and $109 million in 2010. Hospital development capital expenditures (primarily new and replacement facility construction) totaled $43 million in 2012, $68 million in 2011 and $41 million in 2010. Nursing and rehabilitation center development capital expenditures (primarily the addition of transitional care services for higher acuity patients and new facility construction) totaled $8 million in 2012, $19 million in 2011 and $27 million in 2010. These capital expenditures were financed primarily through internally generated funds. At December 31, 2012, the estimated cost to complete and equip construction in progress approximated $11 million. We believe that our capital expenditure program is adequate to improve and equip our existing facilities. The reduction in our nursing and rehabilitation center capacity in 2013, primarily related to exiting from the Expiring Facilities, will result in reduced levels of aggregate routine capital spending in 2014.

Expenditures for acquisitions totaled $178 million in 2012, $715 million in 2011 and $280 million in 2010. To the extent that the expenditures for acquisitions other than the RehabCare Merger were not financed through the use of operating cash flows, we utilized our ABL Facility to finance these transactions. For the RehabCare Merger, we utilized our common stock, the ABL Facility, the Term Loan Facility and the Notes to finance the transaction.

The more significant acquisitions in the past three years included the IntegraCare Acquisition in August 2012 ($71 million), the Professional Acquisition in September 2011 ($51 million), the RehabCare Merger in June 2011 ($662 million in cash and $301 million in our common stock), the Vista Acquisition in November 2010 ($179 million), the purchase of three nursing and rehabilitation centers in September 2010 ($38 million) and the acquisition of previously leased real estate in the last three years ($142 million).

Other Information

Effects of inflation and changing prices

We derive a substantial portion of our revenues from the Medicare and Medicaid programs. We have been, and could be in the future, materially adversely affected by the continuing efforts of governmental and private third party payors to contain healthcare costs.

We cannot assure you that reimbursement payments under governmental and private third party payor programs, including Medicare supplemental insurance policies, will remain at levels comparable to present levels or will be sufficient to cover the costs allocable to patients eligible for reimbursement pursuant to these programs. Medicare reimbursement in LTAC hospitals, IRFs and nursing and rehabilitation centers is subject to fixed payments under the Medicare prospective payment systems. In accordance with Medicare laws, CMS makes annual adjustments to Medicare payment rates in many prospective payment systems under what is commonly known as a “market basket update.” Each year, MedPAC makes payment policy recommendations to Congress for a variety of Medicare payment systems. Congress is not obligated to adopt MedPAC recommendations, and, based upon outcomes in previous years, there can be no assurance that Congress will adopt MedPAC’s recommendations in a given year. Medicaid reimbursement rates in many states in which we operate nursing and rehabilitation centers also are based upon fixed payment systems. Generally, these rates are adjusted for inflation. However, these adjustments may not reflect the actual increase in the costs of providing healthcare services. In addition, Medicaid reimbursement can be impacted negatively by state budgetary pressures, which may lead to reduced reimbursement or delays in receiving payments. Moreover, we cannot assure you that the facilities operated by us, or the provision of goods and services offered by us, will meet the requirements for participation in such programs.

As previously discussed, the 2011 CMS Rules have significantly reduced Medicare revenues in our nursing and rehabilitation center and rehabilitation therapy businesses. We believe that the 2011 CMS Rules on an annual basis have reduced our revenues by approximately $100 million to $110 million in our nursing center business and have negatively impacted our rehabilitation therapy business by approximately $40 million to $50 million.

The reforms contained in the ACA also have affected each of our businesses in some manner and are directed in large part at increased quality and cost reductions. Several of the reforms are very significant and could ultimately change the nature of our services, the methods of payment for our services and the underlying regulatory environment. These reforms include the possible modifications to the conditions of qualification for payment, bundling of payments to cover both acute and post-acute care and the imposition of enrollment limitations on new providers.

The ACA also provides for: (1) reductions to the annual market basket payment updates for LTAC hospitals, IRFs, home health agencies and hospice providers which could result in lower reimbursement than in the preceding year; (2) additional annual “productivity adjustment” reductions to the annual market basket payment update as determined by CMS for LTAC hospitals, IRFs, and nursing and rehabilitation centers (beginning in federal fiscal year 2012), home health agencies (beginning in federal fiscal year 2015) and hospice providers (beginning in federal fiscal year 2013); (3) new transparency, reporting and certification requirements for skilled nursing facilities, including disclosures regarding organizational structure, officers, directors, trustees, managing employees and financial, clinical and other related data; (4) a quality reporting system for hospitals (including LTAC hospitals and IRFs) beginning in federal fiscal year 2014; and (5) reductions in Medicare payments to hospitals (including LTAC hospitals and IRFs) beginning in federal fiscal year 2014 for failure to meet certain quality reporting standards or to comply with standards in new value based purchasing demonstration project programs.

The Budget Control Act of 2011, enacted on August 2, 2011, increased the United States debt ceiling in connection with deficit reductions over the next ten years. Under the Budget Control Act of 2011, $1.2 trillion in domestic and defense spending reductions were automatically set to begin February 1, 2013, split evenly between domestic and defense spending. Payments to Medicare providers are subject to these automatic spending reductions, subject to a 2% cap. As discussed below, the Taxpayer Relief Act subsequently delayed by two months the automatic budget sequestration cuts established by the Budget Control Act of 2011. At this time, we believe that the automatic 2% reduction on each claim submitted to Medicare will begin on April 1, 2013. Reductions to Medicare and Medicaid reimbursement resulting from the Budget Control Act of 2011 could have a material adverse effect on our business, financial position, results of operations and liquidity.

The Taxpayer Relief Act was enacted on January 2, 2013. As noted above, this Act delayed by two months the automatic budget sequestration cuts established by the Budget Control Act of 2011. The Taxpayer Relief Act also: (1) reduces Medicare payments by 50% for subsequent procedures when multiple therapy services are provided on the same day; (2) extends the Medicare Part B outpatient therapy cap exception process to December 31, 2013; (3) suspends until December 31, 2013 the SGR reduction applicable to the MPFS for certain services provided under Medicare Part B; (4) increases the statute of limitations to recover Medicare overpayments from three years to five years; and (5) creates a new federal Commission on Long-Term Care that has six months in which to provide recommendations on the establishment, implementation and financing of a comprehensive, coordinated and high-quality system that ensures the availability of long-term care services. We believe that the new rules related to multiple therapy services will reduce our Medicare revenues by $25 million to $30 million on an annual basis.

Congress, MedPAC, and CMS will continue to address reimbursement rates for a variety of healthcare settings. We cannot predict the adjustments to Medicare payment rates that Congress or CMS may make in the future. Any downward adjustment to rates for the types of services we provide could have a material adverse effect on our business, financial position, results of operations and liquidity.

Congress continues to discuss additional deficit reduction measures, leading to a high degree of uncertainty regarding potential reforms to governmental healthcare programs, including Medicare and Medicaid. These discussions, along with other continuing efforts to reform governmental healthcare programs, could result in major changes in healthcare delivery and reimbursement systems on a national and state level, including changes directly impacting the government and private reimbursement systems for each of our businesses. Healthcare reform, future healthcare legislation or other changes in the administration or interpretation of governmental healthcare programs, whether resulting from deficit reduction measures or otherwise, could have a material adverse effect on our business, financial position, results of operations and liquidity.

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

The following table provides information about our financial instruments as of December 31, 2012 that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted average interest rates by expected maturity date.

Interest Rate Sensitivity

Principal (Notional) Amount by Expected Maturity

Average Interest Rate

(Dollars in thousands)

	Expected maturities							Fair value 12/31/12
	2013	2014	2015	2016	2017	Thereafter	Total
Liabilities:
Long-term debt, including amounts due within one year:
Fixed rate:
Notes	$–	$–	$–	$–	$–	$550,000	$550,000	$535,150
Other	102	109	116	123	10	–	460	457	(a)

	$102	$109	$116	$123	$10	$550,000	$550,460	$535,607

Average interest rate	6.0%	6.0%	6.0%	6.0%	6.0%	8.3%

Variable rate:
ABL Facility (b)	$–	$–	$–	$320,700	$–	$–	$320,700	$320,700
Term Loan Facility (c,d)	8,000	8,000	8,000	8,000	8,000	749,500	789,500	770,157
Other (e)	233	232	3,720	–	–	–	4,185	4,185

	$8,233	$8,232	$11,720	$328,700	$8,000	$749,500	$1,114,385	$1,095,042

(a)	Calculated based upon the net present value of future principal and interest payments using a discount rate of 6%.
(b)	Interest on borrowings under our ABL Facility is payable, at our option, at a rate per annum equal to the applicable margin plus, at our option, either: (1) LIBOR determined by reference to the costs of funds for eurodollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, or (2) a base rate determined by reference to the highest of: (a) the prime rate of JPMorgan Chase Bank, N.A., (b) the federal funds effective rate plus one-half of 1.00% and (c) LIBOR as described in subclause (1) plus 1.00%. At December 31, 2012, the applicable margin for borrowings under the ABL Facility was 2.75% with respect to LIBOR borrowings and 1.75% with respect to base rate borrowings. The applicable margin is subject to adjustment each fiscal quarter, based upon average historical excess availability during the preceding quarter.
(c)	Interest on borrowings under the Term Loan Facility is payable at a rate per annum equal to an applicable margin plus, at our option, either: (1) LIBOR determined by reference to the costs of funds for eurodollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, or (2) a base rate determined by reference to the highest of (a) the prime rate of JPMorgan Chase Bank, N.A., (b) the federal funds effective rate plus one-half of 1.00% and (c) LIBOR described in subclause (1) plus 1.00%. LIBOR is subject to an interest rate floor of 1.50%. The applicable margin for borrowings under the Term Loan Facility was 3.75% with respect to LIBOR borrowings and 2.75% with respect to base rate borrowings. The expected maturities for the Term Loan Facility exclude the original issue discount of approximately $8 million.
(d)	In December 2011, we entered into two interest rate swap agreements to hedge our floating interest rate on an aggregate of $225 million of outstanding Term Loan Facility debt. The interest rate swaps have an effective date of January 9, 2012, and expire on January 11, 2016. We are required to make payments based upon a fixed interest rate of 1.8925% calculated on the notional amount of $225 million. In exchange, we will receive interest on $225 million at a variable interest rate that is based upon the three-month LIBOR rate, subject to a minimum rate of 1.5%.
(e)	Interest based upon LIBOR plus 4%.

Item 8.	Financial Statements and Supplementary Data

The information required by this Item 8 is included in appendix pages F-2 through F-62 of this Annual Report on Form 10-K and incorporated herein by reference.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures and Changes in Internal Control over Financial Reporting

We have carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2012, the disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, are effective.

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based upon our assessment, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2012, based upon the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm as stated in their report which appears herein.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below are the names, ages (as of January 1, 2013) and present and past positions of our current executive officers:

Name	Age	Position
Paul J. Diaz	51	Chief Executive Officer
Benjamin A. Breier	41	President and Chief Operating Officer
Richard A. Lechleiter	54	Executive Vice President and Chief Financial Officer
Lane M. Bowen	62	Executive Vice President and President, Nursing Center Division
Jeffrey P. Winter	56	Executive Vice President and President, Hospital Division
Patricia M. Henry	59	President, RehabCare
Richard E. Chapman	64	Executive Vice President and Chief Administrative and Information Officer
William M. Altman	53	Executive Vice President for Strategy, Policy and Integrated Care
Joseph L. Landenwich	48	Co-General Counsel and Corporate Secretary
Gregory C. Miller	43	Chief Development Officer
M. Suzanne Riedman	61	General Counsel and Chief Diversity Officer

Paul J. Diaz has served as one of our directors since May 2002 and as our Chief Executive Officer since January 2004. Mr. Diaz served as our President from January 2002 until May 2012 and as our Chief Operating Officer from January 2002 to December 2003.

Benjamin A. Breier has served as our President since May 2012 and as our Chief Operating Officer since August 2010. He served as our Executive Vice President and President, Hospital Division from March 2008 until August 2010, and as President, Rehabilitation Division from August 2005 to March 2008.

Richard A. Lechleiter, a certified public accountant, has served as our Executive Vice President and Chief Financial Officer since February 2005. He served as Senior Vice President and Chief Financial Officer from February 2002 to February 2005.

Lane M. Bowen has served as our Executive Vice President since February 2005 and as President, Nursing Center Division since October 2002.

Jeffrey P. Winter has served as our Executive Vice President and President, Hospital Division, since November 2010. Prior to joining us, he served as Chief Administrative Officer of Providence Health and Services, California Region. Prior to joining Providence in 2009, Mr. Winter was with Catholic Healthcare West for ten years, most recently as President of Group Operations.

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

William M. Altman, an attorney, has served as our Executive Vice President for Strategy, Policy and Integrated Care since May 2012. He served as our Senior Vice President, Strategy and Public Policy from January 2008 to May 2012 and as Senior Vice President, Compliance and Government Programs from April 2002 to December 2007.

Joseph L. Landenwich, an attorney and certified public accountant, has served as our Co-General Counsel and Corporate Secretary since May 2012. He served as our Senior Vice President of Corporate Legal Affairs and Corporate Secretary from December 2003 to May 2012. Mr. Landenwich served as Vice President of Corporate Legal Affairs and Corporate Secretary from November 1999 to December 2003.

Gregory C. Miller has served as our Chief Development Officer since February 2011. He served as Senior Vice President, Corporate Development and Financial Planning from January 2005 to February 2011. He served as our Vice President, Corporate Development and Financial Planning from January 2004 to January 2005.

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

The information required by this Item is omitted because we are filing a definitive proxy statement, which will include the required information under the section titled Proposal to Ratify the Appointment of PricewaterhouseCoopers LLP as our Independent Registered Public Accounting Firm for Fiscal Year 2013, pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K. The required information contained in our proxy statement is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) and (a)(2) Index to Consolidated Financial Statements and Financial Statement Schedules:

(a)	All other schedules have been omitted because the required information is not present or not present in material amounts.

(a)(3)    Index to Exhibits:

Exhibit number	Description of document

2.1*	Fourth Amended Joint Plan of Reorganization of Vencor, Inc. and Affiliated Debtors under Chapter 11 of the Bankruptcy Code. Exhibit 2.1 to the Current Report on Form 8-K of the Company dated March 19, 2001 (Comm. File No. 001-14057) is hereby incorporated by reference.

2.2	Order Confirming the Fourth Amended Joint Plan of Reorganization of Vencor, Inc. and Affiliated Debtors under Chapter 11 of the Bankruptcy Code, as entered by the United States Bankruptcy Court for the District of Delaware on March 16, 2001. Exhibit 2.2 to the Current Report on Form 8-K of the Company dated March 19, 2001 (Comm. File No. 001-14057) is hereby incorporated by reference.

2.3*	Master Transaction Agreement, dated as of October 25, 2006, by and among AmerisourceBergen Corporation, PharMerica, Inc., Kindred Healthcare, Inc., Kindred Healthcare Operating, Inc., Kindred Pharmacy Services, Inc., Safari Holding Corporation, Hippo Merger Corporation and Rhino Merger Corporation. Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 25, 2006 (Comm. File No. 001-14057) is hereby incorporated by reference.

2.4	Amendment No. 1 To Master Transaction Agreement, dated as of June 4, 2007, among AmerisourceBergen Corporation, PharMerica, Inc., Kindred Healthcare, Inc., Kindred Healthcare Operating, Inc., Kindred Pharmacy Services, Inc., Safari Holding Corporation, Hippo Merger Corporation and Rhino Merger Corporation. Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 4, 2007 (Comm. File No. 001-14057) is hereby incorporated by reference.

2.5*	Amendment No. 2 To Master Transaction Agreement, dated as of July 31, 2007, among AmerisourceBergen Corporation, PharMerica Long-Term Care, Inc. (formerly named PharMerica, Inc.), Kindred Healthcare, Inc., Kindred Healthcare Operating, Inc., Kindred Pharmacy Services, Inc., PharMerica Corporation (formerly named Safari Holding Corporation), Hippo Merger Corporation and Rhino Merger Corporation. Exhibit 2.1 to the Company’s Form 10-Q for the quarterly period ended September 30, 2007 (Comm. File No. 001-14057) is hereby incorporated by reference.

2.6*	Asset Purchase Agreement, dated as of August 23, 2010, by and among (i) (a) KND Development 52, L.L.C., KND Development 53, L.L.C., KND Development 54, L.L.C., and KND Development 55, L.L.C., (ii) Kindred Healthcare Operating, Inc., (iii) (a) Vista Healthcare Holdings, LLC, (b) Vista Healthcare, LLC, (c) Vista Hospital of South Bay, LP, (d) South Bay Community Hospital, Inc., (e) Rancho Cucamonga Community Hospital, LLC, (f) Vista Specialty Hospital of Southern California, LP, (g) Perris Valley Community Hospital, LLC, and (h) Vista Hospital of South Bay, LLC, (iv) (a) Ara Tavitian, M.D., (b) J. Vartan Hovsepian, (c) Marc Ferrell, (d) Marc Furstman, (e) Vista Hospital Management Group, Inc., (f) the Ara Tavitian 2010 GRAT, (g) Vista Partnership Holding, LLC, and (v) Tavitian Holdings, LLC. Exhibit 2.1 to the Company’s Current Report on Form 8-K dated August 23, 2010 (Comm. File No. 001-14057) is hereby incorporated by reference.

2.7	Amendment No. 1 to the Asset Purchase Agreement, entered into as of October 21, 2010, by and among (i) (a) KND Development 52, L.L.C., KND Development 53, L.L.C., KND Development 54, L.L.C., and KND Development 55, L.L.C., (ii) Kindred Healthcare Operating, Inc., (iii) (a) Vista Healthcare Holdings, LLC, (b) Vista Healthcare, LLC, (c) Vista Hospital of South Bay, LP, (d) South Bay Community Hospital, Inc., (e) Rancho Cucamonga Community Hospital, LLC, (f) Vista Specialty Hospital of Southern California, LP, (g) Perris Valley Community Hospital, LLC, and (h) Vista Hospital of South Bay, LLC, (iv) (a) Ara Tavitian, M.D., (b) J. Vartan Hovsepian, (c) Marc Ferrell, (d) Marc Furstman, (e) Vista Hospital Management Group, Inc., (f) the Ara Tavitian 2010 GRAT, (g) Vista Partnership Holding, LLC, and (v) Tavitian Holdings, LLC. Exhibit 2.1 to the Company’s Current Report on Form 8-K dated October 21, 2010 (Comm. File No. 001-14057) is hereby incorporated by reference.

Exhibit number	Description of document

2.8*	Amendment No. 2 to the Asset Purchase Agreement, entered into as of October 30, 2010, by and among (i) (a) KND Development 52, L.L.C., KND Development 53, L.L.C., KND Development 54, L.L.C., and KND Development 55, L.L.C., (ii) Kindred Healthcare Operating, Inc., (iii) (a) Vista Healthcare Holdings, LLC, (b) Vista Healthcare, LLC, (c) Vista Hospital of South Bay, LP, (d) South Bay Community Hospital, Inc., (e) Rancho Cucamonga Community Hospital, LLC, (f) Vista Specialty Hospital of Southern California, LP, (g) Perris Valley Community Hospital, LLC, and (h) Vista Hospital of South Bay, LLC, (iv) (a) Ara Tavitian, M.D., (b) J. Vartan Hovsepian, (c) Marc Ferrell, (d) Marc Furstman, (e) Vista Hospital Management Group, Inc., (f) the Ara Tavitian 2010 GRAT, (g) Vista Partnership Holding, LLC, and (v) Tavitian Holdings, LLC. Exhibit 2.1 to the Company’s Current Report on Form 8-K dated October 30, 2010 (Comm. File No. 001-14057) is hereby incorporated by reference.

2.9*	Agreement and Plan of Merger, dated as of February 7, 2011, among Kindred Healthcare, Inc., Kindred Healthcare Development, Inc. and RehabCare Group, Inc. Exhibit 2.1 to the Company’s Current Report on Form 8-K dated February 7, 2011 (Comm. File No. 001-14057) is hereby incorporated by reference.

2.10	Amendment to Agreement and Plan of Merger, dated May 12, 2011, among Kindred Healthcare, Inc., Kindred Healthcare Development, Inc. and RehabCare Group, Inc. Exhibit 2.1 to the Company’s Current Report on Form 8-K dated May 12, 2011 (Comm. File No. 001-14057) is hereby incorporated by reference.

3.1	Amended and Restated Certificate of Incorporation of the Company. Exhibit 4.1 to the Company’s Registration Statement on Form S-3 filed August 31, 2001 (Comm. File No. 333-68838) is hereby incorporated by reference.

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation. Exhibit 3.1 to the Company’s Form 10-Q for the quarterly period ended March 31, 2002 (Comm. File No. 001-14057) is hereby incorporated by reference.

3.3	Amended and Restated Bylaws of the Company. Exhibit 3.1 to the Company’s Current Report on Form 8-K dated March 20, 2009 (Comm. File No. 001-14057) is hereby incorporated by reference.

4.1	Articles IV, IX, X and XII of the Restated Certificate of Incorporation of the Company are included in Exhibit 3.1.

4.2*	Indenture (including form of Note), dated as of June 1, 2011, between Kindred Escrow Corp. and Wells Fargo Bank, National Association, as trustee. Exhibit 4.1 to the Company’s Current Report on Form 8-K dated June 1, 2011 (Comm. File No. 001-14057) is hereby incorporated by reference.

4.3	Supplemental Indenture, dated as of June 1, 2011, among Kindred Healthcare, Inc., the Subsidiary Guarantors party thereto and Wells Fargo Bank, National Association, as trustee. Exhibit 4.2 to the Company’s Current Report on Form 8-K dated June 1, 2011 (Comm. File No. 001-14057) is hereby incorporated by reference.

4.4	Second Supplemental Indenture, dated as of September 28, 2011, among Kindred Healthcare, Inc., the Subsidiary Guarantors party thereto and Wells Fargo Bank, National Association, as trustee. Exhibit 4.1 to the Company’s Current Report on Form 8-K dated September 28, 2011 (Comm. File No. 001-14057) is hereby incorporated by reference.

4.5	Third Supplemental Indenture, dated as of June 13, 2012, among Kindred Healthcare, Inc., the Subsidiary Guarantors party thereto and Wells Fargo Bank, National Association, as trustee.

4.6	Fourth Supplemental Indenture, dated as of September 28, 2012, among Kindred Healthcare, Inc., the Subsidiary Guarantors party thereto and Wells Fargo Bank, National Association, as trustee.

Exhibit number	Description of document

4.7*	Registration Rights Agreement, dated as of June 1, 2011, between Kindred Escrow Corp. and J.P. Morgan Securities LLC. Exhibit 4.3 to the Company’s Current Report on Form 8-K dated June 1, 2011 (Comm. File No. 001-14057) is hereby incorporated by reference.

4.8	Joinder Agreement to Registration Rights Agreement, dated as of June 1, 2011, among Kindred Healthcare, Inc. and the Subsidiary Guarantors party thereto. Exhibit 4.4 to the Company’s Current Report on Form 8-K dated June 1, 2011 (Comm. File No. 001-14057) is hereby incorporated by reference.

4.9	Second Joinder Agreement to the Registration Rights Agreement, dated as of September 28, 2011, among the Subsidiary Guarantors party thereto. Exhibit 4.2 to the Company’s Current Report on Form 8-K dated September 28, 2011 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.1*	ABL Credit Agreement, dated as of June 1, 2011, among Kindred Healthcare, Inc., the Lenders party thereto, JPMorgan Chase Bank, N.A. as Administrative Agent and Collateral Agent and the arrangers and agents party thereto. Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 1, 2011 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.2	Amendment No. 1 to the ABL Credit Agreement dated as of October 4, 2012, by and among the Company, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, each Incremental Lender and each of the other Lenders and Credit Parties thereto. Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 4, 2012 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.3*	Term Loan Credit Agreement, dated as of June 1, 2011, among Kindred Healthcare, Inc., the Lenders party thereto, JPMorgan Chase Bank, N.A. as Administrative Agent and Collateral Agent and the arrangers and other agents party thereto. Exhibit 10.2 to the Company’s Current Report on Form 8-K dated June 1, 2011 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.4	Incremental Amendment No. 1 to the Term Loan Credit Agreement dated as of October 4, 2012, by and among the Company, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, each Incremental Term Lender and each of the other Credit Parties thereto. Exhibit 10.2 to the Company’s Current Report on Form 8-K dated October 4, 2012 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.5	Form of Indemnification Agreement between the Company and certain of its officers and employees. Exhibit 10.31 to the Ventas, Inc. Form 10-K for the year ended December 31, 1995 (Comm. File No. 001-10989) is hereby incorporated by reference.

10.6	Form of Indemnification Agreement between the Company and each member of its Board of Directors. Exhibit 10.21 to the Company’s Form 10-K for the year ended December 31, 2001 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.7**	Kindred Deferred Compensation Plan, Third Amendment and Restatement effective as of January 1, 2009. Exhibit 10.4 to the Company’s Form 10-Q for the quarterly period ended September 30, 2008 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.8**	Amendment No. 1 to the Third Amendment and Restatement of the Kindred Deferred Compensation Plan, effective as of December 21, 2011. Exhibit 10.9 to the Company’s Form 10-K for the year ended December 31, 2011 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.9**	Amendment No. 2 to the Third Amendment and Restatement of the Kindred Deferred Compensation Plan, effective as of January 1, 2013.

Exhibit number	Description of document

10.10**	Amended and Restated Kindred Healthcare, Inc. Long-Term Incentive Plan. Exhibit 10.5 to the Company’s Form 10-Q for the quarterly period ended March 31, 2009 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.11**	Amended and Restated Kindred Healthcare, Inc. Short-Term Incentive Plan. Exhibit 10.3 to the Company’s Form 10-Q for the quarterly period ended September 30, 2008 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.12**	Agreement dated as of March 20, 2009 by and between Kindred Healthcare, Inc. and Edward L. Kuntz. Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 20, 2009 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.13**	Employment Agreement dated as of May 17, 2012 by and between Kindred Healthcare Operating, Inc. and Paul J. Diaz. Exhibit 10.4 to the Company’s Form 10-Q for the quarterly period ended June 30, 2012 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.14**	Change-in-Control Severance Agreement dated as of November 13, 2009 by and between Kindred Healthcare Operating, Inc. and Paul J. Diaz. Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 13, 2009 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.15**	Employment Agreement dated as of December 18, 2008 by and between Kindred Healthcare Operating, Inc. and Richard E. Chapman. Exhibit 10.21 to the Company’s Form 10-K for the year ended December 31, 2008 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.16**	Change-in-Control Severance Agreement dated as of November 13, 2009 by and between Kindred Healthcare Operating, Inc. and Richard E. Chapman. Exhibit 10.21 to the Company’s Form 10-K for the year ended December 31, 2009 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.17**	Employment Agreement dated as of December 18, 2008 by and between Kindred Healthcare Operating, Inc. and M. Suzanne Riedman. Exhibit 10.25 to the Company’s Form 10-K for the year ended December 31, 2008 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.18**	Change-in-Control Severance Agreement dated as of November 13, 2009 by and between Kindred Healthcare Operating, Inc. and M. Suzanne Riedman. Exhibit 10.25 to the Company’s Form 10-K for the year ended December 31, 2009 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.19**	Employment Agreement dated as of December 18, 2008 by and between Kindred Healthcare Operating, Inc. and Richard A. Lechleiter. Exhibit 10.5 to the Company’s Current Report on Form 8-K dated December 18, 2008 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.20**	Change-in-Control Severance Agreement dated as of November 13, 2009 by and between Kindred Healthcare Operating, Inc. and Richard A. Lechleiter. Exhibit 10.2 to the Company’s Current Report on Form 8-K dated November 13, 2009 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.21**	Employment Agreement dated as of May 17, 2012 by and between Kindred Healthcare Operating, Inc. and William M. Altman. Exhibit 10.6 to the Company’s Form 10-Q for the quarterly period ended June 30, 2012 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.22**	Change-in-Control Severance Agreement dated as of November 13, 2009 by and between Kindred Healthcare Operating, Inc. and William M. Altman. Exhibit 10.29 to the Company’s Form 10-K for the year ended December 31, 2009 (Comm. File No. 001-14057) is hereby incorporated by reference.

Exhibit number	Description of document

10.23**	Employment Agreement dated as of December 18, 2008 by and between Kindred Healthcare Operating, Inc. and Lane M. Bowen. Exhibit 10.9 to the Company’s Current Report on Form 8-K dated December 18, 2008 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.24**	Change-in-Control Severance Agreement dated as of November 13, 2009 by and between Kindred Healthcare Operating, Inc. and Lane M. Bowen. Exhibit 10.4 to the Company’s Current Report on Form 8-K dated November 13, 2009 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.25**	Employment Agreement dated as of May 17, 2012 by and between Kindred Healthcare Operating, Inc. and Joseph L. Landenwich. Exhibit 10.8 to the Company’s Form 10-Q for the quarterly period ended June 30, 2012 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.26**	Change-in-Control Severance Agreement dated as of November 13, 2009 by and between Kindred Healthcare Operating, Inc. and Joseph L. Landenwich. Exhibit 10.33 to the Company’s Form 10-K for the year ended December 31, 2009 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.27**	Employment Agreement dated as of September 20, 2012 by and between Kindred Healthcare Operating, Inc. and Benjamin A. Breier. Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 20, 2012 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.28**	Change-in-Control Severance Agreement dated as of November 13, 2009 by and between Kindred Healthcare Operating, Inc. and Benjamin A. Breier. Exhibit 10.35 to the Company’s Form 10-K for the year ended December 31, 2009 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.29**	Employment Agreement dated as of May 17, 2012 by and between Kindred Healthcare Operating, Inc. and Gregory C. Miller. Exhibit 10.7 to the Company’s Form 10-Q for the quarterly period ended June 30, 2012 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.30**	Change-in-Control Severance Agreement dated as of November 13, 2009 by and between Kindred Healthcare Operating, Inc. and Gregory C. Miller. Exhibit 10.37 to the Company’s Form 10-K for the year ended December 31, 2009 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.31**	Employment Agreement dated as of November 1, 2010 by and between Kindred Healthcare Operating, Inc. and Jeffrey P. Winter. Exhibit 10.3 to the Company’s Form 10-Q for the quarterly period ended September 30, 2010 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.32**	Change-in-Control Severance Agreement dated as of November 1, 2010 by and between Kindred Healthcare Operating, Inc. and Jeffrey P. Winter. Exhibit 10.4 to the Company’s Form 10-Q for the quarterly period ended September 30, 2010 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.33**	Employment Agreement dated as of December 19, 2011 by and between Kindred Healthcare Operating, Inc. and Patricia M. Henry. Exhibit 10.34 to the Company’s Form 10-K for the year ended December 31, 2011 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.34**	Change-in-Control Severance Agreement dated as of June 1, 2011 by and between Kindred Healthcare Operating, Inc. and Patricia M. Henry. Exhibit 10.35 to the Company’s Form 10-K for the year ended December 31, 2011 (Comm. File No. 001-14057) is hereby incorporated by reference.

Exhibit number	Description of document

10.35	Second Amended and Restated Master Lease Agreement No. 1 dated as of April 27, 2007 for Lease Executed by Ventas Realty, Limited Partnership, as Lessor and Kindred Healthcare, Inc. and Kindred Healthcare Operating, Inc. as Tenant. Exhibit 10.3 to the Company’s Form 10-Q for the quarterly period ended June 30, 2007 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.36	Amendment to Memorandum of Lease and Specific Property Lease Amendment dated as of June 8, 2007 by and between Ventas Realty, Limited Partnership, as Lessor and Kindred Healthcare, Inc. and Kindred Healthcare Operating, Inc. as Tenant. Exhibit 10.47 to the Company’s Form 10-K for the year ended December 31, 2007 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.37	Amendment to Master Lease and Memorandum of Lease dated as of January 16, 2009 by and between Ventas Realty, Limited Partnership, as Lessor and Kindred Healthcare, Inc. and Kindred Healthcare Operating, Inc. as Tenant. Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended March 31, 2009 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.38	Amendment to Memorandum of Lease and Specific Property Lease Amendment dated as of October 14, 2009 by and between Ventas Realty, Limited Partnership, as Lessor and Kindred Healthcare, Inc. and Kindred Healthcare Operating, Inc. as Tenant. Exhibit 10.43 to the Company’s Form 10-K for the year ended December 31, 2009 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.39	Second Amended and Restated Master Lease Agreement No. 2 dated as of April 27, 2007 for Lease Executed by Ventas Realty, Limited Partnership, as Lessor and Kindred Healthcare, Inc. and Kindred Healthcare Operating, Inc. as Tenant. Exhibit 10.4 to the Company’s Form 10-Q for the quarterly period ended June 30, 2007 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.40	Notice of Renewal of Renewal Group 1 dated as of April 26, 2012 under that Second Amended and Restated Master Lease Agreement No. 2. Exhibit 10.2 to the Company’s Form 10-Q for the quarterly period ended June 30, 2012 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.41	Second Amended and Restated Master Lease Agreement No. 3 dated as of April 27, 2007 for Lease Executed by Ventas Realty, Limited Partnership, as Lessor and Kindred Healthcare, Inc. and Kindred Healthcare Operating, Inc. as Tenant. Exhibit 10.5 to the Company’s Form 10-Q for the quarterly period ended June 30, 2007 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.42	Amendment to Memorandum of Lease and Specific Property Lease Amendment dated as of March 1, 2012 by and between Ventas Realty, Limited Partnership, as Lessor and Kindred Healthcare, Inc. and Kindred Healthcare Operating, Inc. as Tenant. Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended March 31, 2012 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.43	Amendment to Memorandum of Lease and Specific Property Lease Amendment dated as of January 9, 2009 by and between Ventas Realty, Limited Partnership, as Lessor and Kindred Healthcare, Inc. and Kindred Healthcare Operating, Inc. as Tenant. Exhibit 10.2 to the Company’s Form 10-Q for the quarterly period ended March 31, 2009 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.44	Second Amended and Restated Master Lease Agreement No. 4 dated as of April 27, 2007 for Lease Executed by Ventas Realty, Limited Partnership, as Lessor and Kindred Healthcare, Inc. and Kindred Healthcare Operating, Inc. as Tenant. Exhibit 10.6 to the Company’s Form 10-Q for the quarterly period ended June 30, 2007 (Comm. File No. 001-14057) is hereby incorporated by reference.

Exhibit number	Description of document

10.45	Amendment to Master Lease and Memorandum of Lease dated as of August 7, 2007 by and among Ventas Realty, Limited Partnership, as Lessor and Kindred Healthcare, Inc. and Kindred Healthcare Operating, Inc. as Tenant. Exhibit 10.51 to the Company’s Form 10-K for the year ended December 31, 2007 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.46	Notice of Renewal of Renewal Group 1 dated as of April 26, 2012 under that Second Amended and Restated Master Lease Agreement No. 4. Exhibit 10.3 to the Company’s Form 10-Q for the quarterly period ended June 30, 2012 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.47	Renewal Notice to Lessor dated April 30, 2009 regarding the Second Amended and Restated Master Lease Agreements Nos. 1-4 between Ventas Realty, Limited Partnership, as Lessor and Kindred Healthcare, Inc. and Kindred Healthcare Operating, Inc. as Tenant. Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended June 30, 2009 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.48	Side Letter dated as of May 23, 2012 to the Second Amended and Restated Master Lease Agreements Nos. 1, 2, 3 and 4. Exhibit 10.10 to the Company’s Form 10-Q for the quarterly period ended June 30, 2012 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.49	Side Letter dated as of January 29, 2013 to the Second Amended and Restated Master Lease Agreements Nos. 1, 2, 3 and 4.

10.50	Master Lease Agreement No. 5 dated as of May 23, 2012 executed by Ventas Realty, Limited Partnership, as Lessor and Kindred Healthcare, Inc. and Kindred Healthcare Operating, Inc., as Tenant. Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 23, 2012 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.51	Master Lease among Health Care Property Investors, Inc. and Health Care Property Partners, collectively, as Lessor and Kindred Nursing Centers East, L.L.C., Kindred Nursing Centers West, L.L.C. and Kindred Nursing Centers Limited Partnership, collectively, as Lessee, dated May 16, 2001. Exhibit 10.11 to the Company’s Form 10-Q for the quarterly period ended June 30, 2001 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.52	First Amendment to Master Lease dated effective August 1, 2001 by and among Health Care Property Investors, Inc., Health Care Property Partners and Indiana HCP, L.P., collectively, as Lessor and Kindred Nursing Centers East, L.L.C., Kindred Nursing Centers West, L.L.C. and Kindred Nursing Centers Limited Partnership, collectively, as Lessee. Exhibit 10.53 to the Company’s Form 10-K for the year ended December 31, 2007 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.53	Second Amendment to Master Lease dated as of November 18, 2003 by and among Health Care Property Investors, Inc., Health Care Property Partners and Indiana HCP, L.P., collectively, as Lessor and Kindred Nursing Centers East, L.L.C., Kindred Nursing Centers West, L.L.C. and Kindred Nursing Centers Limited Partnership, collectively, as Lessee. Exhibit 10.54 to the Company’s Form 10-K for the year ended December 31, 2007 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.54	Third Amendment to Master Lease dated and effective as of June 30, 2004 by and among Health Care Property Investors, Inc. and Health Care Property Partners, collectively, as Lessor and Kindred Nursing Centers East, L.L.C., Kindred Nursing Centers West, L.L.C. and Kindred Nursing Centers Limited Partnership, collectively, as Lessee. Exhibit 10.55 to the Company’s Form 10-K for the year ended December 31, 2007 (Comm. File No. 001-14057) is hereby incorporated by reference.

Exhibit number	Description of document

10.55	Fourth Amendment to Master Lease by and among Health Care Property Investors, Inc. and Health Care Property Partners, collectively, as Lessor and Kindred Nursing Centers East, L.L.C., Kindred Nursing Centers West, L.L.C. and Kindred Nursing Centers Limited Partnership, collectively, as Lessee, dated February 28, 2006. Exhibit 10.71 to the Company’s Form 10-K for the year ended December 31, 2006 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.56	Fifth Amendment to Master Lease by and among Health Care Property Investors, Inc., Health Care Property Partners, and Texas HCP Holding, L.P., collectively, as Lessor and Kindred Nursing Centers East, L.L.C., Kindred Nursing Centers West, L.L.C., Kindred Nursing Centers Limited Partnership, Kindred Hospitals Limited Partnership and Transitional Hospitals Corporation of Wisconsin, Inc., collectively, as Lessee, dated January 31, 2007. Exhibit 10.72 to the Company’s Form 10-K for the year ended December 31, 2006 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.57	Sixth Amendment to Master Lease by and among HCP, Inc. f/k/a Health Care Property Investors, Inc., Health Care Property Investors, Inc., Health Care Property Partners, and Texas HCP Holding, L.P., collectively, as Lessor and Kindred Nursing Centers East, L.L.C., Kindred Nursing Centers West, L.L.C., Kindred Nursing Centers Limited Partnership and Transitional Hospitals Corporation of Wisconsin, Inc., collectively, as Lessee, dated December 8, 2008. Exhibit 10.53 to the Company’s Form 10-K for the year ended December 31, 2008 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.58	Master Lease Agreement dated as of February 28, 2006 by and between HCRI Massachusetts Properties Trust II, as Lessor and Kindred Nursing Centers East, L.L.C., as Tenant. Exhibit 10.6 to the Company’s Form 10-Q for the quarterly period ended March 31, 2006 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.59	First Amendment to Master Lease Agreement dated as of June 20, 2007 by and between HCRI Massachusetts Properties Trust II, as Lessor and Kindred Nursing Centers East, L.L.C., as Tenant. Exhibit 10.59 to the Company’s Form 10-K for the year ended December 31, 2007 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.60	Termination of Lease and Notice of Lease dated as of January 22, 2010 by and among HCRI Massachusetts Properties Trust, HCRI Massachusetts Properties Trust II and Kindred Hospitals East, L.L.C. Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended March 31, 2010 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.61	Termination of Lease and Notice of Lease dated as of January 22, 2010 by and among HCRI Massachusetts Properties Trust, HCRI Massachusetts Properties Trust II, Kindred Hospitals East, L.L.C. and KND Real Estate 26, L.L.C. Exhibit 10.2 to the Company’s Form 10-Q for the quarterly period ended March 31, 2010 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.62	Agreement and Plan of Reorganization between the Company and Ventas, Inc. Exhibit 10.1 to the Company’s Form 10, as amended, dated April 27, 1998 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.63**	Kindred Healthcare, Inc. 2001 Stock Incentive Plan, Amended and Restated. Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 22, 2008 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.64**	Form of Kindred Healthcare, Inc. Non-Qualified Stock Option Grant Agreement under the 2001 Stock Incentive Plan, Amended and Restated. Exhibit 10.64 to the Company’s Form 10-K for the year ended December 31, 2008 (Comm. File No. 001-14057) is hereby incorporated by reference.

Exhibit number	Description of document

10.65**	Form of Kindred Healthcare, Inc. Incentive Stock Option Grant Agreement under the 2001 Stock Incentive Plan, Amended and Restated. Exhibit 10.65 to the Company’s Form 10-K for the year ended December 31, 2008 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.66**	Form of Kindred Healthcare, Inc. Restricted Share Award Agreement under the 2001 Stock Incentive Plan, Amended and Restated. Exhibit 10.66 to the Company’s Form 10-K for the year ended December 31, 2008 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.67**	Form of Kindred Healthcare, Inc. Performance Unit Award Agreement under the 2001 Stock Incentive Plan, Amended and Restated. Exhibit 10.68 to the Company’s Form 10-K for the year ended December 31, 2008 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.68**	Kindred Healthcare, Inc. 2001 Equity Plan for Non-Employee Directors (Amended and Restated). Exhibit 10.69 to the Company’s Form 10-K for the year ended December 31, 2008 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.69**	Form of Kindred Healthcare, Inc. Non-Qualified Stock Option Grant Agreement under the 2001 Equity Plan for Non-Employee Directors (Amended and Restated). Exhibit 10.70 to the Company’s Form 10-K for the year ended December 31, 2008 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.70**	Form of Kindred Healthcare, Inc. Restricted Share Award Agreement under the 2001 Equity Plan for Non-Employee Directors (Amended and Restated). Exhibit 10.71 to the Company’s Form 10-K for the year ended December 31, 2008 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.71**	Form of Amendment No. 1 to Non-Discretionary Non-Qualified Stock Option Grant Agreement under the 2001 Equity Plan for Non-Employee Directors (Amended and Restated). Exhibit 10.72 to the Company’s Form 10-K for the year ended December 31, 2008 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.72**	Form of Amendment No. 1 to Discretionary Non-Qualified Stock Option Grant Agreement under the 2001 Equity Plan for Non-Employee Directors (Amended and Restated). Exhibit 10.73 to the Company’s Form 10-K for the year ended December 31, 2008 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.73**	Kindred Healthcare, Inc. 2011 Stock Incentive Plan. Annex F to the Company’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on April 20, 2011 (Comm. File No. 333-173050) is hereby incorporated by reference.

10.74**	Form of Kindred Healthcare, Inc. Non-Qualified Stock Option Grant Agreement under the 2011 Stock Incentive Plan. Exhibit 10.4 to the Company’s Form 10-Q for the quarterly period ended June 30, 2011 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.75**	Form of Kindred Healthcare, Inc. Incentive Stock Option Grant Agreement under the 2011 Stock Incentive Plan. Exhibit 10.5 to the Company’s Form 10-Q for the quarterly period ended June 30, 2011 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.76**	Form of Kindred Healthcare, Inc. Restricted Share Award Agreement under the 2011 Stock Incentive Plan. Exhibit 10.2 to the Company’s Form 10-Q for the quarterly period ended March 31, 2012 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.77**	Form of Kindred Healthcare, Inc. Stock Bonus Award Agreement under the 2011 Stock Incentive Plan. Exhibit 10.7 to the Company’s Form 10-Q for the quarterly period ended June 30, 2011 (Comm. File No. 001-14057) is hereby incorporated by reference.

Exhibit number	Description of document

10.78**	Form of Kindred Healthcare, Inc. Performance Unit Award Agreement under the 2011 Stock Incentive Plan. Exhibit 10.3 to the Company’s Form 10-Q for the quarterly period ended March 31, 2012 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.79**	Kindred Healthcare, Inc. 2012 Equity Plan for Non-Employee Directors. Annex A to the Company’s Definitive Proxy Statement on Schedule 14A dated April 3, 2012 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.80**	Form of Kindred Healthcare, Inc. Restricted Share Award Agreement under the 2012 Equity Plan for Non-Employee Directors.

10.81**	Form of Kindred Healthcare, Inc. Non-Qualified Stock Option Grant Agreement under the 2012 Equity Plan for Non-Employee Directors.

10.82	Other Debt Instruments – Copies of debt instruments for which the related debt is less than 10% of total assets will be furnished to the SEC upon request.

21	List of Subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

31	Rule 13a-14(a)/15d-14(a) Certifications.

32	Section 1350 Certifications.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	The Company will furnish supplementally to the SEC upon request a copy of any omitted exhibit or annex.
**	Compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of this Annual Report on Form 10-K.

(b)	Exhibits.

The response to this portion of Item 15 is submitted as a separate section of this Annual Report on Form 10-K.

(c)	Financial Statement Schedules.

The response to this portion of Item 15 is included on page F-62 of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 28, 2013	KINDRED HEALTHCARE, INC.

	By:	/s/ Paul J. Diaz
Paul J. Diaz Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joel Ackerman Joel Ackerman	Director	February 28, 2013

/s/ Jonathan D. Blum Jonathan D. Blum	Director	February 28, 2013

/s/ Thomas P. Cooper, M.D. Thomas P. Cooper, M.D.	Director	February 28, 2013

/s/ Christopher T. Hjelm Christopher T. Hjelm	Director	February 28, 2013

/s/ Isaac Kaufman Isaac Kaufman	Director	February 28, 2013

/s/ Frederick J. Kleisner Frederick J. Kleisner	Director	February 28, 2013

/s/ Eddy J. Rogers, Jr. Eddy J. Rogers, Jr.	Director	February 28, 2013

John H. Short, Ph.D.	Director

/s/ Phyllis R. Yale Phyllis R. Yale	Director	February 28, 2013

/s/ Edward L. Kuntz Edward L. Kuntz	Chairman of the Board	February 28, 2013

/s/ Paul J. Diaz Paul J. Diaz	Director and Chief Executive Officer (Principal Executive Officer)	February 28, 2013

Signature	Title	Date

/s/ Richard A. Lechleiter Richard A. Lechleiter	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 28, 2013

/s/ John J. Lucchese John J. Lucchese	Senior Vice President and Corporate Controller (Principal Accounting Officer)	February 28, 2013

KINDRED HEALTHCARE, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULES

(a)	All other schedules have been omitted because the required information is not present or not present in material amounts.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

of Kindred Healthcare, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Kindred Healthcare, Inc. and its subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/    PRICEWATERHOUSECOOPERS LLP

Louisville, Kentucky

February 28, 2013

KINDRED HEALTHCARE, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(In thousands, except per share amounts)

	Year ended December 31,
	2012	2011	2010
Revenues	$6,181,291	$5,503,928	$4,346,984

Salaries, wages and benefits	3,672,475	3,243,603	2,497,293
Supplies	432,008	399,819	340,802
Rent	428,979	398,045	356,352
Other operating expenses	1,233,134	1,160,293	945,676
Other income	(10,812)	(11,191)	(11,422)
Impairment charges	110,856	118,202	–
Depreciation and amortization	201,068	165,227	121,374
Interest expense	107,896	80,919	7,090
Investment income	(1,054)	(1,031)	(1,245)

	6,174,550	5,553,886	4,255,920

Income (loss) from continuing operations before income taxes	6,741	(49,958)	91,064
Provision (benefit) for income taxes	39,112	(1,905)	34,173

Income (loss) from continuing operations	(32,371)	(48,053)	56,891
Discontinued operations, net of income taxes:
Income (loss) from operations	(2,208)	(5,666)	53
Loss on divestiture of operations	(4,745)	–	(453)

Loss from discontinued operations	(6,953)	(5,666)	(400)

Net income (loss)	(39,324)	(53,719)	56,491
(Earnings) loss attributable to noncontrolling interests	(1,043)	238	–

Income (loss) attributable to Kindred	$(40,367)	$(53,481)	$56,491

Amounts attributable to Kindred stockholders:
Income (loss) from continuing operations	$(33,414)	$(47,815)	$56,891
Loss from discontinued operations	(6,953)	(5,666)	(400)

Net income (loss)	$(40,367)	$(53,481)	$56,491

Earnings (loss) per common share:
Basic:
Income (loss) from continuing operations	$(0.65)	$(1.04)	$1.44
Discontinued operations:
Income (loss) from operations	(0.04)	(0.12)	–
Loss on divestiture of operations	(0.09)	–	(0.01)

Net income (loss)	$(0.78)	$(1.16)	$1.43

Diluted:
Income (loss) from continuing operations	$(0.65)	$(1.04)	$1.44
Discontinued operations:
Income (loss) from operations	(0.04)	(0.12)	–
Loss on divestiture of operations	(0.09)	–	(0.01)

Net income (loss)	$(0.78)	$(1.16)	$1.43

Shares used in computing earnings (loss) per common share:
Basic	51,659	46,280	38,738
Diluted	51,659	46,280	38,954

See accompanying notes.

KINDRED HEALTHCARE, INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Year ended December 31,
	2012	2011	2010
Net income (loss)	$(39,324)	$(53,719)	$56,491
Other comprehensive income (loss):
Available-for-sale securities:
Change in unrealized investment gains (losses)	1,383	(518)	1,602
Reclassification of (gains) losses realized in net income (loss)	(95)	40	288

Net change	1,288	(478)	1,890
Interest rate swaps:
Change in unrealized loss	(1,834)	(815)	–
Reclassification of losses realized in net income (loss), net of payments	206	–	–

Net change	(1,628)	(815)	–
Defined benefit post-retirement plan:
Unrealized loss due to fair value adjustments	(590)	(1,301)	(1,091)

Income tax expense (benefit) related to items of other comprehensive income (loss)	517	990	(241)

Other comprehensive income (loss)	(413)	(1,604)	558

Comprehensive income (loss)	(39,737)	(55,323)	57,049
(Earnings) loss attributable to noncontrolling interests	(1,043)	238	–

Comprehensive income (loss) attributable to Kindred	$(40,780)	$(55,085)	$57,049

See accompanying notes.

KINDRED HEALTHCARE, INC.

CONSOLIDATED BALANCE SHEET

(In thousands, except per share amounts)

	December 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$50,007	$41,561
Cash–restricted	5,197	5,551
Insurance subsidiary investments	86,168	70,425
Accounts receivable less allowance for loss of $23,959 – 2012 and $29,746 – 2011	1,038,605	994,700
Inventories	32,021	31,060
Deferred tax assets	12,663	17,785
Income taxes	13,573	39,513
Other	35,532	32,687

	1,273,766	1,233,282
Property and equipment, at cost:
Land	93,178	71,286
Buildings	1,209,919	1,022,275
Equipment	900,136	807,871
Construction in progress	23,670	73,631

	2,226,903	1,975,063
Accumulated depreciation	(1,083,777)	(916,022)

	1,143,126	1,059,041

Goodwill	1,041,266	1,084,655
Intangible assets less accumulated amortization of $34,854 – 2012 and $16,581 – 2011	439,767	447,207
Assets held for sale	4,131	5,612
Insurance subsidiary investments	116,424	110,227
Other	219,466	198,469

Total assets	$4,237,946	$4,138,493

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$210,668	$216,801
Salaries, wages and other compensation	389,009	407,493
Due to third party payors	35,420	37,306
Professional liability risks	54,088	46,010
Other accrued liabilities	137,204	130,693
Long-term debt due within one year	8,942	10,620

	835,331	848,923

Long-term debt	1,648,706	1,531,882
Professional liability risks	236,630	217,717
Deferred tax liabilities	9,764	17,955
Deferred credits and other liabilities	214,671	191,771

Noncontrolling interests-redeemable	–	9,704

Commitments and contingencies

Equity:
Stockholders’ equity:
Preferred stock, $0.25 par value; authorized 1,000 shares; none issued and outstanding	–	–
Common stock, $0.25 par value; authorized 175,000 shares; issued 53,280 shares – 2012 and 52,116 shares – 2011	13,320	13,029
Capital in excess of par value	1,145,922	1,138,189
Accumulated other comprehensive loss	(1,882)	(1,469)
Retained earnings	98,799	139,172

	1,256,159	1,288,921
Noncontrolling interests-nonredeemable	36,685	31,620

Total equity	1,292,844	1,320,541

Total liabilities and equity	$4,237,946	$4,138,493

See accompanying notes.

KINDRED HEALTHCARE, INC.

CONSOLIDATED STATEMENT OF EQUITY

(In thousands)

		Attributable to Kindred stockholders
	Redeemable noncontrolling interests	Shares of common stock	Par value common stock	Capital in excess of par value	Accumulated other comprehensive income/(loss)	Retained earnings	Nonredeemable noncontrolling interests	Total
Balances, December 31, 2009	$–	39,104	$9,776	$820,407	$(423)	$136,834	$–	$966,594
Comprehensive income:
Net income						56,491		56,491
Net unrealized investment gains, net of income taxes					1,229			1,229
Other					(671)			(671)

Comprehensive income								57,049
Grant of non-vested restricted stock		425	106	(106)				–
Issuance of common stock in connection with employee benefit plans		96	24	25				49
Shares tendered by employees for statutory tax withholdings upon issuance of common stock		(130)	(32)	(2,147)		(168)		(2,347)
Stock-based compensation amortization				10,714				10,714
Income tax provision in connection with the issuance of common stock under employee benefit plans				(300)				(300)

Balances, December 31, 2010	–	39,495	9,874	828,593	135	193,157	–	1,031,759
Acquired noncontrolling interests	23,869						23,990	23,990
Comprehensive income (loss):
Net income (loss)	424					(53,481)	(662)	(54,143)
Net unrealized investment losses, net of income taxes					(311)			(311)
Other					(1,293)			(1,293)

Comprehensive income (loss)	424							(55,747)
Grant of non-vested restricted stock		374	93	(93)				–
Issuance of common stock in connection with employee benefit plans		415	104	3,030		(115)		3,019
Shares tendered by employees for statutory tax withholdings upon issuance of common stock		(156)	(39)	(2,983)		(389)		(3,411)
Stock-based compensation amortization				12,819				12,819
Income tax benefit in connection with the issuance of common stock under employee benefit plans				389				389
Shares issued in connection with the RehabCare Merger		11,988	2,997	297,429				300,426
Purchase of noncontrolling interests				(995)			(6,297)	(7,292)
Reclassification of noncontrolling interests	(14,589)						14,589	14,589

Balances, December 31, 2011	9,704	52,116	13,029	1,138,189	(1,469)	139,172	31,620	1,320,541
Comprehensive income (loss):
Net income (loss)	140					(40,367)	903	(39,464)
Net unrealized investment gains, net of income taxes					837			837
Other					(1,250)			(1,250)

Comprehensive income (loss)	140							(39,877)
Grant of non-vested restricted stock		1,079	270	(270)				–
Issuance of common stock in connection with employee benefit plans		248	62	85				147
Shares tendered by employees for statutory tax withholdings upon issuance of common stock		(163)	(41)	(1,863)		(6)		(1,910)
Stock-based compensation amortization				10,852				10,852
Income tax provision in connection with the issuance of common stock under employee benefit plans				(2,405)				(2,405)
Contributions made by noncontrolling interests							200	200
Distributions to noncontrolling interests	(571)						(3,258)	(3,258)
Purchase of noncontrolling interests	(2,031)			1,334			(22)	1,312
Reclassification of noncontrolling interests	(7,242)						7,242	7,242

Balances, December 31, 2012	$–	53,280	$13,320	$1,145,922	$(1,882)	$98,799	$36,685	$1,292,844

See accompanying notes.

KINDRED HEALTHCARE, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

	Year ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income (loss)	$(39,324)	$(53,719)	$56,491
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	201,484	165,594	121,552
Amortization of stock-based compensation costs	10,852	12,819	10,714
Amortization of deferred financing costs	9,683	7,581	1,975
Payment of lender fees related to debt issuance	(2,940)	(46,232)	–
Provision for doubtful accounts	23,692	35,133	24,397
Deferred income taxes	(11,524)	195	21,446
Impairment charges	110,856	129,281	–
Loss on divestiture of discontinued operations	4,745	–	453
Other	1,772	(2,063)	(1,723)
Change in operating assets and liabilities:
Accounts receivable	(58,705)	(144,830)	(45,232)
Inventories and other assets	(29,382)	(802)	(14,294)
Accounts payable	(6,515)	685	9,446
Income taxes	29,991	(4,745)	3,462
Due to third party payors	(2,723)	568	1,213
Other accrued liabilities	20,600	54,241	20,088

Net cash provided by operating activities	262,562	153,706	209,988

Cash flows from investing activities:
Routine capital expenditures	(115,175)	(132,903)	(108,896)
Development capital expenditures	(50,322)	(87,655)	(67,841)
Acquisitions, net of cash acquired	(178,212)	(715,458)	(279,794)
Sale of assets	1,260	1,714	649
Purchase of insurance subsidiary investments	(38,041)	(35,623)	(43,913)
Sale of insurance subsidiary investments	38,363	46,307	82,736
Net change in insurance subsidiary cash and cash equivalents	(21,285)	(14,213)	(8,521)
Change in other investments	1,465	1,003	2
Other	(539)	(512)	962

Net cash used in investing activities	(362,486)	(937,340)	(424,616)

Cash flows from financing activities:
Proceeds from borrowings under revolving credit	1,784,300	2,126,800	2,030,800
Repayment of borrowings under revolving credit	(1,757,100)	(2,198,300)	(1,812,800)
Proceeds from issuance of senior unsecured notes	–	550,000	–
Proceeds from issuance of term loan, net of discount	97,500	693,000	–
Repayment of other long-term debt	(10,664)	(350,878)	(86)
Payment of deferred financing costs	(1,465)	(9,098)	(2,831)
Contribution made by noncontrolling interests	200	–	–
Distribution made to noncontrolling interests	(3,829)	–	–
Purchase of noncontrolling interests	(719)	(7,292)	–
Issuance of common stock	147	3,019	49
Other	–	776	361

Net cash provided by financing activities	108,370	808,027	215,493

Change in cash and cash equivalents	8,446	24,393	865
Cash and cash equivalents at beginning of period	41,561	17,168	16,303

Cash and cash equivalents at end of period	$50,007	$41,561	$17,168

Supplemental information:
Interest payments	$95,638	$47,552	$5,261
Income tax payments	20,705	1,611	11,961
Rental payments to Ventas, Inc.	260,332	253,332	246,392
Issuance of common stock in RehabCare Merger (see Note 2)	–	300,426	–
Financing costs paid in connection with RehabCare Merger (see Note 2)	–	13,074	–

See accompanying notes.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ACCOUNTING POLICIES

Reporting entity

Kindred Healthcare, Inc. is a healthcare services company that through its subsidiaries operates transitional care (“TC”) hospitals, inpatient rehabilitation hospitals (“IRFs”), nursing and rehabilitation centers, assisted living facilities, a contract rehabilitation services business and a home health and hospice business across the United States (collectively, “Kindred” or the “Company”).

Basis of presentation

The consolidated financial statements include all subsidiaries. All intercompany transactions have been eliminated. Investments in affiliates in which the Company has a 50% or less interest are accounted for by the equity method.

In recent years, the Company has completed several transactions related to the divestiture of unprofitable hospitals and nursing and rehabilitation centers to improve its future operating results. For accounting purposes, the operating results of these businesses and the losses or impairments associated with these transactions have been classified as discontinued operations in the accompanying consolidated statement of operations for all periods presented. Assets not sold at December 31, 2012 have been measured at the lower of carrying value or estimated fair value less costs of disposal and have been classified as held for sale in the accompanying consolidated balance sheet. See Note 4.

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

In June 2011, the FASB issued authoritative guidance related to the presentation of other comprehensive income. The provisions of the guidance state that an entity has the option to present total comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The statement(s) should be presented with equal prominence to the other primary financial statements. The guidance is effective for all interim and annual reporting periods beginning after December 15, 2011. The adoption of the guidance did not have a material impact on the Company’s business, financial position, results of operations or liquidity.

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

In February 2013, the FASB amended its authoritative guidance issued in December 2011 related to the deferral of the requirement to present reclassification adjustments out of accumulated other comprehensive income in both the statement in which net income is presented and the statement in which other comprehensive income is presented. The amended provisions require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under United States generally accepted accounting principles to be reclassified to net income in its entirety in the same reporting period. For all other amounts, an entity is required to cross-reference to other disclosures that provide additional details about these amounts. All other requirements of the original June 2011 update were not impacted by the amendment which remains effective for all interim and annual reporting periods beginning after December 15, 2012. The adoption of the guidance will not have a material impact on the Company’s business, financial position, results of operations or liquidity.

In May 2011, the FASB issued authoritative guidance related to fair value measurements. The provisions of the guidance result in applying common fair value measurement and disclosure requirements in both United States generally accepted accounting principles and International Financial Reporting Standards. The amendments primarily changed the wording used to describe many of the requirements in generally accepted accounting principles for measuring and disclosing information about fair value measurements. The guidance is

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 – ACCOUNTING POLICIES (Continued)

Recently issued accounting requirements (Continued)

effective for all interim and annual reporting periods beginning after December 15, 2011. The adoption of the guidance did not have a material impact on the Company’s business, financial position, results of operations or liquidity.

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation.

Revenues

Revenues are recorded based upon estimated amounts due from patients and third party payors for healthcare services provided, including anticipated settlements under reimbursement agreements with Medicare, Medicaid, Medicare Advantage and other third party payors.

A summary of revenues by payor type follows (in thousands):

	Year ended December 31,
	2012	2011	2010
Medicare	$2,602,488	$2,389,331	$1,876,599
Medicaid	1,067,863	1,062,518	1,054,669
Medicare Advantage	463,912	413,793	344,334
Other	2,388,345	1,956,623	1,376,976

	6,522,608	5,822,265	4,652,578
Eliminations	(341,317)	(318,337)	(305,594)

	$6,181,291	$5,503,928	$4,346,984

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

In evaluating the collectibility of accounts receivable, the Company considers a number of factors, including the age of the accounts, changes in collection patterns, the composition of patient accounts by payor type, the status of ongoing disputes with third party payors and general industry conditions. Actual collections of accounts receivable in subsequent periods may require changes in the estimated provision for loss. Changes in these estimates are charged or credited to the results of operations in the period of change. Based upon improved cash collections in the Company’s rehabilitation division, the Company recognized a change in estimate that reduced the provision for doubtful accounts by $8.4 million in the fourth quarter of 2012.

The provision for doubtful accounts totaled $23.7 million for 2012, $35.3 million for 2011 and $24.2 million for 2010.

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

Property and equipment

Property and equipment is carried at cost less accumulated depreciation. Depreciation expense, computed by the straight-line method, was $179.1 million for 2012, $151.8 million for 2011 and $120.1 million for 2010. These amounts include amortization of assets recorded under capital leases. Depreciation rates for buildings range generally from 20 to 45 years. Leasehold improvements are depreciated over their estimated useful lives or the remaining lease term, whichever is shorter. Estimated useful lives of equipment vary from five to 15 years. Depreciation expense is not recorded for property and equipment classified as held for sale.

Interest costs incurred during the construction of the Company’s development projects are capitalized. Capitalized interest for the years ended December 31, 2012, 2011 and 2010 was $2.4 million, $1.5 million and $1.3 million, respectively. Repairs and maintenance are expensed as incurred.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 – ACCOUNTING POLICIES (Continued)

Property and equipment (Continued)

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

Long-lived assets

The Company reviews the carrying value of certain long-lived assets and finite lived intangible assets with respect to any events or circumstances that indicate an impairment or an adjustment to the amortization period is necessary. If circumstances suggest that the recorded amounts cannot be recovered based upon estimated future undiscounted cash flows, the carrying values of such assets are reduced to fair value.

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

On July 29, 2011, the Centers for Medicare and Medicaid Services (“CMS”) issued final rules which, among other things, significantly reduced Medicare payments to nursing centers and changed the reimbursement for the provision of group rehabilitation therapy services to Medicare beneficiaries beginning October 1, 2011 (the “2011 CMS Rules”). In connection with the preparation of the Company’s operating results for the third quarter of 2011, the Company determined that the impact of the 2011 CMS Rules was a triggering event in the third quarter of 2011 and accordingly tested the recoverability of nursing and rehabilitation center property and equipment asset groups impacted by the reduced Medicare payments. The Company recorded pretax impairment charges aggregating $20.6 million ($12.7 million net of income taxes) in the third quarter of 2011 to reflect the amount by which the carrying value of certain assets exceeded their estimated fair value. In addition, the Company recorded pretax impairment charges aggregating $2.2 million ($1.3 million net of income taxes) and $3.0 million ($1.8 million net of income taxes) in the fourth quarter of 2011 and the year ended December 31, 2012, respectively, of property and equipment expended in the same nursing and rehabilitation center asset groups. The impairment charges did not impact the Company’s cash flows or liquidity.

Goodwill and intangible assets

Goodwill and indefinite-lived intangible assets primarily originated from business combinations accounted for as purchase transactions. Indefinite-lived intangible assets consist of trade names, Medicare certifications and certificates of need.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 – ACCOUNTING POLICIES (Continued)

Goodwill and intangible assets (Continued)

A summary of goodwill by reporting unit follows (in thousands):

	Hospitals	Nursing and rehabilitation centers	Skilled nursing rehabilitation services	Hospital rehabilitation services	Home health	Hospice	Total
Balances, December 31, 2010	$213,200	$6,080	$3,363	$–	$11,383	$8,394	$242,420
Acquisitions	531,968	–	149,662	167,753	37,871	6,817	894,071
Impairment charges	–	(6,080)	(45,999)	–	–	–	(52,079)
Other	243	–	–	–	–	–	243

Balances, December 31, 2011	745,411	–	107,026	167,753	49,254	15,211	1,084,655
Acquisitions	–	–	–	–	49,757	11,577	61,334
Impairment charges	–	–	(107,899)	–	–	–	(107,899)
Other	1,654	–	873	266	306	77	3,176

Balances, December 31, 2012	$747,065	$–	$–	$168,019	$99,317	$26,865	$1,041,266

Accumulated impairment charges:
December 31, 2011	$–	$(6,080)	$(45,999)	$–	$–	$–	$(52,079)
December 31, 2012	$–	$(6,080)	$(153,898)	$–	$–	$–	$(159,978)

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

In connection with the preparation of the Company’s operating results for the fourth quarter of 2012, the Company determined that the impact of regulatory changes related to the Company’s skilled nursing rehabilitation services reporting unit was a triggering event in the fourth quarter of 2012, simultaneously with the Company’s annual impairment test. The regulatory changes included a new pre-payment manual medical review process for certain Medicare Part B services exceeding $3,700 which became effective October 1, 2012 and new rules which will become effective April 1, 2013 under the American Taxpayer Relief Act of 2012 (the “Taxpayer Relief Act”) that reduce Medicare Part B payments by 50% for subsequent procedures when multiple therapy services are provided on the same day. The Company tested the recoverability of its skilled nursing rehabilitation services reporting unit goodwill, other intangible assets and long-lived assets. The Company recorded a pretax impairment charge aggregating $107.9 million ($101.6 million net of income taxes) (which represented the entire skilled nursing rehabilitation services reporting unit goodwill) in the fourth quarter of 2012 to reflect the amount by which the carrying value of goodwill exceeded the estimated fair value. The Company determined that other intangible assets and long-lived assets in the skilled nursing rehabilitation services reporting unit were not impaired.

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

During the fourth quarter of 2011, the estimated negative impact from changes in the reimbursement of group rehabilitation therapy services to Medicare beneficiaries implemented by the 2011 CMS Rules on October 1, 2011 was greater than expected, and as a result, the Company lowered its cash flow expectations for its skilled nursing rehabilitation services reporting unit, causing the carrying value of goodwill of this reporting unit to exceed its estimated fair value in testing the recoverability of goodwill. As a result, the Company recorded a pretax impairment charge of $46.0 million ($42.6 million net of income taxes) in the fourth quarter of 2011. The Company also reviewed the other intangible assets and long-lived assets related to the skilled nursing rehabilitation services reporting unit and determined there were no impairments of these assets.

None of the previously discussed impairment charges impacted the Company’s cash flows or liquidity.

The goodwill impairment test involves a two-step process. The first step is a comparison of each reporting unit’s fair value to its carrying value. If the carrying value of the reporting unit is greater than its fair value, there is an indication that impairment may exist and the second step must be performed to measure the amount of impairment loss, if any. Based upon the results of the step one impairment test for goodwill for hospitals, hospital rehabilitation services, home health and hospice reporting units for the years ended December 31, 2012 and December 31, 2011, no goodwill impairment charges were recorded in connection with the Company’s annual impairment test. Based upon the results of the step one impairment test for goodwill for all of the Company’s reporting units for the year ended December 31, 2010, no impairment charges were recorded.

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

Other than the impairment of goodwill for the Company’s skilled nursing rehabilitation services reporting unit, the Company has determined that there was no other goodwill or other intangible asset impairments as of December 31, 2012. Although, adverse changes in the operating environment and related key assumptions used to determine the fair value of the Company’s reporting units and indefinite-lived intangible assets or declines in

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 – ACCOUNTING POLICIES (Continued)

Goodwill and intangible assets (Continued)

the value of the Company’s common stock may result in future impairment charges for a portion or all of these assets. Specifically, if the rate of growth of government and commercial revenues earned by the Company’s reporting units were to be less than projected or if healthcare reforms were to negatively impact the Company’s business, an impairment charge of a portion or all of these assets may be required. An impairment charge could have a material adverse effect on the Company’s business, financial position and results of operations, but would not be expected to have an impact on the Company’s cash flows or liquidity.

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

At December 31, 2011, the carrying value of the Company’s certificates of need intangible assets exceeded its fair value as a result of declining earnings and cash flows related to five hospitals and two co-located nursing and rehabilitation centers in Massachusetts, all of which were acquired in 2006. The declining earnings and cash flows are attributable to a difficult long-term acute care operating environment in Massachusetts in which the Company has been unable to achieve consistent operating results, as well as automatic future Medicare reimbursement reductions triggered in December 2011 by the Budget Control Act of 2011. In addition, the Company decided in the fourth quarter of 2011 to close one of the five hospitals. The pretax impairment charge related to the certificates of need totaled $54.4 million ($33.3 million net of income taxes), of which $11.1 million ($6.8 million net of income taxes) was reclassified to discontinued operations in 2012. The Company reviewed the other long-lived assets related to these five hospitals and two co-located nursing and rehabilitation centers and determined there was no impairment. Based upon the results of the annual impairment test for indefinite-lived intangible assets other than certificates of need intangible assets discussed above for the years ended December 31, 2012, 2011 and 2010, no impairment charges were recorded.

The Company’s intangible assets include both finite and indefinite-lived intangible assets. The Company’s intangible assets with finite lives are amortized in accordance with the authoritative guidance for goodwill and other intangible assets using the straight-line method over their estimated useful lives ranging from two to 20 years.

Amortization expense computed by the straight-line method totaled $22.0 million for 2012, $13.4 million for 2011 and $1.3 million for 2010.

The estimated annual amortization expense for the next five years for intangible assets at December 31, 2012 follows (in thousands):

2013	$21,909
2014	20,382
2015	19,194
2016	16,682
2017	14,509

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 – ACCOUNTING POLICIES (Continued)

Goodwill and intangible assets (Continued)

A summary of intangible assets at December 31 follows (in thousands):

	2012				2011
	Cost	Accumulated amortization	Carrying value	Weighted average life	Cost	Accumulated amortization	Carrying value	Weighted average life
Current:
Employment contracts	$–	$–	$–		$1,166	$(1,081)	$85	1 year
Non-current:
Trade names (indefinite life)	115,400	–	115,400		115,400	–	115,400
Medicare certifications (indefinite life)	107,487	–	107,487		100,819	–	100,819
Certificates of need (indefinite life)	19,704	–	19,704		19,987	–	19,987
Non-compete agreements	6,985	(3,921)	3,064	3 years	8,093	(4,203)	3,890	3 years
Leasehold interests	1,100	(661)	439	4 years	1,100	(356)	744	4 years
Trade names	24,705	(6,664)	18,041	7 years	22,905	(2,700)	20,205	7 years
Customer relationship assets	199,240	(23,608)	175,632	14 years	195,484	(9,322)	186,162	14 years

	474,621	(34,854)	439,767		463,788	(16,581)	447,207

	$474,621	$(34,854)	$439,767		$464,954	$(17,662)	$447,292

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

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 – ACCOUNTING POLICIES (Continued)

Derivative financial instruments

In December 2011, the Company entered into two interest rate swap agreements to hedge its floating interest rate risk. The Company accounts for derivative financial instruments in accordance with the authoritative guidance for derivatives and hedging. These derivative financial instruments are recognized as liabilities in the accompanying consolidated balance sheet and are measured at fair value. The Company’s derivatives are designated as cash flow hedges. See Note 16.

The interest rate swaps were assessed for hedge effectiveness for accounting purposes at inception and the Company determined the interest rate swaps continue to be effective cash flow hedges at December 31, 2012. The Company records the effective portion of the gain or loss on the derivative financial instrument in accumulated other comprehensive income (loss) as a component of stockholders equity. Any hedge ineffectiveness will be recognized in earnings as a component of interest expense. See Note 11.

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

At the RehabCare Merger date, the Company acquired 32 TC hospitals, five IRFs, approximately 1,200 rehabilitation therapy sites of service and 102 hospital-based inpatient rehabilitation units.

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

The Company recorded a $107.9 million goodwill impairment charge in its skilled nursing rehabilitation services reporting unit in 2012 related to Medicare Part B regulatory changes that became effective on October 1, 2012 and the Taxpayer Relief Act that will become effective on April 1, 2013. The Company also recorded a

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2 – REHABCARE ACQUISITION (Continued)

$46.0 million goodwill impairment charge in its skilled nursing rehabilitation services reporting unit in 2011 related to the 2011 CMS Rules that became effective on October 1, 2011. The total amount of goodwill in the skilled nursing rehabilitation services reporting unit prior to the impairment charges was $153.9 million, substantially all of which was recorded in connection with the RehabCare Merger. See Note 1.

In connection with the RehabCare Merger, the Company entered into a new $650 million senior secured asset-based revolving credit facility (the “ABL Facility”) and a new $700 million senior secured term loan facility (the “Term Loan Facility”) (collectively, the “Credit Facilities”). The Company also completed the private placement of $550 million of senior notes due 2019 (the “Notes”). In 2011, the Company used proceeds from the Credit Facilities and the Notes to pay the Merger Consideration, repay all amounts outstanding under the Company’s and RehabCare’s previous credit facilities and pay transaction costs. The amounts outstanding under the Company’s and RehabCare’s former credit facilities that were repaid at the RehabCare Merger closing were $390.0 million and $345.4 million, respectively. The Credit Facilities also included an option to increase the credit capacity in an aggregate amount between the two facilities by $200 million. The Company executed this option to increase the capacity by $200 million in October 2012. See Note 11.

In connection with the Credit Facilities and the Notes, the Company paid $46.2 million of lender fees related to debt issuance that were capitalized as deferred financing costs during 2011 and paid $13.1 million of other financing costs that were charged to interest expense during 2011.

Purchase price allocation

The RehabCare Merger purchase price of $962.8 million was allocated based upon the estimated fair value of the tangible and intangible assets, and goodwill.

The following is the RehabCare Merger purchase price allocation (in thousands):

Cash and cash equivalents	$19,932
Accounts receivable	241,358
Deferred income taxes and other current assets	48,472
Property and equipment	114,079
Identifiable intangible assets:
Customer relationships	188,900
Trade names (indefinite life)	115,400
Medicare certifications (indefinite life)	75,900
Trade name	16,600
Certificates of need (indefinite life)	7,900
Non-compete agreements	2,800

Total identifiable intangible assets	407,500
Other assets	11,023
Accounts payable and other current liabilities	(171,919)
Long-term debt, including amounts due within one year	(355,650)
Deferred income taxes and other liabilities	(157,016)
Noncontrolling interests – redeemable	(23,869)
Noncontrolling interests – nonredeemable	(23,990)

Total identifiable net assets	109,920
Goodwill	852,888

Net assets	$962,808

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2 – REHABCARE ACQUISITION (Continued)

Purchase price allocation (Continued)

The fair value allocation was measured primarily using a discounted cash flow methodology, which is considered a Level 3 input (as described in Note 16).

The value of gross contractual accounts receivable before determining uncollectable amounts totaled $257.8 million. Accounts estimated to be uncollectable totaled $16.4 million.

The weighted average life of the definite lived intangible assets consisting primarily of customer relationships is 13 years.

The aggregate goodwill arising from the RehabCare Merger was based upon the expected future cash flows of the RehabCare operations, which reflect both growth expectations and cost savings from combining the operations of the Company and RehabCare. Goodwill is not amortized and is not deductible for income tax purposes. Goodwill, before any subsequent impairment charges, was assigned to the Company’s hospital reporting unit ($534.4 million), skilled nursing rehabilitation services reporting unit ($150.5 million) and hospital rehabilitation services reporting unit ($168.0 million).

The valuation technique used to measure the value of the noncontrolling interests was an average of the implied equity value of the noncontrolling interests based upon the Merger Consideration and market multiple methodologies. Redeemable noncontrolling interests as of December 31, 2011 represented the minority ownership interests containing put rights in connection with the RehabCare Merger. These redeemable noncontrolling interests were either purchased or reclassified to nonredeemable noncontrolling interests during 2012.

Pro forma information

The unaudited pro forma net effect of the RehabCare Merger assuming the acquisition occurred as of January 1, 2010 is as follows (in thousands, except per share amounts):

	Year ended December 31,
	2011	2010
Revenues	$6,102,251	$5,658,118
Income from continuing operations attributable to Kindred	10,227	7,919
Income attributable to Kindred	7,807	9,647
Earnings per common share:
Basic:
Income from continuing operations	$0.20	$0.16
Net income	$0.15	$0.19
Diluted:
Income from continuing operations	$0.20	$0.16
Net income	$0.15	$0.19

The unaudited pro forma financial data have been derived by combining the historical financial results of the Company and the operations acquired in the RehabCare Merger for the periods presented. The unaudited pro forma financial data includes transaction, financing and severance costs and a lease cancellation charge totaling $86.5 million incurred by both the Company and RehabCare in connection with the RehabCare Merger. These costs have been eliminated from the results of operations for 2011 and have been reflected as expenses incurred

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2 – REHABCARE ACQUISITION (Continued)

Pro forma information (Continued)

as of January 1, 2010 for purposes of the pro forma financial presentation. Revenues and earnings before interest, income taxes, impairment charges and transaction-related costs associated with RehabCare aggregated $1.4 billion and $134.5 million, respectively, for the year ended December 31, 2012 and aggregated $793.1 million and $61.5 million, respectively, from the date of the RehabCare Merger through December 31, 2011.

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

Vista Acquisition

In November 2010, the Company acquired five TC hospitals from Vista Healthcare, LLC (“Vista”) for a purchase price of $179.0 million in cash (the “Vista Acquisition”). The Vista Acquisition included four freestanding hospitals and one hospital-in-hospital with a total of 250 beds, all of which are located in southern California. The Company did not acquire the working capital of Vista or assume any of its liabilities. All of the Vista hospitals were leased at the time of the acquisition.

Vista’s results of operations have been included in the Company’s consolidated financial statements since November 1, 2010. Revenues and earnings before interest and income taxes aggregated $163.7 million and $32.7 million for the year ended December 31, 2012, respectively, aggregated $154.9 million and $25.3 million for the year ended December 31, 2011, respectively, and aggregated $24.3 million and $1.5 million for the year ended December 31, 2010, respectively. Vista’s operations have been included in the hospital division business segment.

The unaudited pro forma net effect of the Vista Acquisition assuming the acquisition occurred as of January 1, 2010 is as follows (in thousands except per share amounts):

Year ended December 31, 2010
Revenues	$4,476,379
Income from continuing operations attributable to Kindred	66,940
Income attributable to Kindred	66,540
Earnings per common share:
Basic:
Income from continuing operations	$1.70
Net income	$1.69
Diluted:
Income from continuing operations	$1.69
Net income	$1.68

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

	Allocation of purchase price
Acquisitions	Accounts receivable	Property and equipment	Goodwill	Identifiable intangible assets	Other assets	Deferred income taxes and other liabilities	Total cash purchase price
Year ended December 31, 2012:
Home health and hospice acquisitions	$10,867	$1,420	$61,334	$18,475	$1,125	$18,412	$74,809
Acquisition of previously leased real estate	–	103,403	–	–	–	–	103,403

	$10,867	$104,823	$61,334	$18,475	$1,125	$18,412	$178,212

Year ended December 31, 2011:
Home health and hospice acquisitions	$10,249	$981	$44,688	$13,813	$1,444	$6,444	$64,731
Acquisition of previously leased real estate	–	8,027	–	–	–	–	8,027
Other	–	–	–	250	–	–	250

	$10,249	$9,008	$44,688	$14,063	$1,444	$6,444	$73,008

Year ended December 31, 2010:
Home health acquisition	$–	$62	$11,383	$1,430	$19	$–	$12,894
Nursing and rehabilitation centers	–	44,667	5,191	4,740	102	368	54,332
Acquisition of previously leased real estate	–	31,066	–	–	–	–	31,066
Other	–	–	–	2,491	–	–	2,491

	$–	$75,795	$16,574	$8,661	$121	$368	$100,783

The fair value of each of the acquisitions noted above was measured primarily using discounted cash flow methodologies which are considered Level 3 inputs (as described in Note 16).

For the three years ended December 31, 2012, the Company incurred $2.2 million, $50.7 million (including the RehabCare Merger transaction and severance costs discussed previously) and $4.6 million, respectively, in transaction costs. These costs were charged to operating expenses for the periods incurred.

NOTE 4 – DISCONTINUED OPERATIONS

In accordance with the authoritative guidance for the impairment or disposal of long-lived assets, the divestiture of certain unprofitable businesses discussed in Note 1 have been accounted for as discontinued operations. Accordingly, the results of operations of these businesses for all periods presented and the losses or

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4 – DISCONTINUED OPERATIONS (Continued)

impairments related to these divestitures have been classified as discontinued operations, net of income taxes, in the accompanying consolidated statement of operations. At December 31, 2012, the Company held for sale two hospitals reported as discontinued operations.

Discontinued operations included favorable pretax adjustments of $1.5 million ($0.9 million net of income taxes) in 2012, $3.2 million ($2.0 million net of income taxes) in 2011 and $5.1 million ($3.1 million net of income taxes) in 2010 resulting from changes in estimates for professional liability reserves related to prior years.

During 2012, the Company sold one TC hospital and closed two additional TC hospitals, each reported as discontinued operations, resulting in loss on divestiture of $7.8 million ($4.7 million net of income taxes).

A summary of discontinued operations follows (in thousands):

	Year ended December 31,
	2012	2011	2010
Revenues	$9,408	$20,078	$27,090

Salaries, wages and benefits	7,078	11,788	18,290
Supplies	1,258	2,195	2,168
Rent	833	1,328	1,152
Other operating expenses	3,459	2,571	5,241
Impairment charges	–	11,079	–
Depreciation	416	367	178
Interest expense	–	–	1
Investment income	(2)	–	(27)

	13,042	29,328	27,003

Income (loss) from operations before income taxes	(3,634)	(9,250)	87
Provision (benefit) for income taxes	(1,426)	(3,584)	34

Income (loss) from operations	(2,208)	(5,666)	53
Loss on divestiture of operations, net of income taxes	(4,745)	–	(453)

	$(6,953)	$(5,666)	$(400)

The following table sets forth certain discontinued operations data by business segment (in thousands):

	Year ended December 31,
	2012	2011	2010
Revenues:
Hospital division	$9,044	$19,360	$13,764
Nursing center division	364	718	13,326

	$9,408	$20,078	$27,090

Operating income (loss):
Hospital division	$(3,826)	$(1,036)	$(1,151)
Nursing center division	1,439	4,560	2,542

	$(2,387)	$3,524	$1,391

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4 – DISCONTINUED OPERATIONS (Continued)

	Year ended December 31,
	2012	2011	2010
Rent:
Hospital division	$832	$1,328	$1,141
Nursing center division	1	–	11

	$833	$1,328	$1,152

Depreciation:
Hospital division	$416	$367	$178
Nursing center division	–	–	–

	$416	$367	$178

A summary of the net assets held for sale follows (in thousands):

	December 31,
	2012	2011
Long-term assets:
Property and equipment, net	$4,126	$5,607
Other	5	5

	4,131	5,612
Current liabilities (included in other accrued liabilities)	–	(118)

	$4,131	$5,494

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

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5 – EARNINGS (LOSS) PER SHARE (Continued)

A computation of the earnings (loss) per common share follows (in thousands, except per share amounts):

	Year ended December 31,
	2012		2011		2010
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Earnings (loss):
Amounts attributable to Kindred stockholders:
Income (loss) from continuing operations:
As reported in Statement of Operations	$(33,414)	$(33,414)	$(47,815)	$(47,815)	$56,891	$56,891
Allocation to participating unvested restricted stockholders	–	–	–	–	(1,028)	(1,022)

Available to common stockholders	$(33,414)	$(33,414)	$(47,815)	$(47,815)	$55,863	$55,869

Discontinued operations, net of income taxes:
Income (loss) from operations:
As reported in Statement of Operations	$(2,208)	$(2,208)	$(5,666)	$(5,666)	$53	$53
Allocation to participating unvested restricted stockholders	–	–	–	–	(1)	(1)

Available to common stockholders	$(2,208)	$(2,208)	$(5,666)	$(5,666)	$52	$52

Loss on divestiture of operations:
As reported in Statement of Operations	$(4,745)	$(4,745)	$–	$–	$(453)	$(453)
Allocation to participating unvested restricted stockholders	–	–	–	–	8	8

Available to common stockholders	$(4,745)	$(4,745)	$–	$–	$(445)	$(445)

Net income (loss):
As reported in Statement of Operations	$(40,367)	$(40,367)	$(53,481)	$(53,481)	$56,491	$56,491
Allocation to participating unvested restricted stockholders	–	–	–	–	(1,021)	(1,015)

Available to common stockholders	$(40,367)	$(40,367)	$(53,481)	$(53,481)	$55,470	$55,476

Shares used in the computation:
Weighted average shares outstanding – basic computation	51,659	51,659	46,280	46,280	38,738	38,738

Dilutive effect of employee stock options		–		–		135
Dilutive effect of performance-based restricted shares		–		–		81

Adjusted weighted average shares outstanding – diluted computation		51,659		46,280		38,954

Earnings (loss) per common share:
Income (loss) from continuing operations	$(0.65)	$(0.65)	$(1.04)	$(1.04)	$1.44	$1.44
Discontinued operations:
Income (loss) from operations	(0.04)	(0.04)	(0.12)	(0.12)	–	–
Loss on divestiture of operations	(0.09)	(0.09)	–	–	(0.01)	(0.01)

Net income (loss)	$(0.78)	$(0.78)	$(1.16)	$(1.16)	$1.43	$1.43

Number of antidilutive stock options and performance-based restricted shares excluded from shares used in the diluted earnings (loss) per common share computation		1,813		2,001		2,466

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6 – BUSINESS SEGMENT DATA

At December 31, 2012, the Company was organized into four operating divisions: the hospital division, the nursing center division, the rehabilitation division and the home health and hospice division. Based upon the authoritative guidance for business segments, the operating divisions represent five reportable operating segments, including (1) hospitals, (2) skilled nursing and rehabilitation centers, (3) skilled nursing rehabilitation services, (4) hospital rehabilitation services and (5) home health and hospice services. These reportable operating segments are consistent with information used by the Company’s President and Chief Operating Officer to assess performance and allocate resources. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. Prior period segment information has been restated to conform with the current period presentation.

For segment purposes, the Company defines segment operating income as earnings before interest, income taxes, depreciation, amortization and rent. Segment operating income reported for each of the Company’s operating segments excludes impairment charges, transaction costs and the allocation of corporate overhead.

Segment operating income for 2012 included employee severance costs of $3.4 million (hospital division – $0.7 million, nursing center division – $1.9 million, rehabilitation division – $0.4 million, home health and hospice division – $0.2 million and corporate – $0.2 million) and contract cancellation costs of $0.9 million (corporate) incurred in connection with restructuring activities.

Segment operating income for the hospital division for 2012 also included severance costs of $2.5 million and restructuring costs of $2.0 million incurred in connection with the closing of a regional office and two TC hospitals and the cancellation of a sub-acute unit project, and $5.0 million for employment-related lawsuits. Rent expense for the hospital division for 2012 included $1.6 million incurred in connection with the closing of a regional office and two TC hospitals.

Segment operating income for the nursing center division for 2012 also included employee retention costs of $2.2 million incurred in connection with the decision to allow the leases to expire for 54 nursing and rehabilitation centers leased from Ventas, Inc. (“Ventas”).

Segment operating income for the hospital division for 2011 included a loss on the divestiture of a hospital of $1.5 million.

Segment operating income for 2010 included severance and retirement costs approximating $1.1 million for the hospital division, $0.5 million for the nursing center division and $1.3 million for corporate.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6 – BUSINESS SEGMENT DATA (Continued)

The following table sets forth certain data by business segment (in thousands):

	Year ended December 31,
	2012	2011	2010
Revenues:
Hospital division	$2,927,495	$2,531,448	$1,959,738
Nursing center division	2,148,140	2,254,099	2,187,885
Rehabilitation division:
Skilled nursing rehabilitation services	1,010,101	775,158	403,755
Hospital rehabilitation services	293,532	200,824	83,678

	1,303,633	975,982	487,433
Home health and hospice division	143,340	60,736	17,522

	6,522,608	5,822,265	4,652,578
Eliminations:
Skilled nursing rehabilitation services	(223,519)	(229,677)	(224,624)
Hospital rehabilitation services	(110,510)	(83,917)	(78,926)
Nursing and rehabilitation centers	(7,288)	(4,743)	(2,044)

	(341,317)	(318,337)	(305,594)

	$6,181,291	$5,503,928	$4,346,984

Income (loss) from continuing operations:
Operating income (loss):
Hospital division	$600,649	$488,201	$360,369
Nursing center division	273,142	338,265	303,418
Rehabilitation division:
Skilled nursing rehabilitation services	80,663	65,916	33,703
Hospital rehabilitation services	69,745	43,731	18,969

	150,408	109,647	52,672
Home health and hospice division	13,708	3,103	(66)
Corporate:
Overhead	(179,063)	(174,800)	(133,961)
Insurance subsidiary	(2,127)	(2,306)	(3,153)

	(181,190)	(177,106)	(137,114)
Impairment charges	(110,856)	(118,202)	–
Transaction costs	(2,231)	(50,706)	(4,644)

Operating income	743,630	593,202	574,635
Rent	(428,979)	(398,045)	(356,352)
Depreciation and amortization	(201,068)	(165,227)	(121,374)
Interest, net	(106,842)	(79,888)	(5,845)

Income (loss) before income taxes	6,741	(49,958)	91,064
Provision (benefit) for income taxes	39,112	(1,905)	34,173

	$(32,371)	$(48,053)	$56,891

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6 – BUSINESS SEGMENT DATA (Continued)

	Year ended December 31,
	2012	2011	2010
Rent:
Hospital division	$217,341	$188,120	$151,966
Nursing center division	200,679	198,556	198,105
Rehabilitation division:
Skilled nursing rehabilitation services	5,250	6,275	5,644
Hospital rehabilitation services	140	228	106

	5,390	6,503	5,750
Home health and hospice division	3,140	1,366	386
Corporate	2,429	3,500	145

	$428,979	$398,045	$356,352

Depreciation and amortization:
Hospital division	$91,776	$74,543	$51,461
Nursing center division	53,548	50,040	45,471
Rehabilitation division:
Skilled nursing rehabilitation services	11,061	7,191	2,169
Hospital rehabilitation services	9,309	5,637	306

	20,370	12,828	2,475
Home health and hospice division	4,442	1,449	234
Corporate	30,932	26,367	21,733

	$201,068	$165,227	$121,374

Capital expenditures, excluding acquisitions (including discontinued operations):
Hospital division:
Routine	$38,272	$46,393	$36,967
Development	42,265	67,321	41,140

	80,537	113,714	78,107
Nursing center division:
Routine	20,764	34,304	37,024
Development	8,057	19,167	26,701

	28,821	53,471	63,725
Rehabilitation division:
Skilled nursing rehabilitation services:
Routine	2,274	1,700	2,356
Development	–	–	–

	2,274	1,700	2,356
Hospital rehabilitation services:
Routine	348	238	293
Development	–	–	–

	348	238	293
Home health and hospice division:
Routine	1,616	164	66
Development	–	1,167	–

	1,616	1,331	66
Corporate:
Information systems	50,341	47,718	29,786
Other	1,560	2,386	2,404

	$165,497	$220,558	$176,737

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6 – BUSINESS SEGMENT DATA (Continued)

	December 31, 2012	December 31, 2011
Assets at end of period:
Hospital division	$2,140,185	$2,056,103
Nursing center division	616,382	638,078
Rehabilitation division:
Skilled nursing rehabilitation services	335,197	425,499
Hospital rehabilitation services	340,668	347,491

	675,865	772,990
Home health and hospice division	202,156	104,374
Corporate	603,358	566,948

	$4,237,946	$4,138,493

Goodwill:
Hospital division	$747,065	$745,411
Rehabilitation division:
Skilled nursing rehabilitation services	–	107,026
Hospital rehabilitation services	168,019	167,753

	168,019	274,779
Home health and hospice division	126,182	64,465

	$1,041,266	$1,084,655

NOTE 7 – INCOME TAXES

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

Provision (benefit) for income taxes consists of the following (in thousands):

	Year ended December 31,
	2012	2011	2010
Current:
Federal	$42,403	$(970)	$13,065
State	9,089	(170)	2,402

	51,492	(1,140)	15,467
Deferred	(12,380)	(765)	18,706

	$39,112	$(1,905)	$34,173

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7 – INCOME TAXES (Continued)

Reconciliation of federal statutory tax expense (income) to the provision (benefit) for income taxes follows (in thousands):

	Year ended December 31,
	2012	2011	2010
Income tax expense (income) at federal rate	$2,359	$(17,485)	$31,872
State income tax expense (income), net of federal income tax expense (income)	286	(1,874)	3,187
Transaction costs	284	5,894	274
Impairment charges	36,201	14,461	–
Prior year contingencies	(225)	(3,348)	(2,917)
Other items, net	207	447	1,757

	$39,112	$(1,905)	$34,173

A summary of net deferred income tax assets (liabilities) by source included in the accompanying consolidated balance sheet at December 31 follows (in thousands):

	2012		2011
	Assets	Liabilities	Assets	Liabilities
Property and equipment	$–	$2,822	$–	$19,152
Insurance	54,800	–	59,784	–
Accounts receivable allowances	–	15,571	–	6,671
Compensation	63,641	–	64,400	–
Net operating losses	60,542	–	48,643	–
Assets held for sale	9,709	–	9,662	–
Goodwill and intangibles	–	142,129	–	133,341
Other	23,706	–	15,136	–

	212,398	$160,522	197,625	$159,164

Reclassification of deferred tax liabilities	(160,522)		(159,164)

Net deferred tax assets	51,876		38,461
Valuation allowance	(48,977)		(38,631)

	$2,899		$(170)

Deferred income taxes totaling $12.7 million and $17.8 million at December 31, 2012 and 2011, respectively, were classified as current assets, and deferred income taxes totaling $9.8 million and $18.0 million at December 31, 2012 and 2011, respectively, were classified as noncurrent liabilities.

The Company identified deferred income tax assets for state income tax NOLs of $52.7 million and $42.1 million at December 31, 2012 and 2011, respectively, and a corresponding deferred income tax valuation allowance of $48.4 million and $38.0 million at December 31, 2012 and 2011, respectively, for that portion of the net deferred income tax assets that the Company will likely not realize in the future. The Company had deferred tax assets for federal NOLs of $7.9 million and $6.5 million at December 31, 2012 and 2011, respectively, with no deferred income tax valuation allowances at December 31, 2012 or 2011. The federal NOLs expire in various amounts through 2033.

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

A reconciliation of unrecognized tax benefits follows (in thousands):

Balance, December 31, 2009	$7,743
Additions based upon tax positions related to the current year	100
Reductions due to lapses of applicable statute of limitations	(4,616)

Balance, December 31, 2010	3,227
Additions based upon tax positions related to the current year	100
Acquisitions	1,414
Reductions due to lapses of applicable statute of limitations and the conclusion of income tax examinations	(3,660)

Balance, December 31, 2011	1,081
Additions based upon tax positions related to the current year	100
Reductions due to lapses of applicable statute of limitations and the conclusion of income tax examinations	(275)

Balance, December 31, 2012	$906

The Company records accrued interest and penalties associated with uncertain tax positions as income tax expense in the consolidated statement of operations. Accrued interest related to uncertain tax provisions totaled $0.1 million as of December 31, 2012 and 2011.

To the extent the unrecognized income tax benefits become realized or the related accrued interest is no longer necessary, the Company’s provision for income taxes would be favorably impacted by $0.9 million.

The federal statute of limitations remains open for tax years 2009 through 2011. During 2011, the Company resolved federal income tax audits for the 2007 through 2009 tax years. The Company is currently under examination by the Internal Revenue Service (the “IRS”) for the 2010 through 2012 tax years. The Company has been accepted into the IRS’s Compliance Assurance Process (“CAP”) for the 2012 and 2013 tax years. CAP is an enhanced, real-time review of a company’s tax positions and compliance. The Company expects participation in CAP to improve the timeliness of its federal tax examinations.

State jurisdictions generally have statutes of limitations for tax returns ranging from three to five years. The state impact of federal income tax changes remains subject to examination by various states for a period of up to one year after formal notification to the states. Currently, the Company has various state income tax returns under examination.

During 2010, the Company received approval from the IRS for an accounting method change for income tax purposes that resulted in a non-recurring reduction in income tax payments of approximately $25 million. In connection with the RehabCare Merger, the accounting method change was extended in 2012 for the 2011 tax year to certain entities and resulted in a non-recurring reduction in income tax payments of approximately $8 million during 2012. The Company’s earnings were not impacted by these transactions.

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

The provision for loss for insurance risks, including the cost of coverage maintained with unaffiliated commercial reinsurance and insurance carriers, follows (in thousands):

	Year ended December 31,
	2012	2011	2010
Professional liability:
Continuing operations	$76,815	$63,029	$55,536
Discontinued operations	(316)	(2,904)	(4,213)
Workers compensation:
Continuing operations	$58,859	$58,414	$42,567
Discontinued operations	(27)	(373)	(1,262)

Changes in the allowance for professional liability risks and workers compensation risks for the years ended December 31 follow (in thousands) (including discontinued operations):

	2012			2011
	Professional liability	Workers compensation	Total	Professional liability	Workers compensation	Total
Allowance for insurance risks at beginning of year	$263,727	$170,687	$434,414	$249,224	$84,180	$333,404
Provision for loss for retained insurance risks:
Current year	72,111	52,871	124,982	63,650	47,826	111,476
Prior years	(7,906)	(1,956)	(9,862)	(15,701)	1,678	(14,023)

	64,205	50,915	115,120	47,949	49,504	97,453
Provision for reinsurance and insurance, administrative and overhead costs	12,294	7,917	20,211	12,176	8,537	20,713
Discount accretion	1,652	–	1,652	1,920	–	1,920
Contributions from managed facilities	105	405	510	83	329	412
Acquisitions	–	–	–	9,569	11,312	20,881
Payments for retained insurance risks:
Current year	(5,203)	(11,518)	(16,721)	(5,513)	(12,939)	(18,452)
Prior years	(54,691)	(29,218)	(83,909)	(42,961)	(23,181)	(66,142)

	(59,894)	(40,736)	(100,630)	(48,474)	(36,120)	(84,594)
Payments for reinsurance and insurance, administrative and overhead costs	(12,294)	(7,917)	(20,211)	(12,176)	(8,537)	(20,713)
Change in reinsurance and other recoverables	20,923	12,090	33,013	3,456	61,482	64,938

Allowance for insurance risks at end of year	$290,718	$193,361	$484,079	$263,727	$170,687	$434,414

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8 – INSURANCE RISKS (Continued)

	2010
	Professional liability	Workers compensation	Total
Allowance for insurance risks at beginning of year	$242,202	$82,122	$324,324
Provision for loss for retained insurance risks:
Current year	63,886	39,677	103,563
Prior years	(24,311)	(6,936)	(31,247)

	39,575	32,741	72,316
Provision for reinsurance and insurance, administrative and overhead costs	11,748	8,564	20,312
Discount accretion	2,811	–	2,811
Contributions from managed facilities	71	255	326
Acquisitions	–	–	–
Payments for retained insurance risks:
Current year	(3,157)	(11,714)	(14,871)
Prior years	(44,951)	(20,416)	(65,367)

	(48,108)	(32,130)	(80,238)
Payments for reinsurance and insurance, administrative and overhead costs	(11,748)	(8,564)	(20,312)
Change in reinsurance and other recoverables	12,673	1,192	13,865

Allowance for insurance risks at end of year	$249,224	$84,180	$333,404

A summary of the assets and liabilities related to insurance risks included in the accompanying consolidated balance sheet at December 31 follows (in thousands):

	2012			2011
	Professional liability	Workers compensation	Total	Professional liability	Workers compensation	Total
Assets:
Current:
Insurance subsidiary investments	$53,133	$33,035	$86,168	$44,678	$25,747	$70,425
Reinsurance recoverables	5,382	–	5,382	323	–	323
Other	–	150	150	–	150	150

	58,515	33,185	91,700	45,001	25,897	70,898
Non-current:
Insurance subsidiary investments	46,546	69,878	116,424	39,048	71,179	110,227
Reinsurance and other recoverables	58,025	76,794	134,819	44,356	64,704	109,060
Deposits	3,977	1,574	5,551	3,643	1,623	5,266
Other	–	40	40	–	42	42

	108,548	148,286	256,834	87,047	137,548	224,595

	$167,063	$181,471	$348,534	$132,048	$163,445	$295,493

Liabilities:
Allowance for insurance risks:
Current	$54,088	$37,096	$91,184	$46,010	$32,198	$78,208
Non-current	236,630	156,265	392,895	217,717	138,489	356,206

	$290,718	$193,361	$484,079	$263,727	$170,687	$434,414

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8 – INSURANCE RISKS (Continued)

Provisions for loss for professional liability risks retained by the Company’s limited purpose insurance subsidiary have been discounted based upon actuarial estimates of claim payment patterns using a discount rate of 1% to 5% depending upon the policy year. The discount rate was 1% for the 2010 through 2012 policy years and 2% to 5% for all prior policy years. The discount rates are based upon the risk free interest rate for the respective year. Amounts equal to the discounted loss provision are funded annually. The Company does not fund the portion of professional liability risks related to estimated claims that have been incurred but not reported. Accordingly, these liabilities are not discounted. If the Company did not discount any of the allowances for professional liability risks, these balances would have approximated $293.3 million at December 31, 2012 and $266.5 million at December 31, 2011.

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

The cost for equities, amortized cost for debt securities and estimated fair value of the Company’s insurance subsidiary investments at December 31 follows (in thousands):

	2012				2011
	Cost	Unrealized gains	Unrealized losses	Fair value	Cost	Unrealized gains	Unrealized losses	Fair value
Cash and cash equivalents (a)	$140,162	$–	$–	$140,162	$118,877	$–	$–	$118,877
Debt securities:
Corporate bonds	21,352	118	(16)	21,454	23,134	163	(48)	23,249
Debt securities issued by U.S. government agencies	16,624	89	–	16,713	18,173	120	(5)	18,288
U.S. Treasury notes	6,131	3	–	6,134	3,867	10	–	3,877
Debt securities issued by foreign governments	–	–	–	–	625	8	–	633
Commercial mortgage-backed securities	–	–	–	–	137	6	–	143

	44,107	210	(16)	44,301	45,936	307	(53)	46,190
Equities by industry:
Consumer	2,171	599	(15)	2,755	2,171	329	(45)	2,455
Industrials	2,039	331	(53)	2,317	2,039	248	(111)	2,176
Technology	1,482	268	(70)	1,680	1,482	215	(99)	1,598
Healthcare	1,474	179	(14)	1,639	1,474	77	(72)	1,479
Financial services	1,419	284	(86)	1,617	1,419	89	(227)	1,281
Other	2,554	706	(243)	3,017	2,554	345	(209)	2,690

	11,139	2,367	(481)	13,025	11,139	1,303	(763)	11,679
Certificates of deposit	5,101	3	–	5,104	3,905	3	(2)	3,906

	$200,509	$2,580	$(497)	$202,592	$179,857	$1,613	$(818)	$180,652

(a)	Includes $3.7 million and $2.2 million of money market funds at December 31, 2012 and 2011, respectively.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9 – INSURANCE SUBSIDIARY INVESTMENTS (Continued)

The fair value by maturity periods at December 31, 2012 of available-for-sale investments of the Company’s insurance subsidiary follows. Equities generally do not have maturity dates.

(In thousands)	Contractual maturities
Within one year	$162,733
One year to five years	26,834
After five years	–
Equities	13,025

$202,592

Since the Company’s insurance subsidiary investments are restricted for a limited purpose, they are classified in the accompanying consolidated balance sheet based upon the expected current and long-term cash requirements of the limited purpose insurance subsidiary.

Net investment income earned by the Company’s insurance subsidiary investments follows (in thousands):

	Year ended December 31,
	2012	2011	2010
Interest income	$1,290	$1,399	$1,986
Net amortization of premium and accretion of discount	(406)	(322)	(394)
Gains on sale of investments	123	265	524
Losses on sale of investments	(28)	(73)	(84)
Other-than-temporary impairments	–	(232)	(728)
Investment expenses	(115)	(119)	(148)

	$864	$918	$1,156

The available-for-sale investments of the Company’s insurance subsidiary which have unrealized losses at December 31, 2012 and 2011 are shown below. The investments are categorized by the length of time that individual securities have been in a continuous unrealized loss position at December 31, 2012 and 2011.

December 31, 2012	Less than one year		One year or greater		Total
(In thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Debt securities:
Corporate bonds	$4,115	$7	$257	$9	$4,372	$16
Equities by industry:
Consumer	–	–	234	15	234	15
Industrials	–	–	367	53	367	53
Technology	–	–	482	70	482	70
Healthcare	78	9	188	5	266	14
Financial services	48	1	339	85	387	86
Other	343	45	416	198	759	243

	469	55	2,026	426	2,495	481

	$4,584	$62	$2,283	$435	$6,867	$497

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9 – INSURANCE SUBSIDIARY INVESTMENTS (Continued)

December 31, 2011	Less than one year		One year or greater		Total
(In thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Debt securities:
Corporate bonds	$8,524	$48	$–	$–	$8,524	$48
Debt securities issued by U.S. government agencies	3,516	5	–	–	3,516	5

	12,040	53	–	–	12,040	53
Equities by industry:
Consumer	79	11	308	34	387	45
Industrials	290	25	334	86	624	111
Technology	215	55	239	44	454	99
Healthcare	137	15	529	57	666	72
Financial services	623	196	62	31	685	227
Other	801	155	280	54	1,081	209

	2,145	457	1,752	306	3,897	763
Certificates of deposit	2,048	2	–	–	2,048	2

	$16,233	$512	$1,752	$306	$17,985	$818

The unrealized losses on equities totaling $0.5 million at December 31, 2012 were due generally to market fluctuations. Accordingly, the Company believes these unrealized losses are temporary in nature.

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

The Company considered the severity and duration of its unrealized losses at December 31, 2012 for various investments held in its insurance subsidiary investment portfolio and determined that these unrealized losses were temporary and did not record any impairment losses related to these investments. The Company recognized $0.2 million and $0.7 million pretax other-than-temporary impairments in 2011 and 2010, respectively, for various investments held in its insurance subsidiary investment portfolio. These investments were determined to be impaired after considering the duration of the declines in value and the likelihood of near term price recovery of each investment. Because the Company considered the remaining unrealized losses at December 31, 2012 and 2011 to be temporary, the Company did not record any additional impairment losses related to these investments.

As a result of deterioration in professional liability and workers compensation underwriting results of the Company’s limited purpose insurance subsidiary in 2011, the Company made a capital contribution of $8.6 million in 2012 to its limited purpose insurance subsidiary. Conversely, as a result of improved professional liability underwriting results of the Company’s limited purpose insurance subsidiary in 2010 and 2009, the Company received distributions of $3.5 million in 2011 and $21.8 million in 2010 from its limited purpose insurance subsidiary. These transactions were completed in accordance with applicable regulations. Neither the capital contribution nor the distributions had any impact on earnings.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10 – LEASES

The Company leases real estate and equipment under cancelable and non-cancelable arrangements. The following table sets forth rent expense by business segment (in thousands):

	Year ended December 31,
	2012	2011	2010
Hospital division:
Buildings:
Ventas	$101,831	$94,320	$93,372
Other landlords	78,238	61,013	32,318
Equipment	37,272	32,787	26,276

	217,341	188,120	151,966
Nursing center division:
Buildings:
Ventas	158,643	156,581	156,101
Other landlords	40,103	39,670	39,825
Equipment	1,933	2,305	2,179

	200,679	198,556	198,105
Rehabilitation division:
Skilled nursing rehabilitation services:
Buildings	1,139	729	67
Equipment	4,111	5,546	5,577

	5,250	6,275	5,644
Hospital rehabilitation services:
Buildings	52	120	4
Equipment	88	108	102

	140	228	106
Home health and hospice division:
Buildings	2,754	1,199	374
Equipment	386	167	12

	3,140	1,366	386
Corporate:
Buildings	2,242	3,356	107
Equipment	187	144	38

	2,429	3,500	145

	$428,979	$398,045	$356,352

Various facility leases include contingent annual rent escalators based upon a change in the Consumer Price Index or other agreed upon terms such as a patient revenue test. These contingent rents are included in rent expense in the year incurred. The Company recorded contingent rent of $1.3 million, $1.1 million and $0.6 million for the years ended December 31, 2012, 2011 and 2010, respectively.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10 – LEASES (Continued)

Future minimum payments under non-cancelable operating leases are as follows (in thousands):

	Minimum payments
	Ventas	Other	Total
2013	$230,905	$121,701	$352,606
2014	218,620	115,513	334,133
2015	125,771	101,827	227,598
2016	79,391	94,864	174,255
2017	80,683	67,946	148,629
Thereafter	167,039	304,467	471,506

At December 31, 2012, the Company leased from Ventas and its affiliates 38 TC hospitals and 159 nursing and rehabilitation centers under four master lease agreements (the “Master Lease Agreements”). The Company has also entered into an additional lease agreement with Ventas for ten TC hospitals that will be effective on May 1, 2013 (the “2013 Lease Agreement”). There are several bundles of leased properties under each Master Lease Agreement, with each bundle containing approximately six to 20 leased nursing and rehabilitation centers and TC hospitals.

The Master Lease Agreements initially provided that the Company could renew all or none of the facilities within each bundle up to a maximum of three separate five year renewal terms by providing written notice between 12 and 18 months prior to the expiration of the lease term for such bundle.

Under the Master Lease Agreements, the Company had 73 nursing and rehabilitation centers and 16 TC hospitals within ten separate bundles eligible for renewal prior to an April 30, 2012 lease renewal notice date. The Company renewed three of these renewal bundles, containing 19 nursing and rehabilitation centers and six TC hospitals (collectively, the “Renewal Facilities”) for an additional five years.

The Renewal Facilities contain 2,178 licensed nursing and rehabilitation center beds and 616 licensed hospital beds and generated revenues of approximately $443 million for the year ended December 31, 2012. The current annual rent for the Renewal Facilities approximates $47 million.

The Company did not renew seven renewal bundles containing 54 nursing and rehabilitation centers (the “Expiring Facilities”). The Expiring Facilities contain 6,140 licensed nursing and rehabilitation center beds and generated revenues of approximately $475 million for the year ended December 31, 2012. The current annual rent for these facilities approximates $57 million. The Company has also entered into an agreement with Ventas to provide Ventas with more flexibility to accelerate the transfer of the Expiring Facilities. The Company will continue to operate the Expiring Facilities and include the Expiring Facilities in its results from continuing operations through the expiration of the lease term. When the Company terminates its operations of the Expiring Facilities, these facilities will be reclassified to discontinued operations.

On May 24, 2012, the Company entered into the 2013 Lease Agreement covering the ten TC hospitals that were otherwise scheduled to expire on April 30, 2013. The 2013 Lease Agreement will be effective on May 1, 2013 and will have a term of ten years with three five-year renewal options. The annual rent for the 2013 Lease Agreement will be $28 million and is subject to annual increases based on the increase in the Consumer Price Index (subject to an annual 4% cap). The current annual rent for these ten TC hospitals approximates $22 million. These ten TC hospitals contain 1,066 licensed hospital beds and generated revenues of approximately $283 million for the year ended December 31, 2012.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10 – LEASES (Continued)

The following chart sets forth the current lease renewals under the existing Master Lease Agreements:

Renewal Group	Expiration date	Renewal date	Facility renewals
			Nursing and rehabilitation centers	TC hospitals	Renewal bundles
Group 1	April 30, 2015	October 31, 2013 – April 29, 2014	86	22	10
Group 2	April 30, 2018	October 31, 2016 – April 29, 2017	7	1	1
Group 3	April 30, 2018	October 31, 2016 – April 29, 2017	12	5	2

Renewal Group 1

In 2009, the Company entered into agreements with Ventas to renew all of the Group 1 facilities (12,101 licensed beds) for an additional five years. The current term for the Group 1 facilities expires on April 30, 2015. The current annual rent for the Group 1 facilities approximates $136 million. At the Company’s option, the Group 1 facilities may be extended for up to two five-year renewal terms beyond the current renewal term at the greater of: (1) the then existing rental rate plus the then existing escalation amount per annum or (2) the then fair market value rental rate. Upon any such renewal, the fair market value rental rate is determined through an appraisal procedure described in the Master Lease Agreements.

Renewal Group 2

The Group 2 facilities contain seven nursing and rehabilitation centers (766 licensed beds) and one TC hospital (109 licensed beds). The current annual rent for the Group 2 facilities approximate $15 million. As noted above, the Group 2 facilities are grouped into one renewal bundle. At the Company’s option, the Group 2 facilities may be extended for one five-year renewal term beyond the current term at the greater of: (1) the then existing rental rate plus the then existing escalation amount per annum or (2) the then fair market value rental rate. Upon any such renewal, the fair market value rental rate is determined through an appraisal procedure described in the Master Lease Agreements.

Renewal Group 3

The Group 3 facilities contain 12 nursing and rehabilitation centers (1,412 licensed beds) and five TC hospitals (507 licensed beds). The current annual rent for the Group 3 facilities approximate $32 million. As noted above, the Group 3 facilities are grouped into two separate renewal bundles. At the Company’s option, the Group 3 facilities may be extended for up to two five-year renewal terms beyond the current term at the greater of: (1) the then existing rental rate plus the then existing escalation amount per annum or (2) the then fair market value rental rate. Upon any such renewal, the fair market value rental rate is determined through an appraisal procedure described in the Master Lease Agreements.

Conditions to effectiveness of renewals

The Company may not extend the Master Lease Agreements beyond any previously exercised renewal term if, at the time the Company seeks such extension and at the time such extension takes effect: (1) an event of default has occurred and is continuing or (2) a Medicare/Medicaid event of default and/or a licensed bed event of default has occurred and is continuing with respect to three or more leased properties subject to a particular Master Lease Agreement. The renewal term of each Master Lease Agreement is subject to termination upon default by the Company (subject to certain exceptions) and certain other conditions described in the Master Lease Agreements.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10 – LEASES (Continued)

Rent appraisal process and the Company’s right to revoke such renewals

Under the Master Lease Agreements, if the Company provides Ventas with notice that it intends to renew one or more renewal bundles, Ventas may then initiate an appraisal process to establish a new fair market rental (as defined in the Master Lease Agreements) (“FMR”) for any or all of these bundles.

Under the appraisal process, an independent appraiser determines the FMR for each renewal bundle and each property within such renewal bundle. Once FMR is determined, the appraiser sends to both parties simultaneously the aggregate FMR for such renewal bundle and the FMR for each property within the bundle. Ventas, in its sole discretion, then determines whether: (1) to accept the appraised FMR for the renewal bundle in the aggregate or (2) make no changes to the current base rent and contingent annual rent escalator for the renewal bundle. If Ventas selects the new FMR for a renewal bundle, then the new FMR would become effective at the start of the renewal term unless the Company elects to revoke its renewal by the applicable deadline set forth in the Master Lease Agreements.

The determination of FMR requires certain levels of subjectivity and judgment related to the many variables that may be considered under the circumstances. As a result, it is important for investors to consider the possibility of a wide range of outcomes with respect to the appraisal process.

NOTE 11 – LONG-TERM DEBT

Capitalization

A summary of long-term debt at December 31 follows (in thousands):

	2012	2011
Term Loan Facility, net of unamortized original issue discount of $7.8 million at December 31, 2012 and $6.4 million at December 31, 2011	$781,694	$690,083
Notes	550,000	550,000
ABL Facility	320,700	293,500
Capital lease obligations	609	3,945
Other	4,645	4,974

Total debt, average life of 5 years (weighted average rate 5.9% for 2012 and 6.0% for 2011)	1,657,648	1,542,502
Amounts due within one year	(8,942)	(10,620)

Long-term debt	$1,648,706	$1,531,882

The following table summarizes scheduled maturities of long-term debt for the years 2013 through 2017 (in thousands):

	Term Loan Facility	Notes	ABL Facility	Capital leases	Other	Total
2013	$8,000	$–	$–	$607	$335	$8,942
2014	8,000	–	–	2	341	8,343
2015	8,000	–	–	–	3,836	11,836
2016	8,000	–	320,700	–	123	328,823
2017	8,000	–	–	–	10	8,010

The estimated fair value of the Company’s long-term debt approximated $1.6 billion at December 31, 2012 and $1.4 billion at December 31, 2011. See Note 16.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11 – LONG-TERM DEBT (Continued)

Credit facilities and notes

In connection with the RehabCare Merger, the Company entered into the Credit Facilities and completed a private placement of the Notes. In 2011, the Company used proceeds from the Credit Facilities and the Notes to pay the Merger Consideration, repay all amounts outstanding under the Company’s and RehabCare’s previous credit facilities and to pay transaction costs. The amounts outstanding under the Company’s and RehabCare’s former credit facilities that were repaid at the RehabCare Merger closing were $390.0 million and $345.4 million, respectively.

The Credit Facilities also included an option to increase the credit capacity in an aggregate amount between the two facilities by $200 million. In October 2012, the Company executed this option by completing modifications to increase by $100 million its Term Loan Facility and expanding by $100 million the borrowing capacity under its ABL Facility. The additional Term Loan Facility borrowings were issued at 97.5% and the net proceeds were used to pay down a portion of the outstanding balance under the ABL Facility. The aggregate amount outstanding under the Term Loan Facility at December 31, 2012 was $789.5 million. In connection with the $100 million expansion of the borrowing capacity under the Company’s ABL Facility, the Company also modified the accounts receivable borrowing base which will allow the Company to more easily access the full amount of the available credit. As of December 31, 2012, the Company’s unused credit capacity totaled $419.9 million under the ABL Facility. The other terms of the Term Loan Facility and the ABL Facility were unchanged.

In connection with the Credit Facilities and the Notes, the Company paid $46.2 million of lender fees related to debt issuance that were capitalized as deferred financing costs during 2011 and paid $13.1 million of other financing costs that were charged to interest expense during 2011.

All obligations under the Credit Facilities are fully and unconditionally guaranteed, subject to certain customary release provisions, by substantially all of the Company’s existing and future direct and indirect domestic 100% owned subsidiaries, as well as certain non-100% owned domestic subsidiaries as the Company may determine from time to time in its sole discretion. The Notes are fully and unconditionally guaranteed, subject to certain customary release provisions, by substantially all of the Company’s domestic 100% owned subsidiaries.

The agreements governing the Credit Facilities and the indenture governing the Notes include a number of restrictive covenants that, among other things and subject to certain exceptions and baskets, impose operating and financial restrictions on the Company and certain of its subsidiaries. The Company’s ability to pay dividends is limited to certain restricted payment baskets, which may expand based upon accumulated earnings. In addition, the Company is required to comply with a minimum fixed charge coverage ratio and a maximum total leverage ratio under the Credit Facilities. These financing agreements governing the Credit Facilities and the indenture governing the Notes also contain customary affirmative covenants and events of default.

ABL Facility

The ABL Facility has a five-year tenor and is secured by a first priority lien on eligible accounts receivable, cash, deposit accounts, and certain other assets and property and proceeds from the foregoing (the “First Priority ABL Collateral”). The ABL Facility has a second priority lien on substantially all of the Company’s other assets and properties. As of December 31, 2012, the Company had $320.7 million outstanding under the ABL Facility. In addition, $9.4 million of letters of credit were issued under the ABL Facility as of December 31, 2012.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11 – LONG-TERM DEBT (Continued)

ABL Facility (Continued)

Borrowings under the ABL Facility bear interest at a rate per annum equal to the applicable margin plus, at the Company’s option, either: (1) the London Interbank Offered Rate (“LIBOR”) determined by reference to the costs of funds for eurodollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, or (2) a base rate determined by reference to the highest of (a) the prime rate of JPMorgan Chase Bank, N.A., (b) the federal funds effective rate plus one-half of 1.00% and (c) LIBOR as described in subclause (1) plus 1.00%. At December 31, 2012, the applicable margin for borrowings under the ABL Facility was 2.75% with respect to LIBOR borrowings and 1.75% with respect to base rate borrowings. The applicable margin is subject to adjustment each fiscal quarter, based upon average historical excess availability during the preceding quarter.

Term Loan Facility

The Term Loan Facility has a tenor of seven years and is secured by a first priority lien on substantially all of the Company’s assets and properties other than the First Priority ABL Collateral and a second priority lien on the First Priority ABL Collateral. The Term Loan Facility net proceeds at the RehabCare Merger totaled $693.0 million, net of a $7.0 million original issue discount that will be amortized over the tenor of the Term Loan Facility.

Borrowings under the Term Loan Facility bear interest at a rate per annum equal to an applicable margin plus, at the Company’s option, either: (1) LIBOR determined by reference to the costs of funds for eurodollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, or (2) a base rate determined by reference to the highest of (a) the prime rate of JPMorgan Chase Bank, N.A., (b) the federal funds effective rate plus one-half of 1.00% and (c) LIBOR described in subclause (1) plus 1.00%. LIBOR is subject to an interest rate floor of 1.50%. The applicable margin for borrowings under the Term Loan Facility was 3.75% with respect to LIBOR borrowings and 2.75% with respect to base rate borrowings.

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

Pursuant to a registration rights agreement, the Company filed with the Securities and Exchange Commission (the “SEC”) a registration statement related to an offer to exchange the Notes for an issue of SEC-registered notes with substantially identical terms. The exchange offer commenced on October 13, 2011 and was completed on November 10, 2011.

Interest rate swaps

In December 2011, the Company entered into two interest rate swap agreements to hedge its floating interest rate on an aggregate of $225.0 million of outstanding Term Loan Facility debt. The interest rate swaps have an effective date of January 9, 2012, and expire on January 11, 2016. The Company is required to make payments

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11 – LONG-TERM DEBT (Continued)

Interest rate swaps (Continued)

based upon a fixed interest rate of 1.8925% calculated on the notional amount of $225.0 million. In exchange, the Company will receive interest on $225.0 million at a variable interest rate that is based upon the three-month LIBOR rate, subject to a minimum rate of 1.5%. The Company determined the interest rate swaps continue to be effective cash flow hedges at December 31, 2012. The fair value of the interest rate swaps recorded in other accrued liabilities was $2.6 million and $0.8 million at December 31, 2012 and 2011, respectively.

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

Litigation – The Company is a party to various legal actions (some of which are not insured), and regulatory and other governmental audits and investigations in the ordinary course of business. The Company cannot predict the ultimate outcome of pending litigation and regulatory and other governmental audits and investigations. These matters could potentially subject the Company to sanctions, damages, recoupments, fines and other penalties. The U.S. Department of Justice, CMS or other federal and state enforcement and regulatory agencies may conduct additional investigations related to the Company’s businesses in the future which may, either individually or in the aggregate, have a material adverse effect on the Company’s business, financial position, results of operations and liquidity. See Note 19.

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

NOTE 13 – CAPITAL STOCK

In May 2011, the shareholders of the Company approved an additional three million shares of common stock that could be issued under the Company’s incentive compensation plans to Company employees. In May 2012, the shareholders of the Company approved an additional 200,000 shares of common stock that could be issued under the Company’s equity compensation plan to the Company’s non-employee directors.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13 – CAPITAL STOCK (Continued)

Plan descriptions

The Company maintains plans under which approximately four million service-based restricted shares, performance-based restricted shares and options to purchase common stock may be granted to directors, officers and other key employees. Exercise provisions vary, but most stock options are exercisable in whole or in part beginning one to four years after grant and ending seven to ten years after grant. Shares of common stock available for future grants were 2,301,320, 3,513,109 and 1,049,230 at December 31, 2012, 2011 and 2010, respectively.

Stock options

There were no stock option grants during the three years ended December 31, 2012.

At December 31, 2012, unearned compensation costs related to non-vested stock options was immaterial. Compensation expense related to stock options approximated $0.1 million ($0.1 million net of income taxes) for the year ended December 31, 2012, $0.3 million ($0.2 million net of income taxes) for the year ended December 31, 2011 and $1.2 million ($1.0 million net of income taxes) for the year ended December 31, 2010.

Activity in the various plans is summarized below:

	Shares under option	Option price per share	Weighted average exercise price
Balances, December 31, 2011	3,053,107	$4.89 to $28.41	$18.94
Exercised	(48,508)	6.94 to 8.43	7.95
Canceled	(1,241,102)	4.89 to 28.41	20.47

Balances, December 31, 2012	1,763,497	$6.10 to $25.83	$18.16

The intrinsic value of the stock options exercised during 2012 and 2011 approximated $0.2 million and $2.8 million, respectively, and was immaterial for 2010. Cash received from stock option exercises in 2012, 2011 and 2010 totaled $0.1 million, $3.0 million and $0.1 million, respectively.

A summary of stock options outstanding at December 31, 2012 follows:

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding at December 31, 2012	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable at December 31, 2012	Weighted average exercise price
$6.10 to $8.44	106,050	1 year	$8.02	106,050	$8.02
$11.53 to $15.27	430,002	3 years	14.71	426,252	14.70
$16.81 to $22.72	897,460	1 year	18.31	897,460	18.31
$23.25 to $25.83	329,985	2 years	25.52	329,985	25.52

	1,763,497	2 years	$18.16	1,759,747	$18.17

The intrinsic value of the stock options outstanding and stock options that are exercisable as of December 31, 2012 each approximated $0.3 million.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13 – CAPITAL STOCK (Continued)

Service-based restricted shares

At December 31, 2012, unearned compensation costs related to non-vested service-based restricted shares aggregated $10.0 million. These costs will be expensed over the remaining weighted average vesting period of approximately three years. Compensation expense related to these awards approximated $7.6 million ($4.6 million net of income taxes) for the year ended December 31, 2012, $7.1 million ($4.4 million net of income taxes) for the year ended December 31, 2011 and $6.1 million ($3.8 million net of income taxes) for the year ended December 31, 2010.

A summary of non-vested service-based restricted shares follows:

	Non-vested service-based restricted shares	Weighted average fair value at date of grant
Balances, December 31, 2011	776,495	$20.70
Granted	1,125,146	9.98
Vested	(288,625)	20.80
Canceled	(46,047)	14.26

Balances, December 31, 2012	1,566,969	$13.17

The fair value of restricted shares vested during 2012, 2011 and 2010 was $3.2 million, $7.0 million and $5.9 million, respectively.

Performance-based restricted shares

Performance-based restricted share awards vest over a three-year period based upon the attainment of various performance measures in each performance period. Compensation expense related to these awards approximated $3.2 million ($2.0 million net of income taxes) for the year ended December 31, 2012, $5.4 million ($3.3 million net of income taxes) for the year ended December 31, 2011 and $3.4 million ($2.1 million net of income taxes) for the year ended December 31, 2010.

A summary of non-vested performance-based restricted shares follows:

	Non-vested performance-based restricted shares	Weighted average fair value at date of grant
Balances, December 31, 2011	480,065
Granted	605,596	$9.39
Vested	(219,576)	24.45
Canceled	(29,336)	$9.81

Balances, December 31, 2012	836,749

The performance measures and fair value for each vesting period of a performance-based restricted share award are established annually. The performance measures and fair value for the non-vested performance-based restricted shares have not been established for vesting periods with performance measures determined after December 31, 2012.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14 – EMPLOYEE BENEFIT PLANS

The Company maintains defined contribution retirement plans covering employees who meet certain minimum eligibility requirements. Benefits are determined as a percentage of a participant’s contributions and generally are vested based upon length of service. Retirement plan expense was $4.6 million for 2012, $6.0 million for 2011 and $2.5 million for 2010. Amounts equal to retirement plan expense are funded annually.

NOTE 15 – ACCRUED LIABILITIES

A summary of other accrued liabilities at December 31 follows (in thousands):

	2012	2011
Taxes other than income	$46,114	$51,901
Patient accounts	43,124	42,782
Accrued interest	14,096	12,836
Other	33,870	23,174

	$137,204	$130,693

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

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16 – FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)

The Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis and any associated losses for the years ended December 31, 2012 and 2011 are summarized below (in thousands):

	Fair value measurements			Assets/ liabilities at fair value	Total losses
	Level 1	Level 2	Level 3
December 31, 2012:
Recurring:
Assets:
Available-for-sale debt securities:
Corporate bonds	$–	$21,454	$–	$21,454	$–
Debt securities issued by U.S. government agencies	–	16,713	–	16,713	–
U.S. Treasury notes	6,134	–	–	6,134	–

	6,134	38,167	–	44,301	–
Available-for-sale equity securities	13,025	–	–	13,025	–
Money market funds	7,438	–	–	7,438	–
Certificates of deposit	–	5,104	–	5,104	–

Total available-for-sale investments	26,597	43,271	–	69,868	–
Deposits held in money market funds	347	3,978	–	4,325	–

	$26,944	$47,249	$–	$74,193	$–

Liabilities:
Interest rate swaps	$–	$(2,649)	$–	$(2,649)	$–

Non-recurring:
Assets:
Hospital available for sale	$–	$–	$105	$105	$(569)
Property and equipment	–	–	286	286	(3,630)
Goodwill – skilled nursing rehabilitation services	–	–	–	–	(107,899)
Intangible assets – Medicare license	–	–	–	–	(2,530)

	$–	$–	$391	$391	$(114,628)

Liabilities	$–	$–	$–	$–	$–

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

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16 – FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)

Recurring measurements

The Company’s available-for-sale investments held by its limited purpose insurance subsidiary consist of debt securities, equities, money market funds and certificates of deposit. These available-for-sale investments and the insurance subsidiary’s cash and cash equivalents of $136.5 million as of December 31, 2012 and $116.7 million as of December 31, 2011, classified as insurance subsidiary investments, are maintained for the payment of claims and expenses related to professional liability and workers compensation risks.

The Company also has available-for-sale investments totaling $3.7 million as of December 31, 2012 and $4.1 million as of December 31, 2011 related to a deferred compensation plan that is maintained for certain of the Company’s current and former employees.

The fair value of actively traded debt and equity securities and money market funds are based upon quoted market prices and are generally classified as Level 1. The fair value of inactively traded debt securities and certificates of deposit are based upon either quoted market prices of similar securities or observable inputs such as interest rates using either a market or income valuation approach and are generally classified as Level 2. The Company’s investment advisors obtain and review pricing for each security. The Company is responsible for the determination of fair value and as such the Company reviews the pricing information from its advisors in determining reasonable estimates of fair value. Based upon the Company’s internal review procedures, there were no adjustments to the prices during 2012 or 2011.

The Company’s deposits held in money market funds consist primarily of cash and cash equivalents held for general corporate purposes.

The fair value of the derivative liability associated with the interest rate swaps is estimated using industry-standard valuation models, which are Level 2 measurements. Such models project future cash flows and discount the future amounts to a present value using market-based observable inputs, including interest rate curves. See Note 11.

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments. The carrying value is equal to fair value for financial instruments that are based upon quoted market prices or current market rates. The Company’s long-term debt is based upon Level 2 inputs.

	2012		2011
(In thousands)	Carrying value	Fair value	Carrying value	Fair value
Cash and cash equivalents	$50,007	$50,007	$41,561	$41,561
Cash–restricted	5,197	5,197	5,551	5,551
Insurance subsidiary investments	202,592	202,592	180,652	180,652
Tax refund escrow investments	207	207	211	211
Long-term debt, including amounts due within one year (excluding capital lease obligations totaling $0.6 million and $3.9 million at December 31, 2012, and 2011, respectively)	1,657,039	1,630,649	1,538,557	1,406,751

Non-recurring measurements

At September 30, 2012, the Company reviewed the indefinite-lived and long-lived assets related to the divestiture of a TC hospital and determined its indefinite-lived Medicare license and property and equipment were impaired. As a result, the Company recorded a pretax loss on divestiture of $3.2 million in discontinued operations. The fair value of the assets were measured using a Level 3 input of the offer.

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

In connection with the preparation of the Company’s operating results for the fourth quarter of 2012, the Company determined that the impact of regulatory changes related to the Company’s skilled nursing rehabilitation services reporting unit was a triggering event in the fourth quarter of 2012, simultaneously with the Company’s annual impairment test. The regulatory changes included a new pre-payment manual medical review process for certain Medicare Part B services exceeding $3,700 which became effective October 1, 2012 and new rules which will become effective April 1, 2013 under the Taxpayer Relief Act that reduce Medicare Part B payments by 50% for subsequent procedures when multiple therapy services are provided on the same day. The Company tested the recoverability of its skilled nursing rehabilitation services reporting unit goodwill, other intangible assets and long-lived assets. The Company recorded a pretax impairment charge aggregating $107.9 million (which represented the entire skilled nursing rehabilitation services reporting unit goodwill) in the fourth quarter of 2012 to reflect the amount by which the carrying value of goodwill exceeded the estimated fair value. The impairment charge did not impact the Company’s cash flows or liquidity. The fair value of goodwill was measured using both Level 2 and Level 3 inputs such as discounted cash flows, market multiple analysis, replacement costs and sales comparison methodologies.

On July 29, 2011, CMS issued the 2011 CMS Rules. In connection with the preparation of the Company’s operating results for the third quarter of 2011, the Company determined that the impact of the 2011 CMS Rules was a triggering event in the third quarter of 2011 and accordingly tested the recoverability of its nursing and rehabilitation centers reporting unit goodwill, intangible assets and property and equipment asset groups impacted by the reduced Medicare payments. The Company recorded pretax impairment charges aggregating $26.7 million in the third quarter of 2011. The charges included $6.1 million of goodwill (which represented the entire nursing and rehabilitation centers reporting unit goodwill) and $20.6 million of property and equipment. In addition, the Company recorded pretax impairment charges aggregating $2.2 million and $3.0 million in the fourth quarter of 2011 and the year ended December 31, 2012, respectively, of property and equipment expended in the same nursing and rehabilitation center asset groups. These charges reflected the amount by which the carrying value of certain assets exceeded their estimated fair value. The fair value of goodwill was measured using both Level 2 and Level 3 inputs such as discounted cash flows, market multiple analysis, replacement costs and sales comparison methodologies. The fair value of property and equipment was measured using Level 3 inputs such as replacement costs factoring in depreciation, economic obsolesce and inflation trends.

During the fourth quarter of 2011, the estimated negative impact from changes in the reimbursement of group rehabilitation therapy services to Medicare beneficiaries implemented by the 2011 CMS Rules on October 1, 2011 was greater than expected, and as a result, the Company lowered its cash flow expectations for its skilled nursing rehabilitation services reporting unit, causing the carrying value of goodwill of this reporting unit to exceed its estimated fair value in testing the recoverability of goodwill. As a result, the Company recorded a pretax impairment charge of $46.0 million in the fourth quarter of 2011. The impairment charge did not impact the Company’s cash flows or liquidity. The fair value of goodwill was measured using both Level 2 and Level 3 inputs such as discounted cash flows, market multiple analysis, replacement costs and sales comparison methodologies.

At December 31, 2011, the carrying value of the Company’s certificates of need intangible assets exceeded its fair value as a result of a declining earnings and cash flows related to five hospitals and two co-located nursing and rehabilitation centers in Massachusetts, all of which were acquired in 2006. The declining earnings

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16 – FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)

Non-recurring measurements (Continued)

and cash flows are attributable to a difficult long-term acute care operating environment in Massachusetts in which the Company has been unable to achieve consistent operating results, as well as automatic future Medicare reimbursement reductions triggered in December 2011 by the Budget Control Act of 2011. In addition, the Company decided in the fourth quarter of 2011 to close one of the five hospitals. The pretax impairment charge related to the certificates of need totaled $54.4 million, of which $11.1 million was reclassified to discontinued operations in 2012. The Company reviewed the other long-lived assets related to these five hospitals and two co-located nursing and rehabilitation centers and determined there was no impairment. The fair value of the assets were measured using Level 3 unobservable inputs using both a replacement cost methodology and an excess earnings method, a form of discounted cash flows, which is based upon the concept that net after-tax cash flows provide a return supporting all of the assets of a business enterprise.

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

NOTE 17 – NONCONTROLLING INTERESTS

As of December 31, 2012, the Company had ownership ranging from 51% to 99% in various joint ventures.

During 2012, the Company completed various partial buyouts of noncontrolling interests. During 2011, the Company completed two joint venture buyouts, one a full buyout and the other a partial buyout, of noncontrolling interests. In accordance with the authoritative guidance of noncontrolling interests, these payments have been accounted for as equity transactions.

The following table reflects the effects on the Company’s equity for the years ended December 31, 2012 and 2011 related to these buyouts in the Company’s ownership interest in consolidated subsidiaries (amounts in thousands):

December 31, 2012:
Decrease in carrying value of noncontrolling interests for purchase of noncontrolling interests in subsidiaries	$2,053
Increase in Company’s capital in excess of par value for purchase of noncontrolling interests in subsidiaries	(1,334)

Total cash consideration paid in exchange for purchase of noncontrolling interests	$719

December 31, 2011:
Decrease in carrying value of noncontrolling interests for purchase of noncontrolling interests in subsidiaries	$6,297
Decrease in Company’s capital in excess of par value for purchase of noncontrolling interests in subsidiaries	995

Total cash consideration paid in exchange for purchase of noncontrolling interests	$7,292

Redeemable noncontrolling interests as of December 31, 2011 represented the minority ownership interests containing put rights in connection with the RehabCare Merger. These redeemable noncontrolling interests were either purchased or reclassified to nonredeemable noncontrolling interests during 2012.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 18 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The accompanying condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X, Rule 3-10, “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered.” The Company’s Notes issued on June 1, 2011, are fully and unconditionally guaranteed, subject to certain customary release provisions, by substantially all of the Company’s domestic 100% owned subsidiaries. The equity method has been used with respect to the parent company’s investment in subsidiaries.

The following condensed consolidating financial data present the financial position of the parent company/issuer, the guarantor subsidiaries and the non-guarantor subsidiaries as of December 31, 2012 and December 31, 2011, and the respective results of operations and cash flows for the three years ended December 31, 2012.

Condensed Consolidating Statement of Operations

	Year ended December 31, 2012
(In thousands)	Parent company/ issuer	Guarantor subsidiaries	Non-guarantor subsidiaries	Consolidating and eliminating adjustments	Consolidated
Revenues	$–	$5,801,621	$480,117	$(100,447)	$6,181,291

Salaries, wages and benefits	214	3,497,527	174,734	–	3,672,475
Supplies	–	395,920	36,088	–	432,008
Rent	–	398,327	30,652	–	428,979
Other operating expenses	4	1,121,496	212,081	(100,447)	1,233,134
Other income	–	(10,812)	–	–	(10,812)
Impairment charges	–	110,856	–	–	110,856
Depreciation and amortization	–	189,157	11,911	–	201,068
Management fees	(218)	(12,483)	12,701	–	–
Intercompany interest (income) expense from affiliates	(113,745)	100,021	13,724	–	–
Interest expense (income)	107,243	(19,542)	20,195	–	107,896
Investment income	–	(173)	(881)	–	(1,054)
Equity in net loss of consolidating affiliates	44,433	–	–	(44,433)	–

	37,931	5,770,294	511,205	(144,880)	6,174,550

Income (loss) from continuing operations before income taxes	(37,931)	31,327	(31,088)	44,433	6,741
Provision (benefit) for income taxes	2,436	42,300	(5,624)	–	39,112

Loss from continuing operations	(40,367)	(10,973)	(25,464)	44,433	(32,371)
Discontinued operations, net of income taxes:
Loss from operations	–	(2,208)	–	–	(2,208)
Loss on divestiture of operations	–	(4,745)	–	–	(4,745)

Loss from discontinued operations	–	(6,953)	–	–	(6,953)

Net loss	(40,367)	(17,926)	(25,464)	44,433	(39,324)
Earnings attributable to noncontrolling interests	–	–	(1,043)	–	(1,043)

Loss attributable to Kindred	$(40,367)	$(17,926)	$(26,507)	$44,433	$(40,367)

Comprehensive loss	$(40,780)	$(18,272)	$(24,627)	$43,942	$(39,737)

Comprehensive loss attributable to Kindred	$(40,780)	$(18,272)	$(25,670)	$43,942	$(40,780)

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 18 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Condensed Consolidating Statement of Operations (Continued)

	Year ended December 31, 2011
(In thousands)	Parent company/ issuer	Guarantor subsidiaries	Non-guarantor subsidiaries	Consolidating and eliminating adjustments	Consolidated
Revenues	$–	$5,291,393	$299,760	$(87,225)	$5,503,928

Salaries, wages and benefits	467	3,147,701	95,435	–	3,243,603
Supplies	–	378,883	20,936	–	399,819
Rent	3	380,339	17,703	–	398,045
Other operating expenses	85	1,096,031	151,402	(87,225)	1,160,293
Other income	–	(11,191)	–	–	(11,191)
Impairment charges	–	118,202	–	–	118,202
Depreciation and amortization	–	157,635	7,592	–	165,227
Management fees	(555)	(8,014)	8,569	–	–
Intercompany interest (income) expense from affiliates	(88,234)	79,779	8,455	–	–
Interest expense (income)	80,181	(10,813)	11,551	–	80,919
Investment income	–	(113)	(918)	–	(1,031)
Equity in net loss of consolidating affiliates	58,528	–	–	(58,528)	–

	50,475	5,328,439	320,725	(145,753)	5,553,886

Loss from continuing operations before income taxes	(50,475)	(37,046)	(20,965)	58,528	(49,958)
Provision (benefit) for income taxes	3,006	446	(5,357)	–	(1,905)

Loss from continuing operations	(53,481)	(37,492)	(15,608)	58,528	(48,053)
Loss from discontinued operations, net of income taxes	–	(5,666)	–	–	(5,666)

Net loss	(53,481)	(43,158)	(15,608)	58,528	(53,719)
Loss attributable to noncontrolling interests	–	–	238	–	238

Loss attributable to Kindred	$(53,481)	$(43,158)	$(15,370)	$58,528	$(53,481)

Comprehensive loss	$(55,085)	$(44,451)	$(15,919)	$60,132	$(55,323)

Comprehensive loss attributable to Kindred	$(55,085)	$(44,451)	$(15,681)	$60,132	$(55,085)

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 18 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Condensed Consolidating Statement of Operations (Continued)

	Year ended December 31, 2010
(In thousands)	Parent company/ issuer	Guarantor subsidiaries	Non-guarantor subsidiaries	Consolidating and eliminating adjustments	Consolidated
Revenues	$–	$4,344,937	$77,201	$(75,154)	$4,346,984

Salaries, wages and benefits	331	2,496,962	–	–	2,497,293
Supplies	1	340,801	–	–	340,802
Rent	3	356,349	–	–	356,352
Other operating expenses	72	950,563	70,195	(75,154)	945,676
Other income	–	(11,422)	–	–	(11,422)
Depreciation and amortization	–	121,374	–	–	121,374
Management fees	(407)	407	–	–	–
Intercompany interest (income) expense from affiliates	(34,023)	34,023	–	–	–
Interest expense	6,954	136	–	–	7,090
Investment income	–	(89)	(1,156)	–	(1,245)
Equity in net income of consolidating affiliates	(39,843)	–	–	39,843	–

	(66,912)	4,289,104	69,039	(35,311)	4,255,920

Income from continuing operations before income taxes	66,912	55,833	8,162	(39,843)	91,064
Provision for income taxes	10,421	20,824	2,928	–	34,173

Income from continuing operations	56,491	35,009	5,234	(39,843)	56,891
Discontinued operations, net of income taxes:
Income from operations	–	53	–	–	53
Loss on divestiture of operations	–	(453)	–	–	(453)

Loss from discontinued operations	–	(400)	–	–	(400)

Net income	$56,491	$34,609	$5,234	$(39,843)	$56,491

Comprehensive income	$57,049	$33,938	$6,463	$(40,401)	$57,049

Comprehensive income attributable to Kindred	$57,049	$33,938	$6,463	$(40,401)	$57,049

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 18 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Condensed Consolidating Balance Sheet

	As of December 31, 2012
(In thousands)	Parent company/ issuer	Guarantor subsidiaries	Non-guarantor subsidiaries	Consolidating and eliminating adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$–	$37,370	$12,637	$–	$50,007
Cash – restricted	–	5,197	–	–	5,197
Insurance subsidiary investments	–	–	86,168	–	86,168
Accounts receivable, net	–	940,524	98,081	–	1,038,605
Inventories	–	29,023	2,998	–	32,021
Deferred tax assets	–	12,663	–	–	12,663
Income taxes	–	13,187	386	–	13,573
Other	–	15,118	20,414	–	35,532

	–	1,053,082	220,684	–	1,273,766

Property and equipment, net	–	1,090,523	52,603	–	1,143,126
Goodwill	–	771,533	269,733	–	1,041,266
Intangible assets, net	–	417,092	22,675	–	439,767
Assets held for sale	–	4,131	–	–	4,131
Insurance subsidiary investments	–	–	116,424	–	116,424
Investment in subsidiaries	221,799	–	–	(221,799)	–
Intercompany	2,655,242	–	–	(2,655,242)	–
Deferred tax assets	1,040	–	13,932	(14,972)	–
Other	47,364	108,143	63,959	–	219,466

	$2,925,445	$3,444,504	$760,010	$(2,892,013)	$4,237,946

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$168	$195,268	$15,232	$–	$210,668
Salaries, wages and other compensation	–	345,223	43,786	–	389,009
Due to third party payors	–	35,420	–	–	35,420
Professional liability risks	–	3,623	50,465	–	54,088
Other accrued liabilities	16,724	111,113	9,367	–	137,204
Long-term debt due within one year	8,000	102	840	–	8,942

	24,892	690,749	119,690	–	835,331
Long-term debt	1,644,394	358	3,954	–	1,648,706
Intercompany	–	2,328,711	326,531	(2,655,242)	–
Professional liability risks	–	68,116	168,514	–	236,630
Deferred tax liabilities	–	24,736	–	(14,972)	9,764
Deferred credits and other liabilities	–	143,722	70,949	–	214,671
Commitments and contingencies
Equity:
Stockholders’ equity	1,256,159	188,112	33,687	(221,799)	1,256,159
Noncontrolling interests-nonredeemable	–	–	36,685	–	36,685

	1,256,159	188,112	70,372	(221,799)	1,292,844

	$2,925,445	$3,444,504	$760,010	$(2,892,013)	$4,237,946

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 18 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Condensed Consolidating Balance Sheet (Continued)

	As of December 31, 2011
(In thousands)	Parent company/ issuer	Guarantor subsidiaries	Non-guarantor subsidiaries	Consolidating and eliminating adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$–	$21,825	$19,736	$–	$41,561
Cash – restricted	–	5,551	–	–	5,551
Insurance subsidiary investments	–	–	70,425	–	70,425
Accounts receivable, net	–	908,100	86,600	–	994,700
Inventories	–	28,220	2,840	–	31,060
Deferred tax assets	–	17,785	–	–	17,785
Income taxes	–	39,184	329	–	39,513
Other	–	30,489	2,198	–	32,687

	–	1,051,154	182,128	–	1,233,282

Property and equipment, net	–	1,007,187	51,854	–	1,059,041
Goodwill	–	815,787	268,868	–	1,084,655
Intangible assets, net	–	420,468	26,739	–	447,207
Assets held for sale	–	5,612	–	–	5,612
Insurance subsidiary investments	–	–	110,227	–	110,227
Investment in subsidiaries	266,817	–	–	(266,817)	–
Intercompany	2,503,209	–	–	(2,503,209)	–
Deferred tax assets	–	–	12,387	(12,387)	–
Other	52,623	92,231	53,615	–	198,469

	$2,822,649	$3,392,439	$705,818	$(2,782,413)	$4,138,493

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$102	$196,326	$20,373	$–	$216,801
Salaries, wages and other compensation	43	371,022	36,428	–	407,493
Due to third party payors	–	37,306	–	–	37,306
Professional liability risks	–	3,582	42,428	–	46,010
Other accrued liabilities	–	121,959	8,734	–	130,693
Long-term debt due within one year	7,000	96	3,524	–	10,620

	7,145	730,291	111,487	–	848,923
Long-term debt	1,526,583	460	4,839	–	1,531,882
Intercompany	–	2,169,985	333,224	(2,503,209)	–
Professional liability risks	–	108,853	108,864	–	217,717
Deferred tax liabilities	–	30,342	–	(12,387)	17,955
Deferred credits and other liabilities	–	130,466	61,305	–	191,771
Noncontrolling interests-redeemable	–	–	9,704	–	9,704
Commitments and contingencies
Equity:
Stockholders’ equity	1,288,921	222,042	44,775	(266,817)	1,288,921
Noncontrolling interests-nonredeemable	–	–	31,620	–	31,620

	1,288,921	222,042	76,395	(266,817)	1,320,541

	$2,822,649	$3,392,439	$705,818	$(2,782,413)	$4,138,493

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 18 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Condensed Consolidating Statement of Cash Flows

	Year ended December 31, 2012
(In thousands)	Parent company/ issuer	Guarantor subsidiaries	Non-guarantor subsidiaries	Consolidating and eliminating adjustments	Consolidated
Net cash provided by operating activities	$23,465	$210,791	$28,306	$–	$262,562

Cash flows from investing activities:
Routine capital expenditures	–	(106,075)	(9,100)	–	(115,175)
Development capital expenditures	–	(44,860)	(5,462)	–	(50,322)
Acquisitions, net of cash acquired	–	(178,212)	–	–	(178,212)
Sale of assets	–	1,260	–	–	1,260
Purchase of insurance subsidiary investments	–	–	(38,041)	–	(38,041)
Sale of insurance subsidiary investments	–	–	38,363	–	38,363
Net change in insurance subsidiary cash and cash equivalents	–	–	(21,285)	–	(21,285)
Change in other investments	–	1,465	–	–	1,465
Capital contribution to insurance subsidiary	–	(8,600)	–	8,600	–
Other	–	(539)	–	–	(539)

Net cash used in investing activities	–	(335,561)	(35,525)	8,600	(362,486)

Cash flows from financing activities:
Proceeds from borrowings under revolving credit	1,784,300	–	–	–	1,784,300
Repayment of borrowings under revolving credit	(1,757,100)	–	–	–	(1,757,100)
Proceeds from issuance of term loan, net of discount	97,500	–	–	–	97,500
Repayment of other long-term debt	(7,000)	(95)	(3,569)	–	(10,664)
Payment of deferred financing costs	(1,465)	–	–	–	(1,465)
Contribution made by noncontrolling interests	–	–	200	–	200
Distribution made to noncontrolling interests	–	–	(3,829)	–	(3,829)
Purchase of noncontrolling interests	–	–	(719)	–	(719)
Issuance of common stock	147	–	–	–	147
Capital contribution to insurance subsidiary	–	–	8,600	(8,600)	–
Change in intercompany accounts	(139,847)	140,410	(563)	–	–

Net cash provided by (used in) financing activities	(23,465)	140,315	120	(8,600)	108,370

Change in cash and cash equivalents	–	15,545	(7,099)	–	8,446
Cash and cash equivalents at beginning of period	–	21,825	19,736	–	41,561

Cash and cash equivalents at end of period	$–	$37,370	$12,637	$–	$50,007

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 18 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Condensed Consolidating Statement of Cash Flows (Continued)

	Year ended December 31, 2011
(In thousands)	Parent company/ issuer	Guarantor subsidiaries	Non-guarantor subsidiaries	Consolidating and eliminating adjustments	Consolidated
Net cash provided by (used in) operating activities	$(34,018)	$175,419	$15,805	$(3,500)	$153,706

Cash flows from investing activities:
Routine capital expenditures	–	(128,976)	(3,927)	–	(132,903)
Development capital expenditures	–	(87,655)	–	–	(87,655)
Acquisitions, net of cash acquired	–	(745,630)	30,172	–	(715,458)
Sale of assets	–	1,714	–	–	1,714
Purchase of insurance subsidiary investments	–	–	(35,623)	–	(35,623)
Sale of insurance subsidiary investments	–	–	46,307	–	46,307
Net change in insurance subsidiary cash and cash equivalents	–	–	(14,213)	–	(14,213)
Change in other investments	–	1,003	–	–	1,003
Other	–	(512)	–	–	(512)

Net cash provided by (used in) investing activities	–	(960,056)	22,716	–	(937,340)

Cash flows from financing activities:
Proceeds from borrowings under revolving credit	2,126,800	–	–	–	2,126,800
Repayment of borrowings under revolving credit	(2,198,300)	–	–	–	(2,198,300)
Proceeds from issuance of senior unsecured notes	550,000	–	–	–	550,000
Proceeds from issuance of term loan, net of discount	693,000	–	–	–	693,000
Repayment of other long-term debt	(3,500)	(345,469)	(1,909)	–	(350,878)
Payment of deferred financing costs	(9,098)	–	–	–	(9,098)
Purchase of noncontrolling interests	–	–	(7,292)	–	(7,292)
Issuance of common stock	3,019	–	–	–	3,019
Change in intercompany accounts	(1,128,679)	1,134,763	(6,084)	–	–
Insurance subsidiary distribution	–	–	(3,500)	3,500	–
Other	776	–	–	–	776

Net cash provided by (used in) financing activities	34,018	789,294	(18,785)	3,500	808,027

Change in cash and cash equivalents	–	4,657	19,736	–	24,393
Cash and cash equivalents at beginning of period	–	17,168	–	–	17,168

Cash and cash equivalents at end of period	$–	$21,825	$19,736	$–	$41,561

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 18 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

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

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 19 – LEGAL AND REGULATORY PROCEEDINGS

The Company provides services in a highly regulated industry and is subject to various legal actions (some of which are not insured) and regulatory and other governmental audits and investigations from time to time. These matters could (1) require the Company to pay substantial damages, fines, penalties or amounts in judgments or settlements, which individually or in the aggregate could exceed amounts, if any, that may be recovered under the Company’s insurance policies where coverage applies and is available; (2) cause the Company to incur substantial expenses; (3) require significant time and attention from the Company’s management; (4) subject the Company to sanctions including possible exclusions from the Medicare and Medicaid programs; and (5) cause the Company to close or sell one or more facilities or otherwise modify the way the Company conducts business. The ultimate resolution of these matters, whether as a result of litigation or settlement, could have a material adverse effect on the Company’s business, financial position, results of operations and liquidity.

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

Medicare and Medicaid payment reviews, audits and investigations – as a result of the Company’s participation in the Medicare and Medicaid programs, the Company faces and is currently subject to various governmental reviews, audits and investigations to verify the Company’s compliance with these programs and applicable laws and regulations. The Company is routinely subject to audits under various government programs, such as the CMS Recovery Audit Contractor program, in which third party firms engaged by CMS conduct extensive reviews of claims data and medical and other records to identify potential improper payments to healthcare providers under the Medicare program. In addition, the Company, like other hospitals, nursing center operators and rehabilitation therapy service contractors, is subject to ongoing investigations by the U.S. Department of Health and Human Services Office of Inspector General into the billing of rehabilitation services provided to Medicare patients and general compliance with conditions of participation in the Medicare and Medicaid programs. Private pay sources such as third party insurance and managed care entities also often reserve the right to conduct audits. The Company’s costs to respond to and defend any such reviews, audits and investigations can be significant and are likely to increase in the current enforcement environment. These audits and investigations may require the Company to refund or retroactively adjust amounts that have been paid under the relevant government program or by other payors. Further, an adverse review, audit or investigation also could result in other adverse consequences, particularly if the underlying conduct is found to be pervasive or systemic. These consequences include (1) state or federal agencies imposing fines, penalties and other sanctions on the Company; (2) loss of the

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 19 – LEGAL AND REGULATORY PROCEEDINGS (Continued)

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

Employment-related lawsuits – the Company’s operations are subject to a variety of federal and state employment-related laws and regulations, including but not limited to the U.S. Fair Labor Standards Act, regulations of the Equal Employment Opportunity Commission, the Office of Civil Rights and state attorneys general, federal and state wage and hour laws and a variety of laws enacted by the federal and state governments that govern these and other employment-related matters. Accordingly, the Company is currently subject to employee-related claims, class action and other lawsuits and proceedings in connection with the Company’s operations, including but not limited to those related to alleged wrongful discharge, illegal discrimination and violations of equal employment and federal and state wage and hour laws. Because labor represents such a large portion of the Company’s operating costs, non-compliance with these evolving federal and state laws and regulations could subject the Company to significant back pay awards, fines and additional lawsuits and proceedings. These claims, lawsuits and proceedings are in various stages of adjudication or investigation and involve a wide variety of claims and potential outcomes. Based upon currently available information, the Company has recorded a $5 million loss provision related to these claims, lawsuits and proceedings during 2012, but the actual losses may be more than the provision for loss.

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

KINDRED HEALTHCARE, INC.

QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)

(In thousands, except per share amounts)

The following table represents summary quarterly consolidated financial information (unaudited) for the years ended December 31, 2012 and 2011:

	2012 (a)
	First	Second	Third	Fourth
Revenues	$1,576,359	$1,533,235	$1,523,976	$1,547,721
Net income (loss):
Income (loss) from continuing operations	20,955	16,216	10,350	(79,892)
Discontinued operations, net of income taxes:
Loss from operations	(1,143)	(597)	(463)	(5)
Loss on divestiture of operations	(1,170)	(356)	(2,280)	(939)
Net income (loss)	18,642	15,263	7,607	(80,836)
(Earnings) loss attributable to noncontrolling interests	(451)	239	(41)	(790)
Income (loss) attributable to Kindred	18,191	15,502	7,566	(81,626)
Earnings (loss) per common share:
Basic:
Income (loss) from continuing operations	0.39	0.31	0.19	(1.56)
Discontinued operations:
Loss from operations	(0.02)	(0.01)	(0.01)	–
Loss on divestiture of operations	(0.02)	(0.01)	(0.04)	(0.02)
Net income (loss)	0.35	0.29	0.14	(1.58)
Diluted:
Income (loss) from continuing operations	0.39	0.31	0.19	(1.56)
Discontinued operations:
Loss from operations	(0.02)	(0.01)	(0.01)	–
Loss on divestiture of operations	(0.02)	(0.01)	(0.04)	(0.02)
Net income (loss)	0.35	0.29	0.14	(1.58)
Shares used in computing earnings (loss) per common share:
Basic	51,603	51,664	51,676	51,692
Diluted	51,638	51,675	51,709	51,692
Market prices:
High	13.62	10.87	12.76	12.13
Low	8.63	7.60	8.80	9.68

	2011 (a)
	First	Second	Third	Fourth
Revenues	$1,189,851	$1,288,478	$1,508,164	$1,517,435
Net income (loss):
Income (loss) from continuing operations	22,679	(6,343)	1,145	(65,534)
Income (loss) from discontinued operations	(582)	390	881	(6,355)
Net income (loss)	22,097	(5,953)	2,026	(71,889)
(Earnings) loss attributable to noncontrolling interests	–	421	(241)	58
Income (loss) attributable to Kindred	22,097	(5,532)	1,785	(71,831)
Earnings (loss) per common share:
Basic:
Income (loss) from continuing operations	0.57	(0.14)	0.02	(1.28)
Income (loss) from discontinued operations	(0.01)	0.01	0.01	(0.12)
Net income (loss)	0.56	(0.13)	0.03	(1.40)
Diluted:
Income (loss) from continuing operations	0.56	(0.14)	0.02	(1.28)
Income (loss) from discontinued operations	(0.01)	0.01	0.01	(0.12)
Net income (loss)	0.55	(0.13)	0.03	(1.40)
Shares used in computing earnings (loss) per common share:
Basic	39,035	43,231	51,329	51,335
Diluted	39,543	43,231	51,406	51,335
Market prices:
High	26.27	28.99	23.69	13.12
Low	17.85	20.53	8.62	7.67

(a)	See accompanying discussion of certain quarterly items.

KINDRED HEALTHCARE, INC.

QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED) (Continued)

SIGNIFICANT QUARTERLY ADJUSTMENTS

The following is a description of significant quarterly adjustments recorded during 2012, 2011 and 2010:

Fourth quarter 2012

Operating results for the fourth quarter of 2012 included pretax charges related to employee severance costs of $3.4 million and contract cancellation costs of $0.9 million incurred in connection with restructuring activities, employee retention costs incurred in connection with the decision to allow the leases to expire for 54 nursing and rehabilitation centers leased from Ventas of $0.9 million, transaction-related costs of $0.6 million, a lease cancellation charge of $0.1 million and impairment charges of $107.9 million.

Third quarter 2012

Operating results for the third quarter of 2012 included pretax charges related to employee retention costs incurred in connection with the decision to allow the leases to expire for 54 nursing and rehabilitation centers leased from Ventas of $0.6 million, transaction-related costs of $0.5 million and a lease cancellation charge of $0.6 million.

Second quarter 2012

Operating results for the second quarter of 2012 included pretax charges related to employment-related lawsuits of $5.0 million, costs incurred in connection with the closing of two TC hospitals and the cancellation of a sub-acute unit project of $2.3 million, costs incurred in connection with the decision to allow the leases to expire for 54 nursing and rehabilitation centers leased from Ventas of $0.7 million, transaction-related costs of $0.6 million and a lease cancellation charge of $0.9 million.

First quarter 2012

Operating results for the first quarter of 2012 included pretax charges related to costs incurred in connection with the closing of a regional office of $2.2 million and transaction-related costs of $0.5 million.

Fourth quarter 2011

Operating results for the fourth quarter of 2011 included pretax charges related to severance and retirement costs of $0.6 million, transaction-related costs of $4.4 million, a lease cancellation charge of $1.8 million, impairment charges of $91.5 million and a loss on the divestiture of a hospital of $1.5 million.

Third quarter 2011

Operating results for the third quarter of 2011 included pretax charges related to severance and retirement costs of $1.3 million, transaction-related costs of $5.3 million and impairment charges of $26.7 million.

Second quarter 2011

Operating results for the second quarter of 2011 included pretax charges related to severance and retirement costs of $14.9 million, transaction-related costs of $20.0 million and financing costs related to the RehabCare Merger of $11.8 million.

First quarter 2011

Operating results for the first quarter of 2011 included pretax charges related to transaction-related costs of $4.2 million and financing costs related to the RehabCare Merger of $2.0 million.

KINDRED HEALTHCARE, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

(In thousands)

		Additions
	Balance at beginning of period	Charged to costs and expenses	Other		Acquisitions	Deductions or payments	Balance at end of period
Allowance for loss on accounts receivable:
Year ended December 31, 2010	$20,156	$24,397	$–		$–	$(30,969)	$13,584
Year ended December 31, 2011	13,584	35,133	–		–	(18,971)	29,746
Year ended December 31, 2012	29,746	23,692	–		–	(29,479)	23,959

Allowance for deferred taxes:
Year ended December 31, 2010	$35,070	$–	$3,833	(a)	$–	$(472)	$38,431
Year ended December 31, 2011	38,431	–	163	(a)	112	(75)	38,631
Year ended December 31, 2012	38,631	–	7,352	(a)	3,031	(37)	48,977

(a)	The Company identified deferred income tax assets for state income tax NOLs of $52.7 million, $42.1 million, and $42.2 million at December 31, 2012, December 31, 2011 and December 31, 2010, respectively, and a corresponding deferred income tax valuation allowance of $48.4 million, $38.0 million and $37.8 million at December 31, 2012, December 31, 2011 and December 31, 2010, respectively, after determining that a portion of these net deferred income tax assets were not realizable.