Form 10-Q
period 2013-03-31
KINDRED HEALTHCARE, INC
filed 2013-05-09
CIK 1060009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at April 30, 2013
Common stock, $0.25 par value	54,037,557 shares

KINDRED HEALTHCARE, INC.

FORM 10-Q

KINDRED HEALTHCARE, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three months ended March 31,
	2013	2012
Revenues	$1,554,908	$1,537,931

Salaries, wages and benefits	943,773	921,359
Supplies	105,808	108,533
Rent	105,978	104,313
Other operating expenses	305,503	296,365
Other income	(993)	(3,143)
Impairment charges	436	848
Depreciation and amortization	51,196	46,986
Interest expense	28,174	26,578
Investment income	(91)	(288)

	1,539,784	1,501,551

Income from continuing operations before income taxes	15,124	36,380
Provision for income taxes	5,620	14,765

Income from continuing operations	9,504	21,615
Discontinued operations, net of income taxes:
Loss from operations	(4,787)	(1,803)
Loss on divestiture of operations	(1,244)	(1,170)

Loss from discontinued operations	(6,031)	(2,973)

Net income	3,473	18,642
Earnings attributable to noncontrolling interests	(416)	(451)

Income attributable to Kindred	$3,057	$18,191

Amounts attributable to Kindred stockholders:
Income from continuing operations	$9,088	$21,164
Loss from discontinued operations	(6,031)	(2,973)

Net income	$3,057	$18,191

Earnings per common share:
Basic:
Income from continuing operations	$0.17	$0.40
Discontinued operations:
Loss from operations	(0.09)	(0.03)
Loss on divestiture of operations	(0.02)	(0.02)

Loss from discontinued operations	(0.11)	(0.05)

Net income	$0.06	$0.35

Diluted:
Income from continuing operations	$0.17	$0.40
Discontinued operations:
Loss from operations	(0.09)	(0.03)
Loss on divestiture of operations	(0.02)	(0.02)

Loss from discontinued operations	(0.11)	(0.05)

Net income	$0.06	$0.35

Shares used in computing earnings per common share:
Basic	52,062	51,603
Diluted	52,083	51,638

See accompanying notes.

KINDRED HEALTHCARE, INC.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three months ended March 31,
	2013	2012
Net income	$3,473	$18,642
Other comprehensive income:
Available-for-sale securities (Note 8):
Change in unrealized investment gains	1,613	1,202
Reclassification of (gains) losses realized in net income	119	(77)

Net change	1,732	1,125
Interest rate swaps (Note 1):
Change in unrealized gains (losses)	844	(131)
Reclassification of (gains) losses realized in net income, net of payments	(5)	201

Net change	839	70
Income tax benefit related to items of other comprehensive income	(937)	(420)

Other comprehensive income	1,634	775

Comprehensive income	5,107	19,417
Earnings attributable to noncontrolling interests	(416)	(451)

Comprehensive income attributable to Kindred	$4,691	$18,966

See accompanying notes.

KINDRED HEALTHCARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

(In thousands, except per share amounts)

	March 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$42,664	$50,007
Cash—restricted	5,263	5,197
Insurance subsidiary investments	91,057	86,168
Accounts receivable less allowance for loss of $32,656 – March 31, 2013 and $23,959 – December 31, 2012	1,094,750	1,038,605
Inventories	32,057	32,021
Deferred tax assets	11,366	12,663
Income taxes	1,835	13,573
Other	39,781	35,532

	1,318,773	1,273,766
Property and equipment	2,202,083	2,226,903
Accumulated depreciation	(1,088,591)	(1,083,777)

	1,113,492	1,143,126
Goodwill	1,041,266	1,041,266
Intangible assets less accumulated amortization of $40,601 – March 31, 2013 and $34,854 – December 31, 2012	434,020	439,767
Assets held for sale	2,793	4,131
Insurance subsidiary investments	146,985	116,424
Other	220,330	219,466

Total assets	$4,277,659	$4,237,946

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$193,263	$210,668
Salaries, wages and other compensation	390,701	389,009
Due to third party payors	34,392	35,420
Professional liability risks	67,859	54,088
Other accrued liabilities	152,241	137,204
Long-term debt due within one year	8,363	8,942

	846,819	835,331
Long-term debt	1,671,279	1,648,706
Professional liability risks	240,070	236,630
Deferred tax liabilities	10,588	9,764
Deferred credits and other liabilities	213,570	214,671
Commitments and contingencies (Note 9)

Equity:
Stockholders’ equity:
Common stock, $0.25 par value; authorized 175,000 shares; issued 54,047 shares – March 31, 2013 and 53,280 shares – December 31, 2012	13,512	13,320
Capital in excess of par value	1,143,950	1,145,922
Accumulated other comprehensive loss	(248)	(1,882)
Retained earnings	101,509	98,799

	1,258,723	1,256,159
Noncontrolling interests	36,610	36,685

Total equity	1,295,333	1,292,844

Total liabilities and equity	$4,277,659	$4,237,946

See accompanying notes.

KINDRED HEALTHCARE, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(In thousands)

	Three months ended March 31,
	2013	2012
Cash flows from operating activities:
Net income	$3,473	$18,642
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	52,954	48,690
Amortization of stock-based compensation costs	2,248	1,802
Amortization of deferred financing costs	2,613	2,357
Provision for doubtful accounts	11,266	7,496
Deferred income taxes	(344)	(3,662)
Impairment charges	436	867
Loss on divestiture of discontinued operations	1,244	1,170
Other	420	277
Change in operating assets and liabilities:
Accounts receivable	(67,411)	(57,197)
Inventories and other assets	(8,147)	(15,905)
Accounts payable	(15,790)	(9,550)
Income taxes	12,170	31,242
Due to third party payors	(1,028)	(8,976)
Other accrued liabilities	30,729	(20,678)

Net cash provided by (used in) operating activities	24,833	(3,425)

Cash flows from investing activities:
Routine capital expenditures	(22,370)	(22,106)
Development capital expenditures	(2,388)	(10,622)
Acquisitions, net of cash acquired	—	(50,448)
Acquisition deposit	—	(16,866)
Sale of assets	5,060	1,110
Purchase of insurance subsidiary investments	(10,836)	(13,773)
Sale of insurance subsidiary investments	10,002	14,006
Net change in insurance subsidiary cash and cash equivalents	(33,096)	(13,123)
Change in other investments	319	269
Other	(144)	(749)

Net cash used in investing activities	(53,453)	(112,302)

Cash flows from financing activities:
Proceeds from borrowings under revolving credit	483,500	515,400
Repayment of borrowings under revolving credit	(459,200)	(397,000)
Repayment of other long-term debt	(2,666)	(2,666)
Payment of deferred financing costs	(202)	(43)
Distribution made to noncontrolling interests	(491)	(1,388)
Issuance of common stock	4	—
Other	332	—

Net cash provided by financing activities	21,277	114,303

Change in cash and cash equivalents	(7,343)	(1,424)
Cash and cash equivalents at beginning of period	50,007	41,561

Cash and cash equivalents at end of period	$42,664	$40,137

Supplemental information:
Interest payments	$13,092	$12,108
Income tax refunds	9,631	13,956

See accompanying notes.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

Business

Kindred Healthcare, Inc. is a healthcare services company that through its subsidiaries operates transitional care (“TC”) hospitals, inpatient rehabilitation hospitals (“IRFs”), nursing centers, assisted living facilities, a contract rehabilitation services business and a home health and hospice business across the United States (collectively, the “Company” or “Kindred”). At March 31, 2013, the Company’s hospital division operated 116 TC hospitals (licensed as long-term acute care (“LTAC”) hospitals under the Medicare program) and six IRFs in 26 states. The Company’s nursing center division operated 204 nursing centers and six assisted living facilities in 26 states. The Company’s rehabilitation division provided rehabilitation services primarily in hospitals and long-term care settings. The Company’s home health and hospice division provided home health, hospice and private duty services from 101 locations in ten states.

In recent years, the Company has completed several transactions related to the divestiture of unprofitable hospitals and nursing centers to improve its future operating results. For accounting purposes, the operating results of these businesses and the losses associated with these transactions have been classified as discontinued operations in the accompanying unaudited condensed consolidated statement of operations for all periods presented. Assets held for sale at March 31, 2013 have been measured at the lower of carrying value or estimated fair value less costs of disposal and have been classified as held for sale in the accompanying unaudited condensed consolidated balance sheet. See Note 3 for a summary of discontinued operations.

Recently issued accounting requirements

In February 2013, the Financial Accounting Standards Board (the “FASB”) amended its authoritative guidance issued in December 2011 related to the deferral of the requirement to present reclassification adjustments out of accumulated other comprehensive income in both the statement in which net income is presented and the statement in which other comprehensive income is presented. The amended provisions require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under United States generally accepted accounting principles to be reclassified to net income in its entirety in the same reporting period. For all other amounts, an entity is required to cross-reference to other disclosures that provide additional details about these amounts. All other requirements of the original June 2011 update were not impacted by the amendment which became effective for all interim and annual reporting periods beginning after December 15, 2012. The adoption of the guidance did not have a material impact on the Company’s business, financial position, results of operations or liquidity.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION (Continued)

Equity

The following table sets forth the changes in equity attributable to noncontrolling interests and equity attributable to Kindred stockholders for the three months ended March 31, 2013 and 2012 (in thousands):

For the three months ended March 31, 2013:	Redeemable noncontrolling interests	Amounts attributable to Kindred stockholders	Nonredeemable noncontrolling interests	Total equity
Balance at December 31, 2012	$—	$1,256,159	$36,685	$1,292,844
Comprehensive income:
Net income	—	3,057	416	3,473
Other comprehensive income	—	1,634	—	1,634

	—	4,691	416	5,107
Issuance of common stock in connection with employee benefit plans	—	4	—	4
Shares tendered by employees for statutory tax withholdings upon issuance of common stock	—	(2,810)	—	(2,810)
Income tax provision in connection with the issuance of common stock under employee benefit plans	—	(1,569)	—	(1,569)
Stock-based compensation amortization	—	2,248	—	2,248
Distribution made to noncontrolling interests	—	—	(491)	(491)

Balance at March 31, 2013	$—	$1,258,723	$36,610	$1,295,333

For the three months ended March 31, 2012:
Balance at December 31, 2011	$9,704	$1,288,921	$31,620	$1,320,541
Comprehensive income:
Net income	155	18,191	296	18,487
Other comprehensive income	—	775	—	775

	155	18,966	296	19,262
Shares tendered by employees for statutory tax withholdings upon issuance of common stock	—	(1,796)	—	(1,796)
Income tax provision in connection with the issuance of common stock under employee benefit plans	—	(2,082)	—	(2,082)
Stock-based compensation amortization	—	1,802	—	1,802
Distribution made to noncontrolling interests	(327)	—	(1,061)	(1,061)

Balance at March 31, 2012	$9,532	$1,305,811	$30,855	$1,336,666

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION (Continued)

Derivative financial instruments

In December 2011, the Company entered into two interest rate swap agreements to hedge its floating interest rate on an aggregate of $225 million of outstanding senior secured term loan facility debt (the “Term Loan Facility”) entered into in June 2011. The interest rate swaps have an effective date of January 9, 2012, and expire on January 11, 2016. The Company is required to make payments based upon a fixed interest rate of 1.8925% calculated on the notional amount of $225 million. In exchange, the Company will receive interest on $225 million at a variable interest rate that is based upon the three-month London Interbank Offered Rate (“LIBOR”), subject to a minimum rate of 1.5%. The Company determined the interest rate swaps continue to be effective cash flow hedges at March 31, 2013. The fair value of the interest rate swaps recorded in other accrued liabilities was $1.8 million and $2.6 million at March 31, 2013 and December 31, 2012, respectively.

Other information

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q of Regulation S-X and do not include all of the disclosures normally required by generally accepted accounting principles or those normally required in annual reports on Form 10-K. Accordingly, these financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2012 filed with the Securities and Exchange Commission (the “SEC”) on Form 10-K. The accompanying condensed consolidated balance sheet at December 31, 2012 was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles.

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

NOTE 2 – ACQUISITION

In March 2012, the Company acquired the real estate of a previously leased hospital for $50.4 million. Annual rent associated with the hospital aggregated $4.1 million. The fair value of the asset acquired was measured using discounted cash flow methodologies which are considered Level 3 inputs (as described in Note 10).

The purchase price of this hospital resulted from negotiations with the landlord that were based upon both the historical and expected future cash flows of the hospital and real estate values. This acquisition was financed through operating cash flows and borrowings under the Company’s revolving credit facility.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 3 – DISCONTINUED OPERATIONS

In accordance with the authoritative guidance for the impairment or disposal of long-lived assets, the divestitures of unprofitable businesses discussed in Note 1 have been accounted for as discontinued operations. Accordingly, the results of operations of these businesses for all periods presented and the losses associated with these transactions have been classified as discontinued operations, net of income taxes, in the accompanying unaudited condensed consolidated statement of operations. At March 31, 2013, the Company held for sale one hospital.

On April 27, 2012, the Company announced that it would not renew seven renewal bundles containing 54 nursing centers (the “Expiring Facilities”) under operating leases with Ventas, Inc. (“Ventas”) that expire on April 30, 2013. The Expiring Facilities contain 6,140 licensed nursing center beds and generated revenues of approximately $475 million for the year ended December 31, 2012. The current annual rent for these facilities approximates $57 million. The Company has also entered into an agreement with Ventas to provide Ventas with more flexibility to accelerate the transfer of the Expiring Facilities, as well as to extend the term of the leases as necessary to facilitate these transfers. The Company may be required to pay for additional capital obligations for the Expiring Facilities under the master lease agreements with Ventas. The Company transferred the operations of 19 of the 54 nursing centers to new operators during the three months ended March 31, 2013. The Company reclassified the results of operations and losses associated with the 19 divestitures to discontinued operations, net of income taxes, for all periods presented. The Company will continue to operate the remaining 35 Expiring Facilities and include the Expiring Facilities in its results from continuing operations through the expiration of the lease term, and for such additional time period as required to transfer operations to new operators. When the Company terminates its operations of the remaining Expiring Facilities, these facilities will be reclassified to discontinued operations.

A summary of discontinued operations follows (in thousands):

	Three months ended March 31,
	2013	2012
Revenues	$28,505	$46,733

Salaries, wages and benefits	15,612	23,845
Supplies	1,713	2,762
Rent	3,670	5,384
Other operating expenses	13,530	15,966
Other expense	108	—
Impairment charges	—	19
Depreciation	1,758	1,704
Interest expense	2	—
Investment income	(8)	(4)

	36,385	49,676

Loss from operations before income taxes	(7,880)	(2,943)
Income tax benefit	(3,093)	(1,140)

Loss from operations	(4,787)	(1,803)
Loss on divestiture operations	(1,244)	(1,170)

Loss from discontinued operations	$(6,031)	$(2,973)

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 3 – DISCONTINUED OPERATIONS (Continued)

The following table sets forth certain discontinued operating data by business segment (in thousands):

	Three months ended March 31,
	2013	2012
Revenues:
Hospital division	$(56)	$3,785
Nursing center division	28,561	42,948

	$28,505	$46,733

Operating income (loss):
Hospital division	$(673)	$(1,746)
Nursing center division	(1,785)	5,887

	$(2,458)	$4,141

Rent:
Hospital division	$16	$375
Nursing center division	3,654	5,009

	$3,670	$5,384

Depreciation:
Hospital division	$4	$257
Nursing center division	1,754	1,447

	$1,758	$1,704

A summary of the net assets held for sale follows (in thousands):

	March 31, 2013	December 31, 2012
Long-term assets:
Property and equipment, net	$2,793	$4,126
Other	—	5

	2,793	4,131
Current liabilities (included in other accrued liabilities)	(29)	—

	$2,764	$4,131

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 4 – REVENUES

Revenues are recorded based upon estimated amounts due from patients and third party payors for healthcare services provided, including anticipated settlements under reimbursement agreements with Medicare, Medicaid, Medicare Advantage and other third party payors.

A summary of revenues by payor type follows (in thousands):

	Three months ended March 31,
	2013	2012
Medicare	$675,050	$665,509
Medicaid	243,281	246,216
Medicare Advantage	116,880	111,508
Other	602,639	598,113

	1,637,850	1,621,346
Eliminations	(82,942)	(83,415)

	$1,554,908	$1,537,931

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

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 5 – EARNINGS PER SHARE (Continued)

A computation of earnings per common share follows (in thousands, except per share amounts):

	Three months ended March 31,
	2013		2012
	Basic	Diluted	Basic	Diluted
Earnings:
Amounts attributable to Kindred stockholders:
Income from continuing operations:
As reported in Statement of Operations	$9,088	$9,088	$21,164	$21,164
Allocation to participating unvested restricted stockholders	(256)	(256)	(289)	(289)

Available to common stockholders	$8,832	$8,832	$20,875	$20,875

Discontinued operations, net of income taxes:
Loss from operations:
As reported in Statement of Operations	$(4,787)	$(4,787)	$(1,803)	$(1,803)
Allocation to participating unvested restricted stockholders	135	135	25	25

Available to common stockholders	$(4,652)	$(4,652)	$(1,778)	$(1,778)

Loss on divestiture of operations:
As reported in Statement of Operations	$(1,244)	$(1,244)	$(1,170)	$(1,170)
Allocation to participating unvested restricted stockholders	35	35	16	16

Available to common stockholders	$(1,209)	$(1,209)	$(1,154)	$(1,154)

Loss from discontinued operations:
As reported in Statement of Operations	$(6,031)	$(6,031)	$(2,973)	$(2,973)
Allocation to participating unvested restricted stockholders	170	170	41	41

Available to common stockholders	$(5,861)	$(5,861)	$(2,932)	$(2,932)

Net income:
As reported in Statement of Operations	$3,057	$3,057	$18,191	$18,191
Allocation to participating unvested restricted stockholders	(86)	(86)	(248)	(248)

Available to common stockholders	$2,971	$2,971	$17,943	$17,943

Shares used in the computation:
Weighted average shares outstanding–basic computation	52,062	52,062	51,603	51,603

Dilutive effect of employee stock options		21		35

Adjusted weighted average shares outstanding–diluted computation		52,083		51,638

Earnings per common share:
Income from continuing operations	$0.17	$0.17	$0.40	$0.40
Discontinued operations:
Loss from operations	(0.09)	(0.09)	(0.03)	(0.03)
Loss on divestiture of operations	(0.02)	(0.02)	(0.02)	(0.02)

Loss from discontinued operations	(0.11)	(0.11)	(0.05)	(0.05)

Net income	$0.06	$0.06	$0.35	$0.35

Number of antidilutive stock options excluded from shares used in the diluted earnings per common share computation		1,274		2,562

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 6 – BUSINESS SEGMENT DATA

The Company is organized into four operating divisions: the hospital division, the nursing center division, the rehabilitation division and the home health and hospice division. Based upon the authoritative guidance for business segments, the operating divisions represent five reportable operating segments, including (1) hospitals, (2) nursing centers, (3) skilled nursing rehabilitation services, (4) hospital rehabilitation services and (5) home health and hospice services. These reportable operating segments are consistent with information used by the Company’s President and Chief Operating Officer to assess performance and allocate resources. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. Prior period segment information has been reclassified to conform with the current period presentation.

For segment purposes, the Company defines operating income as earnings before interest, income taxes, depreciation, amortization and rent. Segment operating income reported for each of the Company’s operating segments excludes impairment charges, transaction costs and the allocation of corporate overhead.

On January 1, 2013, the Company transferred the operations of its hospital-based sub-acute unit business from the hospital division to the nursing center division. Historical amounts have been reclassified to conform with the current period presentation.

Segment operating income for the three months ended March 31, 2013 included one-time bonus costs paid to approximately 50,000 employees who do not participate in the Company’s incentive compensation program of $25.9 million (hospital division – $8.8 million, nursing center division – $9.7 million, rehabilitation division – $6.3 million (skilled nursing rehabilitation services – $5.0 million and hospital rehabilitation services – $1.3 million), home health and hospice division – $0.8 million and corporate – $0.3 million).

Segment operating income for the hospital division for the three months ended March 31, 2013 also included employee retention costs of $0.3 million incurred in connection with the planned divestiture of 17 non-strategic facilities.

Segment operating income for the nursing center division for the three months ended March 31, 2013 also included employee retention costs of $0.4 million incurred in connection with the nonrenewal of 54 nursing centers leased from Ventas.

Segment operating income for the hospital division for the three months ended March 31, 2012 included severance costs of $2.0 million and other costs of $0.1 million incurred in connection with the closing of a regional office.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 6 – BUSINESS SEGMENT DATA (Continued)

The following table sets forth certain data by business segment (in thousands):

	Three months ended March 31,
	2013	2012
Revenues:
Hospital division	$748,214	$749,383
Nursing center division	502,703	512,148
Rehabilitation division:
Skilled nursing rehabilitation services	260,789	257,014
Hospital rehabilitation services	74,523	74,369

	335,312	331,383
Home health and hospice division	51,621	28,432

	1,637,850	1,621,346
Eliminations:
Skilled nursing rehabilitation services	(52,889)	(53,612)
Hospital rehabilitation services	(27,994)	(28,161)
Nursing centers	(2,059)	(1,642)

	(82,942)	(83,415)

	$1,554,908	$1,537,931

Income from continuing operations:
Operating income (loss):
Hospital division	$161,819	$161,826
Nursing center division	51,178	63,906
Rehabilitation division:
Skilled nursing rehabilitation services	15,278	14,323
Hospital rehabilitation services	18,132	16,116

	33,410	30,439
Home health and hospice division	2,786	2,341
Corporate:
Overhead	(45,582)	(42,728)
Insurance subsidiary	(509)	(482)

	(46,091)	(43,210)
Impairment charges	(436)	(848)
Transaction costs	(2,285)	(485)

Operating income	200,381	213,969
Rent	(105,978)	(104,313)
Depreciation and amortization	(51,196)	(46,986)
Interest, net	(28,083)	(26,290)

Income from continuing operations before income taxes	15,124	36,380
Provision for income taxes	5,620	14,765

	$9,504	$21,615

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 6 – BUSINESS SEGMENT DATA (Continued)

	Three months ended March 31,
	2013	2012
Rent:
Hospital division	$53,148	$53,151
Nursing center division	49,766	48,451
Rehabilitation division:
Skilled nursing rehabilitation services	1,235	1,440
Hospital rehabilitation services	17	78

	1,252	1,518
Home health and hospice division	1,186	615
Corporate	626	578

	$105,978	$104,313

Depreciation and amortization:
Hospital division	$23,941	$22,346
Nursing center division	12,720	11,262
Rehabilitation division:
Skilled nursing rehabilitation services	3,112	2,660
Hospital rehabilitation services	2,331	2,324

	5,443	4,984
Home health and hospice division	1,526	898
Corporate	7,566	7,496

	$51,196	$46,986

Capital expenditures, excluding acquisitions (including discontinued operations):
Hospital division:
Routine	$10,271	$10,345
Development	2,388	9,949

	12,659	20,294

Nursing center division:
Routine	5,819	4,229
Development	—	673

	5,819	4,902

Rehabilitation division:
Skilled nursing rehabilitation services:
Routine	605	326
Development	—	—

	605	326

Hospital rehabilitation services:
Routine	32	46
Development	—	—

	32	46

Home health and hospice division:
Routine	195	124
Development	—	—

	195	124

Corporate:
Routine:
Information systems	5,289	6,864
Other	159	172

	$24,758	$32,728

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 6 – BUSINESS SEGMENT DATA (Continued)

	March 31, 2013	December 31, 2012
Assets at end of period:
Hospital division	$2,148,491	$2,129,303
Nursing center division	619,505	626,016
Rehabilitation division:
Skilled nursing rehabilitation services	354,590	336,445
Hospital rehabilitation services	338,874	340,668

	693,464	677,113
Home health and hospice division	204,457	202,156
Corporate	611,742	603,358

	$4,277,659	$4,237,946

Goodwill:
Hospital division	$747,065	$747,065
Rehabilitation division:
Skilled nursing rehabilitation services	—	—
Hospital rehabilitation services	168,019	168,019

	168,019	168,019
Home health and hospice division	126,182	126,182

	$1,041,266	$1,041,266

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

The provision for loss for insurance risks, including the cost of coverage maintained with unaffiliated commercial insurance carriers, follows (in thousands):

	Three months ended March 31,
	2013	2012
Professional liability:
Continuing operations	$21,605	$17,951
Discontinued operations	3,860	798
Workers compensation:
Continuing operations	$14,894	$14,319
Discontinued operations	578	652

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 7 – INSURANCE RISKS (Continued)

A summary of the assets and liabilities related to insurance risks included in the accompanying unaudited condensed consolidated balance sheet follows (in thousands):

	March 31, 2013			December 31, 2012
	Professional liability	Workers compensation	Total	Professional liability	Workers compensation	Total
Assets:
Current:
Insurance subsidiary investments	$55,196	$35,861	$91,057	$53,133	$33,035	$86,168
Reinsurance recoverables	4,116	—	4,116	5,382	—	5,382
Other	—	150	150	—	150	150

	59,312	36,011	95,323	58,515	33,185	91,700
Non-current:
Insurance subsidiary investments	71,685	75,300	146,985	46,546	69,878	116,424
Reinsurance and other recoverables	63,741	73,965	137,706	58,025	76,794	134,819
Deposits	4,238	1,574	5,812	3,977	1,574	5,551
Other	—	40	40	—	40	40

	139,664	150,879	290,543	108,548	148,286	256,834

	$198,976	$186,890	$385,866	$167,063	$181,471	$348,534

Liabilities:
Allowance for insurance risks:
Current	$67,859	$39,978	$107,837	$54,088	$37,096	$91,184
Non-current	240,070	154,742	394,812	236,630	156,265	392,895

	$307,929	$194,720	$502,649	$290,718	$193,361	$484,079

Provisions for loss for professional liability risks retained by the Company’s limited purpose insurance subsidiary have been discounted based upon actuarial estimates of claim payment patterns using a discount rate of 1% to 5% depending upon the policy year. The discount rate was 1% for the 2013 and 2012 policy years. The discount rates are based upon the risk free interest rate for the respective year. Amounts equal to the discounted loss provision are funded annually. The Company does not fund the portion of professional liability risks related to estimated claims that have been incurred but not reported. Accordingly, these liabilities are not discounted. If the Company did not discount any of the allowances for professional liability risks, these balances would have approximated $310.6 million at March 31, 2013 and $293.3 million at December 31, 2012.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 8 – INSURANCE SUBSIDIARY INVESTMENTS (Continued)

The cost for equities, amortized cost for debt securities and estimated fair value of the Company’s insurance subsidiary investments follows (in thousands):

	March 31, 2013				December 31, 2012
	Cost	Unrealized gains	Unrealized losses	Fair value	Cost	Unrealized gains	Unrealized losses	Fair value
Cash and cash equivalents (a)	$173,258	$—	$—	$173,258	$140,162	$—	$—	$140,162
Debt securities:
Debt securities issued by U.S. government agencies	19,919	74	(1)	19,992	16,624	89	—	16,713
Corporate bonds	19,538	85	(20)	19,603	21,352	118	(16)	21,454
U.S. Treasury notes	5,666	3	—	5,669	6,131	3	—	6,134

	45,123	162	(21)	45,264	44,107	210	(16)	44,301
Equities by industry:
Consumer	2,171	986	—	3,157	2,171	599	(15)	2,755
Industrials	2,039	532	(27)	2,544	2,039	331	(53)	2,317
Healthcare	1,474	429	—	1,903	1,474	179	(14)	1,639
Technology	1,482	374	—	1,856	1,482	268	(70)	1,680
Financial services	1,419	466	(61)	1,824	1,419	284	(86)	1,617
Other	2,411	1,041	(70)	3,382	2,554	706	(243)	3,017

	10,996	3,828	(158)	14,666	11,139	2,367	(481)	13,025
Certificates of deposit	4,850	4	—	4,854	5,101	3	—	5,104

	$234,227	$3,994	$(179)	$238,042	$200,509	$2,580	$(497)	$202,592

(a)	Includes $3.1 million and $3.7 million of money market funds at March 31, 2013 and December 31, 2012, respectively.

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

The Company considered the severity and duration of its unrealized losses at March 31, 2013 and recognized a $0.1 million pretax-other-than-temporary impairment in the first quarter of 2013 for various investments held in its insurance subsidiary investment portfolio. The Company considered the severity and duration of its unrealized losses at March 31, 2012 for various investments held in its insurance subsidiary investment portfolio and determined that these unrealized losses were temporary and did not record any impairment losses related to these investments.

As a result of deterioration in professional liability and workers compensation underwriting results of the Company’s limited purpose insurance subsidiary in 2012 and 2011, the Company made capital contributions of $14.2 million and $8.6 million during the three months ended March 31, 2013 and 2012, respectively, to its limited purpose insurance subsidiary. These transactions were completed in accordance with applicable regulations. Neither capital contribution had any impact on earnings.

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

Litigation—The Company is a party to various legal actions (some of which are not insured), and regulatory and other governmental audits and investigations in the ordinary course of business. The Company cannot predict the ultimate outcome of pending litigation and regulatory and other governmental audits and investigations. These matters could potentially subject the Company to sanctions, damages, recoupments, fines and other penalties. The U.S. Department of Justice (the “DOJ”), the Centers for Medicare and Medicaid Services (“CMS”) or other federal and state enforcement and regulatory agencies may conduct additional investigations related to the Company’s businesses in the future which may, either individually or in the aggregate, have a material adverse effect on the Company’s business, financial position, results of operations and liquidity. See Note 12.

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
March 31, 2013:
Recurring:
Assets:
Available-for-sale debt securities:
Debt securities issued by U.S. government agencies	$—	$19,992	$—	$19,992	$—
Corporate bonds	—	19,603	—	19,603	—
U.S. Treasury notes	5,669	—	—	5,669	—

	5,669	39,595	—	45,264	—
Available-for-sale equity securities	14,666	—	—	14,666	—
Money market funds	6,527	—	—	6,527	—
Certificates of deposit	—	4,854	—	4,854	—

Total available-for-sale investments	26,862	44,449	—	71,311	—
Deposits held in money market funds	347	4,238	—	4,585	—

	$27,209	$48,687	$—	$75,896	$—

Liabilities:
Interest rate swaps	$—	$(1,804)	$—	$(1,804)	$—

Non-recurring:
Assets:
Hospital available for sale	$—	$—	$3,250	$3,250	$(1,250)
Property and equipment	—	—	29	29	(436)

	$—	$—	$3,279	$3,279	$(1,686)

Liabilities	$—	$—	$—	$—	$—

December 31, 2012:
Recurring:
Assets:
Available-for-sale debt securities:
Debt securities issued by U.S. government agencies	$—	$16,713	$—	$16,713	$—
Corporate bonds	—	21,454	—	21,454	—
U.S. Treasury notes	6,134	—	—	6,134	—

	6,134	38,167	—	44,301	—
Available-for-sale equity securities	13,025	—	—	13,025	—
Money market funds	7,438	—	—	7,438	—
Certificates of deposit	—	5,104	—	5,104	—

Total available-for-sale investments	26,597	43,271	—	69,868	—
Deposits held in money market funds	347	3,978	—	4,325	—

	$26,944	$47,249	$—	$74,193	$—

Liabilities:
Interest rate swaps	$—	$(2,649)	$—	$(2,649)	$—

Non-recurring:
Assets:
Hospital available for sale	$—	$—	$105	$105	$(569)
Property and equipment	—	—	286	286	(3,630)
Goodwill—skilled nursing rehabilitation services	—	—	—	—	(107,899)
Intangible assets—Medicare license	—	—	—	—	(2,530)

	$—	$—	$391	$391	$(114,628)

Liabilities	$—	$—	$—	$—	$—

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 10 – FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)

Recurring measurements

The Company’s available-for-sale investments held by its limited purpose insurance subsidiary consist of debt securities, equities, money market funds and certificates of deposit. These available-for-sale investments and the insurance subsidiary’s cash and cash equivalents of $170.2 million as of March 31, 2013 and $136.5 million as of December 31, 2012, classified as insurance subsidiary investments, are maintained for the payment of claims and expenses related to professional liability and workers compensation risks.

The Company also has available-for-sale investments totaling $3.4 million as of March 31, 2013 and $3.7 million as of December 31, 2012 related to a deferred compensation plan that is maintained for certain of the Company’s current and former employees.

The fair value of actively traded debt and equity securities and money market funds are based upon quoted market prices and are generally classified as Level 1. The fair value of inactively traded debt securities and certificates of deposit are based upon either quoted market prices of similar securities or observable inputs such as interest rates using either a market or income valuation approach and are generally classified as Level 2. The Company’s investment advisors obtain and review pricing for each security. The Company is responsible for the determination of fair value and as such the Company reviews the pricing information from its advisors in determining reasonable estimates of fair value. Based upon the Company’s internal review procedures, there were no adjustments to the prices during the three months ended March 31, 2013 or March 31, 2012.

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

	March 31, 2013		December 31, 2012
(In thousands)	Carrying value	Fair value	Carrying value	Fair value
Cash and cash equivalents	$42,664	$42,664	$50,007	$50,007
Cash–restricted	5,263	5,263	5,197	5,197
Insurance subsidiary investments	238,042	238,042	202,592	202,592
Tax refund escrow investments	207	207	207	207
Long-term debt, including amounts due within one year (excluding capital lease obligations totaling $26,000 and $0.6 million at March 31, 2013 and December 31, 2012, respectively)	1,679,616	1,687,614	1,657,039	1,630,649

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 10 – FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)

Non-recurring measurements

In the first quarter of 2013, the Company reduced the fair value of a hospital held for sale based upon a pending offer, which resulted in a pretax loss of $1.3 million recorded in discontinued operations. The primary reason for the reduction was to compensate for certain real estate restrictions associated with the property. The fair value of the asset was measured using a Level 3 input of the pending offer.

CMS issued final rules which, among other things, significantly reduced Medicare payments to nursing centers and changed the reimbursement for the provision for group rehabilitation therapy services to Medicare beneficiaries beginning October 1, 2011 (the “2011 CMS Rules”). The Company recorded pretax impairment charges aggregating $0.4 million in the first quarter of 2013 for property and equipment expenditures in the nursing center asset groups that were determined to be impaired by the 2011 CMS Rules. These charges reflected the amount by which the carrying value of certain assets exceeded their estimated fair value. The fair value of property and equipment was measured using Level 3 inputs such as replacement costs factoring in depreciation, economic obsolesce and inflation trends.

NOTE 11 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The accompanying unaudited condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X, Rule 3-10, “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered.” The Company’s private placement of $550 million of senior notes due 2019 (the “Notes”) issued on June 1, 2011 are fully and unconditionally guaranteed, subject to certain customary release provisions, by substantially all of the Company’s domestic 100% owned subsidiaries. The equity method has been used with respect to the parent company’s investment in subsidiaries.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 11 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

The following unaudited condensed consolidating financial data present the financial position of the parent company/issuer, the guarantor subsidiaries and the non-guarantor subsidiaries as of March 31, 2013 and December 31, 2012, and the respective results of operations and cash flows for the three months ended March 31, 2013 and March 31, 2012.

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)

	Three months ended March 31, 2013
(In thousands)	Parent company/ issuer	Guarantor subsidiaries	Non-guarantor subsidiaries	Consolidating and eliminating adjustments	Consolidated
Revenues	$—	$1,455,428	$128,501	$(29,021)	$1,554,908

Salaries, wages and benefits	3	898,450	45,320	—	943,773
Supplies	—	96,965	8,843	—	105,808
Rent	—	97,950	8,028	—	105,978
Other operating expenses	—	282,144	52,380	(29,021)	305,503
Other income	—	(993)	—	—	(993)
Impairment charges	—	436	—	—	436
Depreciation and amortization	—	48,082	3,114	—	51,196
Management fees	—	(3,059)	3,059	—	—
Intercompany interest (income) expense from affiliates	(26,874)	23,218	3,656	—	—
Interest expense (income)	27,033	(3,955)	5,096	—	28,174
Investment income	—	(42)	(49)	—	(91)
Equity in net income of consolidating affiliates	(3,126)	—	—	3,126	—

	(2,964)	1,439,196	129,447	(25,895)	1,539,784

Income (loss) from continuing operations before income taxes	2,964	16,232	(946)	(3,126)	15,124
Provision (benefit) for income taxes	(93)	5,587	126	—	5,620

Income (loss) from continuing operations	3,057	10,645	(1,072)	(3,126)	9,504
Discontinued operations, net of income taxes:
Loss from operations	—	(4,787)	—	—	(4,787)
Loss on divestiture of operations	—	(1,244)	—	—	(1,244)

Loss from discontinued operations	—	(6,031)	—	—	(6,031)

Net income (loss)	3,057	4,614	(1,072)	(3,126)	3,473
Earnings attributable to noncontrolling interests	—	—	(416)	—	(416)

Income (loss) attributable to Kindred	$3,057	$4,614	$(1,488)	$(3,126)	$3,057

Comprehensive income	$4,691	$4,614	$54	$(4,252)	$5,107

Comprehensive income (loss) attributable to Kindred	$4,691	$4,614	$(362)	$(4,252)	$4,691

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 11 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) (Continued)

	Three months ended March 31, 2012
(In thousands)	Parent company/ issuer	Guarantor subsidiaries	Non-guarantor subsidiaries	Consolidating and eliminating adjustments	Consolidated
Revenues	$—	$1,436,195	$126,848	$(25,112)	$1,537,931

Salaries, wages and benefits	69	877,470	43,820	—	921,359
Supplies	—	98,536	9,997	—	108,533
Rent	—	96,400	7,913	—	104,313
Other operating expenses	3	271,560	49,914	(25,112)	296,365
Other income	—	(3,143)	—	—	(3,143)
Impairment charges	—	848	—	—	848
Depreciation and amortization	—	43,605	3,381	—	46,986
Management fees	—	(3,348)	3,348	—	—
Intercompany interest (income) expense from affiliates	(27,907)	24,277	3,630	—	—
Interest expense (income)	26,293	(4,762)	5,047	—	26,578
Investment income	—	(23)	(265)	—	(288)
Equity in net income of consolidating affiliates	(17,218)	—	—	17,218	—

	(18,760)	1,401,420	126,785	(7,894)	1,501,551

Income from continuing operations before income taxes	18,760	34,775	63	(17,218)	36,380
Provision for income taxes	569	14,089	107	—	14,765

Income (loss) from continuing operations	18,191	20,686	(44)	(17,218)	21,615
Discontinued operations, net of income taxes:
Loss from operations	—	(1,803)	—	—	(1,803)
Loss on divestiture of operations	—	(1,170)	—	—	(1,170)

Loss from discontinued operations	—	(2,973)	—	—	(2,973)

Net income (loss)	18,191	17,713	(44)	(17,218)	18,642
Earnings attributable to noncontrolling interests	—	—	(451)	—	(451)

Income (loss) attributable to Kindred	$18,191	$17,713	$(495)	$(17,218)	$18,191

Comprehensive income	$18,966	$17,713	$688	$(17,950)	$19,417

Comprehensive income attributable to Kindred	$18,966	$17,713	$237	$(17,950)	$18,966

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 11 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Condensed Consolidating Balance Sheet

	As of March 31, 2013
(In thousands)	Parent company/ issuer	Guarantor subsidiaries	Non-guarantor subsidiaries	Consolidating and eliminating adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$31,989	$10,675	$—	$42,664
Cash—restricted	—	5,263	—	—	5,263
Insurance subsidiary investments	—	—	91,057	—	91,057
Accounts receivable, net	—	991,184	103,566	—	1,094,750
Inventories	—	29,035	3,022	—	32,057
Deferred tax assets	—	11,366	—	—	11,366
Income taxes	—	1,425	410	—	1,835
Other	—	36,484	3,297	—	39,781

	—	1,106,746	212,027	—	1,318,773

Property and equipment, net	—	1,062,014	51,478	—	1,113,492
Goodwill	—	771,533	269,733	—	1,041,266
Intangible assets, net	—	411,345	22,675	—	434,020
Assets held for sale	—	2,793	—	—	2,793
Insurance subsidiary investments	—	—	146,985	—	146,985
Investment in subsidiaries	225,800	—	—	(225,800)	—
Intercompany	2,691,072	—	—	(2,691,072)	—
Deferred tax assets	—	—	13,326	(13,326)	—
Other	44,958	103,310	72,062	—	220,330

	$2,961,830	$3,457,741	$788,286	$(2,930,198)	$4,277,659

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$49	$179,025	$14,189	$—	$193,263
Salaries, wages and other compensation	—	344,850	45,851	—	390,701
Due to third party payors	—	34,392	—	—	34,392
Professional liability risks	—	15,289	52,570	—	67,859
Other accrued liabilities	28,004	116,081	8,156	—	152,241
Long-term debt due within one year	8,000	105	258	—	8,363

	36,053	689,742	121,024	—	846,819
Long-term debt	1,667,054	330	3,895	—	1,671,279
Intercompany	—	2,348,784	342,288	(2,691,072)	—
Professional liability risks	—	62,376	177,694	—	240,070
Deferred tax liabilities	—	23,914	—	(13,326)	10,588
Deferred credits and other liabilities	—	140,014	73,556	—	213,570
Commitments and contingencies
Equity:
Stockholders’ equity	1,258,723	192,581	33,219	(225,800)	1,258,723
Noncontrolling interests	—	—	36,610	—	36,610

	1,258,723	192,581	69,829	(225,800)	1,295,333

	$2,961,830	$3,457,741	$788,286	$(2,930,198)	$4,277,659

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 11 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Condensed Consolidating Balance Sheet (Continued)

	As of December 31, 2012
(In thousands)	Parent company/ issuer	Guarantor subsidiaries	Non-guarantor subsidiaries	Consolidating and eliminating adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$37,370	$12,637	$—	$50,007
Cash—restricted	—	5,197	—	—	5,197
Insurance subsidiary investments	—	—	86,168	—	86,168
Accounts receivable, net	—	940,524	98,081	—	1,038,605
Inventories	—	29,023	2,998	—	32,021
Deferred tax assets	—	12,663	—	—	12,663
Income taxes	—	13,187	386	—	13,573
Other	—	15,118	20,414	—	35,532

	—	1,053,082	220,684	—	1,273,766

Property and equipment, net	—	1,090,523	52,603	—	1,143,126
Goodwill	—	771,533	269,733	—	1,041,266
Intangible assets, net	—	417,092	22,675	—	439,767
Assets held for sale	—	4,131	—	—	4,131
Insurance subsidiary investments	—	—	116,424	—	116,424
Investment in subsidiaries	221,799	—	—	(221,799)	—
Intercompany	2,655,242	—	—	(2,655,242)	—
Deferred tax assets	1,040	—	13,932	(14,972)	—
Other	47,364	108,143	63,959	—	219,466

	$2,925,445	$3,444,504	$760,010	$(2,892,013)	$4,237,946

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$168	$195,268	$15,232	$—	$210,668
Salaries, wages and other compensation	—	345,223	43,786	—	389,009
Due to third party payors	—	35,420	—	—	35,420
Professional liability risks	—	3,623	50,465	—	54,088
Other accrued liabilities	16,724	111,113	9,367	—	137,204
Long-term debt due within one year	8,000	102	840	—	8,942

	24,892	690,749	119,690	—	835,331
Long-term debt	1,644,394	358	3,954	—	1,648,706
Intercompany	—	2,328,711	326,531	(2,655,242)	—
Professional liability risks	—	68,116	168,514	—	236,630
Deferred tax liabilities	—	24,736	—	(14,972)	9,764
Deferred credits and other liabilities	—	143,722	70,949	—	214,671
Commitments and contingencies
Equity:
Stockholders’ equity	1,256,159	188,112	33,687	(221,799)	1,256,159
Noncontrolling interests	—	—	36,685	—	36,685

	1,256,159	188,112	70,372	(221,799)	1,292,844

	$2,925,445	$3,444,504	$760,010	$(2,892,013)	$4,237,946

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 11 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Condensed Consolidating Statement of Cash Flows

	Three months ended March 31, 2013
(In thousands)	Parent company/ issuer	Guarantor subsidiaries	Non-guarantor subsidiaries	Consolidating and eliminating adjustments	Consolidated
Net cash provided by operating activities	$11,229	$7,981	$5,623	$—	$24,833

Cash flows from investing activities:
Routine capital expenditures	—	(20,142)	(2,228)	—	(22,370)
Development capital expenditures	—	(2,222)	(166)	—	(2,388)
Sale of assets	—	5,060	—	—	5,060
Purchase of insurance subsidiary investments	—	—	(10,836)	—	(10,836)
Sale of insurance subsidiary investments	—	—	10,002	—	10,002
Net change in insurance subsidiary cash and cash equivalents	—	—	(33,096)	—	(33,096)
Change in other investments	—	319	—	—	319
Capital contribution to insurance subsidiary	—	(14,220)	—	14,220	—
Other	—	(144)	—	—	(144)

Net cash used in investing activities	—	(31,349)	(36,324)	14,220	(53,453)

Cash flows from financing activities:
Proceeds from borrowings under revolving credit	483,500	—	—	—	483,500
Repayment of borrowings under revolving credit	(459,200)	—	—	—	(459,200)
Repayment of other long-term debt	(2,000)	(25)	(641)	—	(2,666)
Payment of deferred financing costs	(202)	—	—	—	(202)
Distribution made to noncontrolling interests	—	—	(491)	—	(491)
Issuance of common stock	4	—	—	—	4
Capital contribution to insurance subsidiary	—	—	14,220	(14,220)
Other	—	332	—	—	332
Change in intercompany accounts	(33,331)	17,680	15,651	—	—

Net cash provided by (used in) financing activities	(11,229)	17,987	28,739	(14,220)	21,277

Change in cash and cash equivalents	—	(5,381)	(1,962)	—	(7,343)
Cash and cash equivalents at beginning of period	—	37,370	12,637	—	50,007

Cash and cash equivalents at end of period	$—	$31,989	$10,675	$—	$42,664

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 11 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Condensed Consolidating Statement of Cash Flows (Continued)

	Three months ended March 31, 2012
(In thousands)	Parent company/ issuer	Guarantor subsidiaries	Non-guarantor subsidiaries	Consolidating and eliminating adjustments	Consolidated
Net cash provided by (used in) operating activities	$2,431	$(12,603)	$6,747	$—	$(3,425)

Cash flows from investing activities:
Routine capital expenditures	—	(20,940)	(1,166)	—	(22,106)
Development capital expenditures	—	(9,703)	(919)	—	(10,622)
Acquisitions, net of cash acquired	—	(50,448)	—	—	(50,448)
Acquisition deposit	—	(16,866)	—	—	(16,866)
Sale of assets	—	1,110	—	—	1,110
Purchase of insurance subsidiary investments	—	—	(13,773)	—	(13,773)
Sale of insurance subsidiary investments	—	—	14,006	—	14,006
Net change in insurance subsidiary cash and cash equivalents	—	—	(13,123)	—	(13,123)
Change in other investments	—	269	—	—	269
Capital contribution to insurance subsidiary	—	(8,600)	—	8,600	—
Other	—	(749)	—	—	(749)

Net cash used in investing activities	—	(105,927)	(14,975)	8,600	(112,302)

Cash flows from financing activities:
Proceeds from borrowings under revolving credit	515,400	—	—	—	515,400
Repayment of borrowings under revolving credit	(397,000)	—	—	—	(397,000)
Repayment of other long-term debt	(1,750)	(23)	(893)	—	(2,666)
Payment of deferred financing costs	(43)	—	—	—	(43)
Distribution made to noncontrolling interests	—	—	(1,388)	—	(1,388)
Change in intercompany accounts	(119,038)	120,315	(1,277)	—	—
Capital contribution to insurance subsidiary	—	—	8,600	(8,600)	—

Net cash provided by (used in) financing activities	(2,431)	120,292	5,042	(8,600)	114,303

Change in cash and cash equivalents	—	1,762	(3,186)	—	(1,424)
Cash and cash equivalents at beginning of period	—	21,825	19,736	—	41,561

Cash and cash equivalents at end of period	$—	$23,587	$16,550	$—	$40,137

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 12 – LEGAL AND REGULATORY PROCEEDINGS

The Company provides services in a highly regulated industry and is subject to various legal actions (some of which are not insured) and regulatory and other governmental and internal audits and investigations from time to time. These matters could (1) require the Company to pay substantial damages, fines, penalties or amounts in judgments or settlements, which individually or in the aggregate could exceed amounts, if any, that may be recovered under the Company’s insurance policies where coverage applies and is available; (2) cause the Company to incur substantial expenses; (3) require significant time and attention from the Company’s management; (4) subject the Company to sanctions including possible exclusions from the Medicare and Medicaid programs; and (5) cause the Company to close or sell one or more facilities or otherwise modify the way the Company conducts business. The ultimate resolution of these matters, whether as a result of litigation or settlement, could have a material adverse effect on the Company’s business, financial position, results of operations and liquidity.

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

Medicare and Medicaid payment reviews, audits and investigations—as a result of the Company’s participation in the Medicare and Medicaid programs, the Company faces and is currently subject to various governmental and internal reviews, audits and investigations to verify the Company’s compliance with these programs and applicable laws and regulations. The Company is routinely subject to audits under various government programs, such as the CMS Recovery Audit Contractor program, in which third party firms engaged by CMS conduct extensive reviews of claims data and medical and other records to identify potential improper payments to healthcare providers under the Medicare program. In addition, the Company, like other hospitals, nursing center operators and rehabilitation therapy service contractors, is subject to ongoing investigations by the U.S. Department of Health and Human Services Office of Inspector General into the billing of rehabilitation services provided to Medicare patients and general compliance with conditions of participation in the Medicare and Medicaid programs. Private pay sources such as third party insurance and managed care entities also often reserve the right to conduct audits. The Company’s costs to respond to and defend any such reviews, audits and investigations can be significant and are likely to increase in the current enforcement environment. These audits and investigations may require the Company to refund or retroactively adjust amounts that have been paid under the relevant government program or by other payors. Further, an adverse review, audit or investigation also could result in other adverse consequences, particularly if the underlying conduct is found to be pervasive or systemic. These consequences include (1) state or federal agencies imposing fines, penalties and other sanctions on the Company; (2) loss of the Company’s right to participate in the Medicare or Medicaid programs or one or more third party payor networks; and/or (3) damage to the Company’s reputation in various markets, which could adversely affect the Company’s ability to attract patients, residents and employees.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 12 – LEGAL AND REGULATORY PROCEEDINGS (Continued)

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

Employment-related lawsuits—the Company’s operations are subject to a variety of federal and state employment-related laws and regulations, including but not limited to the U.S. Fair Labor Standards Act, regulations of the Equal Employment Opportunity Commission, the Office of Civil Rights and state attorneys general, federal and state wage and hour laws and a variety of laws enacted by the federal and state governments that govern these and other employment-related matters. Accordingly, the Company is currently subject to employee-related claims, class action and other lawsuits and proceedings in connection with the Company’s operations, including but not limited to those related to alleged wrongful discharge, illegal discrimination and violations of equal employment and federal and state wage and hour laws. Because labor represents such a large portion of the Company’s operating costs, non-compliance with these evolving federal and state laws and regulations could subject the Company to significant back pay awards, fines and additional lawsuits and proceedings. These claims, lawsuits and proceedings are in various stages of adjudication or investigation and involve a wide variety of claims and potential outcomes. Based upon available information, the Company recorded a $5 million loss provision in the second quarter of 2012 related to these claims, lawsuits and proceedings, but the actual losses may be more than the provision for loss.

Minimum staffing lawsuits—various states in which the Company operates hospitals and nursing centers have established minimum staffing requirements or may establish minimum staffing requirements in the future. While the Company seeks to comply with all applicable staffing requirements, the regulations in this area are complex and the Company may experience compliance issues from time to time. Failure to comply with such minimum staffing requirements may result in one or more facilities failing to meet the conditions of participation under relevant federal and state healthcare programs and the imposition of significant fines, damages or other sanctions. Private litigation involving these matters also has become more common, and certain of the Company’s facilities are the subject of a class action lawsuit involving claims that these facilities did not meet relevant staffing requirements from time to time since 2006.

Ordinary course matters—in addition to the matters described above, the Company is subject to investigations, claims and lawsuits in the ordinary course of business, including professional liability claims, particularly in the Company’s hospital and nursing center operations. In many of these claims, plaintiffs’ attorneys are seeking significant fines and compensatory and punitive damages, along with attorneys’ fees. The Company maintains professional and general liability insurance in amounts and coverage that management believes are sufficient for the Company’s operations. However, the Company’s insurance may not cover all claims against the Company or the full extent of the Company’s liability.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 13 – SUBSEQUENT EVENT

On April 25, 2013, the Company announced that it signed a definitive agreement to sell 17 non-strategic facilities (the “Facilities”) for $187 million to an affiliate of Vibra Healthcare, LLC (“Vibra”).

The Facilities consist of 15 TC hospitals containing 1,052 licensed beds, one IRF containing 44 licensed beds and one nursing center containing 135 licensed beds. Six of the TC hospitals and the one nursing center are owned facilities. The remaining Facilities are leased. The Facilities generated revenues of approximately $289 million and segment operating income of approximately $43 million (excluding the allocation of approximately $9 million of overhead costs) for the year ended December 31, 2012. The Facilities had aggregate rent expense of approximately $14 million for the year ended December 31, 2012.

The transaction is subject to Vibra finalizing its financing for the transaction and to regulatory approvals and other conditions to closing, including but not limited to the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvement Act of 1976, as amended. The Company expects to complete the transaction through multiple closings occurring during the third and fourth quarters of 2013 as these conditions are satisfied.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Cautionary Statement

This Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements regarding the Company’s expected future financial position, results of operations, cash flows, financing plans, business strategy, budgets, capital expenditures, competitive positions, growth opportunities, plans and objectives of management and statements containing the words such as “anticipate,” “approximate,” “believe,” “plan,” “estimate,” “expect,” “project,” “could,” “should,” “will,” “intend,” “may” and other similar expressions, are forward-looking statements. Statements in the Form 10-Q concerning the Company’s business outlook or future economic performance, anticipated profitability, revenues, expenses or other financial items, and product or services line growth, together with other statements that are not historical facts, are forward-looking statements that are estimates reflecting the best judgment of the Company based upon currently available information.

Such forward-looking statements are inherently uncertain, and stockholders and other potential investors must recognize that actual results may differ materially from the Company’s expectations as a result of variety of factors, including, without limitation, those discussed below. Such forward-looking statements are based upon management’s current expectations and include known and unknown risks, uncertainties and other factors, many of which the Company is unable to predict or control, that may cause the Company’s actual results or performance to differ materially from any future results or performance expressed or implied by such forward-looking statements. These statements involve risks, uncertainties and other factors discussed below and detailed from time to time in the Company’s filings with the SEC. Factors that may affect the Company’s plans, results or stock price include, without limitation:

•

the impact of healthcare reform, which will initiate significant changes to the United States healthcare system, including potential material changes to the delivery of healthcare services and the reimbursement paid for such services by the government or other third party payors, including reforms resulting from the Patient Protection and Affordable Care Act and the Healthcare Education and Reconciliation Act (collectively, the “ACA”) or future deficit reduction measures adopted at the federal or state level. Healthcare reform is affecting each of the Company’s businesses in some manner. Potential future efforts in the U.S. Congress to repeal, amend, modify or retract funding for various aspects of the ACA create additional uncertainty about the ultimate impact of the ACA on the Company and the healthcare industry. Due to the substantial regulatory changes that will need to be implemented by CMS and others, and the numerous processes required to implement these reforms, the Company cannot predict which healthcare initiatives will be implemented at the federal or state level, the timing of any such reforms, or the effect such reforms or any other future legislation or regulation will have on the Company’s business, financial position, results of operations and liquidity,

•

the impact of final rules issued by CMS on August 1, 2012 (the “2012 CMS Rule”) which, among other things, will reduce Medicare reimbursement to the Company’s TC hospitals in 2013 and beyond by imposing a budget neutrality adjustment and modifying the short-stay outlier rules,

•

the impact of the 2011 CMS Rules which significantly reduced Medicare reimbursement to the Company’s nursing centers and changed payments for the provision of group therapy services effective October 1, 2011,

•

the impact of the Budget Control Act of 2011 (as amended by the American Taxpayer Relief Act of 2012 (the “Taxpayer Relief Act”)) which will automatically reduce federal spending by approximately $1.2 trillion split evenly between domestic and defense spending. An automatic 2% reduction on each claim submitted to Medicare began on April 1, 2013,

•

the impact of the Taxpayer Relief Act which, among other things, reduces Medicare payments by 50% for subsequent procedures when multiple therapy services are provided on the same day. At this time, the Company believes that the new rules related to multiple therapy services will reduce its Medicare revenues by $25 million to $30 million on an annual basis,

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Cautionary Statement (Continued)

•

changes in the reimbursement rates or the methods or timing of payment from third party payors, including commercial payors and the Medicare and Medicaid programs, changes arising from and related to the Medicare prospective payment system for LTAC hospitals, including potential changes in the Medicare payment rules, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, and changes in Medicare and Medicaid reimbursement for the Company’s TC hospitals, nursing centers, IRFs and home health and hospice operations, and the expiration of the Medicare Part B therapy cap exception process,

•	the effects of additional legislative changes and government regulations, interpretation of regulations and changes in the nature and enforcement of regulations governing the healthcare industry,

•	the ability of the Company’s hospitals to adjust to potential LTAC certification and medical necessity reviews,

•

the impact of the Company’s significantly increased levels of indebtedness as a result of the acquisition of RehabCare Group, Inc. (“RehabCare”) (the “RehabCare Merger”) on its funding costs, operating flexibility and ability to fund ongoing operations, development capital expenditures or other strategic acquisitions with additional borrowings,

•

the Company’s ability to successfully pursue its development activities, including through acquisitions, and successfully integrate new operations, including the realization of anticipated revenues, economies of scale, cost savings and productivity gains associated with such operations, as and when planned, including the potential impact of unanticipated issues, expenses and liabilities associated with those activities,

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

•

events or circumstances which could result in the impairment of an asset or other charges, such as the impact of the Medicare reimbursement regulations that resulted in the Company recording significant impairment charges in 2012 and 2011,

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

The Company is a healthcare services company that through its subsidiaries operates TC hospitals, IRFs, nursing centers, assisted living facilities, a contract rehabilitation services business and a home health and hospice business across the United States. At March 31, 2013, the Company’s hospital division operated 116 TC hospitals (8,382 licensed beds) and six IRFs (259 licensed beds) in 26 states. The Company’s nursing center division operated 204 nursing centers (24,910 licensed beds) and six assisted living facilities (341 licensed beds) in 26 states. The Company’s rehabilitation division provided rehabilitation services primarily in hospitals and long-term care settings. The Company’s home health and hospice division provided home health, hospice and private duty services from 101 locations in ten states.

RehabCare Merger

On June 1, 2011, the Company completed the RehabCare Merger. Upon consummation of the RehabCare Merger, each issued and outstanding share of RehabCare common stock was converted into the right to receive 0.471 of a share of the Company’s common stock and $26 per share in cash, without interest (the “Merger Consideration”). Kindred issued approximately 12 million shares of its common stock in connection with the RehabCare Merger. The purchase price totaled $963 million and was comprised of $662 million in cash and $301 million of Kindred common stock at fair value. The Company also assumed $356 million of long-term debt in the RehabCare Merger, of which $345 million was refinanced on June 1, 2011. The operating results of RehabCare have been included in the accompanying unaudited condensed consolidated financial statements of the Company since June 1, 2011.

Discontinued operations

In recent years, the Company has completed several strategic divestitures to improve its future operating results. For accounting purposes, the operating results of these businesses and the losses associated with these transactions have been classified as discontinued operations in the accompanying unaudited condensed consolidated statement of operations for all periods presented. Assets held for sale at March 31, 2013 have been measured at the lower of carrying value or estimated fair value less costs of disposal and have been classified as held for sale in the accompanying unaudited condensed consolidated balance sheet.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

General (Continued)

Discontinued operations (Continued)

On April 27, 2012, the Company announced that it would not renew the Expiring Facilities under operating leases with Ventas that expire on April 30, 2013. The Expiring Facilities contain 6,140 licensed nursing center beds and generated revenues of approximately $475 million for the year ended December 31, 2012. The current annual rent for these facilities approximates $57 million. The Company has also entered into an agreement with Ventas to provide Ventas with more flexibility to accelerate the transfer of the Expiring Facilities, as well as to extend the term of the leases as necessary to facilitate these transfers. The Company may be required to pay for additional capital obligations for the Expiring Facilities under the master lease agreements with Ventas. The Company transferred the operations of 19 of the 54 nursing centers to new operators during the three months ended March 31, 2013. The Company reclassified the results of operations and losses associated with the 19 divestitures to discontinued operations, net of income taxes, for all periods presented. The Company will continue to operate the remaining 35 Expiring Facilities and include the Expiring Facilities in its results from continuing operations through the expiration of the lease term, and for such additional time period as required to transfer operations to new operators. When the Company terminates its operations of the remaining Expiring Facilities, these facilities will be reclassified to discontinued operations.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Critical Accounting Policies (Continued)

Collectibility of accounts receivable (Continued)

The provision for doubtful accounts totaled $11 million and $7 million for the first quarter of 2013 and 2012, respectively.

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

Provisions for loss for professional liability risks retained by the Company’s limited purpose insurance subsidiary have been discounted based upon actuarial estimates of claim payment patterns using a discount rate of 1% to 5% depending upon the policy year. The discount rate was 1% for the 2013 and 2012 policy years. The discount rates are based upon the risk free interest rate for the respective year. Amounts equal to the discounted loss provision are funded annually. The Company does not fund the portion of professional liability risks related to estimated claims that have been incurred but not reported. Accordingly, these liabilities are not discounted. The allowance for professional liability risks aggregated $308 million at March 31, 2013 and $291 million at December 31, 2012. If the Company did not discount any of the allowances for professional liability risks, these balances would have approximated $311 million at March 31, 2013 and $293 million at December 31, 2012.

As a result of deterioration in professional liability and workers compensation underwriting results of the Company’s limited purpose insurance subsidiary in 2012 and 2011, the Company made capital contributions of $14 million and $9 million during the three months ended March 31, 2013 and 2012, respectively, to its limited purpose insurance subsidiary. These transactions were completed in accordance with applicable regulations. Neither capital contribution had any impact on earnings.

Changes in the number of professional liability claims and the cost to settle these claims significantly impact the allowance for professional liability risks. A relatively small variance between the Company’s estimated and actual number of claims or average cost per claim could have a material impact, either favorable or unfavorable, on the adequacy of the allowance for professional liability risks. For example, a 1% variance in the allowance for professional liability risks at March 31, 2013 would impact the Company’s operating income by approximately $3 million.

The provision for professional liability risks (continuing operations), including the cost of coverage maintained with unaffiliated commercial insurance carriers, aggregated $22 million and $18 million for the first quarter of 2013 and 2012, respectively.

Provisions for loss for workers compensation risks retained by the Company’s limited purpose insurance subsidiary are not discounted and amounts equal to the loss provision are funded annually. The allowance for workers compensation risks aggregated $195 million at March 31, 2013 and $193 million at December 31, 2012. The provision for workers compensation risks (continuing operations), including the cost of coverage maintained with unaffiliated commercial insurance carriers, aggregated $15 million and $14 million for the first quarter of 2013 and 2012, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Critical Accounting Policies (Continued)

Accounting for income taxes

The provision for income taxes is based upon the Company’s estimate of annual taxable income or loss for each respective accounting period. The Company recognizes an asset or liability for the deferred tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. These temporary differences will result in taxable or deductible amounts in future years when the reported amounts of the assets are recovered or liabilities are settled. The Company also recognizes as deferred tax assets the future tax benefits from net operating losses and capital loss carryforwards. A valuation allowance is provided for these deferred tax assets if it is more likely than not that some portion or all of the net deferred tax assets will not be realized.

The Company’s effective income tax rate was 37.2% and 40.6% for the first quarter of 2013 and 2012, respectively. The decrease in the effective tax rate for the first quarter of 2013 was primarily related to favorable jobs tax credit legislation approved by Congress in the first quarter of 2013 that was retroactive to 2012. The full impact of the retroactive legislation reduced the provision for incomes taxes by approximately $1 million in the first quarter of 2013.

There are significant uncertainties with respect to capital loss carryforwards that could affect materially the realization of certain deferred tax assets. Accordingly, the Company has recognized deferred tax assets to the extent it is more likely than not they will be realized and a valuation allowance is provided for deferred tax assets to the extent that it is uncertain that the deferred tax asset will be realized. The Company recognized net deferred tax assets totaling $1 million and $3 million at March 31, 2013 and December 31, 2012, respectively.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Critical Accounting Policies (Continued)

Valuation of long-lived assets, goodwill and intangible assets (Continued)

In connection with the 2011 CMS Rules, the Company determined that the impact of the 2011 CMS Rules was a triggering event in the third quarter of 2011 and accordingly tested the recoverability of its nursing centers reporting unit goodwill, intangible assets and property and equipment asset groups impacted by the reduced Medicare payments. The Company recorded pretax impairment charges aggregating $0.4 million ($0.3 million net of income taxes) in the first quarter of 2013 and $0.8 million ($0.5 million net of income taxes) in the first quarter of 2012 for property and equipment expenditures in the nursing center asset groups that were determined to be impaired by the 2011 CMS Rules. These charges reflected the amount by which the carrying value of certain assets exceeded their estimated fair value. The impairment charges did not impact the Company’s cash flows or liquidity.

In accordance with the authoritative guidance for goodwill and other intangible assets, the Company is required to perform an impairment test for goodwill and indefinite-lived intangible assets at least annually or more frequently if adverse events or changes in circumstances indicate that the asset may be impaired. The Company performs its annual goodwill impairment test at the end of each fiscal year for each of its reporting units. A reporting unit is either an operating segment or one level below the operating segment, referred to as a component. When the components within the Company’s operating segments have similar economic characteristics, the Company aggregates the components of its operating segments into one reporting unit. Accordingly, the Company has determined that its reporting units are hospitals, nursing centers, skilled nursing rehabilitation services, hospital rehabilitation services, home health and hospice. The carrying value of goodwill for each of the Company’s reporting units at March 31, 2013 and December 31, 2012 follows (in thousands):

	March 31, 2013	December 31, 2012
Hospitals	$747,065	$747,065
Nursing centers	—	—
Rehabilitation division:
Skilled nursing rehabilitation services	—	—
Hospital rehabilitation services	168,019	168,019

	168,019	168,019
Home health and hospice division:
Home health	99,317	99,317
Hospice	26,865	26,865

	126,182	126,182

	$1,041,266	$1,041,266

The goodwill impairment test involves a two-step process. The first step is a comparison of each reporting unit’s fair value to its carrying value. If the carrying value of the reporting unit is greater than its fair value, there is an indication that impairment may exist and the second step must be performed to measure the amount of impairment loss, if any. Based upon the results of the step one impairment test for goodwill for hospitals, hospital rehabilitation services, home health and hospice reporting units for the year ended December 31, 2012, no goodwill impairment charges were recorded in connection with the Company’s annual impairment test.

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

The Company has determined that during the first quarter ended March 31, 2013 there were no events or changes in circumstances since December 31, 2012 requiring an interim impairment test. Although the Company has determined that there was no other goodwill or other indefinite-lived intangible asset impairments as of March 31, 2013, adverse changes in the operating environment and related key assumptions used to determine the fair value of the Company’s reporting units and indefinite-lived intangible assets or declines in the value of the Company’s common stock may result in future impairment charges for a portion or all of these assets. Specifically, if the rate of growth of government and commercial revenues earned by the Company’s reporting units were to be less than projected or if healthcare reforms were to negatively impact the Company’s business, an impairment charge of a portion or all of these assets may be required. An impairment charge could have a material adverse effect on the Company’s business, financial position and results of operations, but would not be expected to have an impact on the Company’s cash flows or liquidity.

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

Recently Issued Accounting Requirements

In February 2013, the FASB amended its authoritative guidance issued in December 2011 related to the deferral of the requirement to present reclassification adjustments out of accumulated other comprehensive income in both the statement in which net income is presented and the statement in which other comprehensive income is presented. The amended provisions require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under United States generally accepted accounting principles to be reclassified to net income in its entirety in the same reporting period. For all other amounts, an entity is required to cross-reference to other disclosures that provide additional details about these amounts. All other requirements of the original June 2011 update were not impacted by the amendment which became effective for all interim and annual reporting periods beginning after December 15, 2012. The adoption of the guidance did not have a material impact on the Company’s business, financial position, results of operations or liquidity.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Results of Operations – Continuing Operations

Hospital division

Revenues were flat at $748 million in the first quarter of 2013 compared to the first quarter of 2012. Aggregate same-facility admissions declined 4% in the first quarter of 2013 compared to the first quarter of 2012. The decline in admissions was partially attributable to the extra leap year day in 2012. Same-facility average daily census was flat in the first quarter of 2013 compared to the first quarter of 2012.

Operating income in the first quarter of 2013 included $9 million related to one-time bonus costs. Operating income in the first quarter of 2012 included $2 million related to severance and other costs incurred in connection with the closing of a regional office. Excluding these charges, hospital operating margins increased in the first quarter of 2013 compared to the first quarter of 2012, primarily as a result of higher reimbursement rates and cost efficiencies.

Average hourly wage rates were relatively unchanged in the first quarter of 2013 compared to the first quarter of 2012. Employee benefit costs decreased 4% in the first quarter of 2013 compared to the first quarter of 2012, primarily as a result of a reduction in retirement plan expense.

Professional liability costs were $9 million and $10 million in the first quarter of 2013 and 2012, respectively.

Nursing center division

Revenues declined 2% to $503 million in the first quarter of 2013 compared to $512 million in the first quarter of 2012, primarily as a result of a decline in volumes. Same-facility admissions were relatively unchanged in the first quarter of 2013 compared to the first quarter of 2012. Same-facility average daily census declined 2% in the first quarter of 2013 compared to the first quarter of 2012, primarily as a result of the decline in Medicare average length of stay.

Operating income in the first quarter of 2013 included $10 million related to one-time bonus costs. Excluding these charges, nursing center operating margins declined in the first quarter of 2013 compared to the first quarter of 2012, primarily as a result a decline in volumes and related cost inefficiencies.

Average hourly wage rates were relatively unchanged in the first quarter of 2013 compared to the first quarter of 2012. Employee benefit costs decreased 3% in the first quarter of 2013 compared to the first quarter of 2012, primarily as a result of a reduction in compensated absences and retirement plan expenses.

Professional liability costs were $12 million and $7 million in the first quarter of 2013 and 2012, respectively. The increase in professional liability costs was attributable to continued deterioration in the frequency and severity of claims.

Rehabilitation division

Skilled nursing rehabilitation services

Revenues increased 1% to $261 million in the first quarter of 2013 compared to $257 million in the first quarter of 2012, primarily attributable to growth in the volume of services provided to existing customers. Revenues derived from non-affiliated customers aggregated $208 million and $203 million in the first quarter of 2013 and 2012, respectively.

Operating margins increased in the first quarter of 2013 compared to the first quarter of 2012, primarily as a result of increased operating efficiencies and lower employee turnover. Operating income in the first quarter of 2013 included $5 million related to one-time bonus costs.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Results of Operations – Continuing Operations (Continued)

Rehabilitation division (Continued)

Hospital rehabilitation services

Revenues were relatively unchanged at $74 million in the first quarter of 2013 compared to the first quarter of 2012. Revenues derived from non-affiliated customers aggregated $46 million in the first quarter of both 2013 and 2012.

Operating margins increased in the first quarter of 2013 compared to the first quarter of 2012, primarily as a result of increased operating efficiencies and lower employee turnover. Operating income in the first quarter of 2013 included $1 million related to one-time bonus costs.

Home health and hospice division

Revenues increased to $52 million in the first quarter of 2013 compared to $28 million in the first quarter of 2012, primarily attributable to acquisitions completed during 2012.

Operating margins declined in the first quarter of 2013 compared to the first quarter of 2012, primarily due to start-up costs in connection with the development of this business segment. Operating income in the first quarter of 2013 included $1 million related to one-time bonus costs.

Corporate overhead

Operating income for the Company’s operating divisions excludes allocations of corporate overhead. These costs aggregated $46 million and $43 million in the first quarter of 2013 and 2012, respectively. As a percentage of consolidated revenues, corporate overhead totaled 2.9% and 2.8% in the first quarter of 2013 and 2012, respectively.

Transaction costs

Operating results included transaction costs totaling $2 million and $0.5 million in the first quarter of 2013 and 2012, respectively. Transaction costs in both periods were included in other operating expenses.

Capital costs

Rent expense increased 2% to $106 million in the first quarter of 2013 compared to $104 million in the first quarter of 2012. The increase in the first quarter of 2013 resulted primarily from contractual inflation and contingent rent increases.

Depreciation and amortization expense increased 9% to $51 million in the first quarter of 2013 compared to $47 million in the first quarter of 2012. The increase in the first quarter of 2013 resulted from the Company’s ongoing capital expenditure program and hospital development projects.

Interest expense increased to $28 million in the first quarter of 2013 from $26 million in the first quarter of 2012. The increase in the first quarter of 2013 was primarily attributable to increased borrowings under the Term Loan Facility.

Consolidated results

Income from continuing operations before income taxes aggregated $15 million in the first quarter of 2013 compared to $36 million in the first quarter of 2012. Income from continuing operations aggregated $9 million in the first quarter of 2013 compared to $21 million in the first quarter of 2012. One-time bonus costs, employee retention costs and transaction costs negatively impacted the consolidated pretax operating results by $29 million ($17 million

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Results of Operations – Continuing Operations (Continued)

Consolidated results (Continued)

net of income taxes) in the first quarter of 2013. Severance and other costs incurred in connection with the closing of a regional office and transaction costs negatively impacted the consolidated pretax operating results by $3 million ($2 million net of income taxes) in the first quarter of 2012.

Results of Operations – Discontinued Operations

Loss from discontinued operations aggregated $5 million in the first quarter of 2013 compared to $2 million in the first quarter of 2012. The Company recorded a net loss of $1 million in the first quarter of both 2013 and 2012 related to the divestiture of discontinued operations.

On April 27, 2012, the Company announced that it would not renew the Expiring Facilities under operating leases with Ventas that expire on April 30, 2013. The Expiring Facilities contain 6,140 licensed nursing center beds and generated revenues of approximately $475 million for the year ended December 31, 2012. The current annual rent for these facilities approximates $57 million. The Company has also entered into an agreement with Ventas to provide Ventas with more flexibility to accelerate the transfer of the Expiring Facilities, as well as to extend the term of the leases as necessary to facilitate these transfers. The Company may be required to pay for additional capital obligations for the Expiring Facilities under the master lease agreements with Ventas. The Company transferred the operations of 19 of the 54 nursing centers to new operators during the three months ended March 31, 2013. The Company reclassified the results of operations and losses associated with the 19 divestitures to discontinued operations, net of income taxes, for all periods presented. The Company will continue to operate the remaining 35 Expiring Facilities and include the Expiring Facilities in its results from continuing operations through the expiration of the lease term, and for such additional time period as required to transfer operations to new operators. When the Company terminates its operations of the remaining Expiring Facilities, these facilities will be reclassified to discontinued operations.

Liquidity

Operating cash flows

Cash flows provided by operations (including discontinued operations) aggregated $25 million in the first quarter of 2013 compared to cash flows used in operations of $3 million in the first quarter of 2012. Operating cash flows were favorably impacted by federal income tax refunds of $10 million and $15 million in the first quarter of 2013 and 2012, respectively.

The Company utilizes its $750 million senior secured asset-based revolving credit facility (the “ABL Facility”) to meet working capital needs and finance its acquisition and development activities. As a result, the Company typically carries minimal amounts of cash on its consolidated balance sheet. Based upon the Company’s expected operating cash flows and the availability of borrowings under the Company’s ABL Facility ($396 million at March 31, 2013), management believes that the Company has the necessary financial resources to satisfy its expected short-term and long-term liquidity needs.

Credit facilities and notes

In connection with the RehabCare Merger, the Company entered into the ABL Facility and the Term Loan Facility (collectively, the “Credit Facilities”). The Company also completed a private placement of the Notes. In 2011, the Company used proceeds from the Credit Facilities and the Notes to pay the Merger Consideration, repay all amounts outstanding under the Company’s and RehabCare’s previous credit facilities and to pay transaction costs. The amounts outstanding under the Company’s and RehabCare’s former credit facilities that were repaid at the RehabCare Merger closing were $390 million and $345 million, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Liquidity (Continued)

Credit facilities and notes (Continued)

The Credit Facilities had an incremental facility capacity in an aggregate amount between the two facilities of $200 million. In October 2012, the Company executed the incremental capacity by completing modifications to increase by $100 million its Term Loan Facility and expand by $100 million the borrowing capacity under its ABL Facility. The additional Term Loan Facility borrowings were issued at 97.5% and the net proceeds were used to pay down a portion of the outstanding balance under the ABL Facility. The aggregate amount outstanding under the Term Loan Facility at March 31, 2013 approximated $788 million. In connection with the $100 million expansion of the borrowing capacity under its ABL Facility, the Company also modified the accounts receivable borrowing base which will allow the Company to more easily access the full amount of the available credit. The other terms of the Term Loan Facility and the ABL Facility were unchanged.

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

The agreements governing the Credit Facilities and the indenture governing the Notes include a number of restrictive covenants that, among other things and subject to certain exceptions and baskets, impose operating and financial restrictions on the Company and certain of its subsidiaries. The Company’s ability to pay dividends is limited to certain restricted payment baskets, which may expand based upon accumulated earnings. In addition, the Company is required to comply with a minimum fixed charge coverage ratio and a maximum total leverage ratio under the Credit Facilities. These financing agreements governing the Credit Facilities and the indenture governing the Notes also contain customary affirmative covenants and events of default. The Company was in compliance with the terms of the Credit Facilities and the indenture governing the Notes at March 31, 2013.

Other financing activities

As a result of deterioration in professional liability and workers compensation underwriting results of the Company’s limited purpose insurance subsidiary in 2012 and 2011, the Company made capital contributions of $14 million and $9 million during the three months ended March 31, 2013 and 2012, respectively, to its limited purpose insurance subsidiary. These transactions were completed in accordance with applicable regulations. Neither capital contribution had any impact on earnings.

Divestiture of the Facilities

On April 25, 2013, the Company announced that it signed a definitive agreement to sell the Facilities for $187 million to Vibra.

The Company expects that the after-tax net proceeds from the transaction, including transaction costs, will approximate $180 million. In the near term, the Company intends to use the net proceeds to pay down the outstanding balance under its ABL Facility. Over time, the Company expects that these proceeds will be reinvested in the Company’s integrated care markets and used to finance home health and hospice acquisitions.

The Facilities consist of 15 TC hospitals containing 1,052 licensed beds, one IRF containing 44 licensed beds and one nursing center containing 135 licensed beds. Six of the TC hospitals and the one nursing center are owned facilities. The remaining Facilities are leased. The Facilities generated revenues of approximately $289 million and segment operating income of approximately $43 million (excluding the allocation of approximately $9 million of overhead costs) for the year ended December 31, 2012. The Facilities had aggregate rent expense of approximately $14 million for the year ended December 31, 2012.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Liquidity (Continued)

Divestiture of the Facilities (Continued)

The transaction is subject to Vibra finalizing its financing for the transaction and to regulatory approvals and other conditions to closing, including but not limited to the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvement Act of 1976, as amended. The Company expects to complete the transaction through multiple closings occurring during the third and fourth quarters of 2013 as these conditions are satisfied. In connection with the transaction, the Company expects to record a pretax loss that could approximate $100 million, including a significant write-off of both goodwill and other intangible assets allocable to the disposed operations.

Capital Resources

Capital expenditures and acquisitions

Excluding acquisitions, routine capital expenditures (expenditures necessary to maintain existing facilities that generally do not increase capacity or add services) totaled $22 million in the first quarter of both 2013 and 2012. Hospital development capital expenditures (primarily replacement facility construction) totaled $3 million in the first quarter of 2013 compared to $10 million in the first quarter of 2012. Nursing center development capital expenditures (primarily the addition of transitional care services for higher acuity patients) were immaterial in the first quarter of 2013 and totaled $1 million in the first quarter of 2012. Excluding acquisitions, the Company anticipates that routine capital spending for 2013 should approximate $120 million to $130 million and development capital spending should approximate $20 million to $30 million. Management expects that substantially all of these expenditures will be financed through internal sources. Management believes that its capital expenditure program is adequate to improve and equip existing facilities. At March 31, 2013, the estimated cost to complete and equip construction in progress approximated $17 million.

Acquisition expenditures totaled $50 million in the first quarter of 2012 and a deposit for the purchase of a leased hospital totaled $17 million in the first quarter of 2012. The Company financed these acquisitions with its operating cash flows and its ABL Facility.

Other Information

Effects of inflation and changing prices

The Company derives a substantial portion of its revenues from the Medicare and Medicaid programs. Congress and certain state legislatures have enacted or may enact additional significant cost containment measures limiting the Company’s ability to recover its cost increases through increased pricing of its healthcare services. Medicare revenues in TC hospitals and nursing centers are subject to fixed payments under the Medicare prospective payment systems.

Medicaid reimbursement rates in many states in which the Company operates nursing centers also are based upon fixed payment systems. Generally, these rates are adjusted annually for inflation. However, these adjustments may not reflect the actual increase in the costs of providing healthcare services.

Various healthcare reform provisions became law upon the enactment of the ACA. The reforms contained in the ACA have affected each of the Company’s businesses in some manner and are directed in large part at increased quality and cost reductions. Several of the reforms are very significant and could ultimately change the nature of the Company’s services, the methods of payment for the Company’s services and the underlying regulatory environment. These reforms include possible modifications to the conditions of qualification for payment, bundling of payments to cover both acute and post-acute care and the imposition of enrollment limitations on new providers.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Other Information (Continued)

Effects of inflation and changing prices (Continued)

The ACA also provides for: (1) reductions to the annual market basket payment updates for LTAC hospitals, IRFs, home health agencies and hospice providers which could result in lower reimbursement than in the preceding year; (2) additional annual “productivity adjustment” reductions to the annual market basket payment update as determined by CMS for LTAC hospitals, IRFs, and nursing centers (beginning in federal fiscal year 2012), home health agencies (beginning in federal fiscal year 2015) and hospice providers (beginning in federal fiscal year 2013); (3) new transparency, reporting and certification requirements for skilled nursing facilities, including disclosures regarding organizational structure, officers, directors, trustees, managing employees and financial, clinical and other related data; (4) a quality reporting system for hospitals (including LTAC hospitals and IRFs) beginning in federal fiscal year 2014; and (5) reductions in Medicare payments to hospitals (including LTAC hospitals and IRFs) beginning in federal fiscal year 2014 for failure to meet certain quality reporting standards or to comply with standards in new value based purchasing demonstration project programs.

The healthcare reforms and changes resulting from the ACA, as well as other similar healthcare reforms, could have a material adverse effect on the Company’s business, financial position, results of operations and liquidity.

Under the Budget Control Act of 2011, $1.2 trillion in domestic and defense spending reductions automatically began February 1, 2013, split evenly between domestic and defense spending. Payments to Medicare providers are subject to these automatic spending reductions, subject to a 2% cap. As discussed below, the Taxpayer Relief Act subsequently delayed by two months the automatic budget sequestration cuts established by the Budget Control Act of 2011. The automatic 2% reduction on each claim submitted to Medicare began on April 1, 2013. Reductions to Medicare and Medicaid reimbursement resulting from the Budget Control Act of 2011 could have a material adverse effect on the Company’s business, financial position, results of operations and liquidity.

The Taxpayer Relief Act was enacted on January 2, 2013. As noted above, this Act delayed by two months the automatic budget sequestration cuts established by the Budget Control Act of 2011. The Taxpayer Relief Act also: (1) reduces Medicare payments by 50% for subsequent procedures when multiple therapy services are provided on the same day; (2) extends the Medicare Part B outpatient therapy cap exception process to December 31, 2013; (3) suspends until December 31, 2013 the sustainable growth rate adjustment (“SGR”) reduction applicable to the Medicare Physician Fee Schedule (“MPFS”) for certain services provided under Medicare Part B; (4) increases the statute of limitations to recover Medicare overpayments from three years to five years; and (5) creates a new federal Commission on Long-Term Care that has six months in which to provide recommendations on the establishment, implementation and financing of a comprehensive, coordinated and high-quality system that ensures the availability of long-term care services. The Company believes that the new rules related to multiple therapy services will reduce its Medicare revenues by $25 million to $30 million on an annual basis.

The Company believes that its operating margins will continue to be under pressure as the growth in operating expenses, particularly professional liability, labor and employee benefits costs, exceeds payment increases from Medicare, Medicaid and third party payors. In addition, as a result of competitive pressures, the Company’s ability to maintain operating margins through price increases to private patients is limited.

For additional information regarding Medicare and Medicaid reimbursement and other government regulations impacting the Company, see the Company’s Annual Report on Form 10-K for 2012 as filed with the SEC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Other Information (Continued)

Effects of inflation and changing prices (Continued)

Hospital division

The Long-Term Acute Care Prospective Payment System (“LTAC PPS”) maintains LTAC hospitals as a distinct provider type, separate from short-term acute care hospitals. Only providers certified as LTAC hospitals may be paid under this system. All of the Company’s TC hospitals are certified as LTAC hospitals. To maintain certification under LTAC PPS, the average length of stay of fee-for-service Medicare patients must be greater than 25 days. Medicare Advantage patients are included with Medicare fee-for-service patients in order to determine compliance with the 25 day average length of stay requirement.

CMS has, for a number of years, considered the development of facility and patient certification criteria for LTAC hospitals, potentially as an alternative to the current 25 day length of stay certification system. In 2004, the Medicare Payment Advisory Commission, a commission chartered by Congress to advise it on Medicare payment issues (“MedPAC”) recommended the adoption by CMS of new facility staffing and services criteria and patient clinical characteristics and treatment requirements for LTAC hospitals in order to ensure that only appropriate patients are admitted to these facilities. Since the MedPAC recommendation, CMS has initiated studies to examine such recommendations and those studies are ongoing. Implementation of additional criteria that may limit the population of patients eligible for the Company’s hospital services or change the basis on which the Company is paid could have a material adverse effect on the Company’s business, financial position, results of operations and liquidity.

On April 26, 2013, CMS issued proposed regulations regarding Medicare reimbursement for LTAC hospitals for the federal fiscal year beginning October 1, 2013. Included in the proposed regulations is: (1) a market basket increase to the standard federal payment rate of 2.5%; (2) offsets to the standard federal payment rate mandated by the ACA of: (a) 0.4% to account for the effect of a productivity adjustment, and (b) 0.3% as required by statute; (3) a wage level budget neutrality factor of 1.000433 applied to the adjusted standard federal payment rate; (4) adjustments to area wage indexes; and (5) a decrease in the high cost outlier threshold per discharge to $14,139. In addition, the proposed regulations also would implement the second year of a three-year phase-in of a 3.75% budget neutrality adjustment which would reduce LTAC hospital rates by 1.3% in 2014. CMS has projected the impact of these changes will result in a 1.1% increase to average Medicare payments to LTAC hospitals. These proposed regulations also allow for the expiration of the existing moratorium on the “25 Percent Rule,” which dictates that LTAC hospitals are to be paid under LTAC PPS for admissions from a single referral source up to 25% of aggregate Medicare admissions. Admissions beyond the 25% threshold are to be paid at a lower amount based upon the Medicare prospective payment system applicable to general short-term acute care hospitals (“IPPS”). CMS has indicated that the impact of the expiration of the “25 Percent Rule” will result in approximately a 3.4% reduction in payments to LTAC hospitals. In addition, CMS published preliminary findings regarding patient and facility-level criteria for LTAC hospitals, with proposed specific recommendations expected in the spring of 2014 which could potentially be implemented in the federal fiscal year beginning October 1, 2014. CMS is considering payment options that would limit the full payment under LTAC PPS to patients that are defined as chronically critically ill (“CCI”). CMS’s research suggests that CCI patients be defined as having at least one of five medically complex conditions combined with a stay of at least eight days in an intensive care or cardiac care unit in a general short-term acute care hospital. For those patients not meeting the CCI criteria, CMS suggests that payments could be made to the LTAC hospital at an amount comparable to what a general short-term hospital would receive under IPPS.

On August 1, 2012, CMS issued the 2012 CMS Rule, which, among other things, will reduce Medicare reimbursement to the Company’s TC hospitals in 2013 and beyond by imposing a budget neutrality adjustment and modifying the short-stay outlier rules. Included in the 2012 CMS Rule is: (1) a market basket increase to the standard federal payment rate of 2.6%; (2) offsets to the standard federal payment rate mandated by the ACA of: (a) 0.7% to account for the effect of a productivity adjustment, and (b) 0.1% as required by statute; (3) a wage level budget neutrality factor of 0.999265 applied to the adjusted standard federal payment rate; (4) adjustments to area

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Other Information (Continued)

Effects of inflation and changing prices (Continued)

Hospital division (Continued)

wage indexes; and (5) a decrease in the high cost outlier threshold per discharge to $15,408. Effective December 29, 2012, the 2012 CMS Rule (1) began a three-year phase-in of a 3.75% budget neutrality adjustment which will reduce LTAC hospital rates by 1.3% in 2013; and (2) restored a payment reduction that will limit payments for very short-stay outliers that will reduce the Company’s TC hospital payments by approximately 0.5%. The 2012 CMS Rule also (1) provides for a one-year extension of the existing moratorium on the “25 Percent Rule” pending the results of an ongoing research initiative to re-define the role of LTAC hospitals in the Medicare program, and (2) allows for the expiration of the moratorium on the development or expansion of LTAC hospitals on December 29, 2012.

In aggregate, based upon its review of the 2012 CMS Rule, the Company expects that LTAC Medicare payment rates will decline slightly in 2013. The 2012 CMS Rule does not include the impact of a 2% sequestration payment reduction mandated by Congress that applies to each claim submitted to Medicare that began on April 1, 2013.

On August 1, 2011, CMS issued final regulations regarding Medicare reimbursement for LTAC hospitals for the fiscal year beginning October 1, 2011. Included in the final regulations is: (1) a market basket increase to the standard federal payment rate of 2.9%; (2) offsets to the standard federal payment rate mandated by the ACA of: (a) 1.0% to account for the effect of a productivity adjustment, and (b) 0.1% as required by statute; (3) a wage level budget neutrality factor of 0.99775 applied to the adjusted standard federal payment rate; (4) adjustments to area wage indexes; and (5) a decrease in the high cost outlier threshold per discharge to $17,931. CMS has projected the impact of these changes will result in a 2.5% increase to average Medicare payments to LTAC hospitals. Management believes that the impact of these changes to LTAC PPS resulted in an approximate 0.7% increase in payments to the Company’s TC hospitals.

On December 29, 2007, the SCHIP Extension Act of 2007 (the “SCHIP Extension Act”) became law. This legislation provided for, among other things: (1) a mandated study by the Secretary of Health and Human Services on the establishment of LTAC hospital certification criteria; (2) enhanced medical necessity review of LTAC hospital cases; (3) a three-year moratorium on the establishment of new LTAC hospital or satellite facilities and increases in the number of licensed beds at a LTAC hospital or satellite facility; (4) a three-year moratorium on the application of a one-time budget neutrality adjustment to payment rates to LTAC hospitals under LTAC PPS; (5) a three-year moratorium on very short-stay outlier payment reductions to LTAC hospitals initially implemented on May 1, 2007; and (6) a three-year moratorium on the application of the “25 Percent Rule” to freestanding LTAC hospitals.

The ACA extended the moratoriums on the establishment of new LTAC hospitals or satellites and bed increases at LTAC hospitals or satellites, the application of a one-time budget neutrality adjustment to rates, and the payment reductions due to the very short-stay outlier provisions from three years to five years. These moratoriums expired on December 29, 2012. As discussed above, the 2012 CMS Rule began a three-year phase-in of a 3.75% budget neutrality adjustment which will reduce LTAC hospital rates by 1.3% in 2013.

The ACA also extended the moratorium on the expansion of the “25 Percent Rule” to freestanding LTAC hospitals from three years to five years. Following the ACA, the moratorium on the expansion of the “25 Percent Rule” to freestanding LTAC hospitals was set to expire for cost reporting periods beginning on or after July 1, 2012. However, the 2012 CMS Rule further extended the moratorium to all freestanding LTAC hospitals with cost reporting periods beginning on or after October 1, 2012 and before October 1, 2013. This created a potential gap period that will not affect any of the Company’s freestanding TC hospitals.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Other Information (Continued)

Effects of inflation and changing prices (Continued)

Hospital division (Continued)

CMS has regulations governing payments to LTAC hospitals that are co-located with another hospital (a “HIH”). The rules generally limit Medicare payments to the HIH if the Medicare admissions to the HIH from its co-located hospital exceed 25% of the total Medicare discharges for the HIH’s cost reporting period, the “25 Percent Rule.” There are limited exceptions for admissions from rural, urban single or a hospital that generates more than 25% of the Medicare discharges in a metropolitan statistical area (“MSA Dominant hospital”). Admissions that exceed this “25 Percent Rule” are paid a lower amount under IPPS. Patients transferred after they have reached the short-term acute care outlier payment status are not counted toward the admission threshold. Patients admitted prior to meeting the admission threshold, as well as Medicare patients admitted from a non co-located hospital, are eligible for the full payment under LTAC PPS. If the HIH’s admissions from the co-located hospital exceed the limit in a cost reporting period, Medicare will pay the lesser of: (1) the amount payable under LTAC PPS; or (2) the amount payable under IPPS. At March 31, 2013, the Company operated 24 HIHs with 876 licensed beds.

On May 1, 2007, CMS issued regulatory changes regarding Medicare reimbursement for LTAC hospitals (the “2007 Final Rule”). In the 2007 Final Rule, the “25 Percent Rule” was expanded to all LTAC hospitals, regardless of whether they are co-located with another hospital. Under the 2007 Final Rule, all LTAC hospitals were to be paid LTAC PPS rates for admissions from a single referral source up to 25% of aggregate Medicare admissions. Patients reaching high cost outlier status in the short-term hospital were not to be counted when computing the 25% limit. Admissions beyond the 25% threshold were to be paid at a lower amount based upon IPPS rates. However, as set forth above, the SCHIP Extension Act initially placed a three-year moratorium on the expansion of the “25 Percent Rule” to freestanding hospitals. That moratorium was extended to five years by the ACA. This moratorium was further extended for one additional year under the 2012 CMS Rule. In addition, the SCHIP Extension Act initially provided for a three-year period during which: (1) LTAC hospitals may admit up to 50% of their patients from their co-located hospitals and still be paid according to LTAC PPS; and (2) LTAC hospitals that are co-located with an urban single hospital or a MSA Dominant hospital may admit up to 75% of their patients from such urban single hospital or MSA Dominant hospital and still be paid according to LTAC PPS. Those periods also were extended to five years under the ACA and for one additional year under the 2012 CMS Rule. The proposed LTAC hospital rule issued April 26, 2013 would allow the moratorium to expire for providers with cost reporting periods beginning on or after October 1, 2013.

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

The Job Creation Act of 2012 (the “Job Creation Act”) provides for reductions in reimbursement of Medicare bad debts at the Company’s hospitals and nursing centers. For the hospitals, the current bad debt reimbursement rate of 70% for all bad debts will be lowered to 65% effective for cost reporting periods beginning on or after October 1, 2012.

The Company cannot predict the ultimate long-term impact of LTAC PPS. This payment system is subject to significant change. Slight variations in patient acuity or length of stay could significantly change Medicare revenues generated under LTAC PPS. In addition, the Company’s TC hospitals may not be able to appropriately adjust their operating costs to changes in patient acuity and length of stay or to changes in reimbursement rates. In addition, there can be no assurance that LTAC PPS will not have a material adverse effect on revenues from commercial third party payors. Various factors, including a reduction in average length of stay, have negatively impacted revenues from commercial third party payors in recent years.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Other Information (Continued)

Effects of inflation and changing prices (Continued)

Hospital division (Continued)

On May 2, 2013, CMS issued proposed regulations regarding Medicare reimbursement for IRFs for the fiscal year beginning October 1, 2013. Included in these proposed regulations are: (1) a market basket increase to the standard payment conversion factor of 2.5%; (2) offsets to the standard payment conversion factor mandated by the ACA of: (a) 0.4% to account for the effect of a productivity adjustment, and (b) 0.3% as required by statute; (3) adjustments to area wage indexes; and (4) a decrease in the high cost outlier threshold per discharge to $10,111. CMS has projected the impact of these changes will result in a 2.0% increase to average Medicare payments to IRFs.

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

Nursing center division

On July 16, 2010, CMS issued a notice that updated the payment rates for nursing centers for the fiscal year beginning October 1, 2010. Under this rule, for the fiscal year beginning October 1, 2010, CMS increased the number of resource utilization group (“RUG”) categories for nursing centers from 53 to 66 (i.e., RUGs IV) and amended the criteria, including the provision of therapy services, used to classify patients into these categories. CMS indicated that these changes would be enacted in a budget neutral manner. CMS began paying claims using the RUGs IV system effective October 1, 2010. Under RUGs IV, among other requirements, providers must allocate therapy minutes among the patients being served during concurrent therapy sessions, and a therapist/assistant may treat concurrently only two patients. These changes have required us to employ more therapists to provide additional individual therapy minutes.

The therapy time requirements to qualify for rehabilitation RUG categories are unchanged under RUGs IV, however the regulatory changes altered how minutes were allocated to calculate the RUGs scores using the most recent clinical assessment tool of the minimum data set, MDS 3.0. Rather than count all therapy time that a nursing center patient receives, rehabilitation providers must instead allocate therapy minutes between the patients being served during concurrent therapy sessions. In addition, the number of patients that a therapist/assistant may treat

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Other Information (Continued)

Effects of inflation and changing prices (Continued)

Nursing center division (Continued)

concurrently is limited to two patients. Under final rules issued by CMS in 2011, group therapy is defined as therapy sessions with four patients who are performing similar therapy activities. Irrespective of the number of patients ultimately treated in a group therapy session, rehabilitation providers must allocate therapy minutes during such sessions as if four patients are being served. The Company’s rehabilitation division hired additional therapists to facilitate the provision of additional individual minutes to address patient needs.

On May 1, 2013, CMS issued proposed regulations updating Medicare payment rates for skilled nursing centers effective October 1, 2013. These proposed regulations implement a net market basket increase of 1.4% consisting of: (1) a 2.3% market basket inflation increase, less (2) a 0.4% adjustment to account for the effect of a productivity adjustment, and less (3) a 0.5% market basket forecast error adjustment.

On July 27, 2012, CMS issued final regulations updating Medicare payment rates for skilled nursing centers effective October 1, 2012. These final regulations implement a net market basket increase of 1.8% consisting of: (1) a 2.5% market basket inflation increase, less (2) a 0.7% adjustment to account for the effect of a productivity adjustment.

On July 29, 2011, CMS issued the 2011 CMS Rules which, among other things, impose: (1) a negative adjustment to RUGs IV therapy rates, and (2) a net market basket increase of 1.7% consisting of (a) a 2.7% market basket inflation increase, less (b) a 1.0% adjustment to account for the effect of a productivity adjustment, beginning on October 1, 2011. CMS projected the impact of these changes will result in an 11.1% decrease in payments to skilled nursing centers. In addition to these rate changes, the 2011 CMS Rules introduced additional changes to RUG calculations along with adding additional patient assessments. Under the 2011 CMS Rules, group therapy is defined as therapy sessions with four patients who are performing similar therapy activities. In addition, for purposes of assigning patients to RUGs IV payment categories, the minutes of group therapy are divided by four with 25% of the minutes being allocated to each patient. The 2011 CMS Rules also clarify the circumstances for reporting breaks in care of three or more days of therapy and also implement a new change of therapy assessment that is designed to allocate the patient to the RUG level that represents the treatment provided in the last seven days. Both changes are likely to produce alterations in the RUG scores billed for the patient along with generating additional patient assessments. The Company believes that the 2011 CMS Rules on an annual basis have reduced its revenues by approximately $100 million to $110 million in the Company’s nursing center business and have negatively impacted the Company’s rehabilitation therapy business by approximately $40 million to $50 million.

In February 2012, Congress passed the Job Creation Act which provides for reductions in reimbursement of Medicare bad debts at the Company’s nursing centers. The Job Creation Act provides for a phase-in of the reduction in the rate of reimbursement for bad debts of patients that are dually eligible for Medicare and Medicaid. The rate of reimbursement for bad debts for these dually eligible patients will be reduced from 100% to 88%, then 76% and then 65% for cost reporting periods beginning on or after October 1, 2012, October 1, 2013, and October 1, 2014, respectively. The rate of reimbursement for bad debts for patients not dually eligible for both Medicare and Medicaid was reduced from 70% to 65%, for cost reporting periods beginning on or after October 1, 2012. Approximately 90% of the Company’s Medicare bad debt reimbursements are associated with patients that are dually eligible.

Rehabilitation division

Effective January 1, 2011, reimbursement rates for Medicare Part B therapy services included in the MPFS were reduced by 25% for subsequent procedures when multiple therapy services are provided on the same day. The Taxpayer Relief Act will further reduce Medicare payments for subsequent procedures when multiple therapy services are provided on the same day. The Company believes that the new rules related to multiple therapy services will reduce its revenues by $25 million to $30 million on an annual basis.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Other Information (Continued)

Effects of inflation and changing prices (Continued)

Rehabilitation division (Continued)

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

Since 2006, federal legislation has provided for an annual Medicare Part B outpatient therapy cap. In succeeding years, CMS increased the amount of the therapy cap. Legislation also was passed that required CMS to implement a broad process for reviewing medically necessary therapy claims, creating an exception to the cap. Legislation has annually extended the Medicare Part B outpatient therapy cap exception process. The Job Creation Act extended the therapy cap exception process through December 31, 2012. The Taxpayer Relief Act further extended the therapy cap exception process through December 31, 2013. Patients in the Company facilities whose stay is not reimbursed by Medicare Part A must seek reimbursement for their therapy under Medicare Part B and are subject to the therapy cap.

In February 2012, the Middle Class Tax Relief Act of 2012 was enacted, which provides that certain Medicare Part B therapy services exceeding a threshold of $3,700 would be subject to a pre-payment manual medical review process effective October 1, 2012. The review process for these services was scheduled to expire on December 31, 2012 but was extended through December 31, 2013 under the Taxpayer Relief Act. This review process has had an adverse effect on the provision and billing of services for patients and could negatively impact therapist efficiencies.

Home health and hospice division

On April 29, 2013, CMS issued proposed regulations regarding Medicare payment rates for hospice providers effective October 1, 2013. These proposed regulations implement a net market basket increase of 1.8% consisting of: (1) a 2.5% market basket inflation increase, less (2) offsets to the standard payment conversion factor mandated by the ACA of: (a) a 0.4% adjustment to account for the effect of a productivity adjustment, and (b) 0.3% as required by statute. In addition, CMS continued the phase-out of the wage index budget neutrality adjustment. CMS has projected the impact of these changes will result in a 1.1% increase in payments to hospice providers.

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

On July 24, 2012, CMS issued final regulations regarding Medicare payment rates for hospice providers effective October 1, 2012. These final regulations implement a net market basket increase of 1.6% consisting of: (1) a 2.6% market basket inflation increase, less (2) offsets to the standard payment conversion factor mandated by the ACA of: (a) a 0.7% adjustment to account for the effect of a productivity adjustment, and (b) 0.3% as required by statute. In addition, CMS continued the phase-out of the wage index budget neutrality adjustment. CMS has projected the impact of these changes will result in a 0.9% increase in payments to hospice providers.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Condensed Consolidated Statement of Operations

(Unaudited)

(In thousands, except per share amounts)

	2012 Quarters				Year	First Quarter 2013
	First	Second	Third	Fourth
Revenues	$1,537,931	$1,495,146	$1,487,458	$1,512,115	$6,032,650	$1,554,908

Salaries, wages and benefits	921,359	884,990	891,813	894,945	3,593,107	943,773
Supplies	108,533	105,646	104,237	104,946	423,362	105,808
Rent	104,313	105,629	106,796	106,492	423,230	105,978
Other operating expenses	296,365	298,971	292,682	292,325	1,180,343	305,503
Other income	(3,143)	(3,149)	(3,154)	(3,027)	(12,473)	(993)
Impairment charges	848	317	693	108,909	110,767	436
Depreciation and amortization	46,986	48,279	49,059	50,885	195,209	51,196
Interest expense	26,578	26,715	26,667	27,933	107,893	28,174
Investment income	(288)	(267)	(231)	(253)	(1,039)	(91)

	1,501,551	1,467,131	1,468,562	1,583,155	6,020,399	1,539,784

Income (loss) from continuing operations before income taxes	36,380	28,015	18,896	(71,040)	12,251	15,124
Provision for income taxes	14,765	11,549	7,781	7,180	41,275	5,620

Income (loss) from continuing operations	21,615	16,466	11,115	(78,220)	(29,024)	9,504
Discontinued operations, net of income taxes:
Loss from operations	(1,803)	(847)	(1,228)	(1,677)	(5,555)	(4,787)
Loss on divestiture of operations	(1,170)	(356)	(2,280)	(939)	(4,745)	(1,244)

Loss from discontinued operations	(2,973)	(1,203)	(3,508)	(2,616)	(10,300)	(6,031)

Net income (loss)	18,642	15,263	7,607	(80,836)	(39,324)	3,473
(Earnings) loss attributable to noncontrolling interests	(451)	239	(41)	(790)	(1,043)	(416)

Income (loss) attributable to Kindred	$18,191	$15,502	$7,566	$(81,626)	$(40,367)	$3,057

Amounts attributable to Kindred stockholders:
Income (loss) from continuing operations	$21,164	$16,705	$11,074	$(79,010)	$(30,067)	$9,088
Loss from discontinued operations	(2,973)	(1,203)	(3,508)	(2,616)	(10,300)	(6,031)

Net income (loss)	$18,191	$15,502	$7,566	$(81,626)	$(40,367)	$3,057

Earnings (loss) per common share:
Basic:
Income (loss) from continuing operations	$0.40	$0.32	$0.21	$(1.53)	$(0.58)	$0.17
Discontinued operations:
Loss from operations	(0.03)	(0.02)	(0.03)	(0.03)	(0.11)	(0.09)
Loss on divestiture of operations	(0.02)	(0.01)	(0.04)	(0.02)	(0.09)	(0.02)

Loss from discontinued operations	(0.05)	(0.03)	(0.07)	(0.05)	(0.20)	(0.11)

Net income (loss)	$0.35	$0.29	$0.14	$(1.58)	$(0.78)	$0.06

Diluted:
Income (loss) from continuing operations	$0.40	$0.32	$0.21	$(1.53)	$(0.58)	$0.17
Discontinued operations:
Loss from operations	(0.03)	(0.02)	(0.03)	(0.03)	(0.11)	(0.09)
Loss on divestiture of operations	(0.02)	(0.01)	(0.04)	(0.02)	(0.09)	(0.02)

Loss from discontinued operations	(0.05)	(0.03)	(0.07)	(0.05)	(0.20)	(0.11)

Net income (loss)	$0.35	$0.29	$0.14	$(1.58)	$(0.78)	$0.06

Shares used in computing earnings (loss) per common share:
Basic	51,603	51,664	51,676	51,692	51,659	52,062
Diluted	51,638	51,675	51,709	51,692	51,659	52,083

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Operating Data

(Unaudited)

(In thousands)

	2012 Quarters				Year	First Quarter 2013
	First	Second	Third	Fourth
Revenues:
Hospital division	$749,383	$714,517	$699,175	$712,005	$2,875,080	$748,214
Nursing center division	512,148	503,325	505,192	506,891	2,027,556	502,703
Rehabilitation division:
Skilled nursing rehabilitation services	257,014	256,941	255,217	247,572	1,016,744	260,789
Hospital rehabilitation services	74,369	73,402	71,899	73,910	293,580	74,523

	331,383	330,343	327,116	321,482	1,310,324	335,312

Home health and hospice division	28,432	28,872	35,943	50,093	143,340	51,621

	1,621,346	1,577,057	1,567,426	1,590,471	6,356,300	1,637,850
Eliminations:
Skilled nursing rehabilitation services	(53,612)	(52,440)	(51,154)	(48,714)	(205,920)	(52,889)
Hospital rehabilitation services	(28,161)	(27,646)	(26,909)	(27,620)	(110,336)	(27,994)
Nursing centers	(1,642)	(1,825)	(1,905)	(2,022)	(7,394)	(2,059)

	(83,415)	(81,911)	(79,968)	(78,356)	(323,650)	(82,942)

	$1,537,931	$1,495,146	$1,487,458	$1,512,115	$6,032,650	$1,554,908

Income (loss) from continuing operations:
Operating income (loss):
Hospital division	$161,826	$142,668	$138,250	$156,924	$599,668	$161,819	(a,b)
Nursing center division	63,906	68,012	69,906	65,085	266,909	51,178	(a,c)
Rehabilitation division:
Skilled nursing rehabilitation services	14,323	23,279	20,012	24,088	81,702	15,278	(a)
Hospital rehabilitation services	16,116	17,860	16,977	18,792	69,745	18,132	(a)

	30,439	41,139	36,989	42,880	151,447	33,410

Home health and hospice division	2,341	2,789	3,645	4,933	13,708	2,786	(a)
Corporate:
Overhead	(42,728)	(44,723)	(45,883)	(45,729)	(179,063)	(45,582	)(a)
Insurance subsidiary	(482)	(600)	(545)	(500)	(2,127)	(509)

	(43,210)	(45,323)	(46,428)	(46,229)	(181,190)	(46,091)
Impairment charges	(848)	(317)	(693)	(108,909)	(110,767)	(436)
Transaction costs	(485)	(597)	(482)	(667)	(2,231)	(2,285)

Operating income	213,969	208,371	201,187	114,017	737,544	200,381
Rent	(104,313)	(105,629)	(106,796)	(106,492)	(423,230)	(105,978)
Depreciation and amortization	(46,986)	(48,279)	(49,059)	(50,885)	(195,209)	(51,196)
Interest, net	(26,290)	(26,448)	(26,436)	(27,680)	(106,854)	(28,083)

Income (loss) from continuing operations before income taxes	36,380	28,015	18,896	(71,040)	12,251	15,124
Provision for income taxes	14,765	11,549	7,781	7,180	41,275	5,620

	$21,615	$16,466	$11,115	$(78,220)	$(29,024)	$9,504

(a)	Includes one-time bonus costs of $25.9 million (hospital division – $8.8 million, nursing center division – $9.7 million, rehabilitation division – $6.3 million (skilled nursing rehabilitation services – $5.0 million and hospital rehabilitation services – $1.3 million), home health and hospice division – $0.8 million and corporate – $0.3 million).
(b)	Includes employee retention costs of $0.3 million incurred in connection with the planned divestiture of 17 non-strategic facilities.
(c)	Includes employee retention costs of $0.4 million incurred in connection with the nonrenewal of 54 nursing centers leased from Ventas.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Operating Data (Continued)

(Unaudited)

(In thousands)

	2012 Quarters				Year	First Quarter 2013
	First	Second	Third	Fourth
Rent:
Hospital division	$53,151	$54,079	$55,127	$54,427	$216,784	$53,148
Nursing center division	48,451	48,908	48,854	49,082	195,295	49,766
Rehabilitation division:
Skilled nursing rehabilitation services	1,440	1,408	1,356	1,238	5,442	1,235
Hospital rehabilitation services	78	39	2	21	140	17

	1,518	1,447	1,358	1,259	5,582	1,252
Home health and hospice division	615	609	805	1,111	3,140	1,186
Corporate	578	586	652	613	2,429	626

	$104,313	$105,629	$106,796	$106,492	$423,230	$105,978

Depreciation and amortization:
Hospital division	$22,346	$22,807	$23,048	$23,575	$91,776	$23,941
Nursing center division	11,262	11,737	12,065	12,518	47,582	12,720
Rehabilitation division:
Skilled nursing rehabilitation services	2,660	2,752	2,811	2,945	11,168	3,112
Hospital rehabilitation services	2,324	2,323	2,328	2,334	9,309	2,331

	4,984	5,075	5,139	5,279	20,477	5,443
Home health and hospice division	898	925	1,137	1,482	4,442	1,526
Corporate	7,496	7,735	7,670	8,031	30,932	7,566

	$46,986	$48,279	$49,059	$50,885	$195,209	$51,196

Capital expenditures, excluding acquisitions (including discontinued operations):
Hospital division:
Routine	$10,345	$9,095	$9,015	$9,817	$38,272	$10,271
Development	9,949	11,289	14,334	6,693	42,265	2,388

	20,294	20,384	23,349	16,510	80,537	12,659
Nursing center division:
Routine	4,229	3,417	4,965	8,153	20,764	5,819
Development	673	1,087	843	5,454	8,057	—

	4,902	4,504	5,808	13,607	28,821	5,819
Rehabilitation division:
Skilled nursing rehabilitation services:
Routine	326	569	707	672	2,274	605
Development	—	—	—	—	—	—

	326	569	707	672	2,274	605
Hospital rehabilitation services:
Routine	46	60	125	117	348	32
Development	—	—	—	—	—	—

	46	60	125	117	348	32
Home health and hospice division:
Routine	124	145	160	1,187	1,616	195
Development	—	—	—	—	—	—

	124	145	160	1,187	1,616	195
Corporate:
Routine:
Information systems	6,864	15,195	10,842	17,440	50,341	5,289
Other	172	278	125	985	1,560	159

	$32,728	$41,135	$41,116	$50,518	$165,497	$24,758

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Condensed Consolidating Statement of Operations

(Unaudited)

(In thousands)

	First Quarter 2013
			Rehabilitation division
	Hospital division (a,b)	Nursing center division (a,c)	Skilled nursing services (a)	Hospital services (a)	Total	Home health and hospice division (a)	Corporate (a)	Transaction- related costs	Eliminations	Consolidated
Revenues	$748,214	$502,703	$260,789	$74,523	$335,312	$51,621	$—	$—	$(82,942)	$1,554,908

Salaries, wages and benefits	332,256	254,450	234,844	52,420	287,264	40,314	29,730	—	(241)	943,773
Supplies	77,637	24,874	811	32	843	2,238	216	—	—	105,808
Rent	53,148	49,766	1,235	17	1,252	1,186	626	—	—	105,978
Other operating expenses	176,603	172,590	9,856	3,919	13,775	6,283	16,668	2,285	(82,701)	305,503
Other (income) expense	(101)	(389)	—	20	20	—	(523)	—	—	(993)
Impairment charges	176	260	—	—	—	—	—	—	—	436
Depreciation and amortization	23,941	12,720	3,112	2,331	5,443	1,526	7,566	—	—	51,196
Interest expense	182	20	96	—	96	—	27,876	—	—	28,174
Investment income	(5)	(13)	(28)	—	(28)	—	(45)	—	—	(91)

	663,837	514,278	249,926	58,739	308,665	51,547	82,114	2,285	(82,942)	1,539,784

Income (loss) from continuing operations before income taxes	$84,377	$(11,575)	$10,863	$15,784	$26,647	$74	$(82,114)	$(2,285)	$—	15,124

Provision for income taxes										5,620

Income from continuing operations										$9,504

	First Quarter 2012
			Rehabilitation division
	Hospital division (d)	Nursing center division	Skilled nursing services	Hospital services	Total	Home health and hospice division	Corporate	Transaction- related costs	Eliminations	Consolidated
Revenues	$749,383	$512,148	$257,014	$74,369	$331,383	$28,432	$—	$—	$(83,415)	$1,537,931

Salaries, wages and benefits	330,309	252,877	233,204	53,731	286,935	21,291	29,979	—	(32)	921,359
Supplies	80,047	26,382	808	54	862	1,033	209	—	—	108,533
Rent	53,151	48,451	1,440	78	1,518	615	578	—	—	104,313
Other operating expenses	177,292	169,287	8,679	4,468	13,147	3,767	15,770	485	(83,383)	296,365
Other income	(91)	(304)	—	—	—	—	(2,748)	—	—	(3,143)
Impairment charges	304	544	—	—	—	—	—	—	—	848
Depreciation and amortization	22,346	11,262	2,660	2,324	4,984	898	7,496	—	—	46,986
Interest expense	306	28	—	—	—	—	26,244	—	—	26,578
Investment income	(8)	(14)	(1)	—	(1)	—	(265)	—	—	(288)

	663,656	508,513	246,790	60,655	307,445	27,604	77,263	485	(83,415)	1,501,551

Income from continuing operations before income taxes	$85,727	$3,635	$10,224	$13,714	$23,938	$828	$(77,263)	$(485)	$—	36,380

Provision for income taxes										14,765

Income from continuing operations										$21,615

(a)	Includes one-time bonus costs of $25.9 million (hospital division – $8.8 million, nursing center division – $9.7 million, rehabilitation division – $6.3 million (skilled nursing rehabilitation services – $5.0 million and hospital rehabilitation services – $1.3 million), home health and hospice division – $0.8 million and corporate – $0.3 million).
(b)	Includes employee retention costs of $0.3 million incurred in connection with the planned divestiture of 17 non-strategic facilities.
(c)	Includes employee retention costs of $0.4 million incurred in connection with the nonrenewal of 54 nursing centers leased from Ventas.
(d)	Includes severance costs of $2.0 million and other costs of $0.1 million incurred in connection with the closing of a regional office.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Operating Data

(Unaudited)

	2012 Quarters				Year	First Quarter 2013
	First	Second	Third	Fourth
Hospital division data:
End of period data:
Number of hospitals:
Transitional care	118	117	116	116		116
Inpatient rehabilitation	6	6	6	6		6

	124	123	122	122		122

Number of licensed beds:
Transitional care	8,454	8,404	8,347	8,382		8,382
Inpatient rehabilitation	229	259	259	259		259

	8,683	8,663	8,606	8,641		8,641

Revenue mix %:
Medicare	63	62	61	63	62	63
Medicaid	6	6	6	6	6	5
Medicare Advantage	10	10	11	10	10	10
Commercial insurance and other	21	22	22	21	22	22
Admissions:
Medicare	11,989	11,152	10,891	11,023	45,055	11,867
Medicaid	984	1,009	1,006	941	3,940	778
Medicare Advantage	1,658	1,757	1,616	1,579	6,610	1,734
Commercial insurance and other	2,868	2,630	2,661	2,509	10,668	2,512

	17,499	16,548	16,174	16,052	66,273	16,891

Admissions mix %:
Medicare	69	67	67	69	68	70
Medicaid	6	6	6	6	6	5
Medicare Advantage	9	11	10	10	10	10
Commercial insurance and other	16	16	17	15	16	15
Patient days:
Medicare	293,746	278,614	270,555	275,008	1,117,923	290,942
Medicaid	38,487	36,654	40,169	38,045	153,355	35,447
Medicare Advantage	46,824	49,672	47,659	46,193	190,348	48,784
Commercial insurance and other	84,372	81,957	81,445	77,562	325,336	82,466

	463,429	446,897	439,828	436,808	1,786,962	457,639

Average length of stay:
Medicare	24.5	25.0	24.8	24.9	24.8	24.5
Medicaid	39.1	36.3	39.9	40.4	38.9	45.6
Medicare Advantage	28.2	28.3	29.5	29.3	28.8	28.1
Commercial insurance and other	29.4	31.2	30.6	30.9	30.5	32.8
Weighted average	26.5	27.0	27.2	27.2	27.0	27.1
Revenues per admission:
Medicare	$39,256	$39,467	$39,188	$40,479	$39,591	$39,697
Medicaid	44,447	42,787	43,272	43,492	43,494	51,806
Medicare Advantage	43,923	42,639	45,885	45,646	44,473	43,949
Commercial insurance and other	56,549	59,427	58,134	60,903	58,678	63,940
Weighted average	42,824	43,178	43,228	44,356	43,382	44,297
Revenues per patient day:
Medicare	$1,602	$1,580	$1,577	$1,622	$1,596	$1,619
Medicaid	1,136	1,178	1,084	1,076	1,117	1,137
Medicare Advantage	1,555	1,508	1,556	1,560	1,544	1,562
Commercial insurance and other	1,922	1,907	1,899	1,970	1,924	1,948
Weighted average	1,617	1,599	1,590	1,630	1,609	1,635
Medicare case mix index (discharged patients only)	1.18	1.17	1.15	1.14	1.16	1.18
Average daily census	5,093	4,911	4,781	4,748	4,882	5,085
Occupancy %	67.4	64.6	63.5	63.1	64.6	67.4
Annualized employee turnover %	21.8	22.2	21.1	20.1		21.1

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Operating Data (Continued)

(Unaudited)

	2012 Quarters				Year	First Quarter 2013
	First	Second	Third	Fourth
Nursing center division data:
End of period data:
Number of facilities:
Nursing centers:
Owned or leased	201	201	201	200		200
Managed	4	4	4	4		4
Assisted living facilities	6	6	6	6		6

	211	211	211	210		210

Number of licensed beds:
Nursing centers:
Owned or leased	24,431	24,479	24,479	24,425		24,425
Managed	485	485	485	485		485
Assisted living facilities	413	341	341	341		341

	25,329	25,305	25,305	25,251		25,251

Revenue mix %:
Medicare	35	34	33	33	34	33
Medicaid	39	40	40	40	40	39
Medicare Advantage	7	7	7	7	7	8
Private and other	19	19	20	20	19	20
Patient days (a):
Medicare	331,857	319,333	308,218	305,987	1,265,395	310,180
Medicaid	1,129,717	1,129,200	1,139,559	1,130,949	4,529,425	1,094,229
Medicare Advantage	91,477	86,441	84,245	82,879	345,042	93,117
Private and other	398,634	388,137	400,106	398,918	1,585,795	382,837

	1,951,685	1,923,111	1,932,128	1,918,733	7,725,657	1,880,363

Patient day mix % (a):
Medicare	17	17	16	16	16	17
Medicaid	58	59	59	59	59	58
Medicare Advantage	5	4	4	4	4	5
Private and other	20	20	21	21	21	20
Revenues per patient day (a):
Medicare Part A	$483	$483	$490	$505	$490	$497
Total Medicare (including Part B)	533	535	543	548	539	540
Medicaid	177	179	179	182	179	181
Medicaid (net of provider taxes) (b)	157	158	159	161	159	160
Medicare Advantage	410	406	410	414	410	409
Private and other	245	246	248	249	247	257
Weighted average	263	262	261	264	262	267
Average daily census (a)	21,447	21,133	21,001	20,856	21,108	20,893
Admissions (a)	19,386	18,188	17,878	18,292	73,744	19,439
Occupancy % (a)	85.1	84.0	83.4	82.9	83.9	83.0
Medicare average length of stay (a)	31.9	32.3	32.7	31.4	32.1	30.6
Annualized employee turnover %	37.9	40.0	39.8	39.5		38.9

(a)	Excludes managed facilities.
(b)	Provider taxes are recorded in other operating expenses for all periods presented.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Operating Data (Continued)

(Unaudited)

	2012 Quarters				Year	First Quarter 2013
	First	Second	Third	Fourth
Rehabilitation division data:
Skilled nursing rehabilitation services:
Revenue mix %:
Company-operated	21	20	20	20	20	20
Non-affiliated	79	80	80	80	80	80
Sites of service (at end of period)	1,722	1,730	1,735	1,726		1,729
Revenue per site	$149,253	$148,521	$147,098	$143,437	$588,309	$150,832
Therapist productivity %	80.3	80.4	80.5	80.5	80.4	81.1
Hospital rehabilitation services:
Revenue mix %:
Company-operated	38	38	37	37	38	38
Non-affiliated	62	62	63	63	62	62
Sites of services (at end of period):
Inpatient rehabilitation units	100	102	104	105		103
LTAC hospitals	125	125	123	123		123
Sub-acute units	19	20	20	21		8
Outpatient units	111	115	117	119		98
Other	5	5	5	5		–

	360	367	369	373		332

Revenue per site	$206,580	$200,006	$194,849	$198,150	$799,585	$224,466

Annualized employee turnover %	19.6	16.9	17.3	16.9		10.4

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

Interest Rate Sensitivity

Principal (Notional) Amount by Expected Maturity

Average Interest Rate

(Dollars in thousands)

	Expected maturities							Fair value 3/31/13
	2013	2014	2015	2016	2017	Thereafter	Total
Liabilities:
Long-term debt, including amounts due within one year:
Fixed rate:
Notes	$—	$—	$—	$—	$—	$550,000	$550,000	$546,150
Other	77	109	116	123	10	—	435	427	(a)

	$77	$109	$116	$123	$10	$550,000	$550,435	$546,577

Average interest rate	6.0%	6.0%	6.0%	6.0%	6.0%	8.3%

Variable rate:
ABL Facility (b)	$—	$—	$—	$345,000	$—	$—	$345,000	$345,000
Term Loan Facility (c,d)	6,000	8,000	8,000	8,000	8,000	749,500	787,500	791,910
Other (e)	175	232	3,720	—	—	—	4,127	4,127

	$6,175	$8,232	$11,720	$353,000	$8,000	$749,500	$1,136,627	$1,141,037

(a)	Calculated based upon the net present value of future principal and interest payments using a discount rate of 6%.
(b)	Interest on borrowings under the Company’s ABL Facility is payable at a rate per annum equal to the applicable margin plus, at the Company’s option, either: (1) LIBOR determined by reference to the costs of funds for Eurodollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, or (2) a base rate determined by reference to the highest of: (a) the prime rate of JPMorgan Chase Bank, N.A., (b) the federal funds effective rate plus one-half of 1.00% and (c) LIBOR as described in subclause (1) plus 1.00%. At March 31, 2013, the applicable margin for borrowings under the ABL Facility was 2.75% with respect to LIBOR borrowings and 1.75% with respect to base rate borrowings. The applicable margin is subject to adjustment each fiscal quarter, based upon average historical excess availability during the preceding quarter.
(c)	Interest on borrowings under the Term Loan Facility is payable at a rate per annum equal to an applicable margin plus, at the Company’s option, either: (1) LIBOR determined by reference to the costs of funds for Eurodollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, or (2) a base rate determined by reference to the highest of: (a) the prime rate of JPMorgan Chase Bank, N.A., (b) the federal funds effective rate plus one-half of 1.00% and (c) LIBOR described in subclause (1) plus 1.00%. LIBOR is subject to an interest rate floor of 1.50%. The applicable margin for borrowings under the Term Loan Facility is 3.75% with respect to LIBOR borrowings and 2.75% with respect to base rate borrowings. The expected maturities for the Term Loan Facility exclude the original issue discount of approximately $7 million.
(d)	In December 2011, the Company entered into two interest rate swap agreements to hedge its floating interest rate on an aggregate of $225 million of outstanding Term Loan Facility debt. The interest rate swaps have an effective date of January 9, 2012, and expire on January 11, 2016. The Company is required to make payments based upon a fixed interest rate of 1.8925% calculated on the notional amount of $225 million. In exchange, the Company will receive interest on $225 million at a variable interest rate that is based upon the three-month LIBOR, subject to a minimum rate of 1.5%.
(e)	Interest based upon LIBOR plus 4%.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures and Changes in Internal Control Over Financial Reporting

The Company has carried out an evaluation under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2013, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports that the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

There has been no change in the Company’s internal control over financial reporting during the Company’s quarter ended March 31, 2013, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is a party to various legal actions (some of which are not insured), and regulatory and other governmental audits and investigations in the ordinary course of business. The Company cannot predict the ultimate outcome of pending litigation and regulatory and other governmental audits and investigations. These matters could potentially subject the Company to sanctions, damages, recoupments, fines and other penalties. The DOJ, CMS or other federal and state enforcement and regulatory agencies may conduct additional investigations related to the Company’s businesses in the future which may, either individually or in the aggregate, have a material adverse effect on the Company’s business, financial position, results of operations and liquidity. See Note 12 of the notes to condensed consolidated financial statements for a description of the Company’s other pending legal proceedings.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total number of shares (or units) purchased (a)	Average price paid per share (or unit) (b)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
Month #1 (January 1 – January 31)	—	$—	—	$—
Month #2 (February 1 – February 28)	176,522	11.48	—	—
Month #3 (March 1 – March 31)	74,400	10.88	—	—

Total	250,922	$11.30	—	$—

(a)	These amounts represent shares of the Company’s common stock, par value $0.25 per share, withheld to offset tax withholding obligations that occurred upon the vesting and release of service-based and performance-based restricted share awards previously granted under the Company’s stock-based compensation plans for its employees (the “Withheld Shares”). For each employee, the total tax withholding obligation is divided by the closing price of the Company’s common stock on the New York Stock Exchange on the applicable vesting date to determine the total number of Withheld Shares required to satisfy such withholding obligation.
(b)	The average price per share for each period was calculated by dividing the sum of the aggregate value of the Withheld Shares by the total number of Withheld Shares.

Item 6.	Exhibits

10.1	Side Letter dated as of March 1, 2013 to the Second Amended and Restated Master Lease Agreement No. 1.

31	Rule 13a-14(a)/15d-14(a) Certifications.

32	Section 1350 Certifications.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KINDRED HEALTHCARE, INC.

Date: May 9, 2013	/s/ PAUL J. DIAZ
Paul J. Diaz Chief Executive Officer

Date: May 9, 2013	/s/ RICHARD A. LECHLEITER
Richard A. Lechleiter Executive Vice President and Chief Financial Officer