Form 10-Q
period 2013-06-30
KINDRED HEALTHCARE, INC
filed 2013-08-08
CIK 1060009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at July 31, 2013
Common stock, $0.25 par value	54,156,725 shares

KINDRED HEALTHCARE, INC.

FORM 10-Q

INDEX

		Page

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited):

	Condensed Consolidated Statement of Operations – for the three months ended June 30, 2013 and 2012 and for the six months ended June 30, 2013 and 2012	3

	Condensed Consolidated Statement of Comprehensive Income – for the three months ended June 30, 2013 and 2012 and for the six months ended June 30, 2013 and 2012	4

	Condensed Consolidated Balance Sheet – June 30, 2013 and December 31, 2012	5

	Condensed Consolidated Statement of Cash Flows – for the three months ended June 30, 2013 and 2012 and for the six months ended June 30, 2013 and 2012	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	39

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	70

Item 4.	Controls and Procedures	71

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	72

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	72

Item 6.	Exhibits	73

KINDRED HEALTHCARE, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Revenues	$1,410,360	$1,424,918	$2,896,678	$2,891,603

Salaries, wages and benefits	829,407	848,342	1,735,413	1,732,580
Supplies	97,818	101,648	199,698	206,279
Rent	97,741	96,420	194,542	191,594
Other operating expenses	284,538	282,256	572,396	561,371
Other income	(24)	(3,154)	(1,022)	(6,292)
Impairment charges	16,228	279	16,588	1,053
Depreciation and amortization	46,338	46,499	95,651	91,751
Interest expense	29,086	26,715	57,260	53,292
Investment income	(1,481)	(265)	(1,571)	(550)

	1,399,651	1,398,740	2,868,955	2,831,078

Income from continuing operations before income taxes	10,709	26,178	27,723	60,525
Provision for income taxes	4,409	10,837	10,770	24,814

Income from continuing operations	6,300	15,341	16,953	35,711
Discontinued operations, net of income taxes:
Income (loss) from operations	(3,533)	278	(9,469)	(280)
Loss on divestiture of operations	(940)	(356)	(2,184)	(1,526)

Loss from discontinued operations	(4,473)	(78)	(11,653)	(1,806)

Net income	1,827	15,263	5,300	33,905
(Earnings) loss attributable to noncontrolling interests	(82)	239	(498)	(212)

Income attributable to Kindred	$1,745	$15,502	$4,802	$33,693

Amounts attributable to Kindred stockholders:
Income from continuing operations	$6,218	$15,580	$16,455	$35,499
Loss from discontinued operations	(4,473)	(78)	(11,653)	(1,806)

Net income	$1,745	$15,502	$4,802	$33,693

Earnings per common share:
Basic:
Income from continuing operations	$0.12	$0.29	$0.31	$0.67
Discontinued operations:
Income (loss) from operations	(0.07)	0.01	(0.18)	—
Loss on divestiture of operations	(0.02)	(0.01)	(0.04)	(0.03)

Loss from discontinued operations	(0.09)	—	(0.22)	(0.03)

Net income	$0.03	$0.29	$0.09	$0.64

Diluted:
Income from continuing operations	$0.12	$0.29	$0.31	$0.67
Discontinued operations:
Income (loss) from operations	(0.07)	0.01	(0.18)	—
Loss on divestiture of operations	(0.02)	(0.01)	(0.04)	(0.03)

Loss from discontinued operations	(0.09)	—	(0.22)	(0.03)

Net income	$0.03	$0.29	$0.09	$0.64

Shares used in computing earnings per common share:
Basic	52,265	51,664	52,164	51,633
Diluted	52,284	51,675	52,184	51,657

See accompanying notes.

KINDRED HEALTHCARE, INC.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Net income	$1,827	$15,263	$5,300	$33,905
Other comprehensive income (loss):
Available-for-sale securities (Note 9):
Change in unrealized investment gains (losses)	15	(199)	1,628	1,003
Reclassification of gains realized in net income	(1,228)	(8)	(1,109)	(85)

Net change	(1,213)	(207)	519	918
Interest rate swaps (Note 1):
Change in unrealized gains (losses)	472	(1,132)	1,316	(1,263)
Reclassification of ineffectiveness realized in net income	(276)	—	(276)	—
Reclassification of (gains) losses realized in net income, net of payments	3	—	(2)	201

Net change	199	(1,132)	1,038	(1,062)
Income tax expense (benefit) related to items of other comprehensive income (loss)	239	588	(698)	168

Other comprehensive income (loss)	(775)	(751)	859	24

Comprehensive income	1,052	14,512	6,159	33,929
(Earnings) loss attributable to noncontrolling interests	(82)	239	(498)	(212)

Comprehensive income attributable to Kindred	$970	$14,751	$5,661	$33,717

See accompanying notes.

KINDRED HEALTHCARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

(In thousands, except per share amounts)

	June 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$37,427	$50,007
Cash—restricted	5,046	5,197
Insurance subsidiary investments	93,952	86,168
Accounts receivable less allowance for loss of $33,916 – June 30, 2013 and $23,959 – December 31, 2012	1,036,562	1,038,605
Inventories	30,723	32,021
Deferred tax assets	20,433	12,663
Income taxes	14,901	13,573
Other	32,725	35,532

	1,271,769	1,273,766
Property and equipment	2,168,640	2,226,903
Accumulated depreciation	(1,071,595)	(1,083,777)

	1,097,045	1,143,126
Goodwill	1,041,796	1,041,266
Intangible assets less accumulated amortization of $46,228 – June 30, 2013 and $34,854 – December 31, 2012	429,752	439,767
Assets held for sale	2,803	4,131
Insurance subsidiary investments	150,034	116,424
Other	221,452	219,466

Total assets	$4,214,651	$4,237,946

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$190,279	$210,668
Salaries, wages and other compensation	370,082	389,009
Due to third party payors	26,205	35,420
Professional liability risks	59,362	54,088
Other accrued liabilities	123,824	137,204
Long-term debt due within one year	8,356	8,942

	778,108	835,331
Long-term debt	1,662,286	1,648,706
Professional liability risks	246,386	236,630
Deferred tax liabilities	10,622	9,764
Deferred credits and other liabilities	218,072	214,671
Commitments and contingencies (Note 11)

Equity:
Stockholders’ equity:
Common stock, $0.25 par value; authorized 175,000 shares; issued 54,052 shares – June 30, 2013 and 53,280 shares – December 31, 2012	13,513	13,320
Capital in excess of par value	1,147,787	1,145,922
Accumulated other comprehensive loss	(1,023)	(1,882)
Retained earnings	103,227	98,799

	1,263,504	1,256,159
Noncontrolling interests	35,673	36,685

Total equity	1,299,177	1,292,844

Total liabilities and equity	$4,214,651	$4,237,946

See accompanying notes.

KINDRED HEALTHCARE, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(In thousands)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Cash flows from operating activities:
Net income	$1,827	$15,263	$5,300	$33,905
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	46,960	49,802	99,914	98,492
Amortization of stock-based compensation costs	3,840	3,077	6,088	4,879
Amortization of deferred financing costs	4,407	2,359	7,020	4,716
Payment of lender fees related to debt issuance	(1,600)	—	(1,600)	—
Provision for doubtful accounts	10,071	6,041	21,337	13,537
Deferred income taxes	(24,977)	(13,243)	(25,321)	(16,905)
Impairment charges	16,279	329	16,715	1,196
Loss on divestiture of discontinued operations	940	356	2,184	1,526
Other	(1,284)	1,690	(864)	1,967
Change in operating assets and liabilities:
Accounts receivable	48,294	(23,891)	(19,117)	(81,088)
Inventories and other assets	4,747	498	(3,400)	(15,407)
Accounts payable	(3,288)	(2,983)	(19,078)	(12,533)
Income taxes	3,622	455	15,792	31,697
Due to third party payors	(8,187)	(1,963)	(9,215)	(10,939)
Other accrued liabilities	(48,017)	15,233	(17,288)	(5,445)

Net cash provided by operating activities	53,634	53,023	78,467	49,598

Cash flows from investing activities:
Routine capital expenditures	(17,430)	(28,759)	(39,800)	(50,865)
Development capital expenditures	(5,086)	(12,376)	(7,474)	(22,998)
Acquisitions, net of cash acquired	(26,933)	(17,420)	(26,933)	(67,868)
Acquisition deposit	—	16,866	—	—
Sale of assets	7,243	—	12,303	1,110
Purchase of insurance subsidiary investments	(11,759)	(7,425)	(22,595)	(21,198)
Sale of insurance subsidiary investments	15,526	8,004	25,528	22,010
Net change in insurance subsidiary cash and cash equivalents	(9,782)	(1,363)	(42,878)	(14,486)
Change in other investments	39	182	358	451
Other	(77)	(255)	(221)	(1,004)

Net cash used in investing activities	(48,259)	(42,546)	(101,712)	(154,848)

Cash flows from financing activities:
Proceeds from borrowings under revolving credit	377,900	449,300	861,400	964,700
Repayment of borrowings under revolving credit	(385,200)	(457,500)	(844,400)	(854,500)
Repayment of other long-term debt	(2,060)	(2,645)	(4,726)	(5,311)
Payment of deferred financing costs	(455)	(270)	(657)	(313)
Contribution made by noncontrolling interests	—	200	—	200
Distribution made to noncontrolling interests	(1,019)	(2,133)	(1,510)	(3,521)
Issuance of common stock	203	—	207	—
Other	19	—	351	—

Net cash provided by (used in) financing activities	(10,612)	(13,048)	10,665	101,255

Change in cash and cash equivalents	(5,237)	(2,571)	(12,580)	(3,995)
Cash and cash equivalents at beginning of period	42,664	40,137	50,007	41,561

Cash and cash equivalents at end of period	$37,427	$37,566	$37,427	$37,566

Supplemental information:
Interest payments	$42,753	$35,526	$55,845	$47,634
Income tax payments	23,461	23,802	13,830	9,846

See accompanying notes.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

Business

Kindred Healthcare, Inc. is a healthcare services company that through its subsidiaries operates transitional care (“TC”) hospitals, inpatient rehabilitation hospitals (“IRFs”), nursing centers, assisted living facilities, a contract rehabilitation services business and a home health and hospice business across the United States (collectively, the “Company” or “Kindred”). At June 30, 2013, the Company’s hospital division operated 116 TC hospitals (licensed as long-term acute care (“LTAC”) hospitals under the Medicare program) and six IRFs in 26 states. The Company’s nursing center division operated 169 nursing centers and six assisted living facilities in 26 states. The Company’s rehabilitation division provided rehabilitation services primarily in hospitals and long-term care settings. The Company’s home health and hospice division provided home health, hospice and private duty services from 105 locations in ten states.

In recent years, the Company has completed several transactions related to the divestiture of unprofitable hospitals and nursing centers to improve its future operating results. For accounting purposes, the operating results of these businesses and the losses associated with these transactions have been classified as discontinued operations in the accompanying unaudited condensed consolidated statement of operations for all periods presented. Assets held for sale at June 30, 2013 have been measured at the lower of carrying value or estimated fair value less costs of disposal and have been classified as held for sale in the accompanying unaudited condensed consolidated balance sheet. See Notes 2 and 3 for a summary of divestitures and discontinued operations.

Recently issued accounting requirements

In July 2013, the Financial Accounting Standards Board (the “FASB”) issued authoritative guidance related to financial statement presentation of an unrecognized tax benefit. The main provisions of the guidance state that an entity must present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. The guidance is effective for all interim and annual reporting periods beginning after December 15, 2014. Early adoption is permitted for all entities. The adoption of the guidance is not expected to have a material impact on the Company’s business, financial position, results of operations or liquidity.

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

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION (Continued)

Equity

The following table sets forth the changes in equity attributable to noncontrolling interests and equity attributable to Kindred stockholders for the six months ended June 30, 2013 and 2012 (in thousands):

For the six months ended June 30, 2013:	Redeemable noncontrolling interests	Amounts attributable to Kindred stockholders	Nonredeemable noncontrolling interests	Total equity
Balance at December 31, 2012	$—	$1,256,159	$36,685	$1,292,844
Comprehensive income:
Net income	—	4,802	498	5,300
Other comprehensive income	—	859	—	859

	—	5,661	498	6,159
Issuance of common stock in connection with employee benefit plans	—	207	—	207
Shares tendered by employees for statutory tax withholdings upon issuance of common stock	—	(2,964)	—	(2,964)
Income tax provision in connection with the issuance of common stock under employee benefit plans	—	(1,647)	—	(1,647)
Stock-based compensation amortization	—	6,088	—	6,088
Distribution made to noncontrolling interests	—	—	(1,510)	(1,510)

Balance at June 30, 2013	$—	$1,263,504	$35,673	$1,299,177

For the six months ended June 30, 2012:
Balance at December 31, 2011	$9,704	$1,288,921	$31,620	$1,320,541
Comprehensive income (loss):
Net income (loss)	240	33,693	(28)	33,665
Other comprehensive income	—	24	—	24

	240	33,717	(28)	33,689
Shares tendered by employees for statutory tax withholdings upon issuance of common stock	—	(1,821)	—	(1,821)
Income tax provision in connection with the issuance of common stock under employee benefit plans	—	(2,210)	—	(2,210)
Stock-based compensation amortization	—	4,879	—	4,879
Contribution made by noncontrolling interests	—	—	200	200
Distribution made to noncontrolling interests	(571)	—	(2,950)	(2,950)

Balance at June 30, 2012	$9,373	$1,323,486	$28,842	$1,352,328

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION (Continued)

Derivative financial instruments

In December 2011, the Company entered into two interest rate swap agreements to hedge its floating interest rate on an aggregate of $225 million of outstanding senior secured term loan facility debt (the “Term Loan Facility”) entered into in June 2011. The interest rate swaps have an effective date of January 9, 2012, and expire on January 11, 2016. The Company is required to make payments based upon a fixed interest rate of 1.8925% calculated on the notional amount of $225 million. In exchange, the Company will receive interest on $225 million at a variable interest rate that is based upon the three-month London Interbank Offered Rate (“LIBOR”), subject to a minimum rate of 1.5%. The Company determined the interest rate swaps continue to qualify for cash flow hedge accounting treatment at June 30, 2013. However, the Term Loan Facility amendment completed in May 2013 reduces the LIBOR floor from 1.5% to 1.0%, therefore some partial ineffectiveness will result through the expiration of the interest rate swap agreement. For the three and six months ended June 30, 2013, there was $0.3 million of ineffectiveness recognized related to the interest rate swaps and recorded in interest expense. The fair value of the interest rate swaps recorded in other accrued liabilities was $1.3 million and $2.6 million at June 30, 2013 and December 31, 2012, respectively. See Note 10.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the Company’s customary accounting practices. Management believes that financial information included herein reflects all adjustments necessary for a fair statement of interim results and, except as otherwise disclosed, all such adjustments are of a normal and recurring nature.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and include amounts based upon the estimates and judgments of management. Actual amounts may differ from those estimates.

Reclassifications

Certain prior period amounts have been reclassified to conform with the current period presentation.

NOTE 2 – DIVESTITURES

On July 31, 2013, the Company completed the sale of seven non-strategic nursing centers (the “Signature Facilities”) for $47 million to affiliates of Signature Healthcare, LLC (“Signature”).

The Signature Facilities contain 900 licensed beds. Five of the Signature Facilities were owned facilities and the remaining Signature Facilities were leased. The Signature Facilities generated revenues of approximately $63 million and segment operating income of approximately $11 million (excluding the allocation of approximately $2 million of overhead costs) for the year ended December 31, 2012. The Signature Facilities had aggregate rent expense of approximately $2 million for the year ended December 31, 2012.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 2 – DIVESTITURES (Continued)

The results of operations for the Signature Facilities will be reclassified to discontinued operations in the third quarter of 2013. The Signature Facilities did not meet the conditions of discontinued operations at June 30, 2013.

On April 25, 2013, the Company announced that it signed a definitive agreement to sell 17 non-strategic facilities (the “Vibra Facilities”) for $187 million to an affiliate of Vibra Healthcare, LLC (“Vibra”).

The Vibra Facilities consist of 15 TC hospitals containing 1,052 licensed beds, one IRF containing 44 licensed beds and one nursing center containing 135 licensed beds. Six of the TC hospitals and the one nursing center are owned facilities. The remaining Vibra Facilities are leased. The Vibra Facilities generated revenues of approximately $289 million and segment operating income of approximately $43 million (excluding the allocation of approximately $9 million of overhead costs) for the year ended December 31, 2012. The Vibra Facilities had aggregate rent expense of approximately $14 million for the year ended December 31, 2012.

The transaction is subject to Vibra finalizing its financing for the transaction and to regulatory approvals and other conditions to closing. The Company expects to complete the transaction through one or more closings occurring during the third and fourth quarters of 2013 as these conditions are satisfied.

The results of operations for the Vibra Facilities will be reclassified to discontinued operations when they meet the conditions of discontinued operations.

During the second quarter of 2013, the Company recorded an asset impairment charge of $15.6 million related to the planned sale of the Vibra Facilities. These charges reflect the amount by which the carrying value of certain property and equipment exceeded its estimated fair value.

On April 27, 2012, the Company announced that it would not renew seven renewal bundles containing 54 nursing centers (the “Expiring Facilities”) under operating leases with Ventas, Inc. (“Ventas”) that expired on April 30, 2013. The Expiring Facilities contain 6,140 licensed nursing center beds and generated revenues of approximately $475 million for the year ended December 31, 2012. The annual rent for these facilities approximated $57 million. The Company may be required to pay for additional capital obligations for the Expiring Facilities under the master lease agreements with Ventas. The Company transferred the operations of all of the 54 nursing centers to new operators during the six months ended June 30, 2013. The Company reclassified the results of operations and losses associated with the Expiring Facilities to discontinued operations, net of income taxes, for all periods presented. The Company received cash proceeds of $7.2 million and $12.3 million for the three months and six months ended June 30, 2013, respectively, for the sale of property and equipment and inventory related to the Expiring Facilities.

NOTE 3 – DISCONTINUED OPERATIONS

In accordance with the authoritative guidance for the impairment or disposal of long-lived assets, the divestitures of unprofitable businesses discussed in Note 1 have been accounted for as discontinued operations. Accordingly, the results of operations of these businesses for all periods presented and the losses associated with these transactions have been classified as discontinued operations, net of income taxes, in the accompanying unaudited condensed consolidated statement of operations. At June 30, 2013, the Company held for sale one hospital.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 3 – DISCONTINUED OPERATIONS (Continued)

A summary of discontinued operations follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Revenues	$34,418	$122,759	$138,432	$248,231

Salaries, wages and benefits	17,743	58,570	71,121	119,536
Supplies	1,957	6,593	7,599	13,257
Rent	3,651	14,514	16,499	29,037
Other operating expenses	16,189	39,277	54,284	79,987
Other (income) expense	30	6	142	1
Impairment charges	51	50	127	143
Depreciation	622	3,303	4,263	6,741
Interest expense	—	1	2	2
Investment income	(9)	(10)	(19)	(17)

	40,234	122,304	154,018	248,687

Income (loss) from operations before income taxes	(5,816)	455	(15,586)	(456)
Provision (benefit) for income taxes	(2,283)	177	(6,117)	(176)

Income (loss) from operations	(3,533)	278	(9,469)	(280)
Loss on divestiture of operations	(940)	(356)	(2,184)	(1,526)

Loss from discontinued operations	$(4,473)	$(78)	$(11,653)	$(1,806)

The following table sets forth certain discontinued operating data by business segment (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Revenues:
Hospital division	$(61)	$2,884	$(117)	$6,669
Nursing center division	34,479	119,875	138,549	241,562

	$34,418	$122,759	$138,432	$248,231

Operating income (loss):
Hospital division	$(281)	$(726)	$(954)	$(2,472)
Nursing center division	(1,271)	18,989	6,113	37,779

	$(1,552)	$18,263	$5,159	$35,307

Rent:
Hospital division	$—	$265	$16	$640
Nursing center division	3,651	14,249	16,483	28,397

	$3,651	$14,514	$16,499	$29,037

Depreciation:
Hospital division	$—	$58	$4	$315
Nursing center division	622	3,245	4,259	6,426

	$622	$3,303	$4,263	$6,741

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 3 – DISCONTINUED OPERATIONS (Continued)

A summary of the net assets held for sale follows (in thousands):

	June 30, 2013	December 31, 2012
Long-term assets:
Property and equipment, net	$2,803	$4,126
Other	—	5

	2,803	4,131
Current liabilities (included in other accrued liabilities)	(57)	—

	$2,746	$4,131

NOTE 4 – ACQUISITIONS

In May 2013, the Company acquired the real estate of a previously leased hospital for $25.2 million. Annual rent associated with the hospital aggregated $2.5 million.

In May 2013, the Company acquired two home health and hospice businesses for $1.7 million.

During the six months ended June 30, 2012, the Company acquired the real estate of two previously leased hospitals for $67.9 million. Annual rent associated with the hospitals aggregated $5.5 million.

The purchase price of acquired businesses and acquired leased facilities resulted from negotiations with each of the sellers that were based upon both the historical and expected future cash flows of the respective businesses and real estate values. All of these acquisitions were financed through operating cash flows and borrowings under the Company’s revolving credit facility.

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

A summary of revenues by payor type follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Medicare	$593,557	$601,890	$1,243,279	$1,238,172
Medicaid	209,145	214,120	418,684	427,201
Medicare Advantage	110,611	106,737	223,187	213,891
Other	570,859	574,995	1,160,094	1,159,493

	1,484,172	1,497,742	3,045,244	3,038,757
Eliminations	(73,812)	(72,824)	(148,566)	(147,154)

	$1,410,360	$1,424,918	$2,896,678	$2,891,603

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

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 6 – EARNINGS PER SHARE (Continued)

A computation of earnings per common share follows (in thousands, except per share amounts):

	Three months ended June 30,				Six months ended June 30,
	2013		2012		2013		2012
	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted
Earnings:
Amounts attributable to Kindred stockholders:
Income from continuing operations:
As reported in Statement of Operations	$6,218	$6,218	$15,580	$15,580	$16,455	$16,455	$35,499	$35,499
Allocation to participating unvested restricted stockholders	(205)	(205)	(374)	(373)	(504)	(504)	(669)	(669)

Available to common stockholders	$6,013	$6,013	$15,206	$15,207	$15,951	$15,951	$34,830	$34,830

Discontinued operations, net of income taxes:
Income (loss) from operations:
As reported in Statement of Operations	$(3,533)	$(3,533)	$278	$278	$(9,469)	$(9,469)	$(280)	$(280)
Allocation to participating unvested restricted stockholders	117	117	(7)	(7)	290	290	5	5

Available to common stockholders	$(3,416)	$(3,416)	$271	$271	$(9,179)	$(9,179)	$(275)	$(275)

Loss on divestiture of operations:
As reported in Statement of Operations	$(940)	$(940)	$(356)	$(356)	$(2,184)	$(2,184)	$(1,526)	$(1,526)
Allocation to participating unvested restricted stockholders	31	31	9	9	67	67	29	29

Available to common stockholders	$(909)	$(909)	$(347)	$(347)	$(2,117)	$(2,117)	$(1,497)	$(1,497)

Loss from discontinued operations:
As reported in Statement of Operations	$(4,473)	$(4,473)	$(78)	$(78)	$(11,653)	$(11,653)	$(1,806)	$(1,806)
Allocation to participating unvested restricted stockholders	148	148	2	2	357	357	34	34

Available to common stockholders	$(4,325)	$(4,325)	$(76)	$(76)	$(11,296)	$(11,296)	$(1,772)	$(1,772)

Net income:
As reported in Statement of Operations	$1,745	$1,745	$15,502	$15,502	$4,802	$4,802	$33,693	$33,693
Allocation to participating unvested restricted stockholders	(57)	(57)	(372)	(371)	(147)	(147)	(635)	(635)

Available to common stockholders	$1,688	$1,688	$15,130	$15,131	$4,655	$4,655	$33,058	$33,058

Shares used in the computation:
Weighted average shares outstanding – basic computation	52,265	52,265	51,664	51,664	52,164	52,164	51,633	51,633

Dilutive effect of employee stock options		19		11		20		24

Adjusted weighted average shares outstanding – diluted computation		52,284		51,675		52,184		51,657

Earnings per common share:
Income from continuing operations	$0.12	$0.12	$0.29	$0.29	$0.31	$0.31	$0.67	$0.67
Discontinued operations:
Income (loss) from operations	(0.07)	(0.07)	0.01	0.01	(0.18)	(0.18)	—	—
Loss on divestiture of operations	(0.02)	(0.02)	(0.01)	(0.01)	(0.04)	(0.04)	(0.03)	(0.03)

Loss from discontinued operations	(0.09)	(0.09)	—	—	(0.22)	(0.22)	(0.03)	(0.03)

Net income	$0.03	$0.03	$0.29	$0.29	$0.09	$0.09	$0.64	$0.64

Number of antidilutive stock options excluded from shares used in the diluted earnings per common share computation		1,235		2,296		1,270		2,296

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

Segment operating income for the six months ended June 30, 2013 included one-time bonus costs paid to employees who do not participate in the Company’s incentive compensation program of $24.5 million (hospital division – $8.8 million, nursing center division – $8.3 million, rehabilitation division – $6.3 million (skilled nursing rehabilitation services – $5.0 million and hospital rehabilitation services – $1.3 million), home health and hospice division – $0.8 million and corporate – $0.3 million).

Segment operating income for the hospital division also included employee retention costs of $0.2 million and $0.5 million for the three months ended June 30, 2013 and for the six months ended June 30, 2013, respectively, incurred in connection with the planned divestiture of the Vibra Facilities.

Segment operating income for the hospital division for the three months ended June 30, 2012 included severance ($0.5 million) and other miscellaneous costs ($0.9 million) incurred in connection with the closing of two TC hospitals and $5.0 million for employment-related lawsuits. Operating income for the hospital division for the six months ended June 30, 2012 included severance ($2.5 million) and other miscellaneous costs ($1.0 million) incurred in connection with the closing of a regional office and two TC hospitals, and $5.0 million for employment-related lawsuits.

Segment operating income for the nursing center division for both the three months ended June 30, 2012 and the six months ended June 30, 2012 included $0.9 million incurred in connection with the cancellation of a sub-acute unit project.

Rent expense for the hospital division included $0.9 million in both the three months ended June 30, 2012 and the six months ended June 30, 2012 incurred in connection with the closing of a TC hospital.

Interest expense for corporate included $1.4 million in both the three months ended June 30, 2013 and the six months ended June 30, 2013 related to charges associated with the modification of certain of the Company’s senior debt. See Note 10.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 7 – BUSINESS SEGMENT DATA (Continued)

The following table sets forth certain data by business segment (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Revenues:
Hospital division	$691,316	$714,517	$1,439,530	$1,463,900
Nursing center division	419,497	425,812	846,691	859,220
Rehabilitation division:
Skilled nursing rehabilitation services	250,543	255,139	510,063	510,562
Hospital rehabilitation services	69,777	73,402	144,300	147,771

	320,320	328,541	654,363	658,333
Home health and hospice division	53,039	28,872	104,660	57,304

	1,484,172	1,497,742	3,045,244	3,038,757
Eliminations:
Skilled nursing rehabilitation services	(44,958)	(43,353)	(89,659)	(87,880)
Hospital rehabilitation services	(27,308)	(27,646)	(55,302)	(55,807)
Nursing centers	(1,546)	(1,825)	(3,605)	(3,467)

	(73,812)	(72,824)	(148,566)	(147,154)

	$1,410,360	$1,424,918	$2,896,678	$2,891,603

Income from continuing operations:
Operating income (loss):
Hospital division	$142,907	$142,668	$304,726	$304,494
Nursing center division	54,034	56,952	97,180	109,471
Rehabilitation division:
Skilled nursing rehabilitation services	22,519	21,477	36,528	34,209
Hospital rehabilitation services	19,573	17,860	37,705	33,976

	42,092	39,337	74,233	68,185
Home health and hospice division	3,961	2,789	6,747	5,130
Corporate:
Overhead	(43,199)	(44,723)	(88,781)	(87,451)
Insurance subsidiary	(384)	(600)	(893)	(1,082)

	(43,583)	(45,323)	(89,674)	(88,533)
Impairment charges	(16,228)	(279)	(16,588)	(1,053)
Transaction costs	(790)	(597)	(3,019)	(1,082)

Operating income	182,393	195,547	373,605	396,612
Rent	(97,741)	(96,420)	(194,542)	(191,594)
Depreciation and amortization	(46,338)	(46,499)	(95,651)	(91,751)
Interest, net	(27,605)	(26,450)	(55,689)	(52,742)

Income from continuing operations before income taxes	10,709	26,178	27,723	60,525
Provision for income taxes	4,409	10,837	10,770	24,814

	$6,300	$15,341	$16,953	$35,711

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 7 – BUSINESS SEGMENT DATA (Continued)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Rent:
Hospital division	$53,855	$54,079	$107,003	$107,230
Nursing center division	40,890	39,699	81,479	79,011
Rehabilitation division:
Skilled nursing rehabilitation services	1,197	1,408	2,432	2,848
Hospital rehabilitation services	19	39	36	117

	1,216	1,447	2,468	2,965
Home health and hospice division	1,155	609	2,341	1,224
Corporate	625	586	1,251	1,164

	$97,741	$96,420	$194,542	$191,594

Depreciation and amortization:
Hospital division	$21,752	$22,807	$45,693	$45,153
Nursing center division	10,371	9,957	21,208	19,485
Rehabilitation division:
Skilled nursing rehabilitation services	2,878	2,752	5,990	5,412
Hospital rehabilitation services	2,319	2,323	4,650	4,647

	5,197	5,075	10,640	10,059
Home health and hospice division	1,615	925	3,141	1,823
Corporate	7,403	7,735	14,969	15,231

	$46,338	$46,499	$95,651	$91,751

Capital expenditures, excluding acquisitions (including discontinued operations):
Hospital division:
Routine	$5,593	$9,095	$15,864	$19,440
Development	5,079	11,289	7,467	21,238

	10,672	20,384	23,331	40,678

Nursing center division:
Routine	4,259	3,417	10,078	7,646
Development	7	1,087	7	1,760

	4,266	4,504	10,085	9,406

Rehabilitation division:
Skilled nursing rehabilitation services:
Routine	464	569	1,069	895
Development	—	—	—	—

	464	569	1,069	895

Hospital rehabilitation services:
Routine	45	60	77	106
Development	—	—	—	—

	45	60	77	106

Home health and hospice division:
Routine	339	145	534	269
Development	—	—	—	—

	339	145	534	269

Corporate:
Routine:
Information systems	6,436	15,195	11,725	22,059
Other	294	278	453	450

	$22,516	$41,135	$47,274	$73,863

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 7 – BUSINESS SEGMENT DATA (Continued)

	June 30, 2013	December 31, 2012
Assets at end of period:
Hospital division	$2,111,019	$2,129,303
Nursing center division	587,382	626,016
Rehabilitation division:
Skilled nursing rehabilitation services	354,427	336,445
Hospital rehabilitation services	333,721	340,668

	688,148	677,113
Home health and hospice division	208,774	202,156
Corporate	619,328	603,358

	$4,214,651	$4,237,946

Goodwill:
Hospital division	$747,065	$747,065
Rehabilitation division:
Skilled nursing rehabilitation services	—	—
Hospital rehabilitation services	168,019	168,019

	168,019	168,019
Home health and hospice division	126,712	126,182

	$1,041,796	$1,041,266

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

The provision for loss for insurance risks, including the cost of coverage maintained with unaffiliated commercial insurance carriers, follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Professional liability:
Continuing operations	$20,217	$18,152	$40,641	$34,867
Discontinued operations	1,503	2,422	6,544	4,456
Workers compensation:
Continuing operations	$13,353	$13,911	$27,099	$27,265
Discontinued operations	1,244	1,625	2,970	3,242

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 8 – INSURANCE RISKS (Continued)

A summary of the assets and liabilities related to insurance risks included in the accompanying unaudited condensed consolidated balance sheet follows (in thousands):

	June 30, 2013			December 31, 2012
	Professional liability	Workers compensation	Total	Professional liability	Workers compensation	Total
Assets:
Current:
Insurance subsidiary investments	$58,500	$35,452	$93,952	$53,133	$33,035	$86,168
Reinsurance recoverables	4,814	—	4,814	5,382	—	5,382
Other	—	150	150	—	150	150

	63,314	35,602	98,916	58,515	33,185	91,700
Non-current:
Insurance subsidiary investments	72,101	77,933	150,034	46,546	69,878	116,424
Reinsurance and other recoverables	66,549	74,911	141,460	58,025	76,794	134,819
Deposits	4,238	1,489	5,727	3,977	1,574	5,551
Other	—	40	40	—	40	40

	142,888	154,373	297,261	108,548	148,286	256,834

	$206,202	$189,975	$396,177	$167,063	$181,471	$348,534

Liabilities:
Allowance for insurance risks:
Current	$59,362	$39,567	$98,929	$54,088	$37,096	$91,184
Non-current	246,386	158,840	405,226	236,630	156,265	392,895

	$305,748	$198,407	$504,155	$290,718	$193,361	$484,079

Provisions for loss for professional liability risks retained by the Company’s limited purpose insurance subsidiary have been discounted based upon actuarial estimates of claim payment patterns using a discount rate of 1% to 5% depending upon the policy year. The discount rate was 1% for the 2013 and 2012 policy years. The discount rates are based upon the risk free interest rate for the respective year. Amounts equal to the discounted loss provision are funded annually. The Company does not fund the portion of professional liability risks related to estimated claims that have been incurred but not reported. Accordingly, these liabilities are not discounted. If the Company did not discount any of the allowances for professional liability risks, these balances would have approximated $308.6 million at June 30, 2013 and $293.3 million at December 31, 2012.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 9 – INSURANCE SUBSIDIARY INVESTMENTS (Continued)

The cost for equities, amortized cost for debt securities and estimated fair value of the Company’s insurance subsidiary investments follows (in thousands):

	June 30, 2013				December 31, 2012
	Cost	Unrealized gains	Unrealized losses	Fair value	Cost	Unrealized gains	Unrealized losses	Fair value
Cash and cash equivalents (a)	$183,040	$—	$—	$183,040	$140,162	$—	$—	$140,162
Debt securities:
Corporate bonds	19,030	37	(38)	19,029	21,352	118	(16)	21,454
Debt securities issued by U.S. government agencies	18,987	47	(22)	19,012	16,624	89	—	16,713
U.S. Treasury notes	7,108	3	(4)	7,107	6,131	3	—	6,134

	45,125	87	(64)	45,148	44,107	210	(16)	44,301
Equities by industry:
Consumer	1,472	727	—	2,199	2,171	599	(15)	2,755
Industrials	1,578	363	(26)	1,915	2,039	331	(53)	2,317
Financial services	1,049	362	(54)	1,357	1,419	284	(86)	1,617
Technology	1,002	286	—	1,288	1,482	268	(70)	1,680
Healthcare	979	285	—	1,264	1,474	179	(14)	1,639
Other	1,839	705	(73)	2,471	2,554	706	(243)	3,017

	7,919	2,728	(153)	10,494	11,139	2,367	(481)	13,025
Certificates of deposit	5,300	4	—	5,304	5,101	3	—	5,104

	$241,384	$2,819	$(217)	$243,986	$200,509	$2,580	$(497)	$202,592

(a)	Includes $7.2 million and $3.7 million of money market funds at June 30, 2013 and December 31, 2012, respectively.

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

The Company considered the severity and duration of its unrealized losses at June 30, 2013 and recognized a $0.1 million pretax-other-than-temporary impairment during the six months ended June 30, 2013 for various investments held in its insurance subsidiary investment portfolio. The Company considered the severity and duration of its unrealized losses at June 30, 2012 for various investments held in its insurance subsidiary investment portfolio and determined that these unrealized losses were temporary and did not record any impairment losses related to these investments.

As a result of deterioration in professional liability and workers compensation underwriting results of the Company’s limited purpose insurance subsidiary in 2012 and 2011, the Company made capital contributions of $14.2 million and $8.6 million during the six months ended June 30, 2013 and 2012, respectively, to its limited purpose insurance subsidiary. These transactions were completed in accordance with applicable regulations. Neither capital contribution had any impact on earnings.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 10 – LONG-TERM DEBT

During the second quarter of 2013, the Company completed an amendment and restatement of its Term Loan Facility to reduce its annual interest cost by 100 basis points. The applicable interest rate on the Term Loan Facility, which matures on June 1, 2018, was reduced by 50 basis points to LIBOR plus 325 basis points (previously LIBOR plus 375 basis points). In addition, the LIBOR floor was reduced to 1.00% from 1.50%. The Company recorded charges associated with the amendment and restatement of $1.4 million during the second quarter of 2013 which is included in interest expense in the accompanying unaudited condensed consolidated statement of operations.

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

Legal and regulatory proceedings—The Company is a party to various legal actions (some of which are not insured), and regulatory and other governmental and internal audits and investigations in the ordinary course of business (including investigations resulting from the Company’s obligation to self-report suspected violations of law by the Company). The Company cannot predict the ultimate outcome of pending litigation and regulatory and other governmental audits and investigations. These matters could potentially subject the Company to sanctions, damages, recoupments, fines and other penalties. The U.S. Department of Justice (the “DOJ”), the Centers for Medicare and Medicaid Services (“CMS”) or other federal and state enforcement and regulatory agencies may conduct additional investigations related to the Company’s businesses in the future which may, either individually or in the aggregate, have a material adverse effect on the Company’s business, financial position, results of operations and liquidity. See Note 14.

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

(Unaudited)

NOTE 12 – FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

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

(Unaudited)

NOTE 12 – FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)

The Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis and any associated losses are summarized below (in thousands):

	Fair value measurements			Assets/liabilities at fair value	Total losses
	Level 1	Level 2	Level 3
June 30, 2013:
Recurring:
Assets:
Available-for-sale debt securities:
Corporate bonds	$—	$19,029	$—	$19,029	$—
Debt securities issued by U.S. government agencies	—	19,012	—	19,012	—
U.S. Treasury notes	7,107	—	—	7,107	—

	7,107	38,041	—	45,148	—
Available-for-sale equity securities	10,494	—	—	10,494	—
Money market funds	10,541	—	—	10,541	—
Certificates of deposit	—	5,304	—	5,304	—

Total available-for-sale investments	28,142	43,345	—	71,487	—
Deposits held in money market funds	346	4,239	—	4,585	—

	$28,488	$47,584	$—	$76,072	$—

Liabilities:
Interest rate swaps	$—	$(1,333)	$—	$(1,333)	$—

Non-recurring:
Assets:
Hospital available for sale	$—	$—	$3,250	$3,250	$(1,250)
Property and equipment	—	—	3,307	3,307	(16,715)

	$—	$—	$6,557	$6,557	$(17,965)

Liabilities	$—	$—	$—	$—	$—

December 31, 2012:
Recurring:
Assets:
Available-for-sale debt securities:
Corporate bonds	$—	$21,454	$—	$21,454	$—
Debt securities issued by U.S. government agencies	—	16,713	—	16,713	—
U.S. Treasury notes	6,134	—	—	6,134	—

	6,134	38,167	—	44,301	—
Available-for-sale equity securities	13,025	—	—	13,025	—
Money market funds	7,438	—	—	7,438	—
Certificates of deposit	—	5,104	—	5,104	—

Total available-for-sale investments	26,597	43,271	—	69,868	—
Deposits held in money market funds	347	3,978	—	4,325	—

	$26,944	$47,249	$—	$74,193	$—

Liabilities:
Interest rate swaps	$—	$(2,649)	$—	$(2,649)	$—

Non-recurring:
Assets:
Hospital available for sale	$—	$—	$105	$105	$(569)
Property and equipment	—	—	286	286	(3,630)
Goodwill—skilled nursing rehabilitation services	—	—	—	—	(107,899)
Intangible assets—Medicare license	—	—	—	—	(2,530)

	$—	$—	$391	$391	$(114,628)

Liabilities	$—	$—	$—	$—	$—

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 12 – FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)

Recurring measurements

The Company’s available-for-sale investments held by its limited purpose insurance subsidiary consist of debt securities, equities, money market funds and certificates of deposit. These available-for-sale investments and the insurance subsidiary’s cash and cash equivalents of $175.8 million as of June 30, 2013 and $136.5 million as of December 31, 2012, classified as insurance subsidiary investments, are maintained for the payment of claims and expenses related to professional liability and workers compensation risks.

The Company also has available-for-sale investments totaling $3.4 million as of June 30, 2013 and $3.7 million as of December 31, 2012 related to a deferred compensation plan that is maintained for certain of the Company’s current and former employees.

The fair value of actively traded debt and equity securities and money market funds are based upon quoted market prices and are generally classified as Level 1. The fair value of inactively traded debt securities and certificates of deposit are based upon either quoted market prices of similar securities or observable inputs such as interest rates using either a market or income valuation approach and are generally classified as Level 2. The Company’s investment advisors obtain and review pricing for each security. The Company is responsible for the determination of fair value and as such the Company reviews the pricing information from its advisors in determining reasonable estimates of fair value. Based upon the Company’s internal review procedures, there were no adjustments to the prices during the three or six months ended June 30, 2013 or June 30, 2012.

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

	June 30, 2013		December 31, 2012
(In thousands)	Carrying value	Fair value	Carrying value	Fair value
Cash and cash equivalents	$37,427	$37,427	$50,007	$50,007
Cash–restricted	5,046	5,046	5,197	5,197
Insurance subsidiary investments	243,986	243,986	202,592	202,592
Tax refund escrow investments	207	207	207	207
Long-term debt, including amounts due within one year (excluding capital lease obligations totaling $18,000 and $0.6 million at June 30, 2013 and December 31, 2012, respectively)	1,670,624	1,679,193	1,657,039	1,630,649

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 12 – FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)

Non-recurring measurements

In the second quarter of 2013, the Company recorded an asset impairment charge of $15.6 million related to the planned sale of the Vibra Facilities. These charges reflect the amount by which the carrying value of certain property and equipment exceeded its estimated fair value. The fair value of property and equipment was measured using a Level 3 input of the pending offer and replacement costs adjusted for depreciation, economic obsolescence and inflation.

During the six months ended June 30, 2013, the Company reduced the fair value of a hospital held for sale based upon a pending offer, which resulted in a pretax loss of $1.3 million recorded in discontinued operations. The primary reason for the reduction was to compensate for certain real estate restrictions associated with the property. The fair value of the asset was measured using a Level 3 input of the pending offer.

CMS issued final rules which, among other things, significantly reduced Medicare payments to nursing centers and changed the reimbursement for the provision for group rehabilitation therapy services to Medicare beneficiaries beginning October 1, 2011 (the “2011 CMS Rules”). The Company recorded pretax impairment charges aggregating $0.6 million and $1.0 million in the second quarter of 2013 and for the six months ended June 30, 2013, respectively, for property and equipment expenditures in the nursing center asset groups that were determined to be impaired by the 2011 CMS Rules. These charges reflected the amount by which the carrying value of certain assets exceeded their estimated fair value. The fair value of property and equipment was measured using Level 3 inputs such as replacement costs factoring in depreciation, economic obsolesce and inflation trends.

NOTE 13 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION

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

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 13 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

The following unaudited condensed consolidating financial data present the financial position of the parent company/issuer, the guarantor subsidiaries and the non-guarantor subsidiaries as of June 30, 2013 and December 31, 2012, and the respective results of operations and cash flows for the three and six months ended June 30, 2013 and June 30, 2012.

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)

	Three months ended June 30, 2013
(In thousands)	Parent company/ issuer	Guarantor subsidiaries	Non-guarantor subsidiaries	Consolidating and eliminating adjustments	Consolidated
Revenues	$—	$1,320,072	$119,310	$(29,022)	$1,410,360

Salaries, wages and benefits	—	785,604	43,803	—	829,407
Supplies	—	89,834	7,984	—	97,818
Rent	—	89,278	8,463	—	97,741
Other operating expenses	—	262,247	51,313	(29,022)	284,538
Other (income) expense	—	199	(223)	—	(24)
Impairment charges	—	16,228	—	—	16,228
Depreciation and amortization	—	43,516	2,822	—	46,338
Management fees	—	(3,217)	3,217	—	—
Intercompany interest (income) expense from affiliates	(25,976)	17,362	8,614	—	—
Interest expense	29,025	12	49	—	29,086
Investment income	—	(93)	(1,388)	—	(1,481)
Equity in net income of consolidating affiliates	(3,569)	—	—	3,569	—

	(520)	1,300,970	124,654	(25,453)	1,399,651

Income (loss) from continuing operations before income taxes	520	19,102	(5,344)	(3,569)	10,709
Provision (benefit) for income taxes	(1,225)	4,860	774	—	4,409

Income (loss) from continuing operations	1,745	14,242	(6,118)	(3,569)	6,300
Discontinued operations, net of income taxes:
Loss from operations	—	(3,533)	—	—	(3,533)
Loss on divestiture of operations	—	(940)	—	—	(940)

Loss from discontinued operations	—	(4,473)	—	—	(4,473)

Net income (loss)	1,745	9,769	(6,118)	(3,569)	1,827
Earnings attributable to noncontrolling interests	—	—	(82)	—	(82)

Income (loss) attributable to Kindred	$1,745	$9,769	$(6,200)	$(3,569)	$1,745

Comprehensive income (loss)	$970	$9,769	$(6,907)	$(2,780)	$1,052

Comprehensive income (loss) attributable to Kindred	$970	$9,769	$(6,989)	$(2,780)	$970

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 13 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) (Continued)

	Three months ended June 30, 2012
(In thousands)	Parent company/ issuer	Guarantor subsidiaries	Non-guarantor subsidiaries	Consolidating and eliminating adjustments	Consolidated
Revenues	$—	$1,334,705	$115,324	$(25,111)	$1,424,918

Salaries, wages and benefits	—	807,388	40,954	—	848,342
Supplies	—	92,506	9,142	—	101,648
Rent	—	88,929	7,491	—	96,420
Other operating expenses	—	259,247	48,120	(25,111)	282,256
Other income	—	(2,497)	(657)	—	(3,154)
Impairment charges	—	279	—	—	279
Depreciation and amortization	—	43,686	2,813	—	46,499
Management fees	—	(3,029)	3,029	—	—
Intercompany interest (income) expense from affiliates	(28,340)	20,215	8,125	—	—
Interest expense	26,568	26	121	—	26,715
Investment income	—	(55)	(210)	—	(265)
Equity in net income of consolidating affiliates	(14,026)	—	—	14,026	—

	(15,798)	1,306,695	118,928	(11,085)	1,398,740

Income (loss) from continuing operations before income taxes	15,798	28,010	(3,604)	(14,026)	26,178
Provision for income taxes	296	10,313	228	—	10,837

Income (loss) from continuing operations	15,502	17,697	(3,832)	(14,026)	15,341
Discontinued operations, net of income taxes:
Income from operations	—	278	—	—	278
Loss on divestiture of operations	—	(356)	—	—	(356)

Loss from discontinued operations	—	(78)	—	—	(78)

Net income (loss)	15,502	17,619	(3,832)	(14,026)	15,263
Loss attributable to noncontrolling interests	—	—	239	—	239

Income (loss) attributable to Kindred	$15,502	$17,619	$(3,593)	$(14,026)	$15,502

Comprehensive income (loss)	$14,751	$17,619	$(3,967)	$(13,891)	$14,512

Comprehensive income (loss) attributable to Kindred	$14,751	$17,619	$(3,728)	$(13,891)	$14,751

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 13 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) (Continued)

	Six months ended June 30, 2013
(In thousands)	Parent company/ issuer	Guarantor subsidiaries	Non-guarantor subsidiaries	Consolidating and eliminating adjustments	Consolidated
Revenues	$—	$2,707,540	$247,181	$(58,043)	$2,896,678

Salaries, wages and benefits	—	1,646,290	89,123	—	1,735,413
Supplies	—	182,871	16,827	—	199,698
Rent	—	178,051	16,491	—	194,542
Other operating expenses	—	526,746	103,693	(58,043)	572,396
Other income	—	(169)	(853)	—	(1,022)
Impairment charges	—	16,588	—	—	16,588
Depreciation and amortization	—	89,715	5,936	—	95,651
Management fees	—	(6,276)	6,276	—	—
Intercompany interest (income) expense from affiliates	(53,911)	36,601	17,310	—	—
Interest expense	57,119	36	105	—	57,260
Investment income	—	(134)	(1,437)	—	(1,571)
Equity in net income of consolidating affiliates	(6,692)	—	—	6,692	—

	(3,484)	2,670,319	253,471	(51,351)	2,868,955

Income (loss) from continuing operations before income taxes	3,484	37,221	(6,290)	(6,692)	27,723
Provision (benefit) for income taxes	(1,318)	11,188	900	—	10,770

Income (loss) from continuing operations	4,802	26,033	(7,190)	(6,692)	16,953
Discontinued operations, net of income taxes:
Loss from operations	—	(9,469)	—	—	(9,469)
Loss on divestiture of operations	—	(2,184)	—	—	(2,184)

Loss from discontinued operations	—	(11,653)	—	—	(11,653)

Net income (loss)	4,802	14,380	(7,190)	(6,692)	5,300
Earnings attributable to noncontrolling interests	—	—	(498)	—	(498)

Income (loss) attributable to Kindred	$4,802	$14,380	$(7,688)	$(6,692)	$4,802

Comprehensive income (loss)	$5,661	$14,380	$(6,853)	$(7,029)	$6,159

Comprehensive income (loss) attributable to Kindred	$5,661	$14,380	$(7,351)	$(7,029)	$5,661

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 13 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) (Continued)

	Six months ended June 30, 2012
(In thousands)	Parent company/ issuer	Guarantor subsidiaries	Non-guarantor subsidiaries	Consolidating and eliminating adjustments	Consolidated
Revenues	$—	$2,700,187	$241,639	$(50,223)	$2,891,603

Salaries, wages and benefits	—	1,647,806	84,774	—	1,732,580
Supplies	—	187,140	19,139	—	206,279
Rent	—	176,190	15,404	—	191,594
Other operating expenses	—	513,560	98,034	(50,223)	561,371
Other income	—	(5,102)	(1,190)	—	(6,292)
Impairment charges	—	1,053	—	—	1,053
Depreciation and amortization	—	85,557	6,194	—	91,751
Management fees	—	(6,377)	6,377	—	—
Intercompany interest (income) expense from affiliates	(56,247)	39,587	16,660	—	—
Interest expense	52,861	168	263	—	53,292
Investment income	—	(75)	(475)	—	(550)
Equity in net income of consolidating affiliates	(31,172)	—	—	31,172	—

	(34,558)	2,639,507	245,180	(19,051)	2,831,078

Income (loss) from continuing operations before income taxes	34,558	60,680	(3,541)	(31,172)	60,525
Provision for income taxes	865	23,614	335	—	24,814

Income (loss) from continuing operations	33,693	37,066	(3,876)	(31,172)	35,711
Discontinued operations, net of income taxes:
Loss from operations	—	(280)	—	—	(280)
Loss on divestiture of operations	—	(1,526)	—	—	(1,526)

Loss from discontinued operations	—	(1,806)	—	—	(1,806)

Net income (loss)	33,693	35,260	(3,876)	(31,172)	33,905
Earnings attributable to noncontrolling interests	—	—	(212)	—	(212)

Income (loss) attributable to Kindred	$33,693	$35,260	$(4,088)	$(31,172)	$33,693

Comprehensive income (loss)	$33,717	$35,260	$(3,279)	$(31,769)	$33,929

Comprehensive income (loss) attributable to Kindred	$33,717	$35,260	$(3,491)	$(31,769)	$33,717

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 13 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Condensed Consolidating Balance Sheet

	As of June 30, 2013
(In thousands)	Parent company/ issuer	Guarantor subsidiaries	Non-guarantor subsidiaries	Consolidating and eliminating adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$29,187	$8,240	$—	$37,427
Cash—restricted	—	5,046	—	—	5,046
Insurance subsidiary investments	—	—	93,952	—	93,952
Accounts receivable, net	—	950,590	85,972	—	1,036,562
Inventories	—	27,768	2,955	—	30,723
Deferred tax assets	—	20,433	—	—	20,433
Income taxes	—	14,534	367	—	14,901
Other	—	27,711	5,014	—	32,725

	—	1,075,269	196,500	—	1,271,769

Property and equipment, net	—	1,046,189	50,856	—	1,097,045
Goodwill	—	772,063	269,733	—	1,041,796
Intangible assets, net	—	407,077	22,675	—	429,752
Assets held for sale	—	2,803	—	—	2,803
Insurance subsidiary investments	—	—	150,034	—	150,034
Investment in subsidiaries	228,828	—	—	(228,828)	—
Intercompany	2,667,626	—	—	(2,667,626)	—
Deferred tax assets	—	—	13,751	(13,751)	—
Other	42,610	102,976	75,866	—	221,452

	$2,939,064	$3,406,377	$779,415	$(2,910,205)	$4,214,651

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$41	$176,951	$13,287	$—	$190,279
Salaries, wages and other compensation	—	324,210	45,872	—	370,082
Due to third party payors	—	26,205	—	—	26,205
Professional liability risks	—	3,608	55,754	—	59,362
Other accrued liabilities	9,374	105,929	8,521	—	123,824
Long-term debt due within one year	8,000	105	251	—	8,356

	17,415	637,008	123,685	—	778,108
Long-term debt	1,658,145	304	3,837	—	1,662,286
Intercompany	—	2,326,475	341,151	(2,667,626)	—
Professional liability risks	—	76,269	170,117	—	246,386
Deferred tax liabilities	—	24,373	—	(13,751)	10,622
Deferred credits and other liabilities	—	139,351	78,721	—	218,072
Commitments and contingencies
Equity:
Stockholders’ equity	1,263,504	202,597	26,231	(228,828)	1,263,504
Noncontrolling interests	—	—	35,673	—	35,673

	1,263,504	202,597	61,904	(228,828)	1,299,177

	$2,939,064	$3,406,377	$779,415	$(2,910,205)	$4,214,651

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 13 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

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

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 13 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Condensed Consolidating Statement of Cash Flows

	Three months ended June 30, 2013
(In thousands)	Parent company/ issuer	Guarantor subsidiaries	Non-guarantor subsidiaries	Consolidating and eliminating adjustments	Consolidated
Net cash provided by (used in) operating activities	$(17,517)	$64,109	$7,042	$—	$53,634

Cash flows from investing activities:
Routine capital expenditures	—	(16,541)	(889)	—	(17,430)
Development capital expenditures	—	(4,734)	(352)	—	(5,086)
Acquisitions, net of cash acquired	—	(26,933)	—	—	(26,933)
Sale of assets	—	7,243	—	—	7,243
Purchase of insurance subsidiary investments	—	—	(11,759)	—	(11,759)
Sale of insurance subsidiary investments	—	—	15,526	—	15,526
Net change in insurance subsidiary cash and cash equivalents	—	—	(9,782)	—	(9,782)
Change in other investments	—	39	—	—	39
Other	—	(77)	—	—	(77)

Net cash used in investing activities	—	(41,003)	(7,256)	—	(48,259)

Cash flows from financing activities:
Proceeds from borrowings under revolving credit	377,900	—	—	—	377,900
Repayment of borrowings under revolving credit	(385,200)	—	—	—	(385,200)
Repayment of other long-term debt	(1,969)	(26)	(65)	—	(2,060)
Payment of deferred financing costs	(455)	—	—	—	(455)
Distribution made to noncontrolling interests	—	—	(1,019)	—	(1,019)
Issuance of common stock	203	—	—	—	203
Other	—	19	—	—	19
Net change in intercompany accounts	27,038	(25,901)	(1,137)	—	—

Net cash provided by (used in) financing activities	17,517	(25,908)	(2,221)	—	(10,612)

Change in cash and cash equivalents	—	(2,802)	(2,435)	—	(5,237)
Cash and cash equivalents at beginning of period	—	31,989	10,675	—	42,664

Cash and cash equivalents at end of period	$—	$29,187	$8,240	$—	$37,427

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 13 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Condensed Consolidating Statement of Cash Flows (Continued)

	Three months ended June 30, 2012
(In thousands)	Parent company/ issuer	Guarantor subsidiaries	Non-guarantor subsidiaries	Consolidating and eliminating adjustments	Consolidated
Net cash provided by (used in) operating activities	$4,545	$49,505	$(1,027)	$—	$53,023

Cash flows from investing activities:
Routine capital expenditures	—	(26,131)	(2,628)	—	(28,759)
Development capital expenditures	—	(11,329)	(1,047)	—	(12,376)
Acquisitions, net of cash acquired	—	(17,420)	—	—	(17,420)
Acquisition deposit	—	16,866	—	—	16,866
Purchase of insurance subsidiary investments	—	—	(7,425)	—	(7,425)
Sale of insurance subsidiary investments	—	—	8,004	—	8,004
Net change in insurance subsidiary cash and cash equivalents	—	—	(1,363)	—	(1,363)
Change in other investments	—	182	—	—	182
Other	—	(255)	—	—	(255)

Net cash used in investing activities	—	(38,087)	(4,459)	—	(42,546)

Cash flows from financing activities:
Proceeds from borrowings under revolving credit	449,300	—	—	—	449,300
Repayment of borrowings under revolving credit	(457,500)	—	—	—	(457,500)
Repayment of other long-term debt	(1,750)	(23)	(872)	—	(2,645)
Payment of deferred financing costs	(270)	—	—	—	(270)
Contribution made by noncontrolling interests	—	—	200	—	200
Distribution made to noncontrolling interests	—	—	(2,133)	—	(2,133)
Net change in intercompany accounts	5,675	(4,209)	(1,466)	—	—

Net cash used in financing activities	(4,545)	(4,232)	(4,271)	—	(13,048)

Change in cash and cash equivalents	—	7,186	(9,757)	—	(2,571)
Cash and cash equivalents at beginning of period	—	23,587	16,550	—	40,137

Cash and cash equivalents at end of period	$—	$30,773	$6,793	$—	$37,566

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 13 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Condensed Consolidating Statement of Cash Flows (Continued)

	Six months ended June 30, 2013
(In thousands)	Parent company/ issuer	Guarantor subsidiaries	Non-guarantor subsidiaries	Consolidating and eliminating adjustments	Consolidated
Net cash provided by (used in) operating activities	$(6,285)	$72,087	$12,665	$—	$78,467

Cash flows from investing activities:
Routine capital expenditures	—	(36,683)	(3,117)	—	(39,800)
Development capital expenditures	—	(6,956)	(518)	—	(7,474)
Acquisitions, net of cash acquired	—	(26,933)	—	—	(26,933)
Sale of assets	—	12,303	—	—	12,303
Purchase of insurance subsidiary investments	—	—	(22,595)	—	(22,595)
Sale of insurance subsidiary investments	—	—	25,528	—	25,528
Net change in insurance subsidiary cash and cash equivalents	—	—	(42,878)	—	(42,878)
Change in other investments	—	358	—	—	358
Capital contribution to insurance subsidiary	—	(14,220)	—	14,220	—
Other	—	(221)	—	—	(221)

Net cash used in investing activities	—	(72,352)	(43,580)	14,220	(101,712)

Cash flows from financing activities:
Proceeds from borrowings under revolving credit	861,400	—	—	—	861,400
Repayment of borrowings under revolving credit	(844,400)	—	—	—	(844,400)
Repayment of other long-term debt	(3,969)	(51)	(706)	—	(4,726)
Payment of deferred financing costs	(657)	—	—	—	(657)
Distribution made to noncontrolling interests	—	—	(1,510)	—	(1,510)
Issuance of common stock	207	—	—	—	207
Capital contribution to insurance subsidiary	—	—	14,220	(14,220)	—
Other	—	351	—	—	351
Net change in intercompany accounts	(6,296)	(8,218)	14,514	—	—

Net cash provided by (used in) financing activities	6,285	(7,918)	26,518	(14,220)	10,665

Change in cash and cash equivalents	—	(8,183)	(4,397)	—	(12,580)
Cash and cash equivalents at beginning of period	—	37,370	12,637	—	50,007

Cash and cash equivalents at end of period	$—	$29,187	$8,240	$—	$37,427

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 13 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Condensed Consolidating Statement of Cash Flows (Continued)

	Six months ended June 30, 2012
(In thousands)	Parent company/ issuer	Guarantor subsidiaries	Non-guarantor subsidiaries	Consolidating and eliminating adjustments	Consolidated
Net cash provided by operating activities	$7,048	$36,830	$5,720	$—	$49,598

Cash flows from investing activities:
Routine capital expenditures	—	(47,071)	(3,794)	—	(50,865)
Development capital expenditures	—	(21,032)	(1,966)	—	(22,998)
Acquisitions, net of cash acquired	—	(67,868)	—	—	(67,868)
Sale of assets	—	1,110	—	—	1,110
Purchase of insurance subsidiary investments	—	—	(21,198)	—	(21,198)
Sale of insurance subsidiary investments	—	—	22,010	—	22,010
Net change in insurance subsidiary cash and cash equivalents	—	—	(14,486)	—	(14,486)
Change in other investments	—	451	—	—	451
Capital contribution to insurance subsidiary	—	(8,600)	—	8,600	—
Other	—	(1,004)	—	—	(1,004)

Net cash used in investing activities	—	(144,014)	(19,434)	8,600	(154,848)

Cash flows from financing activities:
Proceeds from borrowings under revolving credit	964,700	—	—	—	964,700
Repayment of borrowings under revolving credit	(854,500)	—	—	—	(854,500)
Repayment of other long-term debt	(3,500)	(46)	(1,765)	—	(5,311)
Payment of deferred financing costs	(313)	—	—	—	(313)
Contribution made by noncontrolling interests	—	—	200	—	200
Distribution made to noncontrolling interests	—	—	(3,521)	—	(3,521)
Net change in intercompany accounts	(113,435)	116,178	(2,743)	—	—
Capital contribution to insurance subsidiary	—	—	8,600	(8,600)	—

Net cash provided by (used in) financing activities	(7,048)	116,132	771	(8,600)	101,255

Change in cash and cash equivalents	—	8,948	(12,943)	—	(3,995)
Cash and cash equivalents at beginning of period	—	21,825	19,736	—	41,561

Cash and cash equivalents at end of period	$—	$30,773	$6,793	$—	$37,566

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 14 – LEGAL AND REGULATORY PROCEEDINGS

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

In accordance with authoritative accounting guidance related to loss contingencies, the Company records an accrued liability for litigation and regulatory matters that are both probable and can be reasonably estimated. Additional losses in excess of amounts accrued may be reasonably possible. The Company reviews loss contingencies that are reasonably possible and determines whether an estimate of the possible loss or range of loss, individually or in aggregate, can be disclosed in the Company’s consolidated financial statements. These estimates are based upon currently available information for those legal and regulatory proceedings in which the Company is involved, taking into account the Company’s best estimate of losses for those matters for which such estimate can be made. The Company’s estimates involve significant judgment, given that (1) these legal and regulatory proceedings are in early stages; (2) discovery is not completed; (3) damages sought in these legal and regulatory proceedings can be unsubstantiated or indeterminate; (4) the matters present legal uncertainties or evolving areas of law; (5) there are often significant facts in dispute; and/or (6) there is a wide range of possible outcomes. Accordingly, the Company’s estimated loss or range of loss may change from time to time, and actual losses may be more or less than the current estimate. At this time, no estimate of the possible loss or range of loss, individually or in the aggregate, in excess of the amounts accrued, if any, can be made regarding the matters described below.

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

(Unaudited)

NOTE 14 – LEGAL AND REGULATORY PROCEEDINGS (Continued)

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

Employment-related lawsuits—the Company’s operations are subject to a variety of federal and state employment-related laws and regulations, including but not limited to the U.S. Fair Labor Standards Act, regulations of the Equal Employment Opportunity Commission, the Office of Civil Rights and state attorneys general, federal and state wage and hour laws and a variety of laws enacted by the federal and state governments that govern these and other employment-related matters. Accordingly, the Company is currently subject to employee-related claims, class action and other lawsuits and proceedings in connection with the Company’s operations, including but not limited to those related to alleged wrongful discharge, illegal discrimination and violations of equal employment and federal and state wage and hour laws. Because labor represents such a large portion of the Company’s operating costs, non-compliance with these evolving federal and state laws and regulations could subject the Company to significant back pay awards, fines and additional lawsuits and proceedings. These claims, lawsuits and proceedings are in various stages of adjudication or investigation and involve a wide variety of claims and potential outcomes. Based upon available information, the Company recorded a $5 million loss provision in 2012 related to these claims, lawsuits and proceedings, but the actual losses may be more than the provision for loss. Given the uncertainty of litigation, the outcome of these claims, lawsuits and proceedings cannot be predicted nor can the amount of any potential loss in excess of this amount be reasonably estimated. Additional information regarding two specific matters is set forth below.

Four wage and hour class action lawsuits are currently pending against the Company in federal district court in Los Angeles, California, and are being addressed together by the court. Each case pertains to alleged errors made by the Company with respect to regular pay and overtime pay calculations, waiting times, meal period waivers and wage statements under California law. On March 13, 2013, of the seven total classes sought for certification under these lawsuits, the court conditionally certified five classes for discovery purposes and declined to certify two others. Notice of class action certification and class members’ right to opt out of the lawsuit have been mailed to all of the Company’s current and former California hospital employees with an opt-out deadline of July 27, 2013. The Company intends to vigorously defend these claims and has taken affirmative steps to ensure compliance with applicable California laws.

Three wage and hour class action lawsuits against the Company alleging violations of federal and state wage and hour laws have been consolidated in federal district court in Chicago, Illinois. These lawsuits pertain to the Company’s previous automatic meal break deduction practice for non-exempt employees in the Company’s hospitals located outside California. The court granted conditional class certification in part on June 11, 2013. The Company intends to vigorously defend these claims.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 14 – LEGAL AND REGULATORY PROCEEDINGS (Continued)

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

Ordinary course matters—in addition to the matters described above, the Company is subject to investigations, claims and lawsuits in the ordinary course of business, including professional liability claims and investigations resulting from the Company’s obligation to self-report suspected violations of law by the Company, particularly in the Company’s hospital and nursing center operations. In many of these claims, plaintiffs’ attorneys are seeking significant fines and compensatory and punitive damages, along with attorneys’ fees. The Company maintains professional and general liability insurance in amounts and coverage that management believes are sufficient for the Company’s operations. However, the Company’s insurance may not cover all claims against the Company or the full extent of the Company’s liability.

NOTE 15 – SUBSEQUENT EVENT

On August 5, 2013, the Company announced that its Board of Directors had approved the initiation of a quarterly cash dividend to its shareholders. An initial quarterly cash dividend of $0.12 per common share will be paid on September 9, 2013 to shareholders of record as of the close of business on August 19, 2013. Future declarations of quarterly dividends will be subject to the approval of Kindred’s Board of Directors.

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

Such forward-looking statements are inherently uncertain, and stockholders and other potential investors must recognize that actual results may differ materially from the Company’s expectations as a result of a variety of factors, including, without limitation, those discussed below. Such forward-looking statements are based upon management’s current expectations and include known and unknown risks, uncertainties and other factors, many of which the Company is unable to predict or control, that may cause the Company’s actual results or performance to differ materially from any future results or performance expressed or implied by such forward-looking statements. These statements involve risks, uncertainties and other factors discussed below and detailed from time to time in the Company’s filings with the SEC. Factors that may affect the Company’s plans, results or stock price include, without limitation:

•

the impact of healthcare reform, which will initiate significant changes to the United States healthcare system, including potential material changes to the delivery of healthcare services and the reimbursement paid for such services by the government or other third party payors, including reforms resulting from the Patient Protection and Affordable Care Act and the Healthcare Education and Reconciliation Act (collectively, the “ACA”) or future deficit reduction measures adopted at the federal or state level. Healthcare reform is affecting each of the Company’s businesses in some manner. Potential future efforts in the U.S. Congress to repeal, amend, modify or retract funding for various aspects of the ACA create additional uncertainty about the ultimate impact of the ACA on the Company and the healthcare industry. Due to the substantial regulatory changes that will need to be implemented by CMS and others, and the numerous processes required to implement these reforms, the Company cannot predict which healthcare initiatives will be implemented at the federal or state level, the timing of any such reforms, or the effect such reforms or any other future legislation or regulation will have on the Company’s business, financial position, results of operations and liquidity,

•

the impact of final rules issued by CMS on August 1, 2012 (the “2012 CMS Rules”) which, among other things, will reduce Medicare reimbursement to the Company’s TC hospitals in 2013 and beyond by imposing a budget neutrality adjustment and modifying the short-stay outlier rules,

•

the impact of the 2011 CMS Rules which significantly reduced Medicare reimbursement to the Company’s nursing centers and changed payments for the provision of group therapy services effective October 1, 2011,

•

the impact of the Budget Control Act of 2011 (as amended by the American Taxpayer Relief Act of 2012 (the “Taxpayer Relief Act”)) which will automatically reduce federal spending by approximately $1.2 trillion split evenly between domestic and defense spending. An automatic 2% reduction on each claim submitted to Medicare began on April 1, 2013,

•

the impact of the Taxpayer Relief Act which, among other things, reduces Medicare payments by 50% for subsequent procedures when multiple therapy services are provided on the same day. At this time, the Company believes that the rules related to multiple therapy services will reduce its Medicare revenues by $25 million to $30 million on an annual basis,

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Cautionary Statement (Continued)

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

•

the impact of the Company’s significant level of indebtedness on its funding costs, operating flexibility and ability to fund ongoing operations, development capital expenditures or other strategic acquisitions with additional borrowings,

•

the Company’s ability to successfully pursue its development activities, including through acquisitions, and successfully integrate new operations, including the realization of anticipated revenues, economies of scale, cost savings and productivity gains associated with such operations, as and when planned, including the potential impact of unanticipated issues, expenses and liabilities associated with those activities,

•	the Company’s ability to pay a dividend as, when and if declared by the Board of Directors, in compliance with applicable laws and the Company’s debt and other contractual agreements,

•	the failure of the Company’s facilities to meet applicable licensure and certification requirements,

•	the further consolidation and cost containment efforts of managed care organizations and other third party payors,

•	the Company’s ability to meet its rental and debt service obligations,

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

•

the costs of defending and insuring against alleged professional liability and other claims (including those related to pending wage and hour class action lawsuits against the Company) and the Company’s ability to predict the estimated costs related to such claims, including the impact of differences in actuarial assumptions and estimates compared to eventual outcomes,

•	the Company’s ability to successfully reduce (by divestiture of operations or otherwise) its exposure to professional liability and other claims,

•

the Company’s obligations under various laws to self-report suspected violations of law by the Company to various government agencies, including any associated obligation to refund overpayments to government payors, fines and other sanctions,

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

The Company is a healthcare services company that through its subsidiaries operates TC hospitals, IRFs, nursing centers, assisted living facilities, a contract rehabilitation services business and a home health and hospice business across the United States. At June 30, 2013, the Company’s hospital division operated 116 TC hospitals (8,382 licensed beds) and six IRFs (259 licensed beds) in 26 states. The Company’s nursing center division operated 169 nursing centers (21,002 licensed beds) and six assisted living facilities (341 licensed beds) in 26 states. The Company’s rehabilitation division provided rehabilitation services primarily in hospitals and long-term care settings. The Company’s home health and hospice division provided home health, hospice and private duty services from 105 locations in ten states.

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

Divestitures

On July 31, 2013, the Company completed the sale of the Signature Facilities for $47 million to affiliates of Signature.

The Signature Facilities contain 900 licensed beds. Five of the Signature Facilities were owned facilities and the remaining Signature Facilities were leased. The Signature Facilities generated revenues of approximately $63 million and segment operating income of approximately $11 million (excluding the allocation of approximately $2 million of overhead costs) for the year ended December 31, 2012. The Signature Facilities had aggregate rent expense of approximately $2 million for the year ended December 31, 2012.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

General (Continued)

Divestitures (Continued)

The results of operations for the Signature Facilities will be reclassified to discontinued operations in the third quarter of 2013. The Signature Facilities did not meet the conditions of discontinued operations at June 30, 2013.

On April 25, 2013, the Company announced that it signed a definitive agreement to sell the Vibra Facilities for $187 million to an affiliate of Vibra.

The Vibra Facilities consist of 15 TC hospitals containing 1,052 licensed beds, one IRF containing 44 licensed beds and one nursing center containing 135 licensed beds. Six of the TC hospitals and the one nursing center are owned facilities. The remaining Vibra Facilities are leased. The Vibra Facilities generated revenues of approximately $289 million and segment operating income of approximately $43 million (excluding the allocation of approximately $9 million of overhead costs) for the year ended December 31, 2012. The Vibra Facilities had aggregate rent expense of approximately $14 million for the year ended December 31, 2012.

The transaction is subject to Vibra finalizing its financing for the transaction and to regulatory approvals and other conditions to closing. The Company expects to complete the transaction through one or more closings occurring during the third and fourth quarters of 2013 as these conditions are satisfied.

The results of operations for the Vibra Facilities will be reclassified to discontinued operations when they meet the conditions of discontinued operations.

In connection with the transaction, the Company expects to record a pretax loss that could approximate $100 million, including a significant write-off of both goodwill and other intangible assets allocable to the disposed operations. During the second quarter of 2013, the Company recorded an asset impairment charge of $16 million related to the planned sale of the Vibra Facilities. These charges reflect the amount by which the carrying value of certain property and equipment exceeded its estimated fair value.

On April 27, 2012, the Company announced that it would not renew the Expiring Facilities under operating leases with Ventas that expired on April 30, 2013. The Expiring Facilities contain 6,140 licensed nursing center beds and generated revenues of approximately $475 million for the year ended December 31, 2012. The annual rent for these facilities approximated $57 million. The Company may be required to pay for additional capital obligations for the Expiring Facilities under the master lease agreements with Ventas. The Company transferred the operations of all of the 54 nursing centers to new operators during the six months ended June 30, 2013. The Company reclassified the results of operations and losses associated with the Expiring Facilities to discontinued operations, net of income taxes, for all periods presented. The Company received cash proceeds of $7 million and $12 million for the three months and six months ended June 30, 2013, respectively, for the sale of property and equipment and inventory related to the Expiring Facilities.

Discontinued operations

In recent years, the Company has completed several strategic divestitures to improve its future operating results. For accounting purposes, the operating results of these businesses and the losses associated with these transactions have been classified as discontinued operations in the accompanying unaudited condensed consolidated statement of operations for all periods presented. Assets held for sale at June 30, 2013 have been measured at the lower of carrying value or estimated fair value less costs of disposal and have been classified as held for sale in the accompanying unaudited condensed consolidated balance sheet.

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

The provision for doubtful accounts totaled $7 million and $5 million for the second quarter of 2013 and 2012, respectively, and $16 million and $11 million for the six months ended June 30, 2013 and 2012, respectively.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Critical Accounting Policies (Continued)

Allowances for insurance risks (Continued)

Provisions for loss for professional liability risks retained by the Company’s limited purpose insurance subsidiary have been discounted based upon actuarial estimates of claim payment patterns using a discount rate of 1% to 5% depending upon the policy year. The discount rate was 1% for the 2013 and 2012 policy years. The discount rates are based upon the risk free interest rate for the respective year. Amounts equal to the discounted loss provision are funded annually. The Company does not fund the portion of professional liability risks related to estimated claims that have been incurred but not reported. Accordingly, these liabilities are not discounted. The allowance for professional liability risks aggregated $306 million at June 30, 2013 and $291 million at December 31, 2012. If the Company did not discount any of the allowances for professional liability risks, these balances would have approximated $309 million at June 30, 2013 and $293 million at December 31, 2012.

As a result of deterioration in professional liability and workers compensation underwriting results of the Company’s limited purpose insurance subsidiary in 2012 and 2011, the Company made capital contributions of $14 million and $9 million during the six months ended June 30, 2013 and 2012, respectively, to its limited purpose insurance subsidiary. These transactions were completed in accordance with applicable regulations. Neither capital contribution had any impact on earnings.

Changes in the number of professional liability claims and the cost to settle these claims significantly impact the allowance for professional liability risks. A relatively small variance between the Company’s estimated and actual number of claims or average cost per claim could have a material impact, either favorable or unfavorable, on the adequacy of the allowance for professional liability risks. For example, a 1% variance in the allowance for professional liability risks at June 30, 2013 would impact the Company’s operating income by approximately $3 million.

The provision for professional liability risks (continuing operations), including the cost of coverage maintained with unaffiliated commercial insurance carriers, aggregated $20 million and $18 million for the second quarter of 2013 and 2012, respectively, and $41 million and $35 million for the six months ended June 30, 2013 and 2012, respectively.

Provisions for loss for workers compensation risks retained by the Company’s limited purpose insurance subsidiary are not discounted and amounts equal to the loss provision are funded annually. The allowance for workers compensation risks aggregated $198 million at June 30, 2013 and $193 million at December 31, 2012. The provision for workers compensation risks (continuing operations), including the cost of coverage maintained with unaffiliated commercial insurance carriers, aggregated $13 million and $14 million for the second quarter of 2013 and 2012, respectively, and $27 million for each of the six months ended June 30, 2013 and 2012.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Critical Accounting Policies (Continued)

Accounting for income taxes (Continued)

The Company’s effective income tax rate was 41.2% and 41.4% for the second quarter of 2013 and 2012, respectively, and 38.8% and 41.0% for the six months ended June 30, 2013 and 2012, respectively. The decrease in the effective tax rate for the six months ended June 30, 2013 was primarily related to favorable jobs tax credit legislation approved by Congress in January 2013 that was retroactive to 2012. The full impact of the retroactive legislation reduced the provision for income taxes by approximately $1 million for the six months ended June 30, 2013.

There are significant uncertainties with respect to capital loss carryforwards that could materially affect the realization of certain deferred tax assets. Accordingly, the Company has recognized deferred tax assets to the extent it is more likely than not they will be realized and a valuation allowance is provided for deferred tax assets to the extent that it is uncertain that the deferred tax asset will be realized. The Company recognized net deferred tax assets totaling $10 million and $3 million at June 30, 2013 and December 31, 2012, respectively.

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

During the second quarter of 2013, the Company recorded an asset impairment charge of $16 million ($9 million net of income taxes) related to the planned sale of the Vibra Facilities. These charges reflect the amount by which the carrying value of certain property and equipment exceeded its estimated fair value. In connection with the planned sale of the Vibra Facilities, the Company also reviewed indefinite-lived intangible assets associated with the Vibra Facilities and the goodwill of the hospital division reporting unit and determined there were no asset impairments on these assets.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Critical Accounting Policies (Continued)

Valuation of long-lived assets, goodwill and intangible assets (Continued)

In connection with the 2011 CMS Rules, the Company determined that the impact of the 2011 CMS Rules was a triggering event in the third quarter of 2011 and accordingly tested the recoverability of its nursing centers reporting unit goodwill, intangible assets and property and equipment asset groups impacted by the reduced Medicare payments. The Company recorded pretax impairment charges aggregating $0.6 million ($0.4 million net of income taxes) and $0.3 million ($0.2 million net of income taxes) in the second quarter of 2013 and 2012, respectively, for property and equipment expenditures in the nursing center asset groups that were determined to be impaired by the 2011 CMS Rules. The Company also recorded pretax impairment charges aggregating $1 million ($0.6 million net of income taxes) for both the six months ended June 30, 2013 and 2012. These charges reflected the amount by which the carrying value of certain assets exceeded their estimated fair value.

Neither of the previously discussed impairment charges impacted the Company’s cash flows or liquidity.

In accordance with the authoritative guidance for goodwill and other intangible assets, the Company is required to perform an impairment test for goodwill and indefinite-lived intangible assets at least annually or more frequently if adverse events or changes in circumstances indicate that the asset may be impaired. The Company performs its annual goodwill impairment test at the end of each fiscal year for each of its reporting units. A reporting unit is either an operating segment or one level below the operating segment, referred to as a component. When the components within the Company’s operating segments have similar economic characteristics, the Company aggregates the components of its operating segments into one reporting unit. Accordingly, the Company has determined that its reporting units are hospitals, nursing centers, skilled nursing rehabilitation services, hospital rehabilitation services, home health and hospice. The carrying value of goodwill for each of the Company’s reporting units at June 30, 2013 and December 31, 2012 follows (in thousands):

	June 30, 2013	December 31, 2012
Hospitals	$747,065	$747,065
Nursing centers	—	—
Rehabilitation division:
Skilled nursing rehabilitation services	—	—
Hospital rehabilitation services	168,019	168,019

	168,019	168,019
Home health and hospice division:
Home health	99,681	99,317
Hospice	27,031	26,865

	126,712	126,182

	$1,041,796	$1,041,266

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

The Company has determined that during the six months ended June 30, 2013, other than the previously discussed planned sale of the Vibra Facilities, there were no other events or changes in circumstances since December 31, 2012 requiring an interim impairment test. Although the Company has determined that there was no other goodwill or other indefinite-lived intangible asset impairments as of June 30, 2013, adverse changes in the operating environment and related key assumptions used to determine the fair value of the Company’s reporting units and indefinite-lived intangible assets or declines in the value of the Company’s common stock may result in future impairment charges for a portion or all of these assets. Specifically, if the rate of growth of government and commercial revenues earned by the Company’s reporting units were to be less than projected or if healthcare reforms were to negatively impact the Company’s business, an impairment charge of a portion or all of these assets may be required. An impairment charge could have a material adverse effect on the Company’s business, financial position and results of operations, but would not be expected to have an impact on the Company’s cash flows or liquidity.

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

The annual impairment tests for certain of the Company’s indefinite-lived intangible assets are performed as of May 1 while others are performed as of December 31. No impairment charges were recorded in connection with the annual impairment test as of May 1, 2013 or December 31, 2012. However, the impairment test at May 1, 2013 for the hospital rehabilitation services operating segment trade name indicated that the excess fair value was only 5% higher than the carrying value of $32 million. A significant assumption in determining the fair value of the trade name is revenue growth. Assuming all other assumptions remain the same, if the rate of revenue growth assumption for the hospital rehabilitation services were to be reduced 200 basis points, an impairment charge of approximately $1 million would be required.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Recently Issued Accounting Requirements

In July 2013, the FASB issued authoritative guidance related to financial statement presentation of an unrecognized tax benefit. The main provisions of the guidance state that an entity must present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. The guidance is effective for all interim and annual reporting periods beginning after December 15, 2014. Early adoption is permitted for all entities. The adoption of the guidance is not expected to have a material impact on the Company’s business, financial position, results of operations or liquidity.

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

Results of Operations – Continuing Operations

Hospital division

Revenues declined 3% to $691 million in the second quarter of 2013 compared to $715 million for the same period in 2012 and declined 2% to $1.4 billion for the six months ended June 30, 2013 from $1.5 billion for the same period in 2012. The decline in revenue in the second quarter of 2013 and for the six months ended June 30, 2013 was primarily a result of Medicare reimbursement reductions which began on April 1, 2013 under the Budget Control Act of 2011 and a decline in admissions. Aggregate same-facility admissions declined 4% in both the second quarter of 2013 and the six months ended June 30, 2013 compared to the same respective prior year periods. Same-facility average daily census declined 3% and 2% in the second quarter of 2013 and for the six months ended June 30, 2012 compared to the same respective prior year periods.

Operating income for the six months ended June 30, 2013 included $9 million related to one-time bonus costs. Operating income in the second quarter of 2012 and for the six months ended June 30, 2012 included $7 million and $9 million, respectively, related to severance and other costs incurred in connection with the closing of a regional office and two TC hospitals, and employment-related lawsuits. Excluding these charges, hospital operating margins were relatively unchanged in the second quarter of 2013 and increased for the six months ended June 30, 2013 compared to the same respective prior year periods, primarily as a result of higher reimbursement rates and cost efficiencies.

Average hourly wage rates were relatively unchanged in both the second quarter of 2013 and for the six months ended June 30, 2013 compared to the same respective prior year periods. Employee benefit costs decreased 11% and 7% in the second quarter of 2013 and for the six months ended June 30, 2013 compared to the same respective prior year periods, primarily as a result of a reduction in health expense in the second quarter of 2013 and a reduction in health and retirement plan expense for the six months ended June 30, 2013.

Professional liability costs were $8 million and $11 million in the second quarter of 2013 and 2012, respectively, and $17 million and $21 million for the six months ended June 30, 2013 and 2012, respectively. The decrease in professional liability costs was attributable to improvement in the frequency and severity of claims.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Results of Operations – Continuing Operations (Continued)

Nursing center division

Revenues declined 1% to $420 million in the second quarter of 2013 compared to $425 million in the same period in 2012 and declined 1% to $847 million for the six months ended June 30, 2013 from $859 million for the same period in 2012. The decline in revenue for both periods was primarily a result of a decline in average daily census. Average daily census declined 3% in both the second quarter of 2013 and for the six months ended June 30, 2013 compared to the same respective prior year periods, primarily as a result of the decline in Medicare average length of stay. Admissions were relatively unchanged in both the second quarter of 2013 and for the six months ended June 30, 2013 compared to the same respective prior year periods.

Operating income for the six months ended June 30, 2013 included $8 million related to one-time bonus costs. Excluding these charges, nursing center operating margins declined in both the second quarter of 2013 and the six months ended June 30, 2013 compared to the same respective prior year periods, primarily as a result of a decline in average daily census and related cost inefficiencies.

Average hourly wage rates were relatively unchanged in both the second quarter of 2013 and for the six months ended June 30, 2013 compared to the same respective prior year periods. Employee benefit costs decreased 13% and 8% in the second quarter of 2013 and for the six months ended June 30, 2013 compared to the same respective prior year periods, primarily as a result of a reduction in health expense and compensated absences.

Professional liability costs were $11 million and $7 million in the second quarter of 2013 and 2012, respectively, and $22 million and $13 million for the six months ended June 30, 2013 and 2012, respectively. The increase in professional liability costs was attributable to continued deterioration in the frequency and severity of claims.

Rehabilitation division

Skilled nursing rehabilitation services

Revenues declined 2% to $250 million in the second quarter of 2013 compared to $255 million for the same period in 2012 and were relatively unchanged at $510 million for the six months ended June 30, 2013 compared to the same period in 2012. Revenue decline in the second quarter of 2013 was primarily attributable to Medicare reimbursement reductions under the Taxpayer Relief Act that became effective April 1, 2013. Revenues derived from non-affiliated customers aggregated $205 million and $212 million in the second quarter of 2013 and 2012, respectively, and $420 million and $423 million for the six months ended June 30, 2013 and 2012, respectively.

Operating margins increased in both the second quarter of 2013 and for the six months ended June 30, 2013 compared to the same respective prior year period, primarily as a result of increased operating efficiencies and lower employee turnover. Operating income for the six months ended June 30, 2013 included $5 million related to one-time bonus costs.

Hospital rehabilitation services

Revenues declined 5% to $70 million in the second quarter of 2013 compared to $74 million for the same period in 2012 and declined 2% to $144 million for the six months ended June 30, 2013 from $148 million for the same period in 2012. Revenue decline in both periods was primarily attributable to contracts terminated during the six months ended June 30, 2013. Revenues derived from non-affiliated customers aggregated $43 million and $46 million in the second quarter of 2013 and 2012, respectively, and $89 million and $92 million for the six months ended June 30, 2013 and 2012, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Results of Operations – Continuing Operations (Continued)

Rehabilitation division (Continued)

Hospital rehabilitation services (Continued)

Operating margins increased in both the second quarter of 2013 and for the six months ended June 30, 2013 compared to the same respective prior year period, primarily as a result of increased operating efficiencies and lower employee turnover. Operating income for the six months ended June 30, 2013 included $1 million related to one-time bonus costs.

Home health and hospice division

Revenues increased 84% to $53 million in the second quarter of 2013 compared to $29 million for the same period in 2012 and increased 83% to $105 million for the six months ended June 30, 2013 from $57 million for the same period in 2012. Revenue growth in both periods was primarily attributable to acquisitions completed during 2012.

Operating margins declined in both the second quarter of 2013 and for the six months ended June 30, 2013 compared to the same respective prior year period, primarily due to start-up costs in connection with the development of this business segment. Operating income for the six months ended June 30, 2013 included $1 million related to one-time bonus costs.

Corporate overhead

Operating income for the Company’s operating divisions excludes allocations of corporate overhead. These costs aggregated $43 million and $44 million in the second quarter of 2013 and 2012, respectively, and $89 million and $87 million for the six months ended June 30, 2013 and 2012, respectively. As a percentage of consolidated revenues, corporate overhead totaled 3.1% in the second quarter of both 2013 and 2012, and totaled 3.1% and 3.0% for the six months ended June 30, 2013 and 2012, respectively.

Transaction costs

Operating results included transaction costs totaling $1 million and $0.6 million in the second quarter of 2013 and 2012, respectively, and $3 million and $1 million for the six months ended June 30, 2013 and 2012, respectively. Transaction costs in all periods were included in other operating expenses.

Capital costs

Rent expense increased 1% to $98 million in the second quarter of 2013 compared to $97 million for the same period in 2012 and increased 2% to $195 million for the six months ended June 30, 2013 from $192 million for the same period in 2012. The increase in both periods resulted primarily from contractual inflation and contingent rent increases. Rent expense in both the second quarter of 2012 and for the six months ended June 30, 2012 included a lease cancellation charge of $1 million incurred in connection with the closing of a TC hospital.

Depreciation and amortization expense was relatively unchanged at $47 million in the second quarter of 2013 compared to the same period in 2012 and increased 4% to $96 million for the six months ended June 30, 2013 from $92 million for the same period in 2012. The increase for the six months ended June 30, 2013 resulted from the Company’s ongoing capital expenditure program and hospital development projects.

Interest expense increased 9% to $29 million in the second quarter of 2013 compared to $27 million for the same period in 2012 and increased 7% to $57 million for the six months ended June 30, 2013 from $53 million for the same period in 2012. The increase in both periods was primarily attributable to increased borrowings under the Term Loan Facility and $1 million of charges associated with the modification of certain of the Company’s senior debt.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Results of Operations – Continuing Operations (Continued)

Consolidated results

Income from continuing operations before income taxes aggregated $11 million in the second quarter of 2013 compared to $27 million for the same period in 2012. Income from continuing operations before income taxes aggregated $28 million for the six months ended June 30, 2013 compared to $61 million for the same period in 2012. Income from continuing operations aggregated $7 million in the second quarter of 2013 compared to $16 million for the same period in 2012. Income from continuing operations aggregated $17 million for the six months ended June 30, 2013 compared to $36 million for the same period in 2012. Impairment charges, charges associated with the modification of certain of the Company’s senior debt, employee retention costs and transaction costs negatively impacted the consolidated pretax operating results by $18 million ($11 million net of income taxes) in the second quarter of 2013. These costs and one-time bonus costs also negatively impacted the consolidated pretax operating results by $45 million ($27 million net of income taxes) for the six months ended June 30, 2013. Severance costs, lease cancellation charges and other miscellaneous costs related to the closing of a regional office and two TC hospitals, the cancellation of a sub-acute unit project, employment-related lawsuits and transaction costs negatively impacted the consolidated pretax operating results by $9 million ($5 million net of income taxes) in the second quarter of 2012 and $12 million ($7 million net of income taxes) for the six months ended June 30, 2012.

Results of Operations – Discontinued Operations

Loss from discontinued operations aggregated $4 million in the second quarter of 2013 compared to income from discontinued operations of $0.3 million for the same period in 2012. Loss from discontinued operations aggregated $10 million for the six months ended June 30, 2013 compared to $0.3 million for the same period in 2012. The Company recorded a net loss of $1 million and $0.4 million in the second quarter of 2013 and 2012, respectively, and $2 million for each of the six months ended June 30, 2013 and 2012 related to the divestiture of discontinued operations.

On April 27, 2012, the Company announced that it would not renew the Expiring Facilities under operating leases with Ventas that expired on April 30, 2013. The Expiring Facilities contain 6,140 licensed nursing center beds and generated revenues of approximately $475 million for the year ended December 31, 2012. The annual rent for these facilities approximated $57 million. The Company transferred the operations of all of the 54 nursing centers to new operators during the six months ended June 30, 2013. The Company reclassified the results of operations and losses associated with the Expiring Facilities to discontinued operations, net of income taxes, for all periods presented.

Liquidity

Operating cash flows

Cash flows provided by operations (including discontinued operations) aggregated $78 million for the six months ended June 30, 2013 compared to $50 million for the same period in 2012. Operating cash flows were favorably impacted by increased accounts receivable collections for the six months ended June 30, 2013 compared to the same period in 2012. Operating cash flows for the six months ended June 30, 2013 and June 30, 2012 included net federal income tax payments of $10 million and $5 million, respectively.

The Company utilizes its $750 million senior secured asset-based revolving credit facility (the “ABL Facility”) to meet working capital needs and finance its acquisition and development activities. As a result, the Company typically carries minimal amounts of cash on its consolidated balance sheet. Based upon the Company’s expected operating cash flows and the availability of borrowings under the Company’s ABL Facility ($406 million at June 30, 2013), management believes that the Company has the necessary financial resources to satisfy its expected short-term and long-term liquidity needs.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Liquidity (Continued)

Dividend declaration

On August 5, 2013, the Company announced that its Board of Directors had approved the initiation of a quarterly cash dividend to its shareholders. An initial quarterly cash dividend of $0.12 per common share will be paid on September 9, 2013 to shareholders of record as of the close of business on August 19, 2013. Future declarations of quarterly dividends will be subject to the approval of Kindred’s Board of Directors. The new planned cash dividend funding will require the use of approximately $13 million in fiscal 2013 and approximately $27 million on an annual basis.

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

During the second quarter of 2013, the Company completed an amendment and restatement of its Term Loan Facility to reduce its annual interest cost by 100 basis points. The applicable interest rate on the Term Loan Facility, which matures on June 1, 2018, was reduced by 50 basis points to LIBOR plus 325 basis points (previously LIBOR plus 375 basis points). In addition, the LIBOR floor was reduced to 1.00% from 1.50%. The Company expects that these changes will result in annualized interest savings of approximately $8 million. The Company recorded charges associated with the amendment and restatement of $1 million during the second quarter of 2013 which is included in interest expense in the accompanying unaudited condensed consolidated statement of operations.

The Credit Facilities had an incremental facility capacity in an aggregate amount between the two facilities of $200 million. In October 2012, the Company executed the incremental capacity by completing modifications to increase by $100 million its Term Loan Facility and expand by $100 million the borrowing capacity under its ABL Facility. The additional Term Loan Facility borrowings were issued at 97.5% and the net proceeds were used to pay down a portion of the outstanding balance under the ABL Facility. The aggregate amount outstanding under the Term Loan Facility at June 30, 2013 approximated $786 million. In connection with the $100 million expansion of the borrowing capacity under its ABL Facility, the Company also modified the accounts receivable borrowing base which will allow the Company to more easily access the full amount of the available credit. The other terms of the Term Loan Facility and the ABL Facility were unchanged.

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

The agreements governing the Credit Facilities and the indenture governing the Notes include a number of restrictive covenants that, among other things and subject to certain exceptions and baskets, impose operating and financial restrictions on the Company and certain of its subsidiaries. The Company’s ability to pay dividends is limited to certain restricted payment baskets, which may expand based upon accumulated earnings. In addition, the Company is required to comply with a minimum fixed charge coverage ratio and a maximum total leverage ratio under the Credit Facilities. These financing agreements governing the Credit Facilities and the indenture governing the Notes also contain customary affirmative covenants and events of default. The Company was in compliance with the terms of the Credit Facilities and the indenture governing the Notes at June 30, 2013.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Liquidity (Continued)

Interest rate swaps

In December 2011, the Company entered into two interest rate swap agreements to hedge its floating interest rate on an aggregate of $225 million of outstanding Term Loan Facility debt. The interest rate swaps have an effective date of January 9, 2012, and expire on January 11, 2016. The Company is required to make payments based upon a fixed interest rate of 1.8925% calculated on the notional amount of $225 million. In exchange, the Company will receive interest on $225 million at a variable interest rate that is based upon the three-month LIBOR, subject to a minimum rate of 1.5%. The Company determined the interest rate swaps continue to qualify for cash flow hedge accounting treatment at June 30, 2013. However, the Term Loan Facility amendment completed in May 2013 reduces the LIBOR floor from 1.5% to 1.0%, therefore some partial ineffectiveness will result through the expiration of the interest rate swap agreement. For the three and six months ended June 30, 2013, there was $0.3 million of ineffectiveness recognized related to the interest rate swaps and recorded in interest expense. The fair value of the interest rate swaps recorded in other accrued liabilities was $1 million and $3 million at June 30, 2013 and December 31, 2012, respectively.

Other financing activities

As a result of deterioration in professional liability and workers compensation underwriting results of the Company’s limited purpose insurance subsidiary in 2012 and 2011, the Company made capital contributions of $14 million and $9 million during the six months ended June 30, 2013 and 2012, respectively, to its limited purpose insurance subsidiary. These transactions were completed in accordance with applicable regulations. Neither capital contribution had any impact on earnings.

Divestiture of facilities

The Company received cash proceeds of $12 million for the six months ended June 30, 2013, for the sale of property and equipment and inventory related to the Expiring Facilities.

On July 31, 2013, the Company completed the sale of the Signature Facilities for $47 million to affiliates of Signature. The after-tax net proceeds from the transaction, including transaction costs and tax benefits, also approximated $47 million. In the near term, the Company intends to use the net proceeds to pay down the outstanding balance under its ABL Facility. Over time, the Company expects that these proceeds will be reinvested in the Company’s integrated care markets and used to finance home health and hospice acquisitions.

On April 25, 2013, the Company announced that it signed a definitive agreement to sell the Vibra Facilities for $187 million to an affiliate of Vibra. The Company expects that the after-tax net proceeds from the transaction, including transaction costs, will approximate $180 million. In the near term, the Company intends to use the net proceeds to pay down the outstanding balance under its ABL Facility. Over time, the Company expects that these proceeds will be reinvested in the Company’s integrated care markets and used to finance home health and hospice acquisitions. The transaction with Vibra is subject to Vibra finalizing its financing for the transaction and to regulatory approvals and other conditions to closing. The Company expects to complete the transaction through one or more closings occurring during the third and fourth quarters of 2013 as these conditions are satisfied.

Capital Resources

Capital expenditures and acquisitions

Excluding acquisitions, routine capital expenditures (expenditures necessary to maintain existing facilities that generally do not increase capacity or add services) totaled $40 million for the six months ended June 30, 2013 compared to $51 million for the same period in 2012. Hospital development capital expenditures (primarily new and replacement facility construction) totaled $7 million for the six months ended June 30, 2013 compared to $21 million for the same period in 2012. Nursing center development capital expenditures (primarily the addition of transitional care services for higher acuity patients) were immaterial for the six months ended June 30, 2013 and totaled $2 million for the same period in 2012. Excluding acquisitions, the Company anticipates that routine capital spending for 2013 should approximate $112 million to $122 million and development capital spending should approximate $20 million to $30 million. Management expects that substantially all of these expenditures will be financed through internal sources. Management believes that its capital expenditure program is adequate to improve and equip existing facilities. At June 30, 2013, the estimated cost to complete and equip construction in progress approximated $17 million.

Acquisition expenditures totaled $27 million for the six months ended June 30, 2013 compared to $68 million for the same period in 2012. The Company financed these acquisitions with its operating cash flows and its ABL Facility.

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

The Taxpayer Relief Act was enacted on January 2, 2013. As noted above, this Act delayed by two months the automatic budget sequestration cuts established by the Budget Control Act of 2011. The Taxpayer Relief Act also: (1) reduces Medicare payments by 50% for subsequent procedures when multiple therapy services are provided on the same day; (2) extends the Medicare Part B outpatient therapy cap exception process to December 31, 2013; (3) suspends until December 31, 2013 the sustainable growth rate adjustment (“SGR”) reduction applicable to the Medicare Physician Fee Schedule (“MPFS”) for certain services provided under Medicare Part B; (4) increases the statute of limitations to recover Medicare overpayments from three years to five years; and (5) creates a new federal Commission on Long-Term Care to provide recommendations on the establishment, implementation and financing of a comprehensive, coordinated and high-quality system that ensures the availability of long-term care services.

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

Hospital division

The Long-Term Acute Care Prospective Payment System (“LTAC PPS”) maintains LTAC hospitals as a distinct provider type, separate from short-term acute care hospitals. Only providers certified as LTAC hospitals may be paid under this system. All of the Company’s TC hospitals are certified as LTAC hospitals. To maintain certification under LTAC PPS, the average length of stay of fee-for-service Medicare patients must be greater than 25 days. Medicare Advantage patients are included with Medicare fee-for-service patients in order to determine compliance with the 25-day average length of stay requirement.

CMS has, for a number of years, considered the development of facility and patient certification criteria for LTAC hospitals, potentially as an alternative to the current 25-day length of stay certification system. In 2004, the Medicare Payment Advisory Commission, a commission chartered by Congress to advise it on Medicare payment issues (“MedPAC”), recommended the adoption by CMS of new facility staffing and services criteria and patient clinical characteristics and treatment requirements for LTAC hospitals in order to ensure that only appropriate patients are admitted to these facilities. Since the MedPAC recommendation, CMS has initiated studies to examine such recommendations and those studies are ongoing. Implementation of additional criteria that may limit the population of patients eligible for the Company’s hospital services or change the basis on which the Company is paid could have a material adverse effect on the Company’s business, financial position, results of operations and liquidity.

On August 2, 2013, CMS issued final regulations regarding Medicare reimbursement for LTAC hospitals for the federal fiscal year beginning October 1, 2013. Included in the final regulations are: (1) a market basket increase to the standard federal payment rate of 2.5%; (2) offsets to the standard federal payment rate mandated by the ACA of: (a) 0.5% to account for the effect of a productivity adjustment, and (b) 0.3% as required by statute; (3) a wage level budget neutrality factor of 1.0010531 applied to the adjusted standard federal payment rate; (4) adjustments to area wage indexes; and (5) a decrease in the high cost outlier threshold per discharge to $13,314. In addition, the final regulations also would implement the second year of a three-year phase-in of a 3.75% budget neutrality adjustment which would reduce LTAC hospital rates by 1.3% in 2014. CMS has projected the impact of these changes will result in a 1.3% increase to average Medicare payments to LTAC hospitals. These final regulations also allow for the expiration of the existing moratorium on the “25 Percent Rule,” which dictates that LTAC hospitals are to be paid under LTAC PPS for admissions from a single referral source up to 25% of aggregate Medicare admissions. Admissions beyond the 25% threshold are to be paid at a lower amount based upon the Medicare prospective payment system applicable to general short-term acute care hospitals (“IPPS”). CMS has indicated that the impact of the expiration of the “25 Percent Rule” will result in approximately a 1.6% reduction in payments to LTAC hospitals. In addition, CMS published preliminary findings regarding patient and facility-level criteria for LTAC hospitals, with proposed specific recommendations expected in the spring of 2014 which could potentially be implemented in the federal fiscal year beginning October 1, 2014. CMS is considering payment

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Other Information (Continued)

Effects of inflation and changing prices (Continued)

Hospital division (Continued)

options that would limit the full payment under LTAC PPS to patients that are defined as chronically critically ill (“CCI”). CMS’s research suggests that CCI patients be defined as having at least one of five medically complex conditions combined with a stay of at least eight days in an intensive care or cardiac care unit in a general short-term acute care hospital. For those patients not meeting the CCI criteria, CMS suggests that payments could be made to the LTAC hospital at an amount comparable to what a general short-term hospital would receive under IPPS.

On August 1, 2012, CMS issued the 2012 CMS Rules, which, among other things, will reduce Medicare reimbursement to the Company’s TC hospitals in 2013 and beyond by imposing a budget neutrality adjustment and modifying the short-stay outlier rules. Included in the 2012 CMS Rules are: (1) a market basket increase to the standard federal payment rate of 2.6%; (2) offsets to the standard federal payment rate mandated by the ACA of: (a) 0.7% to account for the effect of a productivity adjustment, and (b) 0.1% as required by statute; (3) a wage level budget neutrality factor of 0.999265 applied to the adjusted standard federal payment rate; (4) adjustments to area wage indexes; and (5) a decrease in the high cost outlier threshold per discharge to $15,408. Effective December 29, 2012, the 2012 CMS Rules (1) began a three-year phase-in of a 3.75% budget neutrality adjustment which will reduce LTAC hospital rates by 1.3% in 2013; and (2) restored a payment reduction that will limit payments for very short-stay outliers that will reduce the Company’s TC hospital payments by approximately 0.5%. The 2012 CMS Rules also (1) provide for a one-year extension of the existing moratorium on the “25 Percent Rule,” and (2) allow for the expiration of the moratorium on the development or expansion of LTAC hospitals on December 29, 2012.

In aggregate, based upon its review of the 2012 CMS Rules, the Company expects that LTAC Medicare payment rates will decline slightly in 2013. The 2012 CMS Rules do not include the impact of a 2% sequestration payment reduction mandated by Congress that applies to each claim submitted to Medicare that began on April 1, 2013.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Other Information (Continued)

Effects of inflation and changing prices (Continued)

Hospital division (Continued)

The ACA extended the moratoriums on the establishment of new LTAC hospitals or satellites and bed increases at LTAC hospitals or satellites, the application of a one-time budget neutrality adjustment to rates, and the payment reductions due to the very short-stay outlier provisions from three years to five years. These moratoriums expired on December 29, 2012. As discussed above, the 2012 CMS Rules began a three-year phase-in of a 3.75% budget neutrality adjustment which will reduce LTAC hospital rates by 1.3% in 2013.

The ACA also extended the moratorium on the expansion of the “25 Percent Rule” to freestanding LTAC hospitals from three years to five years. Following the ACA, the moratorium on the expansion of the “25 Percent Rule” to freestanding LTAC hospitals was set to expire for cost reporting periods beginning on or after July 1, 2012. However, the 2012 CMS Rules further extended the moratorium to all freestanding LTAC hospitals with cost reporting periods beginning on or after October 1, 2012 and before October 1, 2013.

CMS has regulations governing payments to LTAC hospitals that are co-located with another hospital (a “HIH”). The rules generally limit Medicare payments to the HIH if the Medicare admissions to the HIH from its co-located hospital exceed 25% of the total Medicare discharges for the HIH’s cost reporting period, the “25 Percent Rule.” There are limited exceptions for admissions from rural, urban single or a hospital that generates more than 25% of the Medicare discharges in a metropolitan statistical area (“MSA Dominant hospital”). Admissions that exceed this “25 Percent Rule” are paid a lower amount under IPPS. Patients transferred after they have reached the short-term acute care outlier payment status are not counted toward the admission threshold. Patients admitted prior to meeting the admission threshold, as well as Medicare patients admitted from a non co-located hospital, are eligible for the full payment under LTAC PPS. If the HIH’s admissions from the co-located hospital exceed the limit in a cost reporting period, Medicare will pay the lesser of: (1) the amount payable under LTAC PPS; or (2) the amount payable under IPPS. At June 30, 2013, the Company operated 24 HIHs with 876 licensed beds.

On May 1, 2007, CMS issued regulatory changes regarding Medicare reimbursement for LTAC hospitals (the “2007 Final Rule”). In the 2007 Final Rule, the “25 Percent Rule” was expanded to all LTAC hospitals, regardless of whether they are co-located with another hospital. Under the 2007 Final Rule, all LTAC hospitals were to be paid LTAC PPS rates for admissions from a single referral source up to 25% of aggregate Medicare admissions. Patients reaching high cost outlier status in the short-term hospital were not to be counted when computing the 25% limit. Admissions beyond the 25% threshold were to be paid at a lower amount based upon IPPS rates. However, as set forth above, the SCHIP Extension Act initially placed a three-year moratorium on the expansion of the “25 Percent Rule” to freestanding hospitals. That moratorium was extended to five years by the ACA. This moratorium was further extended for one additional year under the 2012 CMS Rules. In addition, the SCHIP Extension Act initially provided for a three-year period during which: (1) LTAC hospitals may admit up to 50% of their patients from their co-located hospitals and still be paid according to LTAC PPS; and (2) LTAC hospitals that are co-located with an urban single hospital or a MSA Dominant hospital may admit up to 75% of their patients from such urban single hospital or MSA Dominant hospital and still be paid according to LTAC PPS. Those periods also were extended to five years under the ACA and for one additional year under the 2012 CMS Rules. The final LTAC hospital rule issued on August 2, 2013 will allow the moratorium to expire for providers with cost reporting periods beginning on or after October 1, 2013.

The ACA requires a quality reporting system for LTAC hospitals beginning in federal fiscal year 2014 under which any market basket update would be reduced by 2% for any LTAC hospital that does not meet the quality reporting standards. The final regulations issued on August 1, 2011 include three quality reporting measures: (1) catheter-associated urinary tract infections; (2) central line associated blood stream infections; and (3) new or worsening pressure ulcers. CMS also listed 27 additional quality measures that it was considering for future adoption. CMS began collecting data related to these measures in October 2012.

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

On July 31, 2013, CMS issued final regulations regarding Medicare reimbursement for IRFs for the fiscal year beginning October 1, 2013. Included in these final regulations are: (1) a market basket increase to the standard payment conversion factor of 2.6%; (2) offsets to the standard payment conversion factor mandated by the ACA of: (a) 0.5% to account for the effect of a productivity adjustment, and (b) 0.3% as required by statute; (3) adjustments to area wage indexes; and (4) a decrease in the high cost outlier threshold per discharge to $9,272. CMS has projected the impact of these changes will result in a 2.3% increase to average Medicare payments to IRFs.

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

Similar to LTAC hospitals, the ACA requires a quality reporting system for IRFs beginning in fiscal year 2014 in which any market basket update would be reduced by 2% for any IRF that does not meet quality reporting standards. The final regulations issued on July 29, 2011 include two quality reporting measures, catheter-associated urinary tract infections and pressure ulcers, and CMS indicated that it is still developing a 30-day comprehensive all risk standardized readmission measure that is expected to be standardized in the near future. CMS also listed 26 additional quality measures that it was considering for future adoption. CMS began collecting data related to these measures in October 2012.

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

On July 31, 2013, CMS issued final regulations updating Medicare payment rates for skilled nursing centers effective October 1, 2013. These final regulations implement a net market basket increase of 1.3% consisting of: (1) a 2.3% market basket inflation increase, less (2) a 0.5% adjustment to account for the effect of a productivity adjustment, and less (3) a 0.5% market basket forecast error adjustment.

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

Rehabilitation division

Effective January 1, 2011, reimbursement rates for Medicare Part B therapy services included in the MPFS were reduced by 25% for subsequent procedures when multiple therapy services are provided on the same day. The Taxpayer Relief Act will further reduce Medicare payments for subsequent procedures when multiple therapy services are provided on the same day. The Company believes that the rules related to multiple therapy services will reduce its revenues by $25 million to $30 million on an annual basis.

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

Since 2006, federal legislation has provided for an annual Medicare Part B outpatient therapy cap. In succeeding years, CMS increased the amount of the therapy cap. Legislation also was passed that required CMS to implement a broad process for reviewing medically necessary therapy claims, creating an exception to the cap. Legislation has annually extended the Medicare Part B outpatient therapy cap exception process. The Job Creation Act extended the therapy cap exception process through December 31, 2012. The Taxpayer Relief Act further extended the therapy cap exception process through December 31, 2013. Patients in the Company’s facilities whose stay is not reimbursed by Medicare Part A must seek reimbursement for their therapy under Medicare Part B and are subject to the therapy cap.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Other Information (Continued)

Effects of inflation and changing prices (Continued)

Home health and hospice division

On July 3, 2013, CMS issued proposed regulations regarding Medicare payment rates for home health agencies effective January 1, 2014. These proposed regulations implement a market basket increase of 2.4%. As mandated by the ACA, CMS proposed to rebase home health payment rates by reducing the national standardized 60 day episode payment rate by 3.5% in each year from calendar year 2014 to calendar year 2017. Rebasing adjustments also included increases in the national per visit payment rates for low utilization episodes and a decrease in the non-routine medical supply conversion factor. In addition, CMS proposed the removal of two categories of diagnostic codes from the Home Health Prospective Payment System Grouper. CMS has projected the impact of these changes will result in a 1.5% decrease in payments to home health agencies in calendar year 2014.

On August 2, 2013, CMS issued final regulations regarding Medicare payment rates for hospice providers effective October 1, 2013. These final regulations implement a net market basket increase of 1.7% consisting of: (1) a 2.5% market basket inflation increase, less (2) offsets to the standard payment conversion factor mandated by the ACA of: (a) a 0.5% adjustment to account for the effect of a productivity adjustment, and (b) 0.3% as required by statute. In addition, CMS continued the phase-out of the wage index budget neutrality adjustment. CMS has projected the impact of these changes will result in a 1.0% increase in payments to hospice providers.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Condensed Consolidated Statement of Operations

(Unaudited)

(In thousands, except per share amounts)

	2012 Quarters				2013 Quarters
	First	Second	Third	Fourth	First	Second
Revenues	$1,466,685	$1,424,918	$1,417,789	$1,441,794	$1,486,318	$1,410,360

Salaries, wages and benefits	884,238	848,342	855,652	859,282	906,006	829,407
Supplies	104,631	101,648	100,323	100,772	101,880	97,818
Rent	95,174	96,420	97,594	97,247	96,801	97,741
Other operating expenses	279,115	282,256	275,600	275,068	287,858	284,538
Other income	(3,138)	(3,154)	(3,157)	(3,187)	(998)	(24)
Impairment charges	774	279	609	108,828	360	16,228
Depreciation and amortization	45,252	46,499	47,270	48,987	49,313	46,338
Interest expense	26,577	26,715	26,666	27,933	28,174	29,086
Investment income	(285)	(265)	(229)	(252)	(90)	(1,481)

	1,432,338	1,398,740	1,400,328	1,514,678	1,469,304	1,399,651

Income (loss) from continuing operations before income taxes	34,347	26,178	17,461	(72,884)	17,014	10,709
Provision for income taxes	13,977	10,837	7,225	6,430	6,361	4,409

Income (loss) from continuing operations	20,370	15,341	10,236	(79,314)	10,653	6,300
Discontinued operations, net of income taxes:
Income (loss) from operations	(558)	278	(349)	(583)	(5,936)	(3,533)
Loss on divestiture of operations	(1,170)	(356)	(2,280)	(939)	(1,244)	(940)

Loss from discontinued operations	(1,728)	(78)	(2,629)	(1,522)	(7,180)	(4,473)

Net income (loss)	18,642	15,263	7,607	(80,836)	3,473	1,827
(Earnings) loss attributable to noncontrolling interests	(451)	239	(41)	(790)	(416)	(82)

Income (loss) attributable to Kindred	$18,191	$15,502	$7,566	$(81,626)	$3,057	$1,745

Amounts attributable to Kindred stockholders:
Income (loss) from continuing operations	$19,919	$15,580	$10,195	$(80,104)	$10,237	$6,218
Loss from discontinued operations	(1,728)	(78)	(2,629)	(1,522)	(7,180)	(4,473)

Net income (loss)	$18,191	$15,502	$7,566	$(81,626)	$3,057	$1,745

Earnings (loss) per common share:
Basic:
Income (loss) from continuing operations	$0.38	$0.29	$0.19	$(1.55)	$0.19	$0.12
Discontinued operations:
Income (loss) from operations	(0.01)	0.01	(0.01)	(0.01)	(0.11)	(0.07)
Loss on divestiture of operations	(0.02)	(0.01)	(0.04)	(0.02)	(0.02)	(0.02)

Loss from discontinued operations	(0.03)	—	(0.05)	(0.03)	(0.13)	(0.09)

Net income (loss)	$0.35	$0.29	$0.14	$(1.58)	$0.06	$0.03

Diluted:
Income (loss) from continuing operations	$0.38	$0.29	$0.19	$(1.55)	$0.19	$0.12
Discontinued operations:
Income (loss) from operations	(0.01)	0.01	(0.01)	(0.01)	(0.11)	(0.07)
Loss on divestiture of operations	(0.02)	(0.01)	(0.04)	(0.02)	(0.02)	(0.02)

Loss from discontinued operations	(0.03)	—	(0.05)	(0.03)	(0.13)	(0.09)

Net income (loss)	$0.35	$0.29	$0.14	$(1.58)	$0.06	$0.03

Shares used in computing earnings (loss) per common share:
Basic	51,603	51,664	51,676	51,692	52,062	52,265
Diluted	51,638	51,675	51,709	51,692	52,083	52,284

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Operating Data

(Unaudited)

(In thousands)

	2012 Quarters				2013 Quarters
	First	Second	Third	Fourth	First	Second
Revenues:
Hospital division	$749,383	$714,517	$699,175	$712,005	$748,214	$691,316
Nursing center division	433,408	425,812	428,207	429,862	427,194	419,497
Rehabilitation division:
Skilled nursing rehabilitation services	255,423	255,139	253,885	246,260	259,520	250,543
Hospital rehabilitation services	74,369	73,402	71,899	73,910	74,523	69,777

	329,792	328,541	325,784	320,170	334,043	320,320

Home health and hospice division	28,432	28,872	35,943	50,093	51,621	53,039

	1,541,015	1,497,742	1,489,109	1,512,130	1,561,072	1,484,172
Eliminations:
Skilled nursing rehabilitation services	(44,527)	(43,353)	(42,506)	(40,694)	(44,701)	(44,958)
Hospital rehabilitation services	(28,161)	(27,646)	(26,909)	(27,620)	(27,994)	(27,308)
Nursing centers	(1,642)	(1,825)	(1,905)	(2,022)	(2,059)	(1,546)

	(74,330)	(72,824)	(71,320)	(70,336)	(74,754)	(73,812)

	$1,466,685	$1,424,918	$1,417,789	$1,441,794	$1,486,318	$1,410,360

Income (loss) from continuing operations:
Operating income (loss):
Hospital division	$161,826	$142,668	$138,250	$156,924	$161,819	$142,907	(a)
Nursing center division	52,519	56,952	58,729	53,330	43,146	54,034
Rehabilitation division:
Skilled nursing rehabilitation services	12,732	21,477	18,680	22,776	14,009	22,519
Hospital rehabilitation services	16,116	17,860	16,977	18,792	18,132	19,573

	28,848	39,337	35,657	41,568	32,141	42,092

Home health and hospice division	2,341	2,789	3,645	4,933	2,786	3,961
Corporate:
Overhead	(42,728)	(44,723)	(45,883)	(45,729)	(45,582)	(43,199)
Insurance subsidiary	(482)	(600)	(545)	(500)	(509)	(384)

	(43,210)	(45,323)	(46,428)	(46,229)	(46,091)	(43,583)
Impairment charges	(774)	(279)	(609)	(108,828)	(360)	(16,228	)(a)
Transaction costs	(485)	(597)	(482)	(667)	(2,229)	(790)

Operating income	201,065	195,547	188,762	101,031	191,212	182,393
Rent	(95,174)	(96,420)	(97,594)	(97,247)	(96,801)	(97,741)
Depreciation and amortization	(45,252)	(46,499)	(47,270)	(48,987)	(49,313)	(46,338)
Interest, net	(26,292)	(26,450)	(26,437)	(27,681)	(28,084)	(27,605	)(b)

Income (loss) from continuing operations before income taxes	34,347	26,178	17,461	(72,884)	17,014	10,709
Provision for income taxes	13,977	10,837	7,225	6,430	6,361	4,409

	$20,370	$15,341	$10,236	$(79,314)	$10,653	$6,300

(a)	Includes employee retention costs of $0.2 million and impairment charges of $15.6 million incurred in connection with the planned divestiture of the Vibra Facilities.
(b)	Includes $1.4 million of charges associated with the modification of certain of the Company’s senior debt.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Operating Data (Continued)

(Unaudited)

(In thousands)

	2012 Quarters				2013 Quarters
	First	Second	Third	Fourth	First	Second
Rent:
Hospital division	$53,151	$54,079	$55,127	$54,427	$53,148	$53,855
Nursing center division	39,312	39,699	39,652	39,837	40,589	40,890
Rehabilitation division:
Skilled nursing rehabilitation services	1,440	1,408	1,356	1,238	1,235	1,197
Hospital rehabilitation services	78	39	2	21	17	19

	1,518	1,447	1,358	1,259	1,252	1,216
Home health and hospice division	615	609	805	1,111	1,186	1,155
Corporate	578	586	652	613	626	625

	$95,174	$96,420	$97,594	$97,247	$96,801	$97,741

Depreciation and amortization:
Hospital division	$22,346	$22,807	$23,048	$23,575	$23,941	$21,752
Nursing center division	9,528	9,957	10,276	10,620	10,837	10,371
Rehabilitation division:
Skilled nursing rehabilitation services	2,660	2,752	2,811	2,945	3,112	2,878
Hospital rehabilitation services	2,324	2,323	2,328	2,334	2,331	2,319

	4,984	5,075	5,139	5,279	5,443	5,197
Home health and hospice division	898	925	1,137	1,482	1,526	1,615
Corporate	7,496	7,735	7,670	8,031	7,566	7,403

	$45,252	$46,499	$47,270	$48,987	$49,313	$46,338

Capital expenditures, excluding acquisitions (including discontinued operations):
Hospital division:
Routine	$10,345	$9,095	$9,015	$9,817	$10,271	$5,593
Development	9,949	11,289	14,334	6,693	2,388	5,079

	20,294	20,384	23,349	16,510	12,659	10,672
Nursing center division:
Routine	4,229	3,417	4,965	8,153	5,819	4,259
Development	673	1,087	843	5,454	—	7

	4,902	4,504	5,808	13,607	5,819	4,266
Rehabilitation division:
Skilled nursing rehabilitation services:
Routine	326	569	707	672	605	464
Development	—	—	—	—	—	—

	326	569	707	672	605	464
Hospital rehabilitation services:
Routine	46	60	125	117	32	45
Development	—	—	—	—	—	—

	46	60	125	117	32	45
Home health and hospice division:
Routine	124	145	160	1,187	195	339
Development	—	—	—	—	—	—

	124	145	160	1,187	195	339
Corporate:
Routine:
Information systems	6,864	15,195	10,842	17,440	5,289	6,436
Other	172	278	125	985	159	294

	$32,728	$41,135	$41,116	$50,518	$24,758	$22,516

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Condensed Consolidating Statement of Operations

(Unaudited)

(In thousands)

	Three months ended June 30, 2013
			Rehabilitation division
	Hospital division (a)	Nursing center division	Skilled nursing services	Hospital services	Total	Home health and hospice division	Corporate (b)	Transaction- related costs	Eliminations	Consolidated
Revenues	$691,316	$419,497	$250,543	$69,777	$320,320	$53,039	$—	$—	$(73,812)	$1,410,360

Salaries, wages and benefits	300,399	198,044	219,874	46,236	266,110	39,730	25,191	—	(67)	829,407
Supplies	73,523	20,983	785	30	815	2,325	172	—	—	97,818
Rent	53,855	40,890	1,197	19	1,216	1,155	625	—	—	97,741
Other operating expenses	174,305	146,691	7,326	3,930	11,256	7,023	18,218	790	(73,745)	284,538
Other (income) expense	182	(255)	39	8	47	—	2	—	—	(24)
Impairment charges	15,476	752	—	—	—	—	—	—	—	16,228
Depreciation and amortization	21,752	10,371	2,878	2,319	5,197	1,615	7,403	—	—	46,338
Interest expense	179	13	73	—	73	—	28,821	—	—	29,086
Investment income	(4)	(18)	(74)	—	(74)	—	(1,385)	—	—	(1,481)

	639,667	417,471	232,098	52,542	284,640	51,848	79,047	790	(73,812)	1,399,651

Income from continuing operations before income taxes	$51,649	$2,026	$18,445	$17,235	$35,680	$1,191	$(79,047)	$(790)	$—	10,709

Provision for income taxes										4,409

Income from continuing operations										$6,300

	Three months ended June 30, 2012
			Rehabilitation division
	Hospital division (c)	Nursing center division (d)	Skilled nursing services	Hospital services	Total	Home health and hospice division	Corporate	Transaction- related costs	Eliminations	Consolidated
Revenues	$714,517	$425,812	$255,139	$73,402	$328,541	$28,872	$—	$—	$(72,824)	$1,424,918

Salaries, wages and benefits	313,579	206,396	225,453	50,949	276,402	21,206	30,796	—	(37)	848,342
Supplies	76,942	22,505	739	40	779	1,236	186	—	—	101,648
Rent	54,079	39,699	1,408	39	1,447	609	586	—	—	96,420
Other operating expenses	181,531	140,235	7,470	4,530	12,000	3,641	17,039	597	(72,787)	282,256
Other (income) expense	(203)	(276)	—	23	23	—	(2,698)	—	—	(3,154)
Impairment charges	47	232	—	—	—	—	—	—	—	279
Depreciation and amortization	22,807	9,957	2,752	2,323	5,075	925	7,735	—	—	46,499
Interest expense	273	19	—	—	—	—	26,423	—	—	26,715
Investment income	(35)	(18)	—	—	—	—	(212)	—	—	(265)

	649,020	418,749	237,822	57,904	295,726	27,617	79,855	597	(72,824)	1,398,740

Income from continuing operations before income taxes	$65,497	$7,063	$17,317	$15,498	$32,815	$1,255	$(79,855)	$(597)	$—	26,178

Provision for income taxes										10,837

Income from continuing operations										$15,341

(a)	Includes employee retention costs of $0.2 million incurred in connection with the planned divestiture of the Vibra Facilities.
(b)	Includes $1.4 million of charges associated with the modification of certain of the Company’s senior debt.
(c)	Includes severance ($0.5 million), other miscellaneous costs ($0.9 million) and lease cancellation charges ($0.9 million) incurred in connection with the closing of two TC hospitals and $5.0 million for employment-related lawsuits.
(d)	Includes $0.9 million incurred in connection with the cancellation of a sub-acute unit project.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Condensed Consolidating Statement of Operations (Continued)

(Unaudited)

(In thousands)

	Six months ended June 30, 2013
			Rehabilitation division
	Hospital division (a,b)	Nursing center division (a)	Skilled nursing services (a)	Hospital services (a)	Total	Home health and hospice division (a)	Corporate (a,c)	Transaction- related costs	Eliminations	Consolidated
Revenues	$1,439,530	$846,691	$510,063	$144,300	$654,363	$104,660	$—	$—	$(148,566)	$2,896,678

Salaries, wages and benefits	632,655	414,727	454,718	98,656	553,374	80,044	54,921	—	(308)	1,735,413
Supplies	151,160	41,929	1,596	62	1,658	4,563	388	—	—	199,698
Rent	107,003	81,479	2,432	36	2,468	2,341	1,251	—	—	194,542
Other operating expenses	350,908	293,504	17,182	7,849	25,031	13,306	34,886	3,019	(148,258)	572,396
Other (income) expense	81	(649)	39	28	67	—	(521)	—	—	(1,022)
Impairment charges	15,652	936	—	—	—	—	—	—	—	16,588
Depreciation and amortization	45,693	21,208	5,990	4,650	10,640	3,141	14,969	—	—	95,651
Interest expense	361	33	169	—	169	—	56,697	—	—	57,260
Investment income	(9)	(30)	(102)	—	(102)	—	(1,430)	—	—	(1,571)

	1,303,504	853,137	482,024	111,281	593,305	103,395	161,161	3,019	(148,566)	2,868,955

Income (loss) from continuing operations before income taxes	$136,026	$(6,446)	$28,039	$33,019	$61,058	$1,265	$(161,161)	$(3,019)	$—	27,723

Provision for income taxes										10,770

Income from continuing operations										$16,953

	Six months ended June 30, 2012
			Rehabilitation division
	Hospital division (d)	Nursing center division (e)	Skilled nursing services	Hospital services	Total	Home health and hospice division	Corporate	Transaction- related costs	Eliminations	Consolidated
Revenues	$1,463,900	$859,220	$510,562	$147,771	$658,333	$57,304	$—	$—	$(147,154)	$2,891,603

Salaries, wages and benefits	643,888	422,152	458,657	104,680	563,337	42,497	60,775	—	(69)	1,732,580
Supplies	156,989	44,985	1,547	94	1,641	2,269	395	—	—	206,279
Rent	107,230	79,011	2,848	117	2,965	1,224	1,164	—	—	191,594
Other operating expenses	358,823	283,187	16,149	8,998	25,147	7,408	32,809	1,082	(147,085)	561,371
Other (income) expense	(294)	(575)	—	23	23	—	(5,446)	—	—	(6,292)
Impairment charges	351	702	—	—	—	—	—	—	—	1,053
Depreciation and amortization	45,153	19,485	5,412	4,647	10,059	1,823	15,231	—	—	91,751
Interest expense	579	46	—	—	—	—	52,667	—	—	53,292
Investment income	(43)	(29)	(1)	—	(1)	—	(477)	—	—	(550)

	1,312,676	848,964	484,612	118,559	603,171	55,221	157,118	1,082	(147,154)	2,831,078

Income from continuing operations before income taxes	$151,224	$10,256	$25,950	$29,212	$55,162	$2,083	$(157,118)	$(1,082)	$—	60,525

Provision for income taxes										24,814

Income from continuing operations										$35,711

(a)	Includes one-time bonus costs of $24.5 million (hospital division – $8.8 million, nursing center division – $8.3 million, rehabilitation division – $6.3 million (skilled nursing rehabilitation services – $5.0 million and hospital rehabilitation services – $1.3 million), home health and hospice division – $0.8 million and corporate – $0.3 million).
(b)	Includes employee retention costs of $0.5 million incurred in connection with the planned divestiture of the Vibra Facilities.
(c)	Includes $1.4 million of charges associated with the modification of certain of the Company’s senior debt.
(d)	Includes severance ($2.5 million), other miscellaneous costs ($1.0 million) and lease cancellation charges ($0.9 million) incurred in connection with the closing of a regional office and two TC hospitals, and $5.0 million for employment-related lawsuits.
(e)	Includes $0.9 million incurred in connection with the cancellation of a sub-acute unit project.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Operating Data

(Unaudited)

	2012 Quarters				2013 Quarters
	First	Second	Third	Fourth	First	Second
Hospital division data:
End of period data:
Number of hospitals:
Transitional care	118	117	116	116	116	116
Inpatient rehabilitation	6	6	6	6	6	6

	124	123	122	122	122	122

Number of licensed beds:
Transitional care	8,454	8,404	8,347	8,382	8,382	8,382
Inpatient rehabilitation	229	259	259	259	259	259

	8,683	8,663	8,606	8,641	8,641	8,641

Revenue mix %:
Medicare	63	62	61	63	63	61
Medicaid	6	6	6	6	5	6
Medicare Advantage	10	10	11	10	10	11
Commercial insurance and other	21	22	22	21	22	22
Admissions:
Medicare	11,989	11,152	10,891	11,023	11,867	10,940
Medicaid	984	1,009	1,006	941	778	850
Medicare Advantage	1,658	1,757	1,616	1,579	1,734	1,638
Commercial insurance and other	2,868	2,630	2,661	2,509	2,512	2,392

	17,499	16,548	16,174	16,052	16,891	15,820

Admissions mix %:
Medicare	69	67	67	69	70	69
Medicaid	6	6	6	6	5	6
Medicare Advantage	9	11	10	10	10	10
Commercial insurance and other	16	16	17	15	15	15
Patient days:
Medicare	293,746	278,614	270,555	275,008	290,942	271,363
Medicaid	38,487	36,654	40,169	38,045	35,447	36,525
Medicare Advantage	46,824	49,672	47,659	46,193	48,784	47,971
Commercial insurance and other	84,372	81,957	81,445	77,562	82,466	74,937

	463,429	446,897	439,828	436,808	457,639	430,796

Average length of stay:
Medicare	24.5	25.0	24.8	24.9	24.5	24.8
Medicaid	39.1	36.3	39.9	40.4	45.6	43.0
Medicare Advantage	28.2	28.3	29.5	29.3	28.1	29.3
Commercial insurance and other	29.4	31.2	30.6	30.9	32.8	31.3
Weighted average	26.5	27.0	27.2	27.2	27.1	27.2
Revenues per admission:
Medicare	$39,256	$39,467	$39,188	$40,479	$39,697	$38,542
Medicaid	44,447	42,787	43,272	43,492	51,806	47,225
Medicare Advantage	43,923	42,639	45,885	45,646	43,949	45,550
Commercial insurance and other	56,549	59,427	58,134	60,903	63,940	64,764
Weighted average	42,824	43,178	43,228	44,356	44,297	43,699
Revenues per patient day:
Medicare	$1,602	$1,580	$1,577	$1,622	$1,619	$1,554
Medicaid	1,136	1,178	1,084	1,076	1,137	1,099
Medicare Advantage	1,555	1,508	1,556	1,560	1,562	1,555
Commercial insurance and other	1,922	1,907	1,899	1,970	1,948	2,067
Weighted average	1,617	1,599	1,590	1,630	1,635	1,605
Medicare case mix index (discharged patients only)	1.18	1.17	1.15	1.14	1.18	1.17
Average daily census	5,093	4,911	4,781	4,748	5,085	4,734
Occupancy %	67.4	64.6	63.5	63.1	67.4	62.6
Annualized employee turnover %	21.8	22.2	21.1	20.1	21.1	21.4

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Operating Data (Continued)

(Unaudited)

	2012 Quarters				2013 Quarters
	First	Second	Third	Fourth	First	Second
Nursing center division data:
End of period data:
Number of facilities:
Nursing centers:
Owned or leased	166	166	166	165	165	165
Managed	4	4	4	4	4	4
Assisted living facilities	6	6	6	6	6	6

	176	176	176	175	175	175

Number of licensed beds:
Nursing centers:
Owned or leased	20,523	20,571	20,571	20,517	20,517	20,517
Managed	485	485	485	485	485	485
Assisted living facilities	413	341	341	341	341	341

	21,421	21,397	21,397	21,343	21,343	21,343

Revenue mix %:
Medicare	34	34	33	33	33	32
Medicaid	38	40	40	40	39	39
Medicare Advantage	8	7	7	7	8	8
Private and other	20	19	20	20	20	21
Patient days (a):
Medicare	275,658	266,529	258,383	256,537	260,756	248,224
Medicaid	932,973	932,785	940,491	932,062	898,951	898,741
Medicare Advantage	80,355	74,899	74,495	72,684	81,955	79,481
Private and other	349,822	339,711	348,935	348,758	335,779	334,965

	1,638,808	1,613,924	1,622,304	1,610,041	1,577,441	1,561,411

Patient day mix % (a):
Medicare	17	16	16	16	17	16
Medicaid	57	58	58	58	57	58
Medicare Advantage	5	5	5	4	5	5
Private and other	21	21	21	22	21	21
Revenues per patient day (a):
Medicare Part A	$487	$487	$495	$512	$504	$503
Total Medicare (including Part B)	535	537	546	553	546	546
Medicaid	179	181	181	183	183	183
Medicaid (net of provider taxes) (b)	158	160	160	162	162	161
Medicare Advantage	412	410	412	415	412	417
Private and other	245	245	248	250	257	259
Weighted average	264	264	264	267	271	269
Average daily census (a)	18,009	17,735	17,634	17,500	17,527	17,158
Admissions (a)	16,598	15,514	15,312	15,630	16,600	15,518
Occupancy % (a)	84.6	83.5	82.9	82.4	82.5	80.7
Medicare average length of stay (a)	31.6	32.1	32.6	31.4	30.6	31.6
Annualized employee turnover %	37.8	40.6	40.1	39.6	40.6	41.7

(a)	Excludes managed facilities.
(b)	Provider taxes are recorded in other operating expenses for all periods presented.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Operating Data (Continued)

(Unaudited)

	2012 Quarters				2013 Quarters
	First	Second	Third	Fourth	First	Second
Rehabilitation division data:
Skilled nursing rehabilitation services:
Revenue mix %:
Company-operated	17	17	17	17	17	18
Non-affiliated	83	83	83	83	83	82
Sites of service (at end of period)	1,722	1,730	1,735	1,726	1,729	1,713
Revenue per site	$148,329	$147,479	$146,331	$142,678	$150,099	$146,260
Therapist productivity %	80.3	80.4	80.5	80.5	81.1	80.4
Hospital rehabilitation services:
Revenue mix %:
Company-operated	38	38	37	37	38	39
Non-affiliated	62	62	63	63	62	61
Sites of services (at end of period):
Inpatient rehabilitation units	100	102	104	105	103	103
LTAC hospitals	125	125	123	123	123	123
Sub-acute units	19	20	20	21	8	8
Outpatient units	111	115	117	119	98	104
Other	5	5	5	5	—	—

	360	367	369	373	332	338

Revenue per site	$206,580	$200,006	$194,849	$198,150	$224,466	$206,441

Annualized employee turnover %	19.6	16.9	17.3	16.9	10.4	13.2

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

Interest Rate Sensitivity

Principal (Notional) Amount by Expected Maturity

Average Interest Rate

(Dollars in thousands)

	Expected maturities							Fair value 6/30/13
	2013	2014	2015	2016	2017	Thereafter	Total
Liabilities:
Long-term debt, including amounts due within one year:
Fixed rate:
Notes	$—	$—	$—	$—	$—	$550,000	$550,000	$562,650
Other	52	109	116	123	10	—	410	397	(a)

	$52	$109	$116	$123	$10	$550,000	$550,410	$563,047

Average interest rate	6.0%	6.0%	6.0%	6.0%	6.0%	8.3%

Variable rate:
ABL Facility (b)	$—	$—	$—	$337,700	$—	$—	$337,700	$337,700
Term Loan Facility (c,d)	3,937	7,875	7,875	7,875	7,875	750,094	785,531	774,377
Other (e)	117	232	3,720	—	—	—	4,069	4,069

	$4,054	$8,107	$11,595	$345,575	$7,875	$750,094	$1,127,300	$1,116,146

(a)	Calculated based upon the net present value of future principal and interest payments using a discount rate of 6%.
(b)	Interest on borrowings under the Company’s ABL Facility is payable at a rate per annum equal to the applicable margin plus, at the Company’s option, either: (1) LIBOR determined by reference to the costs of funds for Eurodollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, or (2) a base rate determined by reference to the highest of: (a) the prime rate of JPMorgan Chase Bank, N.A., (b) the federal funds effective rate plus one-half of 1.00% and (c) LIBOR as described in subclause (1) plus 1.00%. At June 30, 2013, the applicable margin for borrowings under the ABL Facility was 2.75% with respect to LIBOR borrowings and 1.75% with respect to base rate borrowings. The applicable margin is subject to adjustment each fiscal quarter, based upon average historical excess availability during the preceding quarter.
(c)	Interest on borrowings under the Term Loan Facility is payable at a rate per annum equal to an applicable margin plus, at the Company’s option, either: (1) LIBOR determined by reference to the costs of funds for Eurodollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, or (2) a base rate determined by reference to the highest of: (a) the prime rate of JPMorgan Chase Bank, N.A., (b) the federal funds effective rate plus one-half of 1.00% and (c) LIBOR described in subclause (1) plus 1.00%. LIBOR is subject to an interest rate floor of 1.00%. The applicable margin for borrowings under the Term Loan Facility is 3.25% with respect to LIBOR borrowings and 2.25% with respect to base rate borrowings. The expected maturities for the Term Loan Facility exclude the original issue discount of approximately $7 million.
(d)	In December 2011, the Company entered into two interest rate swap agreements to hedge its floating interest rate on an aggregate of $225 million of outstanding Term Loan Facility debt. The interest rate swaps have an effective date of January 9, 2012, and expire on January 11, 2016. The Company is required to make payments based upon a fixed interest rate of 1.8925% calculated on the notional amount of $225 million. In exchange, the Company will receive interest on $225 million at a variable interest rate that is based upon the three-month LIBOR, subject to a minimum rate of 1.5%.
(e)	Interest based upon LIBOR plus 4%.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures and Changes in Internal Control Over Financial Reporting

The Company has carried out an evaluation under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2013, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports that the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

There has been no change in the Company’s internal control over financial reporting during the Company’s quarter ended June 30, 2013, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is a party to various legal actions (some of which are not insured), and regulatory and other governmental and internal audits and investigations in the ordinary course of business (including investigations resulting from the Company’s obligation to self-report suspected violations of law by the Company). The Company cannot predict the ultimate outcome of pending litigation and regulatory and other governmental and internal audits and investigations. These matters could potentially subject the Company to sanctions, damages, recoupments, fines and other penalties. The DOJ, CMS or other federal and state enforcement and regulatory agencies may conduct additional investigations related to the Company’s businesses in the future which may, either individually or in the aggregate, have a material adverse effect on the Company’s business, financial position, results of operations and liquidity. See Note 14 of the notes to condensed consolidated financial statements for a description of the Company’s other pending legal proceedings.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total number of shares (or units) purchased (a)	Average price paid per share (or unit) (b)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
Month #1 (April 1 – April 30)	—	$—	—	$—
Month #2 (May 1 – May 31)	22,586	12.13	—	—
Month #3 (June 1 – June 30)	5,702	13.41	—	—

Total	28,288	$12.39	—	$—

(a)	These amounts represent shares of the Company’s common stock, par value $0.25 per share, (i) withheld to offset tax withholding obligations that occurred upon the vesting and release of service-based restricted share awards previously granted under the Company’s stock-based compensation plans for its employees (the “Withheld Shares”), and (ii) tendered to pay the exercise price on stock options previously granted under the Company’s equity plans for its employees and directors (the “Tendered Shares”). The total tax withholding obligation is calculated by dividing the closing price of the Company’s common stock on the New York Stock Exchange (“NYSE”) on the applicable vesting date to determine the total number of Withheld Shares required to satisfy such withholding obligation. The option exercise payment was divided by the closing price of the Company’s common stock on the NYSE on the day prior to the date the option was exercised to determine the total number of Tendered Shares required to satisfy such option exercise payment.
(b)	The average price per share for each period was calculated by dividing the sum of the aggregate value of the Withheld Shares and Tendered Shares by the total number of Withheld Shares and Tendered Shares.

PART II. OTHER INFORMATION (Continued)

Item 6.	Exhibits

2.1*	Asset Purchase Agreement, dated as of April 24, 2013, by and among Kindred Healthcare Operating, Inc., Vibra Healthcare II, LLC, Kindred Healthcare, Inc. and Vibra Healthcare, LLC.

2.2	Amendment No. 1 to Asset Purchase Agreement dated as of April 24, 2013, dated as of June 14, 2013 by and between Kindred Healthcare Operating, Inc., Vibra Healthcare II, LLC, Kindred Healthcare, Inc. and Vibra Healthcare, LLC.

10.1	Side Letter, dated as of May 1, 2013 to the Second Amended and Restated Master Lease Agreement Nos. 1, 2, 3 and 4.

10.2	Kindred Healthcare, Inc. Short-Term Incentive Plan. Annex A to the Company’s Definitive Proxy Statement on Schedule 14A dated April 4, 2013 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.3	Kindred Healthcare, Inc. Long-Term Incentive Plan. Annex B to the Company’s Definitive Proxy Statement on Schedule 14A dated April 4, 2013 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.4	Letter Agreement dated as of March 25, 2013 by and between Kindred Healthcare, Inc. and Paul J. Diaz. Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 21, 2013 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.5	Amendment and Restatement Agreement dated as of May 30, 2013, by and among the Company, the other Credit Parties party thereto, the Term B-1 Lenders and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent. Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 30, 2013 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.6	Employment Agreement dated as of June 3, 2013 by and between Kindred Healthcare Operating, Inc. and Stephen R. Cunanan.

10.7	Change-in-Control Severance Agreement dated as of June 3, 2013 by and between Kindred Healthcare Operating, Inc. and Stephen R. Cunanan.

31	Rule 13a-14(a)/15d-14(a) Certifications.

32	Section 1350 Certifications.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	The Company will furnish supplementally to the SEC upon request a copy of any omitted exhibit or schedule.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KINDRED HEALTHCARE, INC.

Date: August 8, 2013	/s/ PAUL J. DIAZ
Paul J. Diaz Chief Executive Officer

Date: August 8, 2013	/s/ RICHARD A. LECHLEITER
Richard A. Lechleiter Executive Vice President and Chief Financial Officer