Form 10-Q
period 2013-09-30
KINDRED HEALTHCARE, INC
filed 2013-11-12
CIK 1060009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from________ to______ .

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at October 31, 2013
Common stock, $0.25 par value	54,186,774 shares

KINDRED HEALTHCARE, INC.

FORM 10-Q

INDEX

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited):
	Condensed Consolidated Statement of Operations – for the three months ended September 30, 2013 and 2012 and for the nine months ended September 30, 2013 and 2012	3
	Condensed Consolidated Statement of Comprehensive Income (Loss) – for the three months ended September 30, 2013 and 2012 and for the nine months ended September 30, 2013 and 2012	4
	Condensed Consolidated Balance Sheet – September 30, 2013 and December 31, 2012	5
	Condensed Consolidated Statement of Cash Flows – for the three months ended September 30, 2013 and 2012 and for the nine months ended September 30, 2013 and 2012	6
	Notes to Condensed Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	39
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	69
Item 4.	Controls and Procedures	70

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	71
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	72
Item 6.	Exhibits	73

KINDRED HEALTHCARE, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Revenues	$1,198,473	$1,226,159	$3,705,456	$3,725,151

Salaries, wages and benefits	733,605	754,761	2,264,525	2,282,803
Supplies	81,812	85,129	251,672	261,586
Rent	79,269	79,312	238,115	234,445
Other operating expenses	269,927	230,076	745,556	699,692
Other (income) expense	52	(3,178)	(983)	(9,479)
Impairment charges	441	406	1,085	1,015
Depreciation and amortization	37,591	41,304	119,872	121,429
Interest expense	25,633	26,663	82,888	79,946
Investment income	(1,235)	(212)	(2,798)	(753)
	1,227,095	1,214,261	3,699,932	3,670,684
Income (loss) from continuing operations before income taxes	(28,622)	11,898	5,524	54,467
Provision (benefit) for income taxes	(9,003)	5,070	4,288	22,926
Income (loss) from continuing operations	(19,619)	6,828	1,236	31,541
Discontinued operations, net of income taxes:
Income (loss) from operations	(21,609)	3,059	(24,287)	13,777
Loss on divestiture of operations	(65,016)	(2,280)	(77,893)	(3,806)
Income (loss) from discontinued operations	(86,625)	779	(102,180)	9,971
Net income (loss)	(106,244)	7,607	(100,944)	41,512
Earnings attributable to noncontrolling interests	(754)	(41)	(1,252)	(253)
Income (loss) attributable to Kindred	$(106,998)	$7,566	$(102,196)	$41,259
Amounts attributable to Kindred stockholders:
Income (loss) from continuing operations	$(20,373)	$6,787	$(16)	$31,288
Income (loss) from discontinued operations	(86,625)	779	(102,180)	9,971
Net income (loss)	$(106,998)	$7,566	$(102,196)	$41,259
Earnings (loss) per common share:
Basic:
Income (loss) from continuing operations	$(0.39)	$0.13	$–	$0.59
Discontinued operations:
Income (loss) from operations	(0.41)	0.05	(0.47)	0.26
Loss on divestiture of operations	(1.24)	(0.04)	(1.49)	(0.07)
Income (loss) from discontinued operations	(1.65)	0.01	(1.96)	0.19
Net income (loss)	$(2.04)	$0.14	$(1.96)	$0.78
Diluted:
Income (loss) from continuing operations	$(0.39)	$0.13	$–	$0.59
Discontinued operations:
Income (loss) from operations	(0.41)	0.05	(0.47)	0.26
Loss on divestiture of operations	(1.24)	(0.04)	(1.49)	(0.07)
Income (loss) from discontinued operations	(1.65)	0.01	(1.96)	0.19
Net income (loss)	$(2.04)	$0.14	$(1.96)	$0.78
Shares used in computing earnings (loss) per common share:
Basic	52,323	51,676	52,218	51,648
Diluted	52,323	51,709	52,218	51,675

Cash dividends declared and paid per common share	$0.12	$–	$0.12	$–

See accompanying notes.

KINDRED HEALTHCARE, INC.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Net income (loss)	$(106,244)	$7,607	$(100,944)	$41,512
Other comprehensive income (loss):
Available-for-sale securities (Note 9):
Change in unrealized investment gains	416	559	2,044	1,562
Reclassification of gains realized in net income (loss)	(1,026)	–	(2,135)	(85)
Net change	(610)	559	(91)	1,477
Interest rate swaps (Note 1):
Change in unrealized gains (losses)	(183)	(25)	1,133	(1,288)
Reclassification of ineffectiveness realized in net income (loss)	(104)	–	(380)	–
Reclassification of losses realized in net income (loss), net of payments	2	5	–	206
Net change	(285)	(20)	753	(1,082)
Income tax expense (benefit) related to items of other comprehensive income (loss)	286	(186)	(412)	(18)
Other comprehensive income (loss)	(609)	353	250	377
Comprehensive income (loss)	(106,853)	7,960	(100,694)	41,889
Earnings attributable to noncontrolling interests	(754)	(41)	(1,252)	(253)
Comprehensive income (loss) attributable to Kindred	$(107,607)	$7,919	$(101,946)	$41,636

See accompanying notes.

KINDRED HEALTHCARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

(In thousands, except per share amounts)

	September 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$44,579	$50,007
Cash–restricted	3,953	5,197
Insurance subsidiary investments	93,686	86,168
Accounts receivable less allowance for loss of $39,847 – September 30, 2013 and $23,959 – December 31, 2012	929,931	1,038,605
Inventories	26,291	32,021
Deferred tax assets	16,543	12,663
Income taxes	43,309	13,573
Other	40,032	35,532
	1,198,324	1,273,766
Property and equipment	1,862,049	2,226,903
Accumulated depreciation	(997,057)	(1,083,777)
	864,992	1,143,126
Goodwill	976,611	1,041,266
Intangible assets less accumulated amortization of $50,264 – September 30, 2013 and $34,854 – December 31, 2012	405,771	439,767
Assets held for sale	22,092	4,131
Insurance subsidiary investments	149,916	116,424
Deferred tax assets	6,250	–
Other	240,653	219,466
Total assets	$3,864,609	$4,237,946
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$169,217	$210,668
Salaries, wages and other compensation	354,016	389,009
Due to third party payors	52,134	35,420
Professional liability risks	59,439	54,088
Other accrued liabilities	184,781	137,204
Long-term debt due within one year	8,225	8,942
	827,812	835,331
Long-term debt	1,382,385	1,648,706
Professional liability risks	246,482	236,630
Deferred tax liabilities	–	9,764
Deferred credits and other liabilities	220,202	214,671
Commitments and contingencies (Note 12)
Equity:
Stockholders’ equity:
Common stock, $0.25 par value; authorized 175,000 shares; issued 54,149 shares – September 30, 2013 and 53,280 shares – December 31, 2012	13,537	13,320
Capital in excess of par value	1,149,521	1,145,922
Accumulated other comprehensive loss	(1,632)	(1,882)
Retained earnings (deficit)	(10,275)	98,799
	1,151,151	1,256,159
Noncontrolling interests	36,577	36,685
Total equity	1,187,728	1,292,844
Total liabilities and equity	$3,864,609	$4,237,946

See accompanying notes.

KINDRED HEALTHCARE, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(In thousands)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Cash flows from operating activities:
Net income (loss)	$(106,244)	$7,607	$(100,944)	$41,512
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	42,831	50,600	142,745	149,092
Amortization of stock-based compensation costs	1,553	3,132	7,641	8,011
Amortization of deferred financing costs	2,509	2,375	9,529	7,091
Payment of lender fees related to senior debt modifications	(4,589)	–	(6,189)	–
Provision for doubtful accounts	13,152	9,117	34,489	22,654
Deferred income taxes	2,336	(1,235)	(22,985)	(18,140)
Impairment charges	8,995	708	10,077	1,904
Loss on divestiture of discontinued operations	65,016	2,280	77,893	3,806
Other	6,316	786	5,452	2,753
Change in operating assets and liabilities:
Accounts receivable	45,862	13,175	26,745	(67,913)
Inventories and other assets	3,467	(5,490)	67	(20,897)
Accounts payable	(12,901)	5,281	(31,979)	(7,252)
Income taxes	(27,969)	7,588	(5,269)	39,285
Due to third party payors	25,931	12,627	16,716	1,688
Other accrued liabilities	44,485	32,938	25,229	27,493
Net cash provided by operating activities	110,750	141,489	189,217	191,087
Cash flows from investing activities:
Routine capital expenditures	(23,152)	(25,939)	(62,952)	(76,804)
Development capital expenditures	(3,235)	(15,177)	(10,709)	(38,175)
Acquisitions, net of cash acquired	(12,173)	(71,440)	(39,106)	(139,308)
Acquisition deposit	(14,675)	–	(14,675)	–
Sale of assets	236,397	–	248,700	1,110
Purchase of insurance subsidiary investments	(7,765)	(9,692)	(30,360)	(30,890)
Sale of insurance subsidiary investments	9,899	8,063	35,427	30,073
Net change in insurance subsidiary cash and cash equivalents	(1,416)	(685)	(44,294)	(15,171)
Change in other investments	(140)	1,003	218	1,454
Other	79	(25)	(142)	(1,029)
Net cash provided by (used in) investing activities	183,819	(113,892)	82,107	(268,740)
Cash flows from financing activities:
Proceeds from borrowings under revolving credit	238,900	364,600	1,100,300	1,329,300
Repayment of borrowings under revolving credit	(519,200)	(390,400)	(1,363,600)	(1,244,900)
Repayment of other long-term debt	(92)	(2,665)	(4,818)	(7,976)
Payment of deferred financing costs	(683)	(288)	(1,340)	(601)
Contribution made by noncontrolling interests	–	–	–	200
Distribution made to noncontrolling interests	(118)	–	(1,628)	(3,521)
Purchase of noncontrolling interests	–	(715)	–	(715)
Issuance of common stock	222	–	429	–
Dividends paid	(6,499)	–	(6,499)	–
Other	53	–	404	–
Net cash provided by (used in) financing activities	(287,417)	(29,468)	(276,752)	71,787
Change in cash and cash equivalents	7,152	(1,871)	(5,428)	(5,866)
Cash and cash equivalents at beginning of period	37,427	37,566	50,007	41,561
Cash and cash equivalents at end of period	$44,579	$35,695	$44,579	$35,695

Supplemental information:
Interest payments	$7,899	$12,856	$63,744	$60,490
Income tax payments	2,886	472	16,716	10,318

See accompanying notes.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

Business

Kindred Healthcare, Inc. is a healthcare services company that through its subsidiaries operates transitional care (“TC”) hospitals, inpatient rehabilitation hospitals (“IRFs”), nursing centers, assisted living facilities, a contract rehabilitation services business and a home health and hospice business across the United States (collectively, the “Company” or “Kindred”). At September 30, 2013, the Company’s hospital division operated 102 TC hospitals (certified as long-term acute care (“LTAC”) hospitals under the Medicare program) and five IRFs in 22 states. The Company’s nursing center division operated 102 nursing centers and six assisted living facilities in 22 states. The Company’s rehabilitation division provided rehabilitation services primarily in hospitals and long-term care settings. The Company’s home health and hospice division provided home health, hospice and private duty services from 105 locations in 11 states.

In 2013 and in recent years, the Company has completed several transactions related to the divestiture or planned divestiture of unprofitable hospitals and nursing centers to improve its future operating results. For accounting purposes, the operating results of these businesses and the losses associated with these transactions have been classified as discontinued operations in the accompanying unaudited condensed consolidated statement of operations for all periods presented. Assets held for sale at September 30, 2013 have been measured at the lower of carrying value or estimated fair value less costs of disposal and have been classified as held for sale in the accompanying unaudited condensed consolidated balance sheet. See Notes 2 and 3 for a summary of divestitures and discontinued operations.

Recently issued accounting requirements

In July 2013, the Financial Accounting Standards Board (the “FASB”) issued authoritative guidance related to financial statement presentation of an unrecognized tax benefit. The main provisions of the guidance state that an entity must present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. The guidance is effective for all interim and annual reporting periods beginning after December 15, 2013. Early adoption is permitted for all entities. The adoption of the guidance is not expected to have a material impact on the Company’s business, financial position, results of operations or liquidity.

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

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION (Continued)

Equity

The following table sets forth the changes in equity attributable to noncontrolling interests and equity attributable to Kindred stockholders for the nine months ended September 30, 2013 and 2012 (in thousands):

For the nine months ended September 30, 2013:	Redeemable noncontrolling interests	Amounts attributable to Kindred stockholders	Nonredeemable noncontrolling interests	Total equity
Balance at December 31, 2012	$–	$1,256,159	$36,685	$1,292,844
Comprehensive income (loss):
Net income (loss)	–	(102,196)	1,252	(100,944)
Other comprehensive income	–	250	–	250
	–	(101,946)	1,252	(100,694)
Issuance of common stock in connection with employee benefit plans	–	429	–	429
Shares tendered by employees for statutory tax withholdings upon issuance of common stock	–	(2,987)	–	(2,987)
Income tax provision in connection with the issuance of common stock under employee benefit plans	–	(1,646)	–	(1,646)
Stock-based compensation amortization	–	7,641	–	7,641
Distribution made to noncontrolling interests	–	–	(1,628)	(1,628)
Purchase of noncontrolling interests	–	–	268	268
Dividends paid	–	(6,499)	–	(6,499)
Balance at September 30, 2013	$–	$1,151,151	$36,577	$1,187,728

For the nine months ended September 30, 2012:
Balance at December 31, 2011	$9,704	$1,288,921	$31,620	$1,320,541
Comprehensive income:
Net income	140	41,259	113	41,372
Other comprehensive income	–	377	–	377
	140	41,636	113	41,749
Shares tendered by employees for statutory tax withholdings upon issuance of common stock	–	(1,856)	–	(1,856)
Income tax provision in connection with the issuance of common stock under employee benefit plans	–	(2,453)	–	(2,453)
Stock-based compensation amortization	–	8,011	–	8,011
Contribution made by noncontrolling interests	–	–	200	200
Distribution made to noncontrolling interests	(571)	–	(2,950)	(2,950)
Purchase of noncontrolling interests	(2,031)	1,316	–	1,316
Reclassification of noncontrolling interests	(7,242)	–	7,242	7,242
Balance at September 30, 2012	$–	$1,335,575	$36,225	$1,371,800

The purchase of redeemable noncontrolling interests for the nine months ended September 30, 2012 resulted from a cash payment of $0.7 million and a gain of $1.3 million that was recorded as an increase to equity.

The reclassification between noncontrolling interests for the nine months ended September 30, 2012 resulted from minority ownership interests containing put rights in connection with the RehabCare Merger (as defined) that expired.

Income taxes

The Company’s effective income tax rate was 31.5% and 42.6% for the third quarter of 2013 and 2012, respectively, and 77.6% and 42.1% for the nine months ended September 30, 2013 and 2012, respectively. The change in the effective income tax rate for both periods was primarily related to a non-deductible litigation charge that increased the provision for income taxes by approximately $3 million for both periods.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION (Continued)

Derivative financial instruments

In December 2011, the Company entered into two interest rate swap agreements to hedge its floating interest rate on an aggregate of $225 million of debt outstanding under its $785.5 million senior secured term loan facility (the “Term Loan Facility”) entered into in June 2011. The interest rate swaps have an effective date of January 9, 2012, and expire on January 11, 2016. The Company is required to make payments based upon a fixed interest rate of 1.8925% calculated on the notional amount of $225 million. In exchange, the Company will receive interest on $225 million at a variable interest rate that is based upon the three-month London Interbank Offered Rate (“LIBOR”), subject to a minimum rate of 1.5%. The Company determined the interest rate swaps continue to qualify for cash flow hedge accounting treatment at September 30, 2013. However, a Term Loan Facility amendment completed in May 2013 reduced the LIBOR floor from 1.5% to 1.0%, therefore some partial ineffectiveness will result through the expiration of the interest rate swap agreement. For the three and nine months ended September 30, 2013, there was $0.1 million and $0.4 million, respectively, of ineffectiveness recognized related to the interest rate swaps recorded in interest expense. The fair value of the interest rate swaps recorded in other accrued liabilities was $1.5 million and $2.6 million at September 30, 2013 and December 31, 2012, respectively. See Note 11.

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

NOTE 2 – DIVESTITURES

During the third quarter of 2013, the Company completed the sale of 16 non-strategic facilities (the “Vibra Facilities”) for $187 million to an affiliate of Vibra Healthcare, LLC (“Vibra”). The net proceeds of $180 million from this transaction were used to reduce the Company’s borrowings under its $750 million senior secured asset-based revolving credit facility (the “ABL Facility”).

The Vibra Facilities consist of 14 TC hospitals containing 1,002 licensed beds, one IRF containing 44 licensed beds and one nursing center containing 135 licensed beds. Six of the TC hospitals and the one nursing center were owned facilities. The remaining Vibra Facilities were leased. The Vibra Facilities generated revenues of approximately $272 million and segment operating income of approximately $40 million (excluding the allocation of approximately $8 million of overhead costs) for the year ended December 31, 2012. The Vibra Facilities had aggregate rent expense of approximately $12 million for the year ended December 31, 2012.

The Company recorded a loss on divestiture of $76 million ($63 million net of income taxes) and $94 million ($74 million net of income taxes) during the third quarter of 2013 and for the nine months ended September 30, 2013, respectively, related to the Vibra Facilities. The loss on divestiture included a $68.7 million write-off of goodwill, which was allocated based upon the relative fair value of the Vibra Facilities, and a $21.0 million write-off of intangible assets.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 2 – DIVESTITURES (Continued)

On July 31, 2013, the Company completed the sale of seven non-strategic nursing centers (the “Signature Facilities”) for $47 million to affiliates of Signature Healthcare, LLC (“Signature”). The proceeds from this transaction were used to reduce the Company’s borrowings under its ABL Facility.

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

The Company recorded a loss on divestiture of $2 million ($1 million net of income taxes) during the third quarter of 2013 related to the Signature Facilities.

The results of operations and losses on divestiture of operations, net of income taxes, for the Signature Facilities and the Vibra Facilities were reclassified to discontinued operations in the third quarter of 2013.

On April 27, 2012, the Company announced that it would not renew seven renewal bundles containing 54 nursing centers (the “2012 Expiring Facilities”) under operating leases with Ventas, Inc. (“Ventas”) that expired on April 30, 2013. The 2012 Expiring Facilities contained 6,140 licensed nursing center beds and generated revenues of approximately $475 million for the year ended December 31, 2012. The annual rent for these facilities approximated $57 million. The Company transferred the operations of all of the 2012 Expiring Facilities to new operators during the nine months ended September 30, 2013. The Company reclassified the results of operations and losses associated with the 2012 Expiring Facilities to discontinued operations, net of income taxes, for all periods presented. The Company received cash proceeds of $13.5 million for the nine months ended September 30, 2013 for the sale of property and equipment and inventory related to the 2012 Expiring Facilities.

NOTE 3 – DISCONTINUED OPERATIONS

In accordance with the authoritative guidance for the impairment or disposal of long-lived assets, the divestitures or planned divestiture of unprofitable businesses discussed in Notes 1 and 2 have been accounted for as discontinued operations. Accordingly, the results of operations of these businesses for all periods presented and the losses associated with these transactions have been classified as discontinued operations, net of income taxes, in the accompanying unaudited condensed consolidated statement of operations. At September 30, 2013, the Company held for sale one hospital and 59 nursing centers reported as discontinued operations.

On September 30, 2013, the Company entered into agreements to renew early its leases with Ventas for 22 TC hospitals and 26 nursing centers (collectively, the “Renewal Facilities”) and exit 59 nursing centers and close another facility (collectively, the “2013 Expiring Facilities”). The current lease term for the Renewal Facilities and the 2013 Expiring Facilities was scheduled to expire in April 2015. See Note 10. Under the terms of the agreements, the lease term for the 2013 Expiring Facilities will expire on September 30, 2014. For accounting purposes, 59 of the 2013 Expiring Facilities qualified as assets held for sale and the Company reflected the operating results as discontinued operations in the accompanying unaudited condensed consolidated statement of operations for all historical periods and will reflect the facility scheduled for closure as a discontinued operation upon completion of the exit process. Under the terms of the agreements, the Company will pay $20 million to Ventas in exchange for the early termination of certain leases. The disposal group was measured at its fair value less cost to sell and the Company recorded an asset impairment charge of $7.9 million related to leasehold improvements in the 2013 Expiring Facilities. These charges were recorded in discontinued operations in the third quarter of 2013 in the accompanying unaudited condensed consolidated statement of operations.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 3 – DISCONTINUED OPERATIONS (Continued)

A summary of discontinued operations follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Revenues	$171,190	$328,247	$732,757	$1,003,994
Salaries, wages and benefits	80,997	158,157	356,612	482,231
Supplies	12,398	21,466	49,834	64,545
Rent	36,897	32,705	89,091	98,204
Other operating expenses	62,685	101,315	245,209	307,962
Other (income) expense	(11)	24	144	33
Impairment charges	8,554	302	8,992	889
Depreciation	5,240	9,296	22,873	27,663
Interest expense	2	6	10	17
Investment income	(2)	(18)	(29)	(43)
	206,760	323,253	772,736	981,501
Income (loss) from operations before income taxes	(35,570)	4,994	(39,979)	22,493
Provision (benefit) for income taxes	(13,961)	1,935	(15,692)	8,716
Income (loss) from operations	(21,609)	3,059	(24,287)	13,777
Loss on divestiture of operations	(65,016)	(2,280)	(77,893)	(3,806)
Income (loss) from discontinued operations	$(86,625)	$779	$(102,180)	$9,971

The following table sets forth certain discontinued operating data by business segment (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Revenues:
Hospital division	$42,998	$64,634	$181,287	$203,982
Nursing center division	128,192	263,613	551,470	800,012
	$171,190	$328,247	$732,757	$1,003,994
Operating income:
Hospital division	$4,344	$6,566	$26,514	$25,164
Nursing center division	2,223	40,417	45,452	123,170
	$6,567	$46,983	$71,966	$148,334
Rent:
Hospital division	$1,797	$3,095	$6,723	$9,371
Nursing center division	35,100	29,610	82,368	88,833
	$36,897	$32,705	$89,091	$98,204
Depreciation:
Hospital division	$2,349	$3,049	$9,327	$9,331
Nursing center division	2,891	6,247	13,546	18,332
	$5,240	$9,296	$22,873	$27,663

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 3 – DISCONTINUED OPERATIONS (Continued)

A summary of the net assets held for sale follows (in thousands):

	September 30, 2013	December 31, 2012
Long-term assets:
Property and equipment, net	$20,738	$4,126
Other	1,354	5
	22,092	4,131
Current liabilities (included in other accrued liabilities)	(61)	–
	$22,031	$4,131

NOTE 4 – ACQUISITIONS

The following is a summary of the Company’s acquisition activities. The operating results of the acquired businesses have been included in the accompanying unaudited condensed consolidated financial statements of the Company from the respective acquisition dates. The purchase price of acquired businesses and acquired leased facilities resulted from negotiations with each of the sellers that were based upon both the historical and expected future cash flows of the respective businesses and real estate values. Each of these acquisitions was financed through operating cash flows and borrowings under the Company’s ABL Facility. Unaudited pro forma financial data related to the acquired businesses have not been presented because the acquisitions are not material, either individually or in the aggregate, to the Company’s consolidated financial statements.

During the third quarter of 2013, the Company acquired three home health and hospice businesses for $7.2 million and acquired a TC hospital for $5.0 million.

Also, during the nine months ended September 30, 2013, the Company acquired two home health and hospice businesses for $1.7 million and acquired the real estate of a previously leased hospital for $25.2 million. Annual rent associated with the previously leased hospital aggregated $2.5 million.

Acquisition deposits of $14.7 million were made on September 30, 2013, primarily related to the purchase of a hospital rehabilitation services company on October 1, 2013.

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

The fair value of each of the acquisitions noted above was measured using discounted cash flow methodologies which are considered Level 3 inputs (as described in Note 13).

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 5 – REVENUES

Revenues are recorded based upon estimated amounts due from patients and third party payors for healthcare services provided, including anticipated settlements under reimbursement agreements with Medicare, Medicaid, Medicare Advantage and other third party payors.

A summary of revenues by payor type follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Medicare	$490,312	$508,563	$1,560,265	$1,572,906
Medicaid	153,822	145,358	437,071	433,190
Medicare Advantage	91,453	91,784	284,028	277,277
Other	516,652	533,024	1,588,836	1,602,812
	1,252,239	1,278,729	3,870,200	3,886,185
Eliminations	(53,766)	(52,570)	(164,744)	(161,034)
	$1,198,473	$1,226,159	$3,705,456	$3,725,151

NOTE 6 – EARNINGS (LOSS) PER SHARE AND DIVIDENDS

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

The Company’s Board of Directors approved a quarterly cash dividend to its shareholders of $0.12 per common share that was paid on September 9, 2013 to shareholders of record as of the close of business on August 19, 2013. Future declarations of quarterly dividends will be subject to the approval of Kindred’s Board of Directors.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 6 – EARNINGS (LOSS) PER SHARE AND DIVIDENDS (Continued)

A computation of earnings (loss) per common share follows (in thousands, except per share amounts):

	Three months ended September 30,				Nine months ended September 30,
	2013		2012		2013		2012
	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted
Earnings (loss):
Amounts attributable to Kindred stockholders:
Income (loss) from continuing operations:
As reported in Statement of Operations	$(20,373)	$(20,373)	$6,787	$6,787	$(16)	$(16)	$31,288	$31,288
Allocation to participating unvested restricted stockholders	–	–	(173)	(172)	–	–	(660)	(659)
Available to common stockholders	$(20,373)	$(20,373)	$6,614	$6,615	$(16)	$(16)	$30,628	$30,629
Discontinued operations, net of income taxes:
Income (loss) from operations:
As reported in Statement of Operations	$(21,609)	$(21,609)	$3,059	$3,059	$(24,287)	$(24,287)	$13,777	$13,777
Allocation to participating unvested restricted stockholders	–	–	(78)	(78)	–	–	(290)	(290)
Available to common stockholders	$(21,609)	$(21,609)	$2,981	$2,981	$(24,287)	$(24,287)	$13,487	$13,487
Loss on divestiture of operations:
As reported in Statement of Operations	$(65,016)	$(65,016)	$(2,280)	$(2,280)	$(77,893)	$(77,893)	$(3,806)	$(3,806)
Allocation to participating unvested restricted stockholders	–	–	58	58	–	–	80	80
Available to common stockholders	$(65,016)	$(65,016)	$(2,222)	$(2,222)	$(77,893)	$(77,893)	$(3,726)	$(3,726)
Income (loss) from discontinued operations:
As reported in Statement of Operations	$(86,625)	$(86,625)	$779	$779	$(102,180)	$(102,180)	$9,971	$9,971
Allocation to participating unvested restricted stockholders	–	–	(20)	(20)	–	–	(210)	(210)
Available to common stockholders	$(86,625)	$(86,625)	$759	$759	$(102,180)	$(102,180)	$9,761	$9,761
Net income (loss):
As reported in Statement of Operations	$(106,998)	$(106,998)	$7,566	$7,566	$(102,196)	$(102,196)	$41,259	$41,259
Allocation to participating unvested restricted stockholders	–	–	(193)	(192)	–	–	(870)	(869)
Available to common stockholders	$(106,998)	$(106,998)	$7,373	$7,374	$(102,196)	$(102,196)	$40,389	$40,390
Shares used in the computation:
Weighted average shares outstanding – basic computation	52,323	52,323	51,676	51,676	52,218	52,218	51,648	51,648
Dilutive effect of employee stock options		–		33		–		27
Adjusted weighted average shares outstanding – diluted computation		52,323		51,709		52,218		51,675
Earnings (loss) per common share:
Income (loss) from continuing operations	$(0.39)	$(0.39)	$0.13	$0.13	$–	$–	$0.59	$0.59
Discontinued operations:
Income (loss) from operations	(0.41)	(0.41)	0.05	0.05	(0.47)	(0.47)	0.26	0.26
Loss on divestiture of operations	(1.24)	(1.24)	(0.04)	(0.04)	(1.49)	(1.49)	(0.07)	(0.07)
Income (loss) from discontinued operations	(1.65)	(1.65)	0.01	0.01	(1.96)	(1.96)	0.19	0.19
Net income (loss)	$(2.04)	$(2.04)	$0.14	$0.14	$(1.96)	$(1.96)	$0.78	$0.78
Number of antidilutive stock options excluded from shares used in the diluted earnings (loss) per common share computation		1,157		1,710		1,179		1,710

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

Segment operating income for the nine months ended September 30, 2013 included one-time bonus costs paid to employees who do not participate in the Company’s incentive compensation program of $20.4 million (hospital division – $8.0 million, nursing center division – $5.0 million, rehabilitation division – $6.3 million (skilled nursing rehabilitation services – $5.0 million and hospital rehabilitation services – $1.3 million), home health and hospice division – $0.8 million and corporate – $0.3 million).

Segment operating income for the hospital division for the three months ended September 30, 2013 included costs of $5.5 million in connection with the closing of a TC hospital and a litigation charge of $0.7 million.

Segment operating income for the hospital division for the nine months ended September 30, 2012 included severance ($2.5 million) and other miscellaneous costs ($1.1 million) incurred in connection with the closing of a regional office and two TC hospitals, and $5.0 million for employment-related lawsuits.

Segment operating income for the nursing center division for the nine months ended September 30, 2012 included $0.9      million incurred in connection with the cancellation of a sub-acute unit project.

Segment operating income for the rehabilitation division for the three months ended September 30, 2013 included $23.1 million of litigation charges (skilled nursing rehabilitation services) and $0.3 million of severance and retirement costs (hospital rehabilitation services).

Segment operating income for the home health and hospice division for the three months ended September 30, 2013 included $0.6 million of severance and retirement costs and $0.5 million of costs associated with closing a home health location.

Segment operating income for corporate for the three months ended September 30, 2013 included $1.0 million of severance and retirement costs and $0.5 million of fees associated with the modification of certain of the Company’s senior debt. See Note 11.

Rent expense for the hospital division included $0.6 million and $1.5 million for the three and nine months ended September 30, 2012, respectively, incurred in connection with the closing of two TC hospitals.

Interest expense for corporate included $0.1 million and $1.5 million for the three and nine months ended September 30, 2013, respectively, related to charges associated with the modification of certain of the Company’s senior debt. See Note 11.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 7 – BUSINESS SEGMENT DATA (Continued)

The following table sets forth certain data by business segment (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Revenues:
Hospital division	$608,506	$636,463	$1,909,629	$1,967,683
Nursing center division	277,668	282,223	839,630	846,608
Rehabilitation division:
Skilled nursing rehabilitation services	243,968	252,201	749,884	758,977
Hospital rehabilitation services	68,296	71,899	212,596	219,670
	312,264	324,100	962,480	978,647
Home health and hospice division	53,801	35,943	158,461	93,247
	1,252,239	1,278,729	3,870,200	3,886,185
Eliminations:
Skilled nursing rehabilitation services	(29,414)	(27,805)	(89,697)	(85,239)
Hospital rehabilitation services	(23,191)	(23,904)	(71,672)	(73,423)
Nursing centers	(1,161)	(861)	(3,375)	(2,372)
	(53,766)	(52,570)	(164,744)	(161,034)
	$1,198,473	$1,226,159	$3,705,456	$3,725,151
Income (loss) from continuing operations:
Operating income (loss):
Hospital division	$112,290	$130,798	$393,892	$414,222
Nursing center division	30,304	37,865	94,204	105,705
Rehabilitation division:
Skilled nursing rehabilitation services	(8,571)	16,996	23,810	47,419
Hospital rehabilitation services	18,215	16,977	55,920	50,953
	9,644	33,973	79,730	98,372
Home health and hospice division	1,085	3,645	7,832	8,775
Corporate:
Overhead	(39,151)	(45,883)	(127,932)	(133,334)
Insurance subsidiary	(482)	(545)	(1,375)	(1,627)
	(39,633)	(46,428)	(129,307)	(134,961)
Impairment charges	(441)	(406)	(1,085)	(1,015)
Transaction costs	(613)	(482)	(1,665)	(1,564)
Operating income	112,636	158,965	443,601	489,534
Rent	(79,269)	(79,312)	(238,115)	(234,445)
Depreciation and amortization	(37,591)	(41,304)	(119,872)	(121,429)
Interest, net	(24,398)	(26,451)	(80,090)	(79,193)
Income (loss) from continuing operations before income taxes	(28,622)	11,898	5,524	54,467
Provision (benefit) for income taxes	(9,003)	5,070	4,288	22,926
	$(19,619)	$6,828	$1,236	$31,541

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 7 – BUSINESS SEGMENT DATA (Continued)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Rent:
Hospital division	$50,929	$52,197	$153,021	$153,790
Nursing center division	25,450	24,300	76,144	72,487
Rehabilitation division:
Skilled nursing rehabilitation services	1,123	1,356	3,555	4,204
Hospital rehabilitation services	19	2	55	119
	1,142	1,358	3,610	4,323
Home health and hospice division	1,193	805	3,534	2,029
Corporate	555	652	1,806	1,816
	$79,269	$79,312	$238,115	$234,445
Depreciation and amortization:
Hospital division	$17,483	$20,060	$56,202	$59,247
Nursing center division	6,830	7,298	21,642	21,123
Rehabilitation division:
Skilled nursing rehabilitation services	2,461	2,811	8,451	8,223
Hospital rehabilitation services	2,281	2,328	6,931	6,975
	4,742	5,139	15,382	15,198
Home health and hospice division	1,638	1,137	4,779	2,960
Corporate	6,898	7,670	21,867	22,901
	$37,591	$41,304	$119,872	$121,429
Capital expenditures, excluding acquisitions (including discontinued operations):
Hospital division:
Routine	$6,421	$9,015	$22,285	$28,455
Development	3,235	14,334	10,702	35,572
	9,656	23,349	32,987	64,027
Nursing center division:
Routine	5,584	4,965	15,662	12,611
Development	–	843	7	2,603
	5,584	5,808	15,669	15,214
Rehabilitation division:
Skilled nursing rehabilitation services:
Routine	860	707	1,929	1,602
Development	–	–	–	–
	860	707	1,929	1,602
Hospital rehabilitation services:
Routine	31	125	108	231
Development	–	–	–	–
	31	125	108	231
Home health and hospice division:
Routine	522	160	1,056	429
Development	–	–	–	–
	522	160	1,056	429
Corporate:
Routine:
Information systems	7,298	10,842	19,023	32,901
Other	2,436	125	2,889	575
	$26,387	$41,116	$73,661	$114,979

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 7 – BUSINESS SEGMENT DATA (Continued)

	September 30, 2013	December 31, 2012
Assets at end of period:
Hospital division	$1,806,718	$2,129,303
Nursing center division	485,353	626,016
Rehabilitation division:
Skilled nursing rehabilitation services	345,616	336,445
Hospital rehabilitation services	343,561	340,668
	689,177	677,113
Home health and hospice division	216,117	202,156
Corporate	667,244	603,358
	$3,864,609	$4,237,946
Goodwill:
Hospital division	$677,557	$747,065
Rehabilitation division:
Skilled nursing rehabilitation services	–	–
Hospital rehabilitation services	168,019	168,019
	168,019	168,019
Home health and hospice division	131,035	126,182
	$976,611	$1,041,266

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

The provision for loss for insurance risks, including the cost of coverage maintained with unaffiliated commercial insurance carriers, follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Professional liability:
Continuing operations	$12,476	$13,536	$45,239	$41,655
Discontinued operations	7,387	5,597	21,809	16,801
Workers compensation:
Continuing operations	$7,689	$11,286	$29,633	$33,387
Discontinued operations	1,157	4,292	9,282	12,698

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 8 – INSURANCE RISKS (Continued)

A summary of the assets and liabilities related to insurance risks included in the accompanying unaudited condensed consolidated balance sheet follows (in thousands):

	September 30, 2013			December 31, 2012
	Professional liability	Workers compensation	Total	Professional liability	Workers compensation	Total
Assets:
Current:
Insurance subsidiary investments	$58,579	$35,107	$93,686	$53,133	$33,035	$86,168
Reinsurance recoverables	6,981	–	6,981	5,382	–	5,382
Other	–	150	150	–	150	150
	65,560	35,257	100,817	58,515	33,185	91,700
Non-current:
Insurance subsidiary investments	69,382	80,534	149,916	46,546	69,878	116,424
Reinsurance and other recoverables	66,950	78,027	144,977	58,025	76,794	134,819
Deposits	4,238	1,489	5,727	3,977	1,574	5,551
Other	–	39	39	–	40	40
	140,570	160,089	300,659	108,548	148,286	256,834
	$206,130	$195,346	$401,476	$167,063	$181,471	$348,534
Liabilities:
Allowance for insurance risks:
Current	$59,439	$39,158	$98,597	$54,088	$37,096	$91,184
Non-current	246,482	161,551	408,033	236,630	156,265	392,895
	$305,921	$200,709	$506,630	$290,718	$193,361	$484,079

Provisions for loss for professional liability risks retained by the Company’s limited purpose insurance subsidiary have been discounted based upon actuarial estimates of claim payment patterns using a discount rate of 1% to 5% depending upon the policy year. The discount rate was 1% for the 2013 and 2012 policy years. The discount rates are based upon the risk free interest rate for the respective year. Amounts equal to the discounted loss provision are funded annually. The Company does not fund the portion of professional liability risks related to estimated claims that have been incurred but not reported. Accordingly, these liabilities are not discounted. If the Company did not discount any of the allowances for professional liability risks, these balances would have approximated $308.7 million at September 30, 2013 and $293.3 million at December 31, 2012.

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

The cost for equities, amortized cost for debt securities and estimated fair value of the Company’s insurance subsidiary investments follows (in thousands):

	September 30, 2013				December 31, 2012
	Cost	Unrealized gains	Unrealized losses	Fair value	Cost	Unrealized gains	Unrealized losses	Fair value
Cash and cash equivalents (a)	$184,456	$–	$–	$184,456	$140,162	$–	$–	$140,162
Debt securities:
Corporate bonds	19,080	46	(11)	19,115	21,352	118	(16)	21,454
Debt securities issued by U.S. government agencies	20,058	47	(10)	20,095	16,624	89	–	16,713
U.S. Treasury notes	7,096	5	(2)	7,099	6,131	3	–	6,134
	46,234	98	(23)	46,309	44,107	210	(16)	44,301
Equities by industry:
Industrials	1,096	317	–	1,413	2,039	331	(53)	2,317
Consumer	948	454	–	1,402	2,171	599	(15)	2,755
Financial services	814	236	(27)	1,023	1,419	284	(86)	1,617
Healthcare	660	226	–	886	1,474	179	(14)	1,639
Technology	619	215	–	834	1,482	268	(70)	1,680
Other	1,433	516	(25)	1,924	2,554	706	(243)	3,017
	5,570	1,964	(52)	7,482	11,139	2,367	(481)	13,025
Certificates of deposit	5,350	5	–	5,355	5,101	3	–	5,104
	$241,610	$2,067	$(75)	$243,602	$200,509	$2,580	$(497)	$202,592

(a)	Includes $9.5 million and $3.7 million of money market funds at September 30, 2013 and December 31, 2012, respectively.

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

The Company considered the severity and duration of its unrealized losses at September 30, 2013 and recognized a $0.1 million pretax other-than-temporary impairment during the nine months ended September 30, 2013 for various investments held in its insurance subsidiary investment portfolio. The Company considered the severity and duration of its unrealized losses at September 30, 2012 for various investments held in its insurance subsidiary investment portfolio and determined that these unrealized losses were temporary and did not record any impairment losses related to these investments.

As a result of deterioration in professional liability and workers compensation underwriting results of the Company’s limited purpose insurance subsidiary in 2012 and 2011, the Company made capital contributions of $14.2 million and $8.6 million during the nine months ended September 30, 2013 and 2012, respectively, to its limited purpose insurance subsidiary. These transactions were completed in accordance with applicable regulations. Neither capital contribution had any impact on earnings.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 10 – LEASES

On September 30, 2013, the Company entered into agreements to renew early its leases with Ventas for the Renewal Facilities. The current lease term for the Renewal Facilities was scheduled to expire in April 2015.

The Company will renew the existing leases for three TC hospitals and 15 nursing centers for an additional five year term effective May 1, 2015. The annual rents for these facilities will increase by $4.0 million on October 1, 2014 and are subject to various rent escalators contained within the existing master leases. In addition, the Company will renew the leases for 19 TC hospitals and 11 nursing centers for a term of 10 years and seven months effective October 1, 2014. The annual rents for these facilities will increase by $11.0 million on October 1, 2014 and are subject to annual increases based upon the change in the consumer price index (subject to an annual 4% cap). For accounting purposes, the Company will record the additional rents over the new lease term on a straight-line basis beginning on October 1, 2013, the effective date of the agreements.

The current aggregate annual rent for the Renewal Facilities approximates $79 million. The 22 TC hospitals contain 1,753 licensed beds and generated revenues and segment operating income (excluding the allocation of approximately $17 million of overhead costs) of approximately $572 million and $115 million, respectively, for the year ended December 31, 2012. The 26 nursing centers contain 3,134 licensed beds and generated revenues and segment operating income (excluding the allocation of approximately $8 million of overhead costs) of approximately $271 million and $56 million, respectively, for the year ended December 31, 2012. The terms of the new leases are substantially similar to the terms of the existing master lease agreements between the Company and Ventas.

The agreements with Ventas also provided for the Company’s exit from 59 nursing centers and the closure of another facility. Under the terms of the agreements, the lease term for the 2013 Expiring Facilities will expire on September 30, 2014. For accounting purposes, 59 of the 2013 Expiring Facilities qualified as assets held for sale and the Company reflected the operating results as discontinued operations in the accompanying unaudited condensed consolidated statement of operations for all historical periods and will reflect the facility scheduled for closure as a discontinued operation upon completion of the exit process. See Note 3.

Under the terms of the agreements, the Company will pay $20 million to Ventas in exchange for the early termination of certain leases. The disposal group was measured at its fair value less cost to sell and the Company recorded an asset impairment charge of $7.9 million related to leasehold improvements in the 2013 Expiring Facilities. These charges were recorded in discontinued operations in the third quarter of 2013 in the accompanying unaudited condensed consolidated statement of operations.

NOTE 11 – LONG-TERM DEBT

In August 2013, the Company completed amendments and restatements to its ABL Facility and its Term Loan Facility (collectively, the “Credit Facilities”) to increase its borrowing capacity and improve its financial flexibility. The amendments include, among other things, the following changes: (a) refreshing the option to increase the credit capacity in the aggregate between the Credit Facilities by $250 million; (b) establishing the option to further increase the credit capacity between the Credit Facilities upon satisfaction of a secured leverage ratio; (c) extending the maturity of the ABL Facility by two years to June 2018; (d) eliminating the annual and cumulative limitations on acquisitions; (e) raising to $150 million the Company’s ability to pay cash dividends, buy back stock and make other restricted payments; and (f) easing the restrictions on the Company’s ability to make investments and enter into other joint venture arrangements. The interest rate pricing levels were not changed in connection with the amendments.

In May 2013, the Company completed an amendment and restatement of its Term Loan Facility to reduce its annual interest cost by 100 basis points. The applicable interest rate on the Term Loan Facility, which matures on June 1, 2018, was reduced by 50 basis points to LIBOR plus 325 basis points (previously LIBOR plus 375 basis points). In addition, the LIBOR floor was reduced to 1.00% from 1.50%.

The Company recorded fees associated with the amendments of $0.5 million during the three months ended September 30, 2013, which are included in other operating expenses in the accompanying unaudited condensed consolidated statement of operations. The Company also recorded charges associated with the amendments and restatements of $0.1 million and $1.5 million during the three and nine months ended September 30, 2013, respectively, which are included in interest expense in the accompanying unaudited condensed consolidated statement of operations.

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

Legal and regulatory proceedings—The Company is a party to various legal actions (some of which are not insured), and regulatory and other governmental and internal audits and investigations in the ordinary course of business (including investigations resulting from the Company’s obligation to self-report suspected violations of law by the Company). The Company cannot predict the ultimate outcome of pending litigation and regulatory and other governmental and internal audits and investigations. These matters could potentially subject the Company to sanctions, damages, recoupments, fines and other penalties. The U.S. Department of Justice (the “DOJ”), the Centers for Medicare and Medicaid Services (“CMS”) or other federal and state enforcement and regulatory agencies may conduct additional investigations related to the Company’s businesses in the future which may, either individually or in the aggregate, have a material adverse effect on the Company’s business, financial position, results of operations and liquidity. See Note 15.

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
September 30, 2013:
Recurring:
Assets:
Available-for-sale debt securities:
Corporate bonds	$–	$19,115	$–	$19,115	$–
Debt securities issued by U.S. government agencies	–	20,095	–	20,095	–
U.S. Treasury notes	7,099	–	–	7,099	–
	7,099	39,210	–	46,309	–
Available-for-sale equity securities	7,482	–	–	7,482	–
Money market funds	13,039	–	–	13,039	–
Certificates of deposit	–	5,355	–	5,355	–
Total available-for-sale investments	27,620	44,565	–	72,185	–
Deposits held in money market funds	944	4,238	–	5,182	–
	$28,564	$48,803	$–	$77,367	$–
Liabilities:
Interest rate swaps	$–	$(1,516)	$–	$(1,516)	$–
Non-recurring:
Assets:
Hospitals available for sale	$–	$–	$4,828	$4,828	$(3,164)
Property and equipment	–	–	2,820	2,820	(10,077)
	$–	$–	$7,648	$7,648	$(13,241)
Liabilities	$–	$–	$–	$–	$–

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

Recurring measurements

The Company’s available-for-sale investments held by its limited purpose insurance subsidiary consist of debt securities, equities, money market funds and certificates of deposit. These available-for-sale investments and the insurance subsidiary’s cash and cash equivalents of $174.9 million as of September 30, 2013 and $136.5 million as of December 31, 2012, classified as insurance subsidiary investments, are maintained for the payment of claims and expenses related to professional liability and workers compensation risks.

The Company also has available-for-sale investments totaling $3.5 million as of September 30, 2013 and $3.7 million as of December 31, 2012 related to a deferred compensation plan that is maintained for certain of the Company’s current and former employees.

The fair value of actively traded debt and equity securities and money market funds are based upon quoted market prices and are generally classified as Level 1. The fair value of inactively traded debt securities and certificates of deposit are based upon either quoted market prices of similar securities or observable inputs such as interest rates using either a market or income valuation approach and are generally classified as Level 2. The Company’s investment advisors obtain and review pricing for each security. The Company is responsible for the determination of fair value and as such the Company reviews the pricing information from its advisors in determining reasonable estimates of fair value. Based upon the Company’s internal review procedures, there were no adjustments to the prices during the three or nine months ended September 30, 2013 or September 30, 2012.

The Company’s deposits held in money market funds consist primarily of cash and cash equivalents held for general corporate purposes.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 13 – FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (continued)

Recurring measurements (Continued)

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

	September 30, 2013		December 31, 2012
(In thousands)	Carrying value	Fair value	Carrying value	Fair value
Cash and cash equivalents	$44,579	$44,579	$50,007	$50,007
Cash–restricted	3,953	3,953	5,197	5,197
Insurance subsidiary investments	243,602	243,602	202,592	202,592
Tax refund escrow investments	204	204	207	207
Long-term debt, including amounts due within one year (excluding capital lease obligations totaling $10,000 and $0.6 million at September 30, 2013 and December 31, 2012, respectively)	1,390,600	1,432,470	1,657,039	1,630,649

Non-recurring measurements

In the third quarter of 2013, the Company recorded an asset impairment charge of $7.9 million related to leasehold improvements of the 2013 Expiring Facilities. These charges reflect the amount by which the carrying value exceeded its estimated fair value. The fair value of property and equipment was measured using Level 3 inputs such as replacement costs adjusted for depreciation, economic obsolescence and inflation.

In the third quarter of 2013, the Company reviewed the long-lived assets related to the planned divestiture and pending offer for a closed TC hospital held for sale and determined its property and equipment was impaired. As a result, the Company recorded a pretax impairment charge of $0.9 million in other operating expenses in continuing operations in the third quarter of 2013. The fair value of the assets were measured using a Level 3 input of the pending offer.

During the three and nine months ended September 30, 2013, the Company reduced the fair value of a hospital held for sale based upon a pending offer, which resulted in a pretax loss of $1.0 million and $2.3 million, respectively, recorded in discontinued operations. The primary reason for the reduction was to compensate for certain real estate restrictions associated with the property. The fair value of the asset was measured using a Level 3 input of the pending offer.

CMS issued final rules which, among other things, significantly reduced Medicare payments to nursing centers and changed the reimbursement for the provision for group rehabilitation therapy services to Medicare beneficiaries beginning October 1, 2011 (the “2011 CMS Rules”). The Company recorded pretax impairment charges aggregating $1.1 million and $2.2 million in the third quarter of 2013 and for the nine months ended September 30, 2013, respectively, for property and equipment expenditures in the nursing center asset groups that were determined to be impaired by the 2011 CMS Rules. These charges reflected the amount by which the carrying value of certain assets exceeded their estimated fair value. The fair value of property and equipment was measured using Level 3 inputs such as replacement costs factoring in depreciation, economic obsolesce and inflation trends.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 14 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The accompanying unaudited condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X, Rule 3-10, “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered.” The Company’s $550 million of senior notes due 2019 (the “Notes”) issued on June 1, 2011 are fully and unconditionally guaranteed, subject to certain customary release provisions, by substantially all of the Company’s domestic 100% owned subsidiaries. The equity method has been used with respect to the parent company’s investment in subsidiaries.

The following unaudited condensed consolidating financial data present the financial position of the parent company/issuer, the guarantor subsidiaries and the non-guarantor subsidiaries as of September 30, 2013 and December 31, 2012, and the respective results of operations and cash flows for the three and nine months ended September 30, 2013 and September 30, 2012.

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)

	Three months ended September 30, 2013
(In thousands)	Parent company/ issuer	Guarantor subsidiaries	Non-guarantor subsidiaries	Consolidating and eliminating adjustments	Consolidated
Revenues	$–	$1,087,228	$140,267	$(29,022)	$1,198,473
Salaries, wages and benefits	–	683,376	50,229	–	733,605
Supplies	–	73,057	8,755	–	81,812
Rent	–	68,467	10,802	–	79,269
Other operating expenses	–	234,857	64,092	(29,022)	269,927
Other (income) expense	–	373	(321)	–	52
Impairment charges	–	441	–	–	441
Depreciation and amortization	–	35,092	2,499	–	37,591
Management fees	–	(3,379)	3,379	–	–
Intercompany interest (income) expense from affiliates	(24,404)	15,215	9,189	–	–
Interest expense	25,567	18	48	–	25,633
Investment income	–	(69)	(1,166)	–	(1,235)
Equity in net loss of consolidating affiliates	106,237	–	–	(106,237)	–
	107,400	1,107,448	147,506	(135,259)	1,227,095
Loss from continuing operations before income taxes	(107,400)	(20,220)	(7,239)	106,237	(28,622)
Provision (benefit) for income taxes	(402)	(8,774)	173	–	(9,003)
Loss from continuing operations	(106,998)	(11,446)	(7,412)	106,237	(19,619)
Discontinued operations, net of income taxes:
Loss from operations	–	(21,609)	–	–	(21,609)
Loss on divestiture of operations	–	(65,016)	–	–	(65,016)
Loss from discontinued operations	–	(86,625)	–	—	(86,625)
Net loss	(106,998)	(98,071)	(7,412)	106,237	(106,244)
Earnings attributable to noncontrolling interests	–	–	(754)	–	(754)
Loss attributable to Kindred	$(106,998)	$(98,071)	$(8,166)	$106,237	$(106,998)
Comprehensive loss	$(107,607)	$(98,071)	$(7,808)	$106,633	$(106,853)
Comprehensive loss attributable to Kindred	$(107,607)	$(98,071)	$(8,562)	$106,633	$(107,607)

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 14 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) (Continued)

	Three months ended September 30, 2012
(In thousands)	Parent company/ issuer	Guarantor subsidiaries	Non-guarantor subsidiaries	Consolidating and eliminating adjustments	Consolidated
Revenues	$–	$1,131,519	$119,752	$(25,112)	$1,226,159
Salaries, wages and benefits	–	708,763	45,998	–	754,761
Supplies	–	76,297	8,832	–	85,129
Rent	–	71,740	7,572	–	79,312
Other operating expenses	–	207,367	47,821	(25,112)	230,076
Other (income) expense	–	(4,336)	1,158	–	(3,178)
Impairment charges	–	406	–	–	406
Depreciation and amortization	–	38,719	2,585	–	41,304
Management fees	–	(2,994)	2,994	–	–
Intercompany interest (income) expense from affiliates	(26,840)	18,696	8,144	–	–
Interest expense (income)	26,544	(40)	159	–	26,663
Investment income	–	(22)	(190)	–	(212)
Equity in net income of consolidating affiliates	(7,355)	–	–	7,355	–
	(7,651)	1,114,596	125,073	(17,757)	1,214,261
Income (loss) from continuing operations before income taxes	7,651	16,923	(5,321)	(7,355)	11,898
Provision for income taxes	85	4,801	184	–	5,070
Income (loss) from continuing operations	7,566	12,122	(5,505)	(7,355)	6,828
Discontinued operations, net of income taxes:
Income from operations	–	3,059	–	–	3,059
Loss on divestiture of operations	–	(2,280)	–	–	(2,280)
Income from discontinued operations	–	779	–	–	779
Net income (loss)	7,566	12,901	(5,505)	(7,355)	7,607
Earnings attributable to noncontrolling interests	–	–	(41)	–	(41)
Income (loss) attributable to Kindred	$7,566	$12,901	$(5,546)	$(7,355)	$7,566
Comprehensive income (loss)	$7,919	$12,901	$(5,142)	$(7,718)	$7,960
Comprehensive income (loss) attributable to Kindred	$7,919	$12,901	$(5,183)	$(7,718)	$7,919

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 14 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) (Continued)

	Nine months ended September 30, 2013
(In thousands)	Parent company/ issuer	Guarantor subsidiaries	Non-guarantor subsidiaries	Consolidating and eliminating adjustments	Consolidated
Revenues	$–	$3,405,073	$387,448	$(87,065)	$3,705,456
Salaries, wages and benefits	–	2,125,173	139,352	–	2,264,525
Supplies	–	226,090	25,582	–	251,672
Rent	–	210,822	27,293	–	238,115
Other operating expenses	–	664,836	167,785	(87,065)	745,556
Other (income) expense	–	191	(1,174)	–	(983)
Impairment charges	–	1,085	–	–	1,085
Depreciation and amortization	–	111,437	8,435	–	119,872
Management fees	–	(9,655)	9,655	–	–
Intercompany interest (income) expense from affiliates	(78,315)	51,816	26,499	–	–
Interest expense	82,686	49	153	–	82,888
Investment income	–	(195)	(2,603)	–	(2,798)
Equity in net loss of consolidating affiliates	99,545	–	–	(99,545)	–
	103,916	3,381,649	400,977	(186,610)	3,699,932
Income (loss) from continuing operations before income taxes	(103,916)	23,424	(13,529)	99,545	5,524
Provision (benefit) for income taxes	(1,720)	4,935	1,073	–	4,288
Income (loss) from continuing operations	(102,196)	18,489	(14,602)	99,545	1,236
Discontinued operations, net of income taxes:
Loss from operations	–	(24,287)	–	–	(24,287)
Loss on divestiture of operations	–	(77,893)	–	–	(77,893)
Loss from discontinued operations	—	(102,180)	–	–	(102,180)
Net loss	(102,196)	(83,691)	(14,602)	99,545	(100,944)
Earnings attributable to noncontrolling interests	–	–	(1,252)	–	(1,252)
Loss attributable to Kindred	$(102,196)	$(83,691)	$(15,854)	$99,545	$(102,196)
Comprehensive loss	$(101,946)	$(83,691)	$(14,661)	$99,604	$(100,694)
Comprehensive loss attributable to Kindred	$(101,946)	$(83,691)	$(15,913)	$99,604	$(101,946)

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 14 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) (Continued)

	Nine months ended September 30, 2012
(In thousands)	Parent company/ issuer	Guarantor subsidiaries	Non-guarantor subsidiaries	Consolidating and eliminating adjustments	Consolidated
Revenues	$–	$3,439,095	$361,391	$(75,335)	$3,725,151
Salaries, wages and benefits	–	2,152,031	130,772	–	2,282,803
Supplies	–	233,615	27,971	–	261,586
Rent	–	211,469	22,976	–	234,445
Other operating expenses	–	629,172	145,855	(75,335)	699,692
Other income	–	(9,447)	(32)	–	(9,479)
Impairment charges	–	1,015	–	–	1,015
Depreciation and amortization	–	112,650	8,779	–	121,429
Management fees	–	(9,371)	9,371	–	–
Intercompany interest (income) expense from affiliates	(83,087)	58,283	24,804	–	–
Interest expense (income)	79,405	119	422	–	79,946
Investment income	–	(88)	(665)	–	(753)
Equity in net income of consolidating affiliates	(38,527)	–	–	38,527	–
	(42,209)	3,379,448	370,253	(36,808)	3,670,684
Income (loss) from continuing operations before income taxes	42,209	59,647	(8,862)	(38,527)	54,467
Provision for income taxes	950	21,457	519	–	22,926
Income (loss) from continuing operations	41,259	38,190	(9,381)	(38,527)	31,541
Discontinued operations, net of income taxes:
Income from operations	–	13,777	–	–	13,777
Loss on divestiture of operations	–	(3,806)	–	–	(3,806)
Income from discontinued operations	–	9,971	–	–	9,971
Net income (loss)	41,259	48,161	(9,381)	(38,527)	41,512
Earnings attributable to noncontrolling interests	–	–	(253)	–	(253)
Income (loss) attributable to Kindred	$41,259	$48,161	$(9,634)	$(38,527)	$41,259
Comprehensive income (loss)	$41,636	$48,161	$(8,421)	$(39,487)	$41,889
Comprehensive income (loss) attributable to Kindred	$41,636	$48,161	$(8,674)	$(39,487)	$41,636

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 14 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Condensed Consolidating Balance Sheet

	As of September 30, 2013
(In thousands)	Parent company/ issuer	Guarantor subsidiaries	Non-guarantor subsidiaries	Consolidating and eliminating adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$–	$33,063	$11,516	$–	$44,579
Cash–restricted	–	3,953	–	–	3,953
Insurance subsidiary investments	–	–	93,686	–	93,686
Accounts receivable, net	–	839,397	90,534	–	929,931
Inventories	–	23,358	2,933	–	26,291
Deferred tax assets	–	16,543	–	–	16,543
Income taxes	–	42,451	858	–	43,309
Other	–	33,764	6,268	–	40,032
	–	992,529	205,795	–	1,198,324
Property and equipment, net	–	815,847	49,145	–	864,992
Goodwill	–	684,623	291,988	–	976,611
Intangible assets, net	–	382,781	22,990	–	405,771
Assets held for sale	–	22,092	–	–	22,092
Insurance subsidiary investments	–	–	149,916	–	149,916
Deferred tax assets	–	–	13,964	(7,714)	6,250
Investment in subsidiaries	122,195	–	–	(122,195)	–
Intercompany	2,394,306	–	–	(2,394,306)	–
Other	45,379	126,743	68,531	–	240,653
	$2,561,880	$3,024,615	$802,329	$(2,524,215)	$3,864,609
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$–	$148,330	$20,887	$–	$169,217
Salaries, wages and other compensation	–	309,721	44,295	–	354,016
Due to third party payors	–	52,134	–	–	52,134
Professional liability risks	–	3,427	56,012	–	59,439
Other accrued liabilities	24,524	149,052	11,205	–	184,781
Long-term debt due within one year	7,875	107	243	–	8,225
	32,399	662,771	132,642	–	827,812
Long-term debt	1,378,330	277	3,778	–	1,382,385
Intercompany	–	2,035,738	358,568	(2,394,306)	–
Professional liability risks	–	76,854	169,628	–	246,482
Deferred tax liabilities	–	7,714	–	(7,714)	–
Deferred credits and other liabilities	–	137,266	82,936	–	220,202
Commitments and contingencies
Equity:
Stockholders’ equity	1,151,151	103,995	18,200	(122,195)	1,151,151
Noncontrolling interests	–	–	36,577	–	36,577
	1,151,151	103,995	54,777	(122,195)	1,187,728
	$2,561,880	$3,024,615	$802,329	$(2,524,215)	$3,864,609

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 14 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Condensed Consolidating Balance Sheet (Continued)

	As of December 31, 2012
(In thousands)	Parent company/ issuer	Guarantor subsidiaries	Non-guarantor subsidiaries	Consolidating and eliminating adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$–	$37,370	$12,637	$–	$50,007
Cash–restricted	–	5,197	–	–	5,197
Insurance subsidiary investments	–	–	86,168	–	86,168
Accounts receivable, net	–	940,524	98,081	–	1,038,605
Inventories	–	29,023	2,998	–	32,021
Deferred tax assets	–	12,663	–	–	12,663
Income taxes	–	13,187	386	–	13,573
Other	–	15,118	20,414	–	35,532
	–	1,053,082	220,684	–	1,273,766
Property and equipment, net	–	1,090,523	52,603	–	1,143,126
Goodwill	–	771,533	269,733	–	1,041,266
Intangible assets, net	–	417,092	22,675	–	439,767
Assets held for sale	–	4,131	–	–	4,131
Insurance subsidiary investments	–	–	116,424	–	116,424
Investment in subsidiaries	221,799	–	–	(221,799)	–
Intercompany	2,655,242	–	–	(2,655,242)	–
Deferred tax assets	1,040	–	13,932	(14,972)	–
Other	47,364	108,143	63,959	–	219,466
	$2,925,445	$3,444,504	$760,010	$(2,892,013)	$4,237,946
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$168	$195,268	$15,232	$–	$210,668
Salaries, wages and other compensation	–	345,223	43,786	–	389,009
Due to third party payors	–	35,420	–	–	35,420
Professional liability risks	–	3,623	50,465	–	54,088
Other accrued liabilities	16,724	111,113	9,367	–	137,204
Long-term debt due within one year	8,000	102	840	–	8,942
	24,892	690,749	119,690	–	835,331
Long-term debt	1,644,394	358	3,954	–	1,648,706
Intercompany	–	2,328,711	326,531	(2,655,242)	–
Professional liability risks	–	68,116	168,514	–	236,630
Deferred tax liabilities	–	24,736	–	(14,972)	9,764
Deferred credits and other liabilities	–	143,722	70,949	–	214,671
Commitments and contingencies
Equity:
Stockholders’ equity	1,256,159	188,112	33,687	(221,799)	1,256,159
Noncontrolling interests	–	–	36,685	–	36,685
	1,256,159	188,112	70,372	(221,799)	1,292,844
	$2,925,445	$3,444,504	$760,010	$(2,892,013)	$4,237,946

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 14 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Condensed Consolidating Statement of Cash Flows

	Three months ended September 30, 2013
(In thousands)	Parent company/ issuer	Guarantor subsidiaries	Non-guarantor subsidiaries	Consolidating and eliminating adjustments	Consolidated
Net cash provided by operating activities	$12,387	$90,534	$7,829	$–	$110,750
Cash flows from investing activities:
Routine capital expenditures	–	(22,520)	(632)	–	(23,152)
Development capital expenditures	–	(3,135)	(100)	–	(3,235)
Acquisitions, net of cash acquired	–	(11,771)	(402)	–	(12,173)
Acquisition deposit	–	(14,675)	–	–	(14,675)
Sale of assets	–	236,397	–	–	236,397
Purchase of insurance subsidiary investments	–	–	(7,765)	–	(7,765)
Sale of insurance subsidiary investments	–	–	9,899	–	9,899
Net change in insurance subsidiary cash and cash equivalents	–	–	(1,416)	–	(1,416)
Change in other investments	–	(140)	–	–	(140)
Other	–	79	–	–	79
Net cash provided by (used in) investing activities	–	184,235	(416)	–	183,819
Cash flows from financing activities:
Proceeds from borrowings under revolving credit	238,900	–	–	–	238,900
Repayment of borrowings under revolving credit	(519,200)	–	–	–	(519,200)
Repayment of other long-term debt	–	(25)	(67)	–	(92)
Payment of deferred financing costs	(683)	–	–	–	(683)
Distribution made to noncontrolling interests	–	–	(118)	–	(118)
Issuance of common stock	222	–	–	–	222
Dividends paid	(6,499)	–	–	–	(6,499)
Other	–	53	–	–	53
Net change in intercompany accounts	274,873	(270,921)	(3,952)	–	–
Net cash provided by (used in) financing activities	(12,387)	(270,893)	(4,137)	–	(287,417)
Change in cash and cash equivalents	–	3,876	3,276	–	7,152
Cash and cash equivalents at beginning of period	–	29,187	8,240	–	37,427
Cash and cash equivalents at end of period	$–	$33,063	$11,516	$–	$44,579

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 14 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Condensed Consolidating Statement of Cash Flows (Continued)

	Three months ended September 30, 2012
(In thousands)	Parent company/ issuer	Guarantor subsidiaries	Non-guarantor subsidiaries	Consolidating and eliminating adjustments	Consolidated
Net cash provided by operating activities	$918	$126,935	$13,636	$–	$141,489
Cash flows from investing activities:
Routine capital expenditures	–	(24,140)	(1,799)	–	(25,939)
Development capital expenditures	–	(13,702)	(1,475)	–	(15,177)
Acquisitions, net of cash acquired	–	(71,440)	–	–	(71,440)
Purchase of insurance subsidiary investments	–	–	(9,692)	–	(9,692)
Sale of insurance subsidiary investments	–	–	8,063	–	8,063
Net change in insurance subsidiary cash and cash equivalents	–	–	(685)	–	(685)
Change in other investments	–	1,003	–	–	1,003
Other	–	(25)	–	–	(25)
Net cash used in investing activities	–	(108,304)	(5,588)	–	(113,892)
Cash flows from financing activities:
Proceeds from borrowings under revolving credit	364,600	–	–	–	364,600
Repayment of borrowings under revolving credit	(390,400)	–	–	–	(390,400)
Repayment of other long-term debt	(1,750)	(24)	(891)	–	(2,665)
Payment of deferred financing costs	(288)	–	–	–	(288)
Purchase of noncontrolling interests	–	–	(715)	–	(715)
Net change in intercompany accounts	26,920	(22,053)	(4,867)	–	–
Net cash used in financing activities	(918)	(22,077)	(6,473)	–	(29,468)
Change in cash and cash equivalents	–	(3,446)	1,575	–	(1,871)
Cash and cash equivalents at beginning of period	–	30,773	6,793	–	37,566
Cash and cash equivalents at end of period	$–	$27,327	$8,368	$–	$35,695

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 14 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Condensed Consolidating Statement of Cash Flows (Continued)

	Nine months ended September 30, 2013
(In thousands)	Parent company/ issuer	Guarantor subsidiaries	Non-guarantor subsidiaries	Consolidating and eliminating adjustments	Consolidated
Net cash provided by operating activities	$6,102	$162,621	$20,494	$–	$189,217
Cash flows from investing activities:
Routine capital expenditures	–	(59,203)	(3,749)	–	(62,952)
Development capital expenditures	–	(10,091)	(618)	–	(10,709)
Acquisitions, net of cash acquired	–	(38,704)	(402)	–	(39,106)
Acquisition deposit	–	(14,675)	–	–	(14,675)
Sale of assets	–	248,700	–	–	248,700
Purchase of insurance subsidiary investments	–	–	(30,360)	–	(30,360)
Sale of insurance subsidiary investments	–	–	35,427	–	35,427
Net change in insurance subsidiary cash and cash equivalents	–	–	(44,294)	–	(44,294)
Change in other investments	–	218	–	–	218
Capital contribution to insurance subsidiary	–	(14,220)	–	14,220	–
Other	–	(142)	–	–	(142)
Net cash provided by (used in) investing activities	–	111,883	(43,996)	14,220	82,107
Cash flows from financing activities:
Proceeds from borrowings under revolving credit	1,100,300	–	–	–	1,100,300
Repayment of borrowings under revolving credit	(1,363,600)	–	–	–	(1,363,600)
Repayment of other long-term debt	(3,969)	(76)	(773)	–	(4,818)
Payment of deferred financing costs	(1,340)	–	–	–	(1,340)
Distribution made to noncontrolling interests	–	–	(1,628)	–	(1,628)
Issuance of common stock	429	–	–	–	429
Capital contribution to insurance subsidiary	–	–	14,220	(14,220)	–
Dividends paid	(6,499)	–	–	–	(6,499)
Other	–	404	–	–	404
Net change in intercompany accounts	268,577	(279,139)	10,562	–	–
Net cash provided by (used in) financing activities	(6,102)	(278,811)	22,381	(14,220)	(276,752)
Change in cash and cash equivalents	–	(4,307)	(1,121)	–	(5,428)
Cash and cash equivalents at beginning of period	–	37,370	12,637	–	50,007
Cash and cash equivalents at end of period	$–	$33,063	$11,516	$–	$44,579

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 14 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Condensed Consolidating Statement of Cash Flows (Continued)

	Nine months ended September 30, 2012
(In thousands)	Parent company/ issuer	Guarantor subsidiaries	Non-guarantor subsidiaries	Consolidating and eliminating adjustments	Consolidated
Net cash provided by operating activities	$7,966	$163,765	$19,356	$–	$191,087
Cash flows from investing activities:
Routine capital expenditures	–	(71,211)	(5,593)	–	(76,804)
Development capital expenditures	–	(34,734)	(3,441)	–	(38,175)
Acquisitions, net of cash acquired	–	(139,308)	–	–	(139,308)
Sale of assets	–	1,110	–	–	1,110
Purchase of insurance subsidiary investments	–	–	(30,890)	–	(30,890)
Sale of insurance subsidiary investments	–	–	30,073	–	30,073
Net change in insurance subsidiary cash and cash equivalents	–	–	(15,171)	–	(15,171)
Change in other investments	–	1,454	–	–	1,454
Capital contribution to insurance subsidiary	–	(8,600)	–	8,600	–
Other	–	(1,029)	–	–	(1,029)
Net cash used in investing activities	–	(252,318)	(25,022)	8,600	(268,740)
Cash flows from financing activities:
Proceeds from borrowings under revolving credit	1,329,300	–	–	–	1,329,300
Repayment of borrowings under revolving credit	(1,244,900)	–	–	–	(1,244,900)
Repayment of other long-term debt	(5,250)	(70)	(2,656)	–	(7,976)
Payment of deferred financing costs	(601)	–	–	–	(601)
Contribution made by noncontrolling interests	–	–	200	–	200
Distribution made to noncontrolling interests	–	–	(3,521)	–	(3,521)
Purchase of noncontrolling interests	–	–	(715)	–	(715)
Net change in intercompany accounts	(86,515)	94,125	(7,610)	–	–
Capital contribution to insurance subsidiary	–	–	8,600	(8,600)	–
Net cash provided by (used in) financing activities	(7,966)	94,055	(5,702)	(8,600)	71,787
Change in cash and cash equivalents	–	5,502	(11,368)	–	(5,866)
Cash and cash equivalents at beginning of period	–	21,825	19,736	–	41,561
Cash and cash equivalents at end of period	$–	$27,327	$8,368	$–	$35,695

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 15 – LEGAL AND REGULATORY PROCEEDINGS

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

In accordance with authoritative accounting guidance related to loss contingencies, the Company records an accrued liability for litigation and regulatory matters that are both probable and can be reasonably estimated. Additional losses in excess of amounts accrued may be reasonably possible. The Company reviews loss contingencies that are reasonably possible and determines whether an estimate of the possible loss or range of loss, individually or in aggregate, can be disclosed in the Company’s consolidated financial statements. These estimates are based upon currently available information for those legal and regulatory proceedings in which the Company is involved, taking into account the Company’s best estimate of losses for those matters for which such estimate can be made. The Company’s estimates involve significant judgment, given that (1) these legal and regulatory proceedings are in early stages; (2) discovery may not be completed; (3) damages sought in these legal and regulatory proceedings can be unsubstantiated or indeterminate; (4) the matters present legal uncertainties or evolving areas of law; (5) there are often significant facts in dispute; and/or (6) there is a wide range of possible outcomes. Accordingly, the Company’s estimated loss or range of loss may change from time to time, and actual losses may be more or less than the current estimate. At this time, except as otherwise specifically noted, no estimate of the possible loss or range of loss, individually or in the aggregate, in excess of the amounts accrued, if any, can be made regarding the matters described below.

Set forth below are descriptions of the Company’s significant legal proceedings.

Medicare and Medicaid payment reviews, audits and investigations—as a result of the Company’s participation in the Medicare and Medicaid programs, the Company faces and is currently subject to various governmental and internal reviews, audits and investigations to verify the Company’s compliance with these programs and applicable laws and regulations. The Company is routinely subject to audits under various government programs, such as the CMS Recovery Audit Contractor program, in which third party firms engaged by CMS conduct extensive reviews of claims data and medical and other records to identify potential improper payments to healthcare providers under the Medicare program. In addition, the Company, like other hospitals, nursing center operators and rehabilitation therapy service contractors, is subject to ongoing investigations by the U.S. Department of Health and Human Services Office of Inspector General (the “OIG”) into the billing of rehabilitation services provided to Medicare patients and general compliance with conditions of participation in the Medicare and Medicaid programs. Private pay sources such as third party insurance and managed care entities also often reserve the right to conduct audits. The Company’s costs to respond to and defend any such reviews, audits and investigations can be significant and are likely to increase in the current enforcement environment. These audits and investigations may require the Company to refund or retroactively adjust amounts that have been paid under the relevant government program or by other payors. Further, an adverse review, audit or investigation also could result in other adverse consequences, particularly if the underlying conduct is found to be pervasive or systemic. These consequences include (1) state or federal agencies imposing fines, penalties and other sanctions on the Company; (2) loss of the Company’s right to participate in the Medicare or Medicaid programs or one or more third party payor networks; and/or (3) damage to the Company’s reputation in various markets, which could adversely affect the Company’s ability to attract patients, residents and employees.

Whistleblower lawsuits—the Company is also subject to qui tam or “whistleblower” lawsuits under the False Claims Act and comparable state laws for allegedly submitting fraudulent bills for services to the Medicare and Medicaid programs. These lawsuits involve monetary damages, fines, attorneys’ fees and the award of bounties to private qui tam plaintiffs who successfully bring these lawsuits and to the respective government programs. The Company also could be subject to civil penalties (including the loss of the Company’s licenses to operate one or more facilities or healthcare activities), criminal penalties (for violations of certain laws and regulations), and exclusion of one or more facilities or healthcare activities from participation in the Medicare, Medicaid and other federal and state healthcare programs. The lawsuits are in various stages of adjudication or investigation and involve a wide variety of claims and potential outcomes.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 15 – LEGAL AND REGULATORY PROCEEDINGS (Continued)

A whistleblower lawsuit is currently pending against RehabCare Group, Inc. (“RehabCare”), a therapy services company acquired by the Company on June 1, 2011, in federal district court for the Eastern District of Missouri. The lawsuit pertains to a subcontractor arrangement entered into in 2006 by RehabCare and another therapy services provider, and fees paid under and in connection with the transaction. The complaint alleges violations of the federal civil False Claims Act based upon an underlying claim that the transaction violated the federal Anti-Kickback Statute. In July 2013, all parties filed motions for summary judgment, which were denied on August 30, 2013. The trial on the matter began on September 23, 2013, but has been recessed until February 3, 2014 while the parties continue settlement discussions.  Any potential settlement of this lawsuit would be subject to, among other items, the negotiation and execution of a definitive settlement agreement, any necessary approvals by the parties, approval of the OIG (which may include other remedial actions), and final court approval of the related settlement agreement. The Company disputes the allegations in the complaint and continues to defend this lawsuit vigorously. The United States is seeking single damages in the amount of approximately $226 million, treble damages, per claim penalties of $5,500 to $11,000 for each claim submitted, other unspecified damages, attorneys’ fees and costs. Based upon the results of certain pre-trial motions, new facts associated with the case and settlement discussions occurring in September 2013, the Company recorded an additional $23 million loss provision in the third quarter of 2013 (for a total loss reserve of $25 million) related to this matter. The Company continues to evaluate the loss provision in light of potentially relevant factual and legal developments, including information learned through rulings on dispositive motions, settlement discussions and other rulings. The expected loss reserve is based upon currently available information and is subject to significant judgment and a variety of assumptions, and known and unknown uncertainties. Given the uncertainty of litigation, the actual loss may vary significantly from the current reserve, which does not represent the Company’s maximum loss exposure. At this time, no estimate of the possible loss or range of loss, in excess of the amount accrued, can be made regarding this lawsuit.

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

Four wage and hour class action lawsuits are currently pending against the Company in federal district court for the Central District of California, and are being addressed together by the court. Each case pertains to alleged errors made by the Company with respect to regular pay and overtime pay calculations, waiting times, meal period waivers and wage statements under California law. On March 13, 2013, the court conditionally certified five classes of the seven total classes sought for certification for discovery purposes and declined to certify two others. Notice of class action certification and class members’ right to opt out of the lawsuit was mailed to all of the Company’s current and former California hospital employees with an opt-out deadline of July 27, 2013. The Company intends to vigorously defend these claims and has taken affirmative steps to ensure compliance with applicable California laws.

A wage and hour class action lawsuit against the Company alleging violations of federal and state wage and hour laws is pending in federal district court for the Northern District of Illinois. This lawsuit pertains to the Company’s previous automatic meal break deduction practice for non-exempt employees in the Company’s hospitals located outside California. The court granted conditional class certification in part on June 11, 2013. This lawsuit has been settled in principle by the Company’s agreement to pay $0.7 million to claimants from the Company’s five Illinois hospitals, plaintiffs’ attorney’s fees and certain administrative costs, subject to reaching a written settlement agreement and obtaining court approval.

Based upon available information, the Company recorded an additional $0.7 million loss provision in the third quarter of 2013 (for a total loss reserve of $5.7 million) related to these wage and hour lawsuits. The Company continues to evaluate the loss provision in light of potentially relevant factual and legal developments, including information learned through rulings on dispositive motions, settlement discussions and other rulings. The expected loss reserve is based upon currently available information and is subject to significant judgment and a variety of assumptions, and known and unknown uncertainties. Given the uncertainty of litigation, the actual loss may vary significantly from the current reserve, which does not represent the Company’s maximum loss exposure. At this time, no estimate of the possible loss or range of loss, in excess of the amount accrued, can be made regarding these lawsuits.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 15 – LEGAL AND REGULATORY PROCEEDINGS (Continued)

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

NOTE 16 – SUBSEQUENT EVENTS

On November 4, 2013, the Company announced that it has signed a definitive agreement to acquire Senior Home Care, Inc. (“Senior Home Care”) for a purchase price of $95 million. The Company expects to finance the transaction with operating cash flows and proceeds from its ABL Facility.

Senior Home Care is a home health provider that operates through 47 locations in Florida and Louisiana.

The transaction with Senior Home Care is subject to several regulatory approvals and other customary conditions to closing. The Company expects to close the transaction in the fourth quarter of 2013.

On November 5, 2013, the Company announced that its subsidiary has signed a definitive agreement with HCP, Inc. and its affiliates (“HCP”) to acquire the real estate associated with nine nursing centers that it currently leases from HCP for approximately $83 million. The annual lease payments for these nursing centers are approximately $9 million. The transaction with HCP is subject to several conditions to closing. The Company expects to close the transaction in the fourth quarter of 2013.

On November 5, 2013, the Company announced that its Board of Directors approved the payment of a quarterly cash dividend to its shareholders of $0.12 per common share to be paid on December 9, 2013 to shareholders of record as of the close of business on November 18, 2013. Future declarations of quarterly dividends will be subject to the approval of Kindred’s Board of Directors.

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

—

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

—

the impact of final rules issued by CMS on August 1, 2012 (the “2012 CMS Rules”) which, among other things, will reduce Medicare reimbursement to the Company’s TC hospitals in 2013 and beyond by imposing a budget neutrality adjustment and modifying the short-stay outlier rules,

—

the impact of the 2011 CMS Rules which significantly reduced Medicare reimbursement to the Company’s nursing centers and changed payments for the provision of group therapy services effective October 1, 2011,

—

the impact of the Budget Control Act of 2011 (as amended by the American Taxpayer Relief Act of 2012 (the “Taxpayer Relief Act”)) which will automatically reduce federal spending by approximately $1.2 trillion split evenly between domestic and defense spending. An automatic 2% reduction on each claim submitted to Medicare began on April 1, 2013,

—

the impact of the Taxpayer Relief Act which, among other things, reduces Medicare payments by 50% for subsequent procedures when multiple therapy services are provided on the same day. At this time, the Company believes that the rules related to multiple therapy services will reduce its Medicare revenues by $25 million to $30 million on an annual basis,

—

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

—	the effects of additional legislative changes and government regulations, interpretation of regulations and changes in the nature and enforcement of regulations governing the healthcare industry,

—	the ability of the Company’s hospitals to adjust to potential LTAC certification and medical necessity reviews,

—

the costs of defending and insuring against alleged professional liability and other claims (including those related to pending whistleblower and wage and hour class action lawsuits against the Company) and the Company’s ability to predict the estimated costs and reserves related to such claims, including the impact of differences in actuarial assumptions and estimates compared to eventual outcomes,

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Cautionary Statement (Continued)

—

the impact of the Company’s significant level of indebtedness on its funding costs, operating flexibility and ability to fund ongoing operations, development capital expenditures or other strategic acquisitions with additional borrowings,

—

the Company’s ability to successfully redeploy its capital and proceeds of asset sales in pursuit of its business strategy and pursue its development activities, including through acquisitions, and successfully integrate new operations, including the realization of anticipated revenues, economies of scale, cost savings and productivity gains associated with such operations, as and when planned, including the potential impact of unanticipated issues, expenses and liabilities associated with those activities,

—	the Company’s ability to pay a dividend as, when and if declared by the Board of Directors, in compliance with applicable laws and the Company’s debt and other contractual arrangements,

—	the failure of the Company’s facilities to meet applicable licensure and certification requirements,

—	the further consolidation and cost containment efforts of managed care organizations and other third party payors,

—	the Company’s ability to meet its rental and debt service obligations,

—

the Company’s ability to operate pursuant to the terms of its debt obligations, and comply with its covenants thereunder, and its ability to operate pursuant to its master lease agreements with Ventas,

—

the condition of the financial markets, including volatility and weakness in the equity, capital and credit markets, which could limit the availability and terms of debt and equity financing sources to fund the requirements of the Company’s businesses, or which could negatively impact the Company’s investment portfolio,

—	the Company’s ability to control costs, particularly labor and employee benefit costs,

—	the Company’s ability to successfully reduce or mitigate (by divestiture of operations or otherwise) its exposure to professional liability and other claims,

—

the Company’s obligations under various laws to self-report suspected violations of law by the Company to various government agencies, including any associated obligation to refund overpayments to government payors, fines and other sanctions,

—	the potential for diversion of management time and resources in seeking to transfer the operations of 60 non-strategic nursing centers currently leased from Ventas,

—	national and regional economic, financial, business and political conditions, including their effect on the availability and cost of labor, credit, materials and other services,

—	increased operating costs due to shortages in qualified nurses, therapists and other healthcare personnel,

—	the Company’s ability to attract and retain key executives and other healthcare personnel,

—	the Company’s ability to successfully dispose of unprofitable facilities,

—

events or circumstances which could result in the impairment of an asset or other charges, such as the impact of the Medicare reimbursement regulations that resulted in the Company recording significant impairment charges in 2012 and 2011,

—	changes in generally accepted accounting principles or practices, and changes in tax accounting or tax laws (or authoritative interpretations relating to any of these matters), and

—	the Company’s ability to maintain an effective system of internal control over financial reporting.

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

The Company is a healthcare services company that through its subsidiaries operates TC hospitals, IRFs, nursing centers, assisted living facilities, a contract rehabilitation services business and a home health and hospice business across the United States. At September 30, 2013, the Company’s hospital division operated 102 TC hospitals (7,394 licensed beds) and five IRFs (215 licensed beds) in 22 states. The Company’s nursing center division operated 102 nursing centers (13,226 licensed beds) and six assisted living facilities (341 licensed beds) in 22 states. The Company’s rehabilitation division provided rehabilitation services primarily in hospitals and long-term care settings. The Company’s home health and hospice division provided home health, hospice and private duty services from 105 locations in 11 states.

RehabCare Merger

On June 1, 2011, the Company completed the acquisition of RehabCare (the “RehabCare Merger”). Upon consummation of the RehabCare Merger, each issued and outstanding share of RehabCare common stock was converted into the right to receive 0.471 of a share of the Company’s common stock and $26 per share in cash, without interest (the “Merger Consideration”). Kindred issued approximately 12 million shares of its common stock in connection with the RehabCare Merger. The purchase price totaled $963 million and was comprised of $662 million in cash and $301 million of Kindred common stock at fair value. The Company also assumed $356 million of long-term debt in the RehabCare Merger, of which $345 million was refinanced on June 1, 2011. The operating results of RehabCare have been included in the accompanying unaudited condensed consolidated financial statements of the Company since June 1, 2011.

Divestitures

During the third quarter of 2013, the Company completed the sale of the Vibra Facilities for $187 million to an affiliate of Vibra. The net proceeds of $180 million from this transaction were used to reduce the Company’s borrowings under its ABL Facility.

The Vibra Facilities consist of 14 TC hospitals containing 1,002 licensed beds, one IRF containing 44 licensed beds and one nursing center containing 135 licensed beds. Six of the TC hospitals and the one nursing center were owned facilities. The remaining Vibra Facilities were leased. The Vibra Facilities generated revenues of approximately $272 million and segment operating income of approximately $40 million (excluding the allocation of approximately $8 million of overhead costs) for the year ended December 31, 2012. The Vibra Facilities had aggregate rent expense of approximately $12 million for the year ended December 31, 2012.

The Company recorded a loss on divestiture of $76 million ($63 million net of income taxes) and $94 million ($74 million net of income taxes) during the third quarter of 2013 and for the nine months ended September 30, 2013, respectively, related to the Vibra Facilities. The loss on divestiture included a $69 million write-off of goodwill, which was allocated based upon the relative fair value of the Vibra Facilities, and a $21 million write-off of intangible assets.

On July 31, 2013, the Company completed the sale of the Signature Facilities for $47 million to affiliates of Signature. The proceeds from this transaction were used to reduce the Company’s borrowings under its ABL Facility.

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

The Company recorded a loss on divestiture of $2 million ($1 million net of income taxes) during the third quarter of 2013 related to the Signature Facilities.

The results of operations and losses on divestiture of operations, net of income taxes, for the Signature Facilities and the Vibra Facilities were reclassified to discontinued operations in the third quarter of 2013.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

General (Continued)

Divestitures (Continued)

On April 27, 2012, the Company announced that it would not renew the 2012 Expiring Facilities under operating leases with Ventas that expired on April 30, 2013. The 2012 Expiring Facilities contained 6,140 licensed nursing center beds and generated revenues of approximately $475 million for the year ended December 31, 2012. The annual rent for these facilities approximated $57 million. The Company transferred the operations of all of the 2012 Expiring Facilities to new operators during the nine months ended September 30, 2013. The Company reclassified the results of operations and losses associated with the 2012 Expiring Facilities to discontinued operations, net of income taxes, for all periods presented. The Company received cash proceeds of $13 million for the nine months ended September 30, 2013 for the sale of property and equipment and inventory related to the 2012 Expiring Facilities.

Discontinued operations

In 2013 and in recent years, the Company has completed several strategic divestitures or planned divestitures to improve its future operating results. For accounting purposes, the operating results of these businesses and the losses associated with these transactions have been classified as discontinued operations in the accompanying unaudited condensed consolidated statement of operations for all periods presented. Assets held for sale at September 30, 2013 have been measured at the lower of carrying value or estimated fair value less costs of disposal and have been classified as held for sale in the accompanying unaudited condensed consolidated balance sheet.

On September 30, 2013, the Company entered into agreements to renew early its leases with Ventas for the Renewal Facilities and exit the 2013 Expiring Facilities. The current lease term for the Renewal Facilities and the 2013 Expiring Facilities was scheduled to expire in April 2015. Under the terms of the agreements, the lease term for the 2013 Expiring Facilities will expire on September 30, 2014. For accounting purposes, 59 of the 2013 Expiring Facilities qualified as assets held for sale and the Company reflected the operating results as discontinued operations in the accompanying unaudited condensed consolidated statement of operations for all historical periods and will reflect the facility scheduled for closure as a discontinued operation upon completion of the exit process. Under the terms of the agreements, the Company will pay $20 million to Ventas in exchange for the early termination of certain leases. The disposal group was measured at its fair value less cost to sell and the Company recorded an asset impairment charge of $8 million related to leasehold improvements in the 2013 Expiring Facilities. These charges were recorded in discontinued operations in the third quarter of 2013 in the accompanying unaudited condensed consolidated statement of operations.

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

The provision for doubtful accounts totaled $8 million and $6 million for the third quarter of 2013 and 2012, respectively, and $20 million and $13 million for the nine months ended September 30, 2013 and 2012, respectively.

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

Provisions for loss for professional liability risks retained by the Company’s limited purpose insurance subsidiary have been discounted based upon actuarial estimates of claim payment patterns using a discount rate of 1% to 5% depending upon the policy year. The discount rate was 1% for the 2013 and 2012 policy years. The discount rates are based upon the risk free interest rate for the respective year. Amounts equal to the discounted loss provision are funded annually. The Company does not fund the portion of professional liability risks related to estimated claims that have been incurred but not reported. Accordingly, these liabilities are not discounted. The allowance for professional liability risks aggregated $306 million at September 30, 2013 and $291 million at December 31, 2012. If the Company did not discount any of the allowances for professional liability risks, these balances would have approximated $309 million at September 30, 2013 and $293 million at December 31, 2012.

As a result of deterioration in professional liability and workers compensation underwriting results of the Company’s limited purpose insurance subsidiary in 2012 and 2011, the Company made capital contributions of $14 million and $9 million during the nine months ended September 30, 2013 and 2012, respectively, to its limited purpose insurance subsidiary. These transactions were completed in accordance with applicable regulations. Neither capital contribution had any impact on earnings.

Changes in the number of professional liability claims and the cost to settle these claims significantly impact the allowance for professional liability risks. A relatively small variance between the Company’s estimated and actual number of claims or average cost per claim could have a material impact, either favorable or unfavorable, on the adequacy of the allowance for professional liability risks. For example, a 1% variance in the allowance for professional liability risks at September 30, 2013 would impact the Company’s operating income by approximately $3 million.

The provision for professional liability risks (continuing operations), including the cost of coverage maintained with unaffiliated commercial insurance carriers, aggregated $12 million and $14 million for the third quarter of 2013 and 2012, respectively, and $45 million and $42 million for the nine months ended September 30, 2013 and 2012, respectively.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Critical Accounting Policies (Continued)

Allowances for insurance risks (Continued)

Provisions for loss for workers compensation risks retained by the Company’s limited purpose insurance subsidiary are not discounted and amounts equal to the loss provision are funded annually. The allowance for workers compensation risks aggregated $201 million at September 30, 2013 and $193 million at December 31, 2012. The provision for workers compensation risks (continuing operations), including the cost of coverage maintained with unaffiliated commercial insurance carriers, aggregated $8 million and $11 million for the third quarter of 2013 and 2012, respectively, and $30 million and $33 million for the nine months ended September 30, 2013 and 2012, respectively.

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

The Company’s effective income tax rate was 31.5% and 42.6% for the third quarter of 2013 and 2012, respectively, and 77.6% and 42.1% for the nine months ended September 30, 2013 and 2012, respectively. The change in the effective tax rate for both periods was primarily related to a non-deductible litigation charge that increased the provision for income taxes by approximately $3 million for both periods.

The Company has recognized deferred tax assets to the extent it is more likely than not they will be realized and a valuation allowance is provided for deferred tax assets to the extent that it is uncertain that the deferred tax asset will be realized. The Company recognized net deferred tax assets totaling $23 million and $3 million at September 30, 2013 and December 31, 2012, respectively.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Critical Accounting Policies (Continued)

Valuation of long-lived assets, goodwill and intangible assets (Continued)

During the third quarter of 2013, the disposal group was measured at its fair value less cost to sell and the Company recorded an asset impairment charge of $8 million ($5 million net of income taxes) related to leasehold improvements in the 2013 Expiring Facilities.

During the nine months ended September 30, 2013, the Company recorded an asset impairment charge of $16 million ($9 million net of income taxes) related to the sale of the Vibra Facilities. In connection with the sale of the Vibra Facilities, the Company also reviewed indefinite-lived intangible assets associated with the Vibra Facilities and the goodwill of the hospital division reporting unit and determined there were no asset impairments on these assets.

In connection with the 2011 CMS Rules, the Company determined that the impact of the 2011 CMS Rules was a triggering event in the third quarter of 2011 and accordingly tested the recoverability of its nursing centers reporting unit goodwill, intangible assets and property and equipment asset groups impacted by the reduced Medicare payments. The Company recorded pretax impairment charges aggregating $1 million ($0.7 million net of income taxes) and $1 million ($0.4 million net of income taxes) in the third quarter of 2013 and 2012, respectively, for property and equipment expenditures in the nursing center asset groups that were determined to be impaired by the 2011 CMS Rules. The Company also recorded pretax impairment charges aggregating $2 million ($1 million net of income taxes) for each of the nine months ended September 30, 2013 and 2012.

All of the previously discussed charges reflected the amount by which the carrying value of certain assets exceeded their estimated fair value.

The loss on divestiture of the Vibra Facilities included a $69 million write-off of goodwill which was allocated based upon the relative fair value of the Vibra Facilities.

In connection with the closing of a TC hospital, the Company recorded a write-off of $1 million of goodwill allocable to the ceased operations.

None of the previously discussed impairment charges or write-offs impacted the Company’s cash flows or liquidity.

In accordance with the authoritative guidance for goodwill and other intangible assets, the Company is required to perform an impairment test for goodwill and indefinite-lived intangible assets at least annually or more frequently if adverse events or changes in circumstances indicate that the asset may be impaired. The Company performs its annual goodwill impairment test at the end of each fiscal year for each of its reporting units. A reporting unit is either an operating segment or one level below the operating segment, referred to as a component. When the components within the Company’s operating segments have similar economic characteristics, the Company aggregates the components of its operating segments into one reporting unit. Accordingly, the Company has determined that its reporting units are hospitals, nursing centers, skilled nursing rehabilitation services, hospital rehabilitation services, home health and hospice. The carrying value of goodwill for each of the Company’s reporting units at September 30, 2013 and December 31, 2012 follows (in thousands):

	September 30, 2013	December 31, 2012
Hospitals	$677,557	$747,065
Nursing centers	–	–
Rehabilitation division:
Skilled nursing rehabilitation services	–	–
Hospital rehabilitation services	168,019	168,019
	168,019	168,019
Home health and hospice division:
Home health	104,125	99,317
Hospice	26,910	26,865
	131,035	126,182
	$976,611	$1,041,266

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

The Company has determined that during the nine months ended September 30, 2013, other than the previously discussed decision to terminate the 2013 Expiring Facilities and the sale of the Vibra Facilities, there were no other events or changes in circumstances since December 31, 2012 requiring an interim impairment test. Although the Company has determined that there was no other goodwill or other indefinite-lived intangible asset impairments as of September 30, 2013, adverse changes in the operating environment and related key assumptions used to determine the fair value of the Company’s reporting units and indefinite-lived intangible assets or declines in the value of the Company’s common stock may result in future impairment charges for a portion or all of these assets. Specifically, if the rate of growth of government and commercial revenues earned by the Company’s reporting units were to be less than projected or if healthcare reforms were to negatively impact the Company’s business, an impairment charge of a portion or all of these assets may be required.

On July 3, 2013, CMS issued proposed regulations to reduce Medicare reimbursement for home health services by as much as 3.5% in each of the next four years beginning January 1, 2014. A final rule is expected in the fourth quarter of 2013. Subject to the terms of the final rule, the Company may be required to record asset impairments for goodwill and other intangible assets in its home health reporting unit in the fourth quarter of 2013. At September 30, 2013, goodwill associated with this business aggregated $104 million.

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

The loss on divestiture of the Vibra Facilities included a $21 million write-off of certain indefinite-lived intangible assets allocable to the disposed operations.

In connection with the closing of a TC hospital and a home health location, the Company recorded write-offs for certain indefinite-lived intangible assets of $4 million and $0.5 million, respectively, allocable to the ceased operations.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Critical Accounting Policies (Continued)

Valuation of long-lived assets, goodwill and intangible assets (Continued)

The annual impairment tests for certain of the Company’s indefinite-lived intangible assets are performed as of May 1, July 1 and September 1 while all others are performed as of December 31. No impairment charges were recorded in connection with the annual impairment test as of September 1, 2013, July 1, 2013, May 1, 2013 or December 31, 2012. However, the impairment test at May 1, 2013 for the hospital rehabilitation services operating segment trade name indicated that the excess fair value was only 5% higher than the carrying value of $32 million. A significant assumption in determining the fair value of the trade name is revenue growth. Assuming all other assumptions remain the same, if the rate of revenue growth assumption for the hospital rehabilitation services were to be reduced by 200 basis points, an impairment charge of approximately $1 million would be required.

Recently Issued Accounting Requirements

In July 2013, the FASB issued authoritative guidance related to financial statement presentation of an unrecognized tax benefit. The main provisions of the guidance state that an entity must present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. The guidance is effective for all interim and annual reporting periods beginning after December 15, 2013. Early adoption is permitted for all entities. The adoption of the guidance is not expected to have a material impact on the Company’s business, financial position, results of operations or liquidity.

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

Results of Operations – Continuing Operations

Hospital division

Revenues declined 4% to $609 million in the third quarter of 2013 compared to $637 million for the same period in 2012 and declined 3% to $1.9 billion for the nine months ended September 30, 2013 from $2.0 billion for the same period in 2012. The decline in revenue in the third quarter of 2013 and for the nine months ended September 30, 2013 was primarily a result of Medicare reimbursement reductions which began on April 1, 2013 under the Budget Control Act of 2011 and a decline in admissions. Aggregate same-facility admissions declined 7% and 5% in the third quarter of 2013 and for the nine months ended September 30, 2013 compared to the respective prior year periods. Same-facility average daily census declined 5% and 3% in the third quarter of 2013 and for the nine months ended September 30, 2013 compared to the respective prior year periods.

Operating income for the three months ended September 30, 2013 included $5 million of costs incurred in connection with the closing of a TC hospital and a litigation charge of $0.7 million. Operating income for the nine months ended September 30, 2013 also included $8 million related to one-time bonus costs. Operating income for the nine months ended September 30, 2012 included $9 million related to severance and other costs incurred in connection with the closing of a regional office and two TC hospitals, and employment-related lawsuits. Excluding these charges, hospital operating margins decreased in the third quarter of 2013 as a result of the previously discussed reimbursement reductions and admission declines, and were relatively unchanged for the nine months ended September 30, 2013 compared to the respective prior year periods.

Average hourly wage rates declined 1% for both the third quarter of 2013 and for the nine months ended September 30, 2013 compared to the respective prior year periods. Employee benefit costs decreased 6% and 7% in the third quarter of 2013 and for the nine months ended September 30, 2013 compared to the respective prior year periods, primarily as a result of a reduction in workers compensation and compensated absences expense in the third quarter of 2013 and a reduction in workers compensation, health, retirement plan and compensated absences expense for the nine months ended September 30, 2013.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Results of Operations – Continuing Operations (Continued)

Hospital division (Continued)

Professional liability costs were $7 million and $9 million in the third quarter of 2013 and 2012, respectively, and $23 million and $29 million for the nine months ended September 30, 2013 and 2012, respectively. The decrease in professional liability costs was attributable to improvement in the frequency and severity of claims.

Nursing center division

Revenues declined 2% to $278 million in the third quarter of 2013 compared to $282 million in the same period in 2012 and declined 1% to $840 million for the nine months ended September 30, 2013 from $846 million for the same period in 2012. The decline in revenue for both periods was primarily a result of a decline in average daily census and to a lesser extent, Medicare reimbursement reductions which began on April 1, 2013 under the Budget Control Act of 2011. Average daily census declined 4% and 3% in the third quarter of 2013 and for the nine months ended September 30, 2013, respectively, compared to the respective prior year periods, primarily as a result of the decline in Medicare average length of stay. Admissions declined 1% in the third quarter of 2013 and were relatively unchanged for the nine months ended September 30, 2013 compared to the respective prior year periods.

Operating income for the nine months ended September 30, 2013 included $5 million related to one-time bonus costs. Operating income for the nine months ended September 30, 2012 included $1 million incurred in connection with the cancellation of a sub-acute unit project. Excluding these charges, nursing center operating margins declined in both the third quarter of 2013 and for the nine months ended September 30, 2013 compared to the respective prior year periods, primarily as a result of a decline in average daily census and related cost inefficiencies, and the previously discussed reimbursement reductions.

Average hourly wage rates increased 2% in the third quarter of 2013 and increased 1% for the nine months ended September 30, 2013 compared to the respective prior year periods. Employee benefit costs decreased 8% in both the third quarter of 2013 and for the nine months ended September 30, 2013 compared to the respective prior year periods, primarily as a result of a reduction in workers compensation and compensated absences expense in the third quarter of 2013 and a reduction in workers compensation, health and compensated absences expense for the nine months ended September 30, 2013.

Professional liability costs were $5 million and $4 million in the third quarter of 2013 and 2012, respectively, and $20 million and $11 million for the nine months ended September 30, 2013 and 2012, respectively. The increase in professional liability costs was attributable to continued deterioration in the frequency and severity of claims.

Rehabilitation division

Skilled nursing rehabilitation services

Revenues declined 3% to $244 million in the third quarter of 2013 compared to $252 million for the same period in 2012 and declined 1% at $750 million for the nine months ended September 30, 2013 compared to $759 million for the same period in 2012. Revenue decline in the third quarter of 2013 was primarily attributable to Medicare reimbursement reductions under the Taxpayer Relief Act that became effective April 1, 2013. Revenues derived from non-affiliated customers aggregated $214 million and $224 million in the third quarter of 2013 and 2012, respectively, and $660 million and $674 million for the nine months ended September 30, 2013 and 2012, respectively.

Operating income for the three months ended September 30, 2013 included $23 million related to a litigation charge. Operating income for the nine months ended September 30, 2013 also included $5 million related to one-time bonus costs. Excluding these charges, operating margins declined in the third quarter of 2013 compared to the respective prior year period, primarily attributable to Medicare reimbursement reductions discussed above, however operating margins increased for the nine months ended September 30, 2013 compared to the respective prior year period, primarily as a result of increased operating efficiencies.

Hospital rehabilitation services

Revenues declined 5% to $68 million in the third quarter of 2013 compared to $72 million for the same period in 2012 and declined 3% to $212 million for the nine months ended September 30, 2013 from $220 million for the same period in 2012. Revenue decline in both periods was primarily attributable to contracts terminated during the nine months ended September 30, 2013. Revenues derived from non-affiliated customers aggregated $45 million and $48 million in the third quarter of 2013 and 2012, respectively, and $140 million and $146 million for the nine months ended September 30, 2013 and 2012, respectively.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Results of Operations – Continuing Operations (Continued)

Rehabilitation division (Continued)

Hospital rehabilitation services (Continued)

Operating margins increased in both the third quarter of 2013 and for the nine months ended September 30, 2013 compared to the respective prior year period, primarily as a result of increased operating efficiencies. Operating income for the three months ended September 30, 2013 included $0.3 million related to severance and retirement costs. Operating income for the nine months ended September 30, 2013 also included $1 million related to one-time bonus costs.

Home health and hospice division

Revenues increased 50% to $53 million in the third quarter of 2013 compared to $36 million for the same period in 2012 and increased 70% to $158 million for the nine months ended September 30, 2013 from $93 million for the same period in 2012. Revenue growth in both periods was primarily attributable to acquisitions completed during 2012 and 2013.

Operating margins declined in both the third quarter of 2013 and for the nine months ended September 30, 2013 compared to the respective prior year period, primarily due to start-up costs and the migration to standard operating systems in connection with the development of this business segment. Operating income in the third quarter of 2013 included $0.6 million of severance and retirement costs and $0.5 million of costs associated with closing a home health location. Operating income for the nine months ended September 30, 2013 also included $1 million related to one-time bonus costs.

Corporate overhead

Operating income for the Company’s operating divisions excludes allocations of corporate overhead. These costs aggregated $39 million and $46 million in the third quarter of 2013 and 2012, respectively, and $128 million and $133 million for the nine months ended September 30, 2013 and 2012, respectively. The decline in corporate overhead in both periods was primarily attributable to lower incentive compensation costs. As a percentage of consolidated revenues, corporate overhead totaled 3.3% and 3.7% in the third quarter of 2013 and 2012, respectively, and totaled 3.5% and 3.6% for the nine months ended September 30, 2013 and 2012, respectively. Operating income in the third quarter of 2013 included $1 million of severance and retirement costs and $1 million of fees associated with the modification of certain of the Company’s senior debt.

Transaction costs

Operating results included transaction costs totaling $1 million in the third quarter of both 2013 and 2012, and $2 million for each of the nine months ended September 30, 2013 and 2012. Transaction costs in all periods were included in other operating expenses.

Capital costs

Rent expense was relatively unchanged at $79 million in the third quarter of 2013 compared to the same period in 2012 and increased 2% to $238 million for the nine months ended September 30, 2013 from $234 million for the same period in 2012. The increase for the nine months ended September 30, 2013 resulted primarily from contractual inflation and contingent rent increases. Rent expense in the third quarter of 2012 and for the nine months ended September 30, 2012 included lease cancellation charges of $1 million and $2 million, respectively, incurred in connection with the closing of two TC hospitals.

Depreciation and amortization expense decreased 9% to $38 million in the third quarter of 2013 compared to $41 million for the same period in 2012 and decreased 1% to $120 million for the nine months ended September 30, 2013 from $121 million for the same period in 2012. The decrease in both periods resulted from an increase in assets becoming fully depreciated as compared to the same periods a year ago.

Interest expense decreased 4% to $26 million in the third quarter of 2013 compared to $27 million for the same period in 2012 and increased 4% to $83 million for the nine months ended September 30, 2013 from $80 million for the same period in 2012. The decrease in the third quarter of 2013 was primarily attributable to a reduction in both interest rates and borrowing levels. The increase for the nine months ended September 30, 2013 was primarily attributable to increased borrowings under the Term Loan Facility and $1 million of charges associated with the modification of certain of the Company’s senior debt.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Results of Operations – Continuing Operations (Continued)

Consolidated results

Loss from continuing operations before income taxes aggregated $29 million in the third quarter of 2013 compared to income of $12 million for the same period in 2012. Income from continuing operations before income taxes aggregated $5 million for the nine months ended September 30, 2013 compared to $55 million for the same period in 2012. Loss from continuing operations aggregated $20 million in the third quarter of 2013 compared to income of $7 million for the same period in 2012. Income from continuing operations aggregated $1 million for the nine months ended September 30, 2013 compared to $32 million for the same period in 2012. Litigation charges, costs associated with the closing of a TC hospital and a home health location, severance and retirement costs, senior debt modification charges and transaction costs negatively impacted the consolidated pretax operating results by $33 million ($23 million net of income taxes) in the third quarter of 2013. These costs as well as one-time bonus costs also negatively impacted the consolidated pretax operating results by $56 million ($37 million net of income taxes) for the nine months ended September 30, 2013. Severance costs, lease cancellation charges and other miscellaneous costs related to the closing of a regional office and two TC hospitals, the cancellation of a sub-acute unit project, employment-related lawsuits and transaction costs negatively impacted the consolidated pretax operating results by $1 million ($1 million net of income taxes) in the third quarter of 2012 and $13 million ($8 million net of income taxes) for the nine months ended September 30, 2012.

Results of Operations – Discontinued Operations

Loss from discontinued operations aggregated $21 million in the third quarter of 2013 compared to income of $3 million for the same period in 2012. Loss from discontinued operations aggregated $24 million for the nine months ended September 30, 2013 compared to income of $14 million for the same period in 2012. The Company recorded a net loss of $65 million and $2 million in the third quarter of 2013 and 2012, respectively, and $78 million and $4 million for the nine months ended September 30, 2013 and 2012, respectively, related to the divestiture of discontinued operations.

On September 30, 2013, the Company entered into agreements to renew early its leases with Ventas for the Renewal Facilities and exit the 2013 Expiring Facilities. The current lease term for the Renewal Facilities and the 2013 Expiring Facilities was scheduled to expire in April 2015. Under the terms of the agreements, the lease term for the 2013 Expiring Facilities will expire on September 30, 2014. For accounting purposes, 59 of the 2013 Expiring Facilities qualified as assets held for sale and the Company reflected the operating results as discontinued operations in the accompanying unaudited condensed consolidated statement of operations for all historical periods and will reflect the facility scheduled for closure as a discontinued operation upon completion of the exit process. Under the terms of the agreements, the Company will pay $20 million to Ventas in exchange for the early termination of certain leases. The disposal group was measured at its fair value less cost to sell and the Company recorded an asset impairment charge of $8 million related to leasehold improvements in the 2013 Expiring Facilities. These charges were recorded in discontinued operations in the third quarter of 2013 in the accompanying unaudited condensed consolidated statement of operations.

The Company recorded a loss on divestiture of $76 million ($63 million net of income taxes) and $94 million ($74 million net of income taxes) during the third quarter of 2013 and for the nine months ended September 30, 2013, respectively, related to the Vibra Facilities. The loss on divestiture included a $69 million write-off of goodwill, which was based upon the relative fair value, and a $21 million write-off of intangible assets.

The Company recorded a loss on divestiture of $2 million ($1 million net of income taxes) during the third quarter of 2013 related to the Signature Facilities.

On April 27, 2012, the Company announced that it would not renew the 2012 Expiring Facilities under operating leases with Ventas that expired on April 30, 2013. The 2012 Expiring Facilities contained 6,140 licensed nursing center beds and generated revenues of approximately $475 million for the year ended December 31, 2012. The annual rent for these facilities approximated $57 million. The Company transferred the operations of all of the 2012 Expiring Facilities to new operators during the nine months ended September 30, 2013. The Company reclassified the results of operations and losses associated with the 2012 Expiring Facilities to discontinued operations, net of income taxes, for all periods presented.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Liquidity

Operating cash flows

Cash flows provided by operations (including discontinued operations) aggregated $189 million for the nine months ended September 30, 2013 compared to $191 million for the same period in 2012. Operating cash flows for the nine months ended September 30, 2013 and September 30, 2012 included net federal income tax payments of $13 million and $5 million, respectively.

The Company utilizes its ABL Facility to meet working capital needs and finance its acquisition and development activities. As a result, the Company typically carries minimal amounts of cash on its consolidated balance sheet. Based upon the Company’s expected operating cash flows and the availability of borrowings under the Company’s ABL Facility ($587 million at September 30, 2013), management believes that the Company has the necessary financial resources to satisfy its expected short-term and long-term liquidity needs.

Dividend declaration

The Company’s Board of Directors approved a quarterly cash dividend to its shareholders of $0.12 per common share (approximately $6 million) that was paid on September 9, 2013 to shareholders of record as of the close of business on August 19, 2013. On November 5, 2013, the Company announced that its Board of Directors approved the payment of a quarterly cash dividend to its shareholders of $0.12 per common share to be paid on December 9, 2013 to shareholders of record as of the close of business on November 18, 2013. Future declarations of quarterly dividends will be subject to the approval of Kindred’s Board of Directors. The cash dividend funding will require the use of approximately $6 million in the fourth quarter of 2013 and would require approximately $26 million on an annual basis.

Credit facilities and notes

In connection with the RehabCare Merger, the Company entered into the Credit Facilities and issued the Notes. In 2011, the Company used proceeds from the Credit Facilities and the Notes to pay the Merger Consideration, repay all amounts outstanding under the Company’s and RehabCare’s previous credit facilities and to pay transaction costs. The amounts outstanding under the Company’s and RehabCare’s former credit facilities that were repaid at the RehabCare Merger closing were $390 million and $345 million, respectively.

In August 2013, the Company completed amendments and restatements to the Credit Facilities to increase its borrowing capacity and improve its financial flexibility. The amendments include, among other things, the following changes: (a) refreshing the option to increase the credit capacity in the aggregate between the Credit Facilities by $250 million; (b) establishing the option to further increase the credit capacity between the Credit Facilities upon satisfaction of a secured leverage ratio; (c) extending the maturity of the ABL Facility by two years to June 2018; (d) eliminating the annual and cumulative limitations on acquisitions; (e) raising to $150 million the Company’s ability to pay cash dividends, buy back stock and make other restricted payments; and (f) easing the restrictions on the Company’s ability to make investments and enter into other joint venture arrangements. The interest rate pricing levels were not changed in connection with the amendments.

In May 2013, the Company completed an amendment and restatement of its Term Loan Facility to reduce its annual interest cost by 100 basis points. The applicable interest rate on the Term Loan Facility, which matures on June 1, 2018, was reduced by 50 basis points to LIBOR plus 325 basis points (previously LIBOR plus 375 basis points). In addition, the LIBOR floor was reduced to 1.00% from 1.50%. The Company expects that these changes will result in annualized interest savings of approximately $8 million.

The Company recorded fees associated with the amendments of $0.5 million during the three months ended September 30, 2013, which are included in other operating expenses in the accompanying unaudited condensed consolidated statement of operations. The Company also recorded charges associated with the amendments and restatements of $0.1 million and $1.5 million during the three and nine months ended September 30, 2013, respectively, which are included in interest expense in the accompanying unaudited condensed consolidated statement of operations.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Liquidity (Continued)

Credit facilities and notes (Continued)

The Credit Facilities previously had an incremental facility capacity in an aggregate amount between the two facilities of $200 million. In October 2012, the Company executed the incremental capacity by completing modifications to increase by $100 million its Term Loan Facility and expand by $100 million the borrowing capacity under its ABL Facility. The additional Term Loan Facility borrowings were issued at 97.5% and the net proceeds were used to pay down a portion of the outstanding balance under the ABL Facility. The aggregate amount outstanding under the Term Loan Facility at September 30, 2013 approximated $786 million. In connection with the $100 million expansion of the borrowing capacity under its ABL Facility, the Company also modified the accounts receivable borrowing base which will allow the Company to more easily access the full amount of the available credit. The other terms of the Term Loan Facility and the ABL Facility were unchanged.

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

The agreements governing the Credit Facilities and the indenture governing the Notes include a number of restrictive covenants that, among other things and subject to certain exceptions and baskets, impose operating and financial restrictions on the Company and certain of its subsidiaries. The Company’s ability to pay dividends is limited to certain restricted payment baskets, which may expand based upon accumulated earnings. In addition, the Company is required to comply with a minimum fixed charge coverage ratio and a maximum total leverage ratio under the Credit Facilities. The financing agreements governing the Credit Facilities and the indenture governing the Notes also contain customary affirmative covenants and events of default. The Company was in compliance with the terms of the Credit Facilities and the indenture governing the Notes at September 30, 2013.

Interest rate swaps

In December 2011, the Company entered into two interest rate swap agreements to hedge its floating interest rate on an aggregate of $225 million of debt outstanding under its Term Loan Facility. The interest rate swaps have an effective date of January 9, 2012, and expire on January 11, 2016. The Company is required to make payments based upon a fixed interest rate of 1.8925% calculated on the notional amount of $225 million. In exchange, the Company will receive interest on $225 million at a variable interest rate that is based upon the three-month LIBOR, subject to a minimum rate of 1.5%. The Company determined the interest rate swaps continue to qualify for cash flow hedge accounting treatment at September 30, 2013. However, the Term Loan Facility amendment completed in May 2013 reduced the LIBOR floor from 1.5% to 1.0%, therefore some partial ineffectiveness will result through the expiration of the interest rate swap agreement. For the three and nine months ended September 30, 2013, there was $0.1 million and $0.4 million, respectively, of ineffectiveness recognized related to the interest rate swaps recorded in interest expense. The fair value of the interest rate swaps recorded in other accrued liabilities was $2 million and $3 million at September 30, 2013 and December 31, 2012, respectively.

Other financing activities

As a result of deterioration in professional liability and workers compensation underwriting results of the Company’s limited purpose insurance subsidiary in 2012 and 2011, the Company made capital contributions of $14 million and $9 million during the nine months ended September 30, 2013 and 2012, respectively, to its limited purpose insurance subsidiary. These transactions were completed in accordance with applicable regulations. Neither capital contribution had any impact on earnings.

Divestiture of facilities

During the third quarter of 2013, the Company completed the sale of the Vibra Facilities for $187 million to an affiliate of Vibra. The net proceeds of $180 million from this transaction were used to reduce the Company’s borrowings under its ABL Facility.

On July 31, 2013, the Company completed the sale of the Signature Facilities for $47 million to affiliates of Signature. The proceeds from the transaction were used to reduce the Company’s borrowings under its ABL Facility.

The Company received cash proceeds of $13 million for the nine months ended September 30, 2013 for the sale of property and equipment and inventory related to the 2012 Expiring Facilities.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Capital Resources

Capital expenditures and acquisitions

Excluding acquisitions, routine capital expenditures (expenditures necessary to maintain existing facilities that generally do not increase capacity or add services) totaled $63 million for the nine months ended September 30, 2013 compared to $77 million for the same period in 2012. Hospital development capital expenditures (primarily new and replacement facility construction) totaled $11 million for the nine months ended September 30, 2013 compared to $35 million for the same period in 2012. Nursing center development capital expenditures (primarily the addition of transitional care services for higher acuity patients) were immaterial for the nine months ended September 30, 2013 and totaled $3 million for the same period in 2012. Excluding acquisitions, the Company anticipates that routine capital spending for 2013 should approximate $105 million to $115 million and development capital spending should approximate $12 million. Management expects that substantially all of these expenditures will be financed through internal sources. Management believes that its capital expenditure program is adequate to improve and equip existing facilities. At September 30, 2013, the estimated cost to complete and equip construction in progress approximated $11 million.

Acquisition expenditures totaled $39 million for the nine months ended September 30, 2013 compared to $139 million for the same period in 2012. Acquisition deposits totaled $15 million in the third quarter of 2013, primarily related to the purchase of a hospital rehabilitation services company. The Company financed these acquisitions with its operating cash flows and its ABL Facility.

On November 4, 2013, the Company announced that it has signed a definitive agreement to acquire Senior Home Care for a purchase price of $95 million. The Company expects to finance the transaction with operating cash flows and proceeds from its ABL Facility. The transaction with Senior Home Care is subject to several regulatory approvals and other customary conditions to closing. The Company expects to close the transaction in the fourth quarter of 2013.

On November 5, 2013, the Company announced that its subsidiary has signed a definitive agreement with HCP to acquire the real estate associated with nine nursing centers that it currently leases from HCP for approximately $83 million. The annual lease payments for these nursing centers are approximately $9 million. The transaction with HCP is subject to several conditions to closing. The Company expects to close the transaction in the fourth quarter of 2013.

Renewal of Ventas facilities

On September 30, 2013, the Company entered into agreements to renew early its leases with Ventas for the Renewal Facilities. The current lease term for the Renewal Facilities was scheduled to expire in April 2015.

The Company will renew the existing leases for three TC hospitals and 15 nursing centers for an additional five year term effective May 1, 2015. The annual rents for these facilities will increase by $4 million on October 1, 2014 and are subject to various rent escalators contained within the existing master leases. In addition, the Company will renew the leases for 19 TC hospitals and 11 nursing centers for a term of 10 years and seven months effective October 1, 2014. The annual rents for these facilities will increase by $11 million on October 1, 2014 and are subject to annual increases based upon the change in the consumer price index (subject to an annual 4% cap). For accounting purposes, the Company will record the additional rents over the new lease term on a straight-line basis beginning on October 1, 2013, the effective date of the agreements.

The current aggregate annual rent for the Renewal Facilities approximates $79 million. The 22 TC hospitals contain 1,753 licensed beds and generated revenues and segment operating income (excluding the allocation of approximately $17 million of overhead costs) of approximately $572 million and $115 million, respectively, for the year ended December 31, 2012. The 26 nursing centers contain 3,134 licensed beds and generated revenues and segment operating income (excluding the allocation of approximately $8 million of overhead costs) of approximately $271 million and $56 million, respectively, for the year ended December 31, 2012. The terms of the new leases are substantially similar to the terms of the existing master lease agreements between the Company and Ventas.

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

CMS has regulations governing payments to LTAC hospitals that are co-located with another hospital (a “HIH”). The rules generally limit Medicare payments to the HIH if the Medicare admissions to the HIH from its co-located hospital exceed 25% of the total Medicare discharges for the HIH’s cost reporting period, the “25 Percent Rule.” There are limited exceptions for admissions from rural, urban single or a hospital that generates more than 25% of the Medicare discharges in a metropolitan statistical area (“MSA Dominant hospital”). Admissions that exceed this “25 Percent Rule” are paid a lower amount under IPPS. Patients transferred after they have reached the short-term acute care outlier payment status are not counted toward the admission threshold. Patients admitted prior to meeting the admission threshold, as well as Medicare patients admitted from a non co-located hospital, are eligible for the full payment under LTAC PPS. If the HIH’s admissions from the co-located hospital exceed the limit in a cost reporting period, Medicare will pay the lesser of: (1) the amount payable under LTAC PPS; or (2) the amount payable under IPPS. At September 30, 2013, the Company operated 22 HIHs with 835 licensed beds.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Other Information (Continued)

Effects of inflation and changing prices (Continued)

Hospital division (Continued)

The ACA requires a quality reporting system for LTAC hospitals beginning in federal fiscal year 2014 under which any market basket update would be reduced by 2% for any LTAC hospital that does not meet the quality reporting standards. CMS has issued final regulations that require LTACs to report quality measures related to, among other items, catheter-associated urinary tract infections, central line associated blood stream infections, new or worsening pressure ulcers, unplanned readmissions and falls with major injury.

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

Similar to LTAC hospitals, the ACA requires a quality reporting system for IRFs beginning in fiscal year 2014 in which any market basket update would be reduced by 2% for any IRF that does not meet quality reporting standards. CMS has finalized regulations that require IRFs to report quality measures related to, among other items, catheter-associated urinary tract infections, pressure ulcers and unplanned readmissions.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Other Information (Continued)

Effects of inflation and changing prices (Continued)

Home health and hospice division

On July 3, 2013, CMS issued proposed regulations regarding Medicare payment rates for home health agencies effective January 1, 2014. These proposed regulations implement a market basket increase of 2.4%. As mandated by the ACA, CMS proposed to rebase home health payment rates by reducing the national standardized 60 day episode payment rate by 3.5% in each of the next four years beginning January 1, 2014. Rebasing adjustments also included increases in the national per visit payment rates for low utilization episodes and a decrease in the non-routine medical supply conversion factor. In addition, CMS proposed the removal of two categories of diagnostic codes from the Home Health Prospective Payment System Grouper. CMS has projected the impact of these changes will result in a 1.5% decrease in payments to home health agencies in calendar year 2014.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Condensed Consolidated Statement of Operations

(Unaudited)

(In thousands, except per share amounts)

	2012 Quarters				2013 Quarters
	First	Second	Third	Fourth	First	Second	Third
Revenues	$1,269,884	$1,229,108	$1,226,159	$1,247,549	$1,288,867	$1,218,116	$1,198,473

Salaries, wages and benefits	780,050	747,992	754,761	761,494	799,519	731,401	733,605
Supplies	89,805	86,652	85,129	85,535	86,835	83,025	81,812
Rent	76,947	78,186	79,312	79,047	78,982	79,864	79,269
Other operating expenses	233,198	236,418	230,076	227,873	239,402	236,227	269,927
Other (income) expense	(3,136)	(3,165)	(3,178)	(3,181)	(1,009)	(26)	52
Impairment charges	498	111	406	108,127	187	457	441
Depreciation and amortization	39,470	40,655	41,304	42,623	42,650	39,631	37,591
Interest expense	26,570	26,713	26,663	27,929	28,171	29,084	25,633
Investment income	(283)	(258)	(212)	(246)	(88)	(1,475)	(1,235)
	1,243,119	1,213,304	1,214,261	1,329,201	1,274,649	1,198,188	1,227,095
Income (loss) from continuing operations before income taxes	26,765	15,804	11,898	(81,652)	14,218	19,928	(28,622)
Provision (benefit) for income taxes	11,039	6,817	5,070	2,870	5,264	8,027	(9,003)
Income (loss) from continuing operations	15,726	8,987	6,828	(84,522)	8,954	11,901	(19,619)
Discontinued operations, net of income taxes:
Income (loss) from operations	4,086	6,632	3,059	4,625	(3,456)	778	(21,609)
Loss on divestiture of operations	(1,170)	(356)	(2,280)	(939)	(2,025)	(10,852)	(65,016)
Income (loss) from discontinued operations	2,916	6,276	779	3,686	(5,481)	(10,074)	(86,625)
Net income (loss)	18,642	15,263	7,607	(80,836)	3,473	1,827	(106,244)
(Earnings) loss attributable to noncontrolling interests	(451)	239	(41)	(790)	(416)	(82)	(754)
Income (loss) attributable to Kindred	$18,191	$15,502	$7,566	$(81,626)	$3,057	$1,745	$(106,998)
Amounts attributable to Kindred stockholders:
Income (loss) from continuing operations	$15,275	$9,226	$6,787	$(85,312)	$8,538	$11,819	$(20,373)
Income (loss) from discontinued operations	2,916	6,276	779	3,686	(5,481)	(10,074)	(86,625)
Net income (loss)	$18,191	$15,502	$7,566	$(81,626)	$3,057	$1,745	$(106,998)
Earnings (loss) per common share:
Basic:
Income (loss) from continuing operations	$0.29	$0.17	$0.13	$(1.65)	$0.16	$0.22	$(0.39)
Discontinued operations:
Income (loss) from operations	0.08	0.13	0.05	0.09	(0.06)	0.01	(0.41)
Loss on divestiture of operations	(0.02)	(0.01)	(0.04)	(0.02)	(0.04)	(0.20)	(1.24)
Income (loss) from discontinued operations	0.06	0.12	0.01	0.07	(0.10)	(0.19)	(1.65)
Net income (loss)	$0.35	$0.29	$0.14	$(1.58)	$0.06	$0.03	$(2.04)
Diluted:
Income (loss) from continuing operations	$0.29	$0.17	$0.13	$(1.65)	$0.16	$0.22	$(0.39)
Discontinued operations:
Income (loss) from operations	0.08	0.13	0.05	0.09	(0.06)	0.01	(0.41)
Loss on divestiture of operations	(0.02)	(0.01)	(0.04)	(0.02)	(0.04)	(0.20)	(1.24)
Income (loss) from discontinued operations	0.06	0.12	0.01	0.07	(0.10)	(0.19)	(1.65)
Net income (loss)	$0.35	$0.29	$0.14	$(1.58)	$0.06	$0.03	$(2.04)
Shares used in computing earnings (loss) per common share:
Basic	51,603	51,664	51,676	51,692	52,062	52,265	52,323
Diluted	51,638	51,675	51,709	51,692	52,083	52,284	52,323

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Operating Data

(Unaudited)

(In thousands)

	2012 Quarters				2013 Quarters
	First	Second	Third	Fourth	First	Second	Third
Revenues:
Hospital division	$683,068	$648,152	$636,463	$647,794	$677,246	$623,877	$608,506
Nursing center division	285,032	279,353	282,223	283,451	283,771	278,191	277,668
Rehabilitation division:
Skilled nursing rehabilitation services	253,595	253,181	252,201	244,558	257,585	248,331	243,968
Hospital rehabilitation services	74,369	73,402	71,899	73,910	74,523	69,777	68,296
	327,964	326,583	324,100	318,468	332,108	318,108	312,264
Home health and hospice division	28,432	28,872	35,943	50,093	51,621	53,039	53,801
	1,324,496	1,282,960	1,278,729	1,299,806	1,344,746	1,273,215	1,252,239
Eliminations:
Skilled nursing rehabilitation services	(28,953)	(28,481)	(27,805)	(26,788)	(30,161)	(30,122)	(29,414)
Hospital rehabilitation services	(25,023)	(24,496)	(23,904)	(24,463)	(24,505)	(23,976)	(23,191)
Nursing centers	(636)	(875)	(861)	(1,006)	(1,213)	(1,001)	(1,161)
	(54,612)	(53,852)	(52,570)	(52,257)	(55,879)	(55,099)	(53,766)
	$1,269,884	$1,229,108	$1,226,159	$1,247,549	$1,288,867	$1,218,116	$1,198,473
Income (loss) from continuing operations:
Operating income (loss):
Hospital division	$151,491	$131,933	$130,798	$146,649	$149,644	$131,958	$112,290	(a)
Nursing center division	32,810	35,030	37,865	31,276	28,519	35,381	30,304
Rehabilitation division:
Skilled nursing rehabilitation services	10,904	19,519	16,996	21,074	12,074	20,307	(8,571	) (b)
Hospital rehabilitation services	16,116	17,860	16,977	18,792	18,132	19,573	18,215	(c)
	27,020	37,379	33,973	39,866	30,206	39,880	9,644
Home health and hospice division	2,341	2,789	3,645	4,933	2,786	3,961	1,085	(d)
Corporate:
Overhead	(42,728)	(44,723)	(45,883)	(45,729)	(45,582)	(43,199)	(39,151	) (e)
Insurance subsidiary	(482)	(600)	(545)	(500)	(509)	(384)	(482)
	(43,210)	(45,323)	(46,428)	(46,229)	(46,091)	(43,583)	(39,633)
Impairment charges	(498)	(111)	(406)	(108,127)	(187)	(457)	(441)
Transaction costs	(485)	(597)	(482)	(667)	(944)	(108)	(613)
Operating income	169,469	161,100	158,965	67,701	163,933	167,032	112,636
Rent	(76,947)	(78,186)	(79,312)	(79,047)	(78,982)	(79,864)	(79,269)
Depreciation and amortization	(39,470)	(40,655)	(41,304)	(42,623)	(42,650)	(39,631)	(37,591)
Interest, net	(26,287)	(26,455)	(26,451)	(27,683)	(28,083)	(27,609)	(24,398	) (f)
Income (loss) from continuing operations before income taxes	26,765	15,804	11,898	(81,652)	14,218	19,928	(28,622)
Provision for income taxes	11,039	6,817	5,070	2,870	5,264	8,027	(9,003)
	$15,726	$8,987	$6,828	$(84,522)	$8,954	$11,901	$(19,619)

(a)	Includes costs of $5.5 million in connection with the closing of a TC hospital and a litigation charge of $0.7 million.

(b)	Includes $23.1 million of litigation charges.

(c)	Includes $0.3 million of severance and retirement costs.

(d)	Includes $0.6 million of severance and retirement costs and $0.5 million of costs associated with closing a home health location.

(e)	Includes $1.0 million of severance and retirement costs and $0.5 million of fees associated with the modification of certain of the Company’s senior debt.

(f)	Includes $0.1 million of charges associated with the modification of certain of the Company’s senior debt.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Operating Data (Continued)

(Unaudited)

(In thousands)

	2012 Quarters				2013 Quarters
	First	Second	Third	Fourth	First	Second	Third
Rent:
Hospital division	$50,375	$51,218	$52,197	$51,632	$50,711	$51,381	$50,929
Nursing center division	23,861	24,326	24,300	24,432	25,207	25,487	25,450
Rehabilitation division:
Skilled nursing rehabilitation services	1,440	1,408	1,356	1,238	1,235	1,197	1,123
Hospital rehabilitation services	78	39	2	21	17	19	19
	1,518	1,447	1,358	1,259	1,252	1,216	1,142
Home health and hospice division	615	609	805	1,111	1,186	1,155	1,193
Corporate	578	586	652	613	626	625	555
	$76,947	$78,186	$79,312	$79,047	$78,982	$79,864	$79,269
Depreciation and amortization:
Hospital division	$19,343	$19,844	$20,060	$20,373	$20,453	$18,266	$17,483
Nursing center division	6,749	7,076	7,298	7,458	7,662	7,150	6,830
Rehabilitation division:
Skilled nursing rehabilitation services	2,660	2,752	2,811	2,945	3,112	2,878	2,461
Hospital rehabilitation services	2,324	2,323	2,328	2,334	2,331	2,319	2,281
	4,984	5,075	5,139	5,279	5,443	5,197	4,742
Home health and hospice division	898	925	1,137	1,482	1,526	1,615	1,638
Corporate	7,496	7,735	7,670	8,031	7,566	7,403	6,898
	$39,470	$40,655	$41,304	$42,623	$42,650	$39,631	$37,591
Capital expenditures, excluding acquisitions (including discontinued operations):
Hospital division:
Routine	$10,345	$9,095	$9,015	$9,817	$10,271	$5,593	$6,421
Development	9,949	11,289	14,334	6,693	2,388	5,079	3,235
	20,294	20,384	23,349	16,510	12,659	10,672	9,656
Nursing center division:
Routine	4,229	3,417	4,965	8,153	5,819	4,259	5,584
Development	673	1,087	843	5,454	–	7	–
	4,902	4,504	5,808	13,607	5,819	4,266	5,584
Rehabilitation division:
Skilled nursing rehabilitation services:
Routine	326	569	707	672	605	464	860
Development	–	–	–	–	–	–	–
	326	569	707	672	605	464	860
Hospital rehabilitation services:
Routine	46	60	125	117	32	45	31
Development	–	–	–	–	–	–	–
	46	60	125	117	32	45	31
Home health and hospice division:
Routine	124	145	160	1,187	195	339	522
Development	–	–	–	–	–	–	–
	124	145	160	1,187	195	339	522
Corporate:
Routine:
Information systems	6,864	15,195	10,842	17,440	5,289	6,436	7,298
Other	172	278	125	985	159	294	2,436
	$32,728	$41,135	$41,116	$50,518	$24,758	$22,516	$26,387

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Condensed Consolidating Statement of Operations

(Unaudited)

(In thousands)

	Three months ended September 30, 2013
			Rehabilitation division
	Hospital division (a)	Nursing center division	Skilled nursing services (b)	Hospital services (c)	Total	Home health and hospice division (d)	Corporate (e)	Transaction- related costs	Eliminations	Consolidated
Revenues	$608,506	$277,668	$243,968	$68,296	$312,264	$53,801	$–	$–	$(53,766)	$1,198,473

Salaries, wages and benefits	269,295	134,068	220,267	45,872	266,139	43,184	21,022	–	(103)	733,605
Supplies	65,351	13,155	750	28	778	2,277	251	–	–	81,812
Rent	50,929	25,450	1,123	19	1,142	1,193	555	–	–	79,269
Other operating expenses	161,568	100,321	31,342	4,150	35,492	7,237	18,359	613	(53,663)	269,927
Other (income) expense	2	(180)	180	31	211	18	1	–	–	52
Impairment charges	418	23	–	–	–	–	–	–	–	441
Depreciation and amortization	17,483	6,830	2,461	2,281	4,742	1,638	6,898	–	–	37,591
Interest expense	203	13	63	–	63	6	25,348	–	–	25,633
Investment income	(8)	(19)	(50)	–	(50)	–	(1,158)	–	–	(1,235)
	565,241	279,661	256,136	52,381	308,517	55,553	71,276	613	(53,766)	1,227,095
Income (loss) from continuing operations before income taxes	$43,265	$(1,993)	$(12,168)	$15,915	$3,747	$(1,752)	$(71,276)	$(613)	$–	(28,622)
Income tax benefit										(9,003)
Loss from continuing operations										$(19,619)

	Three months ended September 30, 2012
			Rehabilitation division
	Hospital division (f)	Nursing center division	Skilled nursing services	Hospital services	Total	Home health and hospice division	Corporate	Transaction- related costs	Eliminations	Consolidated
Revenues	$636,463	$282,223	$252,201	$71,899	$324,100	$35,943	$–	$–	$(52,570)	$1,226,159

Salaries, wages and benefits	283,611	138,153	224,283	50,724	275,007	26,332	32,008	(350)	–	754,761
Supplies	67,820	14,831	704	33	737	1,557	184	–	–	85,129
Rent	52,197	24,300	1,356	2	1,358	805	652	–	–	79,312
Other operating expenses	154,286	91,769	10,216	4,165	14,381	4,409	16,969	832	(52,570)	230,076
Other (income) expense	(52)	(395)	2	–	2	–	(2,733)	–	–	(3,178)
Impairment charges	284	122	–	–	–	–	–	–	–	406
Depreciation and amortization	20,060	7,298	2,811	2,328	5,139	1,137	7,670	–	–	41,304
Interest expense	231	15	36	–	36	4	26,377	–	–	26,663
Investment income	(5)	(17)	–	–	–	–	(190)	–	–	(212)
	578,432	276,076	239,408	57,252	296,660	34,244	80,937	482	(52,570)	1,214,261
Income from continuing operations before income taxes	$58,031	$6,147	$12,793	$14,647	$27,440	$1,699	$(80,937)	$(482)	$–	11,898
Provision for income taxes										5,070
Income from continuing operations										$6,828

(a)	Includes costs of $5.5 million in connection with the closing of a TC hospital and a litigation charge of $0.7 million.
(b)	Includes $23.1 million of litigation charges.
(c)	Includes $0.3 million of severance and retirement costs.
(d)	Includes $0.6 million of severance and retirement costs and $0.5 million of costs associated with closing a home health location.
(e)	Includes $1.0 million of severance and retirement costs and $0.6 million of fees and charges associated with the modification of certain of the Company’s senior debt.
(f)	Includes a lease cancellation charge of $0.6 million incurred in connection with the closing of a TC hospital.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Condensed Consolidating Statement of Operations (Continued)

(Unaudited)

(In thousands)

	Nine months ended September 30, 2013
			Rehabilitation division
	Hospital division (a,b)	Nursing center division (a)	Skilled nursing services (a,c)	Hospital services (a,d)	Total	Home health and hospice division (a,e)	Corporate (a,f)	Transaction- related costs	Eliminations	Consolidated
Revenues	$1,909,629	$839,630	$749,884	$212,596	$962,480	$158,461	$–	$–	$(164,744)	$3,705,456

Salaries, wages and benefits	837,573	408,679	674,985	144,528	819,513	123,228	75,943	–	(411)	2,264,525
Supplies	201,579	40,178	2,346	90	2,436	6,840	639	–	–	251,672
Rent	153,021	76,144	3,555	55	3,610	3,534	1,806	–	–	238,115
Other operating expenses	476,508	297,405	48,524	11,999	60,523	20,543	53,245	1,665	(164,333)	745,556
Other (income) expense	77	(836)	219	59	278	18	(520)	–	–	(983)
Impairment charges	1,002	83	–	–	–	–	–	–	–	1,085
Depreciation and amortization	56,202	21,642	8,451	6,931	15,382	4,779	21,867	–	–	119,872
Interest expense	564	41	232	–	232	6	82,045	–	–	82,888
Investment income	(16)	(42)	(152)	–	(152)	–	(2,588)	–	–	(2,798)
	1,726,510	843,294	738,160	163,662	901,822	158,948	232,437	1,665	(164,744)	3,699,932
Income (loss) from continuing operations before income taxes	$183,119	$(3,664)	$11,724	$48,934	$60,658	$(487)	$(232,437)	$(1,665)	$–	5,524
Provision for income taxes										4,288
Income from continuing operations										$1,236

	Nine months ended September 30, 2012
			Rehabilitation division
	Hospital division (g)	Nursing center division (h)	Skilled nursing services	Hospital services	Total	Home health and hospice division	Corporate	Transaction- related costs	Eliminations	Consolidated
Revenues	$1,967,683	$846,608	$758,977	$219,670	$978,647	$93,247	$–	$–	$(161,034)	$3,725,151

Salaries, wages and benefits	864,779	418,487	682,940	155,404	838,344	68,829	92,783	(350)	(69)	2,282,803
Supplies	210,106	44,697	2,251	127	2,378	3,826	579	–	–	261,586
Rent	153,790	72,487	4,204	119	4,323	2,029	1,816	–	–	234,445
Other operating expenses	478,923	278,697	26,365	13,163	39,528	11,817	49,778	1,914	(160,965)	699,692
Other (income) expense	(347)	(978)	2	23	25	–	(8,179)	–	–	(9,479)
Impairment charges	636	379	–	–	–	–	–	–	–	1,015
Depreciation and amortization	59,247	21,123	8,223	6,975	15,198	2,960	22,901	–	–	121,429
Interest expense	810	52	36	–	36	4	79,044	–	–	79,946
Investment income	(46)	(39)	(1)	–	(1)	–	(667)	–	–	(753)
	1,767,898	834,905	724,020	175,811	899,831	89,465	238,055	1,564	(161,034)	3,670,684
Income from continuing operations before income taxes	$199,785	$11,703	$34,957	$43,859	$78,816	$3,782	$(238,055)	$(1,564)	$–	54,467
Provision for income taxes										22,926
Income from continuing operations										$31,541

(a)

Includes one-time bonus costs of $20.4 million (hospital division – $8.0 million, nursing center division – $5.0 million, rehabilitation division – $6.3 million (skilled nursing rehabilitation services – $5.0 million and hospital rehabilitation services – $1.3 million), home health and hospice division – $0.8 million and corporate – $0.3 million).

(b)	Includes costs of $5.5 million in connection with the closing of a TC hospital and a litigation charge of $0.7 million.
(c)	Includes $23.1 million of litigation charges.
(d)	Includes $0.3 million of severance and retirement costs.
(e)	Includes $0.6 million of severance and retirement costs and $0.5 million of costs associated with closing a home health location.
(f)	Includes $1.0 million of severance and retirement costs and $2.0 million of fees and charges associated with the modification of certain of the Company’s senior debt.
(g)

Includes severance ($2.5 million), other miscellaneous costs ($1.1 million) and lease cancellation charges ($1.5 million) incurred in connection with the closing of a regional office and two TC hospitals, and $5.0 million for employment related lawsuits.

(h)	Includes $0.9 million incurred in connection with the cancellation of a sub-acute unit project.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Operating Data

(Unaudited)

	2012 Quarters				2013 Quarters
	First	Second	Third	Fourth	First	Second	Third
Hospital division data:
End of period data:
Number of hospitals:
Transitional care	104	103	102	102	102	102	102
Inpatient rehabilitation	5	5	5	5	5	5	5
	109	108	107	107	107	107	107
Number of licensed beds:
Transitional care	7,469	7,419	7,380	7,380	7,380	7,380	7,394
Inpatient rehabilitation	185	215	215	215	215	215	215
	7,654	7,634	7,595	7,595	7,595	7,595	7,609
Revenue mix %:
Medicare	63	62	61	63	63	61	59
Medicaid	6	6	6	6	5	6	7
Medicare Advantage	10	11	11	10	10	11	11
Commercial insurance and other	21	21	22	21	22	22	23
Admissions:
Medicare	10,767	9,989	9,831	9,936	10,649	9,756	9,266
Medicaid	925	919	915	839	685	744	789
Medicare Advantage	1,532	1,649	1,494	1,453	1,583	1,537	1,461
Commercial insurance and other	2,546	2,342	2,357	2,247	2,226	2,121	2,144
	15,770	14,899	14,597	14,475	15,143	14,158	13,660
Admissions mix %:
Medicare	68	67	68	69	70	69	68
Medicaid	6	6	6	6	5	5	6
Medicare Advantage	10	11	10	10	10	11	11
Commercial insurance and other	16	16	16	15	15	15	15
Patient days:
Medicare	264,930	250,081	244,189	248,315	261,311	241,790	230,780
Medicaid	32,848	30,568	33,671	31,697	28,776	30,447	31,608
Medicare Advantage	43,392	46,071	44,138	42,458	44,639	44,695	43,391
Commercial insurance and other	75,351	73,331	72,394	69,552	73,512	66,706	68,583
	416,521	400,051	394,392	392,022	408,238	383,638	374,362
Average length of stay:
Medicare	24.6	25.0	24.8	25.0	24.5	24.8	24.9
Medicaid	35.5	33.3	36.8	37.8	42.0	40.9	40.1
Medicare Advantage	28.3	27.9	29.5	29.2	28.2	29.1	29.7
Commercial insurance and other	29.6	31.3	30.7	31.0	33.0	31.5	32.0
Weighted average	26.4	26.9	27.0	27.1	27.0	27.1	27.4
Revenues per admission:
Medicare	$39,802	$40,043	$39,423	$40,963	$39,956	$38,884	$39,078
Medicaid	42,937	42,150	41,591	43,487	51,441	48,141	51,891
Medicare Advantage	44,297	42,661	46,465	45,790	44,397	45,348	46,793
Commercial insurance and other	57,715	59,384	60,002	61,313	65,694	65,537	63,947
Weighted average	43,314	43,503	43,602	44,752	44,723	44,065	44,546
Revenues per patient day:
Medicare	$1,618	$1,599	$1,587	$1,639	$1,628	$1,569	$1,569
Medicaid	1,209	1,267	1,130	1,151	1,225	1,176	1,295
Medicare Advantage	1,564	1,527	1,573	1,567	1,574	1,559	1,576
Commercial insurance and other	1,950	1,897	1,954	1,981	1,989	2,084	1,999
Weighted average	1,640	1,620	1,614	1,652	1,659	1,626	1,625
Medicare case mix index (discharged patients only)	1.18	1.18	1.16	1.15	1.18	1.18	1.16
Average daily census	4,577	4,396	4,287	4,261	4,536	4,216	4,069
Occupancy %	68.3	64.9	63.9	63.6	67.5	62.5	60.0
Annualized employee turnover %	22.0	21.5	20.2	19.8	22.2	21.6	21.1

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Operating Data (Continued)

(Unaudited)

	2012 Quarters				2013 Quarters
	First	Second	Third	Fourth	First	Second	Third
Nursing center division data:
End of period data:
Number of facilities:
Nursing centers:
Owned or leased	99	99	99	98	98	98	98
Managed	4	4	4	4	4	4	4
Assisted living facilities	6	6	6	6	6	6	6
	109	109	109	108	108	108	108
Number of licensed beds:
Nursing centers:
Owned or leased	12,747	12,795	12,795	12,741	12,741	12,741	12,741
Managed	485	485	485	485	485	485	485
Assisted living facilities	413	341	341	341	341	341	341
	13,645	13,621	13,621	13,567	13,567	13,567	13,567
Revenue mix %:
Medicare	35	35	34	35	35	34	33
Medicaid	36	37	37	37	36	36	39
Medicare Advantage	8	8	8	7	8	8	7
Private and other	21	20	21	21	21	22	21
Patient days (a):
Medicare	184,273	178,799	173,627	170,509	175,642	166,291	161,181
Medicaid	548,718	549,131	554,260	549,053	533,317	533,032	542,265
Medicare Advantage	55,238	50,688	50,355	48,687	55,478	54,593	47,565
Private and other	238,158	232,488	238,386	239,446	228,210	228,875	228,698
	1,026,387	1,011,106	1,016,628	1,007,695	992,647	982,791	979,709
Patient day mix % (a):
Medicare	18	18	17	17	18	17	17
Medicaid	54	54	55	54	54	54	55
Medicare Advantage	5	5	5	5	5	6	5
Private and other	23	23	23	24	23	23	23
Revenues per patient day (a):
Medicare Part A	$504	$505	$515	$536	$525	$525	$524
Total Medicare (including Part B)	546	550	560	574	562	564	566
Medicaid	185	187	188	190	190	190	199
Medicaid (net of provider taxes) (b)	163	165	166	167	168	167	177
Medicare Advantage	427	421	422	429	427	431	427
Private and other	248	244	249	253	262	261	255
Weighted average	278	276	277	281	286	283	283
Average daily census (a)	11,279	11,111	11,050	10,953	11,029	10,800	10,649
Admissions (a)	11,538	10,646	10,482	10,814	11,475	10,708	10,387
Occupancy % (a)	83.7	82.6	82.0	81.5	82.2	80.5	79.4
Medicare average length of stay (a)	30.4	31.3	31.9	30.7	30.2	31.0	31.6
Annualized employee turnover %	38.4	40.4	39.8	39.6	41.0	43.8	43.5

(a)	Excludes managed facilities.

(b)	Provider taxes are recorded in other operating expenses for all periods presented.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Operating Data (Continued)

(Unaudited)

	2012 Quarters				2013 Quarters
	First	Second	Third	Fourth	First	Second	Third
Rehabilitation division data:
Skilled nursing rehabilitation services:
Revenue mix %:
Company-operated	11	11	11	11	12	12	12
Non-affiliated	89	89	89	89	88	88	88
Sites of service (at end of period)	1,722	1,730	1,735	1,726	1,729	1,713	1,768
Revenue per site	$147,268	$146,347	$145,361	$141,690	$148,979	$144,968	$137,991
Therapist productivity %	80.3	80.4	80.5	80.5	81.1	80.4	80.4
Hospital rehabilitation services:
Revenue mix %:
Company-operated	34	33	33	33	33	34	34
Non-affiliated	66	67	67	67	67	66	66
Sites of services (at end of period):
Inpatient rehabilitation units	100	102	104	105	103	103	99
LTAC hospitals	125	125	123	123	123	123	122
Sub-acute units	19	20	20	21	8	8	7
Outpatient units	111	115	117	119	98	104	104
Other	5	5	5	5	–	–	–
	360	367	369	373	332	338	332
Revenue per site	$206,580	$200,006	$194,849	$198,150	$224,466	$206,441	$205,711
Annualized employee turnover %	19.6	16.9	17.3	16.9	10.4	13.2	14.0

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

Interest Rate Sensitivity

Principal (Notional) Amount by Expected Maturity

Average Interest Rate

(Dollars in thousands)

	Expected maturities							Fair value 9/30/13
	2013	2014	2015	2016	2017	Thereafter	Total
Liabilities:
Long-term debt, including amounts due within one year:
Fixed rate:
Notes	$–	$–	$–	$–	$–	$550,000	$550,000	$587,125
Other	26	109	116	123	10	—	384	367	(a)
	$26	$109	$116	$123	$10	$550,000	$550,384	$587,492
Average interest rate	6.0%	6.0%	6.0%	6.0%	6.0%	8.3%
Variable rate:
ABL Facility (b)	$–	$–	$–	$–	$–	$57,400	$57,400	$57,400
Term Loan Facility (c,d)	3,937	7,875	7,875	7,875	7,875	750,094	785,531	783,567
Other (e)	59	232	3,720	–	–	–	4,011	4,011
	$3,996	$8,107	$11,595	$7,875	$7,875	$807,494	$846,942	$844,978

(a)	Calculated based upon the net present value of future principal and interest payments using a discount rate of 6%.
(b)

Interest on borrowings under the Company’s ABL Facility is payable at a rate per annum equal to the applicable margin plus, at the Company’s option, either: (1) LIBOR determined by reference to the costs of funds for Eurodollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, or (2) a base rate determined by reference to the highest of: (a) the prime rate of JPMorgan Chase Bank, N.A., (b) the federal funds effective rate plus one-half of 1.00% and (c) LIBOR as described in subclause (1) plus 1.00%. At September 30, 2013, the applicable margin for borrowings under the ABL Facility was 2.75% with respect to LIBOR borrowings and 1.75% with respect to base rate borrowings. The applicable margin is subject to adjustment each fiscal quarter, based upon average historical excess availability during the preceding quarter.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures and Changes in Internal Control Over Financial Reporting

The Company has carried out an evaluation under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2013, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports that the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

There has been no change in the Company’s internal control over financial reporting during the Company’s quarter ended September 30, 2013, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

The Company is a party to various legal actions (some of which are not insured), and regulatory and other governmental and internal audits and investigations in the ordinary course of business (including investigations resulting from the Company’s obligation to self-report suspected violations of law by the Company). The Company cannot predict the ultimate outcome of pending litigation and regulatory and other governmental and internal audits and investigations. These matters could potentially subject the Company to sanctions, damages, recoupments, fines and other penalties. The DOJ, CMS or other federal and state enforcement and regulatory agencies may conduct additional investigations related to the Company’s businesses in the future which may, either individually or in the aggregate, have a material adverse effect on the Company’s business, financial position, results of operations and liquidity. See Note 15 of the notes to condensed consolidated financial statements for a description of the Company’s other pending legal proceedings.

The Company’s subsidiary, RehabCare, and two other unrelated therapy services providers, are defendants in a whistleblower lawsuit styled United States ex rel. Health Dimensions Rehabilitation, Inc. v. RehabCare Group, Inc., et al. currently pending in federal district court for the Eastern District of Missouri. This action was filed under seal in federal district court for the District of Minnesota on July 11, 2007. The U.S. Attorney’s Office in Minnesota intervened in the lawsuit on December 5, 2011 by filing a new complaint and demand for jury trial in federal district court for the District of Minnesota. The lawsuit was transferred to federal district court for the Eastern District of Missouri in May 2012.

The lawsuit arises from a subcontractor arrangement between RehabCare and one of the unrelated therapy service providers and fees paid under and in connection with the transaction. The parties entered into the transaction in 2006. The new complaint alleges violations of the federal civil False Claims Act based upon an underlying claim that the transaction violated the federal Anti-Kickback Statute, 42 U.S.C. §1320a-7(b). In July 2013, all parties filed motions for summary judgment, which were denied on August 30, 2013. The trial on the matter began on September 23, 2013, but has been recessed until February 3, 2014 while the parties continue settlement discussions. Any potential settlement of this lawsuit would be subject to, among other items, the negotiation and execution of a definitive settlement agreement, any necessary approvals by the parties, approval of the OIG (which may include other remedial actions), and final court approval of the related settlement agreement. The Company disputes the allegations in the complaint and continues to defend this lawsuit vigorously.

The United States is seeking single damages in the amount of approximately $226 million, treble damages, per claim penalties of $5,500 to $11,000 for each claim submitted, other unspecified damages, attorneys’ fees and costs. Based upon the results of certain pre-trial motions, new facts associated with the case and settlement discussions occurring in September 2013, the Company recorded an additional $23 million loss provision in the third quarter of 2013 (for a total loss reserve of $25 million) related to this matter. The Company continues to evaluate the loss provision in light of potentially relevant factual and legal developments, including information learned through rulings on dispositive motions, settlement discussions and other rulings. The expected loss reserve is based upon currently available information and is subject to significant judgment and a variety of assumptions, and known and unknown uncertainties. Given the uncertainty of litigation, the actual loss may vary significantly from the current reserve, which does not represent the Company’s maximum loss exposure. At this time, no estimate of the possible loss or range of loss, in excess of the amount accrued, can be made regarding this lawsuit.

PART II.  OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total number of shares (or units) purchased (a)	Average price paid per share (or unit) (b)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
Month #1 (July 1 – July 31)	306	$15.36	–	$–
Month #2 (August 1 – August 31)	1,063	15.02	–	–
Month #3 (September 1 – September 30)	–	–	–	–
Total	1,369	$15.10	–	$–

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

PART II.  OTHER INFORMATION (Continued)

Item 6. Exhibits

2.1*

Amendment No. 2 to Asset Purchase Agreement dated as of April 24, 2013 (as amended by Amendment No. 1 dated     June 14, 2013), dated as of August 29, 2013 by and between Kindred Healthcare Operating, Inc., Vibra Healthcare II, LLC, Kindred Healthcare, Inc. and Vibra Healthcare, LLC.

10.1

Employment Agreement dated as of July 10, 2013 by and between Kindred Healthcare Operating, Inc. and Richard A. Lechleiter. Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 10, 2013 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.2	Employment Agreement dated as of July 15, 2013 by and between Kindred Healthcare Operating, Inc. and Jon B. Rousseau.

10.3	Change-in-Control Severance Agreement dated as of July 15, 2013 by and between Kindred Healthcare Operating, Inc. and Jon B. Rousseau.

10.4

Amendment and Restatement Agreement dated as of August 21, 2013 to the ABL Credit Agreement and the Security Agreement, by and among the Company, the other Credit Parties party thereto, the Consenting Lenders and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent. Exhibit 10.1 to the Company’s Current Report on     Form 8-K dated August 21, 2013 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.5

Second Amendment and Restatement Agreement dated as of August 21, 2013 to the Amended and Restated Term Loan Credit Agreement and the Security Agreement, by and among the Company, the other Credit Parties party thereto, the Consenting Lenders and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent. Exhibit 10.2 to the Company’s Current Report on Form 8-K dated August 21, 2013 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.6	Employment Agreement dated as of September 30, 2013 by and between Kindred Healthcare Operating, Inc. and Steven L. Monaghan.

10.7	Change-in-Control Severance Agreement dated as of September 30, 2013 by and between Kindred Healthcare Operating, Inc. and Steven L. Monaghan.

10.8

Agreement Regarding Master Leases, dated as of September 30, 2013 between Ventas Realty, Limited Partnership, as Lessor and Kindred Healthcare, Inc. and Kindred Healthcare Operating, Inc., as Tenant. Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 30, 2013 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.9

Amended and Restated Master Lease Agreement No. 5, dated as of September 30, 2013 between Ventas Realty, Limited Partnership, as Lessor and Kindred Healthcare, Inc. and Kindred Healthcare Operating, Inc., as Tenant. Exhibit 10.2 to the Company’s Current Report on Form 8-K dated September 30, 2013 (Comm. File No. 001-14057) is hereby incorporated by reference.

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

*The Company will furnish supplementally to the SEC upon request a copy of any omitted exhibit or schedule.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KINDRED HEALTHCARE, INC.
Date: November 12, 2013	/s/ PAUL J. DIAZ
Paul J. Diaz
Chief Executive Officer

Date: November 12, 2013	/s/ RICHARD A. LECHLEITER
Richard A. Lechleiter
Executive Vice President and Chief Financial Officer