Form 10-K
period 2013-12-31
KINDRED HEALTHCARE, INC
filed 2014-02-28
CIK 1060009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Large accelerated filer  ☑    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the shares of the registrant held by non-affiliates of the registrant, based on the closing price of such stock on the New York Stock Exchange on June 30, 2013, was approximately $681,000,000. For purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates.

As of January 31, 2014, there were 54,114,276 shares of the registrant’s common stock, $0.25 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference from the registrant’s 2014 definitive proxy statement, which will be filed no later than 120 days after December 31, 2013.

PART I

All references in this Annual Report on Form 10-K to “Kindred,” “Company,” “we,” “us,” or “our” mean Kindred Healthcare, Inc. and, unless the context otherwise requires, our consolidated subsidiaries.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-K and the documents we incorporate by reference in this Annual Report on Form 10-K include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements regarding our expected future financial position, results of operations, cash flows, financing plans, business strategy, budgets, capital expenditures, competitive positions, growth opportunities, plans and objectives of management and statements containing the words such as “anticipate,” “approximate,” “believe,” “plan,” “estimate,” “expect,” “project,” “could,” “should,” “will,” “intend,” “may” and other similar expressions, are forward-looking statements. Statements in this Annual Report on Form 10-K concerning the Company’s business outlook or future economic performance, anticipated profitability, revenues, expenses or other financial items, and product or services line growth, together with other statements that are not historical facts, are forward-looking statements that are estimates reflecting our best judgment based upon currently available information.

Such forward-looking statements are inherently uncertain, and you must recognize that actual results may differ materially from our expectations as a result of a variety of factors, including, without limitation, those discussed below. Such forward-looking statements are based upon management’s current expectations and include known and unknown risks, uncertainties and other factors, many of which we are unable to predict or control, that may cause our actual results or performance to differ materially from any future results or performance expressed or implied by such forward-looking statements. These statements involve risks, uncertainties and other factors discussed below and detailed from time to time in our filings with the Securities and Exchange Commission. Factors that may affect our plans, results or stock price include, without limitation:

—

the impact of healthcare reform, which will initiate significant changes to the United States healthcare system, including potential material changes to the delivery of healthcare services and the reimbursement paid for such services by the government or other third party payors, including reforms resulting from the Patient Protection and Affordable Care Act and the Healthcare Education and Reconciliation Act (collectively, the “ACA”) or future deficit reduction measures adopted at the federal or state level. Healthcare reform is affecting each of our businesses in some manner. Potential future efforts in the U.S. Congress to repeal, amend, modify or retract funding for various aspects of the ACA create additional uncertainty about the ultimate impact of the ACA on us and the healthcare industry. Due to the substantial regulatory changes that will need to be implemented by Centers for Medicare and Medicaid Services (“CMS”) and others, and the numerous processes required to implement these reforms, we cannot predict which healthcare initiatives will be implemented at the federal or state level, the timing of any such reforms, or the effect such reforms or any other future legislation or regulation will have on our business, financial position, results of operations and liquidity,

—

the impact of the 2012 CMS Rules which, among other things, will reduce Medicare reimbursement to our transitional care hospitals in 2013 and beyond by imposing a budget neutrality adjustment and modifying the short-stay outlier rules,

—	the impact of the 2011 CMS Rules which significantly reduced Medicare reimbursement to our nursing centers and changed payments for the provision of group therapy services effective October 1, 2011,
—

the impact of the Budget Control Act of 2011 (as amended by the American Taxpayer Relief Act of 2012) which instituted an automatic 2% reduction on each claim submitted to Medicare beginning April 1, 2013,

—

our ability to adjust to the new patient criteria for long-term acute care hospitals under the Pathway for SGR Reform Act of 2013, which will reduce the population of patients eligible for our hospital services and change the basis upon which we are paid,

—

the impact of the American Taxpayer Relief Act of 2012 which, among other things, reduces Medicare payments by an additional 25% for subsequent procedures when multiple therapy services are provided on the same day. At this time, we believe that the rules related to multiple therapy services will reduce our Medicare revenues by $25 million to $30 million on an annual basis,

—

changes in the reimbursement rates or the methods or timing of payment from third party payors, including commercial payors and the Medicare and Medicaid programs, changes arising from and related to the Medicare prospective payment system for long-term acute care hospitals, including potential changes in the Medicare payment rules, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, and changes in Medicare and Medicaid reimbursement for our transitional care hospitals, nursing centers, inpatient rehabilitation facilities and home health and hospice operations, and the expiration of the Medicare Part B therapy cap exception process,

—	the effects of additional legislative changes and government regulations, interpretation of regulations and changes in the nature and enforcement of regulations governing the healthcare industry,
—	the ability of our hospitals and nursing centers to adjust to medical necessity reviews,
—

the costs of defending and insuring against alleged professional liability and other claims (including those related to pending whistleblower and wage and hour class action lawsuits against us) and our ability to predict the estimated costs and reserves related to such claims, including the impact of differences in actuarial assumptions and estimates compared to eventual outcomes,

—

the impact of our significant level of indebtedness on our funding costs, operating flexibility and ability to fund ongoing operations, development capital expenditures or other strategic acquisitions with additional borrowings,

—

our ability to successfully redeploy our capital and proceeds of asset sales in pursuit of our business strategy and pursue our development activities, including through acquisitions, and successfully integrate new operations, including the realization of anticipated revenues, economies of scale, cost savings and productivity gains associated with such operations, as and when planned, including the potential impact of unanticipated issues, expenses and liabilities associated with those activities,

—	our ability to pay a dividend as, when and if declared by the Board of Directors, in compliance with applicable laws and our debt and other contractual arrangements,
—	the failure of our facilities to meet applicable licensure and certification requirements,
—	the further consolidation and cost containment efforts of managed care organizations and other third party payors,
—	our ability to meet our rental and debt service obligations,
—	our ability to operate pursuant to the terms of our debt obligations, and comply with our covenants thereunder, and our ability to operate pursuant to our master lease agreements with Ventas, Inc.,
—

the condition of the financial markets, including volatility and weakness in the equity, capital and credit markets, which could limit the availability and terms of debt and equity financing sources to fund the requirements of our businesses, or which could negatively impact our investment portfolio,

—	our ability to control costs, particularly labor and employee benefit costs,
—	our ability to successfully reduce (by divestiture of operations or otherwise) our exposure to professional liability and other claims,
—

our obligations under various laws to self-report suspected violations of law by us to various government agencies, including any associated obligation to refund overpayments to government payors, fines and other sanctions,

—	national and regional economic, financial, business and political conditions, including their effect on the availability and cost of labor, credit, materials and other services,
—	increased operating costs due to shortages in qualified nurses, therapists and other healthcare personnel,
—	our ability to attract and retain key executives and other healthcare personnel,
—	our ability to successfully dispose of unprofitable facilities,
—

events or circumstances which could result in the impairment of an asset or other charges, such as the impact of the Medicare reimbursement regulations that resulted in us recording significant impairment charges in the last three fiscal years,

—	changes in generally accepted accounting principles or practices, and changes in tax accounting or tax laws (or authoritative interpretations relating to any of these matters),
—	our ability to maintain an effective system of internal control over financial reporting, and
—	each of the factors discussed in Item 1A – Risk Factors.

Many of these factors are beyond our control. We caution investors that any forward-looking statements made by us are not guarantees of future performance. We disclaim any obligation to update any such factors or to announce publicly the results of any revisions to any of the forward-looking statements to reflect future events or developments.

Item 1.	Business

GENERAL

Kindred Healthcare, Inc. is a healthcare services company that through its subsidiaries operates transitional care (“TC”) hospitals, inpatient rehabilitation hospitals (“IRFs”), nursing centers, assisted living facilities, a contract rehabilitation services business and a home health and hospice business across the United States. At December 31, 2013, our hospital division operated 101 TC hospitals (certified as long-term acute care (“LTAC”) hospitals under the Medicare program) and five IRFs in 22 states. Our nursing center division operated 100 nursing centers and six assisted living facilities in 23 states. Our rehabilitation division provided rehabilitation services primarily in hospitals and long-term care settings. Our care management division (formerly known as our home health and hospice division) primarily provided home health, hospice and private duty services from 159 locations in 13 states.

All financial and statistical information presented in this Annual Report on Form 10-K reflects the continuing operations of our businesses for all periods presented unless otherwise indicated.

Forward-Looking Statements.    This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). See also “Item 1A – Risk Factors.”

Senior Home Care Acquisition.    On December 1, 2013, we acquired Senior Home Care, Inc., a home health provider that operated 47 locations in Florida and Louisiana for $95 million in cash (the “Senior Home Care Acquisition”). The Senior Home Care Acquisition was financed through operating cash flows and proceeds from our ABL facility (as defined below).

HCP Acquisition.    On November 5, 2013, we signed a definitive agreement with HCP, Inc. and its affiliates (“HCP”) to acquire the real estate associated with nine nursing centers that we leased from HCP for approximately $83 million. The annual lease payments for these nursing centers were approximately $9 million. We completed the acquisition of seven of these nursing centers during 2013 for a total consideration of approximately $61 million. The two remaining facilities were acquired in February 2014.

IntegraCare Acquisition.    On August 31, 2012, we acquired IntegraCare Holdings, Inc., a provider of home health, hospice and community services that operated 47 locations across Texas for $71 million in cash plus a potential $4 million cash earn out based on 2013 earnings growth (the “IntegraCare Acquisition”). The IntegraCare Acquisition was financed through operating cash flows and proceeds from our ABL Facility.

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

Credit Facilities and Notes.    In connection with the RehabCare Merger, we entered into a new $650 million senior secured asset-based revolving credit facility (the “ABL Facility”) and a new $700 million senior secured term loan facility (the “Term Loan Facility”) (collectively, the “Credit Facilities”). We also completed the private placement of $550 million of senior notes due 2019 (the “Notes”). In 2011, we used proceeds from the Credit Facilities and the Notes to pay the Merger Consideration, repay all amounts outstanding under our and RehabCare’s previous credit facilities and to pay transaction costs. The amounts outstanding under our and RehabCare’s former credit facilities that were repaid at the RehabCare Merger closing were $390 million and $345 million, respectively.

The Credit Facilities also included an option to increase the credit capacity in an aggregate amount between the two facilities by $200 million. We exercised this option to increase the credit capacity by $200 million in October 2012. In May 2013, we completed an amendment and restatement of our Term Loan Facility to reduce our annual interest costs. In August 2013, we completed amendments and restatements to the Credit Facilities to modify certain covenants to improve our financial flexibility. See “Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity” and note 12 of the notes to consolidated financial statements for additional information on the Credit Facilities and the Notes.

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

Discontinued Operations

We have completed several strategic divestitures to improve our future operating results. Certain of these divestitures are described below. For accounting purposes, the operating results of these businesses and the losses or impairments associated with these transactions have been classified as discontinued operations in the accompanying consolidated statement of operations for all periods presented. Assets not sold at December 31, 2013 have been measured at the lower of carrying value or estimated fair value less costs of disposal and have been classified as held for sale in the accompanying consolidated balance sheet. See notes 2 and 3 of the notes to consolidated financial statements.

Vibra Sale.    In September 2013, we completed the sale of 15 non-strategic hospitals and one nursing center (the “Vibra Facilities”) for approximately $187 million to an affiliate of Vibra Healthcare, LLC (“Vibra”). The net proceeds of approximately $180 million from this transaction were used to reduce the borrowings under our ABL Facility.

Signature Sale.    In July 2013, we completed the sale of seven non-strategic nursing centers (the “Signature Facilities”) for approximately $47 million to affiliates of Signature Healthcare, LLC (“Signature”). The proceeds from this transaction were used to reduce the borrowings under our ABL Facility.

Ventas Divestitures.    On September 30, 2013, we entered into agreements to renew early our leases with Ventas for 22 TC hospitals and 26 nursing centers (collectively, the “2013 Renewal Facilities”) and to exit 60 nursing centers (collectively, the “2013 Expiring Facilities”). Under the terms of the agreements, the lease term for the 2013 Expiring Facilities will now expire on September 30, 2014. For accounting purposes, the 2013 Expiring Facilities qualified as assets held for sale and we reflected the operating results as discontinued operations in the accompanying consolidated statement of operations for all historical periods.

In April 2012, we announced that we would not renew 54 nursing centers (the “2012 Expiring Facilities”) under operating leases with Ventas that were scheduled to expire on April 30, 2013. We transferred the operations of all of the 2012 Expiring Facilities to new operators during the nine months ended September 30, 2013 and we reclassified the results of operations and losses associated with the 2012 Expiring Facilities to discontinued operations, net of income taxes, for all periods presented.

See “– Master Lease Agreements” and note 11 of the notes to consolidated financial statements for additional information on the 2013 Renewal Facilities, the 2013 Expiring Facilities and the 2012 Expiring Facilities.

HEALTHCARE OPERATIONS

We are organized into four operating divisions: the hospital division, the nursing center division, the rehabilitation division and the care management division. The expansion of our home health and hospice operations and changes to our organizational structure led us to segregate our home health and hospice business into a separate division on December 31, 2011 (now known as the care management division). Our home health and hospice business was included in the rehabilitation division prior to such date. For more information about our operating divisions, as well as financial information, see “Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” and note 7 of the notes to consolidated financial statements.

The hospital division operates TC hospitals and IRFs. The nursing center division operates nursing centers and assisted living facilities. The rehabilitation division provides rehabilitation services primarily in hospitals and long-term care settings. The care management division primarily provides home health, hospice and private duty services to patients in a variety of settings, including homes, nursing centers and other residential settings. We believe that the independent focus of each division on the unique aspects of its business enhances its ability to improve the quality of its operations and achieve operating efficiencies.

Based upon the authoritative guidance for business segments, our operating divisions represent five reportable operating segments, including (1) hospitals, (2) nursing centers, (3) skilled nursing rehabilitation services (“SRS”), (4) hospital rehabilitation services (“HRS”) and (5) home health and hospice services. The SRS and HRS operating segments are both contained within the rehabilitation division, while home health and hospice services are contained within the care management division.

COMPETITIVE STRENGTHS

We believe that several competitive strengths support our business strategy, including:

Well-diversified service offerings allow us to Continue the Care® across the post-acute continuum.    We have a well-diversified portfolio of service offerings including TC hospitals, IRFs, nursing centers, contract rehabilitation services, home health and hospice operations. We are concentrating our service offerings through the development of Integrated Care Markets which allows us to coordinate and manage the continuum of care for our patients, reduce lengths of stay, implement physician services strategies, prevent avoidable re-hospitalizations and reduce costs. In addition, this array of services across our four operating divisions creates multiple earnings streams and avenues for growth and development.

Uniquely positioned for bundled or episodic payment environment.    As healthcare reform continues to be implemented, we believe that healthcare providers that can operate with scale across the continuum of care will have a competitive advantage in an episodic payment environment. Our diversified service offerings across our four operating divisions enable us to do this effectively and to participate with other healthcare providers in determining the most appropriate setting for patients as they continue their care throughout a post-acute episode. As a leading provider in four critical segments of the post-acute continuum, we are uniquely positioned to deliver the right care at the right site of service. We also are positioned to become a valuable partner to short-term acute care hospitals and managed care organizations, which are seeking to increase care coordination, reduce re-hospitalizations, reduce lengths of stay, more effectively manage healthcare costs and develop new care delivery and payment models.

Strong asset base including owned real estate.    We have been focused on adding high quality assets to our balance sheet through opportunistic acquisitions and the development of TC hospitals and transitional care centers (licensed as nursing centers). We own the real estate of 17 TC hospitals, one IRF, 26 nursing centers and two assisted living facilities, a significant increase from the 16 facilities we owned in 2006. We also have taken steps to reduce our lease portfolio by exiting 114 leased nursing centers through the recent transactions with Ventas. We believe that over time increased facility ownership and reduced lease obligations will significantly improve our future growth and profitability.

Strong cash flow generation.    We have demonstrated the ability to generate strong operating cash flows in a highly regulated environment. Our operating cash flows offer opportunities to fund our acquisition and development strategies, as well as reduce our leverage over time. In addition, we initiated a cash dividend to our shareholders in 2013 which reflects our ability to generate meaningful and sustainable free cash flows.

OUR STRATEGY

We believe that we are the largest diversified post-acute healthcare provider in the United States, and accordingly, are well-positioned to grow and succeed in what will be an increasingly integrated healthcare delivery system. Our core strategy is to provide superior clinical outcomes and quality care with an approach that is patient-centered and focused on lowering costs by reducing lengths of stay in short-term acute care hospitals and transitioning patients to their homes at the highest possible level of function, thereby preventing avoidable re-hospitalizations.

The key elements of our business strategy include:

Providing quality, clinical-based care with a focus on operating efficiency.    We are committed to maintaining and improving the quality of our patient care by dedicating appropriate resources at each site of service and continuing to refine our clinical initiatives and objectives. We are implementing technology enhancements and clinical protocols that will promote best practices and improve the operating efficiency of our caregivers. We are continuing our Company-wide program to re-engineer processes, improve efficiencies and focus on the provision of shared services across our divisions that will help us reduce costs while maintaining quality patient care.

Repositioning our assets and management time to higher margin growth businesses.    During 2013, we accelerated our strategy of exiting unprofitable and non-strategic facilities outside of our Integrated Care Markets through asset sales and the expiration of leases. We transferred the operations of 54 Ventas nursing centers during 2013 and entered into agreements that will facilitate the early exit of 60 additional non-strategic nursing centers in 2014. We also completed the sale of 14 TC hospitals, one IRF and eight nursing centers which generated $227 million in net sale proceeds. We intend to reinvest these proceeds in higher margin businesses such as home health and hospice and contract rehabilitation. In addition, we continue to allocate capital to the development of TC hospitals, IRFs and transitional care centers, particularly in our Integrated Care Markets.

Expanding presence in home health and hospice business.    We continue to expand our presence in the home health and hospice business, and now provide services in 159 locations in 13 states. In December 2013, we completed the Senior Home Care Acquisition, which added 47 home health locations in Florida and Louisiana. In August 2012, we completed the IntegraCare Acquisition, which significantly expanded the scope of our operations into Texas. In addition, we have committed significant resources to develop a senior management team for these growing operations and are implementing a standardized information technology platform across all sites of services, both of which will enable and support future growth. We intend to continue expanding our home health and hospice operations through additional acquisitions, joint ventures and de novo site development, particularly in our Integrated Care Markets.

Developing care management capabilities.    In August 2013, we announced the creation of a new care management division to improve care transitions and patient outcomes by further developing capabilities to deliver integrated care across various care settings. Our care management division will develop programs that will enable us and our partners to better manage episodes of care, create more seamless transitions between care settings and improve patient satisfaction, thereby reducing lengths of stay and re-hospitalizations at a lower cost to Medicare and other payors. Our care management division includes our home health and hospice business, and is responsible for expanding this business, as well as leveraging our service offerings as we develop and support care models, including medical homes and accountable care organizations that meet consumer preference and support integrated care delivery. The new division will grow our home health and hospice business, test new delivery and payment models and develop capabilities to support our Integrated Care Markets and Continue the Care® strategy. These capabilities will include (1) physician coverage across sites of service, (2) care managers to improve care transitions, (3) information sharing and information technology connectivity, (4) tools to ensure appropriate patient placement and (5) condition-specific clinical programs and outcome measures.

Grow through development of Integrated Care Markets.    Our operating divisions are increasingly focused on enabling our patients to Continue the Care® during an episode of care at a Kindred facility or site of service in markets where we operate multiple facilities or sites of service. We have designated 24 markets across the country as current or potential Integrated Care Markets. These Integrated Care Markets allow our caregivers to coordinate and manage the continuum of care for our patients, as well as implement physician services strategies. The Integrated Care Markets provide opportunities to improve quality and patient satisfaction, lower hospital re-admissions, increase volumes and lower costs.

During the last few years, we have focused our development activities on expanding our Integrated Care Markets. In addition to the significant expansion of our home health and hospice operations discussed above, we continue to grow our transitional care centers and hospital-based sub-acute units. During 2013, we began constructions of a new 120-bed transitional care center in Phoenix, Arizona, a 100-bed transitional care center in Indianapolis, Indiana and a 160-bed transitional care center in Las Vegas, each of which should open in the second half of 2014. Also during 2013, we opened a TC hospital that is co-located within a host hospital (a “HIH”) in St. Louis, Missouri with 54 beds. In 2012, we opened a 30 bed co-located sub-acute unit in our Seattle TC hospital, completed the construction of a new freestanding IRF with 46 licensed beds in Humble, Texas and opened a newly constructed, freestanding replacement IRF with 50 licensed beds in Austin, Texas.

Improve capital structure and enhance shareholder returns.    We seek to improve our capital structure through the purchase of our leased facilities which enhances our operating flexibility, reduces our more expensive leased obligations and allows us to dispose of non-strategic or underperforming assets. During 2013, we acquired the real estate related to our Tampa TC hospital and our Indianapolis transitional care center for an aggregate consideration of $35 million. We also signed a definitive agreement to acquire nine additional leased nursing centers for $83 million, seven of which were acquired in the fourth quarter of 2013. In addition, we also re-priced and amended our Credit Facilities on favorable terms in 2013, resulting in significant interest savings, extended maturity of the ABL Facility and an option to increase our aggregate credit capacity by $250 million. Finally, we initiated a quarterly dividend of $0.12 per share in the third quarter of 2013 that reflects our ability to generate meaningful and sustainable free cash flows.

HOSPITAL DIVISION

Our hospital division provides long-term acute care services to medically complex patients through the operation of a national network of 101 TC hospitals with 7,315 licensed beds and five IRFs with 215 licensed beds in 22 states as of December 31, 2013. We operate the second largest network of TC hospitals and IRFs in the United States based upon number of facilities. Our TC hospitals are certified as LTAC hospitals under the Medicare program.

As a result of our commitment to the hospital business, we have developed a comprehensive program of care for medically complex patients that allows us to deliver high quality care in a cost-effective manner. A number of our hospitals also provide skilled nursing, sub-acute and outpatient services. Outpatient services may include diagnostic services, rehabilitation therapy, CT scanning, one-day surgery and laboratory tests.

In our TC hospitals, we treat medically complex patients, including the critically ill, suffering from multiple organ system failures, most commonly of the cardiovascular, pulmonary, kidney, gastro-intestinal and cutaneous (skin) systems. In particular, we have a core competency in treating patients with cardio-pulmonary disorders, skin and wound conditions, and life-threatening infections. Prior to being admitted to one of our TC hospitals, many of our patients have undergone a major surgical procedure or developed a neurological disorder following head and spinal cord injury, cerebrovascular incident or metabolic instability. Our expertise lies in the ability to simultaneously deliver comprehensive and coordinated medical interventions directed at all affected organ systems, while maintaining a patient-centered, integrated care plan. Medically complex patients are characteristically dependent on technology for continued life support, including mechanical ventilation, total parenteral nutrition, respiratory or cardiac monitors and kidney dialysis machines. During 2013, the average length of stay for patients in our hospitals was approximately 27 days.

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

Selected Hospital Division Operating Data

The following table sets forth certain operating and financial data for the hospital division (dollars in thousands, except statistics):

	Year ended December 31,
	2013	2012	2011
Revenues	$2,521,649	$2,604,925	$2,265,106
Operating income	$523,156	$562,224	$457,867
Hospitals in operation at end of period	106	106	107
Licensed beds at end of period	7,530	7,484	7,474
Admissions	56,602	59,462	52,105
Patient days	1,534,651	1,596,108	1,425,148
Average length of stay	27.1	26.8	27.4
Revenues per admission	$44,551	$43,808	$43,472
Revenues per patient day	$1,643	$1,632	$1,589
Medicare case mix index (discharged patients only)	1.17	1.17	1.18
Average daily census	4,205	4,361	3,905
Occupancy %	63.0	65.6	65.5
Annualized employee turnover %	20.8	19.7	18.0
Assets at end of period	$1,776,728	$2,129,303	$2,048,598
Capital expenditures:
Routine	$28,571	$38,272	$46,393
Development	11,817	42,265	67,321

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

Year ended December 31,	Medicare			Medicaid			Medicare Advantage			Commercial insurance and other
	Admissions	Patient days	Revenues	Admissions	Patient days	Revenues	Admissions	Patient days	Revenues	Admissions	Patient days	Revenues
2013	69%	63%	61%	5%	8%	6%	11%	11%	11%	15%	18%	22%
2012	68	63	62	6	8	6	10	11	10	16	18	22
2011	67	62	61	8	10	7	9	10	10	16	18	22

For the year ended December 31, 2013, revenues of the hospital division totaled approximately $2.5 billion or 49% of our total revenues (before eliminations). For more information regarding the reimbursement for our hospital services, see “– Governmental Regulation – Hospital Division – Overview of Hospital Division Reimbursement.”

Hospital Facilities

The following table lists by state the number of TC hospitals and IRFs and related licensed beds we operated as of December 31, 2013:

		Number of facilities
State	Licensed beds	Owned by us	Leased from Ventas (2)	Leased from other parties	Total
Arizona	167	–	2	1	3
California	1,058	4	5	5	14
Colorado	105	–	1	1	2
Florida (1)	745	3	6	1	10
Georgia (1)	117	–	–	2	2
Illinois (1)	575	–	4	2	6
Indiana	221	1	1	2	4
Kentucky (1)	414	–	1	1	2
Louisiana	168	–	1	–	1
Massachusetts (1)	220	1	2	1	4
Michigan (1)	77	–	–	1	1
Missouri (1)	389	1	2	3	6
Nevada	254	1	1	1	3
New Jersey (1)	117	–	–	3	3
New Mexico	61	–	1	–	1
North Carolina (1)	124	–	1	–	1
Ohio	309	2	–	3	5
Oklahoma	93	–	1	1	2
Pennsylvania	332	1	2	4	7
Tennessee (1)	109	–	1	1	2
Texas	1,735	2	6	17	25
Washington (1)	140	2	–	–	2
Totals	7,530	18	38	50	106

(1)	These states have certificate of need regulations. See “– Governmental Regulation – Federal, State and Local Regulations.”
(2)	See “– Master Lease Agreements.”

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

A division president, chief operating officer and a chief financial officer manage the hospital division. The operations of the hospital division are divided into three regions, each headed by a senior officer of the division who reports to the division president. The clinical issues and quality concerns of the hospital division are managed by the division’s chief medical officer and senior vice president of clinical operations. The sales and marketing efforts for the division are led by district and regional sales leaders, who in turn report to our senior vice president of enterprise sales.

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

NURSING CENTER DIVISION

Our nursing center division provides quality, cost-effective care through the operation of a national network of 100 nursing centers (12,638 licensed beds) and six assisted living facilities (341 licensed beds) located in 23 states as of December 31, 2013. Through our nursing centers, we provide short stay patients and long stay residents with a full range of medical, nursing, rehabilitative, pharmacy and routine services, including daily dietary, social and recreational services.

Consistent with industry trends, patients and residents admitted to our nursing centers arrive with greater medical complexity and require a more extensive and costly level of care. This is particularly true with our Medicare population for whom the average length of stay in 2013 was 31 days. To appropriately care for a higher acuity short stay patient population and a more frail and unstable long stay resident population, we have improved the delivery of the clinical and hospitality services offered to our patients and residents by adjusting the level of clinical and hospitality staffing, assisting physician oversight through the selective use of nurse practitioners, enhancing nursing skills via ongoing education and competency evaluations and improving clinical case management through the employment of clinical case managers.

We also monitor and enhance the quality of care and customer service at our nursing centers through the use of performance improvement committees and family satisfaction surveys. Our performance improvement committees oversee resident healthcare needs and resident and staff safety. Physician medical directors serve on these committees and advise on healthcare policies and practices. We regularly conduct surveys of residents and their families, and these surveys are reviewed by our performance improvement committees at each center to promote quality care and customer service. We also have established initiatives to reduce potentially avoidable re-hospitalizations. The clinical leadership of each center is actively engaged in improving nursing competencies and communication skills, developing specific clinical programs to address acute care needs that may arise on site and working collaboratively with the medical community to coordinate monitoring and treatment.

Substantially all of our nursing centers are certified to provide services under the Medicare and Medicaid programs. Our nursing centers have been certified because the quality of our services, accommodations, equipment, safety, personnel, physical environment and policies and procedures meet or exceed the standards of certification set by those programs.

We operate transitional care units at 13 of our nursing centers. These units within our nursing centers typically consist of 20 to 50 beds offering skilled nursing services and provide a range of rehabilitation services including physical, occupational and speech therapy to patients recovering from a variety of surgical procedures as well as medical conditions such as stroke and cardiac and respiratory ailments. Our transitional care units enhance our ability to care for the higher acuity short-term patients typically associated with Medicare, Medicare Advantage and commercial insurance payors.

Our nursing center division also manages seven hospital-based sub-acute units (244 licensed beds) in five states. These units, co-located within TC hospitals owned and operated by our hospital division, typically consist of 20 to 50 beds offering skilled nursing services and provide a range of rehabilitation services including physical, occupational, speech and ventilator or other respiratory therapy to patients recovering from a variety of surgical procedures as well as medical conditions such as stroke and cardiac ailments. Our nursing center division also manages five sub-acute units (237 licensed beds) in California for an unaffiliated company. These five sub-acute units are certified as either hospital-based or nursing center sub-acute units, and specialize in providing respiratory and ventilator therapy.

Several of our nursing centers provide higher level clinical services focused primarily upon patients arriving for recovery, recuperation and rehabilitation. We refer to these patients as transitional care patients and the nursing centers capable of providing these higher intensity clinical services as transitional care centers. We currently classify 48 of our nursing centers as transitional care centers. These transitional care patients are typically associated with Medicare, Medicare Advantage and commercial insurance payors.

At a number of our nursing centers, we offer specialized programs for residents with Alzheimer’s disease and other dementias through our Reflections units. We have developed specific certification criteria for these units. These units are operated by teams of professionals that are dedicated to addressing the unique problems experienced by residents with Alzheimer’s disease or other dementias. We believe that we are a leading provider of nursing care to residents with Alzheimer’s disease and dementia based upon the specialization and size of our program.

Selected Nursing Center Division Operating Data

The following table sets forth certain operating and financial data for the nursing center division (dollars in thousands, except statistics):

	Year ended December 31,
	2013	2012	2011
Revenues	$1,089,760	$1,092,416	$1,107,976
Operating income	$135,362	$141,258	$155,672
Facilities in operation at end of period:
Nursing centers:
Owned or leased	96	96	97
Managed	4	4	4
Assisted living facilities	6	6	6
Licensed beds at end of period:
Nursing centers:
Owned or leased	12,153	12,153	12,159
Managed	485	485	485
Assisted living facilities	341	341	413
Patient days (a)	3,804,676	3,914,321	3,971,758
Revenues per patient day (a)	$287	$279	$279
Average daily census (a)	10,424	10,695	10,882
Admissions (a)	41,442	41,917	41,080
Occupancy % (a)	81.4	83.3	84.8
Medicare average length of stay (a,b)	31.0	31.0	31.9
Annualized employee turnover %	42.8	39.6	37.9
Assets at end of period	$552,336	$626,016	$644,553
Capital expenditures:
Routine	$23,023	$20,764	$34,304
Development	7	8,057	19,167

(a)	Excludes managed facilities.
(b)	Computed by dividing total Medicare discharge patient days by total Medicare discharges.

Sources of Nursing Center Revenues

Nursing center revenues are derived principally from the Medicare and Medicaid programs and private and other payors. Consistent with the nursing center industry, changes in the mix of the patient and resident population among these categories significantly affect the profitability of our nursing center operations. Although higher acuity patients generally produce the most revenue per patient day, profitability with respect to higher acuity patients is impacted by the costs associated with the higher level of nursing care and other services generally required. In addition, these patients usually have a significantly shorter length of stay.

The following table sets forth the approximate percentages of nursing center patient days and revenues derived from the payor sources indicated:

	Medicare		Medicaid		Medicare Advantage		Private and other
Year ended December 31,	Patient days	Revenues	Patient days	Revenues	Patient days	Revenues	Patient days	Revenues
2013	17%	34%	55%	37%	5%	8%	23%	21%
2012	18	35	54	36	5	8	23	21
2011	18	38	54	35	5	7	23	20

For the year ended December 31, 2013, revenues of the nursing center division totaled approximately $1.1 billion or 21% of our total revenues (before eliminations). For more information regarding the reimbursement for our nursing center services, see “– Governmental Regulation – Nursing Center Division – Overview of Nursing Center Division Reimbursement.”

Nursing Center Facilities

The following table lists by state the number of nursing centers and assisted living facilities and related licensed beds we operated as of December 31, 2013:

		Number of facilities
State	Licensed beds	Owned by us	Leased from Ventas (2)	Leased from other parties	Managed	Total
Alabama (1)	135	–	–	1	–	1
Arizona	100	–	–	1	–	1
California	2,211	5	5	9	–	19
Colorado	108	–	1	–	–	1
Connecticut (1)	108	–	1	–	–	1
Georgia (1)	162	–	1	–	–	1
Idaho	584	1	6	–	–	7
Indiana	2,337	7	8	1	–	16
Kentucky (1)	319	2	1	–	–	3
Maine	102	–	–	2	–	2
Massachusetts (1)	2,313	1	4	11	3	19
Montana (1)	276	–	2	–	–	2
New Hampshire (1)	290	–	1	–	–	1
North Carolina (1)	309	–	3	–	–	3
Ohio (1)	979	7	–	–	–	7
Tennessee (1)	668	2	–	3	–	5
Texas	405	3	–	–	–	3
Utah	193	–	2	–	–	2
Vermont (1)	294	–	1	–	1	2
Virginia (1)	432	–	3	–	–	3
Washington (1)	268	–	3	–	–	3
Wisconsin (1)	97	–	–	1	–	1
Wyoming	289	–	3	–	–	3
Totals	12,979	28	45	29	4	106

(1)	These states have certificate of need regulations. See “– Governmental Regulation – Federal, State and Local Regulations.”
(2)	See “– Master Lease Agreements.” These totals do not include the 2013 Expiring Facilities.

Nursing Center Division Management and Operations

Each of our nursing centers is managed by a state-licensed executive director who is supported by other professional personnel, including, but not limited to, a director of nursing, nursing assistants, licensed practical nurses, staff development coordinator, activities director, social services director, clinical liaisons, admissions coordinator and business office manager. The directors of nursing are state-licensed nurses who supervise our nursing staffs that include but are not limited to, registered nurses, licensed practical nurses and nursing assistants. Staff size and composition vary depending on the size and occupancy of each nursing center, the types of services provided and the acuity level of the patients and residents. The nursing centers contract with physicians who provide medical director services and serve on performance improvement committees. We provide our nursing centers with centralized administrative services in the areas of information systems, reimbursement guidance, state licensing, care management, dietary and nutrition services, and Medicare and Medicaid certification and maintenance support, as well as legal, finance, accounting, purchasing, human resources management and facilities management support. The centralization of these services improves operating efficiencies, promotes the standardization of certain processes and permits our healthcare staff to focus on the delivery of quality care.

Our nursing center division is managed by a division president and a chief financial officer. Our nursing center operations are divided into two geographic regions, each of which is headed by an operational executive vice president. These two operational executive vice presidents report to the division president. The clinical issues and quality concerns of the nursing center division are overseen by the division’s chief medical officer and senior vice president of clinical operations with assistance from our regional and district teams. The sales and marketing efforts for the division are led by district and regional sales leaders, who in turn report to our senior vice president of enterprise sales.

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

Regional and district nursing professionals visit our nursing centers periodically to review practices and recommend improvements where necessary in the level of care provided and to ensure compliance with requirements under applicable Medicare and Medicaid regulations. Surveys of residents’ families are conducted on a regular basis and provide an opportunity for families to rate various aspects of our service and the physical condition of our nursing centers. These surveys are reviewed by performance improvement committees at each nursing center to promote and improve resident care and safety.

The nursing center division provides training programs for nursing center executive directors, business office and other department managers, nurses and nursing assistants. These programs are designed to maintain high levels of quality patient and resident care, with an orientation towards federal and state regulatory compliance.

Nursing Center Division Competition

Our nursing centers compete with other nursing centers and similar long-term care facilities primarily on the basis of quality of care, reputation, location and physical appearance and, in the case of private payment residents, the charges for our services. Our nursing centers also compete on a local and regional basis with other facilities providing similar services, including hospitals, extended care centers, assisted living facilities, home health agencies and similar institutions. Some competitors may operate newer facilities and may provide services that we do not offer. Our competitors include government-owned, religious organization-owned, secular not-for-profit and for-profit institutions. Many of these competitors have greater financial and other resources than we do. Although there is limited, if any, price competition with respect to Medicare and Medicaid residents (since revenues received for services provided to these residents are generally based on pre-established rates), there is substantial price competition for private payment residents.

REHABILITATION DIVISION

Our rehabilitation division provides rehabilitation services, including physical and occupational therapies and speech pathology services, to residents and patients of nursing centers, acute and LTAC hospitals, outpatient clinics, home health agencies, assisted living facilities, school districts and hospice providers under the name “RehabCare.” We are organized into two reportable operating segments: skilled nursing rehabilitation services (SRS) and hospital rehabilitation services (HRS). Our SRS operations provide contract therapy services primarily to freestanding nursing centers. As of December 31, 2013, our SRS segment provided rehabilitative services to 1,806 nursing centers in 45 states. Our HRS operations provide program management and therapy services on an inpatient basis in hospital-based inpatient rehabilitation units, LTAC hospitals, sub-acute (or skilled nursing) units, as well as on an outpatient basis to hospital-based and other satellite programs. As of December 31, 2013, our HRS segment operated 104 hospital-based inpatient rehabilitation units and provided rehabilitation services in 121 LTAC hospitals,10 sub-acute (or skilled nursing) units, and 144 outpatient clinics.

SRS Operations

Our SRS operations involve therapy management services provided primarily to freestanding nursing centers allowing our customers to fulfill their continuing need for therapists on a full-time or part-time basis without the need to hire and retain full-time staff. As of December 31, 2013, SRS managed 1,806 contract therapy programs. We are the largest contract therapy company in the United States based upon fiscal 2013 revenues of approximately $1.0 billion.

SRS provides specialized rehabilitation programs designed to meet the individual needs of the residents and patients we serve. Our specialized care programs address complex medical needs, such as wound care, pain management, and cognitive retraining, in addition to programs for neurologic, orthopedic, cardiac and pulmonary conditions such as stroke, fractures and other orthopedic conditions. We also provide clinical education and programming which is developed and supported by our clinical experts. These programs are implemented in an effort to ensure that clinical practices support the provision of quality rehabilitation services in accordance with applicable standards of care.

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

Hospital-based inpatient rehabilitation units.    We are a leading operator of hospital-based inpatient rehabilitation units on a contract basis. As of December 31, 2013, we managed or operated 104 hospital-based inpatient rehabilitation units. The hospital-based inpatient rehabilitation units we operate provide high acuity rehabilitation for patients recovering from strokes, orthopedic conditions, traumatic brain injuries and other neurological disease processes. We establish hospital-based inpatient rehabilitation units in acute care hospitals that have vacant space and/or unmet rehabilitation needs in their markets. We also work with acute care hospitals that currently operate hospital-based inpatient rehabilitation units to improve the delivery of clinical services to patients by implementing our scheduling, clinical protocol and outcome systems, as well as time management training for existing staff. In the case of acute care hospitals that do not operate hospital-based inpatient rehabilitation units, we review their historical and existing hospital population, as well as the demographics of the geographic region, to determine the optimal size of the proposed hospital-based inpatient rehabilitation units and the potential of the new facility under our management to attract patients and generate revenues sufficient to cover anticipated expenses. Our relationships with these hospitals are customarily in the form of contracts for management services which typically have a term of three to five years.

A hospital-based acute rehabilitation unit within a hospital allows the hospital to offer rehabilitation services to patients who might otherwise be discharged to a setting outside the acute care hospital, thus improving the hospital’s ability to provide a full continuum of care and consistency in clinical services and outcomes. A hospital-based acute rehabilitation unit within a hospital typically consists of 20 beds and is staffed with a program director, a rehabilitation physician or medical director, and clinical staff, which may include a psychologist, physical and occupational therapists, speech/language pathologists, a social worker, a case manager and other appropriate support personnel. Additionally, compliance, clinical education and clinical programming are supported by our clinical compliance experts in an effort to ensure that clinical practices support the provision of quality rehabilitation services.

LTAC hospitals.    We also provide rehabilitation and program management services, including physical and occupational therapies and speech pathology services, to LTAC hospitals. We provide specialized care programs that support patients with complex medical needs, such as wound care, pain management and cognitive deficits, in addition to programs for neurologic, orthopedic, cardiac and pulmonary recovery. As of December 31, 2013, we operated therapy programs in 121 LTAC hospitals. We also provide LTAC hospitals with clinical education and programming supported by our clinical experts in an effort to ensure that clinical practices support the provision of quality rehabilitation services in accordance with applicable standards of care.

Sub-acute units.    As of December 31, 2013, we managed therapy programs in 10 sub-acute (or skilled nursing) units. These hospital-based units provide lower intensity rehabilitation for medically complex patients. Patients’ diagnoses cover approximately 60 clinical conditions, including stroke, post-surgical conditions, pulmonary disease, cancer, congestive heart failure, burns and wounds. These sub-acute units enable patients to remain in a hospital setting where emergency medical needs can be met quickly as opposed to having to be transported from a nursing center. These types of units are typically located within the acute care hospital and are separately licensed or under the hospital’s license as permitted by applicable laws. The hospital benefits by retaining patients who otherwise would be discharged to another setting and by utilizing idle space.

Outpatient therapy programs.    We also manage or operate outpatient therapy programs that provide therapy services to patients with a variety of orthopedic and neurological conditions that may be related to work or sports injuries. As of December 31, 2013, we managed or operated 144 hospital-based and satellite outpatient therapy programs. An outpatient therapy program complements the hospital’s occupational medicine initiatives and allows therapy to be continued for patients discharged from inpatient rehabilitation facilities and medical/surgical beds. An outpatient therapy program also attracts patients into the hospital and is operated either on the hospital’s campus or in satellite locations controlled by the hospital.

We believe our management of outpatient therapy programs enables the efficient delivery of therapy services through our scheduling, clinical protocol and outcome systems, as well as through time management training for our therapy personnel. We also provide our customers with guidance on compliance and quality assurance objectives.

Selected Rehabilitation Division Operating Data

The following table sets forth certain operating and financial data for the rehabilitation division (dollars in thousands, except statistics):

	Year ended December 31,
	2013	2012	2011
SRS:
Revenues	$991,790	$1,003,002	$762,128
Operating income	$36,696	$67,960	$49,833
Revenue mix %:
Company-operated	12	11	14
Non-affiliated	88	89	86
Sites of service (at end of period)	1,806	1,726	1,774
Revenue per site	$565,883	$580,357	$535,398
Therapist productivity %	80.2	80.4	80.4
Assets at end of period	$339,103	$336,445	$426,529
Routine capital expenditures	$2,608	$2,274	$1,700

	Year ended December 31,
	2013	2012	2011
HRS:
Revenues	$286,613	$293,580	$200,824
Operating income	$73,925	$69,745	$43,731
Revenue mix %:
Company-operated	33	33	37
Non-affiliated	67	67	63
Sites of service (at end of period):
Inpatient rehabilitation units	104	105	102
LTAC hospitals	121	123	115
Sub-acute units	10	21	25
Outpatient units	144	119	115
Other	–	5	8
	379	373	365
Revenue per site	$831,914	$799,585	$783,412
Assets at end of period	$348,968	$340,668	$347,491
Routine capital expenditures	$273	$348	$238
Annualized employee turnover % (SRS and HRS combined)	13.7	16.9	16.5

“Therapist productivity %” is computed by dividing labor minutes related to patient care by total labor minutes for the period.

Sources of Rehabilitation Division Revenues

Our rehabilitation division receives payment for the rehabilitation and program management services it provides to residents, patients and customers. The basis for payment varies depending upon the type of service provided. Customers in the SRS segment generally pay on the basis of a negotiated patient per diem rate or a negotiated fee schedule based upon the type of service rendered. In the HRS segment, our hospital-based acute rehabilitation unit customers generally pay us on the basis of a negotiated fee per discharge. Our LTAC hospital customers pay based upon a negotiated per patient day rate. Our sub-acute rehabilitation customers pay based upon a flat monthly fee or a negotiated fee per patient day. Our outpatient therapy clients typically pay on the basis of a negotiated fee per unit of service. For the year ended December 31, 2013, revenues of the SRS segment totaled approximately $1.0 billion or 19% of our total revenues (before eliminations). For the year ended December 31, 2013, revenues of the HRS segment totaled approximately $287 million or 6% of our total revenues (before eliminations). Approximately 16% of our rehabilitation division revenues (before eliminations) in 2013 were generated from services provided to hospitals and nursing centers that we operated.

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

Geographic Coverage

The following table lists by state the number of SRS contracts we serviced as of December 31, 2013:

State	Company- operated	Non-affiliated	Total
Alabama	2	8	10
Arizona	2	6	8
Arkansas	–	5	5
California	20	49	69
Colorado	7	35	42
Connecticut	4	7	11
Delaware	–	1	1
Florida	–	51	51
Georgia	2	9	11
Idaho	7	3	10
Illinois	2	249	251
Indiana	13	29	42
Iowa	–	27	27
Kansas	–	63	63
Kentucky	10	35	45
Louisiana	–	6	6
Maine	1	25	26
Maryland	–	45	45
Massachusetts	33	28	61
Michigan	–	33	33
Minnesota	–	60	60
Missouri	–	257	257
Montana	2	4	6
Nebraska	–	4	4
Nevada	–	3	3
New Hampshire	2	2	4
New Jersey	–	3	3
New Mexico	–	5	5
New York	–	22	22
North Carolina	14	61	75
North Dakota	–	4	4
Ohio	11	54	65
Oklahoma	–	21	21
Oregon	1	2	3
Pennsylvania	1	69	70
Rhode Island	2	2	4
South Carolina	–	5	5
Tennessee	6	39	45
Texas	7	192	199
Utah	2	–	2
Vermont	2	3	5
Virginia	3	39	42
Washington	5	16	21
Wisconsin	9	52	61
Wyoming	3	–	3
Totals	173	1,633	1,806

The following table lists by state the number of HRS contracts we serviced as of December 31, 2013:

State	Hospital- based inpatient rehab units	LTAC hospitals	Sub-acute units	Outpatient units	Total
Arizona	–	3	–	–	3
Arkansas	7	–	1	12	20
California	10	16	–	–	26
Colorado	1	2	–	5	8
Delaware	1	–	–	–	1
Florida	–	10	–	5	15
Georgia	4	2	2	–	8
Illinois	7	6	–	7	20
Indiana	7	6	–	7	20
Iowa	4	–	–	2	6
Kansas	4	–	–	3	7
Kentucky	–	2	–	–	2
Louisiana	6	2	1	16	25
Massachusetts	1	6	–	3	10
Michigan	8	2	–	4	14
Minnesota	2	–	–	–	2
Mississippi	5	–	–	7	12
Missouri	6	4	1	7	18
Nevada	–	3	–	1	4
New Jersey	–	2	1	8	11
New Mexico	–	1	–	–	1
New York	–	–	–	10	10
North Carolina	–	1	–	4	5
North Dakota	1	2	–	–	3
Ohio	6	7	1	17	31
Oklahoma	3	3	–	–	6
Pennsylvania	7	8	2	4	21
Puerto Rico	1	–	–	–	1
Rhode Island	1	–	–	2	3
South Carolina	1	1	–	4	6
Tennessee	3	1	–	–	4
Texas	6	27	–	13	46
Virginia	–	1	–	–	1
Washington	1	2	–	1	4
West Virginia	–	–	–	2	2
Wisconsin	–	1	–	–	1
Wyoming	1	–	1	–	2
Totals	104	121	10	144	379

Sales and Marketing

The rehabilitation division’s sales and marketing efforts are tailored to each of its operating segments. SRS primarily focuses on the outsourcing needs of freestanding skilled nursing facilities, while HRS focuses on the provision of therapy services to IRFs and therapy program management for hospitals. Both SRS and HRS emphasize the broad range of rehabilitation programs, clinical expertise, and competitive pricing that we provide. SRS’s new business efforts are led by a divisional vice president of business development and eight directors of business development in geographically defined regions. HRS’s new business efforts are led by a divisional vice president of business development and four directors of business development in geographically defined regions.

Rehabilitation Division Management and Operations

A division president and a chief financial officer manage our rehabilitation division. Our operations are divided between the SRS and HRS lines of business. The SRS segment is divided into two geographic areas led by senior vice presidents who report to the division senior vice president. These senior vice presidents have six regional vice presidents reporting to them. The HRS segment is led by a senior vice president who reports to the division president. Our HRS operations are led by a division vice president of operations who manages six regional vice presidents. In both the SRS and HRS segments, area directors of operations report to the regional vice presidents. Each area director of operations is responsible for the overall management of 15 to 30 on-site program directors. Each of our rehabilitation customers has an on-site program director responsible for managing the therapy operations at such facility. There are two senior vice presidents of clinical operations that manage the clinical education for our therapists and implement quality care initiatives.

We provide our program staff with centralized administrative services in the areas of information systems, clinical operations, regulatory compliance, reimbursement guidance, professional licensing support, as well as legal, finance, accounting, purchasing, recruiting and human resources management support. The centralization of these services improves operating efficiencies, promotes the standardization of certain processes and permits program staff to focus on the delivery of quality, medically necessary rehabilitation services.

Rehabilitation Division Competition

In the geographic markets that we serve, there are national, regional and local rehabilitation services providers that offer rehabilitation services comparable to ours. A number of our competitors may have greater financial and other resources than we do, may be more established in the markets in which we compete and may be willing to provide services at lower prices. In addition, a number of nursing centers and hospitals may elect not to outsource rehabilitation services thereby reducing our potential customer base. While there are several large rehabilitation providers, the market generally is highly fragmented and is primarily comprised of smaller independent providers.

We believe our rehabilitation division generally competes based upon its reputation for providing quality rehabilitation services, state of the art therapy programs, qualified therapists, competitive pricing, outcome management and technology systems.

CARE MANAGEMENT DIVISION

On August 1, 2013, we announced the creation of our care management division, which includes within its scope the activities and services formerly provided and reported under our home health and hospice division. Our care management division primarily provides home health, hospice and private duty services, typically using the name “Kindred at Home,” to patients in a variety of settings, including homes, nursing centers and other residential settings. We established the care management division to continue to grow our home care and hospice business and to test and develop new service delivery and payment models. While minor in scope at this time, we intend to use our care management division to develop (1) physician coverage across sites of service, (2) care manager roles to smooth care transitions, (3) information sharing and technology connectivity, (4) patient placement tools, and (5) condition-specific clinical programs and outcome measures. As of December 31, 2013, our care management division operated 159 locations in the states of Arizona, California, Colorado, Florida, Illinois, Indiana, Louisiana, Massachusetts, Nevada, Ohio, Texas, Utah and Virginia. The care management division generated revenues of approximately $225 million in 2013 or 5% of our total revenues (before eliminations).

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

In key markets, we also provide physician services focused on delivering primary and urgent care to patients in home-based settings such as assisted living facilities, independent living facilities and homes, as well as care transition managers to follow patients with specific diagnoses and/or risk factors through the entire care continuum.

Selected Care Management Division Operating Data

The following table sets forth certain operating and financial data for the care management division (dollars in thousands, except statistics):

	Year ended December 31,
	2013	2012	2011
Revenues	$224,927	$143,340	$60,736
Operating income	$9,963	$13,708	$3,103
Locations (at end of period)	159	101	51
Annualized employee turnover %	38.0	29.5	32.4
Assets at end of period	$244,123	$202,156	$104,374
Capital expenditures:
Routine	$1,523	$1,616	$164
Development	–	–	1,167
Sources of Care Management Division Revenues

Care management division revenues are derived principally from the Medicare and Medicaid programs, private insurers and private pay patients. Medicare reimburses both home health and hospice services under prospective payment systems, which are subject to numerous qualifications, standards and adjustments. Medicaid reimburses home health and hospice service providers using a number of state specific systems. We often negotiate contract rates of reimbursement with private insurers.

The following table sets forth the approximate percentages of care management division revenues derived from the payor sources indicated:

Year ended December 31,	Medicare	Medicaid	Private insurance	Private pay
2013	70%	9%	5%	16%
2012	67	9	3	21
2011	69	9	6	16

For more information regarding the reimbursement of our care management division, see “– Governmental Regulation – Care Management Division – Overview of Care Management Division Reimbursement.”

Care Management Division Management and Operations

The care management division is headed by a president, overseeing a chief financial officer, a senior vice president of quality integrated care, two physician vice presidents of medical development and medical affairs, respectively, a chief operating officer and a chief clinical officer with respect to home health and hospice activities, and a vice president for each of the four geographic regions of the care management division. In addition, the care management division has division level compliance, clinical services, finance, operations and human resources executives. The sales and marketing efforts for the care management division are led by three divisional vice presidents, who in turn report to our senior vice president of enterprise sales.

We provide our care management division with centralized administrative support in the areas of information systems, reimbursement guidance, licensing support as well as legal, finance, accounting, purchasing and human resources management. The centralization of these services improves operating efficiencies, promotes standardization of processes and enables our healthcare professionals to focus on delivering quality care to our patients.

Care Management Division Competition

Our care management division operates in a highly competitive and significantly fragmented industry. Our competitors include relatively large providers of home health and hospice services, both for profit and non-profit and smaller independent local operators. There often are no significant barriers to entry in many of the markets in which our care management division operates and new providers of home health and/or hospice services may enter into our current and future markets. Many of our competitors may have greater financial and other resources than we do.

Although there is limited, if any, price competition with respect to Medicare and Medicaid patients (since revenues received for services provided to these patients are based generally on fixed rates), there is substantial price competition for private payment patients. We believe our care management division competes based upon its reputation for providing quality services, competitive prices and for being consistently responsive to the needs of our patients and their families and physicians.

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

We could be affected adversely by the continuing efforts of governmental and private third party payors to contain healthcare costs. We cannot assure you that reimbursement payments under governmental and private third party payor programs, including Medicare supplemental insurance policies, will remain at levels comparable to present levels or will be sufficient to cover the costs allocable to patients eligible for reimbursement pursuant to these programs. Medicare reimbursement in LTAC hospitals, IRFs, nursing centers, home health and hospice is subject to fixed payments under the Medicare prospective payment systems. In accordance with Medicare laws, CMS makes annual adjustments to Medicare payment rates in many prospective payment systems under what is commonly known as a “market basket update.” Each year, the Medicare Payment Advisory Commission, a commission chartered by Congress to advise it on Medicare payment issues (“MedPAC”), makes payment policy recommendations to Congress for a variety of Medicare payment systems. Congress is not obligated to adopt MedPAC recommendations, and, based upon outcomes in previous years, there can be no assurance that Congress will adopt MedPAC’s recommendations in a given year. Medicaid reimbursement rates in many states in which we operate nursing centers also are based upon fixed payment systems. Generally, these rates are adjusted annually for inflation. However, these adjustments may not reflect the actual increase in the costs of providing healthcare services. In addition, Medicaid reimbursement can be impacted negatively by state budgetary pressures, which may lead to reduced reimbursement or delays in receiving payments. Moreover, we cannot assure you that the facilities operated by us, or the provision of goods and services offered by us, will meet the requirements for participation in such programs.

The Patient Protection and Affordable Care Act and the Healthcare Education and Reconciliation Act

Various healthcare reform provisions became law upon enactment of the Patient Protection and Affordable Care Act (enacted on March 23, 2010) and the Healthcare Education and Reconciliation Act (enacted on March 30, 2010) (which we refer to as the ACA). The reforms contained in the ACA have affected each of our businesses in some manner and are directed in large part at increased quality and cost reductions. Several of the reforms are very significant and could ultimately change the nature of our services, the methods of payment for our services and the underlying regulatory environment. These reforms include the possible modifications to the conditions of qualification for payment, bundling of payments to cover both acute and post-acute care and the imposition of enrollment limitations on new providers.

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

Recent Regulatory Changes

LTAC Legislation

As part of the Pathway for SGR Reform Act of 2013 enacted on December 26, 2013 (the “SGR Reform Act”), Congress adopted various legislative changes impacting LTAC hospitals (the “LTAC Legislation”). The LTAC Legislation creates new Medicare criteria and payment rules for LTAC hospitals. Under the new criteria, LTAC hospitals treating patients with at least a three-day prior stay in an acute care hospital intensive care unit and patients on prolonged mechanical ventilation admitted from an acute care hospital will continue to receive payment under the Long-Term Acute Care Prospective Payment System (“LTAC PPS”), a prospective payment system specifically for LTAC hospitals. Other patients will continue to have access to LTAC care, whether they are admitted to LTAC hospitals from acute care hospitals or directly from other settings or the community. LTAC hospitals will be paid at a “site-neutral” rate for these patients, based on the lesser of per diem Medicare rates paid for patients with the same diagnoses under the prospective payment system for general short-term acute care hospitals (“IPPS”) or LTAC costs.

The effective date of the new patient criteria is October 1, 2015, followed by a two-year phase-in period tied to each LTAC hospital’s cost reporting period. During the phase-in period, payment for patients receiving the site neutral rate will be based 50% on the current LTAC PPS and 50% on the new site neutral rate. Approximately 70% of our LTAC hospitals have a cost reporting period starting on or after July 1 of each year. Accordingly, the phase-in will not begin for most of our hospitals until after July 1, 2016 and full implementation of the new criteria will not begin until after July 1, 2018.

We continue to analyze Medicare and internal data to estimate the number of our cases that will continue to be paid under the LTAC PPS rate. At this time, we estimate that approximately 40% of our current LTAC patients will be paid at the site neutral rate under the new criteria once it is fully phased-in. The site-neutral payment rates will be based on LTAC costs or a Medicare per diem rate paid for patients with the same diagnoses under IPPS. There can be no assurance that these site neutral payments will not be materially less than the payments currently provided under LTAC PPS.

The additional patient criteria imposed by the LTAC Legislation will reduce the population of patients eligible for LTAC PPS and change the basis upon which we are paid for other patients. These changes could have a material adverse effect on our business, financial position, results of operations and liquidity.

The LTAC Legislation extends the moratorium on the expansion of the “25 Percent Rule” to LTAC hospitals certified prior to October 1, 2004 for four years. LTAC hospitals certified after October 1, 2004 continue to be ineligible for relief from the “25 Percent Rule.” Freestanding LTAC hospitals will not be subject to the “25 Percent Rule” payment adjustment until cost reporting periods beginning on or after July 1, 2016. In addition, for cost reporting periods beginning before October 1, 2016: (1) LTAC hospitals may admit up to 50% of their patients from a co-located hospital and still be paid according to LTAC PPS; and (2) LTAC hospitals that are co-located with an urban single hospital or a hospital that generates more than 25% of the Medicare discharges in a metropolitan statistical area (“MSA Dominant hospital”) may admit up to 75% of their patients from such urban single or MSA Dominant hospital and still be paid according to LTAC PPS. The LTAC Legislation further provides that co-located LTAC hospitals certified on or before September 30, 1995 are exempt from the provisions of the “25 Percent Rule.” The LTAC Legislation also mandates that the Secretary of the Health and Human Services report to Congress by July 1, 2015 on whether the “25 Percent Rule” should continue to be applied.

The LTAC Legislation also will change the 25-day average length of stay requirement for LTAC hospitals. To maintain certification under LTAC PPS, the average length of stay of Medicare patients must be greater than 25 days. Medicare Advantage patients are included with Medicare fee-for-service patients in order to determine compliance with the 25-day average length of stay requirements. Under the LTAC Legislation, the average Medicare 25-day length of stay rule will remain in effect for patients paid for under the new Medicare LTAC payment system. However, for cost reporting periods beginning on or after October 1, 2015, the 25-day requirement will not apply to patients receiving the site neutral rate or to Medicare Advantage patients treated in LTAC hospitals.

Beginning in 2020, the LTAC Legislation requires that at least 50% of our patients must be paid under the new LTAC payment system to maintain Medicare certification as a LTAC hospital. Under the new criteria, LTAC hospitals treating patients with at least a three-day prior stay in an acute care hospital intensive care unit and patients on prolonged mechanical ventilation admitted from an acute care hospital will continue to receive payment under LTAC PPS.

The failure of one or more of our LTAC hospitals to maintain its Medicare certification as a LTAC hospital could have a material adverse effect on our business, financial position, results of operations and liquidity.

The LTAC Legislation also will impose a new moratorium beginning on January 1, 2015 and continuing through September 30, 2017 on the establishment and classification of new LTAC hospitals, LTAC satellite facilities and LTAC beds in existing LTAC hospitals or satellite hospitals. This moratorium will limit our ability to increase LTAC bed capacity, expand into new areas or increase bed capacity in existing markets that we serve.

The Budget Control Act of 2011 and the American Taxpayer Relief Act of 2012

The Budget Control Act of 2011, enacted on August 2, 2011, initiated $1.2 trillion in domestic and defense spending reductions automatically on February 1, 2013, split evenly between domestic and defense spending. Payments to Medicare providers are subject to these automatic spending reductions, subject to a 2% cap. As discussed below, the American Taxpayer Relief Act of 2012 (the “Taxpayer Relief Act”) subsequently delayed by two months the automatic budget sequestration cuts established by the Budget Control Act of 2011. The automatic 2% reduction on each claim submitted to Medicare began on April 1, 2013.

The Taxpayer Relief Act was enacted on January 2, 2013. This Act delayed by two months the automatic budget sequestration cuts established by the Budget Control Act of 2011. The Taxpayer Relief Act also: (1) reduced Medicare payments by an additional 25% for subsequent procedures when multiple therapy services are provided on the same day; (2) extended the Medicare Part B outpatient therapy cap exception process to December 31, 2013; (3) suspended until December 31, 2013 the sustainable growth rate adjustment (“SGR”) reduction applicable to the Medicare Physician Fee Schedule (“MPFS”) for certain services provided under Medicare Part B; and (4) increased the statute of limitations to recover Medicare overpayments from three years to five years. We believe that the new rules related to multiple therapy services will reduce the Company’s Medicare revenues by $25 million to $30 million on an annual basis.

The SGR Reform Act subsequently modified the Budget Control Act of 2011 and the Taxpayer Relief Act by (1) extending the Medicare Part B outpatient therapy cap exception process to March 31, 2014; and (2) suspending until March 31, 2014 the SGR reduction applicable to the MPFS for certain services provided under Medicare Part B.

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

The Anti-Kickback Statute, Section 1128B of the Social Security Act (the “Anti-Kickback Statute”) prohibits the knowing and willful offer, payment, solicitation or receipt of any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce the referral of an individual, in return for recommending, or to arrange for, the referral of an individual for any item or service payable under any federal healthcare program, including Medicare or Medicaid. The U.S. Department of Health and Human Services Office of Inspector General (“OIG”) has issued regulations that create “safe harbors” for certain conduct and business relationships that are deemed protected under the Anti-Kickback Statute. In order to receive safe harbor protection, all of the requirements of a safe harbor must be met. The fact that a given business arrangement does not fall within one of these safe harbors, however, does not render the arrangement per se illegal. Business arrangements of healthcare service providers that fail to satisfy the applicable safe harbor criteria, if investigated, will be evaluated based upon all facts and circumstances and risk increased scrutiny and possible sanctions by enforcement authorities. The Anti-Kickback Statute is a criminal statute, with penalties of up to $25,000, up to five years in prison, or both. The OIG can pursue a civil claim for violation of the Anti-Kickback Statute under the Civil Monetary Penalty Statute of up to $50,000 per claim and up to three times the amount received from the government for the items or services. We believe that business practices of providers and financial relationships between providers have become subject to increased scrutiny as healthcare reform efforts continue on the federal and state levels. State Medicaid programs are required to enact an anti-kickback statute. Many states have adopted or are considering similar legislative proposals, some of which extend beyond the Medicaid program, to prohibit the payment or receipt of remuneration for the referral of patients regardless of the source of payment for the care.

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

The International Classification of Diseases (“ICD”) is a classification system for diseases and signs, symptoms, abnormal findings, complaints, social circumstances and external causes of injury or diseases, promulgated by the World Health Organization. The Secretary of the U.S. Department of Health and Human Services (“HHS”) initially mandated that healthcare payors and providers and their vendors must convert from the current ICD-9 coding system to the materially different ICD-10 coding system by October 1, 2013. HHS subsequently announced its intent to delay the conversion date by one year to October 1, 2014. ICD-10 is the first major change in diagnosis and procedure coding in three decades.

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

The HIPAA privacy regulations apply to “protected health information,” which is defined generally as individually identifiable health information transmitted or maintained in any form or medium, excluding certain types of records such as educational records. The privacy regulations seek to limit the use and disclosure of most paper and oral communications, as well as those in electronic form, regarding an individual’s past, present or future physical or mental health or condition, or relating to the provision of healthcare to the individual or payment for that healthcare, if the individual can or may be identified by such information. HIPAA provides for the imposition of civil and/or criminal penalties if protected health information is improperly used or disclosed.

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

The Health Information Technology for Economic and Clinical Health Act, commonly known as the “HITECH Act,” was passed in 2009 and instituted new HIPAA requirements regarding providing individuals with notification of breaches of their unsecured protected health information and reporting to the media of violations involving more than 500 individuals in a single jurisdiction, as well as immediate reporting to HHS of any violation involving 500 individuals or more for publication on the HHS website. The HITECH Act also imposed new requirements on HIPAA business associates and strengthened HIPAA enforcement provisions, including civil monetary penalty amounts. On January 25, 2013, HHS published a final omnibus regulation implementing the changes under the HITECH Act. The compliance date for most of the provisions in the final regulation began September 23, 2013.

We believe we are in substantial compliance with the HIPAA regulations. We cannot assure you that potential non-compliance by us with HIPAA regulations will not have a material adverse effect on our business, financial position, results of operations and liquidity.

Certificates of need and state licensing.    Certificate of need, or CON, regulations control the development and expansion of healthcare services and facilities in certain states. Certain states also require regulatory approval prior to certain changes in ownership of a hospital or nursing center. Certain states that do not have CON programs may have other laws or regulations that limit or restrict the development or expansion of healthcare facilities. We operate hospitals in 11 states, nursing centers in 14 states and hospice agencies in one state that require prior approval under CON programs for the development or expansion of our facilities and services. To the extent that CONs or other similar approvals are required for development or expansion of the operations of our hospitals, nursing centers or other services, either through facility development, acquisitions, expansion or provision of new services or other changes, such development or expansion could be affected adversely by the failure or inability to obtain the necessary approvals, changes in the standards applicable to such approvals or possible delays and expenses associated with obtaining such approvals.

We are required to obtain state licenses to operate each of our hospitals and nursing centers and to ensure their participation in government programs. Some states require similar licenses for home health and hospice operations. Once a hospital or nursing center becomes licensed and operational, it must continue to comply with federal, state and local licensing requirements in addition to local building and life-safety codes. All of our hospitals, nursing centers and home health and hospice operations have the necessary licenses. Failure of our hospitals, nursing centers and home health and hospice operations to satisfy applicable licensure and certification requirements could have a material adverse effect on our business, financial position, results of operations and liquidity.

Hospital division

General regulations.    The hospital division is subject to various federal and state regulations. In order to receive Medicare reimbursement, each hospital must meet the applicable conditions of participation set forth by HHS relating to the type of hospital, its equipment, personnel and standard of medical care, as well as comply with state and local laws and regulations. We have developed a management system to facilitate our compliance with these various standards and requirements. Among other things, each hospital employs a person who is responsible for leading an ongoing quality assessment and improvement program. Hospitals undergo periodic on-site Medicare certification surveys, which generally are limited in frequency if the hospital is accredited by the Joint Commission or the AOA, national organizations that establish standards relating to the physical plant, administration, quality of patient care and operation of medical staffs of hospitals. As of December 31, 2013, 100 TC hospitals operated by the hospital division were certified as a Medicare LTAC provider (with certification pending for one TC hospital) and five hospitals were certified as an IRF provider. In addition, 97 of our hospitals also were certified by their respective state Medicaid programs. Loss of certification could adversely affect a hospital’s ability to receive payments from the Medicare and Medicaid programs.

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

Ten of our TC hospitals are owned in part by physician investors. Under amendments to the Stark Law passed in the ACA, the percentage of physician ownership in a hospital to which the physician investors refer Medicare or Medicaid patients may not increase and these hospitals may not expand their bed capacity or number of operating rooms or procedure rooms except for certain hospitals that meet stated requirements and receive permission from CMS.

Accreditation by the Joint Commission or the AOA.    Hospitals may receive accreditation from the Joint Commission or the AOA. With respect to accreditation by the Joint Commission, hospitals and certain other healthcare facilities are generally required to have been in operation at least four months in order to be eligible. After conducting on-site surveys, the Joint Commission awards accreditation for up to three years to hospitals found to be in substantial compliance with Joint Commission standards. Accredited hospitals also are periodically resurveyed, at the option of the Joint Commission, upon a major change in facilities or organization and after merger or consolidation. With respect to the AOA, the accreditation process includes an in-depth review of both open and closed patient records, as well as on-site surveys, including direct observation of the care being provided. As of December 31, 2013, all of the TC hospitals and IRFs operated by the hospital division were accredited by either the Joint Commission or the AOA or were in the process of seeking accreditation. The hospital division intends to seek and obtain Joint Commission or AOA accreditation for any additional hospitals it may operate in the future.

Peer review.    Federal regulations provide that admission to and utilization of hospitals by Medicare and Medicaid patients must be reviewed by peer review organizations or quality improvement organizations in order to ensure efficient utilization of hospitals and services. A quality improvement organization may conduct such review either prospectively or retrospectively and may, as appropriate, recommend denial of payments for services provided to a patient. The review is subject to administrative and judicial appeals. Each of the hospitals operated by our hospital division employs a clinical professional to administer the hospital’s integrated quality assurance and improvement program. Although intensifying, denials by third party utilization review organizations historically have not had a material adverse effect on the hospital division’s operating results.

Overview of hospital division reimbursement

Medicare reimbursement of short-term acute care hospitals – Medicare reimburses general short-term acute care hospitals under IPPS. Under IPPS, Medicare inpatient costs are reimbursed based upon a fixed payment amount per discharge using medical severity diagnostic related groups (“MS-DRGs”). The MS-DRG payment under IPPS is based upon the national average cost of treating a Medicare patient’s condition adjusted for regional wage variations. Although the average length of stay varies for each MS-DRG, we believe that the average stay for all Medicare patients subject to IPPS is approximately five days. An additional outlier payment is made for patients with higher treatment costs but these payments are designed only to cover marginal costs. Hospitals that are certified by Medicare as LTAC hospitals and IRFs are excluded from IPPS.

Medicare reimbursement of LTAC hospitals – Since October 2002, the Medicare payment system for LTAC hospitals has been based upon LTAC PPS, a prospective payment system specifically for LTAC hospitals. LTAC PPS maintains long-term acute care hospitals as a distinct provider type, separate from short-term acute care hospitals. Only providers certified as LTAC hospitals may be paid under this system. As of December 31, 2013, 100 of our TC hospitals are certified as LTAC hospitals (with certification pending for one TC hospital). To maintain certification under LTAC PPS, the average length of stay of Medicare patients must be greater than 25 days. Medicare Advantage patients are included with Medicare fee-for-service patients in order to determine compliance with the 25-day average length of stay requirement. Under the LTAC Legislation, the average Medicare 25-day length of stay rule will remain in effect for patients paid for under the new Medicare LTAC payment system. However, for cost reporting periods beginning on or after October 1, 2015, the 25-day requirement will not apply to patients receiving the site neutral rate or to Medicare Advantage patients treated in LTAC hospitals.

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

LTAC PPS provides for an adjustment for differences in area wages resulting from salary and benefit variations. There also are additional rules for payment for patients who are transferred from a LTAC hospital to another healthcare setting and are subsequently readmitted to the LTAC hospital. The LTAC PPS payment rates also are subject to annual adjustments.

LTAC Criteria.    The LTAC Legislation creates new Medicare criteria and payment rules for LTAC hospitals. Under the new criteria, LTAC hospitals treating patients with at least a three-day prior stay in an acute care hospital intensive care unit and LTAC patients on prolonged mechanical ventilation admitted from an acute care hospital will continue to receive payment under LTAC PPS. Other patients will continue to have access to LTAC care, whether they are admitted to LTAC hospitals from acute care hospitals or directly from other settings or the community. LTAC hospitals will be paid at a “site-neutral” rate for these patients, based on the lesser of per diem Medicare rates paid for patients with the same diagnoses under IPPS or LTAC costs.

The effective date of the new patient criteria is October 1, 2015, followed by a two-year phase-in period tied to each LTAC hospital’s cost reporting period. During the phase-in period, payment for patients receiving the site neutral rate will be based 50% on the current LTAC PPS and 50% on the new site neutral rate. Approximately 70% of our LTAC hospitals have a cost reporting period starting on or after July 1 of each year. Accordingly, the phase-in will not begin for most of our hospitals until after July 1, 2016 and full implementation of the new criteria will not begin until after July 1, 2018.

We continue to analyze Medicare and internal data to estimate the number of our cases that will continue to be paid under the LTAC PPS rate. At this time, we estimate that approximately 40% of our current LTAC patients will be paid at the site neutral rate under the new criteria once it is fully phased-in. The site-neutral payment rates will be based on the lesser of per diem Medicare rates paid for patients with the same diagnoses under IPPS or LTAC costs. There can be no assurance that these site neutral payments will not be materially less than the payments currently provided under LTAC PPS.

The additional patient criteria imposed by the LTAC Legislation will reduce the population of patients eligible for LTAC services and change the basis upon which we are paid for other patients. These changes could have a material adverse effect on our business, financial position, results of operations and liquidity.

CMS has, for a number of years, considered the development of facility and patient certification criteria for LTAC hospitals. In addition, CMS published preliminary findings regarding patient and facility-level criteria for LTAC hospitals in 2013. Given the LTAC Legislation, it is unclear whether CMS will continue its analysis of LTAC hospital criteria.

Medicare regulations require that when two or more hospital facilities share the same provider number and are considered to be a single hospital, the “remote” or “satellite” facility must meet certain criteria with respect to the “main” facility. These criteria relate largely to demonstrating a high level of integration between the two facilities. If the criteria are not met, each facility would need to meet all Medicare requirements independently, including, for example, the minimum average length of patient stay for LTAC hospital qualification. It is advantageous for certain satellite facilities that may not independently be able to meet these Medicare requirements to maintain provider-based status so that they will be reimbursed under LTAC PPS. If CMS determines that facilities claiming to be provider-based and being reimbursed accordingly do not meet the integration requirements of the regulations, CMS may recover the amount of any excess reimbursements based upon that claimed status. We have several hospitals in which multiple facilities share a Medicare provider number, and the failure of any one or more of them to meet the provider-based status regulations could materially and adversely affect our business, financial position, results of operations and liquidity.

25 Percent Rule.    CMS has regulations governing payments to a LTAC hospital that is a HIH. At December 31, 2013, we operated 22 HIHs with 835 licensed beds. The rules generally limit Medicare payments to the HIH if the Medicare admissions to the HIH from its co-located hospital exceed 25% of the total Medicare discharges for the HIH’s cost reporting period, known as the “25 Percent Rule.” There are limited exceptions for admissions from rural, urban single and a MSA Dominant hospital. Admissions that exceed this “25 Percent Rule” are paid using IPPS. Patients transferred after they have reached the short-term acute care outlier payment status are not counted toward the admission threshold. Patients admitted prior to meeting the admission threshold, as well as Medicare patients admitted from a non co-located hospital, are eligible for the full payment under LTAC PPS. If the HIH’s admissions from the co-located hospital exceed the limit in a cost reporting period, Medicare will pay the lesser of: (1) the amount payable under LTAC PPS; or (2) the amount payable under IPPS, which likely will reduce our revenues for such admissions.

In 2007, CMS issued regulatory changes regarding Medicare reimbursement for LTAC hospitals (the “2007 Final Rule”) which expanded the policy known as the “25 Percent Rule” to all LTAC hospitals, regardless of whether they are a HIH. Under the 2007 Final Rule, all LTAC hospitals were to be paid LTAC PPS rates for admissions from a single referral source up to 25% of aggregate Medicare admissions. Patients reaching high cost outlier status in the short-term hospital were not to be counted when computing the 25% limit. Admissions beyond the 25% threshold were to be paid at a lower amount based upon IPPS rates. However, the SCHIP Extension Act initially placed a three-year moratorium on the expansion of the “25 Percent Rule” to freestanding hospitals. That moratorium was extended to five years by the ACA. This moratorium was further extended for one additional year under the 2012 CMS Rules (as defined below). In addition, the SCHIP Extension Act initially provided for a three-year period during which: (1) LTAC hospitals may admit up to 50% of their patients from their co-located hospitals and still be paid according to LTAC PPS; and (2) LTAC hospitals that are co-located with an urban single hospital or a MSA Dominant hospital may admit up to 75% of their patients from such urban single hospital or MSA Dominant hospital and still be paid according to LTAC PPS. Those periods also were extended to five years under the ACA and for one additional year under the 2012 CMS Rules.

The LTAC Legislation extends the moratorium on the expansion of the “25 Percent Rule” to LTAC hospitals certified prior to October 1, 2004 for four years. LTAC hospitals certified after October 1, 2004 continue to be ineligible for relief from the “25 Percent Rule.” Freestanding LTAC hospitals will not be subject to the “25 Percent Rule” payment adjustment until cost reporting periods beginning on or after July 1, 2016. In addition, for cost reporting periods beginning before October 1, 2016: (1) LTAC hospitals may admit up to 50% of their patients from a co-located hospital and still be paid according to LTAC PPS; and (2) LTAC hospitals that are co-located with an urban single hospital or a MSA Dominant hospital may admit up to 75% of their patients from such urban single or MSA Dominant hospital and still be paid according to LTAC PPS. The LTAC Legislation further provides that co-located LTAC hospitals certified on or before September 30, 1995 are exempt from the provisions of the “25 Percent Rule.” The LTAC Legislation also mandates that the Secretary of the HHS report to Congress by July 1, 2015 on whether the “25 Percent Rule” should continue to be applied.

SCHIP Extension Act; Development Moratoriums.    On December 29, 2007, the SCHIP Extension Act became law. This legislation provided for, among other things: (1) a three-year moratorium on the establishment of new LTAC hospitals or satellite facilities or increases in the number of licensed beds at a LTAC hospital or satellite facility; and (2) a three-year moratorium on the application of a one-time budget neutrality adjustment to payment rates to LTAC hospitals under LTAC PPS.

The ACA extended the moratoriums on the establishment of new LTAC hospitals or satellites and bed increases at LTAC hospitals or satellites, the application of a one-time budget neutrality adjustment to rates, and the payment reductions due to the very short-stay outlier provisions from three years to five years. These moratoriums expired on December 29, 2012. As discussed below, the 2012 CMS Rules began a three-year phase-in of a 3.75% budget neutrality adjustment which reduced LTAC hospital rates by 1.3% in 2013.

The LTAC Legislation will impose a new moratorium beginning on January 1, 2015 and continuing through September 30, 2017 on the establishment and classification of new LTAC hospitals, LTAC satellite facilities and LTAC beds in existing LTAC hospitals or satellite hospitals. This moratorium will limit our ability to increase LTAC bed capacity, expand into new areas or increase bed capacity in existing markets that we serve.

Other recent Medicare rate changes

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

On August 1, 2012, CMS issued final rules (the “2012 CMS Rules”) which, among other things, reduced Medicare reimbursement to our TC hospitals in 2013 and beyond by imposing a budget neutrality adjustment and modifying the short-stay outlier rules. Included in the 2012 CMS Rules are: (1) a market basket increase to the standard federal payment rate of 2.6%; (2) offsets to the standard federal payment rate mandated by the ACA of: (a) 0.7% to account for the effect of a productivity adjustment, and (b) 0.1% as required by statute; (3) a wage level budget neutrality factor of 0.999265 applied to the adjusted standard federal payment rate; (4) adjustments to area wage indexes; and (5) a decrease in the high cost outlier threshold per discharge to $15,408. Effective December 29, 2012, the 2012 CMS Rules (1) began a three-year phase-in of a 3.75% budget neutrality adjustment which will reduce LTAC hospital rates by approximately 1.3% in each of 2013, 2014 and 2015; and (2) restored a payment reduction that will limit payments for very short-stay outliers that will reduce our TC hospital payments by approximately 0.5%.

On August 2, 2013, CMS issued final regulations regarding Medicare reimbursement for LTAC hospitals for the federal fiscal year beginning October 1, 2013. Included in the final regulations are: (1) a market basket increase to the standard federal payment rate of 2.5%; (2) offsets to the standard federal payment rate mandated by the ACA of: (a) 0.5% to account for the effect of a productivity adjustment, and (b) 0.3% as required by statute; (3) a wage level budget neutrality factor of 1.0010531 applied to the adjusted standard federal payment rate; (4) adjustments to area wage indexes; and (5) a decrease in the high cost outlier threshold per discharge to $13,314. In addition, the final regulations also implement the second year of a three-year phase-in of the 3.75% budget neutrality adjustment which will reduce LTAC hospital rates by 1.3% in 2014. CMS has projected the impact of these changes will result in a 1.3% increase to average Medicare payments to LTAC hospitals.

The Budget Control Act of 2011 (as amended by the Taxpayer Relief Act) instituted an automatic 2% reduction on each claim submitted to Medicare beginning April 1, 2013.

The ACA requires a quality reporting system for LTAC hospitals beginning in federal fiscal year 2014 under which any market basket update would be reduced by 2% for any LTAC hospital that does not meet the quality reporting standards. CMS has issued final regulations that require LTAC hospitals to report quality measures related to, among other things, catheter-associated urinary tract infections, central line associated blood stream infections, new or worsening pressure ulcers, unplanned re-admissions and falls with major injury.

The Job Creation Act of 2012 (the “Job Creation Act”) provides for reductions in reimbursement of Medicare bad debts at our hospitals and nursing centers. For the hospitals, the bad debt reimbursement rate of 70% for all bad debts was lowered to 65% effective for cost reporting periods beginning on or after October 1, 2012.

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

The Budget Control Act of 2011 (as amended by the Taxpayer Relief Act) instituted an automatic 2% reduction on each claim submitted to Medicare beginning April 1, 2013.

Similar to LTAC hospitals, the ACA requires a quality reporting system for IRFs beginning in fiscal year 2014 in which any market basket update would be reduced by 2% for any IRF that does not meet quality reporting standards. CMS has finalized regulations that required IRFs to report measures related to, among other things, catheter-associated urinary tract infections, pressure ulcers, and unplanned re-admissions.

The Job Creation Act provides for reductions in reimbursement of Medicare bad debts. For the hospitals, the bad debt reimbursement rate of 70% for all bad debts was lowered to 65% effective for cost reporting periods beginning on or after October 1, 2012.

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

Non-government payments – The hospital division seeks to maximize the number of non-government payment patients admitted to its hospitals, including those covered under commercial insurance and managed care health plans. Non-government payment patients typically have financial resources (including insurance coverage) to pay for their services and do not rely on government programs for support. It is important to our business to establish relationships with commercial insurers, managed care health plans and other private payors and to maintain our reputation with such payors as a provider of quality patient care. We negotiate contracts with purchasers of group healthcare services, including private employers, commercial insurers and managed care companies. Some payor organizations attempt to obtain discounts from established charges. We focus on demonstrating to these payors how our services can provide them and their customers with the most viable pricing arrangements in circumstances where they may otherwise be faced with funding treatment at higher rates at other healthcare providers. The importance of obtaining contracts with commercial insurers, managed care health plans and other private payors varies among markets, depending on such factors as the number of commercial payors and their relative market strength. Failure to obtain contracts with certain commercial insurers and managed care health plans or reductions in the lengths of stay or payments for our services provided to individuals covered by commercial insurance could have a material adverse effect on our business, financial position, results of operations and liquidity.

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

In addition to general regulations, the nursing center division also is subject to federal and state laws that govern financial and other arrangements between healthcare providers. These laws prohibit, among other things, certain direct and indirect payments or fee-splitting arrangements between healthcare providers that are designed to induce or encourage the referral of patients to, or the recommendation of, a particular provider for medical products and services and prohibit referrals from physicians that have certain financial relationships with the provider. Such laws include the Anti-Kickback Statute, the Stark Law and the FCA. In addition, some states restrict certain business relationships between physicians and ancillary service providers and some states prohibit business corporations from providing, or holding themselves out as a provider of, medical care. Possible sanctions for violation of any of these restrictions or prohibitions include loss of licensure or eligibility to participate in reimbursement programs, as well as civil and criminal penalties. These laws vary considerably from state to state.

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

Licensure and requirements for participation.    The nursing centers operated and managed by the nursing center division are licensed either on an annual or bi-annual basis and generally are certified annually for participation in Medicare and Medicaid programs through various regulatory agencies that determine compliance with federal, state and local laws. These legal requirements relate to compliance with the laws and regulations governing the operation of nursing centers including the quality of nursing care, the qualifications of the administrative and nursing personnel, and the adequacy of the physical plant and equipment. Federal regulations determine the survey process for nursing centers that is followed by state survey agencies. The state survey agencies recommend to CMS the imposition of federal sanctions and impose state sanctions on facilities for noncompliance with certain requirements. Available sanctions include, but are not limited to, imposition of civil monetary penalties, temporary suspension of payment for new admissions, appointment of a temporary manager, suspension of payment for eligible patients and suspension or decertification from participation in the Medicare and Medicaid programs.

We believe that substantially all of our nursing centers are in substantial compliance with applicable Medicare and Medicaid requirements of participation. In the ordinary course of business, however, our nursing centers periodically receive statements of deficiencies from regulatory agencies. In response, the nursing centers implement plans of correction to address the alleged deficiencies. In most instances, the regulatory agency accepts the nursing center’s plan of correction and places the nursing center back into compliance with regulatory requirements. In some cases, the regulatory agency may take a number of adverse actions against a nursing center, including the imposition of fines, temporary suspension of payment for admission of new residents to the nursing center, decertification from participation in the Medicaid and/or Medicare programs and, in extreme circumstances, revocation of the nursing center’s license.

Overview of nursing center division reimbursement

Medicare – The Medicare Part A program provides reimbursement for extended care services furnished to Medicare beneficiaries who are admitted to nursing centers after at least a three-day stay in an acute care hospital. Covered services include supervised nursing care, room and board, social services, physical, speech and occupational therapies, certain pharmaceuticals and supplies and other necessary services provided by nursing centers. Medicare payments to our nursing centers are based upon certain resource utilization grouping (“RUG”) payment rates developed by CMS that provide various levels of reimbursement based upon patient acuity.

The Balanced Budget Act established a Medicare prospective payment system (“PPS”) for nursing centers in 1998. The payments received under PPS cover substantially all services for Medicare residents including all ancillary services, such as respiratory therapy, physical therapy, occupational therapy, speech therapy and certain covered pharmaceuticals.

Medicare Part B provides reimbursement for certain physician services, limited drug coverage and other outpatient services, such as therapy and other services, outside of a Medicare Part A covered patient stay. Payment for these services is determined according to the MPFS. Annually since 1997, the MPFS has been subject to the SGR, which is intended to keep spending growth in line with allowable spending. Each year since the SGR was enacted, this adjustment produced a scheduled negative update to payment for physicians, therapists and other healthcare providers paid under the MPFS. Annually, since 2002, Congress has stepped in with so-called “doc fix” legislation to suspend payment cuts to physicians. Subsequent legislation annually suspended the payment cut. The SGR Reform Act further suspended the payment cut until March 31, 2014.

Since 2006, federal legislation has provided for an annual Medicare Part B outpatient therapy cap. In succeeding years, CMS increased the amount of the therapy cap. Legislation also was passed that required CMS to implement a broad process for reviewing medically necessary therapy claims, creating an exception to the cap. Legislation has annually extended the Medicare Part B outpatient therapy cap exception process. The SGR Reform Act further extended the therapy cap exception process through March 31, 2014. Patients in our facilities whose stay is not reimbursed by Medicare Part A must seek reimbursement for their therapy under Medicare Part B and are subject to the therapy cap.

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

Recent Medicare rate changes

In July 2010, CMS increased the number of RUG categories for nursing centers from 53 to 66 (i.e., RUGs IV) and amended the criteria, including the provision of therapy services, used to classify patients into these categories. CMS began paying claims using the RUGs IV system effective October 1, 2010. Under RUGs IV, among other requirements, providers must allocate therapy minutes among the patients being served during concurrent therapy sessions, and a therapist/assistant may treat concurrently only two patients. These changes have required us to employ more therapists to provide additional individual therapy minutes.

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

Effective January 1, 2011, reimbursement rates for Medicare Part B therapy services included in the MPFS were reduced by 25% of the practice expense component for subsequent procedures when multiple therapy services are provided on the same day. Effective April 1, 2013, the Taxpayer Relief Act reduced the practice expense component of Medicare payments for subsequent procedures when multiple therapy services are provided on the same day by an additional 25%. We believe that the new rules related to multiple therapy services have reduced our Medicare revenues by $25 million to $30 million on an annual basis.

On July 29, 2011, CMS issued final rules (the “2011 CMS Rules”) which, among other things, impose: (1) a negative adjustment to RUGs IV therapy rates, and (2) a net market basket increase of 1.7% consisting of (a) a 2.7% market basket inflation increase, less (b) a 1.0% adjustment to account for the effect of a productivity adjustment, beginning on October 1, 2011. CMS projected the impact of these changes will result in an 11.1% decrease in payments to nursing centers. In addition to these rate changes, the 2011 CMS Rules introduced additional changes to RUG calculations along with adding additional patient assessments. Under the 2011 CMS Rules, group therapy is defined as therapy sessions with four patients who are performing similar therapy activities. For purposes of assigning patients to RUGs IV payment categories, the minutes of therapy are divided by four with 25% of the minutes being allocated to each patient. The 2011 CMS Rules also clarify the circumstances for reporting breaks in care of three or more days of therapy and also implement a new change of therapy assessment that is designed to allocate the patient to the RUG level that represents the treatment provided in the last seven days. Both changes produced alterations in the RUG scores billed for the patient and generated additional assessments. The 2011 CMS Rules have reduced our revenues on an annual basis by approximately $100 million in our nursing center business and negatively impacted our rehabilitation therapy business by approximately $50 million.

On July 27, 2012, CMS issued final regulations updating Medicare payment rates for nursing centers effective October 1, 2012. These final regulations implement a net market basket increase of 1.8% consisting of: (1) a 2.5% market basket inflation increase, less (2) a 0.7% adjustment to account for the effect of a productivity adjustment.

On July 31, 2013, CMS issued final regulations updating Medicare payment rates for nursing centers effective October 1, 2013. These final regulations implement a net market basket increase of 1.3% consisting of: (1) a 2.3% market basket inflation increase, less (2) a 0.5% adjustment to account for the effect of a productivity adjustment, and less (3) a 0.5% market basket forecast error adjustment.

In February 2012, the Middle Class Tax Relief Act of 2012 was enacted, which provides that certain Medicare Part B therapy services exceeding a threshold of $3,700 would be subject to a pre-payment manual medical review process effective October 1, 2012. The review process for these services was scheduled to expire on December 31, 2012 but was extended through December 31, 2013 under the Taxpayer Relief Act. The SGR Reform Act extended the therapy cap exception process to March 31, 2014. This review process has had an adverse effect on the provision and billing of services for patients and could negatively impact therapist productivity.

The Job Creation Act provides for reductions in reimbursement of Medicare bad debts for our nursing centers. The Job Creation Act provides for a phase-in of the reduction in the rate of reimbursement for bad debts of patients that are dually eligible for Medicare and Medicaid. The rate of reimbursement for bad debts for these dually eligible patients was reduced from 88% to 76% for cost reporting periods beginning on or after October 1, 2013 and will be reduced to 65% for cost reporting periods beginning on or after October 1, 2014. The rate of reimbursement for bad debts for patients not dually eligible for both Medicare and Medicaid was reduced from 70% to 65%, effective for cost reporting periods beginning on or after October 1, 2012. Approximately 80% of our Medicare bad debt reimbursements are associated with patients that are dually eligible.

The Budget Control Act of 2011 (as amended by the Taxpayer Relief Act) instituted an automatic 2% reduction on each claim submitted to Medicare beginning April 1, 2013.

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

The nursing center division provides Medicaid-covered services consisting of nursing care, room and board and social services to eligible individuals. In addition, states may at their option cover other services such as physical, occupational and speech therapies and pharmaceuticals. Medicaid programs also are subject to statutory and regulatory changes, administrative rulings, interpretations of policy by the state agencies and certain government funding limitations, all of which may materially increase or decrease the level of program payments to nursing centers operated by the nursing center division. We believe that the payments under many of these programs may not be sufficient on an overall basis to cover the costs of serving certain patients participating in these programs. In addition, many states are experiencing budgetary pressures which have resulted in further reductions to Medicaid payments to our nursing centers.

There continue to be legislative and regulatory proposals that would impose further limitations on government and private payments to providers of healthcare services. Many states are considering or have enacted measures that are designed to reduce their Medicaid expenditures and to make certain changes to private healthcare insurance. As states face budgetary issues, we anticipate further pressure on Medicaid rates that could negatively impact payments to our nursing centers.

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

Non-government payments – The nursing center division seeks to maximize the number of non-government payment residents admitted to our nursing centers, including those covered under private insurance and managed care health plans. Non-government payment residents typically have financial resources (including insurance coverage) to pay for their services and do not rely on government programs for support. It is important to our business to establish relationships with commercial insurers, managed care health plans and other private payors and to maintain our reputation with such payors as a provider of quality patient and resident care. We negotiate contracts with purchasers of group healthcare services, including private employers, commercial insurers and managed care companies. Most payor organizations attempt to obtain discounts from established charges. We focus on demonstrating to these payors how our services can provide them and their customers with the most viable pricing arrangements in circumstances where they may otherwise be faced with funding treatment at higher rates at other healthcare providers. The importance of obtaining contracts with commercial insurers, managed care health plans and other private payors varies among markets, depending on such factors as the number of commercial payors and their relative market strength. Failure to obtain contracts with certain commercial insurers and managed care health plans or reductions in lengths of stay or payments for our services provided to individuals covered by commercial insurance could have a material adverse effect on our business, financial position, results of operations and liquidity.

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

As noted above, the rehabilitation division is subject to federal and state laws that govern financial and other arrangements between healthcare providers. These laws prohibit, among other things, certain direct and indirect payments or fee-splitting arrangements between healthcare providers that are designed to induce or encourage the referral of patients to, or the recommendation of, a particular provider for medical products and services. Such laws include the Anti-Kickback Statute, the Stark Law and the FCA discussed previously. In addition, some states restrict certain business relationships between physicians and ancillary service providers. Some states also prohibit for-profit corporations from providing rehabilitation services through therapists who are directly employed by the corporation or otherwise providing, or holding themselves out as a provider of, clinical care. Possible sanctions for violation of any of these restrictions or prohibitions include loss of eligibility to contract with nursing centers, hospitals and other providers participating in Medicare, Medicaid and other federal healthcare programs, as well as civil and criminal penalties. These laws vary considerably from state to state.

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

As noted above, various federal and state laws and regulations govern reimbursement to nursing centers, hospitals and other healthcare providers participating in Medicare, Medicaid and other federal and state healthcare programs. Though these laws and regulations may not be directly applicable to our rehabilitation division, they are applicable to our customers. If our customers fail to comply with these laws and regulations they could be subject to possible sanctions, including loss of licensure or eligibility to participate in reimbursement programs, as well as civil and criminal penalties, which could materially and adversely affect our business, financial position, results of operations and liquidity. If our arrangements with our customers are found to violate the Anti-Kickback Statute or other fraud and abuse laws, we could be subject to criminal and civil penalties, as well as exclusion from participation in federal and state healthcare programs and potential indemnity claims by our customers. In addition, there continue to be legislative and regulatory proposals to contain healthcare costs by imposing further limitations on government and private payments to providers of healthcare services.

Medicare Part B provides reimbursement for certain physician services, limited drug coverage and other outpatient services, such as therapy and other services, outside of a Medicare Part A covered patient stay. Payment for these services is determined according to the MPFS. Annually since 1997, the MPFS has been subject to the SGR, which is intended to keep spending growth in line with allowable spending. Each year since the SGR was enacted, this adjustment produced a scheduled negative update to payment for physicians, therapists and other healthcare providers paid under the MPFS. Annually, since 2002, Congress has stepped in with the so-called “doc fix” legislation to suspend payment cuts to physicians. Subsequent legislation annually suspended the payment cut. The Taxpayer Relief Act further suspended the payment cut until December 31, 2013. The SGR Reform Act further suspended the payment cut until March 31, 2014.

Since 2006, federal legislation has provided for an annual Medicare Part B outpatient therapy cap. In succeeding years, CMS subsequently increased the amount of the therapy cap. Legislation also was passed that required CMS to implement a broad process for reviewing medically necessary therapy claims, creating an exception to the cap. Legislation has annually extended the Medicare Part B outpatient therapy cap exception process. The SGR Reform Act further extended the therapy cap exception process through March 31, 2014. Patients in our facilities whose stay is not reimbursed by Medicare Part A must seek reimbursement for their therapy under Medicare Part B and are subject to the therapy cap.

The therapy time requirements to qualify for rehabilitation RUG categories are unchanged under RUGs IV applicable for nursing centers, however the regulatory changes altered how minutes were allocated to calculate the RUGs scores using MDS 3.0. Rather than count all therapy time that a nursing center patient receives, rehabilitation providers must now allocate therapy minutes between the patients being served during concurrent therapy sessions. In addition, the number of patients that a therapist/assistant may treat concurrently is limited to two patients. Under the 2011 CMS Rules, group therapy is defined as therapy sessions with four patients who are performing similar therapy activities. Irrespective of the number of patients ultimately treated in a group therapy session, rehabilitation providers must allocate therapy minutes during such sessions as if four patients are being served. Our rehabilitation division hired additional therapists to facilitate the provision of additional individual minutes to address patient needs.

Under the 2011 CMS Rules, group therapy is defined as therapy sessions with four patients who are performing similar therapy activities. In addition, for purposes of assigning patients to RUGs IV payment categories, the minutes of therapy are divided by four with 25% of the minutes being allocated to each patient. The 2011 CMS Rules also clarify the circumstances for reporting breaks in care of three or more days of therapy and also implement a new change of therapy assessment that is designed to allocate the patient to the RUG level that represents the treatment provided in the last seven days. Both changes produced alterations in the RUG scores billed for the patient and generated additional assessments. The 2011 CMS Rules have reduced our revenues on an annual basis by approximately $100 million in our nursing center business and negatively impacted our rehabilitation therapy business by approximately $50 million.

Effective January 1, 2011, reimbursement rates for Medicare Part B therapy services included in the MPFS were reduced by 25% of the practice expense component for subsequent procedures when multiple therapy services are provided on the same day. Effective April 1, 2013, the Taxpayer Relief Act further reduced the practice expense component of Medicare payments for subsequent procedures when multiple therapy services are provided on the same day by an additional 25%. We believe that the new rules related to multiple therapy services have reduced our Medicare revenues from $25 million to $30 million on an annual basis.

In February 2012, the Middle Class Tax Relief Act of 2012 was enacted, which provides that certain Medicare Part B therapy services exceeding a threshold of $3,700 would be subject to a pre-payment manual medical review process effective October 1, 2012. The review process for these services was scheduled to expire on December 31, 2012 but was extended through December 31, 2013 under the Taxpayer Relief Act. The SGR Reform Act extended the therapy cap exception process to March 31, 2014. This review process has had an adverse effect on the provision and billing of services for patients and could negatively impact therapist productivity.

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

Care management division

General regulations.     The activities of the care management division primarily consist of the provision of home health and hospice healthcare services. The home health and hospice activities conducted through the care management division are subject to various federal and state regulations. Many states require the entity through which the care management division’s home health and hospice services are provided to obtain a license or certification from one or more state agencies. In addition, a substantial majority of our home health and hospice agencies achieved and/or maintain certification through the Medicare deeming authority of one of the three private accreditation bodies: the Joint Commission, the Accreditation Commission for Health Care, and the Community Health Accreditation Program. The physicians, therapists and other healthcare professionals employed by the care management division are required to be individually licensed or certified pursuant to applicable state and federal laws. We have processes in place to ensure that our care management division providers are licensed or certified in accordance with applicable federal and state laws. In addition, we require our physicians, therapists and other employees to participate in continuing education programs. The failure to obtain, maintain or renew required licenses or certifications by our home health and hospice agencies or the physicians, therapists or other healthcare professionals employed through the care management division could have a material adverse effect on our business, financial position, results of operations and liquidity.

As noted above, the care management division also is subject to federal and state laws that govern financial and other arrangements between healthcare providers. These laws prohibit, among other things, certain direct and indirect payments for the referral of patients, certain referrals by physicians if they or their immediate family members have a financial relationship with a home health or hospice agency or other provider, or fee-splitting arrangements between healthcare providers that are designed to induce or encourage the referral of patients to, or the recommendation of, a particular provider for medical products and services. Such laws include the Anti-Kickback Statute, the Stark Law, the FCA and various state anti-kickback laws and physician self-referral prohibitions. In addition, some states restrict certain business relationships between physicians and ancillary service providers and some states prohibit business corporations from providing, or holding themselves out as a provider of, medical care. Possible sanctions for violation of any of these restrictions or prohibitions include loss of licensure or eligibility to participate in Medicare, Medicaid and other reimbursement programs, as well as civil and criminal penalties. These laws vary considerably from state to state.

Overview of care management division reimbursement

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

We receive a standard prospective payment for home health services provided over a base 60-day period, or “episode,” of care. There is no limit to the number of episodes a patient may receive as long as he or she remains Medicare eligible. The base episode payment is a flat rate subject to adjustment based upon differences in the expected needs of each patient and upon the geographic location of the services provided. The adjustment is determined by each patient’s categorization into one of 153 payment groups, known as home health resource groups, and the cost of care for patients in each group relative to the average patient. Payment is further adjusted for differences in local prices using the hospital wage index. The payment also is subject to retroactive adjustment in certain circumstances, including: (1) an outlier adjustment if the patient’s care was unusually costly; (2) a utilization adjustment if the number of visits to the patient was less than five; (3) a partial payment adjustment if the patient transferred to another provider during an episode; (4) an adjustment based upon the level of required therapy services; and (5) an adjustment based upon the number of episodes of care, with episodes three and higher receiving an increased rate.

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

On November 22, 2013, CMS issued final regulations regarding Medicare payment rates for home health agencies effective January 1, 2014. These final regulations implement a net 1.05% reduction consisting of a 2.3% market basket inflation increase, less (1) a 0.62% ICD-9 grouper refinement, and (2) a 2.73% rebasing adjustment mandated under the ACA. Rebasing the rates includes adjustments to the 60-day episode and per visit payment rates, the non-national medical supply conversion factor and low utilization payment factors. The rebasing is expected to reduce payment rates by 2.8% in each of the next four years, beginning January 1, 2014.

The Budget Control Act of 2011 (as amended by the Taxpayer Relief Act) instituted an automatic 2% reduction on each claim submitted to Medicare beginning April 1, 2013.

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

The Budget Control Act of 2011 (as amended by the Taxpayer Relief Act) instituted an automatic 2% reduction on each claim submitted to Medicare beginning April 1, 2013.

Medicaid – Medicaid reimburses home health and hospice providers, physicians, and certain other health care providers for care provided to certain low income patients. Reimbursement varies from state to state and is based upon a number of different systems including cost-based, prospective payment and negotiated rate systems. Rates are subject to multiple adjustments in different circumstances and are subject to statutory and regulatory changes and interpretations and rulings by individual state agencies.

Non-government payments – The care management division seeks to maximize the number of its non-government payment patients, including those covered under private insurance and managed care health plans. Non-government payment patients typically have financial resources (including insurance coverage) to pay for their services and do not rely upon government programs for support. We negotiate contracts with purchasers of group healthcare services, including private employers, commercial insurers and managed care companies. Most payor organizations attempt to obtain discounts from established charges. We focus on demonstrating to these payors how our services can provide them and their customers with the most viable pricing arrangements in circumstances where they may otherwise be faced with funding treatments at higher rates at other healthcare providers. The importance of obtaining contracts with commercial insurers, managed care health plans and other private payors varies among markets, depending on such factors as the number of commercial payors and their relative market strength.

MASTER LEASE AGREEMENTS

At December 31, 2013, we leased from Ventas and its affiliates 38 TC hospitals and 105 nursing centers under five master lease agreements (as amended, the “Master Lease Agreements”). Included in the 105 nursing centers leased at December 31, 2013 are the 2013 Expiring Facilities, all of which have lease terms expiring on September 30, 2014. For accounting purposes, the 2013 Expiring

Facilities qualify as assets held for sale and we reflected the operating results as discontinued operations in the accompanying consolidated statement of operations for all historical periods.

Term and Renewals

Each Master Lease Agreement includes land, buildings, structures and other improvements on the land, easements and similar appurtenances to the land and improvements, and permanently affixed equipment, machinery and other fixtures relating to the operation of the leased properties. There are several bundles of leased properties under each Master Lease Agreement, with each bundle containing approximately seven to 19 leased nursing centers and/or TC hospitals.

2012 lease renewals and expirations

Under the Master Lease Agreements, we had 73 nursing centers and 16 TC hospitals eligible for renewal prior to an April 30, 2013 lease expiration date. In April 2012, we renewed the leases for 19 nursing centers and six TC hospitals for an additional five years. In May 2012, we entered into a fifth Master Lease Agreement with Ventas to extend the lease term for ten years for ten TC hospitals that were otherwise scheduled to expire on April 30, 2013 (“Master Lease No. 5”). These 19 nursing centers and 16 TC hospitals contain 2,178 licensed nursing center beds and 1,682 licensed hospital beds.

In addition, we did not renew 54 nursing centers that comprised the 2012 Expiring Facilities. The 2012 Expiring Facilities contained 6,140 licensed nursing center beds and generated revenues of approximately $475 million for the year ended December 31, 2012. The annual rent for these facilities approximated $57 million. We transferred the operations of all of the 2012 Expiring Facilities to new operators during 2013 and have accordingly reclassified the results of operations and losses associated with the 2012 Expiring Facilities to discontinued operations, net of income taxes, for all periods presented.

2013 lease renewals and expirations

Under the Master Lease Agreements, we had 86 nursing centers and 22 TC hospitals eligible for renewal prior to an April 30, 2015 lease expiration date. On September 30, 2013, we entered into an agreement with Ventas to renew the leases for 26 nursing centers and 22 TC hospitals (previously defined as the 2013 Renewal Facilities) as follows:

—

the leases for 15 nursing centers and three TC hospitals were renewed for an additional five year term effective May 1, 2015, with annual rents increasing by $4 million on October 1, 2014 and otherwise subject to rent escalators found in the original Master Lease Agreements; and

—

the leases for 11 nursing centers and 19 TC hospitals will be moved to an amended and restated Master Lease No. 5 (“Amended Master Lease No. 5”) and renewed for a ten year, seven month term effective October 1, 2014, with annual rents under Amended Master Lease No. 5 increasing by $11 million on October 1, 2014 and otherwise subject to annual increases (up to a 4% cap) based on changes in the Consumer Price Index.

For accounting purposes, we began recording the additional rents over the new lease term on a straight-line basis beginning on October 1, 2013, the effective date of the agreements.

The 2013 Renewal Facilities contain 3,134 licensed nursing center beds and 1,753 licensed hospital beds and generated revenues of approximately $811 million for the year ended December 31, 2013. The current aggregate annual rent, before the rent increases noted above, for the 2013 Renewal Facilities approximates $79 million.

On September 30, 2013, we also entered into an agreement with Ventas that provided for (1) the non-renewal of 60 nursing centers that comprise the 2013 Expiring Facilities, with lease terms ending on September 30, 2014 rather than their original April 30, 2015 termination date, (2) more flexibility to Ventas to accelerate the transfer of the 2013 Expiring Facilities, (3) a $20 million payment by us to Ventas as part of this transaction that is recorded as an early lease termination charge (rent expense) in discontinued operations in 2013, and (4) the settlement of other matters between the parties.

The 2013 Expiring Facilities contain 7,070 licensed beds and generated revenues of approximately $514 million for the year ended December 31, 2013. The current aggregate annual rent for the 2013 Expiring Facilities approximates $60 million. We have reclassified the results of operations and losses associated with the 2013 Expiring Facilities to discontinued operations, net of income taxes, for all periods presented.

Except as noted below, the terms of Amended Master Lease No. 5 are substantially similar to the terms of the other Master Lease Agreements.

Renewals

Following the exit of the 2013 Expiring Facilities, we will lease 45 nursing centers and 38 TC hospitals from Ventas within eight separate renewal bundles. Each bundle may be renewed for at least one five-year renewal term, provided notice of renewal is provided between 12 and 18 months prior to the expiration of the lease term. The following chart sets forth the current lease renewals under the Master Lease Agreements:

				Facility renewals
Renewal group	Master leases	Expiration date	Renewal date	Nursing centers	TC hospitals	Renewal bundles
Group 1	1, 2, 4	April 30, 2018	October 31, 2016 – April 29, 2017	19	6	3
Group 2	1, 2	April 30, 2020	October 31, 2018 – April 29, 2019	15	3	2
Group 3	5	April 30, 2023	October 31, 2021 – April 29, 2022	–	10	1
Group 4	5	April 30, 2025	October 31, 2023 – April 29, 2024	11	19	2

Conditions to effectiveness of renewals

We may not extend the Master Lease Agreements beyond any previously exercised renewal term if, at the time we seek such extension and at the time such extension takes effect: (1) an event of default has occurred and is continuing or (2) a Medicare/Medicaid event of default (as described below) and/or a licensed bed event of default (as described below) has occurred and is continuing with respect to one, two or three leased properties, depending on the number of leased properties under a particular Master Lease Agreement. The renewal term of each Master Lease Agreement is subject to termination upon default by us and certain other conditions described in the Master Lease Agreements.

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

We paid rents to Ventas (including amounts classified within discontinued operations) approximating $248 million for the year ended December 31, 2013, $260 million for the year ended December 31, 2012 and $253 million for the year ended December 31, 2011.

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

In 2013, the contingent annual rent escalator for Master Lease Agreement No. 2 was 2.25%. Beginning the second full year of the lease term, the contingent annual rent escalator for Amended Master Lease No. 5 is based on the percentage increase, if any, in the Consumer Price Index, subject to a ceiling of 4%.

Restrictive Covenants under Amended Master Lease No. 5

Pursuant to the provisions of Amended Master Lease No. 5, we may not (1) develop any additional TC hospitals within a ten-mile radius of each of the TC hospitals subject to Amended Master Lease No. 5, (2) develop any additional nursing centers within a five-mile radius of each of the nursing centers subject to Amended Master Lease No. 5, or (3) increase the number of licensed beds at TC hospitals or nursing centers that are within the restricted areas and not leased to us by Ventas under Amended Master Lease No. 5. We are not restricted, however, from acquiring operating TC hospitals or nursing centers within (or outside of) the restricted areas.

Events of Default

Under each Master Lease Agreement, an “Event of Default” will be deemed to occur if, among other things:

—	we fail to pay rent or other amounts within five days after notice,
—

we fail to comply with covenants, which failure continues for 30 days or, so long as diligent efforts to cure such failure are being made, such longer period (not over 180 days) as is necessary to cure such failure,

—	certain bankruptcy or insolvency events occur, including filing a petition of bankruptcy or a petition for reorganization under the bankruptcy code,
—	an event of default arises from our failure to pay principal or interest on any indebtedness exceeding $50 million,
—	the maturity of any indebtedness exceeding $50 million is accelerated,
—	we cease to operate any leased property as a provider of healthcare services for a period of 30 days,
—	a default occurs under any guaranty of any lease or the indemnity agreements with Ventas,
—	we or our subtenant lose any required healthcare license, permit or approval or fail to comply with any legal requirements as determined by a final unappealable determination,
—	we fail to maintain insurance,
—	we create or allow to remain certain liens,
—	we breach any material representation or warranty,
—

a reduction occurs in the number of licensed beds in a facility, generally in excess of 10% (or less than 10% if we have voluntarily “banked” licensed beds) of the number of licensed beds in the applicable facility on the commencement date (a “licensed bed event of default”),

—

Medicare or Medicaid certification with respect to a participating facility is revoked and re-certification does not occur for 120 days (plus an additional 60 days in certain circumstances) (a “Medicare/Medicaid event of default”),

—	we become subject to regulatory sanctions as determined by a final unappealable determination and fail to cure such regulatory sanctions within the specified cure period for any facility,
—

we fail to cure a breach of any permitted encumbrance within the applicable cure period and, as a result, a real property interest or other beneficial property right of Ventas is at material risk of being terminated, or

—

we fail to cure the breach of any of the obligations of Ventas as lessee under any existing ground lease within the applicable cure period and, if such breach is a non-monetary, non-material breach, such existing ground lease is at material risk of being terminated.

Under Amended Master Lease No. 5, an “Event of Default” shall also be deemed to occur upon our failure to cure any violation of the restrictive covenants applicable to Amended Master Lease No. 5, as set forth above. In addition to any remedies set forth below, Ventas may seek injunctive relief or specific or equitable performance upon our breach of these restrictive covenants.

Remedies for an Event of Default

Upon an Event of Default under one of the Master Lease Agreements, Ventas may, at its option, exercise the following remedies:

(1) after not less than ten days notice to us, terminate the Master Lease Agreement to which such Event of Default relates, repossess any leased property, relet any leased property to a third party and require that we pay Ventas, as liquidated damages, the net present value of the rent for the balance of the term, discounted at the prime rate,

(2) without terminating the Master Lease Agreement to which such Event of Default relates, repossess the leased property and relet the leased property with us remaining liable under such Master Lease Agreement for all obligations to be performed by us thereunder, including the difference, if any, between the rent under such Master Lease Agreement and the rent payable as a result of the reletting of the leased property, and

(3) seek any and all other rights and remedies available under law or in equity.

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

Assignment and Subletting

Except as noted below, the Master Lease Agreements provide that we may not assign, sublease or otherwise transfer any leased property or any portion of a leased property as a whole (or in substantial part), including by virtue of a change of control, without the consent of Ventas, which may not be unreasonably withheld if the proposed assignee: (1) is a creditworthy entity with sufficient financial stability to satisfy its obligations under the related Master Lease Agreement, (2) has not less than four years experience in operating healthcare facilities for the purpose of the applicable facility’s primary intended use, (3) has a favorable business and operational reputation and character, and (4) has all licenses, permits, approvals and authorizations to operate the facility and agrees to comply with the use restrictions in the related Master Lease Agreement. Amended Master Lease No. 5 excludes certain change of control transactions from the transfer restrictions that are otherwise applicable to us. Such exclusions apply only to Amended Master Lease No. 5 and the transfer restrictions applicable under the other Master Lease Agreements remain in effect.

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

In addition, each Master Lease Agreement allows us to assign or sublease (1) without the consent of Ventas, 10% of the nursing center facilities in each Master Lease Agreement and (2) with Ventas’ consent (which consent will not be unreasonably withheld, delayed or conditioned), two hospitals in each Master Lease Agreement, if either: (a) the applicable regulatory authorities have threatened to revoke our Medicaid or Medicare certification or an authorization necessary to operate such leased property or (b) we cannot profitably operate such leased property. Any such proposed assignee/sublessee must satisfy the requirements listed above and it must have all licenses, permits, approvals and other authorizations required to operate the leased properties in accordance with the applicable permitted use. With respect to any assignment or sublease made under this provision, Ventas agrees to execute a nondisturbance and attornment agreement with such proposed assignee or subtenant. Upon any assignment or subletting, we will not be released from our obligations under the applicable Master Lease Agreement.

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

ADDITIONAL INFORMATION

Employees

As of December 31, 2013, we had approximately 40,000 full-time and 23,300 part-time and per diem employees. We had approximately 2,000 unionized employees at 24 of our facilities as of December 31, 2013.

The market for qualified nurses, therapists and other healthcare professionals is highly competitive. We, like other healthcare providers, have experienced difficulties in attracting and retaining qualified personnel such as nurses, certified nurse’s assistants, nurse’s aides, therapists and other providers of healthcare services. Our hospitals and nursing centers are particularly dependent on nurses for patient care. Our rehabilitation division continues to seek qualified therapists to fill open positions. The difficulty we have experienced in hiring and retaining qualified personnel has increased our average wage rates and may force us to increase our use of contract personnel. We expect to continue to experience increases in our labor costs primarily due to higher wages and greater benefits required to attract and retain qualified healthcare personnel. Salaries, wages and benefits were approximately 61% of our consolidated revenues for the year ended December 31, 2013. Our ability to manage labor costs will significantly affect our future operating results.

Professional and General Liability Insurance

Our healthcare operations are insured for professional and general liability risks by our wholly owned limited purpose insurance subsidiary, Cornerstone Insurance Company (“Cornerstone”). Cornerstone covers losses up to specified limits per occurrence. On a per claim basis, coverage for losses in excess of those covered by Cornerstone are maintained through unaffiliated commercial reinsurance carriers. Cornerstone insures all claims in all states up to a per occurrence limit without the benefit of any aggregate stop loss limit.

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

Various healthcare reform provisions became law upon enactment of the ACA. The reforms contained in the ACA have impacted each of our businesses in some manner. Several of the reforms are very significant and could ultimately change the nature of our services, the methods of payment for our services and the underlying regulatory environment. The reforms include the possible modifications to the conditions of qualification for payment, bundling payments to cover both acute and post-acute care and the imposition of enrollment limitations on new providers. The ACA also provides for: (1) reductions to the annual market basket payment updates for LTAC hospitals, IRFs, home health agencies and hospice providers, which could result in lower reimbursement than in the preceding year; (2) additional annual “productivity adjustment” reductions to the annual market basket payment update as determined by CMS for LTAC hospitals, IRFs, and nursing centers (beginning in federal fiscal year 2012), home health agencies (beginning in federal fiscal year 2015) and hospice providers (beginning in federal fiscal year 2013); (3) new transparency, reporting and certification requirements for nursing centers, including disclosures regarding organizational structure, officers, directors, trustees, managing employees and financial, clinical and other related data; (4) a quality reporting system for hospitals (including LTAC hospitals and IRFs) beginning in federal fiscal year 2014; and (5) reductions in Medicare payments to hospitals (including LTAC hospitals and IRFs) beginning in federal fiscal year 2014 for failure to meet certain quality reporting standards or to comply with standards in new value based purchasing demonstration project programs.

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

We depend on reimbursement from third party payors, including the Medicare and Medicaid programs, for a substantial portion of our revenues. For the year ended December 31, 2013, we derived approximately 52% of our total revenues (before eliminations) from the Medicare and Medicaid programs and the balance from other third party payors, such as commercial insurance companies, health maintenance organizations, preferred provider organizations and contracted providers. The Medicare and Medicaid programs are highly regulated and subject to frequent and substantial changes. See “Part I – Item 1 – Business – Governmental Regulation.”

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

The Budget Control Act of 2011 (as amended by the Taxpayer Relief Act) instituted an automatic 2% reduction on each claim submitted to Medicare beginning April 1, 2013.

The Taxpayer Relief Act also reduces Medicare payments by an additional 25% for subsequent procedures when multiple therapy services are provided on the same day. We believe that the new rules related to multiple therapy services have reduced our Medicare revenues by $25 million to $30 million on an annual basis.

On August 1, 2012, CMS issued the 2012 CMS Rules which, among other things, reduced Medicare reimbursement to our TC hospitals in 2013 and beyond by imposing a budget neutrality adjustment and modifying the short-stay outlier rules. Effective

December 29, 2012, the 2012 CMS Rules: (1) began a three-year phase-in of a 3.75% budget neutrality adjustment, which will reduce LTAC hospital rates by approximately 1.3% in each of 2013, 2014 and 2015; and (2) restored a payment reduction that will limit payments for very short-stay outliers that will reduce our TC hospital payments by approximately 0.5%.

On July 29, 2011, CMS issued the 2011 CMS Rules which, among other things, significantly reduced Medicare payments to nursing centers and changed the reimbursement for the provision of group rehabilitation therapy services to Medicare beneficiaries beginning October 1, 2011. CMS projected the impact of these changes would result in an 11.1% decrease in payments to nursing centers. In addition to these rate changes, the 2011 CMS Rules introduced additional changes to RUG calculations along with adding additional patient assessments. Under the 2011 CMS Rules, group therapy is defined as therapy sessions with four patients who are performing similar therapy activities. In addition, for purposes of assigning patients to RUGs IV payment categories, the minutes of group therapy are divided by four with 25% of the minutes being allocated to each patient. The 2011 CMS Rules also clarify the circumstances for reporting breaks in care of three or more days of therapy and also implement a new change of therapy assessment that is designed to allocate the patient to the RUG level that represents the treatment provided in the last seven days. Both changes produced alterations in the RUG scores billed for the patient and generated additional assessments. The 2011 CMS Rules reduced our revenues on an annual basis by approximately $100 million in our nursing center business and negatively impacted our rehabilitation therapy business by approximately $50 million.

On November 22, 2013, CMS issued final regulations regarding Medicare payment rates for home health agencies effective January 1, 2014. These final regulations implement a net 1.05% reduction consisting of a 2.3% market basket inflation increase, less (1) a 0.62% ICD-9 grouper refinement, and (2) a 2.73% rebasing adjustment mandated under the ACA. Rebasing the rates includes adjustments to the 60-day episode and per visit payment rates, the non-national medical supply conversion factor and low utilization payment factors. The rebasing is expected to reduce payment rates by 2.8% in each of the next four years, beginning January 1, 2014.

In February 2012, Congress passed the Job Creation Act which provides for reductions in reimbursement of Medicare bad debts at our hospitals and nursing centers. For the hospitals, the bad debt reimbursement rate for all bad debts was lowered to 65% effective for cost reporting periods beginning on or after October 1, 2012. For the nursing centers, the Job Creation Act provides for a phase-in of the reduction in the rate of reimbursement for bad debts of patients that are dually eligible for Medicare and Medicaid. The rate of reimbursement for bad debts for these dually eligible patients was reduced from 88% to 76% in October 2013 and will be reduced to 65% for cost reporting periods beginning on or after October 1, 2014. The rate of reimbursement for bad debts for patients not dually eligible for both Medicare and Medicaid was reduced from 70% to 65%, effective with cost reporting periods beginning on or after October 1, 2012. Approximately 90% of our Medicare bad debt reimbursements incurred at our nursing centers are associated with patients that are dually eligible.

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

The implementation of new patient criteria for LTAC hospitals under the LTAC Legislation will reduce the population of patients eligible for LTAC PPS and change the basis upon which we are paid which could adversely affect our revenues and profitability.

The LTAC Legislation creates new Medicare criteria and payment rules for LTAC hospitals. Under the new criteria, LTAC hospitals treating patients with at least a three-day prior stay in an acute care hospital intensive care unit and patients on prolonged mechanical ventilation admitted from an acute care hospital will continue to receive payment under LTAC PPS. Other patients will continue to have access to LTAC care, whether they are admitted to LTAC hospitals from acute care hospitals or directly from other settings or the community. LTAC hospitals will be paid at a “site-neutral” rate for these patients, based on the lesser of per diem Medicare rates paid for patients with the same diagnoses under IPPS or LTAC costs.

The effective date of the new patient criteria is October 1, 2015, followed by a two-year phase-in period tied to each LTAC hospital’s cost reporting period. During the phase-in period, payment for patients receiving the site neutral rate will be based 50% on the current LTAC PPS and 50% on the new site neutral rate. Approximately 70% of our LTAC hospitals have a cost reporting period starting on or after July 1 of each year. Accordingly, the phase-in will not begin for most of our hospitals until after July 1, 2016 and full implementation of the new criteria will not begin until after July 1, 2018.

We continue to analyze Medicare and internal data to estimate the number of our cases that will continue to be paid under the LTAC PPS rate. At this time, we estimate that approximately 40% of our current LTAC patients will be paid at the site neutral rate under the new criteria once it is fully phased-in. The site-neutral payment rates will be based on the lesser of per diem Medicare rates paid for patients with the same diagnoses under IPPS or LTAC costs. There can be no assurance that these site neutral payments will not be materially less than the payments currently provided under LTAC PPS.

The additional patient criteria imposed by LTAC Legislation will reduce the population of patients eligible for LTAC PPS and change the basis upon which we are paid for other patients. In addition, the LTAC Legislation will be subject to additional governmental regulations and the interpretation and enforcement of those regulations. These changes could have a material adverse effect on our business, financial position, results of operations and liquidity.

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

Federal and state governments continue to pursue intensive enforcement policies resulting in a significant number of inspections, audits, citations of regulatory deficiencies and other regulatory sanctions including demands for refund of overpayments, terminations from the Medicare and Medicaid programs, bans on Medicare and Medicaid payments for new admissions and civil monetary penalties or criminal penalties. RAC audits and other audits evaluating the medical necessity of services provided are expected to further intensify the regulatory environment surrounding the healthcare industry as third party firms engaged by CMS commence extensive reviews of claims data and medical and other records to identify improper payments to healthcare providers under the Medicare program. If we fail to comply with the extensive laws, regulations and prohibitions applicable to our businesses, we could become ineligible to receive government program reimbursement, suffer civil or criminal penalties or be required to make significant changes to our operations. In addition, we could be forced to expend considerable resources responding to investigations, audits or other enforcement actions related to these laws, regulations or prohibitions. Furthermore, should we lose the licenses for one or more of our facilities as a result of regulatory action or otherwise, we could be in default under our Master Lease Agreements, our Credit Facilities and indenture governing the Notes. Failure of our staff to satisfy applicable licensure requirements, or of our hospitals, IRFs, nursing centers, our rehabilitation operations, and home health and hospice operations, to satisfy applicable licensure and certification requirements could have a material adverse effect on our business, financial position, results of operations and liquidity.

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

As a result of our participation in the Medicare and Medicaid programs, we face and are currently subject to various governmental reviews, audits and investigations to verify our compliance with these programs and applicable laws and regulations. An increasing level of governmental and private resources is being devoted to the investigation of allegations of fraud and abuse in the Medicare and Medicaid programs, and federal and state regulatory authorities are taking an increasingly strict view of the requirements imposed on healthcare providers by the Social Security Act, the Medicare and Medicaid programs and other applicable laws. We are routinely subject to audits under various government programs, including the RAC program, in which third party firms engaged by CMS conduct extensive reviews of claims data and medical and other records to identify potential improper payments to healthcare providers under the Medicare program. In addition, we, like other hospital and nursing center operators and rehabilitation therapy service providers, are subject to ongoing investigations by the OIG, the DOJ and state attorneys general into the billing of rehabilitation and other services provided to Medicare and Medicaid patients, including whether rehabilitation therapy services were property documented and billed, whether services provided were medically necessary and general compliance with conditions of participation with Medicare and Medicaid. Private pay sources such as third party insurance and managed care entities also often reserve the right to conduct audits. Our costs to respond to and defend reviews, audits and investigations are significant and are likely to increase in the current enforcement environment. These audits and investigations may require us to refund or retroactively adjust amounts that have been paid under the relevant government program or from other payors. Moreover, an adverse review, audit or investigation also could result in other adverse consequences, particularly if the underlying conduct is found to be pervasive or systemic. These consequences include:

—	state or federal agencies imposing fines, penalties and other sanctions on us;
—	loss of our right to participate in the Medicare or Medicaid programs or one or more third party payor networks;
—	indemnity claims asserted by customers and others for which we provide services; and
—	damage to our reputation in various markets, which could adversely affect our ability to attract patients, residents and employees.

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

If we fail to comply with the Anti-Kickback Statute, the Stark Law, the FCA or other applicable laws and regulations, we could be subjected to liabilities, including civil penalties (including the loss of our licenses to operate one or more facilities or healthcare activities), exclusion of one or more facilities or healthcare activities from participation in the Medicare, Medicaid and other federal and state healthcare programs and, for violations of certain laws, regulations and criminal penalties.

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

If our TC hospitals fail to maintain their certification as LTAC hospitals, our revenues and profitability could decline.

If our TC hospitals, satellite TC facilities or HIHs fail to meet or maintain the standards for certification as LTAC hospitals, such as average minimum length of patient stay, they will receive payments under the prospective payment system applicable to general acute care hospitals (IPPS) rather than payment under the system applicable to LTAC hospitals. Payments at rates applicable to general acute care hospitals would result in our TC hospitals receiving less Medicare reimbursement than they currently receive for patient services and our profitability would decline. To maintain certification under LTAC PPS, the average length of stay of Medicare patients must be greater than 25 days. Medicare Advantage patients are included with Medicare fee-for-service patients in order to determine compliance with the 25 day average length of stay requirements. Under the LTAC Legislation, the average Medicare 25-day length of stay rule will remain in effect for patients paid for under the new Medicare LTAC payment system. However, for cost reporting periods beginning on or after October 1, 2015, the 25-day requirement will not apply to patients receiving the site neutral rate or to Medicare Advantage patients treated in LTAC hospitals.

Beginning in 2020, the LTAC Legislation requires that at least 50% of our patients must be paid under the new LTAC payment system to maintain Medicare certification as a LTAC hospital. Under the new criteria, LTAC hospitals treating patients with at least a three-day prior stay in an acute care hospital intensive care unit and patients on prolonged mechanical ventilation admitted from an acute care hospital will continue to receive payment under LTAC PPS.

The failure of one or more of our LTAC hospitals to maintain its Medicare certification as a LTAC hospital could have a material adverse effect on our business, financial position, results of operations and liquidity.

Expiration of the moratorium imposed on certain federal regulations otherwise applicable to LTAC hospitals, including HIHs and satellite hospitals, could have an adverse effect on our future revenues and profitability.

CMS has regulations governing payments to LTAC hospitals that are co-located with another hospital, such as a HIH. The rules generally limit Medicare payments to the HIH if the Medicare admissions to the HIH from its co-located hospital exceed 25% of the total Medicare discharges for the HIH’s cost reporting period. There are limited exceptions for admissions from rural, urban single and MSA Dominant hospitals. Patients transferred after they have reached the short-term acute care outlier payment status are not counted toward the admission threshold. Patients admitted prior to meeting the admission threshold, as well as Medicare patients admitted from a non co-located hospital, are eligible for the full payment under LTAC PPS. If the HIH’s admissions from the co-located hospital exceed the limit in a cost reporting period, Medicare will pay the lesser of: (1) the amount payable under LTAC PPS or (2) the amount payable under IPPS, which likely will reduce our revenues for such admissions.

In 2007, CMS issued regulations which expanded the “25 Percent Rule” to all LTAC hospitals, regardless of whether they are co-located with another hospital. Under these regulations, all LTAC hospitals were to be paid LTAC PPS rates for admissions from a single referral source up to 25% of aggregate Medicare admissions. Patients reaching high cost outlier status in the short-term hospital were not to be counted when computing the 25% limit. Admissions beyond the 25% threshold are to be paid at a lower amount based upon IPPS rates.

Since 2007, various legislative enactments have created moratoriums on the expansion of the “25 Percent Rule” to freestanding LTAC hospitals. The LTAC Legislation extends the moratorium on the expansion of the “25 Percent Rule” to LTAC hospitals certified prior to October 1, 2004 for four years. LTAC hospitals certified after October 1, 2004 continue to be ineligible for relief from the “25 Percent Rule.” Freestanding LTAC hospitals will not be subject to the “25 Percent Rule” payment adjustment until cost reporting periods beginning on or after July 1, 2016. In addition, for cost reporting periods beginning before October 1, 2016: (1) LTAC hospitals may admit up to 50% of their patients from a co-located hospital and still be paid according to LTAC PPS; and (2) LTAC hospitals that are co-located with an urban single hospital or a MSA Dominant hospital may admit up to 75% of their patients from such urban single or MSA Dominant hospital and still be paid according to LTAC PPS. The LTAC Legislation further provides that co-located LTAC hospitals certified on or before September 30, 1995 are exempt from the provisions of the “25 Percent Rule.” The LTAC Legislation also mandates that the Secretary of the HHS report to Congress by July 1, 2015 on whether the “25 Percent Rule” should continue to be applied.

Since these rules are complex and are based upon the volume of Medicare admissions and the source of those admissions, we cannot predict with any certainty the impact on our future revenues or operations from these regulations. If the “25 Percent Rule” is ultimately fully implemented, it could have a material adverse effect on our business, financial position, results of operations and liquidity.

The upcoming moratorium on the Medicare certification of new LTAC hospitals and beds in existing LTAC hospitals will limit our ability to increase LTAC hospital bed capacity, expand into new areas or increase services in existing areas we serve.

The LTAC Legislation will impose a moratorium beginning on January 1, 2015 and continuing through October 1, 2017 on the establishment and classification of new LTAC hospitals, LTAC satellite facilities and LTAC beds in existing LTAC hospitals or satellite hospitals. This moratorium will limit our ability to increase LTAC bed capacity, expand into new areas or increase bed capacity in existing markets that we serve.

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

We have a substantial amount of indebtedness. As of December 31, 2013, we had total indebtedness of approximately $1.6 billion in addition to availability of approximately $396 million under the ABL Facility (subject to a borrowing base and after giving effect to approximately $8 million of letters of credit outstanding on December 31, 2013). Our substantial amount of indebtedness could have important consequences. For example it could:

—	make it more difficult for us to satisfy our obligations with respect to our indebtedness;
—	increase our vulnerability to general adverse economic and industry conditions;
—	expose us to fluctuations in the interest rate environment because the interest rates under the Credit Facilities are variable;
—

require us to dedicate a substantial portion of our cash flow from operations to make payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions, dividends and other general corporate purposes;

—	limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions and other general purposes;
—

limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate, which may place us at a competitive disadvantage compared to our competitors that have less debt; and

—	restrict us from pursuing business opportunities.

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

The terms of the Credit Facilities and the indenture governing the Notes include a number of restrictive covenants that impose significant operating and financial restrictions on us and our restricted subsidiaries, including restrictions on our and our restricted subsidiaries’ ability to, among other things:

—	incur additional indebtedness;
—	create liens;
—	consolidate or merge;
—	sell assets, including capital stock of our subsidiaries;
—	engage in transactions with our affiliates;
—	pay dividends on our capital stock or redeem, repurchase or retire our capital stock or indebtedness; and
—	make investments, loans, advances and acquisitions.

The terms of the Credit Facilities also include certain additional restrictive covenants that impose significant operating and financial restrictions on us and our restricted subsidiaries, including restrictions on our and our restricted subsidiaries’ ability to, among other things:

—	engage in business other than relating to owning, operating or managing healthcare facilities;
—	enter into sale and lease-back transactions;
—	modify certain agreements;
—	make or incur capital expenditures; and
—	hold cash and temporary cash investments outside of collateral accounts.

In addition, the Credit Facilities require us to comply with financial covenants, including a maximum leverage ratio and a minimum fixed charge coverage ratio.

Our ability to comply with these agreements may be affected by events beyond our control, including prevailing economic, financial and industry conditions. These covenants could have an adverse effect on our business by limiting our ability to take advantage of financing, merger and acquisition or other opportunities. The breach of any of these covenants or restrictions could result in a default under the Credit Facilities or the indenture governing the Notes.

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

Subject to the restrictions in the Credit Facilities and the indenture governing the Notes, we, including our subsidiaries, have the ability to incur significant additional indebtedness. As of December 31, 2013:

—	we had $1.0 billion of senior secured indebtedness under the Credit Facilities;
—	we had $550 million of senior unsecured indebtedness under the Notes;
—

we had approximately $396 million available for borrowing under the ABL Facility (subject to a borrowing base and after giving effect to approximately $8 million of letters of credit outstanding on December 31, 2013) which, if borrowed, would be senior secured indebtedness; and

—

subject to our compliance with certain covenants and other conditions, we have the option to incur certain additional secured indebtedness and/or additional unsecured indebtedness which would rank pari passu with the Notes.

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

In addition, our Master Lease Agreements and/or our outstanding indebtedness:

—

require us to dedicate a substantial portion of our cash flow to payments on our rent and interest obligations, thereby reducing the availability of cash flow to fund working capital, capital expenditures and other general corporate activities, including cash dividends;

—	require us to pledge as collateral substantially all of our assets;
—

require us to maintain a certain defined fixed coverage ratio above a specified level and a certain defined total indebtedness ratio below a specified level, thereby reducing our financial flexibility;

—	require us to limit the amount of capital expenditures we can incur in any fiscal year; and
—	restrict our ability to discontinue the operation of any leased property despite its level of profitability and otherwise restrict our operational flexibility.

These provisions:

—	could have a material adverse effect on our ability to withstand competitive pressures or adverse economic conditions (including adverse regulatory changes);
—	could adversely affect our ability to make material acquisitions, obtain future financing or take advantage of business opportunities that may arise;
—	could increase our vulnerability to a downturn in general economic conditions or in our business; and
—	could adversely affect our ability to continue to make cash dividends.

An increase in interest rates would increase the cost of servicing our debt and could reduce our profitability.

Borrowings under the Credit Facilities bear interest at variable rates. Interest rate changes could affect the amount of our interest payments, and accordingly, our future earnings and cash flows, assuming other factors are held constant. Pursuant to the terms of the Credit Facilities, we have entered into an interest rate swap that fixes a portion of our interest rate interest payments in order to reduce interest rate volatility; however, any interest rate swaps we enter into do not fully mitigate our interest rate risk. As a result, an increase in interest rates, whether because of an increase in market interest rates or an increase in our own cost of borrowing, would increase the cost of servicing our debt and could materially reduce our profitability. For example, a change of one-eighth percent in the interest rates for the Credit Facilities would increase or decrease annual interest expense by approximately $1 million.

Our failure to pay rent or otherwise comply with the provisions of any of our Master Lease Agreements could materially adversely affect our business, financial position, results of operations and liquidity.

As of December 31, 2013, we lease 38 of our TC hospitals and 105 of our nursing centers from Ventas under our Master Lease Agreements. Sixty of these nursing centers comprise the 2013 Expiring Facilities, all of which qualify as assets held for sale and the operating results of which have been reflected as discontinued operations in the accompanying consolidated statement of operations for all historical periods. Our failure to pay the rent or otherwise comply with the provisions of any of our Master Lease Agreements would result in an “Event of Default” under such Master Lease Agreement and also could result in a default under the Credit Facilities and, if repayment of the borrowings under the Credit Facilities were accelerated, also under the indenture governing the Notes. Upon an Event of Default, remedies available to Ventas include, without limitation, terminating such Master Lease Agreement, repossessing and reletting the leased properties and requiring us to remain liable for all obligations under such Master Lease Agreement, including the difference between the rent under such Master Lease Agreement and the rent payable as a result of reletting the leased properties, or requiring us to pay the net present value of the rent due for the balance of the term of such Master Lease Agreement. The exercise of such remedies would have a material adverse effect on our business, financial position, results of operations and liquidity.

For additional information on the Master Lease Agreements, see “Part I – Item 1 – Business – Master Lease Agreements.”

We may not be able to continue paying a regular dividend and the failure to do so could adversely affect our stock price.

Our ability to continue paying regular dividends is based on many factors, including the success of our operations, the level of demand for our services, the level of payments for our services, changes in healthcare regulations and our liquidity needs that may vary substantially from our estimates. Many of these factors are beyond our control and a change in any such factor could affect our ability to pay or maintain dividends. In addition, our Credit Facilities and the indenture governing the Notes limit our ability to pay dividends to stockholders and may prevent further dividends if we are in default under any of those agreements. The failure to continue paying regular dividends could adversely affect our stock price.

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

Financial markets experienced significant disruptions over the past several years. These disruptions impacted liquidity in the debt markets, making financing terms for borrowers less attractive and, in certain cases, significantly reduced the availability of certain types of debt financing. Despite the instability over the past several years within the financial markets nationally and globally, we have not experienced any individual lender limitations to extend credit under our Credit Facilities. However, the obligations of each of the lending institutions in the ABL Facility are separate and the availability of future borrowings under the ABL Facility could be impacted by volatility and disruptions in the financial credit markets or other events. We cannot assure you that a prolonged downturn in the credit markets or other circumstances will not impact our ability to access or to refinance the Credit Facilities. Our inability to access or refinance the Credit Facilities would have a material adverse effect on our business, financial position, results of operations and liquidity.

The Credit Facilities are collateralized by substantially all of our assets including certain owned real property and is guaranteed by substantially all of our subsidiaries. The terms of the Credit Facilities and the indenture governing the Notes include financial covenants and certain other provisions that limit acquisitions and annual capital expenditures. We were in compliance with the terms of the Credit Facilities and the indenture governing the Notes at December 31, 2013. However, a downturn in operating earnings or events beyond our control could impair our ability to comply with the covenants contained within the Credit Facilities and the indenture governing the Notes. If we anticipated a potential financial or other covenant violation, however, we would seek relief from our lenders for the Credit Facilities and the holders of the Notes, which likely would include costs to us, and such relief may not be on terms as favorable as those in the Credit Facilities or the Notes, as applicable. Under these circumstances, there is also the potential that our lenders under the Credit Facilities or the holders of the Notes would not grant relief to us. A default due to the violation of a financial or other covenant contained within the Credit Facilities, the indenture governing the Notes or the occurrence of an “Event of Default” under the Master Lease Agreements could require us to immediately repay all amounts then outstanding under the Credit Facilities and the Notes.

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

Equity markets are prone to, and in the last few years have experienced, significant price and volume fluctuations. Volatility over the past few years has had a significant impact on the market price of securities issued by many companies, including us and other companies in the healthcare industry. If we are unable to operate our businesses as profitably as we have in the past or as our stockholders expect us to in the future, the market price of our common stock will likely decline as stockholders could sell shares of our common stock when it becomes apparent that the market expectations may not be realized. In addition to our operating results, many economic and other factors beyond our control could have an adverse effect on the price of our common stock, including:

—	regulatory and reimbursement changes;

—	quarterly variations in operating results;
—	adverse outcomes from litigation and government or regulatory investigations;
—	changes in financial estimates and recommendations by securities analysts;
—	general economic conditions;
—	operating and stock price performance of other companies that investors may deem comparable;
—	press releases or negative publicity relating to our competitors or us or relating to trends in healthcare;
—	sales of stock by insiders;
—	changes in our credit ratings;
—	natural disasters, terrorist attacks and pandemics; and
—	limitations on our ability to repurchase our common stock.

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

Acquisitions, investments and strategic alliances involve numerous risks. These risks include:

—	limitations on our ability to identify acquisitions that meet our target criteria and limitations on our ability to complete such acquisitions on reasonable terms and valuations;
—

limitations on our ability to access equity or capital to fund acquisitions, including difficulty in obtaining financing for acquisitions at a reasonable cost, or that such financing will not contain restrictive covenants that limit our operating flexibility or ability to access additional capital when needed;

—	entry into markets or businesses in which we may have limited or no experience;
—	difficulties integrating acquired operations, personnel and information systems, and in realizing projected efficiencies and cost savings, particularly in the case of significant acquisitions;

—	diversion of management’s time from existing operations;
—	potential loss of key employees or customers of acquired companies;
—	inaccurate assessment of assets and liabilities and exposure to undisclosed or unforeseen liabilities of acquired companies, including liabilities for the failure to comply with healthcare laws;
—	inability to operate acquired facilities profitably or succeed in achieving improvements in their financial performance; and
—	impairment of acquired goodwill and intangible assets.

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

We operate 14 of our facilities and one home health agency through joint ventures with unrelated parties. We are the majority owner of each of those joint ventures. We may enter into additional joint ventures with unrelated parties in the future to acquire, own or operate hospitals, IRFs, nursing centers and/or home health and hospice services. We will typically seek to be the majority owner of any such new joint ventures. While, as the majority owner, we typically control the day-to-day activities of these joint ventures, the joint venture agreements with our partners often include provisions reserving certain major actions for super-majority approval. Such actions may include entering into a new business activity or ceasing an existing activity, taking on substantial debt, admitting new partners, and terminating the venture. In addition, the joint venture agreements may restrict our ability to derive cash from the joint venture and affect our ability to transfer our interest in the joint venture. We may be required to provide additional capital to a joint venture if our partner defaults on its capital obligations.

Significant legal actions could subject us to increased operating costs and substantial uninsured liabilities, which could materially and adversely affect our business, financial position, results of operations and liquidity.

We incur significant costs to investigate and defend against a variety of claims, including professional liability, wage and hour, and minimum staffing claims, among others, particularly in our hospital and nursing center operations. In addition to large compensatory claims, plaintiffs’ attorneys are increasingly seeking, and have sometimes been successful in obtaining, significant fines, punitive damages and attorneys’ fees. Furthermore, there are continuing efforts to limit the ability of healthcare providers to utilize arbitration as a process to resolve these claims. As a result of these factors, our defense costs and potential liability exposure are significant, unpredictable, and likely to increase.

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

If we are unable to obtain insurance, or if insurance becomes more costly for us to obtain, our business may be adversely affected.

We insure a substantial portion of our professional liability risks primarily through our limited purpose insurance subsidiary. Our limited purpose insurance subsidiary covers losses up to specified limits per occurrence. On a per claim basis, coverage for losses in excess of those insured by the limited purpose insurance subsidiary are maintained through unaffiliated commercial reinsurance carriers. Our limited purpose insurance subsidiary insures all claims in all states up to a per occurrence limit without the benefit of any aggregate stop loss limit. We maintain professional and general liability insurance in amounts and coverage that management believes are sufficient for our operations. However, our insurance may not cover all claims against us or the full extent of our liability nor continue to be available at a reasonable cost. Moreover, the cost of reinsurance coverage maintained with unaffiliated commercial insurance carriers is costly and may continue to increase. There can be no assurances that in the future reinsurance will be available at a reasonable price or that we will be able to maintain adequate levels of professional and general liability insurance coverage. If we are unable to maintain adequate insurance coverage or are required to pay punitive damages that are uninsured, we may be exposed to substantial liabilities, which could have a material adverse effect on our business, financial position, results of operations and liquidity.

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

During 2013, we determined that pretax impairment charges aggregating $77 million were necessary, which included $76 million of goodwill and $1 million of property and equipment. The goodwill impairment charge was directly related to a Medicare rebasing adjustment for payments to home health providers which will reduce the payment rate by 2.8% in each of the next four years beginning on January 1, 2014. The property and equipment impairment charge was related to the 2011 CMS Rules, which significantly reduced Medicare payments to our skilled nursing rehabilitation services operating segment and our nursing centers.

During 2012, we determined that pretax impairment charges aggregating $109 million were necessary, which included $108 million of goodwill and $1 million of property and equipment. These charges were directly related to the Taxpayer Relief Act and the 2011 CMS Rules, which significantly reduced Medicare payments to our skilled nursing rehabilitation services operating segment and our nursing centers.

In the fourth quarter 2011, we incurred a pretax impairment charge of $54 million, of which $38 million was reclassified to discontinued operations, on the value of the certificates of need intangible assets of certain hospitals and co-located nursing centers in Massachusetts. See note 1 of the notes to consolidated financial statements.

During 2011, we also determined that pretax impairment charges aggregating $57 million were necessary, which included $52 million of goodwill and $5 million of property and equipment. These charges were directly related to the 2011 CMS Rules.

Future adverse changes in the operating environment and related key assumptions used to determine the fair value of our reporting units and indefinite-lived intangible assets or a decline in the value of our common stock may result in future impairment charges for a portion or all of these assets. Moreover, the value of our goodwill and indefinite-lived intangible assets could be negatively impacted by potential healthcare reforms. Any such impairment charges could have a material adverse effect on our business, financial position and results of operations.

We could experience significant increases to our operating costs due to shortages of qualified nurses, therapists and other healthcare professionals or union activity.

The market for qualified nurses, therapists and other healthcare professionals is highly competitive. We, like other healthcare providers, have experienced difficulties in attracting and retaining qualified personnel such as nurses, certified nurse’s assistants, nurse’s aides, therapists and other providers of healthcare services. Our hospitals, nursing centers and home health and hospice operations are particularly dependent on nurses for patient care. Our rehabilitation division continues to seek qualified therapists to fill open positions. The difficulty we have experienced in hiring and retaining qualified personnel has increased our average wage rates and may force us to increase our use of contract personnel.

In addition, healthcare providers are experiencing a high level of union activity across the country. At December 31, 2013, approximately 2,000 of the employees at 24 of our facilities were unionized. Though we cannot predict the degree to which we will be affected by future union activity, there are continuing legislative proposals that could result in increased union activity. We could experience an increase in labor and other costs from such union activity. Furthermore, we could experience a disruption of our operations if our employees were to engage in a strike or other work stoppage.

We expect to continue to experience increases in our labor costs primarily due to higher wages and greater benefits required to attract and retain qualified healthcare personnel. Salaries, wages and benefits were approximately 61% of our consolidated revenues for the year ended December 31, 2013. Our ability to manage labor costs will significantly affect our future operating results.

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

The post-acute healthcare services industry is highly competitive. Our hospitals face competition from healthcare providers that provide services comparable to those offered by our hospitals. Many competing hospitals are larger and more established than our hospitals. We may experience increased competition from existing hospitals, as well as hospitals converted, in whole or in part, to specialized care facilities. Our nursing centers compete on a local and regional basis with other nursing centers and post-acute healthcare providers. Some of our competitors operate newer facilities and may offer services not provided by us or are operated by entities having greater financial and other resources than us. Our rehabilitation and care management divisions compete with national, regional and local service providers within our markets. Several of these competitors may have greater financial and other resources than us, may be more established in the markets in which we compete and may be willing to provide services at lower prices. We cannot assure you that increased competition in the future will not adversely affect our business, financial position, results of operations and liquidity.

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

Failure to maintain the security and functionality of our information systems, or to defend a cyber security attack, could adversely affect our business, financial position, results of operation and liquidity.

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

A cyber security attack that bypasses our information systems security could cause a security breach which may lead to a material disruption to our information systems infrastructure or business and may involve a loss of business or patient health information.  If a cyber security attack were to be successful, it could result in the theft, destructions, loss, misappropriation or release of confidential information or intellectual property, and could cause operational or business delays that may impact materially our ability to provide various healthcare services.  Any successful cyber security attack also could result in negative publicity which could damage our reputation or brand with our patients, referral sources, payors or other third parties.

Failure to maintain the security and functionality of our information systems and related software, or to defend a cyber security attack, could expose us to a number of adverse consequences, the vast majority of which are not insurable, including but not limited to disruptions in our operations, regulatory and other civil and criminal penalties, breach of patient health information, loss of customers, disputes with payors and increased operating expense, which either individually or in the aggregate could have a material adverse effect on our business, financial position, results of operations and liquidity.

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

The sources and amount of our revenues are determined by a number of factors, including the occupancy rates of our facilities, the length of stay, the payor mix of residents and patients, rates of reimbursement among payors and patient acuity. Changes in patient acuity as well as payor mix among private pay, Medicare and Medicaid may significantly affect our profitability. In particular, any significant decrease in our population of high acuity patients or any significant increase in our Medicaid population could have a material adverse effect on our business, financial position, results of operations and liquidity, especially if state Medicaid programs continue to limit, or more aggressively seek limits on, reimbursement rates.

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

Due to weak economic conditions, recent Medicare and Medicaid reimbursement reductions and other factors, commercial payors and customers may default on their payments to us and individual patients may default on co-payments and deductibles for which they are responsible under the terms of either commercial insurance programs or Medicare. Although we review the credit risk of our commercial payors and customers regularly, such risks may arise from events or circumstances that are difficult to anticipate or control, such as a general economic downturn or changes in Medicare or Medicaid reimbursement. If our payors or customers default on their payments to us in the future, we may have to record higher provisions for allowances for doubtful accounts or incur bad debt write-offs, both of which could have a material adverse effect on our business, financial position, results of operations and liquidity.

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

For information concerning the hospitals and nursing centers operated by us, see “Part I – Item 1 – Business – Hospital Division – Hospital Facilities,” “Part I – Item 1 – Business – Nursing Center Division – Nursing Center Facilities,” and “Part I – Item 1 – Business – Master Lease Agreements.” We believe that our facilities are adequate for our future needs in such locations. All borrowings under the Credit Facilities are secured by a first priority lien and second priority lien on all eligible real property, which is held in fee.

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

We are a party to various legal actions and regulatory and other governmental and internal audits and investigations in the ordinary course of business (including investigations resulting from our obligation to self-report suspected violations of law by the Company). We cannot predict the ultimate outcome of pending litigation and regulatory and other governmental and internal audits and investigations. These matters could potentially subject us to sanctions, damages, recoupments, fines and other penalties, some of which may not be covered by insurance. The DOJ, CMS or other federal and state enforcement and regulatory agencies may conduct additional investigations related to our businesses in the future which may, either individually or in the aggregate, have a material adverse effect on our business, financial position, results of operations and liquidity. Certain material pending proceedings are described below. See note 20 of the notes to consolidated financial statements for a description of other pending legal proceedings.

Whistleblower lawsuits

Our subsidiary, RehabCare, and two other unrelated therapy services providers, were defendants in a whistleblower lawsuit styled United States ex rel. Health Dimensions Rehabilitation, Inc. v. RehabCare Group, Inc., et al. in federal district court for the Eastern District of Missouri, which settled in January 2014. This action was filed under seal in federal district court for the District of Minnesota on July 11, 2007 and transferred to federal district court for the Eastern District of Missouri in May 2012.

The lawsuit pertained to a subcontractor arrangement entered in 2006 by RehabCare and another unrelated therapy service provider, and fees paid under and in connection with the transaction. The complaint alleged civil violations of the federal False Claims Act based upon an underlying claim that the transaction violated the federal Anti-Kickback Statute. The United States sought single damages in the amount of approximately $226 million, treble damages, per claim penalties of $5,500 to $11,000 for each claim submitted, other unspecified damages, attorneys’ fees and costs. Based upon the results of certain pre-trial motions, new facts associated with the case and settlement discussions occurring in September 2013, we recorded an additional $23 million loss provision in the third quarter of 2013 (for a total loss reserve of $25 million) related to this matter. In January 2014, the lawsuit was settled with our payment of $25 million to the United States and $150,000 to the whistleblower’s attorneys and was dismissed by the court with prejudice.

Class action lawsuit

On January 6, 2014, a purported class action complaint was filed in the United States federal district court for the Southern District of Florida, Miami Division, against us and one of our subsidiaries.  The lawsuit, styled Pines Nursing Home, et al., v. Polaris and RehabCare Group, Inc., et al., alleges that one of our subsidiaries sent “junk” faxes in violation of the Telephone Consumer Protection Act of 1991 and the Junk Fax Prevention Act of 2005. The complaint seeks damages, statutory fines and penalties, attorneys’ fees and an injunction prohibiting such conduct in the future. We dispute the allegations in the complaint and will defend this lawsuit vigorously.

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

	Sales price of common stock
2013	High	Low
First quarter	$11.74	$10.21
Second quarter	$14.49	$9.75
Third quarter	$16.63	$12.50
Fourth quarter	$20.51	$13.13

2012	High	Low
First quarter	$13.62	$8.63
Second quarter	$10.87	$7.60
Third quarter	$12.76	$8.80
Fourth quarter	$12.13	$9.68

Our Credit Facilities and the indenture governing the Notes contain covenants that limit, among other things, our ability to pay dividends. Any determination to pay dividends in the future will be dependent upon our results of operations, financial position, our liquidity needs, compliance with our Credit Facilities and the indenture governing the Notes, restrictions imposed by applicable laws and other factors deemed relevant by our Board of Directors.

On August 5, 2013, we announced that our Board of Directors had approved the initiation of a quarterly cash dividend to our shareholders. An initial quarterly cash dividend of $0.12 per common share was paid on September 9, 2013 to shareholders of record as of the close of business on August 19, 2013. A subsequent quarterly cash dividend of $0.12 per common share was paid on December 9, 2013 to shareholders of record as of the close of business on November 18, 2013.

As of January 31, 2014, there were 1,810 holders of record of our common stock.

See “Part III – Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” for disclosures regarding our equity compensation plans.

PERFORMANCE GRAPH

The following graph summarizes the cumulative total return to shareholders of our common stock from December 31, 2008 to December 31, 2013, compared to the cumulative total return on the Standard & Poor’s 500 Stock Index (the “S&P Composite Index”) and the Standard & Poor’s 1500 Health Care Index (the “S&P 1500 Health Care Index”). The graph assumes an investment of $100 in each of our common stock, the S&P Composite Index, and the S&P 1500 Health Care Index on December 31, 2008, and also assumes the reinvestment of all cash dividends.

COMPARISON OF CUMULATIVE TOTAL RETURN

	12/31/08	12/31/09	12/31/10	12/30/11	12/31/12	12/31/13
Kindred Healthcare, Inc.	$100.00	$141.78	$141.09	$90.40	$83.10	$154.07
S&P Composite Index	100.00	126.46	145.51	148.59	172.37	228.19
S&P 1500 Health Care Index	100.00	120.76	127.04	142.13	168.22	239.19

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total number of shares (or units) purchased (1)	Average price paid per share (or unit) (2)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (1)
Month #1 (October 1 – October 31)	1,023	$14.40	–	$–
Month #2 (November 1 – November 30)	−	−	–	–
Month #3 (December 1 – December 31)	35,747	18.83	–	–
Total	36,770	$18.71	–	$–

(1)

These amounts represent shares of our common stock, par value $0.25 per share, (i) withheld to offset tax withholding obligations that occurred upon the vesting and release of service-based restricted share awards previously granted under our stock-based compensation plans for our employees (the “Withheld Shares”), and (ii) tendered to pay the exercise price and tax withholding obligations on stock options previously granted under our equity plans for our employees and directors (the “Tendered Shares”). The total tax withholding obligation is calculated by dividing the closing price of our common stock on the NYSE on the applicable vesting date to determine the total number of Withheld Shares required to satisfy such withholding obligation. The option exercise payment was divided by the closing price of our common stock on the NYSE on the day prior to the date the option was exercised to determine the total number of Tendered Shares required to satisfy such option exercise payment.

(2)

The average price per share for each period was calculated by dividing the sum of the aggregate value of the Withheld Shares and Tendered Shares by the total number of Withheld Shares and Tendered Shares.

Item 6.	Selected Financial Data

On June 1, 2011, we completed the RehabCare Merger, and the operating results of RehabCare have been included as part of our selected financial data since June 1, 2011. For more information about the RehabCare Merger, see “Part I – Item 1 – Business – General – RehabCare Merger” and note 4 of the notes to consolidated financial statements.

In 2013 and in recent years, we have completed several strategic divestitures to improve our future operating results. For accounting purposes, the operating results of these businesses and the losses associated with these transactions have been classified as discontinued operations in the accompanying consolidated statement of operations for all periods presented. See notes 2 and 3 of the notes to consolidated financial statements.

The results of operations for the historical periods included in the following table are not necessarily indicative of the results to be expected for future periods. In addition, see “Part I – Item 1A – Risk Factors” for a discussion of risk factors that could impact our future results of operations, including the RehabCare Merger.

	Year ended December 31,
(In thousands, except per share amounts)	2013	2012		2011		2010		2009
Statement of Operations Data:
Revenues	$4,900,510		$4,928,509		$4,212,526		$3,130,655		$3,051,638
Salaries, wages and benefits	2,988,487		3,012,321		2,576,673		1,859,013		1,822,486
Supplies	328,999		343,102		314,102		261,284		254,153
Rent	318,077		310,178		281,330		242,979		234,681
Other operating expenses	985,883		914,272		852,537		655,955		616,073
Other income	(1,440)		(12,660)		(13,180)		(12,210)		(13,100)
Impairment charges	77,193		108,953		73,554		–		–
Depreciation and amortization	157,329		162,685		128,875		91,305		94,089
Interest expense	108,049		107,875		80,900		7,054		7,851
Investment income	(4,051)		(997)		(988)		(1,212)		(4,380)
	4,958,526		4,945,729		4,293,803		3,104,168		3,011,853
Income (loss) from continuing operations before income taxes	(58,016)		(17,220)		(81,277)		26,487		39,785
Provision (benefit) for income taxes	(13,204)		29,707		(14,041)		9,311		15,267
Income (loss) from continuing operations	(44,812)		(46,927)		(67,236)		17,176		24,518
Discontinued operations, net of income taxes:
Income (loss) from operations	(36,136)		12,348		13,517		39,768		39,025
Loss on divestiture of operations	(83,887)		(4,745)		–		(453)		(23,432)
Income (loss) from discontinued operations	(120,023)		7,603		13,517		39,315		15,593
Net income (loss)	(164,835)		(39,324)		(53,719)		56,491		40,111
(Earnings) loss attributable to noncontrolling interests	(3,657)		(1,043)		238		–		–
Income (loss) attributable to Kindred	$(168,492)		$(40,367)		$(53,481)		$56,491		$40,111
Amounts attributable to Kindred stockholders:
Income (loss) from continuing operations	$(48,469)		$(47,970)		$(66,998)		$17,176		$24,518
Income (loss) from discontinued operations	(120,023)		7,603		13,517		39,315		15,593
Net income (loss)	$(168,492)		$(40,367)		$(53,481)		$56,491		$40,111
Earnings (loss) per common share:
Basic:
Income (loss) from continuing operations	$(0.93)		$(0.93)		$(1.45)		$0.43		$0.63
Discontinued operations:
Income (loss) from operations	(0.69)		0.24		0.29		1.01		1.00
Loss on divestiture of operations	(1.61)		(0.09)		–		(0.01)		(0.60)
Income (loss) from discontinued operations	(2.30)		0.15		0.29		1.00		0.40
Net income (loss)	$(3.23)		$(0.78)		$(1.16)		$1.43		$1.03
Diluted:
Income (loss) from continuing operations	$(0.93)		$(0.93)		$(1.45)		$0.44		$0.62
Discontinued operations:
Income (loss) from operations	(0.69)		0.24		0.29		1.00		1.00
Loss on divestiture of operations	(1.61)		(0.09)		–		(0.01)		(0.60)
Income (loss) from discontinued operations	(2.30)		0.15		0.29		0.99		0.40
Net income (loss)	$(3.23)		$(0.78)		$(1.16)		$1.43		$1.02
Shares used in computing earnings (loss) per common share:
Basic	52,249		51,659		46,280		38,738		38,339
Diluted	52,249		51,659		46,280		38,954		38,502
Cash dividends declared and paid per common share	$0.24	$	−	$	−	$	−	$	−
Financial Position:
Working capital	$404,307		$438,435		$384,359		$214,654		$241,032
Total assets	3,945,869		4,237,946		4,138,493		2,337,415		2,022,224
Long-term debt	1,579,391		1,648,706		1,531,882		365,556		147,647
Equity	1,121,216		1,292,844		1,320,541		1,031,759		966,594

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion together with the selected financial data in Item 6 and our consolidated financial statements and the notes thereto included in this Annual Report on Form 10-K. All financial and operating data presented in Items 6 and 7 reflect the continuing operations of our business for all periods presented unless otherwise indicated.

Overview

We are a healthcare services company that through our subsidiaries operates TC hospitals, IRFs, nursing centers, assisted living facilities, a contract rehabilitation services business and a home health and hospice business across the United States. At December 31, 2013, our hospital division operated 101 TC hospitals (7,315 licensed beds) and five IRFs (215 licensed beds) in 22 states. Our nursing center division operated 100 nursing centers (12,638 licensed beds) and six assisted living facilities (341 licensed beds) in 23 states. Our rehabilitation division provided rehabilitation services primarily in hospitals and long-term care settings. Our care management division primarily provided home health, hospice and private duty services from 159 locations in 13 states.

We have completed several strategic divestitures to improve our future operating results. For accounting purposes, the operating results of these businesses and the losses or impairments associated with these transactions have been classified as discontinued operations in the accompanying consolidated statement of operations for all periods presented. Assets not sold at December 31, 2013 have been measured at the lower of carrying value or estimated fair value less costs of disposal and have been classified as held for sale in the accompanying consolidated balance sheet. See notes 2 and 3 of the notes to consolidated financial statements.

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

In connection with the RehabCare Merger, we entered into the Credit Facilities and issued the Notes. In 2011, we used proceeds from the Credit Facilities and the Notes to pay the Merger Consideration, repay all amounts outstanding under our and RehabCare’s previous credit facilities and to pay transaction costs. The amounts outstanding under our and RehabCare’s former credit facilities that were repaid at the RehabCare Merger closing were $390 million and $345 million, respectively. The Credit Facilities also included an option to increase the credit capacity in an aggregate amount between the two facilities by $200 million. We exercised this option to increase the aggregate credit capacity by $200 million in October 2012. See note 12 of the notes to consolidated financial statements. In connection with the Credit Facilities and the Notes, we paid $46 million of lender fees related to debt issuance that were capitalized as deferred financing costs during 2011 and paid $13 million of other financing costs that were charged to interest expense during 2011. See “– Liquidity” for additional information on the Credit Facilities and the Notes.

Senior Home Care Acquisition

In December 2013, we completed the Senior Home Care Acquisition for $95 million, which was financed through operating cash flows and proceeds from our ABL Facility. The Senior Home Care Acquisition included 47 home health locations in Florida and Louisiana.

HCP Acquisition

In November 2013, we signed a definitive agreement with HCP to acquire the real estate associated with nine nursing centers that we leased from HCP for approximately $83 million. The annual lease payments for these nursing centers were approximately $9 million. We completed the acquisition of seven of these nursing centers during 2013 for a total consideration of approximately $61 million. The two remaining facilities were acquired in February 2014.

IntegraCare Acquisition

In August 2012, we completed the IntegraCare Acquisition for $71 million in cash plus a potential $4 million cash earn out based on 2013 earnings growth, which was financed through operating cash flows and proceeds from our ABL Facility. The IntegraCare Acquisition included 47 home health and hospice locations across Texas.

Professional Acquisition

In September 2011, we completed the Professional Acquisition for $51 million, which was financed through operating cash flows and proceeds from our ABL Facility. The Professional Acquisition included 27 home health and hospice locations in northern California, Arizona, Nevada and Utah.

Divestitures

Vibra Sale     In September 2013, we completed the sale of the Vibra Facilities for approximately $187 million to an affiliate of Vibra. The net proceeds of approximately $180 million from this transaction were used to reduce borrowings under our ABL Facility.

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

We recorded a loss on divestiture of $94 million ($74 million net of income taxes) for the year ended December 31, 2013 related to the Vibra Facilities. The loss on divestiture included a $69 million write-off of goodwill, which was allocated based upon the relative fair value of the Vibra Facilities, and a $21 million write-off of intangible assets.

Signature Sale     In July 2013, we completed the sale of the Signature Facilities for approximately $47 million to affiliates of Signature. The proceeds from this transaction were used to reduce the borrowings under our ABL Facility.

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

We recorded a loss on divestiture of $2 million ($1 million net of income taxes) for the year ended December 31, 2013 related to the Signature Facilities.

The results of operations and losses on divestiture of operations, net of income taxes, for the Signature Facilities and the Vibra Facilities were reclassified to discontinued operations during 2013.

Ventas Divestitures     On September 30, 2013, we entered into agreements to exit the 2013 Expiring Facilities. The current lease term for the 2013 Expiring Facilities was scheduled to expire in April 2015. Under the terms of the agreements, the lease term for the 2013 Expiring Facilities will now expire on September 30, 2014. For accounting purposes, the 2013 Expiring Facilities qualified as assets held for sale and we reflected the operating results as discontinued operations in the accompanying consolidated statement of operations for all historical periods. Under the terms of the agreements, we paid $20 million to Ventas in exchange for the early termination of certain leases. The early termination payment was recorded as rent expense in discontinued operations in 2013. The disposal group was measured at its fair value less cost to sell and we recorded an asset impairment charge of $8 million related to leasehold improvements in the 2013 Expiring Facilities. These charges were recorded in discontinued operations in the third quarter of 2013 in the accompanying consolidated statement of operations.

In April 2012, we announced that we would not renew the 2012 Expiring Facilities under operating leases with Ventas that expired on April 30, 2013. We transferred the operations of all of the 2012 Expiring Facilities to new operators during 2013 and we reclassified the results of operations and losses associated with the 2012 Expiring Facilities to discontinued operations, net of income taxes, for all periods presented. We received cash proceeds of $13 million for the year ended December 31, 2013 for the sale of property and equipment and inventory related to the 2012 Expiring Facilities.

Other Divestitures     During the fourth quarter of 2013, we also entered into an agreement for the planned disposition of a TC hospital. In connection with the planned disposition, we recorded a loss on divestiture of $9 million ($6 million net of income taxes) consisting of a real estate write-down of $8 million and a write-off of $1 million of goodwill, both based upon the relative fair value of the hospital. For accounting purposes, we reflected the operating results of this facility as discontinued operations in the accompanying consolidated statement of operations for all historical periods.

During 2012, we sold one TC hospital and closed two additional TC hospitals, each reported as discontinued operations, resulting in a loss on divestiture aggregating $8 million ($5 million net of income taxes).

During 2013, in connection with the closing of a TC hospital reported as continuing operations, we recorded costs of $6 million ($4 million net of income taxes) primarily consisting of a write-off of an indefinite-lived asset of $3 million, a write-off of $1 million of goodwill based upon the relative fair value of the hospital and a $2 million fair value adjustment of real estate.

During 2013, we also recorded a write-off of an indefinite-lived intangible asset of $1 million associated with closing a home health location reported as continuing operations.

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

A summary of revenues by payor type follows (in thousands):

	Year ended December 31,
	2013	2012	2011
Medicare	$2,057,761	$2,098,383	$1,844,116
Medicaid	579,322	564,426	563,486
Medicare Advantage	374,996	359,595	311,283
Other	2,102,660	2,114,859	1,677,885
	5,114,739	5,137,263	4,396,770
Eliminations	(214,229)	(208,754)	(184,244)
	$4,900,510	$4,928,509	$4,212,526

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

The provision for doubtful accounts totaled $27 million for 2013, $11 million for 2012 and $20 million for 2011.

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

Provisions for loss for professional liability risks retained by our limited purpose insurance subsidiary have been discounted based upon actuarial estimates of claim payment patterns using a discount rate of 1% to 5% depending upon the policy year. The discount rate was 1% for the 2011 through 2013 policy years and 1% to 5% for all prior policy years. The discount rates are based upon the risk free interest rate for the respective year. Amounts equal to the discounted loss provision are funded annually. We do not fund the portion of professional liability risks related to estimated claims that have been incurred but not reported. Accordingly, these liabilities are not discounted. The allowance for professional liability risks aggregated $307 million at December 31, 2013 and $291 million at December 31, 2012. If we did not discount any of the allowances for professional liability risks, these balances would have approximated $310 million at December 31, 2013 and $293 million at December 31, 2012.

As a result of deterioration in professional liability and workers compensation underwriting results of our limited purpose insurance subsidiary in 2012 and 2011, we made capital contributions of $14 million and $9 million in 2013 and 2012, respectively, to our limited purpose insurance subsidiary. Conversely, as a result of improved professional liability underwriting results of our limited purpose insurance subsidiary in 2010, we received a distribution of $3 million in 2011 from our limited purpose insurance subsidiary. These transactions were completed in accordance with applicable regulations. Neither the capital contributions nor the distribution had any impact on earnings.

Changes in the number of professional liability claims and the cost to settle these claims significantly impact the allowance for professional liability risks. A relatively small variance between our estimated and actual number of claims or average cost per claim could have a material impact, either favorable or unfavorable, on the adequacy of the allowance for professional liability risks. For example, a 1% variance in the allowance for professional liability risks at December 31, 2013 would impact our operating income by approximately $3 million.

The provision for professional liability risks (continuing operations), including the cost of coverage maintained with unaffiliated commercial reinsurance carriers, aggregated $57 million for 2013, $53 million for 2012 and $43 million for 2011. The increase in 2013 and 2012 was primarily attributable to an increase in frequency and severity of claims. Changes in estimates for prior year professional liability costs reduced professional liability costs by approximately $7 million, $6 million and $13 million in 2013, 2012 and 2011, respectively.

With respect to our discontinued operations, we recorded an unfavorable pretax adjustment of $9 million in 2013 and favorable pretax adjustments of $2 million in 2012 and $3 million in 2011 resulting from changes in estimates for professional liability reserves related to prior years.

Provisions for loss for workers compensation risks retained by our limited purpose insurance subsidiary are not discounted and amounts equal to the loss provision are funded annually. The allowance for workers compensation risks aggregated $188 million at December 31, 2013 and $193 million at December 31, 2012. The provision for workers compensation risks (continuing operations), including the cost of coverage maintained with unaffiliated commercial insurance carriers, aggregated $39 million for 2013, $42 million for 2012 and $40 million for 2011. The decrease in workers compensation costs in 2013 was primarily attributable to prior year commercial insurance adjustments while the increase in 2012 was primarily attributable to an increase in claims resulting from the growth in the number of employees, primarily from the RehabCare Merger.

See notes 3 and 9 of the notes to consolidated financial statements.

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

Our effective income tax rate was 22.8% in 2013, 172.5% in 2012 and 17.3% in 2011. The effective income tax rate for 2013 and 2012 was negatively impacted by $32 million and $92 million, respectively, representing the portion of pretax asset impairment charges recorded in each period that are not deductible for income tax purposes. The effective income tax rate in 2011 was negatively impacted by certain impairment charges and transaction costs that were non-deductible for income tax purposes. We recorded favorable income tax adjustments related to the resolution of state income tax contingencies from prior years that reduced the provision for income taxes by approximately $0.6 million in 2013, $0.2 million in 2012 and $3 million in 2011.

There are significant uncertainties with respect to capital loss carryforwards that could affect materially the realization of certain deferred tax assets. Accordingly, we have recognized deferred tax assets to the extent it is more likely than not they will be realized and a valuation allowance is provided for deferred tax assets to the extent that it is uncertain that the deferred tax asset will be realized. We recognized net deferred tax assets totaling $55 million at December 31, 2013 and $3 million at December 31, 2012.

We identified deferred income tax assets for state income tax NOLs of $57 million and $53 million at December 31, 2013 and 2012, respectively, and a corresponding deferred income tax valuation allowance of $50 million and $48 million at December 31, 2013 and 2012, respectively, for that portion of the net deferred income tax assets that we will likely not realize in the future. We had deferred tax assets for federal income tax NOLs of $26 million and $8 million at December 31, 2013 and 2012, respectively, with a corresponding deferred income tax valuation allowance of $0.2 million at December 31, 2013 and no deferred income tax valuation allowance at December 31, 2012. The federal income tax NOLs expire in various amounts through 2034.

We are subject to various federal and state income tax audits in the ordinary course of business. Such audits could result in increased tax payments, interest and penalties. While we believe our tax positions are appropriate, we cannot assure you that the various authorities engaged in the examination of our income tax returns will not challenge our positions.

We record accrued interest and penalties associated with uncertain tax positions as income tax expense in the consolidated statement of operations. Accrued interest related to uncertain tax provisions totaled $0.1 million as of December 31, 2013 and December 31, 2012.

To the extent the unrecognized income tax benefits become realized or the related accrued interest is no longer necessary, our provision for income taxes would be favorably impacted by $0.3 million.

The federal statute of limitations remains open for tax years 2010 through 2012. During 2013, we resolved federal income tax audits for the 2010 through 2011 tax years. We are currently under examination by the Internal Revenue Service (the “IRS”) for the 2012 and 2013 tax years. We have been accepted into the IRS’s Compliance Assurance Process (“CAP”) for the 2012 through 2014 tax years. CAP is an enhanced, real-time review of a company’s tax positions and compliance. We expect participation in CAP to improve the timeliness of our federal tax examinations.

State jurisdictions generally have statutes of limitations for tax returns ranging from three to five years. The state impact of federal income tax changes remains subject to examination by various states for a period of up to one year after formal notification to the states. We currently have various state income tax returns under examination.

In connection with the RehabCare Merger, an accounting method change for the 2011 tax year resulted in a non-recurring reduction in income tax payments of approximately $8 million during 2012. Our earnings were not impacted by this transaction.

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

In connection with the preparation of our operating results for the fourth quarter of 2013, we determined that the impact of regulatory changes announced on November 22, 2013 related to our home health reporting unit was an impairment triggering event. The regulatory changes resulted from action by CMS to, among other changes, rebase home health payment rates by reducing the national standardized 60 day episode payment rate by 2.8% in each of the next four years beginning January 1, 2014. We tested the recoverability of the home health reporting unit goodwill, other intangible assets and long-lived assets. We recorded a pretax impairment charge aggregating $76 million ($58 million net of income taxes) in the fourth quarter of 2013 to reflect the amount by which the carrying value of our home health reporting unit goodwill exceeded the estimated fair value. We determined that other intangible assets and long-lived assets in the home health reporting unit were not impaired.

In connection with the preparation of our operating results for the fourth quarter of 2012, we determined that the impact of regulatory changes related to our skilled nursing rehabilitation services reporting unit was a triggering event in the fourth quarter of 2012, simultaneously with our annual impairment test. The regulatory changes included a new pre-payment manual medical review process for certain Medicare Part B services exceeding $3,700 which became effective October 1, 2012 and new rules which became effective April 1, 2013 under the Taxpayer Relief Act that reduced Medicare Part B payments by an additional 25% for subsequent procedures when multiple therapy services are provided on the same day. We tested the recoverability of our skilled nursing rehabilitation services reporting unit goodwill, other intangible assets and long-lived assets. We recorded a pretax impairment charge aggregating $108 million ($102 million net of income taxes) (which represented the entire skilled nursing rehabilitation services reporting unit goodwill) in the fourth quarter of 2012 to reflect the amount by which the carrying value of goodwill exceeded the estimated fair value. We determined that other intangible assets and long-lived assets in the skilled nursing rehabilitation services reporting unit were not impaired.

On July 29, 2011, CMS issued the 2011 CMS Rules. In connection with the 2011 CMS Rules, we determined that the impact of the 2011 CMS Rules was a triggering event in the third quarter of 2011 and accordingly tested the recoverability of our nursing centers reporting unit goodwill, intangible assets and property and equipment asset groups impacted by the reduced Medicare payments. We recorded pretax impairment charges aggregating $11 million ($7 million net of income taxes) in 2011. The charges included $6 million of goodwill (which represented the entire nursing centers reporting unit goodwill) and $5 million of property and equipment. In addition, we recorded pretax impairment charges aggregating $1 million ($1 million net of income taxes) for both of the years ended December 31, 2013 and 2012 of property and equipment expenditures in the same nursing center asset groups.

During 2011, the estimated negative impact from changes in the reimbursement of group rehabilitation therapy services to Medicare beneficiaries implemented by the 2011 CMS Rules on October 1, 2011 was greater than expected, and as a result, we lowered our cash flow expectations for our skilled nursing rehabilitation services reporting unit, causing the carrying value of goodwill of this reporting unit to exceed its estimated fair value in testing the recoverability of goodwill. As a result, we recorded a pretax impairment charge of $46 million ($43 million net of income taxes) in 2011. We also reviewed the other intangible assets and long-lived assets related to the skilled nursing rehabilitation services reporting unit and determined there were no impairments of these assets.

All of the previously discussed charges reflect the amount by which the carrying value of certain assets exceeded their estimated fair value.

None of the previously discussed impairment charges impacted our cash flows or liquidity.

In accordance with the authoritative guidance for goodwill and other intangible assets, we are required to perform an impairment test for goodwill and indefinite-lived intangible assets at least annually or more frequently if adverse events or changes in circumstances indicate that the asset may be impaired. We perform our annual goodwill impairment test at the end of each fiscal year for each of our reporting units. A reporting unit is either an operating segment or one level below the operating segment, referred to as a component. When the components within our operating segments have similar economic characteristics, we aggregate the components of our operating segments into one reporting unit. Accordingly, we have determined that our reporting units are hospitals, nursing centers, skilled nursing rehabilitation services, hospital rehabilitation services, home health and hospice. The home health and hospice reporting units are included in the care management division. The carrying value of goodwill for each of our reporting units at December 31, 2013 and December 31, 2012 follows (in thousands):

	December 31, 2013	December 31, 2012
Hospitals	$679,480	$747,065
Nursing centers	–	–
Rehabilitation division:
Skilled nursing rehabilitation services	–	–
Hospital rehabilitation services	173,334	168,019
Home health	112,378	99,317
Hospice	26,910	26,865
	$992,102	$1,041,266

As a result of the RehabCare Merger, goodwill was assigned to our hospital reporting unit ($534 million), skilled nursing rehabilitation services reporting unit ($151 million) and hospital rehabilitation services reporting unit ($168 million).

The goodwill impairment test involves a two-step process. The first step is a comparison of each reporting unit’s fair value to its carrying value. If the carrying value of the reporting unit is greater than its fair value, there is an indication that impairment may exist and the second step must be performed to measure the amount of impairment loss, if any. Based upon the results of the step one impairment test for goodwill for hospitals, hospital rehabilitation services and hospice reporting units for the year ended December 31, 2013, no goodwill impairment charges were recorded in connection with our annual impairment test. Based upon the results of the step one impairment test for goodwill for our hospitals, hospital rehabilitation services, home health and hospice reporting units for the years ended December 31, 2012 and December 31, 2011, no impairment charges were recorded.

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

Other than the impairment of goodwill for our home health reporting unit, we have determined that there was no other goodwill or other intangible asset impairments as of December 31, 2013. However, adverse changes in the operating environment and related key assumptions used to determine the fair value of our reporting units and indefinite-lived intangible assets or declines in the value of our common stock may result in future impairment charges for a portion or all of these assets. Specifically, if the rate of growth of government and commercial revenues earned by our reporting units were to be less than projected or if healthcare reforms were to negatively impact our business, an impairment charge of a portion or all of these assets may be required. An impairment charge could have a material adverse effect on our business, financial position and results of operations, but would not be expected to have an impact on our cash flows or liquidity.

Indefinite-lived intangible assets

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

At December 31, 2011, the carrying value of our certificates of need intangible assets exceeded its fair value as a result of declining earnings and cash flows related to five hospitals and two co-located nursing centers in Massachusetts, all of which were acquired in 2006. The declining earnings and cash flows were attributable to a difficult LTAC hospital operating environment in Massachusetts in which we were unable to achieve consistent operating results, as well as automatic future Medicare reimbursement reductions triggered in December 2011 by the Budget Control Act of 2011. In addition, we decided in the fourth quarter of 2011 to close one of the five hospitals. The pretax impairment charge related to the certificates of need totaled $54 million ($33 million net of income taxes), of which $38 million ($23 million net of income taxes) was reclassified to discontinued operations. We reviewed the other long-lived assets related to these five hospitals and two co-located nursing centers and determined there was no impairment. Based upon the results of the annual impairment test for indefinite-lived intangible assets other than certificates of need intangible assets discussed above for the years ended December 31, 2013, 2012 and 2011, no impairment charges were recorded.

As a result of the RehabCare Merger, we acquired indefinite-lived intangible assets consisting of trade names ($115 million), Medicare certifications ($76 million) and certificates of need ($8 million).

The annual impairment tests for certain of our indefinite-lived intangible assets are performed as of May 1, July 1, September 1 and October 1 while all others are performed as of December 31. No impairment charges were recorded in connection with the annual impairment tests as of October 1, 2013, September 1, 2013, July 1, 2013 or May 1, 2013.

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

Impact of Medicare and Medicaid Reimbursement

We depend on reimbursement from third party payors, including the Medicare and Medicaid programs, for a substantial portion of our revenues. For the year ended December 31, 2013, we derived approximately 52% of our total revenues (before eliminations) from the Medicare and Medicaid programs and the balance from other third party payors, such as commercial insurance companies, health maintenance organizations, preferred provider organizations and contracted providers.

The Medicare and Medicaid programs are highly regulated and subject to frequent and substantial changes. See “Part I – Item 1 – Business – Governmental Regulation” for an overview of the reimbursement systems impacting our businesses and “Part I – Item 1A – Risk Factors.”

Results of Operations – Continuing Operations

For the years ended December 31, 2013, 2012 and 2011

A summary of our operating data follows (dollars in thousands):

	Year ended December 31,
	2013	2012	2011
Revenues:
Hospital division	$2,521,649	$2,604,925	$2,265,106
Nursing center division	1,089,760	1,092,416	1,107,976
Rehabilitation division:
Skilled nursing rehabilitation services	991,790	1,003,002	762,128
Hospital rehabilitation services	286,613	293,580	200,824
	1,278,403	1,296,582	962,952
Care management division	224,927	143,340	60,736
	5,114,739	5,137,263	4,396,770
Eliminations:
Skilled nursing rehabilitation services	(115,986)	(108,599)	(107,718)
Hospital rehabilitation services	(93,993)	(96,777)	(74,860)
Nursing centers	(4,250)	(3,378)	(1,666)
	(214,229)	(208,754)	(184,244)
	$4,900,510	$4,928,509	$4,212,526
Loss from continuing operations:
Operating income (loss):
Hospital division	$523,156	$562,224	$457,867
Nursing center division	135,362	141,258	155,672
Rehabilitation division:
Skilled nursing rehabilitation services	36,696	67,960	49,833
Hospital rehabilitation services	73,925	69,745	43,731
	110,621	137,705	93,564
Care management division	9,963	13,708	3,103
Corporate:
Overhead	(176,495)	(179,063)	(174,800)
Insurance subsidiary	(1,914)	(2,127)	(2,306)
	(178,409)	(181,190)	(177,106)
Impairment charges	(77,193)	(108,953)	(73,554)
Transaction costs	(2,112)	(2,231)	(50,706)
Operating income	521,388	562,521	408,840
Rent	(318,077)	(310,178)	(281,330)
Depreciation and amortization	(157,329)	(162,685)	(128,875)
Interest, net	(103,998)	(106,878)	(79,912)
Loss before income taxes	(58,016)	(17,220)	(81,277)
Provision (benefit) for income taxes	(13,204)	29,707	(14,041)
	$(44,812)	$(46,927)	$(67,236)

A summary of our consolidating statement of operations follows (in thousands):

	Year ended December 31, 2013
			Rehabilitation division
	Hospital division (a,b)	Nursing center division (a)	Skilled nursing services (a,c,d)	Hospital services (a,c)	Total	Care management division (a,c,e)	Corporate (a,c,f)	Transaction- related costs	Eliminations	Consolidated
Revenues	$2,521,649	$1,089,760	$991,790	$286,613	$1,278,403	$224,927	$–	$–	$(214,229)	$4,900,510
Salaries, wages and benefits	1,101,705	517,845	894,470	196,301	1,090,771	175,581	103,124	−	(539)	2,988,487
Supplies	264,884	50,413	3,079	126	3,205	9,631	866	–	–	328,999
Rent	207,068	98,806	4,726	106	4,832	5,101	2,270	–	–	318,077
Other operating expenses	631,737	387,518	57,324	16,196	73,520	29,747	74,939	2,112	(213,690)	985,883
Other (income) expense	167	(1,378)	221	65	286	5	(520)	–	–	(1,440)
Impairment charges	1,002	109	−	–	−	76,082	–	–	–	77,193
Depreciation and amortization	72,665	28,504	11,010	9,429	20,439	6,608	29,113	–	–	157,329
Interest expense	763	53	292	–	292	15	106,926		–	108,049
Investment income	(16)	(49)	(183)	–	(183)	(1)	(3,802)	–	–	(4,051)
	2,279,975	1,081,821	970,939	222,223	1,193,162	302,769	312,916	2,112	(214,229)	4,958,526
Income (loss) from continuing operations before income taxes	$241,674	$7,939	$20,851	$64,390	$85,241	$(77,842)	$(312,916)	$(2,112)	$–	(58,016)
Income tax benefit										(13,204)
Loss from continuing operations										$(44,812)
Capital expenditures, excluding acquisitions (including discontinued operations):
Routine	$28,571	$23,023	$2,608	$273	$2,881	$1,523	$44,910	$–	$–	$100,908
Development	11,817	7	–	–	–	–	–	–	–	11,824
	$40,388	$23,030	$2,608	$273	$2,881	$1,523	$44,910	$–	$–	$112,732

(a)

Includes one-time bonus costs of $20.1 million (hospital division – $8.0 million, nursing center division – $4.7 million, rehabilitation division – $6.3 million (skilled nursing rehabilitation services – $5.0 million and hospital rehabilitation services – $1.3 million), care management division – $0.8 million and corporate – $0.3 million).

(b)	Includes costs of $6.0 million in connection with the closing of a TC hospital and litigation charges of $7.7 million.
(c)

Includes severance and retirement costs of $5.6 million (rehabilitation division – $1.5 million (skilled nursing rehabilitation services – $0.1 million and hospital rehabilitation services – $1.4 million), care management division – $0.7 million and corporate – $3.4 million).

(d)	Includes $23.1 million of litigation charges.
(e)	Includes $0.5 million of costs associated with closing a home health location.
(f)	Includes $2.0 million of fees and charges associated with the modification of certain of our senior debt.

Consolidating statement of operations follows (in thousands) (Continued):

	Year ended December 31, 2012
			Rehabilitation division
	Hospital division (a,b)	Nursing center division (a,c)	Skilled nursing services (a)	Hospital services (a)	Total	Care management division (a)	Corporate (a)	Transaction- related costs	Eliminations	Consolidated
Revenues	$2,604,925	$1,092,416	$1,003,002	$293,580	$1,296,582	$143,340	$–	$–	$(208,754)	$4,928,509
Salaries, wages and benefits	1,140,647	535,157	903,271	206,614	1,109,885	105,303	121,848	(450)	(69)	3,012,321
Supplies	275,409	57,647	3,127	163	3,290	5,953	803	–	–	343,102
Rent	205,325	93,702	5,442	140	5,582	3,140	2,429	–	–	310,178
Other operating expenses	626,969	359,969	28,642	17,010	45,652	18,376	69,310	2,681	(208,685)	914,272
Other income	(324)	(1,615)	2	48	50	–	(10,771)	–	–	(12,660)
Impairment charges	753	301	107,899	–	107,899	–	–	–	–	108,953
Depreciation and amortization	78,716	28,118	11,168	9,309	20,477	4,442	30,932	–	–	162,685
Interest expense	1,016	67	156	–	156	–	106,636		–	107,875
Investment income	(64)	(56)	(2)	–	(2)	–	(875)	–	–	(997)
	2,328,447	1,073,290	1,059,705	233,284	1,292,989	137,214	320,312	2,231	(208,754)	4,945,729
Income (loss) from continuing operations before income taxes	$276,478	$19,126	$(56,703)	$60,296	$3,593	$6,126	$(320,312)	$(2,231)	$–	(17,220)
Provision for income taxes										29,707
Loss from continuing operations										$(46,927)
Capital expenditures, excluding acquisitions (including discontinued operations):
Routine	$38,272	$20,764	$2,274	$348	$2,622	$1,616	$51,901	$–	$–	$115,175
Development	42,265	8,057	–	–	–	–	–	–	–	50,322
	$80,537	$28,821	$2,274	$348	$2,622	$1,616	$51,901	$–	$–	$165,497

(a)

Includes employee severance costs of $3.4 million (hospital division – $0.7 million, nursing center division – $1.9 million, rehabilitation division – $0.4 million (skilled nursing rehabilitation services – $0.3 million and hospital rehabilitation services – $0.1 million), care management division – $0.2 million and corporate – $0.2 million) and contract cancellation costs of $0.9 million (corporate) incurred in connection with restructuring activities.

(b)

Includes severance costs ($2.5 million), restructuring costs ($1.1 million) and lease cancellation charges ($1.6 million) incurred in connection with the closing a regional office and two TC hospitals, and $5.0 million for employment-related lawsuits.

(c)	Includes $0.9 million incurred in connection with the cancellation of a sub-acute unit project.

Consolidating statement of operations follows (in thousands) (Continued):

	Year ended December 31, 2011
			Rehabilitation division
	Hospital division (a)	Nursing center division	Skilled nursing services	Hospital services	Total	Care management division	Corporate	Transaction- related costs	Eliminations	Consolidated
Revenues	$2,265,106	$1,107,976	$762,128	$200,824	$962,952	$60,736	$–	$–	$(184,244)	$4,212,526
Salaries, wages and benefits	1,020,685	548,116	681,196	144,147	825,343	45,378	120,478	16,769	(96)	2,576,673
Supplies	248,993	58,787	2,857	189	3,046	2,438	838	–	–	314,102
Rent	178,935	90,917	6,384	228	6,612	1,366	1,681	1,819	–	281,330
Other operating expenses	537,746	347,411	28,110	12,757	40,867	9,817	66,907	33,937	(184,148)	852,537
Other income	(185)	(2,010)	132	–	132	–	(11,117)	–	–	(13,180)
Impairment charges	20,216	7,339	45,999	–	45,999	–	–	–	–	73,554
Depreciation and amortization	62,732	25,432	7,258	5,637	12,895	1,449	26,367	–	–	128,875
Interest expense	500	83	–	–	–	1	66,514	13,802	–	80,900
Investment income	(7)	(43)	(3)	(1)	(4)	(1)	(933)	–	–	(988)
	2,069,615	1,076,032	771,933	162,957	934,890	60,448	270,735	66,327	(184,244)	4,293,803
Income (loss) from continuing operations before income taxes	$195,491	$31,944	$(9,805)	$37,867	$28,062	$288	$(270,735)	$(66,327)	$–	(81,277)
Income tax benefit										(14,041)
Loss from continuing operations										$(67,236)
Capital expenditures, excluding acquisitions (including discontinued operations):
Routine	$46,393	$34,304	$1,700	$238	$1,938	$164	$50,104	$–	$–	$132,903
Development	67,321	19,167	–	–	–	1,167	–	–	–	87,655
	$113,714	$53,471	$1,700	$238	$1,938	$1,331	$50,104	$–	$–	$220,558

(a)	Includes loss on divestiture of a hospital of $1.5 million in other operating expenses.

Operating data:

	Year ended December 31,
	2013	2012	2011
Hospital division data:
End of period data:
Number of hospitals:
Transitional care	101	101	103
Inpatient rehabilitation	5	5	4
	106	106	107
Number of licensed beds:
Transitional care	7,315	7,269	7,335
Inpatient rehabilitation	215	215	139
	7,530	7,484	7,474
Revenue mix %:
Medicare	61	62	61
Medicaid	6	6	7
Medicare Advantage	11	10	10
Commercial insurance and other	22	22	22
Admissions:
Medicare	39,091	40,357	34,863
Medicaid	2,929	3,596	4,169
Medicare Advantage	5,996	6,059	4,929
Commercial insurance and other	8,586	9,450	8,144
	56,602	59,462	52,105
Admissions mix %:
Medicare	69	68	67
Medicaid	5	6	8
Medicare Advantage	11	10	9
Commercial insurance and other	15	16	16
Patient days:
Medicare	963,989	1,004,004	883,460
Medicaid	120,591	128,755	136,728
Medicare Advantage	175,467	173,835	148,225
Commercial insurance and other	274,604	289,514	256,735
	1,534,651	1,596,108	1,425,148
Average length of stay:
Medicare	24.7	24.9	25.3
Medicaid	41.2	35.8	32.8
Medicare Advantage	29.3	28.7	30.1
Commercial insurance and other	32.0	30.6	31.5
Weighted average	27.1	26.8	27.4
Revenues per admission:
Medicare	$39,197	$40,096	$39,723
Medicaid	51,005	42,540	39,816
Medicare Advantage	46,343	44,692	46,047
Commercial insurance and other	65,469	59,579	59,832
Weighted average	44,551	43,808	43,472
Revenues per patient day:
Medicare	$1,590	$1,612	$1,568
Medicaid	1,239	1,188	1,214
Medicare Advantage	1,584	1,558	1,531
Commercial insurance and other	2,047	1,945	1,898
Weighted average	1,643	1,632	1,589
Medicare case mix index (discharged patients only)	1.17	1.17	1.18
Average daily census	4,205	4,361	3,905
Occupancy %	63.0	65.6	65.5
Annualized employee turnover %	20.8	19.7	18.0

Operating data (Continued):

	Year ended December 31,
	2013	2012	2011
Nursing center division data:
End of period data:
Number of facilities:
Nursing centers:
Owned or leased	96	96	97
Managed	4	4	4
Assisted living facilities	6	6	6
	106	106	107
Number of licensed beds:
Nursing centers:
Owned or leased	12,153	12,153	12,159
Managed	485	485	485
Assisted living facilities	341	341	413
	12,979	12,979	13,057
Revenue mix %:
Medicare	34	35	38
Medicaid	37	36	35
Medicare Advantage	8	8	7
Private and other	21	21	20
Patient days (a):
Medicare	645,012	688,956	707,749
Medicaid	2,090,076	2,125,804	2,158,064
Medicare Advantage	199,708	197,226	191,816
Private and other	869,880	902,335	914,129
	3,804,676	3,914,321	3,971,758
Patient day mix % (a):
Medicare	17	18	18
Medicaid	55	54	54
Medicare Advantage	5	5	5
Private and other	23	23	23
Revenues per patient day (a):
Medicare Part A	$530	$516	$551
Total Medicare (including Part B)	570	558	589
Medicaid	196	188	182
Medicaid (net of provider taxes) (b)	174	165	162
Medicare Advantage	431	425	422
Private and other	260	250	238
Weighted average	287	279	279
Average daily census (a)	10,424	10,695	10,882
Admissions (a)	41,442	41,917	41,080
Occupancy % (a)	81.4	83.3	84.8
Medicare average length of stay (a)	31.0	31.0	31.9
Annualized employee turnover %	42.8	39.6	37.9

(a)	Excludes managed facilities.
(b)	Provider taxes are recorded in other operating expenses for all periods presented.

Operating data (Continued):

	Year ended December 31,
	2013	2012	2011
Rehabilitation division data:
SRS:
Revenue mix %:
Company-operated	12	11	14
Non-affiliated	88	89	86
Sites of service (at end of period)	1,806	1,726	1,774
Revenue per site	$565,883	$580,357	$535,398
Therapist productivity %	80.2	80.4	80.4
HRS:
Revenue mix %:
Company-operated	33	33	37
Non-affiliated	67	67	63
Sites of service (at end of period):
Inpatient rehabilitation units	104	105	102
LTAC hospitals	121	123	115
Sub-acute units	10	21	25
Outpatient units	144	119	115
Other	−	5	8
	379	373	365
Revenue per site	$831,914	$799,585	$783,412
Annualized employee turnover % (SRS and HRS combined)	13.7	16.9	16.5
Care management division data:
Locations (at end of period)	159	101	51
Annualized employee turnover %	38.0	29.5	32.4

The Year in Review

In 2013, we outlined our five key business strategies that would define our future in a rapidly changing healthcare services marketplace. We remain committed to these strategies and have made significant progress in this regard during 2013. The key elements of our business strategies are:

1.  Providing quality, clinical-based care while efficiently managing our costs;

2.  Repositioning our assets and management time to higher margin, growth businesses;

3.  Expanding our presence in the home health and hospice business;

4.  Developing care management capabilities; and

5.  Accelerating the development of our Integrated Care Market strategy.

Following the substantial government reimbursement reductions in 2011 and 2012, it became apparent that a significant change in our business mix was necessary to reposition the Company for future growth and the successful execution of our strategic plan. As a result, we executed on several transactions that have transformed our operating profile as well as our financial structure and leverage.

First, we declined to renew the leases for 54 non-strategic Ventas nursing centers during the fourth quarter of 2012. These facilities were generally older, less strategic and mostly outside of our key Integrated Care Markets. In addition, they often required higher levels of annual routine capital spending. The exit from these nursing centers was completed in June 2013.

We also completed transactions to sell 15 hospitals and eight nursing centers which generated $227 million in net proceeds. While these transactions had the effect of diluting our short-term earnings, they furthered our long term financial and operational objectives. In particular, the valuations at which these assets were sold exceeded most market comparative multiples and the sales were highly tax efficient. Most importantly, these assets were not critical to our Integrated Care Market strategy and, in our view, would not be as valuable to our enterprise over time.

To further reposition our business mix, we entered into agreements with Ventas in late 2013 to facilitate the early exit of an additional 60 non-strategic leased nursing centers by September 2014. Many of these facilities were similar in nature to those exited in 2013. The operations of these nursing centers along with the other 54 nursing centers have been reclassified to discontinued operations.

In 2013, we continued to acquire home health and hospice businesses primarily in key Integrated Care Markets. Our most recent acquisition of Senior Home Care provided a strategic entry into the Florida market. Our growth in this business has been rapid over the past several years with annualized revenues now over $350 million. We are currently addressing the challenge of successfully integrating all of the varied acquisitions to achieve the operational and financial success that will provide growth in earnings and create processes and standards that are scalable to support future acquisitions and organic growth. Over the long term, we remain convinced that this business is a key component to our Integrated Care Market strategy.

Our progress in 2013 also gives investors a clearer view of the repositioned Company and its redefined continuing operations which include a significantly smaller nursing center division with better opportunities for growth as well as an improved financial position highlighted by increased borrowing capacity, significantly lower rent obligations and declining annual routine capital spending requirements. More importantly, the cash flow generation capabilities of the redefined enterprise are robust and remain a key source funding our strategic growth and investment plans in the future. Our strong cash flows also allowed us to initiate a $0.12 quarterly cash dividend in 2013.

The repositioning transactions also have materially improved the profile of our Company.  For example, annual revenues in our rehabilitation division now exceed those of our nursing center division, increasing our opportunities to grow future net income given the current dynamics of these two businesses. In addition, although smaller in size, our hospital division is more concentrated in key Integrated Care Markets and continues to lead the LTAC hospital industry in terms of annual revenues. Having reduced our annual revenues by over $1 billion through the repositioning, we will continue to adjust our infrastructure costs in 2014 to our new size and scale.

Finally, fiscal 2013 was a challenging operational year on multiple fronts. Like our competitors, each of our businesses experienced reimbursement rate and volume pressures, furthering the need to reduce costs while maintaining the quality of our services and the stability of our employees. In addition, the pace of change in our businesses is accelerating, requiring us to enhance our operational and financial flexibility. Despite the many challenges we face, we believe that the successful execution of our strategic plan in 2013 has better positioned Kindred to compete in a more dynamic healthcare industry that, over time, will reward efficient providers of integrated care delivery.

Hospital division

Revenues declined 3% in 2013 to $2.5 billion and increased 15% in 2012 to $2.6 billion. The decline in revenue growth in 2013 was primarily a result of Medicare reimbursement reductions which began on April 1, 2013 under the Budget Control Act of 2011 and a decline in admissions. Revenue growth in 2012 was primarily a result of the RehabCare Merger and, to a lesser extent, favorable reimbursement rates and an increase in same-facility admissions. Revenues associated with the RehabCare Merger were $569 million in 2012 and $308 million in 2011.

On a same-facility basis, aggregate admissions declined 5% in 2013 and were relatively unchanged in 2012. Medicare same-facility admissions declined 3% in 2013 and were relatively unchanged in 2012, while non-government same-facility admissions declined 6% in 2013 and increased 7% in 2012. The decline in admissions in 2013 was primarily attributable to generally lower healthcare utilization experienced by us and some of our referral sources.

Operating income for 2013 included $8 million related to one-time bonus costs, $6 million of costs incurred in connection with the closing of a TC hospital and litigation charges of $8 million. Operating income for 2012 included $4 million of severance and other costs incurred in connection with the closing of a regional office, closing two TC hospitals and restructuring activities, and $5 million for employment-related lawsuits. Operating income for 2011 included $1 million related to loss on divestiture of a TC hospital. Excluding these charges, hospital operating margins were 21.6% in 2013 compared to 21.9% in 2012 and 20.3% in 2011. The decline in operating margins in 2013 resulted from the previously discussed reimbursement reductions and admissions declines. The increase in operating margins in 2012 was primarily attributable to higher reimbursement rates, cost efficiencies associated with volume growth and cost synergies associated with the RehabCare Merger. Operating income associated with the RehabCare Merger was $124 million in 2012 and $68 million in 2011.

Average hourly wage rates declined 1% in 2013 and were flat in 2012 compared to 2011. Employee benefit costs decreased 7% in 2013 compared to 2012, primarily as a result of a reduction in workers compensation, health, retirement plan and compensated absences expense. Employee benefit costs increased 13% in 2012 compared to 2011, primarily attributable to the RehabCare Merger.

Professional liability costs were $29 million, $35 million and $29 million for 2013, 2012 and 2011, respectively. The decrease in 2013 was attributable to improvement in frequency and severity of claims. The increase in 2012 was primarily attributable to an increase in frequency and severity of claims.

Nursing center division

Revenues were flat in 2013 and declined 1% in 2012. Revenues in 2013 were impacted negatively by a decline in average daily census and to a lesser extent, Medicare reimbursement reductions which began on April 1, 2013 under the Budget Control Act of 2011. The decline in revenues in 2012 was primarily a result of the 2011 CMS Rules. Same-facility admissions declined 1% in 2013 and increased 1% in 2012 compared to prior periods, while same-facility patient days declined 2% in 2013 and 1% in 2012 compared to prior periods as a result of declines in admissions in 2013 and declines in Medicare average length of stay in 2012.

Operating income for 2013 included $5 million related to one-time bonus costs. Operating income for 2012 included $2 million of severance costs incurred in connection with restructuring activities and $1 million of costs incurred in connection with the cancellation of a sub-acute unit project. Excluding these charges, nursing center operating margins were 12.9% in 2013 compared to 13.2% in 2012 and 14.1% in 2011. The decline in operating margins in 2013 was primarily a result of a decline in average daily census and related cost inefficiencies, and the previously discussed reimbursement reductions. The decline in operating margins in 2012 was primarily attributable to the 2011 CMS Rules.

Average hourly wage rates increased 1% in both 2013 and 2012 compared to the previous year. Employee benefit costs decreased 9% in 2013 compared to 2012, primarily as a result of a reduction in workers compensation, health and compensated absences expense and decreased 2% in 2012 compared to 2011, primarily as a result of a reduction in workers compensation expense.

Professional liability costs were $25 million, $15 million and $12 million for 2013, 2012 and 2011, respectively. The increase in 2013 and 2012 was primarily attributable to continued deterioration in the frequency and severity of claims.

Rehabilitation division

Skilled nursing rehabilitation services

Revenues declined 1% in 2013 to $992 million and increased 32% in 2012 to $1.0 billion. Revenue decline in 2013 was primarily attributable to contract pricing concessions with customers related to Medicare reimbursement reductions under the Taxpayer Relief Act that became effective April 1, 2013 and the Middle Class Tax Relief Act of 2012 that became effective October 1, 2012. Revenue growth in 2012 was primarily attributable to the RehabCare Merger, and to a lesser extent, growth in the volume of services provided to existing customers. Revenues associated with the RehabCare Merger were $557 million in 2012 and $315 million in 2011. Revenues derived from non-affiliated customers aggregated $876 million in 2013, $894 million in 2012 and $654 million in 2011.

Operating income for 2013 included $5 million related to one-time bonus costs and $23 million related to a litigation charge. Excluding these charges, skilled nursing rehabilitation services operating margins were 6.6% in 2013 compared to 6.8% in 2012 and 6.5% in 2011. Operating margins declined in 2013 primarily as a result of contract pricing concessions related to the Medicare reimbursement reductions discussed in the preceding paragraph. Based upon improved cash collections, we recognized a change in estimate that reduced the provision for doubtful accounts by $8 million in 2012, which benefitted the 2012 operating margin. Operating income associated with the RehabCare Merger was $34 million in 2012 and $29 million in 2011.

Employee benefit costs decreased 3% in 2013 compared to 2012, primarily as a result of a reduction in health, retirement plan and compensated absences expense. Employee benefit costs increased 36% in 2012 compared to 2011, primarily attributable to the RehabCare Merger.

Hospital rehabilitation services

Revenues declined 2% in 2013 to $287 million and increased 46% in 2012 to $294 million. Revenue decline in 2013 was primarily attributable to contracts terminated during the year. Revenue growth in 2012 was primarily attributable to the RehabCare Merger, and to a lesser extent, growth in new customers and the volume of services provided to existing customers. Revenues associated with the RehabCare Merger were $177 million in 2012 and $109 million in 2011. Revenues derived from non-affiliated customers aggregated $193 million in 2013, $197 million in 2012 and $126 million in 2011.

Operating income for 2013 included $1 million related to one-time bonus costs and $1 million related to severance and retirement costs. Excluding these charges, hospital rehabilitation services operating margins were 26.7% in 2013 compared to 23.8% in 2012 and 21.8% in 2011. The increase in both the 2013 and 2012 operating margins was primarily attributable to improved operating efficiencies. Operating income associated with the RehabCare Merger was $36 million in 2012 and $26 million in 2011.

Employee benefit costs decreased 7% in 2013 compared to 2012, primarily as a result of a reduction in health, retirement plan and compensated absences expense. Employee benefit costs increased 52% in 2012 compared to 2011, primarily attributable to the RehabCare Merger.

Care management division

Revenues increased 57% to $225 million in 2013 and 136% in 2012 to $143 million. Revenue growth in both periods was primarily attributable to acquisitions completed over the last three years.

Operating income for 2013 included $1 million related to one-time bonus costs and $1 million related to severance and retirement costs. Excluding these charges, care management operating margins were 5.3% in 2013, 9.7% in 2012 and 5.1% in 2011. Operating margins in 2013 were negatively impacted by integration costs and the migration to standard operating systems in connection with the development of this business segment. Operating margins in 2012 increased as a result of operating efficiencies associated with increased scale from acquisitions.

Corporate overhead

Operating income for our operating divisions excludes allocations of corporate overhead. These costs aggregated $176 million in 2013, $179 million in 2012 and $175 million in 2011. The decline in 2013 was primarily attributable to lower incentive compensation costs. The increase in 2012 was primarily attributable to the RehabCare Merger. As a percentage of consolidated revenues, corporate overhead totaled 3.6% in 2013, 3.6% in 2012 and 4.1% in 2011.

We recorded approximately $11 million in each of 2012 and 2011 in other income related to an information systems service agreement with PharMerica Corporation (“PharMerica”), which was established on July 31, 2007 upon the completion of the spin-off of our former institutional pharmacy business and the immediate combination with the former institutional pharmacy business of AmerisourceBergen Corporation. PharMerica terminated the information systems service agreement in early 2013.

Transaction costs

Operating results for 2013, 2012 and 2011 included transaction costs associated with acquisition activities totaling $2 million, $2 million and $51 million, respectively. The transaction costs for 2011 were primarily related to the RehabCare Merger.

Other expenses and investment income

Rent expense increased 3% to $318 million in 2013 and 10% to $310 million in 2012. The increase in rent expense in both periods resulted primarily from contractual inflation and contingent rent increases and, in 2012, the RehabCare Merger. Rent expense for 2012 included lease cancellation charges of $2 million incurred in connection with the closing of a regional office and two TC hospitals.

Depreciation and amortization expense was $157 million in 2013, $163 million in 2012 and $129 million in 2011. The decrease in 2013 resulted from lower capital expenditures and an increase in assets becoming fully depreciated as compared to the prior year. The increase in 2012 was primarily the result of the RehabCare Merger, our ongoing capital expenditure program and our hospital development projects.

Interest expense aggregated $108 million in each of 2013 and 2012 compared to $81 million in 2011. The increase in 2012 was attributable to increased borrowings in 2011 necessary to finance the RehabCare Merger and higher interest rates compared to the prior year. Interest expense for 2013 included $1 million of fees and charges associated with the modification of certain of our senior debt and for 2011 included $14 million of financing costs related to the RehabCare Merger.

Investment income related primarily to our insurance subsidiary investments totaled $4 million in 2013 and $1 million in each of 2012 and 2011. Investment income in 2013 increased as a result of $3 million in investment gains realized on equity sales in our insurance subsidiary investment portfolio. Investment income in 2013 and 2011 was negatively impacted by pretax other-than-temporary impairments of investments of approximately $0.1 million and $0.2 million, respectively, held in our insurance subsidiary investment portfolio.

Income taxes

The provision (benefit) for income taxes is based upon our annual reported income or loss for each respective accounting period and includes the effect of certain non-taxable and non-deductible items. Our effective income tax rate was 22.8% in 2013, 172.5% in 2012 and 17.3% in 2011. The effective income tax rate for 2013 and 2012 was negatively impacted by $32 million and $92 million, respectively, representing the portion of pretax asset impairment charges recorded in each period that are not deductible for income tax purposes. The effective income tax rate for 2011 was negatively impacted by certain impairment charges and transaction costs that are non-deductible for income tax purposes. We recorded favorable income tax adjustments related to the resolution of state income tax contingencies from prior years that reduced the provision for income taxes by approximately $0.6 million in 2013, $0.2 million in 2012 and $3 million in 2011.

Consolidated results

Loss from continuing operations before income taxes was $58 million in 2013 compared to $17 million in 2012 and $81 million in 2011. Loss from continuing operations attributable to us was $48 million in both 2013 and 2012 compared to $67 million in 2011. Operating results in 2013 included one-time bonus costs, litigation charges, costs associated with the closing of a TC hospital and a home health location, severance and retirement costs, senior debt modification charges, asset impairment charges and transaction-related costs totaling $143 million ($99 million net of income taxes). Operating results in 2012 included severance costs, lease cancellation charges and restructuring costs related to the closing of a regional office and the closing of two TC hospitals, the cancellation of a sub-acute unit project, employment-related lawsuits, employee severance costs and contract cancellation costs incurred in connection with restructuring activities, asset impairment charges and transaction-related costs totaling $126 million ($113 million net of income taxes). Operating results in 2011 included asset impairment charges, transaction-related costs and a loss on a hospital divestiture totaling $141 million ($107 million net of income taxes). See notes 1, 2, 4 and 5 of the notes to consolidated financial statements.

Results of Operations – Discontinued Operations

Loss from discontinued operations was $36 million in 2013 compared to income from discontinued operations of $13 million in 2012 and $14 million in 2011. Discontinued operations included an unfavorable pretax adjustment of $9 million ($6 million net of income taxes) in 2013 and favorable pretax adjustments of $2 million ($1 million net of income taxes) in 2012 and $3 million ($2 million net of income taxes) in 2011 resulting from changes in estimates for professional liability reserves related to prior years.

We recorded a pretax loss on divestiture of operations of $111 million ($84 million net of income taxes) during 2013 and $8 million ($5 million net of income taxes) during 2012.

See notes 3 and 9 of the notes to consolidated financial statements.

Liquidity

Operating cash flows

Cash flows provided by operations (including discontinued operations) aggregated $199 million for 2013, $263 million for 2012 and $154 million for 2011. During each year, we maintained sufficient liquidity to finance our routine capital expenditures, ongoing development programs and acquisitions (excluding the RehabCare Merger).

Fluctuations in operating cash flows during the past three years were primarily attributable to changes in accounts receivable collections, the timing of income tax payments and the payment of one-time bonuses, lease cancellation, transaction, severance and financing payments. Operating cash flows for 2013 were negatively impacted by $68 million ($44 million net of income taxes) of one-time employee bonus, lease termination, severance and retention, senior debt modification and transaction payments. Operating cash flows for 2012 were negatively impacted by $12 million ($9 million net of income taxes) of lease cancellation, severance, financing and transaction payments. Operating cash flows for 2011 were negatively impacted by $104 million ($84 million net of income taxes) of transaction, severance and financing payments, primarily related to the RehabCare Merger. During 2011, lower accounts receivable collections were primarily a result of temporary billing delays caused by information systems conversions related to the RehabCare Merger and fiscal intermediary processing delays related to the 2011 CMS Rules. Income tax payments were favorably impacted by favorable income tax legislation related to the depreciation of property and equipment in 2011. Excluding one-time bonuses, lease cancellation, transaction, severance, retention and financing payments, our operating cash flows in each of the last three years exceeded our routine and development capital spending.

We utilize our ABL Facility to meet working capital needs and finance our acquisition and development activities. As a result, we typically carry minimal amounts of cash on our consolidated balance sheet. Based upon our expected operating cash flows and the availability of borrowings under our ABL Facility ($396 million at December 31, 2013), management believes that we have the necessary financial resources to satisfy our expected short-term and long-term liquidity needs.

Dividend payments

In August 2013, our Board of Directors approved the initiation of a quarterly cash dividend to our shareholders of $0.12 per common share that was paid on September 9, 2013 to shareholders of record as of the close of business on August 19, 2013. A subsequent quarterly cash dividend of $0.12 per common share was paid on December 9, 2013 to shareholders of record as of the close of business on November 18, 2013. In February 2014, our Board of Directors approved the quarterly cash dividend to our shareholders of $0.12 per common share to be paid on March 27, 2014 to shareholders of record as of the close of business on March 6, 2014. Future declarations of quarterly dividends will be subject to the approval of our Board of Directors. The current cash dividend funding will require the use of approximately $26 million on an annual basis.

Credit facilities and notes

In connection with the RehabCare Merger, we entered into the Credit Facilities and issued the Notes. In 2011, we used proceeds from the Credit Facilities and the Notes to pay the Merger Consideration, repay all amounts outstanding under our and RehabCare’s previous credit facilities and to pay transaction costs. The amounts outstanding under our and RehabCare’s former credit facilities that were repaid at the RehabCare Merger closing were $390 million and $345 million, respectively.

The agreements governing the Credit Facilities and the indenture governing the Notes include a number of restrictive covenants that, among other things and subject to certain exceptions and baskets, impose operating and financial restrictions on us and certain of our subsidiaries. Our ability to pay dividends is limited to certain restricted payment baskets, which may expand based upon accumulated earnings. In addition, we are required to comply with a minimum fixed charge coverage ratio and a maximum total leverage ratio under the Credit Facilities. The financing agreements governing the Credit Facilities and the indenture governing the Notes also contain customary affirmative covenants and events of default. We were in compliance with the terms of the Credit Facilities and the indenture governing the Notes at December 31, 2013.

All obligations under the Credit Facilities are fully and unconditionally guaranteed, subject to certain customary release provisions, by substantially all of our existing and future direct and indirect domestic 100% owned subsidiaries, as well as certain non-100% owned domestic subsidiaries as we may determine from time to time in our sole discretion. The Notes are fully and unconditionally guaranteed, subject to certain customary release provisions, by substantially all of our domestic 100% owned subsidiaries. In addition, the Credit Facilities are collateralized by substantially all of our assets, including certain owned real property.

In August 2013, we completed amendments and restatements to the Credit Facilities to increase our borrowing capacity and to modify certain covenants to improve our financial flexibility. The amendments include, among other things, the following changes: (a) refreshing the option to increase the credit capacity in the aggregate between the Credit Facilities by $250 million; (b) establishing the option to further increase the credit capacity between the Credit Facilities upon satisfaction of a secured leverage ratio; (c) extending the maturity of the ABL Facility by two years to June 2018; (d) eliminating the annual and cumulative limitations on acquisitions; (e) raising to $150 million our basket for paying cash dividends, buying back stock and making other restricted payments; and (f) easing the restrictions on our ability to make investments and enter into joint venture arrangements. The interest rate pricing levels were not changed in connection with these amendments.

In May 2013, we completed an amendment and restatement of our Term Loan Facility to reduce our annual interest cost by 100 basis points. The applicable interest rate on the Term Loan Facility was reduced by 50 basis points to the London Interbank Offered Rate (“LIBOR”) plus 325 basis points (previously LIBOR plus 375 basis points). In addition, the LIBOR floor was reduced to 1.00% from 1.50%.

We recorded fees associated with these amendments of $0.5 million during 2013, which are included in other operating expenses in the accompanying consolidated statement of operations. We also recorded charges associated with these amendments and restatements of $1.5 million during 2013, which are included in interest expense in the accompanying consolidated statement of operations.

The Credit Facilities also included an option to increase the credit capacity in an aggregate amount between the two facilities by $200 million. In October 2012, we exercised this option to increase the credit capacity by completing modifications to increase by $100 million our Term Loan Facility and expand by $100 million the borrowing capacity under our ABL Facility. The additional Term Loan Facility borrowings were issued at 97.5% and the net proceeds were used to pay down a portion of the outstanding balance under the ABL Facility. In connection with the $100 million expansion of the borrowing capacity under our ABL Facility, we also modified the accounts receivable borrowing base which will allow us to more easily access the full amount of the available credit. The other terms of the Term Loan Facility and the ABL Facility were unchanged.

ABL Facility

The ABL Facility has a maturity date of June 2018 and is secured by a first priority lien on eligible accounts receivable, cash, deposit accounts, and certain other assets and property and proceeds from the foregoing (the “First Priority ABL Collateral”). The ABL Facility has a second priority lien on substantially all of our other assets and properties. As of December 31, 2013, we had $256 million outstanding under the ABL Facility. In addition, $8 million of letters of credit were issued under the ABL Facility as of December 31, 2013.

Borrowings under the ABL Facility bear interest at a rate per annum equal to the applicable margin plus, at our option, either: (1) LIBOR determined by reference to the costs of funds for Eurodollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, or (2) a base rate determined by reference to the highest of (a) the prime rate of JPMorgan Chase Bank, N.A., (b) the federal funds effective rate plus one-half of 1.00% and (c) LIBOR as described in subclause (1) plus 1.00%. At December 31, 2013, the applicable margin for borrowings under the ABL Facility was 2.50% with respect to LIBOR borrowings and

1.50% with respect to base rate borrowings. The applicable margin is subject to adjustment each fiscal quarter, based upon average historical excess availability during the preceding quarter.

Term Loan Facility

The Term Loan Facility has a maturity date of June 2018 and is secured by a first priority lien on substantially all of our assets and properties other than the First Priority ABL Collateral and a second priority lien on the First Priority ABL Collateral. The Term Loan Facility net proceeds at the RehabCare Merger totaled $693 million, net of a $7 million original issue discount that will be amortized over the tenor of the Term Loan Facility.

Borrowings under the Term Loan Facility bear interest at a rate per annum equal to an applicable margin plus, at our option, either: (1) LIBOR determined by reference to the costs of funds for Eurodollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, or (2) a base rate determined by reference to the highest of (a) the prime rate of JPMorgan Chase Bank, N.A., (b) the federal funds effective rate plus one-half of 1.00% and (c) LIBOR described in subclause (1) plus 1.00%. LIBOR is subject to an interest rate floor of 1.00%. The applicable margin for borrowings under the Term Loan Facility was 3.25% with respect to LIBOR borrowings and 2.25% with respect to base rate borrowings.

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

Interest rate swaps

In December 2011, we entered into two interest rate swap agreements to hedge our floating interest rate on an aggregate of $225 million of outstanding debt under our Term Loan Facility. The interest rate swaps have an effective date of January 9, 2012, and expire on January 11, 2016. We are required to make payments based upon a fixed interest rate of 1.8925% calculated on the notional amount of $225 million. In exchange, we will receive interest on $225 million at a variable interest rate that is based upon the three-month LIBOR rate, subject to a minimum rate of 1.5%. We determined the interest rate swaps continue to qualify for cash flow hedge accounting treatment at December 31, 2013. However, the Term Loan Facility amendment completed in May 2013 reduced the LIBOR floor from 1.5% to 1.0%, therefore some partial ineffectiveness will result through the expiration of the interest rate swap agreement. For 2013, there was $0.4 million of ineffectiveness recognized related to the interest rate swaps recorded in interest expense. The fair value of the interest rate swaps recorded in other accrued liabilities was $1 million and $3 million at December 31, 2013 and December 31, 2012, respectively.

Other financing activities

As a result of deterioration in professional liability and workers compensation underwriting results of our limited purpose insurance subsidiary in 2012 and 2011, we made capital contributions of $14 million and $9 million in 2013 and 2012, respectively, to our limited purpose insurance subsidiary. Conversely, as a result of improved professional liability underwriting results of our limited purpose insurance subsidiary in 2010, we received a distribution of $3 million in 2011 from our limited purpose insurance subsidiary. These transactions were completed in accordance with applicable regulations. Neither the capital contributions nor the distribution had any impact on earnings.

Future payments of principal and interest due under long-term debt agreements and lease obligations as of December 31, 2013 follow (in thousands):

	Payments due by period
	Term Loan Facility (a)	Notes	ABL Facility(b)	Capital lease obligations	Other long-term debt	Non-cancelable operating leases			Total
Year						Ventas (c)	Other	Subtotal
2014	$42,309	$45,375	$7,192	$5	$523	$206,864	$100,254	$307,118	$402,522
2015	41,970	45,375	7,192	−	4,001	174,415	88,933	263,348	361,886
2016	40,864	45,375	7,192	–	128	176,315	81,900	258,215	351,774
2017	40,408	45,375	7,192	–	10	178,262	65,315	243,577	336,562
2018	765,508	45,375	259,115	–	−	143,957	54,322	198,279	1,268,277
Thereafter	−	569,158	–	–	–	607,446	263,550	870,996	1,440,154
	$931,059	$796,033	$287,883	$5	$4,662	$1,487,259	$654,274	$2,141,533	$4,161,175

(a)

The amount of the Term Loan Facility in the accompanying consolidated balance sheet at December 31, 2013 is net of an unamortized original issue discount of approximately $6 million. The fixed interest rate related to the interest rate swap agreements was applied on $225 million of the Term Loan Facility. The Term Loan Facility interest is based upon the weighted average interest rate of 4.3% for the portion of debt not subject to the interest rate swap agreements and 4.6% for the $225 million of debt subject to the interest rate swap agreements, both as of December 31, 2013.

(b)	The ABL Facility interest is based upon the weighted average interest rate of 2.8% as of December 31, 2013.
(c)	See “Part I – Item 1 – Business – Master Lease Agreements – Rental Amounts and Escalators.”

As of December 31, 2013, we had approximately $307 million of allowances for professional liability risks and approximately $188 million of allowances for workers compensation risks that are excluded from the table above.

Capital Resources

Capital expenditures and acquisitions

Excluding the RehabCare Merger and acquisitions, routine capital expenditures (expenditures necessary to maintain existing facilities that generally do not increase capacity or add services) totaled $101 million in 2013, $115 million in 2012 and $133 million in 2011. Hospital development capital expenditures (primarily new and replacement facility construction) totaled $12 million in 2013, $43 million in 2012 and $68 million in 2011. Nursing center development capital expenditures (primarily the addition of transitional care services for higher acuity patients and new facility construction) was immaterial in 2013, totaled $8 million in 2012 and $19 million in 2011. These capital expenditures were financed primarily through internally generated funds. At December 31, 2013, the estimated cost to complete and equip construction in progress approximated $7 million. We believe that our capital expenditure program is adequate to improve and equip our existing facilities. The reduction in the number of our nursing centers in 2013, primarily related to exiting from the 2012 Expiring Facilities and the 2013 Expiring Facilities, will result in reduced levels of aggregate routine capital spending in 2014 and beyond.

Expenditures for acquisitions totaled $224 million in 2013, $178 million in 2012 and $715 million in 2011. To the extent that the expenditures for acquisitions other than the RehabCare Merger were not financed through the use of operating cash flows, we utilized our ABL Facility to finance these transactions. For the RehabCare Merger, we issued common stock and utilized the ABL Facility, the Term Loan Facility and the Notes to finance the transaction.

The more significant acquisitions in the past three years included the Senior Home Care Acquisition in December 2013 ($95 million), the IntegraCare Acquisition in August 2012 ($71 million), the Professional Acquisition in September 2011 ($51 million), the RehabCare Merger in June 2011 ($662 million in cash and $301 million in our common stock) and the acquisition of previously leased real estate in the last three years ($208 million). In February 2014, we acquired the real estate of two previously leased facilities for $22 million.

Other Information

Effects of inflation and changing prices

We derive a substantial portion of our revenues from the Medicare and Medicaid programs. We have been, and could be in the future, materially adversely affected by the continuing efforts of governmental and private third party payors to contain healthcare costs.

We cannot assure you that reimbursement payments under governmental and private third party payor programs, including Medicare supplemental insurance policies, will remain at levels comparable to present levels or will be sufficient to cover the costs allocable to patients eligible for reimbursement pursuant to these programs. Medicare reimbursement in LTAC hospitals, IRFs and nursing centers, home health and hospice is subject to fixed payments under the Medicare prospective payment systems. In accordance with Medicare laws, CMS makes annual adjustments to Medicare payment rates in many prospective payment systems under what is commonly known as a “market basket update.” Each year, MedPAC makes payment policy recommendations to Congress for a variety of Medicare payment systems. Congress is not obligated to adopt MedPAC recommendations, and, based upon outcomes in previous years, there can be no assurance that Congress will adopt MedPAC’s recommendations in a given year. Medicaid reimbursement rates in many states in which we operate nursing centers also are based upon fixed payment systems. Generally, these rates are adjusted for inflation. However, these adjustments may not reflect the actual increase in the costs of providing healthcare services. In addition, Medicaid reimbursement can be impacted negatively by state budgetary pressures, which may lead to reduced reimbursement or delays in receiving payments. Moreover, we cannot assure you that the facilities operated by us, or the provision of goods and services offered by us, will meet the requirements for participation in such programs.

The reforms contained in the ACA have impacted each of our businesses in some manner and are directed in large part at increased quality and cost reductions. Several of the reforms are very significant and could ultimately change the nature of our services, the methods of payment for our services and the underlying regulatory environment. These reforms include the possible modifications to the conditions of qualification for payment, bundling of payments to cover both acute and post-acute care and the imposition of enrollment limitations on new providers.

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

The Budget Control Act of 2011 (as amended by the Taxpayer Relief Act) instituted an automatic 2% reduction on each claim submitted to Medicare beginning April 1, 2013. Reductions to Medicare reimbursement resulting from the Budget Control Act of 2011 could have a material adverse effect on our business, financial position, results of operations and liquidity.

The Taxpayer Relief Act also reduces Medicare payments by an additional 25% for subsequent procedures when multiple therapy services are provided on the same day. We believe that the new rules related to multiple therapy services will reduce our Medicare revenues by $25 million to $30 million on an annual basis.

On August 1, 2012, CMS issued the 2012 CMS Rules which, among other things, reduced Medicare reimbursement to our TC hospitals in 2013 and beyond by imposing a budget neutrality adjustment and modifying the short-stay outlier rules. Effective December 29, 2012, the 2012 CMS Rules: (1) began a three-year phase-in of a 3.75% budget neutrality adjustment; and (2) restored a payment reduction that will limit payments for very short-stay outliers that will reduce our TC hospital payments by approximately 0.5%.

As previously discussed, the 2011 CMS Rules have significantly reduced Medicare revenues in our nursing center and rehabilitation therapy businesses. We believe that the 2011 CMS Rules reduced our revenues on an annual basis by approximately $100 million in our nursing center business and have negatively impacted our rehabilitation therapy business by approximately $50 million.

On November 22, 2013, CMS issued final regulations regarding Medicare payment rates for home health agencies effective January 1, 2014. These final regulations which, among other things, implemented a 2.73% rebasing adjustment mandated under the ACA. Rebasing the rates includes adjustments to the 60-day episode and per visit payment rates, the non-national medical supply conversion factor and low utilization payment factors. The rebasing is expected to reduce payment rates by 2.8% in each of the next four years, beginning January 1, 2014.

Congress, MedPAC, and CMS will continue to address reimbursement rates for a variety of healthcare settings. We cannot predict the adjustments to Medicare payment rates that Congress or CMS may make in the future. Any downward adjustment to rates for the types of services we provide could have a material adverse effect on our business, financial position, results of operations and liquidity.

The LTAC Legislation creates new Medicare criteria and payment rules for LTAC hospitals. Under the new criteria, LTAC hospitals treating patients with at least a three-day prior stay in an acute care hospital intensive care unit and patients on prolonged mechanical ventilation admitted from an acute care hospital will continue to receive payment under LTAC PPS. Other patients will continue to have access to LTAC care, whether they are admitted to LTAC hospitals from acute care hospitals or directly from other settings or the community. LTAC hospitals will be paid at a “site-neutral” rate for these patients, based on the lesser of per diem Medicare rates paid for patients with the same diagnoses under IPPS or LTAC costs.

The effective date of the new patient criteria is October 1, 2015, followed by a two-year phase-in period tied to each LTAC hospital’s cost reporting period. During the phase-in period, payment for patients receiving the site neutral rate will be based 50% on the current LTAC PPS and 50% on the new site neutral rate. Approximately 70% of our LTAC hospitals have a cost reporting period starting on or after July 1 of each year. Accordingly, the phase-in will not begin for most of our hospitals until after July 1, 2016 and full implementation of the new criteria will not begin until after July 1, 2018.

We continue to analyze Medicare and internal data to estimate the number of our cases that will continue to be paid under the LTAC PPS rate. At this time, we estimate that approximately 40% of our current LTAC patients will be paid at the site neutral rate under the new criteria once it is fully phased-in. The site-neutral payment rates will be based on the lesser of per diem Medicare rates paid for patients with the same diagnoses under IPPS or LTAC costs. There can be no assurance that these site neutral payments will not be materially less than the payments currently provided under LTAC PPS.

The additional patient criteria imposed by LTAC Legislation will reduce the population of patients eligible for LTAC PPS and change the basis upon which we are paid for other patients. These changes could have a material adverse effect on our business, financial position, results of operations and liquidity.

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

The following table provides information about our financial instruments as of December 31, 2013 that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted average interest rates by expected maturity date.

Interest Rate Sensitivity

Principal (Notional) Amount by Expected Maturity

Average Interest Rate

(Dollars in thousands)

	Expected maturities							Fair value 12/31/13
	2014	2015	2016	2017	2018	Thereafter	Total
Liabilities:
Long-term debt, including amounts due within one year:
Fixed rate:
Notes	$–	$–	$–	$–	$–	$550,000	$550,000	$585,750
Other	109	116	123	10	–	–	358	357	(a)
	$109	$116	$123	$10	$–	$550,000	$550,358	$586,107
Average interest rate	6.0%	6.0%	6.0%	6.0%		8.3%
Variable rate:
ABL Facility (b)	$–	$–	$–	$–	$256,100	$–	$256,100	$256,100
Term Loan Facility (c,d)	7,875	7,875	7,875	7,875	752,062	–	783,562	784,032
Other (e)	233	3,720	–	–	–	–	3,953	3,953
	$8,108	$11,595	$7,875	$7,875	$1,008,162	$–	$1,043,615	$1,044,085

(a)	Calculated based upon the net present value of future principal and interest payments using a discount rate of 6%.
(b)

Interest on borrowings under our ABL Facility is payable at a rate per annum equal to the applicable margin plus, at our option, either: (1) LIBOR determined by reference to the costs of funds for Eurodollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, or (2) a base rate determined by reference to the highest of: (a) the prime rate of JPMorgan Chase Bank, N.A., (b) the federal funds effective rate plus one-half of 1.00% and (c) LIBOR as described in subclause (1) plus 1.00%. At December 31, 2013, the applicable margin for borrowings under the ABL Facility was 2.50% with respect to LIBOR borrowings and 1.50% with respect to base rate borrowings. The applicable margin is subject to adjustment each fiscal quarter, based upon average historical excess availability during the preceding quarter.

(c)

Interest on borrowings under the Term Loan Facility is payable at a rate per annum equal to an applicable margin plus, at our option, either: (1) LIBOR determined by reference to the costs of funds for Eurodollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, or (2) a base rate determined by reference to the highest of: (a) the prime rate of JPMorgan Chase Bank, N.A., (b) the federal funds effective rate plus one-half of 1.00% and (c) LIBOR described in subclause (1) plus 1.00%. LIBOR is subject to an interest rate floor of 1.00%. The applicable margin for borrowings under the Term Loan Facility was 3.25% with respect to LIBOR borrowings and 2.25% with respect to base rate borrowings. The expected maturities for the Term Loan Facility exclude the original issue discount of approximately $6 million.

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

The information required by this Item 8 is included in appendix pages F-2 through F-58 of this Annual Report on Form 10-K and incorporated herein by reference.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures and Changes in Internal Control over Financial Reporting

We have carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2013, the disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, are effective.

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Based upon our assessment, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2013, based upon the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (1992).

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below are the names, ages (as of January 1, 2014) and present and past positions of our current executive officers:

Name	Age	Position
Paul J. Diaz	52	Chief Executive Officer
Benjamin A. Breier	42	President and Chief Operating Officer
Stephen D. Farber	44	Executive Vice President, Chief Financial Officer
Lane M. Bowen	63	Executive Vice President and President, Nursing Center Division
Patricia M. Henry	60	President, RehabCare
Steven L. Monaghan	61	President, Hospital Division
Jon B. Rousseau	40	President, Care Management Division
William M. Altman	54	Executive Vice President for Strategy, Policy and Integrated Care
Stephen R. Cunanan	49	Chief People Officer
Joseph L. Landenwich	49	Co-General Counsel and Corporate Secretary
M. Suzanne Riedman	62	General Counsel and Chief Diversity Officer

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

Stephen D. Farber has served as our Executive Vice President, Chief Financial Officer since February 2014. Prior to joining us, Mr. Farber served as Executive Vice President and Chief Financial Officer of Rural/Metro Corporation, the nation’s leading provider of ambulance, fire protection and safety services, from May 2013 to December 2013, where he led such company’s financial restructuring efforts.  Prior to joining Rural/Metro Corporation, Mr. Farber’s principal roles included serving (1) from 2011 to 2012 as Executive-in-Residence with Warburg Pincus LLC, a global private equity firm, (2) from 2006 to 2009 as Chairman and Chief Executive Officer of Connance, Inc., a predictive analytics provider to healthcare companies, and (3) from 2002 to 2005 as Chief Financial Officer of Tenet Healthcare Corporation (NYSE:THC), at the time, the nation’s second largest hospital operator.

Lane M. Bowen has served as our Executive Vice President since February 2005 and as President, Nursing Center Division since October 2002.

Patricia M. Henry has served as our President, RehabCare since December 2011. She served as Executive Vice President, Skilled Rehabilitation Services Operations, RehabCare from June 2011 to December 2011. Prior to joining us, Ms. Henry served as Executive Vice President, Operations of RehabCare from October 2006 to June 2011.

Steven L. Monaghan has served as our President, Hospital Division since October 2013, and as our Executive Vice President, Central Region, Hospital Division from January 1999 to September 2013.

Jon B. Rousseau has served as our President, Care Management Division since July 2013. Prior to joining us, Mr. Rousseau served as Vice President of Global Marketing for Mylan, Inc. (NASDAQ:MYL), a specialty pharmaceutical company focused on the development, manufacturing and marketing of prescription drug products, from August  2012 to June 2013, and as Vice President of North American Marketing from May 2011 to August 2012. Prior to joining Mylan, Mr. Rousseau served as Global Senior Director for the continuous glucose monitoring franchise of Medtronic, Inc. (NYSE:MDT), the world’s leading medical device maker, from November 2007 to April 2011, and led major corporate strategic initiatives and business development for multiple business units at Medtronic from February 2006 to November 2007.

William M. Altman, an attorney, has served as our Executive Vice President for Strategy, Policy and Integrated Care since May 2012. He served as our Senior Vice President, Strategy and Public Policy from January 2008 to May 2012 and as Senior Vice President, Compliance and Government Programs from April 2002 to December 2007.

Stephen R. Cunanan has served as our Chief People Officer since June 2013. Prior to joining us, Mr. Cunanan served as Chief Human Resources Officer for Catalyst Health Solutions, Inc. (formerly NASDAQ:CHSI), a Fortune 500 pharmacy benefit management and specialty pharmacy organization, from July 2011 to August 2012, and as Global Vice President, Human Resources for Johnson & Johnson (NYSE:JNJ), a Fortune 500 medical devices, pharmaceutical and consumer packaged goods manufacturer, from 2007 through July 2011.

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

As noted above, Mr. Farber served as Executive Vice President and Chief Financial Officer of Rural/Metro Corporation from May 2013 to December 2013, where he led such company’s financial restructuring. Rural/Metro Corporation and its affiliates filed a voluntary petition under the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware on August 4, 2013.

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

The information required by this Item is omitted because we are filing a definitive proxy statement, which will include the required information under the sections titled Director Independence, Code of Business Conduct and Ethics, and Related Person Transactions, pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K. The required information contained in our proxy statement is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information required by this Item is omitted because we are filing a definitive proxy statement, which will include the required information under the section titled Proposal to Ratify the Appointment of PricewaterhouseCoopers LLP as our Independent Registered Public Accounting Firm for Fiscal Year 2014, pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K. The required information contained in our proxy statement is incorporated herein by reference.

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

2.11*

Asset Purchase Agreement, dated as of April 24, 2013, by and among Kindred Healthcare Operating, Inc., Vibra Healthcare II, LLC, Kindred Healthcare, Inc. and Vibra Healthcare, LLC.  Exhibit 2.1 to the Company’s Form 10-Q for the quarterly period ended June 30, 2013 (Comm. File No. 001-14057) is hereby incorporated by reference.

2.12

Amendment No. 1 to Asset Purchase Agreement dated as of April 24, 2013, dated as of June 14, 2013 by and between Kindred Healthcare Operating, Inc., Vibra Healthcare II, LLC, Kindred Healthcare, Inc. and Vibra Healthcare, LLC.  Exhibit 2.2 to the Company’s Form 10-Q for the quarterly period ended June 30, 2013 (Comm. File No. 001-14057) is hereby incorporated by reference.

2.13*

Amendment No. 2 to Asset Purchase Agreement dated as of April 24, 2013 (as amended by Amendment No. 1 dated     June 14, 2013), dated as of August 29, 2013 by and between Kindred Healthcare Operating, Inc., Vibra Healthcare II, LLC, Kindred Healthcare, Inc. and Vibra Healthcare, LLC.  Exhibit 2.1 to the Company’s Form 10-Q for the quarterly period ended September 30, 2013 (Comm. File No. 001-14057) is hereby incorporated by reference.

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

4.5

Third Supplemental Indenture, dated as of June 13, 2012, among Kindred Healthcare, Inc., the Subsidiary Guarantors party thereto and Wells Fargo Bank, National Association, as trustee.  Exhibit 4.5 to the Company’s Form 10-K for the year ended December 31, 2012 (Comm. File No. 001-14057) is hereby incorporated by reference.

4.6

Fourth Supplemental Indenture, dated as of September 28, 2012, among Kindred Healthcare, Inc., the Subsidiary Guarantors party thereto and Wells Fargo Bank, National Association, as trustee.  Exhibit 4.6 to the Company’s Form 10-K for the year ended December 31, 2012 (Comm. File No. 001-14057) is hereby incorporated by reference.

4.7	Fifth Supplemental Indenture, dated as of November 6, 2013, among Kindred Healthcare, Inc., the Subsidiary Guarantors party thereto and Wells Fargo Bank, National Association, as trustee.

4.8*

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

4.10

Second Joinder Agreement to the Registration Rights Agreement, dated as of September 28, 2011, among the Subsidiary Guarantors party thereto. Exhibit 4.2 to the Company’s Current Report on Form 8-K dated September 28, 2011 (Comm. File No. 001-14057) is hereby incorporated by reference.

Exhibit number	Description of document
10.1*

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

10.2*

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

10.3

Form of Indemnification Agreement between the Company and certain of its officers and employees. Exhibit 10.31 to the Ventas, Inc. Form 10-K for the year ended December 31, 1995 (Comm. File No. 001-10989) is hereby incorporated by reference.

10.4

Form of Indemnification Agreement between the Company and each member of its Board of Directors. Exhibit 10.21 to the Company’s Form 10-K for the year ended December 31, 2001 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.5**

Kindred Deferred Compensation Plan, Third Amendment and Restatement effective as of January 1, 2009. Exhibit 10.4 to the Company’s Form 10-Q for the quarterly period ended September 30, 2008 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.6**

Amendment No. 1 to the Third Amendment and Restatement of the Kindred Deferred Compensation Plan, effective as of December 21, 2011. Exhibit 10.9 to the Company’s Form 10-K for the year ended December 31, 2011 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.7**

Amendment No. 2 to the Third Amendment and Restatement of the Kindred Deferred Compensation Plan, effective as of January 1, 2013.  Exhibit 10.9 to the Company’s Form 10-K for the year ended December 31, 2012 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.8**

Amended and Restated Kindred Healthcare, Inc. Long-Term Incentive Plan. Exhibit 10.5 to the Company’s Form 10-Q for the quarterly period ended March 31, 2009 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.9**

Amended and Restated Kindred Healthcare, Inc. Short-Term Incentive Plan. Exhibit 10.3 to the Company’s Form 10-Q for the quarterly period ended September 30, 2008 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.10**

Kindred Healthcare, Inc. Short-Term Incentive Plan. Annex A to the Company’s Definitive Proxy Statement on Schedule 14A dated April 4, 2013 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.11**

Kindred Healthcare, Inc. Long-Term Incentive Plan. Annex B to the Company’s Definitive Proxy Statement on Schedule 14A dated April 4, 2013 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.12**	Agreement dated as of December 12, 2013 by and between Kindred Healthcare, Inc. and Edward L. Kuntz.

10.13**	Consulting Agreement dated as of December 12, 2013 by and between Kindred Healthcare, Inc. and Edward L. Kuntz.

10.14**

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

10.17**

Employment Agreement dated as of October 28, 2013 by and between Kindred Healthcare Operating, Inc. and Richard E. Chapman. Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 28, 2013 (Comm. File No. 001-14057) is hereby incorporated by reference.

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

10.35**

Employment Agreement dated as of June 3, 2013 by and between Kindred Healthcare Operating, Inc. and Stephen R. Cunanan.  Exhibit 10.6 to the Company’s Form 10-Q for the quarterly period ended June 30, 2013 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.36**

Change-in-Control Severance Agreement dated as of June 3, 2013 by and between Kindred Healthcare Operating, Inc. and Stephen R. Cunanan. Exhibit 10.7 to the Company’s Form 10-Q for the quarterly period ended June 30, 2013 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.37**

Employment Agreement dated as of July 15, 2013 by and between Kindred Healthcare Operating, Inc. and Jon B. Rousseau.  Exhibit 10.2 to the Company’s Form 10-Q for the quarterly period ended September 30, 2013 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.38**

Change-in-Control Severance Agreement dated as of July 15, 2013 by and between Kindred Healthcare Operating, Inc. and Jon B. Rousseau.  Exhibit 10.3 to the Company’s Form 10-Q for the quarterly period ended September 30, 2013 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.39**

Employment Agreement dated as of September 30, 2013 by and between Kindred Healthcare Operating, Inc. and

Steven L. Monaghan.  Exhibit 10.6 to the Company’s Form 10-Q for the quarterly period ended September 30, 2013 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.40**

Change-in-Control Severance Agreement dated as of September 30, 2013 by and between Kindred Healthcare Operating, Inc. and Steven L. Monaghan.  Exhibit 10.7 to the Company’s Form 10-Q for the quarterly period ended September 30, 2013 (Comm. File No. 001-14057) is hereby incorporated by reference.

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

10.45

Side Letter dated as of March 1, 2013 to the Second Amended and Restated Master Lease Agreement No. 1.  Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended March 31, 2013 (Comm. File No. 001-14057) is hereby incorporated by reference.

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

10.50

Amendment to Memorandum of Lease and Specific Property Lease Amendment dated as of January 9, 2009 by and between Ventas Realty, Limited Partnership, as Lessor and Kindred Healthcare, Inc. and Kindred Healthcare Operating, Inc. as Tenant. Exhibit 10.2 to the Company’s Form 10-Q for the quarterly period ended March 31, 2009 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.51

Second Amended and Restated Master Lease Agreement No. 4 dated as of April 27, 2007 for Lease Executed by Ventas Realty, Limited Partnership, as Lessor and Kindred Healthcare, Inc. and Kindred Healthcare Operating, Inc. as Tenant. Exhibit 10.6 to the Company’s Form 10-Q for the quarterly period ended June 30, 2007 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.52

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

10.54

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

10.55

Side Letter dated as of May 23, 2012 to the Second Amended and Restated Master Lease Agreements Nos. 1, 2, 3 and 4. Exhibit 10.10 to the Company’s Form 10-Q for the quarterly period ended June 30, 2012 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.56

Side Letter dated as of January 29, 2013 to the Second Amended and Restated Master Lease Agreements Nos. 1, 2, 3 and 4.  Exhibit 10.49 to the Company’s Form 10-K for the year ended December 31, 2012 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.57

Side Letter, dated as of May 1, 2013 to the Second Amended and Restated Master Lease Agreement Nos. 1, 2, 3 and 4.  Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended June 30, 2013 (Comm. File No. 001-14057) is hereby incorporated by reference.

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

10.60

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
10.62

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

10.65

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

10.74**

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

10.77**

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

10.79**

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

10.81**

Form of Kindred Healthcare, Inc. Performance Unit Award Agreement under the 2011 Stock Incentive Plan. Exhibit 10.3 to the Company’s Form 10-Q for the quarterly period ended March 31, 2012 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.82**

Kindred Healthcare, Inc. 2012 Equity Plan for Non-Employee Directors. Annex A to the Company’s Definitive Proxy Statement on Schedule 14A dated April 3, 2012 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.83**

Form of Kindred Healthcare, Inc. Restricted Share Award Agreement under the 2012 Equity Plan for Non-Employee Directors.  Exhibit 10.80 to the Company’s Form 10-K for the year ended December 31, 2012 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.84**

Form of Kindred Healthcare, Inc. Non-Qualified Stock Option Grant Agreement under the 2012 Equity Plan for Non-Employee Directors.  Exhibit 10.81 to the Company’s Form 10-K for the year ended December 31, 2012 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.85	Other Debt Instruments – Copies of debt instruments for which the related debt is less than 10% of total assets will be furnished to the SEC upon request.

21	List of Subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

31	Rule 13a-14(a)/15d-14(a) Certifications.

32	Section 1350 Certifications.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	The Company will furnish supplementally to the SEC upon request a copy of any omitted exhibit or schedule.
**	Compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of this Annual Report on Form 10-K.
(b)	Exhibits.

The response to this portion of Item 15 is submitted as a separate section of this Annual Report on Form 10-K.

(c)	Financial Statement Schedules.

The response to this portion of Item 15 is included on page F-58 of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 28, 2014	KINDRED HEALTHCARE, INC.

	By:	/s/ Paul J. Diaz
Paul J. Diaz Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Joel Ackerman Joel Ackerman	Director	February 28, 2014
/s/ Jonathan D. Blum Jonathan D. Blum	Director	February 28, 2014
/s/ Thomas P. Cooper, M.D. Thomas P. Cooper, M.D.	Director	February 28, 2014
/s/ Christopher T. Hjelm Christopher T. Hjelm	Director	February 28, 2014
/s/ Frederick J. Kleisner Frederick J. Kleisner	Director	February 28, 2014
/s/ John H. Short, Ph.D. John H. Short, Ph.D.	Director	February 28, 2014
/s/ Phyllis R. Yale Phyllis R. Yale	Director	February 28, 2014
/s/ Edward L. Kuntz Edward L. Kuntz	Chairman of the Board	February 28, 2014
/s/ Paul J. Diaz Paul J. Diaz	Director and Chief Executive Officer (Principal Executive Officer)	February 28, 2014
/s/ Stephen D. Farber Stephen D. Farber	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	February 28, 2014
/s/ John J. Lucchese John J. Lucchese	Senior Vice President and Corporate Controller (Principal Accounting Officer)	February 28, 2014

KINDRED HEALTHCARE, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULES

(a)	All other schedules have been omitted because the required information is not present or not present in material amounts.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

of Kindred Healthcare, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Kindred Healthcare, Inc. and its subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Controls over Financial Reporting under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/   PRICEWATERHOUSECOOPERS LLP

Louisville, Kentucky

February 28, 2014

KINDRED HEALTHCARE, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(In thousands, except per share amounts)

	Year ended December 31,
	2013	2012		2011
Revenues	$4,900,510		$4,928,509		$4,212,526
Salaries, wages and benefits	2,988,487		3,012,321		2,576,673
Supplies	328,999		343,102		314,102
Rent	318,077		310,178		281,330
Other operating expenses	985,883		914,272		852,537
Other income	(1,440)		(12,660)		(13,180)
Impairment charges	77,193		108,953		73,554
Depreciation and amortization	157,329		162,685		128,875
Interest expense	108,049		107,875		80,900
Investment income	(4,051)		(997)		(988)
	4,958,526		4,945,729		4,293,803
Loss from continuing operations before income taxes	(58,016)		(17,220)		(81,277)
Provision (benefit) for income taxes	(13,204)		29,707		(14,041)
Loss from continuing operations	(44,812)		(46,927)		(67,236)
Discontinued operations, net of income taxes:
Income (loss) from operations	(36,136)		12,348		13,517
Loss on divestiture of operations	(83,887)		(4,745)		–
Income (loss) from discontinued operations	(120,023)		7,603		13,517
Net loss	(164,835)		(39,324)		(53,719)
(Earnings) loss attributable to noncontrolling interests	(3,657)		(1,043)		238
Loss attributable to Kindred	$(168,492)		$(40,367)		$(53,481)
Amounts attributable to Kindred stockholders:
Loss from continuing operations	$(48,469)		$(47,970)		$(66,998)
Income (loss) from discontinued operations	(120,023)		7,603		13,517
Net loss	$(168,492)		$(40,367)		$(53,481)
Loss per common share:
Basic:
Loss from continuing operations	$(0.93)		$(0.93)		$(1.45)
Discontinued operations:
Income (loss) from operations	(0.69)		0.24		0.29
Loss on divestiture of operations	(1.61)		(0.09)		–
Income (loss) from discontinued operations	(2.30)		0.15		0.29
Net loss	$(3.23)		$(0.78)		$(1.16)
Diluted:
Loss from continuing operations	$(0.93)		$(0.93)		$(1.45)
Discontinued operations:
Income (loss) from operations	(0.69)		0.24		0.29
Loss on divestiture of operations	(1.61)		(0.09)		–
Income (loss) from discontinued operations	(2.30)		0.15		0.29
Net loss	$(3.23)		$(0.78)		$(1.16)
Shares used in computing loss per common share:
Basic	52,249		51,659		46,280
Diluted	52,249		51,659		46,280
Cash dividends declared and paid per common share	$0.24	$	−	$	−

See accompanying notes.

KINDRED HEALTHCARE, INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS

(In thousands)

	Year ended December 31,
	2013	2012	2011
Net loss	$(164,835)	$(39,324)	$(53,719)
Other comprehensive income (loss):
Available-for-sale securities (See Note 10):
Change in unrealized investment gains (losses)	2,877	1,383	(518)
Reclassification of (gains) losses realized in net loss	(3,237)	(95)	40
Net change	(360)	1,288	(478)
Interest rate swaps (See Notes 1 and 12):
Change in unrealized gains (losses)	1,212	(1,834)	(815)
Reclassification of ineffectiveness realized in net loss	(373)	−	−
Reclassification of losses realized in net loss, net of payments	−	206	–
Net change	839	(1,628)	(815)
Defined benefit post-retirement plan:
Unrealized gain (loss) due to fair value adjustments	2,466	(590)	(1,301)
Income tax expense (benefit) related to items of other comprehensive income (loss)	(1,315)	517	990
Other comprehensive income (loss)	1,630	(413)	(1,604)
Comprehensive loss	(163,205)	(39,737)	(55,323)
(Earnings) loss attributable to noncontrolling interests	(3,657)	(1,043)	238
Comprehensive loss attributable to Kindred	$(166,862)	$(40,780)	$(55,085)

See accompanying notes.

KINDRED HEALTHCARE, INC.

CONSOLIDATED BALANCE SHEET

(In thousands, except per share amounts)

	December 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$35,972	$50,007
Cash–restricted	3,713	5,197
Insurance subsidiary investments	96,295	86,168
Accounts receivable less allowance for loss of $41,025 – 2013 and $23,959 – 2012	916,529	1,038,605
Inventories	25,780	32,021
Deferred tax assets	37,920	12,663
Income taxes	36,846	13,573
Other	43,673	35,532
	1,196,728	1,273,766
Property and equipment, at cost:
Land	82,444	93,178
Buildings	984,134	1,209,919
Equipment	815,670	900,136
Construction in progress	24,118	23,670
	1,906,366	2,226,903
Accumulated depreciation	(979,791)	(1,083,777)
	926,575	1,143,126
Goodwill	992,102	1,041,266
Intangible assets less accumulated amortization of $52,211 – 2013 and $34,854 – 2012	423,303	439,767
Assets held for sale	20,978	4,131
Insurance subsidiary investments	149,094	116,424
Deferred tax assets	17,043	–
Other	220,046	219,466
Total assets	$3,945,869	$4,237,946
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$181,772	$210,668
Salaries, wages and other compensation	361,192	389,009
Due to third party payors	33,747	35,420
Professional liability risks	60,993	54,088
Other accrued liabilities	146,495	137,204
Long-term debt due within one year	8,222	8,942
	792,421	835,331
Long-term debt	1,579,391	1,648,706
Professional liability risks	246,230	236,630
Deferred tax liabilities	−	9,764
Deferred credits and other liabilities	206,611	214,671
Commitments and contingencies (Note 13)
Equity:
Stockholders’ equity:
Preferred stock, $0.25 par value; authorized 1,000 shares; none issued and outstanding	–	–
Common stock, $0.25 par value; authorized 175,000 shares; issued 54,165 shares – 2013 and 53,280 shares – 2012	13,541	13,320
Capital in excess of par value	1,146,193	1,145,922
Accumulated other comprehensive loss	(252)	(1,882)
Retained earnings (deficit)	(76,825)	98,799
	1,082,657	1,256,159
Noncontrolling interests	38,559	36,685
Total equity	1,121,216	1,292,844
Total liabilities and equity	$3,945,869	$4,237,946

See accompanying notes.

KINDRED HEALTHCARE, INC.

CONSOLIDATED STATEMENT OF EQUITY

(In thousands)

		Attributable to Kindred stockholders
	Redeemable noncontrolling interests	Shares of common stock	Par value common stock	Capital in excess of par value	Accumulated other comprehensive income/(loss)	Retained earnings (deficit)	Nonredeemable noncontrolling interests	Total
Balances, December 31, 2010	$–	39,495	$9,874	$828,593	$135	$193,157	$–	$1,031,759
Acquired noncontrolling interests	23,869						23,990	23,990
Comprehensive income (loss):
Net income (loss)	424					(53,481)	(662)	(54,143)
Net unrealized investment losses, net of income taxes					(311)			(311)
Other					(1,293)			(1,293)
Comprehensive income (loss)	424							(55,747)
Grant of non-vested restricted stock		374	93	(93)				–
Issuance of common stock in connection with employee benefit plans		415	104	3,030		(115)		3,019
Shares tendered by employees for statutory tax withholdings upon issuance of common stock		(156)	(39)	(2,983)		(389)		(3,411)
Stock-based compensation amortization				12,819				12,819
Income tax benefit in connection with the issuance of common stock under employee benefit plans				389				389
Shares issued in connection with the RehabCare Merger		11,988	2,997	297,429				300,426
Purchase of noncontrolling interests				(995)			(6,297)	(7,292)
Reclassification of noncontrolling interests	(14,589)						14,589	14,589
Balances, December 31, 2011	9,704	52,116	13,029	1,138,189	(1,469)	139,172	31,620	1,320,541
Comprehensive income (loss):
Net income (loss)	140					(40,367)	903	(39,464)
Net unrealized investment gains, net of income taxes					837			837
Other					(1,250)			(1,250)
Comprehensive income (loss)	140							(39,877)
Grant of non-vested restricted stock		1,079	270	(270)				–
Issuance of common stock in connection with employee benefit plans		248	62	85				147
Shares tendered by employees for statutory tax withholdings upon issuance of common stock		(163)	(41)	(1,863)		(6)		(1,910)
Stock-based compensation amortization				10,852				10,852
Income tax provision in connection with the issuance of common stock under employee benefit plans				(2,405)				(2,405)
Contributions made by noncontrolling interests							200	200
Distributions to noncontrolling interests	(571)						(3,258)	(3,258)
Purchase of noncontrolling interests	(2,031)			1,334			(22)	1,312
Reclassification of noncontrolling interests	(7,242)						7,242	7,242
Balances, December 31, 2012	–	53,280	13,320	1,145,922	(1,882)	98,799	36,685	1,292,844
Comprehensive loss:
Net income (loss)						(168,492)	3,657	(164,835)
Net unrealized investment losses, net of income taxes					(234)			(234)
Other					1,864			1,864
Comprehensive loss								(163,205)
Grant of non-vested restricted stock		756	189	(189)				–
Issuance of common stock in connection with employee benefit plans		411	103	496		(138)		461
Shares tendered by employees for statutory tax withholdings upon issuance of common stock		(282)	(71)	(2,787)		(495)		(3,353)
Stock-based compensation amortization				11,183				11,183
Income tax provision in connection with the issuance of common stock under employee benefit plans				(1,930)				(1,930)
Contribution made by noncontrolling interests							268	268
Distributions to noncontrolling interests							(2,051)	(2,051)
Dividends paid				(6,502)		(6,499)		(13,001)
Balances, December 31, 2013	$–	54,165	$13,541	$1,146,193	$(252)	$(76,825)	$38,559	$1,121,216

See accompanying notes.

KINDRED HEALTHCARE, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

	Year ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net loss	$(164,835)	$(39,324)	$(53,719)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	182,389	201,484	165,594
Amortization of stock-based compensation costs	11,183	10,852	12,819
Amortization of deferred financing costs	11,905	9,683	7,581
Payment of lender fees related to senior debt modifications and debt issuance	(6,189)	(2,940)	(46,232)
Provision for doubtful accounts	44,640	23,692	35,133
Deferred income taxes	(36,650)	(11,524)	195
Impairment charges	87,825	110,856	129,281
Loss on divestiture of discontinued operations	83,887	4,745	–
Other	4,301	1,772	(2,063)
Change in operating assets and liabilities:
Accounts receivable	52,271	(58,705)	(144,830)
Inventories and other assets	4,262	(29,382)	(802)
Accounts payable	(22,095)	(6,515)	685
Income taxes	(17,032)	29,991	(4,745)
Due to third party payors	(1,671)	(2,723)	568
Other accrued liabilities	(34,779)	20,600	54,241
Net cash provided by operating activities	199,412	262,562	153,706
Cash flows from investing activities:
Routine capital expenditures	(100,908)	(115,175)	(132,903)
Development capital expenditures	(11,824)	(50,322)	(87,655)
Acquisitions, net of cash acquired	(224,319)	(178,212)	(715,458)
Sale of assets	250,606	1,260	1,714
Purchase of insurance subsidiary investments	(46,127)	(38,041)	(35,623)
Sale of insurance subsidiary investments	49,954	38,363	46,307
Net change in insurance subsidiary cash and cash equivalents	(44,077)	(21,285)	(14,213)
Change in other investments	122	1,465	1,003
Other	376	(539)	(512)
Net cash used in investing activities	(126,197)	(362,486)	(937,340)
Cash flows from financing activities:
Proceeds from borrowings under revolving credit	1,675,800	1,784,300	2,126,800
Repayment of borrowings under revolving credit	(1,740,400)	(1,757,100)	(2,198,300)
Proceeds from issuance of senior unsecured notes	–	–	550,000
Proceeds from issuance of term loan, net of discount	–	97,500	693,000
Repayment of other long-term debt	(6,876)	(10,664)	(350,878)
Payment of deferred financing costs	(1,666)	(1,465)	(9,098)
Contribution made by noncontrolling interests	–	200	–
Distribution made to noncontrolling interests	(2,051)	(3,829)	–
Purchase of noncontrolling interests	–	(719)	(7,292)
Issuance of common stock	461	147	3,019
Dividends paid	(13,001)	−	−
Other	483	–	776
Net cash provided by (used in) financing activities	(87,250)	108,370	808,027
Change in cash and cash equivalents	(14,035)	8,446	24,393
Cash and cash equivalents at beginning of period	50,007	41,561	17,168
Cash and cash equivalents at end of period	$35,972	$50,007	$41,561
Supplemental information:
Interest payments	$97,227	$95,638	$47,552
Income tax payments	17,386	20,705	1,611
Rental payments to Ventas, Inc.	248,466	260,332	253,332
Issuance of common stock in RehabCare Merger (see Note 4)	–	–	300,426
Financing costs paid in connection with RehabCare Merger (see Note 4)	–	–	13,074

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

The Company has completed several transactions related to the divestiture of unprofitable hospitals and nursing centers to improve its future operating results. For accounting purposes, the operating results of these businesses and the losses or impairments associated with these transactions have been classified as discontinued operations in the accompanying consolidated statement of operations for all periods presented. Assets not sold at December 31, 2013 have been measured at the lower of carrying value or estimated fair value less costs of disposal and have been classified as held for sale in the accompanying consolidated balance sheet. See Notes 2 and 3.

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

Revenues

Revenues are recorded based upon estimated amounts due from patients and third party payors for healthcare services provided, including anticipated settlements under reimbursement agreements with Medicare, Medicaid, Medicare Advantage and other third party payors. Revenues under third party agreements are subject to examination and retroactive adjustment. Provisions for estimated third party adjustments are provided in the period the related services are rendered. Differences between the amounts accrued and subsequent settlements are recorded in the periods the interim or final settlements are determined.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 – ACCOUNTING POLICIES (Continued)

Revenues (Continued)

A summary of revenues by payor type follows (in thousands):

	Year ended December 31,
	2013	2012	2011
Medicare	$2,057,761	$2,098,383	$1,844,116
Medicaid	579,322	564,426	563,486
Medicare Advantage	374,996	359,595	311,283
Other	2,102,660	2,114,859	1,677,885
	5,114,739	5,137,263	4,396,770
Eliminations	(214,229)	(208,754)	(184,244)
	$4,900,510	$4,928,509	$4,212,526

Cash and cash equivalents

Cash and cash equivalents include highly liquid investments with an original maturity of three months or less when purchased. The Company reclassifies outstanding checks in excess of funds on deposit. As of December 31, 2013, $41.7 million was reclassified to accounts payable and $4.0 million was reclassified to salaries, wages and other compensation. As of December 31, 2012, $46.9 million was reclassified to accounts payable and $6.7 million was reclassified to salaries, wages and other compensation.

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

In evaluating the collectibility of accounts receivable, the Company considers a number of factors, including the age of the accounts, changes in collection patterns, the composition of patient accounts by payor type, the status of ongoing disputes with third party payors and general industry conditions. Actual collections of accounts receivable in subsequent periods may require changes in the estimated provision for loss. Changes in these estimates are charged or credited to the results of operations in the period of change. Based upon improved cash collections in the Company’s rehabilitation division, the Company recognized a change in estimate that reduced the provision for doubtful accounts by $8.4 million in 2012.

The provision for doubtful accounts totaled $27.3 million for 2013, $10.6 million for 2012 and $19.8 million for 2011.

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

Property and equipment

Property and equipment is carried at cost less accumulated depreciation. Depreciation expense, computed by the straight-line method, was $135.2 million for 2013, $140.7 million for 2012 and $115.5 million for 2011. These amounts include amortization of assets recorded under capital leases. Depreciation rates for buildings range generally from 20 to 45 years. Leasehold improvements are depreciated over their estimated useful lives or the remaining lease term, whichever is shorter. Estimated useful lives of equipment vary from five to 15 years. Depreciation expense is not recorded for property and equipment classified as held for sale.

Interest costs incurred during the construction of the Company’s development projects are capitalized. Capitalized interest for the years ended December 31, 2013, 2012 and 2011 was $0.1 million, $2.4 million and $1.5 million, respectively. Repairs and maintenance are expensed as incurred.

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

Losses associated with the disposition or planned disposition of long-lived assets for the year ended December 31, 2013 are discussed in Note 2.

On July 29, 2011, the Centers for Medicare and Medicaid Services (“CMS”) issued final rules which, among other things, significantly reduced Medicare payments to nursing centers and changed the reimbursement for the provision of group rehabilitation therapy services to Medicare beneficiaries beginning October 1, 2011 (the “2011 CMS Rules”). In connection with the 2011 CMS Rules, the Company determined that the impact of the 2011 CMS Rules was a triggering event in the third quarter of 2011 and accordingly tested the recoverability of nursing center property and equipment asset groups impacted by the reduced Medicare payments. The Company recorded pretax impairment charges aggregating $4.9 million ($3.0 million net of income taxes) in 2011 to reflect the amount by which the carrying value of certain assets exceeded their estimated fair value. In addition, the Company recorded pretax impairment charges aggregating $1.1 million ($0.7 million net of income taxes) for the year ended December 31, 2013 and $1.0 million ($0.6 million net of income taxes) for the year ended December 31, 2012 of property and equipment expended in the same nursing center asset groups. The impairment charges did not impact the Company’s cash flows or liquidity.

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

A summary of goodwill by reporting unit follows (in thousands):

	Hospitals		Nursing centers		Skilled nursing rehabilitation services		Hospital rehabilitation services		Home health		Hospice		Total
Balances, December 31, 2011		$745,411	$	−		$107,026		$167,753		$49,254		$15,211	$1,084,655
Acquisitions		−		−		−		−		49,757		11,577	61,334
Impairment charges		−		−		(107,899)		−		−		−	(107,899)
Other		1,654		−		873		266		306		77	3,176
Balances, December 31, 2012		747,065		−		−		168,019		99,317		26,865	1,041,266
Acquisitions		2,546		−		−		5,315		89,605		105	97,571
Dispositions (See Note 2)		(70,131)		−		−		−		−		−	(70,131)
Impairment charges		−		−		−		−		(76,082)		−	(76,082)
Other		−		−		−		−		(462)		(60)	(522)
Balances, December 31, 2013		$679,480	$	−	$	−		$173,334		$112,378		$26,910	$992,102
Accumulated impairment charges:
December 31, 2012	$	−		$(6,080)		$(153,898)	$	−	$	−	$	−	$(159,978)
December 31, 2013	$	−		$(6,080)		$(153,898)	$	−		$(76,082)	$	−	$(236,060)

In accordance with the authoritative guidance for goodwill and other intangible assets, the Company is required to perform an impairment test for goodwill and indefinite-lived intangible assets at least annually or more frequently if adverse events or changes in circumstances indicate that the asset may be impaired.

The Company performs its annual goodwill impairment test at the end of each fiscal year for each of its reporting units. A reporting unit is either an operating segment or one level below the operating segment, referred to as a component. When the components within the Company’s operating segments have similar economic characteristics, the Company aggregates the components of its operating segments into one reporting unit. Accordingly, the Company has determined that its reporting units are hospitals, nursing centers, skilled nursing rehabilitation services, hospital rehabilitation services, home health and hospice. The home health and hospice reporting units are included in the care management division.

In connection with the preparation of the Company’s operating results for the fourth quarter of 2013, the Company determined that the impact of regulatory changes announced on November 22, 2013 related to the Company’s home health reporting unit was an impairment triggering event. The regulatory changes resulted from action by CMS to, among other changes, rebase home health payment rates by reducing the national standardized 60 day episode payment rate by 2.8% in each of the next four years beginning January 1, 2014. The Company tested the recoverability of the home health reporting unit goodwill, other intangible assets and long-lived assets. The Company recorded a pretax impairment charge aggregating $76.1 million ($58.3 million net of income taxes) in the fourth quarter of 2013 to reflect the amount by which the carrying value of its home health reporting unit goodwill exceeded the estimated fair value. The Company determined that other intangible assets and long-lived assets in the home health reporting unit were not impaired.

In connection with the preparation of the Company’s operating results for the fourth quarter of 2012, the Company determined that the impact of regulatory changes related to the Company’s skilled nursing rehabilitation services reporting unit was a triggering event in the fourth quarter of 2012, simultaneously with the Company’s annual impairment test. The regulatory changes included a new pre-payment manual medical review process for certain Medicare Part B services exceeding $3,700 which became effective October 1, 2012 and new rules which became effective April 1, 2013 under the American Taxpayer Relief Act of 2012 (the “Taxpayer Relief Act”) that reduced Medicare Part B payments by an additional 25% for subsequent procedures when multiple therapy services are provided on the same day. The Company tested the recoverability of its skilled nursing rehabilitation services reporting unit goodwill, other intangible assets and long-lived assets. The Company recorded a pretax impairment charge aggregating $107.9 million ($101.6 million net of income taxes) (which represented the entire skilled nursing rehabilitation services reporting unit goodwill) in the fourth quarter of 2012 to reflect the amount by which the carrying value of goodwill exceeded the estimated fair value. The Company determined that other intangible assets and long-lived assets in the skilled nursing rehabilitation services reporting unit were not impaired.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 – ACCOUNTING POLICIES (Continued)

Goodwill and intangible assets (Continued)

In connection with the 2011 CMS Rules, the Company determined that the impact of the 2011 CMS Rules was a triggering event in the third quarter of 2011 and accordingly tested the recoverability of its nursing centers reporting unit goodwill and indefinite-lived intangible assets impacted by the reduced Medicare payments. The Company recorded a pretax impairment charge aggregating $6.1 million ($3.7 million net of income taxes) (which represented the entire nursing centers reporting unit goodwill) in the third quarter of 2011 to reflect the amount by which the carrying value of certain assets exceeded their estimated fair value.

During 2011, the estimated negative impact from changes in the reimbursement of group rehabilitation therapy services to Medicare beneficiaries implemented by the 2011 CMS Rules on October 1, 2011 was greater than expected, and as a result, the Company lowered its cash flow expectations for its skilled nursing rehabilitation services reporting unit, causing the carrying value of goodwill of this reporting unit to exceed its estimated fair value in testing the recoverability of goodwill. As a result, the Company recorded a pretax impairment charge of $46.0 million ($42.6 million net of income taxes) in 2011. The Company also reviewed the other intangible assets and long-lived assets related to the skilled nursing rehabilitation services reporting unit and determined there were no impairments of these assets.

None of the previously discussed impairment charges impacted the Company’s cash flows or liquidity.

The goodwill impairment test involves a two-step process. The first step is a comparison of each reporting unit’s fair value to its carrying value. If the carrying value of the reporting unit is greater than its fair value, there is an indication that impairment may exist and the second step must be performed to measure the amount of impairment loss, if any. Based upon the results of the step one impairment test for goodwill for hospitals, hospital rehabilitation services and hospice reporting units for the year ended December 31, 2013, no goodwill impairment charges were recorded in connection with the Company’s annual impairment test. Based upon the results of the step one impairment test for goodwill for the Company’s hospitals, hospital rehabilitation services, home health and hospice reporting units for the years ended December 31, 2012 and December 31, 2011, no impairment charges were recorded.

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

Other than the impairment of goodwill for the Company’s home health reporting unit, the Company has determined that there was no other goodwill or other intangible asset impairments as of December 31, 2013. However, adverse changes in the operating environment and related key assumptions used to determine the fair value of the Company’s reporting units and indefinite-lived intangible assets or declines in the value of the Company’s common stock may result in future impairment charges for a portion or all of these assets. Specifically, if the rate of growth of government and commercial revenues earned by the Company’s reporting units were to be less than projected or if healthcare reforms were to negatively impact the Company’s business, an impairment charge of a portion or all of these assets may be required. An impairment charge could have a material adverse effect on the Company’s business, financial position and results of operations, but would not be expected to have an impact on the Company’s cash flows or liquidity.

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

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 – ACCOUNTING POLICIES (Continued)

Goodwill and intangible assets (Continued)

At December 31, 2011, the carrying value of the Company’s certificates of need intangible assets exceeded its fair value as a result of declining earnings and cash flows related to five hospitals and two co-located nursing centers in Massachusetts, all of which were acquired in 2006. The declining earnings and cash flows are attributable to a difficult long-term acute care operating environment in Massachusetts in which the Company was unable to achieve consistent operating results, as well as automatic future Medicare reimbursement reductions triggered in December 2011 by the Budget Control Act of 2011. In addition, the Company decided in the fourth quarter of 2011 to close one of the five hospitals. The pretax impairment charge related to the certificates of need totaled $54.4 million ($33.3 million net of income taxes), of which $37.8 million ($23.1 million net of income taxes) was reclassified to discontinued operations. The Company reviewed the other long-lived assets related to these five hospitals and two co-located nursing centers and determined there was no impairment. Based upon the results of the annual impairment test for indefinite-lived intangible assets other than certificates of need intangible assets discussed above for the years ended December 31, 2013, 2012 and 2011, no impairment charges were recorded.

Losses associated with the disposition or planned disposition of indefinite-lived intangible assets for the year ended December 31, 2013 are discussed in Note 2.

The annual impairment tests for certain of the Company’s indefinite-lived intangible assets are performed as of May 1, July 1, September 1 and October 1 while all others are performed as of December 31. No impairment charges were recorded in connection with the annual impairment tests as of October 1, 2013, September 1, 2013, July 1, 2013 or May 1, 2013.

The Company’s intangible assets include both finite and indefinite-lived intangible assets. The Company’s intangible assets with finite lives are amortized in accordance with the authoritative guidance for goodwill and other intangible assets using the straight-line method over their estimated useful lives ranging from one to 20 years.

Amortization expense computed by the straight-line method totaled $22.1 million for 2013, $22.0 million for 2012 and $13.4 million for 2011.

The estimated annual amortization expense for the next five years for intangible assets at December 31, 2013 follows (in thousands):

2014	$21,603
2015	20,274
2016	17,882
2017	15,809
2018	15,088

A summary of intangible assets at December 31 follows (in thousands):

	2013					2012
	Cost	Accumulated amortization		Carrying value	Weighted average life	Cost	Accumulated amortization		Carrying value	Weighted average life
Non-current:
Trade names (indefinite life)	$115,400	$	−	$115,400		$115,400	$	−	$115,400
Medicare certifications (indefinite life)	94,407		−	94,407		107,487		−	107,487
Certificates of need (indefinite life)	26,167		−	26,167		19,704		−	19,704
Non-compete agreements	5,496		(2,969)	2,527	3 years	6,985		(3,921)	3,064	3 years
Leasehold interests	370		(195)	175	6 years	1,100		(661)	439	4 years
Trade names	29,434		(9,384)	20,050	8 years	24,705		(6,664)	18,041	7 years
Customer relationship assets	204,240		(39,663)	164,577	14 years	199,240		(23,608)	175,632	14 years
	$475,514		$(52,211)	$423,303		$474,621		$(34,854)	$439,767

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 – ACCOUNTING POLICIES (Continued)

Insurance risks

Provisions for loss for professional liability risks and workers compensation risks are based upon management’s best available information including actuarially determined estimates. The provisions for loss related to professional liability risks retained by the Company’s wholly owned limited purpose insurance subsidiary are discounted based upon actuarial estimates of claim payment patterns. Provisions for loss related to workers compensation risks retained by the Company’s limited purpose insurance subsidiary are not discounted. To the extent that expected ultimate claims costs vary from historical provisions for loss, future earnings will be charged or credited. See Notes 3 and 9.

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

The interest rate swaps were assessed for hedge effectiveness for accounting purposes at inception and the Company determined the interest rate swaps continue to qualify for cash flow hedge accounting at December 31, 2013. However, an amendment to the Company’s senior secured term loan facility (the “Term Loan Facility”) completed in May 2013 reduced the London Interbank Offered Rate (“LIBOR”) floor from 1.5% to 1.0%, therefore some partial ineffectiveness will result through the expiration of the interest rate swap agreement. The Company records the effective portion of the gain or loss on the derivative financial instrument in accumulated other comprehensive income (loss) as a component of stockholders equity and records the ineffective portion of the gain or loss on the derivative financial instrument as interest expense. See Note 12.

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

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2 – DIVESTITURES

On September 30, 2013, the Company entered into agreements to exit 60 nursing centers (collectively, the “2013 Expiring Facilities”). The current lease term for the 2013 Expiring Facilities was scheduled to expire in April 2015. See Note 11. Under the terms of the agreements, the lease term for the 2013 Expiring Facilities will now expire on September 30, 2014. For accounting purposes, the 2013 Expiring Facilities qualified as assets held for sale and the Company reflected the operating results as discontinued operations in the accompanying consolidated statement of operations for all historical periods. Under the terms of the agreements, the Company paid $20 million to Ventas in exchange for the early termination of certain leases. The early termination payment was recorded as rent expense in discontinued operations in 2013. The disposal group was measured at its fair value less cost to sell and the Company recorded an asset impairment charge of $7.9 million ($4.8 million net of income taxes) related to leasehold improvements in the 2013 Expiring Facilities.

In September 2013, the Company completed the sale of 15 non-strategic hospitals and one nursing center (the “Vibra Facilities”) for $187 million to an affiliate of Vibra Healthcare, LLC. The net proceeds of approximately $180 million from this transaction were used to reduce the Company’s borrowings under its $750 million senior secured asset-based revolving credit facility (the “ABL Facility”).

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

The Company recorded a loss on divestiture of $93.9 million ($73.7 million net of income taxes) for the year ended December 31, 2013 related to the Vibra Facilities. The loss on divestiture included a $68.7 million write-off of goodwill, which was allocated based upon the relative fair value of the Vibra Facilities, and a $21.0 million write-off of intangible assets.

In July 2013, the Company completed the sale of seven non-strategic nursing centers (the “Signature Facilities”) for approximately $47 million to affiliates of Signature Healthcare, LLC. The proceeds from this transaction were used to reduce the Company’s borrowings under its ABL Facility.

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

The Company recorded a loss on divestiture of $1.7 million ($1.0 million net of income taxes) for the year ended December 31, 2013 related to the Signature Facilities.

During the fourth quarter of 2013, the Company recorded a loss on divestiture of $9.0 million ($5.5 million net of income taxes) related to the planned disposition of a TC hospital. The loss on divestiture consisted of a real estate write-down of $8.6 million and a write-off of $0.4 million of goodwill, both based upon the relative fair value of the hospital.

On April 27, 2012, the Company announced that it would not renew seven renewal bundles containing 54 nursing centers (the “2012 Expiring Facilities”) under operating leases with Ventas, Inc. (“Ventas”) that expired on April 30, 2013. The 2012 Expiring Facilities contained 6,140 licensed nursing center beds and generated revenues of approximately $475 million for the year ended December 31, 2012. The annual rent for these facilities approximated $57 million. The Company transferred the operations of all of the 2012 Expiring Facilities to new operators during 2013. The Company reclassified the results of operations and losses associated with the 2012 Expiring Facilities to discontinued operations, net of income taxes, for all periods presented. The Company received cash proceeds of $13.5 million for the year ended December 31, 2013 for the sale of property and equipment and inventory related to the 2012 Expiring Facilities.

The results of operations and losses on divestiture of operations, net of income taxes, for the above dispositions or planned dispositions were reclassified to discontinued operations in 2013.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2 – DIVESTITURES (Continued)

During 2012, the Company sold one TC hospital and closed two additional TC hospitals, each reported as discontinued operations, resulting in loss on divestiture aggregating $7.8 million ($4.7 million net of income taxes).

During 2013, in connection with the closing of a TC hospital reported as continuing operations, the Company recorded costs of $6.0 million ($3.9 million net of income taxes) primarily consisting of a write-off of an indefinite-lived intangible asset of $3.2 million, a write-off of $1.1 million of goodwill based upon the relative fair value of the hospital and a $1.4 million fair value adjustment of real estate.

In addition, the Company also recorded a write-off of an indefinite-lived intangible asset of $0.5 million associated with closing a home health location reported as continuing operations.

NOTE 3 – DISCONTINUED OPERATIONS

In accordance with the authoritative guidance for the impairment or disposal of long-lived assets, the divestiture of certain unprofitable businesses discussed in Notes 1 and 2 have been accounted for as discontinued operations. Accordingly, the results of operations of these businesses for all periods presented and the losses or impairments related to these divestitures have been classified as discontinued operations, net of income taxes, in the accompanying consolidated statement of operations. At December 31, 2013, the Company held for sale one hospital and 60 nursing centers reported as discontinued operations.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3 – DISCONTINUED OPERATIONS (Continued)

Discontinued operations included an unfavorable pretax adjustment of $9.2 million ($5.6 million net of income taxes) in 2013 and favorable pretax adjustments of $1.5 million ($0.9 million net of income taxes) in 2012 and $3.2 million ($2.0 million net of income taxes) in 2011 resulting from changes in estimates for professional liability reserves related to prior years.

A summary of discontinued operations follows (in thousands):

	Year ended December 31,
	2013	2012	2011
Revenues	$893,235	$1,379,508	$1,426,461
Salaries, wages and benefits	445,301	667,232	678,718
Supplies	59,396	90,165	87,912
Rent	107,340	134,080	131,816
Other operating expenses	304,918	426,654	413,488
Other (income) expense	195	387	36
Impairment charges	10,632	1,903	55,727
Depreciation	25,060	38,799	36,719
Interest expense	12	21	19
Investment income	(37)	(60)	(43)
	952,817	1,359,181	1,404,392
Income (loss) from operations before income taxes	(59,582)	20,327	22,069
Provision (benefit) for income taxes	(23,446)	7,979	8,552
Income (loss) from operations	(36,136)	12,348	13,517
Loss on divestiture of operations, net of income taxes	(83,887)	(4,745)	–
	$(120,023)	$7,603	$13,517

The following table sets forth certain discontinued operations data by business segment (in thousands):

	Year ended December 31,
	2013	2012	2011
Revenues:
Hospital division	$190,836	$279,198	$240,466
Nursing center division	702,399	1,100,310	1,185,995
	$893,235	$1,379,508	$1,426,461
Operating income (loss):
Hospital division	$23,884	$33,617	$(9,832)
Nursing center division	48,909	159,550	200,412
	$72,793	$193,167	$190,580
Rent:
Hospital division	$7,059	$12,291	$10,134
Nursing center division	100,281	121,789	121,682
	$107,340	$134,080	$131,816
Depreciation:
Hospital division	$10,170	$13,476	$12,177
Nursing center division	14,890	25,323	24,542
	$25,060	$38,799	$36,719

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3 – DISCONTINUED OPERATIONS (Continued)

A summary of the net assets held for sale follows (in thousands):

	December 31,
	2013	2012
Long-term assets:
Property and equipment, net	$19,504	$4,126
Other	1,474	5
	20,978	4,131
Current liabilities (included in other accrued liabilities)	(81)	–
	$20,897	$4,131

NOTE 4 – REHABCARE ACQUISITION

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

The Company recorded a $107.9 million goodwill impairment charge in its skilled nursing rehabilitation services reporting unit in 2012 related to Medicare Part B regulatory changes that became effective on October 1, 2012 and the Taxpayer Relief Act that became effective on April 1, 2013. The Company also recorded a $46.0 million goodwill impairment charge in its skilled nursing rehabilitation services reporting unit in 2011 related to the 2011 CMS Rules that became effective on October 1, 2011. The total amount of goodwill in the skilled nursing rehabilitation services reporting unit prior to the impairment charges was $153.9 million, substantially all of which was recorded in connection with the RehabCare Merger. See Note 1.

In connection with the RehabCare Merger, the Company entered into the ABL Facility and the Term Loan Facility (collectively, the “Credit Facilities”). The Company also completed the private placement of $550 million of senior notes due 2019 (the “Notes”). In 2011, the Company used proceeds from the Credit Facilities and the Notes to pay the Merger Consideration, repay all amounts outstanding under the Company’s and RehabCare’s previous credit facilities and to pay transaction costs. The amounts outstanding under the Company’s and RehabCare’s former credit facilities that were repaid at the RehabCare Merger closing were $390.0 million and $345.4 million, respectively. The Credit Facilities also included an option to increase the credit capacity in an aggregate amount between the two facilities by $200 million. The Company executed this option to increase the capacity by $200 million in October 2012. In May 2013, the Company also completed an amendment and restatement of its Term Loan Facility to reduce its annual interest cost by 100 basis points. In August 2013, the Company completed amendments and restatements to the Credit Facilities to increase its borrowing capacity and to modify certain covenants to improve its financial flexibility. See Note 12.

In connection with the Credit Facilities and the Notes, the Company paid $46.2 million of lender fees related to debt issuance that were capitalized as deferred financing costs during 2011 and paid $13.1 million of other financing costs that were charged to interest expense during 2011.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4 – REHABCARE ACQUISITION (Continued)

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

NOTE 4 – REHABCARE ACQUISITION (Continued)

Pro forma information

The unaudited pro forma net effect of the RehabCare Merger assuming the acquisition occurred as of January 1, 2010 is as follows (in thousands, except per share amounts):

Year ended December 31, 2011
Revenues	$4,769,154
Loss from continuing operations attributable to Kindred	(11,864)
Income attributable to Kindred	7,807
Earnings per common share:
Basic:
Loss from continuing operations	$(0.23)
Net income	$0.15
Diluted:
Loss from continuing operations	$(0.23)
Net income	$0.15

The unaudited pro forma financial data have been derived by combining the historical financial results of the Company and the operations acquired in the RehabCare Merger for the periods presented. The unaudited pro forma financial data includes transaction, financing and severance costs and a lease cancellation charge totaling $86.5 million incurred by both the Company and RehabCare in connection with the RehabCare Merger. These costs have been eliminated from the results of operations for 2011 and have been reflected as expenses incurred as of January 1, 2010 for purposes of the pro forma financial presentation. Revenues and earnings before interest, income taxes, impairment charges and transaction-related costs associated with RehabCare aggregated $718.5 million and $35.7 million, respectively, from the date of the RehabCare Merger through December 31, 2011.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5 – OTHER ACQUISITIONS

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

	Allocation of purchase price
Acquisitions	Accounts receivable	Property and equipment	Goodwill	Identifiable intangible assets	Other assets	Deferred income taxes and other liabilities	Total cash purchase price
Year ended December 31, 2013:
Home health and hospice acquisitions	$22,470	$2,697	$89,710	$16,775	$4,587	$26,957	$109,282
Hospital rehabilitation services acquisition	2,226	53	5,315	6,622	1,383	1,840	13,759
Hospital acquisition	−	490	2,546	1,964	−	43	4,957
Acquisition of previously leased real estate	−	91,268	−	5,053	−	−	96,321
	$24,696	$94,508	$97,571	$30,414	$5,970	$28,840	$224,319
Year ended December 31, 2012:
Home health and hospice acquisitions	$10,867	$1,420	$61,334	$18,475	$1,125	$18,412	$74,809
Acquisition of previously leased real estate	−	103,403	−	−	−	−	103,403
	$10,867	$104,823	$61,334	$18,475	$1,125	$18,412	$178,212
Year ended December 31, 2011:
Home health and hospice acquisitions	$10,249	$981	$44,688	$13,813	$1,444	$6,444	$64,731
Acquisition of previously leased real estate	−	8,027	−	−	−	−	8,027
Other	−	−	−	250	−	−	250
	$10,249	$9,008	$44,688	$14,063	$1,444	$6,444	$73,008

The fair value of each of the acquisitions noted above was measured primarily using discounted cash flow methodologies which are considered Level 3 inputs (as described in Note 17).

For the three years ended December 31, 2013, the Company incurred $2.1 million, $2.2 million and $50.7 million (including the RehabCare Merger transaction and severance costs discussed previously), respectively, in transaction costs. These costs were charged to operating expenses for the periods incurred.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6 – LOSS PER SHARE

Loss per common share is based upon the weighted average number of common shares outstanding during the respective periods. The Company follows the provisions of the authoritative guidance for determining whether instruments granted in share-based payment transactions are participating securities, which requires that unvested restricted stock that entitles the holder to receive nonforfeitable dividends before vesting be included as a participating security in the basic and diluted earnings per common share calculation pursuant to the two-class method. However, because the Company reported a loss from continuing operations, there was no allocation to participating unvested restricted stockholders for all periods presented.

A computation of the loss per common share follows (in thousands, except per share amounts):

	Year ended December 31,
	2013		2012		2011
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Loss:
Amounts attributable to Kindred stockholders:
Loss from continuing operations:
As reported in Statement of Operations	$(48,469)	$(48,469)	$(47,970)	$(47,970)	$(66,998)	$(66,998)
Allocation to participating unvested restricted stockholders	–	–	–	–	–	–
Available to common stockholders	$(48,469)	$(48,469)	$(47,970)	$(47,970)	$(66,998)	$(66,998)
Discontinued operations, net of income taxes:
Income (loss) from operations:
As reported in Statement of Operations	$(36,136)	$(36,136)	$12,348	$12,348	$13,517	$13,517
Allocation to participating unvested restricted stockholders	–	–	–	–	–	–
Available to common stockholders	$(36,136)	$(36,136)	$12,348	$12,348	$13,517	$13,517
Loss on divestiture of operations:
As reported in Statement of Operations	$(83,887)	$(83,887)	$(4,745)	$(4,745)	$–	$–
Allocation to participating unvested restricted stockholders	–	–	–	–	–	–
Available to common stockholders	$(83,887)	$(83,887)	$(4,745)	$(4,745)	$–	$–
Income (loss) from discontinued operations:
As reported in Statement of Operations	$(120,023)	$(120,023)	$7,603	$7,603	$13,517	$13,517
Allocation to participating unvested restricted stockholders	–	–	–	–	–	–
Available to common stockholders	$(120,023)	$(120,023)	$7,603	$7,603	$13,517	$13,517
Net loss:
As reported in Statement of Operations	$(168,492)	$(168,492)	$(40,367)	$(40,367)	$(53,481)	$(53,481)
Allocation to participating unvested restricted stockholders	–	–	–	–	–	–
Available to common stockholders	$(168,492)	$(168,492)	$(40,367)	$(40,367)	$(53,481)	$(53,481)
Shares used in the computation:
Weighted average shares outstanding – basic computation	52,249	52,249	51,659	51,659	46,280	46,280
Dilutive effect of employee stock options		–		–		–
Dilutive effect of performance-based restricted shares		–		–		–
Adjusted weighted average shares outstanding – diluted computation		52,249		51,659		46,280
Loss per common share:
Loss from continuing operations	$(0.93)	$(0.93)	$(0.93)	$(0.93)	$(1.45)	$(1.45)
Discontinued operations:
Income (loss) from operations	(0.69)	(0.69)	0.24	0.24	0.29	0.29
Loss on divestiture of operations	(1.61)	(1.61)	(0.09)	(0.09)	–	–
Income (loss) from discontinued operations	(2.30)	(2.30)	0.15	0.15	0.29	0.29
Net loss	$(3.23)	$(3.23)	$(0.78)	$(0.78)	$(1.16)	$(1.16)
Number of antidilutive stock options and performance-based restricted shares excluded from shares used in the diluted loss per common share computation		1,038		1,813		2,001

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7 – BUSINESS SEGMENT DATA

At December 31, 2013, the Company was organized into four operating divisions: the hospital division, the nursing center division, the rehabilitation division and the care management division. Based upon the authoritative guidance for business segments, the operating divisions represent five reportable operating segments, including (1) hospitals, (2) nursing centers, (3) skilled nursing rehabilitation services, (4) hospital rehabilitation services and (5) home health and hospice services (included in the care management division). These reportable operating segments are consistent with information used by the Company’s President and Chief Operating Officer to assess performance and allocate resources. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. Prior period segment information has been restated to conform with the current period presentation.

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

Segment operating income for 2013 included one-time bonus costs paid to employees who do not participate in the Company’s incentive compensation program of $20.1 million (hospital division – $8.0 million, nursing center division – $4.7 million, rehabilitation division – $6.3 million (skilled nursing rehabilitation services – $5.0 million and hospital rehabilitation services – $1.3 million), care management division – $0.8 million and corporate – $0.3 million).

Segment operating income for the hospital division for 2013 also included costs of $6.0 million in connection with the closing of a TC hospital and litigation charges of $7.7 million. Segment operating income for the hospital division for 2012 included severance ($2.5 million) and restructuring costs ($1.1 million) incurred in connection with the closing of a regional office and two TC hospitals, and $5.0 million for employment-related lawsuits. Segment operating income for the hospital division for 2011 included a loss on the divestiture of a TC hospital of $1.5 million.

Segment operating income for the nursing center division for 2012 included $0.9 million incurred in connection with the cancellation of a sub-acute unit project.

Segment operating income for the rehabilitation division for 2013 also included $23.1 million of litigation charges (skilled nursing rehabilitation services) and $1.5 million of severance and retirement costs (skilled nursing rehabilitation services – $0.1 million and hospital rehabilitation services – $1.4 million).

Segment operating income for the care management division for 2013 also included $0.7 million of severance and retirement costs and $0.5 million of costs associated with closing a home health location.

Segment operating income for corporate for 2013 also included $3.4 million of severance and retirement costs and $0.5 million of fees associated with the modification of certain of the Company’s senior debt. See Note 12.

Segment operating income for 2012 also included employee severance costs of $3.4 million (hospital division – $0.7 million, nursing center division – $1.9 million, rehabilitation division – $0.4 million (skilled nursing rehabilitation services – $0.3 million and hospital rehabilitation services – $0.1 million), care management division – $0.2 million and corporate – $0.2 million) and contract cancellation costs of $0.9 million (corporate) incurred in connection with restructuring activities.

Rent expense for the hospital division included $1.6 million for 2012 incurred in connection with the closing of a regional office and two TC hospitals.

Interest expense for corporate included $1.5 million for 2013 related to charges associated with the modification of certain of the Company’s senior debt. See Note 12.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7 – BUSINESS SEGMENT DATA (Continued)

The following table sets forth certain data by business segment (in thousands):

	Year ended December 31,
	2013	2012	2011
Revenues:
Hospital division	$2,521,649	$2,604,925	$2,265,106
Nursing center division	1,089,760	1,092,416	1,107,976
Rehabilitation division:
Skilled nursing rehabilitation services	991,790	1,003,002	762,128
Hospital rehabilitation services	286,613	293,580	200,824
	1,278,403	1,296,582	962,952
Care management division	224,927	143,340	60,736
	5,114,739	5,137,263	4,396,770
Eliminations:
Skilled nursing rehabilitation services	(115,986)	(108,599)	(107,718)
Hospital rehabilitation services	(93,993)	(96,777)	(74,860)
Nursing centers	(4,250)	(3,378)	(1,666)
	(214,229)	(208,754)	(184,244)
	$4,900,510	$4,928,509	$4,212,526
Loss from continuing operations:
Operating income (loss):
Hospital division	$523,156	$562,224	$457,867
Nursing center division	135,362	141,258	155,672
Rehabilitation division:
Skilled nursing rehabilitation services	36,696	67,960	49,833
Hospital rehabilitation services	73,925	69,745	43,731
	110,621	137,705	93,564
Care management division	9,963	13,708	3,103
Corporate:
Overhead	(176,495)	(179,063)	(174,800)
Insurance subsidiary	(1,914)	(2,127)	(2,306)
	(178,409)	(181,190)	(177,106)
Impairment charges	(77,193)	(108,953)	(73,554)
Transaction costs	(2,112)	(2,231)	(50,706)
Operating income	521,388	562,521	408,840
Rent	(318,077)	(310,178)	(281,330)
Depreciation and amortization	(157,329)	(162,685)	(128,875)
Interest, net	(103,998)	(106,878)	(79,912)
Loss before income taxes	(58,016)	(17,220)	(81,277)
Provision (benefit) for income taxes	(13,204)	29,707	(14,041)
	$(44,812)	$(46,927)	$(67,236)
Rent:
Hospital division	$207,068	$205,325	$178,935
Nursing center division	98,806	93,702	90,917
Rehabilitation division:
Skilled nursing rehabilitation services	4,726	5,442	6,384
Hospital rehabilitation services	106	140	228
	4,832	5,582	6,612
Care management division	5,101	3,140	1,366
Corporate	2,270	2,429	3,500
	$318,077	$310,178	$281,330
Depreciation and amortization:
Hospital division	$72,665	$78,716	$62,732
Nursing center division	28,504	28,118	25,432
Rehabilitation division:
Skilled nursing rehabilitation services	11,010	11,168	7,258
Hospital rehabilitation services	9,429	9,309	5,637
	20,439	20,477	12,895
Care management division	6,608	4,442	1,449
Corporate	29,113	30,932	26,367
	$157,329	$162,685	$128,875

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7 – BUSINESS SEGMENT DATA (Continued)

	Year ended December 31,
	2013	2012	2011
Capital expenditures, excluding acquisitions (including discontinued operations):
Hospital division:
Routine	$28,571	$38,272	$46,393
Development	11,817	42,265	67,321
	40,388	80,537	113,714
Nursing center division:
Routine	23,023	20,764	34,304
Development	7	8,057	19,167
	23,030	28,821	53,471
Rehabilitation division:
Skilled nursing rehabilitation services:
Routine	2,608	2,274	1,700
Development	–	–	–
	2,608	2,274	1,700
Hospital rehabilitation services:
Routine	273	348	238
Development	–	–	–
	273	348	238
Care management division:
Routine	1,523	1,616	164
Development	–	–	1,167
	1,523	1,616	1,331
Corporate:
Routine:
Information systems	40,756	50,341	47,718
Other	4,154	1,560	2,386
	$112,732	$165,497	$220,558

	December 31, 2013	December 31, 2012
Assets at end of period:
Hospital division	$1,776,728	$2,129,303
Nursing center division	552,336	626,016
Rehabilitation division:
Skilled nursing rehabilitation services	339,103	336,445
Hospital rehabilitation services	348,968	340,668
	688,071	677,113
Care management division	244,123	202,156
Corporate	684,611	603,358
	$3,945,869	$4,237,946
Goodwill:
Hospital division	$679,480	$747,065
Rehabilitation division:
Skilled nursing rehabilitation services	–	–
Hospital rehabilitation services	173,334	168,019
	173,334	168,019
Care management division	139,288	126,182
	$992,102	$1,041,266

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

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8 – INCOME TAXES (Continued)

Provision (benefit) for income taxes consists of the following (in thousands):

	Year ended December 31,
	2013		2012	2011
Current:
Federal	$	−	$32,349	$(18,288)
State		−	7,080	(3,199)
		−	39,429	(21,487)
Deferred		(13,204)	(9,722)	7,446
		$(13,204)	$29,707	$(14,041)

Reconciliation of federal statutory tax expense (income) to the provision (benefit) for income taxes follows (in thousands):

	Year ended December 31,
	2013	2012	2011
Income tax expense (income) at federal rate	$(20,306)	$(6,028)	$(28,447)
State income tax expense (income), net of federal income tax expense (income)	(2,524)	(732)	(3,048)
Transaction costs	(116)	284	5,894
Impairment charges	12,395	36,201	14,461
Prior year contingencies	(554)	(225)	(3,348)
Noncontrolling interests	(1,263)	(207)	92
Other items, net	(836)	414	355
	$(13,204)	$29,707	$(14,041)

A summary of net deferred income tax assets (liabilities) by source included in the accompanying consolidated balance sheet at December 31 follows (in thousands):

	2013			2012
	Assets	Liabilities		Assets		Liabilities
Property and equipment	$10,543	$	−	$	−	$2,822
Insurance	48,759		−		54,800	−
Accounts receivable allowances	−		2,165		−	15,571
Compensation	56,976		−		63,641	−
Net operating losses	82,250		−		60,542	−
Assets held for sale	−		995		9,709	−
Goodwill and intangibles	−		120,200		−	142,129
Other	29,538		−		23,706	−
	228,066		$123,360		212,398	$160,522
Reclassification of deferred tax liabilities	(123,360)				(160,522)
Net deferred tax assets	104,706				51,876
Valuation allowance	(49,743)				(48,977)
	$54,963				$2,899

Deferred income taxes totaling $37.9 million and $12.7 million at December 31, 2013 and 2012, respectively, were classified as current assets, and deferred income taxes totaling $17.1 million at December 31, 2013 were classified as noncurrent assets and $9.8 million at December 31, 2012 were classified as noncurrent liabilities.

The Company identified deferred income tax assets for state income tax NOLs of $56.7 million and $52.7 million at December 31, 2013 and 2012, respectively, and a corresponding deferred income tax valuation allowance of $49.5 million and $48.4 million at December 31, 2013 and 2012, respectively, for that portion of the net deferred income tax assets that the Company will likely not realize in the future. The Company had deferred tax assets for federal NOLs of $25.5 million and $7.9 million at December 31, 2013 and 2012, respectively, with a corresponding deferred income tax valuation allowance of $0.2 million at December 31, 2013 and no deferred income tax valuation allowance at December 31, 2012. The federal NOLs expire in various amounts through 2034.

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

A reconciliation of unrecognized tax benefits follows (in thousands):

Balance, December 31, 2010	$3,227
Additions based upon tax positions related to the current year	100
Acquisitions	1,414
Reductions due to lapses of applicable statute of limitations and the conclusion of income tax examinations	(3,660)
Balance, December 31, 2011	1,081
Additions based upon tax positions related to the current year	100
Reductions due to lapses of applicable statute of limitations and the conclusion of income tax examinations	(275)
Balance, December 31, 2012	906
Reductions due to lapses of applicable statute of limitations and the conclusion of income tax examinations	(608)
Balance, December 31, 2013	$298

The Company records accrued interest and penalties associated with uncertain tax positions as income tax expense in the consolidated statement of operations. Accrued interest related to uncertain tax provisions totaled $0.1 million as of December 31, 2013 and 2012.

To the extent the unrecognized income tax benefits become realized or the related accrued interest is no longer necessary, the Company’s provision for income taxes would be favorably impacted by $0.3 million.

The federal statute of limitations remains open for tax years 2010 through 2012. During 2013, the Company resolved federal income tax audits for the 2010 through 2011 tax years. The Company is currently under examination by the Internal Revenue Service (the “IRS”) for the 2012 and 2013 tax years. The Company has been accepted into the IRS’s Compliance Assurance Process (“CAP”) for the 2012 through 2014 tax years. CAP is an enhanced, real-time review of a company’s tax positions and compliance. The Company expects participation in CAP to improve the timeliness of its federal tax examinations.

State jurisdictions generally have statutes of limitations for tax returns ranging from three to five years. The state impact of federal income tax changes remains subject to examination by various states for a period of up to one year after formal notification to the states. Currently, the Company has various state income tax returns under examination.

In connection with the RehabCare Merger, an accounting method change for the 2011 tax year resulted in a non-recurring reduction in income tax payments of approximately $8 million during 2012. The Company’s earnings were not impacted by this transaction.

NOTE 9 – INSURANCE RISKS

The Company insures a substantial portion of its professional liability risks and workers compensation risks through its limited purpose insurance subsidiary. Provisions for loss for these risks are based upon management’s best available information including actuarially determined estimates.

The allowance for professional liability risks includes an estimate of the expected cost to settle reported claims and an amount, based upon past experiences, for losses incurred but not reported. These liabilities are necessarily based upon estimates and, while management believes that the provision for loss is adequate, the ultimate liability may be in excess of, or less than, the amounts recorded. To the extent that expected ultimate claims costs vary from historical provisions for loss, future earnings will be charged or credited. The provision for professional liability risks for continuing operations has reflected favorable adjustments related to prior year changes in estimates in each of the last three years.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9 – INSURANCE RISKS (Continued)

The provision for loss for insurance risks, including the cost of coverage maintained with unaffiliated commercial reinsurance and insurance carriers, follows (in thousands):

	Year ended December 31,
	2013	2012	2011
Professional liability:
Continuing operations	$56,786	$52,324	$43,226
Discontinued operations	27,839	24,175	16,899
Workers compensation:
Continuing operations	$39,335	$41,893	$39,701
Discontinued operations	10,010	16,939	18,340

Changes in the allowance for professional liability risks and workers compensation risks for the years ended December 31 follow (including discontinued operations) (in thousands):

	2013			2012
	Professional liability	Workers compensation	Total	Professional liability	Workers compensation	Total
Allowance for insurance risks at beginning of year	$290,718	$193,361	$484,079	$263,727	$170,687	$434,414
Provision for loss for retained insurance risks:
Current year	68,631	51,136	119,767	72,111	52,871	124,982
Prior years	3,386	(7,378)	(3,992)	(7,906)	(1,956)	(9,862)
	72,017	43,758	115,775	64,205	50,915	115,120
Provision for reinsurance and insurance, administrative and overhead costs	12,608	5,587	18,195	12,294	7,917	20,211
Discount accretion	1,490	−	1,490	1,652	−	1,652
Contributions from managed facilities	250	250	500	105	405	510
Acquisitions	60	528	588	−	−	−
Payments for insurance risks:
Current year	(4,092)	(10,651)	(14,743)	(5,203)	(11,518)	(16,721)
Prior years	(77,717)	(31,441)	(109,158)	(54,691)	(29,218)	(83,909)
	(81,809)	(42,092)	(123,901)	(59,894)	(40,736)	(100,630)
Payments for reinsurance and insurance, administrative and overhead costs	(12,608)	(5,587)	(18,195)	(12,294)	(7,917)	(20,211)
Change in reinsurance and other recoverables	24,497	(8,168)	16,329	20,923	12,090	33,013
Allowance for insurance risks at end of year	$307,223	$187,637	$494,860	$290,718	$193,361	$484,079

	2011
	Professional liability	Workers compensation	Total
Allowance for insurance risks at beginning of year	$249,224	$84,180	$333,404
Provision for loss for retained insurance risks:
Current year	63,650	47,826	111,476
Prior years	(15,701)	1,678	(14,023)
	47,949	49,504	97,453
Provision for reinsurance and insurance, administrative and overhead costs	12,176	8,537	20,713
Discount accretion	1,920	−	1,920
Contributions from managed facilities	83	329	412
Acquisitions	9,569	11,312	20,881
Payments for insurance risks:
Current year	(5,513)	(12,939)	(18,452)
Prior years	(42,961)	(23,181)	(66,142)
	(48,474)	(36,120)	(84,594)
Payments for reinsurance and insurance, administrative and overhead costs	(12,176)	(8,537)	(20,713)
Change in reinsurance and other recoverables	3,456	61,482	64,938
Allowance for insurance risks at end of year	$263,727	$170,687	$434,414

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9 – INSURANCE RISKS (Continued)

A summary of the assets and liabilities related to insurance risks included in the accompanying consolidated balance sheet at December 31 follows (in thousands):

	2013			2012
	Professional liability	Workers compensation	Total	Professional liability	Workers compensation	Total
Assets:
Current:
Insurance subsidiary investments	$60,117	$36,178	$96,295	$53,133	$33,035	$86,168
Reinsurance recoverables	7,186	−	7,186	5,382	−	5,382
Other	−	150	150	−	150	150
	67,303	36,328	103,631	58,515	33,185	91,700
Non-current:
Insurance subsidiary investments	66,648	82,446	149,094	46,546	69,878	116,424
Reinsurance and other recoverables	70,465	68,626	139,091	58,025	76,794	134,819
Deposits	4,238	1,489	5,727	3,977	1,574	5,551
Other	−	39	39	−	40	40
	141,351	152,600	293,951	108,548	148,286	256,834
	$208,654	$188,928	$397,582	$167,063	$181,471	$348,534
Liabilities:
Allowance for insurance risks:
Current	$60,993	$40,044	$101,037	$54,088	$37,096	$91,184
Non-current	246,230	147,593	393,823	236,630	156,265	392,895
	$307,223	$187,637	$494,860	$290,718	$193,361	$484,079

Provisions for loss for professional liability risks retained by the Company’s limited purpose insurance subsidiary have been discounted based upon actuarial estimates of claim payment patterns using a discount rate of 1% to 5% depending upon the policy year. The discount rate was 1% for the 2011 through 2013 policy years and 1% to 5% for all prior policy years. The discount rates are based upon the risk free interest rate for the respective year. Amounts equal to the discounted loss provision are funded annually. The Company does not fund the portion of professional liability risks related to estimated claims that have been incurred but not reported. Accordingly, these liabilities are not discounted. If the Company did not discount any of the allowances for professional liability risks, these balances would have approximated $309.9 million at December 31, 2013 and $293.3 million at December 31, 2012.

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

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10 – INSURANCE SUBSIDIARY INVESTMENTS (Continued)

The cost for equities, amortized cost for debt securities and estimated fair value of the Company’s insurance subsidiary investments at December 31 follows (in thousands):

	2013						2012
	Cost	Unrealized gains		Unrealized losses		Fair value	Cost	Unrealized gains		Unrealized losses		Fair value
Cash and cash equivalents (a)	$184,239	$	−	$	−	$184,239	$140,162	$	−	$	−	$140,162
Debt securities:
Corporate bonds	20,573		50		(8)	20,615	21,352		118		(16)	21,454
Debt securities issued by U.S. government agencies	19,498		37		(8)	19,527	16,624		89		−	16,713
U.S. Treasury notes	7,636		4		(2)	7,638	6,131		3		−	6,134
Debt securities issued by foreign governments	−		−		−	−	−		−		−	−
Commercial mortgage-backed securities	−		−		−	−	−		−		−	−
	47,707		91		(18)	47,780	44,107		210		(16)	44,301
Equities by industry:
Consumer	1,534		303		(21)	1,816	2,171		599		(15)	2,755
Financial services	1,445		302		(2)	1,745	1,419		284		(86)	1,617
Industrials	1,140		326		−	1,466	2,039		331		(53)	2,317
Technology	1,214		213		−	1,427	1,482		268		(70)	1,680
Healthcare	787		186		(3)	970	1,474		179		(14)	1,639
Other	1,650		381		(35)	1,996	2,554		706		(243)	3,017
	7,770		1,711		(61)	9,420	11,139		2,367		(481)	13,025
Certificates of deposit	3,950		2		(2)	3,950	5,101		3		−	5,104
	$243,666		$1,804		$(81)	$245,389	$200,509		$2,580		$(497)	$202,592

(a)	Includes $8.5 million and $3.7 million of money market funds at December 31, 2013 and 2012, respectively.

The fair value by maturity periods at December 31, 2013 of available-for-sale investments of the Company’s insurance subsidiary follows. Equities generally do not have maturity dates.

(In thousands)	Contractual maturities
Within one year	$198,441
One year to five years	37,528
After five years	−
Equities	9,420
$245,389

Since the Company’s insurance subsidiary investments are restricted for a limited purpose, they are classified in the accompanying consolidated balance sheet based upon the expected current and long-term cash requirements of the limited purpose insurance subsidiary.

Net investment income earned by the Company’s insurance subsidiary investments follows (in thousands):

	Year ended December 31,
	2013	2012	2011
Interest income	$1,011	$1,290	$1,399
Net amortization of premium and accretion of discount	(330)	(406)	(322)
Gains on sale of investments	3,404	123	265
Losses on sale of investments	(24)	(28)	(73)
Other-than-temporary impairments	(143)	−	(232)
Investment expenses	(118)	(115)	(119)
	$3,800	$864	$918

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10 – INSURANCE SUBSIDIARY INVESTMENTS (Continued)

The available-for-sale investments of the Company’s insurance subsidiary which have unrealized losses at December 31, 2013 and 2012 are shown below. The investments are categorized by the length of time that individual securities have been in a continuous unrealized loss position at December 31, 2013 and 2012.

December 31, 2013	Less than one year		One year or greater			Total
(In thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses		Fair value	Unrealized losses
Debt securities:
Corporate bonds	$4,699	$8	$53	$	−	$4,752	$8
Debt securities issued by U.S. government agencies	4,916	8	−		−	4,916	8
U.S. Treasury notes	1,618	2	−		−	1,618	2
	11,233	18	53		−	11,286	18
Equities by industry:
Consumer	717	21	−		−	717	21
Healthcare	161	3	−		−	161	3
Financial services	194	2	−		−	194	2
Other	612	35	−		−	612	35
	1,684	61	−		−	1,684	61
Certificates of deposit	747	2	−		−	747	2
	$13,664	$81	$53	$	−	$13,717	$81

December 31, 2012	Less than one year		One year or greater		Total
(In thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Debt securities:
Corporate bonds	$4,115	$7	$257	$9	$4,372	$16
Equities by industry:
Consumer	−	−	234	15	234	15
Industrials	−	−	367	53	367	53
Technology	−	−	482	70	482	70
Healthcare	78	9	188	5	266	14
Financial services	48	1	339	85	387	86
Other	343	45	416	198	759	243
	469	55	2,026	426	2,495	481
	$4,584	$62	$2,283	$435	$6,867	$497
The unrealized losses on equities totaling $0.1 million at December 31, 2013 and $0.5 million at December 31, 2012 were due generally to market fluctuations. Accordingly, the Company believes these unrealized losses are temporary in nature.

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

The Company considered the severity and duration of its unrealized losses at December 31, 2013 and recognized a $0.1 million pretax other-than-temporary impairment during 2013 for various investments held in its insurance subsidiary investment portfolio. The Company recognized $0.2 million pretax other-than-temporary impairments in 2011 for various investments held in its insurance subsidiary investment portfolio. These investments were determined to be impaired after considering the duration of the declines in value and the likelihood of near term price recovery of each investment. Because the Company considered the remaining unrealized losses at December 31, 2013 and 2012 to be temporary, the Company did not record any additional impairment losses related to these investments.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10 – INSURANCE SUBSIDIARY INVESTMENTS (Continued)

As a result of deterioration in professional liability and workers compensation underwriting results of the Company’s limited purpose insurance subsidiary in 2012 and 2011, the Company made capital contributions of $14.2 million and $8.6 million in 2013 and 2012, respectively, to its limited purpose insurance subsidiary. Conversely, as a result of improved professional liability underwriting results of the Company’s limited purpose insurance subsidiary in 2010, the Company received a distribution of $3.5 million in 2011 from its limited purpose insurance subsidiary. These transactions were completed in accordance with applicable regulations. Neither the capital contributions nor the distribution had any impact on earnings.

NOTE 11 – LEASES

The Company leases real estate and equipment under cancelable and non-cancelable arrangements. The following table sets forth rent expense by business segment (in thousands):

	Year ended December 31,
	2013	2012	2011
Hospital division:
Buildings:
Ventas	$107,431	$101,831	$94,320
Other landlords	66,357	70,473	55,301
Equipment	33,280	33,021	29,314
	207,068	205,325	178,935
Nursing center division:
Buildings:
Ventas	49,414	47,668	45,819
Other landlords	40,133	37,823	37,461
Equipment	9,259	8,211	7,637
	98,806	93,702	90,917
Rehabilitation division:
Skilled nursing rehabilitation services:
Buildings	1,311	1,289	817
Equipment	3,415	4,153	5,567
	4,726	5,442	6,384
Hospital rehabilitation services:
Buildings	37	52	120
Equipment	69	88	108
	106	140	228
Care management division:
Buildings	4,513	2,754	1,199
Equipment	588	386	167
	5,101	3,140	1,366
Corporate:
Buildings	2,103	2,242	3,356
Equipment	167	187	144
	2,270	2,429	3,500
	$318,077	$310,178	$281,330

Various facility leases include contingent annual rent escalators based upon a change in the Consumer Price Index or other agreed upon terms such as a patient revenue test. These contingent rents are included in rent expense in the year incurred. The Company recorded contingent rent of $2.5 million, $1.3 million and $1.1 million for the years ended December 31, 2013, 2012 and 2011, respectively, including both continuing operations and discontinued operations.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11 – LEASES (Continued)

Future minimum payments under non-cancelable operating leases are as follows (in thousands):

	Minimum payments
	Ventas	Other	Total
2014	$206,864	$100,254	$307,118
2015	174,415	88,933	263,348
2016	176,315	81,900	258,215
2017	178,262	65,315	243,577
2018	143,957	54,322	198,279
Thereafter	607,446	263,550	870,996

Ventas master lease agreements

At December 31, 2013, the Company leased from Ventas and its affiliates 38 TC hospitals and 105 nursing centers under five master lease agreements (as amended, the “Master Lease Agreements”).  Included in the 105 nursing centers leased at December 31, 2013 are the 2013 Expiring Facilities, all of which have lease terms expiring on September 30, 2014. For accounting purposes, the 2013 Expiring Facilities qualify as assets held for sale and the Company has reflected the operating results as discontinued operations in the accompanying consolidated statement of operations for all historical periods.

There are several bundles of leased properties under each Master Lease Agreement, with each bundle containing approximately seven to 19 leased nursing centers and/or TC hospitals.

2012 lease renewals and expirations

Under the Master Lease Agreements, the Company had 73 nursing centers and 16 TC hospitals eligible for renewal prior to an April 30, 2013 lease expiration date. In April 2012, the Company renewed the leases for 19 nursing centers and six TC hospitals for an additional five years. In May 2012, the Company entered into a fifth Master Lease Agreement with Ventas to extend the lease term for ten years for ten TC hospitals that were otherwise scheduled to expire on April 30, 2013 (“Master Lease No. 5”).  These 19 nursing centers and 16 TC hospitals contain 2,178 licensed nursing center beds and 1,682 licensed hospital beds.

In addition, the Company did not renew 54 nursing centers that comprised the 2012 Expiring Facilities. The 2012 Expiring Facilities contained 6,140 licensed nursing center beds and generated revenues of approximately $475 million for the year ended December 31, 2012. The annual rent for these facilities approximated $57 million. The Company transferred the operations of all of the 2012 Expiring Facilities to new operators during 2013 and has accordingly reclassified the results of operations and losses associated with the 2012 Expiring Facilities to discontinued operations, net of income taxes, for all periods presented.

2013 lease renewals and expirations

Under the Master Lease Agreements, the Company had 86 nursing centers and 22 TC hospitals eligible for renewal prior to an April 30, 2015 lease expiration date. On September 30, 2013, the Company entered into an agreement with Ventas to renew the leases for 26 nursing centers and 22 TC hospitals (the “2013 Renewal Facilities”) as follows:

•

the leases for 15 nursing centers and three TC hospitals were renewed for an additional five year term effective May 1, 2015, with annual rents increasing by $4.0 million on October 1, 2014 and otherwise subject to rent escalators found in the original Master Lease Agreements; and

•

the leases for 11 nursing centers and 19 TC hospitals will be moved to an amended and restated Master Lease No. 5 (“Amended Master Lease No. 5”) and renewed for a 10 year, seven month term effective October 1, 2014, with annual rents under Amended Master Lease No. 5 increasing by $11.0 million on October 1, 2014 and otherwise subject to annual increases (up to a 4% cap) based on changes in the Consumer Price Index.

For accounting purposes, the Company began recording the additional rents for the 2013 Renewal Facilities over the new lease term on a straight-line basis beginning on October 1, 2013, the effective date of the agreements.

The 2013 Renewal Facilities contain 3,134 licensed nursing center beds and 1,753 licensed hospital beds and generated revenues of approximately $811 million for the year ended December 31, 2013.  The current aggregate annual rent, before the rent increases noted above, for the 2013 Renewal Facilities approximates $79 million.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11 – LEASES (Continued)

2013 lease renewals and expirations (Continued)

On September 30, 2013, the Company also entered into agreements for the 2013 Expiring Facilities. The current lease term for the Renewal Facilities and the 2013 Expiring Facilities was scheduled to expire in April 2015. Under the terms of the agreements, the lease term for the 2013 Expiring Facilities will now expire on September 30, 2014. The September agreement with Ventas also provided for (1) more flexibility to Ventas to accelerate the transfer of the 2013 Expiring Facilities, (2) a $20 million payment by us to Ventas as part of this transaction that is recorded as an early lease termination charge (rent expense) in discontinued operations in 2013, and (3) the settlement of other matters between the parties.

The 2013 Expiring Facilities contain 7,070 licensed beds and generated revenues of approximately $514 million for the year ended December 31, 2013.  The current aggregate annual rent for the 2013 Expiring Facilities approximates $60 million.

Except as noted below, the terms of Amended Master Lease No. 5 are substantially similar to the terms of the other Master Lease Agreements.

Renewals

Following the exit of the 2013 Expiring Facilities, the Company will lease 45 nursing centers and 38 TC hospitals from Ventas within eight separate renewal bundles.  Except as noted below, each bundle may be renewed for at least one five-year renewal term, provided notice of renewal is provided between 12 and 18 months prior to the expiration of the lease term.  The following chart sets forth the current lease renewals under the existing Master Lease Agreements:

				Facility renewals
Renewal group	Master lease	Expiration date	Renewal date	Nursing centers	TC hospitals	Renewal bundles
Group 1	1, 2, 4	April 30, 2018	October 31, 2016 – April 29, 2017	19	6	3
Group 2	1, 2	April 30, 2020	October 31, 2018 – April 29, 2019	15	3	2
Group 3	5	April 30, 2023	October 31, 2021 – April 29, 2022	−	10	1
Group 4	5	April 30, 2025	October 31, 2023 – April 29, 2024	11	19	2

Conditions to effectiveness of renewals

The Company may not extend the Master Lease Agreements beyond any previously exercised renewal term if, at the time the Company seeks such extension and at the time such extension takes effect: (1) an event of default has occurred and is continuing or (2) a Medicare/Medicaid event of default and/or a licensed bed event of default has occurred and is continuing with respect to one, two or three leased properties, depending on the number of leased properties under a particular Master Lease Agreement. The renewal term of each Master Lease Agreement is subject to termination upon default by the Company and certain other conditions described in the Master Lease Agreements.

Under each Master Lease Agreement, an event of default will be deemed to occur if, among other things, an event of default arises from the Company’s failure to pay principal or interest on any indebtedness exceeding $50 million or the maturity of any indebtedness exceeding $50 million is accelerated.

Rent appraisal process and the Company’s right to revoke such renewals

Under the Master Lease Agreements, if the Company provides Ventas with notice that the Company intends to renew one or more renewal bundles, Ventas may then initiate an appraisal process to establish a new fair market rental (as defined in the Master Lease Agreements) (“FMR”) for any or all of these bundles.

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

NOTE 12 – LONG-TERM DEBT

Capitalization

A summary of long-term debt at December 31 follows (in thousands):

	2013	2012
Term Loan Facility, net of unamortized original issue discount of $6.4 million at December 31, 2013 and $7.8 million at December 31, 2012	$777,197	$781,694
Notes	550,000	550,000
ABL Facility	256,100	320,700
Capital lease obligations	5	609
Other	4,311	4,645
Total debt, average life of 5 years (weighted average rate 5.4% for 2013 and 5.9% for 2012)	1,587,613	1,657,648
Amounts due within one year	(8,222)	(8,942)
Long-term debt	$1,579,391	$1,648,706

The following table summarizes scheduled maturities of long-term debt for the years 2014 through 2018 (in thousands):

	Term Loan Facility	Notes		ABL Facility		Capital leases	Other	Total
2014	$7,875	$	−	$	−	$5	$342	$8,222
2015	7,875		−		−	−	3,836	11,711
2016	7,875		−		−	−	123	7,998
2017	7,875		−		−	−	10	7,885
2018	752,062		−		256,100	−	−	1,008,162

The estimated fair value of the Company’s long-term debt approximated $1.6 billion at both December 31, 2013 and  December 31, 2012. See Note 17.

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

The agreements governing the Credit Facilities and the indenture governing the Notes include a number of restrictive covenants that, among other things and subject to certain exceptions and baskets, impose operating and financial restrictions on the Company and certain of its subsidiaries. The Company’s ability to pay dividends is limited to certain restricted payment baskets, which may expand based upon accumulated earnings. In addition, the Company is required to comply with a minimum fixed charge coverage ratio and a maximum total leverage ratio under the Credit Facilities. The financing agreements governing the Credit Facilities and the indenture governing the Notes also contain customary affirmative covenants and events of default. The Company was in compliance with the terms of the Credit Facilities and the indenture governing the Notes at December 31, 2013.

All obligations under the Credit Facilities are fully and unconditionally guaranteed, subject to certain customary release provisions, by substantially all of the Company’s existing and future direct and indirect domestic 100% owned subsidiaries, as well as certain non-100% owned domestic subsidiaries as the Company may determine from time to time in its sole discretion. The Notes are fully and unconditionally guaranteed, subject to certain customary release provisions, by substantially all of the Company’s domestic 100% owned subsidiaries. In addition, the Credit Facilities are collateralized by substantially all of the Company’s assets, including certain owned real property.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12 – LONG-TERM DEBT (Continued)

Credit facilities and notes (Continued)

In August 2013, the Company completed amendments and restatements to the Credit Facilities to increase its borrowing capacity and to modify certain covenants to improve its financial flexibility. The amendments include, among other things, the following changes: (a) refreshing the option to increase the credit capacity in the aggregate between the Credit Facilities by $250 million; (b) establishing the option to further increase the credit capacity between the Credit Facilities upon satisfaction of a secured leverage ratio; (c) extending the maturity of the ABL Facility by two years to June 2018; (d) eliminating the annual and cumulative limitations on acquisitions; (e) raising to $150 million the Company’s basket for paying cash dividends, buying back stock and making other restricted payments; and (f) easing the restrictions on the Company’s ability to make investments and enter into other joint venture arrangements. The interest rate pricing levels were not changed in connection with the amendments.

In May 2013, the Company completed an amendment and restatement of its Term Loan Facility to reduce its annual interest cost by 100 basis points. The applicable interest rate on the Term Loan Facility was reduced by 50 basis points to LIBOR plus 325 basis points (previously LIBOR plus 375 basis points). In addition, the LIBOR floor was reduced to 1.00% from 1.50%.

The Company recorded fees associated with the amendments of $0.5 million during 2013, which are included in other operating expenses in the accompanying consolidated statement of operations. The Company also recorded charges associated with the amendments and restatements of $1.5 million during 2013, which are included in interest expense in the accompanying consolidated statement of operations.

The Credit Facilities also included an option to increase the credit capacity in an aggregate amount between the two facilities by $200 million. In October 2012, the Company exercised this option to increase the credit capacity by completing modifications to increase by $100 million its Term Loan Facility and expand by $100 million the borrowing capacity under its ABL Facility. The additional Term Loan Facility borrowings were issued at 97.5% and the net proceeds were used to pay down a portion of the outstanding balance under the ABL Facility. In connection with the $100 million expansion of the borrowing capacity under its ABL Facility, the Company also modified the accounts receivable borrowing base which will allow the Company to more easily access the full amount of the available credit. The other terms of the Term Loan Facility and the ABL Facility were unchanged.

Interest rate swaps

In December 2011, the Company entered into two interest rate swap agreements to hedge its floating interest rate on an aggregate of $225 million of debt outstanding under its Term Loan Facility. The interest rate swaps have an effective date of January 9, 2012, and expire on January 11, 2016. The Company is required to make payments based upon a fixed interest rate of 1.8925% calculated on the notional amount of $225 million. In exchange, the Company will receive interest on $225 million at a variable interest rate that is based upon the three-month LIBOR, subject to a minimum rate of 1.5%. The Company determined the interest rate swaps continue to qualify for cash flow hedge accounting treatment at December 31, 2013. However, the Term Loan Facility amendment completed in May 2013 reduced the LIBOR floor from 1.5% to 1.0%, therefore some partial ineffectiveness will result through the expiration of the interest rate swap agreement. For the year ended December 31, 2013, there was $0.4 million of ineffectiveness recognized related to the interest rate swaps recorded in interest expense. The fair value of the interest rate swaps recorded in other accrued liabilities was $1.4 million and $2.6 million at December 31, 2013 and December 31, 2012, respectively.

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

Litigation – The Company is a party to various legal actions and regulatory and other governmental and internal audits and investigations in the ordinary course of business (including investigations resulting from the Company’s obligation to self-report suspected violations of law by the Company). The Company cannot predict the ultimate outcome of pending litigation and regulatory and other governmental and internal audits and investigations. These matters could potentially subject the Company to sanctions, damages, recoupments, fines and other penalties, some of which may not be covered by insurance. The U.S. Department of Justice (the “DOJ”), CMS or other federal and state enforcement and regulatory agencies may conduct additional investigations related to the Company’s businesses in the future which may, either individually or in the aggregate, have a material adverse effect on the Company’s business, financial position, results of operations and liquidity. See Note 20.

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

NOTE 14 – CAPITAL STOCK

Dividends

In August 2013, the Company’s Board of Directors approved the initiation of a quarterly cash dividend to its shareholders of $0.12 per common share that was paid on September 9, 2013 to shareholders of record as of the close of business on August 19, 2013. A subsequent quarterly cash dividend of $0.12 per common share was paid on December 9, 2013 to shareholders of record as of the close of business on November 18, 2013. In February 2014, the Company’s Board of Directors approved a quarterly cash dividend to its shareholders of $0.12 per common share to be paid on March 27, 2014 to shareholders of record as of the close of business on March 6, 2014. Future declarations of quarterly dividends will be subject to the approval of the Company’s Board of Directors.

Equity compensation plans

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

Plan descriptions

The Company maintains plans under which approximately four million service-based restricted shares, performance-based restricted shares and options to purchase common stock may be granted to directors, officers and other key employees. Exercise provisions vary, but most stock options are exercisable in whole or in part beginning one to four years after grant and ending seven to ten years after grant. Shares of common stock available for future grants were 1,033,186, 2,301,320 and 3,513,109 at December 31, 2013, 2012 and 2011, respectively.

Stock options

There were no stock option grants during the three years ended December 31, 2013.

Compensation expense related to stock was immaterial for the year ended December 31, 2013, $0.1 million ($0.1 million net of income taxes) for the year ended December 31, 2012 and $0.3 million ($0.2 million net of income taxes) for the year ended December 31, 2011.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14 – CAPITAL STOCK (Continued)

Stock options (Continued)

Activity in the various plans is summarized below:

	Shares under option	Option price per share	Weighted average exercise price
Balances, December 31, 2012	1,763,497	$6.10 to $25.83	$18.16
Exercised	(102,226)	6.49 to 15.06	9.82
Canceled	(638,670)	6.10 to 25.83	16.91
Balances, December 31, 2013	1,022,601	$11.53 to $25.83	$19.77

The intrinsic value of the stock options exercised during 2013, 2012 and 2011 approximated $0.4 million, $0.2 million and $2.8 million, respectively. Cash received from stock option exercises in 2013, 2012 and 2011 totaled $0.5 million, $0.1 million and $3.0 million, respectively.

A summary of stock options outstanding at December 31, 2013 follows:

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding at December 31, 2013	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable at December 31, 2013	Weighted average exercise price
$11.53 to $15.06	267,832	3 years	$14.47	267,832	$14.47
$18.26 to $22.72	480,027	1 year	19.40	480,027	19.40
$23.25 to $25.83	274,742	1 year	25.58	274,742	25.58
	1,022,601	1 year	$19.77	1,022,601	$19.77

The intrinsic value of the stock options outstanding and stock options that are exercisable as of December 31, 2013 each approximated $1.8 million.

Service-based restricted shares

At December 31, 2013, unearned compensation costs related to non-vested service-based restricted shares aggregated $9.0 million. These costs will be expensed over the remaining weighted average vesting period of approximately two years. Compensation expense related to these awards approximated $9.6 million ($5.8 million net of income taxes) for the year ended December 31, 2013, $7.6 million ($4.6 million net of income taxes) for the year ended December 31, 2012 and $7.1 million ($4.4 million net of income taxes) for the year ended December 31, 2011.

A summary of non-vested service-based restricted shares follows:

	Non-vested service-based restricted shares	Weighted average fair value at date of grant
Balances, December 31, 2012	1,566,969	$13.17
Granted	822,633	11.44
Vested	(541,100)	13.64
Canceled	(67,148)	13.12
Balances, December 31, 2013	1,781,354	$12.23

The fair value of restricted shares vested during 2013, 2012 and 2011 was $6.6 million, $3.2 million and $7.0 million, respectively.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14 – CAPITAL STOCK (Continued)

Performance-based restricted shares

Performance-based restricted share awards vest over a three-year period based upon the attainment of various performance measures in each performance period. Compensation expense related to these awards approximated $1.6 million ($1.0 million net of income taxes) for the year ended December 31, 2013, $3.2 million ($2.0 million net of income taxes) for the year ended December 31, 2012 and $5.4 million ($3.3 million net of income taxes) for the year ended December 31, 2011.

A summary of non-vested performance-based restricted shares follows:

	Non-vested performance-based restricted shares	Weighted average fair value at date of grant
Balances, December 31, 2012	836,749
Granted	542,500	$10.81
Vested	(344,429)	9.39
Canceled	(66,761)	$10.23
Balances, December 31, 2013	968,059

The performance measures and fair value for each vesting period of a performance-based restricted share award are established annually. The performance measures and fair value for the non-vested performance-based restricted shares have not been established for vesting periods with performance measures determined after December 31, 2013.

NOTE 15 – EMPLOYEE BENEFIT PLANS

The Company maintains defined contribution retirement plans covering employees who meet certain minimum eligibility requirements. Benefits are determined as a percentage of a participant’s contributions and generally are vested based upon length of service. Retirement plan expense was $1.1 million for 2013, $4.1 million for 2012 and $5.5 million for 2011. Amounts equal to retirement plan expense are funded annually.

NOTE 16 – ACCRUED LIABILITIES

A summary of other accrued liabilities at December 31 follows (in thousands):

	2013	2012
Accrued litigation	$40,629	$9,309
Patient accounts	38,386	43,124
Taxes other than income	37,408	46,114
Accrued interest	11,957	14,096
Other	18,115	24,561
	$146,495	$137,204

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

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 17 – FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)

The Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis and any associated losses for the years ended December 31, 2013 and 2012 are summarized below (in thousands):

	Fair value measurements						Assets/ liabilities at fair value		Total losses
	Level 1		Level 2		Level 3
December 31, 2013:
Recurring:
Assets:
Available-for-sale debt securities:
Corporate bonds	$	−		$20,615	$	−		$20,615	$	−
Debt securities issued by U.S. government agencies		−		19,527		−		19,527		−
U.S. Treasury notes		7,638		−		−		7,638		−
		7,638		40,142		−		47,780		−
Available-for-sale equity securities		9,420		−		−		9,420		−
Money market funds		12,080		−		−		12,080		−
Certificates of deposit		−		3,950		−		3,950		−
Total available-for-sale investments		29,138		44,092		−		73,230		−
Deposits held in money market funds		643		4,238		−		4,881		−
		$29,781		$48,330	$	−		$78,111	$	−
Liabilities:
Interest rate swaps	$	−		$(1,437)	$	−		$(1,437)	$	−
Non-recurring:
Assets:
Hospitals available for sale	$	−	$	−		$3,358		$3,358		$(9,964)
Property and equipment		−		−		2,888		2,888		(11,743)
Goodwill – home health		−		−		112,378		112,378		(76,082)
	$	−	$	−		$118,624		$118,624		$(97,789)
Liabilities	$	−	$	−	$	−	$	−	$	−
December 31, 2012:
Recurring:
Assets:
Available-for-sale debt securities:
Corporate bonds	$	−		$21,454	$	−		$21,454	$	−
Debt securities issued by U.S. government agencies		−		16,713		−		16,713		−
U.S. Treasury notes		6,134		−		−		6,134		−
		6,134		38,167		−		44,301		−
Available-for-sale equity securities		13,025		−		−		13,025		−
Money market funds		7,438		−		−		7,438		−
Certificates of deposit		−		5,104		−		5,104		−
Total available-for-sale investments		26,597		43,271		−		69,868		−
Deposits held in money market funds		347		3,978		−		4,325		−
		$26,944		$47,249	$	−		$74,193	$	−
Liabilities:
Interest rate swaps	$	−		$(2,649)	$	−		$(2,649)	$	−
Non-recurring:
Assets:
Hospital available for sale	$	−	$	−		$105		$105		$(569)
Property and equipment		−		−		286		286		(3,630)
Goodwill – skilled nursing rehabilitation services		−		−		−		−		(107,899)
Intangible assets – Medicare license		−		−		−		−		(2,530)
	$	−	$	−		$391		$391		$(114,628)
Liabilities	$	−	$	−	$	−	$	−	$	−

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 17 – FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)

Recurring measurements

The Company’s available-for-sale investments held by its limited purpose insurance subsidiary consist of debt securities, equities, money market funds and certificates of deposit. These available-for-sale investments and the insurance subsidiary’s cash and cash equivalents of $175.7 million as of December 31, 2013 and $136.5 million as of December 31, 2012, classified as insurance subsidiary investments, are maintained for the payment of claims and expenses related to professional liability and workers compensation risks.

The Company also has available-for-sale investments totaling $3.6 million as of December 31, 2013 and $3.7 million as of December 31, 2012 related to a deferred compensation plan that is maintained for certain of the Company’s current and former employees.

The fair value of actively traded debt and equity securities and money market funds are based upon quoted market prices and are generally classified as Level 1. The fair value of inactively traded debt securities and certificates of deposit are based upon either quoted market prices of similar securities or observable inputs such as interest rates using either a market or income valuation approach and are generally classified as Level 2. The Company’s investment advisors obtain and review pricing for each security. The Company is responsible for the determination of fair value and as such the Company reviews the pricing information from its advisors in determining reasonable estimates of fair value. Based upon the Company’s internal review procedures, there were no adjustments to the prices during 2013 or 2012.

The Company’s deposits held in money market funds consist primarily of cash and cash equivalents for the Company’s insurance programs and for general corporate purposes.

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

	2013		2012
(In thousands)	Carrying value	Fair value	Carrying value	Fair value
Cash and cash equivalents	$35,972	$35,972	$50,007	$50,007
Cash–restricted	3,713	3,713	5,197	5,197
Insurance subsidiary investments	245,389	245,389	202,592	202,592
Tax refund escrow investments	205	205	207	207
Long-term debt, including amounts due within one year (excluding capital lease obligations totaling $0.6 million at December 31, 2012)	1,587,608	1,630,192	1,657,039	1,630,649

Non-recurring measurements

In connection with the preparation of the Company’s operating results for the fourth quarter of 2013, the Company determined that the impact of regulatory changes announced on November 22, 2013 related to the Company’s home health reporting unit was an impairment triggering event. The regulatory changes resulted from action by CMS to, among other changes, rebase home health payment rates by reducing the national standardized 60 day episode payment rate by 2.8% in each of the next four years beginning January 1, 2014. The Company tested the recoverability of the home health reporting unit goodwill, other intangible assets and long-lived assets. The Company recorded a pretax impairment charge aggregating $76.1 million in the fourth quarter of 2013 to reflect the amount by which the carrying value of its home health reporting unit exceeded the estimated fair value. The Company determined that other intangible assets and long-lived assets in the home health reporting unit were not impaired.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 17 – FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)

Non-recurring measurements (Continued)

In the fourth quarter of 2013, the Company reviewed the long-lived assets related to the planned divestiture and pending offer for a TC hospital held for sale and determined its property and equipment was impaired. As a result, the Company recorded a pretax loss on divestiture of $8.6 million in discontinued operations. The fair value of the assets were measured using a Level 3 input of the pending offer.

During the year ended December 31, 2013, the Company recorded an asset impairment charge of $7.9 million related to leasehold improvements of the 2013 Expiring Facilities. These charges reflect the amount by which the carrying value exceeded its estimated fair value. The fair value of property and equipment was measured using Level 3 inputs such as replacement costs adjusted for depreciation, economic obsolescence and inflation.

During the year ended December 31, 2013, the Company reduced the fair value of a hospital held for sale based upon a pending offer, which resulted in a pretax loss of $1.4 million in other operating expenses in continuing operations. The fair value of the assets were measured using a Level 3 input of the pending offer.

In July 2011, CMS issued the 2011 CMS Rules. The Company recorded pretax impairment charges aggregating $3.8 million (including $1.1 million in continuing operations) and $3.0 million (including $1.0 million in continuing operations) for the years ended December 31, 2013 and December 31, 2012, respectively, for property and equipment expenditures in the nursing center asset groups that were determined to be impaired by the 2011 CMS Rules. These charges reflected the amount by which the carrying value of certain assets exceeded their estimated fair value. The fair value of property and equipment was measured using Level 3 inputs such as replacement costs factoring in depreciation, economic obsolesce and inflation trends.

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

In connection with the preparation of the Company’s operating results for the fourth quarter of 2012, the Company determined that the impact of regulatory changes related to the Company’s skilled nursing rehabilitation services reporting unit was a triggering event in the fourth quarter of 2012, simultaneously with the Company’s annual impairment test. The regulatory changes included a new pre-payment manual medical review process for certain Medicare Part B services exceeding $3,700 which became effective October 1, 2012 and new rules which became effective April 1, 2013 under the Taxpayer Relief Act that reduced Medicare Part B payments by an additional 25% for subsequent procedures when multiple therapy services are provided on the same day. The Company tested the recoverability of its skilled nursing rehabilitation services reporting unit goodwill, other intangible assets and long-lived assets. The Company recorded a pretax impairment charge aggregating $107.9 million (which represented the entire skilled nursing rehabilitation services reporting unit goodwill) in the fourth quarter of 2012 to reflect the amount by which the carrying value of goodwill exceeded the estimated fair value. The impairment charge did not impact the Company’s cash flows or liquidity. The fair value of goodwill was measured using both Level 2 and Level 3 inputs such as discounted cash flows, market multiple analysis, replacement costs and sales comparison methodologies.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 18 – NONCONTROLLING INTERESTS

As of December 31, 2013, the Company had ownership ranging from 51% to 99% in various joint ventures.

During 2013, the Company did not complete any buyouts of noncontrolling interests. During 2012, the Company completed various partial buyouts of noncontrolling interests. During 2011, the Company completed two joint venture buyouts, one a full buyout and the other a partial buyout, of noncontrolling interests. In accordance with the authoritative guidance of noncontrolling interests, these payments have been accounted for as equity transactions.

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

The following condensed consolidating financial data present the financial position of the parent company/issuer, the guarantor subsidiaries and the non-guarantor subsidiaries as of December 31, 2013 and December 31, 2012, and the respective results of operations and cash flows for the three years ended December 31, 2013.

Condensed Consolidating Statement of Operations

	Year ended December 31, 2013
(In thousands)	Parent company/ issuer	Guarantor subsidiaries	Non-guarantor subsidiaries	Consolidating and eliminating adjustments	Consolidated
Revenues	$–	$4,485,614	$530,982	$(116,086)	$4,900,510
Salaries, wages and benefits	–	2,799,131	189,356	–	2,988,487
Supplies	–	311,374	17,625	–	328,999
Rent	–	280,231	37,846	–	318,077
Other operating expenses	–	853,252	248,717	(116,086)	985,883
Other (income) expense	–	31	(1,471)	–	(1,440)
Impairment charges	–	77,193	–	–	77,193
Depreciation and amortization	–	146,707	10,622	–	157,329
Management fees	–	(12,908)	12,908	–	–
Intercompany interest (income) expense from affiliates	(106,068)	70,995	35,073	–	–
Interest expense	107,785	52	212	–	108,049
Investment income	–	(235)	(3,816)	–	(4,051)
Equity in net loss of consolidating affiliates	167,455	–	–	(167,455)	–
	169,172	4,525,823	547,072	(283,541)	4,958,526
Loss from continuing operations before income taxes	(169,172)	(40,209)	(16,090)	167,455	(58,016)
Provision (benefit) for income taxes	(680)	(14,059)	1,535	–	(13,204)
Loss from continuing operations	(168,492)	(26,150)	(17,625)	167,455	(44,812)
Discontinued operations, net of income taxes:
Loss from operations	–	(36,136)	–	–	(36,136)
Loss on divestiture of operations	–	(83,887)	–	–	(83,887)
Loss from discontinued operations	–	(120,023)	–	–	(120,023)
Net loss	(168,492)	(146,173)	(17,625)	167,455	(164,835)
Earnings attributable to noncontrolling interests	–	–	(3,657)	–	(3,657)
Loss attributable to Kindred	$(168,492)	$(146,173)	$(21,282)	$167,455	$(168,492)
Comprehensive loss	$(166,862)	$(146,173)	$(17,859)	$167,689	$(163,205)
Comprehensive loss attributable to Kindred	$(166,862)	$(146,173)	$(21,516)	$167,689	$(166,862)

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 19 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Condensed Consolidating Statement of Operations (Continued)

	Year ended December 31, 2012
(In thousands)	Parent company/ issuer	Guarantor subsidiaries	Non-guarantor subsidiaries	Consolidating and eliminating adjustments	Consolidated
Revenues	$–	$4,548,839	$480,117	$(100,447)	$4,928,509
Salaries, wages and benefits	–	2,837,587	174,734	–	3,012,321
Supplies	–	307,014	36,088	–	343,102
Rent	–	279,526	30,652	–	310,178
Other operating expenses	–	802,638	212,081	(100,447)	914,272
Other income	–	(12,660)	–	–	(12,660)
Impairment charges	–	108,953	–	–	108,953
Depreciation and amortization	–	150,774	11,911	–	162,685
Management fees	(218)	(12,483)	12,701	–	–
Intercompany interest (income) expense from affiliates	(113,745)	80,456	33,289	–	–
Interest expense	107,243	2	630	–	107,875
Investment income	–	(116)	(881)	–	(997)
Equity in net loss of consolidating affiliates	44,651	–	–	(44,651)	–
	37,931	4,541,691	511,205	(145,098)	4,945,729
Income (loss) from continuing operations before income taxes	(37,931)	7,148	(31,088)	44,651	(17,220)
Provision (benefit) for income taxes	2,436	32,895	(5,624)	–	29,707
Loss from continuing operations	(40,367)	(25,747)	(25,464)	44,651	(46,927)
Discontinued operations, net of income taxes:
Income from operations	–	12,348	–	–	12,348
Loss on divestiture of operations	–	(4,745)	–	–	(4,745)
Income from discontinued operations	–	7,603	–	–	7,603
Net loss	(40,367)	(18,144)	(25,464)	44,651	(39,324)
Earnings attributable to noncontrolling interests	–	–	(1,043)	–	(1,043)
Loss attributable to Kindred	$(40,367)	$(18,144)	$(26,507)	$44,651	$(40,367)
Comprehensive loss	$(40,780)	$(18,490)	$(24,627)	$44,160	$(39,737)
Comprehensive loss attributable to Kindred	$(40,780)	$(18,490)	$(25,670)	$44,160	$(40,780)

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 19 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Condensed Consolidating Statement of Operations (Continued)

	Year ended December 31, 2011
(In thousands)	Parent company/ issuer	Guarantor subsidiaries	Non-guarantor subsidiaries	Consolidating and eliminating adjustments	Consolidated
Revenues	$–	$3,999,991	$299,760	$(87,225)	$4,212,526
Salaries, wages and benefits	–	2,481,238	95,435	–	2,576,673
Supplies	–	293,166	20,936	–	314,102
Rent	–	263,627	17,703	–	281,330
Other operating expenses	–	788,360	151,402	(87,225)	852,537
Other income	–	(13,180)	–	–	(13,180)
Impairment charges	–	73,554	–	–	73,554
Depreciation and amortization	–	121,283	7,592	–	128,875
Management fees	(555)	(8,014)	8,569	–	–
Intercompany interest (income) expense from affiliates	(88,234)	68,650	19,584	–	–
Interest expense	80,181	297	422	–	80,900
Investment income	–	(70)	(918)	–	(988)
Equity in net loss of consolidating affiliates	59,083	–	–	(59,083)	–
	50,475	4,068,911	320,725	(146,308)	4,293,803
Loss from continuing operations before income taxes	(50,475)	(68,920)	(20,965)	59,083	(81,277)
Provision (benefit) for income taxes	3,006	(11,690)	(5,357)	–	(14,041)
Loss from continuing operations	(53,481)	(57,230)	(15,608)	59,083	(67,236)
Income from discontinued operations, net of income taxes	–	13,517	–	–	13,517
Net loss	(53,481)	(43,713)	(15,608)	59,083	(53,719)
Loss attributable to noncontrolling interests	–	–	238	–	238
Loss attributable to Kindred	$(53,481)	$(43,713)	$(15,370)	$59,083	$(53,481)
Comprehensive loss	$(55,085)	$(45,006)	$(15,919)	$60,687	$(55,323)
Comprehensive loss attributable to Kindred	$(55,085)	$(45,006)	$(15,681)	$60,687	$(55,085)

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 19 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Condensed Consolidating Balance Sheet

	As of December 31, 2013
(In thousands)	Parent company/ issuer	Guarantor subsidiaries	Non-guarantor subsidiaries	Consolidating and eliminating adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$–	$23,535	$12,437	$–	$35,972
Cash – restricted	–	3,713	–	–	3,713
Insurance subsidiary investments	–	–	96,295	–	96,295
Accounts receivable, net	–	819,103	97,426	–	916,529
Inventories	–	22,870	2,910	–	25,780
Deferred tax assets	–	37,920	–	–	37,920
Income taxes	–	36,083	763	–	36,846
Other	–	40,679	2,994	–	43,673
	–	983,903	212,825	–	1,196,728
Property and equipment, net	–	878,284	48,291	–	926,575
Goodwill	–	700,278	291,824	–	992,102
Intangible assets, net	–	400,313	22,990	–	423,303
Assets held for sale	–	20,978	–	–	20,978
Insurance subsidiary investments	–	–	149,094	–	149,094
Investment in subsidiaries	55,609	–	–	(55,609)	–
Intercompany	2,580,391	–	–	(2,580,391)	–
Deferred tax assets	–	6,193	10,850	–	17,043
Other	43,332	104,113	72,601	–	220,046
	$2,679,332	$3,094,062	$808,475	$(2,636,000)	$3,945,869
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$–	$158,497	$23,275	$–	$181,772
Salaries, wages and other compensation	–	314,413	46,779	–	361,192
Due to third party payors	–	33,747	–	–	33,747
Professional liability risks	–	3,339	57,654	–	60,993
Other accrued liabilities	13,378	122,381	10,736	–	146,495
Long-term debt due within one year	7,875	109	238	–	8,222
	21,253	632,486	138,682	–	792,421
Long-term debt	1,575,422	249	3,720	–	1,579,391
Intercompany	–	2,226,940	353,451	(2,580,391)	–
Professional liability risks	–	62,115	184,115	–	246,230
Deferred credits and other liabilities	–	129,260	77,351	–	206,611
Commitments and contingencies
Equity:
Stockholders’ equity	1,082,657	43,012	12,597	(55,609)	1,082,657
Noncontrolling interests	–	–	38,559	–	38,559
	1,082,657	43,012	51,156	(55,609)	1,121,216
	$2,679,332	$3,094,062	$808,475	$(2,636,000)	$3,945,869

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 19 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Condensed Consolidating Balance Sheet (Continued)

	As of December 31, 2012
(In thousands)	Parent company/ issuer	Guarantor subsidiaries	Non-guarantor subsidiaries	Consolidating and eliminating adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$–	$37,370	$12,637	$–	$50,007
Cash – restricted	–	5,197	–	–	5,197
Insurance subsidiary investments	–	–	86,168	–	86,168
Accounts receivable, net	–	940,524	98,081	–	1,038,605
Inventories	–	29,023	2,998	–	32,021
Deferred tax assets	–	12,663	–	–	12,663
Income taxes	–	13,187	386	–	13,573
Other	–	15,118	20,414	–	35,532
	–	1,053,082	220,684	–	1,273,766
Property and equipment, net	–	1,090,523	52,603	–	1,143,126
Goodwill	–	771,533	269,733	–	1,041,266
Intangible assets, net	–	417,092	22,675	–	439,767
Assets held for sale	–	4,131	–	–	4,131
Insurance subsidiary investments	–	–	116,424	–	116,424
Investment in subsidiaries	221,581	–	–	(221,581)	–
Intercompany	2,655,460	–	–	(2,655,460)	–
Deferred tax assets	1,040	–	13,932	(14,972)	–
Other	47,364	108,143	63,959	–	219,466
	$2,925,445	$3,444,504	$760,010	$(2,892,013)	$4,237,946
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$168	$195,268	$15,232	$–	$210,668
Salaries, wages and other compensation	–	345,223	43,786	–	389,009
Due to third party payors	–	35,420	–	–	35,420
Professional liability risks	–	3,623	50,465	–	54,088
Other accrued liabilities	16,724	111,113	9,367	–	137,204
Long-term debt due within one year	8,000	102	840	–	8,942
	24,892	690,749	119,690	–	835,331
Long-term debt	1,644,394	358	3,954	–	1,648,706
Intercompany	–	2,328,929	326,531	(2,655,460)	–
Professional liability risks	–	68,116	168,514	–	236,630
Deferred tax liabilities	–	24,736	–	(14,972)	9,764
Deferred credits and other liabilities	–	143,722	70,949	–	214,671
Commitments and contingencies
Equity:
Stockholders’ equity	1,256,159	187,894	33,687	(221,581)	1,256,159
Noncontrolling interests	–	–	36,685	–	36,685
	1,256,159	187,894	70,372	(221,581)	1,292,844
	$2,925,445	$3,444,504	$760,010	$(2,892,013)	$4,237,946

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 19 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Condensed Consolidating Statement of Cash Flows

	Year ended December 31, 2013
(In thousands)	Parent company/ issuer	Guarantor subsidiaries	Non-guarantor subsidiaries	Consolidating and eliminating adjustments	Consolidated
Net cash provided by (used in) operating activities	$(1,290)	$171,717	$28,985	$–	$199,412
Cash flows from investing activities:
Routine capital expenditures	–	(96,051)	(4,857)	–	(100,908)
Development capital expenditures	–	(11,206)	(618)	–	(11,824)
Acquisitions, net of cash acquired	–	(223,917)	(402)	–	(224,319)
Sale of assets	–	250,606	–	–	250,606
Purchase of insurance subsidiary investments	–	–	(46,127)	–	(46,127)
Sale of insurance subsidiary investments	–	–	49,954	–	49,954
Net change in insurance subsidiary cash and cash equivalents	–	–	(44,077)	–	(44,077)
Change in other investments	–	122	–	–	122
Capital contribution to insurance subsidiary	–	(14,220)	–	14,220	–
Other	–	376	–	–	376
Net cash used in investing activities	–	(94,290)	(46,127)	14,220	(126,197)
Cash flows from financing activities:
Proceeds from borrowings under revolving credit	1,675,800	–	–	–	1,675,800
Repayment of borrowings under revolving credit	(1,740,400)	–	–	–	(1,740,400)
Repayment of other long-term debt	(5,938)	(102)	(836)	–	(6,876)
Payment of deferred financing costs	(1,666)	–	–	–	(1,666)
Distribution made to noncontrolling interests	–	–	(2,051)	–	(2,051)
Issuance of common stock	461	–	–	–	461
Dividends paid	(13,001)	–	–	–	(13,001)
Change in intercompany accounts	86,034	(91,643)	5,609	–	–
Capital contribution to insurance subsidiary	–	–	14,220	(14,220)	–
Other	–	483	–	–	483
Net cash provided by (used in) financing activities	1,290	(91,262)	16,942	(14,220)	(87,250)
Change in cash and cash equivalents	–	(13,835)	(200)	–	(14,035)
Cash and cash equivalents at beginning of period	–	37,370	12,637	–	50,007
Cash and cash equivalents at end of period	$–	$23,535	$12,437	$–	$35,972

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 19 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Condensed Consolidating Statement of Cash Flows (Continued)

	Year ended December 31, 2012
(In thousands)	Parent company/ issuer	Guarantor subsidiaries	Non-guarantor subsidiaries	Consolidating and eliminating adjustments	Consolidated
Net cash provided by operating activities	$23,683	$210,573	$28,306	$–	$262,562
Cash flows from investing activities:
Routine capital expenditures	–	(106,075)	(9,100)	–	(115,175)
Development capital expenditures	–	(44,860)	(5,462)	–	(50,322)
Acquisitions, net of cash acquired	–	(178,212)	–	–	(178,212)
Sale of assets	–	1,260	–	–	1,260
Purchase of insurance subsidiary investments	–	–	(38,041)	–	(38,041)
Sale of insurance subsidiary investments	–	–	38,363	–	38,363
Net change in insurance subsidiary cash and cash equivalents	–	–	(21,285)	–	(21,285)
Change in other investments	–	1,465	–	–	1,465
Capital contribution to insurance subsidiary	–	(8,600)	–	8,600	–
Other	–	(539)	–	–	(539)
Net cash used in investing activities	–	(335,561)	(35,525)	8,600	(362,486)
Cash flows from financing activities:
Proceeds from borrowings under revolving credit	1,784,300	–	–	–	1,784,300
Repayment of borrowings under revolving credit	(1,757,100)	–	–	–	(1,757,100)
Proceeds from issuance of term loan, net of discount	97,500	–	–	–	97,500
Repayment of other long-term debt	(7,000)	(95)	(3,569)	–	(10,664)
Payment of deferred financing costs	(1,465)	–	–	–	(1,465)
Contribution made by noncontrolling interests	–	–	200	–	200
Distribution made to noncontrolling interests	–	–	(3,829)	–	(3,829)
Purchase of noncontrolling interests	–	–	(719)	–	(719)
Issuance of common stock	147	–	–	–	147
Capital contribution to insurance subsidiary	–	–	8,600	(8,600)	–
Change in intercompany accounts	(140,065)	140,628	(563)	–	–
Net cash provided by (used in) financing activities	(23,683)	140,533	120	(8,600)	108,370
Change in cash and cash equivalents	–	15,545	(7,099)	–	8,446
Cash and cash equivalents at beginning of period	–	21,825	19,736	–	41,561
Cash and cash equivalents at end of period	$–	$37,370	$12,637	$–	$50,007

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

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 20 – LEGAL AND REGULATORY PROCEEDINGS

The Company provides services in a highly regulated industry and is subject to various legal actions and regulatory and other governmental and internal audits and investigations from time to time. These matters could (1) require the Company to pay substantial damages, fines, penalties or amounts in judgments or settlements, which individually or in the aggregate could exceed amounts, if any, that may be recovered under the Company’s insurance policies where coverage applies and is available; (2) cause the Company to incur substantial expenses; (3) require significant time and attention from the Company’s management; (4) subject the Company to sanctions including possible exclusions from the Medicare and Medicaid programs; and (5) cause the Company to close or sell one or more facilities or otherwise modify the way the Company conducts business. The ultimate resolution of these matters, whether as a result of litigation or settlement, could have a material adverse effect on the Company’s business, financial position, results of operations and liquidity.

In accordance with authoritative accounting guidance related to loss contingencies, the Company records an accrued liability for litigation and regulatory matters that are both probable and reasonably estimable. Additional losses in excess of amounts accrued may be reasonably possible. The Company reviews loss contingencies that are reasonably possible and determines whether an estimate of the possible loss or range of loss, individually or in aggregate, can be disclosed in the Company’s consolidated financial statements. These estimates are based upon currently available information for those legal and regulatory proceedings in which the Company is involved, taking into account the Company’s best estimate of losses for those matters for which such estimate can be made. The Company’s estimates involve significant judgment, given that (1) these legal and regulatory proceedings are in early stages; (2) discovery may not be completed; (3) damages sought in these legal and regulatory proceedings can be unsubstantiated or indeterminate; (4) the matters present legal uncertainties or evolving areas of law; (5) there are often significant facts in dispute; and/or (6) there is a wide range of possible outcomes. Accordingly, the Company’s estimated loss or range of loss may change from time to time, and actual losses may be more or less than the current estimate. At this time, except as otherwise specifically noted, no estimate of the possible loss or range of loss, individually or in the aggregate, in excess of the amounts accrued, if any, can be made regarding the matters described below.

Set forth below are descriptions of the Company’s significant legal proceedings.

Medicare and Medicaid payment reviews, audits and investigations—as a result of the Company’s participation in the Medicare and Medicaid programs, the Company faces and is currently subject to various governmental and internal reviews, audits and investigations to verify the Company’s compliance with these programs and applicable laws and regulations. The Company is routinely subject to audits under various government programs, such as the CMS Recovery Audit Contractor program, in which third party firms engaged by CMS conduct extensive reviews of claims data and medical and other records to identify potential improper payments to healthcare providers under the Medicare program. In addition, the Company, like other hospital and nursing center operators and rehabilitation therapy service providers, is subject to ongoing investigations by the U.S. Department of Health and Human Services Office of Inspector General (the “OIG”), the DOJ and state attorneys general into the billing of rehabilitation and other services provided to Medicare and Medicaid patients, including whether rehabilitation therapy services were properly documented and billed, whether services provided were medically necessary and general compliance with conditions of participation in the Medicare and Medicaid programs. Private pay sources such as third party insurance and managed care entities also often reserve the right to conduct audits. The Company’s costs to respond to and defend any such reviews, audits and investigations are significant and are likely to increase in the current enforcement environment. These audits and investigations may require the Company to refund or retroactively adjust amounts that have been paid under the relevant government program or by other payors. Further, an adverse review, audit or investigation also could result in other adverse consequences, particularly if the underlying conduct is found to be pervasive or systemic. These consequences include (1) state or federal agencies imposing fines, penalties and other sanctions on the Company, (2) loss of the Company’s right to participate in the Medicare or Medicaid programs or one or more third party payor networks, (3) indemnity claims asserted by customers and others for which the Company provides services, and (4) damage to the Company’s reputation in various markets, which could adversely affect the Company’s ability to attract patients, residents and employees.

Whistleblower lawsuits—the Company is also subject to qui tam or “whistleblower” lawsuits under the False Claims Act and comparable state laws for allegedly submitting fraudulent bills for services to the Medicare and Medicaid programs. These lawsuits can result in monetary damages, fines, attorneys’ fees and the award of bounties to private qui tam plaintiffs who successfully bring these lawsuits and to the respective government programs. The Company also could be subject to civil penalties (including the loss of the Company’s licenses to operate one or more facilities or healthcare activities), criminal penalties (for violations of certain laws and regulations), and exclusion of one or more facilities or healthcare activities from participation in the Medicare, Medicaid and other federal and state healthcare programs. The lawsuits are in various stages of adjudication or investigation and involve a wide variety of claims and potential outcomes.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 20 – LEGAL AND REGULATORY PROCEEDINGS (Continued)

A whistleblower lawsuit previously pending against RehabCare, a therapy services company acquired by the Company on June 1, 2011, and two unrelated defendant companies in federal district court for the Eastern District of Missouri was settled in January 2014. The lawsuit pertained to a subcontractor arrangement entered in 2006 by RehabCare and another unrelated therapy services provider, and fees paid under and in connection with the transaction. The complaint alleged civil violations of the federal False Claims Act based upon an underlying claim that the transaction violated the federal Anti-Kickback Statute. Based upon the results of certain pre-trial motions, new facts associated with the case and settlement discussions occurring in September 2013, the Company recorded an additional $23 million loss provision in the third quarter of 2013 (for a total loss reserve of $25 million) related to this matter. In January 2014, the lawsuit was settled with the Company’s payment of $25 million to the United States and $150,000 to the whistleblower’s attorneys and was dismissed by the court with prejudice.

Employment-related lawsuits—the Company’s operations are subject to a variety of federal and state employment-related laws and regulations, including but not limited to the U.S. Fair Labor Standards Act, Equal Employment Opportunity laws and enforcement policies of the Equal Employment Opportunity Commission, the Office of Civil Rights and state attorneys general, federal and state wage and hour laws and a variety of laws enacted by the federal and state governments that govern these and other employment-related matters. Accordingly, the Company is currently subject to employee-related claims, class action and other lawsuits and proceedings in connection with the Company’s operations, including but not limited to those related to alleged wrongful discharge, illegal discrimination and violations of equal employment and federal and state wage and hour laws. Because labor represents such a large portion of the Company’s operating costs, non-compliance with these evolving federal and state laws and regulations could subject the Company to significant back pay awards, fines and additional lawsuits and proceedings. These claims, lawsuits and proceedings are in various stages of adjudication or investigation and involve a wide variety of claims and potential outcomes.

Four wage and hour class action lawsuits are currently pending against the Company in federal district court for the Central District of California, and are being addressed together by the court. Each case pertains to alleged errors made by the Company with respect to regular pay and overtime pay calculations, waiting times, meal period waivers and wage statements under California law. On March 13, 2013, the court conditionally certified five classes of the seven total classes sought for certification for discovery purposes and declined to certify two others. Notice of class action certification and class members’ right to opt out of the lawsuit was mailed to all of the Company’s current and former California hospital employees. The Company intends to vigorously defend these claims.

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

Based upon available information, the Company recorded an additional $7.0 million loss provision in the fourth quarter of 2013 (for a total loss reserve of $12.7 million) related to these wage and hour lawsuits. The Company continues to evaluate the loss provision in light of potentially relevant factual and legal developments, including information learned through rulings on dispositive motions, settlement discussions and other rulings. The expected loss reserve is based upon currently available information and is subject to significant judgment and a variety of assumptions, and known and unknown uncertainties. Given the uncertainty of litigation, the actual loss may vary significantly from the current reserve, which does not represent the Company’s maximum loss exposure. At this time, no estimate of the possible loss or range of loss, in excess of the amount accrued, can be made regarding these lawsuits.

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

On January 6, 2014, a purported class action complaint was filed in the United States federal district court for the Southern District of Florida, Miami Division, against the Company and one of its subsidiaries.  The lawsuit, styled Pines Nursing Home, et al., v. Polaris and RehabCare Group, Inc., et al., alleges that one of the Company’s subsidiaries sent “junk” faxes in violation of the Telephone Consumer Protection Act of 1991 and the Junk Fax Prevention Act of 2005. The complaint seeks damages, statutory fines and penalties, attorneys’ fees and an injunction prohibiting such conduct in the future. The Company disputes the allegations in the complaint and will defend this lawsuit vigorously.

KINDRED HEALTHCARE, INC.

QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)

(In thousands, except per share amounts)

The following table represents summary quarterly consolidated financial information (unaudited) for the years ended December 31, 2013 and 2012:

	2013 (a)
	First	Second	Third	Fourth
Revenues	$1,278,327	$1,207,979	$1,189,830	$1,224,374
Net income (loss):
Income (loss) from continuing operations	10,698	13,565	(17,338)	(51,737)
Discontinued operations, net of income taxes:
Loss from operations	(5,200)	(886)	(23,890)	(6,160)
Loss on divestiture of operations	(2,025)	(10,852)	(65,016)	(5,994)
Loss from discontinued operations	(7,225)	(11,738)	(88,906)	(12,154)
Net income (loss)	3,473	1,827	(106,244)	(63,891)
Earnings attributable to noncontrolling interests	(416)	(82)	(754)	(2,405)
Income (loss) attributable to Kindred	3,057	1,745	(106,998)	(66,296)
Earnings (loss) per common share:
Basic:
Income (loss) from continuing operations	0.19	0.25	(0.34)	(1.04)
Discontinued operations:
Loss from operations	(0.09)	(0.02)	(0.46)	(0.12)
Loss on divestiture of operations	(0.04)	(0.20)	(1.24)	(0.11)
Loss from discontinued operations	(0.13)	(0.22)	(1.70)	(0.23)
Net income (loss)	0.06	0.03	(2.04)	(1.27)
Diluted:
Income (loss) from continuing operations	0.19	0.25	(0.34)	(1.04)
Discontinued operations:
Loss from operations	(0.09)	(0.02)	(0.46)	(0.12)
Loss on divestiture of operations	(0.04)	(0.20)	(1.24)	(0.11)
Loss from discontinued operations	(0.13)	(0.22)	(1.70)	(0.23)
Net income (loss)	0.06	0.03	(2.04)	(1.27)
Shares used in computing earnings (loss) per common share:
Basic	52,062	52,265	52,323	52,344
Diluted	52,083	52,284	52,323	52,344
Market prices:
High	11.74	14.49	16.63	20.51
Low	10.21	9.75	12.50	13.13

	2012 (a)
	First	Second	Third	Fourth
Revenues	$1,257,132	$1,218,336	$1,215,649	$1,237,392
Net income (loss):
Income (loss) from continuing operations	17,375	10,573	8,334	(83,209)
Discontinued operations, net of income taxes:
Income from operations	2,437	5,046	1,553	3,312
Loss on divestiture of operations	(1,170)	(356)	(2,280)	(939)
Income (loss) from discontinued operations	1,267	4,690	(727)	2,373
Net income (loss)	18,642	15,263	7,607	(80,836)
(Earnings) loss attributable to noncontrolling interests	(451)	239	(41)	(790)
Income (loss) attributable to Kindred	18,191	15,502	7,566	(81,626)
Earnings (loss) per common share:
Basic:
Income (loss) from continuing operations	0.32	0.20	0.16	(1.62)
Discontinued operations:
Income from operations	0.05	0.10	0.02	0.06
Loss on divestiture of operations	(0.02)	(0.01)	(0.04)	(0.02)
Income (loss) from discontinued operations	0.03	0.09	(0.02)	0.04
Net income (loss)	0.35	0.29	0.14	(1.58)
Diluted:
Income (loss) from continuing operations	0.32	0.20	0.16	(1.62)
Discontinued operations:
Income from operations	0.05	0.10	0.02	0.06
Loss on divestiture of operations	(0.02)	(0.01)	(0.04)	(0.02)
Income (loss) from discontinued operations	0.03	0.09	(0.02)	0.04
Net income (loss)	0.35	0.29	0.14	(1.58)
Shares used in computing earnings (loss) per common share:
Basic	51,603	51,664	51,676	51,692
Diluted	51,638	51,675	51,709	51,692
Market prices:
High	13.62	10.87	12.76	12.13
Low	8.63	7.60	8.80	9.68

(a)	See accompanying discussion of certain quarterly items.

KINDRED HEALTHCARE, INC.

QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED) (Continued)

(In thousands, except per share amounts)

SIGNIFICANT QUARTERLY ADJUSTMENTS

The following is a description of significant quarterly adjustments recorded during 2013 and 2012:

Fourth quarter 2013

Operating results for the fourth quarter of 2013 included pretax charges related to costs incurred in connection with the closing of a TC hospital of $0.5 million, a litigation charge of $7.0 million, severance and retirement costs of $3.7 million, transaction-related costs of $0.4 million and an impairment charge of $76.1 million.

Third quarter 2013

Operating results for the third quarter of 2013 included pretax charges related to costs incurred in connection with the closing of a TC hospital of $5.5 million, litigation charges of $23.8 million, severance and retirement costs of $1.9 million, $0.5 million of costs associated with closing a home health location, $0.6 million of fees and charges associated with the modification of certain of the Company’s senior debt and transaction-related costs of $0.6 million.

Second quarter 2013

Operating results for the second quarter of 2013 included pretax charges related to charges associated with the modification of certain of the Company’s senior debt of $1.4 million and transaction-related costs of $0.1 million.

First quarter 2013

Operating results for the first quarter of 2013 included pretax charges related to one-time bonus costs paid to employees who do not participate in the Company’s incentive compensation program of $20.1 million and transaction-related costs of $1.0 million.

Fourth quarter 2012

Operating results for the fourth quarter of 2012 included pretax charges related to employee severance costs of $3.4 million and contract cancellation costs of $0.9 million incurred in connection with restructuring activities, transaction-related costs of $0.6 million, a lease cancellation charge of $0.1 million and impairment charges of $107.9 million.

Third quarter 2012

Operating results for the third quarter of 2012 included pretax charges related to transaction-related costs of $0.5 million and a lease cancellation charge of $0.6 million.

Second quarter 2012

Operating results for the second quarter of 2012 included pretax charges related to employment-related lawsuits of $5.0 million, costs incurred in connection with the closing of two TC hospitals of $1.4 million, the cancellation of a sub-acute unit project of $0.9 million, transaction-related costs of $0.6 million and a lease cancellation charge of $0.9 million.

First quarter 2012

Operating results for the first quarter of 2012 included pretax charges related to costs incurred in connection with the closing of a regional office of $2.2 million and transaction-related costs of $0.5 million.

KINDRED HEALTHCARE, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

(In thousands)

		Additions
	Balance at beginning of period	Charged to costs and expenses	Other		Acquisitions	Deductions or payments	Balance at end of period
Allowance for loss on accounts receivable:
Year ended December 31, 2011	$13,584	$35,133	$–		$–	$(18,971)	$29,746
Year ended December 31, 2012	29,746	23,692	–		–	(29,479)	23,959
Year ended December 31, 2013	23,959	44,640	–		–	(27,574)	41,025
Allowance for deferred taxes:
Year ended December 31, 2011	$38,431	$–	$163	(a)	$112	$(75)	$38,631
Year ended December 31, 2012	38,631	–	7,352	(a)	3,031	(37)	48,977
Year ended December 31, 2013	48,977	–	379	(a)	872	(485)	49,743

(a)

The Company identified deferred income tax assets for state income tax NOLs of $56.7 million, $52.7 million and $42.1 million at December 31, 2013, December 31, 2012 and December 31, 2011, respectively, and a corresponding deferred income tax valuation allowance of $49.5 million, $48.4 million and $38.0 million at December 31, 2013, December 31, 2012 and December 31, 2011, respectively, after determining that a portion of these state net deferred income tax assets were not realizable. The Company identified deferred income tax assets for federal income tax NOLs of $25.5 million at December 31, 2013 and a corresponding deferred income tax valuation allowance of $0.2 million at December 31, 2013 after determining that a portion of these federal net deferred income tax assets were not realizable.