Form 10-Q
period 2014-03-31
KINDRED HEALTHCARE, INC
filed 2014-05-09
CIK 1060009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at April 30, 2014
Common stock, $0.25 par value	54,789,120 shares

1 of 67

KINDRED HEALTHCARE, INC.

FORM 10-Q

KINDRED HEALTHCARE, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three months ended
	March 31,
	2014	2013

Revenues	$1,299,557		$1,275,659

Salaries, wages and benefits	780,294		790,091
Supplies	83,294		85,682
Rent	82,474		77,957
Other operating expenses	253,480		235,100
Other income	(237)		(1,009)
Impairment charges	74		187
Depreciation and amortization	40,210		42,249
Interest expense	25,808		28,171
Investment income	(184)		(87)
	1,265,213		1,258,341
Income from continuing operations before income taxes	34,344		17,318
Provision for income taxes	13,102		6,481
Income from continuing operations	21,242		10,837
Discontinued operations, net of income taxes:
Loss from operations	(5,757)		(5,339)
Loss on divestiture of operations	(3,006)		(2,025)
Loss from discontinued operations	(8,763)		(7,364)
Net income	12,479		3,473
Earnings attributable to noncontrolling interests	(4,459)		(416)
Income attributable to Kindred	$8,020		$3,057

Amounts attributable to Kindred stockholders:
Income from continuing operations	$16,783		$10,421
Loss from discontinued operations	(8,763)		(7,364)
Net income	$8,020		$3,057

Earnings per common share:
Basic:
Income from continuing operations	$0.31		$0.20
Discontinued operations:
Loss from operations	(0.10)		(0.10)
Loss on divestiture of operations	(0.06)		(0.04)
Loss from discontinued operations	(0.16)		(0.14)
Net income	$0.15		$0.06

Diluted:
Income from continuing operations	$0.31		$0.20
Discontinued operations:
Loss from operations	(0.10)		(0.10)
Loss on divestiture of operations	(0.06)		(0.04)
Loss from discontinued operations	(0.16)		(0.14)
Net income	$0.15		$0.06

Shares used in computing earnings per common share:
Basic	52,641		52,062
Diluted	52,711		52,083
Cash dividends declared and paid per common share	$0.12	$	−

See accompanying notes.

KINDRED HEALTHCARE, INC.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three months ended March 31,
	2014	2013
Net income	$12,479	$3,473
Other comprehensive income (loss):
Available-for-sale securities (Note 8):
Change in unrealized investment gains	137	1,613
Reclassification of (gains) losses realized in net income	(8)	119
Net change	129	1,732
Interest rate swaps (Note 1):
Change in unrealized gains (losses)	(1,080)	844
Reclassification of ineffectiveness realized in net income	32	−
Reclassification of gains realized in net income, net of payments	(5)	(5)
Net change	(1,053)	839
Income tax expense (benefit) related to items of other comprehensive income	379	(937)
Other comprehensive income (loss)	(545)	1,634
Comprehensive income	11,934	5,107
Earnings attributable to noncontrolling interests	(4,459)	(416)
Comprehensive income attributable to Kindred	$7,475	$4,691

See accompanying notes.

KINDRED HEALTHCARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

(In thousands, except per share amounts)

	March 31,	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$49,048	$35,972
Cash – restricted	3,689	3,713
Insurance subsidiary investments	95,855	96,295
Accounts receivable less allowance for loss of $44,397 – March 31, 2014 and $41,025 – December 31, 2013	979,598	916,529
Inventories	25,633	25,780
Deferred tax assets	32,258	37,920
Income taxes	9,090	36,846
Other	46,554	43,673
	1,241,725	1,196,728

Property and equipment	1,937,826	1,906,366
Accumulated depreciation	(1,007,623)	(979,791)
	930,203	926,575

Goodwill	992,214	992,102
Intangible assets less accumulated amortization of $57,756 – March 31, 2014 and $52,211 – December 31, 2013	417,182	423,303
Assets held for sale	17,555	20,978
Insurance subsidiary investments	157,567	149,094
Deferred tax assets	18,659	17,043
Other	221,201	220,046
Total assets	$3,996,306	$3,945,869
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$167,552	$181,772
Salaries, wages and other compensation	351,581	361,192
Due to third party payors	31,734	33,747
Professional liability risks	65,439	60,993
Other accrued liabilities	129,478	146,495
Long-term debt due within one year	8,218	8,222
	754,002	792,421

Long-term debt	1,660,596	1,579,391
Professional liability risks	248,740	246,230
Deferred credits and other liabilities	207,067	206,611

Commitments and contingencies (Note 9)

Equity:
Stockholders' equity:
Common stock, $0.25 par value; authorized 175,000 shares; issued 54,777 shares – March 31, 2014 and 54,165 shares – December 31, 2013	13,694	13,541
Capital in excess of par value	1,144,204	1,146,193
Accumulated other comprehensive loss	(797)	(252)
Retained deficit	(71,285)	(76,825)
	1,085,816	1,082,657
Noncontrolling interests	40,085	38,559
Total equity	1,125,901	1,121,216
Total liabilities and equity	$3,996,306	$3,945,869

See accompanying notes.

KINDRED HEALTHCARE, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(In thousands)

	Three months ended
	March 31,
	2014	2013
Cash flows from operating activities:
Net income	$12,479	$3,473
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	41,304	52,954
Amortization of stock-based compensation costs	2,585	2,248
Amortization of deferred financing costs	2,397	2,613
Provision for doubtful accounts	8,760	11,266
Deferred income taxes	3,975	(344)
Impairment charges	518	436
Loss on divestiture of discontinued operations	3,006	2,025
Other	2,044	420
Change in operating assets and liabilities:
Accounts receivable	(71,829)	(67,411)
Inventories and other assets	(6,218)	(8,147)
Accounts payable	(13,526)	(15,790)
Income taxes	29,413	12,675
Due to third party payors	(2,013)	(1,028)
Other accrued liabilities	(28,649)	29,443
Net cash provided by (used in) operating activities	(15,754)	24,833
Cash flows from investing activities:
Routine capital expenditures	(21,677)	(22,370)
Development capital expenditures	(751)	(2,388)
Acquisitions, net of cash acquired	(22,715)	−
Sale of assets	5,034	5,060
Purchase of insurance subsidiary investments	(10,114)	(10,836)
Sale of insurance subsidiary investments	8,762	10,002
Net change in insurance subsidiary cash and cash equivalents	(6,599)	(33,096)
Change in other investments	640	319
Other	(551)	(144)
Net cash used in investing activities	(47,971)	(53,453)
Cash flows from financing activities:
Proceeds from borrowings under revolving credit	508,700	483,500
Repayment of borrowings under revolving credit	(425,800)	(459,200)
Repayment of other long-term debt	(2,059)	(2,666)
Payment of deferred financing costs	(270)	(202)
Distribution made to noncontrolling interests	(2,933)	(491)
Issuance of common stock	3,804	4
Dividends paid	(6,514)	−
Other	1,873	332
Net cash provided by financing activities	76,801	21,277
Change in cash and cash equivalents	13,076	(7,343)
Cash and cash equivalents at beginning of period	35,972	50,007
Cash and cash equivalents at end of period	$49,048	$42,664
Supplemental information:
Interest payments	$11,601	$13,092
Income tax refunds	25,894	9,631

See accompanying notes.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

Business

Kindred Healthcare, Inc. is a healthcare services company that through its subsidiaries operates transitional care (“TC”) hospitals, inpatient rehabilitation hospitals (“IRFs”), nursing centers, assisted living facilities, a contract rehabilitation services business and a home health and hospice business across the United States (collectively, the “Company” or “Kindred”). At March 31, 2014, the Company’s hospital division operated 100 TC hospitals (certified as long-term acute care (“LTAC”) hospitals under the Medicare program) and five IRFs in 22 states. The Company’s nursing center division operated 99 nursing centers and six assisted living facilities in 22 states. The Company’s rehabilitation division provided rehabilitation services primarily in hospitals and long-term care settings. The Company’s care management division (formerly known as the Company’s home health and hospice division) primarily provided home health, hospice and private duty services from 157 locations in 13 states.

The Company has completed several transactions related to the divestiture or planned divestiture of unprofitable hospitals and nursing centers to improve its future operating results. For accounting purposes, the operating results of these businesses and the losses associated with these transactions have been classified as discontinued operations in the accompanying unaudited condensed consolidated statement of operations for all periods presented. Assets held for sale at March 31, 2014 have been measured at the lower of carrying value or estimated fair value less costs of disposal and have been classified as held for sale in the accompanying unaudited condensed consolidated balance sheet. See Note 2 for a summary of discontinued operations.

Recently issued accounting requirements

In April 2014, the Financial Accounting Standards Board (the “FASB”) issued authoritative guidance which changes the requirements for reporting discontinued operations. A disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when any of the following occurs: (1) the component or group of components meets the criteria to be classified as held for sale, (2) the component or group of components is disposed of by sale, or (3) the component or group of components is disposed of other than by sale (for example, abandonment). The entity shall present separately, for each comparative period, the assets and liabilities of the discontinued operation in the statement of financial position. In addition to the required disclosures for discontinued operations, entities will also be required to provide disclosures about a disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation in the financial statements. The guidance also states an entity shall expand disclosures about significant continuing involvement with a discontinued operation, until the results of operations of the discontinued operation are no longer presented in the statement of operations. The guidance is applicable prospectively for all disposals that occur within annual periods beginning on or after December 15, 2014 and early adoption is permitted. The adoption of the guidance is not expected to have a material impact on the Company’s business, financial position, net income or liquidity but may have a material impact on the Company’s income from continuing operations if planned or completed disposals of components of the Company’s business do not qualify for discontinued operations under the new guidance.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION (Continued)

Equity

The following table sets forth the changes in equity attributable to noncontrolling interests and equity attributable to Kindred stockholders for the three months ended March 31, 2014 and 2013 (in thousands):

For the three months ended March 31, 2014:	Amounts attributable to Kindred stockholders	Noncontrolling interests	Total equity
Balance at December 31, 2013	$1,082,657	$38,559	$1,121,216
Comprehensive income:
Net income	8,020	4,459	12,479
Other comprehensive loss	(545)	–	(545)
	7,475	4,459	11,934
Issuance of common stock in connection with employee benefit plans	3,804	–	3,804
Shares tendered by employees for statutory tax withholdings upon issuance of common stock	(5,319)	–	(5,319)
Income tax benefit in connection with the issuance of common stock under employee benefit plans	1,128	–	1,128
Stock-based compensation amortization	2,585	–	2,585
Distribution made to noncontrolling interests	–	(2,933)	(2,933)
Dividends paid	(6,514)	–	(6,514)
Balance at March 31, 2014	$1,085,816	$40,085	$1,125,901
For the three months ended March 31, 2013:
Balance at December 31, 2012	$1,256,159	$36,685	$1,292,844
Comprehensive income:
Net income	3,057	416	3,473
Other comprehensive income	1,634	–	1,634
	4,691	416	5,107
Issuance of common stock in connection with employee benefit plans	4	–	4
Shares tendered by employees for statutory tax withholdings upon issuance of common stock	(2,810)	–	(2,810)
Income tax provision in connection with the issuance of common stock under employee benefit plans	(1,569)	–	(1,569)
Stock-based compensation amortization	2,248	–	2,248
Distribution made to noncontrolling interests	–	(491)	(491)
Balance at March 31, 2013	$1,258,723	$36,610	$1,295,333

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION (Continued)

Derivative financial instruments

In December 2011, the Company entered into two interest rate swap agreements to hedge its floating interest rate on an aggregate of $225 million of debt outstanding under its senior secured term loan facility (the “Prior Term Loan Facility”) entered into in June 2011. The interest rate swaps had an effective date of January 9, 2012, and will expire on January 11, 2016. The Company is required to make payments based upon a fixed interest rate of 1.8925% calculated on the notional amount of $225 million. In exchange, the Company will receive interest on $225 million at a variable interest rate that is based upon the three-month London Interbank Offered Rate (“LIBOR”), subject to a minimum rate of 1.5%. The Company determined these interest rate swaps continue to qualify for cash flow hedge accounting treatment at March 31, 2014. However, an amendment to the Prior Term Loan Facility completed in May 2013 reduced the LIBOR floor from 1.5% to 1.0%, therefore some partial ineffectiveness will result through the expiration of the interest rate swap agreement.

In March 2014, the Company entered into an additional interest rate swap agreement to hedge its floating interest rate on an aggregate of $400 million of debt outstanding under the Term Loan Amendment Agreement (as defined). The interest rate swap had an effective date of April 9, 2014, and will expire on April 9, 2018. The Company is required to make payments based upon a fixed interest rate of 1.867% calculated on the notional amount of $400 million. In exchange, the Company will receive interest on $400 million at a variable interest rate that is based upon the three-month LIBOR, subject to a minimum rate of 1.0%. The Company determined this interest rate swap qualifies for cash flow hedge accounting treatment at March 31, 2014.

The Company records the effective portion of the gain or loss on these derivative financial instruments in accumulated other comprehensive income (loss) as a component of stockholders equity and records the ineffective portion of the gain or loss on these derivative financial instruments as interest expense. For the three months ended March 31, 2014, the ineffectiveness related to the interest rate swaps was immaterial.

The aggregate fair value of the interest rate swaps recorded in other accrued liabilities was $2.5 million and $1.4 million at March 31, 2014 and December 31, 2013, respectively. See Note 10.

Other information

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q of Regulation S-X and do not include all of the disclosures normally required by generally accepted accounting principles or those normally required in annual reports on Form 10-K. Accordingly, these financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2013 filed with the Securities and Exchange Commission (the “SEC”) on Form 10-K. The accompanying condensed consolidated balance sheet at December 31, 2013 was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles.

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

NOTE 2 – DISCONTINUED OPERATIONS

In accordance with the authoritative guidance for the impairment or disposal of long-lived assets, the divestitures or planned divestiture of unprofitable businesses discussed in Note 1 has been accounted for as discontinued operations. Accordingly, the results of operations of these businesses for all periods presented and the losses or impairments associated with these transactions have been classified as discontinued operations, net of income taxes, in the accompanying unaudited condensed consolidated statement of operations. At March 31, 2014, the Company held for sale one hospital and 59 nursing centers reported as discontinued operations.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 2 – DISCONTINUED OPERATIONS (Continued)

On September 30, 2013, the Company entered into agreements with Ventas, Inc. (“Ventas”) to exit 60 nursing centers (collectively, the “2013 Expiring Facilities”). The current lease term for the 2013 Expiring Facilities was scheduled to expire in April 2015. Under the terms of the agreements, the lease term for the 2013 Expiring Facilities will now expire on September 30, 2014 unless the Company and Ventas are able to transfer the operations earlier. The Company transferred the operations of six of the 2013 Expiring Facilities to a new operator effective April 1, 2014 and transferred the operations of another 20 of the 2013 Expiring Facilities effective May 1, 2014. Another facility was closed and its operating license and equipment were sold during the three months ended March 31, 2014. Proceeds from the sale of equipment and inventory for the 2013 Expiring Facilities totaled $2.6 million for the three months ended March 31, 2014. For accounting purposes, the 2013 Expiring Facilities qualified as assets held for sale and the Company reflected the operating results as discontinued operations in the accompanying unaudited condensed consolidated statement of operations for all historical periods.

The Company allowed the lease to expire on a TC hospital during the three months ended March 31, 2014 resulting in a loss on divestiture primarily related to a write-off of an indefinite-lived intangible asset of $3.4 million ($2.1 million net of income taxes) for the three months ended March 31, 2014. The Company reflected the operating results of this TC hospital as discontinued operations in the accompanying unaudited condensed consolidated statement of operations for all historical periods.

A summary of discontinued operations follows (in thousands):

	Three months ended March 31,
	2014	2013
Revenues	$126,702	$333,075
Salaries, wages and benefits	66,229	169,293
Supplies	6,773	21,839
Rent	15,192	31,691
Other operating expenses	46,097	107,970
Other expense	361	124
Impairment charges	444	249
Depreciation	1,094	10,705
Interest expense	1	5
Investment income	3	(12)
	136,194	341,864
Loss from operations before income taxes	(9,492)	(8,789)
Income tax benefit	(3,735)	(3,450)
Loss from operations	(5,757)	(5,339)
Loss on divestiture of operations	(3,006)	(2,025)
Loss from discontinued operations	$(8,763)	$(7,364)

The following table sets forth certain discontinued operating data by business segment (in thousands):

	Three months ended March 31,
	2014	2013
Revenues:
Hospital division	$4,426	$76,952
Nursing center division	122,276	256,123
	$126,702	$333,075
Operating income (loss):
Hospital division	$(619)	$11,450
Nursing center division	7,417	22,150
	$6,798	$33,600
Rent:
Hospital division	$591	$2,558
Nursing center division	14,601	29,133
	$15,192	$31,691
Depreciation:
Hospital division	$51	$3,777
Nursing center division	1,043	6,928
	$1,094	$10,705

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 2 – DISCONTINUED OPERATIONS (Continued)

A summary of the net assets held for sale follows (in thousands):

	March 31, 2014	December 31, 2013
Long-term assets:
Property and equipment, net	$16,029	$19,504
Other	1,526	1,474
	17,555	20,978
Current liabilities (included in other accrued liabilities)	−	(81)
	$17,555	$20,897

NOTE 3 – ACQUISITIONS

During the three months ended March 31, 2014, the Company acquired the real estate of two previously leased nursing centers for $22.3 million. Annual rent associated with the nursing centers aggregated $2.0 million. The fair value of the assets acquired was measured using discounted cash flow methodologies which are considered Level 3 inputs (as described in Note 10).

The purchase price of the acquired leased nursing centers resulted from negotiations with the landlord that were based upon both the historical and expected future cash flows of the nursing centers and real estate values. The acquisitions were financed through operating cash flows and borrowings under the Company’s revolving credit facility.

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

A summary of revenues by payor type follows (in thousands):

	Three months ended March 31,
	2014	2013
Medicare	$554,349	$555,080
Medicaid	160,412	138,075
Medicare Advantage	100,858	93,772
Other	538,359	543,448
	1,353,978	1,330,375
Eliminations	(54,421)	(54,716)
	$1,299,557	$1,275,659

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 5 – EARNINGS PER SHARE AND DIVIDENDS

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

The Company paid a quarterly cash dividend of $0.12 per common share on March 27, 2014 to shareholders of record as of the close of business on March 6, 2014. Future declarations of quarterly dividends will be subject to the approval of Kindred’s Board of Directors.

A computation of earnings per common share follows (in thousands, except per share amounts):

	Three months ended March 31,
	2014		2013
	Basic	Diluted	Basic	Diluted
Earnings:
Amounts attributable to Kindred stockholders:
Income from continuing operations:
As reported in Statement of Operations	$16,783	$16,783	$10,421	$10,421
Allocation to participating unvested restricted stockholders	(521)	(521)	(294)	(294)
Available to common stockholders	$16,262	$16,262	$10,127	$10,127
Discontinued operations, net of income taxes:
Loss from operations:
As reported in Statement of Operations	$(5,757)	$(5,757)	$(5,339)	$(5,339)
Allocation to participating unvested restricted stockholders	179	179	151	151
Available to common stockholders	$(5,578)	$(5,578)	$(5,188)	$(5,188)
Loss on divestiture of operations:
As reported in Statement of Operations	$(3,006)	$(3,006)	$(2,025)	$(2,025)
Allocation to participating unvested restricted stockholders	93	93	57	57
Available to common stockholders	$(2,913)	$(2,913)	$(1,968)	$(1,968)
Loss from discontinued operations:
As reported in Statement of Operations	$(8,763)	$(8,763)	$(7,364)	$(7,364)
Allocation to participating unvested restricted stockholders	272	272	208	208
Available to common stockholders	$(8,491)	$(8,491)	$(7,156)	$(7,156)
Net income:
As reported in Statement of Operations	$8,020	$8,020	$3,057	$3,057
Allocation to participating unvested restricted stockholders	(249)	(249)	(86)	(86)
Available to common stockholders	$7,771	$7,771	$2,971	$2,971
Shares used in the computation:
Weighted average shares outstanding - basic computation	52,641	52,641	52,062	52,062
Dilutive effect of employee stock options		70		21
Adjusted weighted average shares outstanding - diluted computation		52,711		52,083
Earnings per common share:
Income from continuing operations	$0.31	$0.31	$0.20	$0.20
Discontinued operations:
Loss from operations	(0.10)	(0.10)	(0.10)	(0.10)
Loss on divestiture of operations	(0.06)	(0.06)	(0.04)	(0.04)
Loss from discontinued operations	(0.16)	(0.16)	(0.14)	(0.14)
Net income	$0.15	$0.15	$0.06	$0.06
Number of antidilutive stock options excluded from shares used in the diluted earnings per common share calculation		318		1,274

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

Segment operating income for the three months ended March 31, 2013 included one-time bonus costs paid to employees who do not participate in the Company’s incentive compensation program of $20.1 million (hospital division – $8.0 million, nursing center division – $4.7 million, rehabilitation division – $6.3 million (skilled nursing rehabilitation services – $5.0 million and hospital rehabilitation services – $1.3 million), care management division – $0.8 million and corporate – $0.3 million).

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 6 – BUSINESS SEGMENT DATA (Continued)

The following table sets forth certain data by business segment (in thousands):

	Three months ended March 31,
	2014	2013
Revenues:
Hospital division	$657,453	$671,206
Nursing center division	281,572	275,141
Rehabilitation division:
Skilled nursing rehabilitation services	253,285	257,884
Hospital rehabilitation services	73,964	74,523
	327,249	332,407
Care management division	87,704	51,621
	1,353,978	1,330,375
Eliminations:
Skilled nursing rehabilitation services	(30,070)	(29,303)
Hospital rehabilitation services	(23,689)	(24,200)
Nursing centers	(662)	(1,213)
	(54,421)	(54,716)
	$1,299,557	$1,275,659
Income from continuing operations:
Operating income (loss):
Hospital division	$146,895	$149,698
Nursing center division	39,095	29,844
Rehabilitation division:
Skilled nursing rehabilitation services	17,358	12,373
Hospital rehabilitation services	19,820	18,132
	37,178	30,505
Care management division	4,697	2,786
Corporate:
Overhead	(44,050)	(45,585)
Insurance subsidiary	(406)	(509)
	(44,456)	(46,094)
Impairment charges	(74)	(187)
Transaction costs	(683)	(944)
Operating income	182,652	165,608
Rent	(82,474)	(77,957)
Depreciation and amortization	(40,210)	(42,249)
Interest, net	(25,624)	(28,084)
Income from continuing operations before income taxes	34,344	17,318
Provision for income taxes	13,102	6,481
	$21,242	$10,837

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 6 – BUSINESS SEGMENT DATA (Continued)

	Three months ended March 31,
	2014	2013
Rent:
Hospital division	$54,233	$50,609
Nursing center division	24,280	24,287
Rehabilitation division:
Skilled nursing rehabilitation services	1,089	1,235
Hospital rehabilitation services	51	17
	1,140	1,252
Care management division	2,256	1,186
Corporate	565	623
	$82,474	$77,957
Depreciation and amortization:
Hospital division	$17,453	$20,168
Nursing center division	7,947	7,546
Rehabilitation division:
Skilled nursing rehabilitation services	2,695	3,112
Hospital rehabilitation services	2,564	2,331
	5,259	5,443
Care management division	2,125	1,526
Corporate	7,426	7,566
	$40,210	$42,249
Capital expenditures, excluding acquisitions (including discontinued operations):
Hospital division:
Routine	$8,402	$10,271
Development	511	2,388
	8,913	12,659
Nursing center division:
Routine	5,055	5,819
Development	240	–
	5,295	5,819
Rehabilitation division:
Skilled nursing rehabilitation services:
Routine	849	605
Development	–	–
	849	605
Hospital rehabilitation services:
Routine	56	32
Development	–	–
	56	32
Care management division:
Routine	308	195
Development	–	–
	308	195
Corporate:
Routine:
Information systems	6,906	5,289
Other	101	159
	$22,428	$24,758

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 6 – BUSINESS SEGMENT DATA (Continued)

	March 31, 2014	December 31, 2013
Assets at end of period:
Hospital division	$1,792,328	$1,776,899
Nursing center division	580,193	552,336
Rehabilitation division:
Skilled nursing rehabilitation services	359,733	339,103
Hospital rehabilitation services	346,845	348,968
	706,578	688,071
Care management division	242,448	244,123
Corporate	674,759	684,440
	$3,996,306	$3,945,869
Goodwill:
Hospital division	$679,480	$679,480
Rehabilitation division:
Skilled nursing rehabilitation services	–	–
Hospital rehabilitation services	173,244	173,334
	173,244	173,334
Care management division	139,490	139,288
	$992,214	$992,102

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

The provision for loss for insurance risks, including the cost of coverage maintained with unaffiliated commercial insurance carriers, follows (in thousands):

	Three months ended March 31,
	2014	2013
Professional liability:
Continuing operations	$14,366	$16,231
Discontinued operations	4,830	9,234
Workers compensation:
Continuing operations	$8,643	$10,959
Discontinued operations	464	4,513

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 7 – INSURANCE RISKS (Continued)

A summary of the assets and liabilities related to insurance risks included in the accompanying unaudited condensed consolidated balance sheet follows (in thousands):

	March 31, 2014			December 31, 2013
	Professional liability	Workers compensation	Total	Professional liability	Workers compensation	Total
Assets:
Current:
Insurance subsidiary investments	$59,090	$36,765	$95,855	$60,117	$36,178	$96,295
Reinsurance recoverables	7,227	–	7,227	7,186	–	7,186
Other	–	100	100	–	150	150
	66,317	36,865	103,182	67,303	36,328	103,631
Non-current:
Insurance subsidiary investments	80,793	76,774	157,567	66,648	82,446	149,094
Reinsurance and other recoverables	74,035	68,513	142,548	70,465	68,626	139,091
Deposits	4,435	1,490	5,925	4,238	1,489	5,727
Other	–	38	38	–	39	39
	159,263	146,815	306,078	141,351	152,600	293,951
	$225,580	$183,680	$409,260	$208,654	$188,928	$397,582
Liabilities:
Allowance for insurance risks:
Current	$65,439	$40,536	$105,975	$60,993	$40,044	$101,037
Non-current	248,740	146,131	394,871	246,230	147,593	393,823
	$314,179	$186,667	$500,846	$307,223	$187,637	$494,860
Provisions for loss for professional liability risks retained by the Company’s limited purpose insurance subsidiary have been discounted based upon actuarial estimates of claim payment patterns using a discount rate of 1% to 5% depending upon the policy year. The discount rate was 1% for the 2014 and 2013 policy years. The discount rates are based upon the risk free interest rate for the respective year. Amounts equal to the discounted loss provision are funded annually. The Company does not fund the portion of professional liability risks related to estimated claims that have been incurred but not reported. Accordingly, these liabilities are not discounted. If the Company did not discount any of the allowances for professional liability risks, these balances would have approximated $316.8 million at March 31, 2014 and $309.9 million at December 31, 2013.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 8 – INSURANCE SUBSIDIARY INVESTMENTS (Continued)

The cost for equities, amortized cost for debt securities and estimated fair value of the Company’s insurance subsidiary investments follows (in thousands):

	March 31, 2014				December 31, 2013
	Cost	Unrealized gains	Unrealized losses	Fair value	Cost	Unrealized gains	Unrealized losses	Fair value
Cash and cash equivalents (a)	$190,838	$–	$–	$190,838	$184,239	$–	$–	$184,239
Debt securities:
Corporate bonds	22,065	50	(5)	22,110	20,573	50	(8)	20,615
Debt securities issued by U.S. government agencies	17,548	34	(6)	17,576	19,498	37	(8)	19,527
U.S. Treasury notes	8,591	5	(4)	8,592	7,636	4	(2)	7,638
	48,204	89	(15)	48,278	47,707	91	(18)	47,780
Equities by industry:
Consumer	1,784	309	(47)	2,046	1,534	303	(21)	1,816
Financial services	1,589	306	(35)	1,860	1,445	302	(2)	1,745
Technology	1,464	251	(12)	1,703	1,214	213	–	1,427
Industrials	1,275	320	(4)	1,591	1,140	326	–	1,466
Healthcare	946	251	(8)	1,189	787	186	(3)	970
Other	1,770	483	(39)	2,214	1,650	381	(35)	1,996
	8,828	1,920	(145)	10,603	7,770	1,711	(61)	9,420
Certificates of deposit	3,700	3	–	3,703	3,950	2	(2)	3,950
	$251,570	$2,012	$(160)	$253,422	$243,666	$1,804	$(81)	$245,389

(a)	Includes $7.3 million and $8.5 million of money market funds at March 31, 2014 and December 31, 2013, respectively.

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

The Company considered the severity and duration of its unrealized losses at March 31, 2014 for various investments held in its insurance subsidiary investment portfolio and determined that these unrealized losses were temporary and did not record any impairment losses related to these investments. The Company considered the severity and duration of its unrealized losses at March 31, 2013 and recognized a $0.1 million pretax other-than-temporary impairment during the three months ended March 31, 2013 for various investments held in its insurance subsidiary investment portfolio.

As a result of deterioration in professional liability and workers compensation underwriting results of the Company’s limited purpose insurance subsidiary in 2012, the Company made a capital contribution of $14.2 million during the three months ended March 31, 2013 to its limited purpose insurance subsidiary. This transaction was completed in accordance with applicable regulations and had no impact on earnings. No contribution was required to be paid during the three months ended March 31, 2014.

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

Principal contingencies are described below.

Revenues – Certain third party payments are subject to examination by agencies administering the various reimbursement programs. The Company is contesting certain issues raised in audits of prior year cost reports and the denial of payment by third parties to the Company’s customers.

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

Legal and regulatory proceedings – The Company is a party to various legal actions and regulatory and other governmental and internal audits and investigations in the ordinary course of business (including investigations resulting from the Company’s obligation to self-report suspected violations of law by the Company). The Company cannot predict the ultimate outcome of pending litigation and regulatory and other governmental and internal audits and investigations. These matters could potentially subject the Company to sanctions, damages, recoupments, fines and other penalties, some of which may not be covered by insurance. The U.S. Department of Justice (the “DOJ”), the Centers for Medicare and Medicaid Services (“CMS”) or other federal and state enforcement and regulatory agencies may conduct additional investigations related to the Company’s businesses in the future which may, either individually or in the aggregate, have a material adverse effect on the Company’s business, financial position, results of operations and liquidity. See Note 12.

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
March 31, 2014:
Recurring:
Assets:
Available-for-sale debt securities:
Corporate bonds	$–	$22,110	$–	$22,110	$–
Debt securities issued by U.S. government agencies	–	17,576	–	17,576	–
U.S. Treasury notes	8,592	–	–	8,592	–
	8,592	39,686	–	48,278	–
Available-for-sale equity securities	10,603	–	–	10,603	–
Money market funds	10,273	–	–	10,273	–
Certificates of deposit	–	3,703	–	3,703	–
Total available-for-sale investments	29,468	43,389	–	72,857	–
Deposits held in money market funds	343	4,435	–	4,778	–
	$29,811	$47,824	$–	$77,635	$–
Liabilities:
Interest rate swaps	$–	$(2,517)	$–	$(2,517)	$–
Non-recurring:
Assets:
Property and equipment	$–	$–	$19	$19	$(518)
Liabilities	$–	$–	$–	$–	$–
December 31, 2013:
Recurring:
Assets:
Available-for-sale debt securities:
Corporate bonds	$–	$20,615	$–	$20,615	$–
Debt securities issued by U.S. government agencies	–	19,527	–	19,527	–
U.S. Treasury notes	7,638	–	–	7,638	–
	7,638	40,142	–	47,780	–
Available-for-sale equity securities	9,420	–	–	9,420	–
Money market funds	12,080	–	–	12,080	–
Certificates of deposit	–	3,950	–	3,950	–
Total available-for-sale investments	29,138	44,092	–	73,230	–
Deposits held in money market funds	643	4,238	–	4,881	–
	$29,781	$48,330	$–	$78,111	$–
Liabilities:
Interest rate swaps	$–	$(1,437)	$–	$(1,437)	$–
Non-recurring:
Assets:
Hospital available for sale	$–	$–	$3,358	$3,358	$(9,964)
Property and equipment	–	–	2,888	2,888	(11,743)
Goodwill – home health	–	–	112,378	112,378	(76,082)
	$–	$–	$118,624	$118,624	$(97,789)
Liabilities	$–	$–	$–	$–	$–

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 10 – FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)

Recurring measurements

The Company’s available-for-sale investments held by its limited purpose insurance subsidiary consist of debt securities, equities, money market funds and certificates of deposit. These available-for-sale investments and the insurance subsidiary’s cash and cash equivalents of $183.5 million as of March 31, 2014 and $175.7 million as of December 31, 2013, classified as insurance subsidiary investments, are maintained for the payment of claims and expenses related to professional liability and workers compensation risks.

The Company also has available-for-sale investments totaling $3.0 million as of March 31, 2014 and $3.6 million as of December 31, 2013 related to a deferred compensation plan that is maintained for certain of the Company’s current and former employees.

The fair value of actively traded debt and equity securities and money market funds are based upon quoted market prices and are generally classified as Level 1. The fair value of inactively traded debt securities and certificates of deposit are based upon either quoted market prices of similar securities or observable inputs such as interest rates using either a market or income valuation approach and are generally classified as Level 2. The Company’s investment advisors obtain and review pricing for each security. The Company is responsible for the determination of fair value and as such the Company reviews the pricing information from its advisors in determining reasonable estimates of fair value. Based upon the Company’s internal review procedures, there were no adjustments to the prices during the three months ended March 31, 2014 or March 31, 2013.

The Company’s deposits held in money market funds consist primarily of cash and cash equivalents held for the Company’s insurance programs and for general corporate purposes.

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

	March 31, 2014		December 31, 2013
(In thousands)	Carrying value	Fair value	Carrying value	Fair value
Cash and cash equivalents	$49,048	$49,048	$35,972	$35,972
Cash–restricted	3,689	3,689	3,713	3,713
Insurance subsidiary investments	253,422	253,422	245,389	245,389
Tax refund escrow investments	205	205	205	205
Long-term debt, including amounts due within one year	1,668,814	1,714,606	1,587,608	1,630,192

Non-recurring measurements

In July 2011, CMS issued final rules which, among other things, significantly reduced Medicare payments to nursing centers and changed the reimbursement for the provision for group rehabilitation therapy services to Medicare beneficiaries beginning October 1, 2011 (the “2011 CMS Rules”). The Company recorded pretax impairment charges aggregating $0.5 million (including $0.1 million in continuing operations) in the first quarter of 2014 for property and equipment expenditures in the nursing center asset groups that were determined to be impaired by the 2011 CMS Rules. These charges reflected the amount by which the carrying value of certain assets exceeded their estimated fair value. The fair value of property and equipment was measured using Level 3 inputs such as replacement costs factoring in depreciation, economic obsolesce and inflation trends.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 11 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The accompanying unaudited condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X, Rule 3-10, “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered.” The Company’s $550 million, 8.25% senior notes due 2019 (the “Notes due 2019”) issued on June 1, 2011 were fully and unconditionally guaranteed, subject to certain customary release provisions, by substantially all of the Company’s domestic 100% owned subsidiaries. The equity method has been used with respect to the parent company’s investment in subsidiaries. On April 9, 2014, an irrevocable notice of redemption of the Notes due 2019 was delivered to the holders thereof, calling for redemption of the entire outstanding principal amount of the Notes due 2019. See Note 13.

The following unaudited condensed consolidating financial data present the financial position of the parent company/issuer, the guarantor subsidiaries and the non-guarantor subsidiaries as of March 31, 2014 and December 31, 2013, and the respective results of operations and cash flows for the three months ended March 31, 2014 and March 31, 2013.

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)

	Three months ended March 31, 2014
(In thousands)	Parent company/ issuer	Guarantor subsidiaries	Non-guarantor subsidiaries	Consolidating and eliminating adjustments	Consolidated
Revenues	$–	$1,150,469	$174,898	$(25,810)	$1,299,557
Salaries, wages and benefits	–	720,501	59,793	–	780,294
Supplies	–	73,595	9,699	–	83,294
Rent	–	69,557	12,917	–	82,474
Other operating expenses	–	203,077	76,213	(25,810)	253,480
Other (income) expense	–	138	(375)	–	(237)
Impairment charges	–	74	–	–	74
Depreciation and amortization	–	37,542	2,668	–	40,210
Management fees	–	(3,809)	3,809	–	–
Intercompany interest (income) expense from affiliates	(28,127)	18,989	9,138	–	–
Interest expense	25,748	14	46	–	25,808
Investment income	–	(70)	(114)	–	(184)
Equity in net income of consolidating affiliates	(6,575)	–	–	6,575	–
	(8,954)	1,119,608	173,794	(19,235)	1,265,213
Income from continuing operations before income taxes	8,954	30,861	1,104	(6,575)	34,344
Provision for income taxes	934	12,065	103	–	13,102
Income from continuing operations	8,020	18,796	1,001	(6,575)	21,242
Discontinued operations, net of income taxes:
Loss from operations	–	(5,757)	–	–	(5,757)
Loss on divestiture of operations	–	(3,006)	–	–	(3,006)
Loss from discontinued operations	–	(8,763)	–	–	(8,763)
Net income	8,020	10,033	1,001	(6,575)	12,479
Earnings attributable to noncontrolling interests	–	–	(4,459)	–	(4,459)
Income (loss) attributable to Kindred	$8,020	$10,033	$(3,458)	$(6,575)	$8,020
Comprehensive income	$7,475	$10,033	$1,085	$(6,659)	$11,934
Comprehensive income (loss) attributable to Kindred	$7,475	$10,033	$(3,374)	$(6,659)	$7,475

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 11 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) (Continued)

	Three months ended March 31, 2013
(In thousands)	Parent company/ issuer	Guarantor subsidiaries	Non-guarantor subsidiaries	Consolidating and eliminating adjustments	Consolidated
Revenues	$–	$1,176,809	$127,871	$(29,021)	$1,275,659
Salaries, wages and benefits	–	744,771	45,320	–	790,091
Supplies	–	76,839	8,843	–	85,682
Rent	–	69,929	8,028	–	77,957
Other operating expenses	–	211,741	52,380	(29,021)	235,100
Other income	–	(379)	(630)	–	(1,009)
Impairment charges	–	187	–	–	187
Depreciation and amortization	–	39,135	3,114	–	42,249
Management fees	–	(3,059)	3,059	–	–
Intercompany interest (income) expense from affiliates	(27,935)	19,239	8,696	–	–
Interest expense	28,094	21	56	–	28,171
Investment income	–	(38)	(49)	–	(87)
Equity in net income of consolidating affiliates	(3,123)	–	–	3,123	–
	(2,964)	1,158,386	128,817	(25,898)	1,258,341
Income (loss) from continuing operations before income taxes	2,964	18,423	(946)	(3,123)	17,318
Provision (benefit) for income taxes	(93)	6,448	126	–	6,481
Income (loss) from continuing operations	3,057	11,975	(1,072)	(3,123)	10,837
Discontinued operations, net of income taxes:
Loss from operations	–	(5,339)	–	–	(5,339)
Loss on divestiture of operations	–	(2,025)	–	–	(2,025)
Loss from discontinued operations	–	(7,364)	–	–	(7,364)
Net income (loss)	3,057	4,611	(1,072)	(3,123)	3,473
Earnings attributable to noncontrolling interests	–	–	(416)	–	(416)
Income (loss) attributable to Kindred	$3,057	$4,611	$(1,488)	$(3,123)	$3,057
Comprehensive income	$4,691	$4,611	$54	$(4,249)	$5,107
Comprehensive income (loss) attributable to Kindred	$4,691	$4,611	$(362)	$(4,249)	$4,691

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 11 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Condensed Consolidating Balance Sheet

	As of March 31, 2014
(In thousands)	Parent company/ issuer	Guarantor subsidiaries	Non-guarantor subsidiaries	Consolidating and eliminating adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$–	$30,978	$18,070	$–	$49,048
Cash–restricted	–	3,689	–	–	3,689
Insurance subsidiary investments	–	–	95,855	–	95,855
Accounts receivable, net	–	855,462	124,136	–	979,598
Inventories	–	22,776	2,857	–	25,633
Deferred tax assets	–	32,258	–	–	32,258
Income taxes	–	8,358	732	–	9,090
Other	–	43,382	3,172	–	46,554
	–	996,903	244,822	–	1,241,725
Property and equipment, net	–	883,352	46,851	–	930,203
Goodwill	–	700,390	291,824	–	992,214
Intangible assets, net	–	394,192	22,990	–	417,182
Assets held for sale	–	17,555	–	–	17,555
Insurance subsidiary investments	–	–	157,567	–	157,567
Investment in subsidiaries	62,268	–	–	(62,268)	–
Intercompany	2,672,821	–	–	(2,672,821)	–
Deferred tax assets	–	7,854	10,805	–	18,659
Other	41,209	103,275	76,717	–	221,201
	$2,776,298	$3,103,521	$851,576	$(2,735,089)	$3,996,306
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$–	$124,006	$43,546	$–	$167,552
Salaries, wages and other compensation	–	272,393	79,188	–	351,581
Due to third party payors	–	31,734	–	–	31,734
Professional liability risks	–	42,681	22,758	–	65,439
Other accrued liabilities	25,893	94,144	9,441	–	129,478
Long-term debt due within one year	7,875	110	233	–	8,218
	33,768	565,068	155,166	–	754,002
Long-term debt	1,656,714	220	3,662	–	1,660,596
Intercompany	–	2,301,613	371,208	(2,672,821)	–
Professional liability risks	–	57,901	190,839	–	248,740
Deferred credits and other liabilities	–	125,665	81,402	–	207,067
Commitments and contingencies
Equity:
Stockholders’ equity	1,085,816	53,054	9,214	(62,268)	1,085,816
Noncontrolling interests	–	–	40,085	–	40,085
	1,085,816	53,054	49,299	(62,268)	1,125,901
	$2,776,298	$3,103,521	$851,576	$(2,735,089)	$3,996,306

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 11 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Condensed Consolidating Balance Sheet (Continued)

	As of December 31, 2013
(In thousands)	Parent company/ issuer	Guarantor subsidiaries	Non-guarantor subsidiaries	Consolidating and eliminating adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$–	$23,535	$12,437	$–	$35,972
Cash–restricted	–	3,713	–	–	3,713
Insurance subsidiary investments	–	–	96,295	–	96,295
Accounts receivable, net	–	819,103	97,426	–	916,529
Inventories	–	22,870	2,910	–	25,780
Deferred tax assets	–	37,920	–	–	37,920
Income taxes	–	36,083	763	–	36,846
Other	–	40,679	2,994	–	43,673
	–	983,903	212,825	–	1,196,728
Property and equipment, net	–	878,284	48,291	–	926,575
Goodwill	–	700,278	291,824	–	992,102
Intangible assets, net	–	400,313	22,990	–	423,303
Assets held for sale	–	20,978	–	–	20,978
Insurance subsidiary investments	–	–	149,094	–	149,094
Investment in subsidiaries	55,609	–	–	(55,609)	–
Intercompany	2,580,391	–	–	(2,580,391)	–
Deferred tax assets	–	6,193	10,850	–	17,043
Other	43,332	104,113	72,601	–	220,046
	$2,679,332	$3,094,062	$808,475	$(2,636,000)	$3,945,869
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$–	$158,497	$23,275	$–	$181,772
Salaries, wages and other compensation	–	314,413	46,779	–	361,192
Due to third party payors	–	33,747	–	–	33,747
Professional liability risks	–	3,339	57,654	–	60,993
Other accrued liabilities	13,378	122,381	10,736	–	146,495
Long-term debt due within one year	7,875	109	238	–	8,222
	21,253	632,486	138,682	–	792,421
Long-term debt	1,575,422	249	3,720	–	1,579,391
Intercompany	–	2,226,940	353,451	(2,580,391)	–
Professional liability risks	–	62,115	184,115	–	246,230
Deferred credits and other liabilities	–	129,260	77,351	–	206,611
Commitments and contingencies
Equity:
Stockholders’ equity	1,082,657	43,012	12,597	(55,609)	1,082,657
Noncontrolling interests	–	–	38,559	–	38,559
	1,082,657	43,012	51,156	(55,609)	1,121,216
	$2,679,332	$3,094,062	$808,475	$(2,636,000)	$3,945,869

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 11 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Condensed Consolidating Statement of Cash Flows

	Three months ended March 31, 2014
(In thousands)	Parent company/ issuer	Guarantor subsidiaries	Non-guarantor subsidiaries	Consolidating and eliminating adjustments	Consolidated
Net cash provided by (used in) operating activities	$11,893	$(27,690)	$43	$–	$(15,754)
Cash flows from investing activities:
Routine capital expenditures	–	(20,466)	(1,211)	–	(21,677)
Development capital expenditures	–	(751)	–	–	(751)
Acquisitions, net of cash acquired	–	(22,715)	–	–	(22,715)
Sale of assets	–	5,034	–	–	5,034
Purchase of insurance subsidiary investments	–	–	(10,114)	–	(10,114)
Sale of insurance subsidiary investments	–	–	8,762	–	8,762
Net change in insurance subsidiary cash and cash equivalents	–	–	(6,599)	–	(6,599)
Change in other investments	–	640	–	–	640
Other	–	(551)	–	–	(551)
Net cash used in investing activities	–	(38,809)	(9,162)	–	(47,971)
Cash flows from financing activities:
Proceeds from borrowings under revolving credit	508,700	–	–	–	508,700
Repayment of borrowings under revolving credit	(425,800)	–	–	–	(425,800)
Repayment of other long-term debt	(1,968)	(28)	(63)	–	(2,059)
Payment of deferred financing costs	(270)	–	–	–	(270)
Distribution made to noncontrolling interests	–	–	(2,933)	–	(2,933)
Issuance of common stock	3,804	–	–	–	3,804
Dividends paid	(6,514)	–	–	–	(6,514)
Other	–	1,873	–	–	1,873
Net change in intercompany accounts	(89,845)	72,097	17,748	–	–
Net cash provided by (used in) financing activities	(11,893)	73,942	14,752	–	76,801
Change in cash and cash equivalents	–	7,443	5,633	–	13,076
Cash and cash equivalents at beginning of period	–	23,535	12,437	–	35,972
Cash and cash equivalents at end of period	$–	$30,978	$18,070	$–	$49,048

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 11 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Condensed Consolidating Statement of Cash Flows (Continued)

	Three months ended March 31, 2013
(In thousands)	Parent company/ issuer	Guarantor subsidiaries	Non-guarantor subsidiaries	Consolidating and eliminating adjustments	Consolidated
Net cash provided by operating activities	$11,229	$7,981	$5,623	$–	$24,833
Cash flows from investing activities:
Routine capital expenditures	–	(20,142)	(2,228)	–	(22,370)
Development capital expenditures	–	(2,222)	(166)	–	(2,388)
Sale of assets	–	5,060	–	–	5,060
Purchase of insurance subsidiary investments	–	–	(10,836)	–	(10,836)
Sale of insurance subsidiary investments	–	–	10,002	–	10,002
Net change in insurance subsidiary cash and cash equivalents	–	–	(33,096)	–	(33,096)
Change in other investments	–	319	–	–	319
Capital contribution to insurance subsidiary	–	(14,220)	–	14,220	–
Other	–	(144)	–	–	(144)
Net cash used in investing activities	–	(31,349)	(36,324)	14,220	(53,453)
Cash flows from financing activities:
Proceeds from borrowings under revolving credit	483,500	–	–	–	483,500
Repayment of borrowings under revolving credit	(459,200)	–	–	–	(459,200)
Repayment of other long-term debt	(2,000)	(25)	(641)	–	(2,666)
Payment of deferred financing costs	(202)	–	–	–	(202)
Distribution made to noncontrolling interests	–	–	(491)	–	(491)
Issuance of common stock	4	–	–	–	4
Capital contribution to insurance subsidiary	–	–	14,220	(14,220)	–
Other	–	332	–	–	332
Net change in intercompany accounts	(33,331)	17,680	15,651	–	–
Net cash provided by (used in) financing activities	(11,229)	17,987	28,739	(14,220)	21,277
Change in cash and cash equivalents	–	(5,381)	(1,962)	–	(7,343)
Cash and cash equivalents at beginning of period	–	37,370	12,637	–	50,007
Cash and cash equivalents at end of period	$–	$31,989	$10,675	$–	$42,664

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

Medicare and Medicaid payment reviews, audits and investigations—as a result of the Company’s participation in the Medicare and Medicaid programs, the Company faces and is currently subject to various governmental and internal reviews, audits and investigations to verify the Company’s compliance with these programs and applicable laws and regulations. The Company is routinely subject to audits under various government programs, such as the CMS Recovery Audit Contractor program, in which third party firms engaged by CMS conduct extensive reviews of claims data and medical and other records to identify potential improper payments to healthcare providers under the Medicare program. In addition, the Company, like other hospital and nursing center operators and rehabilitation therapy service providers, is subject to ongoing investigations by the U.S. Department of Health and Human Services Office of Inspector General, the DOJ and state attorneys general into the billing of rehabilitation and other services provided to Medicare and Medicaid patients, including whether rehabilitation therapy services were properly documented and billed, whether services provided were medically necessary and general compliance with conditions of participation in the Medicare and Medicaid programs. Private pay sources such as third party insurance and managed care entities also often reserve the right to conduct audits. The Company’s costs to respond to and defend any such reviews, audits and investigations are significant and are likely to increase in the current enforcement environment. These audits and investigations may require the Company to refund or retroactively adjust amounts that have been paid under the relevant government program or by other payors. Further, an adverse review, audit or investigation also could result in other adverse consequences, particularly if the underlying conduct is found to be pervasive or systemic. These consequences include (1) state or federal agencies imposing fines, penalties and other sanctions on the Company; (2) loss of the Company’s right to participate in the Medicare or Medicaid programs or one or more third party payor networks; (3) indemnity claims asserted by customers and others for which the Company provides services; and (4) damage to the Company’s reputation in various markets, which could adversely affect the Company’s ability to attract patients, residents and employees.

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

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 12 – LEGAL AND REGULATORY PROCEEDINGS (Continued)

A whistleblower lawsuit previously pending against RehabCare, Group, Inc. (“RehabCare”), a therapy services company acquired by the Company on June 1, 2011, and two unrelated defendant companies in federal district court for the Eastern District of Missouri was settled in January 2014. The lawsuit pertained to a subcontractor arrangement entered in 2006 by RehabCare and another unrelated therapy services provider, and fees paid under and in connection with the transaction. The complaint alleged civil violations of the federal False Claims Act based upon an underlying claim that the transaction violated the federal Anti-Kickback Statute. Based upon the results of certain pre-trial motions, new facts associated with the case and settlement discussions occurring in September 2013, the Company recorded an additional $23 million loss provision in the third quarter of 2013 (for a total loss reserve of $25 million) related to this matter. In January 2014, the lawsuit was settled with the Company’s payment of $25 million to the United States and $150,000 to the whistleblower’s attorneys and was dismissed by the court with prejudice.

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

A wage and hour class action lawsuit against the Company alleging violations of federal and state wage and hour laws is pending in federal district court for the Northern District of Illinois. This lawsuit pertains to the Company’s previous automatic meal break deduction practice for non-exempt employees in the Company’s hospitals located outside California. The court granted conditional class certification in part on June 11, 2013. This lawsuit was settled on January 31, 2014 by the Company’s agreement to pay $0.7 million to claimants from the Company’s five Illinois hospitals, plaintiffs’ attorney’s fees and certain administrative costs.

Based upon available information, the Company has recorded a total loss reserve of $12.7 million related to these wage and hour lawsuits. The Company continues to evaluate the loss provision in light of potentially relevant factual and legal developments, including information learned through rulings on dispositive motions, settlement discussions and other rulings. The expected loss reserve is based upon currently available information and is subject to significant judgment and a variety of assumptions, and known and unknown uncertainties. Given the uncertainty of litigation, the actual loss may vary significantly from the current reserve, which does not represent the Company’s maximum loss exposure. At this time, no estimate of the possible loss or range of loss, in excess of the amount accrued, can be made regarding these lawsuits.

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

On January 6, 2014, a purported class action complaint was filed in the federal district court for the Southern District of Florida against the Company and one of its subsidiaries.  The lawsuit, styled Pines Nursing Home, et al. v. Polaris and RehabCare Group, Inc., et al. alleges that one of the Company’s subsidiaries sent “junk” faxes in violation of the Telephone Consumer Protection Act of 1991 and the Junk Fax Prevention Act of 2005. The complaint seeks damages, statutory fines and penalties, attorneys’ fees and an injunction prohibiting such conduct in the future. The Company disputes the allegations in the complaint and will defend this lawsuit vigorously.

NOTE 13 – SUBSEQUENT EVENT

On April 9, 2014, the Company completed the refinancing of substantially all of its existing debt with $2.25 billion of secured and unsecured debt, as detailed below.

ABL Amendment Agreement

On April 9, 2014, the Company entered into a second amendment and restatement agreement (the “ABL Amendment Agreement”) among the Company, the other credit parties party thereto, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (the “ABL Agent”), and the lenders party thereto. The ABL Amendment Agreement amends and restates the ABL Credit Agreement dated as of June 1, 2011, as amended by that certain Amendment No. 1 to the ABL Credit Agreement dated as of October 4, 2012 and as further amended and restated by that certain Amendment and Restatement Agreement dated as of August 21, 2013, among the Company, the ABL Agent and the lenders party thereto (the “Prior ABL Facility”).

The ABL Amendment Agreement, among other items, (1) extends the maturity date of the Prior ABL Facility from June 1, 2018 to April 9, 2019, (2) provides for the replacement of all revolving commitments outstanding under the Prior ABL Facility with new revolving commitments in the same principal amount, (3) increases the amounts available for incremental commitments and (4) amends certain provisions related to the incurrence of debt and liens and the making of acquisitions, investments and restricted payments.

The ABL Amendment Agreement also reduces the applicable interest rate margins for LIBOR borrowings under the Prior ABL Facility from a range of 2.50% to 3.00% (depending on average daily excess availability) to a range of 2.00% to 2.50%. The applicable interest rate margins for base rate borrowings are also reduced from a range of 1.50% to 2.00% (depending on average daily excess availability) to a range from 1.00% to 1.50%.

Unamortized deferred financing costs related to the Prior ABL Facility totaling $0.6 million ($0.4 million net of income taxes) will be written-off and recorded as interest expense in the second quarter of 2014.

Term Loan Amendment Agreement

Also on April 9, 2014, the Company entered into a third amendment and restatement agreement (the “Term Loan Amendment Agreement”) among the Company, the other credit parties party thereto, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (the “Term Loan Agent”), and the lenders party thereto. The Term Loan Amendment Agreement amends and restates the Term Loan Credit Agreement dated as of June 1, 2011, as amended by that certain Incremental Amendment No. 1 to the Term Loan Credit Agreement dated as of October 4, 2012, as amended and restated by that certain Amendment and Restatement Agreement dated as of May 30, 2013 and as further amended and restated by that certain Second Amendment and Restatement Agreement dated as of August 21, 2013, among the Company, the Term Loan Agent and the lenders party thereto (previously defined as the “Prior Term Loan Facility”).

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 13 – SUBSEQUENT EVENT (Continued)

Term Loan Amendment Agreement (Continued)

The Term Loan Amendment Agreement, among other items, (1) extends the maturity date of the Prior Term Loan Facility from June 1, 2018 to April 9, 2021, (2) provides for the replacement of all term loans outstanding under the Prior Term Loan Facility with new term loans in a principal amount of $1 billion, (3) reduces the interest rate margins applicable to the term loans, (4) increases the available capacity for incremental term loans and (5) amends certain provisions related to the incurrence of debt and liens and the making of acquisitions, investments and restricted payments.

The Term Loan Amendment Agreement also reduces the applicable margin for LIBOR borrowings under the Prior Term Loan Facility from 3.25% to 3.00% and, with respect to base rate borrowings, from 2.25% to 2.00%.

Unamortized deferred financing costs and original issue discount related to the Prior Term Loan Facility totaling $5.0 million ($3.0 million net of income taxes) will be written-off and recorded as interest expense in the second quarter of 2014.

Aside from the foregoing changes, the terms and conditions of the Prior ABL Facility and the Prior Term Loan Facility are each substantially similar to their respective terms and conditions before the effectiveness of the ABL Amendment Agreement and Term Loan Amendment Agreement, as applicable.

Indenture and 6.375% Senior Notes due 2022

On April 9, 2014, the Company completed a private placement of $500 million aggregate principal amount of 6.375% senior notes due 2022 (the “Notes due 2022”). The Notes due 2022 were issued pursuant to the indenture dated as of April 9, 2014 among the Company, the guarantors party thereto (the “Guarantors”) and Wells Fargo Bank, National Association, as trustee.

The Notes due 2022 bear interest at an annual rate equal to 6.375% and are senior unsecured obligations of the Company and of the Guarantors. The indenture governing the Notes due 2022 contains certain restrictive covenants that will, among other things, limit the Company’s and its restricted subsidiaries’ ability to incur, assume or guarantee additional indebtedness; pay dividends, make distributions or redeem or repurchase capital stock; restrict dividends, loans or asset transfers from its subsidiaries; sell or otherwise dispose of assets; and enter into transactions with affiliates. These covenants are subject to a number of limitations and exceptions. The indenture governing the Notes due 2022 also contains customary events of default.

Under the terms of the Notes due 2022, the Company may pay dividends pursuant to specified exceptions or, if its consolidated coverage ratio (as defined) is at least 2.0 to 1.0, it may pay dividends in an amount equal to 50% of its consolidated net income (as defined) and 100% of the net cash proceeds from the issuance of capital stock. The making of certain other restricted payments or investments by the Company or its restricted subsidiaries would reduce the amount available for the payment of dividends pursuant to the foregoing exception.

Registration Rights Agreement

In connection with the Notes due 2022, on April 9, 2014, the Company and the Guarantors entered into a registration rights agreement (the “Registration Rights Agreement”) with J.P. Morgan Securities LLC, on behalf of the initial purchasers of the Notes due 2022.

Pursuant to the Registration Rights Agreement, the Company and the Guarantors will (among other obligations) use commercially reasonable efforts to file with the SEC a registration statement relating to an offer to exchange the Notes due 2022 for registered notes with substantially identical terms and consummate such offer within 365 days after the issuance of the Notes due 2022. A “Registration Default” will occur if, among other things, the Company and the Guarantors fail to comply with this requirement. If a Registration Default occurs, the annual interest rate of the Notes due 2022 will be increased by 0.25% per annum and will increase by 0.25% per annum at the end of each subsequent 90-day period, but in no event will such increase exceed 1.00% per annum.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 13 – SUBSEQUENT EVENT (Continued)

Termination of a Material Definitive Agreement

On April 9, 2014, an irrevocable notice of redemption of the Notes due 2019 was delivered to the holders thereof, calling for redemption of the entire outstanding $550 million aggregate principal amount of the Notes due 2019 on May 9, 2014 (the “Redemption Date”) pursuant to the terms of the indenture dated as of June 1, 2011, as supplemented and amended from time to time, among the Company, the guarantors party thereto and Wells Fargo Bank, National Association, as trustee. The redemption price for the Notes due 2019 to be redeemed (the “Redemption Price”) is equal to 100% of the principal amount of the Notes due 2019 plus accrued and unpaid interest on the Notes due 2019 to but excluding the Redemption Date plus the Applicable Premium as defined in the indenture governing the Notes due 2019.

On April 9, 2014, the Company deposited funds with the trustee for the Notes due 2019, and provided the trustee with irrevocable instructions to apply the deposit to redeem the Notes due 2019 on the Redemption Date. Pursuant to these actions, the indenture governing the Notes due 2019 was satisfied and discharged in accordance with its terms. As a result, the Company and the guarantors party thereto have been released from their obligations with respect to the Notes due 2019, except with respect to those provisions of the indenture governing the Notes due 2019 that by their terms survive the satisfaction and discharge.

The write-off of unamortized deferred financing costs totaling $10.7 million ($6.5 million net of income taxes) and the Applicable Premium totaling $36.7 million ($22.2 million net of income taxes), both related to the Notes due 2019, will be recorded as interest expense in the second quarter of 2014.

Interest Rate Swap Syndication Agreement

On April 8, 2014, the Company completed an assignment of a portion of its $400 million swap agreement entered into on March 26, 2014 with an effective date of April 9, 2014. This swap novation resulted in an assignment of $250 million of this         $400 million swap agreement to two new counterparties, each in the amount of $125 million. The original swap contract was not amended, terminated or otherwise modified. The Company determined all three swap agreements were effective and each qualifies for cash flow hedge accounting treatment as of April 9, 2014.

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

Such forward-looking statements are inherently uncertain, and stockholders and other potential investors must recognize that actual results may differ materially from the Company’s expectations as a result of a variety of factors, including, without limitation, those discussed below. Such forward-looking statements are based upon management’s current expectations and include known and unknown risks, uncertainties and other factors, many of which the Company is unable to predict or control, that may cause the Company’s actual results or performance to differ materially from any future results or performance expressed or implied by such forward-looking statements. These statements involve risks, uncertainties and other factors discussed below and detailed from time to time in the Company’s filings with the SEC. Factors that may affect the Company’s plans, results or stock price include, without limitation:

—

the impact of healthcare reform, which will initiate significant changes to the United States healthcare system, including potential material changes to the delivery of healthcare services and the reimbursement paid for such services by the government or other third party payors, including reforms resulting from the Patient Protection and Affordable Care Act and the Healthcare Education and Reconciliation Act (collectively, the “ACA”) or future deficit reduction measures adopted at the federal or state level. Healthcare reform is affecting each of the Company’s businesses in some manner. Potential future efforts in the U.S. Congress to repeal, amend, modify or retract funding for various aspects of the ACA create additional uncertainty about the ultimate impact of the ACA on the Company and the healthcare industry. Due to the substantial regulatory changes that will need to be implemented by CMS and others, and the numerous processes required to implement these reforms, the Company cannot predict which healthcare initiatives will be implemented at the federal or state level, the timing of any such reforms, or the effect such reforms or any other future legislation or regulation will have on the Company’s business, financial position, results of operations and liquidity,

—

the impact of final rules issued by CMS on August 1, 2012 (the “2012 CMS Rules”) which, among other things, will reduce Medicare reimbursement to the Company’s TC hospitals in 2013 and beyond by imposing a budget neutrality adjustment and modifying the short-stay outlier rules,

—

the impact of the 2011 CMS Rules which significantly reduced Medicare reimbursement to the Company’s nursing centers and changed payments for the provision of group therapy services effective October 1, 2011,

—

the impact of the Budget Control Act of 2011 (as amended by the American Taxpayer Relief Act of 2012 (the “Taxpayer Relief Act”)) which instituted an automatic 2% reduction on each claim submitted to Medicare beginning April 1, 2013,

—

the Company’s ability to adjust to the new patient criteria for LTAC hospitals under the Pathway for SGR Reform Act of 2013 (the “SGR Reform Act”), which will reduce the population of patients eligible for the Company’s hospital services and change the basis upon which the Company is paid,

—

the impact of the Taxpayer Relief Act which, among other things, reduces Medicare payments by an additional 25% for subsequent procedures when multiple therapy services are provided on the same day. At this time, the Company believes that the rules related to multiple therapy services will reduce its Medicare revenues by $25 million to $30 million on an annual basis,

—

changes in the reimbursement rates or the methods or timing of payment from third party payors, including commercial payors and the Medicare and Medicaid programs, changes arising from and related to the Medicare prospective payment system for LTAC hospitals, including potential changes in the Medicare payment rules, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, and changes in Medicare and Medicaid reimbursement for the Company’s TC hospitals, nursing centers, IRFs and home health and hospice operations, and the expiration of the Medicare Part B therapy cap exception process,

—	the effects of additional legislative changes and government regulations, interpretation of regulations and changes in the nature and enforcement of regulations governing the healthcare industry,
—	the ability of the Company’s hospitals and nursing centers to adjust to medical necessity reviews,

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
—

the Company’s ability to operate pursuant to the terms of its debt obligations, and comply with the Company’s covenants thereunder, and the Company’s ability to operate pursuant to its master lease agreements with Ventas,

—

the condition of the financial markets, including volatility and weakness in the equity, capital and credit markets, which could limit the availability and terms of debt and equity financing sources to fund the requirements of the Company’s businesses, or which could negatively impact the Company’s investment portfolio,

—	the Company’s ability to control costs, particularly labor and employee benefit costs,
—	the Company’s ability to successfully reduce (by divestiture of operations or otherwise) its exposure to professional liability and other claims,
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
—

events or circumstances which could result in the impairment of an asset or other charges, such as the impact of the Medicare reimbursement regulations that resulted in the Company recording significant impairment charges in the last three fiscal years,

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

The Company is a healthcare services company that through its subsidiaries operates TC hospitals, IRFs, nursing centers, assisted living facilities, a contract rehabilitation services business and a home health and hospice business across the United States. At March 31, 2014, the Company’s hospital division operated 100 TC hospitals (7,324 licensed beds) and five IRFs (215 licensed beds) in 22 states. The Company’s nursing center division operated 99 nursing centers (12,503 licensed beds) and six assisted living facilities (341 licensed beds) in 22 states. The Company’s rehabilitation division provided rehabilitation services primarily in hospitals and long-term care settings. The Company’s care management division (formerly known as the Company’s home health and hospice division) primarily provided home health, hospice and private duty services from 157 locations in 13 states.

Discontinued operations

The Company has completed several strategic divestitures or planned divestitures to improve its future operating results. For accounting purposes, the operating results of these businesses and the losses or impairments associated with these transactions have been classified as discontinued operations in the accompanying unaudited condensed consolidated statement of operations for all periods presented. Assets held for sale at March 31, 2014 have been measured at the lower of carrying value or estimated fair value less costs of disposal and have been classified as held for sale in the accompanying unaudited condensed consolidated balance sheet.

On September 30, 2013, the Company entered into agreements with Ventas to exit the 2013 Expiring Facilities. The current lease term for the 2013 Expiring Facilities was scheduled to expire in April 2015. Under the terms of the agreements, the lease term for the 2013 Expiring Facilities will now expire on September 30, 2014 unless the Company and Ventas are able to transfer the operations earlier. The Company transferred the operations of six of the 2013 Expiring Facilities to a new operator effective April 1, 2014 and transferred the operations of another 20 of the 2013 Expiring Facilities effective May 1, 2014. Another facility was closed and its operating license and equipment were sold during the three months ended March 31, 2014. Proceeds from the sale of equipment and inventory for the 2013 Expiring Facilities totaled $3 million for the three months ended March 31, 2014. For accounting purposes, the 2013 Expiring Facilities qualified as assets held for sale and the Company reflected the operating results as discontinued operations in the accompanying unaudited condensed consolidated statement of operations for all historical periods.

The Company allowed the lease to expire on a TC hospital during the three months ended March 31, 2014 resulting in a loss on divestiture primarily related to a write-off of an indefinite-lived intangible asset of $3 million ($2 million net of income taxes) for the three months ended March 31, 2014. The Company reflected the operating results of this TC hospital as discontinued operations in the accompanying unaudited condensed consolidated statement of operations for all historical periods.

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

The provision for doubtful accounts totaled $8 million and $7 million for the first quarter of 2014 and 2013, respectively.

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

Provisions for loss for professional liability risks retained by the Company’s limited purpose insurance subsidiary have been discounted based upon actuarial estimates of claim payment patterns using a discount rate of 1% to 5% depending upon the policy year. The discount rate was 1% for the 2014 and 2013 policy years. The discount rates are based upon the risk free interest rate for the respective year. Amounts equal to the discounted loss provision are funded annually. The Company does not fund the portion of professional liability risks related to estimated claims that have been incurred but not reported. Accordingly, these liabilities are not discounted. The allowance for professional liability risks aggregated $314 million at March 31, 2014 and $307 million at December 31, 2013. If the Company did not discount any of the allowances for professional liability risks, these balances would have approximated $317 million at March 31, 2014 and $310 million at December 31, 2013.

As a result of deterioration in professional liability and workers compensation underwriting results of the Company’s limited purpose insurance subsidiary in 2012, the Company made a capital contribution of $14 million during the three months ended March 31, 2013 to its limited purpose insurance subsidiary. This transaction was completed in accordance with applicable regulations and had no impact on earnings. No contribution was required to be paid during the three months ended March 31, 2014.

Changes in the number of professional liability claims and the cost to settle these claims significantly impact the allowance for professional liability risks. A relatively small variance between the Company’s estimated and actual number of claims or average cost per claim could have a material impact, either favorable or unfavorable, on the adequacy of the allowance for professional liability risks. For example, a 1% variance in the allowance for professional liability risks at March 31, 2014 would impact the Company’s operating income by approximately $3 million.

The provision for professional liability risks (continuing operations), including the cost of coverage maintained with unaffiliated commercial insurance carriers, aggregated $14 million and $16 million for the first quarter of 2014 and 2013, respectively.

Provisions for loss for workers compensation risks retained by the Company’s limited purpose insurance subsidiary are not discounted and amounts equal to the loss provision are funded annually. The allowance for workers compensation risks aggregated $187 million at March 31, 2014 and $188 million at December 31, 2013. The provision for workers compensation risks (continuing operations), including the cost of coverage maintained with unaffiliated commercial insurance carriers, aggregated $9 million and $11 million for the first quarter of 2014 and 2013, respectively.

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

The Company’s effective income tax rate was 38.1% and 37.4% for the first quarter of 2014 and 2013, respectively. The increase in the effective tax rate for the first quarter of 2014 was primarily attributable to jobs tax credit legislation that has not been approved by Congress for the 2014 tax year.

There are significant uncertainties with respect to capital loss carryforwards that could affect materially the realization of certain deferred tax assets. Accordingly, the Company has recognized deferred tax assets to the extent it is more likely than not they will be realized and a valuation allowance is provided for deferred tax assets to the extent that it is uncertain that the deferred tax asset will be realized. The Company recognized net deferred tax assets totaling $51 million and $55 million at March 31, 2014 and December 31, 2013, respectively.

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

In connection with the 2011 CMS Rules, the Company determined that the impact of the 2011 CMS Rules was a triggering event in the third quarter of 2011 and accordingly tested the recoverability of its nursing centers reporting unit goodwill, intangible assets and property and equipment asset groups impacted by the reduced Medicare payments. The Company recorded pretax impairment charges aggregating $0.1 million ($0.1 million net of income taxes) and $0.2 million ($0.1 million net of income taxes) in the first quarter of 2014 and 2013, respectively, for property and equipment expenditures in the nursing center asset groups that were determined to be impaired by the 2011 CMS Rules. These charges reflected the amount by which the carrying value of certain assets exceeded their estimated fair value. The impairment charges did not impact the Company’s cash flows or liquidity.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Critical Accounting Policies (Continued)

Valuation of long-lived assets, goodwill and intangible assets (Continued)

In accordance with the authoritative guidance for goodwill and other intangible assets, the Company is required to perform an impairment test for goodwill and indefinite-lived intangible assets at least annually or more frequently if adverse events or changes in circumstances indicate that the asset may be impaired. The Company performs its annual goodwill impairment test at the end of each fiscal year for each of its reporting units. A reporting unit is either an operating segment or one level below the operating segment, referred to as a component. When the components within the Company’s operating segments have similar economic characteristics, the Company aggregates the components of its operating segments into one reporting unit. Accordingly, the Company has determined that its reporting units are hospitals, nursing centers, skilled nursing rehabilitation services, hospital rehabilitation services, home health and hospice. The home health and hospice reporting units are included in the care management division. The carrying value of goodwill for each of the Company’s reporting units at March 31, 2014 and December 31, 2013 follows (in thousands):

	March 31, 2014	December 31, 2013
Hospitals	$679,480	$679,480
Nursing centers	–	–
Rehabilitation division:
Skilled nursing rehabilitation services	–	–
Hospital rehabilitation services	173,244	173,334
Home health	112,580	112,378
Hospice	26,910	26,910
	$992,214	$992,102

The goodwill impairment test involves a two-step process. The first step is a comparison of each reporting unit’s fair value to its carrying value. If the carrying value of the reporting unit is greater than its fair value, there is an indication that impairment may exist and the second step must be performed to measure the amount of impairment loss, if any. Based upon the results of the step one impairment test for goodwill for hospitals, hospital rehabilitation services and hospice reporting units for the year ended December 31, 2013, no goodwill impairment charges were recorded in connection with the Company’s annual impairment test. The Company recorded a goodwill impairment charge of $76 million ($58 million net of income taxes) in the fourth quarter of 2013 in its home health reporting unit to reflect the amount by which the carrying value of goodwill exceeded the fair value.

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

The Company has determined that during the three months ended March 31, 2014, there were no events or changes in circumstances since December 31, 2013 requiring an interim impairment test. Although the Company has determined that there was no goodwill or other indefinite-lived intangible asset impairments as of March 31, 2014, adverse changes in the operating environment and related key assumptions used to determine the fair value of the Company’s reporting units and indefinite-lived intangible assets or declines in the value of the Company’s common stock may result in future impairment charges for a portion or all of these assets. Specifically, if the rate of growth of government and commercial revenues earned by the Company’s reporting units were to be less than projected or if healthcare reforms were to negatively impact the Company’s business, an impairment charge of a portion or all of these assets may be required.

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

The annual impairment tests for certain of the Company’s indefinite-lived intangible assets are performed as of May 1, July 1, September 1 and October 1 while all others are performed as of December 31. No impairment charges were recorded in connection with the annual impairment tests performed at each of these dates in 2013.

Recently Issued Accounting Requirements

In April 2014, the FASB issued authoritative guidance which changes the requirements for reporting discontinued operations. A disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when any of the following occurs: (1) the component or group of components meets the criteria to be classified as held for sale, (2) the component or group of components is disposed of by sale, or (3) the component or group of components is disposed of other than by sale (for example, abandonment). The entity shall present separately, for each comparative period, the assets and liabilities of the discontinued operation in the statement of financial position. In addition to the required disclosures for discontinued operations, entities will also be required to provide disclosures about a disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation in the financial statements. The guidance also states an entity shall expand disclosures about significant continuing involvement with a discontinued operation, until the results of operations of the discontinued operation are no longer presented in the statement of operations. The guidance is applicable prospectively for all disposals that occur within annual periods beginning on or after December 15, 2014 and early adoption is permitted. The adoption of the guidance is not expected to have a material impact on the Company’s business, financial position, net income or liquidity but may have a material impact on the Company’s income from continuing operations if planned or completed disposals of components of the Company’s business do not qualify for discontinued operations under the new guidance.

Results of Operations – Continuing Operations

Hospital division

Revenues declined 2% to $657 million in the first quarter of 2014 compared to $671 million in the first quarter of 2013. The decline in revenues was primarily a result of Medicare reimbursement reductions which began on April 1, 2013 under the Budget Control Act of 2011, a decline in commercial insurance reimbursement rates and a decline in patient volumes. Aggregate same-facility admissions declined 1% in the first quarter of 2014 compared to the first quarter of 2013. Same-facility average daily census declined 2% in the first quarter of 2014 compared to the first quarter of 2013. The decline in admissions and average daily census was primarily attributable to generally lower healthcare utilization experienced by the Company and some of its referral sources.

Operating income for the first quarter of 2013 included $8 million related to one-time bonus costs. Excluding these charges, hospital operating margins decreased in the first quarter of 2014 compared to the first quarter of 2013, primarily as a result of the previously discussed reimbursement reductions and patient volume declines.

Average hourly wage rates declined 1% for the first quarter of 2014 compared to the first quarter of 2013. Employee benefit costs decreased 5% in the first quarter of 2014 compared to the first quarter of 2013, primarily as a result of a reduction in workers compensation and health expense.

Professional liability costs were $8 million in the first quarter of both 2014 and 2013.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Results of Operations – Continuing Operations (Continued)

Nursing center division

Revenues increased 2% to $282 million in the first quarter of 2014 compared to $275 million in the first quarter of 2013. The increase in revenues was primarily a result of an increase in aggregate revenue rates. Revenue rates in the first quarter of 2014 benefited from the Company’s participation in an inter-governmental payment program in the state of Indiana that provides federal matching funds under Medicaid for nursing center providers that partner with county owned hospitals. The Company operated seven nursing centers under this program beginning July 1, 2013 and added eight additional nursing centers on January 1, 2014. Average daily census declined 2% in the first quarter of 2014 compared to the first quarter of 2013, primarily as a result of the decline in admissions and Medicare average length of stay. Admissions declined 6% in the first quarter of 2014 compared to the first quarter of 2013. The decline in admissions and average daily census was primarily attributable to generally lower healthcare utilization experienced by the Company and some of its referral sources.

Operating income for the first quarter of 2013 included $5 million related to one-time bonus costs. Excluding these charges, nursing center operating margins increased in the first quarter of 2014 compared to the first quarter of 2013, primarily as a result of an increase in revenue rates and cost efficiencies.

Average hourly wage rates increased 3% in the first quarter of 2014 compared to the first quarter of 2013. Employee benefit costs decreased 9% in the first quarter of 2014 compared to the first quarter of 2013, primarily as a result of a reduction in workers compensation and health expense.

Professional liability costs were $5 million and $7 million in the first quarter of 2014 and 2013, respectively. The decrease in professional liability costs was attributable to improvement in the frequency and severity of claims.

Rehabilitation division

Skilled nursing rehabilitation services

Revenues declined 2% to $253 million in the first quarter of 2014 compared to $258 million in the first quarter of 2013. The decline in revenues was primarily attributable to contract pricing concessions related to Medicare reimbursement reductions under the Taxpayer Relief Act that became effective April 1, 2013. Revenues derived from non-affiliated customers aggregated $223 million and $229 million in the first quarter of 2014 and 2013, respectively.

Operating income for the first quarter of 2013 included $5 million related to one-time bonus costs. Excluding these charges, operating margins were relatively unchanged in the first quarter of 2014 compared to the first quarter of 2013, primarily attributable to the Medicare reimbursement reductions discussed above.

Employee benefit costs decreased 4% in the first quarter of 2014 compared to the first quarter of 2013, primarily as a result of a reduction in health expense.

Hospital rehabilitation services

Revenues declined 1% to $74 million in the first quarter of 2014 compared to the first quarter of 2013. The decline in revenues was primarily attributable to terminated contracts. Revenues derived from non-affiliated customers aggregated $50 million in the first quarter of both 2014 and 2013.

Operating income for the first quarter of 2013 included $1 million related to one-time bonus costs. Excluding these charges, operating margins increased in the first quarter of 2014 compared to the first quarter of 2013, primarily as a result of increased operating efficiencies.

Employee benefit costs decreased 1% in the first quarter of 2014 compared to the first quarter of 2013, primarily as a result of a reduction in health expense.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Results of Operations – Continuing Operations (Continued)

Care management division

Revenues increased 70% to $88 million in the first quarter of 2014 compared to $52 million in the first quarter of 2013. The growth in revenues was primarily attributable to acquisitions completed during 2013.

Operating income in the first quarter of 2013 included $1 million related to one-time bonus costs. Excluding these charges, operating margins declined in the first quarter of 2014 compared to the first quarter of 2013, primarily due to integration costs and costs associated with the migration to standard operating systems in connection with the development of this business segment.

Corporate overhead

Operating income for the Company’s operating divisions excludes allocations of corporate overhead. These costs aggregated $44 million and $46 million in the first quarter of 2014 and 2013, respectively. The decline in corporate overhead was primarily attributable to lower incentive compensation costs. As a percentage of consolidated revenues, corporate overhead totaled 3.4% and 3.6% in the first quarter of 2014 and 2013, respectively.

Transaction costs

Operating results included transaction costs associated with acquisition activities totaling $0.7 million and $1 million in the first quarter of 2014 and 2013, respectively. Transaction costs in all periods were included in salaries, wages and benefits, and other operating expenses.

Other expenses

Rent expense increased 6% to $83 million in the first quarter of 2014 compared to $78 million in the first quarter of 2013. The increase in the first quarter of 2014 was primarily attributable to an increase in straight-line rent expense totaling $4 million associated with the September 30, 2013 renewal of 26 nursing centers and 22 TC hospitals leased from Ventas, and contingent rent increases.

Depreciation and amortization expense decreased 5% to $40 million in the first quarter of 2014 compared to $43 million in the first quarter of 2013. The decrease in the first quarter of 2014 resulted from lower capital expenditures and an increase in assets becoming fully depreciated as compared to the first quarter of 2013.

Interest expense decreased 8% to $26 million in the first quarter of 2014 compared to $28 million in the first quarter of 2013. The decrease in the first quarter of 2014 was primarily attributable to lower borrowing levels and lower interest rates as compared to 2013.

Consolidated results

Income from continuing operations before income taxes aggregated $34 million in the first quarter of 2014 compared to $17 million in the first quarter of 2013. Income from continuing operations aggregated $21 million in the first quarter of 2014 compared to $11 million in the first quarter of 2013. Transaction costs negatively impacted the consolidated pretax operating results by $0.7 million ($0.4 million net of income taxes) in the first quarter of 2014. One-time bonus costs and transaction costs negatively impacted the consolidated pretax operating results by $21 million ($13 million net of income taxes) in the first quarter of 2013.

Results of Operations – Discontinued Operations

Loss from discontinued operations aggregated $6 million in the first quarter of 2014 compared to $5 million in the first quarter of 2013. The Company recorded a net loss of $3 million and $2 million in the first quarter of 2014 and 2013, respectively, related to the divestiture of discontinued operations.

On September 30, 2013, the Company entered into agreements with Ventas to exit the 2013 Expiring Facilities. The current lease term for the 2013 Expiring Facilities was scheduled to expire in April 2015. Under the terms of the agreements, the lease term for the 2013 Expiring Facilities will now expire on September 30, 2014 unless the Company and Ventas are able to transfer the operations earlier. The Company transferred the operations of six of the 2013 Expiring Facilities to a new operator effective April 1, 2014 and transferred the operations of another 20 of the 2013 Expiring Facilities effective May 1, 2014. Another facility was closed and its operating license and equipment were sold during the three months ended March 31, 2014. Proceeds from the sale of equipment and inventory for the 2013 Expiring Facilities totaled $3 million for the three months ended March 31, 2014. For accounting purposes, the 2013 Expiring Facilities qualified as assets held for sale and the Company reflected the operating results as discontinued operations in the accompanying unaudited condensed consolidated statement of operations for all historical periods.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Liquidity

Operating cash flows

Cash flows used in operations (including discontinued operations) aggregated $16 million in the first quarter of 2014 compared to cash flows provided by operations of $25 million in the first quarter of 2013. Operating cash flows in the first quarter of 2014 were negatively impacted by $29 million ($18 million net of income taxes) for litigation, retirement, severance, retention and transaction payments. Operating cash flows in the first quarter of 2013 were negatively impacted by $28 million ($17 million net of income taxes) for one-time employee bonus, severance, retention and transaction payments. Operating cash flows in the first quarter of 2014 were also negatively impacted by lower net income attributable to both the Budget Control Act of 2011 and the Taxpayer Relief Act that became effective April 1, 2013 and delays in the timing of collecting accounts receivable.

The Company utilizes its ABL Amendment Agreement to meet working capital needs and finance its acquisition and development activities. As a result, the Company typically carries minimal amounts of cash on its consolidated balance sheet. Based upon the Company’s expected operating cash flows and the availability of borrowings under the ABL Amendment Agreement ($377 million at April 9, 2014, after the ABL Amendment Agreement was executed), management believes that the Company has the necessary financial resources to satisfy its expected short-term and long-term liquidity needs.

Dividend payments

The Company paid a quarterly cash dividend of $0.12 per common share on March 27, 2014 to shareholders of record as of the close of business on March 6, 2014. Future declarations of quarterly dividends will be subject to the approval of Kindred’s Board of Directors. The current cash dividend funding will require the use of approximately $26 million on an annual basis.

Credit facilities and notes

The Company entered into the Prior ABL Facility and the Prior Term Loan Facility (collectively, the “Prior Credit Agreements”) and issued the Notes due 2019 in connection with the acquisition of RehabCare. In addition to customary affirmative covenants and events of default, the Prior Credit Agreements and the indenture governing the Notes due 2019 included a number of restrictive covenants that imposed operating and financial restrictions on the Company and certain of its subsidiaries, including limiting the Company’s ability to pay dividends to certain restricted payment baskets. The Prior Credit Agreements also established a minimum fixed charge coverage ratio and a maximum total leverage ratio. The Company was in compliance with the terms of the Prior Credit Agreements and the indenture governing the Notes due 2019 at March 31, 2014.

All obligations under the Prior Credit Agreements were fully and unconditionally guaranteed, subject to certain customary release provisions, by substantially all of the Company’s existing and future direct and indirect domestic 100% owned subsidiaries, as well as certain non-100% owned domestic subsidiaries as the Company determined in its sole discretion. The Notes due 2019 were fully and unconditionally guaranteed, subject to certain customary release provisions, by substantially all of the Company’s domestic 100% owned subsidiaries. In addition, the Prior Credit Agreements were collateralized by substantially all of the Company’s assets, including certain owned real property.

In August 2013, the Company completed amendments and restatements to the Prior Credit Agreements to increase its borrowing capacity and improve its financial flexibility. The amendments included, among other things, the following changes: (1) refreshing the option to increase the credit capacity in the aggregate between the Prior Credit Agreements by $250 million; (2) establishing the option to further increase the credit capacity between the Prior Credit Agreements upon satisfaction of a secured leverage ratio; (3) extending the maturity of the Prior ABL Facility by two years to June 2018; (4) eliminating the annual and cumulative limitations on acquisitions; (5) raising to $150 million the Company’s basket for paying cash dividends, buying back stock and making other restricted payments; and (6) easing the restrictions on the Company’s ability to make investments and enter into other joint venture arrangements. The interest rate pricing levels were not changed in connection with the amendments.

In May 2013, the Company completed an amendment and restatement of its Prior Term Loan Facility to reduce its annual interest cost by 100 basis points. The applicable interest rate on the Prior Term Loan Facility was reduced by 50 basis points to LIBOR plus 325 basis points (previously LIBOR plus 375 basis points). In addition, the LIBOR floor was reduced to 1.00% from 1.50%.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Liquidity (Continued)

Credit facilities and notes (Continued)

The Prior Credit Agreements also included an option to increase the credit capacity in an aggregate amount between the two facilities by $200 million. In October 2012, the Company exercised this option to increase the credit capacity by completing modifications to increase by $100 million the Prior Term Loan Facility and expand by $100 million the borrowing capacity under the Prior ABL Facility. The additional Prior Term Loan Facility borrowings were issued at 97.5% and the net proceeds were used to pay down a portion of the outstanding balance under the Prior ABL Facility. In connection with the $100 million expansion of the borrowing capacity under the Prior ABL Facility, the Company also modified the accounts receivable borrowing base which allowed the Company to more easily access the full amount of the available credit. The other terms of the Prior Term Loan Facility and the Prior ABL Facility were unchanged.

Prior ABL Facility

The Prior ABL Facility had a maturity date of June 2018 and was secured by a first priority lien on eligible accounts receivable, cash, deposit accounts, and certain other assets and property and proceeds from the foregoing (the “First Priority ABL Collateral”). The Prior ABL Facility had a second priority lien on substantially all of the Company’s other assets and properties. As of March 31, 2014, the Company had $339 million outstanding under the Prior ABL Facility. In addition, $7 million of letters of credit were issued under the Prior ABL Facility as of March 31, 2014.

Borrowings under the Prior ABL Facility bore interest at a rate per annum equal to the applicable margin plus, at the Company’s option, either: (1) LIBOR determined by reference to the costs of funds for Eurodollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, or (2) a base rate determined by reference to the highest of: (a) the prime rate of JPMorgan Chase Bank, N.A., (b) the federal funds effective rate plus one-half of 1.00% and (c) LIBOR as described in subclause (1) plus 1.00%. At March 31, 2014, the applicable margin for borrowings under the Prior ABL Facility was 2.50% with respect to LIBOR borrowings and 1.50% with respect to base rate borrowings. The applicable margin was subject to adjustment each fiscal quarter, based upon average historical excess availability during the preceding quarter.

Prior Term Loan Facility

The Prior Term Loan Facility had a maturity date of June 2018 and was secured by a first priority lien on substantially all of the Company’s assets and properties other than the First Priority ABL Collateral and a second priority lien on the First Priority ABL Collateral. The Prior Term Loan Facility had a $7 million original issue discount that was amortized over the tenor of the Prior Term Loan Facility.

Borrowings under the Prior Term Loan Facility bore interest at a rate per annum equal to an applicable margin plus, at the Company’s option, either: (1) LIBOR determined by reference to the costs of funds for Eurodollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, or (2) a base rate determined by reference to the highest of: (a) the prime rate of JPMorgan Chase Bank, N.A., (b) the federal funds effective rate plus one-half of 1.00% and (c) LIBOR described in subclause (1) plus 1.00%. LIBOR is subject to an interest rate floor of 1.00%. The applicable margin for borrowings under the Prior Term Loan Facility was 3.25% with respect to LIBOR borrowings and 2.25% with respect to base rate borrowings.

Notes due 2019

In June 2011, the Company completed a private placement of the Notes due 2019. The Notes due 2019 bore interest at an annual rate equal to 8.25% and were senior unsecured obligations of the Company and the subsidiary guarantors. The indenture governing the Notes due 2019 contained certain restrictive covenants that, among other things, limited the Company and certain of its subsidiaries’ ability to incur, assume or guarantee additional indebtedness; pay dividends; make distributions or redeem or repurchase stock; restrict dividends, loans or asset transfers from the Company’s subsidiaries; sell or otherwise dispose of assets; and enter into transactions with affiliates. These covenants were subject to a number of limitations and exceptions. The indenture governing the Notes due 2019 also contained customary events of default.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Liquidity (Continued)

April 2014 Debt Refinancing

On April 9, 2014, the Company completed the refinancing of substantially all of its existing debt with $2.25 billion of secured and unsecured debt. The refinancing lowers borrowing costs, extends debt maturities, reduces interest rate risk, improves covenant flexibility and increases the available capacity under the Company’s ABL Amendment Agreement. Aside from the changes noted below, the terms and conditions of the Prior ABL Facility and the Prior Term Loan Facility are each substantially similar to their respective terms and conditions before the effectiveness of the ABL Amendment Agreement and Term Loan Amendment Agreement, as applicable. During the second quarter of 2014, the Company expects to pay approximately $60 million in premiums, lender fees and third party costs related to the refinancing.

ABL Amendment Agreement

On April 9, 2014, the Company entered into the ABL Amendment Agreement. The ABL Amendment Agreement amends and restates the Prior ABL Facility.

The ABL Amendment Agreement, among other items, (1) extends the maturity date of the Prior ABL Facility from June 1, 2018 to April 9, 2019, (2) provides for the replacement of all revolving commitments outstanding under the Prior ABL Facility with new revolving commitments in the same principal amount, (3) increases the amounts available for incremental commitments and (4) amends certain provisions related to the incurrence of debt and liens and the making of acquisitions, investments and restricted payments.

The ABL Amendment Agreement also reduces the applicable interest rate margins for LIBOR borrowings under the Prior ABL Facility from a range of 2.50% to 3.00% (depending on average daily excess availability) to a range of 2.00% to 2.50%. The applicable interest rate margins for base rate borrowings are also reduced from a range of 1.50% to 2.00% (depending on average daily excess availability) to a range from 1.00% to 1.50%.

Term Loan Amendment Agreement

Also on April 9, 2014, the Company entered into the Term Loan Amendment Agreement. The Term Loan Amendment Agreement amends and restates the Prior Term Loan Facility.

The Term Loan Amendment Agreement, among other items, (1) extends the maturity date of the Prior Term Loan Facility from June 1, 2018 to April 9, 2021, (2) provides for the replacement of all term loans outstanding under the Prior Term Loan Facility with new term loans in a principal amount of $1 billion, (3) reduces the interest rate margins applicable to the term loans, (4) increases the available capacity for incremental term loans and (5) amends certain provisions related to the incurrence of debt and liens and the making of acquisitions, investments and restricted payments.

The Term Loan Amendment Agreement also reduces the applicable margin for LIBOR borrowings under the Prior Term Loan Facility from 3.25% to 3.00% and, with respect to base rate borrowings, from 2.25% to 2.00%.

Notes due 2022

On April 9, 2014, the Company completed a private placement of the Notes due 2022. The Notes due 2022 were issued pursuant to the indenture dated as of April 9, 2014, among the Company, the Guarantors and Wells Fargo Bank, National Association, as trustee.

The Notes due 2022 bear interest at an annual rate equal to 6.375% and are senior unsecured obligations of the Company and of the Guarantors. The indenture governing the Notes due 2022 contains certain restrictive covenants that will, among other things, limit the Company’s and its restricted subsidiaries’ ability to incur, assume or guarantee additional indebtedness; pay dividends, make distributions or redeem or repurchase capital stock; restrict dividends, loans or asset transfers from its subsidiaries; sell or otherwise dispose of assets; and enter into transactions with affiliates. These covenants are subject to a number of limitations and exceptions. The indenture governing the Notes due 2022 also contains customary events of default.

Under the terms of the Notes due 2022, the Company may pay dividends pursuant to specified exceptions or, if its consolidated coverage ratio (as defined) is at least 2.0 to 1.0, it may pay dividends in an amount equal to 50% of its consolidated net income (as defined) and 100% of the net cash proceeds from the issuance of capital stock. The making of certain other restricted payments or investments by the Company or its restricted subsidiaries would reduce the amount available for the payment of dividends pursuant to the foregoing exception.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Liquidity (Continued)

Notes due 2022 (Continued)

In connection with the Notes due 2022, on April 9, 2014, the Company and the Guarantors entered into the Registration Rights Agreement with J.P. Morgan Securities LLC, on behalf of the initial purchasers of the Notes due 2022.

Pursuant to the Registration Rights Agreement, the Company and the Guarantors will (among other obligations) use commercially reasonable efforts to file with the SEC a registration statement relating to an offer to exchange the Notes due 2022 for registered notes with substantially identical terms and consummate such offer within 365 days after the issuance of the Notes due 2022. A “Registration Default” will occur if, among other things, the Company and the Guarantors fail to comply with this requirement. If a Registration Default occurs, the annual interest rate of the Notes due 2022 will be increased by 0.25% per annum and will increase by 0.25% per annum at the end of each subsequent 90-day period, but in no event will such increase exceed 1.00% per annum.

Redemption of the Notes Due 2019

On April 9, 2014, an irrevocable notice of redemption of the Notes due 2019 was delivered to the holders thereof, calling for redemption of the entire outstanding $550 million aggregate principal amount of the Notes due 2019 on the Redemption Date pursuant to the terms of the indenture governing the Notes due 2019. The Redemption Price is equal to 100% of the principal amount of the Notes due 2019 plus accrued and unpaid interest on the Notes due 2019 to but excluding the Redemption Date plus the Applicable Premium as defined in the indenture governing the Notes due 2019.

On April 9, 2014, the Company deposited funds with the trustee for the Notes due 2019, and provided the trustee with irrevocable instructions to apply the deposit to redeem the Notes due 2019 on the Redemption Date. Pursuant to these actions, the indenture governing the Notes due 2019 was satisfied and discharged in accordance with its terms. As a result, the Company and the guarantors party thereto have been released from their obligations with respect to the Notes due 2019, except with respect to those provisions of the indenture governing the Notes due 2019 that by their terms survive the satisfaction and discharge.

Interest rate swaps

In December 2011, the Company entered into two interest rate swap agreements to hedge its floating interest rate on an aggregate of $225 million of debt outstanding under the Prior Term Loan Facility. The interest rate swaps had an effective date of January 9, 2012, and will expire on January 11, 2016. The Company is required to make payments based upon a fixed interest rate of 1.8925% calculated on the notional amount of $225 million. In exchange, the Company will receive interest on $225 million at a variable interest rate that is based upon the three-month LIBOR, subject to a minimum rate of 1.5%. The Company determined these interest rate swaps continue to qualify for cash flow hedge accounting treatment at March 31, 2014. However, an amendment to the Prior Term Loan Facility completed in May 2013 reduced the LIBOR floor from 1.5% to 1.0%, therefore some partial ineffectiveness will result through the expiration of the interest rate swap agreement.

In March 2014, the Company entered into an additional interest rate swap agreement to hedge its floating interest rate on an aggregate of $400 million of debt outstanding under the Term Loan Amendment Agreement. The interest rate swap had an effective date of April 9, 2014, and will expire on April 9, 2018. The Company is required to make payments based upon a fixed interest rate of 1.867% calculated on the notional amount of $400 million. In exchange, the Company will receive interest on $400 million at a variable interest rate that is based upon the three-month LIBOR, subject to a minimum rate of 1.0%. The Company determined this interest rate swap qualifies for cash flow hedge accounting treatment at March 31, 2014.

The Company records the effective portion of the gain or loss on these derivative financial instruments in accumulated other comprehensive income (loss) as a component of stockholders equity and records the ineffective portion of the gain or loss on these derivative financial instruments as interest expense. For the three months ended March 31, 2014, the ineffectiveness related to the interest rate swaps was immaterial.

The aggregate fair value of the interest rate swaps recorded in other accrued liabilities was $2 million and $1 million at March 31, 2014 and December 31, 2013, respectively.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Liquidity (Continued)

Other financing activities

As a result of deterioration in professional liability and workers compensation underwriting results of the Company’s limited purpose insurance subsidiary in 2012, the Company made a capital contribution of $14 million during the three months ended March 31, 2013 to its limited purpose insurance subsidiary. This transaction was completed in accordance with applicable regulations and had no impact on earnings. No contribution was required to be paid during the three months ended March 31, 2014.

Capital Resources

Capital expenditures and acquisitions

Excluding acquisitions, routine capital expenditures (expenditures necessary to maintain existing facilities that generally do not increase capacity or add services) totaled $22 million in the first quarter of both 2014 and 2013. Hospital development capital expenditures (primarily new and replacement facility construction) totaled $0.5 million in the first quarter of 2014 compared to $3 million in the first quarter of 2013. Nursing center development capital expenditures (primarily the addition of transitional care services for higher acuity patients) totaled $0.2 million in the first quarter of 2014 and were immaterial in the first quarter of 2013. Excluding acquisitions, the Company anticipates that routine capital spending for 2014 should approximate $100 million to $105 million and development capital spending should approximate $20 million to $25 million. Management expects that substantially all of these expenditures will be financed through internal sources. Management believes that its capital expenditure program is adequate to improve and equip existing facilities. At March 31, 2014, the estimated cost to complete and equip construction in progress approximated $11 million.

Acquisition expenditures totaled $23 million in the first quarter of 2014, which were financed with operating cash flows and the Company’s Prior ABL Facility.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Other Information (Continued)

Effects of inflation and changing prices (Continued)

LTAC Legislation

As part of the SGR Reform Act enacted on December 26, 2013, Congress adopted various legislative changes impacting LTAC hospitals (the “LTAC Legislation”). The LTAC Legislation creates new Medicare criteria and payment rules for LTAC hospitals. Under the new criteria, LTAC hospitals treating patients with at least a three-day prior stay in an acute care hospital intensive care unit and patients on prolonged mechanical ventilation admitted from an acute care hospital will continue to receive payment under the Long-Term Acute Care Prospective Payment System (“LTAC PPS”), a prospective payment system specifically for LTAC hospitals. Other patients will continue to have access to LTAC care, whether they are admitted to LTAC hospitals from acute care hospitals or directly from other settings or the community. LTAC hospitals will be paid at a “site-neutral” rate for these patients, based on the lesser of per diem Medicare rates paid for patients with the same diagnoses under the prospective payment system for general short-term acute care hospitals (“IPPS”) or LTAC costs.

The effective date of the new patient criteria is October 1, 2015, followed by a two-year phase-in period tied to each LTAC hospital’s cost reporting period. During the phase-in period, payment for patients receiving the site neutral rate will be based 50% on the current LTAC PPS and 50% on the new site neutral rate. Approximately 70% of the Company’s TC hospitals have a cost reporting period starting on or after July 1 of each year. Accordingly, the phase-in will not begin for most of the Company’s hospitals until after July 1, 2016 and full implementation of the new criteria will not begin until after July 1, 2018.

The Company continues to analyze Medicare and internal data to estimate the number of its cases that will continue to be paid under the LTAC PPS rate. At this time, the Company estimates that approximately 40% of its current LTAC patients will be paid at the site neutral rate under the new criteria once it is fully phased-in. The site-neutral payment rates will be based on LTAC costs or a Medicare per diem rate paid for patients with the same diagnoses under IPPS. There can be no assurance that these site neutral payments will not be materially less than the payments currently provided under LTAC PPS.

The additional patient criteria imposed by the LTAC Legislation will reduce the population of patients eligible for LTAC PPS and change the basis upon which the Company is paid for other patients. These changes could have a material adverse effect on the Company’s business, financial position, results of operations and liquidity.

CMS has regulations governing payments to a LTAC hospital that is co-located with another hospital (a “HIH”). The rules generally limit Medicare payments to the HIH if the Medicare admissions to the HIH from its co-located hospital exceed 25% of the total Medicare discharges for the HIH’s cost reporting period, known as the “25 Percent Rule.” There are limited exceptions for admissions from rural, urban single or a hospital that generates more than 25% of the Medicare discharges in a metropolitan statistical area (“MSA Dominant hospital”). Admissions that exceed this “25 Percent Rule” are paid using IPPS. Patients transferred after they have reached the short-term acute care outlier payment status are not counted toward the admission threshold. Patients admitted prior to meeting the admission threshold, as well as Medicare patients admitted from a non co-located hospital, are eligible for the full payment under LTAC PPS. If the HIH’s admissions from the co-located hospital exceed the limit in a cost reporting period, Medicare will pay the lesser of: (1) the amount payable under LTAC PPS; or (2) the amount payable under IPPS, which will likely reduce the Company’s revenues for such admissions. At March 31, 2014, the Company operated 21 HIHs with 804 licensed beds.

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

LTAC Legislation (Continued)

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

Beginning in 2020, the LTAC Legislation requires that at least 50% of a hospital’s patients must be paid under the new LTAC payment system to maintain Medicare certification as a LTAC hospital. Under the new criteria, LTAC hospitals treating patients with at least a three-day prior stay in an acute care hospital intensive care unit and patients on prolonged mechanical ventilation admitted from an acute care hospital will continue to receive payment under LTAC PPS.

The failure of one or more of the Company’s TC hospitals to maintain its Medicare certification as a LTAC hospital could have a material adverse effect on the Company’s business, financial position, results of operations and liquidity.

The LTAC Legislation also will impose a new moratorium continuing through September 30, 2017 on the establishment and classification of new LTAC hospitals, LTAC satellite facilities and LTAC beds in existing LTAC hospitals or satellite hospitals. This moratorium will limit the Company’s ability to increase LTAC bed capacity, expand into new areas or increase bed capacity in existing markets that it serves. The Protecting Access to Medicare Act of 2014 enacted on April 1, 2014 (“PAMA”) moved the start date of this moratorium from January 1, 2015 to April 1, 2014 and provided three possible exceptions for any LTAC hospital or satellite facility that as of April 1, 2014: (1) began its qualifying period for payment as a LTAC hospital; (2) has a binding written contract with an outside, unrelated party for the development of a LTAC hospital or satellite facility and has expended at least 10% of the estimated cost of the project or if less, $2.5 million; or (3) has obtained an approved certificate of need.

The Budget Control Act of 2011 and the Taxpayer Relief Act

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

The SGR Reform Act subsequently modified the Budget Control Act of 2011 and the Taxpayer Relief Act by (1) extending the Medicare Part B outpatient therapy cap exception process to March 31, 2014; and (2) suspending until March 31, 2014 the SGR reduction applicable to the MPFS for certain services provided under Medicare Part B. PAMA further extended the Medicare Part B outpatient therapy cap exception process and suspended the SGR reduction applicable to the MPFS for certain services provided under Medicare Part B to March 31, 2015.

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

For additional information regarding Medicare and Medicaid reimbursement and other government regulations impacting the Company, see the Company’s Annual Report on Form 10-K for 2013 as filed with the SEC.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Other Information (Continued)

Effects of inflation and changing prices (Continued)

Hospital division

LTAC PPS maintains LTAC hospitals as a distinct provider type, separate from short-term acute care hospitals. Only providers certified as LTAC hospitals may be paid under this system. As of March 31, 2014, 99 of the Company’s TC hospitals are certified as LTAC hospitals (with certification pending for one TC hospital).

On April 30, 2014, CMS issued proposed regulations regarding Medicare reimbursement for LTAC hospitals for the federal fiscal year beginning October 1, 2014. Included in the proposed regulations are: (1) a market basket increase to the standard federal payment rate of 2.7%; (2) offsets to the standard federal payment rate mandated by the ACA of: (a) 0.4% to account for the effect of a productivity adjustment, and (b) 0.2% as required by statute; (3) a wage level budget neutrality factor of 1.0002034 applied to the adjusted standard federal payment rate; (4) adjustments to area wage indexes; and (5) an increase in the high cost outlier threshold per discharge to $15,730. In addition, the proposed regulations also would implement the third year of a three-year phase-in of a 3.75% budget neutrality adjustment which would reduce LTAC hospital rates by 1.3% in 2015. CMS has projected the impact of these changes will increase LTAC hospital rates by 0.8% in 2014. In addition, CMS has proposed a change in the interrupted stay policy that has been in effect since 2002. Currently, readmissions from short-term acute care hospitals, IRFs and nursing centers occurring within nine, 27, or 45 days respectively, of the initial discharge from a TC hospital are subject to having those stays bundled for payment purposes. CMS has proposed to adopt a uniform 30 day threshold in determining the bundling of stays for all provider types, effective October 1, 2014.

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

On August 1, 2012, CMS issued the 2012 CMS Rules, which, among other things, reduced Medicare reimbursement to the Company’s TC hospitals in 2013 and beyond by imposing a budget neutrality adjustment and modifying the short-stay outlier rules. Included in the 2012 CMS Rules are: (1) a market basket increase to the standard federal payment rate of 2.6%; (2) offsets to the standard federal payment rate mandated by the ACA of: (a) 0.7% to account for the effect of a productivity adjustment, and (b) 0.1% as required by statute; (3) a wage level budget neutrality factor of 0.999265 applied to the adjusted standard federal payment rate; (4) adjustments to area wage indexes; and (5) a decrease in the high cost outlier threshold per discharge to $15,408. Effective December 29, 2012, the 2012 CMS Rules (1) began a three-year phase-in of a 3.75% budget neutrality adjustment which will reduce LTAC hospital rates by 1.3% in 2013, 2014 and 2015; and (2) restored a payment reduction that will limit payments for very short-stay outliers that will reduce the Company’s TC hospital payments by approximately 0.5%.

The ACA requires a quality reporting system for LTAC hospitals beginning in federal fiscal year 2014 under which any market basket update would be reduced by 2% for any LTAC hospital that does not meet the quality reporting standards. CMS has issued final regulations that require LTAC hospitals to report quality measures related to, among other items, catheter-associated urinary tract infections, central line associated blood stream infections, new or worsening pressure ulcers, unplanned readmissions and falls with major injury.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Other Information (Continued)

Effects of inflation and changing prices (Continued)

Hospital division (Continued)

On May 1, 2014, CMS issued proposed regulations regarding Medicare reimbursement for IRFs for the fiscal year beginning October 1, 2014. Included in these proposed regulations are: (1) a market basket increase to the standard payment conversion factor of 2.7%; (2) offsets to the standard payment conversion factor mandated by the ACA of: (a) 0.4% to account for the effect of a productivity adjustment, and (b) 0.2% as required by statute; (3) adjustments to area wage indexes; and (4) a decrease in the high cost outlier threshold per discharge to $9,149. CMS has projected the impact of these changes will result in a 2.2% increase to average Medicare payments to IRFs.

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

Nursing center division

On May 1, 2014, CMS issued proposed regulations updating Medicare payment rates for nursing centers effective October 1, 2014. These proposed regulations implement a net market basket increase of 2.0% consisting of: (1) a 2.4% market basket inflation increase, less (2) a 0.4% adjustment to account for the effect of a productivity adjustment.

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

On April 1, 2014, PAMA was enacted, which directed CMS to create a value-based purchasing initiative applicable to nursing centers beginning October 1, 2018. The initiative will focus on a preventable hospital readmission measure to be provided on or before October 1, 2015 and corresponding preventable hospital readmission rates to be provided on or before October 1, 2016. Nursing centers will be ranked according to performance on this preventable hospital readmission rate, with corresponding incentive payments based upon such ranking. CMS will also reduce the Medicare per diem rate by 2% beginning October 1, 2018 in connection with the launch of this initiative.

In February 2012, the Middle Class Tax Relief Act of 2012 was enacted, which provides that certain Medicare Part B therapy services exceeding a threshold of $3,700 would be subject to a pre-payment manual medical review process effective October 1, 2012. The review process for these services was scheduled to expire on December 31, 2012 but was extended through December 31, 2013 under the Taxpayer Relief Act. The SGR Reform Act extended the therapy cap exception process to March 31, 2014, which was later extended to March 31, 2015 by PAMA. This review process has had an adverse effect on the provision and billing of services for patients and could negatively impact therapist productivity.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Other Information (Continued)

Effects of inflation and changing prices (Continued)

Nursing center division (Continued)

In February 2012, Congress passed the Job Creation Act which provides for reductions in reimbursement of Medicare bad debts for nursing centers. The Job Creation Act provides for a phase-in of the reduction in the rate of reimbursement for bad debts of patients that are dually eligible for Medicare and Medicaid. The rate of reimbursement for bad debts for these dually eligible patients were reduced from 88% to 76% for cost reporting periods beginning on or after October 1, 2013 and will be reduced to 65% for cost reporting periods beginning on or after October 1, 2014. The rate of reimbursement for bad debts for patients not dually eligible for both Medicare and Medicaid was reduced from 70% to 65%, effective for cost reporting periods beginning on or after October 1, 2012. Approximately 80% of the Company’s Medicare bad debt reimbursements are associated with patients that are dually eligible.

Rehabilitation division

Medicare Part B provides reimbursement for certain physician services, limited drug coverage and other outpatient services, such as therapy and other services, outside of a Medicare Part A covered patient stay. Payment for these services is determined according to the MPFS. Annually since 1997, the MPFS has been subject to the SGR, which is intended to keep spending growth in line with allowable spending. Each year since the SGR was enacted, this adjustment produced a scheduled negative update to payment for physicians, therapists and other healthcare providers paid under the MPFS. Annually, since 2002, Congress has stepped in with the so-called “doc fix” legislation to suspend payment cuts to physicians. Subsequent legislation annually suspended the payment cut with PAMA most recently suspending the payment cut until March 31, 2015.

Effective January 1, 2011, reimbursement rates for Medicare Part B therapy services included in the MPFS were reduced by 25% of the practice expense component for subsequent procedures when multiple therapy services are provided on the same day. Effective April 1, 2013, the Taxpayer Relief Act further reduced the practice expense component of Medicare payments for subsequent procedures when multiple therapy services are provided on the same day by an additional 25%. The Company believes that the rules related to multiple therapy services have reduced its revenues by $25 million to $30 million on an annual basis.

In February 2012, the Middle Class Tax Relief Act of 2012 was enacted, which provides that certain Medicare Part B therapy services exceeding a threshold of $3,700 would be subject to a pre-payment manual medical review process effective October 1, 2012. The review process for these services was scheduled to expire on December 31, 2012 but was extended through December 31, 2013 under the Taxpayer Relief Act. The SGR Reform Act extended the therapy cap exception process to March 31, 2014, which was later extended to March 31, 2015 by PAMA. This review process has had an adverse effect on the provision and billing of services for patients and could negatively impact therapist efficiencies.

Care management division

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

On May 2, 2014, CMS issued proposed regulations regarding Medicare payment rates for hospice providers effective October 1, 2014. These proposed regulations implement a net market basket increase of 2.0% consisting of: (1) a 2.7% market basket inflation increase, less (2) offsets to the standard payment conversion factor mandated by the ACA of: (a) a 0.4% adjustment to account for the effect of a productivity adjustment, and (b) 0.3% as required by statute. In addition, CMS continued the phase-out of the wage index budget neutrality adjustment. CMS has projected the impact of these changes will result in a 1.3% increase in payments to hospice providers.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Other Information (Continued)

Effects of inflation and changing prices (Continued)

Care management division (Continued)

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Condensed Consolidated Statement of Operations

(Unaudited)

(In thousands, except per share amounts)

						First
	2013 Quarters					Quarter
	First	Second	Third	Fourth	Year	2014
Revenues	$1,275,659	$1,205,661	$1,188,057	$1,222,332	$4,891,709	$1,299,557
Salaries, wages and benefits	790,091	722,710	725,007	745,153	2,982,961	780,294
Supplies	85,682	81,862	80,714	79,954	328,212	83,294
Rent	77,957	78,796	78,228	82,381	317,362	82,474
Other operating expenses	235,100	232,229	266,098	249,141	982,568	253,480
Other (income) expense	(1,009)	(26)	52	(457)	(1,440)	(237)
Impairment charges	187	438	441	76,127	77,193	74
Depreciation and amortization	42,249	39,228	37,190	38,361	157,028	40,210
Interest expense	28,171	29,084	25,633	25,161	108,049	25,808
Investment income	(87)	(1,475)	(1,234)	(1,255)	(4,051)	(184)
	1,258,341	1,182,846	1,212,129	1,294,566	4,947,882	1,265,213
Income (loss) from continuing operations before income taxes	17,318	22,815	(24,072)	(72,234)	(56,173)	34,344
Provision (benefit) for income taxes	6,481	9,160	(7,217)	(20,903)	(12,479)	13,102
Income (loss) from continuing operations	10,837	13,655	(16,855)	(51,331)	(43,694)	21,242
Discontinued operations, net of income taxes:
Loss from operations	(5,339)	(976)	(24,373)	(6,566)	(37,254)	(5,757)
Loss on divestiture of operations	(2,025)	(10,852)	(65,016)	(5,994)	(83,887)	(3,006)
Loss from discontinued operations	(7,364)	(11,828)	(89,389)	(12,560)	(121,141)	(8,763)
Net income (loss)	3,473	1,827	(106,244)	(63,891)	(164,835)	12,479
Earnings attributable to noncontrolling interests	(416)	(82)	(754)	(2,405)	(3,657)	(4,459)
Income (loss) attributable to Kindred	$3,057	$1,745	$(106,998)	$(66,296)	$(168,492)	$8,020

Amounts attributable to Kindred stockholders:
Income (loss) from continuing operations	$10,421	$13,573	$(17,609)	$(53,736)	$(47,351)	$16,783
Loss from discontinued operations	(7,364)	(11,828)	(89,389)	(12,560)	(121,141)	(8,763)
Net income (loss)	$3,057	$1,745	$(106,998)	$(66,296)	$(168,492)	$8,020

Earnings (loss) per common share:
Basic:
Income (loss) from continuing operations	$0.20	$0.25	$(0.33)	$(1.03)	$(0.91)	$0.31
Discontinued operations:
Loss from operations	(0.10)	(0.02)	(0.47)	(0.13)	(0.71)	(0.10)
Loss on divestiture of operations	(0.04)	(0.20)	(1.24)	(0.11)	(1.61)	(0.06)
Loss from discontinued operations	(0.14)	(0.22)	(1.71)	(0.24)	(2.32)	(0.16)
Net income (loss)	$0.06	$0.03	$(2.04)	$(1.27)	$(3.23)	$0.15

Diluted:
Income (loss) from continuing operations	$0.20	$0.25	$(0.33)	$(1.03)	$(0.91)	$0.31
Discontinued operations:
Loss from operations	(0.10)	(0.02)	(0.47)	(0.13)	(0.71)	(0.10)
Loss on divestiture of operations	(0.04)	(0.20)	(1.24)	(0.11)	(1.61)	(0.06)
Loss from discontinued operations	(0.14)	(0.22)	(1.71)	(0.24)	(2.32)	(0.16)
Net income (loss)	$0.06	$0.03	$(2.04)	$(1.27)	$(3.23)	$0.15

Shares used in computing earnings (loss) per common share:
Basic	52,062	52,265	52,323	52,344	52,249	52,641
Diluted	52,083	52,284	52,323	52,344	52,249	52,711

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Operating Data

(Unaudited)

(In thousands)

						First
	2013 Quarters					Quarter
	First	Second	Third	Fourth	Year	2014
Revenues:
Hospital division	$671,206	$618,598	$604,169	$616,721	$2,510,694	$657,453
Nursing center division	275,141	269,501	270,210	274,908	1,089,760	281,572
Rehabilitation division:
Skilled nursing rehabilitation services	257,884	248,710	244,384	242,376	993,354	253,285
Hospital rehabilitation services	74,523	69,777	68,296	74,017	286,613	73,964
	332,407	318,487	312,680	316,393	1,279,967	327,249
Care management division	51,621	53,039	53,801	66,466	224,927	87,704
	1,330,375	1,259,625	1,240,860	1,274,488	5,105,348	1,353,978
Eliminations:
Skilled nursing rehabilitation services	(29,303)	(29,257)	(28,698)	(28,728)	(115,986)	(30,070)
Hospital rehabilitation services	(24,200)	(23,706)	(22,944)	(22,553)	(93,403)	(23,689)
Nursing centers	(1,213)	(1,001)	(1,161)	(875)	(4,250)	(662)
	(54,716)	(53,964)	(52,803)	(52,156)	(213,639)	(54,421)
	$1,275,659	$1,205,661	$1,188,057	$1,222,332	$4,891,709	$1,299,557

Income (loss) from continuing operations:
Operating income (loss):
Hospital division	$149,698	$131,676	$113,147	$127,898	$522,419	$146,895
Nursing center division	29,844	36,678	32,146	36,694	135,362	39,095
Rehabilitation division:
Skilled nursing rehabilitation services	12,373	20,686	(8,155)	13,356	38,260	17,358
Hospital rehabilitation services	18,132	19,573	18,215	18,005	73,925	19,820
	30,505	40,259	10,060	31,361	112,185	37,178
Care management division	2,786	3,961	1,085	2,131	9,963	4,697
Corporate:
Overhead	(45,585)	(43,196)	(39,157)	(48,557)	(176,495)	(44,050)
Insurance subsidiary	(509)	(384)	(482)	(539)	(1,914)	(406)
	(46,094)	(43,580)	(39,639)	(49,096)	(178,409)	(44,456)
Impairment charges	(187)	(438)	(441)	(76,127)	(77,193)	(74)
Transaction costs	(944)	(108)	(613)	(447)	(2,112)	(683)
Operating income	165,608	168,448	115,745	72,414	522,215	182,652
Rent	(77,957)	(78,796)	(78,228)	(82,381)	(317,362)	(82,474)
Depreciation and amortization	(42,249)	(39,228)	(37,190)	(38,361)	(157,028)	(40,210)
Interest, net	(28,084)	(27,609)	(24,399)	(23,906)	(103,998)	(25,624)
Income (loss) from continuing operations before income taxes	17,318	22,815	(24,072)	(72,234)	(56,173)	34,344
Provision (benefit) for income taxes	6,481	9,160	(7,217)	(20,903)	(12,479)	13,102
	$10,837	$13,655	$(16,855)	$(51,331)	$(43,694)	$21,242

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Operating Data (Continued)

(Unaudited)

(In thousands)

	2013 Quarters					First Quarter
	First	Second	Third	Fourth	Year	2014
Rent:
Hospital division	$50,609	$51,272	$50,805	$53,653	$206,339	$54,233
Nursing center division	24,287	24,525	24,533	25,461	98,806	24,280
Rehabilitation division:
Skilled nursing rehabilitation services	1,235	1,197	1,123	1,171	4,726	1,089
Hospital rehabilitation services	17	19	19	51	106	51
	1,252	1,216	1,142	1,222	4,832	1,140
Care management division	1,186	1,155	1,193	1,567	5,101	2,256
Corporate	623	628	555	478	2,284	565
	$77,957	$78,796	$78,228	$82,381	$317,362	$82,474
Depreciation and amortization:
Hospital division	$20,168	$17,979	$17,201	$17,030	$72,378	$17,453
Nursing center division	7,546	7,034	6,711	7,213	28,504	7,947
Rehabilitation division:
Skilled nursing rehabilitation services	3,112	2,878	2,461	2,559	11,010	2,695
Hospital rehabilitation services	2,331	2,319	2,281	2,498	9,429	2,564
	5,443	5,197	4,742	5,057	20,439	5,259
Care management division	1,526	1,615	1,638	1,829	6,608	2,125
Corporate	7,566	7,403	6,898	7,232	29,099	7,426
	$42,249	$39,228	$37,190	$38,361	$157,028	$40,210
Capital expenditures, excluding acquisitions (including discontinued operations):
Hospital division:
Routine	$10,271	$5,593	$6,421	$6,286	$28,571	$8,402
Development	2,388	5,079	3,235	1,115	11,817	511
	12,659	10,672	9,656	7,401	40,388	8,913
Nursing center division:
Routine	5,819	4,259	5,584	7,361	23,023	5,055
Development	–	7	–	–	7	240
	5,819	4,266	5,584	7,361	23,030	5,295
Rehabilitation division:
Skilled nursing rehabilitation services:
Routine	605	464	860	679	2,608	849
Development	–	–	–	–	–	–
	605	464	860	679	2,608	849
Hospital rehabilitation services:
Routine	32	45	31	165	273	56
Development	–	–	–	–	–	–
	32	45	31	165	273	56
Care management division:
Routine	195	339	522	467	1,523	308
Development	–	–	–	–	–	–
	195	339	522	467	1,523	308
Corporate:
Routine:
Information systems	5,289	6,436	7,298	21,733	40,756	6,906
Other	159	294	2,436	1,265	4,154	101
	$24,758	$22,516	$26,387	$39,071	$112,732	$22,428

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Condensed Consolidating Statement of Operations

(Unaudited)

(In thousands)

	First Quarter 2014
			Rehabilitation division						Transaction- related costs
	Hospital division	Nursing center division	Skilled nursing services	Hospital services	Total	Care management division	Corporate				Eliminations		Consolidated
Revenues	$657,453	$281,572	$253,285	$73,964	$327,249	$87,704	$	−	$	−		$(54,421)	$1,299,557

Salaries, wages and benefits	279,782	129,290	224,607	49,999	274,606	68,689		27,838		339		(250)	780,294
Supplies	68,282	10,961	736	35	771	3,099		181		−		−	83,294
Rent	54,233	24,280	1,089	51	1,140	2,256		565		−		−	82,474
Other operating expenses	162,527	102,430	10,589	4,105	14,694	11,219		16,437		344		(54,171)	253,480
Other (income) expense	(33)	(204)	(5)	5	−	−		−		−		−	(237)
Impairment charges	−	74	−	−	−	−		−		−		−	74
Depreciation and amortization	17,453	7,947	2,695	2,564	5,259	2,125		7,426		−		−	40,210
Interest expense	185	14	58	−	58	10		25,541		−		−	25,808
Investment income	(3)	(11)	(59)	−	(59)	−		(111)		−		−	(184)
	582,426	274,781	239,710	56,759	296,469	87,398		77,877		683		(54,421)	1,265,213
Income from continuing operations before income taxes	$75,027	$6,791	$13,575	$17,205	$30,780	$306		$(77,877)		$(683)	$	−	34,344
Provision for income taxes													13,102
Income from continuing operations													$21,242
Capital expenditures, excluding acquisitions (including discontinued operations):
Routine	$8,402	$5,055	$849	$56	$905	$308		$7,007	$	−	$	−	$21,677
Development	511	240	−	−	−	−		−		−		−	751
	$8,913	$5,295	$849	$56	$905	$308		$7,007	$	−	$	−	$22,428

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Condensed Consolidating Statement of Operations (Continued)

(Unaudited)

(In thousands)

	First Quarter 2013
			Rehabilitation division						Transaction- related costs
	Hospital division (a)	Nursing center division (a)	Skilled nursing services (a)	Hospital services (a)	Total	Care management division (a)	Corporate (a)				Eliminations		Consolidated
Revenues	$671,206	$275,141	$257,884	$74,523	$332,407	$51,621	$	−	$	−		$(54,716)	$1,275,659

Salaries, wages and benefits	295,761	137,305	234,844	52,420	287,264	40,314		29,688		−		(241)	790,091
Supplies	69,449	12,947	811	32	843	2,238		205		−		−	85,682
Rent	50,609	24,287	1,235	17	1,252	1,186		623		−		−	77,957
Other operating expenses	156,403	95,446	9,856	3,919	13,775	6,283		16,724		944		(54,475)	235,100
Other (income) expense	(105)	(401)	−	20	20	−		(523)		−		−	(1,009)
Impairment charges	176	11	−	−	−	−		−		−		−	187
Depreciation and amortization	20,168	7,546	3,112	2,331	5,443	1,526		7,566		−		−	42,249
Interest expense	182	17	96	−	96	−		27,876		−		−	28,171
Investment income	(5)	(9)	(28)	−	(28)	−		(45)		−		−	(87)
	592,638	277,149	249,926	58,739	308,665	51,547		82,114		944		(54,716)	1,258,341
Income (loss) from continuing operations before income taxes	$78,568	$(2,008)	$7,958	$15,784	$23,742	$74		$(82,114)		$(944)	$	−	17,318
Provision for income taxes													6,481
Income from continuing operations													$10,837
Capital expenditures, excluding acquisitions (including discontinued operations):
Routine	$10,271	$5,819	$605	$32	$637	$195		$5,448	$	−	$	−	$22,370
Development	2,388	−	−	−	−	−		−		−		−	2,388
	$12,659	$5,819	$605	$32	$637	$195		$5,448	$	−	$	−	$24,758

(a)

Includes one-time bonus costs of $20.1 million (hospital division - $8.0 million, nursing center division - $4.7 million, rehabilitation division - $6.3 million (skilled nursing rehabilitation services - $5.0 million and hospital rehabilitation services - $1.3 million), care management division - $0.8 million and corporate - $0.3 million).

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Operating Data

(Unaudited)

	2013 Quarters					First Quarter
	First	Second	Third	Fourth	Year	2014
Hospital division data:
End of period data:
Number of hospitals:
Transitional care	100	100	100	100		100
Inpatient rehabilitation	5	5	5	5		5
	105	105	105	105		105
Number of licensed beds:
Transitional care	7,238	7,238	7,252	7,284		7,324
Inpatient rehabilitation	215	215	215	215		215
	7,453	7,453	7,467	7,499		7,539
Revenue mix %:
Medicare	63	61	59	59	61	61
Medicaid	5	6	7	6	6	6
Medicare Advantage	10	11	11	12	11	11
Commercial insurance and other	22	22	23	23	22	22
Admissions:
Medicare	10,541	9,652	9,197	9,467	38,857	10,044
Medicaid	685	744	788	712	2,929	835
Medicare Advantage	1,543	1,512	1,446	1,472	5,973	1,542
Commercial insurance and other	2,203	2,106	2,132	2,113	8,554	2,459
	14,972	14,014	13,563	13,764	56,313	14,880
Admissions mix %:
Medicare	70	69	68	69	69	67
Medicaid	5	5	6	5	5	6
Medicare Advantage	10	11	10	11	11	10
Commercial insurance and other	15	15	16	15	15	17
Patient days:
Medicare	258,870	239,574	228,589	231,462	958,495	244,814
Medicaid	28,776	30,447	31,569	29,799	120,591	32,909
Medicare Advantage	43,805	44,122	42,616	44,381	174,924	45,651
Commercial insurance and other	72,926	66,197	68,410	66,257	273,790	74,493
	404,377	380,340	371,184	371,899	1,527,800	397,867
Average length of stay:
Medicare	24.6	24.8	24.9	24.4	24.7	24.4
Medicaid	42.0	40.9	40.1	41.9	41.2	39.4
Medicare Advantage	28.4	29.2	29.5	30.2	29.3	29.6
Commercial insurance and other	33.1	31.4	32.1	31.4	32.0	30.3
Weighted average	27.0	27.1	27.4	27.0	27.1	26.7
Revenues per admission:
Medicare	$40,020	$38,957	$39,039	$38,729	$39,209	$39,528
Medicaid	51,441	48,142	51,890	52,599	51,005	50,215
Medicare Advantage	44,576	45,647	46,537	48,899	46,387	47,639
Commercial insurance and other	65,971	65,408	64,232	66,561	65,545	58,987
Weighted average	44,831	44,141	44,545	44,807	44,585	44,184
Revenues per patient day:
Medicare	$1,630	$1,570	$1,571	$1,584	$1,590	$1,622
Medicaid	1,225	1,176	1,295	1,257	1,239	1,274
Medicare Advantage	1,570	1,564	1,579	1,622	1,584	1,609
Commercial insurance and other	1,993	2,081	2,002	2,123	2,048	1,947
Weighted average	1,660	1,626	1,628	1,658	1,643	1,652
Medicare case mix index (discharged patients only)	1.18	1.18	1.16	1.15	1.17	1.17
Average daily census	4,493	4,180	4,035	4,042	4,186	4,421
Occupancy %	67.9	62.9	60.4	60.8	63.0	66.7
Annualized employee turnover %	22.1	21.6	21.3	21.2		20.6

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Operating Data (Continued)

(Unaudited)

	2013 Quarters					First Quarter
	First	Second	Third	Fourth	Year	2014
Nursing center division data:
End of period data:
Number of facilities:
Nursing centers:
Owned or leased	96	96	96	96		95
Managed	4	4	4	4		4
Assisted living facilities	6	6	6	6		6
	106	106	106	106		105
Number of licensed beds:
Nursing centers:
Owned or leased	12,153	12,153	12,153	12,153		12,018
Managed	485	485	485	485		485
Assisted living facilities	341	341	341	341		341
	12,979	12,979	12,979	12,979		12,844
Revenue mix %:
Medicare	35	34	33	32	34	32
Medicaid	36	37	39	40	37	40
Medicare Advantage	8	8	7	8	8	9
Private and other	21	21	21	20	21	19
Patient days (a):
Medicare	171,881	162,488	158,458	152,185	645,012	152,037
Medicaid	515,970	516,103	525,625	532,378	2,090,076	524,417
Medicare Advantage	52,460	52,064	45,865	49,319	199,708	54,821
Private and other	218,175	217,914	218,845	214,946	869,880	204,848
	958,486	948,569	948,793	948,828	3,804,676	936,123
Patient day mix % (a):
Medicare	18	17	17	16	17	16
Medicaid	54	54	55	56	55	56
Medicare Advantage	5	6	5	5	5	6
Private and other	23	23	23	23	23	22
Revenues per patient day (a):
Medicare Part A	$527	$526	$526	$540	$530	$551
Total Medicare (including Part B)	564	566	568	584	570	595
Medicaid	190	190	199	205	196	216
Medicaid (net of provider taxes) (b)	167	167	177	183	174	194
Medicare Advantage	427	430	427	437	431	442
Private and other	264	262	256	258	260	261
Weighted average	287	284	285	290	287	301
Average daily census (a)	10,650	10,424	10,313	10,313	10,424	10,401
Admissions (a)	11,044	10,305	10,045	10,048	41,442	10,424
Occupancy % (a)	83.3	81.5	80.5	80.3	81.4	81.2
Medicare average length of stay (a)	30.2	30.9	31.6	31.4	31.0	29.8
Annualized employee turnover %	41.8	44.7	44.8	42.8		38.5

(a)	Excludes managed facilities.
(b)	Provider taxes are recorded in other operating expenses for all periods presented.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Operating Data (Continued)

(Unaudited)

	2013 Quarters					First Quarter
	First	Second	Third	Fourth	Year	2014
Rehabilitation division data:
Skilled nursing rehabilitation services:
Revenue mix %:
Company-operated	11	12	12	12	12	12
Non-affiliated	89	88	88	88	88	88
Sites of service (at end of period)	1,729	1,713	1,768	1,806		1,851
Revenue per site	$149,152	$145,189	$138,227	$134,206	$566,774	$136,837
Therapist productivity %	81.1	80.4	79.8	79.5	80.2	80.0
Hospital rehabilitation services:
Revenue mix %:
Company-operated	32	34	34	30	33	32
Non-affiliated	68	66	66	70	67	68
Sites of services (at end of period):
Inpatient rehabilitation units	103	103	99	104		105
LTAC hospitals	123	123	122	121		121
Sub-acute units	8	8	7	10		10
Outpatient units	98	104	104	144		143
	332	338	332	379		379
Revenue per site	$224,466	$206,441	$205,711	$195,296	$831,914	$195,157
Annualized employee turnover %	10.4	13.2	14.0	13.7		12.5

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

The following table provides information as of March 31, 2014 about the Company’s financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted average interest rates by expected maturity date.

On April 9, 2014, the Company completed the refinancing of substantially all of its existing debt with $2.25 billion of secured and unsecured debt. The refinancing lowers borrowing costs, extends debt maturities, reduces interest rate risk, improves covenant flexibility and increases the available capacity under the Company’s ABL Amendment Agreement. See Note 13 of the notes to condensed consolidated financial statements.

Interest Rate Sensitivity

Principal (Notional) Amount by Expected Maturity

Average Interest Rate

(Dollars in thousands)

	Expected maturities								Fair value 3/31/14
	2014	2015	2016	2017	2018	Thereafter		Total
Liabilities:
Long-term debt, including amounts due within one year:
Fixed rate:
Notes due 2019	$–	$–	$–	$–	$–		$550,000	$550,000	$588,775
Other	82	116	123	10	–		–	331	327	(a)
	$82	$116	$123	$10	$–		$550,000	$550,331	$589,102
Average interest rate	6.0%	6.0%	6.0%	6.0%			8.3%
Variable rate:
Prior ABL Facility (b)	$–	$–	$–	$–	$339,000	$	−	$339,000	$339,000
Prior Term Loan Facility (c,d)	5,907	7,875	7,875	7,875	752,062		−	781,594	782,610
Other (e)	174	3,720	–	–	–		–	3,894	3,894
	$6,081	$11,595	$7,875	$7,875	$1,091,062	$	−	$1,124,488	$1,125,504

(a)	Calculated based upon the net present value of future principal and interest payments using a discount rate of 6%.
(b)

Interest on borrowings under the Company’s Prior ABL Facility was payable at a rate per annum equal to the applicable margin plus, at the Company’s option, either: (1) LIBOR determined by reference to the costs of funds for Eurodollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, or (2) a base rate determined by reference to the highest of: (a) the prime rate of JPMorgan Chase Bank, N.A., (b) the federal funds effective rate plus one-half of 1.00% and (c) LIBOR as described in subclause (1) plus 1.00%. At March 31, 2014, the applicable margin for borrowings under the Prior ABL Facility was 2.50% with respect to LIBOR borrowings and 1.50% with respect to base rate borrowings. The applicable margin was subject to adjustment each fiscal quarter, based upon average historical excess availability during the preceding quarter.

(c)

Interest on borrowings under the Prior Term Loan Facility was payable at a rate per annum equal to an applicable margin plus, at the Company’s option, either: (1) LIBOR determined by reference to the costs of funds for Eurodollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, or (2) a base rate determined by reference to the highest of: (a) the prime rate of JPMorgan Chase Bank, N.A., (b) the federal funds effective rate plus one-half of 1.00% and (c) LIBOR described in subclause (1) plus 1.00%. LIBOR is subject to an interest rate floor of 1.00%. The applicable margin for borrowings under the Prior Term Loan Facility was 3.25% with respect to LIBOR borrowings and 2.25% with respect to base rate borrowings. The expected maturities for the Prior Term Loan Facility excluded the original issue discount of approximately $6 million.

(d)

In December 2011, the Company entered into two interest rate swap agreements to hedge its floating interest rate on an aggregate of $225 million of debt outstanding on the Prior Term Loan Facility. The interest rate swaps had an effective date of January 9, 2012, and expire on January 11, 2016. The Company is required to make payments based upon a fixed interest rate of 1.8925% calculated on the notional amount of $225 million. In exchange, the Company will receive interest on $225 million at a variable interest rate that is based upon the three-month LIBOR, subject to a minimum rate of 1.5%. In March 2014, the Company entered into an additional interest rate swap agreement to hedge its floating interest rate on an aggregate of $400 million of debt outstanding under the Term Loan Amendment Agreement. The interest rate swap had an effective date of April 9, 2014, and will expire on April 9, 2018. The Company is required to make payments based upon a fixed interest rate of 1.867% calculated on the notional amount of $400 million. In exchange, the Company will receive interest on $400 million at a variable interest rate that is based upon the three-month LIBOR, subject to a minimum rate of 1.0%.

(e)	Interest based upon LIBOR plus 4%.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures and Changes in Internal Control Over Financial Reporting

The Company has carried out an evaluation under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2014, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports that the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

There has been no change in the Company’s internal control over financial reporting during the Company’s quarter ended March 31, 2014, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Whistleblower lawsuits

The Company’s subsidiary, RehabCare, and two other unrelated therapy services providers, were defendants in a whistleblower lawsuit styled United States ex rel. Health Dimensions Rehabilitation, Inc. v. RehabCare Group, Inc., et al. in the federal district court for the Eastern District of Missouri, which settled in January 2014. This action was filed under seal in federal district court for the District of Minnesota on July 11, 2007 and transferred to federal district court for the Eastern District of Missouri in May 2012.

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

Class action lawsuit

On January 6, 2014, a purported class action complaint was filed in the federal district court for the Southern District of Florida against the Company and one of its subsidiaries.  The lawsuit, styled Pines Nursing Home, et al. v. Polaris and RehabCare Group, Inc., et al. alleges that one of the Company’s subsidiaries sent “junk” faxes in violation of the Telephone Consumer Protection Act of 1991 and the Junk Fax Prevention Act of 2005. The complaint seeks damages, statutory fines and penalties, attorneys’ fees and an injunction prohibiting such conduct in the future. The Company disputes the allegations in the complaint and will defend this lawsuit vigorously.

PART II.  OTHER INFORMATION (Continued)

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total number of shares (or units) purchased (a)	Average price paid per share (or unit) (b)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
Month #1 (January 1 – January 31)	51,438	$20.67	–	$–
Month #2 (February 1 – February 28)	102,822	19.55	–	–
Month #3 (March 1 – March 31)	139,475	22.60	–	–
Total	293,735	$21.20	–	$–

(a)

These amounts represent shares of the Company’s common stock, par value $0.25 per share, (1) withheld to offset tax withholding obligations that occurred upon the vesting and release of service-based and performance-based restricted share awards previously granted under the Company’s stock-based compensation plans for its employees (the “Withheld Shares”), and (2) tendered to pay the exercise price and tax withholding obligations on stock options previously granted under the Company’s equity plans for its employees (the “Tendered Shares”). The total tax withholding obligation is calculated by dividing the closing price of the Company’s common stock on the New York Stock Exchange (“NYSE”) on the applicable vesting date to determine the total number of Withheld Shares required to satisfy such withholding obligation. The option exercise payment was divided by the closing price of the Company’s common stock on the NYSE on the day prior to the date the option was exercised to determine the total number of Tendered Shares required to satisfy such option exercise payment.

(b)

The average price per share for each period was calculated by dividing the sum of the aggregate value of the Withheld Shares and Tendered Shares by the total number of Withheld Shares and Tendered Shares.

PART II.  OTHER INFORMATION (Continued)

Item 6. Exhibits

10.1	Employment Agreement dated as of February 3, 2014 by and between Kindred Healthcare Operating, Inc. and Stephen D. Farber.
10.2	Change-in-Control Severance Agreement dated as of February 3, 2014 by and between Kindred Healthcare Operating, Inc. and Stephen D. Farber.
31	Rule 13a-14(a)/15d-14(a) Certifications.
32	Section 1350 Certifications.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KINDRED HEALTHCARE, INC.
Date: May 9, 2014	/S/ Paul J. Diaz
Paul J. Diaz
Chief Executive Officer
Date: May 9, 2014	/S/ Stephen D. Farber
Stephen D. Farber
Executive Vice President, Chief Financial Officer