Form 10-Q
period 2014-06-30
KINDRED HEALTHCARE, INC
filed 2014-08-11
CIK 1060009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at July 31, 2014
Common stock, $0.25 par value	64,632,257 shares

1 of 84

KINDRED HEALTHCARE, INC.

FORM 10-Q

INDEX

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited):
	Condensed Consolidated Statement of Operations – for the three months ended June 30, 2014 and 2013 and for the six months ended June 30, 2014 and 2013	3
	Condensed Consolidated Statement of Comprehensive Income (Loss) – for the three months ended June 30, 2014 and 2013 and for the six months ended June 30, 2014 and 2013	4
	Condensed Consolidated Balance Sheet – June 30, 2014 and December 31, 2013	5
	Condensed Consolidated Statement of Cash Flows – for the three months ended June 30, 2014 and 2013 and for the six months ended June 30, 2014 and 2013	6
	Notes to Condensed Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	41
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	77
Item 4.	Controls and Procedures	78
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	79
Item 1A.	Risk Factors	79
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	82
Item 6.	Exhibits	83

KINDRED HEALTHCARE, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Revenues	$1,275,964	$1,191,030	$2,562,706	$2,450,464
Salaries, wages and benefits	770,321	715,619	1,544,133	1,497,484
Supplies	80,794	80,603	162,782	164,749
Rent	80,209	77,324	161,257	153,843
Other operating expenses	261,418	227,981	511,022	458,656
Other income	(154)	(26)	(388)	(1,035)
Impairment charges	−	438	−	625
Depreciation and amortization	39,442	38,554	78,779	80,152
Interest expense	80,530	29,074	106,329	57,233
Investment income	(2,449)	(1,474)	(2,632)	(1,559)
	1,310,111	1,168,093	2,561,282	2,410,148
Income (loss) from continuing operations before income taxes	(34,147)	22,937	1,424	40,316
Provision (benefit) for income taxes	(13,082)	9,208	503	15,713
Income (loss) from continuing operations	(21,065)	13,729	921	24,603
Discontinued operations, net of income taxes:
Loss from operations	(8,153)	(1,050)	(14,654)	(6,426)
Loss on divestiture of operations	(2,018)	(10,852)	(5,024)	(12,877)
Loss from discontinued operations	(10,171)	(11,902)	(19,678)	(19,303)
Net income (loss)	(31,236)	1,827	(18,757)	5,300
(Earnings) loss attributable to noncontrolling interests:
Continuing operations	(4,828)	(116)	(9,357)	(583)
Discontinued operations	253	34	323	85
	(4,575)	(82)	(9,034)	(498)
Income (loss) attributable to Kindred	$(35,811)	$1,745	$(27,791)	$4,802
Amounts attributable to Kindred stockholders:
Income (loss) from continuing operations	$(25,893)	$13,613	$(8,436)	$24,020
Loss from discontinued operations	(9,918)	(11,868)	(19,355)	(19,218)
Net income (loss)	$(35,811)	$1,745	$(27,791)	$4,802
Earnings (loss) per common share:
Basic:
Income (loss) from continuing operations	$(0.48)	$0.25	$(0.16)	$0.45
Discontinued operations:
Loss from operations	(0.15)	(0.02)	(0.27)	(0.12)
Loss on divestiture of operations	(0.04)	(0.20)	(0.09)	(0.24)
Loss from discontinued operations	(0.19)	(0.22)	(0.36)	(0.36)
Net income (loss)	$(0.67)	$0.03	$(0.52)	$0.09
Diluted:
Income (loss) from continuing operations	$(0.48)	$0.25	$(0.16)	$0.45
Discontinued operations:
Loss from operations	(0.15)	(0.02)	(0.27)	(0.12)
Loss on divestiture of operations	(0.04)	(0.20)	(0.09)	(0.24)
Loss from discontinued operations	(0.19)	(0.22)	(0.36)	(0.36)
Net income (loss)	$(0.67)	$0.03	$(0.52)	$0.09
Shares used in computing earnings (loss) per common share:
Basic	53,714	52,265	53,180	52,164
Diluted	53,714	52,284	53,180	52,184
Cash dividends declared and paid per common share	$0.12	$–	$0.24	$–

See accompanying notes.

KINDRED HEALTHCARE, INC.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Net income (loss)	$(31,236)	$1,827	$(18,757)	$5,300
Other comprehensive income (loss):
Available-for-sale securities (Note 9):
Change in unrealized investment gains	347	15	484	1,628
Reclassification of gains realized in net income (loss)	(2,095)	(1,228)	(2,103)	(1,109)
Net change	(1,748)	(1,213)	(1,619)	519
Interest rate swaps (Note 1):
Change in unrealized gains (losses)	(1,966)	472	(3,046)	1,316
Reclassification of ineffectiveness realized in net income (loss)	52	(276)	84	(276)
Reclassification of (gains) losses realized in net income (loss), net of payments	802	3	797	(2)
Net change	(1,112)	199	(2,165)	1,038
Income tax expense (benefit) related to items of other comprehensive income (loss)	1,358	239	1,737	(698)
Other comprehensive income (loss)	(1,502)	(775)	(2,047)	859
Comprehensive income (loss)	(32,738)	1,052	(20,804)	6,159
Earnings attributable to noncontrolling interests	(4,575)	(82)	(9,034)	(498)
Comprehensive income (loss) attributable to Kindred	$(37,313)	$970	$(29,838)	$5,661

See accompanying notes.

KINDRED HEALTHCARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

(In thousands, except per share amounts)

	June 30,	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$45,416	$35,972
Cash – restricted	3,490	3,713
Insurance subsidiary investments	93,527	96,295
Accounts receivable less allowance for loss of $50,827 – June 30, 2014 and $41,025 – December 31, 2013	1,006,963	916,529
Inventories	25,660	25,780
Deferred tax assets	39,658	37,920
Income taxes	50,812	36,846
Other	38,651	43,673
	1,304,177	1,196,728
Property and equipment	1,942,214	1,906,366
Accumulated depreciation	(1,024,411)	(979,791)
	917,803	926,575
Goodwill	994,854	992,102
Intangible assets less accumulated amortization of $62,578 – June 30, 2014 and $52,211 – December 31, 2013	411,260	423,303
Assets held for sale	8,435	20,978
Insurance subsidiary investments	160,565	149,094
Deferred tax assets	−	17,043
Other	235,716	220,046
Total assets	$4,032,810	$3,945,869
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$162,040	$181,772
Salaries, wages and other compensation	346,318	361,192
Due to third party payors	18,413	33,747
Professional liability risks	69,657	60,993
Other accrued liabilities	135,420	146,495
Long-term debt due within one year	10,233	8,222
	742,081	792,421
Long-term debt	1,530,340	1,579,391
Professional liability risks	243,536	246,230
Deferred tax liabilities	5,286	−
Deferred credits and other liabilities	215,855	206,611
Commitments and contingencies (Note 11)
Equity:
Stockholders’ equity:
Common stock, $0.25 par value; authorized 175,000 shares; issued 63,784 shares – June 30, 2014 and 54,165 shares – December 31, 2013	15,946	13,541
Capital in excess of par value	1,346,561	1,146,193
Accumulated other comprehensive loss	(2,299)	(252)
Accumulated deficit	(107,327)	(76,825)
	1,252,881	1,082,657
Noncontrolling interests	42,831	38,559
Total equity	1,295,712	1,121,216
Total liabilities and equity	$4,032,810	$3,945,869

See accompanying notes.

KINDRED HEALTHCARE, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(In thousands)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Cash flows from operating activities:
Net income (loss)	$(31,236)	$1,827	$(18,757)	$5,300
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	40,922	46,960	82,226	99,914
Amortization of stock-based compensation costs	6,378	3,840	8,963	6,088
Amortization of deferred financing costs	16,832	4,407	19,229	7,020
Payment of capitalized lender fees related to debt issuance	(19,125)	(1,600)	(19,125)	(1,600)
Provision for doubtful accounts	12,133	10,071	20,893	21,337
Deferred income taxes	17,528	(24,977)	21,503	(25,321)
Impairment charges	220	646	664	1,082
Loss on divestiture of discontinued operations	2,018	10,852	5,024	12,877
Other	70	(1,284)	2,114	(864)
Change in operating assets and liabilities:
Accounts receivable	(41,066)	48,294	(112,895)	(19,117)
Inventories and other assets	(3,769)	4,747	(9,987)	(3,400)
Accounts payable	(5,425)	(3,288)	(18,877)	(19,078)
Income taxes	(40,476)	10,025	(11,063)	22,700
Due to third party payors	(12,354)	(8,187)	(14,367)	(9,215)
Other accrued liabilities	7,387	(48,699)	(21,262)	(19,256)
Net cash provided by (used in) operating activities	(49,963)	53,634	(65,717)	78,467
Cash flows from investing activities:
Routine capital expenditures	(24,485)	(17,430)	(46,162)	(39,800)
Development capital expenditures	(372)	(5,086)	(1,123)	(7,474)
Acquisitions, net of cash acquired	(1,383)	(26,933)	(24,098)	(26,933)
Sale of assets	8,927	7,243	13,961	12,303
Purchase of insurance subsidiary investments	(13,179)	(11,759)	(23,293)	(22,595)
Sale of insurance subsidiary investments	17,758	15,526	26,520	25,528
Net change in insurance subsidiary cash and cash equivalents	(4,957)	(9,782)	(11,556)	(42,878)
Change in other investments	70	39	710	358
Other	17	(77)	(534)	(221)
Net cash used in investing activities	(17,604)	(48,259)	(65,575)	(101,712)
Cash flows from financing activities:
Proceeds from borrowings under revolving credit	648,315	377,900	1,157,015	861,400
Repayment of borrowings under revolving credit	(943,715)	(385,200)	(1,369,515)	(844,400)
Proceeds from issuance of senior unsecured notes	500,000	–	500,000	–
Proceeds from issuance of term loan, net of discount	997,500	–	997,500	–
Repayment of senior unsecured notes	(550,000)	–	(550,000)	–
Repayment of term loan	(781,594)	(1,969)	(783,563)	(3,969)
Repayment of other long-term debt	(67)	(91)	(157)	(757)
Payment of deferred financing costs	(2,378)	(455)	(2,648)	(657)
Equity offering, net of offering costs	203,977	–	203,977	–
Issuance of common stock in connection with employee benefit plans	883	203	4,687	207
Dividends paid	(6,572)	–	(13,086)	–
Distributions to noncontrolling interests	(2,662)	(1,019)	(5,595)	(1,510)
Other	248	19	2,121	351
Net cash provided by (used in) financing activities	63,935	(10,612)	140,736	10,665
Change in cash and cash equivalents	(3,632)	(5,237)	9,444	(12,580)
Cash and cash equivalents at beginning of period	49,048	42,664	35,972	50,007
Cash and cash equivalents at end of period	$45,416	$37,427	$45,416	$37,427
Supplemental information:
Interest payments	$68,065	$42,753	$79,666	$55,845
Income tax payments (refunds)	4,329	23,461	(21,565)	13,830

See accompanying notes.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

Business

Kindred Healthcare, Inc. is a healthcare services company that through its subsidiaries operates transitional care (“TC”) hospitals, inpatient rehabilitation hospitals (“IRFs”), nursing centers, assisted living facilities, a contract rehabilitation services business and a home health and hospice business across the United States (collectively, the “Company” or “Kindred”). At June 30, 2014, the Company’s hospital division operated 97 TC hospitals (certified as long-term acute care (“LTAC”) hospitals under the Medicare program) and five IRFs in 22 states. The Company’s nursing center division operated 98 nursing centers and six assisted living facilities in 21 states. The Company’s rehabilitation division provided rehabilitation services primarily in hospitals and long-term care settings. The Company’s care management division (formerly known as the Company’s home health and hospice division) primarily provided home health, hospice and private duty services from 153 locations in 13 states.

The Company has completed several transactions related to the divestiture or planned divestiture of unprofitable hospitals and nursing centers to improve its future operating results. For accounting purposes, the operating results of these businesses and the losses or impairments associated with these transactions have been classified as discontinued operations in the accompanying unaudited condensed consolidated statement of operations for all periods presented. Assets held for sale at June 30, 2014 have been measured at the lower of carrying value or estimated fair value less costs of disposal and have been classified as held for sale in the accompanying unaudited condensed consolidated balance sheet. See Note 2 for a summary of discontinued operations.

Recently issued accounting requirements

In June 2014, the Financial Accounting Standards Board (the “FASB”) issued authoritative guidance which changes the requirements for accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. This guidance is effective for annual and interim periods beginning on or after December 15, 2015. The adoption of this standard is not expected to have a material impact on the Company’s business, financial position, net income or liquidity.

In May 2014, the FASB issued authoritative guidance which changes the requirements for recognizing revenue when entities enter into contracts with customers. Under the new provisions, an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. It also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. This guidance is effective for annual and interim periods beginning on or after December 15, 2016 and early adoption is not permitted. The Company is still assessing this guidance.

In April 2014, the FASB issued authoritative guidance which changes the requirements for reporting discontinued operations. A disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when any of the following occurs: (1) the component or group of components meets the criteria to be classified as held for sale, (2) the component or group of components is disposed of by sale, or (3) the component or group of components is disposed of other than by sale (for example, abandonment). The entity shall present separately, for each comparative period, the assets and liabilities of the discontinued operation in the statement of financial position. In addition to the required disclosures for discontinued operations, entities also will be required to provide disclosures about a disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation in the financial statements. The guidance also states an entity shall expand disclosures about significant continuing involvement with a discontinued operation, until the results of operations of the discontinued operation are no longer presented in the statement of operations. The guidance is applicable prospectively for all disposals that occur within annual periods beginning on or after December 15, 2014 and early adoption is permitted. The adoption of the guidance is not expected to have a material impact on the Company’s business, financial position, net income or liquidity but may have a material impact on the Company’s income from continuing operations if planned or completed disposals of components of the Company’s business do not qualify for discontinued operations under the new guidance.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION (Continued)

Equity

The following table sets forth the changes in equity attributable to noncontrolling interests and equity attributable to Kindred stockholders for the six months ended June 30, 2014 and 2013 (in thousands):

For the six months ended June 30, 2014:	Amounts attributable to Kindred stockholders	Noncontrolling interests	Total equity
Balance at December 31, 2013	$1,082,657	$38,559	$1,121,216
Comprehensive income (loss):
Net income (loss)	(27,791)	9,034	(18,757)
Other comprehensive loss	(2,047)	–	(2,047)
	(29,838)	9,034	(20,804)
Issuance of common stock in connection with employee benefit plans	4,687	–	4,687
Shares tendered by employees for statutory tax withholdings upon issuance of common stock	(5,790)	–	(5,790)
Income tax benefit in connection with the issuance of common stock under employee benefit plans	1,311	–	1,311
Stock-based compensation amortization	8,963	–	8,963
Equity offering, net of offering costs	203,977	–	203,977
Dividends paid	(13,086)	–	(13,086)
Contribution made by noncontrolling interests	–	833	833
Distributions to noncontrolling interests	–	(5,595)	(5,595)
Balance at June 30, 2014	$1,252,881	$42,831	$1,295,712
For the six months ended June 30, 2013:
Balance at December 31, 2012	$1,256,159	$36,685	$1,292,844
Comprehensive income:
Net income	4,802	498	5,300
Other comprehensive income	859	–	859
	5,661	498	6,159
Issuance of common stock in connection with employee benefit plans	207	–	207
Shares tendered by employees for statutory tax withholdings upon issuance of common stock	(2,964)	–	(2,964)
Income tax provision in connection with the issuance of common stock under employee benefit plans	(1,647)	–	(1,647)
Stock-based compensation amortization	6,088	–	6,088
Distributions to noncontrolling interests	–	(1,510)	(1,510)
Balance at June 30, 2013	$1,263,504	$35,673	$1,299,177

On July 1, 2013, the Company entered into an agreement to manage seven nursing centers under an inter-governmental payment program partnership with county-owned hospitals in the state of Indiana. The Company began managing another eight nursing centers on January 1, 2014. The 15 nursing centers were consolidated by the Company for all periods presented and the income attributable to noncontrolling interest related to this program was $4.1 million in the second quarter of 2014 and $8.0 million for the six months ended June 30, 2014. These nursing centers were wholly owned subsidiaries of the Company prior to entering into the new payment program.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION (Continued)

Derivative financial instruments

In December 2011, the Company entered into two interest rate swap agreements to hedge its floating interest rate on an aggregate of $225 million of debt outstanding under its senior secured term loan facility entered into in June 2011 (the “Prior Term Loan Facility”). The interest rate swaps had an effective date of January 9, 2012, and will expire on January 11, 2016 and continue to apply to the Amended Term Loan Facility (as defined). The Company is required to make payments based upon a fixed interest rate of 1.8925% calculated on the notional amount of $225 million. In exchange, the Company will receive interest on $225 million at a variable interest rate that is based upon the three-month London Interbank Offered Rate (“LIBOR”), subject to a minimum rate of 1.5%. The Company determined these interest rate swaps continue to qualify for cash flow hedge accounting treatment at June 30, 2014. However, an amendment to the Prior Term Loan Facility completed in May 2013 reduced the LIBOR floor from 1.5% to 1.0%, therefore some partial ineffectiveness will result through the expiration of the interest rate swap agreement.

In March 2014, the Company entered into an additional interest rate swap agreement to hedge its floating interest rate on an aggregate of $400 million of debt outstanding under the Amended Term Loan Facility. On April 8, 2014, the Company completed a novation of a portion of its $400 million swap agreement to two new counterparties, each in the amount of $125 million. The original swap contract was not amended, terminated or otherwise modified. The interest rate swap had an effective date of April 9, 2014, and will expire on April 9, 2018. The Company is required to make payments based upon a fixed interest rate of 1.867% calculated on the notional amount of $400 million. In exchange, the Company will receive interest on $400 million at a variable interest rate that is based upon the three-month LIBOR, subject to a minimum rate of 1.0%. The Company determined this interest rate swap qualifies for cash flow hedge accounting treatment at June 30, 2014.

The Company records the effective portion of the gain or loss on these derivative financial instruments in accumulated other comprehensive income (loss) as a component of stockholders equity and records the ineffective portion of the gain or loss on these derivative financial instruments as interest expense. For the three months and six months ended June 30, 2014, the ineffectiveness related to the interest rate swaps was immaterial.

The aggregate fair value of the interest rate swaps recorded in other accrued liabilities was $4.5 million and $1.4 million at June 30, 2014 and December 31, 2013, respectively. See Note 10.

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

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 2 – DISCONTINUED OPERATIONS

In accordance with the authoritative guidance for the impairment or disposal of long-lived assets, the divestitures or planned divestiture of unprofitable businesses discussed in Note 1 has been accounted for as discontinued operations. Accordingly, the results of operations of these businesses for all periods presented and the losses or impairments associated with these transactions have been classified as discontinued operations, net of income taxes, in the accompanying unaudited condensed consolidated statement of operations. At June 30, 2014, the Company held for sale one hospital and 17 nursing centers reported as discontinued operations.

In April 2014, the Company acquired for resale the real estate of a previously leased nursing center for $1.2 million.

During the second quarter of 2014, the Company reclassified as discontinued for all periods presented the operations of three TC hospitals and two nursing centers that were either closed or divested through a planned sale of such facility or the expiration of a lease. The Company recorded a loss on divestiture of $2.9 million ($1.7 million net of income taxes) for the three months ended June 30, 2014 related to these divestitures.

The Company allowed the lease to expire on a TC hospital during the six months ended June 30, 2014 resulting in a loss on divestiture primarily related to a write-off of an indefinite-lived intangible asset of $3.4 million ($2.1 million net of income taxes) for the six months ended June 30, 2014. The Company reflected the operating results of this TC hospital as discontinued operations in the accompanying unaudited condensed consolidated statement of operations for all historical periods.

On September 30, 2013, the Company entered into agreements with Ventas, Inc. (“Ventas”) to exit 60 nursing centers (collectively, the “2013 Expiring Facilities”). The lease term for the 2013 Expiring Facilities was initially scheduled to expire in April 2015. Under the terms of the agreements, the lease term for the 2013 Expiring Facilities will now expire on September 30, 2014 unless the Company and Ventas are able to transfer the operations earlier. Through June 30, 2014, the Company has transferred the operations of 43 of the 2013 Expiring Facilities to a new operator. Another facility was closed and its operating license and equipment were sold during the six months ended June 30, 2014. Proceeds from the sale of equipment and inventory for the 2013 Expiring Facilities totaled $8.9 million and $11.5 million for the three months and six months ended June 30, 2014, respectively. The Company has transferred the operations of an additional 12 of the 2013 Expiring Facilities since July 1, 2014. For accounting purposes, the 2013 Expiring Facilities qualified as assets held for sale and the Company reflected the operating results as discontinued operations in the accompanying unaudited condensed consolidated statement of operations for all historical periods.

A summary of discontinued operations follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Revenues	$80,680	$273,778	$222,048	$625,182
Salaries, wages and benefits	41,835	131,531	114,546	309,050
Supplies	5,059	19,172	13,139	42,548
Rent	12,198	24,068	28,816	57,198
Other operating expenses	33,790	92,094	85,687	206,593
Other expense	5	32	363	155
Impairment charges	220	208	664	457
Depreciation	1,480	8,406	3,447	19,762
Interest expense	5	12	15	29
Investment income	(470)	(16)	(468)	(31)
	94,122	275,507	246,209	635,761
Loss from operations before income taxes	(13,442)	(1,729)	(24,161)	(10,579)
Income tax benefit	(5,289)	(679)	(9,507)	(4,153)
Loss from operations	(8,153)	(1,050)	(14,654)	(6,426)
Loss on divestiture of operations	(2,018)	(10,852)	(5,024)	(12,877)
Loss from discontinued operations	(10,171)	(11,902)	(19,678)	(19,303)
Loss attributable to noncontrolling interests	253	34	323	85
Loss from discontinued operations	$(9,918)	$(11,868)	$(19,355)	$(19,218)

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 2 – DISCONTINUED OPERATIONS (Continued)

The following table sets forth certain discontinued operating data by business segment (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Revenues:
Hospital division	$10,272	$84,650	$25,694	$174,995
Nursing center division	70,408	189,128	196,354	450,187
	$80,680	$273,778	$222,048	$625,182
Operating income (loss):
Hospital division	$(592)	$13,257	$289	$26,912
Nursing center division	363	17,484	7,360	39,467
	$(229)	$30,741	$7,649	$66,379
Rent:
Hospital division	$1,432	$3,631	$3,120	$7,216
Nursing center division	10,766	20,437	25,696	49,982
	$12,198	$24,068	$28,816	$57,198
Depreciation:
Hospital division	$464	$4,227	$982	$8,450
Nursing center division	1,016	4,179	2,465	11,312
	$1,480	$8,406	$3,447	$19,762

A summary of the net assets held for sale follows (in thousands):

	June 30, 2014	December 31, 2013
Long-term assets:
Property and equipment, net	$7,675	$19,504
Other	760	1,474
	8,435	20,978
Current liabilities (included in other accrued liabilities)	(36)	(81)
	$8,399	$20,897

NOTE 3 – PROPOSED ACQUISITION OF GENTIVA

On June 17, 2014, the Company commenced a cash tender offer to acquire all of the outstanding shares of common stock of Gentiva Health Services, Inc. (“Gentiva”) (together with the associated preferred share purchase rights) for $14.50 per share in cash (the “Original Offer”). The Original Offer was subject to certain conditions, including a majority of outstanding shares being validly tendered and not withdrawn. In light of the Gentiva Board’s implementation of a shareholder rights plan (commonly known as a “poison pill”), the Company reserved the right to amend the Original Offer in any respect, including reducing the number of Gentiva shares subject to the Original Offer up to 14.9% of Gentiva’s outstanding shares and extending and waiving certain conditions of the Original Offer.

On July 14, 2014, the Company amended the Original Offer, seeking to purchase 14.9% of Gentiva’s outstanding shares (together with the associated preferred share purchase rights) at an increased offer price of $16.00 per share in cash (the “Amended Offer”), subject to the conditions contained therein. The Amended Offer expired at 5:00 pm, New York City time, on July 28, 2014. Certain conditions of the Amended Offer were not satisfied at the expiration of the Amended Offer and all Gentiva shares previously tendered and not withdrawn were promptly returned.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 3 – PROPOSED ACQUISITION OF GENTIVA (Continued)

On July 21, 2014, the Company sent a letter to the Gentiva Board confirming that the Company is prepared to enter into a negotiated agreement to acquire all of the outstanding shares of Gentiva for $17.25 per share, provided the Company is permitted to conduct diligence to confirm such additional value is warranted. The Company also confirmed its willingness to enter into appropriate nondisclosure and standstill agreements in order to facilitate discussions with Gentiva. On July 24, 2014, Gentiva announced that its Board had considered the Company’s proposal and was willing to allow the Company to conduct such due diligence subject to the parties entering into a nondisclosure agreement substantially similar to one that Gentiva has entered into with another operator proposing to acquire all of Gentiva’s outstanding shares.

NOTE 4 – ACQUISITIONS

During the six months ended June 30, 2014, the Company acquired the real estate of two previously leased nursing centers for $22.3 million. Annual rent associated with the nursing centers aggregated $2.0 million.

In May 2013, the Company acquired the real estate of a previously leased hospital for $25.2 million. Annual rent associated with the hospital aggregated $2.5 million.

In May 2013, the Company also acquired two home health and hospice businesses for $1.7 million.

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

A summary of revenues by payor type follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Medicare	$528,861	$494,191	$1,073,837	$1,036,591
Medicaid	157,697	137,104	316,736	273,437
Medicare Advantage	95,911	92,294	195,435	184,269
Other	547,241	520,325	1,083,985	1,062,530
	1,329,710	1,243,914	2,669,993	2,556,827
Eliminations	(53,746)	(52,884)	(107,287)	(106,363)
	$1,275,964	$1,191,030	$2,562,706	$2,450,464

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 6 – EARNINGS (LOSS) PER SHARE AND DIVIDENDS

Earnings (loss) per common share are based upon the weighted average number of common shares outstanding during the respective periods. The diluted calculation of earnings per common share includes the dilutive effect of stock options. However, because the Company reported a loss from continuing operations, diluted shares are equal to basic shares. The Company follows the provisions of the authoritative guidance for determining whether instruments granted in share-based payment transactions are participating securities, which requires that unvested restricted stock that entitles the holder to receive nonforfeitable dividends before vesting be included as a participating security in the basic and diluted earnings per common share calculation pursuant to the two-class method. However, because the Company reported a loss from continuing operations for the three months and six months ended June 30, 2014, there was no allocation to participating unvested restricted stockholders for these periods.

The Company paid a quarterly cash dividend of $0.12 per common share on June 11, 2014 to shareholders of record as of the close of business on May 21, 2014. The Company also paid a quarterly cash dividend of $0.12 per common share on March 27, 2014 to shareholders of record as of the close of business on March 6, 2014. Future declarations of quarterly dividends will be subject to the approval of Kindred’s Board of Directors.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 6 – EARNINGS (LOSS) PER SHARE AND DIVIDENDS (Continued)

A computation of earnings (loss) per common share follows (in thousands, except per share amounts):

	Three months ended June 30,				Six months ended June 30,
	2014		2013		2014		2013
	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted
Earnings (loss):
Amounts attributable to Kindred stockholders:
Income (loss) from continuing operations:
As reported in Statement of Operations	$(25,893)	$(25,893)	$13,613	$13,613	$(8,436)	$(8,436)	$24,020	$24,020
Allocation to participating unvested restricted stockholders	−	−	(449)	(449)	−	−	(736)	(736)
Available to common stockholders	$(25,893)	$(25,893)	$13,164	$13,164	$(8,436)	$(8,436)	$23,284	$23,284
Discontinued operations, net of income taxes:
Loss from operations:
As reported in Statement of Operations	$(7,900)	$(7,900)	$(1,016)	$(1,016)	$(14,331)	$(14,331)	$(6,341)	$(6,341)
Allocation to participating unvested restricted stockholders	−	−	34	34	−	−	194	194
Available to common stockholders	$(7,900)	$(7,900)	$(982)	$(982)	$(14,331)	$(14,331)	$(6,147)	$(6,147)
Loss on divestiture of operations:
As reported in Statement of Operations	$(2,018)	$(2,018)	$(10,852)	$(10,852)	$(5,024)	$(5,024)	$(12,877)	$(12,877)
Allocation to participating unvested restricted stockholders	−	−	358	358	−	−	395	395
Available to common stockholders	$(2,018)	$(2,018)	$(10,494)	$(10,494)	$(5,024)	$(5,024)	$(12,482)	$(12,482)
Loss from discontinued operations:
As reported in Statement of Operations	$(9,918)	$(9,918)	$(11,868)	$(11,868)	$(19,355)	$(19,355)	$(19,218)	$(19,218)
Allocation to participating unvested restricted stockholders	−	−	392	392	−	−	589	589
Available to common stockholders	$(9,918)	$(9,918)	$(11,476)	$(11,476)	$(19,355)	$(19,355)	$(18,629)	$(18,629)
Net income (loss):
As reported in Statement of Operations	$(35,811)	$(35,811)	$1,745	$1,745	$(27,791)	$(27,791)	$4,802	$4,802
Allocation to participating unvested restricted stockholders	−	−	(57)	(57)	−	−	(147)	(147)
Available to common stockholders	$(35,811)	$(35,811)	$1,688	$1,688	$(27,791)	$(27,791)	$4,655	$4,655
Shares used in the computation:
Weighted average shares outstanding - basic computation	53,714	53,714	52,265	52,265	53,180	53,180	52,164	52,164
Dilutive effect of employee stock options		−		19		−		20
Adjusted weighted average shares outstanding - diluted computation		53,714		52,284		53,180		52,184
Earnings (loss) per common share:
Income (loss) from continuing operations	$(0.48)	$(0.48)	$0.25	$0.25	$(0.16)	$(0.16)	$0.45	$0.45
Discontinued operations:
Loss from operations	(0.15)	(0.15)	(0.02)	(0.02)	(0.27)	(0.27)	(0.12)	(0.12)
Loss on divestiture of operations	(0.04)	(0.04)	(0.20)	(0.20)	(0.09)	(0.09)	(0.24)	(0.24)
Loss from discontinued operations	(0.19)	(0.19)	(0.22)	(0.22)	(0.36)	(0.36)	(0.36)	(0.36)
Net income (loss)	$(0.67)	$(0.67)	$0.03	$0.03	$(0.52)	$(0.52)	$0.09	$0.09
Number of antidilutive stock options excluded from shares used in the diluted earnings (loss) per common share calculation		314		1,235		337		1,270

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

Segment operating income for both the three months and six months ended June 30, 2014 included severance costs (included in salaries, wages and benefits) of $4.8 million and other operating expenses of $0.1 million related to restructuring activities (nursing center division – $3.2 million, rehabilitation division – $0.3 million (skilled nursing rehabilitation services – $0.2 million and hospital rehabilitation services – $0.1 million), care management division – $0.8 million and corporate – $0.6 million).

Segment operating income for the hospital division for both the three months and six months ended June 30, 2014 also included litigation costs (included in other operating expenses) of $4.6 million. See Note 15.

Segment operating income for the six months ended June 30, 2013 included one-time bonus costs (included in salaries, wages and benefits) paid to employees who do not participate in the Company’s incentive compensation program of $19.8 million (hospital division – $7.8 million, nursing center division – $4.6 million, rehabilitation division – $6.3 million (skilled nursing rehabilitation services – $5.0 million and hospital rehabilitation services – $1.3 million), care management division – $0.8 million and corporate – $0.3 million).

Rent expense for the nursing center division for both the three months and six months ended June 30, 2014 included lease cancellation charges of $0.3 million incurred in connection with restructuring activities.

Interest expense for corporate for both the three months and six months ended June 30, 2014 included $56.6 million of charges associated with debt refinancing.

Interest expense for corporate for both the three months and six months ended June 30, 2013 included $1.4 million of charges associated with debt refinancing.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 7 – BUSINESS SEGMENT DATA (Continued)

The following table sets forth certain data by business segment (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Revenues:
Hospital division	$632,156	$606,604	$1,278,614	$1,264,418
Nursing center division	280,255	264,847	558,157	535,052
Rehabilitation division:
Skilled nursing rehabilitation services	253,989	249,647	508,244	508,397
Hospital rehabilitation services	75,324	69,777	149,288	144,300
	329,313	319,424	657,532	652,697
Care management division	87,986	53,039	175,690	104,660
	1,329,710	1,243,914	2,669,993	2,556,827
Eliminations:
Skilled nursing rehabilitation services	(30,031)	(28,660)	(59,677)	(57,317)
Hospital rehabilitation services	(22,855)	(23,223)	(46,088)	(46,832)
Nursing centers	(860)	(1,001)	(1,522)	(2,214)
	(53,746)	(52,884)	(107,287)	(106,363)
	$1,275,964	$1,191,030	$2,562,706	$2,450,464
Income (loss) from continuing operations:
Operating income (loss):
Hospital division	$132,878	$129,366	$278,273	$276,859
Nursing center division	36,880	36,018	75,351	65,163
Rehabilitation division:
Skilled nursing rehabilitation services	19,982	21,623	38,310	34,862
Hospital rehabilitation services	20,084	19,573	39,904	37,705
	40,066	41,196	78,214	72,567
Care management division	7,065	3,961	11,762	6,747
Corporate:
Overhead	(48,365)	(43,196)	(92,415)	(88,781)
Insurance subsidiary	(443)	(384)	(849)	(893)
	(48,808)	(43,580)	(93,264)	(89,674)
Impairment charges	−	(438)	−	(625)
Transaction costs	(4,496)	(108)	(5,179)	(1,052)
Operating income	163,585	166,415	345,157	329,985
Rent	(80,209)	(77,324)	(161,257)	(153,843)
Depreciation and amortization	(39,442)	(38,554)	(78,779)	(80,152)
Interest, net	(78,081)	(27,600)	(103,697)	(55,674)
Income (loss) from continuing operations before income taxes	(34,147)	22,937	1,424	40,316
Provision (benefit) for income taxes	(13,082)	9,208	503	15,713
	$(21,065)	$13,729	$921	$24,603

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 7 – BUSINESS SEGMENT DATA (Continued)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Rent:
Hospital division	$52,526	$50,221	$105,661	$99,803
Nursing center division	23,856	24,104	47,808	47,980
Rehabilitation division:
Skilled nursing rehabilitation services	1,067	1,197	2,156	2,432
Hospital rehabilitation services	22	19	73	36
	1,089	1,216	2,229	2,468
Care management division	2,177	1,155	4,433	2,341
Corporate	561	628	1,126	1,251
	$80,209	$77,324	$161,257	$153,843
Depreciation and amortization:
Hospital division	$17,008	$17,525	$33,993	$37,247
Nursing center division	7,686	6,814	15,228	14,155
Rehabilitation division:
Skilled nursing rehabilitation services	2,885	2,878	5,580	5,990
Hospital rehabilitation services	2,488	2,319	5,052	4,650
	5,373	5,197	10,632	10,640
Care management division	2,139	1,615	4,264	3,141
Corporate	7,236	7,403	14,662	14,969
	$39,442	$38,554	$78,779	$80,152
Capital expenditures, excluding acquisitions (including discontinued operations):
Hospital division:
Routine	$8,225	$5,593	$16,627	$15,864
Development	51	5,079	562	7,467
	8,276	10,672	17,189	23,331
Nursing center division:
Routine	5,163	4,259	10,218	10,078
Development	321	7	561	7
	5,484	4,266	10,779	10,085
Rehabilitation division:
Skilled nursing rehabilitation services:
Routine	593	464	1,442	1,069
Development	−	−	–	–
	593	464	1,442	1,069
Hospital rehabilitation services:
Routine	44	45	100	77
Development	−	−	–	–
	44	45	100	77
Care management division:
Routine	168	339	476	534
Development	−	−	–	–
	168	339	476	534
Corporate:
Routine:
Information systems	10,061	6,436	16,967	11,725
Other	231	294	332	453
	$24,857	$22,516	$47,285	$47,274

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 7 – BUSINESS SEGMENT DATA (Continued)

	June 30, 2014	December 31, 2013
Assets at end of period:
Hospital division	$1,812,238	$1,776,899
Nursing center division	551,270	552,336
Rehabilitation division:
Skilled nursing rehabilitation services	370,571	339,103
Hospital rehabilitation services	344,945	348,968
	715,516	688,071
Care management division	243,977	244,123
Corporate	709,809	684,440
	$4,032,810	$3,945,869
Goodwill:
Hospital division	$679,480	$679,480
Rehabilitation division:
Skilled nursing rehabilitation services	–	–
Hospital rehabilitation services	173,618	173,334
	173,618	173,334
Care management division	141,756	139,288
	$994,854	$992,102

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

The provision for loss for insurance risks, including the cost of coverage maintained with unaffiliated commercial reinsurance and insurance carriers, follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Professional liability:
Continuing operations	$16,123	$15,709	$30,228	$31,627
Discontinued operations	2,859	6,011	7,950	15,558
Workers compensation:
Continuing operations	$9,470	$10,298	$18,000	$20,989
Discontinued operations	323	4,299	900	9,080

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 8 – INSURANCE RISKS (Continued)

A summary of the assets and liabilities related to insurance risks included in the accompanying unaudited condensed consolidated balance sheet follows (in thousands):

	June 30, 2014			December 31, 2013
	Professional liability	Workers compensation	Total	Professional liability	Workers compensation	Total
Assets:
Current:
Insurance subsidiary investments	$58,071	$35,456	$93,527	$60,117	$36,178	$96,295
Reinsurance recoverables	7,515	–	7,515	7,186	–	7,186
Other	–	100	100	–	150	150
	65,586	35,556	101,142	67,303	36,328	103,631
Non-current:
Insurance subsidiary investments	80,311	80,254	160,565	66,648	82,446	149,094
Reinsurance and other recoverables	78,078	76,008	154,086	70,465	68,626	139,091
Deposits	4,435	1,428	5,863	4,238	1,489	5,727
Other	–	37	37	–	39	39
	162,824	157,727	320,551	141,351	152,600	293,951
	$228,410	$193,283	$421,693	$208,654	$188,928	$397,582
Liabilities:
Allowance for insurance risks:
Current	$69,657	$38,937	$108,594	$60,993	$40,044	$101,037
Non-current	243,536	153,679	397,215	246,230	147,593	393,823
	$313,193	$192,616	$505,809	$307,223	$187,637	$494,860

Provisions for loss for professional liability risks retained by the Company’s limited purpose insurance subsidiary have been discounted based upon actuarial estimates of claim payment patterns using a discount rate of 1% to 5% depending upon the policy year. The discount rate was 1% for the 2014 and 2013 policy years. The discount rates are based upon the risk free interest rate for the respective year. Amounts equal to the discounted loss provision are funded annually. The Company does not fund the portion of professional liability risks related to estimated claims that have been incurred but not reported. Accordingly, these liabilities are not discounted. If the Company did not discount any of the allowances for professional liability risks, these balances would have approximated $315.9 million at June 30, 2014 and $309.9 million at December 31, 2013.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 9 – INSURANCE SUBSIDIARY INVESTMENTS (Continued)

The cost for equities, amortized cost for debt securities and estimated fair value of the Company’s insurance subsidiary investments follows (in thousands):

	June 30, 2014				December 31, 2013
	Cost	Unrealized gains	Unrealized losses	Fair value	Cost	Unrealized gains	Unrealized losses	Fair value
Cash and cash equivalents (a)	$195,795	$–	$–	$195,795	$184,239	$–	$–	$184,239
Debt securities:
Corporate bonds	21,580	57	(2)	21,635	20,573	50	(8)	20,615
Debt securities issued by U.S. government agencies	17,510	36	(4)	17,542	19,498	37	(8)	19,527
U.S. Treasury notes	9,302	8	−	9,310	7,636	4	(2)	7,638
	48,392	101	(6)	48,487	47,707	91	(18)	47,780
Equities by industry:
Consumer	1,552	23	(42)	1,533	1,534	303	(21)	1,816
Technology	1,042	134	(105)	1,071	1,214	213	–	1,427
Financial services	861	−	(44)	817	1,445	302	(2)	1,745
Healthcare	595	28	(5)	618	787	186	(3)	970
Industrials	186	−	(2)	184	1,140	326	–	1,466
Other	1,865	42	(22)	1,885	1,650	381	(35)	1,996
	6,101	227	(220)	6,108	7,770	1,711	(61)	9,420
Certificates of deposit	3,700	2	–	3,702	3,950	2	(2)	3,950
	$253,988	$330	$(226)	$254,092	$243,666	$1,804	$(81)	$245,389

(a)	Includes $12.0 million and $8.5 million of money market funds at June 30, 2014 and December 31, 2013, respectively.

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

The Company considered the severity and duration of its unrealized losses at June 30, 2014 for various investments held in its insurance subsidiary investment portfolio and determined that these unrealized losses were temporary and did not record any impairment losses related to these investments. The Company considered the severity and duration of its unrealized losses at June 30, 2013 and recognized a $0.1 million pretax other-than-temporary impairment during the six months ended June 30, 2013 for various investments held in its insurance subsidiary investment portfolio.

As a result of deterioration in professional liability and workers compensation underwriting results of the Company’s limited purpose insurance subsidiary in 2012, the Company made a capital contribution of $14.2 million during the six months ended June 30, 2013 to its limited purpose insurance subsidiary. This transaction was completed in accordance with applicable regulations and had no impact on earnings. No contribution was required to be paid during the six months ended June 30, 2014.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 10 – LONG-TERM DEBT

Capitalization

A summary of long-term debt follows (in thousands):

	June 30, 2014	December 31, 2013
Amended Term Loan Facility, net of unamortized original issue discount of $6.9 million at June 30, 2014	$993,137	$	−
Prior Term Loan Facility, net of unamortized original issue discount of $6.4 million at December 31, 2013	−		777,197
Notes due 2022	500,000		−
Notes due 2019	−		550,000
Amended ABL Facility	43,600		−
Prior ABL Facility	−		256,100
Capital lease obligations	−		5
Other	3,836		4,311
Total debt, average life of 7 years at June 30, 2014 (weighted average rate 4.8% at June 30, 2014 and 5.4% at December 31, 2013)	1,540,573		1,587,613
Amounts due within one year	(10,233)		(8,222)
Long-term debt	$1,530,340		$1,579,391

The following table summarizes scheduled maturities of long-term debt (in thousands):

Due by:	Amended Term Loan Facility	Notes due 2022		Amended ABL Facility		Other	Total
June 30, 2015	$10,000	$	−	$	−	$233	$10,233
June 30, 2016	10,000		−		−	3,603	13,603
June 30, 2017	10,000		−		−	−	10,000
June 30, 2018	10,000		−		−	−	10,000
June 30, 2019	10,000		−		43,600	−	53,600

The estimated fair value of the Company’s long-term debt approximated $1.5 billion and $1.6 billion at June 30, 2014 and December 31, 2013, respectively. See Note 13.

April 2014 Debt Refinancing

On April 9, 2014, the Company completed the refinancing of substantially all of its existing debt with $2.25 billion of secured and unsecured debt, as detailed below.

ABL Amendment Agreement

On April 9, 2014, the Company entered into a second amendment and restatement agreement (the “ABL Amendment Agreement”) among the Company, the other credit parties party thereto, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (the “ABL Agent”), and the lenders party thereto. The ABL Amendment Agreement amends and restates the ABL Credit Agreement dated as of June 1, 2011, as amended by that certain Amendment No. 1 to the ABL Credit Agreement dated as of October 4, 2012 and as further amended and restated by that certain Amendment and Restatement Agreement dated as of August 21, 2013 (the “Prior ABL Facility”). As used herein, the “Amended ABL Facility” refers to the amended and restated Prior ABL Facility following the ABL Amendment Agreement.

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

NOTE 10 – LONG-TERM DEBT (Continued)

ABL Amendment Agreement (Continued)

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

Unamortized deferred financing costs related to the Prior ABL Facility totaling $0.6 million ($0.4 million net of income taxes) were written-off and recorded as interest expense in the second quarter of 2014.

Term Loan Amendment Agreement

Also on April 9, 2014, the Company entered into a third amendment and restatement agreement (the “Term Loan Amendment Agreement”) among the Company, the other credit parties party thereto, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (the “Term Loan Agent”), and the lenders party thereto. The Term Loan Amendment Agreement amends and restates the Term Loan Credit Agreement dated as of June 1, 2011, as amended by that certain Incremental Amendment No. 1 to the Term Loan Credit Agreement dated as of October 4, 2012, as amended and restated by that certain Amendment and Restatement Agreement dated as of May 30, 2013 and as further amended and restated by that certain Second Amendment and Restatement Agreement dated as of August 21, 2013 (previously defined as the “Prior Term Loan Facility”). As used herein, the “Amended Term Loan Facility” shall refer to the amended and restated Prior Term Loan Facility following the Term Loan Amendment Agreement.

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

Unamortized deferred financing costs and original issue discount related to the Prior Term Loan Facility totaling $5.0 million ($3.1 million net of income taxes) were written-off and recorded as interest expense in the second quarter of 2014.

Aside from the foregoing changes, the terms and conditions of the Amended ABL Facility and the Amended Term Loan Facility are each substantially similar to their respective terms and conditions before the effectiveness of the ABL Amendment Agreement and Term Loan Amendment Agreement, as applicable.

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

The Notes due 2022 bear interest at an annual rate of 6.375% and are senior unsecured obligations of the Company and of the Guarantors. The indenture governing the Notes due 2022 contains certain restrictive covenants that, among other things, limit the Company’s and its restricted subsidiaries’ ability to incur, assume or guarantee additional indebtedness; pay dividends, make distributions or redeem or repurchase capital stock; restrict dividends, loans or asset transfers from its subsidiaries; sell or otherwise dispose of assets; and enter into transactions with affiliates. These covenants are subject to a number of limitations and exceptions. The indenture governing the Notes due 2022 also contains customary events of default.

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

NOTE 10 – LONG-TERM DEBT (Continued)

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

Redemption of Notes due 2019

On April 9, 2014, an irrevocable notice of redemption of the Company’s $550 million, 8.25% senior notes due 2019 (the “Notes due 2019”) was delivered to the holders thereof, calling for redemption of the entire outstanding $550 million aggregate principal amount of the Notes due 2019 on May 9, 2014 (the “Redemption Date”) pursuant to the terms of the indenture dated as of June 1, 2011, as supplemented and amended from time to time, among the Company, the guarantors party thereto and Wells Fargo Bank, National Association, as trustee. The redemption price for the Notes due 2019 that were redeemed (the “Redemption Price”) was equal to 100% of the principal amount of the Notes due 2019 plus accrued and unpaid interest on the Notes due 2019 to but excluding the Redemption Date plus the applicable premium as defined in the indenture governing the Notes due 2019.

On April 9, 2014, the Company deposited funds with the trustee for the Notes due 2019, and provided the trustee with irrevocable instructions to apply the deposit to redeem the Notes due 2019 on the Redemption Date. Pursuant to these actions, the indenture governing the Notes due 2019 was satisfied and discharged in accordance with its terms. As a result, the Company and the guarantors party thereto were released from their obligations with respect to the Notes due 2019, except with respect to those provisions of the indenture governing the Notes due 2019 that by their terms survive the satisfaction and discharge.

The write-off of unamortized deferred financing costs totaling $10.7 million ($6.6 million net of income taxes), the applicable premium totaling $36.4 million ($22.5 million net of income taxes) and interest expense for the period from April 9 to May 9 totaling $3.9 million ($2.4 million net of income taxes), all related to the Notes due 2019, were recorded as interest expense in the second quarter of 2014.

Interest Rate Swap Syndication Agreement

On April 8, 2014, the Company completed a novation of a portion of its $400 million swap agreement to two new counterparties, each in the amount of $125 million. The original swap contract was not amended, terminated or otherwise modified. The Company determined that all three swap agreements were effective and each qualifies for cash flow hedge accounting treatment as of June 30, 2014.

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

Legal and regulatory proceedings – The Company provides services in a highly regulated industry and is subject to various legal actions and regulatory and other governmental and internal audits and investigations in the ordinary course of business (including investigations resulting from the Company’s obligation to self-report suspected violations of law by the Company). The Company cannot predict the ultimate outcome of pending litigation and regulatory and other governmental and internal audits and investigations. The U.S. Department of Justice (the “DOJ”), the Centers for Medicare and Medicaid Services (“CMS”) or other federal and state enforcement and regulatory agencies may conduct additional investigations related to the Company’s businesses in the future. These matters could potentially subject the Company to sanctions, damages, recoupments, fines and other penalties (some of which may not be covered by insurance), which may, either individually or in the aggregate, have a material adverse effect on the Company’s business, financial position, results of operations and liquidity. See Note 15.

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

NOTE 12 – CAPITAL STOCK

On June 25, 2014, the Company closed the underwritten public offering of 9,000,000 shares of Kindred common stock at a public offering price of $23.75 per share and granted the underwriters a 30-day option to purchase up to an additional 1,350,000 shares of Kindred common stock, of which 723,468 shares were purchased on July 14, 2014 at the public offering price of $23.75, less the underwriting discount (the “Offering”). After giving effect to the over-allotment option, there were 64,507,940 shares outstanding as of June 30, 2014, as adjusted.

The Company used the net proceeds of $221.1 million from the Offering to pay down the Company’s Amended ABL Facility.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 13 – FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)

The Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis and any associated losses are summarized below (in thousands):

	Fair value measurements			Assets/liabilities	Total
	Level 1	Level 2	Level 3	at fair value	losses
June 30, 2014:
Recurring:
Assets:
Available-for-sale debt securities:
Corporate bonds	$–	$21,635	$–	$21,635	$–
Debt securities issued by U.S. government agencies	–	17,542	–	17,542	–
U.S. Treasury notes	9,310	–	–	9,310	–
	9,310	39,177	–	48,487	–
Available-for-sale equity securities	6,108	–	–	6,108	–
Money market funds	14,931	–	–	14,931	–
Certificates of deposit	–	3,702	–	3,702	–
Total available-for-sale investments	30,349	42,879	–	73,228	–
Deposits held in money market funds	342	4,435	–	4,777	–
	$30,691	$47,314	$–	$78,005	$–
Liabilities:
Interest rate swaps	$–	$(4,483)	$–	$(4,483)	$–
Non-recurring:
Assets:
Property and equipment	$–	$–	$19	$19	$(664)
Liabilities	$–	$–	$–	$–	$–
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

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 13 – FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)

Recurring measurements

The Company’s available-for-sale investments held by its limited purpose insurance subsidiary consist of debt securities, equities, money market funds and certificates of deposit. These available-for-sale investments and the insurance subsidiary’s cash and cash equivalents of $183.8 million as of June 30, 2014 and $175.7 million as of December 31, 2013, classified as insurance subsidiary investments, are maintained for the payment of claims and expenses related to professional liability and workers compensation risks.

The Company also has available-for-sale investments totaling $2.9 million as of June 30, 2014 and $3.6 million as of December 31, 2013 related to a deferred compensation plan that is maintained for certain of the Company’s current and former employees.

The fair value of actively traded debt and equity securities and money market funds are based upon quoted market prices and are generally classified as Level 1. The fair value of inactively traded debt securities and certificates of deposit are based upon either quoted market prices of similar securities or observable inputs such as interest rates using either a market or income valuation approach and are generally classified as Level 2. The Company’s investment advisors obtain and review pricing for each security. The Company is responsible for the determination of fair value and as such the Company reviews the pricing information from its advisors in determining reasonable estimates of fair value. Based upon the Company’s internal review procedures, there were no adjustments to the prices during the three months or six months ended June 30, 2014 or June 30, 2013.

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

	June 30, 2014		December 31, 2013
(In thousands)	Carrying value	Fair value	Carrying value	Fair value
Cash and cash equivalents	$45,416	$45,416	$35,972	$35,972
Cash–restricted	3,490	3,490	3,713	3,713
Insurance subsidiary investments	254,092	254,092	245,389	245,389
Tax refund escrow investments	205	205	205	205
Long-term debt, including amounts due within one year	1,540,573	1,549,936	1,587,608	1,630,192

Non-recurring measurements

In July 2011, CMS issued final rules which, among other things, significantly reduced Medicare payments to nursing centers and changed the reimbursement for the provision for group rehabilitation therapy services to Medicare beneficiaries beginning October 1, 2011 (the “2011 CMS Rules”). The Company recorded pretax impairment charges aggregating $0.2 million in the second quarter of 2014 and $0.7 million for the six months ended June 30, 2014 for property and equipment expenditures in the nursing center asset groups that were determined to be impaired by the 2011 CMS Rules. These charges reflected the amount by which the carrying value of certain assets exceeded their estimated fair value. The fair value of property and equipment was measured using Level 3 inputs such as replacement costs factoring in depreciation, economic obsolesce and inflation trends.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 14 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The accompanying unaudited condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X, Rule 3-10, “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered.” The Company’s Notes due 2019, which were redeemed during the second quarter of 2014, were fully and unconditionally guaranteed by substantially all of the Company’s domestic 100% owned subsidiaries. The equity method has been used with respect to the parent company’s investment in subsidiaries. The Company’s Notes due 2022, which were issued during the second quarter of 2014, are fully and unconditionally guaranteed by the same subsidiaries. See Note 10.

The following unaudited condensed consolidating financial data present the financial position of the parent company/issuer, the guarantor subsidiaries and the non-guarantor subsidiaries as of June 30, 2014 and December 31, 2013, and the respective results of operations and cash flows for the three months and six months ended June 30, 2014 and June 30, 2013.

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)

	Three months ended June 30, 2014
(In thousands)	Parent company/ issuer	Guarantor subsidiaries	Non-guarantor subsidiaries	Consolidating and eliminating adjustments	Consolidated
Revenues	$–	$1,133,616	$168,158	$(25,810)	$1,275,964
Salaries, wages and benefits	–	712,988	57,333	–	770,321
Supplies	–	71,736	9,058	–	80,794
Rent	–	68,194	12,015	–	80,209
Other operating expenses	–	213,621	73,607	(25,810)	261,418
Other (income) expense	–	133	(287)	–	(154)
Depreciation and amortization	–	37,358	2,084	–	39,442
Management fees	–	(3,437)	3,437	–	–
Intercompany interest (income) expense from affiliates	(28,572)	19,398	9,174	–	–
Interest expense	80,479	6	45	–	80,530
Investment income	–	(236)	(2,213)	–	(2,449)
Equity in net loss of consolidating affiliates	4,330	–	–	(4,330)	–
	56,237	1,119,761	164,253	(30,140)	1,310,111
Income (loss) from continuing operations before income taxes	(56,237)	13,855	3,905	4,330	(34,147)
Provision (benefit) for income taxes	(20,426)	6,521	823	–	(13,082)
Income (loss) from continuing operations	(35,811)	7,334	3,082	4,330	(21,065)
Discontinued operations, net of income taxes:
Loss from operations	–	(5,726)	(2,427)	–	(8,153)
Loss on divestiture of operations	–	(343)	(1,675)	–	(2,018)
Loss from discontinued operations	–	(6,069)	(4,102)	–	(10,171)
Net income (loss)	(35,811)	1,265	(1,020)	4,330	(31,236)
(Earnings) loss attributable to noncontrolling interests:
Continuing operations	–	–	(4,828)	–	(4,828)
Discontinued operations	–	–	253	–	253
	–	–	(4,575)	–	(4,575)
Income (loss) attributable to Kindred	$(35,811)	$1,265	$(5,595)	$4,330	$(35,811)
Comprehensive income (loss)	$(37,313)	$1,265	$(2,184)	$5,494	$(32,738)
Comprehensive income (loss) attributable to Kindred	$(37,313)	$1,265	$(6,759)	$5,494	$(37,313)

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 14 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) (Continued)

	Three months ended June 30, 2013
(In thousands)	Parent company/ issuer	Guarantor subsidiaries	Non-guarantor subsidiaries	Consolidating and eliminating adjustments	Consolidated
Revenues	$–	$1,109,284	$110,768	$(29,022)	$1,191,030
Salaries, wages and benefits	–	675,595	40,024	–	715,619
Supplies	–	73,382	7,221	–	80,603
Rent	–	69,686	7,638	–	77,324
Other operating expenses	–	208,245	48,758	(29,022)	227,981
Other (income) expense	–	197	(223)	–	(26)
Impairment charges	–	438	–	–	438
Depreciation and amortization	–	36,168	2,386	–	38,554
Management fees	–	(3,217)	3,217	–	–
Intercompany interest (income) expense from affiliates	(25,976)	17,362	8,614	–	–
Interest expense	29,025	–	49	–	29,074
Investment income	–	(86)	(1,388)	–	(1,474)
Equity in net income of consolidating affiliates	(3,569)	–	–	3,569	–
	(520)	1,077,770	116,296	(25,453)	1,168,093
Income (loss) from continuing operations before income taxes	520	31,514	(5,528)	(3,569)	22,937
Provision (benefit) for income taxes	(1,225)	9,659	774	–	9,208
Income (loss) from continuing operations	1,745	21,855	(6,302)	(3,569)	13,729
Discontinued operations, net of income taxes:
Income (loss) from operations	–	(1,234)	184	–	(1,050)
Loss on divestiture of operations	–	(10,852)	–	–	(10,852)
Income (loss) from discontinued operations	–	(12,086)	184	–	(11,902)
Net income (loss)	1,745	9,769	(6,118)	(3,569)	1,827
(Earnings) loss attributable to noncontrolling interests:
Continuing operations	–	–	(116)	–	(116)
Discontinued operations	–	–	34	–	34
	–	–	(82)	–	(82)
Income (loss) attributable to Kindred	$1,745	$9,769	$(6,200)	$(3,569)	$1,745
Comprehensive income (loss)	$970	$9,769	$(6,907)	$(2,780)	$1,052
Comprehensive income (loss) attributable to Kindred	$970	$9,769	$(6,989)	$(2,780)	$970

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 14 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) (Continued)

	Six months ended June 30, 2014
(In thousands)	Parent company/ issuer	Guarantor subsidiaries	Non-guarantor subsidiaries	Consolidating and eliminating adjustments	Consolidated
Revenues	$–	$2,278,335	$335,991	$(51,620)	$2,562,706
Salaries, wages and benefits	–	1,430,316	113,817	–	1,544,133
Supplies	–	144,789	17,993	–	162,782
Rent	–	137,167	24,090	–	161,257
Other operating expenses	–	415,189	147,453	(51,620)	511,022
Other (income) expense	–	274	(662)	–	(388)
Depreciation and amortization	–	74,477	4,302	–	78,779
Management fees	–	(7,246)	7,246	–	–
Intercompany interest (income) expense from affiliates	(56,699)	38,387	18,312	–	–
Interest expense	106,227	11	91	–	106,329
Investment income	–	(306)	(2,326)	–	(2,632)
Equity in net income of consolidating affiliates	(2,245)	–	–	2,245	–
	47,283	2,233,058	330,316	(49,375)	2,561,282
Income (loss) from continuing operations before income taxes	(47,283)	45,277	5,675	(2,245)	1,424
Provision (benefit) for income taxes	(19,492)	19,069	926	–	503
Income (loss) from continuing operations	(27,791)	26,208	4,749	(2,245)	921
Discontinued operations, net of income taxes:
Loss from operations	–	(11,561)	(3,093)	–	(14,654)
Loss on divestiture of operations	–	(3,349)	(1,675)	–	(5,024)
Loss from discontinued operations	–	(14,910)	(4,768)	–	(19,678)
Net income (loss)	(27,791)	11,298	(19)	(2,245)	(18,757)
(Earnings) loss attributable to noncontrolling interests:
Continuing operations	–	–	(9,357)	–	(9,357)
Discontinued operations	–	–	323	–	323
	–	–	(9,034)	–	(9,034)
Income (loss) attributable to Kindred	$(27,791)	$11,298	$(9,053)	$(2,245)	$(27,791)
Comprehensive income (loss)	$(29,838)	$11,298	$(1,099)	$(1,165)	$(20,804)
Comprehensive income (loss) attributable to Kindred	$(29,838)	$11,298	$(10,133)	$(1,165)	$(29,838)

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 14 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) (Continued)

	Six months ended June 30, 2013
(In thousands)	Parent company/ issuer	Guarantor subsidiaries	Non-guarantor subsidiaries	Consolidating and eliminating adjustments	Consolidated
Revenues	$–	$2,279,303	$229,204	$(58,043)	$2,450,464
Salaries, wages and benefits	–	1,416,531	80,953	–	1,497,484
Supplies	–	149,633	15,116	–	164,749
Rent	–	138,988	14,855	–	153,843
Other operating expenses	–	418,334	98,365	(58,043)	458,656
Other income	–	(182)	(853)	–	(1,035)
Impairment charges	–	625	–	–	625
Depreciation and amortization	–	75,079	5,073	–	80,152
Management fees	–	(6,276)	6,276	–	–
Intercompany interest (income) expense from affiliates	(53,911)	36,601	17,310	–	–
Interest expense	57,119	9	105	–	57,233
Investment income	–	(124)	(1,435)	–	(1,559)
Equity in net income of consolidating affiliates	(6,692)	–	–	6,692	–
	(3,484)	2,229,218	235,765	(51,351)	2,410,148
Income (loss) from continuing operations before income taxes	3,484	50,085	(6,561)	(6,692)	40,316
Provision (benefit) for income taxes	(1,318)	16,131	900	–	15,713
Income (loss) from continuing operations	4,802	33,954	(7,461)	(6,692)	24,603
Discontinued operations, net of income taxes:
Income (loss) from operations	–	(6,697)	271	–	(6,426)
Loss on divestiture of operations	–	(12,877)	–	–	(12,877)
Income (loss) from discontinued operations	–	(19,574)	271	–	(19,303)
Net income (loss)	4,802	14,380	(7,190)	(6,692)	5,300
(Earnings) loss attributable to noncontrolling interests:
Continuing operations	–	–	(583)	–	(583)
Discontinued operations	–	–	85	–	85
	–	–	(498)	–	(498)
Income (loss) attributable to Kindred	$4,802	$14,380	$(7,688)	$(6,692)	$4,802
Comprehensive income (loss)	$5,661	$14,380	$(6,853)	$(7,029)	$6,159
Comprehensive income (loss) attributable to Kindred	$5,661	$14,380	$(7,351)	$(7,029)	$5,661

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 14 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Condensed Consolidating Balance Sheet

	As of June 30, 2014
(In thousands)	Parent company/ issuer	Guarantor subsidiaries	Non-guarantor subsidiaries	Consolidating and eliminating adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$–	$25,901	$19,515	$–	$45,416
Cash – restricted	–	3,490	–	–	3,490
Insurance subsidiary investments	–	–	93,527	–	93,527
Accounts receivable, net	–	886,836	120,127	–	1,006,963
Inventories	–	22,834	2,826	–	25,660
Deferred tax assets	–	39,658	–	–	39,658
Income taxes	–	49,921	891	–	50,812
Other	–	34,310	4,341	–	38,651
	–	1,062,950	241,227	–	1,304,177
Property and equipment, net	–	872,735	45,068	–	917,803
Goodwill	–	702,047	292,807	–	994,854
Intangible assets, net	–	388,270	22,990	–	411,260
Assets held for sale	–	8,435	–	–	8,435
Insurance subsidiary investments	–	–	160,565	–	160,565
Investment in subsidiaries	56,774	–	–	(56,774)	–
Intercompany	2,707,965	–	–	(2,707,965)	–
Deferred tax assets	–	–	11,389	(11,389)	–
Other	45,885	108,522	81,309	–	235,716
	$2,810,624	$3,142,959	$855,355	$(2,776,128)	$4,032,810
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$–	$124,298	$37,742	$–	$162,040
Salaries, wages and other compensation	–	335,191	11,127	–	346,318
Due to third party payors	–	18,413	–	–	18,413
Professional liability risks	–	14,415	55,242	–	69,657
Other accrued liabilities	21,006	98,045	16,369	–	135,420
Long-term debt due within one year	10,000	–	233	–	10,233
	31,006	590,362	120,713	–	742,081
Long-term debt	1,526,737	–	3,603	–	1,530,340
Intercompany	–	2,333,019	374,946	(2,707,965)	–
Professional liability risks	–	53,952	189,584	–	243,536
Deferred tax liabilities	–	16,675	−	(11,389)	5,286
Deferred credits and other liabilities	–	94,641	121,214	–	215,855
Commitments and contingencies
Equity:
Stockholders’ equity	1,252,881	54,310	2,464	(56,774)	1,252,881
Noncontrolling interests	–	–	42,831	–	42,831
	1,252,881	54,310	45,295	(56,774)	1,295,712
	$2,810,624	$3,142,959	$855,355	$(2,776,128)	$4,032,810

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

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 14 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Condensed Consolidating Statement of Cash Flows

	Three months ended June 30, 2014
(In thousands)	Parent company/ issuer	Guarantor subsidiaries	Non-guarantor subsidiaries	Consolidating and eliminating adjustments	Consolidated
Net cash provided by (used in) operating activities	$(37,649)	$(14,137)	$1,823	$–	$(49,963)
Cash flows from investing activities:
Routine capital expenditures	–	(23,609)	(876)	–	(24,485)
Development capital expenditures	–	(372)	–	–	(372)
Acquisitions, net of cash acquired	–	(1,233)	(150)	–	(1,383)
Sale of assets	–	8,927	–	–	8,927
Purchase of insurance subsidiary investments	–	–	(13,179)	–	(13,179)
Sale of insurance subsidiary investments	–	–	17,758	–	17,758
Net change in insurance subsidiary cash and cash equivalents	–	–	(4,957)	–	(4,957)
Change in other investments	–	70	–	–	70
Other	–	17	–	–	17
Net cash used in investing activities	–	(16,200)	(1,404)	–	(17,604)
Cash flows from financing activities:
Proceeds from borrowings under revolving credit	648,315	–	–	–	648,315
Repayment of borrowings under revolving credit	(943,715)	–	–	–	(943,715)
Proceeds from issuance of senior unsecured notes	500,000	–	–	–	500,000
Proceeds from issuance of term loan, net of discount	997,500	–	–	–	997,500
Repayment of senior unsecured notes	(550,000)	–	–	–	(550,000)
Repayment of term loan	(781,594)	–	–	–	(781,594)
Repayment of other long-term debt	–	(8)	(59)	–	(67)
Payment of deferred financing costs	(2,378)	–	–	–	(2,378)
Equity offering, net of offering costs	203,977	–	–	–	203,977
Issuance of common stock in connection with employee benefit plans	883	–	–	–	883
Dividends paid	(6,572)	–	–	–	(6,572)
Distributions to noncontrolling interests	–	–	(2,662)	–	(2,662)
Other	–	248	–	–	248
Net change in intercompany accounts	(28,767)	25,020	3,747	–	–
Net cash provided by financing activities	37,649	25,260	1,026	–	63,935
Change in cash and cash equivalents	–	(5,077)	1,445	–	(3,632)
Cash and cash equivalents at beginning of period	–	30,978	18,070	–	49,048
Cash and cash equivalents at end of period	$–	$25,901	$19,515	$–	$45,416

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 14 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Condensed Consolidating Statement of Cash Flows (Continued)

	Three months ended June 30, 2013
(In thousands)	Parent company/ issuer	Guarantor subsidiaries	Non-guarantor subsidiaries	Consolidating and eliminating adjustments	Consolidated
Net cash provided by (used in) operating activities	$(17,517)	$64,109	$7,042	$–	$53,634
Cash flows from investing activities:
Routine capital expenditures	–	(16,541)	(889)	–	(17,430)
Development capital expenditures	–	(4,734)	(352)	–	(5,086)
Acquisitions, net of cash acquired	–	(26,933)	–		(26,933)
Sale of assets	–	7,243	–	–	7,243
Purchase of insurance subsidiary investments	–	–	(11,759)	–	(11,759)
Sale of insurance subsidiary investments	–	–	15,526	–	15,526
Net change in insurance subsidiary cash and cash equivalents	–	–	(9,782)	–	(9,782)
Change in other investments	–	39	–	–	39
Other	–	(77)	–	–	(77)
Net cash used in investing activities	–	(41,003)	(7,256)	–	(48,259)
Cash flows from financing activities:
Proceeds from borrowings under revolving credit	377,900	–	–	–	377,900
Repayment of borrowings under revolving credit	(385,200)	–	–	–	(385,200)
Repayment of term loan	(1,969)	–	–	–	(1,969)
Repayment of other long-term debt	–	(26)	(65)	–	(91)
Payment of deferred financing costs	(455)	–	–	–	(455)
Issuance of common stock in connection with employee benefit plans	203	–	–	–	203
Distributions to noncontrolling interests	–	–	(1,019)	–	(1,019)
Other	–	19	–	–	19
Net change in intercompany accounts	27,038	(25,901)	(1,137)	–	–
Net cash provided by (used in) financing activities	17,517	(25,908)	(2,221)	–	(10,612)
Change in cash and cash equivalents	–	(2,802)	(2,435)	–	(5,237)
Cash and cash equivalents at beginning of period	–	31,989	10,675	–	42,664
Cash and cash equivalents at end of period	$–	$29,187	$8,240	$–	$37,427

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 14 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Condensed Consolidating Statement of Cash Flows (Continued)

	Six months ended June 30, 2014
(In thousands)	Parent company/ issuer	Guarantor subsidiaries	Non-guarantor subsidiaries	Consolidating and eliminating adjustments	Consolidated
Net cash provided by (used in) operating activities	$(25,756)	$(41,827)	$1,866	$–	$(65,717)
Cash flows from investing activities:
Routine capital expenditures	–	(44,075)	(2,087)	–	(46,162)
Development capital expenditures	–	(1,123)	–	–	(1,123)
Acquisitions, net of cash acquired	–	(23,948)	(150)	–	(24,098)
Sale of assets	–	13,961	–	–	13,961
Purchase of insurance subsidiary investments	–	–	(23,293)	–	(23,293)
Sale of insurance subsidiary investments	–	–	26,520	–	26,520
Net change in insurance subsidiary cash and cash equivalents	–	–	(11,556)	–	(11,556)
Change in other investments	–	710	–	–	710
Other	–	(534)	–	–	(534)
Net cash used in investing activities	–	(55,009)	(10,566)	–	(65,575)
Cash flows from financing activities:
Proceeds from borrowings under revolving credit	1,157,015	–	–	–	1,157,015
Repayment of borrowings under revolving credit	(1,369,515)	–	–	–	(1,369,515)
Proceeds from issuance of senior unsecured notes	500,000	–	–	–	500,000
Proceeds from issuance of term loan, net of discount	997,500	–	–	–	997,500
Repayment of senior unsecured notes	(550,000)	–	–	–	(550,000)
Repayment of term loan	(783,563)	–	–	–	(783,563)
Repayment of other long-term debt	–	(35)	(122)	–	(157)
Payment of deferred financing costs	(2,648)	–	–	–	(2,648)
Equity offering, net of offering costs	203,977				203,977
Issuance of common stock in connection with employee benefit plans	4,687	–	–	–	4,687
Dividends paid	(13,086)	–	–	–	(13,086)
Distributions to noncontrolling interests	–	–	(5,595)	–	(5,595)
Other	–	2,121	–	–	2,121
Net change in intercompany accounts	(118,611)	97,116	21,495	–	–
Net cash provided by financing activities	25,756	99,202	15,778	–	140,736
Change in cash and cash equivalents	–	2,366	7,078	–	9,444
Cash and cash equivalents at beginning of period	–	23,535	12,437	–	35,972
Cash and cash equivalents at end of period	$–	$25,901	$19,515	$–	$45,416

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 14 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Condensed Consolidating Statement of Cash Flows (Continued)

	Six months ended June 30, 2013
(In thousands)	Parent company/ issuer	Guarantor subsidiaries	Non-guarantor subsidiaries	Consolidating and eliminating adjustments	Consolidated
Net cash provided by (used in) operating activities	$(6,285)	$72,087	$12,665	$–	$78,467
Cash flows from investing activities:
Routine capital expenditures	–	(36,683)	(3,117)	–	(39,800)
Development capital expenditures	–	(6,956)	(518)	–	(7,474)
Acquisitions, net of cash acquired	–	(26,933)			(26,933)
Sale of assets	–	12,303	–	–	12,303
Purchase of insurance subsidiary investments	–	–	(22,595)	–	(22,595)
Sale of insurance subsidiary investments	–	–	25,528	–	25,528
Net change in insurance subsidiary cash and cash equivalents	–	–	(42,878)	–	(42,878)
Change in other investments	–	358	–	–	358
Capital contribution to insurance subsidiary	–	(14,220)	–	14,220	–
Other	–	(221)	–	–	(221)
Net cash used in investing activities	–	(72,352)	(43,580)	14,220	(101,712)
Cash flows from financing activities:
Proceeds from borrowings under revolving credit	861,400	–	–	–	861,400
Repayment of borrowings under revolving credit	(844,400)	–	–	–	(844,400)
Repayment of term loan	(3,969)	–	–	–	(3,969)
Repayment of other long-term debt	–	(51)	(706)	–	(757)
Payment of deferred financing costs	(657)	–	–	–	(657)
Issuance of common stock in connection with employee benefit plans	207	–	–	–	207
Capital contribution to insurance subsidiary	–	–	14,220	(14,220)	–
Distributions to noncontrolling interests	–	–	(1,510)	–	(1,510)
Other	–	351	–	–	351
Net change in intercompany accounts	(6,296)	(8,218)	14,514	–	–
Net cash provided by (used in) financing activities	6,285	(7,918)	26,518	(14,220)	10,665
Change in cash and cash equivalents	–	(8,183)	(4,397)	–	(12,580)
Cash and cash equivalents at beginning of period	–	37,370	12,637	–	50,007
Cash and cash equivalents at end of period	$–	$29,187	$8,240	$–	$37,427

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

In accordance with authoritative accounting guidance related to loss contingencies, the Company records an accrued liability for litigation and regulatory matters that are both probable and reasonably estimable. Additional losses in excess of amounts accrued may be reasonably possible. The Company reviews loss contingencies that are reasonably possible and determines whether an estimate of the possible loss or range of loss, individually or in aggregate, can be disclosed in the Company’s consolidated financial statements. These estimates are based upon currently available information for those legal and regulatory proceedings in which the Company is involved, taking into account the Company’s best estimate of losses for those matters for which such estimate can be made. The Company’s estimates involve significant judgment, given that (1) these legal and regulatory proceedings may be in early stages; (2) discovery may not be completed; (3) damages sought in these legal and regulatory proceedings can be unsubstantiated or indeterminate; (4) the matters may present legal uncertainties or evolving areas of law; (5) there are often significant facts in dispute; and/or (6) there is a wide range of possible outcomes. Accordingly, the Company’s estimated loss or range of loss may change from time to time, and actual losses may be more or less than the current estimate. At this time, except as otherwise specifically noted, no estimate of the possible loss or range of loss, individually or in the aggregate, in excess of the amounts accrued, if any, can be made regarding the matters described below.

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

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 15 – LEGAL AND REGULATORY PROCEEDINGS (Continued)

The Company has responded to extensive document subpoenas and requests for employee interviews from the U.S. Attorney’s Office in Boston, Massachusetts concerning the operations of RehabCare Group, Inc. (“RehabCare”), a therapy services company acquired by the Company on June 1, 2011. On July 22, 2014, the Company met with the DOJ in Boston regarding its investigation of RehabCare. The DOJ asserts, among other things, that rehabilitation therapy services provided to patients in skilled nursing centers were not delivered or billed in accordance with Medicare requirements, and that there may have been questionable financial arrangements between RehabCare and a vendor and certain skilled nursing facility customers. The Company is cooperating fully with the DOJ investigation. No estimate of the possible loss or range of loss resulting from this investigation can be made at this time. The Company disputes the allegations related to the DOJ investigation and will defend any related claims vigorously.

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

Four wage and hour class action lawsuits are currently pending against the Company in federal district court for the Central District of California, and are being addressed together by the court. Each case pertains to alleged errors made by the Company with respect to regular pay and overtime pay calculations, waiting times, meal period waivers and wage statements under California law. The Company tentatively settled this claim in June 2014, subject to finalizing settlement details and court approval. The Company recorded an additional $4.6 million loss provision in the second quarter of 2014 (for a total loss reserve of $16.6 million) related to this lawsuit.

A wage and hour class action lawsuit against the Company alleging violations of federal and state wage and hour laws is pending in federal district court for the Northern District of Illinois. This lawsuit pertains to the Company’s previous automatic meal break deduction practice for non-exempt employees in the Company’s hospitals located outside California. The court granted conditional class certification in part on June 11, 2013. This lawsuit was settled on January 31, 2014 by the Company’s agreement to pay $0.7 million to claimants from the Company’s five Illinois hospitals, plaintiffs’ attorney’s fees and certain administrative costs. The Company had previously recorded a $0.7 million loss provision related to this lawsuit. The Company expects this lawsuit to be dismissed upon completion of the claims administration process currently underway.

These expected loss reserves are based upon currently available information and are subject to significant judgment and a variety of assumptions, and known and unknown uncertainties. Given the uncertainty of litigation, the actual losses may vary significantly from the current reserves, which do not represent the Company’s maximum loss exposure. At this time, no estimate of the possible loss or range of loss, in excess of the amounts accrued, can be made regarding these lawsuits.

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

On January 6, 2014, a purported class action complaint was filed in the federal district court for the Southern District of Florida against the Company and one of its subsidiaries. The lawsuit, styled Pines Nursing Home, et al. v. Polaris and RehabCare Group, Inc., et al. alleges that one of the Company’s subsidiaries sent “junk” faxes in violation of the Telephone Consumer Protection Act of 1991 and the Junk Fax Prevention Act of 2005. The complaint seeks statutory damages, penalties, attorneys’ fees and an injunction prohibiting such conduct in the future. The court denied plaintiff’s motion for class certification on June 20, 2014. Subsequently, the Company filed an offer of judgment for $49,900 which was accepted by the plaintiff on July 29, 2014. No estimate of the possible loss or range of loss resulting from this lawsuit in excess of this amount can be made at this time. The Company continues to dispute the allegations in the complaint.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Cautionary Statement

This Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements regarding the potential acquisition of Gentiva (including financing of the proposed transaction and the benefits, results, effects and timing of such transaction), and the Company’s expected future financial position, results of operations, cash flows, financing plans, business strategy, budgets, capital expenditures, competitive positions, growth opportunities, plans and objectives of management and statements containing the words such as “anticipate,” “approximate,” “believe,” “plan,” “estimate,” “expect,” “project,” “could,” “should,” “will,” “intend,” “may,” “potential” and other similar expressions, are forward-looking statements.

Such forward-looking statements are inherently uncertain, and stockholders and other potential investors must recognize that actual results may differ materially from the Company’s expectations as a result of a variety of factors, including, without limitation, those discussed below. Such forward-looking statements are based upon management’s current expectations and include known and unknown risks, uncertainties and other factors, many of which the Company is unable to predict or control, that may cause the Company’s actual results, performance or plans to differ materially from any future results, performance or plans expressed or implied by such forward-looking statements. These statements involve risks, uncertainties and other factors discussed below and detailed from time to time in the Company’s filings with the SEC. Factors that may affect the Company’s plans, results or stock price include, without limitation:

—

the impact of healthcare reform, which will initiate significant changes to the United States healthcare system, including potential material changes to the delivery of healthcare services and the reimbursement paid for such services by the government or other third party payors, including reforms resulting from the Patient Protection and Affordable Care Act and the Healthcare Education and Reconciliation Act (collectively, the “ACA”) or future deficit reduction measures adopted at the federal or state level. Healthcare reform is affecting each of the Company’s businesses in some manner. Potential future efforts in the U.S. Congress to repeal, amend, modify or retract funding for various aspects of the ACA create additional uncertainty about the ultimate impact of the ACA on the Company and the healthcare industry. Due to the substantial regulatory changes that will need to be implemented by CMS and others, and the numerous processes required to implement these reforms, the Company cannot predict which healthcare initiatives will be implemented at the federal or state level, the timing of any such reforms, or the effect such reforms or any other future legislation or regulation will have on the Company’s business, financial position, results of operations and liquidity,

—

the Company’s ability to adjust to the new patient criteria for LTAC hospitals under the Pathway for SGR Reform Act of 2013 (the “SGR Reform Act”), which will reduce the population of patients eligible for the Company’s hospital services and change the basis upon which the Company is paid,

—

the impact of final rules issued by CMS on August 1, 2012 (the “2012 CMS Rules”) which, among other things, will reduce Medicare reimbursement to the Company’s TC hospitals in 2013 and beyond by imposing a budget neutrality adjustment and modifying the short-stay outlier rules,

—

the impact of the 2011 CMS Rules which significantly reduced Medicare reimbursement to the Company’s nursing centers and changed payments for the provision of group therapy services effective October 1, 2011,

—

the impact of the Budget Control Act of 2011 (as amended by the American Taxpayer Relief Act of 2012 (the “Taxpayer Relief Act”)) which instituted an automatic 2% reduction on each claim submitted to Medicare beginning April 1, 2013,

—

the costs of defending and insuring against alleged professional liability and other claims and investigations (including those related to pending investigations and whistleblower and wage and hour class action lawsuits against the Company) and the Company’s ability to predict the estimated costs and reserves related to such claims and investigations, including the impact of differences in actuarial assumptions and estimates compared to eventual outcomes,

—

the impact of the Taxpayer Relief Act which, among other things, reduces Medicare payments by an additional 25% for subsequent procedures when multiple therapy services are provided on the same day. At this time, the Company believes that the rules related to multiple therapy services will reduce its Medicare revenues by $25 million to $30 million on an annual basis,

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Cautionary Statement (Continued)

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
—

the Company’s ability to operate pursuant to the terms of its debt obligations, and comply with its covenants thereunder, and the Company’s ability to operate pursuant to its master lease agreements with Ventas,

—

the condition of the financial markets, including volatility and weakness in the equity, capital and credit markets, which could limit the availability and terms of debt and equity financing sources to fund the requirements of the Company’s businesses, or which could negatively impact the Company’s investment portfolio,

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

—	national, regional and industry-specific economic, financial, business and political conditions, including their effect on the availability and cost of labor, credit, materials and other services,
—	increased operating costs due to shortages in qualified nurses, therapists and other healthcare personnel,
—	the Company’s ability to attract and retain key executives and other healthcare personnel,
—	the Company’s ability to successfully dispose of unprofitable facilities,
—

events or circumstances which could result in the impairment of an asset or other charges, such as the impact of the Medicare reimbursement regulations that resulted in the Company recording significant impairment charges in the last three fiscal years,

—	changes in generally accepted accounting principles or practices, and changes in tax accounting or tax laws (or authoritative interpretations relating to any of these matters),
—	the Company’s ability to maintain an effective system of internal control over financial reporting,
—	the Company’s ability to realize the anticipated operating and financial synergies from the potential acquisition of Gentiva,

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Cautionary Statement (Continued)

•	the uncertainties as to whether Gentiva or any other companies that the Company may acquire will have the accretive effect on the Company’s earnings or cash flows that are expected, and
•	the outcome of the potential acquisition of Gentiva, including the Company’s ability to realize the strategic rationale behind the Gentiva acquisition.

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

The Company is a healthcare services company that through its subsidiaries operates TC hospitals, IRFs, nursing centers, assisted living facilities, a contract rehabilitation services business and a home health and hospice business across the United States. At June 30, 2014, the Company’s hospital division operated 97 TC hospitals (7,145 licensed beds) and five IRFs (215 licensed beds) in 22 states. The Company’s nursing center division operated 98 nursing centers (12,394 licensed beds) and six assisted living facilities (341 licensed beds) in 21 states. The Company’s rehabilitation division provided rehabilitation services primarily in hospitals and long-term care settings. The Company’s care management division (formerly known as the Company’s home health and hospice division) primarily provided home health, hospice and private duty services from 153 locations in 13 states.

Discontinued operations

The Company has completed several strategic divestitures or planned divestitures to improve its future operating results. For accounting purposes, the operating results of these businesses and the losses or impairments associated with these transactions have been classified as discontinued operations in the accompanying unaudited condensed consolidated statement of operations for all periods presented. Assets held for sale at June 30, 2014 have been measured at the lower of carrying value or estimated fair value less costs of disposal and have been classified as held for sale in the accompanying unaudited condensed consolidated balance sheet.

During the second quarter of 2014, the Company reclassified as discontinued for all periods presented the operations of three TC hospitals and two nursing centers that were either closed or divested through a planned sale of such facility or the expiration of a lease. The Company recorded a loss on divestiture of $3 million ($2 million net of income taxes) for the three months ended June 30, 2014 related to these divestitures.

The Company allowed the lease to expire on a TC hospital during the six months ended June 30, 2014 resulting in a loss on divestiture primarily related to a write-off of an indefinite-lived intangible asset of $3 million ($2 million net of income taxes) for the six months ended June 30, 2014. The Company reflected the operating results of this TC hospital as discontinued operations in the accompanying unaudited condensed consolidated statement of operations for all historical periods.

On September 30, 2013, the Company entered into agreements with Ventas to exit the 2013 Expiring Facilities. The lease term for the 2013 Expiring Facilities was initially scheduled to expire in April 2015. Under the terms of the agreements, the lease term for the 2013 Expiring Facilities will now expire on September 30, 2014 unless the Company and Ventas are able to transfer the operations earlier. Through June 30, 2014, the Company has transferred the operations of 43 of the 2013 Expiring Facilities to a new operator. Another facility was closed and its operating license and equipment were sold during the six months ended June 30, 2014. Proceeds from the sale of equipment and inventory for the 2013 Expiring Facilities totaled $9 million and $12 million for the three months and six months ended June 30, 2014, respectively. The Company has transferred the operations of an additional 12 of the 2013 Expiring Facilities since July 1, 2014. For accounting purposes, the 2013 Expiring Facilities qualified as assets held for sale and the Company reflected the operating results as discontinued operations in the accompanying unaudited condensed consolidated statement of operations for all historical periods.

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

The provision for doubtful accounts totaled $8 million and $4 million for the second quarter of 2014 and 2013, respectively, and $16 million and $11 million for the six months ended June 30, 2014 and 2013, respectively.

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

Provisions for loss for professional liability risks retained by the Company’s limited purpose insurance subsidiary have been discounted based upon actuarial estimates of claim payment patterns using a discount rate of 1% to 5% depending upon the policy year. The discount rate was 1% for the 2014 and 2013 policy years. The discount rates are based upon the risk free interest rate for the respective year. Amounts equal to the discounted loss provision are funded annually. The Company does not fund the portion of professional liability risks related to estimated claims that have been incurred but not reported. Accordingly, these liabilities are not discounted. The allowance for professional liability risks aggregated $313 million at June 30, 2014 and $307 million at December 31, 2013. If the Company did not discount any of the allowances for professional liability risks, these balances would have approximated $316 million at June 30, 2014 and $310 million at December 31, 2013.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Critical Accounting Policies (Continued)

Allowances for insurance risks (Continued)

As a result of deterioration in professional liability and workers compensation underwriting results of the Company’s limited purpose insurance subsidiary in 2012, the Company made a capital contribution of $14 million during the six months ended June 30, 2013 to its limited purpose insurance subsidiary. This transaction was completed in accordance with applicable regulations and had no impact on earnings. No contribution was required to be paid during the six months ended June 30, 2014.

Changes in the number of professional liability claims and the cost to settle these claims significantly impact the allowance for professional liability risks. A relatively small variance between the Company’s estimated and actual number of claims or average cost per claim could have a material impact, either favorable or unfavorable, on the adequacy of the allowance for professional liability risks. For example, a 1% variance in the allowance for professional liability risks at June 30, 2014 would impact the Company’s operating income by approximately $3 million.

The provision for professional liability risks (continuing operations), including the cost of coverage maintained with unaffiliated commercial reinsurance carriers, aggregated $16 million for the second quarter of both 2014 and 2013, and $30 million and $32 million for the six months ended June 30, 2014 and 2013, respectively.

Provisions for loss for workers compensation risks retained by the Company’s limited purpose insurance subsidiary are not discounted and amounts equal to the loss provision are funded annually. The allowance for workers compensation risks aggregated $193 million at June 30, 2014 and $188 million at December 31, 2013. The provision for workers compensation risks (continuing operations), including the cost of coverage maintained with unaffiliated commercial insurance carriers, aggregated $9 million and $10 million for the second quarter of 2014 and 2013, respectively, and $18 million and $21 million for the six months ended June 30, 2014 and 2013, respectively.

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

The Company’s effective income tax rate was 38.3% and 40.1% for the second quarter of 2014 and 2013, respectively, and 35.3% and 39.0% for the six months ended June 30, 2014 and 2013, respectively. The decrease in the effective tax rate for both periods in 2014 was primarily attributable to an increase in pretax income from noncontrolling interests not taxable to the Company.

There are significant uncertainties with respect to capital loss carryforwards that could affect materially the realization of certain deferred tax assets. Accordingly, the Company has recognized deferred tax assets to the extent it is more likely than not they will be realized and a valuation allowance is provided for deferred tax assets to the extent that it is uncertain that the deferred tax asset will be realized. The Company recognized net deferred tax assets totaling $34 million and $55 million at June 30, 2014 and December 31, 2013, respectively.

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

In connection with the 2011 CMS Rules, the Company determined that the impact of the 2011 CMS Rules was a triggering event in the third quarter of 2011 and accordingly tested the recoverability of its nursing centers reporting unit goodwill, intangible assets and property and equipment asset groups impacted by the reduced Medicare payments. The Company recorded pretax impairment charges aggregating $0.4 million ($0.3 million net of income taxes) in the second quarter of 2013 for property and equipment expenditures in the nursing center asset groups that were determined to be impaired by the 2011 CMS Rules. The Company also recorded pretax impairment charges aggregating $0.6 million ($0.4 million net of income taxes) for the six months ended June 30, 2013. These charges reflected the amount by which the carrying value of certain assets exceeded their estimated fair value. The impairment charges did not impact the Company’s cash flows or liquidity.

In accordance with the authoritative guidance for goodwill and other intangible assets, the Company is required to perform an impairment test for goodwill and indefinite-lived intangible assets at least annually or more frequently if adverse events or changes in circumstances indicate that the asset may be impaired. The Company performs its annual goodwill impairment test at the end of each fiscal year for each of its reporting units. A reporting unit is either an operating segment or one level below the operating segment, referred to as a component. When the components within the Company’s operating segments have similar economic characteristics, the Company aggregates the components of its operating segments into one reporting unit. Accordingly, the Company has determined that its reporting units are hospitals, nursing centers, skilled nursing rehabilitation services, hospital rehabilitation services, home health and hospice. The home health and hospice reporting units are included in the care management division. The carrying value of goodwill for each of the Company’s reporting units at June 30, 2014 and December 31, 2013 follows (in thousands):

	June 30, 2014	December 31, 2013
Hospitals	$679,480	$679,480
Nursing centers	–	–
Rehabilitation division:
Skilled nursing rehabilitation services	–	–
Hospital rehabilitation services	173,618	173,334
Home health	114,846	112,378
Hospice	26,910	26,910
	$994,854	$992,102

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

The Company has determined that during the six months ended June 30, 2014, there were no events or changes in circumstances since December 31, 2013 requiring an interim impairment test. Although the Company has determined that there was no goodwill or other indefinite-lived intangible asset impairments as of June 30, 2014, adverse changes in the operating environment and related key assumptions used to determine the fair value of the Company’s reporting units and indefinite-lived intangible assets or declines in the value of the Company’s common stock may result in future impairment charges for a portion or all of these assets. Specifically, if the rate of growth of government and commercial revenues earned by the Company’s reporting units were to be less than projected or if healthcare reforms were to negatively impact the Company’s business, an impairment charge of a portion or all of these assets may be required.

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

The annual impairment tests for certain of the Company’s indefinite-lived intangible assets are performed as of May 1, July 1, September 1 and October 1 while all others are performed as of December 31. No impairment charges were recorded in connection with the annual impairment tests performed at May 1, 2014 or for each of these dates in 2013.

Recently Issued Accounting Requirements

In June 2014, the FASB issued authoritative guidance which changes the requirements for accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. This guidance is effective for annual and interim periods beginning on or after December 15, 2015. The adoption of this standard is not expected to have a material impact on the Company’s business, financial position, net income or liquidity.

In May 2014, the FASB issued authoritative guidance which changes the requirements for recognizing revenue when entities enter into contracts with customers. Under the new provisions, an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. It also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. This guidance is effective for annual and interim periods beginning on or after December 15, 2016 and early adoption is not permitted. The Company is still assessing this guidance.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Recently Issued Accounting Requirements (Continued)

In April 2014, the FASB issued authoritative guidance which changes the requirements for reporting discontinued operations. A disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when any of the following occurs: (1) the component or group of components meets the criteria to be classified as held for sale, (2) the component or group of components is disposed of by sale, or (3) the component or group of components is disposed of other than by sale (for example, abandonment). The entity shall present separately, for each comparative period, the assets and liabilities of the discontinued operation in the statement of financial position. In addition to the required disclosures for discontinued operations, entities also will be required to provide disclosures about a disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation in the financial statements. The guidance also states an entity shall expand disclosures about significant continuing involvement with a discontinued operation, until the results of operations of the discontinued operation are no longer presented in the statement of operations. The guidance is applicable prospectively for all disposals that occur within annual periods beginning on or after December 15, 2014 and early adoption is permitted. The adoption of the guidance is not expected to have a material impact on the Company’s business, financial position, net income or liquidity but may have a material impact on the Company’s income from continuing operations if planned or completed disposals of components of the Company’s business do not qualify for discontinued operations under the new guidance.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Results of Operations – Continuing Operations

A summary of the Company’s operating data follows (unaudited):

(In thousands)	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Revenues:
Hospital division	$632,156	$606,604	$1,278,614	$1,264,418
Nursing center division	280,255	264,847	558,157	535,052
Rehabilitation division:
Skilled nursing rehabilitation services	253,989	249,647	508,244	508,397
Hospital rehabilitation services	75,324	69,777	149,288	144,300
	329,313	319,424	657,532	652,697
Care management division	87,986	53,039	175,690	104,660
	1,329,710	1,243,914	2,669,993	2,556,827
Eliminations:
Skilled nursing rehabilitation services	(30,031)	(28,660)	(59,677)	(57,317)
Hospital rehabilitation services	(22,855)	(23,223)	(46,088)	(46,832)
Nursing centers	(860)	(1,001)	(1,522)	(2,214)
	(53,746)	(52,884)	(107,287)	(106,363)
	$1,275,964	$1,191,030	$2,562,706	$2,450,464
Income (loss) from continuing operations:
Operating income (loss):
Hospital division	$132,878	$129,366	$278,273	$276,859
Nursing center division	36,880	36,018	75,351	65,163
Rehabilitation division:
Skilled nursing rehabilitation services	19,982	21,623	38,310	34,862
Hospital rehabilitation services	20,084	19,573	39,904	37,705
	40,066	41,196	78,214	72,567
Care management division	7,065	3,961	11,762	6,747
Corporate:
Overhead	(48,365)	(43,196)	(92,415)	(88,781)
Insurance subsidiary	(443)	(384)	(849)	(893)
	(48,808)	(43,580)	(93,264)	(89,674)
Impairment charges	−	(438)	−	(625)
Transaction costs	(4,496)	(108)	(5,179)	(1,052)
Operating income	163,585	166,415	345,157	329,985
Rent	(80,209)	(77,324)	(161,257)	(153,843)
Depreciation and amortization	(39,442)	(38,554)	(78,779)	(80,152)
Interest, net	(78,081)	(27,600)	(103,697)	(55,674)
Income (loss) from continuing operations before income taxes	(34,147)	22,937	1,424	40,316
Provision (benefit) for income taxes	(13,082)	9,208	503	15,713
	$(21,065)	$13,729	$921	$24,603

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Results of Operations – Continuing Operations (Continued)

A summary of the Company’s consolidating statement of operations follows (unaudited):

	Three months ended June 30, 2014
			Rehabilitation division
(In thousands)	Hospital division (a)	Nursing center division (b,c)	Skilled nursing services (b)	Hospital services (b)	Total	Care management division (b)	Corporate (b,d)	Transaction costs	Eliminations	Consolidated
Revenues	$632,156	$280,255	$253,989	$75,324	$329,313	$87,986	$–	$–	$(53,746)	$1,275,964
Salaries, wages and benefits	271,092	128,641	223,907	50,303	274,210	66,804	29,813	–	(239)	770,321
Supplies	66,509	10,559	680	32	712	2,833	181	–	–	80,794
Rent	52,526	23,856	1,067	22	1,089	2,177	561	–	–	80,209
Other operating expenses	161,722	104,317	9,406	4,899	14,305	11,281	18,804	4,496	(53,507)	261,418
Other (income) expense	(45)	(142)	14	6	20	3	10	–	–	(154)
Depreciation and amortization	17,008	7,686	2,885	2,488	5,373	2,139	7,236	–	–	39,442
Interest expense	187	7	51	–	51	12	80,273	–	–	80,530
Investment income	(16)	(10)	(225)	–	(225)	(1)	(2,197)	–	–	(2,449)
	568,983	274,914	237,785	57,750	295,535	85,248	134,681	4,496	(53,746)	1,310,111
Income (loss) from continuing operations before income taxes	$63,173	$5,341	$16,204	$17,574	$33,778	$2,738	$(134,681)	$(4,496)	$–	(34,147)
Income tax benefit										(13,082)
Loss from continuing operations										$(21,065)
Capital expenditures, excluding acquisitions (including discontinued operations):
Routine	$8,225	$5,163	$593	$44	$637	$168	$10,292	$–	$–	$24,485
Development	51	321	–	–	–	–	–	–	–	372
	$8,276	$5,484	$593	$44	$637	$168	$10,292	$–	$–	$24,857

(a)	Includes litigation costs (included in other operating expenses) of $4.6 million.
(b)

Includes severance costs (included in salaries, wages and benefits) of $4.8 million and other operating expenses of $0.1 million related to restructuring activities (nursing center division − $3.2 million, rehabilitation division − $0.3 million (skilled nursing rehabilitation services − $0.2 million and hospital rehabilitation services − $0.1 million), care management division − $0.8 million and corporate − $0.6 million).

(c)	Includes lease cancellation charges (included in rent) of $0.3 million incurred in connection with restructuring activities.
(d)	Includes $56.6 million of charges (included in interest expense) associated with debt refinancing.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Results of Operations – Continuing Operations (Continued)

Consolidating statement of operations follows (unaudited) (Continued):

	Three months ended June 30, 2013
			Rehabilitation division
	Hospital division	Nursing center division	Skilled nursing services	Hospital services	Total	Care management division	Corporate (a)	Transaction costs	Eliminations	Consolidated
Revenues	$606,604	$264,847	$249,647	$69,777	$319,424	$53,039	$–	$–	$(52,884)	$1,191,030
Salaries, wages and benefits	261,362	123,242	219,874	46,236	266,110	39,730	25,242	–	(67)	715,619
Supplies	64,737	12,568	785	30	815	2,325	158	–	–	80,603
Rent	50,221	24,104	1,197	19	1,216	1,155	628	–	–	77,324
Other operating expenses	150,959	93,274	7,326	3,930	11,256	7,023	18,178	108	(52,817)	227,981
Other (income) expense	180	(255)	39	8	47	–	2	–	–	(26)
Impairment charges	408	30	–	–	–	–	–	–	–	438
Depreciation and amortization	17,525	6,814	2,878	2,319	5,197	1,615	7,403	–	–	38,554
Interest expense	179	1	73	–	73	–	28,821	–	–	29,074
Investment income	(2)	(13)	(74)	–	(74)	–	(1,385)	–	–	(1,474)
	545,569	259,765	232,098	52,542	284,640	51,848	79,047	108	(52,884)	1,168,093
Income from continuing operations before income taxes	$61,035	$5,082	$17,549	$17,235	$34,784	$1,191	$(79,047)	$(108)	$–	22,937
Provision for income taxes										9,208
Income from continuing operations										$13,729
Capital expenditures, excluding acquisitions (including discontinued operations):
Routine	$5,593	$4,259	$464	$45	$509	$339	$6,730	$–	$–	$17,430
Development	5,079	7	–	–	–	–	–	–	–	5,086
	$10,672	$4,266	$464	$45	$509	$339	$6,730	$–	$–	$22,516

(a)	Includes $1.4 million of charges (included in interest expense) associated with debt refinancing.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Results of Operations – Continuing Operations (Continued)

Consolidating statement of operations follows (unaudited) (Continued):

	Six months ended June 30, 2014
			Rehabilitation division
	Hospital division (a)	Nursing center division (b,c)	Skilled nursing services (b)	Hospital services (b)	Total	Care management division (b)	Corporate (b,d)	Transaction costs	Eliminations	Consolidated
Revenues	$1,278,614	$558,157	$508,244	$149,288	$657,532	$175,690	$–	$–	$(107,287)	$2,562,706
Salaries, wages and benefits	545,928	256,395	448,514	100,302	548,816	135,493	57,651	339	(489)	1,544,133
Supplies	133,677	21,328	1,416	67	1,483	5,932	362	–	–	162,782
Rent	105,661	47,808	2,156	73	2,229	4,433	1,126	–	–	161,257
Other operating expenses	320,814	205,426	19,995	9,004	28,999	22,500	35,241	4,840	(106,798)	511,022
Other (income) expense	(78)	(343)	9	11	20	3	10	–	–	(388)
Depreciation and amortization	33,993	15,228	5,580	5,052	10,632	4,264	14,662	–	–	78,779
Interest expense	372	12	109	–	109	22	105,814	–	–	106,329
Investment income	(18)	(21)	(284)	–	(284)	(1)	(2,308)	–	–	(2,632)
	1,140,349	545,833	477,495	114,509	592,004	172,646	212,558	5,179	(107,287)	2,561,282
Income from continuing operations before income taxes	$138,265	$12,324	$30,749	$34,779	$65,528	$3,044	$(212,558)	$(5,179)	$–	1,424
Provision for income taxes										503
Income from continuing operations										$921
Capital expenditures, excluding acquisitions (including discontinued operations):
Routine	$16,627	$10,218	$1,442	$100	$1,542	$476	$17,299	$–	$–	$46,162
Development	562	561	–	–	–	–	–	–	–	1,123
	$17,189	$10,779	$1,442	$100	$1,542	$476	$17,299	$–	$–	$47,285

(a)	Includes litigation costs (included in other operating expenses) of $4.6 million.
(b)

Includes severance costs (included in salaries, wages and benefits) of $4.8 million and other operating expenses of $0.1 million related to restructuring activities (nursing center division − $3.2 million, rehabilitation division − $0.3 million (skilled nursing rehabilitation services − $0.2 million and hospital rehabilitation services − $0.1 million), care management division − $0.8 million and corporate − $0.6 million).

(c)	Includes lease cancellation charges (included in rent) of $0.3 million incurred in connection with restructuring activities.
(d)	Includes $56.6 million of charges (included in interest expense) associated with debt refinancing.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Results of Operations – Continuing Operations (Continued)

Consolidating statement of operations follows (unaudited) (Continued):

	Six months ended June 30, 2013
			Rehabilitation division
	Hospital division (a)	Nursing center division (a)	Skilled nursing services (a)	Hospital services (a)	Total	Care management division (a)	Corporate (a,b)	Transaction costs	Eliminations	Consolidated
Revenues	$1,264,418	$535,052	$508,397	$144,300	$652,697	$104,660	$–	$–	$(106,363)	$2,450,464
Salaries, wages and benefits	551,019	258,425	454,718	98,656	553,374	80,044	54,930	–	(308)	1,497,484
Supplies	132,883	25,282	1,596	62	1,658	4,563	363	–	–	164,749
Rent	99,803	47,980	2,432	36	2,468	2,341	1,251	–	–	153,843
Other operating expenses	303,582	186,838	17,182	7,849	25,031	13,306	34,902	1,052	(106,055)	458,656
Other (income) expense	75	(656)	39	28	67	–	(521)	–	–	(1,035)
Impairment charges	584	41	–	–	–	–	–	–	–	625
Depreciation and amortization	37,247	14,155	5,990	4,650	10,640	3,141	14,969	–	–	80,152
Interest expense	361	6	169	–	169	–	56,697	–	–	57,233
Investment income	(6)	(21)	(102)	–	(102)	–	(1,430)	–	–	(1,559)
	1,125,548	532,050	482,024	111,281	593,305	103,395	161,161	1,052	(106,363)	2,410,148
Income from continuing operations before income taxes	$138,870	$3,002	$26,373	$33,019	$59,392	$1,265	$(161,161)	$(1,052)	$–	40,316
Provision for income taxes										15,713
Income from continuing operations										$24,603
Capital expenditures, excluding acquisitions (including discontinued operations):
Routine	$15,864	$10,078	$1,069	$77	$1,146	$534	$12,178	$–	$–	$39,800
Development	7,467	7	–	–	–	–	–	–	–	7,474
	$23,331	$10,085	$1,069	$77	$1,146	$534	$12,178	$–	$–	$47,274

(a)

Includes one-time bonus costs (included in salaries, wages and benefits) of $19.8 million (hospital division − $7.8 million, nursing center division − $4.6 million, rehabilitation division − $6.3 million (skilled nursing rehabilitation services − $5.0 million and hospital rehabilitation services − $1.3 million), care management division − $0.8 million and corporate − $0.3 million).

(b)	Includes $1.4 million of charges (included in interest expense) associated with debt refinancing.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Results of Operations – Continuing Operations (Continued)

Operating data:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Hospital division data:
End of period data:
Number of hospitals:
Transitional care	97	97
Inpatient rehabilitation	5	5
	102	102
Number of licensed beds:
Transitional care	7,145	7,059
Inpatient rehabilitation	215	215
	7,360	7,274
Revenue mix %:
Medicare	58.9	60.7	59.6	61.6
Medicaid	6.6	5.9	6.5	5.6
Medicare Advantage	11.0	11.1	11.1	10.7
Medicaid Managed	2.9	1.9	2.6	1.9
Commercial insurance and other	20.6	20.4	20.2	20.2
Admissions:
Medicare	9,410	9,432	19,268	19,706
Medicaid	914	744	1,749	1,429
Medicare Advantage	1,449	1,474	2,964	2,993
Medicaid Managed	381	208	698	417
Commercial insurance and other	2,055	1,869	4,162	3,820
	14,209	13,727	28,841	28,365
Admissions mix %:
Medicare	66.2	68.7	66.8	69.5
Medicaid	6.4	5.4	6.1	5.0
Medicare Advantage	10.2	10.8	10.3	10.5
Medicaid Managed	2.7	1.5	2.4	1.5
Commercial insurance and other	14.5	13.6	14.4	13.5
Patient days:
Medicare	230,122	234,490	469,881	486,685
Medicaid	32,821	30,425	65,730	59,190
Medicare Advantage	44,094	43,040	89,073	86,056
Medicaid Managed	13,247	8,342	23,980	17,150
Commercial insurance and other	61,892	57,091	124,750	120,318
	382,176	373,388	773,414	769,399
Average length of stay:
Medicare	24.5	24.9	24.4	24.7
Medicaid	35.9	40.9	37.6	41.4
Medicare Advantage	30.4	29.2	30.1	28.8
Medicaid Managed	34.8	40.1	34.4	41.1
Commercial insurance and other	30.1	30.5	30.0	31.5
Weighted average	26.9	27.2	26.8	27.1
Revenues per admission:
Medicare	$39,559	$39,004	$39,520	$39,550
Medicaid	45,392	48,221	47,687	49,769
Medicare Advantage	48,067	45,709	47,899	45,007
Medicaid Managed	48,953	55,496	48,421	57,137
Commercial insurance and other	63,315	66,306	61,981	66,859
Weighted average	44,490	44,190	44,333	44,577
Revenues per patient day:
Medicare	$1,618	$1,569	$1,621	$1,601
Medicaid	1,264	1,179	1,269	1,202
Medicare Advantage	1,580	1,565	1,594	1,565
Medicaid Managed	1,408	1,384	1,409	1,389
Commercial insurance and other	2,102	2,171	2,068	2,123
Weighted average	1,654	1,625	1,653	1,643
Medicare case mix index (discharged patients only)	1.18	1.18	1.18	1.18
Average daily census	4,200	4,103	4,273	4,251
Occupancy %	64.9	63.5	66.1	65.9
Annualized employee turnover %	20.8	21.7

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Results of Operations – Continuing Operations (Continued)

Operating data (Continued):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Nursing center division data:
End of period data:
Number of facilities:
Nursing centers:
Owned or leased	94	94
Managed	4	4
Assisted living facilities	6	6
	104	104
Number of licensed beds:
Nursing centers:
Owned or leased	11,909	11,921
Managed	485	485
Assisted living facilities	341	341
	12,735	12,747
Revenue mix %:
Medicare	31.8	34.0	31.9	34.5
Medicaid	39.7	36.4	40.0	36.0
Medicare Advantage	8.1	8.3	8.4	8.2
Medicaid Managed	3.6	3.5	3.4	3.5
Private and other	16.8	17.8	16.3	17.8
Patient days (a):
Medicare	149,385	158,780	298,342	326,171
Medicaid	506,917	506,025	1,023,404	1,011,987
Medicare Advantage	51,355	51,337	105,759	103,032
Medicaid Managed	55,997	52,532	105,854	105,032
Private and other	155,530	163,167	308,337	326,808
	919,184	931,841	1,841,696	1,873,030
Patient day mix % (a):
Medicare	16.3	17.0	16.2	17.4
Medicaid	55.1	54.3	55.6	54.0
Medicare Advantage	5.6	5.5	5.7	5.5
Medicaid Managed	6.1	5.7	5.8	5.6
Private and other	16.9	17.5	16.7	17.5
Revenues per patient day (a):
Medicare Part A	$551	$527	$551	$528
Total Medicare (including Part B)	597	567	597	566
Medicaid	220	190	218	190
Medicaid (net of provider taxes) (b)	197	168	196	168
Medicare Advantage	442	430	442	428
Medicaid Managed	180	177	179	177
Private and other	302	289	295	291
Weighted average	305	284	303	286
Average daily census (a)	10,101	10,240	10,175	10,348
Admissions (a)	10,170	10,066	20,422	20,872
Occupancy % (a)	80.2	81.5	80.7	82.4
Medicare average length of stay (a)	29.7	31.1	29.7	30.7
Annualized employee turnover %	40.7	44.0

(a)	Excludes managed facilities.
(b)	Provider taxes are recorded in other operating expenses for all periods presented.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Results of Operations – Continuing Operations (Continued)

Operating data (Continued):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Rehabilitation division data:
Skilled nursing rehabilitation services:
Revenue mix %:
Company-operated	12	11	12	11
Non-affiliated	88	89	88	89
Sites of service (at end of period)	1,863	1,713
Revenue per site	$136,333	$145,736	$273,694	$295,389
Therapist productivity %	79.8	80.4	79.9	80.7
Hospital rehabilitation services:
Revenue mix %:
Company-operated	30	33	31	32
Non-affiliated	70	67	69	68
Sites of service (at end of period):
Inpatient rehabilitation units	104	103
LTAC hospitals	118	123
Sub-acute units	9	8
Outpatient units	143	104
	374	338
Revenue per site	$201,400	$206,441	$396,557	$430,907
Annualized employee turnover %	14.7	13.2

Hospital division

Revenues increased 4% to $633 million in the second quarter of 2014 compared to $606 million for the same period in 2013 and increased 1% to $1.28 billion for the six months ended June 30, 2014 from $1.26 billion for the same period in 2013. The increase in revenues in both periods was primarily a result of an increase in volumes and aggregate reimbursement rates. Aggregate same-facility admissions increased 3% and 1% in the second quarter of 2014 and for the six months ended June 30, 2014 compared to the respective prior year periods. Same-facility average daily census increased 2% in the second quarter of 2014 and was relatively unchanged for the six months ended June 30, 2014 compared to the respective prior year periods.

Operating income for the three months ended June 30, 2014 included $5 million related to litigation costs. Excluding these charges, hospital operating margins increased for the three months ended June 30, 2014 compared to the three months ended June 30, 2013, primarily as a result of an increase in reimbursement rates and operating efficiencies associated with increased volumes. Operating income for the six months ended June 30, 2014 included $5 million related to litigation costs. Operating income for the six months ended June 30, 2013 included $8 million related to one-time bonus costs. Excluding these charges, hospital operating margins declined slightly for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 due to changes in revenue mix with growth in Medicaid and Medicaid Managed volumes and revenues that have lower reimbursement per patient day than Medicare, Medicare Advantage and commercial payors.

Average hourly wage rates increased 2% in the second quarter of 2014 and were relatively unchanged for the six months ended June 30, 2014 compared to the respective prior year periods. Employee benefit costs increased 6% in the second quarter of 2014 compared to the same period last year, primarily as a result of an increase in health expense, and were relatively unchanged for the six months ended June 30, 2014 compared to the same period last year.

Professional liability costs were $10 million and $7 million in the second quarter of 2014 and 2013, respectively, and $18 million and $15 million for the six months ended June 30, 2014 and 2013, respectively. The increase in professional liability costs was attributable to an increase in the frequency and severity of claims.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Results of Operations – Continuing Operations (Continued)

Nursing center division

Revenues increased 6% to $280 million in the second quarter of 2014 compared to $265 million for the same period in 2013 and increased 4% to $558 million for the six months ended June 30, 2014 from $535 million for the same period in 2013. The increase in revenues in both periods was primarily a result of an increase in aggregate revenue rates. Revenue rates in the second quarter of 2014 and for the six months ended June 30, 2014 benefited from the Company’s participation in an inter-governmental payment program in the state of Indiana that provides federal matching funds under Medicaid for nursing center providers that partner with county-owned hospitals. The Company operated seven nursing centers under this program beginning July 1, 2013 and added eight additional nursing centers on January 1, 2014. Average daily census declined 1% and 2% in the second quarter of 2014 and for the six months ended June 30, 2014 compared to the respective prior year periods, primarily as a result of the decline in Medicare average length of stay in the second quarter of 2014 and a decline in admissions and Medicare average length of stay for the six months ended June 30, 2014. Admissions increased 1% in the second quarter of 2014 and declined 2% for the six months ended June 30, 2014 compared to the respective prior year periods. The decline in admissions for the six months ended June 30, 2014 was primarily attributable to generally lower healthcare utilization experienced by the Company and some of its referral sources.

Operating income for the three months ended June 30, 2014 included $3 million related to severance costs. Excluding these charges, nursing center operating margins increased for the three months ended June 30, 2014 compared to the three months ended June 30, 2013. Operating income for the six months ended June 30, 2014 included $3 million related to severance costs. Operating income for the six months ended June 30, 2013 included $5 million related to one-time bonus costs. Excluding these charges, nursing center operating margins increased for the six months ended June 30, 2014 compared to the six months ended June 30, 2013. The increase in operating income margins for both periods was primarily a result of an increase in aggregate revenue rates and cost efficiencies.

Average hourly wage rates increased 4% and 3% in the second quarter of 2014 and for the six months ended June 30, 2014 compared to the respective prior year periods. Employee benefit costs increased 7% in the second quarter of 2014 compared to the same period last year, primarily as a result of an increase in health expense. Employee benefit costs decreased 2% for the six months ended June 30, 2014 compared to the same period last year, primarily as a result of a reduction in workers compensation expense.

Professional liability costs were $6 million and $8 million in the second quarter of 2014 and 2013, respectively, and $11 million and $15 million for the six months ended June 30, 2014 and 2013, respectively. The decreases in professional liability costs were attributable to improvement in the frequency and severity of claims.

Rehabilitation division

Skilled nursing rehabilitation services

Revenues increased 2% to $254 million in the second quarter of 2014 compared to $249 million for the same period in 2013 and were relatively unchanged at $508 million for the six months ended June 30, 2014 compared to the same period in 2013. The increase in revenues in the second quarter of 2014 was primarily attributable to contract growth and growth in the volume of services provided to existing customers. Revenues derived from non-affiliated customers aggregated $223 million and $221 million in the second quarter of 2014 and 2013, respectively, and $448 million and $451 million for the six months ended June 30, 2014 and 2013, respectively.

Operating margins decreased in the second quarter of 2014 compared to the same period in 2013, primarily as a result of contract pricing concessions provided to customers impacted by Medicare reimbursement reductions under the Taxpayer Relief Act that became effective April 1, 2013. Operating income for the six months ended June 30, 2013 included $5 million related to one-time bonus costs. Excluding these charges, operating margins decreased for the six months ended June 30, 2014 compared to the six months ended June 30, 2013, primarily as a result of the Medicare reimbursement reductions discussed above.

Employee benefit costs increased 5% in the second quarter of 2014, primarily as a result of an increase in health expense, and were relatively unchanged for the six months ended June 30, 2014 compared to the respective prior year periods.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Results of Operations – Continuing Operations (Continued)

Rehabilitation division (Continued)

Hospital rehabilitation services

Revenues increased 8% to $75 million in the second quarter of 2014 compared to $70 million for the same period in 2013 and increased 3% to $149 million for the six months ended June 30, 2014 from $144 million for the same period in 2013. The increase in revenues in both periods was primarily attributable to an acquisition completed in the fourth quarter of 2013. Revenues derived from non-affiliated customers aggregated $52 million and $47 million in the second quarter of 2014 and 2013, respectively, and $103 million and $97 million for the six months ended June 30, 2014 and 2013, respectively.

Operating margins decreased for the three months ended June 30, 2014 compared to the three months ended June 30, 2013, primarily as a result of an increase in the provision for doubtful accounts. Operating income for the six months ended June 30, 2013 included $1 million related to one-time bonus costs. Excluding these charges, operating margins were relatively unchanged for the six months ended June 30, 2014 compared to the six months ended June 30, 2013.

Employee benefit costs increased 11% and 5% in the second quarter of 2014 and for the six months ended June 30, 2014 compared to the respective prior year periods, primarily as a result of an increase in health expense and paid time off expense associated with an increased employee count as a result of an acquisition completed in the fourth quarter of 2013.

Care management division

Revenues increased 66% to $88 million in the second quarter of 2014 compared to $53 million for the same period in 2013 and increased 68% to $176 million for the six months ended June 30, 2014 from $105 million for the same period in 2013. The growth in revenues in both periods was primarily attributable to acquisitions completed during 2013.

Operating income for the three months ended June 30, 2014 included $1 million related to severance costs. Excluding these charges, operating margins increased for the three months ended June 30, 2014 compared to the three months ended June 30, 2013, primarily related to increased operating efficiencies associated with progress in integrating and standardizing activities in this business segment. Operating income for the six months ended June 30, 2014 included $1 million related to severance costs. Operating income for the six months ended June 30, 2013 included $1 million related to one-time bonus costs. Excluding these charges, operating margins were relatively unchanged for the six months ended June 30, 2014 compared to the six months ended June 30, 2013.

Corporate overhead

Operating income for the Company’s operating divisions excludes allocations of corporate overhead. These costs aggregated $48 million and $43 million in the second quarter of 2014 and 2013, respectively, and $92 million and $89 million for the six months ended June 30, 2014 and 2013, respectively. The increase in corporate overhead in both periods was primarily attributable to an increase in incentive compensation costs and legal costs. As a percentage of consolidated revenues, corporate overhead totaled 3.8% and 3.6% in the second quarter of 2014 and 2013, respectively, and 3.6% for both the six months ended June 30, 2014 and 2013.

Transaction costs

Operating results included transaction costs associated with acquisition activities totaling $4 million and $0.1 million in the second quarter of 2014 and 2013, respectively, and $5 million and $1 million for the six months ended June 30, 2014 and 2013, respectively. Transaction costs in all periods were included in salaries, wages and benefits, and other operating expenses.

Other expenses

Rent expense increased 4% to $80 million in the second quarter of 2014 compared to $77 million for the same period of 2013 and increased 5% to $161 million for the six months ended June 30, 2014 from $154 million for the same period in 2013. The increase in both periods was primarily attributable to an increase in straight-line rent expense totaling $5 million and $9 million in the second quarter of 2014 and for the six months ended June 30, 2014, respectively, associated with the September 30, 2013 renewal of 26 nursing centers and 22 TC hospitals leased from Ventas, and contingent rent increases.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Results of Operations – Continuing Operations (Continued)

Other expenses (Continued)

Depreciation and amortization expense increased 2% to $40 million in the second quarter of 2014 compared to $38 million for the same period of 2013 and decreased 2% to $79 million for the six months ended June 30, 2014 from $80 million for the same period in 2013. The increase in the second quarter of 2014 resulted from the Company’s ongoing capital expenditure program. The decrease for the six months ended June 30, 2014 resulted from an increase in assets becoming fully depreciated as compared to the same periods in 2013.

Interest expense in the second quarter of 2014 and for the six months ended June 30, 2014 included $57 million of charges associated with debt refinancing. Interest expense in the second quarter of 2013 and for the six months ended June 30, 2013 included $1 million of charges associated with debt refinancing. Excluding these charges, interest expense decreased 14% to $24 million in the second quarter of 2014 compared to $28 million for the same period of 2013 and decreased 11% to $50 million for the six months ended June 30, 2014 from $56 million for the same period in 2013. The decrease in both periods was primarily attributable to lower borrowing levels and lower interest rates as compared to the same periods in 2013.

Consolidated results

Loss from continuing operations before income taxes aggregated $34 million in the second quarter of 2014 compared to income from continuing operations before income taxes of $23 million for the same period of 2013. Income from continuing operations before income taxes aggregated $2 million for the six months ended June 30, 2014 compared to $40 million for the same period of 2013. Loss from continuing operations aggregated $21 million in the second quarter of 2014 compared to income from continuing operations of $14 million for the same period of 2013. Income from continuing operations aggregated $1 million for the six months ended June 30, 2014 compared to $25 million for the same period of 2013. Severance costs, litigation costs, interest expense related to debt refinancing and transaction costs negatively impacted consolidated pretax operating results by $71 million ($45 million net of income taxes) in the second quarter of 2014 and by $72 million ($45 million net of income taxes) for the six months ended June 30, 2014. Interest expense related to debt refinancing and transaction costs negatively impacted the consolidated pretax operating results by $1 million ($1 million net of income taxes) in the second quarter of 2013. One-time bonus costs, debt refinancing costs and transaction costs negatively impacted the consolidated pretax operating results by $22 million ($13 million net of income taxes) for the six months ended June 30, 2013.

Results of Operations – Discontinued Operations

Loss from discontinued operations aggregated $8 million in the second quarter of 2014 compared to $1 million for the same period of 2013 and $15 million for the six months ended June 30, 2014 compared to $7 million for the same period of 2013. The Company recorded a net loss of $2 million and $11 million in the second quarter of 2014 and 2013, respectively, related to the divestiture of discontinued operations. The Company recorded a net loss of $5 million and $13 million for the six months ended June 30, 2014 and 2013, respectively, related to the divestiture of discontinued operations.

During the second quarter of 2014, the Company reclassified as discontinued for all periods presented the operations of three TC hospitals and two nursing centers that were either closed or divested through a planned sale of such facility or the expiration of a lease.

On September 30, 2013, the Company entered into agreements with Ventas to exit the 2013 Expiring Facilities. The lease term for the 2013 Expiring Facilities was initially scheduled to expire in April 2015. Under the terms of the agreements, the lease term for the 2013 Expiring Facilities will now expire on September 30, 2014 unless the Company and Ventas are able to transfer the operations earlier. Through June 30, 2014, the Company has transferred the operations of 43 of the 2013 Expiring Facilities to a new operator. Another facility was closed and its operating license and equipment were sold during the six months ended June 30, 2014. Proceeds from the sale of equipment and inventory for the 2013 Expiring Facilities totaled $9 million and $12 million for the three months and six months ended June 30, 2014, respectively. The Company has transferred the operations of an additional 12 of the 2013 Expiring Facilities since July 1, 2014. For accounting purposes, the 2013 Expiring Facilities qualified as assets held for sale and the Company reflected the operating results as discontinued operations in the accompanying unaudited condensed consolidated statement of operations for all historical periods.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Liquidity

Operating cash flows

Cash flows used in operations (including discontinued operations) aggregated $66 million for the six months ended June 30, 2014 compared to cash flows provided by operations of $78 million for the six months ended June 30, 2013. Operating cash flows for the six months ended June 30, 2014 were negatively impacted by $95 million ($66 million net of income taxes) for litigation, severance, retirement, retention, debt refinancing and transaction payments. Operating cash flows for the six months ended June 30, 2014 also were negatively impacted by growth in accounts receivable, increased cash settlements of certain previously-accrued balance sheet liabilities and other cash flow changes. The Company expects annual 2014 operating cash flows to be negatively impacted from previous expectations by approximately $45 million. Approximately one-half of this reduction relates to unanticipated revenue mix expansion into slower paying Medicaid, Medicaid Managed and commercial payors. Approximately one-fourth of this reduction relates to cash payments for previously accrued contingent reinsurance premiums for malpractice insurance, with the remainder relating to the net impact of a variety of factors.

Accounts receivable increased by $113 million for the six months ended June 30, 2014, of which approximately one-half was attributable to revenue growth during the period, approximately one-fourth was attributable to a revenue mix expansion into slower paying Medicaid, Medicaid Managed and temporary payment delays from three state Medicaid programs, and the remainder is attributable to a cash overpayment made under the Medicare periodic interim payment program along with other factors slowing the payment cycle and driving growth in accounts receivable days outstanding.

Operating cash flows for the six months ended June 30, 2013 were negatively impacted by $34 million ($21 million net of income taxes) for one-time employee bonus, severance, retention, debt refinancing and transaction payments.

The Company utilizes its Amended ABL Facility to meet working capital needs and finance its acquisition and development activities. As a result, the Company typically carries minimal amounts of cash on its consolidated balance sheet. Based upon the Company’s expected operating cash flows and the availability of borrowings under the Amended ABL Facility ($652 million at June 30, 2014), management believes that the Company has the necessary financial resources to satisfy its expected short-term and long-term liquidity needs.

Equity Offering

On June 25, 2014, the Company closed the underwritten public offering of 9,000,000 shares of Kindred common stock at a public offering price of $23.75 per share and granted the underwriters a 30-day option to purchase up to an additional 1,350,000 shares of Kindred common stock, of which 723,468 shares were purchased on July 14, 2014 at the public offering price of $23.75, less the underwriting discount. After giving effect to the over-allotment option, there were 64,507,940 shares outstanding as of June 30, 2014, as adjusted.

The Company used the net proceeds of $221 million from the Offering to pay down the Company’s Amended ABL Facility.

Dividend payments

The Company paid a quarterly cash dividend of $0.12 per common share on June 11, 2014 to shareholders of record as of the close of business on May 21, 2014. The Company also paid a quarterly cash dividend of $0.12 per common share on March 27, 2014 to shareholders of record as of the close of business on March 6, 2014. On August 6, 2014, the Company’s Board of Directors approved the quarterly cash dividend to its shareholders of $0.12 per common share to be paid on September 10, 2014 to shareholders of record as of the close of business on August 20, 2014. Future declarations of quarterly dividends will be subject to the approval of Kindred’s Board of Directors. The current cash dividend funding will require the use of approximately $31 million on an annual basis.

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

April 2014 Debt Refinancing

On April 9, 2014, the Company completed the refinancing of substantially all of its existing debt with $2.25 billion of secured and unsecured debt. The refinancing lowers borrowing costs, extends debt maturities, reduces interest rate risk, improves covenant flexibility and increases the available capacity under the Company’s Amended ABL Facility. Aside from the changes noted below, the terms and conditions of the Amended ABL Facility and the Amended Term Loan Facility are each substantially similar to their respective terms and conditions before the effectiveness of the ABL Amendment Agreement and Term Loan Amendment Agreement, as applicable. During the three months ended June 30, 2014, the Company paid approximately $57 million in premiums, lender fees and third party costs related to the April 2014 refinancing.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Liquidity (Continued)

ABL Amendment Agreement

On April 9, 2014, the Company entered into the ABL Amendment Agreement. The ABL Amendment Agreement amends and restates the Prior ABL Facility. As used herein, the “Amended ABL Facility” refers to the amended and restate Prior ABL Facility following the ABL Amendment Agreement.

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

The ABL Amendment Agreement also reduces the applicable interest rate margins for LIBOR borrowings under the Prior ABL Facility from a range of 2.50% to 3.00% (depending on average daily excess availability) to a range of 2.00% to 2.50%. The applicable interest rate margins for base rate borrowings are also reduced from a range of 1.50% to 2.00% (depending on average daily excess availability) to a range from 1.00% to 1.50%. At June 30, 2014, the applicable margin for borrowings under the Amended ABL Facility was 2.25% with respect to LIBOR borrowings and 1.25% with respect to base rate borrowings.

Term Loan Amendment Agreement

Also on April 9, 2014, the Company entered into the Term Loan Amendment Agreement. The Term Loan Amendment Agreement amends and restates the Prior Term Loan Facility. As used herein, the “Amended Term Loan Facility” refers to the amended and restated Prior Term Loan Facility following the Term Loan Amendment Agreement.

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

The Notes due 2022 bear interest at an annual rate of 6.375% and are senior unsecured obligations of the Company and of the Guarantors. The indenture governing the Notes due 2022 contains certain restrictive covenants that, among other things, limit the Company’s and its restricted subsidiaries’ ability to incur, assume or guarantee additional indebtedness; pay dividends, make distributions or redeem or repurchase capital stock; restrict dividends, loans or asset transfers from its subsidiaries; sell or otherwise dispose of assets; and enter into transactions with affiliates. These covenants are subject to a number of limitations and exceptions. The indenture governing the Notes due 2022 also contains customary events of default.

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

Redemption of the Notes Due 2019

On April 9, 2014, an irrevocable notice of redemption of the Notes due 2019 was delivered to the holders thereof, calling for redemption of the entire outstanding $550 million aggregate principal amount of the Notes due 2019 on the Redemption Date pursuant to the terms of the indenture governing the Notes due 2019. The Redemption Price was equal to 100% of the principal amount of the Notes due 2019 plus accrued and unpaid interest on the Notes due 2019 to but excluding the Redemption Date plus the Applicable Premium as defined in the indenture governing the Notes due 2019.

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

Interest rate swaps

In December 2011, the Company entered into two interest rate swap agreements to hedge its floating interest rate on an aggregate of $225 million of debt outstanding under the Prior Term Loan Facility. The interest rate swaps had an effective date of January 9, 2012, and will expire on January 11, 2016 and continue to apply to the Amended Term Loan Facility. The Company is required to make payments based upon a fixed interest rate of 1.8925% calculated on the notional amount of $225 million. In exchange, the Company will receive interest on $225 million at a variable interest rate that is based upon the three-month LIBOR, subject to a minimum rate of 1.5%. The Company determined these interest rate swaps continue to qualify for cash flow hedge accounting treatment at June 30, 2014. However, an amendment to the Prior Term Loan Facility completed in May 2013 reduced the LIBOR floor from 1.5% to 1.0%, therefore some partial ineffectiveness will result through the expiration of the interest rate swap agreement.

In March 2014, the Company entered into an additional interest rate swap agreement to hedge its floating interest rate on an aggregate of $400 million of debt outstanding under the Term Loan Amendment Agreement. On April 8, 2014, the Company completed a novation of a portion of its $400 million swap agreement to two new counterparties, each in the amount of $125 million. The original swap contract was not amended, terminated or otherwise modified. The interest rate swap had an effective date of April 9, 2014, and will expire on April 9, 2018. The Company is required to make payments based upon a fixed interest rate of 1.867% calculated on the notional amount of $400 million. In exchange, the Company will receive interest on $400 million at a variable interest rate that is based upon the three-month LIBOR, subject to a minimum rate of 1.0%. The Company determined this interest rate swap qualifies for cash flow hedge accounting treatment at June 30, 2014.

The Company records the effective portion of the gain or loss on these derivative financial instruments in accumulated other comprehensive income (loss) as a component of stockholders equity and records the ineffective portion of the gain or loss on these derivative financial instruments as interest expense. For the three months and six months ended June 30, 2014, the ineffectiveness related to the interest rate swaps was immaterial.

The aggregate fair value of the interest rate swaps recorded in other accrued liabilities was $4 million and $1 million at June 30, 2014 and December 31, 2013, respectively.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Liquidity (Continued)

Other financing activities

As a result of deterioration in professional liability and workers compensation underwriting results of the Company’s limited purpose insurance subsidiary in 2012, the Company made a capital contribution of $14 million during the six months ended June 30, 2013 to its limited purpose insurance subsidiary. This transaction was completed in accordance with applicable regulations and had no impact on earnings. No contribution was required to be paid during the three months ended June 30, 2014.

Capital Resources

Capital expenditures and acquisitions

Excluding acquisitions, routine capital expenditures (expenditures necessary to maintain existing facilities that generally do not increase capacity or add services) totaled $46 million for the six months ended June 30, 2014 compared to $40 million for the same period in 2013. Hospital development capital expenditures (primarily new and replacement facility construction) totaled $0.5 million for the six months ended June 30, 2014 compared to $7 million for the same period in 2013. Nursing center development capital expenditures (primarily the addition of transitional care services for higher acuity patients) totaled $0.5 million for the six months ended June 30, 2014 and were immaterial for the same period in 2013. Excluding acquisitions, the Company anticipates that routine capital spending for 2014 should approximate $100 million to $105 million and development capital spending should approximate $15 million to $20 million. Management expects that substantially all of these expenditures will be financed through internal sources. Management believes that its capital expenditure program is adequate to improve and equip existing facilities. At June 30, 2014, the estimated cost to complete and equip construction in progress approximated $16 million.

Acquisition expenditures totaled $24 million for the six months ended June 30, 2014 compared to $27 million for the same period in 2013. The Company financed these acquisitions with operating cash flows and its Amended ABL Facility.

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

LTAC Legislation

As part of the SGR Reform Act enacted on December 26, 2013, Congress adopted various legislative changes impacting LTAC hospitals (the “LTAC Legislation”). The LTAC Legislation creates new Medicare criteria and payment rules for LTAC hospitals. Under the new criteria, LTAC hospitals treating patients with at least a three-day prior stay in an acute care hospital intensive care unit and patients on prolonged mechanical ventilation admitted from an acute care hospital will continue to receive payment under the Long-Term Acute Care Prospective Payment System (“LTAC PPS”), a prospective payment system specifically for LTAC hospitals. Other patients will continue to have access to LTAC hospital care, whether they are admitted to LTAC hospitals from acute care hospitals or directly from other settings or the community. LTAC hospitals will be paid at a “site-neutral” rate for these patients, based on the lesser of per diem Medicare rates paid for patients with the same diagnoses under the prospective payment system for general short-term acute care hospitals (“IPPS”) or LTAC costs.

The effective date of the new patient criteria is October 1, 2015, followed by a two-year phase-in period tied to each LTAC hospital’s cost reporting period. During the phase-in period, payment for patients receiving the site neutral rate will be based 50% on the current LTAC PPS and 50% on the new site neutral rate. Nearly all of the Company’s TC hospitals have a cost reporting period starting on September 1 of each year. Accordingly, the phase-in will not begin for most of the Company’s TC hospitals until September 1, 2016 and full implementation of the new criteria will not begin until September 1, 2018.

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

CMS has regulations governing payments to a LTAC hospital that is co-located with another hospital (a “HIH”). The rules generally limit Medicare payments to the HIH if the Medicare admissions to the HIH from its co-located hospital exceed 25% of the total Medicare discharges for the HIH’s cost reporting period, known as the “25 Percent Rule.” There are limited exceptions for admissions from rural, urban single or a hospital that generates more than 25% of the Medicare discharges in a metropolitan statistical area (“MSA Dominant hospital”). Admissions that exceed this “25 Percent Rule” are paid using IPPS. Patients transferred after they have reached the short-term acute care outlier payment status are not counted toward the admission threshold. Patients admitted prior to meeting the admission threshold, as well as Medicare patients admitted from a non co-located hospital, are eligible for the full payment under LTAC PPS. If the HIH’s admissions from the co-located hospital exceed the limit in a cost reporting period, Medicare will pay the lesser of: (1) the amount payable under LTAC PPS; or (2) the amount payable under IPPS, which will likely reduce the Company’s revenues for such admissions. At June 30, 2014, the Company operated 20 HIHs with 768 licensed beds.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Other Information (Continued)

Effects of inflation and changing prices (Continued)

Hospital division

LTAC PPS maintains LTAC hospitals as a distinct provider type, separate from short-term acute care hospitals. Only providers certified as LTAC hospitals may be paid under this system. As of June 30, 2014, 96 of the Company’s TC hospitals are certified as LTAC hospitals (with certification pending for one TC hospital).

On August 4, 2014, CMS issued final regulations regarding Medicare reimbursement for LTAC hospitals for the federal fiscal year beginning October 1, 2014. Included in the final regulations are: (1) a market basket increase to the standard federal payment rate of 2.9%; (2) offsets to the standard federal payment rate mandated by the ACA of: (a) 0.5% to account for the effect of a productivity adjustment, and (b) 0.2% as required by statute; (3) a wage level budget neutrality factor of 1.0016703 applied to the adjusted standard federal payment rate; (4) adjustments to area wage indexes; and (5) an increase in the high cost outlier threshold per discharge to $14,972. In addition, the proposed regulations also would implement the third year of a three-year phase-in of a 3.75% budget neutrality adjustment which would reduce LTAC hospital rates by 1.3% in 2015. CMS has projected the impact of these changes will result in a 1.1% increase to average Medicare payments to LTAC hospitals.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Other Information (Continued)

Effects of inflation and changing prices (Continued)

Hospital division (Continued)

On July 31, 2014, CMS issued final regulations regarding Medicare reimbursement for IRFs for the federal fiscal year beginning October 1, 2014. Included in these final regulations are: (1) a market basket increase to the standard payment conversion factor of 2.9%; (2) offsets to the standard payment conversion factor mandated by the ACA of: (a) 0.5% to account for the effect of a productivity adjustment, and (b) 0.2% as required by statute; (3) adjustments to area wage indexes; and (4) a decrease in the high cost outlier threshold per discharge to $8,848. CMS has projected the impact of these changes will result in a 2.4% increase to average Medicare payments to IRFs.

On July 31, 2013, CMS issued final regulations regarding Medicare reimbursement for IRFs for the federal fiscal year beginning October 1, 2013. Included in these final regulations are: (1) a market basket increase to the standard payment conversion factor of 2.6%; (2) offsets to the standard payment conversion factor mandated by the ACA of: (a) 0.5% to account for the effect of a productivity adjustment, and (b) 0.3% as required by statute; (3) adjustments to area wage indexes; and (4) a decrease in the high cost outlier threshold per discharge to $9,272. CMS has projected the impact of these changes will result in a 2.3% increase to average Medicare payments to IRFs.

On July 25, 2012, CMS issued final regulations regarding Medicare reimbursement for IRFs for the federal fiscal year beginning October 1, 2012. Included in these final regulations are: (1) a market basket increase to the standard payment conversion factor of 2.7%; (2) offsets to the standard payment conversion factor mandated by the ACA of: (a) 0.7% to account for the effect of a productivity adjustment, and (b) 0.1% as required by statute; (3) adjustments to area wage indexes; and (4) a decrease in the high cost outlier threshold per discharge to $10,466.

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

Nursing center division

On July 31, 2014, CMS issued final regulations updating Medicare payment rates for nursing centers effective October 1, 2014. These final regulations implement a net market basket increase of 2.0% consisting of: (1) a 2.5% market basket inflation increase, less (2) a 0.5% adjustment to account for the effect of a productivity adjustment.

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

On April 1, 2014, PAMA was enacted, which directed CMS to create a value-based purchasing initiative applicable to nursing centers beginning October 1, 2018. The initiative will focus on a preventable hospital readmission measure to be provided on or before October 1, 2015 and corresponding preventable hospital readmission rates to be provided on or before October 1, 2016. Nursing centers will be ranked according to performance on this preventable hospital readmission rate, with corresponding incentive payments based upon such ranking. CMS also will reduce the Medicare per diem rate by 2% beginning October 1, 2018 in connection with the launch of this initiative.

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

Care management division

On July 1, 2014, CMS issued proposed regulations regarding Medicare payment rates for home health agencies effective January 1, 2015. These proposed regulations implement a net 0.3% reduction consisting of a 2.6% market basket inflation increase, less (1) a 0.4% productivity adjustment, and (2) a 2.5% rebasing adjustment mandated under the ACA.

On November 22, 2013, CMS issued final regulations regarding Medicare payment rates for home health agencies effective January 1, 2014. These final regulations implement a net 1.05% reduction consisting of a 2.3% market basket inflation increase, less (1) a 0.62% ICD-9 grouper refinement, and (2) a 2.73% rebasing adjustment mandated under the ACA. Rebasing the rates includes adjustments to the 60-day episode and per visit payment rates, the non-national medical supply conversion factor and low utilization payment factors. A rebasing adjustment will be applied in each of the next four years, beginning January 1, 2014.

On November 2, 2012, CMS issued final regulations regarding Medicare payment rates for home health agencies effective January 1, 2013. These final regulations implement a net market basket increase of 1.3% consisting of: (1) a 2.3% market basket inflation increase, less (2) a 1.0% adjustment mandated by the ACA. In addition, CMS implemented a 1.32% reduction in case mix.

On August 4, 2014, CMS issued final regulations regarding Medicare payment rates for hospice providers effective October 1, 2014. These final regulations implement a net market basket increase of 2.1% consisting of: (1) a 2.9% market basket inflation increase, less (2) offsets to the standard payment conversion factor mandated by the ACA of: (a) a 0.5% adjustment to account for the effect of a productivity adjustment, and (b) 0.3% as required by statute. In addition, CMS continued the phase-out of the wage index budget neutrality adjustment. CMS has projected the impact of these changes will result in a 1.4% increase in payments to hospice providers.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Condensed Consolidated Statement of Operations

(Unaudited)

(In thousands, except per share amounts)

	2013 Quarters				2014 Quarters
	First	Second	Third	Fourth	First	Second
Revenues	$1,259,434	$1,191,030	$1,175,445	$1,209,676	$1,286,742	$1,275,964
Salaries, wages and benefits	781,865	715,619	718,227	738,952	773,812	770,321
Supplies	84,146	80,603	79,498	78,694	81,988	80,794
Rent	76,519	77,324	76,762	80,921	81,048	80,209
Other operating expenses	230,675	227,981	261,842	245,262	249,604	261,418
Other (income) expense	(1,009)	(26)	51	(458)	(234)	(154)
Impairment charges	187	438	441	76,127	−	−
Depreciation and amortization	41,598	38,554	36,507	37,547	39,337	39,442
Interest expense	28,159	29,074	25,624	25,152	25,799	80,530
Investment income	(85)	(1,474)	(1,235)	(1,252)	(183)	(2,449)
	1,242,055	1,168,093	1,197,717	1,280,945	1,251,171	1,310,111
Income (loss) from continuing operations before income taxes	17,379	22,937	(22,272)	(71,269)	35,571	(34,147)
Provision (benefit) for income taxes	6,505	9,208	(6,510)	(20,522)	13,585	(13,082)
Income (loss) from continuing operations	10,874	13,729	(15,762)	(50,747)	21,986	(21,065)
Discontinued operations, net of income taxes:
Loss from operations	(5,376)	(1,050)	(25,466)	(7,150)	(6,501)	(8,153)
Loss on divestiture of operations	(2,025)	(10,852)	(65,016)	(5,994)	(3,006)	(2,018)
Loss from discontinued operations	(7,401)	(11,902)	(90,482)	(13,144)	(9,507)	(10,171)
Net income (loss)	3,473	1,827	(106,244)	(63,891)	12,479	(31,236)
(Earnings) loss attributable to noncontrolling interests:
Continuing operations	(467)	(116)	(841)	(2,466)	(4,529)	(4,828)
Discontinued operations	51	34	87	61	70	253
	(416)	(82)	(754)	(2,405)	(4,459)	(4,575)
Income (loss) attributable to Kindred	$3,057	$1,745	$(106,998)	$(66,296)	$8,020	$(35,811)
Amounts attributable to Kindred stockholders:
Income (loss) from continuing operations	$10,407	$13,613	$(16,603)	$(53,213)	$17,457	$(25,893)
Loss from discontinued operations	(7,350)	(11,868)	(90,395)	(13,083)	(9,437)	(9,918)
Net income (loss)	$3,057	$1,745	$(106,998)	$(66,296)	$8,020	$(35,811)
Earnings (loss) per common share:
Basic:
Income (loss) from continuing operations	$0.20	$0.25	$(0.31)	$(1.02)	$0.32	$(0.48)
Discontinued operations:
Loss from operations	(0.10)	(0.02)	(0.49)	(0.14)	(0.11)	(0.15)
Loss on divestiture of operations	(0.04)	(0.20)	(1.24)	(0.11)	(0.06)	(0.04)
Loss from discontinued operations	(0.14)	(0.22)	(1.73)	(0.25)	(0.17)	(0.19)
Net income (loss)	$0.06	$0.03	$(2.04)	$(1.27)	$0.15	$(0.67)
Diluted:
Income (loss) from continuing operations	$0.20	$0.25	$(0.31)	$(1.02)	$0.32	$(0.48)
Discontinued operations:
Loss from operations	(0.10)	(0.02)	(0.49)	(0.14)	(0.11)	(0.15)
Loss on divestiture of operations	(0.04)	(0.20)	(1.24)	(0.11)	(0.06)	(0.04)
Loss from discontinued operations	(0.14)	(0.22)	(1.73)	(0.25)	(0.17)	(0.19)
Net income (loss)	$0.06	$0.03	$(2.04)	$(1.27)	$0.15	$(0.67)
Shares used in computing earnings (loss) per common share:
Basic	52,062	52,265	52,323	52,344	52,641	53,714
Diluted	52,083	52,284	52,323	52,344	52,711	53,714

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Operating Data

(Unaudited)

(In thousands)

	2013 Quarters				2014 Quarters
	First	Second	Third	Fourth	First	Second
Revenues:
Hospital division	$657,814	$606,604	$594,154	$606,988	$646,458	$632,156
Nursing center division	270,205	264,847	265,696	270,080	277,902	280,255
Rehabilitation division:
Skilled nursing rehabilitation services	258,750	249,647	245,330	243,280	254,255	253,989
Hospital rehabilitation services	74,523	69,777	68,296	74,017	73,964	75,324
	333,273	319,424	313,626	317,297	328,219	329,313
Care management division	51,621	53,039	53,801	66,466	87,704	87,986
	1,312,913	1,243,914	1,227,277	1,260,831	1,340,283	1,329,710
Eliminations:
Skilled nursing rehabilitation services	(28,657)	(28,660)	(28,151)	(28,157)	(29,646)	(30,031)
Hospital rehabilitation services	(23,609)	(23,223)	(22,520)	(22,123)	(23,233)	(22,855)
Nursing centers	(1,213)	(1,001)	(1,161)	(875)	(662)	(860)
	(53,479)	(52,884)	(51,832)	(51,155)	(53,541)	(53,746)
	$1,259,434	$1,191,030	$1,175,445	$1,209,676	$1,286,742	$1,275,964
Income (loss) from continuing operations:
Operating income (loss):
Hospital division	$147,493	$129,366	$112,483	$126,788	$145,395	$132,878
Nursing center division	29,145	36,018	31,505	35,585	38,471	36,880
Rehabilitation division:
Skilled nursing rehabilitation services	13,239	21,623	(7,209)	14,260	18,328	19,982
Hospital rehabilitation services	18,132	19,573	18,215	18,005	19,820	20,084
	31,371	41,196	11,006	32,265	38,148	40,066
Care management division	2,786	3,961	1,085	2,131	4,697	7,065
Corporate:
Overhead	(45,585)	(43,196)	(39,157)	(48,557)	(44,050)	(48,365)
Insurance subsidiary	(509)	(384)	(482)	(539)	(406)	(443)
	(46,094)	(43,580)	(39,639)	(49,096)	(44,456)	(48,808)
Impairment charges	(187)	(438)	(441)	(76,127)	−	−
Transaction costs	(944)	(108)	(613)	(447)	(683)	(4,496)
Operating income	163,570	166,415	115,386	71,099	181,572	163,585
Rent	(76,519)	(77,324)	(76,762)	(80,921)	(81,048)	(80,209)
Depreciation and amortization	(41,598)	(38,554)	(36,507)	(37,547)	(39,337)	(39,442)
Interest, net	(28,074)	(27,600)	(24,389)	(23,900)	(25,616)	(78,081)
Income (loss) from continuing operations before income taxes	17,379	22,937	(22,272)	(71,269)	35,571	(34,147)
Provision (benefit) for income taxes	6,505	9,208	(6,510)	(20,522)	13,585	(13,082)
	$10,874	$13,729	$(15,762)	$(50,747)	$21,986	$(21,065)

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Operating Data (Continued)

(Unaudited)

(In thousands)

	2013 Quarters				2014 Quarters
	First	Second	Third	Fourth	First	Second
Rent:
Hospital division	$49,582	$50,221	$49,761	$52,623	$53,135	$52,526
Nursing center division	23,876	24,104	24,111	25,031	23,952	23,856
Rehabilitation division:
Skilled nursing rehabilitation services	1,235	1,197	1,123	1,171	1,089	1,067
Hospital rehabilitation services	17	19	19	51	51	22
	1,252	1,216	1,142	1,222	1,140	1,089
Care management division	1,186	1,155	1,193	1,567	2,256	2,177
Corporate	623	628	555	478	565	561
	$76,519	$77,324	$76,762	$80,921	$81,048	$80,209
Depreciation and amortization:
Hospital division	$19,722	$17,525	$16,750	$16,569	$16,985	$17,008
Nursing center division	7,341	6,814	6,479	6,860	7,542	7,686
Rehabilitation division:
Skilled nursing rehabilitation services	3,112	2,878	2,461	2,559	2,695	2,885
Hospital rehabilitation services	2,331	2,319	2,281	2,498	2,564	2,488
	5,443	5,197	4,742	5,057	5,259	5,373
Care management division	1,526	1,615	1,638	1,829	2,125	2,139
Corporate	7,566	7,403	6,898	7,232	7,426	7,236
	$41,598	$38,554	$36,507	$37,547	$39,337	$39,442
Capital expenditures, excluding acquisitions (including discontinued operations):
Hospital division:
Routine	$10,271	$5,593	$6,421	$6,286	$8,402	$8,225
Development	2,388	5,079	3,235	1,115	511	51
	12,659	10,672	9,656	7,401	8,913	8,276
Nursing center division:
Routine	5,819	4,259	5,584	7,361	5,055	5,163
Development	–	7	–	–	240	321
	5,819	4,266	5,584	7,361	5,295	5,484
Rehabilitation division:
Skilled nursing rehabilitation services:
Routine	605	464	860	679	849	593
Development	–	–	–	–	–	–
	605	464	860	679	849	593
Hospital rehabilitation services:
Routine	32	45	31	165	56	44
Development	–	–	–	–	–	–
	32	45	31	165	56	44
Care management division:
Routine	195	339	522	467	308	168
Development	–	–	–	–	–	–
	195	339	522	467	308	168
Corporate:
Routine:
Information systems	5,289	6,436	7,298	21,733	6,906	10,061
Other	159	294	2,436	1,265	101	231
	$24,758	$22,516	$26,387	$39,071	$22,428	$24,857

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Operating Data

(Unaudited)

	2013 Quarters				2014 Quarters
	First	Second	Third	Fourth	First	Second
Hospital division data:
End of period data:
Number of hospitals:
Transitional care	97	97	97	97	97	97
Inpatient rehabilitation	5	5	5	5	5	5
	102	102	102	102	102	102
Number of licensed beds:
Transitional care	7,059	7,059	7,073	7,105	7,145	7,145
Inpatient rehabilitation	215	215	215	215	215	215
	7,274	7,274	7,288	7,320	7,360	7,360
Revenue mix %:
Medicare	62.5	60.7	59.1	59.3	60.2	58.9
Medicaid	5.4	5.9	6.9	6.2	6.5	6.6
Medicare Advantage	10.2	11.1	11.1	11.7	11.2	11.0
Medicaid Managed	1.9	1.9	2.0	1.9	2.3	2.9
Commercial insurance and other	20.0	20.4	20.9	20.9	19.8	20.6
Admissions:
Medicare	10,274	9,432	9,010	9,255	9,858	9,410
Medicaid	685	744	788	712	835	914
Medicare Advantage	1,519	1,474	1,422	1,450	1,515	1,449
Medicaid Managed	209	208	225	252	317	381
Commercial insurance and other	1,951	1,869	1,874	1,818	2,107	2,055
	14,638	13,727	13,319	13,487	14,632	14,209
Admissions mix %:
Medicare	70.2	68.7	67.6	68.6	67.4	66.2
Medicaid	4.7	5.4	5.9	5.3	5.7	6.4
Medicare Advantage	10.4	10.8	10.7	10.7	10.3	10.2
Medicaid Managed	1.4	1.5	1.7	1.9	2.2	2.7
Commercial insurance and other	13.3	13.6	14.1	13.5	14.4	14.5
Patient days:
Medicare	252,195	234,490	223,639	226,662	239,759	230,122
Medicaid	28,765	30,425	31,569	29,799	32,909	32,821
Medicare Advantage	43,016	43,040	41,842	43,784	44,979	44,094
Medicaid Managed	8,808	8,342	8,264	8,238	10,733	13,247
Commercial insurance and other	63,227	57,091	59,575	57,334	62,858	61,892
	396,011	373,388	364,889	365,817	391,238	382,176
Average length of stay:
Medicare	24.5	24.9	24.8	24.5	24.3	24.5
Medicaid	42.0	40.9	40.1	41.9	39.4	35.9
Medicare Advantage	28.3	29.2	29.4	30.2	29.7	30.4
Medicaid Managed	42.1	40.1	36.7	32.7	33.9	34.8
Commercial insurance and other	32.4	30.5	31.8	31.5	29.8	30.1
Weighted average	27.1	27.2	27.4	27.1	26.7	26.9
Revenues per admission:
Medicare	$40,051	$39,004	$38,993	$38,869	$39,482	$39,559
Medicaid	51,450	48,221	51,934	52,635	50,201	45,392
Medicare Advantage	44,326	45,709	46,429	49,051	47,739	48,067
Medicaid Managed	58,770	55,496	52,771	46,112	47,781	48,953
Commercial insurance and other	67,389	66,306	66,170	69,876	60,679	63,315
Weighted average	44,939	44,190	44,609	45,006	44,181	44,490
Revenues per patient day:
Medicare	$1,632	$1,569	$1,571	$1,587	$1,623	$1,618
Medicaid	1,225	1,179	1,296	1,258	1,274	1,264
Medicare Advantage	1,565	1,565	1,578	1,624	1,608	1,580
Medicaid Managed	1,395	1,384	1,437	1,411	1,411	1,408
Commercial insurance and other	2,079	2,171	2,081	2,216	2,034	2,102
Weighted average	1,661	1,625	1,628	1,659	1,652	1,654
Medicare case mix index (discharged patients only)	1.18	1.18	1.16	1.16	1.17	1.18
Average daily census	4,400	4,103	3,966	3,976	4,347	4,200
Occupancy %	68.3	63.5	61.1	61.4	67.4	64.9
Annualized employee turnover %	22.1	21.7	21.4	21.3	20.7	20.8

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Operating Data (Continued)

(Unaudited)

	2013 Quarters				2014 Quarters
	First	Second	Third	Fourth	First	Second
Nursing center division data:
End of period data:
Number of facilities:
Nursing centers:
Owned or leased	94	94	94	94	94	94
Managed	4	4	4	4	4	4
Assisted living facilities	6	6	6	6	6	6
	104	104	104	104	104	104
Number of licensed beds:
Nursing centers:
Owned or leased	11,921	11,921	11,921	11,921	11,921	11,909
Managed	485	485	485	485	485	485
Assisted living facilities	341	341	341	341	341	341
	12,747	12,747	12,747	12,747	12,747	12,735
Revenue mix %:
Medicare	35.0	34.0	33.1	32.1	32.0	31.8
Medicaid	35.7	36.4	38.8	39.8	40.4	39.7
Medicare Advantage	8.2	8.3	7.3	7.8	8.6	8.1
Medicaid Managed	3.4	3.5	3.5	3.5	3.2	3.6
Private and other	17.7	17.8	17.3	16.8	15.8	16.8
Patient days (a):
Medicare	167,391	158,780	154,562	148,179	148,957	149,385
Medicaid	505,962	506,025	515,789	522,071	516,487	506,917
Medicare Advantage	51,695	51,337	45,338	48,537	54,404	51,355
Medicaid Managed	52,500	52,532	53,740	53,100	49,857	55,997
Private and other	163,641	163,167	162,506	159,518	152,807	155,530
	941,189	931,841	931,935	931,405	922,512	919,184
Patient day mix % (a):
Medicare	17.8	17.0	16.6	15.9	16.1	16.3
Medicaid	53.7	54.3	55.3	56.1	56.0	55.1
Medicare Advantage	5.5	5.5	4.9	5.2	5.9	5.6
Medicaid Managed	5.6	5.7	5.8	5.7	5.4	6.1
Private and other	17.4	17.5	17.4	17.1	16.6	16.9
Revenues per patient day (a):
Medicare Part A	$528	$527	$527	$542	$552	$551
Total Medicare (including Part B)	565	567	569	586	597	597
Medicaid	191	190	200	206	217	220
Medicaid (net of provider taxes) (b)	168	168	178	184	195	197
Medicare Advantage	427	430	428	435	441	442
Medicaid Managed	177	177	175	177	178	180
Private and other	292	289	283	284	288	302
Weighted average	287	284	285	290	301	305
Average daily census (a)	10,458	10,240	10,130	10,124	10,250	10,101
Admissions (a)	10,806	10,066	9,824	9,842	10,252	10,170
Occupancy % (a)	83.3	81.5	80.5	80.2	81.2	80.2
Medicare average length of stay (a)	30.4	31.1	31.8	31.5	29.8	29.7
Annualized employee turnover %	41.3	44.0	44.3	42.8	39.4	40.7

(a)	Excludes managed facilities.
(b)	Provider taxes are recorded in other operating expenses for all periods presented.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Operating Data (Continued)

(Unaudited)

	2013 Quarters				2014 Quarters
	First	Second	Third	Fourth	First	Second
Rehabilitation division data:
Skilled nursing rehabilitation services:
Revenue mix %:
Company-operated	11	11	11	12	12	12
Non-affiliated	89	89	89	88	88	88
Sites of service (at end of period)	1,729	1,713	1,768	1,806	1,851	1,863
Revenue per site	$149,653	$145,736	$138,762	$134,707	$137,361	$136,333
Therapist productivity %	81.1	80.4	79.8	79.5	80.0	79.8
Hospital rehabilitation services:
Revenue mix %:
Company-operated	32	33	33	30	31	30
Non-affiliated	68	67	67	70	69	70
Sites of services (at end of period):
Inpatient rehabilitation units	103	103	99	104	105	104
LTAC hospitals	123	123	122	121	121	118
Sub-acute units	8	8	7	10	10	9
Outpatient units	98	104	104	144	143	143
	332	338	332	379	379	374
Revenue per site	$224,466	$206,441	$205,711	$195,296	$195,157	$201,400
Annualized employee turnover %	10.4	13.2	14.0	13.7	12.5	14.7

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

The following table provides information as of June 30, 2014 about the Company’s financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted average interest rates by expected maturity date.

On April 9, 2014, the Company completed the refinancing of substantially all of its existing debt with $2.25 billion of secured and unsecured debt. The refinancing lowers borrowing costs, extends debt maturities, reduces interest rate risk, improves covenant flexibility and increases the available capacity under the Company’s Amended ABL Facility. See Note 10 of the notes to condensed consolidated financial statements.

Interest Rate Sensitivity

Principal (Notional) Amount by Expected Maturity

Average Interest Rate

(Dollars in thousands)

	Expected maturities							Fair value 6/30/14
	2014	2015	2016	2017	2018	Thereafter	Total
Liabilities:
Long-term debt, including amounts due within one year:
Fixed rate:
Notes due 2022	$–	$–	$–	$–	$–	$500,000	$500,000	$502,500
Average interest rate	–	–	–	–	–	6.4%
Variable rate:
Amended ABL Facility (a)	$–	$–	$–	$–	$–	$43,600	$43,600	$43,600
Amended Term Loan Facility (b,c)	5,000	10,000	10,000	10,000	10,000	955,000	1,000,000	1,000,000
Other (d)	116	3,720	–	–	–	–	3,836	3,836
	$5,116	$13,720	$10,000	$10,000	$10,000	$998,600	$1,047,436	$1,047,436

(a)

Interest on borrowings under the Company’s Amended ABL Facility is payable at a rate per annum equal to the applicable margin plus, at the Company’s option, either: (1) LIBOR determined by reference to the costs of funds for Eurodollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, or (2) a base rate determined by reference to the highest of: (a) the prime rate of JPMorgan Chase Bank, N.A., (b) the federal funds effective rate plus one-half of 1.00% and (c) LIBOR as described in subclause (1) plus 1.00%. At June 30, 2014, the applicable margin for borrowings under the Amended ABL Facility was 2.25% with respect to LIBOR borrowings and 1.25% with respect to base rate borrowings. Commencing with the completion of the Company’s first fiscal quarter ending after the ABL Amendment Agreement, the applicable margin is subject to adjustment each fiscal quarter, based upon average historical excess availability during the preceding quarter.

(b)

Interest on borrowings under the Amended Term Loan Facility is payable at a rate per annum equal to an applicable margin plus, at the Company’s option, either: (1) LIBOR determined by reference to the costs of funds for Eurodollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, or (2) a base rate determined by reference to the highest of: (a) the prime rate of JPMorgan Chase Bank, N.A., (b) the federal funds effective rate plus one-half of 1.00% and (c) LIBOR described in subclause (1) plus 1.00%. LIBOR is subject to an interest rate floor of 1.00%. The applicable margin for borrowings under the Amended Term Loan Facility was 3.00% with respect to LIBOR borrowings and 2.00% with respect to base rate borrowings. The expected maturities for the Amended Term Loan Facility excluded the original issue discount of approximately $7 million.

(c)

In December 2011, the Company entered into two interest rate swap agreements to hedge its floating interest rate on an aggregate of $225 million of debt outstanding on the Prior Term Loan Facility. The interest rate swaps had an effective date of January 9, 2012, and expire on January 11, 2016 and continue to apply to the Amended Term Loan Facility. The Company is required to make payments based upon a fixed interest rate of 1.8925% calculated on the notional amount of $225 million. In exchange, the Company will receive interest on $225 million at a variable interest rate that is based upon the three-month LIBOR, subject to a minimum rate of 1.5%. In March 2014, the Company entered into an additional interest rate swap agreement to hedge its floating interest rate on an aggregate of $400 million of debt outstanding under the Amended Term Loan Facility. On April 8, 2014, the Company completed a novation of a portion of its $400 million swap agreement to two new counterparties, each in the amount of $125 million. The original swap contract was not amended, terminated or otherwise modified. The interest rate swap had an effective date of April 9, 2014, and will expire on April 9, 2018. The Company is required to make payments based upon a fixed interest rate of 1.867% calculated on the notional amount of $400 million. In exchange, the Company will receive interest on $400 million at a variable interest rate that is based upon the three-month LIBOR, subject to a minimum rate of 1.0%.

(d)	Interest based upon LIBOR plus 4%.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures and Changes in Internal Control Over Financial Reporting

The Company has carried out an evaluation under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2014, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports that the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

There has been no change in the Company’s internal control over financial reporting during the Company’s quarter ended June 30, 2014, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company provides services in a highly regulated industry and is subject to various legal actions and regulatory and other governmental and internal audits and investigations in the ordinary course of business (including investigations resulting from the Company’s obligation to self-report suspected violations of law by the Company). The Company cannot predict the ultimate outcome of pending litigation and regulatory and other governmental and internal audits and investigations. The DOJ, CMS or other federal and state enforcement and regulatory agencies may conduct additional investigations related to the Company’s businesses in the future. These matters could potentially subject the Company to sanctions, damages, recoupments, fines and other penalties (some of which may not be covered by insurance), which may, either individually or in the aggregate, have a material adverse effect on the Company’s business, financial position, results of operations and liquidity. See Note 15 of the notes to condensed consolidated financial statements for a description of the Company’s other pending legal proceedings.

RehabCare investigation

The Company has responded to extensive document subpoenas and requests for employee interviews from the U.S. Attorney’s Office in Boston, Massachusetts concerning the operations of RehabCare, a therapy services company acquired by the Company on June 1, 2011. On July 22, 2014, the Company met with the DOJ in Boston regarding its investigation of RehabCare. The DOJ asserts, among other things, that rehabilitation therapy services provided to patients in skilled nursing centers were not delivered or billed in accordance with Medicare requirements, and that there may have been questionable financial arrangements between RehabCare and a vendor and certain skilled nursing facility customers. The Company is cooperating fully with the DOJ investigation. No estimate of the possible loss or range of loss resulting from this investigation can be made at this time. The Company disputes the allegations related to the DOJ investigation and will defend any related claims vigorously.

Class action lawsuit

On January 6, 2014, a purported class action complaint was filed in the federal district court for the Southern District of Florida against the Company and one of its subsidiaries.  The lawsuit, styled Pines Nursing Home, et al. v. Polaris and RehabCare Group, Inc., et al. alleges that one of the Company’s subsidiaries sent “junk” faxes in violation of the Telephone Consumer Protection Act of 1991 and the Junk Fax Prevention Act of 2005. The complaint seeks statutory damages, penalties, attorneys’ fees and an injunction prohibiting such conduct in the future. The Court denied plaintiff’s motion for class certification on June 20, 2014. Subsequently, the Company filed an offer of judgment for $49,900 which was accepted by the plaintiff on July 29, 2014. No estimate of the possible loss or range of loss resulting from this lawsuit in excess of this amount can be made at this time. The Company continues to dispute the allegations in the complaint.

Item 1A. Risk Factors

The following risk factors update the risk factors included in the Company’s Form 10-K for the year ended December 31, 2013 and should be read in conjunction therewith.

There can be no assurance that the Company will succeed in acquiring Gentiva.

Although the Company continues to seek a negotiated merger with Gentiva, no assurance can be given that the proposed acquisition of Gentiva will be completed. Gentiva has received an unsolicited proposal from an unnamed party and may identify other competing bidders, with which it may choose to negotiate rather than with the Company. In addition, the Gentiva board of directors adopted a shareholder rights plan (commonly known as a “poison pill”) to distribute one preferred share purchase right for each outstanding Gentiva share. The Company will not acquire more than 14.9% of the Gentiva shares unless the shareholder rights plan is withdrawn or is otherwise inapplicable, and Gentiva’s board of directors might not agree to do so. As a result of these or other factors, the Company’s proposed acquisition of Gentiva may not be completed.

PART II. OTHER INFORMATION (Continued)

Item 1A. Risk Factors (Continued)

Even if the Company acquires Gentiva, it may be on terms less favorable to the Company than the terms the Company has proposed, and it may be delayed significantly from the timetable currently contemplated. If the Company succeeds in signing a definitive agreement to acquire Gentiva, that agreement would be subject to customary closing conditions, and there can be no assurance that the closing conditions will be satisfied or waived or that other events will not intervene to delay or prevent the closing of the acquisition. A delay in closing, or a failure to complete the acquisition, could have a negative impact on the Company’s business and the trading price of the Company’s common stock. Whether or not the Company acquires Gentiva, the Company will incur substantial nonrecurring transaction costs in connection with its attempts to consummate these transactions.

If the Company acquires Gentiva, the Company will significantly increase its level of indebtedness and might issue additional common stock.

If the Company is successful in completing the acquisition of Gentiva, the consolidation of Gentiva will significantly increase the amount of the Company’s consolidated indebtedness. Gentiva reported in its Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 that it had $1,165 million in consolidated indebtedness as of such date. While the Company expects to refinance substantially all of such indebtedness in connection with the potential acquisition, such an increase in indebtedness could adversely affect the operations of the combined company and may restrict the Company’s ability to raise additional capital on terms favorable to the Company or at all.

In addition, it is possible that the Company will issue additional shares of common stock to pay part of the consideration in an acquisition of Gentiva, either pursuant to a new equity offering or pursuant to an agreement with Gentiva. The Company has entered into a lock-up agreement with the underwriters from its June 25, 2014 equity offering that restricts the Company from issuing new shares of common stock prior to August 18, 2014. Such restriction may be waived by the lead underwriters in their sole discretion at any time without notice. Any future issuance of common stock may dilute the value of the Company’s outstanding common stock.

If the Company completes the acquisition of Gentiva, it may become subject to unknown financial and regulatory liabilities of Gentiva which may have a material adverse effect on the Company’s profitability, financial condition and results of operations.

If the Company’s proposed acquisition of Gentiva is consummated, it may be subject to unknown liabilities of Gentiva, which may have a material adverse effect on the Company’s profitability, financial condition and results of operations. In addition, an acquisition of Gentiva may also permit a counterparty to an agreement with Gentiva to terminate that agreement because completion of an acquisition of Gentiva would cause a default or violate an anti-assignment, change of control, non-compete or similar clause. If this happens, the Company may have to seek to replace that agreement with a new agreement. The Company cannot assure shareholders that it will be able to replace a terminated agreement on comparable terms or at all. Depending on the importance of a terminated agreement to Gentiva’s business, failure to replace that agreement on similar terms or at all may increase the Company’s costs of operating Gentiva’s business or prevent the Company from operating part or all of Gentiva’s business following an acquisition.

Further, the home health and hospice businesses are highly regulated and are subject to compliance with federal and state laws and regulations, including those governing the Medicare and Medicaid programs. These include fraud and abuse laws (such as anti-kickback statutes, physician referral laws, and false claims acts), laws regulating privacy of health information, conditions of participation and requirements regarding medical necessity of services. Accordingly, home health and hospice businesses may be subject to government reviews, audits and investigations (including whistleblower suits). If the Company acquires Gentiva, the Company may be subject to unknown liabilities under these laws and regulations, which could have a material adverse effect on the Company’s profitability, financial condition and results of operations.

PART II. OTHER INFORMATION (Continued)

Item 1A. Risk Factors (Continued)

In respect of all information relating to Gentiva presented in, incorporated by reference into or omitted from, documents that the Company may file with the SEC, the Company has relied upon publicly available information, including information publicly filed by Gentiva with the SEC. The Company was not involved in the preparation of such information and statements. Any financial, operating, regulatory or other information regarding Gentiva that may be detrimental to the Company following the Company’s potential acquisition of Gentiva that has not been publicly disclosed by Gentiva, or errors or omissions in the Company’s analysis of the Gentiva acquisition due to the lack of access to Gentiva, may have an adverse effect on the Company’s financial condition or the benefits the Company expects to achieve through the consummation of the acquisition.

Acquiring Gentiva would substantially increase the scale of the Company, which will change the risks to which the Company is subject.

Gentiva is a large and complex company that would add significantly to the size and scale of the Company’s operations if the Company is successful in closing the potential acquisition. Gentiva reported in its annual report on Form 10-K for the year ended December 31, 2013 that it had $1,726 million in net revenues for 2013 and $1,262 million in total assets at December 31, 2013. It also reported that it has made numerous acquisitions and operates at approximately 550 locations in 40 states, which could expose the Company to increased integration, operational, employee management and regulatory risks. The Company cannot identify with certainty all the risks to which the acquisition of Gentiva may expose the Company or the effects it may have on the price of the Company’s shares or on the long-term value of the Company, including any risks related to Gentiva’s compliance with healthcare laws and regulations, contractual obligations and leases and those related to changes in payor mix, including Medicare.

The Company may not be able to successfully integrate the operations of Gentiva or other companies that it acquires with the Company’s own operations or realize the anticipated benefits or operating and financial synergies of the acquisition, which could materially and adversely affect the Company’s financial condition, results of operations and business prospects.

The Company may not be able to successfully integrate the operations of Gentiva or other companies that the Company may acquire with its own operations, and the Company may not realize all or any of the expected benefits or operating and financial synergies of any acquisition as and when planned. Such integration will be complex, costly and time-consuming. The Company expects that any such integration will require significant attention from senior management and will impose substantial demands on the Company’s operations and personnel, potentially diverting attention from other important pending projects. The Company may be unable to realize all the operating and financial synergies that it expects as a result of an acquisition within the timeframe expected, or at all, and the Company may incur additional and/or unexpected costs in order to realize them. In addition, operations of Gentiva and other companies that the Company acquires may not have the accretive effect on our earnings or cash flows that the Company expects. The Company’s expansion initiatives involve a number of risks and uncertainties that could adversely affect the Company’s operating results, disrupt its operations or expose the Company to additional risk if the Company is not able to successfully integrate operations, assets and personnel.

The difficulties and risks associated with any such integration include:

•

the possibility that the Company will fail to implement its business plans for the combined company, including as a result of new legislation or regulation in the healthcare industry that affects the timing or costs associated with the operations of the combined company or the Company’s integration plan;

•	possible inconsistencies in the standards, controls, procedures, policies and compensation structures of the two companies;

•	limitations prior to the consummation of an acquisition on the Company’s ability to work with management of the acquired company to develop an integration plan;

•	the increased scope and complexity of the Company’s operations;

•	the potential loss of key employees and the costs associated with the Company’s efforts to retain key employees;

•	provisions in the Company’s and an acquired company’s contracts with third parties that may limit the Company’s flexibility to take certain actions;

•	risks and limitations on the Company’s ability to consolidate corporate and administrative infrastructures of the combined companies, including integrating the information systems of such companies;

•	inability to operate acquired facilities profitably or succeed in achieving improvements in their financial performance; and

•	the possibility of unanticipated delays, costs or inefficiencies associated with the integration of operations with the Company’s own.

PART II. OTHER INFORMATION (Continued)

Item 1A. Risk Factors (Continued)

As a result of these difficulties and risks, the Company may not accomplish the integration of any acquired company’s business, including Gentiva’s business, smoothly, successfully or within the Company’s budgetary expectations. Accordingly, the Company may fail to realize some or all of the anticipated benefits of an acquisition, such as increase in the Company’s scale, diversification, cash flows and operational efficiency and meaningful accretion to the Company’s diluted earnings per share.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total number of shares (or units) purchased (a)	Average price paid per share (or unit) (b)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
Month #1 (April 1 – April 30)	8,280	$24.25	–	$–
Month #2 (May 1 – May 31)	7,193	24.66	–	–
Month #3 (June 1 – June 30)	6,221	24.52	–	–
Total	21,694	$24.46	–	$–

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

PART II. OTHER INFORMATION (Continued)

Item 6. Exhibits

4.1

Indenture (including form of Note), dated as of April 9, 2014, among Kindred Healthcare, Inc., the Guarantors party thereto and Wells Fargo Bank, National Association, as trustee. Exhibit 4.1 to the Company’s Current Report on Form 8-K dated April 9, 2014 (Comm. File No. 001-14057) is hereby incorporated by reference.

4.2

Registration Rights Agreement, dated as of April 9, 2014, among Kindred Healthcare, Inc., the Guarantors party thereto and J.P. Morgan Securities LLC, as representative of the initial purchasers. Exhibit 4.2 to the Company’s Current Report on Form 8-K dated April 9, 2014 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.1*

Second Amendment and Restatement Agreement dated as of April 9, 2014 to the Amended and Restated ABL Credit Agreement, by and among Kindred Healthcare, Inc., the other Credit Parties party thereto, the Consenting Lenders and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent. Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 9, 2014 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.2*

Third Amendment and Restatement Agreement dated as of April 9, 2014 to the Second Amended and Restated Term Loan Credit Agreement, by and among Kindred Healthcare, Inc., the other Credit Parties party thereto, the New Term Lenders and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent. Exhibit 10.2 to the Company’s Current Report on Form 8-K dated April 9, 2014 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.3

Kindred Healthcare, Inc. 2011 Stock Incentive Plan, Amended and Restated. Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A dated April 3, 2014 (Comm. File No. 001-14057) is hereby incorporated by reference.

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

KINDRED HEALTHCARE, INC.

Date: August 11, 2014	/s/ Paul J. Diaz
Paul J. Diaz
Chief Executive Officer

Date: August 11, 2014	/s/ Stephen D. Farber
Stephen D. Farber
Executive Vice President, Chief Financial Officer