Form 10-Q
period 2014-09-30
KINDRED HEALTHCARE, INC
filed 2014-11-07
CIK 1060009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at October 31, 2014
Common stock, $0.25 par value	64,623,953 shares

1 of 88

KINDRED HEALTHCARE, INC.

FORM 10-Q

INDEX

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited):
	Condensed Consolidated Statement of Operations – for the three months ended September 30, 2014 and 2013 and for the nine months ended September 30, 2014 and 2013	3
	Condensed Consolidated Statement of Comprehensive Loss – for the three months ended September 30, 2014 and 2013 and for the nine months ended September 30, 2014 and 2013	4
	Condensed Consolidated Balance Sheet – September 30, 2014 and December 31, 2013	5
	Condensed Consolidated Statement of Cash Flows – for the three months ended September 30, 2014 and 2013 and for the nine months ended September 30, 2014 and 2013	6
	Notes to Condensed Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	43
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	80
Item 4.	Controls and Procedures	81
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	82
Item 1A.	Risk Factors	82
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	86
Item 6.	Exhibits	87

KINDRED HEALTHCARE, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Revenues	$1,243,313	$1,175,445	$3,806,019	$3,625,909
Salaries, wages and benefits	756,434	718,227	2,300,567	2,215,711
Supplies	79,394	79,498	242,176	244,247
Rent	80,192	76,762	241,449	230,605
Other operating expenses	257,225	261,842	768,247	720,498
Other (income) expense	(353)	51	(741)	(984)
Impairment charges	−	441	−	1,066
Depreciation and amortization	39,023	36,507	117,802	116,659
Interest expense	22,516	25,624	128,845	82,857
Investment income	(343)	(1,235)	(2,975)	(2,794)
	1,234,088	1,197,717	3,795,370	3,607,865
Income (loss) from continuing operations before income taxes	9,225	(22,272)	10,649	18,044
Provision (benefit) for income taxes	3,079	(6,510)	3,582	9,203
Income (loss) from continuing operations	6,146	(15,762)	7,067	8,841
Discontinued operations, net of income taxes:
Loss from operations	(7,601)	(25,466)	(22,255)	(31,892)
Gain (loss) on divestiture of operations	1,387	(65,016)	(3,637)	(77,893)
Loss from discontinued operations	(6,214)	(90,482)	(25,892)	(109,785)
Net loss	(68)	(106,244)	(18,825)	(100,944)
(Earnings) loss attributable to noncontrolling interests:
Continuing operations	(4,372)	(841)	(13,729)	(1,424)
Discontinued operations	78	87	401	172
	(4,294)	(754)	(13,328)	(1,252)
Loss attributable to Kindred	$(4,362)	$(106,998)	$(32,153)	$(102,196)
Amounts attributable to Kindred stockholders:
Income (loss) from continuing operations	$1,774	$(16,603)	$(6,662)	$7,417
Loss from discontinued operations	(6,136)	(90,395)	(25,491)	(109,613)
Net loss	$(4,362)	$(106,998)	$(32,153)	$(102,196)
Loss per common share:
Basic:
Income (loss) from continuing operations	$0.03	$(0.31)	$(0.12)	$0.14
Discontinued operations:
Loss from operations	(0.12)	(0.49)	(0.39)	(0.59)
Gain (loss) on divestiture of operations	0.02	(1.24)	(0.06)	(1.44)
Loss from discontinued operations	(0.10)	(1.73)	(0.45)	(2.03)
Net loss	$(0.07)	$(2.04)	$(0.57)	$(1.89)
Diluted:
Income (loss) from continuing operations	$0.03	$(0.31)	$(0.12)	$0.14
Discontinued operations:
Loss from operations	(0.12)	(0.49)	(0.39)	(0.59)
Gain (loss) on divestiture of operations	0.02	(1.24)	(0.06)	(1.44)
Loss from discontinued operations	(0.10)	(1.73)	(0.45)	(2.03)
Net loss	$(0.07)	$(2.04)	$(0.57)	$(1.89)
Shares used in computing loss per common share:
Basic	62,863	52,323	56,443	52,218
Diluted	62,902	52,323	56,443	52,234
Cash dividends declared and paid per common share	$0.12	$0.12	$0.36	$0.12

See accompanying notes.

KINDRED HEALTHCARE, INC.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Net loss	$(68)	$(106,244)	$(18,825)	$(100,944)
Other comprehensive income (loss):
Available-for-sale securities (Note 8):
Change in unrealized investment gains	93	416	577	2,044
Reclassification of gains realized in net loss	(27)	(1,026)	(2,130)	(2,135)
Net change	66	(610)	(1,553)	(91)
Interest rate swaps (Note 1):
Change in unrealized gains (losses)	2,162	(183)	(884)	1,133
Reclassification of ineffectiveness realized in net loss	−	(104)	84	(380)
Reclassification of losses realized in net loss, net of payments	12	2	809	−
Net change	2,174	(285)	9	753
Income tax expense (benefit) related to items of other comprehensive income (loss)	(846)	286	891	(412)
Other comprehensive income (loss)	1,394	(609)	(653)	250
Comprehensive income (loss)	1,326	(106,853)	(19,478)	(100,694)
Earnings attributable to noncontrolling interests	(4,294)	(754)	(13,328)	(1,252)
Comprehensive loss attributable to Kindred	$(2,968)	$(107,607)	$(32,806)	$(101,946)

See accompanying notes.

KINDRED HEALTHCARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

(In thousands, except per share amounts)

	September 30,	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$81,784	$35,972
Cash – restricted	2,390	3,713
Insurance subsidiary investments	95,425	96,295
Accounts receivable less allowance for loss of $57,898 – September 30, 2014 and $41,025 – December 31, 2013	980,723	916,529
Inventories	25,952	25,780
Deferred tax assets	57,577	37,920
Income taxes	35,779	36,846
Other	42,727	43,673
	1,322,357	1,196,728
Property and equipment	1,962,492	1,906,366
Accumulated depreciation	(1,056,524)	(979,791)
	905,968	926,575
Goodwill	995,240	992,102
Intangible assets less accumulated amortization of $67,941 – September 30, 2014 and $52,211 – December 31, 2013	405,900	423,303
Assets held for sale	2,222	20,978
Insurance subsidiary investments	158,394	149,094
Deferred tax assets	−	17,043
Other	234,707	220,046
Total assets	$4,024,788	$3,945,869
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$158,397	$181,772
Salaries, wages and other compensation	346,957	361,192
Due to third party payors	47,320	33,747
Professional liability risks	66,974	60,993
Other accrued liabilities	138,620	146,495
Long-term debt due within one year	10,233	8,222
	768,501	792,421
Long-term debt	1,484,436	1,579,391
Professional liability risks	243,496	246,230
Deferred tax liabilities	7,683	−
Deferred credits and other liabilities	217,218	206,611
Commitments and contingencies (Note 10)
Equity:
Stockholders’ equity:
Common stock, $0.25 par value; authorized 175,000 shares; issued 64,612 shares – September 30, 2014 and 54,165 shares – December 31, 2013	16,153	13,541
Capital in excess of par value	1,357,134	1,146,193
Accumulated other comprehensive loss	(905)	(252)
Accumulated deficit	(112,044)	(76,825)
	1,260,338	1,082,657
Noncontrolling interests	43,116	38,559
Total equity	1,303,454	1,121,216
Total liabilities and equity	$4,024,788	$3,945,869

See accompanying notes.

KINDRED HEALTHCARE, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(In thousands)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Cash flows from operating activities:
Net loss	$(68)	$(106,244)	$(18,825)	$(100,944)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	39,579	42,831	121,805	142,745
Amortization of stock-based compensation costs	694	1,553	9,657	7,641
Amortization of deferred financing costs	1,982	2,509	21,211	9,529
Payment of capitalized lender fees related to debt issuance	−	(4,589)	(19,125)	(6,189)
Provision for doubtful accounts	14,695	13,152	35,588	34,489
Deferred income taxes	(32,777)	2,336	(11,274)	(22,985)
Impairment charges	9	8,995	673	10,077
Gain (loss) on divestiture of discontinued operations	(1,387)	65,016	3,637	77,893
Other	175	6,316	2,289	5,452
Change in operating assets and liabilities:
Accounts receivable	10,392	45,862	(102,503)	26,745
Inventories and other assets	(2,899)	3,467	(12,886)	67
Accounts payable	(3,592)	(12,901)	(22,469)	(31,979)
Income taxes	29,832	(27,969)	18,769	(5,269)
Due to third party payors	28,907	25,931	14,540	16,716
Other accrued liabilities	4,497	44,485	(16,765)	25,229
Net cash provided by operating activities	90,039	110,750	24,322	189,217
Cash flows from investing activities:
Routine capital expenditures	(21,263)	(23,152)	(67,425)	(62,952)
Development capital expenditures	(1,570)	(3,235)	(2,693)	(10,709)
Acquisitions, net of cash acquired	(38)	(12,173)	(24,136)	(39,106)
Acquisition deposit	−	(14,675)	−	(14,675)
Sale of assets	8,948	236,397	22,909	248,700
Purchase of insurance subsidiary investments	(74,101)	(7,765)	(97,394)	(30,360)
Sale of insurance subsidiary investments	8,447	9,899	34,967	35,427
Net change in insurance subsidiary cash and cash equivalents	65,928	(1,416)	54,372	(44,294)
Change in other investments	317	(140)	1,027	218
Other	(3)	79	(537)	(142)
Net cash provided by (used in) investing activities	(13,335)	183,819	(78,910)	82,107
Cash flows from financing activities:
Proceeds from borrowings under revolving credit	311,500	238,900	1,468,515	1,100,300
Repayment of borrowings under revolving credit	(355,100)	(519,200)	(1,724,615)	(1,363,600)
Proceeds from issuance of senior unsecured notes	–	–	500,000	–
Proceeds from issuance of term loan, net of discount	–	–	997,500	–
Repayment of senior unsecured notes	–	–	(550,000)	–
Repayment of term loan	(2,500)	–	(786,063)	(3,969)
Repayment of other long-term debt	(58)	(92)	(215)	(849)
Payment of deferred financing costs	(504)	(683)	(3,152)	(1,340)
Equity offering, net of offering costs	16,376	–	220,353	–
Issuance of common stock in connection with employee benefit plans	1,530	222	6,217	429
Dividends paid	(7,754)	(6,499)	(20,840)	(6,499)
Distributions to noncontrolling interests	(4,009)	(118)	(9,604)	(1,628)
Other	183	53	2,304	404
Net cash provided by (used in) financing activities	(40,336)	(287,417)	100,400	(276,752)
Change in cash and cash equivalents	36,368	7,152	45,812	(5,428)
Cash and cash equivalents at beginning of period	45,416	37,427	35,972	50,007
Cash and cash equivalents at end of period	$81,784	$44,579	$81,784	$44,579
Supplemental information:
Interest payments	$12,222	$7,899	$91,888	$63,744
Income tax payments (refunds)	909	2,886	(20,656)	16,716

See accompanying notes.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

Business

Kindred Healthcare, Inc. is a healthcare services company that through its subsidiaries operates transitional care (“TC”) hospitals, inpatient rehabilitation hospitals (“IRFs”), nursing centers, assisted living facilities, a contract rehabilitation services business and a home health and hospice business across the United States (collectively, the “Company” or “Kindred”). At September 30, 2014, the Company’s hospital division operated 97 TC hospitals (certified as long-term acute care (“LTAC”) hospitals under the Medicare program) and five IRFs in 22 states. The Company’s nursing center division operated 99 nursing centers and six assisted living facilities in 21 states. The Company’s rehabilitation division provided rehabilitation services primarily in hospitals and long-term care settings. The Company’s care management division (formerly known as the Company’s home health and hospice division) primarily provided home health, hospice and private duty services from 152 locations in 13 states.

The Company has completed several transactions related to the divestiture or planned divestiture of unprofitable hospitals and nursing centers to improve its future operating results. For accounting purposes, the operating results of these businesses and the gains, losses or impairments associated with these transactions have been classified as discontinued operations in the accompanying unaudited condensed consolidated statement of operations for all periods presented. Assets held for sale at September 30, 2014 have been measured at the lower of carrying value or estimated fair value less costs of disposal and have been classified as held for sale in the accompanying unaudited condensed consolidated balance sheet. See Note 2 for a summary of discontinued operations.

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

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION (Continued)

Equity

The following table sets forth the changes in equity attributable to noncontrolling interests and equity attributable to Kindred stockholders for the nine months ended September 30, 2014 and 2013 (in thousands):

For the nine months ended September 30, 2014:	Amounts attributable to Kindred stockholders	Noncontrolling interests	Total equity
Balance at December 31, 2013	$1,082,657	$38,559	$1,121,216
Comprehensive income (loss):
Net income (loss)	(32,153)	13,328	(18,825)
Other comprehensive loss	(653)	–	(653)
	(32,806)	13,328	(19,478)
Issuance of common stock in connection with employee benefit plans	6,217	–	6,217
Shares tendered by employees for statutory tax withholdings upon issuance of common stock	(6,129)	–	(6,129)
Income tax benefit in connection with the issuance of common stock under employee benefit plans	1,229	–	1,229
Stock-based compensation amortization	9,657	–	9,657
Equity offering, net of offering costs	220,353	–	220,353
Dividends paid	(20,840)	–	(20,840)
Contribution made by noncontrolling interests	–	833	833
Distributions to noncontrolling interests	–	(9,604)	(9,604)
Balance at September 30, 2014	$1,260,338	$43,116	$1,303,454
For the nine months ended September 30, 2013:
Balance at December 31, 2012	$1,256,159	$36,685	$1,292,844
Comprehensive income (loss):
Net income (loss)	(102,196)	1,252	(100,944)
Other comprehensive income	250	–	250
	(101,946)	1,252	(100,694)
Issuance of common stock in connection with employee benefit plans	429	–	429
Shares tendered by employees for statutory tax withholdings upon issuance of common stock	(2,987)	–	(2,987)
Income tax provision in connection with the issuance of common stock under employee benefit plans	(1,646)	–	(1,646)
Stock-based compensation amortization	7,641	–	7,641
Distributions to noncontrolling interests	–	(1,628)	(1,628)
Purchase of noncontrolling interests	–	268	268
Dividends paid	(6,499)	−	(6,499)
Balance at September 30, 2013	$1,151,151	$36,577	$1,187,728

On July 1, 2013, the Company entered into an agreement to manage seven nursing centers under an inter-governmental payment program partnership with county-owned hospitals in the state of Indiana. The Company began managing another eight nursing centers on January 1, 2014. The 15 nursing centers were consolidated by the Company for all periods presented and the income attributable to noncontrolling interest related to this program was $4.7 million in the third quarter of 2014 and $12.7 million for the nine months ended September 30, 2014. These nursing centers were wholly owned subsidiaries of the Company prior to entering into the new payment program.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION (Continued)

Derivative financial instruments

In December 2011, the Company entered into two interest rate swap agreements to hedge its floating interest rate on an aggregate of $225 million of debt outstanding under its senior secured term loan facility entered into in June 2011 (the “Prior Term Loan Facility”). The interest rate swaps had an effective date of January 9, 2012, and will expire on January 11, 2016 and continue to apply to the Amended Term Loan Facility (as defined). The Company is required to make payments based upon a fixed interest rate of 1.8925% calculated on the notional amount of $225 million. In exchange, the Company will receive interest on $225 million at a variable interest rate that is based upon the three-month London Interbank Offered Rate (“LIBOR”), subject to a minimum rate of 1.5%. The Company determined these interest rate swaps qualify for cash flow hedge accounting treatment at September 30, 2014. However, an amendment to the Prior Term Loan Facility completed in May 2013 reduced the LIBOR floor from 1.5% to 1.0%, therefore some partial ineffectiveness will result through the expiration of the interest rate swap agreement.

In March 2014, the Company entered into an additional interest rate swap agreement to hedge its floating interest rate on an aggregate of $400 million of debt outstanding under the Amended Term Loan Facility (as defined). On April 8, 2014, the Company completed a novation of a portion of its $400 million swap agreement to two new counterparties, each in the amount of $125 million. The original swap contract was not amended, terminated or otherwise modified. The interest rate swap had an effective date of April 9, 2014 and will expire on April 9, 2018. The Company is required to make payments based upon a fixed interest rate of 1.867% calculated on the notional amount of $400 million. In exchange, the Company will receive interest on $400 million at a variable interest rate that is based upon the three-month LIBOR, subject to a minimum rate of 1.0%. The Company determined these interest rate swaps qualify for cash flow hedge accounting treatment at September 30, 2014.

The Company records the effective portion of the gain or loss on these derivative financial instruments in accumulated other comprehensive income (loss) as a component of stockholders equity and records the ineffective portion of the gain or loss on these derivative financial instruments as interest expense. For the three months and nine months ended September 30, 2014, the ineffectiveness related to the interest rate swaps was immaterial.

The aggregate fair value of the interest rate swaps recorded in other accrued liabilities was $2.3 million and $1.4 million at September 30, 2014 and December 31, 2013, respectively. See Note 9.

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

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 2 – DISCONTINUED OPERATIONS

In accordance with the authoritative guidance for the impairment or disposal of long-lived assets, the divestitures or planned divestiture of unprofitable businesses discussed in Note 1 has been accounted for as discontinued operations. Accordingly, the results of operations of these businesses for all periods presented and the gains, losses or impairments associated with these transactions have been classified as discontinued operations, net of income taxes, in the accompanying unaudited condensed consolidated statement of operations. At September 30, 2014, the Company held for sale one hospital and four nursing centers reported as discontinued operations.

In April 2014, the Company acquired for resale the real estate of a previously leased nursing center for $1.2 million.

During the nine months ended September 30, 2014, the Company reclassified as discontinued for all periods presented the operations of three TC hospitals and two nursing centers that were either closed or divested through a planned sale of such facility or the expiration of a lease. The Company recorded a loss on divestiture of $2.9 million ($1.7 million net of income taxes) for the nine months ended September 30, 2014 related to these divestitures.

The Company allowed the lease to expire on a TC hospital during the nine months ended September 30, 2014 resulting in a loss on divestiture primarily related to a write-off of an indefinite-lived intangible asset of $3.4 million ($2.1 million net of income taxes) for the nine months ended September 30, 2014. The Company reflected the operating results of this TC hospital as discontinued operations in the accompanying unaudited condensed consolidated statement of operations for all historical periods.

On September 30, 2013, the Company entered into agreements with Ventas, Inc. (“Ventas”) to exit 60 nursing centers (collectively, the “2013 Expiring Facilities”). The lease term for the 2013 Expiring Facilities was initially scheduled to expire in April 2015. Under the terms of the agreements, the lease term for the 2013 Expiring Facilities was scheduled to expire on September 30, 2014 unless the Company and Ventas were able to transfer the operations earlier; provided, however, that the Company is obligated to continue to operate any 2013 Expiring Facility not transferred by September 30, 2014 for a limited amount of time and under certain reduced rent obligations provided for in the agreements. Through September 30, 2014, the Company has transferred the operations of 55 of the 2013 Expiring Facilities to new operators. Another facility was closed and its operating license and equipment were sold during the nine months ended September 30, 2014. Proceeds from the sale of equipment and inventory for the 2013 Expiring Facilities totaled $2.6 million and $14.1 million for the three months and nine months ended September 30, 2014, respectively. For accounting purposes, the 2013 Expiring Facilities qualified as assets held for sale at September 30, 2013 and the Company reflected the operating results as discontinued operations in the accompanying unaudited condensed consolidated statement of operations for all historical periods.

During the third quarter of 2013, the Company completed the sale of 16 non-strategic facilities (the “Vibra Facilities”) for

$187 million to an affiliate of Vibra Healthcare, LLC (“Vibra”). The net proceeds of $180 million from this transaction were used to reduce the Company’s borrowings under its prior $750 million senior secured asset-based revolving credit facility.

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

During the third quarter of 2013, the Company completed the sale of seven non-strategic nursing centers (the “Signature Facilities”) for $47 million to affiliates of Signature Healthcare, LLC (“Signature”). The proceeds from this transaction were used to reduce the Company’s borrowings under its prior $750 million senior secured asset-based revolving credit facility.

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

A summary of discontinued operations follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Revenues	$9,518	$197,514	$231,566	$822,696
Salaries, wages and benefits	8,542	96,375	123,088	405,426
Supplies	579	14,712	13,718	57,259
Rent	3,164	39,404	31,980	96,601
Other operating expenses	9,206	74,066	94,893	280,659
Other (income) expense	−	(10)	363	145
Impairment charges	9	8,554	673	9,011
Depreciation	556	6,324	4,003	26,086
Interest expense	1	11	16	41
Investment income	(6)	(2)	(474)	(33)
	22,051	239,434	268,260	875,195
Loss from operations before income taxes	(12,533)	(41,920)	(36,694)	(52,499)
Income tax benefit	(4,932)	(16,454)	(14,439)	(20,607)
Loss from operations	(7,601)	(25,466)	(22,255)	(31,892)
Gain (loss) on divestiture of operations	1,387	(65,016)	(3,637)	(77,893)
Loss from discontinued operations	(6,214)	(90,482)	(25,892)	(109,785)
Loss attributable to noncontrolling interests	78	87	401	172
Loss from discontinued operations	$(6,136)	$(90,395)	$(25,491)	$(109,613)

The following table sets forth certain discontinued operating data by business segment (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Revenues:
Hospital division	$242	$57,349	$25,936	$232,344
Nursing center division	9,276	140,165	205,630	590,352
	$9,518	$197,514	$231,566	$822,696
Operating income (loss):
Hospital division	$(3,399)	$4,157	$(3,110)	$31,069
Nursing center division	(5,419)	(340)	1,941	39,127
	$(8,818)	$3,817	$(1,169)	$70,196
Rent:
Hospital division	$602	$2,964	$3,722	$10,180
Nursing center division	2,562	36,440	28,258	86,421
	$3,164	$39,404	$31,980	$96,601
Depreciation:
Hospital division	$440	$3,082	$1,422	$11,532
Nursing center division	116	3,242	2,581	14,554
	$556	$6,324	$4,003	$26,086

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 2 – DISCONTINUED OPERATIONS (Continued)

A summary of the net assets held for sale follows (in thousands):

	September 30, 2014	December 31, 2013
Long-term assets:
Property and equipment, net	$1,714	$19,504
Other	508	1,474
	2,222	20,978
Current liabilities (included in other accrued liabilities)	−	(81)
	$2,222	$20,897

NOTE 3 – ACQUISITIONS

During the nine months ended September 30, 2014, the Company acquired the real estate of two previously leased nursing centers for $22.3 million. Annual rent associated with the nursing centers aggregated $2.0 million.

During the nine months ended September 30, 2013, the Company acquired the real estate of a previously leased hospital for $25.2 million. Annual rent associated with the hospital aggregated $2.5 million.

During the nine months ended September 30, 2013, the Company also acquired two home health and hospice businesses for $1.7 million.

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

NOTE 4 – REVENUES

Revenues are recorded based upon estimated amounts due from patients and third party payors for healthcare services provided, including anticipated settlements under reimbursement agreements with Medicare, Medicaid, Medicare Advantage, Medicaid Managed and other third party payors. Revenues under third party agreements are subject to examination and retroactive adjustment. Provisions for estimated third party adjustments are provided in the period the related services are rendered. Differences between the amounts accrued and subsequent settlements are recorded in the periods the interim or final settlements are determined.

A summary of revenues by payor type follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Medicare	$504,069	$476,280	$1,577,906	$1,512,871
Medicaid	157,943	148,950	474,679	422,387
Medicare Advantage	90,949	88,196	286,384	272,465
Medicaid Managed	35,387	21,276	88,132	63,653
Other	508,701	492,575	1,539,941	1,512,728
	1,297,049	1,227,277	3,967,042	3,784,104
Eliminations	(53,736)	(51,832)	(161,023)	(158,195)
	$1,243,313	$1,175,445	$3,806,019	$3,625,909

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 5 – EARNINGS (LOSS) PER SHARE AND DIVIDENDS

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

The Company paid a quarterly cash dividend of $0.12 per common share on September 10, 2014 to shareholders of record as of the close of business on August 20, 2014. The Company also paid a quarterly cash dividend of $0.12 per common share on June 11, 2014 to shareholders of record as of the close of business on May 21, 2014 and paid a quarterly cash dividend of $0.12 per common share on March 27, 2014 to shareholders of record as of the close of business on March 6, 2014. Future declarations of quarterly dividends will be subject to the approval of Kindred’s Board of Directors.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 5 – EARNINGS (LOSS) PER SHARE AND DIVIDENDS (Continued)

A computation of earnings (loss) per common share follows (in thousands, except per share amounts):

	Three months ended September 30,				Nine months ended September 30,
	2014		2013		2014		2013
	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted
Earnings (loss):
Amounts attributable to Kindred stockholders:
Income (loss) from continuing operations:
As reported in Statement of Operations	$1,774	$1,774	$(16,603)	$(16,603)	$(6,662)	$(6,662)	$7,417	$7,417
Allocation to participating unvested restricted stockholders	(45)	(45)	−	−	−	−	(234)	(234)
Available to common stockholders	$1,729	$1,729	$(16,603)	$(16,603)	$(6,662)	$(6,662)	$7,183	$7,183
Discontinued operations, net of income taxes:
Loss from operations:
As reported in Statement of Operations	$(7,523)	$(7,523)	$(25,379)	$(25,379)	$(21,854)	$(21,854)	$(31,720)	$(31,720)
Allocation to participating unvested restricted stockholders	191	191	−	−	−	−	1,000	1,000
Available to common stockholders	$(7,332)	$(7,332)	$(25,379)	$(25,379)	$(21,854)	$(21,854)	$(30,720)	$(30,720)
Gain (loss) on divestiture of operations:
As reported in Statement of Operations	$1,387	$1,387	$(65,016)	$(65,016)	$(3,637)	$(3,637)	$(77,893)	$(77,893)
Allocation to participating unvested restricted stockholders	(35)	(35)	−	−	−	−	2,456	2,455
Available to common stockholders	$1,352	$1,352	$(65,016)	$(65,016)	$(3,637)	$(3,637)	$(75,437)	$(75,438)
Loss from discontinued operations:
As reported in Statement of Operations	$(6,136)	$(6,136)	$(90,395)	$(90,395)	$(25,491)	$(25,491)	$(109,613)	$(109,613)
Allocation to participating unvested restricted stockholders	156	156	−	−	−	−	3,456	3,455
Available to common stockholders	$(5,980)	$(5,980)	$(90,395)	$(90,395)	$(25,491)	$(25,491)	$(106,157)	$(106,158)
Net loss:
As reported in Statement of Operations	$(4,362)	$(4,362)	$(106,998)	$(106,998)	$(32,153)	$(32,153)	$(102,196)	$(102,196)
Allocation to participating unvested restricted stockholders	111	111	−	−	−	−	3,222	3,221
Available to common stockholders	$(4,251)	$(4,251)	$(106,998)	$(106,998)	$(32,153)	$(32,153)	$(98,974)	$(98,975)
Shares used in the computation:
Weighted average shares outstanding - basic computation	62,863	62,863	52,323	52,323	56,443	56,443	52,218	52,218
Dilutive effect of employee stock options		39		−		−		16
Adjusted weighted average shares outstanding - diluted computation		62,902		52,323		56,443		52,234
Earnings (loss) per common share:
Income (loss) from continuing operations	$0.03	$0.03	$(0.31)	$(0.31)	$(0.12)	$(0.12)	$0.14	$0.14
Discontinued operations:
Loss from operations	(0.12)	(0.12)	(0.49)	(0.49)	(0.39)	(0.39)	(0.59)	(0.59)
Gain (loss) on divestiture of operations	0.02	0.02	(1.24)	(1.24)	(0.06)	(0.06)	(1.44)	(1.44)
Loss from discontinued operations	(0.10)	(0.10)	(1.73)	(1.73)	(0.45)	(0.45)	(2.03)	(2.03)
Net loss	$(0.07)	$(0.07)	$(2.04)	$(2.04)	$(0.57)	$(0.57)	$(1.89)	$(1.89)
Number of antidilutive stock options excluded from shares used in the diluted earnings (loss) per common share calculation		279		1,157		324		1,179

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

Segment operating income for the three months ended September 30, 2014 included severance costs (included in salaries, wages and benefits) of $1.8 million, other operating expenses of $0.1 million and other income of $0.2 million related to restructuring activities (hospital division – $0.6 million, nursing center division – $0.5 million, skilled nursing rehabilitation services – $0.2 million income, care management division – $0.4 million and corporate – $0.4 million).

Segment operating income for the nine months ended September 30, 2014 included severance costs (included in salaries, wages and benefits) of $6.6 million, other operating expenses of $0.2 million and other income of $0.2 million related to restructuring activities (hospital division – $0.6 million, nursing center division – $3.7 million, rehabilitation division – $0.1 million (skilled nursing rehabilitation services – $0.2 million expense as well as $0.2 million income and hospital rehabilitation services – $0.1 million), care management division – $1.2 million and corporate – $1.0 million).

Segment operating income for the nine months ended September 30, 2013 included one-time bonus costs (included in salaries, wages and benefits) paid to employees who do not participate in the Company’s incentive compensation program of $19.8 million (hospital division – $7.8 million, nursing center division – $4.6 million, rehabilitation division – $6.3 million (skilled nursing rehabilitation services – $5.0 million and hospital rehabilitation services – $1.3 million), care management division – $0.8 million and corporate – $0.3 million).

Segment operating income for the hospital division for the nine months ended September 30, 2014 also included litigation costs (included in other operating expenses) of $4.6 million. See Note 14.

Segment operating income for the hospital division for the three months ended September 30, 2013 included costs of $5.5 million ($0.2 million included in salaries, wages and benefits and $5.3 million included in other operating expenses) in connection with the closing of a TC hospital and a litigation charge (included in other operating expenses) of $0.7 million.

Segment operating income for the rehabilitation division for the three months ended September 30, 2014 included $1.9 million allowance for doubtful account related to a customer bankruptcy (included in other operating expenses for hospital rehabilitation services).

Segment operating income for the rehabilitation division for the three months ended September 30, 2013 included $23.1 million of litigation charges (included in other operating expenses for skilled nursing rehabilitation services) and $0.3 million of severance and retirement costs (included in salaries, wages and benefits for hospital rehabilitation services).

Segment operating income for the care management division for the three months ended September 30, 2013 included $0.6 million of severance and retirement costs (included in salaries, wages and benefits) and $0.5 million of costs (included in other operating expenses) associated with closing a home health location.

Segment operating income for corporate for the three months ended September 30, 2013 included $1.0 million of severance and retirement costs (included in salaries, wages and benefits) and $0.5 million of fees (included in other operating expenses) associated with refinancing certain of the Company’s senior debt. See Note 9.

Rent expense for the nursing center division for the nine months ended September 30, 2014 included lease cancellation charges of $0.3 million incurred in connection with restructuring activities.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 6 – BUSINESS SEGMENT DATA (Continued)

Interest expense for corporate for the nine months ended September 30, 2014 included $56.6 million of charges associated with debt refinancing.

Interest expense for corporate for the three months and nine months ended September 30, 2013 included $0.1 million and $1.5 million, respectively, of charges associated with debt refinancing.

The following table sets forth certain data by business segment (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Revenues:
Hospital division	$609,452	$594,154	$1,888,066	$1,858,572
Nursing center division	279,561	265,696	837,718	800,748
Rehabilitation division:
Skilled nursing rehabilitation services	247,042	245,330	755,286	753,727
Hospital rehabilitation services	74,808	68,296	224,096	212,596
	321,850	313,626	979,382	966,323
Care management division	86,186	53,801	261,876	158,461
	1,297,049	1,227,277	3,967,042	3,784,104
Eliminations:
Skilled nursing rehabilitation services	(30,788)	(28,151)	(90,465)	(85,468)
Hospital rehabilitation services	(22,172)	(22,520)	(68,260)	(69,352)
Nursing centers	(776)	(1,161)	(2,298)	(3,375)
	(53,736)	(51,832)	(161,023)	(158,195)
	$1,243,313	$1,175,445	$3,806,019	$3,625,909
Income (loss) from continuing operations:
Operating income (loss):
Hospital division	$121,744	$112,483	$400,017	$389,342
Nursing center division	36,179	31,505	111,530	96,668
Rehabilitation division:
Skilled nursing rehabilitation services	17,552	(7,209)	55,862	27,653
Hospital rehabilitation services	18,273	18,215	58,177	55,920
	35,825	11,006	114,039	83,573
Care management division	6,789	1,085	18,551	7,832
Corporate:
Overhead	(45,173)	(39,157)	(137,588)	(127,938)
Insurance subsidiary	(637)	(482)	(1,486)	(1,375)
	(45,810)	(39,639)	(139,074)	(129,313)
Impairment charges	−	(441)	−	(1,066)
Transaction costs	(4,114)	(613)	(9,293)	(1,665)
Operating income	150,613	115,386	495,770	445,371
Rent	(80,192)	(76,762)	(241,449)	(230,605)
Depreciation and amortization	(39,023)	(36,507)	(117,802)	(116,659)
Interest, net	(22,173)	(24,389)	(125,870)	(80,063)
Income (loss) from continuing operations before income taxes	9,225	(22,272)	10,649	18,044
Provision (benefit) for income taxes	3,079	(6,510)	3,582	9,203
	$6,146	$(15,762)	$7,067	$8,841

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 6 – BUSINESS SEGMENT DATA (Continued)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Rent:
Hospital division	$52,509	$49,761	$158,170	$149,564
Nursing center division	23,865	24,111	71,673	72,091
Rehabilitation division:
Skilled nursing rehabilitation services	1,041	1,123	3,197	3,555
Hospital rehabilitation services	22	19	95	55
	1,063	1,142	3,292	3,610
Care management division	2,155	1,193	6,588	3,534
Corporate	600	555	1,726	1,806
	$80,192	$76,762	$241,449	$230,605
Depreciation and amortization:
Hospital division	$16,851	$16,750	$50,844	$53,997
Nursing center division	7,881	6,479	23,109	20,634
Rehabilitation division:
Skilled nursing rehabilitation services	2,866	2,461	8,446	8,451
Hospital rehabilitation services	2,364	2,281	7,416	6,931
	5,230	4,742	15,862	15,382
Care management division	2,105	1,638	6,369	4,779
Corporate	6,956	6,898	21,618	21,867
	$39,023	$36,507	$117,802	$116,659
Capital expenditures, excluding acquisitions (including discontinued operations):
Hospital division:
Routine	$6,470	$6,421	$23,097	$22,285
Development	−	3,235	562	10,702
	6,470	9,656	23,659	32,987
Nursing center division:
Routine	5,024	5,584	15,242	15,662
Development	1,570	−	2,131	7
	6,594	5,584	17,373	15,669
Rehabilitation division:
Skilled nursing rehabilitation services:
Routine	489	860	1,931	1,929
Development	−	−	–	–
	489	860	1,931	1,929
Hospital rehabilitation services:
Routine	62	31	162	108
Development	−	−	–	–
	62	31	162	108
Care management division:
Routine	228	522	704	1,056
Development	−	−	–	–
	228	522	704	1,056
Corporate:
Routine:
Information systems	8,593	7,298	25,560	19,023
Other	397	2,436	729	2,889
	$22,833	$26,387	$70,118	$73,661

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 6 – BUSINESS SEGMENT DATA (Continued)

	September 30, 2014	December 31, 2013
Assets at end of period:
Hospital division	$1,816,861	$1,776,899
Nursing center division	521,829	552,336
Rehabilitation division:
Skilled nursing rehabilitation services	367,354	339,103
Hospital rehabilitation services	338,513	348,968
	705,867	688,071
Care management division	243,144	244,123
Corporate	737,087	684,440
	$4,024,788	$3,945,869
Goodwill:
Hospital division	$679,480	$679,480
Rehabilitation division:
Skilled nursing rehabilitation services	–	–
Hospital rehabilitation services	173,618	173,334
	173,618	173,334
Care management division	142,142	139,288
	$995,240	$992,102

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

The provision for loss for insurance risks, including the cost of coverage maintained with unaffiliated commercial reinsurance and insurance carriers, follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Professional liability:
Continuing operations	$15,184	$11,908	$45,412	$43,535
Discontinued operations	(565)	7,955	7,385	23,513
Workers compensation:
Continuing operations	$10,211	$7,211	$28,211	$28,200
Discontinued operations	94	1,635	994	10,715

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 7 – INSURANCE RISKS (Continued)

A summary of the assets and liabilities related to insurance risks included in the accompanying unaudited condensed consolidated balance sheet follows (in thousands):

	September 30, 2014			December 31, 2013
	Professional liability	Workers compensation	Total	Professional liability	Workers compensation	Total
Assets:
Current:
Insurance subsidiary investments	$59,381	$36,044	$95,425	$60,117	$36,178	$96,295
Reinsurance recoverables	10,958	–	10,958	7,186	–	7,186
Other	–	100	100	–	150	150
	70,339	36,144	106,483	67,303	36,328	103,631
Non-current:
Insurance subsidiary investments	80,010	78,384	158,394	66,648	82,446	149,094
Reinsurance and other recoverables	78,862	74,569	153,431	70,465	68,626	139,091
Deposits	4,435	1,428	5,863	4,238	1,489	5,727
Other	–	37	37	–	39	39
	163,307	154,418	317,725	141,351	152,600	293,951
	$233,646	$190,562	$424,208	$208,654	$188,928	$397,582
Liabilities:
Allowance for insurance risks:
Current	$66,974	$39,185	$106,159	$60,993	$40,044	$101,037
Non-current	243,496	152,360	395,856	246,230	147,593	393,823
	$310,470	$191,545	$502,015	$307,223	$187,637	$494,860

Provisions for loss for professional liability risks retained by the Company’s limited purpose insurance subsidiary have been discounted based upon actuarial estimates of claim payment patterns using a discount rate of 1% to 5% depending upon the policy year. The discount rate was 1% for the 2014 and 2013 policy years. The discount rates are based upon the risk free interest rate for the respective year. Amounts equal to the discounted loss provision are funded annually. The Company does not fund the portion of professional liability risks related to estimated claims that have been incurred but not reported. Accordingly, these liabilities are not discounted. If the Company did not discount any of the allowances for professional liability risks, these balances would have approximated $313.1 million at September 30, 2014 and $309.9 million at December 31, 2013.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 8 – INSURANCE SUBSIDIARY INVESTMENTS (Continued)

The cost for equities, amortized cost for debt securities and estimated fair value of the Company’s insurance subsidiary investments follows (in thousands):

	September 30, 2014				December 31, 2013
	Cost	Unrealized gains	Unrealized losses	Fair value	Cost	Unrealized gains	Unrealized losses	Fair value
Cash and cash equivalents (a)	$129,867	$–	$–	$129,867	$184,239	$–	$–	$184,239
Debt securities:
Corporate bonds	50,791	34	(31)	50,794	20,573	50	(8)	20,615
Debt securities issued by U.S. government agencies	25,828	25	(13)	25,840	19,498	37	(8)	19,527
U.S. Treasury notes	26,125	14	(2)	26,137	7,636	4	(2)	7,638
	102,744	73	(46)	102,771	47,707	91	(18)	47,780
Equities by industry:
Consumer	2,882	161	(35)	3,008	1,534	303	(21)	1,816
Technology	1,848	51	(32)	1,867	1,214	213	–	1,427
Financial services	1,693	22	(50)	1,665	1,445	302	(2)	1,745
Healthcare	1,056	131	−	1,187	787	186	(3)	970
Industrials	786	−	(52)	734	1,140	326	–	1,466
Other	2,821	80	(133)	2,768	1,650	381	(35)	1,996
	11,086	445	(302)	11,229	7,770	1,711	(61)	9,420
Certificates of deposit	9,952	1	(1)	9,952	3,950	2	(2)	3,950
	$253,649	$519	$(349)	$253,819	$243,666	$1,804	$(81)	$245,389

(a)	Includes $6.5 million and $8.5 million of money market funds at September 30, 2014 and December 31, 2013, respectively.

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

The Company considered the severity and duration of its unrealized losses at September 30, 2014 for various investments held in its insurance subsidiary investment portfolio and determined that these unrealized losses were temporary and did not record any impairment losses related to these investments. The Company considered the severity and duration of its unrealized losses at September 30, 2013 and recognized a $0.1 million pretax other-than-temporary impairment during the nine months ended September 30, 2013 for various investments held in its insurance subsidiary investment portfolio.

As a result of deterioration in professional liability and workers compensation underwriting results of the Company’s limited purpose insurance subsidiary in 2012, the Company made a capital contribution of $14.2 million during the nine months ended September 30, 2013 to its limited purpose insurance subsidiary. This transaction was completed in accordance with applicable regulations and had no impact on earnings. No contribution was required to be paid during the nine months ended September 30, 2014.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 9 – LONG-TERM DEBT

Capitalization

A summary of long-term debt follows (in thousands):

	September 30, 2014	December 31, 2013
Amended Term Loan Facility, net of unamortized original issue discount of $6.6 million at September 30, 2014	$990,891	$	−
Prior Term Loan Facility, net of unamortized original issue discount of $6.4 million at December 31, 2013	−		777,197
Notes due 2022	500,000		−
Notes due 2019	−		550,000
Amended ABL Facility	−		−
Prior ABL Facility	−		256,100
Capital lease obligations	−		5
Other	3,778		4,311
Total debt, average life of 7 years at September 30, 2014 (weighted average rate 4.8% at September 30, 2014 and 5.4% at December 31, 2013)	1,494,669		1,587,613
Amounts due within one year	(10,233)		(8,222)
Long-term debt	$1,484,436		$1,579,391

The following table summarizes scheduled maturities of long-term debt (in thousands):

Due by:	Amended Term Loan Facility	Notes due 2022		Amended ABL Facility		Other	Total
September 30, 2015	$10,000	$	−	$	−	$233	$10,233
September 30, 2016	10,000		−		−	3,545	13,545
September 30, 2017	10,000		−		−	−	10,000
September 30, 2018	10,000		−		−	−	10,000
September 30, 2019	10,000		−		−	−	10,000

The estimated fair value of the Company’s long-term debt approximated $1.5 billion and $1.6 billion at September 30, 2014 and December 31, 2013, respectively. See Note 12.

April 2014 Debt Refinancing

On April 9, 2014, the Company completed the refinancing of substantially all of its existing debt with $2.25 billion of secured and unsecured debt, as detailed below.

ABL Amendment Agreement

On April 9, 2014, the Company entered into a second amendment and restatement agreement (the “ABL Amendment Agreement”) among the Company, the other credit parties party thereto, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the lenders party thereto. The ABL Amendment Agreement amends and restates the ABL Credit Agreement dated as of June 1, 2011, as amended by that certain Amendment No. 1 to the ABL Credit Agreement dated as of October 4, 2012 and as further amended and restated by that certain Amendment and Restatement Agreement dated as of August 21, 2013 (the “Prior ABL Facility”). As used herein, the “Amended ABL Facility” refers to the amended and restated Prior ABL Facility following the ABL Amendment Agreement.

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

NOTE 9 – LONG-TERM DEBT (Continued)

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

Unamortized deferred financing costs related to the Prior ABL Facility totaling $0.6 million ($0.4 million net of income taxes) were written-off and recorded as interest expense during the nine months ended September 30, 2014.

Term Loan Amendment Agreement

On April 9, 2014, the Company also entered into a third amendment and restatement agreement (the “Term Loan Amendment Agreement”) among the Company, the other credit parties party thereto, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the lenders party thereto. The Term Loan Amendment Agreement amends and restates the Term Loan Credit Agreement dated as of June 1, 2011, as amended by that certain Incremental Amendment No. 1 to the Term Loan Credit Agreement dated as of October 4, 2012, as amended and restated by that certain Amendment and Restatement Agreement dated as of May 30, 2013 and as further amended and restated by that certain Second Amendment and Restatement Agreement dated as of August 21, 2013 (previously defined as the “Prior Term Loan Facility”). As used herein, the “Amended Term Loan Facility” refers to the amended and restated Prior Term Loan Facility following the Term Loan Amendment Agreement.

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

Unamortized deferred financing costs and original issue discount related to the Prior Term Loan Facility totaling $5.0 million ($3.1 million net of income taxes) were written-off and recorded as interest expense during the nine months ended September 30, 2014.

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

NOTE 9 – LONG-TERM DEBT (Continued)

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

The write-off of unamortized deferred financing costs totaling $10.7 million ($6.6 million net of income taxes), the applicable premium totaling $36.4 million ($22.5 million net of income taxes) and interest expense for the period from April 9 to May 9 totaling $3.9 million ($2.4 million net of income taxes), all related to the Notes due 2019, were recorded as interest expense during the nine months ended September 30, 2014.

Interest Rate Swap Syndication Agreement

On April 8, 2014, the Company completed a novation of a portion of its $400 million swap agreement to two new counterparties, each in the amount of $125 million. The original swap contract was not amended, terminated or otherwise modified. The Company determined that all three swap agreements were effective and each qualifies for cash flow hedge accounting treatment as of September 30, 2014.

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

NOTE 11 – CAPITAL STOCK

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

The Company used the net proceeds of $220.4 million from the Offering to pay down the Company’s Amended ABL Facility.

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
September 30, 2014:
Recurring:
Assets:
Available-for-sale debt securities:
Corporate bonds	$–	$50,794	$–	$50,794	$–
Debt securities issued by U.S. government agencies	–	25,840	–	25,840	–
U.S. Treasury notes	26,137	–	–	26,137	–
	26,137	76,634	–	102,771	–
Available-for-sale equity securities	11,229	–	–	11,229	–
Money market funds	9,087	–	–	9,087	–
Certificates of deposit	–	9,952	–	9,952	–
Total available-for-sale investments	46,453	86,586	–	133,039	–
Deposits held in money market funds	34,341	4,439	–	38,780	–
	$80,794	$91,025	$–	$171,819	$–
Liabilities:
Interest rate swaps	$–	$(2,321)	$–	$(2,321)	$–
Non-recurring:
Assets:
Property and equipment	$–	$–	$19	$19	$(673)
Liabilities	$–	$–	$–	$–	$–
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

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 12 – FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)

Recurring measurements

The Company’s available-for-sale investments held by its limited purpose insurance subsidiary consist of debt securities, equities, money market funds and certificates of deposit. These available-for-sale investments and the insurance subsidiary’s cash and cash equivalents of $123.4 million as of September 30, 2014 and $175.7 million as of December 31, 2013, classified as insurance subsidiary investments, are maintained for the payment of claims and expenses related to professional liability and workers compensation risks.

The Company also has available-for-sale investments totaling $2.6 million as of September 30, 2014 and $3.6 million as of December 31, 2013 related to a deferred compensation plan that is maintained for certain of the Company’s current and former employees.

The fair value of actively traded debt and equity securities and money market funds are based upon quoted market prices and are generally classified as Level 1. The fair value of inactively traded debt securities and certificates of deposit are based upon either quoted market prices of similar securities or observable inputs such as interest rates using either a market or income valuation approach and are generally classified as Level 2. The Company’s investment advisors obtain and review pricing for each security. The Company is responsible for the determination of fair value and as such the Company reviews the pricing information from its advisors in determining reasonable estimates of fair value. Based upon the Company’s internal review procedures, there were no adjustments to the prices during the three months or nine months ended September 30, 2014 or September 30, 2013.

The Company’s deposits held in money market funds consist of cash and cash equivalents held for the Company’s insurance programs and for general corporate purposes.

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

	September 30, 2014		December 31, 2013
(In thousands)	Carrying value	Fair value	Carrying value	Fair value
Cash and cash equivalents	$81,784	$81,784	$35,972	$35,972
Cash–restricted	2,390	2,390	3,713	3,713
Insurance subsidiary investments	253,819	253,819	245,389	245,389
Tax refund escrow investments	205	205	205	205
Long-term debt, including amounts due within one year	1,494,669	1,470,876	1,587,608	1,630,192

Non-recurring measurements

In July 2011, CMS issued final rules which, among other things, significantly reduced Medicare payments to nursing centers and changed the reimbursement for the provision for group rehabilitation therapy services to Medicare beneficiaries beginning October 1, 2011 (the “2011 CMS Rules”). The Company recorded pretax impairment charges aggregating $0.7 million for the nine months ended September 30, 2014 for property and equipment expenditures in the nursing center asset groups that were determined to be impaired by the 2011 CMS Rules. These charges reflected the amount by which the carrying value of certain assets exceeded their estimated fair value. The fair value of property and equipment was measured using Level 3 inputs such as replacement costs factoring in depreciation, economic obsolesce and inflation trends.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 13 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The accompanying unaudited condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X, Rule 3-10, “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered.” The Company’s Notes due 2019, which were redeemed during the nine months ended September 30, 2014, were fully and unconditionally guaranteed by substantially all of the Company’s domestic 100% owned subsidiaries. The equity method has been used with respect to the parent company’s investment in subsidiaries. The Company’s Notes due 2022, which were issued during the nine months ended September 30, 2014, are fully and unconditionally guaranteed by the same subsidiaries. See Note 9.

The following unaudited condensed consolidating financial data present the financial position of the parent company/issuer, the guarantor subsidiaries and the non-guarantor subsidiaries as of September 30, 2014 and December 31, 2013, and the respective results of operations and cash flows for the three months and nine months ended September 30, 2014 and September 30, 2013.

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)

	Three months ended September 30, 2014
(In thousands)	Parent company/ issuer	Guarantor subsidiaries	Non-guarantor subsidiaries	Consolidating and eliminating adjustments	Consolidated
Revenues	$–	$1,109,746	$159,377	$(25,810)	$1,243,313
Salaries, wages and benefits	–	700,633	55,801	–	756,434
Supplies	–	71,049	8,345	–	79,394
Rent	–	68,235	11,957	–	80,192
Other operating expenses	–	210,103	72,932	(25,810)	257,225
Other income	–	(64)	(289)	–	(353)
Depreciation and amortization	–	36,893	2,130	–	39,023
Management fees	–	(2,940)	2,940	–	–
Intercompany interest (income) expense from affiliates	(28,895)	19,974	8,921	–	–
Interest expense	22,461	10	45	–	22,516
Investment income	–	(121)	(222)	–	(343)
Equity in net loss of consolidating affiliates	8,263	–	–	(8,263)	–
	1,829	1,103,772	162,560	(34,073)	1,234,088
Income (loss) from continuing operations before income taxes	(1,829)	5,974	(3,183)	8,263	9,225
Provision (benefit) for income taxes	2,533	725	(179)	–	3,079
Income (loss) from continuing operations	(4,362)	5,249	(3,004)	8,263	6,146
Discontinued operations, net of income taxes:
Loss from operations	–	(5,563)	(2,038)	–	(7,601)
Gain on divestiture of operations	–	1,350	37	–	1,387
Loss from discontinued operations	–	(4,213)	(2,001)	–	(6,214)
Net income (loss)	(4,362)	1,036	(5,005)	8,263	(68)
(Earnings) loss attributable to noncontrolling interests:
Continuing operations	–	–	(4,372)	–	(4,372)
Discontinued operations	–	–	78	–	78
	–	–	(4,294)	–	(4,294)
Income (loss) attributable to Kindred	$(4,362)	$1,036	$(9,299)	$8,263	$(4,362)
Comprehensive income (loss)	$(2,968)	$1,036	$(4,934)	$8,192	$1,326
Comprehensive income (loss) attributable to Kindred	$(2,968)	$1,036	$(9,228)	$8,192	$(2,968)

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 13 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) (Continued)

	Three months ended September 30, 2013
(In thousands)	Parent company/ issuer	Guarantor subsidiaries	Non-guarantor subsidiaries	Consolidating and eliminating adjustments	Consolidated
Revenues	$–	$1,071,061	$133,406	$(29,022)	$1,175,445
Salaries, wages and benefits	–	671,505	46,722	–	718,227
Supplies	–	71,465	8,033	–	79,498
Rent	–	66,781	9,981	–	76,762
Other operating expenses	–	229,308	61,556	(29,022)	261,842
Other (income) expense	–	372	(321)	–	51
Impairment charges	–	441	–	–	441
Depreciation and amortization	–	34,441	2,066	–	36,507
Management fees	–	(3,379)	3,379	–	–
Intercompany interest (income) expense from affiliates	(24,404)	15,215	9,189	–	–
Interest expense	25,567	9	48	–	25,624
Investment income	–	(70)	(1,165)	–	(1,235)
Equity in net loss of consolidating affiliates	106,237	–	–	(106,237)	–
	107,400	1,086,088	139,488	(135,259)	1,197,717
Loss from continuing operations before income taxes	(107,400)	(15,027)	(6,082)	106,237	(22,272)
Provision (benefit) for income taxes	(402)	(6,281)	173	–	(6,510)
Loss from continuing operations	(106,998)	(8,746)	(6,255)	106,237	(15,762)
Discontinued operations, net of income taxes:
Loss from operations	–	(24,309)	(1,157)	–	(25,466)
Loss on divestiture of operations	–	(65,016)	–	–	(65,016)
Loss from discontinued operations	–	(89,325)	(1,157)	–	(90,482)
Net loss	(106,998)	(98,071)	(7,412)	106,237	(106,244)
(Earnings) loss attributable to noncontrolling interests:
Continuing operations	–	–	(841)	–	(841)
Discontinued operations	–	–	87	–	87
	–	–	(754)	–	(754)
Loss attributable to Kindred	$(106,998)	$(98,071)	$(8,166)	$106,237	$(106,998)
Comprehensive loss	$(107,607)	$(98,071)	$(7,808)	$106,633	$(106,853)
Comprehensive loss attributable to Kindred	$(107,607)	$(98,071)	$(8,562)	$106,633	$(107,607)

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 13 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) (Continued)

	Nine months ended September 30, 2014
(In thousands)	Parent company/ issuer	Guarantor subsidiaries	Non-guarantor subsidiaries	Consolidating and eliminating adjustments	Consolidated
Revenues	$–	$3,388,081	$495,368	$(77,430)	$3,806,019
Salaries, wages and benefits	–	2,130,949	169,618	–	2,300,567
Supplies	–	215,838	26,338	–	242,176
Rent	–	205,402	36,047	–	241,449
Other operating expenses	–	625,292	220,385	(77,430)	768,247
Other (income) expense	–	210	(951)	–	(741)
Depreciation and amortization	–	111,370	6,432	–	117,802
Management fees	–	(10,186)	10,186	–	–
Intercompany interest (income) expense from affiliates	(85,594)	58,361	27,233	–	–
Interest expense	128,688	21	136	–	128,845
Investment income	–	(427)	(2,548)	–	(2,975)
Equity in net loss of consolidating affiliates	6,018	–	–	(6,018)	–
	49,112	3,336,830	492,876	(83,448)	3,795,370
Income (loss) from continuing operations before income taxes	(49,112)	51,251	2,492	6,018	10,649
Provision (benefit) for income taxes	(16,959)	19,794	747	–	3,582
Income (loss) from continuing operations	(32,153)	31,457	1,745	6,018	7,067
Discontinued operations, net of income taxes:
Loss from operations	–	(17,124)	(5,131)	–	(22,255)
Loss on divestiture of operations	–	(1,999)	(1,638)	–	(3,637)
Loss from discontinued operations	–	(19,123)	(6,769)	–	(25,892)
Net income (loss)	(32,153)	12,334	(5,024)	6,018	(18,825)
(Earnings) loss attributable to noncontrolling interests:
Continuing operations	–	–	(13,729)	–	(13,729)
Discontinued operations	–	–	401	–	401
	–	–	(13,328)	–	(13,328)
Income (loss) attributable to Kindred	$(32,153)	$12,334	$(18,352)	$6,018	$(32,153)
Comprehensive income (loss)	$(32,806)	$12,334	$(6,033)	$7,027	$(19,478)
Comprehensive income (loss) attributable to Kindred	$(32,806)	$12,334	$(19,361)	$7,027	$(32,806)

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 13 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) (Continued)

	Nine months ended September 30, 2013
(In thousands)	Parent company/ issuer	Guarantor subsidiaries	Non-guarantor subsidiaries	Consolidating and eliminating adjustments	Consolidated
Revenues	$–	$3,350,364	$362,610	$(87,065)	$3,625,909
Salaries, wages and benefits	–	2,088,036	127,675	–	2,215,711
Supplies	–	221,098	23,149	–	244,247
Rent	–	205,769	24,836	–	230,605
Other operating expenses	–	647,642	159,921	(87,065)	720,498
Other (income) expense	–	190	(1,174)	–	(984)
Impairment charges	–	1,066	–	–	1,066
Depreciation and amortization	–	109,520	7,139	–	116,659
Management fees	–	(9,655)	9,655	–	–
Intercompany interest (income) expense from affiliates	(78,315)	51,816	26,499	–	–
Interest expense	82,686	18	153	–	82,857
Investment income	–	(194)	(2,600)	–	(2,794)
Equity in net loss of consolidating affiliates	99,545	–	–	(99,545)	–
	103,916	3,315,306	375,253	(186,610)	3,607,865
Income (loss) from continuing operations before income taxes	(103,916)	35,058	(12,643)	99,545	18,044
Provision (benefit) for income taxes	(1,720)	9,850	1,073	–	9,203
Income (loss) from continuing operations	(102,196)	25,208	(13,716)	99,545	8,841
Discontinued operations, net of income taxes:
Loss from operations	–	(31,006)	(886)	–	(31,892)
Loss on divestiture of operations	–	(77,893)	–	–	(77,893)
Loss from discontinued operations	–	(108,899)	(886)	–	(109,785)
Net loss	(102,196)	(83,691)	(14,602)	99,545	(100,944)
(Earnings) loss attributable to noncontrolling interests:
Continuing operations	–	–	(1,424)	–	(1,424)
Discontinued operations	–	–	172	–	172
	–	–	(1,252)	–	(1,252)
Loss attributable to Kindred	$(102,196)	$(83,691)	$(15,854)	$99,545	$(102,196)
Comprehensive loss	$(101,946)	$(83,691)	$(14,661)	$99,604	$(100,694)
Comprehensive loss attributable to Kindred	$(101,946)	$(83,691)	$(15,913)	$99,604	$(101,946)

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 13 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Condensed Consolidating Balance Sheet

	As of September 30, 2014
(In thousands)	Parent company/ issuer	Guarantor subsidiaries	Non-guarantor subsidiaries	Consolidating and eliminating adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$–	$50,540	$31,244	$–	$81,784
Cash – restricted	–	2,390	–	–	2,390
Insurance subsidiary investments	–	–	95,425	–	95,425
Accounts receivable, net	–	874,921	105,802	–	980,723
Inventories	–	23,106	2,846	–	25,952
Deferred tax assets	–	57,577	–	–	57,577
Income taxes	–	34,657	1,122	–	35,779
Other	–	37,992	4,735	–	42,727
	–	1,081,183	241,174	–	1,322,357
Property and equipment, net	–	861,486	44,482	–	905,968
Goodwill	–	702,433	292,807	–	995,240
Intangible assets, net	–	382,910	22,990	–	405,900
Assets held for sale	–	2,222	–	–	2,222
Insurance subsidiary investments	–	–	158,394	–	158,394
Investment in subsidiaries	48,582	–	–	(48,582)	–
Intercompany	2,685,128	–	–	(2,685,128)	–
Deferred tax assets	–	–	11,393	(11,393)	–
Other	44,411	107,731	82,565	–	234,707
	$2,778,121	$3,137,965	$853,805	$(2,745,103)	$4,024,788
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$3	$109,632	$48,762	$–	$158,397
Salaries, wages and other compensation	–	301,345	45,612	–	346,957
Due to third party payors	–	47,320	–	–	47,320
Professional liability risks	–	10,327	56,647	–	66,974
Other accrued liabilities	26,890	96,810	14,920	–	138,620
Long-term debt due within one year	10,000	–	233	–	10,233
	36,893	565,434	166,174	–	768,501
Long-term debt	1,480,890	–	3,546	–	1,484,436
Intercompany	–	2,315,673	369,455	(2,685,128)	–
Professional liability risks	–	55,061	188,435	–	243,496
Deferred tax liabilities	–	19,076	−	(11,393)	7,683
Deferred credits and other liabilities	–	127,375	89,843	–	217,218
Commitments and contingencies
Equity:
Stockholders’ equity	1,260,338	55,346	(6,764)	(48,582)	1,260,338
Noncontrolling interests	–	–	43,116	–	43,116
	1,260,338	55,346	36,352	(48,582)	1,303,454
	$2,778,121	$3,137,965	$853,805	$(2,745,103)	$4,024,788

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

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 13 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Condensed Consolidating Statement of Cash Flows

	Three months ended September 30, 2014
(In thousands)	Parent company/ issuer	Guarantor subsidiaries	Non-guarantor subsidiaries	Consolidating and eliminating adjustments	Consolidated
Net cash provided by operating activities	$12,921	$54,966	$22,152	$–	$90,039
Cash flows from investing activities:
Routine capital expenditures	–	(20,123)	(1,140)	–	(21,263)
Development capital expenditures	–	(1,570)	–	–	(1,570)
Acquisitions, net of cash acquired	–	(38)	–	–	(38)
Sale of assets	–	8,948	–	–	8,948
Purchase of insurance subsidiary investments	–	–	(74,101)	–	(74,101)
Sale of insurance subsidiary investments	–	–	8,447	–	8,447
Net change in insurance subsidiary cash and cash equivalents	–	–	65,928	–	65,928
Change in other investments	–	317	–	–	317
Other	–	(3)	–	–	(3)
Net cash used in investing activities	–	(12,469)	(866)	–	(13,335)
Cash flows from financing activities:
Proceeds from borrowings under revolving credit	311,500	–	–	–	311,500
Repayment of borrowings under revolving credit	(355,100)	–	–	–	(355,100)
Repayment of term loan	(2,500)	–	–	–	(2,500)
Repayment of other long-term debt	–	(1)	(57)	–	(58)
Payment of deferred financing costs	(504)	–	–	–	(504)
Equity offering, net of offering costs	16,376	–	–	–	16,376
Issuance of common stock in connection with employee benefit plans	1,530	–	–	–	1,530
Dividends paid	(7,754)	–	–	–	(7,754)
Distributions to noncontrolling interests	–	–	(4,009)	–	(4,009)
Other	–	183	–	–	183
Net change in intercompany accounts	23,531	(18,040)	(5,491)	–	–
Net cash used in financing activities	(12,921)	(17,858)	(9,557)	–	(40,336)
Change in cash and cash equivalents	–	24,639	11,729	–	36,368
Cash and cash equivalents at beginning of period	–	25,901	19,515	–	45,416
Cash and cash equivalents at end of period	$–	$50,540	$31,244	$–	$81,784

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 13 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Condensed Consolidating Statement of Cash Flows (Continued)

	Three months ended September 30, 2013
(In thousands)	Parent company/ issuer	Guarantor subsidiaries	Non-guarantor subsidiaries	Consolidating and eliminating adjustments	Consolidated
Net cash provided by operating activities	$12,387	$90,534	$7,829	$–	$110,750
Cash flows from investing activities:
Routine capital expenditures	–	(22,520)	(632)	–	(23,152)
Development capital expenditures	–	(3,135)	(100)	–	(3,235)
Acquisitions, net of cash acquired	–	(11,771)	(402)	–	(12,173)
Acquisition deposit	–	(14,675)	–	–	(14,675)
Sale of assets	–	236,397	–	–	236,397
Purchase of insurance subsidiary investments	–	–	(7,765)	–	(7,765)
Sale of insurance subsidiary investments	–	–	9,899	–	9,899
Net change in insurance subsidiary cash and cash equivalents	–	–	(1,416)	–	(1,416)
Change in other investments	–	(140)	–	–	(140)
Other	–	79	–	–	79
Net cash provided by (used in) investing activities	–	184,235	(416)	–	183,819
Cash flows from financing activities:
Proceeds from borrowings under revolving credit	238,900	–	–	–	238,900
Repayment of borrowings under revolving credit	(519,200)	–	–	–	(519,200)
Repayment of other long-term debt	–	(25)	(67)	–	(92)
Payment of deferred financing costs	(683)	–	–	–	(683)
Issuance of common stock in connection with employee benefit plans	222	–	–	–	222
Dividends paid	(6,499)	−	−	−	(6,499)
Distributions to noncontrolling interests	–	–	(118)	–	(118)
Other	–	53	–	–	53
Net change in intercompany accounts	274,873	(270,921)	(3,952)	–	–
Net cash used in financing activities	(12,387)	(270,893)	(4,137)	–	(287,417)
Change in cash and cash equivalents	–	3,876	3,276	–	7,152
Cash and cash equivalents at beginning of period	–	29,187	8,240	–	37,427
Cash and cash equivalents at end of period	$–	$33,063	$11,516	$–	$44,579

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 13 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Condensed Consolidating Statement of Cash Flows (Continued)

	Nine months ended September 30, 2014
(In thousands)	Parent company/ issuer	Guarantor subsidiaries	Non-guarantor subsidiaries	Consolidating and eliminating adjustments	Consolidated
Net cash provided by (used in) operating activities	$(12,835)	$13,139	$24,018	$–	$24,322
Cash flows from investing activities:
Routine capital expenditures	–	(64,198)	(3,227)	–	(67,425)
Development capital expenditures	–	(2,693)	–	–	(2,693)
Acquisitions, net of cash acquired	–	(23,986)	(150)	–	(24,136)
Sale of assets	–	22,909	–	–	22,909
Purchase of insurance subsidiary investments	–	–	(97,394)	–	(97,394)
Sale of insurance subsidiary investments	–	–	34,967	–	34,967
Net change in insurance subsidiary cash and cash equivalents	–	–	54,372	–	54,372
Change in other investments	–	1,027	–	–	1,027
Other	–	(537)	–	–	(537)
Net cash used in investing activities	–	(67,478)	(11,432)	–	(78,910)
Cash flows from financing activities:
Proceeds from borrowings under revolving credit	1,468,515	–	–	–	1,468,515
Repayment of borrowings under revolving credit	(1,724,615)	–	–	–	(1,724,615)
Proceeds from issuance of senior unsecured notes	500,000	–	–	–	500,000
Proceeds from issuance of term loan, net of discount	997,500	–	–	–	997,500
Repayment of senior unsecured notes	(550,000)	–	–	–	(550,000)
Repayment of term loan	(786,063)	–	–	–	(786,063)
Repayment of other long-term debt	–	(36)	(179)	–	(215)
Payment of deferred financing costs	(3,152)	–	–	–	(3,152)
Equity offering, net of offering costs	220,353				220,353
Issuance of common stock in connection with employee benefit plans	6,217	–	–	–	6,217
Dividends paid	(20,840)	–	–	–	(20,840)
Distributions to noncontrolling interests	–	–	(9,604)	–	(9,604)
Other	–	2,304	–	–	2,304
Net change in intercompany accounts	(95,080)	79,076	16,004	–	–
Net cash provided by financing activities	12,835	81,344	6,221	–	100,400
Change in cash and cash equivalents	–	27,005	18,807	–	45,812
Cash and cash equivalents at beginning of period	–	23,535	12,437	–	35,972
Cash and cash equivalents at end of period	$–	$50,540	$31,244	$–	$81,784

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 13 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Condensed Consolidating Statement of Cash Flows (Continued)

	Nine months ended September 30, 2013
(In thousands)	Parent company/ issuer	Guarantor subsidiaries	Non-guarantor subsidiaries	Consolidating and eliminating adjustments	Consolidated
Net cash provided by operating activities	$6,102	$162,621	$20,494	$–	$189,217
Cash flows from investing activities:
Routine capital expenditures	–	(59,203)	(3,749)	–	(62,952)
Development capital expenditures	–	(10,091)	(618)	–	(10,709)
Acquisitions, net of cash acquired	–	(38,704)	(402)	–	(39,106)
Acquisition deposit	−	(14,675)	–	–	(14,675)
Sale of assets	–	248,700	–	–	248,700
Purchase of insurance subsidiary investments	–	–	(30,360)	–	(30,360)
Sale of insurance subsidiary investments	–	–	35,427	–	35,427
Net change in insurance subsidiary cash and cash equivalents	–	–	(44,294)	–	(44,294)
Change in other investments	–	218	–	–	218
Capital contribution to insurance subsidiary	–	(14,220)	–	14,220	–
Other	–	(142)	–	–	(142)
Net cash provided by (used in) investing activities	–	111,883	(43,996)	14,220	82,107
Cash flows from financing activities:
Proceeds from borrowings under revolving credit	1,100,300	–	–	–	1,100,300
Repayment of borrowings under revolving credit	(1,363,600)	–	–	–	(1,363,600)
Repayment of term loan	(3,969)	–	–	–	(3,969)
Repayment of other long-term debt	–	(76)	(773)	–	(849)
Payment of deferred financing costs	(1,340)	–	–	–	(1,340)
Issuance of common stock in connection with employee benefit plans	429	–	–	–	429
Dividends paid	(6,499)	−	−	−	(6,499)
Capital contribution to insurance subsidiary	–	–	14,220	(14,220)	–
Distributions to noncontrolling interests	–	–	(1,628)	–	(1,628)
Other	–	404	–	–	404
Net change in intercompany accounts	268,577	(279,139)	10,562	–	–
Net cash provided by (used in) financing activities	(6,102)	(278,811)	22,381	(14,220)	(276,752)
Change in cash and cash equivalents	–	(4,307)	(1,121)	–	(5,428)
Cash and cash equivalents at beginning of period	–	37,370	12,637	–	50,007
Cash and cash equivalents at end of period	$–	$33,063	$11,516	$–	$44,579

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

In accordance with authoritative accounting guidance related to loss contingencies, the Company records an accrued liability for litigation and regulatory matters that are both probable and reasonably estimable. Additional losses in excess of amounts accrued may be reasonably possible. The Company reviews loss contingencies that are reasonably possible and determines whether an estimate of the possible loss or range of loss, individually or in aggregate, can be disclosed in the Company’s consolidated financial statements. These estimates are based upon currently available information for those legal and regulatory proceedings in which the Company is involved, taking into account the Company’s best estimate of losses for those matters for which such estimate can be made. The Company’s estimates involve significant judgment, given that (1) these legal and regulatory proceedings are in early stages; (2) discovery may not be completed; (3) damages sought in these legal and regulatory proceedings can be unsubstantiated or indeterminate; (4) the matters involve legal uncertainties or evolving areas of law; (5) there are often significant facts in dispute; and/or (6) there is a wide range of possible outcomes. Accordingly, the Company’s estimated loss or range of loss may change from time to time, and actual losses may be more or less than the current estimate. At this time, except as otherwise specifically noted, no estimate of the possible loss or range of loss, individually or in the aggregate, in excess of the amounts accrued, if any, can be made regarding the matters described below.

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

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 14 – LEGAL AND REGULATORY PROCEEDINGS (Continued)

The Company has responded to extensive document subpoenas and requests for employee interviews from the U.S. Attorney’s Office in Boston, Massachusetts concerning the operations of RehabCare Group, Inc. (“RehabCare”), a therapy services company acquired by the Company on June 1, 2011. The DOJ asserts, among other things, that rehabilitation therapy services provided to patients in skilled nursing centers were not delivered or billed in accordance with Medicare requirements (including violations of the federal False Claims Act), and that there may have been questionable financial arrangements between RehabCare and a vendor and certain skilled nursing facility customers (including possible violations of the federal Anti-Kickback Statute). The Company is cooperating fully with the DOJ investigation. No estimate of the possible loss or range of loss resulting from this investigation can be made at this time. The Company disputes the allegations related to the DOJ investigation and will defend any related claims vigorously.

Whistleblower lawsuits—the Company is also subject to qui tam or “whistleblower” lawsuits under the federal False Claims Act and comparable state laws for allegedly submitting fraudulent bills for services to the Medicare and Medicaid programs. These lawsuits can result in monetary damages, fines, attorneys’ fees and the award of bounties to private qui tam plaintiffs who successfully bring these lawsuits and to the respective government programs. The Company also could be subject to civil penalties (including the loss of the Company’s licenses to operate one or more facilities or healthcare activities), criminal penalties (for violations of certain laws and regulations), and exclusion of one or more facilities or healthcare activities from participation in the Medicare, Medicaid and other federal and state healthcare programs. The lawsuits are in various stages of adjudication or investigation and involve a wide variety of claims and potential outcomes.

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

Four wage and hour class action lawsuits are currently pending against the Company in federal district court for the Central District of California, and are being addressed together by the court. Each case pertains to alleged errors made by the Company with respect to regular pay and overtime pay calculations, waiting times, meal period waivers and wage statements under California law. The Company tentatively settled these lawsuits in June 2014, subject to finalizing settlement details. Preliminary court approval was obtained in September 2014, with a fairness hearing set for January 2015. The Company has previously recorded a $4.6 million loss provision during the nine months ended September 30, 2014 (for a total loss reserve of $16.6 million) related to these lawsuits.

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

On January 6, 2014, a purported class action complaint was filed in the federal district court for the Southern District of Florida against the Company and one of its subsidiaries. The lawsuit, styled Pines Nursing Home, et al. v. Polaris and RehabCare Group, Inc., et al. alleges that one of the Company’s subsidiaries sent “junk” faxes in violation of the Telephone Consumer Protection Act of 1991 and the Junk Fax Prevention Act of 2005. The complaint seeks statutory damages, penalties, attorneys’ fees and an injunction prohibiting such conduct in the future. The court denied plaintiff’s motion for class certification on June 20, 2014. Subsequently, the Company filed an offer of judgment for $49,900 which was accepted by the plaintiff on July 29, 2014. The court dismissed the lawsuit on August 8, 2014.

NOTE 15 – SUBSEQUENT EVENTS

Gentiva Merger

On October 9, 2014, the Company entered into an Agreement and Plan of Merger (the “Gentiva Merger Agreement”) among Gentiva Health Services, Inc. (“Gentiva”), the Company and one of the Company’s subsidiaries, Kindred Healthcare Development 2, Inc. (“Kindred Merger Sub”), providing for the acquisition of Gentiva by the Company. Subject to the terms and conditions of the Gentiva Merger Agreement, which has been unanimously approved by the Company’s and Gentiva’s board of directors, Kindred Merger Sub will be merged with and into Gentiva (the “Gentiva Merger”), with Gentiva continuing as the surviving company in the Gentiva Merger and a wholly owned subsidiary of the Company.

At the effective time of the Gentiva Merger, each share of common stock, par value $0.10 per share, of Gentiva (“Gentiva Common Stock”) issued and outstanding immediately prior to the effective time of the Gentiva Merger (other than shares held by the Company, Gentiva and their respective wholly owned subsidiaries (which will be cancelled) and shares that are owned by stockholders who have properly exercised and perfected a demand for appraisal rights under Delaware law), including each deferred share unit, will be converted into the right to receive (i) $14.50 in cash (the “Cash Consideration”), without interest and (ii) 0.257 shares of a validly issued, fully paid and nonassessable share of common stock, par value $0.25 per share, of the Company (“Kindred Common Stock”) (the “Stock Consideration” and, together with the Cash Consideration, the “Merger Consideration”).

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 15 – SUBSEQUENT EVENTS (Continued)

Gentiva Merger (Continued)

Each option to purchase Gentiva Common Stock (a “Gentiva Option”) that is outstanding immediately prior to the effective time of the Gentiva Merger with a per share exercise price below the sum of (1) the value of the Stock Consideration (based on the average closing price per share of Kindred Common Stock for the ten consecutive trading days prior to the closing date (the “Parent Closing Price”) and (2) the Cash Consideration that is or will become vested as a result of the Gentiva Merger, will be cancelled and converted into the right to receive an amount in cash equal to the Cash Consideration plus the value of the Stock Consideration (based on the Parent Closing Price), less the exercise price, subject to withholding taxes. Each Gentiva Option that is outstanding immediately prior to the effective time of the Gentiva Merger with a per share exercise price at or above the sum of the (1) value of the Stock Consideration (based on the Parent Closing Price) and (2) the Cash Consideration or that will not vest as a result of the Gentiva Merger will be converted into an option to purchase a number of shares of Kindred Common Stock determined by multiplying the number of shares of Gentiva Common Stock subject to such Gentiva Option by a fraction, the numerator of which is the sum of (i) the product of the Stock Consideration multiplied by the Parent Closing Price and (ii) the Cash Consideration and the denominator of which is the Parent Closing Price. Each Gentiva performance cash award that will become vested as a result of the Gentiva Merger will be accelerated and the recipient thereof will receive an amount in cash equal to the target amount of such cash award (unless such performance cash award provides for the accelerated vesting of such award at the maximum level, in which case the recipient thereof will receive an amount in cash equal to the maximum amount of such cash award), subject to withholding taxes. Each Gentiva performance cash award that will not vest as a result of the Gentiva Merger will be converted into the right to receive a Kindred cash award, subject to the vesting conditions of such performance cash award prior to the effective time of the Gentiva Merger. Each outstanding restricted share of Gentiva Common Stock that will vest as a result of the Gentiva Merger and each outstanding Gentiva deferred share unit will receive Merger Consideration, subject to withholding taxes. Each outstanding restricted share of Gentiva Common Stock that will not vest as a result of the Gentiva Merger will receive Merger Consideration in the form of a restricted Company cash award and restricted Kindred Common Stock, in each case subject to the vesting conditions of such restricted shares prior to the effective time of the Gentiva Merger.

The Gentiva Merger Agreement contains customary representations and warranties for a transaction of this type. The Gentiva Merger Agreement also contains customary covenants, including, among others, covenants (i) providing for each of the Company and Gentiva and their respective subsidiaries to conduct its business in the ordinary course consistent with past practice and not to take certain actions without the other’s consent and (ii) for each of the parties to use reasonable best efforts to cause the transactions contemplated by the Gentiva Merger Agreement to be consummated. Additionally, the Gentiva Merger Agreement provides for customary pre-closing covenants of Gentiva, including covenants not to solicit proposals relating to alternative transactions or, subject to certain exceptions, enter into discussions concerning or provide information in connection with alternative transactions, covenants to call and hold a meeting of Gentiva stockholders and a covenant to recommend that Gentiva’s stockholders adopt the Gentiva Merger Agreement, subject to applicable fiduciary duties.

Consummation of the Gentiva Merger is subject to various conditions, including, among others, adoption of the Gentiva Merger Agreement by the requisite vote of Gentiva’s stockholders and certain other customary closing conditions.

The Gentiva Merger Agreement also contains certain termination rights for the Company and Gentiva (including if the Gentiva Merger is not consummated by March 31, 2015) and provides that upon termination of the Gentiva Merger Agreement under specified circumstances, including, among others, following a change in recommendation of the Gentiva board of directors or Gentiva’s termination of the Gentiva Merger Agreement to enter into a written definitive agreement for a “superior proposal,” Gentiva will be required to pay the Company a termination fee of $32.5 million.

In connection with the Gentiva Merger, the Company has also obtained $1.7 billion in financing commitments pursuant to a Commitment Letter, dated as of October 9, 2014 (the “Commitment Letter”), among the Company, Citigroup Global Markets Inc., JPMorgan Chase Bank, N.A. and J.P. Morgan Securities LLC. These commitments, in addition to existing cash balances and borrowings under the Company’s existing revolving credit facility, would be sufficient to finance the Cash Consideration to Gentiva stockholders and to refinance certain existing Gentiva debt. The Commitment Letter also provides for additional commitments to replace the Company’s existing credit facilities, subject to certain conditions.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 15 – SUBSEQUENT EVENTS (Continued)

Chief Executive Officer Transition

On October 30, 2014, the Company announced that Mr. Benjamin A. Breier will become Chief Executive Officer of the Company, effective March 31, 2015 (the “Effective Date”), succeeding Mr. Paul J. Diaz who will become Executive Vice Chairman of the Board of Directors (the “Board”) as of the Effective Date. Mr. Breier currently serves the Company as President and Chief Operating Officer and Mr. Diaz currently serves the Company as Chief Executive Officer. The Company also announced that Mr. Breier will become a member of the Board of Directors, effective as of the Effective Date.

In connection with this announcement, a subsidiary of the Company entered into a new employment agreement (the “CEO Agreement”) with Mr. Breier, pursuant to which Mr. Breier will serve the Company as Chief Executive Officer as of the Effective Date. Until the Effective Date, Mr. Breier will continue to serve the Company as President and Chief Operating Officer, pursuant to the terms of the Employment Agreement between the Company and Mr. Breier dated September 20, 2012 (the “2012 Employment Agreement”). On the Effective Date, the CEO Agreement will replace and supersede, in all respects, the 2012 Employment Agreement.

Also in connection with this announcement, a subsidiary of the Company entered into a new employment agreement (the “Executive Vice Chairman Agreement”) with Mr. Diaz, pursuant to which Mr. Diaz will serve the Company as Executive Vice Chairman of the Board of Directors, beginning on the Effective Date. The Executive Vice Chairman Agreement replaces and supersedes, in all respects, the prior Employment Agreement between the Company and Mr. Diaz dated May 17, 2012.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Cautionary Statement

This Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements include, but are not limited to, statements regarding the Company’s proposed business combination transaction with Gentiva (including financing of the proposed transaction and the benefits, results, effects and timing of a transaction), all statements regarding the Company’s (and the Company’s and Gentiva’s combined) expected future financial position, results of operations, cash flows, dividends, financing plans, business strategy, budgets, capital expenditures, competitive positions, growth opportunities, plans and objectives of management, and statements containing the words such as “anticipate,” “approximate,” “believe,” “plan,” “estimate,” “expect,” “project,” “could,” “would,” “should,” “will,” “intend,” “may,” “potential,” “upside,” and other similar expressions. Statements in this report concerning the business outlook or future economic performance, anticipated profitability, revenues, expenses, dividends or other financial items, and product or services line growth of the Company (and the combined businesses of the Company and Gentiva), together with other statements that are not historical facts, are forward-looking statements that are estimates reflecting the best judgment of the Company based upon currently available information.

Such forward-looking statements are inherently uncertain, and stockholders and other potential investors must recognize that actual results may differ materially from the Company’s expectations as a result of a variety of factors, including, without limitation, those discussed below. Such forward-looking statements are based upon management’s current expectations and include known and unknown risks, uncertainties and other factors, many of which the Company is unable to predict or control, that may cause the Company’s actual results, performance or plans with respect to Gentiva to differ materially from any future results, performance or plans expressed or implied by such forward-looking statements. These statements involve risks, uncertainties and other factors discussed below and detailed from time to time in the Company’s filings with the SEC.

Risks and uncertainties related to the proposed Gentiva Merger include, but are not limited to, the risk that Gentiva’s stockholders do not approve the Gentiva Merger, potential adverse reactions or changes to business relationships resulting from the announcement or completion of the Gentiva Merger, uncertainties as to the timing of the Gentiva Merger, adverse effects on the Company’s stock price resulting from the announcement or completion of the Gentiva Merger, competitive responses to the announcement or completion of the Gentiva Merger, the risk that healthcare regulatory, licensure or other approvals and financing required for the consummation of the Gentiva Merger are not obtained or are obtained subject to terms and conditions that are not anticipated, costs and difficulties related to the integration of Gentiva’s businesses and operations with the Company’s businesses and operations, the inability to obtain, or delays in obtaining, cost savings and synergies from the Gentiva Merger, uncertainties as to whether the completion of the Gentiva Merger or any transaction will have the accretive effect on the Company’s earnings or cash flows that it expects, unexpected costs, liabilities, charges or expenses resulting from the Gentiva Merger, litigation relating to the Gentiva Merger, the inability to retain key personnel, and any changes in general economic and/or industry-specific conditions.

In addition to the factors set forth above, other factors that may affect the Company’s plans, results or stock price include, without limitation:

—

the impact of healthcare reform, which will initiate significant changes to the United States healthcare system, including potential material changes to the delivery of healthcare services and the reimbursement paid for such services by the government or other third party payors, including reforms resulting from the Patient Protection and Affordable Care Act and the Healthcare Education and Reconciliation Act (collectively, the “ACA”) or future deficit reduction measures adopted at the federal or state level. Healthcare reform is affecting each of the Company’s businesses in some manner. Potential future efforts in the U.S. Congress to repeal, amend, modify or retract funding for various aspects of the ACA create additional uncertainty about the ultimate impact of the ACA on the Company and the healthcare industry. Due to the substantial regulatory changes that will need to be implemented by CMS and others, and the numerous processes required to implement these reforms, the Company cannot predict which healthcare initiatives will be implemented at the federal or state level, the timing of any such reforms, or the effect such reforms or any other future legislation or regulation will have on the Company’s business, financial position, results of operations and liquidity,

—

the Company’s ability to adjust to the new patient criteria for LTAC hospitals under the Pathway for SGR Reform Act of 2013 (the “SGR Reform Act”), which will reduce the population of patients eligible for the Company’s hospital services and change the basis upon which the Company is paid,

—

the impact of final rules issued by CMS on August 1, 2012 (the “2012 CMS Rules”) which, among other things, reduced Medicare reimbursement to the Company’s TC hospitals in 2013 and beyond by imposing a budget neutrality adjustment and modifying the short-stay outlier rules,

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Cautionary Statement (Continued)

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

The Company is a healthcare services company that through its subsidiaries operates TC hospitals, IRFs, nursing centers, assisted living facilities, a contract rehabilitation services business and a home health and hospice business across the United States. At September 30, 2014, the Company’s hospital division operated 97 TC hospitals (7,145 licensed beds) and five IRFs (215 licensed beds) in 22 states. The Company’s nursing center division operated 99 nursing centers (12,478 licensed beds) and six assisted living facilities (341 licensed beds) in 21 states. The Company’s rehabilitation division provided rehabilitation services primarily in hospitals and long-term care settings. The Company’s care management division (formerly known as the Company’s home health and hospice division) primarily provided home health, hospice and private duty services from 152 locations in 13 states.

Discontinued operations

The Company has completed several strategic divestitures or planned divestitures to improve its future operating results. For accounting purposes, the operating results of these businesses and the gains, losses or impairments associated with these transactions have been classified as discontinued operations in the accompanying unaudited condensed consolidated statement of operations for all periods presented. Assets held for sale at September 30, 2014 have been measured at the lower of carrying value or estimated fair value less costs of disposal and have been classified as held for sale in the accompanying unaudited condensed consolidated balance sheet.

During the nine months ended September 30, 2014, the Company reclassified as discontinued for all periods presented the operations of three TC hospitals and two nursing centers that were either closed or divested through a planned sale of such facility or the expiration of a lease. The Company recorded a loss on divestiture of $3 million ($2 million net of income taxes) for the nine months ended September 30, 2014 related to these divestitures.

The Company allowed the lease to expire on a TC hospital during the nine months ended September 30, 2014 resulting in a loss on divestiture primarily related to a write-off of an indefinite-lived intangible asset of $3 million ($2 million net of income taxes) for the nine months ended September 30, 2014. The Company reflected the operating results of this TC hospital as discontinued operations in the accompanying unaudited condensed consolidated statement of operations for all historical periods.

On September 30, 2013, the Company entered into agreements with Ventas to exit the 2013 Expiring Facilities. The lease term for the 2013 Expiring Facilities was initially scheduled to expire in April 2015. Under the terms of the agreements, the lease term for the 2013 Expiring Facilities was scheduled to expire on September 30, 2014 unless the Company and Ventas were able to transfer the operations earlier; provided, however, that the Company is obligated to continue to operate any 2013 Expiring Facility not transferred by September 30, 2014 for a limited amount of time and under certain reduced rent obligations provided for in the agreements. Through September 30, 2014, the Company has transferred the operations of 55 of the 2013 Expiring Facilities to new operators. Another facility was closed and its operating license and equipment were sold during the nine months ended September 30, 2014. Proceeds from the sale of equipment and inventory for the 2013 Expiring Facilities totaled $2 million and $14 million for the three months and nine months ended September 30, 2014, respectively. For accounting purposes, the 2013 Expiring Facilities qualified as assets held for sale at September 30, 2013 and the Company reflected the operating results as discontinued operations in the accompanying unaudited condensed consolidated statement of operations for all historical periods.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

General (Continued)

Discontinued operations (Continued)

During the third quarter of 2013, the Company completed the sale of the Vibra Facilities for $187 million to an affiliate of Vibra. The net proceeds of $180 million from this transaction were used to reduce the Company’s borrowings under its prior $750 million senior secured asset-based revolving credit facility.

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

During the third quarter of 2013, the Company completed the sale of the Signature Facilities for $47 million to affiliates of Signature. The proceeds from this transaction were used to reduce the Company’s borrowings under its prior $750 million senior secured asset-based revolving credit facility.

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

Revenue recognition

The Company has agreements with third party payors that provide for payments to each of its operating divisions. These payment arrangements may be based upon prospective rates, reimbursable costs, established charges, discounted charges or per diem payments. Net patient service revenue is recorded at the estimated net realizable amounts from Medicare, Medicaid, Medicare Advantage, Medicaid Managed, other third party payors and individual patients for services rendered. Retroactive adjustments that are likely to result from future examinations by third party payors are accrued on an estimated basis in the period the related services are rendered and adjusted as necessary in future periods based upon new information or final settlements.

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

The provision for doubtful accounts totaled $9 million and $8 million for the third quarter of 2014 and 2013, respectively, and $25 million and $19 million for the nine months ended September 30, 2014 and 2013, respectively.

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

Provisions for loss for professional liability risks retained by the Company’s limited purpose insurance subsidiary have been discounted based upon actuarial estimates of claim payment patterns using a discount rate of 1% to 5% depending upon the policy year. The discount rate was 1% for the 2014 and 2013 policy years. The discount rates are based upon the risk free interest rate for the respective year. Amounts equal to the discounted loss provision are funded annually. The Company does not fund the portion of professional liability risks related to estimated claims that have been incurred but not reported. Accordingly, these liabilities are not discounted. The allowance for professional liability risks aggregated $310 million at September 30, 2014 and $307 million at December 31, 2013. If the Company did not discount any of the allowances for professional liability risks, these balances would have approximated $313 million at September 30, 2014 and $310 million at December 31, 2013.

As a result of deterioration in professional liability and workers compensation underwriting results of the Company’s limited purpose insurance subsidiary in 2012, the Company made a capital contribution of $14 million during the nine months ended September 30, 2013 to its limited purpose insurance subsidiary. This transaction was completed in accordance with applicable regulations and had no impact on earnings. No contribution was required to be paid during the nine months ended September 30, 2014.

Changes in the number of professional liability claims and the cost to settle these claims significantly impact the allowance for professional liability risks. A relatively small variance between the Company’s estimated and actual number of claims or average cost per claim could have a material impact, either favorable or unfavorable, on the adequacy of the allowance for professional liability risks. For example, a 1% variance in the allowance for professional liability risks at September 30, 2014 would impact the Company’s operating income by approximately $3 million.

The provision for professional liability risks (continuing operations), including the cost of coverage maintained with unaffiliated commercial reinsurance carriers, aggregated $15 million and $11 million for the third quarter of 2014 and 2013, respectively, and $45 million and $43 million for the nine months ended September 30, 2014 and 2013, respectively.

Provisions for loss for workers compensation risks retained by the Company’s limited purpose insurance subsidiary are not discounted and amounts equal to the loss provision are funded annually. The allowance for workers compensation risks aggregated $192 million at September 30, 2014 and $188 million at December 31, 2013. The provision for workers compensation risks (continuing operations), including the cost of coverage maintained with unaffiliated commercial insurance carriers, aggregated $10 million and $7 million for the third quarter of 2014 and 2013, respectively, and $28 million for each of the nine months ended September 30, 2014 and 2013.

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

The Company’s effective income tax rate was 33.4% and 29.2% for the third quarter of 2014 and 2013, respectively, and 33.6% and 51.0% for the nine months ended September 30, 2014 and 2013, respectively. The increase in the effective income tax rate for the third quarter of 2014 was attributable to non-deductible transaction costs. The decrease in the effective tax rate for the nine months ended September 30, 2014 was primarily attributable to an increase in pretax income from noncontrolling interests not taxable to the Company and a non-deductible litigation charge that increased the provision for income taxes for the nine months ended September 30, 2013 by approximately $3 million.

There are significant uncertainties with respect to capital loss carryforwards that could affect materially the realization of certain deferred tax assets. Accordingly, the Company has recognized deferred tax assets to the extent it is more likely than not they will be realized and a valuation allowance is provided for deferred tax assets to the extent that it is uncertain that the deferred tax asset will be realized. The Company recognized net deferred tax assets totaling $50 million and $55 million at September 30, 2014 and December 31, 2013, respectively.

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

In connection with the 2011 CMS Rules, the Company determined that the impact of the 2011 CMS Rules was a triggering event in the third quarter of 2011 and accordingly tested the recoverability of its nursing centers reporting unit goodwill, intangible assets and property and equipment asset groups impacted by the reduced Medicare payments. The Company recorded pretax impairment charges aggregating $0.4 million ($0.2 million net of income taxes) in the third quarter of 2013 for property and equipment expenditures in the nursing center asset groups that were determined to be impaired by the 2011 CMS Rules. The Company also recorded pretax impairment charges aggregating $1 million ($0.6 million net of income taxes) for the nine months ended September 30, 2013. These charges reflected the amount by which the carrying value of certain assets exceeded their estimated fair value. The impairment charges did not impact the Company’s cash flows or liquidity.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Critical Accounting Policies (Continued)

Valuation of long-lived assets, goodwill and intangible assets (Continued)

In accordance with the authoritative guidance for goodwill and other intangible assets, the Company is required to perform an impairment test for goodwill and indefinite-lived intangible assets at least annually or more frequently if adverse events or changes in circumstances indicate that the asset may be impaired. The Company performs its annual goodwill impairment test at the end of each fiscal year for each of its reporting units. A reporting unit is either an operating segment or one level below the operating segment, referred to as a component. When the components within the Company’s operating segments have similar economic characteristics, the Company aggregates the components of its operating segments into one reporting unit. Accordingly, the Company has determined that its reporting units are hospitals, nursing centers, skilled nursing rehabilitation services, hospital rehabilitation services, home health and hospice. The home health and hospice reporting units are included in the care management division. The carrying value of goodwill for each of the Company’s reporting units at September 30, 2014 and December 31, 2013 follows (in thousands):

	September 30, 2014	December 31, 2013
Hospitals	$679,480	$679,480
Nursing centers	–	–
Rehabilitation division:
Skilled nursing rehabilitation services	–	–
Hospital rehabilitation services	173,618	173,334
Home health	115,232	112,378
Hospice	26,910	26,910
	$995,240	$992,102

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

The Company has determined that during the nine months ended September 30, 2014, there were no events or changes in circumstances since December 31, 2013 requiring an interim impairment test. Although the Company has determined that there was no goodwill or other indefinite-lived intangible asset impairments as of September 30, 2014, adverse changes in the operating environment and related key assumptions used to determine the fair value of the Company’s reporting units and indefinite-lived intangible assets or declines in the value of the Company’s common stock may result in future impairment charges for a portion or all of these assets. Specifically, if the rate of growth of government and commercial revenues earned by the Company’s reporting units were to be less than projected or if healthcare reforms were to negatively impact the Company’s business, an impairment charge of a portion or all of these assets may be required.

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

The annual impairment tests for certain of the Company’s indefinite-lived intangible assets are performed as of May 1, July 1, September 1 and October 1 while all others are performed as of December 31. No impairment charges were recorded in connection with the annual impairment tests performed at May 1, 2014, July 1, 2014, September 1, 2014 or for each of these dates in 2013.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Results of Operations – Continuing Operations

A summary of the Company’s operating data follows (unaudited):

(In thousands)	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Revenues:
Hospital division	$609,452	$594,154	$1,888,066	$1,858,572
Nursing center division	279,561	265,696	837,718	800,748
Rehabilitation division:
Skilled nursing rehabilitation services	247,042	245,330	755,286	753,727
Hospital rehabilitation services	74,808	68,296	224,096	212,596
	321,850	313,626	979,382	966,323
Care management division	86,186	53,801	261,876	158,461
	1,297,049	1,227,277	3,967,042	3,784,104
Eliminations:
Skilled nursing rehabilitation services	(30,788)	(28,151)	(90,465)	(85,468)
Hospital rehabilitation services	(22,172)	(22,520)	(68,260)	(69,352)
Nursing centers	(776)	(1,161)	(2,298)	(3,375)
	(53,736)	(51,832)	(161,023)	(158,195)
	$1,243,313	$1,175,445	$3,806,019	$3,625,909
Income (loss) from continuing operations:
Operating income (loss):
Hospital division	$121,744	$112,483	$400,017	$389,342
Nursing center division	36,179	31,505	111,530	96,668
Rehabilitation division:
Skilled nursing rehabilitation services	17,552	(7,209)	55,862	27,653
Hospital rehabilitation services	18,273	18,215	58,177	55,920
	35,825	11,006	114,039	83,573
Care management division	6,789	1,085	18,551	7,832
Corporate:
Overhead	(45,173)	(39,157)	(137,588)	(127,938)
Insurance subsidiary	(637)	(482)	(1,486)	(1,375)
	(45,810)	(39,639)	(139,074)	(129,313)
Impairment charges	−	(441)	−	(1,066)
Transaction costs	(4,114)	(613)	(9,293)	(1,665)
Operating income	150,613	115,386	495,770	445,371
Rent	(80,192)	(76,762)	(241,449)	(230,605)
Depreciation and amortization	(39,023)	(36,507)	(117,802)	(116,659)
Interest, net	(22,173)	(24,389)	(125,870)	(80,063)
Income (loss) from continuing operations before income taxes	9,225	(22,272)	10,649	18,044
Provision (benefit) for income taxes	3,079	(6,510)	3,582	9,203
	$6,146	$(15,762)	$7,067	$8,841

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Results of Operations – Continuing Operations (Continued)

A summary of the Company’s consolidating statement of operations follows (unaudited):

	Three months ended September 30, 2014
			Rehabilitation division
(In thousands)	Hospital division (a)	Nursing center division (a)	Skilled nursing services (a)	Hospital services (b)	Total	Care management division (a)	Corporate (a)	Transaction costs	Eliminations	Consolidated
Revenues	$609,452	$279,561	$247,042	$74,808	$321,850	$86,186	$–	$–	$(53,736)	$1,243,313
Salaries, wages and benefits	269,119	127,954	220,913	50,097	271,010	64,883	24,705	–	(1,237)	756,434
Supplies	64,618	10,855	680	24	704	3,034	183	–	–	79,394
Rent	52,509	23,865	1,041	22	1,063	2,155	600	–	–	80,192
Other operating expenses	153,909	104,846	8,046	6,408	14,454	11,479	20,922	4,114	(52,499)	257,225
Other (income) expense	62	(273)	(149)	6	(143)	1	−	–	–	(353)
Depreciation and amortization	16,851	7,881	2,866	2,364	5,230	2,105	6,956	–	–	39,023
Interest expense	189	13	49	–	49	12	22,253	–	–	22,516
Investment income	(63)	(6)	(91)	–	(91)	−	(183)	–	–	(343)
	557,194	275,135	233,355	58,921	292,276	83,669	75,436	4,114	(53,736)	1,234,088
Income from continuing operations before income taxes	$52,258	$4,426	$13,687	$15,887	$29,574	$2,517	$(75,436)	$(4,114)	$–	9,225
Provision for income taxes										3,079
Income from continuing operations										$6,146
Capital expenditures, excluding acquisitions (including discontinued operations):
Routine	$6,470	$5,024	$489	$62	$551	$228	$8,990	$–	$–	$21,263
Development	−	1,570	–	–	–	–	–	–	–	1,570
	$6,470	$6,594	$489	$62	$551	$228	$8,990	$–	$–	$22,833

(a)

Includes severance costs (included in salaries, wages and benefits) of $1.8 million, other operating expenses of $0.1 million and other income of $0.2 million related to restructuring activities (hospital division − $0.6 million, nursing center division − $0.5 million, skilled nursing rehabilitation services − $0.2 million income, care management division − $0.4 million and corporate − $0.4 million).

(b)	Includes $1.9 million allowance for doubtful account (included in other operating expense) related to a customer bankruptcy.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Results of Operations – Continuing Operations (Continued)

Consolidating statement of operations follows (unaudited) (Continued):

	Three months ended September 30, 2013
			Rehabilitation division
	Hospital division (a)	Nursing center division	Skilled nursing services (b)	Hospital services (c)	Total	Care management division (d)	Corporate (e)	Transaction costs	Eliminations	Consolidated
Revenues	$594,154	$265,696	$245,330	$68,296	$313,626	$53,801	$–	$–	$(51,832)	$1,175,445
Salaries, wages and benefits	261,743	126,245	220,267	45,872	266,139	43,184	21,019	–	(103)	718,227
Supplies	63,877	12,343	750	28	778	2,277	223	–	–	79,498
Rent	49,761	24,111	1,123	19	1,142	1,193	555	–	–	76,762
Other operating expenses	156,049	95,784	31,342	4,150	35,492	7,237	18,396	613	(51,729)	261,842
Other (income) expense	2	(181)	180	31	211	18	1	–	–	51
Impairment charges	418	23	–	–	–	–	–	–	–	441
Depreciation and amortization	16,750	6,479	2,461	2,281	4,742	1,638	6,898	–	–	36,507
Interest expense	203	4	63	–	63	6	25,348	–	–	25,624
Investment income	(8)	(19)	(50)	–	(50)	–	(1,158)	–	–	(1,235)
	548,795	264,789	256,136	52,381	308,517	55,553	71,282	613	(51,832)	1,197,717
Income (loss) from continuing operations before income taxes	$45,359	$907	$(10,806)	$15,915	$5,109	$(1,752)	$(71,282)	$(613)	$–	(22,272)
Income tax benefit										(6,510)
Loss from continuing operations										$(15,762)
Capital expenditures, excluding acquisitions (including discontinued operations):
Routine	$6,421	$5,584	$860	$31	$891	$522	$9,734	$–	$–	$23,152
Development	3,235	−	–	–	–	–	–	–	–	3,235
	$9,656	$5,584	$860	$31	$891	$522	$9,734	$–	$–	$26,387

(a)

Includes costs of $5.5 million ($0.2 million included in salaries, wages and benefits and $5.3 million included in other operating expenses) in connection with the closing of a TC hospital and a litigation charge (included in other operating expenses) of $0.7 million.

(b)	Includes $23.1 million of litigation charges (included in other operating expenses).
(c)	Includes $0.3 million of severance and retirement costs (included in salaries, wages and benefits).
(d)

Includes $0.6 million of severance and retirement costs (included in salaries, wages and benefits) and $0.5 million of costs (included in other operating expenses) associated with closing a home health location.

(e)

Includes $1.0 million of severance and retirement costs (included in salaries, wages and benefits) and $0.6 million of fees and charges ($0.5 million included in other operating expenses and $0.1 million included in interest expense) associated with refinancing certain of the Company’s senior debt.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Results of Operations – Continuing Operations (Continued)

Consolidating statement of operations follows (unaudited) (Continued):

	Nine months ended September 30, 2014
			Rehabilitation division
	Hospital division (a,b)	Nursing center division (b,c)	Skilled nursing services (b)	Hospital services (b,d)	Total	Care management division (b)	Corporate (b,e)	Transaction costs	Eliminations	Consolidated
Revenues	$1,888,066	$837,718	$755,286	$224,096	$979,382	$261,876	$–	$–	$(161,023)	$3,806,019
Salaries, wages and benefits	815,047	384,349	669,427	150,399	819,826	200,376	82,356	339	(1,726)	2,300,567
Supplies	198,295	32,183	2,096	91	2,187	8,966	545	–	–	242,176
Rent	158,170	71,673	3,197	95	3,292	6,588	1,726	–	–	241,449
Other operating expenses	474,723	310,272	28,041	15,412	43,453	33,979	56,163	8,954	(159,297)	768,247
Other (income) expense	(16)	(616)	(140)	17	(123)	4	10	–	–	(741)
Depreciation and amortization	50,844	23,109	8,446	7,416	15,862	6,369	21,618	–	–	117,802
Interest expense	561	25	158	–	158	34	128,067	–	–	128,845
Investment income	(81)	(27)	(375)	–	(375)	(1)	(2,491)	–	–	(2,975)
	1,697,543	820,968	710,850	173,430	884,280	256,315	287,994	9,293	(161,023)	3,795,370
Income from continuing operations before income taxes	$190,523	$16,750	$44,436	$50,666	$95,102	$5,561	$(287,994)	$(9,293)	$–	10,649
Provision for income taxes										3,582
Income from continuing operations										$7,067
Capital expenditures, excluding acquisitions (including discontinued operations):
Routine	$23,097	$15,242	$1,931	$162	$2,093	$704	$26,289	$–	$–	$67,425
Development	562	2,131	–	–	–	–	–	–	–	2,693
	$23,659	$17,373	$1,931	$162	$2,093	$704	$26,289	$–	$–	$70,118

(a)	Includes litigation costs (included in other operating expenses) of $4.6 million.
(b)

Includes severance costs (included in salaries, wages and benefits) of $6.6 million, other operating expenses of $0.2 million and other income of $0.2 million related to restructuring activities (hospital division − $0.6 million, nursing center division − $3.7 million, rehabilitation division − $0.1 million (skilled nursing rehabilitation services − $0.2 million expense as well as $0.2 million income and hospital rehabilitation services − $0.1 million), care management division − $1.2 million and corporate − $1.0 million).

(c)	Includes lease cancellation charges (included in rent) of $0.3 million incurred in connection with restructuring activities.
(d)	Includes $1.9 million allowance for doubtful account (included in other operating expenses) related to a customer bankruptcy.
(e)	Includes $56.6 million of charges (included in interest expense) associated with debt refinancing.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Results of Operations – Continuing Operations (Continued)

Consolidating statement of operations follows (unaudited) (Continued):

	Nine months ended September 30, 2013
			Rehabilitation division
	Hospital division (a,b)	Nursing center division (a)	Skilled nursing services (a,c)	Hospital services (a,d)	Total	Care management division (a,e)	Corporate (a,f)	Transaction costs	Eliminations	Consolidated
Revenues	$1,858,572	$800,748	$753,727	$212,596	$966,323	$158,461	$–	$–	$(158,195)	$3,625,909
Salaries, wages and benefits	812,762	384,670	674,985	144,528	819,513	123,228	75,949	–	(411)	2,215,711
Supplies	196,760	37,625	2,346	90	2,436	6,840	586	–	–	244,247
Rent	149,564	72,091	3,555	55	3,610	3,534	1,806	–	–	230,605
Other operating expenses	459,631	282,622	48,524	11,999	60,523	20,543	53,298	1,665	(157,784)	720,498
Other (income) expense	77	(837)	219	59	278	18	(520)	–	–	(984)
Impairment charges	1,002	64	–	–	–	–	–	–	–	1,066
Depreciation and amortization	53,997	20,634	8,451	6,931	15,382	4,779	21,867	–	–	116,659
Interest expense	564	10	232	–	232	6	82,045	–	–	82,857
Investment income	(14)	(40)	(152)	–	(152)	–	(2,588)	–	–	(2,794)
	1,674,343	796,839	738,160	163,662	901,822	158,948	232,443	1,665	(158,195)	3,607,865
Income (loss) from continuing operations before income taxes	$184,229	$3,909	$15,567	$48,934	$64,501	$(487)	$(232,443)	$(1,665)	$–	18,044
Provision for income taxes										9,203
Income from continuing operations										$8,841
Capital expenditures, excluding acquisitions (including discontinued operations):
Routine	$22,285	$15,662	$1,929	$108	$2,037	$1,056	$21,912	$–	$–	$62,952
Development	10,702	7	–	–	–	–	–	–	–	10,709
	$32,987	$15,669	$1,929	$108	$2,037	$1,056	$21,912	$–	$–	$73,661

(a)

Includes one-time bonus costs (included in salaries, wages and benefits) of $19.8 million (hospital division − $7.8 million, nursing center division − $4.6 million, rehabilitation division − $6.3 million (skilled nursing rehabilitation services − $5.0 million and hospital rehabilitation services − $1.3 million), care management division − $0.8 million and corporate − $0.3 million).

(b)

Includes costs of $5.5 million ($0.2 million included in salaries, wages and benefits and $5.3 million included in other operating expenses) in connection with the closing of a TC hospital and a litigation charge (included in other operating expenses) of $0.7 million.

(c)	Includes $23.1 million of litigation charges (included in other operating expenses).
(d)	Includes $0.3 million of severance and retirement costs (included in salaries, wages and benefits).
(e)

Includes $0.6 million of severance and retirement costs (included in salaries, wages and benefits) and $0.5 million of costs (included in other operating expenses) associated with closing a home health location.

(f)

Includes $1.0 million of severance and retirement costs (included in salaries, wages and benefits) and $2.0 million of fees and charges ($0.5 million included in other operating expenses and $1.5 million included in interest expense) associated with refinancing certain of the Company’s senior debt.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Results of Operations – Continuing Operations (Continued)

Operating data:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Hospital division data:
End of period data:
Number of hospitals:
Transitional care	97	97
Inpatient rehabilitation	5	5
	102	102
Number of licensed beds:
Transitional care	7,145	7,073
Inpatient rehabilitation	215	215
	7,360	7,288
Revenue mix %:
Medicare	57.6	59.1	58.9	60.9
Medicaid	6.7	6.9	6.6	6.0
Medicare Advantage	10.4	11.1	10.9	10.8
Medicaid Managed	3.7	2.0	3.0	1.9
Commercial insurance and other	21.6	20.9	20.6	20.4
Admissions:
Medicare	9,221	9,010	28,489	28,716
Medicaid	831	788	2,580	2,217
Medicare Advantage	1,305	1,422	4,269	4,415
Medicaid Managed	511	225	1,209	642
Commercial insurance and other	1,873	1,874	6,035	5,694
	13,741	13,319	42,582	41,684
Admissions mix %:
Medicare	67.1	67.6	66.9	68.9
Medicaid	6.1	5.9	6.1	5.3
Medicare Advantage	9.5	10.7	10.0	10.6
Medicaid Managed	3.7	1.7	2.8	1.5
Commercial insurance and other	13.6	14.1	14.2	13.7
Patient days:
Medicare	222,704	223,639	692,585	710,324
Medicaid	30,786	31,569	96,516	90,759
Medicare Advantage	40,901	41,842	129,974	127,898
Medicaid Managed	16,595	8,264	40,575	25,414
Commercial insurance and other	60,187	59,575	184,937	179,893
	371,173	364,889	1,144,587	1,134,288
Average length of stay:
Medicare	24.2	24.8	24.3	24.7
Medicaid	37.0	40.1	37.4	40.9
Medicare Advantage	31.3	29.4	30.4	29.0
Medicaid Managed	32.5	36.7	33.6	39.6
Commercial insurance and other	32.1	31.8	30.6	31.6
Weighted average	27.0	27.4	26.9	27.2
Revenues per admission:
Medicare	$38,088	$38,993	$39,057	$39,375
Medicaid	49,204	51,934	48,176	50,538
Medicare Advantage	48,586	46,429	48,109	45,465
Medicaid Managed	44,406	52,771	46,724	55,607
Commercial insurance and other	70,078	66,170	64,494	66,632
Weighted average	44,353	44,609	44,340	44,587
Revenues per patient day:
Medicare	$1,577	$1,571	$1,607	$1,592
Medicaid	1,328	1,296	1,288	1,235
Medicare Advantage	1,550	1,578	1,580	1,569
Medicaid Managed	1,367	1,437	1,392	1,405
Commercial insurance and other	2,181	2,081	2,105	2,109
Weighted average	1,642	1,628	1,650	1,638
Medicare case mix index (discharged patients only)	1.16	1.16	1.17	1.17
Average daily census	4,034	3,966	4,193	4,155
Occupancy %	62.3	61.1	64.8	64.2
Annualized employee turnover %	21.5	21.4

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Results of Operations – Continuing Operations (Continued)

Operating data (Continued):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Nursing center division data:
End of period data:
Number of facilities:
Nursing centers:
Owned or leased	95	94
Managed	4	4
Assisted living facilities	6	6
	105	104
Number of licensed beds:
Nursing centers:
Owned or leased	11,993	11,921
Managed	485	485
Assisted living facilities	341	341
	12,819	12,747
Revenue mix %:
Medicare	31.1	33.1	31.6	34.1
Medicaid	40.2	38.8	40.1	36.9
Medicare Advantage	8.6	7.3	8.4	7.9
Medicaid Managed	4.5	3.5	3.8	3.5
Private and other	15.6	17.3	16.1	17.6
Patient days (a):
Medicare	144,903	154,562	443,245	480,733
Medicaid	508,368	515,789	1,531,772	1,527,776
Medicare Advantage	55,188	45,338	160,947	148,370
Medicaid Managed	70,634	53,740	176,488	158,772
Private and other	147,326	162,506	455,663	489,314
	926,419	931,935	2,768,115	2,804,965
Patient day mix % (a):
Medicare	15.6	16.6	16.0	17.1
Medicaid	54.9	55.3	55.3	54.5
Medicare Advantage	6.0	4.9	5.8	5.3
Medicaid Managed	7.6	5.8	6.4	5.7
Private and other	15.9	17.4	16.5	17.4
Revenues per patient day (a):
Medicare Part A	$551	$527	$551	$527
Total Medicare (including Part B)	599	569	597	567
Medicaid	221	200	219	194
Medicaid (net of provider taxes) (b)	202	178	198	171
Medicare Advantage	436	428	440	428
Medicaid Managed	180	175	179	176
Private and other	296	283	295	288
Weighted average	302	285	303	285
Average daily census (a)	10,070	10,130	10,140	10,275
Admissions (a)	10,221	9,824	30,643	30,696
Occupancy % (a)	79.6	80.5	80.3	81.8
Medicare average length of stay (a)	30.2	31.8	29.9	31.0
Annualized employee turnover %	42.9	44.3

(a)	Excludes managed facilities.
(b)	Provider taxes are recorded in other operating expenses for all periods presented.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Results of Operations – Continuing Operations (Continued)

Operating data (Continued):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Rehabilitation division data:
Skilled nursing rehabilitation services:
Revenue mix %:
Company-operated	12	11	12	11
Non-affiliated	88	89	88	89
Sites of service (at end of period)	1,896	1,768
Revenue per site	$130,296	$138,762	$403,990	$434,151
Therapist productivity %	79.6	79.8	79.8	80.4
Hospital rehabilitation services:
Revenue mix %:
Company-operated	30	33	30	33
Non-affiliated	70	67	70	67
Sites of service (at end of period):
Inpatient rehabilitation units	102	99
LTAC hospitals	117	122
Sub-acute units	10	7
Outpatient units	139	104
	368	332
Revenue per site	$203,284	$205,711	$599,841	$636,618
Annualized employee turnover %	15.7	14.0

Hospital division

Revenues increased 3% to $609 million in the third quarter of 2014 compared to $595 million for the same period in 2013 and increased 2% to $1.89 billion for the nine months ended September 30, 2014 from $1.86 billion for the same period in 2013. The increase in revenues in both periods was primarily a result of an increase in volumes and aggregate reimbursement rates. Aggregate same-facility admissions increased 3% in the third quarter of 2014 and increased 2% for the nine months ended September 30, 2014 compared to the respective prior year periods. Same-facility average daily census increased 1% in both the third quarter of 2014 and for the nine months ended September 30, 2014 compared to the respective prior year periods.

Operating income for the three months ended September 30, 2014 included $0.6 million related to severance costs. Operating income for the three months ended September 30, 2013 included $5 million of costs incurred in connection with the closing of a TC hospital and a litigation charge of $0.7 million. Excluding these charges, hospital operating margins increased for the three months ended September 30, 2014 compared to the three months ended September 30, 2013, primarily as a result of an increase in reimbursement rates and operating efficiencies associated with increased volumes. Operating income for the nine months ended September 30, 2014 also included $5 million related to litigation costs. Operating income for the nine months ended September 30, 2013 also included $8 million related to one-time bonus costs. Excluding these charges, hospital operating margins decreased slightly for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013, primarily due to changes in revenue mix with growth in Medicaid and Medicaid Managed volumes and revenues that have lower reimbursement per patient day than Medicare, Medicare Advantage and commercial payors.

Average hourly wage rates increased 2% in the third quarter of 2014 and 1% for the nine months ended September 30, 2014 compared to the respective prior year periods. Employee benefit costs increased 5% in the third quarter of 2014 compared to the same period last year, primarily as a result of an increase in workers compensation expense, and increased 1% for the nine months ended September 30, 2014 compared to the same period last year, primarily as a result of an increase in compensated absence expense.

Professional liability costs were $8 million and $7 million in the third quarter of 2014 and 2013, respectively, and $26 million and $22 million for the nine months ended September 30, 2014 and 2013, respectively. The increase in professional liability costs was attributable to an increase in the frequency and severity of claims.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Results of Operations – Continuing Operations (Continued)

Nursing center division

Revenues increased 5% to $280 million in the third quarter of 2014 compared to $266 million for the same period in 2013 and increased 5% to $838 million for the nine months ended September 30, 2014 from $801 million for the same period in 2013. The increase in revenues in both periods was primarily a result of an increase in aggregate revenue rates. Revenue rates in the third quarter of 2014 and for the nine months ended September 30, 2014 benefited from the Company’s participation in an inter-governmental payment program in the state of Indiana that provides federal matching funds under Medicaid for nursing center providers that partner with county-owned hospitals. The Company operated seven nursing centers under this program beginning July 1, 2013 and added eight additional nursing centers on January 1, 2014. Average daily census declined 1% in both the third quarter of 2014 and for the nine months ended September 30, 2014 compared to the respective prior year periods, primarily as a result of the decline in Medicare average length of stay in the third quarter of 2014 and a decline in admissions and Medicare average length of stay for the nine months ended September 30, 2014. Admissions increased 4% in the third quarter of 2014 and declined slightly for the nine months ended September 30, 2014 compared to the respective prior year periods. The decline in admissions for the nine months ended September 30, 2014 was primarily attributable to generally lower healthcare utilization experienced by the Company and some of its referral sources during the first half of 2014.

Operating income for the three months ended September 30, 2014 included $0.5 million related to severance costs. Excluding these charges, nursing center operating margins increased for the three months ended September 30, 2014 compared to the three months ended September 30, 2013. Operating income for the nine months ended September 30, 2014 also included $4 million related to severance costs. Operating income for the nine months ended September 30, 2013 included $5 million related to one-time bonus costs. Excluding these charges, nursing center operating margins increased for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. The increase in operating income margins for both periods was primarily a result of an increase in revenue rates and cost efficiencies.

Average hourly wage rates increased 3% in both the third quarter of 2014 and for the nine months ended September 30, 2014 compared to the respective prior year periods. Employee benefit costs decreased 1% in the third quarter of 2014 compared to the same period last year, primarily as a result of a decrease in health and compensated absence expense. Employee benefit costs decreased 2% for the nine months ended September 30, 2014 compared to the same period last year, primarily as a result of a decrease in compensated absence expense.

Professional liability costs were $6 million and $4 million in the third quarter of 2014 and 2013, respectively, and $17 million and $19 million for the nine months ended September 30, 2014 and 2013, respectively. The decrease in professional liability costs for the nine months ended September 30, 2014 was attributable to improvement in the frequency and severity of claims.

Rehabilitation division

Skilled nursing rehabilitation services

Revenues increased 1% to $247 million in the third quarter of 2014 compared to $246 million for the same period in 2013 and were relatively unchanged at $755 million for the nine months ended September 30, 2014 compared to the same period in 2013. The increase in revenues in the third quarter of 2014 was primarily attributable to contract growth and growth in the volume of services provided to existing customers. Revenues derived from non-affiliated customers aggregated $216 million and $217 million in the third quarter of 2014 and 2013, respectively, and $664 million and $668 million for the nine months ended September 30, 2014 and 2013, respectively.

Operating income for the three months ended September 30, 2014 included a gain of $0.2 million related to restructuring activities. Operating income for the three months ended September 30, 2013 included $23 million related to a litigation charge. Excluding these charges, operating margins increased in the third quarter of 2014 compared to the same period in 2013, primarily as a result of a reduction in contract labor expense and other operating efficiencies. Operating income for the nine months ended September 30, 2013 also included $5 million related to one-time bonus costs. Excluding these charges, operating margins were relatively unchanged for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.

Employee benefit costs decreased 1% in the third quarter of 2014, primarily as a result of a decrease in health expense, and were relatively unchanged for the nine months ended September 30, 2014 compared to the respective prior year periods.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Results of Operations – Continuing Operations (Continued)

Rehabilitation division (Continued)

Hospital rehabilitation services

Revenues increased 10% to $75 million in the third quarter of 2014 compared to $68 million for the same period in 2013 and increased 5% to $224 million for the nine months ended September 30, 2014 from $212 million for the same period in 2013. The increase in revenues in both periods was primarily attributable to an acquisition completed in the fourth quarter of 2013. Revenues derived from non-affiliated customers aggregated $53 million and $46 million in the third quarter of 2014 and 2013, respectively, and $156 million and $143 million for the nine months ended September 30, 2014 and 2013, respectively.

Operating income for the three months ended September 30, 2014 included $2 million allowance for doubtful account related to a customer bankruptcy. Operating income for the three months ended September 30, 2013 included $0.3 million related to severance and retirement costs. Excluding these charges, operating margins were relatively unchanged for the three months ended September 30, 2014 compared to the three months ended September 30, 2013. Operating income for the nine months ended September 30, 2014 included also $0.1 million related to severance costs. Operating income for the nine months ended September 30, 2013 also included $1 million related to one-time bonus costs. Excluding these charges, operating margins were relatively unchanged for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.

Employee benefit costs increased 5% in both the third quarter of 2014 and for the nine months ended September 30, 2014 compared to the respective prior year periods, primarily as a result of an increase in compensated absence expense and an increase in payroll taxes associated with an increased employee count from an acquisition completed in the fourth quarter of 2013.

Care management division

Revenues increased 60% to $86 million in the third quarter of 2014 compared to $53 million for the same period in 2013 and increased 65% to $262 million for the nine months ended September 30, 2014 from $158 million for the same period in 2013. The growth in revenues in both periods was primarily attributable to acquisitions completed during 2013.

Operating income for the three months ended September 30, 2014 included $0.4 million related to severance costs. Operating income for the three months ended September 30, 2013 included $0.6 million of severance and retirement costs and $0.5 million of costs associated with closing a home health location. Excluding these charges, operating margins increased for the three months ended September 30, 2014 compared to the three months ended September 30, 2013, primarily related to increased operating efficiencies associated with progress in integrating and standardizing activities in this business segment. Operating income for the nine months ended September 30, 2014 also included $1 million related to severance costs. Operating income for the nine months ended September 30, 2013 also included $1 million related to one-time bonus costs. Excluding these charges, operating margins increased for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.

Corporate overhead

Operating income for the Company’s operating divisions excludes allocations of corporate overhead. These costs aggregated $45 million and $39 million in the third quarter of 2014 and 2013, respectively, and $137 million and $128 million for the nine months ended September 30, 2014 and 2013, respectively. The increase in corporate overhead in both periods was primarily attributable to an increase in incentive compensation costs and legal costs. As a percentage of consolidated revenues, corporate overhead totaled 3.6% and 3.3% in the third quarter of 2014 and 2013, respectively, and 3.6% and 3.5% for the nine months ended September 30, 2014 and 2013, respectively.

Transaction costs

Operating results included transaction costs associated with acquisition activities totaling $4 million and $1 million in the third quarter of 2014 and 2013, respectively, and $9 million and $2 million for the nine months ended September 30, 2014 and 2013, respectively. Transaction costs in all periods were included in salaries, wages and benefits, and other operating expenses.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Results of Operations – Continuing Operations (Continued)

Other expenses

Rent expense increased 4% to $80 million in the third quarter of 2014 compared to $76 million for the same period of 2013 and increased 5% to $241 million for the nine months ended September 30, 2014 from $230 million for the same period in 2013. The increase in both periods was primarily attributable to an increase in straight-line rent expense totaling $4 million and $13 million in the third quarter of 2014 and for the nine months ended September 30, 2014, respectively, associated with the September 30, 2013 renewal of 26 nursing centers and 22 TC hospitals leased from Ventas, and contingent rent increases.

Depreciation and amortization expense increased 7% to $39 million in the third quarter of 2014 compared to $37 million for the same period of 2013 and increased 1% to $118 million for the nine months ended September 30, 2014 from $117 million for the same period in 2013. The increase in both periods of 2014 resulted from the Company’s ongoing capital expenditure program.

Interest expense decreased 12% to $22 million in the third quarter of 2014 compared to $26 million for the same period of 2013. Interest expense for the nine months ended September 30, 2014 included $57 million of charges associated with debt refinancing. Interest expense for the nine months ended September 30, 2013 included $1 million of charges associated with debt refinancing. Excluding these charges, interest expense decreased 11% to $72 million for the nine months ended September 30, 2014 from $82 million for the same period in 2013. The decrease in both periods was primarily attributable to lower borrowing levels and lower interest rates as compared to the same periods in 2013.

Consolidated results

Income from continuing operations before income taxes aggregated $9 million in the third quarter of 2014 compared to loss from continuing operations before income taxes of $22 million for the same period of 2013. Income from continuing operations before income taxes aggregated $11 million for the nine months ended September 30, 2014 compared to $18 million for the same period of 2013. Income from continuing operations aggregated $6 million in the third quarter of 2014 compared to loss from continuing operations of $16 million for the same period of 2013. Income from continuing operations aggregated $7 million for the nine months ended September 30, 2014 compared to $9 million for the same period of 2013. Severance costs, allowance for doubtful account for a customer bankruptcy and transaction costs negatively impacted consolidated pretax operating results by $8 million ($5 million net of income taxes) in the third quarter of 2014. Severance costs, allowance for doubtful account for a customer bankruptcy, litigation costs, interest expense related to debt refinancing and transaction costs negatively impacted consolidated pretax operating results by $79 million ($50 million net of income taxes) for the nine months ended September 30, 2014. Litigation charges, costs associated with the closing of a TC hospital and a home health location, severance and retirement costs, debt refinancing costs and transaction costs negatively impacted the consolidated pretax operating results by $33 million ($23 million net of income taxes) in the third quarter of 2013. These costs as well as one-time bonus costs also negatively impacted the consolidated pretax operating results by $55 million ($36 million net of income taxes) for the nine months ended September 30, 2013.

Results of Operations – Discontinued Operations

Loss from discontinued operations aggregated $7 million in the third quarter of 2014 compared to $25 million for the same period of 2013 and $22 million for the nine months ended September 30, 2014 compared to $32 million for the same period of 2013. The Company recorded a net gain of $1 million in the third quarter of 2014 compared to a net loss of $65 million in the third quarter of 2013 related to the divestiture of discontinued operations. The Company recorded a net loss of $4 million and $78 million for the nine months ended September 30, 2014 and 2013, respectively, related to the divestiture of discontinued operations.

During the nine months ended September 30, 2014, the Company reclassified as discontinued for all periods presented the operations of four TC hospitals and two nursing centers that were either closed or divested through a planned sale of such facility or the expiration of a lease.

On September 30, 2013, the Company entered into agreements with Ventas to exit the 2013 Expiring Facilities. The lease term for the 2013 Expiring Facilities was initially scheduled to expire in April 2015. Under the terms of the agreements, the lease term for the 2013 Expiring Facilities was scheduled to expire on September 30, 2014 unless the Company and Ventas were able to transfer the operations earlier; provided, however, that the Company is obligated to continue to operate any 2013 Expiring Facility not transferred by September 30, 2014 for a limited amount of time and under certain reduced rent obligations provided for in the agreements. Through September 30, 2014, the Company has transferred the operations of 55 of the 2013 Expiring Facilities to new operators. Another facility was closed and its operating license and equipment were sold during the nine months ended September 30, 2014. Proceeds from the sale of equipment and inventory for the 2013 Expiring Facilities totaled $2 million and $14 million for the three months and nine months ended September 30, 2014, respectively. For accounting purposes, the 2013 Expiring Facilities qualified as assets held for sale at September 30, 2013 and the Company reflected the operating results as discontinued operations in the accompanying unaudited condensed consolidated statement of operations for all historical periods.

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

Liquidity

Operating cash flows

Cash flows provided by operations (including discontinued operations) aggregated $24 million for the nine months ended September 30, 2014 compared to $189 million for the nine months ended September 30, 2013. Operating cash flows for the nine months ended September 30, 2014 were negatively impacted by $101 million ($70 million net of income taxes) for litigation, severance, retirement, retention, debt refinancing and transaction payments. Operating cash flows for the nine months ended September 30, 2014 also were negatively impacted by growth in accounts receivable, increased cash settlements of certain previously-accrued balance sheet liabilities and other cash flow changes.

Accounts receivable, net of amounts due to third party payors, increased by $88 million for the nine months ended September 30, 2014, primarily as a result of collection delays attributable to a revenue mix expansion into slower paying Medicaid and Medicaid Managed, central business office consolidation in the hospital division and a cash overpayment made under the Medicare periodic interim payment program along with other factors slowing the payment cycle and driving growth in accounts receivable days outstanding.

Operating cash flows for the nine months ended September 30, 2013 were negatively impacted by $46 million ($30 million net of income taxes) for one-time employee bonus, severance, retention, debt refinancing and transaction payments.

The Company utilizes its Amended ABL Facility to meet working capital needs and finance its acquisition and development activities. As a result, the Company typically carries minimal amounts of cash on its consolidated balance sheet. Based upon the Company’s expected operating cash flows and the availability of borrowings under the Amended ABL Facility ($652 million at September 30, 2014), management believes that the Company has the necessary financial resources to satisfy its expected short-term and long-term liquidity needs, exclusive of the financing for the Gentiva Merger.

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

The Company used the net proceeds of $220 million from the Offering to pay down the Company’s Amended ABL Facility.

Dividend payments

The Company paid a quarterly cash dividend of $0.12 per common share on September 10, 2014 to shareholders of record as of the close of business on August 20, 2014. The Company also paid a quarterly cash dividend of $0.12 per common share on June 11, 2014 to shareholders of record as of the close of business on May 21, 2014 and paid a quarterly cash dividend of $0.12 per common share on March 27, 2014 to shareholders of record as of the close of business on March 6, 2014. On November 5, 2014, the Company’s Board of Directors approved the quarterly cash dividend to its shareholders of $0.12 per common share to be paid on December 9, 2014 to shareholders of record as of the close of business on November 18, 2014. Future declarations of quarterly dividends will be subject to the approval of Kindred’s Board of Directors. The current cash dividend funding will require the use of approximately $31 million on an annual basis.

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

April 2014 Debt Refinancing

On April 9, 2014, the Company completed the refinancing of substantially all of its existing debt with $2.25 billion of secured and unsecured debt. The refinancing lowers borrowing costs, extends debt maturities, reduces interest rate risk, improves covenant flexibility and increases the available capacity under the Company’s Amended ABL Facility. Aside from the changes noted below, the terms and conditions of the Amended ABL Facility and the Amended Term Loan Facility are each substantially similar to their respective terms and conditions before the effectiveness of the ABL Amendment Agreement and Term Loan Amendment Agreement, as applicable. During the nine months ended September 30, 2014, the Company paid approximately $57 million in premiums, lender fees and third party costs related to the April 2014 refinancing.

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

The ABL Amendment Agreement also reduces the applicable interest rate margins for LIBOR borrowings under the Prior ABL Facility from a range of 2.50% to 3.00% (depending on average daily excess availability) to a range of 2.00% to 2.50%. The applicable interest rate margins for base rate borrowings are also reduced from a range of 1.50% to 2.00% (depending on average daily excess availability) to a range from 1.00% to 1.50%. At September 30, 2014, the applicable margin for borrowings under the Amended ABL Facility was 2.25% with respect to LIBOR borrowings and 1.25% with respect to base rate borrowings.

Term Loan Amendment Agreement

On April 9, 2014, the Company also entered into the Term Loan Amendment Agreement. The Term Loan Amendment Agreement amends and restates the Prior Term Loan Facility.

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

Interest rate swaps

In December 2011, the Company entered into two interest rate swap agreements to hedge its floating interest rate on an aggregate of $225 million of debt outstanding under the Prior Term Loan Facility. The interest rate swaps had an effective date of January 9, 2012, and will expire on January 11, 2016 and continue to apply to the Amended Term Loan Facility. The Company is required to make payments based upon a fixed interest rate of 1.8925% calculated on the notional amount of $225 million. In exchange, the Company will receive interest on $225 million at a variable interest rate that is based upon the three-month LIBOR, subject to a minimum rate of 1.5%. The Company determined these interest rate swaps qualify for cash flow hedge accounting treatment at September 30, 2014. However, an amendment to the Prior Term Loan Facility completed in May 2013 reduced the LIBOR floor from 1.5% to 1.0%, therefore some partial ineffectiveness will result through the expiration of the interest rate swap agreement.

In March 2014, the Company entered into an additional interest rate swap agreement to hedge its floating interest rate on an aggregate of $400 million of debt outstanding under the Term Loan Amendment Agreement. On April 8, 2014, the Company completed a novation of a portion of its $400 million swap agreement to two new counterparties, each in the amount of $125 million. The original swap contract was not amended, terminated or otherwise modified. The interest rate swap had an effective date of April 9, 2014 and will expire on April 9, 2018. The Company is required to make payments based upon a fixed interest rate of 1.867% calculated on the notional amount of $400 million. In exchange, the Company will receive interest on $400 million at a variable interest rate that is based upon the three-month LIBOR, subject to a minimum rate of 1.0%. The Company determined these interest rate swaps qualify for cash flow hedge accounting treatment at September 30, 2014.

The Company records the effective portion of the gain or loss on these derivative financial instruments in accumulated other comprehensive income (loss) as a component of stockholders equity and records the ineffective portion of the gain or loss on these derivative financial instruments as interest expense. For the three months and nine months ended September 30, 2014, the ineffectiveness related to the interest rate swaps was immaterial.

The aggregate fair value of the interest rate swaps recorded in other accrued liabilities was $2 million and $1 million at September 30, 2014 and December 31, 2013, respectively.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Liquidity (Continued)

Other financing activities

As a result of deterioration in professional liability and workers compensation underwriting results of the Company’s limited purpose insurance subsidiary in 2012, the Company made a capital contribution of $14 million during the nine months ended September 30, 2013 to its limited purpose insurance subsidiary. This transaction was completed in accordance with applicable regulations and had no impact on earnings. No contribution was required to be paid during the nine months ended September 30, 2014.

Capital Resources

Capital expenditures and acquisitions

Excluding acquisitions, routine capital expenditures (expenditures necessary to maintain existing facilities that generally do not increase capacity or add services) totaled $67 million for the nine months ended September 30, 2014 compared to $63 million for the same period in 2013. Hospital development capital expenditures (primarily new and replacement facility construction) totaled $0.5 million for the nine months ended September 30, 2014 compared to $11 million for the same period in 2013. Nursing center development capital expenditures (primarily the addition of transitional care services for higher acuity patients) totaled $2 million for the nine months ended September 30, 2014 and were immaterial for the same period in 2013. Management expects that substantially all of its capital expenditures for 2014, excluding acquisitions, will be financed through internal sources. Management believes that its capital expenditure program is adequate to improve and equip existing facilities. At September 30, 2014, the estimated cost to complete and equip construction in progress approximated $17 million.

Acquisition expenditures totaled $24 million for the nine months ended September 30, 2014 compared to $39 million for the same period in 2013. Acquisition deposits totaled $15 million in the third quarter of 2013, primarily related to the purchase of a hospital rehabilitation services company. The Company financed these acquisitions with operating cash flows and its Amended ABL Facility.

Gentiva Merger

On October 9, 2014, the Company entered into the Gentiva Merger Agreement among Gentiva, the Company and Kindred Merger Sub, providing for the acquisition of Gentiva by the Company. Subject to the terms and conditions of the Gentiva Merger Agreement, which has been unanimously approved by the Company’s and Gentiva’s board of directors, Kindred Merger Sub will be merged with and into Gentiva, with Gentiva continuing as the surviving company in the Gentiva Merger and a wholly owned subsidiary of the Company.

At the effective time of the Gentiva Merger, each share of Gentiva Common Stock issued and outstanding immediately prior to the effective time of the Gentiva Merger (other than shares held by the Company, Gentiva and their respective wholly owned subsidiaries (which will be cancelled) and shares that are owned by stockholders who have properly exercised and perfected a demand for appraisal rights under Delaware law), including each deferred share unit, will be converted into the right to receive the Merger Consideration.

The Gentiva Merger Agreement contains customary representations and warranties for a transaction of this type. The Gentiva Merger Agreement also contains customary covenants, including, among others, covenants (i) providing for each of the Company and Gentiva and their respective subsidiaries to conduct its business in the ordinary course consistent with past practice and not to take certain actions without the other’s consent and (ii) for each of the parties to use reasonable best efforts to cause the transactions contemplated by the Gentiva Merger Agreement to be consummated. Additionally, the Gentiva Merger Agreement provides for customary pre-closing covenants of Gentiva, including covenants not to solicit proposals relating to alternative transactions or, subject to certain exceptions, enter into discussions concerning or provide information in connection with alternative transactions, covenants to call and hold a meeting of Gentiva stockholders and a covenant to recommend that Gentiva’s stockholders adopt the Gentiva Merger Agreement, subject to applicable fiduciary duties.

Consummation of the Gentiva Merger is subject to various conditions, including, among others, adoption of the Gentiva Merger Agreement by the requisite vote of Gentiva’s stockholders and certain other customary closing conditions.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Capital Resources (Continued)

Gentiva Merger (Continued)

The Gentiva Merger Agreement also contains certain termination rights for the Company and Gentiva (including if the Gentiva Merger is not consummated by March 31, 2015) and provides that upon termination of the Gentiva Merger Agreement under specified circumstances, including, among others, following a change in recommendation of the Gentiva board of directors or Gentiva’s termination of the Gentiva Merger Agreement to enter into a written definitive agreement for a “superior proposal,” Gentiva will be required to pay the Company a termination fee of $32.5 million.

In connection with the Gentiva Merger, the Company has also obtained $1.7 billion in financing commitments pursuant to the Commitment Letter, among the Company, Citigroup Global Markets Inc., JPMorgan Chase Bank, N.A. and J.P. Morgan Securities LLC. These commitments, in addition to existing cash balances and borrowings under the Company’s existing revolving credit facility, would be sufficient to finance the Cash Consideration to Gentiva stockholders and to refinance certain existing Gentiva debt. The Commitment Letter also provides for additional commitments to replace the Company’s existing credit facilities, subject to certain conditions.

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

CMS has regulations governing payments to a LTAC hospital that is co-located with another hospital (a “HIH”). The rules generally limit Medicare payments to the HIH if the Medicare admissions to the HIH from its co-located hospital exceed 25% of the total Medicare discharges for the HIH’s cost reporting period, known as the “25 Percent Rule.” There are limited exceptions for admissions from rural, urban single or a hospital that generates more than 25% of the Medicare discharges in a metropolitan statistical area (“MSA Dominant hospital”). Admissions that exceed this “25 Percent Rule” are paid using IPPS. Patients transferred after they have reached the short-term acute care outlier payment status are not counted toward the admission threshold. Patients admitted prior to meeting the admission threshold, as well as Medicare patients admitted from a non co-located hospital, are eligible for the full payment under LTAC PPS. If the HIH’s admissions from the co-located hospital exceed the limit in a cost reporting period, Medicare will pay the lesser of: (1) the amount payable under LTAC PPS; or (2) the amount payable under IPPS, which will likely reduce the Company’s revenues for such admissions. At September 30, 2014, the Company operated 20 HIHs with 768 licensed beds.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Other Information (Continued)

Effects of inflation and changing prices (Continued)

Hospital division

LTAC PPS maintains LTAC hospitals as a distinct provider type, separate from short-term acute care hospitals. Only providers certified as LTAC hospitals may be paid under this system. As of September 30, 2014, 96 of the Company’s TC hospitals are certified as LTAC hospitals (with certification pending for one TC hospital).

On August 4, 2014, CMS issued final regulations regarding Medicare reimbursement for LTAC hospitals for the federal fiscal year beginning October 1, 2014. Included in the final regulations are: (1) a market basket increase to the standard federal payment rate of 2.9%; (2) offsets to the standard federal payment rate mandated by the ACA of: (a) 0.5% to account for the effect of a productivity adjustment, and (b) 0.2% as required by statute; (3) a wage level budget neutrality factor of 1.0016703 applied to the adjusted standard federal payment rate; (4) adjustments to area wage indexes; and (5) an increase in the high cost outlier threshold per discharge to $14,972. In addition, the final regulations also implemented the third year of a three-year phase-in of a 3.75% budget neutrality adjustment which will reduce LTAC hospital rates by 1.3% in 2015. CMS has projected the impact of these changes will result in a 1.1% increase to average Medicare payments to LTAC hospitals.

On August 2, 2013, CMS issued final regulations regarding Medicare reimbursement for LTAC hospitals for the federal fiscal year beginning October 1, 2013. Included in the final regulations are: (1) a market basket increase to the standard federal payment rate of 2.5%; (2) offsets to the standard federal payment rate mandated by the ACA of: (a) 0.5% to account for the effect of a productivity adjustment, and (b) 0.3% as required by statute; (3) a wage level budget neutrality factor of 1.0010531 applied to the adjusted standard federal payment rate; (4) adjustments to area wage indexes; and (5) a decrease in the high cost outlier threshold per discharge to $13,314. In addition, the final regulations also implemented the second year of a three-year phase-in of a 3.75% budget neutrality adjustment which reduced LTAC hospital rates by 1.3% in 2014.

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

Care management division

On October 30, 2014, CMS issued final regulations regarding Medicare payment rates for home health agencies effective January 1, 2015. These final regulations implement a net 0.3% reduction consisting of a 2.6% market basket inflation increase, less (1) a 0.5% productivity adjustment, and (2) a 2.4% rebasing adjustment mandated under the ACA.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Condensed Consolidated Statement of Operations

(Unaudited)

(In thousands, except per share amounts)

	2013 Quarters				2014 Quarters
	First	Second	Third	Fourth	First	Second	Third
Revenues	$1,259,434	$1,191,030	$1,175,445	$1,209,676	$1,286,742	$1,275,964	$1,243,313
Salaries, wages and benefits	781,865	715,619	718,227	738,952	773,812	770,321	756,434
Supplies	84,146	80,603	79,498	78,694	81,988	80,794	79,394
Rent	76,519	77,324	76,762	80,921	81,048	80,209	80,192
Other operating expenses	230,675	227,981	261,842	245,262	249,604	261,418	257,225
Other (income) expense	(1,009)	(26)	51	(458)	(234)	(154)	(353)
Impairment charges	187	438	441	76,127	−	−	−
Depreciation and amortization	41,598	38,554	36,507	37,547	39,337	39,442	39,023
Interest expense	28,159	29,074	25,624	25,152	25,799	80,530	22,516
Investment income	(85)	(1,474)	(1,235)	(1,252)	(183)	(2,449)	(343)
	1,242,055	1,168,093	1,197,717	1,280,945	1,251,171	1,310,111	1,234,088
Income (loss) from continuing operations before income taxes	17,379	22,937	(22,272)	(71,269)	35,571	(34,147)	9,225
Provision (benefit) for income taxes	6,505	9,208	(6,510)	(20,522)	13,585	(13,082)	3,079
Income (loss) from continuing operations	10,874	13,729	(15,762)	(50,747)	21,986	(21,065)	6,146
Discontinued operations, net of income taxes:
Loss from operations	(5,376)	(1,050)	(25,466)	(7,150)	(6,501)	(8,153)	(7,601)
Gain (loss) on divestiture of operations	(2,025)	(10,852)	(65,016)	(5,994)	(3,006)	(2,018)	1,387
Loss from discontinued operations	(7,401)	(11,902)	(90,482)	(13,144)	(9,507)	(10,171)	(6,214)
Net income (loss)	3,473	1,827	(106,244)	(63,891)	12,479	(31,236)	(68)
(Earnings) loss attributable to noncontrolling interests:
Continuing operations	(467)	(116)	(841)	(2,466)	(4,529)	(4,828)	(4,372)
Discontinued operations	51	34	87	61	70	253	78
	(416)	(82)	(754)	(2,405)	(4,459)	(4,575)	(4,294)
Income (loss) attributable to Kindred	$3,057	$1,745	$(106,998)	$(66,296)	$8,020	$(35,811)	$(4,362)
Amounts attributable to Kindred stockholders:
Income (loss) from continuing operations	$10,407	$13,613	$(16,603)	$(53,213)	$17,457	$(25,893)	$1,774
Loss from discontinued operations	(7,350)	(11,868)	(90,395)	(13,083)	(9,437)	(9,918)	(6,136)
Net income (loss)	$3,057	$1,745	$(106,998)	$(66,296)	$8,020	$(35,811)	$(4,362)
Earnings (loss) per common share:
Basic:
Income (loss) from continuing operations	$0.20	$0.25	$(0.31)	$(1.02)	$0.32	$(0.48)	$0.03
Discontinued operations:
Loss from operations	(0.10)	(0.02)	(0.49)	(0.14)	(0.11)	(0.15)	(0.12)
Gain (loss) on divestiture of operations	(0.04)	(0.20)	(1.24)	(0.11)	(0.06)	(0.04)	0.02
Loss from discontinued operations	(0.14)	(0.22)	(1.73)	(0.25)	(0.17)	(0.19)	(0.10)
Net income (loss)	$0.06	$0.03	$(2.04)	$(1.27)	$0.15	$(0.67)	$(0.07)
Diluted:
Income (loss) from continuing operations	$0.20	$0.25	$(0.31)	$(1.02)	$0.32	$(0.48)	$0.03
Discontinued operations:
Loss from operations	(0.10)	(0.02)	(0.49)	(0.14)	(0.11)	(0.15)	(0.12)
Gain (loss) on divestiture of operations	(0.04)	(0.20)	(1.24)	(0.11)	(0.06)	(0.04)	0.02
Loss from discontinued operations	(0.14)	(0.22)	(1.73)	(0.25)	(0.17)	(0.19)	(0.10)
Net income (loss)	$0.06	$0.03	$(2.04)	$(1.27)	$0.15	$(0.67)	$(0.07)
Shares used in computing earnings (loss) per common share:
Basic	52,062	52,265	52,323	52,344	52,641	53,714	62,863
Diluted	52,083	52,284	52,323	52,344	52,711	53,714	62,902

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Operating Data

(Unaudited)

(In thousands)

	2013 Quarters				2014 Quarters
	First	Second	Third	Fourth	First	Second	Third
Revenues:
Hospital division	$657,814	$606,604	$594,154	$606,988	$646,458	$632,156	$609,452
Nursing center division	270,205	264,847	265,696	270,080	277,902	280,255	279,561
Rehabilitation division:
Skilled nursing rehabilitation services	258,750	249,647	245,330	243,280	254,255	253,989	247,042
Hospital rehabilitation services	74,523	69,777	68,296	74,017	73,964	75,324	74,808
	333,273	319,424	313,626	317,297	328,219	329,313	321,850
Care management division	51,621	53,039	53,801	66,466	87,704	87,986	86,186
	1,312,913	1,243,914	1,227,277	1,260,831	1,340,283	1,329,710	1,297,049
Eliminations:
Skilled nursing rehabilitation services	(28,657)	(28,660)	(28,151)	(28,157)	(29,646)	(30,031)	(30,788)
Hospital rehabilitation services	(23,609)	(23,223)	(22,520)	(22,123)	(23,233)	(22,855)	(22,172)
Nursing centers	(1,213)	(1,001)	(1,161)	(875)	(662)	(860)	(776)
	(53,479)	(52,884)	(51,832)	(51,155)	(53,541)	(53,746)	(53,736)
	$1,259,434	$1,191,030	$1,175,445	$1,209,676	$1,286,742	$1,275,964	$1,243,313
Income (loss) from continuing operations:
Operating income (loss):
Hospital division	$147,493	$129,366	$112,483	$126,788	$145,395	$132,878	$121,744
Nursing center division	29,145	36,018	31,505	35,585	38,471	36,880	36,179
Rehabilitation division:
Skilled nursing rehabilitation services	13,239	21,623	(7,209)	14,260	18,328	19,982	17,552
Hospital rehabilitation services	18,132	19,573	18,215	18,005	19,820	20,084	18,273
	31,371	41,196	11,006	32,265	38,148	40,066	35,825
Care management division	2,786	3,961	1,085	2,131	4,697	7,065	6,789
Corporate:
Overhead	(45,585)	(43,196)	(39,157)	(48,557)	(44,050)	(48,365)	(45,173)
Insurance subsidiary	(509)	(384)	(482)	(539)	(406)	(443)	(637)
	(46,094)	(43,580)	(39,639)	(49,096)	(44,456)	(48,808)	(45,810)
Impairment charges	(187)	(438)	(441)	(76,127)	−	−	−
Transaction costs	(944)	(108)	(613)	(447)	(683)	(4,496)	(4,114)
Operating income	163,570	166,415	115,386	71,099	181,572	163,585	150,613
Rent	(76,519)	(77,324)	(76,762)	(80,921)	(81,048)	(80,209)	(80,192)
Depreciation and amortization	(41,598)	(38,554)	(36,507)	(37,547)	(39,337)	(39,442)	(39,023)
Interest, net	(28,074)	(27,600)	(24,389)	(23,900)	(25,616)	(78,081)	(22,173)
Income (loss) from continuing operations before income taxes	17,379	22,937	(22,272)	(71,269)	35,571	(34,147)	9,225
Provision (benefit) for income taxes	6,505	9,208	(6,510)	(20,522)	13,585	(13,082)	3,079
	$10,874	$13,729	$(15,762)	$(50,747)	$21,986	$(21,065)	$6,146

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Operating Data (Continued)

(Unaudited)

(In thousands)

	2013 Quarters				2014 Quarters
	First	Second	Third	Fourth	First	Second	Third
Rent:
Hospital division	$49,582	$50,221	$49,761	$52,623	$53,135	$52,526	$52,509
Nursing center division	23,876	24,104	24,111	25,031	23,952	23,856	23,865
Rehabilitation division:
Skilled nursing rehabilitation services	1,235	1,197	1,123	1,171	1,089	1,067	1,041
Hospital rehabilitation services	17	19	19	51	51	22	22
	1,252	1,216	1,142	1,222	1,140	1,089	1,063
Care management division	1,186	1,155	1,193	1,567	2,256	2,177	2,155
Corporate	623	628	555	478	565	561	600
	$76,519	$77,324	$76,762	$80,921	$81,048	$80,209	$80,192
Depreciation and amortization:
Hospital division	$19,722	$17,525	$16,750	$16,569	$16,985	$17,008	$16,851
Nursing center division	7,341	6,814	6,479	6,860	7,542	7,686	7,881
Rehabilitation division:
Skilled nursing rehabilitation services	3,112	2,878	2,461	2,559	2,695	2,885	2,866
Hospital rehabilitation services	2,331	2,319	2,281	2,498	2,564	2,488	2,364
	5,443	5,197	4,742	5,057	5,259	5,373	5,230
Care management division	1,526	1,615	1,638	1,829	2,125	2,139	2,105
Corporate	7,566	7,403	6,898	7,232	7,426	7,236	6,956
	$41,598	$38,554	$36,507	$37,547	$39,337	$39,442	$39,023
Capital expenditures, excluding acquisitions (including discontinued operations):
Hospital division:
Routine	$10,271	$5,593	$6,421	$6,286	$8,402	$8,225	$6,470
Development	2,388	5,079	3,235	1,115	511	51	−
	12,659	10,672	9,656	7,401	8,913	8,276	6,470
Nursing center division:
Routine	5,819	4,259	5,584	7,361	5,055	5,163	5,024
Development	–	7	–	–	240	321	1,570
	5,819	4,266	5,584	7,361	5,295	5,484	6,594
Rehabilitation division:
Skilled nursing rehabilitation services:
Routine	605	464	860	679	849	593	489
Development	–	–	–	–	–	–	–
	605	464	860	679	849	593	489
Hospital rehabilitation services:
Routine	32	45	31	165	56	44	62
Development	–	–	–	–	–	–	–
	32	45	31	165	56	44	62
Care management division:
Routine	195	339	522	467	308	168	228
Development	–	–	–	–	–	–	–
	195	339	522	467	308	168	228
Corporate:
Routine:
Information systems	5,289	6,436	7,298	21,733	6,906	10,061	8,593
Other	159	294	2,436	1,265	101	231	397
	$24,758	$22,516	$26,387	$39,071	$22,428	$24,857	$22,833

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Operating Data (Continued)

(Unaudited)

	2013 Quarters				2014 Quarters
	First	Second	Third	Fourth	First	Second	Third
Hospital division data:
End of period data:
Number of hospitals:
Transitional care	97	97	97	97	97	97	97
Inpatient rehabilitation	5	5	5	5	5	5	5
	102	102	102	102	102	102	102
Number of licensed beds:
Transitional care	7,059	7,059	7,073	7,105	7,145	7,145	7,145
Inpatient rehabilitation	215	215	215	215	215	215	215
	7,274	7,274	7,288	7,320	7,360	7,360	7,360
Revenue mix %:
Medicare	62.5	60.7	59.1	59.3	60.2	58.9	57.6
Medicaid	5.4	5.9	6.9	6.2	6.5	6.6	6.7
Medicare Advantage	10.2	11.1	11.1	11.7	11.2	11.0	10.4
Medicaid Managed	1.9	1.9	2.0	1.9	2.3	2.9	3.7
Commercial insurance and other	20.0	20.4	20.9	20.9	19.8	20.6	21.6
Admissions:
Medicare	10,274	9,432	9,010	9,255	9,858	9,410	9,221
Medicaid	685	744	788	712	835	914	831
Medicare Advantage	1,519	1,474	1,422	1,450	1,515	1,449	1,305
Medicaid Managed	209	208	225	252	317	381	511
Commercial insurance and other	1,951	1,869	1,874	1,818	2,107	2,055	1,873
	14,638	13,727	13,319	13,487	14,632	14,209	13,741
Admissions mix %:
Medicare	70.2	68.7	67.6	68.6	67.4	66.2	67.1
Medicaid	4.7	5.4	5.9	5.3	5.7	6.4	6.1
Medicare Advantage	10.4	10.8	10.7	10.7	10.3	10.2	9.5
Medicaid Managed	1.4	1.5	1.7	1.9	2.2	2.7	3.7
Commercial insurance and other	13.3	13.6	14.1	13.5	14.4	14.5	13.6
Patient days:
Medicare	252,195	234,490	223,639	226,662	239,759	230,122	222,704
Medicaid	28,765	30,425	31,569	29,799	32,909	32,821	30,786
Medicare Advantage	43,016	43,040	41,842	43,784	44,979	44,094	40,901
Medicaid Managed	8,808	8,342	8,264	8,238	10,733	13,247	16,595
Commercial insurance and other	63,227	57,091	59,575	57,334	62,858	61,892	60,187
	396,011	373,388	364,889	365,817	391,238	382,176	371,173
Average length of stay:
Medicare	24.5	24.9	24.8	24.5	24.3	24.5	24.2
Medicaid	42.0	40.9	40.1	41.9	39.4	35.9	37.0
Medicare Advantage	28.3	29.2	29.4	30.2	29.7	30.4	31.3
Medicaid Managed	42.1	40.1	36.7	32.7	33.9	34.8	32.5
Commercial insurance and other	32.4	30.5	31.8	31.5	29.8	30.1	32.1
Weighted average	27.1	27.2	27.4	27.1	26.7	26.9	27.0
Revenues per admission:
Medicare	$40,051	$39,004	$38,993	$38,869	$39,482	$39,559	$38,088
Medicaid	51,450	48,221	51,934	52,635	50,201	45,392	49,204
Medicare Advantage	44,326	45,709	46,429	49,051	47,739	48,067	48,586
Medicaid Managed	58,770	55,496	52,771	46,112	47,781	48,953	44,406
Commercial insurance and other	67,389	66,306	66,170	69,876	60,679	63,315	70,078
Weighted average	44,939	44,190	44,609	45,006	44,181	44,490	44,353
Revenues per patient day:
Medicare	$1,632	$1,569	$1,571	$1,587	$1,623	$1,618	$1,577
Medicaid	1,225	1,179	1,296	1,258	1,274	1,264	1,328
Medicare Advantage	1,565	1,565	1,578	1,624	1,608	1,580	1,550
Medicaid Managed	1,395	1,384	1,437	1,411	1,411	1,408	1,367
Commercial insurance and other	2,079	2,171	2,081	2,216	2,034	2,102	2,181
Weighted average	1,661	1,625	1,628	1,659	1,652	1,654	1,642
Medicare case mix index (discharged patients only)	1.18	1.18	1.16	1.16	1.17	1.18	1.16
Average daily census	4,400	4,103	3,966	3,976	4,347	4,200	4,034
Occupancy %	68.3	63.5	61.1	61.4	67.4	64.9	62.3
Annualized employee turnover %	22.1	21.7	21.4	21.3	20.7	20.8	21.5

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Operating Data (Continued)

(Unaudited)

	2013 Quarters				2014 Quarters
	First	Second	Third	Fourth	First	Second	Third
Nursing center division data:
End of period data:
Number of facilities:
Nursing centers:
Owned or leased	94	94	94	94	94	94	95
Managed	4	4	4	4	4	4	4
Assisted living facilities	6	6	6	6	6	6	6
	104	104	104	104	104	104	105
Number of licensed beds:
Nursing centers:
Owned or leased	11,921	11,921	11,921	11,921	11,921	11,909	11,993
Managed	485	485	485	485	485	485	485
Assisted living facilities	341	341	341	341	341	341	341
	12,747	12,747	12,747	12,747	12,747	12,735	12,819
Revenue mix %:
Medicare	35.0	34.0	33.1	32.1	32.0	31.8	31.1
Medicaid	35.7	36.4	38.8	39.8	40.4	39.7	40.2
Medicare Advantage	8.2	8.3	7.3	7.8	8.6	8.1	8.6
Medicaid Managed	3.4	3.5	3.5	3.5	3.2	3.6	4.5
Private and other	17.7	17.8	17.3	16.8	15.8	16.8	15.6
Patient days (a):
Medicare	167,391	158,780	154,562	148,179	148,957	149,385	144,903
Medicaid	505,962	506,025	515,789	522,071	516,487	506,917	508,368
Medicare Advantage	51,695	51,337	45,338	48,537	54,404	51,355	55,188
Medicaid Managed	52,500	52,532	53,740	53,100	49,857	55,997	70,634
Private and other	163,641	163,167	162,506	159,518	152,807	155,530	147,326
	941,189	931,841	931,935	931,405	922,512	919,184	926,419
Patient day mix % (a):
Medicare	17.8	17.0	16.6	15.9	16.1	16.3	15.6
Medicaid	53.7	54.3	55.3	56.1	56.0	55.1	54.9
Medicare Advantage	5.5	5.5	4.9	5.2	5.9	5.6	6.0
Medicaid Managed	5.6	5.7	5.8	5.7	5.4	6.1	7.6
Private and other	17.4	17.5	17.4	17.1	16.6	16.9	15.9
Revenues per patient day (a):
Medicare Part A	$528	$527	$527	$542	$552	$551	$551
Total Medicare (including Part B)	565	567	569	586	597	597	599
Medicaid	191	190	200	206	217	220	221
Medicaid (net of provider taxes) (b)	168	168	178	184	195	197	202
Medicare Advantage	427	430	428	435	441	442	436
Medicaid Managed	177	177	175	177	178	180	180
Private and other	292	289	283	284	288	302	296
Weighted average	287	284	285	290	301	305	302
Average daily census (a)	10,458	10,240	10,130	10,124	10,250	10,101	10,070
Admissions (a)	10,806	10,066	9,824	9,842	10,252	10,170	10,221
Occupancy % (a)	83.3	81.5	80.5	80.2	81.2	80.2	79.6
Medicare average length of stay (a)	30.4	31.1	31.8	31.5	29.8	29.7	30.2
Annualized employee turnover %	41.3	44.0	44.3	42.8	39.4	40.7	42.9

(a)	Excludes managed facilities.
(b)	Provider taxes are recorded in other operating expenses for all periods presented.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Operating Data (Continued)

(Unaudited)

	2013 Quarters				2014 Quarters
	First	Second	Third	Fourth	First	Second	Third
Rehabilitation division data:
Skilled nursing rehabilitation services:
Revenue mix %:
Company-operated	11	11	11	12	12	12	12
Non-affiliated	89	89	89	88	88	88	88
Sites of service (at end of period)	1,729	1,713	1,768	1,806	1,851	1,863	1,896
Revenue per site	$149,653	$145,736	$138,762	$134,707	$137,361	$136,333	$130,296
Therapist productivity %	81.1	80.4	79.8	79.5	80.0	79.8	79.6
Hospital rehabilitation services:
Revenue mix %:
Company-operated	32	33	33	30	31	30	30
Non-affiliated	68	67	67	70	69	70	70
Sites of services (at end of period):
Inpatient rehabilitation units	103	103	99	104	105	104	102
LTAC hospitals	123	123	122	121	121	118	117
Sub-acute units	8	8	7	10	10	9	10
Outpatient units	98	104	104	144	143	143	139
	332	338	332	379	379	374	368
Revenue per site	$224,466	$206,441	$205,711	$195,296	$195,157	$201,400	$203,284
Annualized employee turnover %	10.4	13.2	14.0	13.7	12.5	14.7	15.7

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

The following table provides information as of September 30, 2014 about the Company’s financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted average interest rates by expected maturity date.

On April 9, 2014, the Company completed the refinancing of substantially all of its existing debt with $2.25 billion of secured and unsecured debt. The refinancing lowers borrowing costs, extends debt maturities, reduces interest rate risk, improves covenant flexibility and increases the available capacity under the Company’s Amended ABL Facility. See Note 9 of the notes to condensed consolidated financial statements.

Interest Rate Sensitivity

Principal (Notional) Amount by Expected Maturity

Average Interest Rate

(Dollars in thousands)

	Expected maturities							Fair value 9/30/14
	2014	2015	2016	2017	2018	Thereafter	Total
Liabilities:
Long-term debt, including amounts due within one year:
Fixed rate:
Notes due 2022	$–	$–	$–	$–	$–	$500,000	$500,000	$488,750
Average interest rate	–	–	–	–	–	6.4%
Variable rate:
Amended ABL Facility (a)	$–	$–	$–	$–	$–	$–	$–	$–
Amended Term Loan Facility (b,c)	2,500	10,000	10,000	10,000	10,000	955,000	997,500	978,348
Other (d)	58	3,720	–	–	–	–	3,778	3,778
	$2,558	$13,720	$10,000	$10,000	$10,000	$955,000	$1,001,278	$982,126

(a)

Interest on borrowings under the Company’s Amended ABL Facility is payable at a rate per annum equal to the applicable margin plus, at the Company’s option, either: (1) LIBOR determined by reference to the costs of funds for Eurodollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, or (2) a base rate determined by reference to the highest of: (a) the prime rate of JPMorgan Chase Bank, N.A., (b) the federal funds effective rate plus one-half of 1.00% and (c) LIBOR as described in subclause (1) plus 1.00%. At September 30, 2014, the applicable margin for borrowings under the Amended ABL Facility was 2.25% with respect to LIBOR borrowings and 1.25% with respect to base rate borrowings. Commencing with the completion of the Company’s first fiscal quarter ending after the ABL Amendment Agreement, the applicable margin is subject to adjustment each fiscal quarter, based upon average historical excess availability during the preceding quarter.

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

(c)

In December 2011, the Company entered into two interest rate swap agreements to hedge its floating interest rate on an aggregate of $225 million of debt outstanding on the Prior Term Loan Facility. The interest rate swaps had an effective date of January 9, 2012, and expire on January 11, 2016 and continue to apply to the Amended Term Loan Facility. The Company is required to make payments based upon a fixed interest rate of 1.8925% calculated on the notional amount of $225 million. In exchange, the Company will receive interest on $225 million at a variable interest rate that is based upon the three-month LIBOR, subject to a minimum rate of 1.5%. In March 2014, the Company entered into an additional interest rate swap agreement to hedge its floating interest rate on an aggregate of $400 million of debt outstanding under the Amended Term Loan Facility. On April 8, 2014, the Company completed a novation of a portion of its $400 million swap agreement to two new counterparties, each in the amount of $125 million. The original swap contract was not amended, terminated or otherwise modified. The interest rate swap had an effective date of April 9, 2014 and will expire on April 9, 2018. The Company is required to make payments based upon a fixed interest rate of 1.867% calculated on the notional amount of $400 million. In exchange, the Company will receive interest on $400 million at a variable interest rate that is based upon the three-month LIBOR, subject to a minimum rate of 1.0%.

(d)	Interest based upon LIBOR plus 4%.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures and Changes in Internal Control Over Financial Reporting

The Company has carried out an evaluation under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2014, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports that the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

There has been no change in the Company’s internal control over financial reporting during the Company’s quarter ended September 30, 2014, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

RehabCare investigation

The Company has responded to extensive document subpoenas and requests for employee interviews from the U.S. Attorney’s Office in Boston, Massachusetts concerning the operations of RehabCare, a therapy services company acquired by the Company on June 1, 2011. The DOJ asserts, among other things, that rehabilitation therapy services provided to patients in skilled nursing centers were not delivered or billed in accordance with Medicare requirements (including violations of the federal False Claims Act), and that there may have been questionable financial arrangements between RehabCare and a vendor and certain skilled nursing facility customers (including possible violations of the federal Anti-Kickback Statute). The Company is cooperating fully with the DOJ investigation. No estimate of the possible loss or range of loss resulting from this investigation can be made at this time. The Company disputes the allegations related to the DOJ investigation and will defend any related claims vigorously.

Class action lawsuit

On January 6, 2014, a purported class action complaint was filed in the federal district court for the Southern District of Florida against the Company and one of its subsidiaries. The lawsuit, styled Pines Nursing Home, et al. v. Polaris and RehabCare Group, Inc., et al. alleges that one of the Company’s subsidiaries sent “junk” faxes in violation of the Telephone Consumer Protection Act of 1991 and the Junk Fax Prevention Act of 2005. The complaint seeks statutory damages, penalties, attorneys’ fees and an injunction prohibiting such conduct in the future. The Court denied plaintiff’s motion for class certification on June 20, 2014. Subsequently, the Company filed an offer of judgment for $49,900 which was accepted by the plaintiff on July 29, 2014. The court dismissed the lawsuit on August 8, 2014.

Item 1A. Risk Factors

The following risk factors update, and are in addition to, the risk factors included in the Company’s Form 10-K for the year ended December 31, 2013 (the “2013 10-K”) and should be read in conjunction therewith. The risks and uncertainties described below and in the 2013 10-K are not the only risks and uncertainties facing us. Additional risks not currently known to us or that we currently believe are immaterial may also impair our operating results, financial condition and liquidity.

Risks Relating to the Gentiva Merger

There can be no assurance that the Company will successfully complete the Gentiva Merger on the terms or timetable currently proposed or at all.

No assurance can be given that the Gentiva Merger will be completed when expected, on the terms proposed or at all. The Gentiva Merger is subject to customary closing conditions, including approval by the Gentiva stockholders, the effectiveness of the related Form S-4, approval of the listing by the New York Stock Exchange (“NYSE”) of the Kindred Common Stock to be issued in the Gentiva Merger, the absence of legal prohibitions on the consummation of the Gentiva Merger, the accuracy of the representations and warranties in the Gentiva Merger Agreement and the performance by the Company and Gentiva of their respective obligations under the Gentiva Merger Agreement. The Company’s obligation to close under the Gentiva Merger Agreement is also conditioned upon the receipt of certain state healthcare and insurance regulatory clearances or approvals (which condition, if not already fulfilled, will be deemed satisfied on February 28, 2015). There can be no assurance that the conditions to closing will be satisfied or waived or that other events will not intervene to delay or prevent the closing of the Gentiva Merger. A delay in closing, or a failure to complete the Gentiva Merger, could have a negative impact on the Company’s business and on the trading price of its common stock. Whether or not the Company acquires Gentiva, it has incurred, and will continue to incur, substantial nonrecurring transaction costs in connection with the Gentiva Merger. See “−The Company has incurred, and will continue to incur, significant transaction and Gentiva Merger-related integration costs in connection with the Gentiva Merger.”

PART II. OTHER INFORMATION (Continued)

Item 1A. Risk Factors (Continued)

Risks Relating to the Gentiva Merger (Continued)

The Gentiva Merger is subject to certain governmental and regulatory approvals, which, if delayed, denied or granted with unacceptable conditions, may delay or prevent the completion of the Gentiva Merger, result in additional expenditure of time and resources and reduce the anticipated benefits of the Gentiva Merger.

The Company and Gentiva require certain governmental authorizations, consents, orders and approvals, including certain state licensure and regulatory approvals, in connection with the Gentiva Merger. The failure to obtain such approvals may delay closing until after February 28, 2015, may prevent the Gentiva Merger from being completed, and may reduce the anticipated benefits of the Gentiva Merger to the Company’s and Gentiva’s stockholders.

Failure to complete the Gentiva Merger could negatively impact the Company’s stock price and future business and financial results.

The Gentiva Merger Agreement also contains certain termination rights for the Company and Gentiva (including if the Gentiva Merger is not consummated by March 31, 2015). If the Gentiva Merger is not completed for any reason, including as a result of Gentiva stockholders failing to approve the Gentiva Merger Agreement, the Company’s ongoing business may be adversely affected and, without realizing any of the benefits of having completed the Gentiva Merger, the Company would also be subject to a number of risks, including the following:

•	The Company may experience negative reactions from the financial markets, including negative impacts on its stock price.
•	The Company may experience negative reactions from its customers, partners and employees.
•	The Company will be required to pay certain costs relating to the Gentiva Merger, whether or not the Gentiva Merger is completed.
•

Matters relating to the Gentiva Merger (including integration planning) will require substantial commitments of time and resources by the Company’s management, which would otherwise have been devoted to day-to-day operations and other opportunities.

In addition to the above risks, the Company could be subject to litigation related to any failure to complete the Gentiva Merger or related to any enforcement proceeding commenced against it to perform its obligations under the Gentiva Merger Agreement. If the Gentiva Merger is not completed, these risks may materialize and may adversely affect the Company’s business, financial position, results of operations and liquidity.

The Company may not be able to successfully integrate Gentiva’s operations with its own or realize the anticipated benefits of the Gentiva Merger, which could adversely affect the Company’s financial condition, results of operations and business prospects.

The Company may not be able to successfully integrate Gentiva’s operations with its own, and the Company may not realize all or any of the expected benefits of the Gentiva Merger as and when planned. The integration of Gentiva’s operations with the Company’s will be complex, costly and time-consuming. The Company expects that it will require significant attention from senior management and will impose substantial demands on the Company’s operations and personnel, potentially diverting attention from other important pending projects. The difficulties and risks associated with the integration of Gentiva include:

•

the possibility that the Company will fail to implement its business plans for the combined company, including as a result of new legislation or regulation in the healthcare industry that affects the timing or costs associated with the operations of the combined company or its integration plan;

•	possible inconsistencies in the standards, controls, procedures, policies and compensation structures of the Company and Gentiva;
•

the possibility that the Company may have failed to discover liabilities of Gentiva during its due diligence investigation as part of the Gentiva Merger for which the Company, as a successor owner, may be responsible;

•	limitations prior to the completion of the Gentiva Merger on the ability of management of each of the Company and Gentiva to work together to develop an integration plan;
•	the increased scope and complexity of the Company’s operations;
•	the potential loss of key employees and the costs associated with the Company’s efforts to retain key employees;

PART II. OTHER INFORMATION (Continued)

Item 1A. Risk Factors (Continued)

Risks Relating to the Gentiva Merger (Continued)

•	provisions in the Company’s and Gentiva’s contracts with third parties that may limit its flexibility to take certain actions;
•	risks and limitations on the Company’s ability to consolidate corporate and administrative infrastructures of the two companies;
•	obligations that the Company will have to counterparties of Gentiva that arise as result of the change in control of Gentiva; and
•	the possibility of unanticipated delays, costs or inefficiencies associated with the integration of Gentiva’s operations with the Company’s.

As a result of these difficulties and risks, the Company may not accomplish the integration of Gentiva’s business smoothly, successfully or within its budgetary expectations and anticipated timetable. Accordingly, the Company may fail to realize some or all of the anticipated benefits of the Gentiva Merger, such as increase in the Company’s scale, diversification, cash flows and operational efficiency and accretion to its earnings per share.

The Gentiva Merger may not achieve its intended results, including anticipated synergies.

While the Company expects the Gentiva Merger to result in a significant amount of synergies and other financial and operational benefits, the Company may be unable to realize these synergies or other benefits in the timeframe that it expects or at all. Achieving the anticipated benefits, including synergies, is subject to a number of uncertainties, including whether the businesses acquired can be operated in the manner the Company intends and whether its cost to finance the Gentiva Merger and integrate the businesses will be consistent with the Company’s expectations. Events outside of the Company’s control, including, but not limited to, any conditions imposed by governmental authorities, operating changes or regulatory changes, could also adversely affect the Company’s ability to realize the anticipated benefits from the Gentiva Merger. Thus, the integration may be unpredictable, or subject to delays or changed circumstances, and the acquired businesses may not perform in accordance with the Company’s expectations. Further, the Company will incur implementation costs relative to these anticipated synergies, and the Company’s expectations with respect to integration or synergies as a result of the Gentiva Merger may not materialize. Accordingly, stockholders and potential investors should not place undue reliance on the Company’s anticipated synergies. See “−The Company may not be able to successfully integrate Gentiva’s operations with its own or realize the anticipated benefits of the Gentiva Merger, which could adversely affect the Company’s financial condition, results of operations and business prospects.”

The Company has incurred, and will continue to incur, significant transaction and Gentiva Merger-related integration costs in connection with the Gentiva Merger.

The Company has incurred and expects to continue to incur a number of costs associated with completing the Gentiva Merger and integrating the operations of the Company and Gentiva. Such costs include costs associated with borrowings under the Company’s existing credit facilities, any premiums in connection with refinancing Gentiva’s debt and the payment of certain fees and expenses incurred in connection with the Gentiva Merger, including legal and other professional advisor fees. The substantial majority of these costs will be non-recurring expenses and will primarily consist of transaction costs related to the Gentiva Merger, facilities and systems consolidation costs and employment-related costs. Additional unanticipated costs may be incurred in the integration of the businesses of the Company and Gentiva. Although the Company expects that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, may offset incremental transaction and Gentiva Merger-related costs over time, this net benefit may not be achieved in the near term, or at all.

The pendency of the Gentiva Merger could adversely affect the Company’s business, financial results and operations, and the market price of its common stock.

The announcement and pendency of the Gentiva Merger could cause disruptions and create uncertainty surrounding the Company’s business and affect the relationships with its customers and employees. In addition, the Company has diverted, and will continue to divert, significant management resources to complete the Gentiva Merger, which could have a negative impact on the Company’s ability to manage existing operations or pursue alternative strategic transactions, which could adversely affect the Company’s business, operating results and financial condition. As a result of investor perceptions about the terms or benefits of the Gentiva Merger, the market price of the Company’s common stock may decline.

PART II. OTHER INFORMATION (Continued)

Item 1A. Risk Factors (Continued)

Risks Relating to the Gentiva Merger (Continued)

Uncertainty about the effect of the Gentiva Merger on Gentiva’s employees and customers may have an adverse effect on Gentiva and, consequently, the combined company.

The uncertainty created by the pending Gentiva Merger may impair Gentiva’s ability to attract, retain and motivate key personnel until the Gentiva Merger is completed as current and prospective employees may experience uncertainty about their future roles with the combined company. If key employees of Gentiva depart because of issues relating to the uncertainty and difficulty of integration or a desire not to become the Company’s employees, the Company’s ability to realize the anticipated benefits of the Gentiva Merger could be reduced or delayed. In addition, disruptions resulting from the Gentiva Merger may also affect the Company’s relationships with its customers and employees.

The Company expects to incur substantial additional indebtedness to finance the Gentiva Merger and may not be able to meet its substantial debt service requirements.

A substantial portion of the Company’s cash flows from operations is dedicated to the payment of principal and interest obligations on its outstanding indebtedness. Subject to certain restrictions, the Company also has the ability to incur substantial additional borrowings. In addition, the Company intends to incur substantial additional indebtedness in connection with the Gentiva Merger. If the Company is unable to generate sufficient funds to meet its obligations under the Company’s outstanding notes or credit facilities (including after giving effect to the Gentiva Merger), the Company may be required to refinance, restructure or otherwise amend some or all of such obligations, sell assets or raise additional cash through the sale of equity in the Company. The Company cannot make any assurances that it would be able to obtain such refinancing on terms as favorable as its current financing or that such restructuring, sales of assets or issuances of equity can be accomplished or, if accomplished, would raise sufficient funds to meet these obligations.

Acquiring Gentiva will substantially increase the scale of the Company, which will change the risks to which the Company is subject.

Gentiva is a large and complex company that will add significantly to the size and scale of the Company’s operations if it is successful in closing the Gentiva Merger. Gentiva reported in its annual report on Form 10-K for the year ended December 31, 2013 that it had approximately $1.7 billion in net revenues for 2013 and approximately $1.3 billion in total assets at December 31, 2013. Gentiva also reported that it has made numerous acquisitions and operates at approximately 550 locations in 40 states, which could expose the Company to increased integration, operational, employee management and regulatory risks. Further, after giving effect to the acquisition of Gentiva, the percentage of our revenues derived from the Medicare and Medicaid programs will increase. The Company may have failed to identify all the risks to which the acquisition of Gentiva may expose it or the effects it may have on the price of the Company’s stock or on the long-term value of the Company, including any risks related to Gentiva’s compliance with healthcare laws and regulations, contractual obligations and leases and those related to changes in Medicare reimbursement.

Legal proceedings in connection with the Gentiva Merger could delay or prevent the completion of the Gentiva Merger.

Purported class action lawsuits have been filed by third parties challenging the proposed Gentiva Merger and seeking, among other things, to enjoin the completion of the Gentiva Merger. One of the conditions to the closing of the Gentiva Merger is that no governmental authority has enjoined the completion of the Gentiva Merger. If a plaintiff is successful in obtaining an injunction prohibiting completion of the Gentiva Merger, then the injunction may delay the Gentiva Merger or prevent the Gentiva Merger from being completed. In addition, Gentiva and the Company could incur significant costs or damages in connection with the lawsuits.

PART II. OTHER INFORMATION (Continued)

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total number of shares (or units) purchased (a)	Average price paid per share (or unit) (b)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
Month #1 (July 1 – July 31)	36,094	$24.20	–	$–
Month #2 (August 1 – August 31)	4,333	24.11	–	–
Month #3 (September 1 – September 30)	349	20.54	–	–
Total	40,776	$24.16	–	$–

(a)

These amounts represent shares of Kindred Common Stock (i) withheld to offset tax withholding obligations that occurred upon the vesting and release of service-based restricted share awards previously granted under the Company’s stock-based compensation plans for its employees (the “Withheld Shares”), and (ii) tendered to pay the exercise price on stock options previously granted under the Company’s equity plans for its employees (the “Tendered Shares”). The total tax withholding obligation is calculated by dividing the closing price of Kindred Common Stock on the NYSE on the applicable vesting date to determine the total number of Withheld Shares required to satisfy such withholding obligation. The option exercise payment was divided by the closing price of Kindred Common Stock on the NYSE on the day prior to the date the option was exercised to determine the total number of Tendered Shares required to satisfy such option exercise payment.

(b)

The average price per share for each period was calculated by dividing the sum of the aggregate value of the Withheld Shares and Tendered Shares by the total number of Withheld Shares and Tendered Shares.

PART II. OTHER INFORMATION (Continued)

Item 6. Exhibits

10.1

Form of Restricted Share Award Agreement under the Kindred Healthcare, Inc. 2011 Stock Incentive Plan, Amended and Restated. Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 25, 2014 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.2

Form of Performance Unit Award Agreement under the Kindred Healthcare, Inc. 2011 Stock Incentive Plan, Amended and Restated. Exhibit 10.2 to the Company’s Current Report on Form 8-K dated July 25, 2014 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.3

Form of Incentive Stock Option Grant Agreement under the Kindred Healthcare, Inc. 2011 Stock Incentive Plan, Amended and Restated. Exhibit 10.3 to the Company’s Current Report on Form 8-K dated July 25, 2014 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.4

Form of Non-Qualified Stock Option Grant Agreement under the Kindred Healthcare, Inc. 2011 Stock Incentive Plan, Amended and Restated. Exhibit 10.4 to the Company’s Current Report on Form 8-K dated July 25, 2014 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.5

Form of Stock Bonus Award Agreement under the Kindred Healthcare, Inc. 2011 Stock Incentive Plan, Amended and Restated. Exhibit 10.5 to the Company’s Current Report on Form 8-K dated July 25, 2014 (Comm. File No. 001-14057) is hereby incorporated by reference.

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

KINDRED HEALTHCARE, INC.

Date: November 7, 2014	/s/ Paul J. Diaz
Paul J. Diaz
Chief Executive Officer

Date: November 7, 2014	/s/ Stephen D. Farber
Stephen D. Farber
Executive Vice President, Chief Financial Officer