Form 10-K
period 2014-12-31
KINDRED HEALTHCARE, INC
filed 2015-03-02
CIK 1060009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Large accelerated filer  ☑    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the shares of the registrant held by non-affiliates of the registrant, based on the closing price of such stock on the New York Stock Exchange on June 30, 2014, was approximately $1,430,000,000. For purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates.

As of January 31, 2015, there were 69,968,960 shares of the registrant’s common stock, $0.25 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference from the registrant’s 2015 definitive proxy statement, which will be filed no later than 120 days after December 31, 2014.

PART I

All references in this Annual Report on Form 10-K to “Kindred,” “Company,” “we,” “us,” or “our” mean Kindred Healthcare, Inc. and, unless the context otherwise requires, our consolidated subsidiaries.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and the documents we incorporate by reference herein include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements include, but are not limited to, statements regarding our expected future financial position, results of operations, cash flows, dividends, financing plans, business strategy, budgets, capital expenditures, competitive positions, growth opportunities, plans and objectives of management, and statements containing the words such as “anticipate,” “approximate,” “believe,” “plan,” “estimate,” “expect,” “project,” “could,” “would,” “should,” “will,” “intend,” “may,” “potential,” “upside,” and other similar expressions. Statements in this report concerning the business outlook or future economic performance, anticipated profitability, revenues, expenses, dividends or other financial items, and product or services line growth, together with other statements that are not historical facts, are forward-looking statements that are estimates reflecting our best judgment based upon currently available information.

Such forward-looking statements are inherently uncertain, and stockholders and other potential investors must recognize that actual results may differ materially from our expectations as a result of a variety of factors, including, without limitation, those discussed below. Such forward-looking statements are based upon management’s current expectations and include known and unknown risks, uncertainties and other factors, many of which we are unable to predict or control, that may cause our actual results, performance or plans to differ materially from any future results, performance or plans expressed or implied by such forward-looking statements. These statements involve risks, uncertainties and other factors discussed below and detailed from time to time in our filings with the Securities and Exchange Commission (“SEC”).

In addition to the factors set forth above, other factors that may affect our plans, results or stock price include, without limitation:

●

the impact of healthcare reform, which will initiate significant changes to the United States healthcare system, including potential material changes to the delivery of healthcare services and the reimbursement paid for such services by the government or other third party payors, including reforms resulting from the Patient Protection and Affordable Care Act and the Healthcare Education and Reconciliation Act (collectively, the “ACA”) or future deficit reduction measures adopted at the federal or state level. Healthcare reform is affecting each of our businesses in some manner. Potential future efforts in the U.S. Congress to repeal, amend, modify or retract funding for various aspects of the ACA create additional uncertainty about the ultimate impact of the ACA on us and the healthcare industry. Due to the substantial regulatory changes that will need to be implemented by the Centers for Medicare and Medicaid Services (“CMS”) and others, and the numerous processes required to implement these reforms, we cannot predict which healthcare initiatives will be implemented at the federal or state level, the timing of any such reforms, or the effect such reforms or any other future legislation or regulation will have on our business, financial position, results of operations and liquidity,

●

risks and uncertainties related to the Gentiva Merger (as defined below), including, but not limited to, uncertainties as to whether the Gentiva Merger will have the accretive effect on our earnings or cash flows that we expect, the inability to obtain, or delays in obtaining, cost savings and synergies from the Gentiva Merger, costs and difficulties related to the integration of Gentiva’s businesses and operations with our businesses and operations, unexpected costs, liabilities, charges or expenses resulting from the Gentiva Merger, adverse effects on our stock price resulting from the Gentiva Merger, the inability to retain key personnel, and potential adverse reactions, changes to business relationships or competitive responses resulting from the Gentiva Merger,

●	our ability to meet the substantial debt service requirements we incurred to finance the Gentiva Merger,
●

our ability to adjust to the new patient criteria for long-term acute care hospitals under the Pathway for SGR Reform Act of 2013, which will reduce the population of patients eligible for our hospital services and change the basis upon which we are paid,

●	our ability to comply with the terms of Gentiva’s Corporate Integrity Agreement, which we became subject to as a result of the Gentiva Merger,
●

the impact of the final rules issued by CMS in 2012, which among other things, reduced Medicare reimbursement to our transitional care hospitals in 2013 and beyond by imposing a budget neutrality adjustment and modifying the short-stay outlier rules,

●

the impact of the final rules issued by CMS in 2011, which significantly reduced Medicare reimbursement to our nursing centers and changed payments for the provision of group therapy services effective October 1, 2011,

●

the impact of the Budget Control Act of 2011 (as amended by the American Taxpayer Relief Act of 2012 (the “Taxpayer Relief Act”)) which instituted an automatic 2% reduction on each claim submitted to Medicare beginning April 1, 2013,

●

the costs of defending and insuring against alleged professional liability and other claims and investigations (including those related to pending investigations and whistleblower and wage and hour class action lawsuits against us) and our ability to predict the estimated costs and reserves related to such claims and investigations, including the impact of differences in actuarial assumptions and estimates compared to eventual outcomes,

●	the impact of the Taxpayer Relief Act which, among other things, reduces Medicare payments by an additional 25% for subsequent procedures when multiple therapy services are provided on the same day,
●

changes in the reimbursement rates or the methods or timing of payment from third party payors, including commercial payors and the Medicare and Medicaid programs, changes arising from and related to the Medicare prospective payment system for long-term acute care hospitals, including potential changes in the Medicare payment rules, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, and changes in Medicare and Medicaid reimbursement for our transitional care hospitals, nursing centers, inpatient rehabilitation hospitals and home health and hospice operations, and the expiration of the Medicare Part B therapy cap exception process,

●	the effects of additional legislative changes and government regulations, interpretation of regulations and changes in the nature and enforcement of regulations governing the healthcare industry,
●	the ability of our hospitals and nursing centers to adjust to medical necessity reviews,
●

the impact of our significant level of indebtedness on our funding costs, operating flexibility and ability to fund ongoing operations, development capital expenditures or other strategic acquisitions with additional borrowings,

●

our ability to successfully redeploy capital and proceeds of asset sales in pursuit of our business strategy and pursue our development activities, including through acquisitions, and successfully integrate new operations, including the realization of anticipated revenues, economies of scale, cost savings and productivity gains associated with such operations, as and when planned, including the potential impact of unanticipated issues, expenses and liabilities associated with those activities,

●	the failure of our facilities to meet applicable licensure and certification requirements,
●	the further consolidation and cost containment efforts of managed care organizations and other third party payors,
●

our ability to comply with our rental and debt agreements, including payment of amounts owed thereunder and compliance with the covenants contained therein, including under our master lease agreements with Ventas, Inc. (“Ventas”),

●

the condition of the financial markets, including volatility and weakness in the equity, capital and credit markets, which could limit the availability and terms of debt and equity financing sources to fund the requirements of our businesses, or which could negatively impact our investment portfolio,

●	our ability to control costs, particularly labor and employee benefit costs,
●	our ability to successfully reduce (by divestiture of operations or otherwise) our exposure to professional liability and other claims,
●

our obligations under various laws to self-report suspected violations of law by us to various government agencies, including any associated obligation to refund overpayments to government payors, fines and other sanctions,

●	our ability to pay a dividend as, when and if declared by the Board of Directors, in compliance with applicable laws and our debt and other contractual arrangements,
●	national, regional and industry-specific economic, financial, business and political conditions, including their effect on the availability and cost of labor, credit, materials and other services,
●	increased operating costs due to shortages in qualified nurses, therapists and other healthcare personnel,
●	our ability to attract and retain key executives and other healthcare personnel,
●	our ability to successfully dispose of unprofitable facilities,
●	events or circumstances which could result in the impairment of an asset or other charges,
●	changes in generally accepted accounting principles or practices, and changes in tax accounting or tax laws (or authoritative interpretations relating to any of these matters), and
●	our ability to maintain an effective system of internal control over financial reporting.

Many of these factors are beyond our control. We caution investors that any forward-looking statements made by us are not guarantees of future performance. We disclaim any obligation to update any such factors or to announce publicly the results of any revisions to any of the forward-looking statements to reflect future events or developments.

Item 1. Business

GENERAL

Kindred Healthcare, Inc. is a healthcare services company that through its subsidiaries operates transitional care (“TC”) hospitals, inpatient rehabilitation hospitals (“IRFs”), nursing centers, assisted living facilities, a contract rehabilitation services business and a home health and hospice business across the United States. At December 31, 2014, our hospital division operated 97 TC hospitals (certified as long-term acute care (“LTAC”) hospitals under the Medicare program) and five IRFs in 22 states. Our nursing center division operated 90 nursing centers and seven assisted living facilities in 18 states. Our rehabilitation division provided rehabilitation services primarily in hospitals and long-term care settings. Our care management division (formerly known as our home health and hospice division) primarily provided home health, hospice and private duty services from 143 locations in 13 states.

All financial and statistical information presented in this Annual Report on Form 10-K reflects the continuing operations of our businesses for all periods presented unless otherwise indicated.

Gentiva Merger.  On October 9, 2014, we entered into an Agreement and Plan of Merger (the “Gentiva Merger Agreement”) with Gentiva Health Services, Inc. (“Gentiva”), providing for our acquisition of Gentiva. On February 2, 2015, we consummated the acquisition with one of our subsidiaries merging with and into Gentiva (the “Gentiva Merger”), with Gentiva continuing as the surviving company and our wholly owned subsidiary.

At the effective time of the Gentiva Merger, each share of common stock, par value $0.10 per share, of Gentiva (“Gentiva Common Stock”) issued and outstanding immediately prior to the effective time of the Gentiva Merger (other than shares held by us, Gentiva and any wholly owned subsidiaries (which were cancelled) and shares owned by stockholders who properly exercised and perfected a demand for appraisal rights under Delaware law), including each deferred share unit, were converted into the right to receive (i) $14.50 in cash (the “Cash Consideration”), without interest, and (ii) 0.257 of a validly issued, fully paid and nonassessable share of our common stock, par value $0.25 per share (“Common Stock”) (the “Stock Consideration” and, together with the Cash Consideration, the “Gentiva Merger Consideration”).

We used the net proceeds from the Financing Transactions (as defined below), to fund the Cash Consideration for the Gentiva Merger, repay Gentiva’s existing debt and pay related transaction fees and expenses.

The Gentiva Merger combined two market leaders in complementary specialties to create a combined company with significantly increased diversity and scale. Further, the Gentiva Merger enhances our leading position in the post-acute and rehabilitation services market in the United States and makes “Kindred at Home” one of the largest and most geographically diversified home health and hospice providers in the United States. By combining two market leaders, we believe that the Gentiva Merger advances the development of our integrated approach to patient care, and creates significant value for our patients, employees and shareholders. The combined company operates across 47 states with approximately 2,870 locations.

Gentiva is a leading provider of home health services, hospice services and community care services serving patients through approximately 491 locations in 40 states as of December 31, 2014. Gentiva provides a single source for skilled nursing; physical, occupational, speech and neuro-rehabilitation services; hospice services; social work; nutrition; disease management education; help with daily living activities; and other therapies and services. Gentiva’s revenues are generated predominantly from federal and state government programs and, to a minor extent, commercial insurance and individual consumers.

Gentiva Merger - Financing Transactions.  The following transactions (collectively, the “Financing Transactions”), each as more fully described below, occurred in connection with the Gentiva Merger:

• we issued $1.35 billion aggregate principal amount of senior notes;

• we issued approximately 15 million shares of our Common Stock through two Common Stock offerings and issued approximately 10 million shares of our Common Stock through the Stock Consideration;

• we issued 172,500 tangible equity units (the “Units”); and

• we amended our credit facilities.

Notes Offering.  On December 18, 2014, Kindred Escrow Corp. II (the “Escrow Issuer”), one of our subsidiaries, completed a private placement of $750 million aggregate principal amount of 8.00% Senior Notes due 2020 (the “Notes due 2020”) and $600 million aggregate principal amount of 8.75% Senior Notes due 2023 (the “Notes due 2023”) (the “Notes Offering”).

Common Stock Offerings.  On November 25, 2014, in an offering registered with the SEC, we completed the sale of 5,000,000 shares of our Common Stock for cash and granted the underwriters a 30-day over-allotment option to purchase up to an additional 750,000 shares of Common Stock. On December 1, 2014, the underwriters exercised their over-allotment option to purchase 395,759 additional shares of Common Stock, which we closed on December 3, 2014. We refer to this offering and sale of our Common Stock herein as the “November Common Stock Offering.”  The net proceeds of the November Common Stock Offering, after deducting the underwriting discount and offering expenses, were $101.0 million.

On June 25, 2014, in an offering registered with the SEC, we completed the sale of 9,000,000 shares of our Common Stock for cash and granted the underwriters a 30-day option to purchase up to an additional 1,350,000 shares of Common Stock, of which 723,468 shares were purchased on July 14, 2014. We refer to this offering and the sale of our Common Stock herein as the “June Common Stock Offering.”  The net proceeds of the June Common Stock Offering, after deducting the underwriting discount and offering expenses, were $220.4 million.

Units Offering.  On November 25, 2014, in an offering registered with the SEC, we completed the sale of 150,000 Units for cash and granted the underwriters a 13-day over-allotment option to purchase up to an additional 22,500 Units. On December 1, 2014, the underwriters exercised in full their over-allotment option to purchase 22,500 additional Units, which we closed on December 3, 2014. Each Unit is composed of a prepaid stock purchase contract (a “Purchase Contract”) and one share of 7.25% Mandatory Redeemable Preferred Stock, Series A (the “Mandatory Redeemable Preferred Stock”) having a final preferred stock installment payment date of December 1, 2017 and an initial liquidation preference of $201.58 per share of Mandatory Redeemable Preferred Stock. We refer to this offering and sale of our Units herein as the “Units Offering.” The net proceeds from the Units Offering, after deducting the underwriting discount and offering expenses, were $166.3 million.

Credit Facilities Amendments.  We amended and restated our Amended ABL Facility (as defined herein) on October 31, 2014 (as amended, the “ABL Facility”) to, among other items, modify certain provisions to permit the issuance of notes into an escrow account and, effective upon completion of the Gentiva Merger, modified certain provisions related to the incurrence of debt and the making of acquisitions, investments and restricted payments. We also entered into an incremental joinder agreement to the ABL Facility on December 12, 2014 to provide for additional revolving commitments in an aggregate principal amount of $150 million, effective upon completion of the Gentiva Merger.

We amended and restated our Amended Term Loan Facility (as defined herein) on November 25, 2014 (as amended, the “Term Loan Facility,” and, together with the ABL Facility, the “Credit Facilities”) to, among other items, modify certain provisions to permit the issuance of notes into an escrow account, increase the applicable interest rate margins on the term loans, temporarily increase the maximum total leverage ratio permitted under the financial maintenance covenants and modify certain provisions related to the incurrence of debt and the making of acquisitions, investments and restricted payments.

See “Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity” and notes 2, 12, 13 and 15 of the notes to consolidated financial statements for additional information on the Gentiva Merger and the Financing Transactions.

Centerre Acquisition.  On November 11, 2014, we entered into an agreement to acquire Centerre Healthcare Corporation (“Centerre”), a national company dedicated to operating IRFs (the “Centerre Acquisition”). On January 1, 2015, we completed the Centerre Acquisition for a purchase price of approximately $195 million in cash, which was recorded as an acquisition deposit at December 31, 2014.

Centerre operates 11 IRFs with 614 beds in partnership with some of the nation’s leading acute care hospital systems. Centerre has two additional hospitals with a total of 90 beds under construction and scheduled to open in 2015, and a pipeline of additional potential hospitals in various stages of development. Centerre’s IRFs are geographically aligned with five of our targeted Integrated Care Markets, markets where we have multiple facilities or sites of services. The combination of Centerre’s portfolio with our IRFs, and the existing 100 hospital-based acute rehabilitation units (“ARUs”) (certified as IRFs) managed by us, makes our rehabilitation division one of the largest operators of IRFs in the nation.

Because the Gentiva Merger and the Centerre Acquisition were both completed during 2015, our results of operations and operating statistics in this Form 10-K do not reflect the Gentiva Merger or the Centerre Acquisition.

Senior Home Care Acquisition.    On December 1, 2013, we acquired Senior Home Care, Inc., a home health provider that operated 47 locations in Florida and Louisiana for $95 million in cash (the “Senior Home Care Acquisition”). The Senior Home Care Acquisition was financed through operating cash flows and proceeds from our Prior ABL Facility (as defined herein).

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

IntegraCare Acquisition.    On August 31, 2012, we acquired IntegraCare Holdings, Inc., a provider of home health, hospice and community services that operated 47 locations across Texas for $71 million in cash (the “IntegraCare Acquisition”). The IntegraCare Acquisition was financed through operating cash flows and proceeds from our Prior ABL Facility.

Professional Acquisition.    On September 1, 2011, we acquired Professional HealthCare, LLC, a home health and hospice company that operated 27 locations in northern California, Arizona, Nevada and Utah for $51 million in cash (the “Professional Acquisition”). The Professional Acquisition was financed through operating cash flows and proceeds from our Prior ABL Facility.

RehabCare Merger.    On June 1, 2011, we completed the acquisition of RehabCare Group, Inc. and its subsidiaries (“RehabCare”) (the “RehabCare Merger”). Upon consummation of the RehabCare Merger, each issued and outstanding share of RehabCare common stock was converted into the right to receive 0.471 of a share of our Common Stock and $26 per share in cash, without interest (the “RehabCare Merger Consideration”). We issued approximately 12 million shares of our Common Stock in connection with the RehabCare Merger. The purchase price totaled $963 million and was comprised of $662 million in cash and $301 million of our Common Stock at fair value. We also assumed $356 million of long-term debt in the RehabCare Merger, of which $345 million was refinanced on June 1, 2011. The operating results of RehabCare have been included in our accompanying consolidated financial statements since June 1, 2011.

At the RehabCare Merger date, we acquired 32 TC hospitals, five IRFs, approximately 1,200 rehabilitation therapy sites of service and 102 ARUs. The RehabCare Merger expanded our service offerings, positioned us for future growth and provided opportunities for significant operating synergies.

Vista Acquisition.    On November 1, 2010, we completed the acquisition of five TC hospitals from Vista Healthcare, LLC (“Vista”) for a purchase price of $179 million in cash (the “Vista Acquisition”). The Vista Acquisition was financed through operating cash flows and proceeds from our Prior ABL Facility. The Vista Acquisition included four freestanding hospitals and one hospital-in-hospital with a total of 250 beds, all of which are located in southern California. We did not acquire the working capital of Vista or assume any of its liabilities. All of the Vista hospitals are leased.

Spin-off from Ventas.    On May 1, 1998, Ventas completed the spin-off of its healthcare operations to its stockholders through the distribution of our former common stock. Ventas retained ownership of substantially all of its real property and leases a portion of such real property to us. In anticipation of the spin-off from Ventas, we were incorporated on March 27, 1998 as a Delaware corporation. For accounting purposes, the consolidated historical financial statements of Ventas became our historical financial statements following the spin-off.

Additional Financing Transactions.    In connection with the RehabCare Merger, we entered into a $650 million senior secured asset-based revolving credit facility (the “Prior ABL Facility”) and a $700 million senior secured term loan facility (the “Prior Term Loan Facility”) (collectively, the “Prior Credit Facilities”), and completed the private placement of $550 million of senior notes due 2019 (the “Notes due 2019”). We used proceeds from the Prior Credit Facilities and the Notes due 2019 to pay the RehabCare Merger Consideration, repay all amounts outstanding under our and RehabCare’s previous credit facilities and to pay transaction costs. On April 9, 2014, we completed a private placement of $500 million aggregate principal amount of 6.375% senior notes due 2022 (the “Notes due 2022”). On May 9, 2014, the Notes due 2019 were redeemed at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest, thereby satisfying and discharging the indenture governing the Notes due 2019.

Discontinued Operations

We have completed several strategic divestitures to improve our future operating results. Certain of these divestitures are described below. For accounting purposes, the operating results of these businesses and the losses or impairments associated with these transactions have been classified as discontinued operations in the accompanying consolidated statement of operations for all periods presented. Assets not sold at December 31, 2014 have been measured at the lower of carrying value or estimated fair value less costs of disposal and have been classified as held for sale in the accompanying consolidated balance sheet. See notes 4 and 5 of the notes to consolidated financial statements.

Ventas Divestitures.    On December 27, 2014, we entered into an agreement with Ventas to transition the operations under the leases for nine non-strategic nursing centers (the “2014 Expiring Facilities”). Each lease will terminate when the operation of such nursing center is transferred to a new operator, which is expected to occur during 2015. The current lease term for eight of these nursing centers is scheduled to expire on April 30, 2018. The current lease term for the ninth of these nursing centers is scheduled to expire on April 30, 2020. We will continue to operate these facilities until operations are transferred. For accounting purposes, the 2014 Expiring Facilities qualified as assets held for sale and we reflected the operating results as discontinued operations in the accompanying consolidated statement of operations for all historical periods. Under the terms of the agreement, we incurred a $40 million termination fee in exchange for the early termination of the leases, which was paid to Ventas in January 2015. The early termination fee was accrued as rent expense in discontinued operations in 2014 and is included in other accrued liabilities on the balance sheet at December 31, 2014.

On September 30, 2013, we entered into agreements to renew early our leases with Ventas for 22 TC hospitals and 26 nursing centers (collectively, the “2013 Renewal Facilities”) and exit 59 nursing centers and close another facility (collectively, the “2013 Expiring Facilities”). The lease term for the 2013 Renewal Facilities and the 2013 Expiring Facilities was scheduled to expire in April 2015. Under the terms of the agreements, the lease term for the 2013 Expiring Facilities expired on September 30, 2014, unless we and Ventas were able to transfer the operations earlier; provided however, that we were obligated to continue to operate any 2013 Expiring Facilities not transferred by December 31, 2014 for a limited amount of time and under certain reduced rent obligations provided for in the agreements. We transferred the operations of all of the 2013 Expiring Facilities to new operators during the year ended December 31, 2014 and we reclassified the results of operations and losses associated with the 2013 Expiring Facilities to discontinued operations, net of income taxes, for all periods presented. Under the terms of the agreement, we paid $20 million to Ventas in 2013 in exchange for the early termination of the leases. The early terminations fee was recorded as rent expense in discontinued operations in 2013.

In April 2012, we announced that we would not renew 54 nursing centers (the “2012 Expiring Facilities”) under operating leases with Ventas that expired on April 30, 2013. We transferred the operations of all of the 2012 Expiring Facilities to new operators during 2013 and we reclassified the results of operations and losses associated with the 2012 Expiring Facilities to discontinued operations, net of income taxes, for all periods presented.

See “– Master Lease Agreements” and note 4 of the notes to consolidated financial statements for additional information on the 2014 Expiring Facilities, the 2013 Renewal Facilities, the 2013 Expiring Facilities and the 2012 Expiring Facilities.

Vibra Sale.    In September 2013, we completed the sale of 15 non-strategic hospitals and one nursing center (the “Vibra Facilities”) for approximately $187 million to an affiliate of Vibra Healthcare, LLC (“Vibra”). The net proceeds of approximately $180 million from this transaction were used to reduce the borrowings under our Prior ABL Facility.

Signature Sale.    In July 2013, we completed the sale of seven non-strategic nursing centers (the “Signature Facilities”) for approximately $47 million to affiliates of Signature Healthcare, LLC (“Signature”). The proceeds from this transaction were used to reduce the borrowings under our Prior ABL Facility.

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

COMPETITIVE STRENGTHS

We believe that several competitive strengths support our business strategy, including:

Diversified service offerings allow us to Continue the Care® across the post-acute continuum.    We have a diversified portfolio of service offerings including TC hospitals, IRFs, nursing centers, contract rehabilitation services, home health and hospice operations. We are the only post-acute healthcare provider with the full continuum of care in place to successfully manage an entire episode of care. We have designated 23 markets across the United States as current or potential Integrated Care Markets. We focus on developing our diverse services in these Integrated Care Markets, which allows us to coordinate and manage the continuum of care for our patients, reduce lengths of stay, implement physician services strategies, prevent avoidable re-hospitalizations and reduce costs. This array of services across our four operating divisions creates multiple earnings streams and avenues for growth and development. The Gentiva Merger and the Centerre Acquisition further enhance our ability to offer a diverse array of services.

Well positioned for bundled or episodic payment environment.     As healthcare reform continues to be implemented, we believe that healthcare providers that can operate with scale across the continuum of care will have a competitive advantage in an episodic payment environment. Our diversified service offerings across our four operating divisions enable us to do this effectively and to participate with other healthcare providers in determining the most appropriate setting for patients as they continue their care throughout a post-acute episode. The Gentiva Merger significantly expands our home health and hospice operations and the Centerre Acquisition expands our IRF operations. As a leading provider in four critical segments of the post-acute continuum, we are well positioned to deliver the right care at the right site of service. We also are positioned to become a valuable partner to short-term acute care hospitals and managed care organizations, which are seeking to increase care coordination, reduce re-hospitalizations, reduce lengths of stay, more effectively manage healthcare costs and develop new care delivery and payment models.

 Strong cash flow generation.     We have demonstrated the ability to generate strong operating cash flows in a highly regulated environment. We believe the Gentiva Merger and the Centerre Acquisition will further strengthen our operating cash flows. Our operating cash flows offer opportunities to fund our acquisition and development strategies, as well as reduce our leverage over time. In addition, we initiated a quarterly cash dividend to our shareholders in 2013, which reflects confidence in our ability to generate meaningful and sustainable free cash flows.

OUR STRATEGY

We are one of the largest diversified post-acute healthcare providers in the United States, and accordingly, we believe that we are well-positioned to grow and succeed in what will be an increasingly integrated healthcare delivery system. Our core strategy is to provide superior clinical outcomes and quality care with an approach that is patient-centered and focused on lowering costs by reducing lengths of stay in short-term acute care hospitals and transitioning patients to their homes at the highest possible level of function, thereby preventing avoidable re-hospitalizations.

The key elements of our business strategy include:

Providing quality, clinical-based care with a focus on operating efficiency.     We are committed to “succeeding in the core” by maintaining and improving the quality of our patient care by dedicating appropriate resources at each site of service and continuing to refine our clinical initiatives and objectives. We are implementing technology enhancements and clinical protocols that will promote best practices and improve the operating efficiency of our caregivers. We are continuing our Company-wide program to re-engineer processes, improve efficiencies and focus on the provision of shared services across our divisions that will help us reduce costs while maintaining quality patient care.

Aggressively growing Kindred at Home and RehabCare.     We continue to expand our presence in the home health and hospice business, known as “Kindred at Home,” and provide services in 143 locations in 13 states as of December 31, 2014. In February 2015, we completed  the Gentiva Merger. Following the Gentiva Merger, Kindred at Home has approximately 635 locations in 41 states and is one of the largest home health and hospice companies in the United States based on revenues. In addition, we have committed significant resources to develop a senior management team for these growing operations, which will enable and support future growth. We intend to continue expanding our home health and hospice and rehabilitation operations through additional acquisitions, partnerships and de novo site development, particularly in our Integrated Care Markets.

Developing care management capabilities.     In August 2013, we announced the creation of a new care management division to improve care transitions and patient outcomes by further developing capabilities to deliver integrated care across various care settings. Our care management division is expected to develop programs that will enable us and our partners to better manage episodes of care, create more seamless transitions between care settings and improve patient satisfaction, thereby reducing lengths of stay and re-hospitalizations at a lower cost to Medicare and other payors. Our care management division includes our home health and hospice business, and currently includes the operations of Gentiva. In addition to expanding the home health and hospice business, the care management division is responsible for leveraging our service offerings as we develop and support care models, including medical homes and accountable care organizations that meet consumer preference and support integrated care delivery. We believe that the new division will grow our home health and hospice business, test new delivery and payment models and develop capabilities to support our Integrated Care Markets and Continue the Care® strategies. These capabilities are expected to include (1) physician coverage across sites of service, (2) care managers to improve care transitions, (3) information sharing and technology connectivity, (4) patient placement tools and (5) condition-specific clinical programs and outcome measures.

Advancing Integrated Care Market strategy.     Our operating divisions are increasingly focused on enabling our patients to Continue the Care® during an episode of care at a Kindred facility or site of service in markets where we operate multiple facilities or sites of service. Our Integrated Care Markets allow our caregivers to coordinate and manage the continuum of care for our patients, as well as implement physician services strategies. The Integrated Care Markets provide opportunities to improve quality and patient satisfaction, lower hospital readmissions, increase volumes and lower costs.

During the last few years, we have focused our development activities on expanding our Integrated Care Markets. In addition to the significant expansion of our home health and hospice operations discussed above, we continue to grow our transitional care centers and hospital-based sub-acute units. During 2014, we opened a new 100-bed transitional care center in Indianapolis, Indiana. During 2013, we began construction of a new 120-bed transitional care center in Phoenix, Arizona and a 160-bed transitional care center in Las Vegas, Nevada, each of which should open in the second half of 2015. Also during 2013, we opened a TC hospital that is co-located within a host hospital (a “HIH”) in St. Louis, Missouri with 54 beds. In 2012, we opened a 30 bed co-located sub-acute unit in our Seattle TC hospital, completed the construction of a new freestanding IRF with 46 licensed beds in Humble, Texas and opened a newly constructed, freestanding replacement IRF with 50 licensed beds in Austin, Texas. In addition, the Centerre Acquisition added seven of its 13 operational or in development IRFs to our Integrated Care Markets.

Improving capital structure and enhance shareholder returns.     We seek to improve our capital structure by owning more of our operating facilities, which lowers our lease obligations and allows us to dispose of non-strategic or underperforming assets. During 2014, we completed the previously announced acquisition of two leased nursing centers for $22 million. Seven additional nursing centers, associated with this acquisition, were acquired in the fourth quarter of 2013 for $61 million. In addition, since initiating a quarterly dividend of $0.12 per common share in the third quarter of 2013, we have declared six regular quarterly cash dividends to shareholders, which reflects and reaffirms confidence in our ability to generate meaningful and sustainable free cash flows. We believe that the Gentiva Merger and the Centerre Acquisition will be accretive to earnings and cash flows, exclusive of transaction and integration costs, and enhance shareholder value.

HOSPITAL DIVISION

Our hospital division provides long-term acute care services to medically complex patients through the operation of a national network of 97 TC hospitals with 7,147 licensed beds and five IRFs with 215 licensed beds in 22 states as of December 31, 2014. Effective January 1, 2015, the Centerre Acquisition added 11 IRFs with 614 beds to our portfolio, with two additional IRFs with 90 beds to open during 2015. We operate the largest network of TC hospitals and IRFs in the United States based upon revenues. Our TC hospitals are certified as LTAC hospitals under the Medicare program.

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

In our TC hospitals, we treat medically complex patients, including the critically ill, suffering from multiple organ system failures, most commonly of the cardiovascular, pulmonary, kidney, gastro-intestinal and cutaneous (skin) systems. In particular, we have a core competency in treating patients with cardio-pulmonary disorders, skin and wound conditions, and life-threatening infections. Prior to being admitted to one of our TC hospitals, many of our patients have undergone a major surgical procedure or developed a neurological disorder following head and spinal cord injury, cerebrovascular incident or metabolic instability. Our expertise lies in the ability to simultaneously deliver comprehensive and coordinated medical interventions directed at all affected organ systems, while maintaining a patient-centered, integrated care plan. Medically complex patients are characteristically dependent on technology for continued life support, including mechanical ventilation, total parenteral nutrition, respiratory or cardiac monitors and kidney dialysis machines. During 2014, the average length of stay for patients in our hospitals was approximately 27 days.

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

Selected Hospital Division Operating Data

The following table sets forth certain operating and financial data for the hospital division (dollars in thousands, except statistics):

	Year ended December 31,
	2014	2013	2012
Revenues	$2,525,074	$2,465,560	$2,543,829
Operating income	$538,840	$516,130	$555,333
Hospitals in operation at end of period	102	102	102
Licensed beds at end of period	7,362	7,320	7,248
Admissions	56,508	55,171	57,901
Patient days	1,529,906	1,500,105	1,555,964
Average length of stay	27.1	27.2	26.9
Revenues per admission	$44,685	$44,689	$43,934
Revenues per patient day	$1,650	$1,644	$1,635
Medicare case mix index (discharged patients only)	1.16	1.17	1.17
Average daily census	4,192	4,110	4,251
Occupancy %	64.8	63.5	66.3
Annualized employee turnover %	21.6	21.3	19.7
Assets at end of period	$1,783,603	$1,776,899	$2,129,303
Capital expenditures:
Routine	$29,881	$28,571	$38,272
Development	2,087	11,817	42,265

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

Sources of Hospital Revenues

The hospital division receives payment for its services from third party payors, including government reimbursement programs such as Medicare and Medicaid and non-government sources such as Medicare Advantage, Medicaid Managed, commercial insurance companies, health maintenance organizations, preferred provider organizations and contracted providers. Patients covered by non-government payors generally are more profitable to the hospital division than those covered by the Medicare and Medicaid programs. The following table sets forth the approximate percentages of our hospital division revenues, admissions and patient days derived from the payor sources indicated:

	Year ended December 31,
	2014	2013	2012
Revenue mix %:
Medicare	59	60	62
Medicaid	6	6	6
Medicare Advantage	11	11	10
Medicaid Managed	3	2	2
Commercial insurance and other	21	21	20

Admissions mix %:
Medicare	67	69	68
Medicaid	6	5	6
Medicare Advantage	10	11	10
Medicaid Managed	3	2	2
Commercial insurance and other	14	13	14

Patient days mix %:
Medicare	60	63	63
Medicaid	9	8	8
Medicare Advantage	11	11	11
Medicaid Managed	4	2	2
Commercial insurance and other	16	16	16

For the year ended December 31, 2014, revenues of the hospital division totaled approximately $2.5 billion or 48% of our total revenues (before eliminations). For more information regarding the reimbursement for our hospital services, see “– Governmental Regulation – Hospital Division – Overview of Hospital Division Reimbursement.”

Hospital Facilities

The following table lists by state the number of TC hospitals and IRFs and related licensed beds we operated as of December 31, 2014:

		Number of facilities
State	Licensed beds	Owned by us	Leased from Ventas (2)	Leased from other parties	Total
Arizona	167	–	2	1	3
California	1,058	4	5	5	14
Colorado	105	–	1	1	2
Florida (1)	747	3	6	1	10
Georgia (1)	117	–	–	2	2
Illinois (1)	575	–	4	2	6
Indiana	221	1	1	2	4
Kentucky (1)	414	–	1	1	2
Louisiana	168	–	1	–	1
Massachusetts (1)	220	1	2	1	4
Michigan (1)	77	–	–	1	1
Missouri (1)	389	1	2	3	6
Nevada	254	1	1	1	3
New Jersey (1)	117	–	–	3	3
New Mexico	61	–	1	–	1
North Carolina (1)	124	–	1	–	1
Ohio	309	2	–	3	5
Oklahoma	93	–	1	1	2
Pennsylvania	265	1	2	2	5
Tennessee (1)	109	–	1	1	2
Texas	1,632	2	6	15	23
Washington (1)	140	2	–	–	2
Totals	7,362	18	38	46	102

(1)	These states have certificate of need regulations. See “– Governmental Regulation – Federal, State and Local Regulations.”
(2)	See “– Master Lease Agreements.”

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

NURSING CENTER DIVISION

Our nursing center division provides quality, cost-effective care through the operation of a national network of 90 nursing centers (11,535 licensed beds) and seven assisted living facilities (375 beds) located in 18 states as of December 31, 2014. Through our nursing centers, we provide short stay patients and long stay residents with a full range of medical, nursing, rehabilitative, pharmacy and routine services, including daily nutrition, social and recreational services.

Consistent with industry trends, patients and residents admitted to our nursing centers arrive with greater medical complexity and require a more extensive and costly level of care. This is particularly true with our Medicare population for whom the average length of stay in 2014 was 30 days. To appropriately care for a higher acuity short stay patient population and a more frail and unstable long stay resident population, we have improved the delivery of the clinical and hospitality services offered to our patients and residents by adjusting the level of clinical and hospitality staffing, enhancing nursing skills via ongoing education and skills validation and improving clinical case management through the employment of clinical case managers.

We also monitor and enhance the quality of care and customer service at our nursing centers through the use of performance improvement committees and family satisfaction surveys. Our performance improvement committees oversee resident healthcare needs and resident and staff safety. Physician medical directors serve on these committees and advise on healthcare policies and practices. We regularly conduct surveys of residents and their families, and these surveys are reviewed by our performance improvement committees at each center to promote quality care and customer service. We also have established initiatives to prevent avoidable re-hospitalizations. The clinical leadership of each center is actively engaged in improving nursing competencies and communication skills, developing specific clinical programs to address acute care needs that may arise on site and working collaboratively with the medical community to coordinate monitoring and treatment.

Substantially all of our nursing centers are certified to provide services under the Medicare and Medicaid programs. Our nursing centers have been certified because the quality of our services, accommodations, equipment, safety, personnel, physical environment and policies and procedures meet or exceed the standards of certification set by those programs.

Several of our nursing centers provide higher level clinical services focused primarily upon patients arriving for recovery, recuperation and rehabilitation. We refer to these patients as transitional care patients and the nursing centers capable of providing these higher intensity clinical services as transitional care centers. We currently classify 56 facilities as transitional care centers. Transitional care patients are typically associated with Medicare, Medicare Advantage and commercial insurance payors.

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

Our nursing center division also manages twelve hospital-based sub-acute units (481 licensed beds) in six states. Seven of these units (244 licensed beds) are co-located within hospitals owned and operated by our hospital division. These units typically consist of 20 to 50 beds offering skilled nursing services, providing a range of rehabilitation services including physical, occupational, speech and ventilator or other respiratory therapy to patients recovering from a variety of surgical procedures as well as medical conditions such as stroke and cardiac ailments. Five of these units (237 licensed beds) are managed for unaffiliated companies, are certified as either hospital-based or nursing center sub-acute units, and specialize in providing respiratory and ventilator therapy.

Selected Nursing Center Division Operating Data

The following table sets forth certain operating and financial data for the nursing center division (dollars in thousands, except statistics):

	Year ended December 31,
	2014	2013	2012
Revenues	$1,062,549	$1,005,383	$1,003,511
Operating income	$146,728	$124,856	$126,271
Facilities in operation at end of period:
Nursing centers:
Owned or leased	86	85	85
Managed	4	4	4
Assisted living facilities	7	6	6
Licensed beds at end of period:
Nursing centers:
Owned or leased	11,050	11,018	11,018
Managed	485	485	485
Assisted living facilities	375	341	341
Patient days (a)	3,457,503	3,477,933	3,574,351
Revenues per patient day (a)	$307	$289	$281
Average daily census (a)	9,473	9,529	9,766
Admissions (a)	38,772	38,406	38,723
Occupancy % (a)	80.7	81.6	83.5
Medicare average length of stay (a,b)	29.6	31.1	31.1
Annualized employee turnover %	42.4	42.5	38.2
Assets at end of period	$513,603	$552,336	$626,016
Capital expenditures:
Routine	$20,976	$23,023	$20,764
Development	3,170	7	8,057

(a)	Excludes managed facilities.
(b)	Computed by dividing total Medicare discharge patient days by total Medicare discharges.

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

The following table sets forth the approximate percentages of nursing center revenues and patient days derived from the payor sources indicated:

	Year ended December 31,
	2014	2013	2012
Revenue mix %:
Medicare	32	34	36
Medicaid	40	37	36
Medicare Advantage	8	8	8
Medicaid Managed	4	4	3
Private and other	16	17	17

Patient day mix % (a):
Medicare	16	17	18
Medicaid	55	54	54
Medicare Advantage	6	6	5
Medicaid Managed	7	6	6
Private and other	16	17	17

(a)	Excludes managed facilities.

For the year ended December 31, 2014, revenues of the nursing center division totaled approximately $1.1 billion or 20% of our total revenues (before eliminations). For more information regarding the reimbursement for our nursing center services, see “– Governmental Regulation – Nursing Center Division – Overview of Nursing Center Division Reimbursement.”

Nursing Center Facilities

The following table lists by state the number of nursing centers and assisted living facilities and related licensed beds we operated as of December 31, 2014:

		Number of facilities
State	Licensed beds	Owned by us	Leased from Ventas (2)	Leased from other parties	Managed	Total
Arizona	100	–	–	1	–	1
California	2,093	5	4	9	–	18
Colorado	108	–	1	–	–	1
Georgia (1)	162	–	1	–	–	1
Idaho	584	1	6	–	–	7
Indiana	2,421	7	8	2	–	17
Kentucky (1)	319	2	1	–	–	3
Maine	102	–	–	2	–	2
Massachusetts (1)	2,112	1	2	11	3	17
Montana (1)	276	–	2	–	–	2
New Hampshire (1)	290	–	1	–	–	1
North Carolina (1)	297	–	3	–	–	3
Ohio (1)	979	7	–	–	–	7
Tennessee (1)	668	4	–	1	–	5
Texas	405	3	–	–	–	3
Vermont (1)	294	–	1	–	1	2
Virginia (1)	432	–	3	1	–	4
Washington (1)	268	–	3	–	–	3
Totals	11,910	30	36	27	4	97

(1)	These states have certificate of need regulations. See “– Governmental Regulation – Federal, State and Local Regulations.”
(2)	See “– Master Lease Agreements.” These totals do not include the 2014 Expiring Facilities.

Nursing Center Division Management and Operations

Each of our nursing centers is managed by a state-licensed executive director who is supported by other professional personnel, including, but not limited to, a director of nursing, nursing assistants, licensed practical nurses, staff development coordinator, activities director, social services director, clinical liaisons, admissions coordinator and business office manager. The directors of nursing are state-licensed nurses who supervise our nursing staffs that include but are not limited to, registered nurses, licensed practical nurses and nursing assistants. Staff size and composition vary depending on the size and occupancy of each nursing center, the types of services provided and the acuity level of the patients and residents. The nursing centers contract with physicians who provide medical director services and serve on performance improvement committees. We provide our nursing centers with centralized administrative services in the areas of information systems, reimbursement guidance, state licensing, care management, nutrition, and Medicare and Medicaid certification and maintenance support, as well as legal, finance, accounting, purchasing, human resources management and facilities management support. The centralization of these services improves operating efficiencies, promotes the standardization of certain processes and permits our healthcare staff to focus on the delivery of quality care.

Our nursing center division is managed by a division president, chief operating officer and a chief financial officer. Our nursing center operations are divided into ten geographic districts, each of which is headed by an operational vice president, who reports to the chief operating officer. The clinical issues and quality concerns of the nursing center division are overseen by the division’s chief medical officer and senior vice president of clinical operations with assistance from our district teams. The sales and marketing efforts for the division are led by a vice president, who reports to the senior vice president of enterprise sales.

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

The nursing center division provides training programs for nursing center executive directors, business office and other department managers, nurses and nursing assistants, and district nursing professionals. These programs are designed to maintain high levels of quality patient and resident care, with an orientation towards federal and state regulatory compliance.

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

REHABILITATION DIVISION

Our rehabilitation division provides rehabilitation services, including physical and occupational therapies and speech pathology services, to residents and patients of nursing centers, LTAC hospitals, IRFs, outpatient clinics, home health agencies and assisted living facilities under the name “RehabCare.” Within our rehabilitation division, we are organized into two reportable operating segments: skilled nursing rehabilitation services and hospital rehabilitation services. Our SRS operations provide contract therapy services primarily to freestanding nursing centers, school districts and hospice providers. As of December 31, 2014, our SRS segment provided rehabilitative services to 1,935 nursing centers in 45 states. Our HRS operations provide program management and therapy services on an inpatient basis in ARUs, LTAC hospitals, sub-acute (or skilled nursing) units, as well as on an outpatient basis to hospital-based and other satellite programs. As of December 31, 2014, our HRS segment operated 100 ARUs and provided rehabilitation services in 117 LTAC hospitals, 10 sub-acute (or skilled nursing) units and 138 outpatient clinics.

SRS Operations

Our SRS operations involve therapy management services provided primarily to freestanding nursing centers allowing our customers to fulfill their continuing need for therapists on a full-time or part-time basis without the need to hire and retain full-time staff. As of December 31, 2014, SRS managed 1,935 contract therapy programs. We are one of the largest contract therapy companies in the United States based upon fiscal 2014 revenues of approximately $1.0 billion.

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

HRS Operations

Our HRS operations provide program management and therapy services on an inpatient basis in ARUs, LTAC hospitals and sub-acute (or skilled nursing) units, as well as on an outpatient basis to hospital-based and other satellite programs.

Hospital-based inpatient rehabilitation units.    We are a leading operator of ARUs on a contract basis. As of December 31, 2014, we managed or operated 100 ARUs. The ARUs we operate provide high acuity rehabilitation for patients recovering from strokes, medically complex and orthopedic conditions, traumatic brain injuries and other neurological disease processes. We establish ARUs in acute care hospitals that have vacant space and/or unmet rehabilitation needs in their markets. We also work with acute care hospitals that currently operate ARUs to improve the delivery of clinical services to patients by implementing our scheduling, clinical protocol and outcome systems, as well as time management training for existing staff. In the case of acute care hospitals that do not operate ARUs, we review their historical and existing hospital population, as well as the demographics of the geographic region, to determine the optimal size of the proposed ARUs and the potential of the new facility under our management to attract patients and generate revenues sufficient to cover anticipated expenses. Our relationships with these hospitals are customarily in the form of contracts for management services which typically have a term of three to five years.

An ARU within a hospital allows the hospital to offer rehabilitation services to patients who might otherwise be discharged to a setting outside the acute care hospital, thus improving the hospital’s ability to provide a full continuum of care and consistency in clinical services and outcomes. An ARU within a hospital typically consists of 20 beds and is staffed with a program director, a rehabilitation physician or medical director, and clinical staff, which may include a psychologist, physical and occupational therapists, speech/language pathologists, a social worker, a case manager and other appropriate support personnel. Additionally, compliance, clinical education and clinical programming are supported by our clinical compliance experts in an effort to ensure that clinical practices support the provision of quality rehabilitation services.

LTAC hospitals.    We also provide rehabilitation and program management services, including physical and occupational therapies and speech pathology services to LTAC hospitals. We provide specialized care programs that support patients with complex medical needs, such as wound care, pain management and cognitive deficits, in addition to programs for neurologic, orthopedic, cardiac and pulmonary recovery. As of December 31, 2014, we operated therapy programs in 117 LTAC hospitals. We also provide LTAC hospitals with clinical education and programming supported by our clinical experts in an effort to ensure that clinical practices support the provision of effective and efficient quality rehabilitation services in addition to enhancing overall prevention programs in accordance with applicable standards of care.

Sub-acute units.    As of December 31, 2014, we managed therapy programs in 10 sub-acute (or skilled nursing) units. These hospital-based units provide lower intensity rehabilitation for medically complex patients. Patients’ diagnoses cover approximately 60 clinical conditions, including stroke, post-surgical conditions, pulmonary disease, cancer, congestive heart failure, burns and wounds. These sub-acute units enable patients to remain in a hospital setting where emergency medical needs can be met quickly as opposed to having to be transported from a nursing center. These types of units are typically located within the acute care hospital and are separately licensed or under the hospital’s license as permitted by applicable laws. The hospital benefits by retaining patients who otherwise would be discharged to another setting and by utilizing idle space.

Outpatient therapy programs.    We also manage or operate outpatient therapy programs that provide therapy services to patients with a variety of medical, orthopedic and neurological conditions that may be related to work or sports injuries. As of December 31, 2014, we managed or operated 138 hospital-based and satellite outpatient therapy programs. An outpatient therapy program complements the hospital’s occupational medicine initiatives and allows therapy to be continued for patients discharged from inpatient rehabilitation facilities and medical/surgical beds. An outpatient therapy program also attracts patients into the hospital and is operated either on the hospital’s campus or in satellite locations controlled by the hospital.

We believe our management of outpatient therapy programs enables the efficient delivery of therapy services through our scheduling, clinical protocol and outcome systems, as well as through time management training for our therapy personnel. We also provide our customers with guidance on compliance and quality assurance objectives.

Selected Rehabilitation Division Operating Data

The following table sets forth certain operating and financial data for the rehabilitation division (dollars in thousands, except statistics):

	Year ended December 31,
	2014	2013	2012
SRS:
Revenues	$1,007,036	$995,907	$1,006,464
Operating income	$70,974	$40,813	$71,422
Revenue mix %:
Company-operated	12	11	10
Non-affiliated	88	89	90
Sites of service (at end of period)	1,935	1,806	1,726
Revenue per site	$534,077	$568,231	$582,359
Therapist productivity %	79.6	80.2	80.4
Assets at end of period	$360,860	$339,103	$336,445
Routine capital expenditures	$2,247	$2,608	$2,274

	Year ended December 31,
	2014	2013	2012
HRS:
Revenues	$299,195	$286,613	$293,580
Operating income	$77,711	$73,925	$69,745
Revenue mix %:
Company-operated	30	32	32
Non-affiliated	70	68	68
Sites of service (at end of period):
Inpatient rehabilitation units (ARUs)	100	104	105
LTAC hospitals	117	121	123
Sub-acute units	10	10	21
Outpatient units	138	144	119
Other	–	–	5
	365	379	373
Revenue per site	$805,590	$831,914	$799,585
Assets at end of period	$334,245	$348,968	$340,668
Routine capital expenditures	$194	$273	$348
Annualized employee turnover % (SRS and HRS combined)	15.7	13.7	16.9

“Therapist productivity %” is computed by dividing labor minutes related to patient care by total labor minutes for the period.

Sources of Rehabilitation Division Revenues

Our rehabilitation division receives payment for the rehabilitation and program management services it provides to residents, patients and customers. The basis for payment varies depending upon the type of service provided. Customers in the SRS segment generally pay on the basis of a negotiated patient per diem rate or a negotiated fee schedule based upon the type of service rendered. In the HRS segment, our ARU customers generally pay us on the basis of a negotiated fee per discharge. Our LTAC hospital customers pay based upon a negotiated per patient day rate. Our sub-acute rehabilitation customers pay based upon a flat monthly fee or a negotiated fee per patient day. Our outpatient therapy clients typically pay on the basis of a negotiated fee per unit of service. For the year ended December 31, 2014, revenues of the SRS segment totaled approximately $1.0 billion or 19% of our total revenues (before eliminations). For the year ended December 31, 2014, revenues of the HRS segment totaled approximately $299 million or 6% of our total revenues (before eliminations). Approximately 16% of our rehabilitation division revenues (before eliminations) in 2014 were generated from services provided to hospitals and nursing centers that we operated.

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

Geographic Coverage

The following table lists by state the number of SRS contracts we serviced as of December 31, 2014:

State	Company- operated	Non-affiliated	Total
Alabama	–	9	9
Arizona	1	6	7
Arkansas	–	5	5
California	31	63	94
Colorado	8	37	45
Connecticut	1	9	10
Delaware	–	2	2
District of Columbia	–	1	1
Florida	28	65	93
Georgia	1	12	13
Idaho	7	3	10
Illinois	–	284	284
Indiana	17	29	46
Iowa	–	29	29
Kansas	–	68	68
Kentucky	4	29	33
Louisiana	–	8	8
Maine	–	25	25
Maryland	–	48	48
Massachusetts	20	37	57
Michigan	–	28	28
Minnesota	–	68	68
Missouri	–	258	258
Montana	2	6	8
Nebraska	–	6	6
Nevada	1	2	3
New Hampshire	1	3	4
New Jersey	–	3	3
New Mexico	–	5	5
New York	–	25	25
North Carolina	4	57	61
North Dakota	–	5	5
Ohio	7	66	73
Oklahoma	–	23	23
Oregon	–	2	2
Pennsylvania	–	64	64
Rhode Island	–	2	2
South Carolina	–	5	5
Tennessee	5	38	43
Texas	17	218	235
Utah	2	–	2
Vermont	2	2	4
Virginia	3	39	42
Washington	5	10	15
Wisconsin	–	61	61
Wyoming	3	–	3
Totals	170	1,765	1,935

The following table lists by state the number of HRS contracts we serviced as of December 31, 2014:

State	Hospital- based inpatient rehab units	LTAC hospitals	Sub-acute units	Outpatient units	Total
Arizona	–	3	–	–	3
Arkansas	5	–	1	10	16
California	9	16	–	–	25
Colorado	1	2	–	5	8
Delaware	1	–	–	–	1
Florida	–	10	–	5	15
Georgia	4	2	2	–	8
Illinois	6	6	–	7	19
Indiana	7	6	–	7	20
Iowa	4	–	–	2	6
Kansas	5	–	–	2	7
Kentucky	1	2	–	–	3
Louisiana	6	2	1	15	24
Massachusetts	1	6	–	3	10
Michigan	8	3	–	4	15
Minnesota	1	–	–	–	1
Mississippi	5	–	1	4	10
Missouri	6	4	–	7	17
Nevada	–	3	–	1	4
New Jersey	–	2	1	8	11
New Mexico	–	1	–	–	1
New York	–	–	–	6	6
North Carolina	–	1	–	4	5
North Dakota	1	2	–	–	3
Ohio	5	7	1	18	31
Oklahoma	3	3	–	–	6
Pennsylvania	6	5	2	3	16
Puerto Rico	1	–	–	–	1
Rhode Island	2	–	–	5	7
South Carolina	1	1	–	4	6
Tennessee	3	1	–	–	4
Texas	6	25	–	15	46
Virginia	–	1	–	–	1
Washington	1	2	–	1	4
West Virginia	–	–	–	2	2
Wisconsin	–	1	–	–	1
Wyoming	1	–	1	–	2
Totals	100	117	10	138	365

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

CARE MANAGEMENT DIVISION

Our care management division primarily provides home health, hospice and private duty services, under the name “Kindred at Home,” to patients in a variety of settings, including homes, nursing centers and other residential settings. As of December 31, 2014, we operated 143 Kindred at Home hospice, home health and non-medical home care locations in 13 states. While small in scope at this time, our care management division is also developing (1) physician coverage across sites of service, (2) care managers to improve care transitions, (3) information sharing and technology connectivity, (4) patient placement tools, and (5) condition-specific clinical programs and outcome measures.

In February 2015, we completed the Gentiva Merger. Following the Gentiva Merger, Kindred at Home now has approximately 635 locations in 41 states and one of the largest home health and hospice companies in the United States based on revenues. See “– General – Gentiva Merger” and note 2 of the notes to consolidated financial statements for additional information on the Gentiva Merger.

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

Our private duty services include personal care (bathing and grooming), meal preparation, companionship, light housekeeping, respite care and transportation.

In key markets, we also provide physician services focused on delivering primary and urgent care to patients in home-based settings such as assisted living facilities, independent living facilities and homes, as well as care transition managers to follow patients with specific diagnoses and/or risk factors through the entire care continuum.

Selected Care Management Division Operating Data

The following table sets forth certain operating and financial data for the care management division (dollars in thousands, except statistics):

	Year ended December 31,
	2014	2013	2012
Revenues	$349,002	$224,927	$143,340
Operating income	$25,539	$9,963	$13,708
Locations (at end of period)	143	159	101
Annualized employee turnover %	41.6	38.0	29.5
Assets at end of period	$235,887	$244,123	$202,156
Routine capital expenditures	$847	$1,523	$1,616

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

The following table sets forth the approximate percentages of care management division revenues derived from the payor sources indicated:

Year ended December 31,	Medicare	Medicaid	Private insurance	Private pay
2014	77%	5%	4%	14%
2013	70	9	5	16
2012	67	9	3	21

For the year ended December 31, 2014, revenues of the care management division totaled approximately $0.3 billion or 7% of our total revenues (before eliminations). For more information regarding the reimbursement of our care management division, see “– Governmental Regulation – Care Management Division – Overview of Care Management Division Reimbursement.”

Care Management Division Management and Operations

At December 31, 2014, the care management division is headed by a president, overseeing a chief financial officer, a senior vice president of quality integrated care, two physician vice presidents of medical development and medical affairs, respectively, a chief operating officer and a chief clinical officer with respect to home health and hospice activities, and a vice president for each of the two geographic regions of the care management division. In addition, the care management division has division level compliance, clinical services, finance, operations and human resources executives. The sales and marketing efforts for the care management division are led by three divisional vice presidents, who in turn report to our senior vice president of enterprise sales.

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

Further, the ACA mandates changes to home health and hospice benefits under Medicare. For home health, the ACA mandates creation of a value-based purchasing program, development of quality measures, a decrease in home health reimbursement beginning with federal fiscal year 2014 that will be phased-in over a four-year period, and a reduction in the outlier cap. In addition, the ACA requires the Secretary of the United States Department of Health and Human Services (the “HHS”) to test different models for delivery of care, some of which would involve home health services. It also requires the Secretary to establish a national pilot program for integrated care for patients with certain conditions, bundling payment for acute hospital care, physician services, outpatient hospital services (including emergency department services), and post-acute care services, which would include home health. The ACA further directed the Secretary of HHS to rebase payments for home health, which resulted in a decrease in home health reimbursement that began in 2014 and will be phased-in over a four-year period. The Secretary is also required to conduct a study to evaluate costs and quality of care among efficient home health agencies regarding access to care and treating Medicare beneficiaries with varying severity levels of illness and provide a report to Congress.

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

The effective date of the new patient criteria is October 1, 2015, followed by a two-year phase-in period tied to each LTAC hospital’s cost reporting period. During the phase-in period, payment for patients receiving the site neutral rate will be based 50% on the current LTAC PPS and 50% on the new site neutral rate. Nearly all of our TC hospitals (which are certified as LTAC hospitals under the Medicare program) have a cost reporting period starting on September 1 of each year. Accordingly, the phase-in will not begin for most of our TC hospitals until September 1, 2016 and full implementation of the new criteria will not begin until September 1, 2018.

We continue to analyze Medicare and internal data to estimate the number of our cases that will continue to be paid under the LTAC PPS rate. Currently, 70% of our LTAC patients are paid a full MS-LTC-DRG payment under LTAC PPS (with the remaining 30% paid under the short-stay or very short-stay outlier payment process). At this time, we estimate that approximately 30% of our current LTAC patients that are paid a full MS-LTC-DRG payment under LTAC PPS will be paid at the site neutral rate under the new criteria once it is fully phased-in. The site-neutral payment rates will be based on LTAC costs or a Medicare per diem rate paid for patients with the same diagnoses under IPPS. There can be no assurance that these site neutral payments will not be materially less than the payments currently provided under LTAC PPS.

The additional patient criteria imposed by the LTAC Legislation will reduce the population of patients eligible for LTAC PPS and change the basis upon which we are paid for other patients. These changes could have a material adverse effect on our business, financial position, results of operations and liquidity.

The LTAC Legislation extends the moratorium on the expansion of the “25 Percent Rule” to LTAC hospitals certified prior to October 1, 2004 for four years. LTAC hospitals certified after October 1, 2004 continue to be ineligible for relief from the “25 Percent Rule.” Freestanding LTAC hospitals will not be subject to the “25 Percent Rule” payment adjustment until cost reporting periods beginning on or after July 1, 2016. In addition, for cost reporting periods beginning before October 1, 2016: (1) LTAC hospitals may admit up to 50% of their patients from a co-located hospital and still be paid according to LTAC PPS; and (2) LTAC hospitals that are co-located with an urban single hospital or a hospital that generates more than 25% of the Medicare discharges in a metropolitan statistical area (“MSA Dominant hospital”) may admit up to 75% of their patients from such urban single or MSA Dominant hospital and still be paid according to LTAC PPS. The LTAC Legislation further provides that co-located LTAC hospitals certified on or before September 30, 1995 are exempt from the provisions of the “25 Percent Rule.” The LTAC Legislation also mandates that the Secretary of HHS report to Congress by July 1, 2015 on whether the “25 Percent Rule” should continue to be applied.

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

The Improving Medicare Post-Acute Care Transformation Act of 2014

The Improving Medicare Post-Acute Care Transformation Act of 2014 (the “IMPACT Act”), passed on October 6, 2014, establishes standardized assessment data for quality improvement, payment and discharge planning purposes across the spectrum of post-acute care providers (“PACs”), including LTACs, IRFs, skilled nursing facilities and home health agencies.

The IMPACT Act will require PACs to begin reporting (1) standardized patient assessment data at admission and discharge by October 1, 2018 for LTACs, IRFs and  skilled nursing facilities and by January 1, 2019 for home health agencies, (2) new quality measures, including functional status, skin integrity, medication reconciliation, incidence of major falls, and patient preference regarding treatment and discharge at various intervals between October 1, 2016 and January 1, 2019, and (3) resource use measures, including Medicare spending per beneficiary, discharge to community, and hospitalization rates of potentially preventable readmissions by October 1, 2016 for LTACs, IRFs and skilled nursing facilities and by October 1, 2017 for home health agencies. The Secretary of HHS will provide confidential feedback to PACs one year after this data is provided and public reports two years thereafter. Failure to report such data when required would subject a facility to a two percent reduction in market basket prices then in effect. The Secretary of HHS will promulgate regulations by January 1, 2016 to require PACs to take certain of these quality, resource use and other measures into account in the discharge planning process.

The IMPACT Act further requires HHS and the Medicare Payment Advisory Commission (“MedPAC”), a commission chartered by Congress to advise it on Medicare payment issues, to study alternative PAC payment models, including payment based upon individual patient characteristics and not care setting, with corresponding Congressional reports required based on such analysis. MedPAC must provide a final report to Congress by June 30, 2022. The Secretary of HHS must also submit a final report no later than two years after it has collected two years of data.

The IMPACT Act also included provisions impacting Medicare-certified hospices, including (1) increasing survey frequency for Medicare-certified hospices to once every 36 months, (2) imposing a medical review process for facilities with a high percentage of stays in excess of 180 days, and (3) updating the annual aggregate Medicare payment cap.

Federal, state and local regulations

The extensive federal, state and local regulations affecting the healthcare industry include, but are not limited to, regulations relating to licensure, billing, conduct of operations, ownership of facilities, addition of facilities, allowable costs, services and prices for services, facility staffing requirements, and the privacy and security of health-related information. In addition, various anti-fraud and abuse laws, including physician self-referral laws, anti-kickback laws and laws regarding filing of false claims, codified under the Social Security Act and other statutes, prohibit certain business practices and relationships in connection with healthcare services for patients whose care will be paid by Medicare, Medicaid or other governmental programs. Sanctions for violating these anti-fraud and abuse laws include criminal penalties, civil penalties and possible exclusion from government programs such as Medicare and Medicaid.

In the ordinary course of our business, we are subject regularly to inquiries, investigations and audits by federal and state agencies that oversee applicable healthcare program participation and payment regulations. Audits may include enhanced medical necessity reviews pursuant to the Medicare, Medicaid and SCHIP Extension Act of 2007 (the “SCHIP Extension Act”) and audits under the CMS Recovery Audit Contractor (“RAC”) program.

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

The Anti-Kickback Statute, Section 1128B of the Social Security Act (the “Anti-Kickback Statute”) prohibits the knowing and willful offer, payment, solicitation or receipt of any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce the referral of an individual, in return for recommending, or to arrange for, the referral of an individual for any item or service payable under any federal healthcare program, including Medicare or Medicaid. The HHS Office of Inspector General (“OIG”) has issued regulations that create “safe harbors” for certain conduct and business relationships that are deemed protected under the Anti-Kickback Statute. In order to receive safe harbor protection, all of the requirements of a safe harbor must be met. The fact that a given business arrangement does not fall within one of these safe harbors, however, does not render the arrangement per se illegal. Business arrangements of healthcare service providers that fail to satisfy the applicable safe harbor criteria, if investigated, will be evaluated based upon all facts and circumstances and risk increased scrutiny and possible sanctions by enforcement authorities. The Anti-Kickback Statute is a criminal statute, with penalties of up to $25,000, up to five years in prison, or both. The OIG can pursue a civil claim for violation of the Anti-Kickback Statute under the Civil Monetary Penalty Statute of up to $50,000 per claim and up to three times the amount received from the government for the items or services. We believe that business practices of providers and financial relationships between providers have become subject to increased scrutiny as healthcare reform efforts continue on the federal and state levels. State Medicaid programs are required to enact an anti-kickback statute. Many states have adopted or are considering similar legislative proposals, some of which extend beyond the Medicaid program, to prohibit the payment or receipt of remuneration for the referral of patients regardless of the source of payment for the care.

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

The International Classification of Diseases (“ICD”) is a classification system for diseases and signs, symptoms, abnormal findings, complaints, social circumstances and external causes of injury or diseases, promulgated by the World Health Organization. Effective October 1, 2015, we, as well as all other healthcare providers, payors and vendors are required to report medical diagnoses under new ICD-10 coding diagnosis codes, which replace the current ICD-9 coding diagnosis codes. ICD-10 is the first major change in diagnosis and procedure coding in three decades.

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

Certificates of need and state licensing.    Certificate of need, or CON, regulations control the development and expansion of healthcare services and facilities in certain states. Certain states also require regulatory approval prior to certain changes in ownership of a hospital or nursing center. Certain states that do not have CON programs may have other laws or regulations that limit or restrict the development or expansion of healthcare facilities. We operate hospitals in 11 states, nursing centers in 11 states and hospice agencies in one state that require prior approval under CON programs for the development or expansion of our facilities and services. To the extent that CONs or other similar approvals are required for development or expansion of the operations of our hospitals, nursing centers or other services, either through facility development, acquisitions, expansion or provision of new services or other changes, such development or expansion could be affected adversely by the failure or inability to obtain the necessary approvals, changes in the standards applicable to such approvals or possible delays and expenses associated with obtaining such approvals.

We are required to obtain state licenses to operate each of our hospitals and nursing centers and to ensure their participation in government programs. Several states require similar licenses for home health and hospice operations. Once a hospital or nursing center becomes licensed and operational, it must continue to comply with federal, state and local licensing requirements in addition to local building and life-safety codes. All of our hospitals, nursing centers and home health and hospice operations have the necessary licenses. Failure of our hospitals, nursing centers and home health and hospice operations to satisfy applicable licensure and certification requirements could have a material adverse effect on our business, financial position, results of operations and liquidity.

Hospital division

General regulations.    The hospital division is subject to various federal and state regulations. In order to receive Medicare reimbursement, each hospital must meet the applicable conditions of participation set forth by HHS relating to the type of hospital, its equipment, personnel and standard of medical care, as well as comply with state and local laws and regulations. We have developed a management system to facilitate our compliance with these various standards and requirements. Among other things, each hospital has a person who is responsible for leading an ongoing quality assessment and improvement program. Hospitals undergo periodic on-site Medicare certification surveys, which generally are limited in frequency if the hospital is accredited by the Joint Commission or the AOA, national organizations that establish standards relating to the physical plant, administration, quality of patient care and operation of medical staffs of hospitals. As of December 31, 2014, 96 TC hospitals operated by the hospital division were certified as a Medicare LTAC provider (with certification pending for one hospital) and five hospitals were certified as an IRF provider. In addition, 97 of our hospitals also were certified by their respective state Medicaid programs. Loss of certification could adversely affect a hospital’s ability to receive payments from the Medicare and Medicaid programs.

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

Eight of our TC hospitals are owned in part by physician investors. Under amendments to the Stark Law passed in the ACA, the percentage of physician ownership in a hospital to which the physician investors refer Medicare or Medicaid patients may not increase and these hospitals may not expand their bed capacity or number of operating rooms or procedure rooms except for certain hospitals that meet stated requirements and receive permission from CMS.

Accreditation by the Joint Commission or the AOA.    Hospitals may receive accreditation from the Joint Commission or the AOA. With respect to accreditation by the Joint Commission, hospitals and certain other healthcare facilities are generally required to have been in operation at least four months in order to be eligible. After conducting on-site surveys, the Joint Commission awards accreditation for up to three years to hospitals found to be in substantial compliance with Joint Commission standards. Accredited hospitals also are periodically resurveyed, at the option of the Joint Commission, upon a major change in facilities or organization and after a merger or consolidation. With respect to the AOA, the accreditation process includes an in-depth review of both open and closed patient records, as well as on-site surveys, including direct observation of the care being provided. As of December 31, 2014, all of the TC hospitals and IRFs operated by the hospital division were accredited by either the Joint Commission or the AOA or were in the process of seeking accreditation. The hospital division intends to seek and obtain Joint Commission or AOA accreditation for any additional hospitals it may operate in the future.

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

Medicare reimbursement of LTAC hospitals – Since October 2002, the Medicare payment system for LTAC hospitals has been based upon LTAC PPS, a prospective payment system specifically for LTAC hospitals. LTAC PPS maintains long-term acute care hospitals as a distinct provider type, separate from short-term acute care hospitals. Only providers certified as LTAC hospitals may be paid under this system. As of December 31, 2014, 96 of our TC hospitals are certified as LTAC hospitals (with certification pending for one hospital). To maintain certification under LTAC PPS, the average length of stay of Medicare patients must be greater than 25 days. Medicare Advantage patients are included with Medicare fee-for-service patients in order to determine compliance with the 25-day average length of stay requirement. Under the LTAC Legislation, the average Medicare 25-day length of stay rule will remain in effect for patients paid for under the new Medicare LTAC payment system. However, for cost reporting periods beginning on or after October 1, 2015, the 25-day requirement will not apply to patients receiving the site neutral rate or to Medicare Advantage patients treated in LTAC hospitals.

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

The effective date of the new patient criteria is October 1, 2015, followed by a two-year phase-in period tied to each LTAC hospital’s cost reporting period. During the phase-in period, payment for patients receiving the site neutral rate will be based 50% on the current LTAC PPS and 50% on the new site neutral rate. Nearly all of our TC hospitals (which are certified as LTAC hospitals under the Medicare program) have a cost reporting period starting on September 1 of each year. Accordingly, the phase-in will not begin for most of our TC hospitals until September 1, 2016 and full implementation of the new criteria will not begin until September 1, 2018.

We continue to analyze Medicare and internal data to estimate the number of our cases that will continue to be paid under the LTAC PPS rate. Currently, 70% of our LTAC patients are paid a full MS-LTC-DRG payment under LTAC PPS (with the remaining 30% paid under the short-stay or very short-stay outlier payment process). At this time, we estimate that approximately 30% of our current LTAC patients that are paid a full MS-LTC-DRG payment under LTAC PPS will be paid at the site neutral rate under the new criteria once it is fully phased-in. The site-neutral payment rates will be based on the lesser of per diem Medicare rates paid for patients with the same diagnoses under IPPS or LTAC costs. There can be no assurance that these site neutral payments will not be materially less than the payments currently provided under LTAC PPS.

The additional patient criteria imposed by the LTAC Legislation will reduce the population of patients eligible for LTAC services and change the basis upon which we are paid for other patients. These changes could have a material adverse effect on our business, financial position, results of operations and liquidity.

CMS has, for a number of years, considered the development of facility and patient certification criteria for LTAC hospitals. In addition, CMS published preliminary findings regarding patient and facility-level criteria for LTAC hospitals in 2014. Given the LTAC Legislation, it is unclear whether CMS will continue its analysis of LTAC hospital criteria.

Medicare regulations require that when two or more hospital facilities share the same provider number and are considered to be a single hospital, the “remote” or “satellite” facility must meet certain criteria with respect to the “main” facility. These criteria relate largely to demonstrating a high level of integration between the two facilities. If the criteria are not met, each facility would need to meet all Medicare requirements independently, including, for example, the minimum average length of patient stay for LTAC hospital qualification. It is advantageous for certain satellite facilities that may not independently be able to meet these Medicare requirements to maintain provider-based status so that they will be reimbursed under LTAC PPS. If CMS determines that facilities claiming to be provider-based and being reimbursed accordingly do not meet the integration requirements of the regulations, CMS may recover the amount of any excess reimbursements based upon that claimed status. We have 47 hospitals that share a Medicare provider number, and the failure of any one or more of them to meet the provider-based status regulations could materially and adversely affect our business, financial position, results of operations and liquidity.

25 Percent Rule.    CMS has regulations governing payments to a LTAC hospital that is a HIH. The rules generally limit Medicare payments to the HIH if the Medicare admissions to the HIH from its co-located hospital exceed 25% of the total Medicare discharges for the HIH’s cost reporting period, known as the “25 Percent Rule.” There are limited exceptions for admissions from rural, urban single and a MSA Dominant hospital. Admissions that exceed this “25 Percent Rule” are paid using IPPS. Patients transferred after they have reached the short-term acute care outlier payment status are not counted toward the admission threshold. Patients admitted prior to meeting the admission threshold, as well as Medicare patients admitted from a non co-located hospital, are eligible for the full payment under LTAC PPS. If the HIH’s admissions from the co-located hospital exceed the limit in a cost reporting period, Medicare will pay the lesser of: (1) the amount payable under LTAC PPS; or (2) the amount payable under IPPS, which likely will reduce our revenues for such admissions. At December 31, 2014, we operated 20 HIHs with 768 licensed beds.

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

Development Moratoriums.    On December 29, 2007, the SCHIP Extension Act became law. This legislation provided for, among other things, a three-year moratorium on the establishment of new LTAC hospitals or satellite facilities or increases in the number of licensed beds at a LTAC hospital or satellite facility. The ACA extended the moratorium on the establishment of new LTAC hospitals or satellites from three years to five years. This moratorium expired on December 29, 2012. The LTAC Legislation, as amended by PAMA, imposes a new moratorium from April 1, 2014 through September 30, 2017 on the establishment and classification of new LTAC hospitals, LTAC satellite facilities and LTAC beds in existing LTAC hospitals or satellite hospitals, subject to certain exceptions. This moratorium limits our ability to increase LTAC bed capacity, expand into new areas or increase bed capacity in existing markets that we serve.

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

On August 2, 2013, CMS issued final regulations regarding Medicare reimbursement for LTAC hospitals for the federal fiscal year beginning October 1, 2013. Included in the final regulations are: (1) a market basket increase to the standard federal payment rate of 2.5%; (2) offsets to the standard federal payment rate mandated by the ACA of: (a) 0.5% to account for the effect of a productivity adjustment, and (b) 0.3% as required by statute; (3) a wage level budget neutrality factor of 1.0010531 applied to the adjusted standard federal payment rate; (4) adjustments to area wage indexes; and (5) a decrease in the high cost outlier threshold per discharge to $13,314. In addition, the final regulations also implemented the second year of a three-year phase-in of the 3.75% budget neutrality adjustment which reduced LTAC hospital rates by 1.3% in 2014.

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

The Job Creation Act of 2012 (the “Job Creation Act”) provides for reductions in reimbursement of Medicare bad debts at our hospitals and nursing centers. For our hospitals, the bad debt reimbursement rate of 70% for all bad debts was lowered to 65% effective for cost reporting periods beginning on or after October 1, 2012.

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

Overview of inpatient rehabilitation hospitals reimbursement

Our IRFs receive fixed payment reimbursement amounts per discharge under the inpatient rehabilitation facility prospective payment system (“IRF-PPS”) based upon certain rehabilitation impairment categories established by HHS. Under the IRF-PPS, CMS is required to adjust the payment rates based upon a market basket index, known as the rehabilitation, psychiatric, and long-term care hospital market basket. The market basket update is designed to reflect changes over time in the prices of a mix of goods and services provided by rehabilitation hospitals and ARUs.

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

Similar to LTAC hospitals, the ACA requires a quality reporting system for IRFs beginning in fiscal year 2014 in which any market basket update would be reduced by 2% for any IRF that does not meet quality reporting standards. CMS has finalized regulations that required IRFs to report measures related to, among other things, catheter-associated urinary tract infections, pressure ulcers, and unplanned readmissions.

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

Since 2006, federal legislation has provided for an annual Medicare Part B outpatient therapy cap. In succeeding years, CMS increased the amount of the therapy cap. Legislation also was passed that required CMS to implement a broad process for reviewing medically necessary therapy claims, creating an exception to the cap. Legislation has annually extended the Medicare Part B outpatient therapy cap exception process. The SGR Reform Act further extended the therapy cap exception process through March 31, 2014, which was later extended to March 31, 2015 by PAMA. This review process has had an adverse effect on the provision and billing of services for patients and could negatively impact therapist productivity. Patients in our facilities whose stay is not reimbursed by Medicare Part A must seek reimbursement for their therapy under Medicare Part B and are subject to the therapy cap.

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

In February 2012, the Middle Class Tax Relief Act of 2012 was enacted, which provides that certain Medicare Part B therapy services exceeding a threshold of $3,700 would be subject to a pre-payment manual medical review process effective October 1, 2012. The review process for these services was scheduled to expire on December 31, 2012 but was extended through December 31, 2013 under the Taxpayer Relief Act. The SGR Reform Act extended the therapy cap exception process to March 31, 2014, which was later extended to March 31, 2015 by PAMA. This review process has had an adverse effect on the provision and billing of services for patients and can negatively impact therapist productivity.

In February 2012, Congress passed The Job Creation Act which provides for reductions in reimbursement of Medicare bad debts for nursing centers. The Job Creation Act provides for a phase-in of the reduction in the rate of reimbursement for bad debts of patients that are dually eligible for Medicare and Medicaid. The rate of reimbursement for bad debts for these dually eligible patients were reduced from 100% to 88% for cost reporting periods beginning on or after October 1, 2012 and was reduced to 76% for cost reporting periods beginning on or after October 1, 2013, and was reduced to 65% for cost reporting periods beginning on or after October 2, 2014. The rate of reimbursement for bad debts for patients not dually eligible for both Medicare and Medicaid was reduced from 70% to 65%, effective for cost reporting periods beginning on or after October 1, 2012. Approximately 80% of our Medicare bad debt reimbursements incurred at our nursing centers are associated with patients that are dually eligible.

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

The nursing center division also participates in established upper payment limit programs in Indiana and Texas. These programs provide supplemental Medicaid payments to skilled nursing facilities that are licensed to non-state, government-owned entities such as county hospital districts. The nursing center division has transferred licenses for 18 facilities to three county hospital districts, and retained operational responsibility for the facilities through management agreements with the respective districts. The license transfer and management agreements between the nursing center division and hospital districts are terminable by either party to restore the previous licensed status.

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

Overview of rehabilitation division revenues

The rehabilitation division receives payment for the rehabilitation and program management services it provides to residents, patients and customers. The basis for payment varies depending upon the type of service provided. Customers in the SRS segment generally pay on the basis of a negotiated patient per diem rate or a negotiated fee schedule based upon the type of service rendered. In the HRS segment, our ARU customers generally pay us on the basis of a negotiated fee per discharge. Our LTAC hospital customers pay based upon a negotiated per patient day rate. Our sub-acute rehabilitation customers pay based upon a flat monthly fee or a negotiated fee per patient day. Our outpatient therapy clients typically pay us on the basis of a negotiated fee per unit of service.

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

Since 2006, federal legislation has provided for an annual Medicare Part B outpatient therapy cap. In succeeding years, CMS subsequently increased the amount of the therapy cap. Legislation also was passed that required CMS to implement a broad process for reviewing medically necessary therapy claims, creating an exception to the cap. Legislation has annually extended the Medicare Part B outpatient therapy cap exception process. The SGR Reform Act further extended the therapy cap exception process through March 31, 2014, which was later extended to March 31, 2015 by PAMA. This review process has had an adverse effect on the provision and billing of services for patients and can negatively impact therapist productivity. Patients in our facilities whose stay is not reimbursed by Medicare Part A must seek reimbursement for their therapy under Medicare Part B and are subject to the therapy cap.

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

Overview of care management division reimbursement

Medicare

Home health.    To be eligible to receive Medicare payments for home health services, a patient must be “homebound” (generally unable to leave home without considerable or taxing effort), require intermittent skilled nursing or physical or speech therapy services, and receive treatment under a plan of care established and periodically reviewed by a physician based upon a face-to-face encounter between the patient and the physician.

We receive a standard prospective payment for home health services provided over a base 60-day period, or “episode,” of care. There is no limit to the number of episodes a patient may receive as long as he or she remains Medicare eligible. The base episode payment is a flat rate subject to adjustment based upon differences in the expected needs of each patient and upon the geographic location of the services provided. The adjustment is determined by each patient’s categorization into one of 153 payment groups, known as home health resource groups, and the cost of care for patients in each group relative to the average patient. Payment is further adjusted for differences in local prices using the hospital wage index. The payment also is subject to retroactive adjustment in certain circumstances, including: (1) an outlier adjustment if the patient’s care was unusually costly; (2) a utilization adjustment if the number of visits to the patient was less than five; (3) a partial payment adjustment if the patient transferred to another provider during an episode; (4) an adjustment based upon the level of required therapy services; and (5) an adjustment based upon the number of episodes of care, with certain episodes three and higher receiving an increased rate.

The ACA mandates changes to home health benefits under Medicare, including creation of a value-based purchasing program, development of quality measures, a decrease in home health reimbursement beginning with federal fiscal year 2014 that will be phased-in over a four-year period, and a reduction in the outlier cap. In addition, the ACA requires the Secretary of HHS to test different models for delivery of care, some of which would involve home health services. It also requires the Secretary to establish a national pilot program for integrated care for patients with certain conditions, bundling payment for acute hospital care, physician services, outpatient hospital services (including emergency department services), and post-acute care services, which would include home health. The ACA further directed the Secretary of HHS to rebase payments for home health, which resulted in a decrease in home health reimbursement that began in 2014 and will be phased-in over a four-year period. The Secretary is also required to conduct a study to evaluate costs and quality of care among efficient home health agencies regarding access to care and treating Medicare beneficiaries with varying severity levels of illness and provide a report to Congress.

On November 2, 2012, CMS issued final regulations regarding Medicare payment rates for home health agencies effective January 1, 2013. These final regulations implement a net market basket increase of 1.3% consisting of: (1) a 2.3% market basket inflation increase, less (2) a 1.0% adjustment mandated by the ACA. In addition, CMS implemented a 1.32% reduction in the case mix.

On November 22, 2013, CMS issued final regulations regarding Medicare payment rates for home health agencies effective January 1, 2014. These final regulations implement a net 1.05% reduction consisting of a 2.3% market basket inflation increase, less (1) a 0.62% ICD-9 grouper refinement, and (2) a 2.73% rebasing adjustment mandated under the ACA. Rebasing the rates includes adjustments to the 60-day episode and per visit payment rates, the non-routine medical supply conversion factor and low utilization payment factors. The rebasing adjustment mandated under the ACA is expected to reduce payment rates by approximately 2.8% to our home health agencies in each of the next four years, beginning January 1, 2014.

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

Hospice.    To be eligible to receive hospice care under the Medicare program, a patient must have a certified terminal illness, with a life expectancy of six months or less if the illness runs it normal course. The patient must affirmatively elect hospice treatment to the exclusion of other Medicare benefits related to his or her terminal condition.

We receive payment for our hospice services under Medicare through a prospective payment system that pays an established payment rate for each day that we provide hospice services to a Medicare eligible patient. The rates we receive from Medicare are subject to annual adjustments for inflation and vary based upon the geographic location of the services provided. The rate also varies depending upon which of four established levels of care we provide to the Medicare patient: (1) “routine home care,” which is the default level paid for each day a patient is in the hospice program and does not receive one of the higher levels of care; (2) “general inpatient care,” which is paid for a brief period when a patient needs inpatient services for pain or symptom management; (3) “continuous home care,” which is home care provided during a crisis period when the patient requires intensive monitoring and nursing care; and (4) “respite care,” which allows a patient to receive inpatient care for up to five consecutive days to provide relief for the patient’s family and other care givers from the demands of providing care.

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

For hospice patients receiving nursing home care under certain state Medicaid programs who elect hospice care under Medicare or Medicaid, the state must pay, in addition to the applicable Medicare or Medicaid hospice per diem rate, an amount equal to at least 95% of the Medicaid per diem skilled nursing facility rate for “room and board” furnished to the patient by the skilled nursing facility. The reduction or elimination of Medicare payments for hospice patients residing in skilled nursing facilities would significantly reduce our home health and hospice revenues and profitability. In addition, changes in the way skilled nursing facilities are reimbursed for “room and board” services provided to hospice patients residing in skilled nursing facilities could affect our ability to obtain referrals from skilled nursing facilities. A reduction in referrals from skilled nursing facilities would adversely affect our home health and hospice revenues and profitability.

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

MASTER LEASE AGREEMENTS

At December 31, 2014, we leased from Ventas and its affiliates 38 TC hospitals and 45 nursing centers under four master lease agreements (as amended, the “Master Lease Agreements”). Included in the 45 nursing centers leased at December 31, 2014 are the 2014 Expiring Facilities. For accounting purposes, we reflected the operating results of the 2014 Expiring Facilities as discontinued operations in the accompanying consolidated statement of operations for all historical periods.

Term and Renewals

Each Master Lease Agreement includes land, buildings, structures and other improvements on the land, easements and similar appurtenances to the land and improvements, and permanently affixed equipment, machinery and other fixtures relating to the operation of the leased properties. There are one or more bundles of leased properties under each Master Lease Agreement, with each bundle containing leased nursing centers and/or TC hospitals.

2013 lease renewals and expirations

Under the Master Lease Agreements, we had 86 nursing centers and 22 TC hospitals eligible for renewal prior to an April 30, 2015 lease expiration date. On September 30, 2013, we entered into an agreement with Ventas to renew the leases for 26 nursing centers and 22 TC hospitals (previously defined as the 2013 Renewal Facilities) as follows:

●

the leases for 15 nursing centers and three TC hospitals were renewed for an additional five year term effective May 1, 2015, with annual rents increasing by $4 million on October 1, 2014 and otherwise subject to rent escalators found in the original Master Lease Agreements; and

●

the leases for 11 nursing centers and 19 TC hospitals were moved to an amended and restated Master Lease No. 5 (“Master Lease No. 5”) and renewed for a ten year, seven month term effective October 1, 2014, with annual rents under Master Lease No. 5 increasing by $11 million on October 1, 2014 and otherwise subject to annual increases (up to a 4% cap) based on changes in the Consumer Price Index.

For accounting purposes, we began recording the additional rents over the new lease term on a straight-line basis beginning on October 1, 2013, the effective date of the agreements.

On September 30, 2013, we entered into agreements to renew early our leases with Ventas for the 2013 Renewal Facilities and to exit the 2013 Expiring Facilities. The lease term for the 2013 Renewal Facilities and the 2013 Expiring Facilities was scheduled to expire in April 2015. Under the terms of the agreements, the lease term for the 2013 Expiring Facilities expired on September 30, 2014, unless we and Ventas were able to transfer the operations earlier; provided however, that we were obligated to continue to operate any 2013 Expiring Facilities not transferred by December 31, 2014 for a limited amount of time and under certain reduced rent obligations provided for in the agreement. We transferred the operations of all of the 2013 Expiring Facilities to new operators during the year ended December 31, 2014. The results of operations and losses associated with the 2013 Expiring Facilities are reported as discontinued operations, net of income taxes, for all periods presented.

2014 lease expirations

On December 27, 2014, we entered into an agreement with Ventas to transition the operations under the leases for the 2014 Expiring Facilities. Each lease will terminate when the operation of such nursing center is transferred to a new operator, which is expected to occur during 2015. The current lease term for eight of these nursing centers is scheduled to expire on April 30, 2018. The current lease term for the ninth of these nursing centers is scheduled to expire on April 30, 2020. We will continue to operate these facilities until operations are transferred, but their operating results will be reflected in discontinued operations through the expiration of the lease term. The results of operations and losses associated with the 2014 Expiring Facilities are reported as discontinued operations, net of income taxes, for all periods presented. Under the terms of the agreement, we incurred a $40 million termination fee in exchange for the early termination of the leases, which was paid to Ventas in January 2015. The early termination fee was accrued as rent expense in discontinued operations in 2014 and is included in other accrued liabilities on the balance sheet at December 31, 2014.

Renewals

Following the exit of the 2014 Expiring Facilities, we will lease 36 nursing centers and 38 TC hospitals from Ventas within eight separate renewal bundles. Each bundle may be renewed for at least one five-year renewal term, provided notice of renewal is provided between 12 and 18 months prior to the expiration of the lease term. The following chart sets forth the current lease renewals under the Master Lease Agreements:

				Facility renewals
Renewal group	Master leases	Expiration date	Renewal date	Nursing centers	TC hospitals	Renewal bundles
Group 1	1, 2, 4	April 30, 2018	October 31, 2016 – April 29, 2017	11	6	3
Group 2	1, 2	April 30, 2020	October 31, 2018 – April 29, 2019	14	3	2
Group 3	5	April 30, 2023	October 31, 2021 – April 29, 2022	–	10	1
Group 4	5	April 30, 2025	October 31, 2023 – April 29, 2024	11	19	2

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

We paid rents to Ventas (including amounts classified within discontinued operations) approximating $192 million for the year ended December 31, 2014, $248 million for the year ended December 31, 2013 and $260 million for the year ended December 31, 2012.

Each Master Lease Agreement provides for rent escalations each May 1 if the patient revenues for the leased properties meet certain criteria as measured using the preceding calendar year revenues as compared to the base period. All annual rent escalators are payable in cash. The contingent annual rent escalator is 2.7% for Master Lease Agreements Nos. 1 and 4. The contingent annual rent escalator for Master Lease Agreement No. 2 is based upon the Consumer Price Index with a floor of 2.25% and a ceiling of 4%. The contingent annual rent escalator for Master Lease Agreement No. 5 is based upon annual increases in the Consumer Price Index, subject to a ceiling of 4%. In 2014, the contingent annual rent escalator for Master Lease Agreement No. 2 was 2.25% and for Master Lease No. 5 was 1.126%.

Restrictive Covenants under Master Lease No. 5

Pursuant to the provisions of Master Lease No. 5, we may not (1) develop any additional TC hospitals within a ten-mile radius of each of the TC hospitals subject to Master Lease No. 5, (2) develop any additional nursing centers within a five-mile radius of each of the nursing centers subject to Master Lease No. 5, or (3) increase the number of licensed beds at TC hospitals or nursing centers that are within the restricted areas and not leased to us by Ventas under Master Lease No. 5. We are not restricted, however, from acquiring operating TC hospitals or nursing centers within (or outside of) the restricted areas.

Remedies for an Event of Default

The Master Lease Agreements contain several restrictions and covenants related to our operation of the facilities subject to the Master Lease Agreements. Upon an event of default under one of the Master Lease Agreements, Ventas may, at its option, exercise the following remedies:

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

In addition to the remedies noted above, under the Master Lease Agreements, in the case of a facility-specific event of default, Ventas may terminate a Master Lease Agreement as to the leased property to which the event of default relates, and may, but need not, terminate the entire Master Lease Agreement. Each of the Master Lease Agreements includes special rules relative to Medicare/Medicaid events of default and a licensed bed event of default. In the event a Medicare/Medicaid event of default and/or a licensed bed event of default occurs and is continuing: with respect to not more than one property at the same time under a Master Lease Agreement that covers 21 to and including 40 properties, Ventas may not exercise termination or dispossession remedies against any property other than the property or properties to which the event of default relates. Thus, in the event Medicare/Medicaid events of default and licensed bed events of default would occur and be continuing: (1) with respect to one property under a Master Lease Agreement that covers less than 20 properties, or (2) with respect to two or more properties at the same time under a Master Lease Agreement that covers 21 to and including 40 properties, then Ventas would be entitled to exercise all rights and remedies available to it under the Master Lease Agreements.

ADDITIONAL INFORMATION

Employees

As of December 31, 2014, we had approximately 38,700 full-time and 22,800 part-time and per diem employees. We had approximately 2,600 unionized employees at 25 of our facilities as of December 31, 2014.

The market for qualified nurses, therapists and other healthcare professionals is highly competitive. We, like other healthcare providers, have experienced difficulties in attracting and retaining qualified personnel such as nurses, certified nurse’s assistants, nurse’s aides, therapists and other providers of healthcare services. Our hospitals and nursing centers are particularly dependent on nurses for patient care. Our rehabilitation division continues to seek qualified therapists to fill open positions. The difficulty we have experienced in hiring and retaining qualified personnel has increased our average wage rates and may force us to increase our use of contract personnel. We expect to continue to experience increases in our labor costs primarily due to higher wages and greater benefits required to attract and retain qualified healthcare personnel. Salaries, wages and benefits were approximately 61% of our consolidated revenues for the year ended December 31, 2014. Our ability to manage labor costs will significantly affect our future operating results.

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

Our filings with the SEC are available to the public free of charge on the SEC website at www.sec.gov, which contains reports, proxy and information statements and other information. You also may read or obtain copies of this information in person or by mail from the SEC’s Public Reference Room, 100 F Street, NE, Room 1580, Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the Public Reference Room.

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

Risks Relating to Reimbursement and Regulation of Our Business

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

Further, the ACA mandates changes to home health and hospice benefits under Medicare. For home health, the ACA mandates creation of a value-based purchasing program, development of quality measures, a decrease in home health reimbursement beginning with federal fiscal year 2014 that will be phased-in over a four-year period, and a reduction in the outlier cap. In addition, the ACA requires the Secretary of HHS to test different models for delivery of care, some of which would involve home health services. It also requires the Secretary to establish a national pilot program for integrated care for patients with certain conditions, bundling payment for acute hospital care, physician services, outpatient hospital services (including emergency department services), and post-acute care services, which would include home health. The ACA further directed the Secretary of HHS to rebase payments for home health, which resulted in a decrease in home health reimbursement that began in 2014 and will be phased-in over a four-year period. The Secretary is also required to conduct a study to evaluate costs and quality of care among efficient home health agencies regarding access to care and treating Medicare beneficiaries with varying severity levels of illness and provide a report to Congress.

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

We depend on reimbursement from third party payors, including the Medicare and Medicaid programs, for a substantial portion of our revenues. For the year ended December 31, 2014, we derived approximately 51% of our total revenues (before eliminations) from the Medicare and Medicaid programs and the balance from other third party payors, such as commercial insurance companies, health maintenance organizations, preferred provider organizations and contracted providers. The percentage of our revenues derived from the Medicare and Medicaid programs will increase following the Gentiva Merger. The Medicare and Medicaid programs are highly regulated and subject to frequent and substantial changes. See “Part I—Item 1—Business—Governmental Regulation.”

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

On August 1, 2012, CMS issued the 2012 CMS Rules which, among other things, reduced Medicare reimbursement to our TC hospitals in 2013 and beyond by imposing a budget neutrality adjustment and modifying the short-stay outlier rules. Effective December 29, 2012, the 2012 CMS Rules: (1) began a three-year phase-in of a 3.75% budget neutrality adjustment, which will reduce LTAC hospital rates by approximately 1.3% in each of 2013, 2014 and 2015; and (2) restored a payment reduction that will limit payments for very short-stay outliers that reduced our TC hospital payments by approximately 0.5%.

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

On November 22, 2013, CMS issued final regulations regarding Medicare payment rates for home health agencies effective January 1, 2014. These final regulations implement a net 1.05% reduction consisting of a 2.3% market basket inflation increase, less (1) a 0.62% ICD-9 grouper refinement, and (2) a 2.73% rebasing adjustment mandated under the ACA. Rebasing the rates includes adjustments to the 60-day episode and per visit payment rates, the non-routine medical supply conversion factor and low utilization payment factors. The rebasing adjustment mandated under the ACA is expected to reduce payment rates by approximately 2.8% to our home health agencies in each of the next four years, beginning January 1, 2014.

In February 2012, Congress passed the Job Creation Act which provides for reductions in reimbursement of Medicare bad debts at our hospitals and nursing centers. For the hospitals, the bad debt reimbursement rate for all bad debts was lowered to 65% effective for cost reporting periods beginning on or after October 1, 2012. For the nursing centers, the Job Creation Act provides for a phase-in of the reduction in the rate of reimbursement for bad debts of patients that are dually eligible for Medicare and Medicaid. The rate of reimbursement for bad debts for these dually eligible patients was reduced from 88% to 76% in October 2013 and was reduced to 65% for cost reporting periods beginning on or after October 1, 2014. The rate of reimbursement for bad debts for patients not dually eligible for both Medicare and Medicaid was reduced from 70% to 65%, effective with cost reporting periods beginning on or after October 1, 2012. Approximately 80% of our Medicare bad debt reimbursements incurred at our nursing centers are associated with patients that are dually eligible.

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

The effective date of the new patient criteria is October 1, 2015, followed by a two-year phase-in period tied to each LTAC hospital’s cost reporting period. During the phase-in period, payment for patients receiving the site neutral rate will be based 50% on the current LTAC PPS and 50% on the new site neutral rate. Nearly all of our TC hospitals (which are certified as LTAC hospitals under the Medicare program) have a cost reporting period starting on September 1 of each year. Accordingly, the phase-in will not begin for most of our TC hospitals until September 1, 2016 and full implementation of the new criteria will not begin until September 1, 2018.

 We continue to analyze Medicare and internal data to estimate the number of our cases that will continue to be paid under the LTAC PPS rate. Currently, 70% of our LTAC patients are paid a full MS-LTC-DRG payment under LTAC PPS (with the remaining 30% paid under the short-stay or very short-stay outlier payment process). At this time, we estimate that approximately 30% of our current LTAC patients that are paid a full MS-LTC-DRG payment under LTAC PPS will be paid at the site neutral rate under the new criteria once it is fully phased-in. The site-neutral payment rates will be based on the lesser of per diem Medicare rates paid for patients with the same diagnoses under IPPS or LTAC costs. There can be no assurance that these site neutral payments will not be materially less than the payments currently provided under LTAC PPS.

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

The extensive federal, state and local regulations affecting the healthcare industry include, but are not limited to, regulations relating to licensure, billing, conduct of operations, ownership of facilities, addition of facilities, allowable costs, services and prices for services, facility staffing requirements, qualifications and licensure of staff, environmental and occupational health and safety, and the confidentiality and security of health-related information. In particular, various laws, including the anti-kickback, anti-fraud and abuse amendments codified under the Social Security Act, prohibit certain business practices and relationships that might affect the provision and cost of healthcare services reimbursable under Medicare and Medicaid, including the payment or receipt of remuneration for the referral of patients whose care will be paid by Medicare or other governmental programs. Sanctions for violating the anti-kickback, anti-fraud and abuse amendments under the Social Security Act include criminal penalties, civil sanctions, fines and possible exclusion from government programs such as Medicare and Medicaid. For additional information regarding our regulatory environment, see “Part I—Item 1—Business—Governmental Regulation.”

Federal and state governments continue to pursue intensive enforcement policies resulting in a significant number of inspections, audits, citations of regulatory deficiencies and other regulatory sanctions including demands for refund of overpayments, terminations from the Medicare and Medicaid programs, bans on Medicare and Medicaid payments for new admissions and civil monetary penalties or criminal penalties. Audits under the CMS RAC program and other federal and state audits evaluating the medical necessity of services provided are expected to further intensify the regulatory environment surrounding the healthcare industry as third party firms engaged by CMS and others commence extensive reviews of claims data and medical and other records to identify improper payments to healthcare providers under the Medicare and Medicaid programs. If we fail to comply with the extensive laws, regulations and prohibitions applicable to our businesses, we could become ineligible to receive government program reimbursement, suffer civil or criminal penalties or be required to make significant changes to our operations. In addition, we could be forced to expend considerable resources responding to investigations, audits or other enforcement actions related to these laws, regulations or prohibitions. Furthermore, should we lose the licenses for one or more of our facilities as a result of regulatory action or otherwise, we could be in default under our Master Lease Agreements, the Credit Facilities and indentures governing our outstanding notes. Failure of our staff to satisfy applicable licensure requirements, or of our hospitals, IRFs, nursing centers, our rehabilitation operations, and home health and hospice operations, to satisfy applicable licensure and certification requirements could have a material adverse effect on our business, financial position, results of operations and liquidity.

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

In addition, we, like other hospital and nursing center operators and rehabilitation therapy service providers, are subject to ongoing investigations by the OIG, the DOJ and state attorneys general into the billing of rehabilitation and other services provided to Medicare and Medicaid patients, including whether rehabilitation therapy services were properly documented and billed, whether services provided were medically necessary and general compliance with conditions of participation in the Medicare and Medicaid programs. Negative findings from these investigations could also lead to potential indemnification claims asserted by our rehabilitation division customers.

Private pay sources such as third party insurance and managed care entities also often reserve the right to conduct audits. Our costs to respond to and defend reviews, audits and investigations are significant and are likely to increase in the current enforcement environment. These audits and investigations may require us to refund or retroactively adjust amounts that have been paid under the relevant government program or from other payors. Moreover, an adverse review, audit or investigation also could result in other adverse consequences, particularly if the underlying conduct is found to be pervasive or systemic. These consequences include:

•	state or federal agencies imposing fines, penalties and other sanctions on us;

•	loss of our right to participate in the Medicare or Medicaid programs or one or more third party payor networks;

•	indemnity claims asserted by customers and others for which we provide services; and

•	damage to our reputation in various markets, which could adversely affect our ability to attract patients, residents and employees.

If they were to occur, these consequences could have a material adverse effect on our business, financial position, results of operations and liquidity. See note 21 of the notes to consolidated financial statements for a description of pending legal proceedings, governmental reviews, audits and investigations to which we are subject. See also note 2 of the notes to consolidated financial statements for a description of pending legal proceedings, governmental reviews, audits and investigations to which Gentiva is subject.

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

We also are subject to lawsuits under the FCA and comparable state laws for submitting fraudulent bills for services to the Medicare and Medicaid programs and other federal and state healthcare programs. These lawsuits, which may be initiated by “whistleblowers,” can involve significant monetary damages, fines, attorneys’ fees and the award of bounties to private  qui tam  plaintiffs who successfully bring these suits and to the government programs. We also are subject to payment obligations under contracts we enter into with our rehabilitation division customers to indemnify them against claim denials associated with our services.

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

We insure a substantial portion of our professional liability risks primarily through our limited purpose insurance subsidiary. Provisions for loss for our professional liability risks are based upon management’s best available information including actuarially determined estimates. The allowance for professional liability risks includes an estimate of the expected cost to settle reported claims and an amount, based upon past experiences, for losses incurred but not reported. These liabilities are necessarily based upon estimates and, while management believes that the provision for loss is adequate, the ultimate liability may be in excess of, or less than, the amounts recorded. Changes in the number of professional liability claims and the cost to settle these claims significantly impact the allowance for professional liability risks. A relatively small variance between our estimated and actual number of claims or average cost per claim could have a material impact, either favorable or unfavorable, on the adequacy of the allowance for professional liability risks. Differences between the ultimate claims costs and our historical provisions for loss and actuarial assumptions and estimates could have a material adverse effect on our business, financial position, results of operations and liquidity. See note 21 of the notes to consolidated financial statements for a description of pending legal proceedings, governmental reviews, audits and investigations to which we are subject. See also note 2 of the notes to consolidated financial statements for a description of pending legal proceedings, governmental reviews, audits and investigations to which Gentiva is subject.

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

If we fail to comply with the Anti-Kickback Statute, the Stark Law, the FCA or other applicable laws and regulations, we could be subject to liabilities, including civil penalties (including the loss of our licenses to operate one or more facilities or healthcare activities), exclusion of one or more facilities or healthcare activities from participation in the Medicare, Medicaid and other federal and state healthcare programs and, for violations of certain laws, regulations and criminal penalties.

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

Managed care organizations and other third party payors have continued to consolidate in order to enhance their ability to influence the delivery and cost structure of healthcare services. Consequently, the healthcare needs of a large percentage of the United States population are increasingly served by a smaller number of managed care organizations. These organizations generally enter into service agreements with a limited number of providers for needed services. In addition, third party payors, including managed care payors, increasingly are demanding discounted fee structures. To the extent that these organizations terminate us as a preferred provider, engage our competitors as a preferred or exclusive provider, demand discounted fee structures or seek our assumption of all or a portion of the financial risk through a prepaid capitation arrangement, our business, financial position, results of operations and liquidity could be materially and adversely affected.

If our TC hospitals fail to maintain their certification as LTAC hospitals, our revenues and profitability could decline.

If our TC hospitals, satellite TC facilities or HIHs fail to meet or maintain the standards for certification as LTAC hospitals, such as average minimum length of patient stay, they will receive payments under IPPS rather than payment under the system applicable to LTAC hospitals. Payments at rates applicable to general acute care hospitals would result in our TC hospitals receiving less Medicare reimbursement than they currently receive for patient services and our profitability would decline. To maintain certification under LTAC PPS, the average length of stay of Medicare patients must be greater than 25 days. Medicare Advantage patients are included with Medicare fee-for-service patients in order to determine compliance with the 25 day average length of stay requirements. Under the LTAC Legislation, the average Medicare 25-day length of stay rule will remain in effect for patients paid for under the new Medicare LTAC payment system. However, for cost reporting periods beginning on or after October 1, 2015, the 25-day requirement will not apply to patients receiving the site neutral rate or to Medicare Advantage patients treated in LTAC hospitals.

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

The failure of one or more of our TC hospitals to maintain its Medicare certification as a LTAC hospital could have a material adverse effect on our business, financial position, results of operations and liquidity.

Expiration of the moratorium imposed on certain federal regulations otherwise applicable to LTAC hospitals, including HIHs and satellite hospitals, could have an adverse effect on our future revenues and profitability.

CMS has regulations governing payments to LTAC hospitals that are co-located with another hospital, such as a HIH. The rules generally limit Medicare payments to the HIH if the Medicare admissions to the HIH from its co-located hospital exceed 25% of the total Medicare discharges for the HIH’s cost reporting period. There are limited exceptions for admissions from rural hospitals, urban single hospitals and MSA Dominant hospitals. Patients transferred after they have reached the short-term acute care outlier payment status are not counted toward the admission threshold. Patients admitted prior to meeting the admission threshold, as well as Medicare patients admitted from a non co-located hospital, are eligible for the full payment under LTAC PPS. If the HIH’s admissions from the co-located hospital exceed the limit in a cost reporting period, Medicare will pay the lesser of: (1) the amount payable under LTAC PPS or (2) the amount payable under IPPS, which likely will reduce our revenues for such admissions. At December 31, 2014, we operated 20 HIHs with 768 licensed beds.

In 2007, CMS issued the 2007 Final Rule which expanded the policy known as the “25 Percent Rule” to all LTAC hospitals, regardless of whether they are a HIH. Under this rule, all LTAC hospitals were to be paid LTAC PPS rates for admissions from a single referral source up to 25% of aggregate Medicare admissions. Patients reaching high cost outlier status in the short-term hospital were not to be counted when computing the 25% limit. Admissions beyond the 25% threshold were to be paid at a lower amount based upon IPPS rates.

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

The moratorium on the Medicare certification of new LTAC hospitals and beds in existing LTAC hospitals limits our ability to increase LTAC hospital bed capacity, expand into new areas or increase services in existing areas we serve.

The LTAC Legislation, as amended by PAMA, imposes a moratorium from April 1, 2014 through September 30, 2017 on the establishment and classification of new LTAC hospitals, LTAC satellite facilities and LTAC beds in existing LTAC hospitals or satellite hospitals, subject to certain exceptions. This moratorium limits our ability to increase LTAC bed capacity, expand into new areas or increase bed capacity in existing markets that we serve.

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

IRFs are subject to a requirement that 60% or more of the patients admitted to the facilities have one or more of 13 specific conditions in order to qualify for the inpatient rehabilitation facility prospectus payment system. If that compliance threshold is not maintained, the IRF will be reimbursed at the lower prospective payment system applicable to acute care hospitals. That may lead to reduced revenue in the IRFs that we operate or manage and also may lead customers of IRFs to attempt to renegotiate the terms of their contracts or terminate their contracts, in either case adversely affecting the projected revenues and profitability we expect.

If we are found to have violated laws protecting the confidentiality of patient health information, we could be subject to civil or criminal penalties, which could increase our liabilities and harm our reputation or our business.

There are a number of federal and state laws protecting the confidentiality of certain patient health information, including patient records, and restricting the use and disclosure of that protected information. In particular, the privacy and security rules under HIPAA protect medical records and other personal health information by limiting their use and disclosure, giving individuals the right to access, amend and seek accounting of their own health information and limiting most uses and disclosures of health information to the minimum amount reasonably necessary to accomplish the intended purpose. If we are found to be in violation of the privacy or security rules under HIPAA or other federal or state laws protecting the confidentiality of patient health information, we could be subject to sanctions and civil or criminal penalties, which could increase our liabilities, harm our reputation and have a material adverse effect on our business, financial position, results of operations and liquidity.

Approximately 20% of our hospice revenues are derived from patients who reside in skilled nursing facilities. Changes in the laws and regulations regarding payments for hospice services and “room and board” provided to hospice patients residing in skilled nursing facilities could reduce our net patient service revenue and profitability.

For hospice patients receiving nursing home care under certain state Medicaid programs who elect hospice care under Medicare or Medicaid, the state must pay, in addition to the applicable Medicare or Medicaid hospice per diem rate, an amount equal to at least 95% of the Medicaid per diem skilled nursing facility rate for “room and board” furnished to the patient by the skilled nursing facility. The reduction or elimination of Medicare payments for hospice patients residing in skilled nursing facilities would significantly reduce our home health and hospice revenues and profitability. In addition, changes in the way skilled nursing facilities are reimbursed for “room and board” services provided to hospice patients residing in skilled nursing facilities could affect our ability to obtain referrals from skilled nursing facilities. A reduction in referrals from skilled nursing facilities would adversely affect our home health and hospice revenues and profitability.

Risks Relating to the Gentiva Merger

We may not be able to successfully integrate Gentiva’s operations with our own or realize the anticipated benefits of the Gentiva Merger, which could adversely affect our financial condition, results of operations and business prospects.

We may not be able to successfully integrate Gentiva’s operations with our own, and we may not realize all or any of the expected benefits of the Gentiva Merger as and when planned. The integration of Gentiva’s operations with ours will be complex, costly and time consuming. We expect that it will require significant attention from senior management and will impose substantial demands on our operations and personnel, potentially diverting attention from other important pending projects. The difficulties and risks associated with the integration of Gentiva include:

•

the possibility that we will fail to implement our business plans for the combined company, including as a result of new legislation or regulation in the healthcare industry affecting the timing or costs associated with the operations of the combined company or its integration plan;

•	possible inconsistencies in the standards, controls, procedures, policies and compensation structures between us and Gentiva;

•	the possibility that we may have failed to discover liabilities of Gentiva during our due diligence investigation as part of the Gentiva Merger for which we, as a successor owner, may be responsible;

•	limitations prior to the completion of the Gentiva Merger on the ability of our and Gentiva’s management to work together to develop an integration plan;

•	the increased scope and complexity of our operations;

•	the potential loss of key employees and the costs associated with our efforts to retain key employees;

•	provisions in our and Gentiva’s contracts with third parties that may limit our flexibility to take certain actions;

•	risks and limitations on our ability to consolidate corporate and administrative infrastructures of the two companies;

•	obligations that we will have to counterparties of Gentiva that arise as result of the change in control of Gentiva; and

•	the possibility of unanticipated delays, costs or inefficiencies associated with the integration of Gentiva’s operations with ours.

As a result of these difficulties and risks, we may not accomplish the integration of Gentiva’s business smoothly, successfully or within our budgetary expectations and anticipated timetable. Accordingly, we may fail to realize some or all of the anticipated benefits of the Gentiva Merger, such as increase in our scale, diversification, cash flows and operational efficiency and accretion to our earnings per share.

The Gentiva Merger may not achieve its intended results, including anticipated synergies.

While we expect the Gentiva Merger to result in a significant amount of synergies and other financial and operational benefits, we may be unable to realize these synergies or other benefits in the timeframe that we expect or at all. Achieving the anticipated benefits, including synergies, is subject to a number of uncertainties, including whether the businesses acquired can be operated in the manner we intend and whether our costs to integrate the businesses will be consistent with our expectations. Events outside of our control, including, but not limited to, any conditions imposed by governmental authorities, operating changes or regulatory changes, could also adversely affect our ability to realize the anticipated benefits from the Gentiva Merger. Thus, the integration may be unpredictable, or subject to delays or changed circumstances, and the acquired businesses may not perform in accordance with our expectations. Further, we will incur implementation costs relative to these anticipated synergies, and our expectations with respect to integration or synergies as a result of the Gentiva Merger may not materialize. Accordingly, you should not place undue reliance on our anticipated synergies. See “– We may not be able to successfully integrate Gentiva’s operations with our own or realize the anticipated benefits of the Gentiva Merger, which could adversely affect our financial condition, results of operations and business prospects.”

We have incurred, and will continue to incur, significant transaction and Gentiva Merger-related integration costs in connection with the Gentiva Merger.

We have incurred and expect to continue to incur a number of costs associated with completing the Gentiva Merger and integrating our and Gentiva’s operations. Such costs include costs associated with borrowings under or amendments to the Credit Facilities, any premiums in connection with refinancing Gentiva’s debt and the payment of certain fees and expenses incurred in connection with the Gentiva Merger and related Financing Transactions, including legal and other professional advisor fees. The substantial majority of these costs will be non-recurring expenses and will primarily consist of transaction costs related to the Gentiva Merger, facilities and systems consolidation costs and employment-related costs. Additional unanticipated costs may be incurred in the integration of our and Gentiva’s businesses. Although we expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, may offset incremental transaction and merger-related costs over time, this net benefit may not be achieved in the near term, or at all.

We have incurred substantial additional indebtedness to finance the Gentiva Merger and may not be able to meet our substantial debt service requirements.

 A substantial portion of our cash flows from operations is dedicated to the payment of principal and interest obligations on our outstanding indebtedness. Subject to certain restrictions, we also have the ability to incur substantial additional borrowings. In addition, we have incurred substantial additional indebtedness in connection with the Gentiva Merger. If we are unable to generate sufficient funds to meet our obligations under our outstanding notes or our Credit Facilities (including as a result of the Gentiva Merger), we may be required to refinance, restructure or otherwise amend some or all of such obligations, sell assets or raise additional cash through the sale of our equity. We cannot make any assurances that we would be able to obtain such refinancing on terms as favorable as our current financing or that such restructuring, sales of assets or issuances of equity can be accomplished or, if accomplished, would raise sufficient funds to meet these obligations. See “– Risk Factors Relating to Our Indebtedness – Our indebtedness could adversely affect our cash flow and prevent us from fulfilling our obligations.”

The Gentiva Merger substantially increases our scale, which will change the risks to which we are subject.

Gentiva is a large and complex company that significantly adds to the size and scale of our operations. Gentiva had approximately $2 billion in net revenues for 2014 and approximately $1.2 billion in total assets at December 31, 2014. It has made numerous acquisitions and operated at 491 locations in 40 states, which could expose us to increased integration, operational, employee management and regulatory risks. Further, after giving effect to the Gentiva Merger, the percentage of our revenues derived from the Medicare and Medicaid programs will increase. See “Risks Relating to Reimbursement and Regulation of Our Business – Changes in the reimbursement rates or methods or timing of payment from third party payors, including the Medicare and Medicaid programs, or the implementation of other measures to reduce reimbursement for our services and products could result in a substantial reduction in our revenues and operating margins” and “Risks Relating to Our Operations – Possible changes in the acuity of residents and patients, as well as payor mix and payment methodologies, may significantly affect our profitability.”  We may have failed to identify all the risks to which the acquisition of Gentiva may expose us or the effects it may have on the price of our shares or on our long-term value, including any risks related to Gentiva’s compliance with healthcare laws and regulations, contractual obligations and leases and those related to changes in Medicare reimbursement.

If we fail to comply with the terms of Gentiva’s Corporate Integrity Agreement, it could subject us to substantial monetary penalties or suspension or termination from participation in the Medicare and Medicaid programs.

Gentiva entered into a five-year Corporate Integrity Agreement (“CIA”) with the OIG, which became effective on February 15, 2012, concurrent with the execution of a settlement agreement with the United States, acting through the DOJ and on behalf of the OIG. The CIA imposes certain compliance, auditing (including by an independent review organization), self-reporting and training requirements with which we, as a result of the Gentiva Merger, must comply. If we fail to comply with the terms of the CIA, it could subject us to substantial monetary penalties and/or suspension or termination from participation in the Medicare and Medicaid programs. The imposition of monetary penalties would adversely affect our profitability. For example, in connection with the auditing imposed by the CIA, Gentiva recognized negative adjustments to its revenues due to repayments. A suspension or termination of participation in the Medicare and Medicaid programs could adversely affect our financial condition, results of operations and business prospects.

Gentiva is subject to certain ongoing investigations, and periodic audits and requests for information by the Medicare and Medicaid programs or government agencies, which have various rights and remedies against us if they assert that Gentiva has overcharged the programs or failed to comply with program requirements.

Gentiva’s operations are subject to federal and state laws prohibiting fraud by healthcare providers, including laws containing criminal provisions, which prohibit filing false claims or making false statements in order to receive payment or obtain certification under Medicare and Medicaid programs, or failing to refund overpayments or improper payments. Violation of these criminal provisions is a felony punishable by imprisonment and/or fines. We may also be subject to fines, treble damage claims and exclusion as a provider under the Medicare or Medicaid programs if Gentiva has violated the civil provisions that prohibit knowingly filing a false claim or knowingly using false statements to obtain payment.

Additionally, the ACA requires providers, such as home health agencies and hospice providers, to notify the Secretary of the HHS, fiscal intermediary, contractor or other appropriate person of any overpayment and the reason for the overpayment, and to return the overpayment, within the later of 60 days from the time the overpayment is identified or the due date of the provider’s cost report. Failure to comply may result in prosecution under the FCA and exclusion from participation in Medicare, Medicaid and other federal and state health care programs.

CMS has contracted with various third party administrators (“TPAs”), including RACs and others, to perform post-payment reviews of healthcare providers. Various states have also begun to engage TPAs to conduct post-payment reviews of Medicaid claims data. We expect in the future that CMS and the states will likely expand the scope of the reviews conducted by these TPAs. We cannot predict whether reviews by TPAs of Gentiva’s home health and hospice programs’ reimbursement claims will result in material recoupments, which could have a material adverse effect on our business, financial position, results of operations and liquidity.

Although Gentiva believes it has established policies and procedures that are sufficient to help ensure that it will operate in substantial compliance with anti-fraud and abuse requirements, in the future, different interpretations or enforcement of laws, rules and regulations governing the healthcare industry could subject Gentiva’s business practices to allegations of impropriety or illegality or could require Gentiva to make changes in its facilities, equipment, personnel, services and capital expenditure programs, increase its operating expenses and distract its management. If Gentiva fails to comply with these extensive laws and government regulations, we could become ineligible to receive government program payments, suffer civil and criminal penalties or be required to make significant changes to Gentiva’s operations. In addition, we could be forced to expend considerable resources responding to an investigation or other enforcement action under these laws or regulations. See note 2 of the notes to consolidated financial statements for a description of pending legal proceedings, governmental reviews, audits and investigations to which Gentiva is subject.

An adverse ruling against Gentiva in certain litigation could have an adverse effect on our financial condition and results of operations.

Gentiva is involved in litigation incidental to the conduct of its business, including a collective and class action lawsuit alleging violations by Gentiva of the Federal Fair Labor Standards Act and a putative shareholder class action lawsuit alleging violations by Gentiva of the Securities Act and the Exchange Act, and may be subject to additional lawsuits in the future. The damages claimed against Gentiva in such litigation are substantial.

We cannot assure you that Gentiva will prevail in the pending cases. In addition to the possibility of an adverse outcome, such litigation is costly to manage, investigate and defend, and the related defense costs, diversion of management’s time and related publicity may adversely affect the conduct of our business and results of our operations. See note 2 of the notes to consolidated financial statements for a description of pending legal proceedings, governmental reviews, audits and investigations to which Gentiva is subject.

Risks Relating to Our Indebtedness

Our indebtedness could adversely affect our cash flow and prevent us from fulfilling our obligations.

We have a substantial amount of indebtedness. As of December 31, 2014, we had total indebtedness of approximately $2.9 billion in addition to the availability of approximately $617 million under the ABL Facility (subject to a borrowing base and after giving effect to approximately $5 million of letters of credit outstanding on December 31, 2014). The Gentiva Merger and the Centerre Acquisition significantly increased our aggregate indebtedness. As of February 2, 2015, after the closing of the Gentiva Merger, we had:

•	$1.46 billion of senior secured indebtedness under the Credit Facilities, which included approximately $464 million related to the ABL Facility;

•	$500 million of senior unsecured indebtedness under the Notes due 2022;

•	$600 million of senior unsecured indebtedness under the Notes due 2023;

•	$750 million of senior unsecured indebtedness under the Notes due 2020;

•	$35 million of Mandatory Redeemable Preferred Stock as part of the Units;

•

approximately $244 million available for borrowing under the ABL Facility (subject to a borrowing base and after giving effect to approximately $63 million of letters of credit outstanding) which, if borrowed, would be senior secured indebtedness;

•	Gentiva held approximately $90 million of unrestricted cash on hand; and

•

subject to our compliance with certain covenants and other conditions, we have the option to incur certain additional secured indebtedness and/or additional unsecured indebtedness which would rank pari passu with the outstanding notes.

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

•	limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions and other general corporate purposes;

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

The terms of the Credit Facilities and the indentures governing our outstanding notes include a number of restrictive covenants that impose significant operating and financial restrictions on us and our restricted subsidiaries, including restrictions on our and our restricted subsidiaries’ ability to, among other things:

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

Our ability to comply with these agreements may be affected by events beyond our control, including prevailing economic, financial and industry conditions. These covenants could have an adverse effect on our business by limiting our ability to take advantage of financing, merger and acquisition or other opportunities. The breach of any of these covenants or restrictions could result in a default under the Credit Facilities or the indentures governing our outstanding notes.

We, including our subsidiaries, have the ability to incur substantially more indebtedness, including senior secured indebtedness, which could further increase the risks associated with our leverage.

Subject to the restrictions in the Credit Facilities and the indentures governing our outstanding notes, we have the ability to incur significant additional indebtedness. Although the terms of the Credit Facilities and the indentures governing our outstanding notes include restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of important exceptions, and indebtedness incurred in compliance with these restrictions could be substantial. If we incur significant additional indebtedness, the related risks that we face could increase.

Our failure to comply with the agreements relating to our outstanding indebtedness, including as a result of events beyond our control, could result in an event of default that could materially and adversely affect our business, financial condition, results of operations and liquidity.

If there were an event of default under any of the agreements relating to our outstanding indebtedness, including the Credit Facilities and the indentures governing our outstanding notes, we may not be able to incur additional indebtedness under the Credit Facilities and the holders of the defaulted debt could cause all amounts outstanding with respect to that debt to be due and payable immediately. We cannot assure you that our assets or cash flow would be sufficient to fully repay borrowings under our outstanding debt instruments if accelerated upon an event of default, which could have a material adverse effect on our ability to continue to operate as a going concern. Further, if we are unable to repay, refinance or restructure our secured debt, the holders of such debt could proceed against the collateral securing that indebtedness. In addition, any event of default or declaration of acceleration under one debt instrument also could result in an event of default under one or more of our other debt instruments or under the Master Lease

Agreements. Moreover, counterparties to some of the contracts material to our business may have the right to amend or terminate those contracts if we have an event of default or a declaration of acceleration under certain of our indebtedness, which could adversely affect our business, financial condition, results of operations and liquidity.

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

•	require us to limit the amount of capital expenditures we can incur in any fiscal year; and

•	restrict our ability to discontinue the operation of any leased property despite its level of profitability and otherwise restrict our operational flexibility.

These provisions:

•	could have a material adverse effect on our ability to withstand competitive pressures or adverse economic conditions (including adverse regulatory changes);

•	could adversely affect our ability to make material acquisitions, obtain future financing or take advantage of business opportunities that may arise;

•	could increase our vulnerability to a downturn in general economic conditions or in our business; and

•	could adversely affect our ability to continue to make cash dividends.

An increase in interest rates would increase the cost of servicing our debt and could reduce our profitability.

Borrowings under the Credit Facilities bear interest at variable rates. Interest rate changes could affect the amount of our interest payments, and accordingly, our future earnings and cash flows, assuming other factors are held constant. Pursuant to the terms of the Credit Facilities, we have entered into interest rate swaps that fix a portion of our interest rate interest payments in order to reduce interest rate volatility; however, any interest rate swaps we enter into do not fully mitigate our interest rate risk. As a result, an increase in interest rates, whether because of an increase in market interest rates or an increase in our own cost of borrowing, would increase the cost of servicing our debt and could materially reduce our profitability. For example, a change of one-eighth percent in the interest rates for the Credit Facilities would increase or decrease annual interest expense by approximately $2 million.

Our failure to pay rent or otherwise comply with the provisions of any of our Master Lease Agreements could materially adversely affect our business, financial position, results of operations and liquidity.

As of December, 2014, we lease 38 of our TC hospitals and 45 of our nursing centers from Ventas under our Master Lease Agreements. Our failure to pay the rent or otherwise comply with the provisions of any of our Master Lease Agreements would result in an “event of default” under such Master Lease Agreement and also could result in a default under the Credit Facilities and, if repayment of the borrowings under the Credit Facilities were accelerated, also under the indentures governing our outstanding notes. Upon an event of default, remedies available to Ventas include, without limitation, terminating such Master Lease Agreement, repossessing and reletting the leased properties and requiring us to remain liable for all obligations under such Master Lease Agreement, including the difference between the rent under such Master Lease Agreement and the rent payable as a result of reletting the leased properties, or requiring us to pay the net present value of the rent due for the balance of the term of such Master Lease Agreement. The exercise of such remedies would have a material adverse effect on our business, financial position, results of operations and liquidity.

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

Risks Relating to Kindred’s Capital and Liquidity

The market price of our Common Stock may fluctuate significantly, and it may trade at prices below the price at which you purchased our Common Stock.

The market price of our Common Stock may fluctuate significantly from time to time as a result of many factors, including, but not limited to:

•	regulatory and/or reimbursement changes applicable to our business;

•	quarterly or other periodic variations in operating results;

•	adverse outcomes from litigation and/or government, regulatory or internal investigations;

•	changes in financial estimates and recommendations by securities analysts;

•	national, regional and industry-specific economic, financial, business and political conditions;

•	operating and stock price performance of other companies that investors may deem comparable;

•	press releases or negative publicity relating to our competitors or us or relating to trends in healthcare;

•	sales of stock by insiders;

•	issuance of additional shares of Common Stock or other securities;

•	changes in our credit ratings;

•	natural disasters, terrorist attacks and pandemics; and

•	limitations on our ability to repurchase our Common Stock.

Broad market and industry factors may adversely affect the market price of our Common Stock, regardless of our actual operating performance. In addition, security holders often institute class action litigation following periods of volatility in the price of a company’s securities. If the market value of our Common Stock experiences adverse fluctuations and we become a party to this type of litigation, regardless of the outcome, we could incur substantial legal costs and our management’s attention could be diverted from the operation of our business, causing our business to decline.

Future issuances or sales of our shares could adversely affect the market price of our Common Stock.

Future sales of our Common Stock, or securities convertible or exchangeable into shares of our Common Stock, in the public market, whether by us or our existing stockholders, future issuances of additional shares of Common Stock in connection with any future acquisitions or pursuant to employee benefit plans and future issuances of shares of Common Stock upon exercise of options or warrants, or the perception that such sales, issuances and/or exercises or conversions could occur, may adversely affect the market price of our Common Stock, which could decline significantly. Sales by our existing shareholders might also make it more difficult for us to raise equity capital by selling new Common Stock at a time and price that we deem appropriate.

As part of the Financing Transactions, we issued 172,500 Units. Each Unit is composed of a Purchase Contract and one share of Mandatory Redeemable Preferred Stock. Unless settled or redeemed earlier, each Purchase Contract will automatically settle on December 1, 2017 (subject to postponement in certain limited circumstances) and we will deliver a number of shares of our Common Stock based on the applicable market value of our Common Stock. Holders of Mandatory Redeemable Preferred Stock are entitled to receive a quarterly “preferred stock installment payment,” which we may choose to pay in cash, shares of our Common Stock or combination thereof.

We may issue additional Common Stock in the future in connection with capital raisings, acquisitions, strategic transactions, settlement or redemption of the Purchase Contracts included in the Units, our option to pay preferred stock installment payments under the Mandatory Redeemable Preferred Stock in shares of Common Stock, or for other purposes. To the extent we issue substantial additional Common Stock, the ownership of our existing stockholders would be diluted and our earnings per share could be reduced, which may negatively affect the market price for our Common Stock.

We may not be able to continue paying a regular dividend and the failure to do so could adversely affect our stock price.

Our ability to continue paying regular dividends is based on many factors, including the success of our operations, the level of demand for our services, the level of payments for our services, changes in healthcare regulations and our liquidity needs that may vary substantially from our estimates. Many of these factors are beyond our control and a change in any such factor could affect our ability to pay or maintain dividends. In addition, the Credit Facilities and the indentures governing our outstanding notes limit our ability to pay dividends to stockholders and may prevent further dividends if we are in default under any of those agreements. The failure to continue paying regular dividends could adversely affect our stock price.

Our issuance of preferred stock may cause the Common Stock price to decline, which may negatively impact your investment.

Our board of directors is authorized to issue series of shares of preferred stock without any action on the part of our stockholders. Our board of directors also has the power, without stockholder approval, to set the terms of any such series of shares of preferred stock that may be issued, including voting rights, conversion rights, dividend rights, preferences over Common Stock with respect to dividends or if we liquidate, dissolve or wind up our business and other terms. The Units we issued as part of the Financing Transactions consist of Purchase Contracts and shares of Mandatory Redeemable Preferred Stock. The Mandatory Redeemable Preferred Stock and any other preferred stock we may issue in the future will rank senior to all of our Common Stock with respect to the payment of dividends or upon our liquidation, dissolution or winding-up. If we issue cumulative preferred stock in the future that has preference over Common Stock with respect to the payment of dividends or upon our liquidation, dissolution or winding up, or if we issue preferred stock with voting rights that dilute the voting power of Common Stock, the market price of Common Stock could decrease, which may negatively impact your investment.

The condition of the financial markets, including volatility and weakness in the equity, capital and credit markets, could limit the availability and terms of debt and equity financing sources to fund the capital and liquidity requirements of our businesses.

Financial markets experienced significant disruptions over the past several years. These disruptions impacted liquidity in the debt markets, making financing terms for borrowers less attractive and, in certain cases, significantly reduced the availability of certain types of debt financing. Despite the instability over the past several years within the financial markets nationally and globally, we have not experienced any individual lender limitations to extend credit under the Credit Facilities. However, the obligations of each of the lending institutions in the ABL Facility are separate and the availability of future borrowings under the ABL Facility could be impacted by volatility and disruptions in the financial credit markets or other events. We cannot assure you that a prolonged downturn in the credit markets or other circumstances will not impact our ability to access or to refinance the Credit Facilities. Our inability to access or refinance the Credit Facilities would have a material adverse effect on our business, financial position, results of operations and liquidity.

The Credit Facilities are collateralized by substantially all of our assets including certain owned real property and is guaranteed by substantially all of our subsidiaries. The terms of the Credit Facilities and the indentures governing our outstanding notes include financial covenants and certain other provisions that limit acquisitions and annual capital expenditures. We were in compliance with the terms of the Credit Facilities and the indentures governing our outstanding notes at December 31, 2014. However, a downturn in operating earnings or events beyond our control could impair our ability to comply with the covenants contained within the Credit

Facilities and the indentures governing our outstanding notes. If we anticipated a potential financial or other covenant violation, however, we would seek relief from our lenders for the Credit Facilities and the holders of the outstanding notes, which likely would include costs to us, and such relief may not be on terms as favorable as those in the Credit Facilities or the outstanding notes, as applicable. Under these circumstances, there is also the potential that our lenders under the Credit Facilities or the holders of the outstanding notes would not grant relief to us. A default due to the violation of a financial or other covenant contained within the Credit Facilities, the indentures governing the outstanding notes or the occurrence of an “event of default” under the Master Lease Agreements could require us to immediately repay all amounts then outstanding under the Credit Facilities and the outstanding notes.

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

Risks Relating to Our Operations

Federal, state and local employment-related laws and regulations could increase our cost of doing business and subject us to significant back pay awards, fines and lawsuits.

Our operations are subject to a variety of federal, state and local employment-related laws and regulations, including, but not limited to, the U.S. Fair Labor Standards Act, which governs such matters as minimum wages, the Family Medical Leave Act, overtime pay, compensable time, recordkeeping and other working conditions, Title VII of the Civil Rights Act, the ACA, the Employee Retirement Income Security Act, the Americans with Disabilities Act, the National Labor Relations Act, regulations of the Equal Employment Opportunity Commission, regulations of the Office of Civil Rights, regulations of the Department of Labor, regulations of state attorneys general, federal and state wage and hour laws, and a variety of similar laws enacted by the federal and state governments that govern these and other employment-related matters. Because labor represents such a large portion of our operating costs, compliance with these evolving federal and state laws and regulations could substantially increase our cost of doing business while failure to do so could subject us to significant back pay awards, fines and lawsuits. We are currently subject to employee-related claims, class actions and other lawsuits and proceedings in connection with our operations, including, but not limited to, those related to alleged wrongful discharge, illegal discrimination and violations of equal employment and federal and state wage and hour laws. These claims, lawsuits and proceedings are in various stages of adjudication or investigation and involve a wide variety of claims and potential outcomes. In addition, federal proposals to introduce a system of mandated health insurance and flexible work time and other similar initiatives could, if implemented, adversely affect our operations. Our failure to comply with federal and state employment-related laws and regulations could have a material adverse effect on our business, financial position, results of operations and liquidity. See note 21 of the notes to consolidated financial statements for a description of pending legal proceedings, governmental reviews, audits and investigations to which we are subject. See also note 2 of the notes to consolidated financial statements for a description of pending legal proceedings, governmental reviews, audits and investigations to which Gentiva is subject.

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

While we seek to comply with all applicable staffing requirements, the regulations in this area are complex and we may experience compliance issues from time to time. Failure to comply with such minimum staffing requirements may result in one or more facilities failing to meet the conditions of participation under relevant federal and state healthcare programs and the imposition of fines or other sanctions. In addition, private litigation involving these matters also has become more common.

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

We review the carrying value of certain long-lived assets, finite lived intangible assets and indefinite-lived intangible assets with respect to any events or circumstances that indicate an impairment or an adjustment to the amortization period may be necessary, such as when the market value of our Common Stock is below book equity value. On an ongoing basis, we also evaluate, based upon the fair value of our reporting units, whether the carrying value of our goodwill is impaired. If circumstances suggest that the recorded amounts of any of these assets cannot be recovered based upon estimated future cash flows, the carrying values of such assets are reduced to fair value. If the carrying value of any of these assets is impaired, we may incur a material charge to earnings. We will have a significant increase in goodwill and identifiable intangible assets as a result of the Gentiva Merger.

During 2013, we determined that pretax impairment charges aggregating $77 million were necessary, which included $76 million of goodwill and $1 million of property and equipment. The goodwill impairment charge was directly related to a Medicare rebasing adjustment for payments to home health providers which will reduce the payment rate by approximately 2.8% in each of the next four years beginning on January 1, 2014. The property and equipment impairment charge was related to the 2011 CMS Rules, which significantly reduced Medicare payments to our skilled nursing rehabilitation services operating segment and our nursing centers.

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

We could experience significant increases to our operating costs due to shortages of qualified nurses, therapists, home health and hospice employees and other healthcare professionals or union activity.

The market for qualified nurses, therapists, clinical associates, home health and hospice employees and other healthcare professionals is highly competitive. We, like other healthcare providers, have experienced difficulties in attracting and retaining qualified personnel such as nurses, certified nurse’s assistants, nurse’s aides, therapists, home health and hospice employees and other providers of healthcare services. Our hospitals, nursing centers and home health and hospice operations are particularly dependent on nurses and other employees for patient care. Our rehabilitation division continues to seek qualified therapists to fill open positions. As the demand for home health services and hospice services continues to exceed the supply of available and qualified staff, home health operators and their competitors have been forced to offer more attractive wage and benefit packages to these professionals. The difficulty we have experienced in hiring and retaining qualified personnel has increased our average wage rates and may force us to increase our use of contract personnel.

In addition, healthcare providers are experiencing a high level of union activity across the country. At December 31, 2014, approximately 2,600 of the employees at 25 of our facilities were unionized. Though we cannot predict the degree to which we will be affected by future union activity, there are continuing legislative proposals that could result in increased union activity. We could experience an increase in labor and other costs from such union activity. Furthermore, we could experience a disruption of our operations if our employees were to engage in a strike or other work stoppage.

We expect to continue to experience increases in our labor costs primarily due to higher wages and greater benefits required to attract and retain qualified healthcare personnel. Salaries, wages and benefits were approximately 61% of our consolidated revenues for the year ended December 31, 2014. Our ability to manage labor costs will significantly affect our future operating results.

Delays in collection of our accounts receivable could adversely affect our business, financial position, results of operations and liquidity.

Prompt billing and collection are important factors in our liquidity. Billing and collection of our accounts receivable are subject to the complex regulations that govern Medicare and Medicaid reimbursement and rules imposed by non-government payors. Our inability, or the inability of our customers, to bill and collect on a timely basis pursuant to these regulations and rules could subject us to payment delays that could negatively impact our business, financial position, results of operations and liquidity. Further, the timing of payments made under the Medicare and Medicaid programs is subject to governmental budgetary constraints, resulting in an increased period of time between submission of claims and subsequent payment under specific programs, most notably under the Medicaid and Medicaid Managed programs, which typically pay claims approximately 60 to 90 days slower than the average TC hospital claim and approximately 15 days slower than the average nursing center claim. Reimbursement from the Medicaid and Medicaid Managed programs accounted for 12% and 2% of our revenues, respectively, for the fiscal year ended December 31, 2014. In addition, we may experience delays in reimbursement as a result of the failure to receive prompt approvals related to change of ownership applications for acquired or other facilities or from delays caused by our or other third parties’ information system failures. Significant delays in billing and/or collections may adversely affect the borrowing base under the ABL Facility, potentially limiting the availability of funds under the ABL Facility.

Any acquisition, investment or strategic alliance that we have made or may make in the future may use significant resources, may be unsuccessful and could expose us to unforeseen liabilities.

We intend to continue to selectively pursue strategic acquisitions of, investments in, and strategic alliances with, hospitals, IRFs, nursing centers, rehabilitation operations, and home health and hospice operations, particularly where an acquisition may assist us in scaling our operations more rapidly and efficiently than internal growth. Acquisitions, including the Gentiva Merger and the Centerre Acquisition, may involve significant cash expenditures, debt incurrence, additional operating losses, amortization of certain intangible assets of acquired companies, dilutive issuances of equity securities and expenses that could have a material adverse effect on our business, financial position, results of operations and liquidity.

Acquisitions, investments and strategic alliances (including the Gentiva Merger and the Centerre Acquisition) involve numerous risks. These risks include:

•	limitations on our ability to identify acquisitions that meet our target criteria and complete such acquisitions on reasonable terms and valuations;

•

limitations on our ability to access equity or capital to fund acquisitions, including difficulty in obtaining financing for acquisitions at a reasonable cost, or that such financing will contain restrictive covenants that limit our operating flexibility or ability to access additional capital when needed;

•	the incurrence of substantial nonrecurring transaction costs, even if the transaction is not consummated, and additional debt to finance such transaction;

•	entry into markets or businesses in which we may have limited or no experience;

•

difficulty or inability to successfully integrate acquired operations, personnel and information systems, and in realizing projected synergies and cost savings, particularly in the case of significant acquisitions;

•	diversion of management’s time from existing operations;

•	potential loss of key employees or customers of acquired companies;

•	inaccurate assessment of assets and liabilities and exposure to undisclosed or unforeseen liabilities of acquired companies, including liabilities for the failure to comply with healthcare laws;

•	the possibility that we failed to discover liabilities of an acquired company during our due diligence investigation as part of any acquisition for which we, as a successor owner, may be responsible;

•	obligations that we may have to joint venture partners and other counterparties of an acquired company that arise as a result of a change in control of an acquired company;

•	obligations that we have to holders of our debt securities and to our lenders under our Credit Facilities, including our obligations to comply with financial covenants; and

•	impairment of acquired goodwill and intangible assets.

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

Our participation in partnerships may negatively impact our business, financial position, results of operations and liquidity.

Following the Gentiva Merger and the Centerre Acquisition, we operate 23 of our facilities and 4 home health and hospice agencies through partnerships with unrelated parties. We are the majority owner of most of those partnerships. We may enter into additional partnerships with unrelated parties in the future to acquire, own or operate hospitals, IRFs, nursing centers and/or home health and hospice services. Although, we typically control the day-to-day activities of these partnerships, the partnerships agreements with our partners often include provisions reserving certain major actions for super-majority approval. Failure to obtain, or delays or substantial time and costs involved in obtaining, our partners’ approval rights, if any, could adversely affect our ability to operate such partnerships, and could have a material adverse effect on such ventures or our business, financial position, results of operations and liquidity more generally. Such actions may include entering into a new business activity or ceasing an existing activity, taking on substantial debt, admitting new partners, and terminating the venture. In addition, the partnership agreements may restrict our ability to derive cash from the partnerships and affect our ability to transfer our interest in the partnerships. We may be required to provide additional capital to a partnership if our partner defaults on its capital obligations. Our restrictions to derive cash, transfer our interests or provide additional funding to these partnerships could have a material adverse effect on our business, financial position, results of operations and liquidity.

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

The post-acute healthcare services industry is highly competitive. Our hospitals face competition from healthcare providers that provide services comparable to those offered by our hospitals. Many competing hospitals are larger and more established than our hospitals. We may experience increased competition from existing hospitals, as well as hospitals converted, in whole or in part, to specialized care facilities. Our nursing centers compete on a local and regional basis with other nursing centers and post-acute healthcare providers. Some of our competitors operate newer facilities and may offer services not provided by us or are operated by entities having greater financial and other resources than us. Our rehabilitation and care management divisions compete with national, regional and local rehabilitation, home health, hospice and community care service providers within our markets. Our rehabilitation and care management divisions further operate in industries with little or no barriers to entry in which other healthcare providers may elect to expand their services to include rehabilitation, home health, hospice care, community care or similar services. Several of these competitors may have greater financial and other resources than us, may be more established in the markets in which we compete and may be willing to provide services at lower prices. We cannot assure you that increased competition in the future will not adversely affect our business, financial position, results of operations and liquidity.

Our success is heavily dependent on referrals from physicians, hospitals, nursing homes, assisted living facilities, adult care centers, managed care companies, insurance companies and other patient referral sources in the communities where we provide services, as well as on our ability to maintain good relations with these referral sources. Our referral sources are not obligated to refer business to us and may refer business to other healthcare providers. We believe many of our referral sources refer patients and residents to us as a result of the quality of our patient services and our efforts to establish and build a relationship with them. If any of our facilities fail to achieve or maintain a reputation for providing high quality care, or are perceived to provide a lower quality of care than comparable facilities within the same geographic area, or customers of our rehabilitation therapy, home health or hospice services perceive that they could receive higher quality services from other providers, our ability to attract and retain patients and customers could be adversely affected. We believe that the perception of our quality of care by potential residents or patients or their families seeking our services is influenced by a variety of factors, including physician and other healthcare professional referrals, community information and referral services, newspapers and other print and electronic media, results of patient surveys, recommendations from family and friends, and published quality care statistics compiled by CMS or other industry data. If we lose, or fail to maintain, existing relationships with our referral resources, fail to develop new relationships or if we are perceived by our referral sources for any reason as not providing high quality patient care, our patient volumes and the quality of our patient mix could suffer and our revenue and profitability could decline.

Failure to maintain the security and functionality of our information systems, or to defend a cyber security attack, could adversely affect our business, financial position, results of operation and liquidity.

We are dependent on the proper function and availability of our information systems and related software programs. Though we have taken steps to protect the safety and security of our information systems and the patient health information and other data maintained within those systems, there can be no assurance that our safety and security measures and disaster recovery plan will prevent damage, interruption or breach of our information systems and operations. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and may be difficult to detect for long periods of time, we may be unable to anticipate these techniques or implement adequate preventive measures. In addition, hardware, software or applications we develop or procure from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise information security. Unauthorized parties may also attempt to gain access to our systems or facilities, or those of third parties with whom we do business, through fraud, trickery or other forms of deceiving our employees or contractors.

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

 In addition, certain software supporting our business and information systems are licensed to us by third party software developers. Our inability, or the inability of these developers, to continue to maintain and upgrade our information systems and software could disrupt or reduce the efficiency of our operations. In addition, costs and potential problems and interruptions associated with the implementation of new or upgraded systems and technology or with maintenance or adequate support of existing systems also could disrupt or reduce the efficiency of our operations.

A cyber security attack or other incident that bypasses our information systems security could cause a security breach which may lead to a material disruption to our information systems infrastructure or business and may involve a significant loss of business or patient health information. If a cyber security attack or other unauthorized attempt to access our systems or facilities were to be successful, it could result in the theft, destructions, loss, misappropriation or release of confidential information or intellectual property, and could cause operational or business delays that may impact materially our ability to provide various healthcare services. Any successful cyber security attack or other unauthorized attempt to access our systems or facilities also could result in negative publicity which could damage our reputation or brand with our patients, referral sources, payors or other third parties and could subject us to substantial penalties under HIPAA and other federal and state privacy laws, in addition to private litigation with those affected.

Failure to maintain the security and functionality of our information systems and related software, or to defend a cyber security attack or other attempt to gain unauthorized access to our systems, facilities or patient health information could expose us to a number of adverse consequences, the vast majority of which are not insurable, including but not limited to disruptions in our operations, regulatory and other civil and criminal penalties, fines, investigations and enforcement actions (including, but not limited to, those arising from the SEC, Federal Trade Commission, the OIG or state attorneys general), fines, private litigation with those affected by the data breach, loss of customers, disputes with payors and increased operating expense, which either individually or in the aggregate could have a material adverse effect on our business, financial position, results of operations and liquidity.

There are risks of business disruption associated with new business systems and technology initiatives.

In the ordinary course of business, we implement new business and information technology systems for our various businesses. Implementation disruptions or the failure of new systems and technology initiatives to operate in accordance with expectations could have a material adverse impact on our financial results and operations with respect to our operations.

Effective October 1, 2015, we, as well as all other entities covered by HIPAA, are required to report medical diagnoses under new ICD-10 coding diagnosis codes, which replace the current ICD-9 coding diagnosis codes. ICD-10 codes, which are alphanumeric and contain 3 to 7 characters, are entirely different from ICD-9 codes, which are mostly numeric and contain 3 to 5 digits. If claims are not reported properly under ICD-10, there can be a delay in the processing and payment of such claims, or a denial of such claims, which can have a material adverse effect on our financial position and results of operations.

We have limited operational and strategic flexibility since we lease a substantial number of our facilities.

We lease a substantial number of our facilities from Ventas and other third parties. Under our leases, we generally are required to operate continuously our leased properties as a provider of healthcare services. In addition, these leases generally limit or restrict our ability to assign the lease to another party. Our failure to comply with these lease provisions would result in an event of default under the leases and subject us to material damages, including potential defaults under the Credit Facilities and the indentures governing our outstanding notes. Given these restrictions, we may be forced to continue operating unprofitable facilities to avoid defaults under our leases. For additional information on our Master Lease Agreements, see “Part I – Item 1 – Business – Master Lease Agreements.”

Possible changes in the acuity of residents and patients, as well as payor mix and payment methodologies, may significantly affect our profitability.

The sources and amount of our revenues are determined by a number of factors, including the occupancy rates of our facilities, the length of stay, the payor mix of residents and patients, rates of reimbursement among payors and patient acuity. Changes in patient acuity as well as payor mix among private pay, Medicare and Medicaid may significantly affect our profitability. In particular, any significant decrease in our population of high acuity patients or any significant increase in our Medicaid population could have a material adverse effect on our business, financial position, results of operations and liquidity, especially if state Medicaid programs continue to limit, or more aggressively seek limits on, reimbursement rates or service levels.

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

Due to generally weak economic conditions, recent Medicare and Medicaid reimbursement reductions and other factors, commercial payors and customers may default on their payments to us and individual patients may default on co-payments and deductibles for which they are responsible under the terms of either commercial insurance programs or Medicare. Although we review the credit risk of our commercial payors and customers regularly, such risks may arise from events or circumstances that are difficult to anticipate or control, such as a general economic downturn or changes in Medicare or Medicaid reimbursement. If our payors or customers default on their payments to us in the future, we may have to record higher provisions for allowances for doubtful accounts or incur bad debt write-offs, both of which could have a material adverse effect on our business, financial position, results of operations and liquidity.

An economic downturn, state budget pressures, sustained unemployment and continued deficit spending by the federal government may result in a reduction in reimbursement and covered services.

An economic downturn could have a detrimental effect on our revenues. Historically, state budget pressures have translated into reductions in state spending. Given that Medicaid outlays are a significant component of state budgets, we can expect continuing cost containment pressures on Medicaid outlays for our services in the states in which we operate. In addition, an economic downturn, coupled with sustained unemployment, may also impact the number of enrollees in managed care programs as well as the profitability of managed care companies, which could result in reduced reimbursement rates.

The existing federal deficit, as well as deficit spending by federal and state governments as the result of adverse developments in the economy or other reasons, can lead to continuing pressure to reduce governmental expenditures for other purposes, including government-funded programs in which we participate, such as Medicare and Medicaid. Such actions in turn may adversely affect our results of operations.

Many states have certificate of need laws or other regulatory provisions that may adversely impact our ability to expand into new markets and thereby limit our ability to grow and increase net patient service revenue.

Many states have enacted certificate of need laws that require prior state approval to open new healthcare facilities or expand services at existing facilities. Those laws require some form of state agency review or approval before a healthcare provider may add new services or undertake significant capital expenditures. Our failure or inability to obtain any necessary approvals could adversely affect our ability to expand into new markets and to expand our services and facilities in existing markets.

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

We report annually on the effectiveness of our internal control over financial reporting, and our independent registered public accounting firm also must audit the effectiveness of our internal control over financial reporting on an annual basis. If we fail to have, or management or our independent registered public accounting firm is unable to conclude that we maintain, effective internal controls and procedures for financial reporting, we could be unable to provide timely and reliable financial information as required by the federal securities laws which could have a material adverse effect on our business, financial position, results of operations and liquidity. Different interpretations of accounting principles or changes in generally accepted accounting principles could have a material adverse effect on our business, financial position, results of operations and liquidity.

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

During 2014, Gentiva concluded that effective controls were not maintained over its accounting for goodwill and indefinite-lived intangible assets. Specifically, Gentiva’s controls were not effectively designed and did not operate at the appropriate level of precision to ensure completeness and accuracy of assumptions used in its valuation models for goodwill and indefinite-lived intangible assets and to reassess the lives of indefinite-lived intangible assets related to closed or consolidated branches. These control deficiencies resulted in Gentiva’s restatement of its consolidated financial statements for the year ended December 31, 2013 and the quarter ended March 31, 2014 and the revision of its consolidated financial statements for the year ended December 31, 2011 and the quarters ended March 31, 2013, June 30, 2013 and September 30, 2013. Gentiva’s management concluded that these control deficiencies constituted a material weakness. If we are unable to effectively remediate this material weakness or are otherwise unable to maintain adequate internal controls over Gentiva’s financial reporting in the future, we may not be able to prepare reliable financial statements and comply with our reporting obligations on a timely basis, which could materially adversely affect our business and subject us to legal and regulatory action.

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

We provide services in a highly regulated industry and are a party to various legal actions and regulatory and other governmental and internal audits and investigations in the ordinary course of business (including investigations resulting from our obligation to self-report suspected violations of law). We cannot predict the ultimate outcome of pending litigation and regulatory and other governmental and internal audits and investigations. The DOJ, CMS or other federal and state enforcement and regulatory agencies may conduct additional investigations related to our businesses in the future. These matters could potentially subject us to sanctions, damages, recoupments, fines and other penalties (some of which may not be covered by insurance), which may, either individually or in the aggregate, have a material adverse effect on our business, financial position, results of operations and liquidity. See note 21 of the notes to consolidated financial statements for a description of pending legal proceedings, governmental reviews, audits and investigation to which we are subject. See note 2 of the notes to consolidated financial statements for a description of pending legal proceedings, governmental reviews, audits and investigation to which Gentiva is subject.

RehabCare investigation

We have responded to extensive document subpoenas and requests for employee interviews from the U.S. Attorney’s Office in Boston, Massachusetts concerning the operations of RehabCare, a therapy services company we acquired on June 1, 2011. The DOJ asserts, among other things, that rehabilitation therapy services provided to patients in skilled nursing centers were not delivered or billed in accordance with Medicare requirements (including violations of the federal False Claims Act), and that there may have been questionable financial arrangements between RehabCare and a vendor and certain skilled nursing facility customers (including possible violations of the federal Anti-Kickback Statute). We are cooperating fully with the DOJ investigation and are in regular discussions with the DOJ on this matter. No estimate of the possible loss or range of loss resulting from this investigation can be made at this time. We dispute the allegations related to the DOJ investigation and will defend any related claims vigorously.

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

	Sales price of Common Stock
2014	High	Low
First quarter	$23.57	$17.59
Second quarter	$26.81	$21.74
Third quarter	$24.94	$18.80
Fourth quarter	$22.12	$17.72

2013	High	Low
First quarter	$11.74	$10.21
Second quarter	$14.49	$9.75
Third quarter	$16.63	$12.50
Fourth quarter	$20.51	$13.13

Our Credit Facilities and the indentures governing our outstanding notes contain covenants that limit, among other things, our ability to pay dividends. Any determination to pay dividends in the future will be dependent upon our results of operations, financial position, our liquidity needs, compliance with our Credit Facilities and the indentures governing our outstanding notes, restrictions imposed by applicable laws and other factors deemed relevant by our Board of Directors.

In August 2013, our Board of Directors approved the initiation of a quarterly cash dividend to our shareholders of $0.12 per share of Common Stock. During 2014, we paid quarterly cash dividends of $0.12 per share of Common Stock on each of the following dates: December 9, 2014, September 10, 2014, June 11, 2014 and March 27, 2014. During 2013, we paid quarterly cash dividends of $0.12 per share of Common Stock on each of the following dates: December 9, 2013 and September 9, 2013. In February 2015, our Board of Directors approved the quarterly cash dividend to our shareholders of $0.12 per share of Common Stock to be paid on April 1, 2015 to shareholders of record as of the close of business on March 11, 2015. Future declarations of quarterly dividends will be subject to the approval of our Board of Directors.

As of January 31, 2015, there were 1,762 holders of record of our Common Stock.

See “Part III – Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” for disclosures regarding our equity compensation plans.

PERFORMANCE GRAPH

The following graph summarizes the cumulative total return to shareholders of our Common Stock from December 31, 2009 to December 31, 2014, compared to the cumulative total return on the Standard & Poor’s 500 Stock Index (the “S&P Composite Index”) and the Standard & Poor’s 1500 Health Care Index (the “S&P 1500 Health Care Index”). The graph assumes an investment of $100 in each of our Common Stock, the S&P Composite Index, and the S&P 1500 Health Care Index on December 31, 2009, and also assumes the reinvestment of all cash dividends.

COMPARISON OF CUMULATIVE TOTAL RETURN

	12/31/09	12/31/10	12/30/11	12/31/12	12/31/13	12/31/14
Kindred Healthcare, Inc.	$100.00	$99.51	$63.76	$58.61	$108.67	$102.32
S&P Composite Index	100.00	115.06	117.49	136.30	180.44	205.14
S&P 1500 Health Care Index	100.00	105.20	117.70	139.30	198.07	247.18

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total number of shares (or units) purchased (1)	Average price paid per share (or unit) (2)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (1)
Month #1 (October 1 – October 31)	4,367	$21.08	–	$–
Month #2 (November 1 – November 30)	−	−	–	–
Month #3 (December 1 – December 31)	3,455	18.21	–	–
Total	7,822	$19.81	–	$–

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

USE OF PROCEEDS

On June 25, 2014, in an offering registered with the SEC, we completed the sale of 9,000,000 shares of Common Stock for cash at a public offering price of $23.75 per share and granted the underwriters a 30-day over-allotment option to purchase up to an additional 1,350,000 shares of Common Stock, of which 723,468 shares were purchased on July 14, 2014 at the public offering price of $23.75, less the underwriting discount. This offering was made pursuant to our automatic shelf registration statement on Form S-3 (No. 333-196804), as filed with the SEC on June 16, 2014. We used the net proceeds of $220.4 million from this offering to pay down the ABL Facility.

On November 25, 2014, in an offering registered with the SEC, we completed the sale of 5,000,000 shares of Common Stock for cash at a public offering price of $19.75 per share and granted the underwriters a 30-day over-allotment option to purchase up to an additional 750,000 shares of Common Stock, of which 395,759 were purchased on December 3, 2014 at the public offering price of $19.75, less the underwriting discount. Also on November 25, 2014, in an offering registered with the SEC, we completed the sale of 150,000 Units for cash and granted the underwriters a 13-day over-allotment option to purchase up to an additional 22,500 Units, all of which were purchased on December 3, 2014. These offerings were made pursuant to our registration statement on Form S-3 (No. 333-196804), as filed with the SEC on November 17, 2014. We used the net proceeds of $267.3 million from these offerings to fund the Cash Consideration for the Gentiva Merger, repay Gentiva’s existing debt and pay related transaction fees and expenses.

Item 6.	Selected Financial Data

On June 1, 2011, we completed the RehabCare Merger, and the operating results of RehabCare have been included as part of our selected financial data since June 1, 2011. For more information about the RehabCare Merger, see “Part I – Item 1 – Business – General – RehabCare Merger.”

General and administrative expenses have been presented separately on the statement of operations for all periods presented. Historically, these expenses were included in three line items of our statement of operations: (1) salaries, wages and benefits, (2) supplies and (3) other operating expenses. We will continue to present separate line items for salaries, wages and benefits, supplies and other operating expenses as components of our cost of services.

In 2014 and in recent years, we have completed several strategic divestitures to improve our future operating results. For accounting purposes, the operating results of these businesses and the losses or impairments associated with these transactions have been classified as discontinued operations in the accompanying consolidated statement of operations for all periods presented. See notes 4 and 5 of the notes to consolidated financial statements.

The results of operations for the historical periods included in the following table are not necessarily indicative of the results to be expected for future periods. In addition, see “Part I – Item 1A – Risk Factors” for a discussion of risk factors that could impact our future results of operations, including the Gentiva Merger.

	Year ended December 31,
(In thousands, except per share amounts)	2014	2013	2012		2011		2010
Statement of Operations Data:
Revenues	$5,027,599	$4,775,235		$4,793,342		$4,096,392		$3,045,152
Salaries, wages and benefits	2,442,879	2,364,138		2,349,297		1,943,642		1,372,188
Supplies	289,043	286,266		300,836		274,414		228,388
Rent	313,039	302,192		294,789		268,521		232,618
Other operating expenses	679,992	633,906		629,779		553,252		466,261
General and administrative expenses	977,823	906,620		860,346		861,881		624,246
Other (income) expense	(872)	(861)		26		131		65
Impairment charges	−	77,193		108,953		73,554		–
Depreciation and amortization	155,570	152,945		158,085		125,155		89,154
Interest expense	168,763	108,008		107,825		80,840		6,986
Investment income	(3,996)	(4,046)		(986)		(985)		(1,210)
	5,022,241	4,826,361		4,808,950		4,180,405		3,018,696
Income (loss) from continuing operations before income taxes	5,358	(51,126)		(15,608)		(84,013)		26,456
Provision (benefit) for income taxes	462	(10,493)		30,341		(15,102)		9,300
Income (loss) from continuing operations	4,896	(40,633)		(45,949)		(68,911)		17,156
Discontinued operations, net of income taxes:
Income (loss) from operations	(53,630)	(40,315)		11,370		15,192		39,788
Loss on divestiture of operations	(12,698)	(83,887)		(4,745)		–		(453)
Income (loss) from discontinued operations	(66,328)	(124,202)		6,625		15,192		39,335
Net income (loss)	(61,432)	(164,835)		(39,324)		(53,719)		56,491
(Earnings) loss attributable to noncontrolling interests:
Continuing operations	(18,872)	(3,890)		(1,382)		81		−
Discontinued operations	467	233		339		157
	(18,405)	(3,657)		(1,043)		238		–
Income (loss) attributable to Kindred	$(79,837)	$(168,492)		$(40,367)		$(53,481)		$56,491
Amounts attributable to Kindred stockholders:
Income (loss) from continuing operations	$(13,976)	$(44,523)		$(47,331)		$(68,830)		$17,156
Income (loss) from discontinued operations	(65,861)	(123,969)		6,964		15,349		39,335
Net income (loss)	$(79,837)	$(168,492)		$(40,367)		$(53,481)		$56,491
Earnings (loss) per common share:
Basic:
Income (loss) from continuing operations	$(0.24)	$(0.85)		$(0.92)		$(1.49)		$0.43
Discontinued operations:
Income (loss) from operations	(0.91)	(0.77)		0.23		0.33		1.01
Loss on divestiture of operations	(0.21)	(1.61)		(0.09)		–		(0.01)
Income (loss) from discontinued operations	(1.12)	(2.38)		0.14		0.33		1.00
Net income (loss)	$(1.36)	$(3.23)		$(0.78)		$(1.16)		$1.43
Diluted:
Income (loss) from continuing operations	$(0.24)	$(0.85)		$(0.92)		$(1.49)		$0.43
Discontinued operations:
Income (loss) from operations	(0.91)	(0.77)		0.23		0.33		1.01
Loss on divestiture of operations	(0.21)	(1.61)		(0.09)		–		(0.01)
Income (loss) from discontinued operations	(1.12)	(2.38)		0.14		0.33		1.00
Net income (loss)	$(1.36)	$(3.23)		$(0.78)		$(1.16)		$1.43
Shares used in computing earnings (loss) per common share:
Basic	58,634	52,249		51,659		46,280		38,738
Diluted	58,634	52,249		51,659		46,280		38,954
Cash dividends declared and paid per common share	$0.48	$0.24	$	−	$	−	$	−
Financial Position:
Working capital	$532,799	$404,307		$438,435		$384,359		$214,654
Total assets	5,652,964	3,945,869		4,237,946		4,138,493		2,337,415
Long-term debt	2,852,531	1,579,391		1,648,706		1,531,882		365,556
Equity	1,485,972	1,121,216		1,292,844		1,320,541		1,031,759

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion together with the selected financial data in Item 6 and our consolidated financial statements and the notes thereto included in this Annual Report on Form 10-K. All financial and operating data presented in Items 6 and 7 reflect the continuing operations of our business for all periods presented unless otherwise indicated.

Overview

We are a healthcare services company that through our subsidiaries operates TC hospitals, IRFs, nursing centers, assisted living facilities, a contract rehabilitation services business and a home health and hospice business across the United States. At December 31, 2014, our hospital division operated 97 TC hospitals (7,147 licensed beds) and five IRFs (215 licensed beds) in 22 states. Our nursing center division operated 90 nursing centers (11,535 licensed beds) and seven assisted living facilities (375 licensed beds) in 18 states. Our rehabilitation division provided rehabilitation services primarily in hospitals and long-term care settings. Our care management division primarily provided home health, hospice and private duty services from 143 locations in 13 states.

We have completed several strategic divestitures to improve our future operating results. For accounting purposes, the operating results of these businesses and the losses or impairments associated with these transactions have been classified as discontinued operations in the accompanying consolidated statement of operations for all periods presented. Assets not sold at December 31, 2014 have been measured at the lower of carrying value or estimated fair value less costs of disposal and have been classified as held for sale in the accompanying consolidated balance sheet. See notes 4 and 5 of the notes to consolidated financial statements.

The operating results of acquired businesses have been included in our accompanying consolidated financial statements from the respective acquisition dates.

Gentiva Merger

On October 9, 2014, we entered into the Gentiva Merger Agreement providing for our acquisition of Gentiva. On February 2, 2015, we consummated the Gentiva Merger, with Gentiva continuing as the surviving company and our wholly owned subsidiary.

At the effective time of the Gentiva Merger, each share of Gentiva Common Stock issued and outstanding immediately prior to the effective time of the Gentiva Merger (other than shares held by us, Gentiva and any wholly owned subsidiaries (which were cancelled) and shares owned by stockholders who properly exercised and perfected a demand for appraisal rights under Delaware law), including each deferred share unit, were converted into the right to receive the Gentiva Merger Consideration.

We used the net proceeds from the Financing Transactions to fund the Cash Consideration for the Gentiva Merger, repay Gentiva’s existing debt and pay related transaction fees and expenses.

Centerre Acquisition

On November 11, 2014, we entered into an agreement to acquire Centerre, a national company dedicated to operating IRFs. On January 1, 2015, we completed the Centerre Acquisition for a purchase price of approximately $195 million in cash, which was recorded as an acquisition deposit at December 31, 2014. Centerre operates 11 IRFs with 614 beds through partnerships.

Senior Home Care Acquisition

In December 2013, we completed the Senior Home Care Acquisition for $95 million, which was financed through operating cash flows and proceeds from our Prior ABL Facility. The Senior Home Care Acquisition included 47 home health locations in Florida and Louisiana.

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

IntegraCare Acquisition

In August 2012, we completed the IntegraCare Acquisition for $71 million in cash, which was financed through operating cash flows and proceeds from our Prior ABL Facility. The IntegraCare Acquisition included 47 home health and hospice locations across Texas.

Professional Acquisition

In September 2011, we completed the Professional Acquisition for $51 million, which was financed through operating cash flows and proceeds from our Prior ABL Facility. The Professional Acquisition included 27 home health and hospice locations in northern California, Arizona, Nevada and Utah.

RehabCare Merger

On June 1, 2011, we completed the RehabCare Merger. Upon consummation of the RehabCare Merger, each issued and outstanding share of RehabCare common stock was converted into the right to receive the RehabCare Merger Consideration. We issued approximately 12 million shares of our Common Stock in connection with the RehabCare Merger. The purchase price totaled $963 million and was comprised of $662 million in cash and $301 million of our Common Stock at fair value. We also assumed $356 million of long-term debt in the RehabCare Merger, of which $345 million was refinanced on June 1, 2011. The operating results of RehabCare have been included in our accompanying consolidated financial statements since June 1, 2011.

At the RehabCare Merger date, we acquired 32 TC hospitals, five IRFs, approximately 1,200 rehabilitation therapy sites of service and 102 ARUs. The RehabCare Merger expanded our service offerings, positioned us for future growth and provided opportunities for significant operating synergies.

In connection with the RehabCare Merger, we entered into the Prior Credit Facilities and issued the Notes due 2019. In 2011, we used proceeds from the Prior Credit Facilities and the Notes due 2019 to pay the RehabCare Merger Consideration, repay all amounts outstanding under our and RehabCare’s previous credit facilities and to pay transaction costs. The amounts outstanding under our and RehabCare’s former credit facilities that were repaid at the RehabCare Merger closing were $390 million and $345 million, respectively. In connection with the Prior Credit Facilities and the Notes due 2019, we paid $46 million of lender fees related to debt issuance that were capitalized as deferred financing costs during 2011 and paid $13 million of other financing costs that were charged to interest expense during 2011. See “– Liquidity.”

Divestitures

Ventas Divestitures     On December 27, 2014, we entered into an agreement with Ventas to transition the operations for the 2014 Expiring Facilities. Each lease will terminate when the operation of such nursing center is transferred to a new operator, which is expected to occur during 2015. The current lease term for eight of these nursing centers is scheduled to expire on April 30, 2018. The current lease term for the ninth of these nursing centers is scheduled to expire on April 30, 2020. We will continue to operate these facilities until operations are transferred. For accounting purposes, the 2014 Expiring Facilities qualified as assets held for sale and we reflected the operating results as discontinued operations in the accompanying consolidated statement of operations for all historical periods. Under the terms of the agreement, we incurred a $40 million termination fee in exchange for the early termination of the leases, which was paid to Ventas in January 2015. The early termination fee was accrued as rent expense in discontinued operations in 2014 and is included in other accrued liabilities on the balance sheet at December 31, 2014.

On September 30, 2013, we entered into agreements to exit the 2013 Expiring Facilities. The lease term for the 2013 Expiring Facilities was scheduled to expire in April 2015. Under the terms of the agreements, the lease term for the 2013 Expiring Facilities expired on September 30, 2014, unless we and Ventas were able to transfer the operations earlier; provided however, that we were obligated to continue to operate any 2013 Expiring Facilities not transferred by December 31, 2014 for a limited amount of time and under certain reduced rent obligations provided for in the agreements. We transferred the operations of all of the 2013 Expiring Facilities to new operators during the year ended December 31, 2014. Another facility was closed and its operating license and equipment were sold during the year ended December 31, 2014. Proceeds from the sale of equipment and inventory for the 2013 Expiring Facilities totaled $15 million for the year ended December 31, 2014. For accounting purposes, the 2013 Expiring Facilities qualified as assets held for sale and we reflected the operating results as discontinued operations in the accompanying consolidated statement of operations for all historical periods. Under the terms of the agreements, we paid $20 million to Ventas in exchange for the early termination of these leases. The early termination payment was recorded as rent expense in discontinued operations in 2013. The disposal group was measured at its fair value less cost to sell and we recorded an asset impairment charge of $8 million related to leasehold improvements in the 2013 Expiring Facilities. These charges were recorded in discontinued operations in 2013.

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

Vibra Sale     In September 2013, we completed the sale of the Vibra Facilities for approximately $187 million to an affiliate of Vibra. The net proceeds of approximately $180 million from this transaction were used to reduce borrowings under our Prior ABL Facility.

We recorded a loss on divestiture of $10 million ($6 million net of income taxes) and $94 million ($74 million net of income taxes) for the years ended December 31, 2014 and December 31, 2013, respectively, related to the Vibra Facilities. The loss on divestiture for the year ended December 31, 2014 related to an allowance for the settlement of disposed working capital under the sale agreement. The loss on divestiture for the year ended December 31, 2013 included a $69 million write-off of goodwill, which was allocated based upon the relative fair value of the Vibra Facilities, and a $21 million write-off of intangible assets.

Signature Sale     In July 2013, we completed the sale of the Signature Facilities for approximately $47 million to affiliates of Signature. The proceeds from this transaction were used to reduce the borrowings under our Prior ABL Facility.

We recorded a loss on divestiture of $2 million ($1 million net of income taxes) for the year ended December 31, 2013 related to the Signature Facilities.

The results of operations and losses on divestiture of operations, net of income taxes, for the Signature Facilities and the Vibra Facilities were reclassified to discontinued operations for all historical periods presented.

Other Divestitures     During 2014, we either closed, divested or terminated the lease for operations of three TC hospitals and two nursing centers. We recorded a net loss on divestiture of $1 million ($0.4 million net of income taxes) for the year ended December 31, 2014 related to these divestitures.

We allowed the lease to expire on a TC hospital during 2014 resulting in a loss on divestiture primarily related to a write-off of an indefinite-lived intangible asset of $3 million ($2 million net of income taxes) for the year ended December 31, 2014.

During the fourth quarter of 2013, we entered into an agreement for the planned disposition of a TC hospital. In connection with the planned disposition, we recorded a loss on divestiture of $9 million ($6 million net of income taxes) consisting of a real estate write-down of $8 million and a write-off of $1 million of goodwill, both based upon the relative fair value of the hospital. For accounting purposes, we reflected the operating results of this facility as discontinued operations in the accompanying consolidated statement of operations for all historical periods.

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

During 2014 and 2013, we also recorded write-offs of property and equipment of $0.2 million and of an indefinite-lived intangible asset of $1 million, respectively, associated with closing home health locations reported as continuing operations.

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

A summary of revenues by payor type follows (in thousands):

	Year ended December 31,
	2014	2013	2012
Medicare	$2,087,261	$1,990,736	$2,022,835
Medicaid	601,645	541,614	526,342
Medicare Advantage	374,431	363,520	348,112
Medicaid Managed	127,707	83,347	84,680
Other	2,051,812	1,999,173	2,008,755
	5,242,856	4,978,390	4,990,724
Eliminations	(215,257)	(203,155)	(197,382)
	$5,027,599	$4,775,235	$4,793,342

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

The provision for doubtful accounts totaled $31 million for 2014, $26 million for 2013 and $10 million for 2012.

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

Provisions for loss for professional liability risks retained by our limited purpose insurance subsidiary have been discounted based upon actuarial estimates of claim payment patterns using a discount rate of 1% to 5% depending upon the policy year. The discount rate was 1% for the 2012 through 2014 policy years and 1% to 5% for all prior policy years. The discount rates are based upon the risk free interest rate for the respective year. Amounts equal to the discounted loss provision are funded annually. We do not fund the portion of professional liability risks related to estimated claims that have been incurred but not reported. Accordingly, these liabilities are not discounted. The allowance for professional liability risks aggregated $308 million at December 31, 2014 and $307 million at December 31, 2013. If we did not discount any of the allowances for professional liability risks, these balances would have approximated $310 million at each of December 31, 2014 and 2013.

As a result of deterioration in professional liability and workers compensation underwriting results of our limited purpose insurance subsidiary in 2012 and 2011, we made capital contributions of $14 million and $9 million in 2013 and 2012, respectively, to our limited purpose insurance subsidiary. These transactions were completed in accordance with applicable regulations and had no impact on earnings. No contribution was required to be paid during 2014.

Changes in the number of professional liability claims and the cost to settle these claims significantly impact the allowance for professional liability risks. A relatively small variance between our estimated and actual number of claims or average cost per claim could have a material impact, either favorable or unfavorable, on the adequacy of the allowance for professional liability risks. For example, a 1% variance in the allowance for professional liability risks at December 31, 2014 would impact our operating income by approximately $3 million.

The provision for professional liability risks (continuing operations), including the cost of coverage maintained with unaffiliated commercial reinsurance carriers, aggregated $59 million for 2014, $54 million for 2013 and $50 million for 2012. The increase in 2014 and 2013 was primarily attributable to an increase in frequency and severity of claims. Changes in estimates for prior year professional liability costs reduced professional liability costs by approximately $2 million, $7 million and $6 million in 2014, 2013 and 2012, respectively.

With respect to our discontinued operations, we recorded unfavorable pretax adjustments of $3 million and $9 million in 2014 and 2013, respectively, and a favorable pretax adjustment of $2 million in 2012 resulting from changes in estimates for professional liability reserves related to prior years.

Provisions for loss for workers compensation risks retained by our limited purpose insurance subsidiary are not discounted and amounts equal to the loss provision are funded annually. The allowance for workers compensation risks aggregated $189 million at December 31, 2014 and $188 million at December 31, 2013. The provision for workers compensation risks (continuing operations), including the cost of coverage maintained with unaffiliated commercial insurance carriers, aggregated $36 million for 2014, $37 million for 2013 and $40 million for 2012. The decrease in workers compensation costs in 2013 was primarily attributable to prior year commercial insurance adjustments.

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

Our effective income tax rate was 8.6% in 2014, 20.5% in 2013 and 194.4% in 2012. The effective income tax rate for 2014 was negatively impacted by $8 million related to pretax transaction costs that are not deductible for income tax purposes. The effective income tax rate for 2013 and 2012 was negatively impacted by $32 million and $92 million, respectively, representing the portion of pretax asset impairment charges recorded in each period that are not deductible for income tax purposes. We recorded favorable income tax adjustments related to the resolution of state income tax contingencies from prior years that reduced the provision for income taxes by approximately $0.2 million in 2014, $0.6 million in 2013 and $0.2 million in 2012.

There are significant uncertainties with respect to capital loss carryforwards that could affect materially the realization of certain deferred tax assets. Accordingly, we have recognized deferred tax assets to the extent it is more likely than not they will be realized and a valuation allowance is provided for deferred tax assets to the extent that it is uncertain that the deferred tax asset will be realized. We recognized net deferred tax assets totaling $94 million at December 31, 2014 and $55 million at December 31, 2013.

We identified deferred income tax assets for state income tax NOLs of $69 million and $57 million at December 31, 2014 and 2013, respectively, and a corresponding deferred income tax valuation allowance of $51 million and $50 million at December 31, 2014 and 2013, respectively, for that portion of the net deferred income tax assets that we will likely not realize in the future. We had deferred tax assets for federal income tax NOLs of $51 million and $26 million at December 31, 2014 and 2013, respectively, with no corresponding deferred income tax valuation allowance at December 31, 2014 and a corresponding deferred income tax valuation allowance of $0.2 million at December 31, 2013. The federal income tax NOLs expire in various amounts through 2035. Our deferred income tax assets for NOLs at December 31, 2014 do not include $2 million of excess tax benefits related to stock compensation since we are in a NOL position in 2014.

We are subject to various federal and state income tax audits in the ordinary course of business. Such audits could result in increased tax payments, interest and penalties. While we believe our tax positions are appropriate, we cannot assure you that the various authorities engaged in the examination of our income tax returns will not challenge our positions.

We record accrued interest and penalties associated with uncertain tax positions as income tax expense in the consolidated statement of operations. Accrued interest related to uncertain tax provisions totaled $0.1 million as of December 31, 2013.

The federal statute of limitations remains open for tax years 2011 through 2013. During 2014, we resolved federal income tax audits for the 2012 tax year. We are currently under examination by the Internal Revenue Service (the “IRS”) for the 2013 and 2014 tax years. We have been accepted into the IRS’s Compliance Assurance Process (“CAP”) for the 2012 through 2015 tax years. CAP is an enhanced, real-time review of a company’s tax positions and compliance. We expect participation in CAP to improve the timeliness of our federal tax examinations.

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

In assessing the carrying values of long-lived assets, we estimate future cash flows at the lowest level for which there are independent, identifiable cash flows. For this purpose, these cash flows are aggregated based upon the contractual agreements underlying the operation of the facility or group of facilities. Generally, an individual facility for hospitals or nursing centers, skilled nursing rehabilitation services reporting unit, hospital rehabilitation services reporting unit or locations within the care management division are considered the lowest level for which there are independent, identifiable cash flows. However, to the extent that groups of facilities are leased under a master lease agreement in which the operations of a facility and compliance with the lease terms are interdependent upon other facilities in the agreement (including our ability to renew the lease or divest a particular property), we define the group of facilities under a master lease agreement as the lowest level for which there are independent, identifiable cash flows. Accordingly, the estimated cash flows of all facilities within a master lease agreement are aggregated for purposes of evaluating the carrying values of long-lived assets.

Our intangible assets with finite lives are amortized in accordance with the authoritative guidance for goodwill and other intangible assets using the straight-line method over their estimated useful lives ranging from two to 20 years.

In connection with the preparation of our operating results for the fourth quarter of 2013, we determined that the impact of regulatory changes announced on November 22, 2013 related to our home health reporting unit was an impairment triggering event. The regulatory changes resulted from action by CMS to, among other changes, rebase home health payment rates by reducing the national standardized 60 day episode payment rate by approximately 2.8% in each of the next four years beginning January 1, 2014. We tested the recoverability of the home health reporting unit goodwill, other intangible assets and long-lived assets. We recorded a pretax impairment charge aggregating $76 million ($58 million net of income taxes) in the fourth quarter of 2013 to reflect the amount by which the carrying value of our home health reporting unit goodwill exceeded the estimated fair value. We determined that other intangible assets and long-lived assets in the home health reporting unit were not impaired.

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

On July 29, 2011, CMS issued the 2011 CMS Rules. In connection with the 2011 CMS Rules, we determined that the impact of the 2011 CMS Rules was a triggering event in the third quarter of 2011 and accordingly tested the recoverability of our nursing centers reporting unit goodwill, intangible assets and property and equipment asset groups impacted by the reduced Medicare payments. We recorded pretax impairment charges aggregating $1 million ($1 million net of income taxes) for both of the years ended December 31, 2013 and 2012 of property and equipment expenditures in these nursing center asset groups.

All of the previously discussed charges reflect the amount by which the carrying value of certain assets exceeded their estimated fair value.

None of the previously discussed impairment charges impacted our cash flows or liquidity.

In accordance with the authoritative guidance for goodwill and other intangible assets, we are required to perform an impairment test for goodwill and indefinite-lived intangible assets at least annually or more frequently if adverse events or changes in circumstances indicate that the asset may be impaired. We perform our annual goodwill impairment test at the end of each fiscal year for each of our reporting units. A reporting unit is either an operating segment or one level below the operating segment, referred to as a component. When the components within our operating segments have similar economic characteristics, we aggregate the components of our operating segments into one reporting unit. Accordingly, we have determined that our reporting units are hospitals, nursing centers, skilled nursing rehabilitation services, hospital rehabilitation services, home health and hospice. The home health and hospice reporting units are included in the care management division. The carrying value of goodwill for each of our reporting units at December 31, 2014 and December 31, 2013 follows (in thousands):

	December 31, 2014	December 31, 2013
Hospitals	$679,480	$679,480
Nursing centers	–	–
Rehabilitation division:
Skilled nursing rehabilitation services	–	–
Hospital rehabilitation services	173,618	173,334
Home health	117,589	112,378
Hospice	26,910	26,910
	$997,597	$992,102

The goodwill impairment test involves a two-step process. The first step is a comparison of each reporting unit’s fair value to its carrying value. If the carrying value of the reporting unit is greater than its fair value, there is an indication that impairment may exist and the second step must be performed to measure the amount of impairment loss, if any. Based upon the results of the step one impairment test for goodwill for our hospitals, hospital rehabilitation services, home health and hospice reporting units for the year ended December 31, 2014, no goodwill impairment charges were recorded in connection with our annual impairment test. Based upon the results of the step one impairment test for goodwill for our hospitals, hospital rehabilitation services and hospice reporting units for the year ended December 31, 2013, no impairment charges were recorded.

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

We recorded no goodwill or other intangible asset impairments as of December 31, 2014. However, adverse changes in the operating environment and related key assumptions used to determine the fair value of our reporting units and indefinite-lived intangible assets or declines in the value of our Common Stock may result in future impairment charges for a portion or all of these assets. Specifically, if the rate of growth of government and commercial revenues earned by our reporting units were to be less than projected or if healthcare reforms were to negatively impact our business, an impairment charge of a portion or all of these assets may be required. An impairment charge could have a material adverse effect on our business, financial position and results of operations, but would not be expected to have an impact on our cash flows or liquidity.

Indefinite-lived intangible assets

Our indefinite-lived intangible assets consist of trade names, Medicare certifications and certificates of need. The fair values of our indefinite-lived intangible assets are derived from current market data, including comparable sales or royalty rates, and projections at a facility or location level which include management’s best estimates of economic and market conditions over the projected period. Significant assumptions include growth rates in the number of admissions, patient days, reimbursement rates, operating costs, rent expense, capital expenditures, terminal value growth rates, changes in working capital requirements and weighted average cost of capital.

Based upon the results of the annual impairment test for indefinite-lived intangible assets discussed above for the years ended December 31, 2014, 2013 and 2012, no impairment charges were recorded.

The annual impairment tests for certain of our indefinite-lived intangible assets are performed as of May 1, July 1, September 1, October 1 and November 30 while all others are performed as of December 31. No impairment charges were recorded in connection with the annual impairment tests at each of these dates in 2014. Our Medicare certifications in our home health reporting unit totaling approximately $16 million were within 1% of their fair value at November 30, 2014 after the annual impairment test.

Recently Issued Accounting Requirements

In February 2015, the Financial Accounting Standards Board (the “FASB”) issued authoritative guidance which changes the evaluation of certain legal entities for consolidation. Specifically, the amendments (i) modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (“VIEs”) or voting interest entities, (ii) eliminate the presumption that a general partner should consolidate a limited partnership, (iii) affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships and (iv) provide a scope exception from consolidation guidance for reporting entities with interests in legal entities in certain investment funds. The guidance is effective for all interim and annual reporting periods beginning after December 15, 2015. Early adoption is permitted for all entities. The amendments are not expected to have an impact on our business, financial position, results of operations or liquidity.

In January 2015, the FASB issued authoritative guidance to eliminate from GAAP the concept of extraordinary items. The FASB issued this update as part of its initiative to reduce complexity in accounting standards, also referred to as the Simplification Initiative. The guidance is effective for all interim and annual reporting periods beginning after December 15, 2015. Early adoption is permitted for all entities. The amendments will not have an impact on our business, financial position, results of operations or liquidity.

In August 2014, the FASB issued authoritative guidance requiring management to evaluate whether there are conditions and events that raise substantial doubt about the entity’s ability to continue as a going concern and to provide disclosures in certain circumstances. The ASU is effective for annual and interim periods beginning after December 15, 2016. We do not expect this guidance to have a material impact on our consolidated financial statements.

In June 2014, the FASB issued authoritative guidance which changes the requirements for accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. This guidance is effective for annual and interim periods beginning on or after December 15, 2015. The adoption of this standard is not expected to have a material impact on our business, financial position, net income or liquidity.

In May 2014, the FASB issued authoritative guidance which changes the requirements for recognizing revenue when entities enter into contracts with customers. Under the new provisions, an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. It also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. This guidance is effective for annual and interim periods beginning on or after December 15, 2016 and early adoption is not permitted. We are still assessing this guidance.

In April 2014, the FASB issued authoritative guidance which changes the requirements for reporting discontinued operations. A disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when any of the following occurs: (1) the component or group of components meets the criteria to be classified as held for sale, (2) the component or group of components is disposed of by sale, or (3) the component or group of components is disposed of other than by sale (for example, abandonment). The entity shall present separately, for each comparative period, the assets and liabilities of the discontinued operation in the statement of financial position. In addition to the required disclosures for discontinued operations, entities also will be required to provide disclosures about a disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation in the financial statements. The guidance also states an entity shall expand disclosures about significant continuing involvement with a discontinued operation, until the results of operations of the discontinued operation are no longer presented in the statement of operations. The guidance is applicable prospectively for all disposals that occur within annual periods beginning on or after December 15, 2014 and early adoption is permitted. The adoption of the guidance is not expected to have a material impact on our business, financial position, net income or liquidity but may have a material impact on our income from continuing operations if planned or completed disposals of components of our business do not qualify for discontinued operations under the new guidance.

Impact of Medicare and Medicaid Reimbursement

We depend on reimbursement from third party payors, including the Medicare and Medicaid programs, for a substantial portion of our revenues. For the year ended December 31, 2014, we derived approximately 51% of our total revenues (before eliminations) from the Medicare and Medicaid programs and the balance from other third party payors, such as commercial insurance companies, health maintenance organizations, preferred provider organizations and contracted providers.

The Medicare and Medicaid programs are highly regulated and subject to frequent and substantial changes. See “Part I – Item 1 – Business – Governmental Regulation” for an overview of the reimbursement systems impacting our businesses and “Part I – Item 1A – Risk Factors.”

Results of Operations – Continuing Operations

For the years ended December 31, 2014, 2013 and 2012

A summary of our operating data follows (dollars in thousands):

	Year ended December 31,
	2014	2013	2012
Revenues:
Hospital division	$2,525,074	$2,465,560	$2,543,829
Nursing center division	1,062,549	1,005,383	1,003,511
Rehabilitation division:
Skilled nursing rehabilitation services	1,007,036	995,907	1,006,464
Hospital rehabilitation services	299,195	286,613	293,580
	1,306,231	1,282,520	1,300,044
Care management division	349,002	224,927	143,340
	5,242,856	4,978,390	4,990,724
Eliminations:
Skilled nursing rehabilitation services	(120,808)	(107,430)	(99,948)
Hospital rehabilitation services	(91,232)	(91,475)	(94,056)
Nursing centers	(3,217)	(4,250)	(3,378)
	(215,257)	(203,155)	(197,382)
	$5,027,599	$4,775,235	$4,793,342
Income (loss) from continuing operations:
Operating income (loss):
Hospital division	$538,840	$516,130	$555,333
Nursing center division	146,728	124,856	126,271
Rehabilitation division:
Skilled nursing rehabilitation services	70,974	40,813	71,422
Hospital rehabilitation services	77,711	73,925	69,745
	148,685	114,738	141,167
Care management division	25,539	9,963	13,708
Corporate:
Overhead	(201,230)	(176,495)	(179,063)
Insurance subsidiary	(1,845)	(1,914)	(2,127)
	(203,075)	(178,409)	(181,190)
Impairment charges	−	(77,193)	(108,953)
Transaction costs	(17,983)	(2,112)	(2,231)
Operating income	638,734	507,973	544,105
Rent	(313,039)	(302,192)	(294,789)
Depreciation and amortization	(155,570)	(152,945)	(158,085)
Interest, net	(164,767)	(103,962)	(106,839)
Income (loss) before income taxes	5,358	(51,126)	(15,608)
Provision (benefit) for income taxes	462	(10,493)	30,341
	$4,896	$(40,633)	$(45,949)

Operating data:

	Year ended December 31,
	2014	2013	2012
Hospital division data:
End of period data:
Number of hospitals:
Transitional care	97	97	97
Inpatient rehabilitation	5	5	5
	102	102	102
Number of licensed beds:
Transitional care	7,147	7,105	7,033
Inpatient rehabilitation	215	215	215
	7,362	7,320	7,248
Revenue mix %:
Medicare	59	60	62
Medicaid	6	6	6
Medicare Advantage	11	11	10
Medicaid Managed	3	2	2
Commercial insurance and other	21	21	20
Admissions:
Medicare	37,757	37,971	39,088
Medicaid	3,342	2,929	3,594
Medicare Advantage	5,699	5,865	5,919
Medicaid Managed	1,782	894	977
Commercial insurance and other	7,928	7,512	8,323
	56,508	55,171	57,901
Admissions mix %:
Medicare	67	69	68
Medicaid	6	5	6
Medicare Advantage	10	11	10
Medicaid Managed	3	2	2
Commercial insurance and other	14	13	14
Patient days:
Medicare	922,060	936,986	971,810
Medicaid	127,185	120,558	128,644
Medicare Advantage	172,227	171,682	169,560
Medicaid Managed	60,598	33,652	34,489
Commercial insurance and other	247,836	237,227	251,461
	1,529,906	1,500,105	1,555,964
Average length of stay:
Medicare	24.4	24.7	24.9
Medicaid	38.1	41.2	35.8
Medicare Advantage	30.2	29.3	28.6
Medicaid Managed	34.0	37.6	35.3
Commercial insurance and other	31.3	31.6	30.2
Weighted average	27.1	27.2	26.9
Revenues per admission:
Medicare	$39,170	$39,252	$40,171
Medicaid	48,413	51,048	42,562
Medicare Advantage	47,639	46,352	44,680
Medicaid Managed	47,342	52,930	51,032
Commercial insurance and other	66,661	67,417	60,836
Weighted average	44,685	44,689	43,934
Revenues per patient day:
Medicare	$1,604	$1,591	$1,616
Medicaid	1,272	1,240	1,189
Medicare Advantage	1,576	1,583	1,560
Medicaid Managed	1,392	1,406	1,446
Commercial insurance and other	2,132	2,135	2,014
Weighted average	1,650	1,644	1,635
Medicare case mix index (discharged patients only)	1.16	1.17	1.17
Average daily census	4,192	4,110	4,251
Occupancy %	64.8	63.5	66.3
Annualized employee turnover %	21.6	21.3	19.7

Operating data (Continued):

	Year ended December 31,
	2014	2013	2012
Nursing center division data:
End of period data:
Number of facilities:
Nursing centers:
Owned or leased	86	85	85
Managed	4	4	4
Assisted living facilities	7	6	6
	97	95	95
Number of licensed beds:
Nursing centers:
Owned or leased	11,050	11,018	11,018
Managed	485	485	485
Assisted living facilities	375	341	341
	11,910	11,844	11,844
Revenue mix %:
Medicare	32	34	36
Medicaid	40	37	36
Medicare Advantage	8	8	8
Medicaid Managed	4	4	3
Private and other	16	17	17
Patient days (a):
Medicare	568,413	599,459	638,078
Medicaid	1,884,251	1,888,414	1,925,622
Medicare Advantage	200,432	186,117	184,280
Medicaid Managed	241,217	206,043	208,563
Private and other	563,190	597,900	617,808
	3,457,503	3,477,933	3,574,351
Patient day mix % (a):
Medicare	16	17	18
Medicaid	55	54	54
Medicare Advantage	6	6	5
Medicaid Managed	7	6	6
Private and other	16	17	17
Revenues per patient day (a):
Medicare Part A	$555	$532	$517
Total Medicare (including Part B)	599	571	559
Medicaid	224	197	187
Medicaid (net of provider taxes) (b)	203	175	165
Medicare Advantage	443	433	427
Medicaid Managed	180	175	167
Private and other	299	291	279
Weighted average	307	289	281
Average daily census (a)	9,473	9,529	9,766
Admissions (a)	38,772	38,406	38,723
Occupancy % (a)	80.7	81.6	83.5
Medicare average length of stay (a)	29.6	31.1	31.1
Annualized employee turnover %	42.4	42.5	38.2

(a)	Excludes managed facilities.
(b)	Provider taxes are recorded in other operating expenses for all periods presented.

Operating data (Continued):

	Year ended December 31,
	2014	2013	2012
Rehabilitation division data:
SRS:
Revenue mix %:
Company-operated	12	11	10
Non-affiliated	88	89	90
Sites of service (at end of period)	1,935	1,806	1,726
Revenue per site	$534,077	$568,231	$582,359
Therapist productivity %	79.6	80.2	80.4
HRS:
Revenue mix %:
Company-operated	30	32	32
Non-affiliated	70	68	68
Sites of service (at end of period):
Inpatient rehabilitation units	100	104	105
LTAC hospitals	117	121	123
Sub-acute units	10	10	21
Outpatient units	138	144	119
Other	−	−	5
	365	379	373
Revenue per site	$805,590	$831,914	$799,585
Annualized employee turnover % (SRS and HRS combined)	15.7	13.7	16.9
Care management division data:
Locations (at end of period)	143	159	101
Annualized employee turnover %	41.6	38.0	29.5

Hospital division

Revenues increased 2% in 2014 to $2.53 billion and declined 3% in 2013 to $2.47 billion. Revenue growth in 2014 was primarily a result of an increase in volumes and aggregate reimbursement rates. The decline in revenue growth in 2013 was primarily a result of Medicare reimbursement reductions which began on April 1, 2013 under the Budget Control Act of 2011 and a decline in admissions.

On a same-facility basis, aggregate admissions increased 2% in 2014 and declined 5% in 2013. Medicare same-facility admissions declined 1% in 2014 and declined 3% in 2013, non-government same-facility admissions increased 2% in 2014 and declined 6% in 2013 and Medicaid and Medicaid Managed same-facility admissions increased 33% in 2014 and declined 16% in 2013. The growth in Medicaid and Medicaid Managed admissions in 2014 was primarily attributable to growth in eligible Medicaid enrollees in states that have expanded Medicaid coverage under the ACA. The decline in aggregate admissions in 2013 was primarily attributable to generally lower healthcare utilization experienced by us and some of our referral sources.

Operating income for 2014 included $1 million of severance costs and $5 million of litigation charges. Operating income for 2013 included $8 million related to one-time bonus costs, $6 million of costs incurred in connection with the closing of a TC hospital and litigation charges of $8 million. Operating income for 2012 included $4 million of severance and other costs incurred in connection with the closing of a regional office, closing two TC hospitals and restructuring activities, and $5 million for employment-related lawsuits. Excluding these charges, hospital operating margins were 21.6% in 2014 compared to 21.8% in 2013 and 22.2% in 2012. The decline in operating margins in 2014 was primarily due to changes in revenue mix with growth in Medicaid and Medicaid Managed volumes and revenues that typically have lower reimbursement per patient day than Medicare, Medicare Advantage and commercial payors and lower Medicare case mix. The decline in operating margins in 2013 resulted from the previously discussed reimbursement reductions and admissions declines. The higher operating margins in 2012 were primarily attributable to higher reimbursement rates, cost efficiencies associated with volume growth and cost synergies associated with the RehabCare Merger.

Average hourly wage rates increased 1% in 2014 and declined 2% in 2013 compared to 2012. Employee benefit costs increased 2% in 2014 compared to 2013, primarily attributable to an increase in compensated absences expense. Employee benefit costs decreased 5% in 2013 compared to 2012, primarily as a result of a reduction in workers compensation, health, retirement plan and compensated absences expense.

Professional liability costs were $35 million, $29 million and $34 million for 2014, 2013 and 2012, respectively. The increase in 2014 was primarily attributable to an increase in the frequency and severity of claims. The decrease in 2013 was attributable to improvement in the frequency and severity of claims.

Nursing center division

Revenues increased 6% in 2014 to $1.06 billion and were flat in 2013 compared to 2012. Revenue growth in 2014 was primarily a result of an increase in aggregate revenue rates. Revenue rates in 2014 primarily benefited from our participation in an inter-governmental payment program in the state of Indiana that provides federal matching funds under Medicaid for nursing center providers that partner with county-owned hospitals. We operated seven nursing centers under this program beginning July 1, 2013 and added eight additional nursing centers on January 1, 2014. Revenues in 2013 were impacted negatively by a decline in average daily census and to a lesser extent, Medicare reimbursement reductions which began on April 1, 2013 under the Budget Control Act of 2011. Same-facility admissions increased 1% in 2014 and declined 1% in 2013 compared to prior periods, while same-facility patient days declined 1% in 2014 and 2% in 2013 compared to prior periods as a result of declines in Medicare average length of stay in 2014 and declines in admissions in 2013.

Operating income for 2014 included $4 million of severance costs. Operating income for 2013 included $4 million related to one-time bonus costs. Operating income for 2012 included $2 million of severance costs incurred in connection with restructuring activities and $1 million of costs incurred in connection with the cancellation of a sub-acute unit project. Excluding these charges, nursing center operating margins were 14.2% in 2014 compared to 12.9% in both 2013 and 2012. The increase in operating margins in 2014 was primarily a result of an increase in revenue rates and cost efficiencies.

Average hourly wage rates increased 3% and 1% in 2014 and 2013 compared to the respective prior year. Employee benefit costs were relatively unchanged in 2014 compared to 2013 and decreased 10% in 2013 compared to 2012, primarily as a result of a reduction in workers compensation, health and compensated absences expense.

Professional liability costs were $21 million, $22 million and $13 million for 2014, 2013 and 2012, respectively. The decrease in 2014 was attributable to some improvement in the frequency and severity of claims. The increase in 2013 and 2012 was primarily attributable to deterioration in the frequency and severity of claims.

Rehabilitation division

Skilled nursing rehabilitation services

Revenues increased 1% in 2014 to $1.0 billion and declined 1% in 2013 to $996 million. Revenue growth in 2014 was primarily attributable to growth in sites of service and in volume of services provided to existing customers. The revenue decline in 2013 was primarily attributable to contract pricing concessions with customers related to Medicare reimbursement reductions under the Taxpayer Relief Act that became effective April 1, 2013 and the Middle Class Tax Relief Act of 2012 that became effective October 1, 2012. Revenues derived from non-affiliated customers aggregated $886 million in 2014, $888 million in 2013 and $906 million in 2012.

Operating income for 2013 included $5 million related to one-time bonus costs and $23 million related to a litigation charge. Excluding these charges, skilled nursing rehabilitation services operating margins were 7.0% in 2014 compared to 6.9% in 2013 and 7.1% in 2012. Operating margins improved in 2014 primarily as a result of a reduction in contract labor expense and other operating efficiencies. Operating margins declined in 2013 primarily as a result of contract pricing concessions related to the Medicare reimbursement reductions discussed previously. Based upon improved cash collections, we recognized a change in estimate that reduced the provision for doubtful accounts by $8 million in 2012, which benefitted the 2012 operating margin.

Employee benefit costs were relatively unchanged in 2014 compared to 2013. Employee benefit costs decreased 3% in 2013 compared to 2012, primarily as a result of a reduction in health, retirement plan and compensated absences expense.

Hospital rehabilitation services

Revenues increased 4% in 2014 to $299 million and declined 2% in 2013 to $287 million. Revenue growth in 2014 was primarily attributable to an acquisition completed in the fourth quarter of 2013. Revenue decline in 2013 was primarily attributable to customer contracts terminated during the year. Revenues derived from non-affiliated customers aggregated $208 million in 2014, $195 million in 2013 and $200 million in 2012.

Operating income for 2014 included a $2 million allowance for doubtful account related to a customer bankruptcy. Operating income for 2013 included $1 million related to one-time bonus costs and $1 million related to severance and retirement costs. Excluding these charges, hospital rehabilitation services operating margins were 26.7% in both 2014 and 2013 compared to 23.8% in 2012. The increase in the 2013 operating margin was primarily attributable to improved operating efficiencies.

Employee benefit costs increased 2% in 2014 compared to 2013, primarily as a result of an increase in compensated absence expense and an increase in payroll taxes associated with an increased employee count from an acquisition completed in the fourth quarter of 2013. Employee benefit costs decreased 7% in 2013 compared to 2012, primarily as a result of a reduction in health, retirement plan and compensated absences expense.

Care management division

Revenues increased 55% in 2014 to $349 million and increased 57% in 2013 to $225 million. Revenue growth in both periods was primarily attributable to acquisitions completed over the last three years.

Operating income for 2014 included $2 million of severance costs. Operating income for 2013 included $1 million related to one-time bonus costs and $1 million related to severance and retirement costs. Excluding these charges, care management operating margins were 7.9% in 2014, 5.3% in 2013 and 9.7% in 2012. Operating margins in 2014 increased as a result of operating efficiencies associated with progress in integrating and standardizing activities in this business segment. Operating margins in 2013 were negatively impacted by integration costs and the migration to standard operating systems in connection with the development of this business segment.

Corporate overhead

Operating income for our operating divisions excludes allocations of corporate overhead. These costs aggregated $201 million in 2014, $176 million in 2013 and $179 million in 2012. The increase in 2014 was primarily attributable to retirement costs, incentive compensation costs and legal costs. The decline in 2013 was primarily attributable to lower incentive compensation costs. As a percentage of consolidated revenues, corporate overhead totaled 4.0% in 2014, 3.7% in 2013 and 3.7% in 2012.

We recorded approximately $11 million in 2012 in other income related to an information systems service agreement with PharMerica Corporation (“PharMerica”), which was established on July 31, 2007 upon the completion of the spin-off of our former institutional pharmacy business and the immediate combination with the former institutional pharmacy business of AmerisourceBergen Corporation. PharMerica terminated the information systems service agreement in early 2013.

Transaction costs

Operating results for 2014, 2013 and 2012 included transaction costs associated with acquisition activities totaling $18 million, $2 million and $2 million, respectively. The transaction costs for 2014 were primarily related to the Gentiva Merger and Centerre Acquisition. Transaction costs in all periods were included in general and administrative expenses.

Other expenses and investment income

Rent expense increased 4% to $313 million in 2014 and 3% to $302 million in 2013. The increase in rent expense in both periods resulted primarily from contingent rent increases and for 2014, an increase in straight-line rent expense totaling $8 million associated with the September 30, 2013 renewal of the 2013 Renewal Facilities.

Depreciation and amortization expense was $156 million in 2014, $153 million in 2013 and $158 million in 2012. The increase in 2014 was primarily the result of our ongoing capital expenditure program. The decrease in 2013 resulted from lower capital expenditures and an increase in assets becoming fully depreciated as compared to the prior year.

Interest expense aggregated $169 million in 2014 compared to $108 million in each of 2013 and 2012. Interest expense for 2014 included $17 million of financing costs associated with the Gentiva Merger and $57 million of charges associated with debt refinancing. Interest expense for 2013 included $1 million of charges associated with debt refinancing.

Investment income related primarily to our insurance subsidiary investments totaled $4 million in each of 2014 and 2013 and $1 million in 2012. Investment income in 2014 and 2013 included $3 million in investment gains realized in each year for equity sales in our insurance subsidiary investment portfolio. Investment income in 2013 was negatively impacted by pretax other-than-temporary impairments of investments of approximately $0.1 million held in our insurance subsidiary investment portfolio.

Income taxes

The provision (benefit) for income taxes is based upon our annual reported income or loss for each respective accounting period and includes the effect of certain non-taxable and non-deductible items. Our effective income tax rate was 8.6% in 2014, 20.5% in 2013 and 194.4% in 2012. The effective income tax rate for 2014 was negatively impacted by $8 million related to pretax transaction costs that are not deductible for income tax purposes. The effective income tax rate for 2013 and 2012 was negatively impacted by $32 million and $92 million, respectively, representing the portion of pretax asset impairment charges recorded in each period that are not deductible for income tax purposes. We recorded favorable income tax adjustments related to the resolution of state income tax contingencies from prior years that reduced the provision for income taxes by approximately $0.2 million in 2014, $0.6 million in 2013 and $0.2 million in 2012.

Consolidated results

Income from continuing operations before income taxes was $5 million in 2014 compared to loss from continuing operations before income taxes of $51 million in 2013 and $16 million in 2012. Loss from continuing operations attributable to us was $14 million in 2014 and $44 million in 2013 compared to $47 million in 2012. Operating results in 2014 included severance and retirement costs, allowance for doubtful account for a customer bankruptcy, litigation costs, consulting fees, financing costs related to the Gentiva Merger, debt refinancing and transaction costs totaling $119 million ($77 million net of income taxes). Operating results in 2013 included one-time bonus costs, litigation charges, costs associated with the closing of a TC hospital and a home health location, severance and retirement costs, senior debt modification charges, asset impairment charges and transaction-related costs totaling $143 million ($99 million net of income taxes). Operating results in 2012 included severance costs, lease cancellation charges and restructuring costs related to the closing of a regional office and the closing of two TC hospitals, the cancellation of a sub-acute unit project, employment-related lawsuits, employee severance costs and contract cancellation costs incurred in connection with restructuring activities, asset impairment charges and transaction-related costs totaling $126 million ($113 million net of income taxes). See notes 1, 2, 3, 4, 5, 12 and 21 of the notes to consolidated financial statements.

Results of Operations – Discontinued Operations

Loss from discontinued operations was $53 million in 2014 and $40 million in 2013 compared to income from discontinued operations of $11 million in 2012. Discontinued operations included unfavorable pretax adjustments of $3 million ($2 million net of income taxes) in 2014 and $9 million ($6 million net of income taxes) in 2013 and a favorable pretax adjustment of $2 million ($1 million net of income taxes) in 2012 resulting from changes in estimates for professional liability reserves related to prior years.

We recorded a pretax loss on divestiture of operations of $20 million ($13 million net of income taxes) during 2014, $111 million ($84 million net of income taxes) during 2013 and $8 million ($5 million net of income taxes) during 2012.

See notes 5 and 9 of the notes to consolidated financial statements.

Liquidity

Operating cash flows

Cash flows provided by operations (including discontinued operations) aggregated $105 million for 2014, $199 million for 2013 and $263 million for 2012. During each year, we maintained sufficient liquidity to finance our routine capital expenditures, ongoing development programs and acquisitions (excluding the RehabCare Merger).

Fluctuations in operating cash flows during the past three years were primarily attributable to changes in accounts receivable collections, the timing of income tax payments and the payment of one-time bonuses, lease cancellation, litigation, transaction, severance and financing payments. Operating cash flows for 2014 were negatively impacted by $117 million ($82 million net of income taxes) of litigation, severance, retirement, retention, Gentiva Merger financing, debt refinancing and transaction payments. Operating cash flows for 2013 were negatively impacted by $68 million ($44 million net of income taxes) of one-time employee bonus, lease termination, severance and retention, senior debt modification and transaction payments. Operating cash flows for 2012 were negatively impacted by $12 million ($9 million net of income taxes) of lease cancellation, severance, financing and transaction payments.

We utilize our ABL Facility to meet working capital needs and finance our acquisition and development activities. As a result, we typically carry minimal amounts of cash on our consolidated balance sheet. Based upon our expected operating cash flows and the availability of borrowings under our ABL Facility ($617 million at December 31, 2014), management believes that we have the necessary financial resources to satisfy our expected short-term and long-term liquidity needs.

Dividend payments

In August 2013, our Board of Directors approved the initiation of a quarterly cash dividend to our shareholders of $0.12 per share of Common Stock. During 2014, we paid quarterly cash dividends of $0.12 per share of Common Stock on each of the following dates: December 9, 2014, September 10, 2014, June 11, 2014 and March 27, 2014.

During 2013, we paid quarterly cash dividends of $0.12 per share of Common Stock on each of the following dates: December 9, 2013 and September 9, 2013.

In February 2015, our Board of Directors approved the quarterly cash dividend to our shareholders of $0.12 per share of Common Stock to be paid on April 1, 2015 to shareholders of record as of the close of business on March 11, 2015.

Our Board of Directors has approved payment of the scheduled March 1, 2015 installment payment on our Units. This installment payment consists of the quarterly installment payment of $18.75 per Unit, plus a one-time incremental payment of $1.25 per Unit for the period between November 25, 2014 and December 1, 2014, for a total payment of $20.00 per Unit. The installment payment will be paid on March 2, 2015 (the first business day following the scheduled March 1 payment date) to the holders of record as of 5:00 p.m., New York City time, on February 15, 2015. To the extent that any Unit has been separated into its constituent Purchase Contract and its constituent share of Mandatory Redeemable Preferred Stock, the installment payment is payable only on the constituent share of Mandatory Redeemable Preferred Stock.

Future declarations of quarterly dividends will be subject to the approval of our Board of Directors and other restrictions provided in our Credit Facilities and the indentures governing our outstanding notes. The current cash dividend funding will require the use of approximately $40 million on an annual basis.

Credit facilities and notes

In connection with the RehabCare Merger, we entered into a $650 million senior secured asset-based revolving credit facility, which we refer to as the Prior ABL Facility and a $700 million senior secured term loan facility, which we refer to as the Prior Term Loan Facility, and completed the private placement of $550 million of the Notes due 2019. We used proceeds from the Prior Credit Facilities and the Notes due 2019 to pay the RehabCare Merger Consideration, repay all amounts outstanding under our and RehabCare’s previous credit facilities and to pay transaction costs.

All obligations under the Prior Credit Facilities were fully and unconditionally guaranteed, subject to certain customary release provisions, by substantially all of our existing and future direct and indirect domestic 100% owned subsidiaries, as well as certain non-100% owned domestic subsidiaries as we may determine from time to time in our sole discretion. The Notes due 2019 were fully and unconditionally guaranteed, subject to certain customary release provisions, by substantially all of our domestic 100% owned subsidiaries. In addition, the Prior Credit Facilities were collateralized by substantially all of our assets, including certain owned real property.

The Prior Credit Facilities also included an option to increase the credit capacity in an aggregate amount between the two facilities by $200 million. We exercised this option to increase the credit capacity by $200 million in October 2012. In May 2013, we completed an amendment and restatement of its Prior Term Loan Facility to reduce our annual interest costs. In August 2013, we completed amendments and restatements to the Prior Credit Facilities to modify certain covenants to improve our financial flexibility.

We recorded fees associated with the amendments of $0.5 million during 2013, which are included in other operating expenses in the accompanying consolidated statement of operations. We also recorded charges associated with the amendments and restatements of $1.5 million during 2013, which are included in interest expense in the accompanying consolidated statement of operations.

April 2014 Debt Refinancing

On April 9, 2014, we completed the refinancing of substantially all of our existing debt with $2.25 billion of secured and unsecured debt, as detailed below.

ABL Amendment Agreement

On April 9, 2014, we entered into a second amendment and restatement agreement (the “ABL Amendment Agreement”) among us, the other credit parties party thereto, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the lenders party thereto. The ABL Amendment Agreement amends and restates the Prior ABL Facility. As used herein, the “Amended ABL Facility” refers to the amended and restated Prior ABL Facility following the ABL Amendment Agreement.

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

Unamortized deferred financing costs related to the Prior ABL Facility totaling $0.6 million ($0.4 million net of income taxes) were written-off and recorded as interest expense during the year ended December 31, 2014.

Term Loan Amendment Agreement

On April 9, 2014, we also entered into a third amendment and restatement agreement (the “Term Loan Amendment Agreement”) among us, the other credit parties party thereto, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the lenders party thereto. The Term Loan Amendment Agreement amends and restates the Prior Term Loan Facility. As used herein, the “Amended Term Loan Facility” refers to the amended and restated Prior Term Loan Facility following the Term Loan Amendment Agreement.

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

Unamortized deferred financing costs and original issue discount related to the Prior Term Loan Facility totaling $5 million ($3 million net of income taxes) were written-off and recorded as interest expense during the year ended December 31, 2014.

Aside from the foregoing changes, the terms and conditions of the Amended ABL Facility and the Amended Term Loan Facility were each substantially similar to their respective terms and conditions before the effectiveness of the ABL Amendment Agreement and Term Loan Amendment Agreement, as applicable.

Indenture and 6.375% Senior Notes due 2022

On April 9, 2014, we completed a private placement of $500 million aggregate principal amount of 6.375% senior notes due 2022, which we refer to as the Notes due 2022. The Notes due 2022 were issued pursuant to the indenture dated as of April 9, 2014 among us, the guarantors party thereto (the “2022 Guarantors”) and Wells Fargo Bank, National Association, as trustee.

The Notes due 2022 bear interest at an annual rate of 6.375% and are senior unsecured obligations of ours and of the 2022 Guarantors. The indenture governing the Notes due 2022 contains certain restrictive covenants that, among other things, limits our and our restricted subsidiaries’ ability to incur, assume or guarantee additional indebtedness; pay dividends, make distributions or redeem or repurchase capital stock; effect dividends, loans or asset transfers from our subsidiaries; sell or otherwise dispose of assets; and enter into transactions with affiliates. These covenants are subject to a number of limitations and exceptions. The indenture governing the Notes due 2022 also contains customary events of default. The Notes due 2022 are fully and unconditionally guaranteed, subject to customary release provisions, by substantially all of our domestic 100% owned subsidiaries.

Under the terms of the Notes due 2022, we may pay dividends pursuant to specified exceptions or, if our consolidated coverage ratio (as defined) is at least 2.0 to 1.0, we may pay dividends in an amount equal to 50% of our consolidated net income (as defined) and 100% of the net cash proceeds from the issuance of capital stock. The making of certain other restricted payments or investments by us or our restricted subsidiaries would reduce the amount available for the payment of dividends pursuant to the foregoing exception.

Registration Rights Agreement – Notes due 2022

In connection with the Notes due 2022, on April 9, 2014, we and the 2022 Guarantors entered into a registration rights agreement with J.P. Morgan Securities LLC, on behalf of the initial purchasers of the Notes due 2022.

Pursuant to the registration rights agreement, we and the 2022 Guarantors agreed (among other obligations) to use commercially reasonable efforts to file with the SEC a registration statement relating to an offer to exchange the Notes due 2022 for registered notes with substantially identical terms and consummate such offer within 365 days after the issuance of the Notes due 2022. On January 29, 2015, we completed the registered exchange offer for all of our outstanding Notes due 2022 for an equal principal amount of new Notes due 2022, which have been registered under the Securities Act. The exchange offer commenced on December 29, 2014 and was completed on January 28, 2015. All of the aggregate principal amount of the initial unregistered notes were validly tendered for exchange for the registered Notes due 2022.

Redemption of Notes due 2019

On April 9, 2014, an irrevocable notice of redemption of our Notes due 2019 was delivered to the holders thereof, calling for redemption of the entire outstanding $550 million aggregate principal amount of the Notes due 2019 on May 9, 2014 (the “Redemption Date”) pursuant to the terms of the indenture governing the Notes due 2019. The redemption price for the Notes due 2019 that were redeemed was equal to 100% of the principal amount of the Notes due 2019 plus accrued and unpaid interest on the Notes due 2019 but excluding the Redemption Date plus the applicable premium as defined in the indenture governing the Notes due 2019.

On April 9, 2014, we deposited funds with the trustee for the Notes due 2019, and provided the trustee with irrevocable instructions to apply the deposit to redeem the Notes due 2019 on the Redemption Date. Pursuant to these actions, the indenture governing the Notes due 2019 was satisfied and discharged in accordance with its terms. As a result, we and the guarantors party thereto were released from our obligations with respect to the Notes due 2019, except with respect to those provisions of the indenture governing the Notes due 2019 that by their terms survive the satisfaction and discharge.

The write-off of unamortized deferred financing costs totaling $11 million ($7 million net of income taxes), the applicable premium totaling $36 million ($23 million net of income taxes) and interest expense for the period from April 9 to May 9 totaling $4 million ($2 million net of income taxes), all related to the Notes due 2019, were recorded as interest expense during the year ended December 31, 2014.

Gentiva Merger – Financing Transactions

The following Financing Transactions occurred in connection with the Gentiva Merger:

• we issued $1.35 billion aggregate principal amount of senior notes;

• we issued approximately 15 million shares of our Common Stock through two Common Stock offerings (see note 15 of the notes to consolidated financial statements) and issued approximately 10 million shares of our Common Stock through the Stock Consideration (see note 2 of the notes to consolidated financial statements);

• we issued 172,500 Units (see note 13 of the notes to consolidated financial statements); and

• we amended our credit facilities.

Notes Offering

On December 18, 2014, the Escrow Issuer, one of our subsidiaries, completed a private placement of $750 million aggregate principal amount of 8.00% Senior Notes due 2020 and $600 million aggregate principal amount of 8.75% Senior Notes due 2023 (the Notes due 2020 and the Notes due 2023 are collectively referred to as the “Notes”). The Notes due 2020 were issued pursuant to the indenture, dated as of December 18, 2014 (the “2020 Indenture”), between the Escrow Issuer and Wells Fargo Bank, National Association, as trustee. The Notes due 2023 were issued pursuant to the indenture, dated as of December 18, 2014 (the “2023 Indenture” and, together with the 2020 Indenture, the “Indentures”), between the Escrow Issuer and Wells Fargo Bank, National Association.

Prior to the consummation of the Gentiva Merger, the Notes were senior secured obligations of the Escrow Issuer. Upon consummation of the Gentiva Merger, the Escrow Issuer was merged with and into us, as a result of which the Notes were assumed by us and fully and unconditionally guaranteed on a senior unsecured basis by substantially all of our domestic 100% owned subsidiaries, including substantially all of our and Gentiva’s domestic 100% owned subsidiaries (the “Guarantors”), ranking pari passu with all of our respective existing and future senior unsubordinated indebtedness.

The Indentures contain certain restrictive covenants that limit our and our restricted subsidiaries’ ability to, among other things, incur, assume or guarantee additional indebtedness; pay dividends, make distributions or redeem or repurchase capital stock; effect dividends, loans or asset transfers from our subsidiaries; sell or otherwise dispose of assets; and enter into transactions with affiliates. These covenants are subject to a number of limitations and exceptions. The Indentures also contain customary events of default.

Under the terms of the Indentures, we may pay dividends pursuant to specified exceptions or, if our consolidated coverage ratio (as defined therein) is at least 2.0 to 1.0, we may also pay dividends in an amount equal to 50% of our consolidated net income (as defined therein) and 100% of the net cash proceeds from the issuance of capital stock, in each case since January 1, 2014. The making of certain other restricted payments or investments by us or our restricted subsidiaries would reduce the amount available for the payment of dividends pursuant to the foregoing exception.

Registration Rights Agreements – Notes due 2020 and Notes due 2023

On December 18, 2014, the Escrow Issuer entered into a registration rights agreement related to the Notes due 2020 and a registration rights agreement related to the Notes due 2023 (together, the “Registration Rights Agreements”), each with Citigroup Global Markets Inc., as representative of the initial purchasers of the Notes. After the consummation of the Gentiva Merger, we and each of the Guarantors executed a joinder agreement to become parties to the each of the Registration Rights Agreements.

Pursuant to the Registration Rights Agreements, we and the Guarantors will (among other obligations), use commercially reasonable efforts to file with the SEC a registration statement relating to an offer to exchange each of the Notes due 2020 and the Notes due 2023 for registered notes with substantially identical terms and consummate such offer within 365 days after the issuance of the Notes. A “Registration Default” will occur if, among other things, we and the Guarantors fail to comply with this requirement. If a Registration Default occurs with respect to the Notes due 2020 or the Notes due 2023, the annual interest rate of the Notes due 2020 or the Notes due 2023, as applicable, will be increased by 0.25% per annum and will increase by 0.25% per annum at the end of each subsequent 90-day period, but in no event will such increase exceed 1.00% per annum.

Escrow Agreements

On December 18, 2014, we and the Escrow Issuer entered into an escrow agreement related to the Notes due 2020 and an escrow agreement related to the Notes due 2023 (together, the “Escrow Agreements”), each with Wells Fargo Bank, National Association, as trustee under the Indentures, and as escrow agent. Pursuant to the Escrow Agreements, the Escrow Issuer deposited the gross proceeds of $1.35 billion from the sale of the Notes due 2020 and the Notes due 2023 into the separate escrow accounts (the “Escrow Accounts”) and we deposited an additional amount sufficient (together with the gross proceeds deposited by the Escrow Issuer) to fund the redemption of the Notes and to pay all regularly scheduled interest on the Notes to, but not including, the special mandatory redemption date into the respective Escrow Accounts. The amount of interest deposited on December 18, 2014 totaled approximately $23 million and is recorded in current assets on the balance sheet at December 31, 2014 and interest expense incurred through December 31, 2014 of approximately $4 million is included in other accrued liabilities. The release of the escrowed funds was conditioned on the consummation of the Gentiva Merger, the merger of the Escrow Issuer with and into us, as a result of which we assumed the Escrow Issuer’s obligations under the Notes, and other conditions set forth in the Escrow Agreements.

Common Stock Offerings

On November 25, 2014, in an offering registered with the SEC, we completed the sale of 5,000,000 shares of our Common Stock for cash and granted the underwriters a 30-day over-allotment option to purchase up to an additional 750,000 shares of Common Stock. On December 1, 2014, the underwriters exercised their over-allotment option to purchase 395,759 additional shares of Common Stock, which we closed on December 3, 2014. The net proceeds of the November Common Stock Offering, after deducting the underwriting discount and offering expenses, were $101 million.

On June 25, 2014, in an offering registered with the SEC, we completed the sale of 9,000,000 shares of our Common Stock for cash and granted the underwriters a 30-day option to purchase up to an additional 1,350,000 shares of Common Stock, of which 723,468 shares were purchased on July 14, 2014. The net proceeds of the June Common Stock Offering, after deducting the underwriting discount and offering expenses, were $220 million.

Units Offering

On November 25, 2014, in an offering registered with the SEC, we completed the sale of 150,000 Units for cash and granted the underwriters a 13-day over-allotment option to purchase up to an additional 22,500 Units. On December 1, 2014, the underwriters exercised in full their over-allotment option to purchase 22,500 additional Units, which we closed on December 3, 2014. Each Unit is composed of a Purchase Contract and one share of Mandatory Redeemable Preferred Stock having a final preferred stock installment payment date of December 1, 2017 and an initial liquidation preference of $201.58 per share of Mandatory Redeemable Preferred Stock. The net proceeds from the Units Offering, after deducting the underwriting discount and offering expenses, were $166 million. See note 13 of the notes to consolidated financial statements.

As of February 28, 2015, holders of 78,010 Purchase Contracts elected early settlement. As a result, holders thereof received 43.0918 shares of Common Stock per Purchase Contract, resulting in approximately 3.4 million shares of Common Stock being issued by us.

Credit Facilities Amendments

We amended and restated our Amended ABL Facility on October 31, 2014 to, among other items, modify certain provisions to permit the issuance of the Notes into an escrow account and, effective upon completion of the Gentiva Merger, modified certain provisions related to the incurrence of debt and the making of acquisitions, investments and restricted payments. In addition, we increased the revolving commitments under the ABL Facility by $150 million pursuant to the Incremental Joinder dated as of

December 12, 2014 among us, the agent thereto, the incremental lenders party thereto and the other credit parties party thereto that became effective upon completion of the Gentiva Merger.

We amended and restated our Amended Term Loan Facility on November 25, 2014 to, among other items, modify certain provisions to permit the issuance of the Notes into an escrow account, increase the applicable interest rate margins on the term loans, temporarily increase the maximum total leverage ratio permitted under the financial maintenance covenants and modify certain provisions related to the incurrence of debt and the making of acquisitions, investments and restricted payments.

Amendment to Notes due 2022

On January 30, 2015, following the receipt of sufficient consents to approve the proposed amendments (the “Amendments”), we, the 2022 Guarantors and Wells Fargo Bank, National Association, as trustee, entered into the first supplemental indenture (the “2022 Notes Supplemental Indenture”) to the indenture governing the Notes due 2022. The 2022 Notes Supplemental Indenture conforms certain covenants, definitions and other terms in the indenture governing the Notes due 2022 to the covenants, definitions and terms contained in the Indentures governing the Notes. The Amendments became operative following the consummation of the Gentiva Merger.

Interest rate swaps

In December 2011, we entered into two interest rate swap agreements to hedge our floating interest rate on an aggregate of $225 million of debt outstanding under our Prior Term Loan Facility. The interest rate swaps have an effective date of January 9, 2012, and will expire on January 11, 2016 and continue to apply to the Term Loan Facility. We are required to make payments based upon a fixed interest rate of 1.8925% calculated on the notional amount of $225 million. In exchange, we will receive interest on $225 million at a variable interest rate that is based upon the three-month LIBOR, subject to a minimum rate of 1.5%. We determined the interest rate swaps qualify for cash flow hedge accounting treatment at December 31, 2014. However, an amendment to the Prior Term Loan Facility completed in May 2013 reduced the LIBOR floor from 1.5% to 1.0%, therefore some partial ineffectiveness will result through the expiration of the interest rate swap agreement.

In March 2014, we entered into an additional interest rate swap agreement to hedge our floating interest rate on an aggregate of $400 million of debt outstanding under the Amended Term Loan Facility. On April 8, 2014, we completed a novation of a portion of our $400 million swap agreement to two new counterparties, each in the amount of $125 million. The original swap contract was not amended, terminated or otherwise modified. The interest rate swap had an effective date of April 9, 2014 and will expire on April 9, 2018 and continues to apply to the Term Loan Facility. We are required to make payments based upon a fixed interest rate of 1.867% calculated on the notional amount of $400 million. In exchange, we will receive interest on $400 million at a variable interest rate that is based upon the three-month LIBOR, subject to a minimum rate of 1.0%. We determined these interest rate swaps qualify for cash flow hedge accounting treatment at December 31, 2014.

We record the effective portion of the gain or loss on these derivative financial instruments in accumulated other comprehensive income (loss) as a component of stockholders equity and record the ineffective portion of the gain or loss on these derivative financial instruments as interest expense. For the years ended December 31, 2014 and December 31, 2013, a loss of $0.2 million and a gain of $0.4 million, respectively, were recorded in interest expense for the portion of ineffectiveness recognized related to the interest rate swaps.

The aggregate fair value of the interest rate swaps recorded in other accrued liabilities was $4 million and $1 million at December 31, 2014 and December 31, 2013, respectively.

Other financing activities

As a result of deterioration in professional liability and workers compensation underwriting results of our limited purpose insurance subsidiary in 2012 and 2011, we made capital contributions of $14 million and $9 million in 2013 and 2012, respectively, to our limited purpose insurance subsidiary. These transactions were completed in accordance with applicable regulations and had no impact on earnings. No contribution was required to be paid during 2014.

We were in compliance with the terms of the Credit Facilities and the indentures governing our outstanding notes at December 31, 2014.

Future payments of principal and interest due under long-term debt agreements and lease obligations as of December 31, 2014 follow (in thousands):

		Payments due by period
	Term Loan Facility (a)	Notes due 2022	Notes due 2023	Notes due 2020	Other long-term debt	Mandatory Redeemable Preferred Stock (b)	Non-cancelable operating leases			Total
Year							Ventas (c)	Other	Subtotal
2015	$57,063	$31,875	$52,500	$60,000	$3,873	$13,112	$174,739	$100,089	$274,828	$493,251
2016	55,777	31,875	52,500	60,000	−	12,937	166,607	91,408	258,015	471,104
2017	55,318	31,875	52,500	60,000	−	12,938	168,290	72,903	241,193	453,824
2018	52,374	31,875	52,500	60,000	−	−	139,356	60,737	200,093	396,842
2019	50,989	31,875	52,500	60,000	−	−	125,030	56,019	181,049	376,413
Thereafter	996,482	573,047	759,688	752,500	–	−	480,810	234,073	714,883	3,796,600
	$1,268,003	$732,422	$1,022,188	$1,052,500	$3,873	$38,987	$1,254,832	$615,229	$1,870,061	$5,988,034

(a)

The amount of the Term Loan Facility in the accompanying consolidated balance sheet at December 31, 2014 is net of an unamortized original issue discount of approximately $6 million. The fixed interest rate related to the interest rate swap agreements was applied on $625 million of the Term Loan Facility. The Term Loan Facility interest is based upon the weighted average interest rate of 4.3% for the portion of debt not subject to the interest rate swap agreements, 4.6% for the $225 million of debt subject to interest rate swap agreements and 5.1% for the $400 million of debt subject to interest rate swap agreements, all as of December 31, 2014.

(b)	The Mandatory Redeemable Preferred Stock interest is based upon the interest rate of 7.3% as of December 31, 2014.
(c)	See “Part I – Item 1 – Business – Master Lease Agreements – Rental Amounts and Escalators.”

As of December 31, 2014, we had approximately $308 million of allowances for professional liability risks and approximately $189 million of allowances for workers compensation risks that are excluded from the table above.

Capital Resources

Capital expenditures and acquisitions

Excluding acquisitions, routine capital expenditures (expenditures necessary to maintain existing facilities that generally do not increase capacity or add services) totaled $91 million in 2014, $101 million in 2013 and $115 million in 2012. Hospital development capital expenditures (primarily new and replacement facility construction) totaled $2 million in 2014, $12 million in 2013 and $43 million in 2012. Nursing center development capital expenditures (primarily the addition of transitional care services for higher acuity patients and new facility construction) totaled $3 million in 2014, was immaterial in 2013 and totaled $8 million in 2012. These capital expenditures were financed primarily through internally generated funds. At December 31, 2014, the estimated cost to complete and equip construction in progress approximated $17 million. We believe that our capital expenditure program is adequate to improve and equip our existing facilities.

Expenditures for acquisitions totaled $24 million in 2014, $224 million in 2013 and $178 million in 2012. Acquisition deposits totaled $195 million in 2014 for the Centerre Acquisition.

The more significant acquisitions in the past three years included the Senior Home Care Acquisition in December 2013 ($95 million), the IntegraCare Acquisition in August 2012 ($71 million) and the acquisition of previously leased real estate in the last three years ($223 million). We financed these transactions with operating cash flows and our Prior ABL Facility.

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

Further, the ACA mandates changes to home health and hospice benefits under Medicare. For home health, the ACA mandates creation of a value-based purchasing program, development of quality measures, a decrease in home health reimbursement beginning with federal fiscal year 2014 that will be phased-in over a four-year period, and a reduction in the outlier cap. In addition, the ACA requires the Secretary of HHS to test different models for delivery of care, some of which would involve home health services. It also requires the Secretary to establish a national pilot program for integrated care for patients with certain conditions, bundling payment for acute hospital care, physician services, outpatient hospital services (including emergency department services), and post-acute care services, which would include home health. The ACA further directed the Secretary of HHS to rebase payments for home health, which resulted in a decrease in home health reimbursement that began in 2014 and will be phased-in over a four-year period. The Secretary is also required to conduct a study to evaluate costs and quality of care among efficient home health agencies regarding access to care and treating Medicare beneficiaries with varying severity levels of illness and provide a report to Congress.

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

On November 22, 2013, CMS issued final regulations regarding Medicare payment rates for home health agencies effective January 1, 2014. These final regulations implemented, among other things, a 2.73% rebasing adjustment mandated under the ACA. Rebasing the rates includes adjustments to the 60-day episode and per visit payment rates, the non-national medical supply conversion factor and low utilization payment factors. The rebasing adjustment mandated under the ACA is expected to reduce payment rates by approximately 2.8% to our home health agencies in each of the next four years, beginning January 1, 2014.

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

The effective date of the new patient criteria is October 1, 2015, followed by a two-year phase-in period tied to each LTAC hospital’s cost reporting period. During the phase-in period, payment for patients receiving the site neutral rate will be based 50% on the current LTAC PPS and 50% on the new site neutral rate. Nearly all of our TC hospitals (which are certified as LTAC hospitals under the Medicare program) have a cost reporting period starting on September 1 of each year. Accordingly, the phase-in will not begin for most of our TC hospitals until after September 1, 2016 and full implementation of the new criteria will not begin until after September 1, 2018.

We continue to analyze Medicare and internal data to estimate the number of our cases that will continue to be paid under the LTAC PPS rate. Currently, 70% of our LTAC patients are paid a full MS-LTC-DRG payment under LTAC PPS (with the remaining 30% paid under the short-stay or very short-stay outlier payment process). At this time, we estimate that approximately 30% of our current LTAC patients that are paid a full MS-LTC-DRG payment under LTAC PPS will be paid at the site neutral rate under the new criteria once it is fully phased-in. The site-neutral payment rates will be based on the lesser of per diem Medicare rates paid for patients with the same diagnoses under IPPS or LTAC costs. There can be no assurance that these site neutral payments will not be materially less than the payments currently provided under LTAC PPS.

The additional patient criteria imposed by the LTAC Legislation will reduce the population of patients eligible for LTAC PPS and change the basis upon which we are paid for other patients. In addition, the LTAC Legislation will be subject to additional governmental regulations and the interpretation and enforcement of these regulations. These changes could have a material adverse effect on our business, financial position, results of operations and liquidity.

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

The following table provides information about our financial instruments as of December 31, 2014 that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted average interest rates by expected maturity date.

Interest Rate Sensitivity

Principal (Notional) Amount by Expected Maturity

Average Interest Rate

(Dollars in thousands)

	Expected maturities							Fair value 12/31/14
	2015	2016	2017	2018	2019	Thereafter	Total
Liabilities:
Long-term debt, including amounts due within one year:
Fixed rate:
Notes due 2020	$–	$–	$–	$–	$–	$750,000	$750,000	$800,625
Notes due 2022	–	–	–	–	–	500,000	500,000	481,250
Notes due 2023	–	–	–	–	–	600,000	600,000	646,140
Mandatory Redeemable Preferred Stock	10,887	11,514	12,372	–	–	–	34,773	32,686
	$10,887	$11,514	$12,372	$–	$–	$1,850,000	$1,884,773	$1,960,701
Average interest rate	7.3%	7.3%	7.3%			7.8%
Variable rate:
ABL Facility (a)	$–	$–	$–	$–	$–	$–	$–	$–
Term Loan Facility (b,c)	10,000	10,000	10,000	10,000	10,000	945,000	995,000	966,394
Other (d)	3,720	–	–	–	–	–	3,720	3,720
	$13,720	$10,000	$10,000	$10,000	$10,000	$945,000	$998,720	$970,114

(a)

Interest on borrowings under our ABL Facility is payable at a rate per annum equal to the applicable margin plus, at our option, either: (1) LIBOR determined by reference to the costs of funds for Eurodollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, or (2) a base rate determined by reference to the highest of: (a) the prime rate of JPMorgan Chase Bank, N.A., (b) the federal funds effective rate plus one-half of 1.00% and (c) LIBOR as described in subclause (1) plus 1.00%. At December 31, 2014, the applicable margin for borrowings under the ABL Facility was 2.00% with respect to LIBOR borrowings and 1.00% with respect to base rate borrowings. The applicable margin is subject to adjustment each fiscal quarter, based upon average historical excess availability during the preceding quarter.

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

(c)

In December 2011, we entered into two interest rate swap agreements to hedge our floating interest rate on an aggregate of $225 million of outstanding Prior Term Loan Facility debt. The interest rate swaps have an effective date of January 9, 2012, and expire on January 11, 2016 and continue to apply to the Term Loan Facility. We are required to make payments based upon a fixed interest rate of 1.8925% calculated on the notional amount of $225 million. In exchange, we will receive interest on $225 million at a variable interest rate that is based upon the three-month LIBOR rate, subject to a minimum rate of 1.5%. In March 2014, we entered into an additional interest rate swap agreement to hedge our floating interest rate on an aggregate of $400 million of debt outstanding under the Amended Term Loan Facility. On April 8, 2014, we completed a novation of a portion of our $400 million swap agreement to two new counterparties, each in the amount of $125 million. The original swap contract was not amended, terminated or otherwise modified. The interest rate swap had an effective date of April 9, 2014 and will expire on April 9, 2018 and continues to apply to the Term Loan Facility. We are required to make payments based upon a fixed interest rate of 1.867% calculated on the notional amount of $400 million. In exchange, we will receive interest on $400 million at a variable interest rate that is based upon the three-month LIBOR, subject to a minimum rate of 1.0%.

(d)	Interest based upon LIBOR plus 4%.

Item 8.	Financial Statements and Supplementary Data

The information required by this Item 8 is included in appendix pages F-2 through F-67 of this Annual Report on Form 10-K and incorporated herein by reference.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures and Changes in Internal Control over Financial Reporting

We have carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2014, the disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, are effective.

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Based upon our assessment, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2014, based upon the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below are the names, ages (as of January 1, 2015) and present and past positions of our current executive officers:

Name	Age	Position
Paul J. Diaz	53	Chief Executive Officer
Benjamin A. Breier	43	President and Chief Operating Officer
Kent H. Wallace	59	Executive Vice President and Chief Operating Officer
Stephen D. Farber	45	Executive Vice President, Chief Financial Officer
Patricia M. Henry	61	Executive Vice President and President, RehabCare
Steven L. Monaghan	62	President, Hospital Division
David A. Causby	43	Executive Vice President and President, Kindred at Home
Jon B. Rousseau	41	President, Care Management Division
Michael W. Beal	47	President, Nursing Center Division
William M. Altman	55	Executive Vice President for Strategy, Policy and Integrated Care
Stephen R. Cunanan	50	Chief People Officer
Joseph L. Landenwich	50	Co-General Counsel and Corporate Secretary
M. Suzanne Riedman	63	General Counsel and Chief Diversity Officer

Paul J. Diaz has served as one of our directors since May 2002 and as our Chief Executive Officer since January 2004. Mr. Diaz served as our President from January 2002 until May 2012 and as our Chief Operating Officer from January 2002 to December 2003. As previously announced, Mr. Diaz will transition from Chief Executive Officer to Executive Vice Chairman of the Board of Directors on March 31, 2015.

Benjamin A. Breier has served as our President since May 2012 and as our Chief Operating Officer since August 2010. He served as our Executive Vice President and President, Hospital Division from March 2008 until August 2010, and as President, Rehabilitation Division from August 2005 to March 2008. As previously announced, Mr. Breier will become our Chief Executive Officer, on March 31, 2015. Mr. Breier will also become a member of our Board of Directors on such date.

Kent H. Wallace has served as our Executive Vice President and Chief Operating Officer since February 2015. Prior to joining us, Mr. Wallace served as Chief Executive Officer of RegionalCare Hospital Partners Inc., an operator of community hospitals from February 2013 to January 2014. Prior to that, Mr. Wallace was the President and Chief Operating Officer of Vanguard Health Systems, Inc. (formerly NYSE:VHS) from 2005 to 2013. Mr. Wallace also previously worked for Province Healthcare Company, Tenet Healthcare Corp. and HCA Holdings, Inc.

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

Patricia M. Henry has served as our Executive Vice President since March 2014 and as our President, RehabCare since December 2011. She served as Executive Vice President, Skilled Rehabilitation Services Operations, RehabCare from June 2011 to December 2011. Prior to joining us, Ms. Henry served as Executive Vice President, Operations of RehabCare from October 2006 to June 2011.

Steven L. Monaghan has served as our President, Hospital Division since October 2013, and as our Executive Vice President, Central Region, Hospital Division from January 1999 to September 2013.

David A. Causby has served as our Executive Vice President and President, Kindred at Home since February 2015. Prior to joining us, Mr. Causby served in various capacities with Gentiva, including President and Chief Operating Officer from May 2014 to

February 2015, Executive Vice President and Chief Operating Officer from October 2013 to May 2014, Senior Vice President and President, Home Health Division from May 2011 to October 2013 and Senior Vice President of Operations from 2008 to May 2011.

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

Michael W. Beal has served as our President, Nursing Center Division, since April 2014. He served as our Executive Vice President of the Nursing Center Division’s East Region from January 2011 to April 2014 and as Senior Vice President, East Region from 2004 to January 2011.

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

The information required by this Item is omitted because we are filing a definitive proxy statement, which will include the required information under the section titled Proposal to Ratify the Appointment of PricewaterhouseCoopers LLP as our Independent Registered Public Accounting Firm for Fiscal Year 2015, pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K. The required information contained in our proxy statement is incorporated herein by reference.

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

2.14*

Agreement and Plan of Merger, dated as of October 9, 2014, among Gentiva Health Services, Inc., Kindred Healthcare, Inc. and Kindred Healthcare Development 2, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on October 14, 2014 (Comm. File No. 001-14057)).

2.15*

Agreement and Plan of Merger, dated as of November 11, 2014, among Kindred Healthcare, Inc., RehabCare Development 6, Inc., Centerre Healthcare Corporation, the stockholders party thereto and Fortis Advisors LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on November 12, 2014 (Comm. File No. 001-14057)).

3.1

Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3 filed on August 31, 2001 (Comm. File No. 333-68838)).

3.2

Certificate of Amendment of Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the quarterly period ended March 31, 2002 (Comm. File No. 001-14057)).

3.3	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 23, 2009 (Comm. File No. 001-14057)).

3.4

Certificate of Designations of 7.25% Mandatory Redeemable Preferred Stock, Series A, dated as of November 24, 2014 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 25, 2014 (Comm. File No. 001-14057)).

3.5	Certificate of Correction, dated as of November 24, 2014 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on November 25, 2014 (Comm. File No. 001-14057)).

3.6

Certificate of Ownership and Merger merging Kindred Escrow Corp. II into Kindred Healthcare, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 3, 2015 (Comm. File No. 001-14057)).

4.1	Articles IV, IX, X and XII of the Restated Certificate of Incorporation of the Company (included in Exhibit 3.1).

4.2

Indenture relating to the 2022 Notes (including form of the 2022 Note), dated as of April 9, 2014, among Kindred Healthcare, Inc., the Guarantors party thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 14, 2014 (Comm. File No. 001-14057)).

4.3

First Supplemental Indenture, dated as of January 30, 2015, among Kindred Healthcare, Inc., the Subsidiary Guarantors party thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on February 3, 2015 (Comm. File No. 001-14057)).

4.4

Indenture relating to the 2020 Notes (including form of the 2020 Note), dated as of December 18, 2014, between Kindred Escrow Corp. II and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 18, 2014 (Comm. File No. 001-14057)).

Exhibit number	Description of document
4.5

First Supplemental Indenture, dated as of February 2, 2015, among Kindred Healthcare, Inc., the Subsidiary Guarantors party thereto and Wells Fargo Bank, National Association, as trustee (2020 Notes) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 3, 2015 (Comm. File No. 001-14057)).

4.6

Registration Rights Agreement relating to the 2020 Notes, dated as of December 18, 2014, between Kindred Escrow Corp. II and Citigroup Global Markets Inc., as representative of the initial purchasers of the 2020 Notes (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on December 18, 2014 (Comm. File No. 001-14057)).

4.7

Joinder Agreement to Registration Rights Agreement, dated as of February 2, 2015, among Kindred Healthcare, Inc. and the Subsidiary Guarantors party thereto (2020 Notes) (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on February 3, 2015 (Comm. File No. 001-14057)).

4.8

Indenture relating to the 2023 Notes (including form of the 2023 Note), dated as of December 18, 2014, between Kindred Escrow Corp. II and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on December 18, 2014 (Comm. File No. 001-14057)).

4.9

First Supplemental Indenture, dated as of February 2, 2015, among Kindred Healthcare, Inc., the Subsidiary Guarantors party thereto and Wells Fargo Bank, National Association, as trustee (2023 Notes) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on February 3, 2015 (Comm. File No. 001-14057)).

4.10

Registration Rights Agreement relating to the 2023 Notes, dated as of December 18, 2014, between Kindred Escrow Corp. II and Citigroup Global Markets Inc., as representative of the initial purchasers of the 2023 Notes (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on December 18, 2014 (Comm. File No. 001-14057)).

4.11

Joinder Agreement to Registration Rights Agreement, dated as of February 2, 2015, among Kindred Healthcare, Inc. and the Subsidiary Guarantors party thereto (2023 Notes) (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on February 3, 2015 (Comm. File No. 001-14057)).

4.12	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-3 filed on November 17, 2014 (Comm. File No. 333-196804)).

4.13

Purchase Contract Agreement, dated November 25, 2014, between the Company and U.S. Bank National Association, as purchase contract agent and attorney-in-fact for holders of Purchase Contracts (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 25, 2014 (Comm. File No. 001-14057)).

4.14	Form of Unit (incorporated by reference to Exhibit 4.13 hereto).

4.15	Form of Purchase Contract (incorporated by reference to Exhibit 4.13 hereto).

4.16	Form of Mandatory Redeemable Preferred Stock (incorporated by reference to Exhibit 3.4 hereto).

10.1*

Third Amended and Restated ABL Credit Agreement dated as of February 2, 2015, among Kindred Healthcare, Inc., the Consenting Lenders and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 3, 2015 (Comm. File No. 001-14057)).

10.2*

Incremental Joinder dated as of December 12, 2014, by and among Kindred Healthcare, Inc., the other Credit Parties and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 15, 2014 (Comm. File No. 001-14057)).

10.3*

Fourth Amendment and Restatement Agreement dated as of November 25, 2014, by and among Kindred Healthcare, Inc., the Consenting Lenders and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 25, 2014 (Comm. File No. 001-14057)).

10.4

Form of Indemnification Agreement between the Company and certain of its officers and employees (incorporated by reference to Exhibit 10.31 to the Ventas, Inc. Form 10-K for the year ended December 31, 1995 (Comm. File No. 1-10989)).

10.5

Form of Indemnification Agreement between the Company and each member of its Board of Directors (incorporated by reference to Exhibit 10.21 to the Company’s Form 10-K for the year ended December 31, 2001 (Comm. File No. 001-14057)).

Exhibit number	Description of document
10.6**

Kindred Deferred Compensation Plan, Third Amendment and Restatement effective as of January 1, 2009 (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q for the quarterly period ended September 30, 2008 (Comm. File No. 001-14057)).

10.7**

Amendment No. 1 to the Third Amendment and Restatement of the Kindred Deferred Compensation Plan, effective as of December 21, 2011 (incorporated by reference to Exhibit 10.9 to the Company’s Form 10-K for the year ended December 31, 2011 (Comm. File No. 001-14057)).

10.8**

Amendment No. 2 to the Third Amendment and Restatement of the Kindred Deferred Compensation Plan, effective as of January 1, 2013 (incorporated by reference to Exhibit 10.6 to the Company’s Form 10-K for the year ended December 31, 2012 (Comm. File No. 001-14057)).

10.9**

Amendment No. 3 to the Third Amendment and Restatement of the Kindred Deferred Compensation Plan, effective as of August 1, 2014 (incorporated by reference to the Company’s Registration Statement on Form S-4 filed on December 15, 2014 (Comm. File No. 333-200963)).

10.10**

Amended and Restated Kindred Healthcare, Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q for the quarterly period ended March 31, 2009 (Comm. File No. 001-14057)).

10.11**	Kindred Healthcare, Inc. Short-Term Incentive Plan (incorporated by reference to Annex A to the Company’s Definitive Proxy Statement on Schedule 14A dated April 4, 2013 (Comm. File No. 001-14057)).

10.12**	Kindred Healthcare, Inc. Long-Term Incentive Plan (incorporated by reference to Annex B to the Company’s Definitive Proxy Statement on Schedule 14A dated April 4, 2013 (Comm. File No. 001-14057)).

10.13**

Consulting Agreement dated as of December 12, 2013 by and between Kindred Healthcare, Inc. and Edward L. Kuntz (incorporated by reference to Exhibit 10.13 to the Company’s Form 10-K for the year ended December 31, 2013 (Comm. File No. 001-14057)).

10.14**

Employment Agreement dated as of October 30, 2014 by and between Kindred Healthcare Operating, Inc. and Paul J. Diaz (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 31, 2014 (Comm. File No. 001-14057)).

10.15**

Change-in-Control Severance Agreement dated as of November 13, 2009 by and between Kindred Healthcare Operating, Inc. and Paul J. Diaz. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 19, 2009 (Comm. File No. 001-14057)).

10.16**

Letter Agreement dated as of March 25, 2013 by and between Kindred Healthcare, Inc. and Paul J. Diaz (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 22, 2013 (Comm. File No. 001-14057)).

10.17**

Employment Agreement to be effective as of February 2, 2015 by and between Kindred Healthcare Operating, Inc. and Kent H. Wallace (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 27, 2015 (Comm. File No. 001-14057)).

10.18**

Change-in-Control Severance Agreement to be effective as of February 2, 2015 by and between Kindred Healthcare Operating, Inc. and Kent H. Wallace (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 27, 2015 (Comm. File No. 001-14057)).

10.19**

Employment Agreement dated as of December 18, 2008 by and between Kindred Healthcare Operating, Inc. and M. Suzanne Riedman (incorporated by reference to Exhibit 10.25 to the Company’s Form 10-K for the year ended December 31, 2008 (Comm. File No. 001-14057)).

10.20**

Change-in-Control Severance Agreement dated as of November 13, 2009 by and between Kindred Healthcare Operating, Inc. and M. Suzanne Riedman (incorporated by reference to Exhibit 10.25 to the Company’s Form 10-K for the year ended December 31, 2009 (Comm. File No. 001-14057)).

10.21**

Employment Agreement dated as of May 17, 2012 by and between Kindred Healthcare Operating, Inc. and William M. Altman (incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q for the quarterly period ended June 30, 2012 (Comm. File No. 001-14057)).

10.22**

Change-in-Control Severance Agreement dated as of November 13, 2009 by and between Kindred Healthcare Operating, Inc. and William M. Altman (incorporated by reference to Exhibit 10.29 to the Company’s Form 10-K for the year ended December 31, 2009 (Comm. File No. 001-14057)).

Exhibit number	Description of document
10.23**

Employment Agreement dated as of May 17, 2012 by and between Kindred Healthcare Operating, Inc. and Joseph L. Landenwich (incorporated by reference to Exhibit 10.8 to the Company’s Form 10-Q for the quarterly period ended June 30, 2012 (Comm. File No. 001-14057)).

10.24**

Change-in-Control Severance Agreement dated as of November 13, 2009 by and between Kindred Healthcare Operating, Inc. and Joseph L. Landenwich (incorporated by reference to Exhibit 10.33 to the Company’s Form 10-K for the year ended December 31, 2009 (Comm. File No. 001-14057)).

10.25**

Employment Agreement dated as of September 20, 2012 by and between Kindred Healthcare Operating, Inc. and Benjamin A. Breier (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 21, 2012 (Comm. File No. 001-14057)).

10.26**

Employment Agreement dated as of October 30, 2014 and effective as of March 31, 2015, by and between Kindred Healthcare Operating, Inc. and Benjamin A. Breier (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 31, 2014 (Comm. File No. 001-14057)).

10.27**

Change-in-Control Severance Agreement dated as of November 13, 2009 by and between Kindred Healthcare Operating, Inc. and Benjamin A. Breier (incorporated by reference to Exhibit 10.35 to the Company’s Form 10-K for the year ended December 31, 2009 (Comm. File No. 001-14057)).

10.28**

Employment Agreement dated as of February 3, 2014 by and between Kindred Healthcare Operating, Inc. and Stephen D. Farber (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended March 31, 2014 (Comm. File No. 001-14057)).

10.29**

Change-in-Control Severance Agreement dated as of February 3, 2014 by and between Kindred Healthcare Operating, Inc. and Stephen D. Farber (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarterly period ended March 31, 2014 (Comm. File No. 001-14057)).

10.30**

Employment Agreement dated as of December 19, 2011 by and between Kindred Healthcare Operating, Inc. and Patricia M. Henry (incorporated by reference to Exhibit 10.34 to the Company’s Form 10-K for the year ended December 31, 2011 (Comm. File No. 001-14057)).

10.31**

Change-in-Control Severance Agreement dated as of June 1, 2011 by and between Kindred Healthcare Operating, Inc. and Patricia M. Henry (incorporated by reference to Exhibit 10.35 to the Company’s Form 10-K for the year ended December 31, 2011 (Comm. File No. 001-14057)).

10.32**

Employment Agreement dated as of June 3, 2013 by and between Kindred Healthcare Operating, Inc. and Stephen R. Cunanan (incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q for the quarterly period ended June 30, 2013 (Comm. File No. 001-14057)).

10.33**

Change-in-Control Severance Agreement dated as of June 3, 2013 by and between Kindred Healthcare Operating, Inc. and Stephen R. Cunanan (incorporated by reference to Exhibit 10.7 to the Company’s Form 10-Q for the quarterly period ended June 30, 2013 (Comm. File No. 001-14057)).

10.34**

Employment Agreement dated as of July 15, 2013 by and between Kindred Healthcare Operating, Inc. and Jon B. Rousseau (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarterly period ended September 30, 2013 (Comm. File No. 001-14057)).

10.35**

Change-in-Control Severance Agreement dated as of July 15, 2013 by and between Kindred Healthcare Operating, Inc. and Jon B. Rousseau (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarterly period ended September 30, 2013 (Comm. File No. 001-14057)).

10.36**

Employment Agreement dated as of September 30, 2013 by and between Kindred Healthcare Operating, Inc. and Steven L. Monaghan (incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q for the quarterly period ended September 30, 2013 (Comm. File No. 001-14057)).

10.37**

Change-in-Control Severance Agreement dated as of September 30, 2013 by and between Kindred Healthcare Operating, Inc. and Steven L. Monaghan (incorporated by reference to Exhibit 10.7 to the Company’s Form 10-Q for the quarterly period ended September 30, 2013 (Comm. File No. 001-14057)).

10.38**

Employment Agreement dated as of April 16, 2014 by and between Kindred Healthcare Operating, Inc. and Michael W. Beal (incorporated by reference to Exhibit 10.42 to the Company’s Form 10-K for the year ended December 31, 2013 (Comm. File No. 001-14057)).

Exhibit number	Description of document
10.39**

Change-in-Control Severance Agreement dated as of April 16, 2014 by and between Kindred Healthcare Operating, Inc. and Michael W. Beal (incorporated by reference to Exhibit 10.43 to the Company’s Form 10-K for the year ended December 31, 2013 (Comm. File No. 001-14057)).

10.40**	Amended and Restated Employment Agreement dated as of February 1, 2015 by and between Kindred Healthcare Operating, Inc. and David A. Causby.

10.41

Second Amended and Restated Master Lease Agreement No. 1 dated as of April 27, 2007 for Lease Executed by Ventas Realty, Limited Partnership, as Lessor and Kindred Healthcare, Inc. and Kindred Healthcare Operating, Inc. as Tenant (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarterly period ended June 30, 2007 (Comm. File No. 001-14057)).

10.42

Amendment to Memorandum of Lease and Specific Property Lease Amendment dated as of June 8, 2007 by and between Ventas Realty, Limited Partnership, as Lessor and Kindred Healthcare, Inc. and Kindred Healthcare Operating, Inc. as Tenant (incorporated by reference to Exhibit 10.47 to the Company’s Form 10-K for the year ended December 31, 2007 (Comm. File No. 001-14057)).

10.43

Amendment to Master Lease and Memorandum of Lease dated as of January 16, 2009 by and between Ventas Realty, Limited Partnership, as Lessor and Kindred Healthcare, Inc. and Kindred Healthcare Operating, Inc. as Tenant (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended March 31, 2009 (Comm. File No. 001-14057)).

10.44

Amendment to Memorandum of Lease and Specific Property Lease Amendment dated as of October 14, 2009 by and between Ventas Realty, Limited Partnership, as Lessor and Kindred Healthcare, Inc. and Kindred Healthcare Operating, Inc. as Tenant (incorporated by reference to Exhibit 10.43 to the Company’s Form 10-K for the year ended December 31, 2009 (Comm. File No. 001-14057)).

10.45

Side Letter dated as of March 1, 2013 to the Second Amended and Restated Master Lease Agreement No. 1 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended March 31, 2013 (Comm. File No. 001-14057)).

10.46

Second Amended and Restated Master Lease Agreement No. 2 dated as of April 27, 2007 for Lease Executed by Ventas Realty, Limited Partnership, as Lessor and Kindred Healthcare, Inc. and Kindred Healthcare Operating, Inc. as Tenant (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q for the quarterly period ended June 30, 2007 (Comm. File No. 001-14057)).

10.47

Notice of Renewal of Renewal Group 1 dated as of April 26, 2012 under that Second Amended and Restated Master Lease Agreement No. 2 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarterly period ended June 30, 2012 (Comm. File No. 001-14057)).

10.48

Second Amended and Restated Master Lease Agreement No. 4 dated as of April 27, 2007 for Lease Executed by Ventas Realty, Limited Partnership, as Lessor and Kindred Healthcare, Inc. and Kindred Healthcare Operating, Inc. as Tenant (incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q for the quarterly period ended June 30, 2007 (Comm. File No. 001-14057)).

10.49

Amendment to Master Lease and Memorandum of Lease dated as of August 7, 2007 by and among Ventas Realty, Limited Partnership, as Lessor and Kindred Healthcare, Inc. and Kindred Healthcare Operating, Inc. as Tenant (incorporated by reference to Exhibit 10.51 to the Company’s Form 10-K for the year ended December 31, 2007 (Comm. File No. 001-14057)).

10.50

Notice of Renewal of Renewal Group 1 dated as of April 26, 2012 under that Second Amended and Restated Master Lease Agreement No. 4 (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarterly period ended June 30, 2012 (Comm. File No. 001-14057)).

10.51

Renewal Notice to Lessor dated April 30, 2009 regarding the Second Amended and Restated Master Lease Agreements Nos. 1-4 between Ventas Realty, Limited Partnership, as Lessor and Kindred Healthcare, Inc. and Kindred Healthcare Operating, Inc. as Tenant (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended June 30, 2009 (Comm. File No. 001-14057)).

10.52

Side Letter dated as of May 23, 2012 to the Second Amended and Restated Master Lease Agreements Nos. 1, 2, 3 and 4 (incorporated by reference to Exhibit 10.10 to the Company’s Form 10-Q for the quarterly period ended June 30, 2012 (Comm. File No. 001-14057)).

Exhibit number	Description of document
10.53

Side Letter dated as of January 29, 2013 to the Second Amended and Restated Master Lease Agreements Nos. 1, 2, 3 and 4 (incorporated by reference to Exhibit 10.49 to the Company’s Form 10-K for the year ended December 31, 2012 (Comm. File No. 001-14057)).

10.54

Side Letter, dated as of May 1, 2013 to the Second Amended and Restated Master Lease Agreement Nos. 1, 2, 3 and 4 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended June 30, 2013 (Comm. File No. 001-14057)).

10.55

Amended and Restated Master Lease Agreement No. 5, dated as of September 30, 2013 between Ventas Realty, Limited Partnership, as Lessor and Kindred Healthcare, Inc. and Kindred Healthcare Operating, Inc., as Tenant (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 3, 2013 (Comm. File No. 001-14057)).

10.56

Agreement Regarding Master Leases, dated as of September 30, 2013 between Ventas Realty, Limited Partnership, as Lessor and Kindred Healthcare, Inc. and Kindred Healthcare Operating, Inc., as Tenant (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 3, 2013 (Comm. File No. 001-14057)).

10.57

Agreement Regarding Master Leases No. 2, effective as of December 31, 2014, among Kindred Healthcare, Inc., Kindred Healthcare Operating, Inc. and Ventas Realty, Limited Partnership (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 29, 2014 (Comm. File No. 001-14057)).

10.58

Master Lease Agreement dated as of February 28, 2006 by and between HCRI Massachusetts Properties Trust II, as Lessor and Kindred Nursing Centers East, L.L.C., as Tenant (incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q for the quarterly period ended March 31, 2006 (Comm. File No. 001-14057)).

10.59

First Amendment to Master Lease Agreement dated as of June 20, 2007 by and between HCRI Massachusetts Properties Trust II, as Lessor and Kindred Nursing Centers East, L.L.C., as Tenant (incorporated by reference to Exhibit 10.59 to the Company’s Form 10-K for the year ended December 31, 2007 (Comm. File No. 001-14057)).

10.60

Termination of Lease and Notice of Lease dated as of January 22, 2010 by and among HCRI Massachusetts Properties Trust, HCRI Massachusetts Properties Trust II and Kindred Hospitals East, L.L.C. (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended March 31, 2010 (Comm. File No. 001-14057)).

10.61

Termination of Lease and Notice of Lease dated as of January 22, 2010 by and among HCRI Massachusetts Properties Trust, HCRI Massachusetts Properties Trust II, Kindred Hospitals East, L.L.C. and KND Real Estate 26, L.L.C (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarterly period ended March 31, 2010 (Comm. File No. 001-14057)).

10.62

Agreement and Plan of Reorganization between the Company and Ventas, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Form 10, as amended, dated April 27, 1998 (Comm. File No. 001-14057)).

10.63**

Kindred Healthcare, Inc. 2001 Stock Incentive Plan, Amended and Restated (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 23, 2008 (Comm. File No. 001-14057)).

10.64**

Form of Kindred Healthcare, Inc. Non-Qualified Stock Option Grant Agreement under the 2001 Stock Incentive Plan, Amended and Restated (incorporated by reference to Exhibit 10.64 to the Company’s Form 10-K for the year ended December 31, 2008 (Comm. File No. 001-14057)).

10.65**

Form of Kindred Healthcare, Inc. Incentive Stock Option Grant Agreement under the 2001 Stock Incentive Plan, Amended and Restated (incorporated by reference to Exhibit 10.65 to the Company’s Form 10-K for the year ended December 31, 2008 (Comm. File No. 001-14057)).

10.66**

Form of Kindred Healthcare, Inc. Restricted Share Award Agreement under the 2001 Stock Incentive Plan, Amended and Restated (incorporated by reference to Exhibit 10.66 to the Company’s Form 10-K for the year ended December 31, 2008 (Comm. File No. 001-14057)).

10.67**

Form of Kindred Healthcare, Inc. Performance Unit Award Agreement under the 2001 Stock Incentive Plan, Amended and Restated (incorporated by reference to Exhibit 10.68 to the Company’s Form 10-K for the year ended December 31, 2008 (Comm. File No. 001-14057)).

10.68**

Kindred Healthcare, Inc. 2001 Equity Plan for Non-Employee Directors (Amended and Restated) (incorporated by reference to Exhibit 10.69 to the Company’s Form 10-K for the year ended December 31, 2008 (Comm. File No. 001-14057)).

Exhibit number	Description of document
10.69**

Form of Kindred Healthcare, Inc. Non-Qualified Stock Option Grant Agreement under the 2001 Equity Plan for Non-Employee Directors (Amended and Restated) (incorporated by reference to Exhibit 10.70 to the Company’s Form 10-K for the year ended December 31, 2008 (Comm. File No. 001-14057)).

10.70**

Form of Amendment No. 1 to Non-Discretionary Non-Qualified Stock Option Grant Agreement under the 2001 Equity Plan for Non-Employee Directors (Amended and Restated) (incorporated by reference to Exhibit 10.72 to the Company’s Form 10-K for the year ended December 31, 2008 (Comm. File No. 001-14057)).

10.71**

Form of Amendment No. 1 to Discretionary Non-Qualified Stock Option Grant Agreement under the 2001 Equity Plan for Non-Employee Directors (Amended and Restated) (incorporated by reference to Exhibit 10.73 to the Company’s Form 10-K for the year ended December 31, 2008 (Comm. File No. 001-14057)).

10.72**

Kindred Healthcare, Inc. 2011 Stock Incentive Plan, Amended and Restated (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed on February 2, 2015 (Comm. File No. 333-201830)).

10.73**

Form of Restricted Share Award Agreement under the 2011 Stock Incentive Plan, Amended and Restated (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 25, 2014 (Comm. File No. 001-14057)).

10.74**

Form of Performance Unit Award Agreement under the 2011 Stock Incentive Plan, Amended and Restated (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 25, 2014 (Comm. File No. 001-14057)).

10.75**

Form of Incentive Stock Option Grant Agreement under the 2011 Stock Incentive Plan, Amended and Restated (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 25, 2014 (Comm. File No. 001-14057)).

10.76**

Form of Non-Qualified Stock Option Grant Agreement under the 2011 Stock Incentive Plan, Amended and Restated (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on July 25, 2014 (Comm. File No. 001-14057)).

10.77**

Form of Stock Bonus Award Agreement under the 2011 Stock Incentive Plan, Amended and Restated (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on July 25, 2014 (Comm. File No. 001-14057)).

10.78**

Kindred Healthcare, Inc. 2012 Equity Plan for Non-Employee Directors (incorporated by reference to Annex A to the Company’s Definitive Proxy Statement on Schedule 14A dated April 3, 2012 (Comm. File No. 001-14057)).

10.79**

Form of Kindred Healthcare, Inc. Restricted Share Award Agreement under the 2012 Equity Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.80 to the Company’s Form 10-K for the year ended December 31, 2012 (Comm. File No. 001-14057)).

10.80**

Form of Kindred Healthcare, Inc. Non-Qualified Stock Option Grant Agreement under the 2012 Equity Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.81 to the Company’s Form 10-K for the year ended December 31, 2012 (Comm. File No. 001-14057)).

10.81**

Gentiva Health Services, Inc. 2004 Equity Incentive Plan, Amended and Restated (incorporated by reference to Exhibit 4.5 to Kindred’s Registration Statement on Form S-8 dated February 2, 2015 (Comm. File No. 333-201831)).

10.82**

Amendment No. 1 to the Gentiva Health Services, Inc. 2004 Equity Incentive Plan, Amended and Restated (incorporated by reference to Exhibit 4.6 to Kindred’s Registration Statement on Form S-8 dated February 2, 2015 (Comm. File No. 333-201831)).

10.83**

Amendment No. 2 to the Gentiva Health Services, Inc. 2004 Equity Incentive Plan, Amended and Restated (incorporated by reference to Exhibit 4.7 to Kindred’s Registration Statement on Form S-8 dated February 2, 2015 (Comm. File No. 333-201831)).

10.84**

Amendment No. 3 to the Gentiva Health Services, Inc. 2004 Equity Incentive Plan, Amended and Restated (incorporated by reference to Exhibit 4.8 to Kindred’s Registration Statement on Form S-8 dated February 2, 2015 (Comm. File No. 333-201831)).

10.85

Corporate Integrity Agreement, effective February 15, 2012, between the Office of Inspector General of the Department of Health and Human Services and Odyssey HealthCare, Inc. (incorporated by reference to Exhibit 10.5 to Gentiva Health Services, Inc.’s  Form 10-Q for the quarterly period ended March 31, 2012 (Comm. File No. 001-15669)).

Exhibit number	Description of document

10.86	Other Debt Instruments—Copies of debt instruments for which the related debt is less than 10% of total assets will be furnished to the SEC upon request.

21	List of Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm.

31	Rule 13a-14(a)/15d-14(a) Certifications.

32	Section 1350 Certifications.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	The Company will furnish supplementally to the SEC upon request a copy of any omitted exhibit or schedule.
**	Compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of this Annual Report on Form 10-K.
(b)	Exhibits.

The response to this portion of Item 15 is submitted as a separate section of this Annual Report on Form 10-K.

(c)	Financial Statement Schedules.

The response to this portion of Item 15 is included on page F-67 of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 2, 2015	KINDRED HEALTHCARE, INC.

	By:	/s/ Paul J. Diaz
Paul J. Diaz Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Joel Ackerman Joel Ackerman	Director	March 2, 2015
/s/ Jonathan D. Blum Jonathan D. Blum	Director	March 2, 2015
/s/ Thomas P. Cooper, M.D. Thomas P. Cooper, M.D.	Director	March 2, 2015
/s/ Heyward R. Donigan Heyward R. Donigan	Director	March 2, 2015
/s/ Richard Goodman Richard Goodman	Director	March 2, 2015
/s/ Christopher T. Hjelm Christopher T. Hjelm	Director	March 2, 2015
/s/ Frederick J. Kleisner Frederick J. Kleisner	Director	March 2, 2015
/s/ John H. Short, Ph.D. John H. Short, Ph.D.	Director	March 2, 2015
/s/ Phyllis R. Yale Phyllis R. Yale	Chair of the Board	March 2, 2015
/s/ Paul J. Diaz Paul J. Diaz	Director and Chief Executive Officer (Principal Executive Officer)	March 2, 2015
/s/ Stephen D. Farber Stephen D. Farber	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	March 2, 2015
/s/ John J. Lucchese John J. Lucchese	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 2, 2015

KINDRED HEALTHCARE, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULES

(a)	All other schedules have been omitted because the required information is not present or not present in material amounts.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

of Kindred Healthcare, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Kindred Healthcare, Inc. and its subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/   PRICEWATERHOUSECOOPERS LLP

Louisville, Kentucky

March 2, 2015

KINDRED HEALTHCARE, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(In thousands, except per share amounts)

	Year ended December 31,
	2014	2013	2012
Revenues	$5,027,599	$4,775,235		$4,793,342
Salaries, wages and benefits	2,442,879	2,364,138		2,349,297
Supplies	289,043	286,266		300,836
Rent	313,039	302,192		294,789
Other operating expenses	679,992	633,906		629,779
General and administrative expenses (exclusive of depreciation and amortization expense included below)	977,823	906,620		860,346
Other (income) expense	(872)	(861)		26
Impairment charges	−	77,193		108,953
Depreciation and amortization	155,570	152,945		158,085
Interest expense	168,763	108,008		107,825
Investment income	(3,996)	(4,046)		(986)
	5,022,241	4,826,361		4,808,950
Income (loss) from continuing operations before income taxes	5,358	(51,126)		(15,608)
Provision (benefit) for income taxes	462	(10,493)		30,341
Income (loss) from continuing operations	4,896	(40,633)		(45,949)
Discontinued operations, net of income taxes:
Income (loss) from operations	(53,630)	(40,315)		11,370
Loss on divestiture of operations	(12,698)	(83,887)		(4,745)
Income (loss) from discontinued operations	(66,328)	(124,202)		6,625
Net loss	(61,432)	(164,835)		(39,324)
(Earnings) loss attributable to noncontrolling interests
Continuing operations	(18,872)	(3,890)		(1,382)
Discontinued operations	467	233		339
	(18,405)	(3,657)		(1,043)
Loss attributable to Kindred	$(79,837)	$(168,492)		$(40,367)
Amounts attributable to Kindred stockholders:
Loss from continuing operations	$(13,976)	$(44,523)		$(47,331)
Income (loss) from discontinued operations	(65,861)	(123,969)		6,964
Net loss	$(79,837)	$(168,492)		$(40,367)
Loss per common share:
Basic:
Loss from continuing operations	$(0.24)	$(0.85)		$(0.92)
Discontinued operations:
Income (loss) from operations	(0.91)	(0.77)		0.23
Loss on divestiture of operations	(0.21)	(1.61)		(0.09)
Income (loss) from discontinued operations	(1.12)	(2.38)		0.14
Net loss	$(1.36)	$(3.23)		$(0.78)
Diluted:
Loss from continuing operations	$(0.24)	$(0.85)		$(0.92)
Discontinued operations:
Income (loss) from operations	(0.91)	(0.77)		0.23
Loss on divestiture of operations	(0.21)	(1.61)		(0.09)
Income (loss) from discontinued operations	(1.12)	(2.38)		0.14
Net loss	$(1.36)	$(3.23)		$(0.78)
Shares used in computing loss per common share:
Basic	58,634	52,249		51,659
Diluted	58,634	52,249		51,659
Cash dividends declared and paid per common share	$0.48	$0.24	$	−

See accompanying notes.

KINDRED HEALTHCARE, INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS

(In thousands)

	Year ended December 31,
	2014	2013	2012
Net loss	$(61,432)	$(164,835)	$(39,324)
Other comprehensive income (loss):
Available-for-sale securities (See Note 10):
Change in unrealized investment gains	1,007	2,877	1,383
Reclassification of gains realized in net loss	(2,803)	(3,237)	(95)
Net change	(1,796)	(360)	1,288
Interest rate swaps (See Notes 1 and 12):
Change in unrealized gains (losses)	(2,237)	1,212	(1,834)
Reclassification of ineffectiveness realized in net gain (loss)	227	(373)	−
Reclassification of losses realized in net loss, net of payments	809	−	206
Net change	(1,201)	839	(1,628)
Defined benefit post-retirement plan:
Unrealized gain (loss) due to fair value adjustments	(1,337)	2,466	(590)
Income tax expense (benefit) related to items of other comprehensive income (loss)	2,035	(1,315)	517
Other comprehensive income (loss)	(2,299)	1,630	(413)
Comprehensive loss	(63,731)	(163,205)	(39,737)
Earnings attributable to noncontrolling interests	(18,405)	(3,657)	(1,043)
Comprehensive loss attributable to Kindred	$(82,136)	$(166,862)	$(40,780)

See accompanying notes.

KINDRED HEALTHCARE, INC.

CONSOLIDATED BALANCE SHEET

(In thousands, except per share amounts)

	December 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$164,188	$35,972
Cash–restricted	2,293	3,713
Insurance subsidiary investments	99,951	96,295
Accounts receivable less allowance for loss of $52,855 – 2014 and $41,025 – 2013	944,219	916,529
Inventories	25,702	25,780
Deferred tax assets	82,391	37,920
Income taxes	8,575	36,846
Interest deposit on senior unsecured notes due 2020 and 2023 held in escrow	23,438	−
Other	39,305	43,673
	1,390,062	1,196,728
Property and equipment, at cost:
Land	84,975	82,444
Buildings	1,013,146	984,134
Equipment	853,382	815,670
Construction in progress	26,650	24,118
	1,978,153	1,906,366
Accumulated depreciation	(1,076,049)	(979,791)
	902,104	926,575
Goodwill	997,597	992,102
Intangible assets less accumulated amortization of $68,043 – 2014 and $52,211 – 2013	400,700	423,303
Assets held for sale	3,475	20,978
Insurance subsidiary investments	166,045	149,094
Deferred tax assets	11,174	17,043
Proceeds from senior unsecured notes due 2020 and 2023 held in escrow	1,350,000	−
Acquisition deposit	195,000	−
Other	236,807	220,046
Total assets	$5,652,964	$3,945,869
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$175,725	$181,772
Salaries, wages and other compensation	358,857	361,192
Due to third party payors	43,957	33,747
Professional liability risks	64,137	60,993
Other accrued liabilities	189,980	146,495
Long-term debt due within one year	24,607	8,222
	857,263	792,421
Long-term debt – senior unsecured notes due 2020 and 2023	1,350,000	–
Long-term debt – other	1,502,531	1,579,391
Professional liability risks	243,614	246,230
Deferred credits and other liabilities	213,584	206,611
Commitments and contingencies (Note 14)
Equity:
Stockholders’ equity:
Preferred stock, $0.25 par value; authorized 1,000 shares; none issued and outstanding	–	–
Common stock, $0.25 par value; authorized 175,000 shares; issued 69,977 shares – 2014 and 54,165 shares – 2013	17,494	13,541
Capital in excess of par value	1,586,692	1,146,193
Accumulated other comprehensive loss	(2,551)	(252)
Accumulated deficit	(159,768)	(76,825)
	1,441,867	1,082,657
Noncontrolling interests	44,105	38,559
Total equity	1,485,972	1,121,216
Total liabilities and equity	$5,652,964	$3,945,869

See accompanying notes.

KINDRED HEALTHCARE, INC.

CONSOLIDATED STATEMENT OF EQUITY

(In thousands)

		Attributable to Kindred stockholders
	Redeemable noncontrolling interests	Shares of common stock	Par value common stock	Capital in excess of par value	Accumulated other comprehensive income/(loss)	Retained earnings (deficit)	Nonredeemable noncontrolling interests	Total
Balances, December 31, 2011	$9,704	52,116	$13,029	$1,138,189	$(1,469)	$139,172	$31,620	$1,320,541
Comprehensive income (loss):
Net income (loss)	140					(40,367)	903	(39,464)
Net unrealized investment gains, net of income taxes					837			837
Other					(1,250)			(1,250)
Comprehensive income (loss)	140							(39,877)
Grant of non-vested restricted stock		1,079	270	(270)				–
Issuance of common stock in connection with employee benefit plans		248	62	85				147
Shares tendered by employees for statutory tax withholdings upon issuance of common stock		(163)	(41)	(1,863)		(6)		(1,910)
Stock-based compensation amortization				10,852				10,852
Income tax provision in connection with the issuance of common stock under employee benefit plans				(2,405)				(2,405)
Contributions made by noncontrolling interests							200	200
Distributions to noncontrolling interests	(571)						(3,258)	(3,258)
Purchase of noncontrolling interests	(2,031)			1,334			(22)	1,312
Reclassification of noncontrolling interests	(7,242)						7,242	7,242
Balances, December 31, 2012	–	53,280	13,320	1,145,922	(1,882)	98,799	36,685	1,292,844
Comprehensive loss:
Net income (loss)						(168,492)	3,657	(164,835)
Net unrealized investment losses, net of income taxes					(234)			(234)
Other					1,864			1,864
Comprehensive loss								(163,205)
Grant of non-vested restricted stock		756	189	(189)				–
Issuance of common stock in connection with employee benefit plans		411	103	496		(138)		461
Shares tendered by employees for statutory tax withholdings upon issuance of common stock		(282)	(71)	(2,787)		(495)		(3,353)
Stock-based compensation amortization				11,183				11,183
Income tax provision in connection with the issuance of common stock under employee benefit plans				(1,930)				(1,930)
Contribution made by noncontrolling interests							268	268
Distributions to noncontrolling interests							(2,051)	(2,051)
Dividends paid				(6,502)		(6,499)		(13,001)
Balances, December 31, 2013	–	54,165	13,541	1,146,193	(252)	(76,825)	38,559	1,121,216
Comprehensive loss:
Net income (loss)						(79,837)	18,405	(61,432)
Net unrealized investment losses, net of income taxes					(1,167)			(1,167)
Other					(1,132)			(1,132)
Comprehensive loss								(63,731)
Grant of non-vested restricted stock		473	118	(118)				–
Issuance of common stock in connection with employee benefit plans		511	128	6,590		(475)		6,243
Shares tendered by employees for statutory tax withholdings upon issuance of common stock		(291)	(73)	(3,580)		(2,631)		(6,284)
Stock-based compensation amortization				16,643				16,643
Income tax provision in connection with the issuance of common stock under employee benefit plans				(801)				(801)
Equity offerings, net of costs		15,119	3,780	317,570				321,350
Tangible equity units, net of costs				132,789				132,789
Contribution made by noncontrolling interests							833	833
Distributions to noncontrolling interests							(13,692)	(13,692)
Dividends paid				(28,594)				(28,594)
Balances, December 31, 2014	$–	69,977	$17,494	$1,586,692	$(2,551)	$(159,768)	$44,105	$1,485,972
See accompanying notes.

KINDRED HEALTHCARE, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

	Year ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net loss	$(61,432)	$(164,835)	$(39,324)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	160,950	182,389	201,484
Amortization of stock-based compensation costs	16,643	11,183	10,852
Amortization of deferred financing costs	23,288	11,905	9,683
Payment of capitalized lender fees related to debt issuance	(22,652)	(6,189)	(2,940)
Provision for doubtful accounts	41,803	44,640	23,692
Deferred income taxes	(35,615)	(36,650)	(11,524)
Impairment charges	673	87,825	110,856
Loss on divestiture of discontinued operations	12,698	83,887	4,745
Other	2,336	4,301	1,772
Change in operating assets and liabilities:
Accounts receivable	(74,378)	52,271	(58,705)
Inventories and other assets	(25,960)	4,262	(29,382)
Accounts payable	(9,399)	(22,095)	(6,515)
Income taxes	31,728	(17,032)	29,991
Due to third party payors	11,177	(1,671)	(2,723)
Other accrued liabilities	33,611	(34,779)	20,600
Net cash provided by operating activities	105,471	199,412	262,562
Cash flows from investing activities:
Routine capital expenditures	(91,081)	(100,908)	(115,175)
Development capital expenditures	(5,257)	(11,824)	(50,322)
Acquisitions, net of cash acquired	(24,136)	(224,319)	(178,212)
Acquisition deposit	(195,000)	−	−
Sale of assets	23,861	250,606	1,260
Proceeds from senior unsecured notes offering held in escrow	(1,350,000)	−	−
Interest in escrow for senior unsecured notes due 2020 and 2023	(23,438)	−	−
Purchase of insurance subsidiary investments	(105,324)	(46,127)	(38,041)
Sale of insurance subsidiary investments	51,716	49,954	38,363
Net change in insurance subsidiary cash and cash equivalents	33,683	(44,077)	(21,285)
Change in other investments	1,406	122	1,465
Other	679	376	(539)
Net cash used in investing activities	(1,682,891)	(126,197)	(362,486)
Cash flows from financing activities:
Proceeds from borrowings under revolving credit	1,551,515	1,675,800	1,784,300
Repayment of borrowings under revolving credit	(1,807,615)	(1,740,400)	(1,757,100)
Proceeds from issuance of senior unsecured notes due 2022	500,000	–	–
Proceeds from issuance of senior unsecured notes due 2020 and 2023	1,350,000	–	–
Proceeds from issuance of term loan, net of discount	997,500	–	97,500
Proceeds from issuance of debt component of tangible equity units	34,773	–	–
Repayment of senior unsecured notes	(550,000)	–	–
Repayment of term loan	(788,563)	(5,937)	(7,000)
Repayment of other long-term debt	(273)	(939)	(3,664)
Payment of deferred financing costs	(3,431)	(1,666)	(1,465)
Equity offering, net of offering costs	321,968	–	–
Issuance of equity component of tangible equity units, net of issuance costs	133,336	–	–
Issuance of common stock in connection with employee benefit plans	6,243	461	147
Dividends paid	(28,594)	(13,001)	−
Contribution made by noncontrolling interests	–	–	200
Distributions to noncontrolling interests	(13,692)	(2,051)	(3,829)
Purchase of noncontrolling interests	–	–	(719)
Other	2,469	483	–
Net cash provided by (used in) financing activities	1,705,636	(87,250)	108,370
Change in cash and cash equivalents	128,216	(14,035)	8,446
Cash and cash equivalents at beginning of period	35,972	50,007	41,561
Cash and cash equivalents at end of period	$164,188	$35,972	$50,007
Supplemental information:
Interest payments	$120,504	$97,227	$95,638
Income tax payments (refunds)	(29,297)	17,386	20,705
Rental payments to Ventas, Inc.	192,144	248,466	260,332

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

Basis of presentation

The consolidated financial statements include all subsidiaries that the Company controls, including variable interest entities for which the Company is the primary beneficiary. All intercompany transactions have been eliminated.

The Company has completed several transactions related to the divestiture of unprofitable hospitals and nursing centers to improve its future operating results. For accounting purposes, the operating results of these businesses and the losses or impairments associated with these transactions have been classified as discontinued operations in the accompanying consolidated statement of operations for all periods presented. Assets not sold at December 31, 2014 have been measured at the lower of carrying value or estimated fair value less costs of disposal and have been classified as held for sale in the accompanying consolidated balance sheet. See Notes 4 and 5.

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles and include amounts based upon the estimates and judgments of management. Actual amounts may differ from those estimates.

Recently issued accounting requirements

In February 2015, the Financial Accounting Standards Board (the “FASB”) issued authoritative guidance which changes the evaluation of certain legal entities for consolidation. Specifically, the amendments (i) modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (“VIEs”) or voting interest entities, (ii) eliminate the presumption that a general partner should consolidate a limited partnership, (iii) affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships and (iv) provide a scope exception from consolidation guidance for reporting entities with interests in legal entities in certain investment funds. The guidance is effective for all interim and annual reporting periods beginning after December 15, 2015. Early adoption is permitted for all entities. The amendments are not expected to have an impact on the Company’s business, financial position, results of operations or liquidity.

In January 2015, the FASB issued authoritative guidance to eliminate from GAAP the concept of extraordinary items. The FASB issued this update as part of its initiative to reduce complexity in accounting standards, also referred to as the Simplification Initiative. The guidance is effective for all interim and annual reporting periods beginning after December 15, 2015. Early adoption is permitted for all entities. The amendments will not have an impact on the Company’s business, financial position, results of operations or liquidity.

In August 2014, the FASB issued authoritative guidance requiring management to evaluate whether there are conditions and events that raise substantial doubt about the entity’s ability to continue as a going concern and to provide disclosures in certain circumstances. The ASU is effective for annual and interim periods beginning after December 15, 2016. The Company does not expect this guidance to have a material impact on its consolidated financial statements.

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

Reclassifications

General and administrative expenses have been presented separately on the statement of operations for all periods presented. Historically, these expenses were included in three line items of the Company’s statement of operations: (i) salaries, wages and benefits, (ii) supplies and (iii) other operating expenses. The Company will continue to present separate line items for salaries, wages and benefits, supplies and other operating expenses as components of the Company’s cost of services.

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

A summary of revenues by payor type follows (in thousands):

	Year ended December 31,
	2014	2013	2012
Medicare	$2,087,261	$1,990,736	$2,022,835
Medicaid	601,645	541,614	526,342
Medicare Advantage	374,431	363,520	348,112
Medicaid Managed	127,707	83,347	84,680
Other	2,051,812	1,999,173	2,008,755
	5,242,856	4,978,390	4,990,724
Eliminations	(215,257)	(203,155)	(197,382)
	$5,027,599	$4,775,235	$4,793,342

Cash and cash equivalents

Cash and cash equivalents include highly liquid investments with an original maturity of three months or less when purchased. The Company reclassifies outstanding checks in excess of funds on deposit. As of December 31, 2014, $43.5 million was reclassified to accounts payable and $3.3 million was reclassified to salaries, wages and other compensation. As of December 31, 2013, $41.7 million was reclassified to accounts payable and $4.0 million was reclassified to salaries, wages and other compensation.

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

The provision for doubtful accounts totaled $31.1 million for 2014, $25.9 million for 2013 and $9.6 million for 2012.

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

Property and equipment

Property and equipment is carried at cost less accumulated depreciation. Depreciation expense, computed by the straight-line method, was $133.9 million for 2014, $130.8 million for 2013 and $136.1 million for 2012. These amounts include amortization of assets recorded under capital leases. Depreciation rates for buildings range generally from 20 to 45 years. Leasehold improvements are depreciated over their estimated useful lives or the remaining lease term, whichever is shorter. Estimated useful lives of equipment vary from five to 15 years. Depreciation expense is not recorded for property and equipment classified as held for sale.

Interest costs incurred during the construction of the Company’s development projects are capitalized. Capitalized interest for the year ended December 31, 2014 was immaterial. Capitalized interest for the years ended December 31, 2013 and 2012 was $0.1 million and $2.4 million, respectively. Repairs and maintenance are expensed as incurred.

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

In assessing the carrying values of long-lived assets, the Company estimates future cash flows at the lowest level for which there are independent, identifiable cash flows. For this purpose, these cash flows are aggregated based upon the contractual agreements underlying the operation of the facility or group of facilities. Generally, an individual facility for hospitals or nursing centers, skilled nursing rehabilitation services reporting unit, hospital rehabilitation services reporting unit or locations within the care management division are considered the lowest level for which there are independent, identifiable cash flows. However, to the extent that groups of facilities are leased under a master lease agreement in which the operations of a facility and compliance with the lease terms are interdependent upon other facilities in the agreement (including the Company’s ability to renew the lease or divest a particular property), the Company defines the group of facilities under a master lease agreement as the lowest level for which there are independent, identifiable cash flows. Accordingly, the estimated cash flows of all facilities within a master lease agreement are aggregated for purposes of evaluating the carrying values of long-lived assets.

Losses associated with the disposition or planned disposition of long-lived assets for the three years ended December 31, 2014 are discussed in Note 4.

On July 29, 2011, the Centers for Medicare and Medicaid Services (“CMS”) issued final rules which, among other things, significantly reduced Medicare payments to nursing centers and changed the reimbursement for the provision of group rehabilitation therapy services to Medicare beneficiaries beginning October 1, 2011 (the “2011 CMS Rules”). In connection with the 2011 CMS Rules, the Company determined that the impact of the 2011 CMS Rules was a triggering event in the third quarter of 2011 and accordingly tested the recoverability of nursing center property and equipment asset groups impacted by the reduced Medicare payments. The Company recorded pretax impairment charges aggregating $1.1 million ($0.7 million net of income taxes) for the year ended December 31, 2013 and $1.0 million ($0.6 million net of income taxes) for the year ended December 31, 2012 of property and equipment expended to reflect the amount by which the carrying value of certain assets exceeded their estimated fair value. The impairment charges did not impact the Company’s cash flows or liquidity.

Goodwill and intangible assets

Goodwill and indefinite-lived intangible assets primarily originated from business combinations accounted for as purchase transactions. Indefinite-lived intangible assets consist of trade names, Medicare certifications and certificates of need.

A summary of goodwill by reporting unit follows (in thousands):

	Hospitals		Nursing centers		Skilled nursing rehabilitation services		Hospital rehabilitation services		Home health	Hospice		Total
Balances, December 31, 2012		$747,065	$	−	$	−		$168,019	$99,317		$26,865	$1,041,266
Acquisitions		2,546		−		−		5,315	89,605		105	97,571
Dispositions (See Note 4)		(70,131)		−		−		−	−		−	(70,131)
Impairment charges		−		−		−		−	(76,082)		−	(76,082)
Other (1)		−		−		−		−	(462)		(60)	(522)
Balances, December 31, 2013		679,480		−		−		173,334	112,378		26,910	992,102
Acquisitions		−		−		−		−	983		−	983
Other (1)		−		−		−		284	4,228		−	4,512
Balances, December 31, 2014		$679,480	$	−	$	−		$173,618	$117,589		$26,910	$997,597
Accumulated impairment charges:
December 31, 2013	$	−		$(6,080)		$(153,898)	$	−	$(76,082)	$	−	$(236,060)
December 31, 2014	$	−		$(6,080)		$(153,898)	$	−	$(76,082)	$	−	$(236,060)
(1)	Other consists primarily of non-cash adjustments related to acquisitions within the measurement period.

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

In connection with the preparation of the Company’s operating results for the fourth quarter of 2013, the Company determined that the impact of regulatory changes announced on November 22, 2013 related to the Company’s home health reporting unit was an impairment triggering event. The regulatory changes resulted from action by CMS to, among other changes, rebase home health payment rates by reducing the national standardized 60 day episode payment rate by approximately 2.8% in each of the next four years beginning January 1, 2014. The Company tested the recoverability of the home health reporting unit goodwill, other intangible assets and long-lived assets. The Company recorded a pretax impairment charge aggregating $76.1 million ($58.3 million net of income taxes) in the fourth quarter of 2013 to reflect the amount by which the carrying value of its home health reporting unit goodwill exceeded the estimated fair value. The Company determined that other intangible assets and long-lived assets in the home health reporting unit were not impaired.

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

The goodwill impairment test involves a two-step process. The first step is a comparison of each reporting unit’s fair value to its carrying value. If the carrying value of the reporting unit is greater than its fair value, there is an indication that impairment may exist and the second step must be performed to measure the amount of impairment loss, if any. Based upon the results of the step one impairment test for goodwill for the Company’s hospitals, hospital rehabilitation services, home health and hospice reporting units for the year ended December 31, 2014, no impairment charges were recorded. Based upon the results of the step one impairment test for goodwill for hospitals, hospital rehabilitation services and hospice reporting units for the year ended December 31, 2013, no goodwill impairment charges were recorded in connection with the Company’s annual impairment test. Based upon the results of the step one impairment test for goodwill for the Company’s hospitals, hospital rehabilitation services, home health and hospice reporting units for the year ended December 31, 2012, no impairment charges were recorded.

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

The Company has determined that there was no other goodwill or other intangible asset impairments as of December 31, 2014. However, adverse changes in the operating environment and related key assumptions used to determine the fair value of the Company’s reporting units and indefinite-lived intangible assets or declines in the value of the Company’s Common Stock (as defined) may result in future impairment charges for a portion or all of these assets. Specifically, if the rate of growth of government and commercial revenues earned by the Company’s reporting units were to be less than projected or if healthcare reforms were to negatively impact the Company’s business, an impairment charge of a portion or all of these assets may be required. An impairment charge could have a material adverse effect on the Company’s business, financial position and results of operations, but would not be expected to have an impact on the Company’s cash flows or liquidity.

The Company’s indefinite-lived intangible assets consist of trade names, Medicare certifications and certificates of need. The fair values of the Company’s indefinite-lived intangible assets are derived from current market data, including comparable sales or royalty rates, and projections at a facility or location level which include management’s best estimates of economic and market conditions over the projected period. Significant assumptions include growth rates in the number of admissions, patient days, reimbursement rates, operating costs, rent expense, capital expenditures, terminal value growth rates, changes in working capital requirements and weighted average cost of capital.

Based upon the results of the annual impairment test for indefinite-lived intangible assets discussed above for the years ended December 31, 2014, 2013 and 2012, no impairment charges were recorded.

Losses associated with the disposition or planned disposition of indefinite-lived intangible assets for the year ended December 31, 2013 are discussed in Note 4.

The annual impairment tests for certain of the Company’s indefinite-lived intangible assets are performed as of May 1, July 1, September 1, October 1 and November 30 while all others are performed as of December 31. No impairment charges were recorded in connection with the annual impairment tests at each of these dates in 2014.

The Company’s intangible assets include both finite and indefinite-lived intangible assets. The Company’s intangible assets with finite lives are amortized in accordance with the authoritative guidance for goodwill and other intangible assets using the straight-line method over their estimated useful lives ranging from two to 20 years.

Amortization expense computed by the straight-line method totaled $21.7 million for 2014, $22.1 million for 2013 and $22.0 million for 2012.

The estimated annual amortization expense for the next five years for intangible assets at December 31, 2014 follows (in thousands):

2015	$20,025
2016	17,651
2017	15,809
2018	15,087
2019	15,067

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 – ACCOUNTING POLICIES (Continued)

Goodwill and intangible assets (Continued)

A summary of intangible assets at December 31 follows (in thousands):

	2014					2013
	Cost	Accumulated amortization		Carrying value	Weighted average life	Cost	Accumulated amortization		Carrying value	Weighted average life
Non-current:
Trade names (indefinite life)	$115,400	$	−	$115,400		$115,400	$	−	$115,400
Medicare certifications (indefinite life)	91,244		−	91,244		94,407		−	94,407
Certificates of need (indefinite life)	28,757		−	28,757		26,167		−	26,167
Non-compete agreements	3,277		(1,963)	1,314	4 years	5,496		(2,969)	2,527	3 years
Leasehold interests	370		(257)	113	6 years	370		(195)	175	6 years
Trade names	28,334		(12,928)	15,406	8 years	29,434		(9,384)	20,050	8 years
Customer relationship assets	201,361		(52,895)	148,466	14 years	204,240		(39,663)	164,577	14 years
	$468,743		$(68,043)	$400,700		$475,514		$(52,211)	$423,303

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

Earnings per common share

Earnings per common share are based upon the weighted average number of common shares outstanding during the respective periods. The diluted calculation of earnings per common share includes the dilutive effect of stock options, performance-based restricted shares and tangible equity units. The Company follows the provisions of the authoritative guidance for determining whether instruments granted in share-based payment transactions are participating securities for purposes of calculating earnings per common share. See Note 6.

Derivative financial instruments

In December 2011, the Company entered into two interest rate swap agreements to hedge its floating interest rate risk. In March 2014, the Company entered into an additional interest rate swap agreement to hedge its floating interest rate risk. The Company accounts for derivative financial instruments in accordance with the authoritative guidance for derivatives and hedging. These derivative financial instruments are recognized as liabilities in the accompanying consolidated balance sheet and are measured at fair value. The Company’s derivatives are designated as cash flow hedges. See Note 18.

The interest rate swaps were assessed for hedge effectiveness for accounting purposes and the Company determined the interest rate swaps qualify for cash flow hedge accounting at December 31, 2014. However, an amendment completed in May 2013 to the Company’s Prior Term Loan Facility (as defined) reduced the London Interbank Offered Rate (“LIBOR”) floor from 1.5% to 1.0%, therefore some partial ineffectiveness will result through the expiration of the interest rate swap agreement that was entered into in December 2011. The Company records the effective portion of the gain or loss on the derivative financial instrument in accumulated other comprehensive income (loss) as a component of stockholders equity and records the ineffective portion of the gain or loss on the derivative financial instrument as interest expense. See Note 12.

Stock option accounting

The Company recognizes compensation expense in its consolidated financial statements using a Black-Scholes option valuation model for non-vested stock options. See Note 15.

Other information

The Company has performed an evaluation of subsequent events through the date on which the financial statements were issued.

NOTE 2 – GENTIVA MERGER

On October 9, 2014, the Company entered into an Agreement and Plan of Merger (the “Gentiva Merger Agreement”) with Gentiva Health Services, Inc. (“Gentiva”), providing for the Company’s acquisition of Gentiva. On February 2, 2015, the Company consummated the acquisition with one of its subsidiaries merging with and into Gentiva (the “Gentiva Merger”), with Gentiva continuing as the surviving company and the Company’s wholly owned subsidiary.

At the effective time of the Gentiva Merger, each share of common stock, par value $0.10 per share, of Gentiva (“Gentiva Common Stock”) issued and outstanding immediately prior to the effective time of the Gentiva Merger (other than shares held by Kindred, Gentiva and any wholly owned subsidiaries (which were cancelled) and shares owned by stockholders who properly exercised and perfected a demand for appraisal rights under Delaware law), including each deferred share unit, were converted into the right to receive (i) $14.50 in cash (the “Cash Consideration”), without interest, and (ii) 0.257 of a validly issued, fully paid and nonassessable share of Kindred common stock, par value $0.25 per share (“Common Stock”) (the “Stock Consideration”).

The Company used the net proceeds from the Financing Transactions (as defined in Note 12), to fund the Cash Consideration for the Gentiva Merger, repay Gentiva’s existing debt and pay related transaction fees and expenses.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2 – GENTIVA MERGER (Continued)

Operating results for the year ended December 31, 2014 included transaction costs totaling $10.8 million and financing costs totaling $17.0 million related to the Gentiva Merger. Transaction costs were recorded to general and administrative expenses and financing costs were recorded to interest expense.

Gentiva is a leading provider of home health services, hospice services and community care services serving patients through approximately 491 locations in 40 states as of December 31, 2014. Gentiva provides a single source for skilled nursing; physical, occupational, speech and neuro-rehabilitation services; hospice services; social work; nutrition; disease management education; help with daily living activities; and other therapies and services.

Pro forma information

The unaudited pro forma net effect of the Gentiva Merger assuming the acquisition occurred as of January 1, 2013 is as follows (in thousands, except per share amounts):

	Year ended December 31,
	2014	2013
Revenues	$7,020,543	$6,857,359
Income (loss) from continuing operations attributable to Kindred	64,928	(662,457)
Loss attributable to Kindred	(933)	(786,426)
Earnings (loss) per common share:
Basic:
Income (loss) from continuing operations	$0.75	$(7.84)
Net loss	$(0.01)	$(9.30)
Diluted:
Income (loss) from continuing operations	$0.73	$(7.84)
Net loss	$(0.01)	$(9.30)

The unaudited pro forma financial data have been derived by combining the historical financial results of the Company and the operations acquired in the Gentiva Merger for the periods presented. The unaudited pro forma financial data includes transaction and financing costs totaling $40.3 million incurred by both the Company and Gentiva in connection with the Gentiva Merger. These costs have been eliminated from the results of operations for 2014 and have been reflected as expenses incurred as of January 1, 2013 for purposes of the pro forma financial presentation.

Legal and Regulatory Proceedings

Gentiva is party to certain legal actions arising in the ordinary course of business, including legal actions arising out of services rendered by its various operations, personal injury and employment disputes. Gentiva does not expect that these other legal actions will have a material adverse effect on its business, financial condition, results of operations, liquidity or capital resources.

On May 10, 2010, a collective and class action complaint entitled Lisa Rindfleisch et al. v. Gentiva Health Services, Inc. was filed in the United States District Court for the Eastern District of New York against Gentiva in which five former employees (“Plaintiffs”) alleged wage and hour law violations. The former employees claimed they were paid pursuant to “an unlawful hybrid” compensation plan that paid them on both a per visit and an hourly basis, thereby voiding their exempt status and entitling them to overtime pay. Plaintiffs alleged continuing violations of federal and state law and sought damages under the Fair Labor Standards Act (“FLSA”), as well as under the New York Labor Law and North Carolina Wage and Hour Act (“NCWHA”). On October 8, 2010, the court granted Gentiva’s motion to transfer the venue of the lawsuit to the United States District Court for the Northern District of Georgia. On April 13, 2011, the court granted Plaintiffs’ motion for conditional certification of the FLSA claims as a collective action. On May 26, 2011, the court bifurcated the FLSA portion of the suit into a liability phase, in which discovery closed on January 15, 2013, and a potential damages phase, to be scheduled pending outcome of the liability phase. Following a motion for partial summary judgment by Gentiva regarding the New York state law claims, Plaintiffs agreed voluntarily to dismiss those claims in a filing on December 12, 2011. Plaintiffs filed a motion for certification of a North Carolina state law class for NCWHA claims on January 20, 2012. On August 29, 2012, the court denied Plaintiffs’ motion for certification of a North Carolina state law class. Gentiva filed a motion for partial summary judgment on Plaintiffs’ claims under the NCWHA on March 22, 2012, which the court granted on January 16, 2013. On February 14, 2013, Gentiva filed two motions for partial summary judgment with regard to Gentiva’s liability for Plaintiffs’ FLSA claims. On the same day, Plaintiffs filed a motion for partial summary judgment in their favor with regard to

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2 – GENTIVA MERGER (Continued)

Legal and Regulatory Proceedings (Continued)

Gentiva’s liability. On July 26, 2013, the court denied Gentiva’s motion for summary judgment with regard to Gentiva’s liability for Plaintiffs’ FLSA claims and granted Plaintiffs’ motion for summary judgment. On November 4, 2013, the court denied Gentiva's motion to amend the District court’s July 26 Order to certify two legal issues for immediate interlocutory appeal to the Eleventh Circuit Court of Appeals. In its order, the court established a 30-day deadline for Gentiva to file its motion for decertification of the FLSA collective action class, which Gentiva then filed on December 4, 2013. On April 18, 2014, the court issued an order granting Gentiva’s motion for decertification and dismissing the opt-in plaintiffs from the lawsuit without prejudice. On the same day, Plaintiffs filed a motion to amend the court’s order to delay the effective date of the dismissal of the opt-in plaintiffs’ claims for 60 days, until June 17, 2014. On May 8, 2014, the court entered an order granting Plaintiffs’ motion to amend, thereby extending the effective date of dismissal through June 17, 2014. On June 17, 2014, approximately 194 of the former 999 opt-in plaintiffs who had been dismissed from this case filed a new complaint against Gentiva in the United States District Court for the Northern District of Georgia as a separate, follow-on lawsuit with identical claims captioned Cynthia Bailey et al. v. Gentiva Health Services, Inc. These were some of the individuals who had been dismissed from the Rindfleisch lawsuit and who wished to continue to pursue their claims. Given the filing of the follow-on lawsuit, at the court-ordered June 19, 2014 settlement conference, it was determined that the Rindfleisch case would be stayed and administratively closed pending the outcome of global mediation of both lawsuits. Accordingly, on June 24, 2014, the District court administratively closed the case. Pursuant to an agreement between the parties at the settlement conference, on July 30, 2014, the plaintiffs filed an amended complaint in the Bailey lawsuit naming a total of 411 plaintiffs. On September 12, 2014, the parties engaged in the mediation of both lawsuits. The parties did not reach a settlement to resolve either lawsuit, and the Rindfleisch case was re-opened at the request of Plaintiffs’ counsel on January 8, 2015. On January 13, 2015, the court entered an order in the Rindfleisch lawsuit granting each party limited damages discovery with respect to the named Plaintiffs’ claims. Pursuant to this order, the parties filed their proposals regarding damages discovery on January 27, 2015. In the Bailey lawsuit, Gentiva filed its answer to the Plaintiffs’ complaint on October 10, 2014, as well as a motion to drop all Plaintiffs other than the named Plaintiff, Cynthia Bailey, based on misjoinder, as the court had already determined in the Rindfleisch case that the Plaintiffs’ claims should not remain in the same lawsuit. The Bailey lawsuit currently is stayed pending the outcome of the motion to drop. The Plaintiffs in both lawsuits are seeking attorneys’ fees and costs, back wages and liquidated damages going back three years from the filings of the complaints under the FLSA.

Gentiva is unable to assess the probable outcome or potential liability, if any, arising from the Rindfleisch and Bailey lawsuits on its business, financial condition, results of operations, liquidity or capital resources. Gentiva does not believe that an estimate of a reasonably possible loss or range of loss can be made for these lawsuits at this time. Gentiva intends to defend itself vigorously in these lawsuits.

On June 11, 2010, a collective and class action complaint entitled Catherine Wilkie, individually and on behalf of all others similarly situated v. Gentiva Health Services, Inc. was filed in the United States District Court for the Eastern District of California against Gentiva in which a former employee alleged wage and hour violations under the FLSA and California law. The complaint alleged that Gentiva paid some of its employees on both a per visit and hourly basis, thereby voiding their exempt status and entitling them to overtime pay. The complaint further alleged that California employees were subject to violations of state laws requiring meal and rest breaks, overtime pay, accurate wage statements and timely payment of wages. The plaintiff sought class certification, attorneys’ fees, back wages, penalties and damages going back three years on the FLSA claim and four years on the state wage and hour claims. Gentiva denies the plaintiff's allegations but, following a March 2012 mediation, agreed to pay a total settlement amount of $5 million to settle the collective and class action claims. The federal district court granted final approval of the settlement on March 26, 2013, and funds were disbursed to the participating class members, 99 percent of whom timely negotiated their settlement checks. The unclaimed wages will escheat to the State of California, and any balance remaining will be distributed to a cy pres beneficiary at the conclusion of the escheat process. A status conference is scheduled for June 22, 2015, at which time the parties will present a final accounting of the settlement fund, and the court is expected to approve distribution of the residual to the cy pres beneficiary and dismiss the case.

On July 10, 2013, Gentiva was served with a complaint captioned United States ex rel. Vicky White v. Gentiva Health Services, Inc., which had been filed on September 8, 2010 as a qui tam action in United States District Court for the Eastern District of Tennessee by a former employee, Vicky White, as relator. The United States had declined to intervene in this action on April 5, 2013. Relator seeks treble damages and civil penalties under the federal False Claims Act for alleged violations by Gentiva in presenting false claims for payment and receiving Medicare reimbursement for certain home health services it had provided and also seeks damages relating to her alleged retaliatory discharge by Gentiva. On September 6, 2013, Gentiva filed a motion to dismiss the action in its entirety. On June 25, 2014, the court granted in part Gentiva’s motion to dismiss and dismissed four of the five fraudulent schemes alleged by relator. The court denied Gentiva’s motion to dismiss as to the remaining alleged fraudulent scheme of

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2 – GENTIVA MERGER (Continued)

Legal and Regulatory Proceedings (Continued)

recertifying psychiatric patients and as to relator’s claim of alleged retaliatory discharge. Gentiva filed its answer to the complaint on July 23, 2014. Discovery is on-going in this action. Given the preliminary stage of this action and the limited information that Gentiva has regarding this matter, Gentiva is unable to assess the probable outcome or potential liability, if any, arising from this action. Gentiva intends to defend itself vigorously in this lawsuit.

Federal Securities Class Action Litigation

Between November 2, 2010 and October 25, 2011, five shareholder class actions were filed against Gentiva and certain of its then-current and former officers and directors in the United States District Court for the Eastern District of New York. Each of these actions asserted claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) in connection with Gentiva’s participation in the Medicare Home Health Prospective Payment System (“HH PPS”). Following consolidation of the actions and the appointment of Los Angeles City Employees’ Retirement System as lead plaintiff, on April 16, 2012, a consolidated shareholder class action complaint, captioned In re Gentiva Securities Litigation, Civil Action No. 10-CV-5064, was filed in the United States District Court for the Eastern District of New York. The complaint, which named Gentiva and certain then-current and former officers and directors as defendants, asserted claims under Sections 10(b) and 20(a) of the Exchange Act, as well as Sections 11 and 15 of the Securities Act of 1933 (the “Securities Act”), in connection with Gentiva’s participation in the HH PPS. The complaint alleged, among other things, that Gentiva’s public disclosures misrepresented and failed to disclose that Gentiva improperly increased the number of in-home therapy visits to patients for the purposes of triggering higher reimbursement rates under the HH PPS, which caused an artificial inflation in the price of Gentiva Common Stock during the period between July 31, 2008 and October 4, 2011. On June 15, 2012, defendants filed a motion to dismiss the complaint. On March 25, 2013, the court granted defendants’ motion to dismiss with leave to amend the complaint in accordance with the court’s rulings as set forth in its March 25 order. On May 10, 2013, lead plaintiff filed a consolidated amended class action complaint, and, on June 24, 2013, defendants filed a motion to dismiss. On September 19, 2013, the court granted in part and denied in part defendants’ motion to dismiss. As a result of the court’s decision, the named then-current officers and directors were dismissed from the action, and certain claims against Gentiva and a former officer and a former officer/director remained. On October 3, 2013, the remaining defendants moved for partial reconsideration of the court’s September 19 order. On December 10, 2013, the court granted in part and denied in part the remaining defendants’ motion for partial reconsideration. As a result of the court's decision, Gentiva and the former officer were dismissed from the action, and only a Section 10(b) claim against the former officer/director remained. On January 9, 2014, the former officer/director filed an answer to the consolidated amended class action complaint. On January 28, 2014, lead plaintiff filed a motion for the entry of final judgment under Rule 54(b) of the Federal Rules of Civil Procedure. On March 3, 2014, the court granted in part and denied in part lead plaintiff's motion under Rule 54(b), granting the motion to the extent lead plaintiff sought final judgment for the claims brought pursuant to the Securities Act as to all defendants, and denying the motion to the extent lead plaintiff sought final judgment for the claims brought pursuant to the Exchange Act as to all defendants other than the former officer/director. As a result of the court’s decision, on March 6, 2014, the court entered final judgment in favor of all defendants on lead plaintiff’s claims under Sections 11 and 15 of the Securities Act. On October 17, 2014, lead plaintiff filed a motion for class certification. On November 24, 2014, the parties attended a mediation session but did not reach a settlement. On December 10, 2014, the parties reached an agreement in principle to settle the action for $6.5 million, to be funded in its entirety by insurance. The settlement remains subject to the completion of definitive settlement documentation, notice to the putative class and approval by the court.

Shareholder Derivative Litigation

On January 4, 2011 and October 31, 2011, two actions were filed against certain of Gentiva’s then-current and former directors in Superior Court of DeKalb County in the State of Georgia, alleging, among other things, that Gentiva’s board of directors breached its fiduciary duties to Gentiva. The actions were consolidated and, on February 9, 2012, plaintiffs filed a consolidated complaint (the “Georgia State Court Action”). The Georgia State Court Action, which named certain of Gentiva’s then-current and former directors as defendants, alleged, among other things, that Gentiva’s board of directors had actual or constructive knowledge that Gentiva’s public disclosures misrepresented and failed to disclose that Gentiva improperly increased the number of in-home therapy visits to patients for the purpose of triggering higher reimbursement rates under HH PPS, which caused an artificial inflation in the price of Gentiva Common Stock. On March 26, 2012, defendants filed a motion to dismiss the Georgia State Court Action and further requested a transfer to the Superior Court of Cobb County. On October 12, 2012, the Cobb County court granted defendants’ motion to dismiss the consolidated complaint with prejudice. On November 30, 2012, one of the plaintiffs in the Georgia State Court Action made a demand on Gentiva’s board of directors to take action to remedy the breaches of fiduciary duty alleged in the Georgia State Court Action. The Gentiva board of directors formed a committee (the “Committee”) to consider the demand.

On October 7 and October 13, 2011, two actions were filed against certain of Gentiva’s then-current and former directors and officers in the United States District Court for the Northern District of Georgia, alleging, among other things, that Gentiva’s board of

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2 – GENTIVA MERGER (Continued)

Legal and Regulatory Proceedings (Continued)

Shareholder Derivative Litigation (Continued)

directors breached its fiduciary duties to Gentiva. The actions also asserted a claim under Section 14(a) of the Exchange Act. The actions were consolidated and, on March 5, 2012, plaintiffs filed a consolidated complaint (the “Georgia Federal Court Action”). The Georgia Federal Court Action, which named certain of Gentiva’s then-current and former directors and officers as defendants, alleged, among other things, that Gentiva’s Board of Directors had actual or constructive knowledge that Gentiva’s public disclosures misrepresented and failed to disclose that Gentiva improperly increased the number of in-home therapy visits to patients for the purpose of triggering higher reimbursement rates under the HH PPS, which caused an artificial inflation in the price of Gentiva Common Stock. The complaint further alleged that Gentiva’s Proxy Statement for its 2010 Annual Meeting of Shareholders was materially false and misleading. On April 16, 2012, defendants filed a motion to dismiss the Georgia Federal Court Action and, on February 11, 2013, the court granted defendants’ motion to dismiss with prejudice. On March 11, 2013, one of the plaintiffs in the Georgia Federal Court Action filed a notice of appeal to the United States Court of Appeals for the Eleventh Circuit. On April 10, 2013, that plaintiff and defendants filed a joint motion to dismiss the appeal with prejudice in the Eleventh Circuit. On April 30, 2013, that motion was granted. On August 2, 2013 and September 24, 2013, respectively, each of the plaintiffs in the Georgia Federal Court Action made a demand on Gentiva’s board of directors to take action to remedy the breaches of fiduciary duty alleged in the Georgia Federal Court Action. The demands were considered by the Committee along with the November 30, 2012 demand, and, after conducting an investigation of the allegations contained in each of the three demands, the Committee and the Gentiva board of directors determined that taking any or all of the demanded actions would not serve the best interests of Gentiva and its shareholders. Accordingly, Gentiva’s board of directors voted unanimously to reject the demands.

Government Matters

Investigations

Odyssey

On May 5, 2008, Odyssey HealthCare, Inc. (“Odyssey”) received a letter from the U.S. Department of Justice (the “DOJ”) notifying Odyssey that the DOJ was conducting an investigation of VistaCare, Inc. (“VistaCare”) and requesting that Odyssey provide certain information and documents related to the DOJ’s investigation of claims submitted by VistaCare to Medicare, Medicaid and the U.S. government health insurance plan for active military members, their families and retirees, formerly the Civilian Health and Medical Program of the Uniformed Services (“TRICARE”), from January 1, 2003 through March 6, 2008, the date Odyssey completed the acquisition of VistaCare. Odyssey has been informed by the DOJ and the Medicaid Fraud Control Unit of the Texas Attorney General’s Office that they are reviewing allegations that VistaCare may have billed the federal Medicare, Medicaid and TRICARE programs for hospice services that were not reasonably or medically necessary or performed as claimed. The basis of the investigation is a qui tam lawsuit filed in the United States District Court for the Northern District of Texas by a former employee of VistaCare. The lawsuit alleges, among other things, that VistaCare submitted false claims to Medicare and Medicaid for hospice services that were not medically necessary and for hospice services that were referred in violation of the anti-kickback statute. The court unsealed the lawsuit on October 5, 2009 and Odyssey was served on January 28, 2010. In connection with the unsealing of the complaint, the DOJ filed a notice with the court declining to intervene in the qui tam action at such time. The Texas Attorney General also filed a notice of non-intervention with the court. These actions should not be viewed as a final assessment by the DOJ or the Texas Attorney General of the merits of this qui tam action. Odyssey continues to cooperate with the DOJ and the Texas Attorney General in their investigation. The relator has continued to pursue the qui tam lawsuit. Odyssey and VistaCare filed motions to dismiss the relator’s complaint on March 30, 2010 and April 2, 2012. The court issued orders on the motions to dismiss on March 9, 2011 and July 23, 2012. Consistent with the court’s orders, relator’s false claims act claims based on alleged medically unnecessary hospice services and for hospice services referred in violation of the anti-kickback statute are permitted to proceed to discovery. On or about September 6, 2013, relator filed her fourth amended complaint. This pleading only alleged wrongdoing against VistaCare from January 1, 2003 through December 31, 2012 and did not allege any substantive wrongdoing against Odyssey or Gentiva and only asserted claims against them as purported successors in interest. On or about September 27, 2013, VistaCare answered the fourth amended complaint, and Gentiva and Odyssey moved to dismiss the allegations made against them. That motion to dismiss as to Gentiva and Odyssey was granted with prejudice by the court on July 23, 2014. The original trial date has been continued to April 4, 2016. VistaCare, Odyssey, and Gentiva deny the allegations made in this qui tam action and will vigorously defend against them. Based on the information available at this time, Gentiva cannot predict the outcome of the qui tam lawsuit, the governments’ continuing investigation, the DOJ’s or Texas Attorney General’s views of the issues being investigated, other than the DOJ’s and Texas Attorney General’s notice declining to intervene in the qui tam action, or any actions that the DOJ or Texas Attorney General may take.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2 – GENTIVA MERGER (Continued)

Legal and Regulatory Proceedings (Continued)

Government Matters (Continued)

Investigations (Continued)

Odyssey (Continued)

On February 23, 2010, Odyssey received a subpoena from the Department of Health and Human Services, Office of Inspector General (the “OIG”), requesting various documents and certain patient records of one of Odyssey’s hospice programs relating to services performed from January 1, 2006 through December 31, 2009. Odyssey is cooperating with the OIG and has completed its subpoena production. Based on the limited information that Gentiva has at this time, Gentiva cannot predict the outcome of the investigation, the OIG’s views of the issues being investigated or any actions that the OIG may take.

Gentiva does not believe that an estimate of a reasonably possible loss or range of loss can be made with regard to the above investigations involving Odyssey. Based on the limited information that Odyssey has at this time regarding such investigations, Gentiva is unable to predict the impact, if any, that such investigations may have on its business, financial condition, results of operations, liquidity or capital resources.

Harden

On or about June 19, 2014, Gentiva received a Civil Investigative Demand from the U.S. Department of Justice, Western District of Missouri, under the federal False Claims Act requesting complete medical records for 14 hospice patients and other documents of Hospice Care of the Midwest, L.L.C., a subsidiary of Harden Healthcare Holdings, LLC (“Harden Holdings”), for the period from January 1, 2009 through June 19, 2014. Gentiva is in the process of complying with the demand for documents and is cooperating with the investigation. Gentiva acquired Harden Holdings on October 18, 2013 and in general matters occurring prior to such date are subject to indemnification provisions in the related merger agreement.

On or about June 9, 2014, Iowa Hospice, L.L.C., a subsidiary of Harden Holdings, received a Subpoena Duces Tecum (“Subpoena”) from the Office of Investigations, Kansas City Regional Office of the Office of Inspector General of the Department of Health and Human Services. The Subpoena requests complete medical records for 17 hospice patients and other documents of Iowa Hospice, L.L.C. for the period from January 1, 2007 through June 9, 2014. Harden Holdings is in the process of complying with the Subpoena and is cooperating with the investigation. Gentiva acquired Harden Holdings on October 18, 2013 and in general matters occurring prior to such date are subject to indemnification provisions in the related merger agreement.

Gentiva is unable to predict the financial impact, if any, arising from the above investigations.

Other

On May 16, 2014, Gentiva received a letter from the U.S. Department of Justice, Civil Division, Commercial Litigation Branch and the United States Attorney’s Office of the Eastern District of Pennsylvania notifying it of an investigation under the federal False Claims Act regarding Gentiva and its related entities. The letter requested various documents related to Gentiva’s home health business for the time period January 1, 2008 through May 16, 2014 including documents related to chart audits of Medicare claims. Gentiva is cooperating with the investigation and is continuing to produce documents in response to the letter request. Based on the limited information that Gentiva has at this time, Gentiva is unable to predict the financial impact, if any, arising from this investigation.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3 – OTHER ACQUISITIONS

The following is a summary of the Company’s other acquisition activities. The operating results of the acquired businesses have been included in the accompanying consolidated financial statements of the Company from the respective acquisition dates. The purchase price of acquired businesses and acquired leased facilities resulted from negotiations with each of the sellers that were based upon both the historical and expected future cash flows of the respective businesses and real estate values. Each of these acquisitions was financed through operating cash flows and borrowings under the Company’s ABL Facility (as defined herein). Unaudited pro forma financial data related to the acquired businesses have not been presented because the acquisitions are not material, either individually or in the aggregate, to the Company’s consolidated financial statements.

	Allocation of purchase price
Acquisitions	Accounts receivable		Property and equipment		Goodwill	Identifiable intangible assets		Other assets		Deferred income taxes and other liabilities	Total cash purchase price
Year ended December 31, 2014:
Home health and hospice acquisition	$	−	$	−	$983	$	−	$	−	$833	$150
Acquisition of previously leased real estate		−		22,871	−		2,590		(2,280)	(373)	23,554
Other		−		−	104		−		−	(328)	432
	$	−		$22,871	$1,087		$2,590		$(2,280)	$132	$24,136
Year ended December 31, 2013:
Home health and hospice acquisitions		$22,470		$2,697	$89,710		$16,775		$4,587	$26,957	$109,282
Hospital rehabilitation services acquisition		2,226		53	5,315		6,622		1,383	1,840	13,759
Hospital acquisition		−		490	2,546		1,964		−	43	4,957
Acquisition of previously leased real estate		−		91,268	−		5,053		−	−	96,321
		$24,696		$94,508	$97,571		$30,414		$5,970	$28,840	$224,319
Year ended December 31, 2012:
Home health and hospice acquisitions		$10,867		$1,420	$61,334		$18,475		$1,125	$18,412	$74,809
Acquisition of previously leased real estate		−		103,403	−		−		−	−	103,403
		$10,867		$104,823	$61,334		$18,475		$1,125	$18,412	$178,212

The fair value of each of the acquisitions noted above was measured primarily using discounted cash flow methodologies which are considered Level 3 inputs (as described in Note 18).

For the three years ended December 31, 2014, the Company incurred $18.0 million, $2.1 million and $2.2 million, respectively, in transaction costs. Transaction costs incurred for the year ended December 31, 2014 totaled $10.8 million related to the Gentiva Merger. These costs were charged to general and administrative expenses for the periods incurred.

On January 1, 2015, the Company completed the acquisition of Centerre Healthcare Corporation (“Centerre”) for a purchase price of approximately $195 million in cash, which was recorded as an acquisition deposit at December 31, 2014. Centerre operates 11 inpatient rehabilitation hospitals with 614 beds through partnerships.

NOTE 4 – DIVESTITURES

On December 27, 2014, the Company entered into an agreement with Ventas, Inc. (“Ventas”) to transition the operations under the leases for nine non-strategic nursing centers (the “2014 Expiring Facilities”). Each lease will terminate when the operation of such nursing center is transferred to a new operator, which is expected to occur during 2015. The current lease term for eight of these nursing centers is scheduled to expire on April 30, 2018. The current lease term for the ninth of these nursing centers is scheduled to expire on April 30, 2020. The Company will continue to operate these facilities until operations are transferred. For accounting purposes, the 2014 Expiring Facilities qualified as assets held for sale and the Company reflected the operating results as discontinued operations in the accompanying consolidated statement of operations for all historical periods. Under the terms of the agreement, the Company incurred a $40 million termination fee in exchange for the early termination of the leases, which was paid to Ventas in January 2015. The early termination fee was accrued as rent expense in discontinued operations in 2014 and is included in other accrued liabilities on the balance sheet at December 31, 2014.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4 – DIVESTITURES (Continued)

The 2014 Expiring Facilities contain 903 licensed nursing center beds and generated revenues of approximately $62 million for the year ended December 31, 2014. The current annual rent for these facilities approximates $10 million.

During 2014, the Company either closed, divested or terminated the lease for operations of three TC hospitals and two nursing centers. The Company recorded a net loss on divestiture of $0.7 million ($0.4 million net of income taxes) for the year ended December 31, 2014 related to these divestitures.

The Company allowed the lease to expire on a TC hospital during 2014 resulting in a loss on divestiture primarily related to a write-off of an indefinite-lived intangible asset of $3.4 million ($2.1 million net of income taxes) for the year ended December 31, 2014.

On September 30, 2013, the Company entered into agreements with Ventas to exit 60 nursing centers (collectively, the “2013 Expiring Facilities”). The lease term for the 2013 Expiring Facilities was initially scheduled to expire in April 2015. See Note 11. Under the terms of the agreements, the lease term for the 2013 Expiring Facilities expired on September 30, 2014, unless the Company and Ventas were able to transfer the operations earlier; provided, however, that the Company was obligated to continue to operate any 2013 Expiring Facility not transferred by December 31, 2014 for a limited amount of time and under certain reduced rent obligations provided for in the agreements. The Company transferred the operations of all of the 2013 Expiring Facilities to new operators during the year ended December 31, 2014. Another facility was closed and its operating license and equipment were sold during the year ended December 31, 2014. Proceeds from the sale of equipment and inventory for the 2013 Expiring Facilities totaled $15.0 million for the year ended December 31, 2014. For accounting purposes, the 2013 Expiring Facilities qualified as assets held for sale and the Company reflected the operating results as discontinued operations in the accompanying consolidated statement of operations for all historical periods. Under the terms of the agreements, the Company paid $20 million to Ventas in exchange for the early termination of certain leases. The early termination payment was recorded as rent expense in discontinued operations in 2013. The disposal group was measured at its fair value less cost to sell and the Company recorded an asset impairment charge of $7.9 million ($4.8 million net of income taxes) during the year ended December 31, 2013 related to leasehold improvements in the 2013 Expiring Facilities.

In September 2013, the Company completed the sale of 15 non-strategic hospitals and one nursing center (the “Vibra Facilities”) for $187 million to an affiliate of Vibra Healthcare, LLC. The net proceeds of approximately $180 million from this transaction were used to reduce the Company’s borrowings under its Prior ABL Facility (as defined herein).

The Company recorded a loss on divestiture of $10.0 million ($6.3 million net of income taxes) and $93.9 million ($73.7 million net of income taxes) for the years ended December 31, 2014 and December 31, 2013, respectively, related to the Vibra Facilities. The loss on divestiture for the year ended December 31, 2014 related to an allowance for the settlement of disposed working capital under the terms of the sale agreement. The loss on divestiture for the year ended December 31, 2013 included a $68.7 million write-off of goodwill, which was allocated based upon the relative fair value of the Vibra Facilities, and a $21.0 million write-off of intangible assets.

In July 2013, the Company completed the sale of seven non-strategic nursing centers (the “Signature Facilities”) for approximately $47 million to affiliates of Signature Healthcare, LLC. The proceeds from this transaction were used to reduce the Company’s borrowings under its Prior ABL Facility. The Company recorded a loss on divestiture of $1.7 million ($1.0 million net of income taxes) for the year ended December 31, 2013 related to the Signature Facilities.

During the fourth quarter of 2013, the Company recorded a loss on divestiture of $9.0 million ($5.5 million net of income taxes) related to the planned disposition of a TC hospital. The loss on divestiture consisted of a real estate write-down of $8.6 million and a write-off of $0.4 million of goodwill, both based upon the relative fair value of the hospital.

On April 27, 2012, the Company announced that it would not renew seven renewal bundles containing 54 nursing centers (the “2012 Expiring Facilities”) under operating leases with Ventas that expired on April 30, 2013. The Company transferred the operations of all of the 2012 Expiring Facilities to new operators during 2013. The Company received cash proceeds of $13.5 million for the year ended December 31, 2013 for the sale of property and equipment and inventory related to the 2012 Expiring Facilities.

During 2012, the Company sold one TC hospital and closed two additional TC hospitals resulting in loss on divestiture aggregating $7.8 million ($4.7 million net of income taxes).

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4 – DIVESTITURES (Continued)

The results of operations and losses on divestiture of operations, net of income taxes, for the above dispositions or planned dispositions were reclassified to discontinued operations in the accompanying consolidated statement of operations for all historical periods.

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

In addition, for the years ended December 31, 2014 and December 31, 2013, the Company recorded write-offs of property and equipment of $0.2 million and of an indefinite-lived intangible asset of $0.5 million, respectively, associated with closing home health locations reported as continuing operations.

NOTE 5 – DISCONTINUED OPERATIONS

In accordance with the authoritative guidance for the impairment or disposal of long-lived assets, the divestiture of certain unprofitable businesses discussed in Notes 1 and 4 have been accounted for as discontinued operations. Accordingly, the results of operations of these businesses for all periods presented and the losses or impairments related to these divestitures have been classified as discontinued operations, net of income taxes, in the accompanying consolidated statement of operations. At December 31, 2014, the Company held for sale one hospital and nine nursing centers reported as discontinued operations.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5 – DISCONTINUED OPERATIONS (Continued)

Discontinued operations included an unfavorable pretax adjustment of $2.5 million ($1.5 million net of income taxes) in 2014 and $9.2 million ($5.6 million net of income taxes) in 2013 and a favorable pretax adjustment of $1.5 million ($0.9 million net of income taxes) in 2012 resulting from changes in estimates for professional liability reserves related to prior years.

A summary of discontinued operations follows (in thousands):

	Year ended December 31,
	2014	2013	2012
Revenues	$297,099	$1,033,701	$1,529,509
Salaries, wages and benefits	126,370	405,989	587,354
Supplies	15,528	62,221	90,840
Rent	83,107	123,225	149,469
Other operating expenses	57,246	200,184	292,261
General and administrative expenses	94,062	268,467	345,568
Other income	−	−	−
Impairment charges	673	10,632	1,903
Depreciation	5,380	29,444	43,399
Interest expense	18	53	71
Investment income	(478)	(42)	(71)
	381,906	1,100,173	1,510,794
Income (loss) from operations before income taxes	(84,807)	(66,472)	18,715
Provision (benefit) for income taxes	(31,177)	(26,157)	7,345
Income (loss) from operations	(53,630)	(40,315)	11,370
Loss on divestiture of operations, net of income taxes	(12,698)	(83,887)	(4,745)
Income (loss) from discontinued operations	(66,328)	(124,202)	6,625
Loss attributable to noncontrolling interests	467	233	339
Income (loss) attributable to Kindred	$(65,861)	$(123,969)	$6,964

The following table sets forth certain discontinued operations data by business segment (in thousands):

	Year ended December 31,
	2014	2013	2012
Revenues:
Hospital division	$26,571	$246,925	$340,294
Nursing center division	270,528	786,776	1,189,215
	$297,099	$1,033,701	$1,529,509
Operating income (loss):
Hospital division	$(3,798)	$30,911	$40,508
Nursing center division	7,018	55,297	171,075
	$3,220	$86,208	$211,583
Rent:
Hospital division	$4,174	$11,926	$17,236
Nursing center division	78,933	111,299	132,233
	$83,107	$123,225	$149,469
Depreciation:
Hospital division	$1,700	$12,283	$15,343
Nursing center division	3,680	17,161	28,056
	$5,380	$29,444	$43,399

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5 – DISCONTINUED OPERATIONS (Continued)

A summary of the net assets held for sale follows (in thousands):

	December 31,
	2014	2013
Long-term assets:
Property and equipment, net	$3,306	$19,504
Other	169	1,474
	3,475	20,978
Current liabilities (included in other accrued liabilities)	−	(81)
	$3,475	$20,897

NOTE 6 – LOSS PER SHARE

Loss per common share is based upon the weighted average number of common shares outstanding during the respective periods. Because the Company is reporting a loss from continuing operations attributable to the Company for the three years ended December 31, 2014, the dilutive calculation of earnings per common share excludes the dilutive impact of stock options and performance-based restricted shares. The Company follows the provisions of the authoritative guidance for determining whether instruments granted in share-based payment transactions are participating securities, which requires that unvested restricted stock that entitles the holder to receive nonforfeitable dividends before vesting be included as a participating security in the basic and diluted earnings per common share calculation pursuant to the two-class method. However, because the Company reported a loss from continuing operations attributable to the Company, there was no allocation to participating unvested restricted stockholders for all periods presented. The Company’s basic and diluted earnings per share calculations exclude the tangible equity units (see Note 13) as the additional common shares are contingent upon the closing of the Gentiva Merger as of December 31, 2014.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6 – LOSS PER SHARE (Continued)

A computation of the loss per common share follows (in thousands, except per share amounts):

	Year ended December 31,
	2014		2013		2012
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Loss:
Amounts attributable to Kindred stockholders:
Loss from continuing operations:
As reported in Statement of Operations	$(13,976)	$(13,976)	$(44,523)	$(44,523)	$(47,331)	$(47,331)
Allocation to participating unvested restricted stockholders	–	–	–	–	–	–
Available to common stockholders	$(13,976)	$(13,976)	$(44,523)	$(44,523)	$(47,331)	$(47,331)
Discontinued operations, net of income taxes:
Income (loss) from operations:
As reported in Statement of Operations	$(53,163)	$(53,163)	$(40,082)	$(40,082)	$11,709	$11,709
Allocation to participating unvested restricted stockholders	–	–	–	–	–	–
Available to common stockholders	$(53,163)	$(53,163)	$(40,082)	$(40,082)	$11,709	$11,709
Loss on divestiture of operations:
As reported in Statement of Operations	$(12,698)	$(12,698)	$(83,887)	$(83,887)	$(4,745)	$(4,745)
Allocation to participating unvested restricted stockholders	–	–	–	–	–	–
Available to common stockholders	$(12,698)	$(12,698)	$(83,887)	$(83,887)	$(4,745)	$(4,745)
Income (loss) from discontinued operations:
As reported in Statement of Operations	$(65,861)	$(65,861)	$(123,969)	$(123,969)	$6,964	$6,964
Allocation to participating unvested restricted stockholders	–	–	–	–	–	–
Available to common stockholders	$(65,861)	$(65,861)	$(123,969)	$(123,969)	$6,964	$6,964
Net loss:
As reported in Statement of Operations	$(79,837)	$(79,837)	$(168,492)	$(168,492)	$(40,367)	$(40,367)
Allocation to participating unvested restricted stockholders	–	–	–	–	–	–
Available to common stockholders	$(79,837)	$(79,837)	$(168,492)	$(168,492)	$(40,367)	$(40,367)
Shares used in the computation:
Weighted average shares outstanding – basic computation	58,634	58,634	52,249	52,249	51,659	51,659
Dilutive effect of employee stock options		–		–		–
Dilutive effect of performance-based restricted shares		–		–		–
Dilutive effect of tangible equity units		–		–		–
Adjusted weighted average shares outstanding – diluted computation		58,634		52,249		51,659
Loss per common share:
Loss from continuing operations	$(0.24)	$(0.24)	$(0.85)	$(0.85)	$(0.92)	$(0.92)
Discontinued operations:
Income (loss) from operations	(0.91)	(0.91)	(0.77)	(0.77)	0.23	0.23
Loss on divestiture of operations	(0.21)	(0.21)	(1.61)	(1.61)	(0.09)	(0.09)
Income (loss) from discontinued operations	(1.12)	(1.12)	(2.38)	(2.38)	0.14	0.14
Net loss	$(1.36)	$(1.36)	$(3.23)	$(3.23)	$(0.78)	$(0.78)
Number of antidilutive stock options, performance-based restricted shares and tangible equity units excluded from shares used in the diluted loss per common share computation		1,276		1,038		1,813

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7 – BUSINESS SEGMENT DATA

At December 31, 2014, the Company was organized into four operating divisions: the hospital division, the nursing center division, the rehabilitation division and the care management division. Based upon the authoritative guidance for business segments, the operating divisions represent five reportable operating segments, including (1) hospitals, (2) nursing centers, (3) skilled nursing rehabilitation services, (4) hospital rehabilitation services and (5) home health and hospice services (included in the care management division). These reportable operating segments are consistent with information used by the Company’s President and Chief Operating Officer to assess performance and allocate resources. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. Prior period segment information has been restated to conform with the current period presentation.

For segment purposes, the Company defines segment operating income as earnings before interest, income taxes, depreciation, amortization and rent. Segment operating income reported for each of the Company’s operating segments excludes impairment charges, transaction costs and the allocation of corporate overhead.

The following table sets forth certain data by business segment (in thousands):

	Year ended December 31,
	2014	2013	2012
Revenues:
Hospital division	$2,525,074	$2,465,560	$2,543,829
Nursing center division	1,062,549	1,005,383	1,003,511
Rehabilitation division:
Skilled nursing rehabilitation services	1,007,036	995,907	1,006,464
Hospital rehabilitation services	299,195	286,613	293,580
	1,306,231	1,282,520	1,300,044
Care management division	349,002	224,927	143,340
	5,242,856	4,978,390	4,990,724
Eliminations:
Skilled nursing rehabilitation services	(120,808)	(107,430)	(99,948)
Hospital rehabilitation services	(91,232)	(91,475)	(94,056)
Nursing centers	(3,217)	(4,250)	(3,378)
	(215,257)	(203,155)	(197,382)
	$5,027,599	$4,775,235	$4,793,342
Income (loss) from continuing operations:
Operating income (loss):
Hospital division	$538,840	$516,130	$555,333
Nursing center division	146,728	124,856	126,271
Rehabilitation division:
Skilled nursing rehabilitation services	70,974	40,813	71,422
Hospital rehabilitation services	77,711	73,925	69,745
	148,685	114,738	141,167
Care management division	25,539	9,963	13,708
Corporate:
Overhead	(201,230)	(176,495)	(179,063)
Insurance subsidiary	(1,845)	(1,914)	(2,127)
	(203,075)	(178,409)	(181,190)
Impairment charges	−	(77,193)	(108,953)
Transaction costs	(17,983)	(2,112)	(2,231)
Operating income	638,734	507,973	544,105
Rent	(313,039)	(302,192)	(294,789)
Depreciation and amortization	(155,570)	(152,945)	(158,085)
Interest, net	(164,767)	(103,962)	(106,839)
Income (loss) before income taxes	5,358	(51,126)	(15,608)
Provision (benefit) for income taxes	462	(10,493)	30,341
	$4,896	$(40,633)	$(45,949)

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7 – BUSINESS SEGMENT DATA (Continued)

	Year ended December 31,
	2014	2013	2012
Rent:
Hospital division	$212,086	$202,187	$200,380
Nursing center division	85,569	87,788	83,258
Rehabilitation division:
Skilled nursing rehabilitation services	4,199	4,726	5,442
Hospital rehabilitation services	118	106	140
	4,317	4,832	5,582
Care management division	8,782	5,101	3,140
Corporate	2,285	2,284	2,429
	$313,039	$302,192	$294,789
Depreciation and amortization:
Hospital division	$67,764	$70,566	$76,849
Nursing center division	30,103	26,233	25,385
Rehabilitation division:
Skilled nursing rehabilitation services	11,129	11,010	11,168
Hospital rehabilitation services	9,744	9,429	9,309
	20,873	20,439	20,477
Care management division	8,267	6,608	4,442
Corporate	28,563	29,099	30,932
	$155,570	$152,945	$158,085

	Year ended December 31,
	2014	2013	2012
Capital expenditures, excluding acquisitions (including discontinued operations):
Hospital division:
Routine	$29,881	$28,571	$38,272
Development	2,087	11,817	42,265
	31,968	40,388	80,537
Nursing center division:
Routine	20,976	23,023	20,764
Development	3,170	7	8,057
	24,146	23,030	28,821
Rehabilitation division:
Skilled nursing rehabilitation services:
Routine	2,247	2,608	2,274
Development	–	–	–
	2,247	2,608	2,274
Hospital rehabilitation services:
Routine	194	273	348
Development	–	–	–
	194	273	348
Care management division:
Routine	847	1,523	1,616
Development	–	–	–
	847	1,523	1,616
Corporate:
Routine:
Information systems	35,896	40,756	50,341
Other	1,040	4,154	1,560
	$96,338	$112,732	$165,497

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7 – BUSINESS SEGMENT DATA (Continued)

	December 31, 2014	December 31, 2013
Assets at end of period:
Hospital division	$1,783,603	$1,776,899
Nursing center division	513,603	552,336
Rehabilitation division:
Skilled nursing rehabilitation services	360,860	339,103
Hospital rehabilitation services	334,245	348,968
	695,105	688,071
Care management division	235,887	244,123
Corporate	2,424,766	684,440
	$5,652,964	$3,945,869
Goodwill:
Hospital division	$679,480	$679,480
Rehabilitation division:
Skilled nursing rehabilitation services	–	–
Hospital rehabilitation services	173,618	173,334
	173,618	173,334
Care management division	144,499	139,288
	$997,597	$992,102

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

Provision (benefit) for income taxes consists of the following (in thousands):

	Year ended December 31,
	2014		2013		2012
Current:
Federal	$	−	$	−	$31,847
State		4,901		−	6,979
		4,901		−	38,826
Deferred		(4,439)		(10,493)	(8,485)
		$462		$(10,493)	$30,341

Reconciliation of federal statutory tax expense (income) to the provision (benefit) for income taxes follows (in thousands):

	Year ended December 31,
	2014	2013	2012
Income tax expense (income) at federal rate	$1,875	$(17,894)	$(5,463)
State income tax expense (income), net of federal income tax expense (income)	818	(2,225)	(663)
Transaction costs	3,163	(116)	284
Impairment charges	−	12,395	36,201
Prior year contingencies	(230)	(554)	(225)
Noncontrolling interests	(7,348)	(1,263)	(207)
Other items, net	2,184	(836)	414
	$462	$(10,493)	$30,341

Other items consist of compensation and other permanent differences, including meals, entertainment and lobbying, which are deemed immaterial.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8 – INCOME TAXES (Continued)

A summary of net deferred income tax assets (liabilities) by source included in the accompanying consolidated balance sheet at December 31 follows (in thousands):

	2014			2013
	Assets		Liabilities	Assets	Liabilities
Property and equipment	$	−	$10,276	$10,543	$	−
Insurance		40,707	−	48,759		−
Accounts receivable allowances		9,562	−	−		2,165
Compensation		68,095	−	56,976		−
Net operating losses		120,263	−	82,250		−
Assets held for sale		2,458	−	−		995
Goodwill and intangibles		−	128,405	−		120,200
Other		42,130	−	29,538		−
		283,215	$138,681	228,066		$123,360
Reclassification of deferred tax liabilities		(138,681)		(123,360)
Net deferred tax assets		144,534		104,706
Valuation allowance		(50,969)		(49,743)
		$93,565		$54,963

Deferred income taxes totaling $82.4 million and $37.9 million at December 31, 2014 and 2013, respectively, were classified as current assets, and deferred income taxes totaling $11.2 million and $17.1 million at December 31, 2014 and 2013, respectively, were classified as noncurrent assets.

The Company identified deferred income tax assets for state income tax NOLs of $68.8 million and $56.7 million at December 31, 2014 and 2013, respectively, and a corresponding deferred income tax valuation allowance of $50.9 million and $49.5 million at December 31, 2014 and 2013, respectively, for that portion of the net deferred income tax assets that the Company will likely not realize in the future. The Company had deferred tax assets for federal NOLs of $51.4 million and $25.5 million at December 31, 2014 and 2013, respectively, with no deferred income tax valuation allowance at December 31, 2014 and a corresponding deferred income tax valuation allowance of $0.2 million at December 31, 2013. The federal NOLs expire in various amounts through 2035. The Company’s deferred income tax assets for NOLs at December 31, 2014 do not include $2.2 million of excess tax benefits related to stock compensation since the Company is in a NOL position in 2014.

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

A reconciliation of unrecognized tax benefits follows (in thousands):

Balance, December 31, 2011		$1,081
Additions based upon tax positions related to the current year		100
Reductions due to lapses of applicable statute of limitations and the conclusion of income tax examinations		(275)
Balance, December 31, 2012		906
Reductions due to lapses of applicable statute of limitations and the conclusion of income tax examinations		(608)
Balance, December 31, 2013		298
Reductions due to lapses of applicable statute of limitations and the conclusion of income tax examinations		(298)
Balance, December 31, 2014	$	−

The Company records accrued interest and penalties associated with uncertain tax positions as income tax expense in the consolidated statement of operations. Accrued interest related to uncertain tax provisions totaled $0.1 million as of December 31, 2013.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8 – INCOME TAXES (Continued)

The federal statute of limitations remains open for tax years 2011 through 2013. During 2014, the Company resolved federal income tax audits for the 2012 tax year. The Company is currently under examination by the Internal Revenue Service (the “IRS”) for the 2013 and 2014 tax years. The Company has been accepted into the IRS’s Compliance Assurance Process (“CAP”) for the 2012 through 2015 tax years. CAP is an enhanced, real-time review of a company’s tax positions and compliance. The Company expects participation in CAP to improve the timeliness of its federal tax examinations.

State jurisdictions generally have statutes of limitations for tax returns ranging from three to five years. The state impact of federal income tax changes remains subject to examination by various states for a period of up to one year after formal notification to the states. Currently, the Company has various state income tax returns under examination.

In connection with the Company’s acquisition of RehabCare Group, Inc. (“RehabCare”), an accounting method change for the 2011 tax year resulted in a non-recurring reduction in income tax payments of approximately $8 million during 2012. The Company’s earnings were not impacted by this transaction.

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

The provision for loss for insurance risks, including the cost of coverage maintained with unaffiliated commercial reinsurance and insurance carriers, follows (in thousands):

	Year ended December 31,
	2014	2013	2012
Professional liability:
Continuing operations	$59,190	$53,564	$50,079
Discontinued operations	8,073	31,061	26,420
Workers compensation:
Continuing operations	$36,152	$37,369	$40,103
Discontinued operations	2,110	11,976	18,729

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9 – INSURANCE RISKS (Continued)

Changes in the allowance for professional liability risks and workers compensation risks for the years ended December 31 follow (including discontinued operations) (in thousands):

	2014			2013
	Professional liability	Workers compensation	Total	Professional liability	Workers compensation	Total
Allowance for insurance risks at beginning of year	$307,223	$187,637	$494,860	$290,718	$193,361	$484,079
Provision for loss for retained insurance risks:
Current year	55,419	42,724	98,143	68,631	51,136	119,767
Prior years	291	(12,438)	(12,147)	3,386	(7,378)	(3,992)
	55,710	30,286	85,996	72,017	43,758	115,775
Provision for reinsurance and insurance, administrative and overhead costs	11,553	7,976	19,529	12,608	5,587	18,195
Discount accretion	1,409	−	1,409	1,490	−	1,490
Contributions from managed facilities	300	254	554	250	250	500
Acquisitions	−	−	−	60	528	588
Payments for insurance risks:
Current year	(7,539)	(9,412)	(16,951)	(4,092)	(10,651)	(14,743)
Prior years	(70,526)	(24,594)	(95,120)	(77,717)	(31,441)	(109,158)
	(78,065)	(34,006)	(112,071)	(81,809)	(42,092)	(123,901)
Payments for reinsurance and insurance, administrative and overhead costs	(11,553)	(7,976)	(19,529)	(12,608)	(5,587)	(18,195)
Change in reinsurance and other recoverables	21,174	5,088	26,262	24,497	(8,168)	16,329
Allowance for insurance risks at end of year	$307,751	$189,259	$497,010	$307,223	$187,637	$494,860

	2012
	Professional liability	Workers compensation	Total
Allowance for insurance risks at beginning of year	$263,727	$170,687	$434,414
Provision for loss for retained insurance risks:
Current year	72,111	52,871	124,982
Prior years	(7,906)	(1,956)	(9,862)
	64,205	50,915	115,120
Provision for reinsurance and insurance, administrative and overhead costs	12,294	7,917	20,211
Discount accretion	1,652	−	1,652
Contributions from managed facilities	105	405	510
Acquisitions	−	−	−
Payments for insurance risks:
Current year	(5,203)	(11,518)	(16,721)
Prior years	(54,691)	(29,218)	(83,909)
	(59,894)	(40,736)	(100,630)
Payments for reinsurance and insurance, administrative and overhead costs	(12,294)	(7,917)	(20,211)
Change in reinsurance and other recoverables	20,923	12,090	33,013
Allowance for insurance risks at end of year	$290,718	$193,361	$484,079

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9 – INSURANCE RISKS (Continued)

A summary of the assets and liabilities related to insurance risks included in the accompanying consolidated balance sheet at December 31 follows (in thousands):

	2014			2013
	Professional liability	Workers compensation	Total	Professional liability	Workers compensation	Total
Assets:
Current:
Insurance subsidiary investments	$63,183	$36,768	$99,951	$60,117	$36,178	$96,295
Reinsurance recoverables	7,376	−	7,376	7,186	−	7,186
Other	−	100	100	−	150	150
	70,559	36,868	107,427	67,303	36,328	103,631
Non-current:
Insurance subsidiary investments	84,210	81,835	166,045	66,648	82,446	149,094
Reinsurance and other recoverables	81,722	73,714	155,436	70,465	68,626	139,091
Deposits	3,879	1,428	5,307	4,238	1,489	5,727
Other	−	38	38	−	39	39
	169,811	157,015	326,826	141,351	152,600	293,951
	$240,370	$193,883	$434,253	$208,654	$188,928	$397,582
Liabilities:
Allowance for insurance risks:
Current	$64,137	$39,802	$103,939	$60,993	$40,044	$101,037
Non-current	243,614	149,457	393,071	246,230	147,593	393,823
	$307,751	$189,259	$497,010	$307,223	$187,637	$494,860

Provisions for loss for professional liability risks retained by the Company’s limited purpose insurance subsidiary have been discounted based upon actuarial estimates of claim payment patterns using a discount rate of 1% to 5% depending upon the policy year. The discount rate was 1% for the 2012 through 2014 policy years and 1% to 5% for all prior policy years. The discount rates are based upon the risk free interest rate for the respective year. Amounts equal to the discounted loss provision are funded annually. The Company does not fund the portion of professional liability risks related to estimated claims that have been incurred but not reported. Accordingly, these liabilities are not discounted. If the Company did not discount any of the allowances for professional liability risks, these balances would have approximated $310.3 million at December 31, 2014 and $309.9 million at December 31, 2013.

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

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10 – INSURANCE SUBSIDIARY INVESTMENTS (Continued)

The cost for equities, amortized cost for debt securities and estimated fair value of the Company’s insurance subsidiary investments at December 31 follows (in thousands):

	2014						2013
	Cost	Unrealized gains		Unrealized losses		Fair value	Cost	Unrealized gains		Unrealized losses		Fair value
Cash and cash equivalents (a)	$150,556	$	−	$	−	$150,556	$184,239	$	−	$	−	$184,239
Debt securities:
Corporate bonds	49,077		19		(60)	49,036	20,573		50		(8)	20,615
Debt securities issued by U.S. government agencies	25,313		19		(19)	25,313	19,498		37		(8)	19,527
U.S. Treasury notes	25,813		3		(7)	25,809	7,636		4		(2)	7,638
	100,203		41		(86)	100,158	47,707		91		(18)	47,780
Equities by industry:
Consumer	1,539		107		(13)	1,633	1,534		303		(21)	1,816
Financial services	975		56		(6)	1,025	1,445		302		(2)	1,745
Healthcare	962		60		(8)	1,014	787		186		(3)	970
Technology	989		41		(34)	996	1,214		213		−	1,427
Industrials	649		14		(22)	641	1,140		326		−	1,466
Other	3,145		40		(265)	2,920	1,650		381		(35)	1,996
	8,259		318		(348)	8,229	7,770		1,711		(61)	9,420
Certificates of deposit	7,051		2		−	7,053	3,950		2		(2)	3,950
	$266,069		$361		$(434)	$265,996	$243,666		$1,804		$(81)	$245,389

(a)	Includes $15.6 million and $8.5 million of money market funds at December 31, 2014 and 2013, respectively.

The fair value by maturity periods at December 31, 2014 of available-for-sale investments of the Company’s insurance subsidiary follows. Equities generally do not have maturity dates.

(In thousands)	Contractual maturities
Within one year	$189,655
One year to five years	67,838
After five years	274
Equities	8,229
$265,996

Since the Company’s insurance subsidiary investments are restricted for a limited purpose, they are classified in the accompanying consolidated balance sheet based upon the expected current and long-term cash requirements of the limited purpose insurance subsidiary.

Net investment income earned by the Company’s insurance subsidiary investments follows (in thousands):

	Year ended December 31,
	2014	2013	2012
Interest income	$1,013	$1,011	$1,290
Net amortization of premium and accretion of discount	(325)	(330)	(406)
Gains on sale of investments	2,895	3,404	123
Losses on sale of investments	(92)	(24)	(28)
Other-than-temporary impairments	−	(143)	−
Investment expenses	(145)	(118)	(115)
	$3,346	$3,800	$864

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10 – INSURANCE SUBSIDIARY INVESTMENTS (Continued)

The available-for-sale investments of the Company’s insurance subsidiary which have unrealized losses at December 31, 2014 and 2013 are shown below. The investments are categorized by the length of time that individual securities have been in a continuous unrealized loss position at December 31, 2014 and 2013.

December 31, 2014	Less than one year		One year or greater				Total
(In thousands)	Fair value	Unrealized losses	Fair value		Unrealized losses		Fair value	Unrealized losses
Debt securities:
Corporate bonds	$34,859	$60	$	−	$	−	$34,859	$60
Debt securities issued by U.S. government agencies	13,294	19		−		−	13,294	19
U.S. Treasury notes	15,626	7		−		−	15,626	7
	63,779	86		−		−	63,779	86
Equities by industry:
Consumer	372	13		−		−	372	13
Financial services	110	3		159		3	269	6
Healthcare	321	8		−		−	321	8
Technology	470	34		−		−	470	34
Industrials	339	22					339	22
Other	2,287	265		−		−	2,287	265
	3,899	345		159		3	4,058	348
	$67,678	$431		$159		$3	$67,837	$434

December 31, 2013	Less than one year		One year or greater			Total
(In thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses		Fair value	Unrealized losses
Debt securities:
Corporate bonds	$4,699	$8	$53	$	−	$4,752	$8
Debt securities issued by U.S. government agencies	4,916	8	−		−	4,916	8
U.S. Treasury notes	1,618	2	−		−	1,618	2
	11,233	18	53		−	11,286	18
Equities by industry:
Consumer	717	21	−		−	717	21
Financial services	194	2	−		−	194	2
Healthcare	161	3	−		−	161	3
Other	612	35	−		−	612	35
	1,684	61	−		−	1,684	61
Certificates of deposit	747	2	−		−	747	2
	$13,664	$81	$53	$	−	$13,717	$81

The unrealized losses on equities totaling $0.3 million at December 31, 2014 and $0.1 million at December 31, 2013 were due generally to market fluctuations. Accordingly, the Company believes these unrealized losses are temporary in nature.

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

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10 – INSURANCE SUBSIDIARY INVESTMENTS (Continued)

The Company considered the severity and duration of its unrealized losses at December 31, 2014 for various investments held in its insurance subsidiary investment portfolio and determined that these unrealized losses were temporary and did not record any impairment losses related to these investments. The Company considered the severity and duration of its unrealized losses at December 31, 2013 and recognized a $0.1 million pretax other-than-temporary impairment during 2013 for various investments held in its insurance subsidiary investment portfolio. These investments were determined to be impaired after considering the duration of the declines in value and the likelihood of near term price recovery of each investment. Because the Company considered the remaining unrealized losses at December 31, 2013 to be temporary, the Company did not record any additional impairment losses related to these investments.

As a result of deterioration in professional liability and workers compensation underwriting results of the Company’s limited purpose insurance subsidiary in 2012 and 2011, the Company made capital contributions of $14.2 million and $8.6 million in 2013 and 2012, respectively, to its limited purpose insurance subsidiary. These transactions were completed in accordance with applicable regulations. Neither capital contribution had any impact on earnings. No contribution was required to be paid in 2014.

NOTE 11 – LEASES

The Company leases real estate and equipment under cancelable and non-cancelable arrangements. The following table sets forth rent expense by business segment (in thousands):

	Year ended December 31,
	2014	2013	2012
Hospital division:
Buildings:
Ventas	$118,130	$107,431	$101,831
Other landlords	62,637	62,265	66,430
Equipment	31,319	32,491	32,119
	212,086	202,187	200,380
Nursing center division:
Buildings:
Ventas	43,809	40,667	39,363
Other landlords	33,412	38,628	36,325
Equipment	8,348	8,493	7,570
	85,569	87,788	83,258
Rehabilitation division:
Skilled nursing rehabilitation services:
Buildings	1,314	1,311	1,289
Equipment	2,885	3,415	4,153
	4,199	4,726	5,442
Hospital rehabilitation services:
Buildings	61	37	52
Equipment	57	69	88
	118	106	140
Care management division:
Buildings	7,922	4,513	2,754
Equipment	860	588	386
	8,782	5,101	3,140
Corporate:
Buildings	2,109	2,120	2,242
Equipment	176	164	187
	2,285	2,284	2,429
	$313,039	$302,192	$294,789

Various facility leases include contingent annual rent escalators based upon a change in the Consumer Price Index or other agreed upon terms such as a patient revenue test. These contingent rents are included in rent expense in the year incurred. The Company recorded contingent rent of $0.8 million, $2.5 million and $1.3 million for the years ended December 31, 2014, 2013 and 2012, respectively, including both continuing operations and discontinued operations.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11 – LEASES (Continued)

Future minimum payments under non-cancelable operating leases are as follows (in thousands):

	Minimum payments
	Ventas	Other	Total
2015	$174,739	$100,089	$274,828
2016	166,607	91,408	258,015
2017	168,290	72,903	241,193
2018	139,356	60,737	200,093
2019	125,030	56,019	181,049
Thereafter	480,810	234,073	714,883

Ventas master lease agreements

At December 31, 2014, the Company leased from Ventas and its affiliates 38 TC hospitals and 45 nursing centers under four master lease agreements (as amended, the “Master Lease Agreements”).  Included in the 45 nursing centers leased at December 31, 2014 are the 2014 Expiring Facilities. For accounting purposes, the Company reflected the operating results of the 2014 Expiring Facilities as discontinued operations in the accompanying consolidated statement of operations for all historical periods.

There are one or more bundles of leased properties under each Master Lease Agreement, with each bundle containing leased nursing centers and/or TC hospitals.

2013 lease renewals and expirations

Under the Master Lease Agreements, the Company had 86 nursing centers and 22 TC hospitals eligible for renewal prior to an April 30, 2015 lease expiration date. On September 30, 2013, the Company entered into an agreement with Ventas to renew the leases for 26 nursing centers and 22 TC hospitals (the “2013 Renewal Facilities”) as follows:

●

the leases for 15 nursing centers and three TC hospitals were renewed for an additional five year term effective May 1, 2015, with annual rents increasing by $4 million on October 1, 2014 and otherwise subject to rent escalators found in the original Master Lease Agreements; and

●

the leases for 11 nursing centers and 19 TC hospitals were moved to an amended and restated Master Lease No. 5 (“Master Lease No. 5”) and renewed for a ten year, seven month term effective October 1, 2014, with annual rents under Master Lease No. 5 increasing by $11 million on October 1, 2014 and otherwise subject to annual increases (up to a 4% cap) based on changes in the Consumer Price Index.

For accounting purposes, the Company began recording the additional rents over the new lease term on a straight-line basis beginning on October 1, 2013, the effective date of the agreements.

On September 30, 2013, the Company entered into agreements to renew early its leases with Ventas for the 2013 Renewal Facilities and to exit the 2013 Expiring Facilities. The lease term for the 2013 Renewal Facilities and the 2013 Expiring Facilities was scheduled to expire in April 2015. Under the terms of the agreements, the lease term for the 2013 Expiring Facilities expired on September 30, 2014. The Company transferred the operations of all of the 2013 Expiring Facilities to new operators during the year ended December 31, 2014. The results of operations and losses associated with the 2013 Expiring Facilities are reported as discontinued operations in the accompanying consolidated statement of operations for all historical periods.

2014 lease expirations

On December 27, 2014, the Company entered into an agreement with Ventas to transition the operations under the leases for the 2014 Expiring Facilities. The leases will terminate as to each such facility when the operation of such nursing center is transferred to a new operator, which is expected to occur during 2015. The current lease term for eight of these nursing centers is scheduled to expire on April 30, 2018. The current lease term for the ninth of these nursing centers is scheduled to expire on April 30, 2020. The Company will continue to operate these facilities until operations are transferred, but their operating results will be reflected in discontinued operations through the expiration of the lease term. The results of operations and losses associated with the 2014 Expiring Facilities are reported as discontinued operations in the accompanying consolidated statement of operations for all historical periods. Under the terms of the agreement, the Company incurred a $40 million lease termination fee in exchange for the early termination of the leases, which was paid to Ventas in January 2015.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11 – LEASES (Continued)

Renewals

Following the exit of the 2014 Expiring Facilities, the Company will lease 36 nursing centers and 38 TC hospitals from Ventas within eight separate renewal bundles. Each bundle may be renewed for at least one five-year renewal term, provided notice of renewal is provided between 12 and 18 months prior to the expiration of the lease term. The following chart sets forth the current lease renewals under the Master Lease Agreements:

				Facility renewals
Renewal group	Master leases	Expiration date	Renewal date	Nursing centers	TC hospitals	Renewal bundles
Group 1	1, 2, 4	April 30, 2018	October 31, 2016 – April 29, 2017	11	6	3
Group 2	1, 2	April 30, 2020	October 31, 2018 – April 29, 2019	14	3	2
Group 3	5	April 30, 2023	October 31, 2021 – April 29, 2022	–	10	1
Group 4	5	April 30, 2025	October 31, 2023 – April 29, 2024	11	19	2

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

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12 – LONG-TERM DEBT

Capitalization

A summary of long-term debt at December 31 follows (in thousands):

	2014	2013
Term Loan Facility, net of unamortized original issue discount of $6.4 million at December 31, 2014	$988,645	$	−
Prior Term Loan Facility, net of unamortized original issue discount of $6.4 million at December 31, 2013	−		777,197
8.00% Notes due 2020	750,000		−
8.75% Notes due 2023	600,000		−
6.375% Notes due 2022	500,000		−
8.25% Notes due 2019	−		550,000
Mandatory Redeemable Preferred Stock (See Note 13)	34,773		−
ABL Facility	−		−
Prior ABL Facility	−		256,100
Other	3,720		4,316
Total debt, average life of 7 years (weighted average rate 6.7% for 2014 and 5.4% for 2013)	2,877,138		1,587,613
Amounts due within one year	(24,607)		(8,222)
Long-term debt	$2,852,531		$1,579,391

The following table summarizes scheduled maturities of long-term debt for the years 2015 through 2019 (in thousands):

	Term Loan Facility		8.00% Notes due 2020	8.75% Notes due 2023		6.375% Notes due 2022		Mandatory Redeemable Preferred Stock		ABL Facility	Other	Total
2015	$10,000	$	−	$	−	$	−	$10,887	$	−	$3,720	$24,607
2016	10,000		−		−		−	11,514		−	−	21,514
2017	10,000		−		−		−	12,372		−	−	22,372
2018	10,000		−		−		−	−		−	−	10,000
2019	10,000				−		−	−		−	−	10,000

The estimated fair value of the Company’s long-term debt approximated $2.9 billion and $1.6 billion at December 31, 2014 and December 31, 2013, respectively. See Note 18.

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

Unamortized deferred financing costs related to the Prior ABL Facility totaling $0.6 million ($0.4 million net of income taxes) were written-off and recorded as interest expense during the year ended December 31, 2014.

Term Loan Amendment Agreement

On April 9, 2014, the Company also entered into a third amendment and restatement agreement (the “Term Loan Amendment Agreement”) among the Company, the other credit parties party thereto, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the lenders party thereto. The Term Loan Amendment Agreement amends and restates the Term Loan Credit Agreement dated as of June 1, 2011, as amended by that certain Incremental Amendment No. 1 to the Term Loan Credit Agreement dated as of October 4, 2012, as amended and restated by that certain Amendment and Restatement Agreement dated as of May 30, 2013 and as further amended and restated by that certain Second Amendment and Restatement Agreement dated as of August 21, 2013 (the “Prior Term Loan Facility”). As used herein, the “Amended Term Loan Facility” refers to the amended and restated Prior Term Loan Facility following the Term Loan Amendment Agreement.

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

Unamortized deferred financing costs and original issue discount related to the Prior Term Loan Facility totaling $5.0 million ($3.1 million net of income taxes) were written-off and recorded as interest expense during the year ended December 31, 2014.

Aside from the foregoing changes, the terms and conditions of the Amended ABL Facility and the Amended Term Loan Facility were each substantially similar to their respective terms and conditions before the effectiveness of the ABL Amendment Agreement and Term Loan Amendment Agreement, as applicable.

Indenture and 6.375% Senior Notes due 2022

On April 9, 2014, the Company completed a private placement of $500 million aggregate principal amount of 6.375% senior notes due 2022 (the “Notes due 2022”). The Notes due 2022 were issued pursuant to the indenture dated as of April 9, 2014 among the Company, the guarantors party thereto (the “2022 Guarantors”) and Wells Fargo Bank, National Association, as trustee.

The Notes due 2022 bear interest at an annual rate of 6.375% and are senior unsecured obligations of the Company and of the 2022 Guarantors. The indenture governing the Notes due 2022 contains certain restrictive covenants that, among other things, limits the Company’s and its restricted subsidiaries’ ability to incur, assume or guarantee additional indebtedness; pay dividends, make distributions or redeem or repurchase capital stock; effect dividends, loans or asset transfers from its subsidiaries; sell or otherwise dispose of assets; and enter into transactions with affiliates. These covenants are subject to a number of limitations and exceptions. The indenture governing the Notes due 2022 also contains customary events of default. The Notes due 2022 are fully and unconditionally guaranteed, subject to customary release provisions, by substantially all of the Company’s domestic 100% owned subsidiaries.

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

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12 – LONG-TERM DEBT (Continued)

Registration Rights Agreement – Notes due 2022

In connection with the Notes due 2022, on April 9, 2014, the Company and the 2022 Guarantors entered into a registration rights agreement with J.P. Morgan Securities LLC, on behalf of the initial purchasers of the Notes due 2022.

Pursuant to the registration rights agreement, the Company and the 2022 Guarantors agreed (among other obligations) to use commercially reasonable efforts to file with the SEC a registration statement relating to an offer to exchange the Notes due 2022 for registered notes with substantially identical terms and consummate such offer within 365 days after the issuance of the Notes due 2022. On January 29, 2015, the Company completed the registered exchange offer for all of its outstanding Notes due 2022 for an equal principal amount of new Notes due 2022, which have been registered under the Securities Act. The exchange offer commenced on December 29, 2014 and was completed on January 28, 2015. All of the aggregate principal amount of the initial unregistered notes were validly tendered for exchange for the registered Notes due 2022.

Redemption of Notes due 2019

On April 9, 2014, an irrevocable notice of redemption of the Company’s $550 million, 8.25% senior notes due 2019 (the “Notes due 2019”) was delivered to the holders thereof, calling for redemption of the entire outstanding $550 million aggregate principal amount of the Notes due 2019 on May 9, 2014 (the “Redemption Date”) pursuant to the terms of the indenture dated as of June 1, 2011, as supplemented and amended from time to time, among the Company, the guarantors party thereto and Wells Fargo Bank, National Association, as trustee. The redemption price for the Notes due 2019 that were redeemed was equal to 100% of the principal amount of the Notes due 2019 plus accrued and unpaid interest on the Notes due 2019 but excluding the Redemption Date plus the applicable premium as defined in the indenture governing the Notes due 2019.

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

The write-off of unamortized deferred financing costs totaling $10.7 million ($6.6 million net of income taxes), the applicable premium totaling $36.4 million ($22.5 million net of income taxes) and interest expense for the period from April 9 to May 9 totaling $3.9 million ($2.4 million net of income taxes), all related to the Notes due 2019, were recorded as interest expense during the year ended December 31, 2014.

Gentiva Merger – Financing Transactions

The following transactions (collectively, the “Financing Transactions”) occurred in connection with the Gentiva Merger:

• the Company issued $1.35 billion aggregate principal amount of senior notes;

• the Company issued approximately 15 million shares of its Common Stock through two Common Stock offerings (see Note 15) and issued approximately 10 million shares of its Common Stock through the Stock Consideration (see Note 2);

• the Company issued 172,500 tangible equity units (the “Units”) (see Note 13); and

• the Company amended the credit facilities.

Notes Offering

On December 18, 2014, Kindred Escrow Corp. II (the “Escrow Issuer”), one of the Company’s subsidiaries, completed a private placement of $750 million aggregate principal amount of 8.00% Senior Notes due 2020 (the “Notes due 2020”) and $600 million aggregate principal amount of 8.75% Senior Notes due 2023 (the “Notes due 2023”) (the Notes due 2020 and the Notes due 2023 are collectively referred to as the “Notes”). The Notes due 2020 were issued pursuant to the indenture, dated as of December 18, 2014 (the “2020 Indenture”), between the Escrow Issuer and Wells Fargo Bank, National Association, as trustee. The Notes due 2023 were issued pursuant to the indenture, dated as of December 18, 2014 (the “2023 Indenture” and, together with the 2020 Indenture, the “Indentures”), between the Escrow Issuer and Wells Fargo Bank, National Association.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12 – LONG-TERM DEBT (Continued)

Notes Offering (Continued)

Prior to the consummation of the Gentiva Merger, the Notes were senior secured obligations of the Escrow Issuer. Upon consummation of the Gentiva Merger, the Escrow Issuer was merged with and into the Company, as a result of which the Notes were assumed by the Company and fully and unconditionally guaranteed on a senior unsecured basis by substantially all of the Company’s domestic 100% owned subsidiaries, including substantially all of the Company’s and Gentiva’s domestic 100% owned subsidiaries (the “Guarantors”), ranking pari passu with all of our respective existing and future senior unsubordinated indebtedness.

The Indentures contain certain restrictive covenants that limit the Company and its restricted subsidiaries’ ability to, among other things, incur, assume or guarantee additional indebtedness; pay dividends, make distributions or redeem or repurchase capital stock; effect dividends, loans or asset transfers from its subsidiaries; sell or otherwise dispose of assets; and enter into transactions with affiliates. These covenants are subject to a number of limitations and exceptions. The Indentures also contain customary events of default.

Under the terms of the Indentures, the Company may pay dividends pursuant to specified exceptions or, if its consolidated coverage ratio (as defined therein) is at least 2.0 to 1.0, it may also pay dividends in an amount equal to 50% of its consolidated net income (as defined therein) and 100% of the net cash proceeds from the issuance of capital stock, in each case since January 1, 2014. The making of certain other restricted payments or investments by the Company or its restricted subsidiaries would reduce the amount available for the payment of dividends pursuant to the foregoing exception.

Registration Rights Agreements – Notes due 2020 and Notes due 2023

On December 18, 2014, the Escrow Issuer entered into a registration rights agreement related to the Notes due 2020 and a registration rights agreement related to the Notes due 2023 (together, the “Registration Rights Agreements”), each with Citigroup Global Markets Inc., as representative of the initial purchasers of the Notes. After the consummation of the Gentiva Merger, the Company and each of the Guarantors executed a joinder agreement to become parties to the each of the Registration Rights Agreements.

Pursuant to the Registration Rights Agreements, the Company and the Guarantors will (among other obligations), use commercially reasonable efforts to file with the SEC a registration statement relating to an offer to exchange each of the Notes due 2020 and the Notes due 2023 for registered notes with substantially identical terms and consummate such offer within 365 days after the issuance of the Notes. A “Registration Default” will occur if, among other things, the Company and the Guarantors fail to comply with this requirement. If a Registration Default occurs with respect to the Notes due 2020 or the Notes due 2023, the annual interest rate of the Notes due 2020 or the Notes due 2023, as applicable, will be increased by 0.25% per annum and will increase by 0.25% per annum at the end of each subsequent 90-day period, but in no event will such increase exceed 1.00% per annum.

Escrow Agreements

On December 18, 2014, the Company and the Escrow Issuer entered into an escrow agreement related to the Notes due 2020 and an escrow agreement related to the Notes due 2023 (together, the “Escrow Agreements”), each with Wells Fargo Bank, National Association, as trustee under the Indentures, and as escrow agent. Pursuant to the Escrow Agreements, the Escrow Issuer deposited the gross proceeds of $1.35 billion from the sale of the Notes into the separate escrow accounts (the “Escrow Accounts”) and the Company deposited an additional amount sufficient (together with the gross proceeds deposited by the Escrow Issuer) to fund the redemption of the Notes and to pay all regularly scheduled interest on the Notes to, but not including, the special mandatory redemption date into the respective Escrow Accounts. The amount of interest deposited on December 18, 2014 totaled $23.4 million and is recorded in current assets on the balance sheet at December 31, 2014. The release of the escrowed funds was conditioned on the consummation of the Gentiva Merger, the merger of the Escrow Issuer with and into the Company, as a result of which the Company assumed the Escrow Issuer’s obligations under the Notes, and other conditions set forth in the Escrow Agreements.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12 – LONG-TERM DEBT (Continued)

Credit Facilities Amendments

The Company amended and restated its Amended ABL Facility on October 31, 2014 (as amended, the “ABL Facility”) to, among other items, modify certain provisions to permit the issuance of notes into an escrow account and, effective upon completion of the Gentiva Merger, modified certain provisions related to the incurrence of debt and the making of acquisitions, investments and restricted payments. In addition, the Company increased the revolving commitments under the ABL Facility by $150 million pursuant to an incremental joinder agreement that became effective upon completion of the Gentiva Merger.

The Company amended and restated its Amended Term Loan Facility on November 25, 2014 (as amended, the “Term Loan Facility,” and, together with the ABL Facility, the “Credit Facilities”) to, among other items, modify certain provisions to permit the issuance of notes into an escrow account, increase the applicable interest rate margins on the term loans, temporarily increase the maximum total leverage ratio permitted under the financial maintenance covenants and modify certain provisions related to the incurrence of debt and the making of acquisitions, investments and restricted payments.

All obligations under the ABL Facility and the Term Loan Facility are fully and unconditionally guaranteed, subject to certain customary release provisions, by substantially all of the Company’s existing and future direct and indirect domestic 100% owned subsidiaries, as well as certain non-100% owned domestic subsidiaries as the Company may determine from time to time in its sole discretion. The Notes due 2022, the Notes due 2020 and the Notes dues 2023 are fully and unconditionally guaranteed, subject to certain customary release provisions, by substantially all of the Company’s domestic 100% owned subsidiaries.

Amendment to Notes due 2022

On January 30, 2015, following the receipt of sufficient consents to approve the proposed amendments (the “Amendments”), the Company, the 2022 Guarantors and Wells Fargo Bank, National Association, as trustee, entered into the first supplemental indenture (the “2022 Notes Supplemental Indenture”) to the indenture governing the Notes due 2022. The 2022 Notes Supplemental Indenture conforms certain covenants, definitions and other terms in the indenture governing the Notes due 2022 to the covenants, definitions and terms contained in the Indentures governing the Notes. The Amendments became operative following the consummation of the Gentiva Merger.
Additional Financing Transactions

In June 2011, in connection with the Company’s acquisition of RehabCare, the Company entered into the Prior ABL Facility, a $650 million senior secured asset-based revolving credit facility and the Prior Term Loan Facility, a $700 million senior secured term loan facility (collectively, the “Prior Credit Facilities”), and completed the private placement of the Notes due 2019. The Company used proceeds from the Prior Credit Facilities and the Notes due 2019 to pay the RehabCare merger consideration, repay all amounts outstanding under the Company’s and RehabCare’s previous credit facilities and to pay transaction costs.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12 – LONG-TERM DEBT (Continued)

Additional Financing Transactions (Continued)

The Prior Credit Facilities also included an option to increase the credit capacity in an aggregate amount between the two facilities by $200 million. In October 2012, the Company exercised this option to increase the credit capacity by completing modifications to increase by $100 million its Prior Term Loan Facility and expand by $100 million the borrowing capacity of its Prior ABL Facility. In May 2013, the Company completed an amendment and restatement of its Prior Term Loan Facility to reduce its annual interest costs. In August 2013, the Company completed amendments and restatements to the Prior Credit Facilities to modify certain covenants to improve its financial flexibility.

The Company recorded fees associated with amendments of $0.5 million during 2013, which are included in other operating expenses in the accompanying consolidated statement of operations and charges associated with the amendments of $1.5 million during 2013, which are included in interest expense in the accompanying consolidated statement of operations.

Interest rate swaps

In December 2011, the Company entered into two interest rate swap agreements to hedge its floating interest rate on an aggregate of $225 million of debt outstanding under its Prior Term Loan Facility. The interest rate swaps have an effective date of January 9, 2012, and will expire on January 11, 2016 and continue to apply to the Term Loan Facility. The Company is required to make payments based upon a fixed interest rate of 1.8925% calculated on the notional amount of $225 million. In exchange, the Company will receive interest on $225 million at a variable interest rate that is based upon the three-month LIBOR, subject to a minimum rate of 1.5%. The Company determined the interest rate swaps qualify for cash flow hedge accounting treatment at December 31, 2014. However, an amendment to the Prior Term Loan Facility completed in May 2013 reduced the LIBOR floor from 1.5% to 1.0%, therefore some partial ineffectiveness will result through the expiration of the interest rate swap agreement.

In March 2014, the Company entered into an additional interest rate swap agreement to hedge its floating interest rate on an aggregate of $400 million of debt outstanding under the Amended Term Loan Facility. On April 8, 2014, the Company completed a novation of a portion of its $400 million swap agreement to two new counterparties, each in the amount of $125 million. The original swap contract was not amended, terminated or otherwise modified. The interest rate swap had an effective date of April 9, 2014 and will expire on April 9, 2018 and continues to apply to the Term Loan Facility. The Company is required to make payments based upon a fixed interest rate of 1.867% calculated on the notional amount of $400 million. In exchange, the Company will receive interest on $400 million at a variable interest rate that is based upon the three-month LIBOR, subject to a minimum rate of 1.0%. The Company determined these interest rate swaps qualify for cash flow hedge accounting treatment at December 31, 2014.

The Company records the effective portion of the gain or loss on these derivative financial instruments in accumulated other comprehensive income (loss) as a component of stockholders equity and records the ineffective portion of the gain or loss on these derivative financial instruments as interest expense. For the years ended December 31, 2014 and December 31, 2013, a loss of $0.2 million and a gain of $0.4 million, respectively, were recorded in interest expense for the portion of ineffectiveness recognized related to the interest rate swaps.

The aggregate fair value of the interest rate swaps recorded in other accrued liabilities was $3.7 million and $1.4 million at December 31, 2014 and December 31, 2013, respectively.

NOTE 13 – TANGIBLE EQUITY UNITS

On November 25, 2014, in an offering registered with the Securities and Exchange Commission (the “SEC”), the Company completed the sale of 150,000 Units for cash and granted the underwriters a 13-day over-allotment option to purchase up to an additional 22,500 Units. On December 1, 2014, the underwriters exercised in full their over-allotment option to purchase 22,500 additional Units, which the Company closed on December 3, 2014. Each Unit is composed of a prepaid stock purchase contract (a “Purchase Contract”) and one share of 7.25% Mandatory Redeemable Preferred Stock, Series A (the “Mandatory Redeemable Preferred Stock”) having a final preferred stock installment payment date of December 1, 2017 and an initial liquidation preference of $201.58 per share of Mandatory Redeemable Preferred Stock. The Company refers to this offering and the sale of its Units herein as the “Units Offering.” The net proceeds from the Units Offering, after deducting the underwriting discount and offering expenses, were $166.3 million.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13 – TANGIBLE EQUITY UNITS (Continued)

The Purchase Contracts were recorded as capital in excess of par value, net of issuance costs, and the Mandatory Redeemable Preferred Stock has been recorded as long-term debt. Issuance costs associated with the Mandatory Redeemable Preferred Stock were recorded as deferred financing costs within other long-term assets on the consolidated balance sheet and are being amortized using the effective interest method as interest expense over the term of the instrument. On the issuance date, the Company allocated the proceeds of the Units to equity and debt based on the relative fair values of the respective components of each Unit. The aggregate values assigned upon issuance of each component of the Units were as follows (amounts in thousands except Price per Unit):

	Purchase Contracts (equity component)		Mandatory Redeemable Preferred Stock (debt component)	Total
Price per Unit		$798.42	$201.58	$1,000.00
Gross proceeds		137,727	34,773	172,500
Issuance costs		(4,938)	(1,247)	(6,185)
		$132,789	$33,526	$166,315
Balance sheet impact at issuance:
Other long-term assets (deferred financing fees)	$	−	$1,247	$1,247
Current portion of long-term debt		−	10,887	10,887
Long-term debt		−	23,886	23,886
Capital in excess of par value		132,789	−	132,789

Dividends on each share of Mandatory Redeemable Preferred Stock accumulate on the outstanding liquidation preference at a rate of 7.25% per annum. On March 1, June 1, September 1 and December 1 of each year, commencing on March 1, 2015, the Company will pay equal quarterly cash installments of $18.75 per share of Mandatory Redeemable Preferred Stock (except for the March 1, 2015 installment payment, which will be $20.00 per share of Mandatory Redeemable Preferred Stock), in each case, to the extent that the Company has funds lawfully available for such purpose with respect to any such payments in cash and, with respect to the dividend portion of such payment, such dividend is declared by the Company’s Board of Directors. Each installment payment will constitute a payment of dividends (recorded as interest expense) and a payment of consideration for the partial reduction in liquidation preference of the Mandatory Redeemable Preferred Stock.

Unless settled earlier or redeemed at the holder’s or the Company’s option, each Purchase Contract will automatically settle on December 1, 2017, and the Company will deliver not more than 50.6329 shares and not less than 43.0918 shares of its Common Stock per Purchase Contract. If any holder elects to settle any or all of its Purchase Contracts early, the Company will deliver 43.0918 shares of Common Stock per Purchase Contract. For each Purchase Contract that is not settled early, the number of shares of the Company’s Common Stock issuable upon mandatory settlement of each Purchase Contract (the “settlement amount”) will be determined as follows:

•	if the applicable market value is greater than $23.21 per share, a number of shares of the Company’s Common Stock equal to 43.0918 shares of Common Stock;

•

if the applicable market value is less than or equal to $23.21 per share but greater than or equal to $19.75 per share, a number of shares of the Company’s Common Stock equal to $1,000 divided by the applicable market value; and

•	if the applicable market value is less than $19.75 per share, a number of shares of the Company’s Common Stock equal to 50.6329 shares of Common Stock.

The term “applicable market value” means the average of the daily volume weighted average price (“VWAP”) of the Company’s Common Stock for the 20 consecutive trading day period beginning on, and including, the 23rd scheduled trading day immediately preceding December 1, 2017.

The term VWAP of the Company’s Common Stock means, on any date of determination, the per share volume weighted average price as displayed under the heading Bloomberg VWAP on Bloomberg page “KND <equity> AQR” (or its equivalent successor if such page is not available) in respect of the period from the scheduled open of trading on the relevant trading day until the scheduled close of trading on the relevant trading day (or if such volume weighted average price is unavailable, the market price of one share of the Company’s Common Stock on such trading day determined, using a volume-weighted average method, by a nationally recognized independent investment banking firm retained for this purpose by the Company).

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13 – TANGIBLE EQUITY UNITS (Continued)

Following the closing of the Gentiva Merger, the Company will include the minimum number of shares to be issued under the Purchase Contracts in the denominator of the calculation of basic earnings per share.  Diluted earnings per share, when applicable, will include the weighted average number of common shares used in the basic denominator adjusted for the assumed number of shares that would be issued on the balance sheet date as determined by the settlement amount.

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

Litigation – The Company is a party to various legal actions and regulatory and other governmental and internal audits and investigations in the ordinary course of business (including investigations resulting from the Company’s obligation to self-report suspected violations of law by the Company). The Company cannot predict the ultimate outcome of pending litigation and regulatory and other governmental and internal audits and investigations. These matters could potentially subject the Company to sanctions, damages, recoupments, fines and other penalties, some of which may not be covered by insurance. The DOJ, CMS or other federal and state enforcement and regulatory agencies may conduct additional investigations related to the Company’s businesses in the future which may, either individually or in the aggregate, have a material adverse effect on the Company’s business, financial position, results of operations and liquidity. See Note 21.

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

NOTE 15 – CAPITAL STOCK

Common Stock Offerings

On November 25, 2014, in an offering registered with the SEC, the Company completed the sale of 5,000,000 shares of its Common Stock for cash and granted the underwriters a 30-day over-allotment option to purchase up to an additional 750,000 shares of Common Stock. On December 1, 2014, the underwriters exercised their over-allotment option to purchase 395,759 additional shares of Common Stock, which the Company closed on December 3, 2014. The Company refers to this offering and sale of its Common Stock herein as the “November Common Stock Offering.” The net proceeds of the November Common Stock Offering, after deducting the underwriting discount and offering expenses, were $101.0 million.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15 – CAPITAL STOCK (Continued)

Common Stock Offerings (Continued)

On June 25, 2014, in an offering registered with the SEC, the Company completed the sale of 9,000,000 shares of its Common Stock for cash and granted the underwriters a 30-day option to purchase up to an additional 1,350,000 shares of Common Stock, of which 723,468 shares were purchased on July 14, 2014. The Company refers to this offering and the sale of its Common Stock herein as the “June Common Stock Offering.” The net proceeds of the June Common Stock Offering, after deducting the underwriting discount and offering expenses, were $220.4 million.

Units Offering

On November 25, 2014, in an offering registered with the SEC, the Company completed the sale of 150,000 Units for cash and granted the underwriters a 13-day over-allotment option to purchase up to an additional 22,500 Units. On December 1, 2014, the underwriters exercised in full their over-allotment option to purchase 22,500 additional Units, which the Company closed on December 3, 2014. Each Unit is composed of a Purchase Contract and one share of Mandatory Redeemable Preferred Stock having a final preferred stock installment payment date of December 1, 2017 and an initial liquidation preference of $201.58 per share of Mandatory Redeemable Preferred Stock. The net proceeds from the Units Offering, after deducting the underwriting discount and offering expenses, were $166.3 million. See Note 13.

Dividends

In August 2013, the Company’s Board of Directors approved the initiation of a quarterly cash dividend to its shareholders of $0.12 per share of Common Stock. During 2014, the Company paid quarterly cash dividends of $0.12 per share of Common Stock on each of the following dates:  December 9, 2014, September 10, 2014, June 11, 2014 and March 27, 2014. During 2013, the Company paid quarterly cash dividends of $0.12 per share of Common Stock on each of the following dates: December 9, 2013 and September 9, 2013. In February 2015, the Company’s Board of Directors approved the quarterly cash dividend to its shareholders of $0.12 per share of Common Stock to be paid on April 1, 2015 to shareholders of record as of the close of business on March 11, 2015. Future declarations of quarterly dividends will be subject to the approval of the Company’s Board of Directors.

The Company’s Board of Directors has approved payment of the scheduled March 1, 2015 installment payment on the Company’s Units. This installment payment consists of the quarterly installment payment of $18.75 per Unit, plus a one-time incremental payment of $1.25 per Unit for the period between November 25, 2014 and December 1, 2014, for a total payment of $20.00 per Unit. The installment payment will be paid on March 2, 2015 (the first business day following the scheduled March 1 payment date) to the holders of record as of 5:00 p.m., New York City time, on February 15, 2015. To the extent that any Unit has been separated into its constituent Purchase Contract and its constituent share of Mandatory Redeemable Preferred Stock, the installment payment is payable only on the constituent share of Mandatory Redeemable Preferred Stock.

Equity compensation plans

In May 2014, the shareholders of the Company approved an additional 2.7 million shares of Common Stock issuable under the Company’s incentive compensation plans to Company employees. In May 2012, the shareholders of the Company approved an additional 200,000 shares of Common Stock issuable under the Company’s equity compensation plan to the Company’s non-employee directors. In May 2011, the shareholders of the Company approved an additional three million shares of Common Stock issuable under the Company’s incentive compensation plans to Company employees.

Plan descriptions

The Company maintains plans under which approximately seven million service-based restricted shares, performance-based restricted shares and options to purchase Common Stock may be granted to directors, officers and other key employees. Exercise provisions vary, but most stock options are exercisable in whole or in part beginning one to four years after grant and ending seven to ten years after grant. Shares of Common Stock available for future grants were 3,000,183, 1,033,186 and 2,301,320 at December 31, 2014, 2013 and 2012, respectively.

Stock options

There were no stock option grants during the three years ended December 31, 2014.

Compensation expense related to stock options was zero for the year ended December 31, 2014, immaterial for the year ended December 31, 2013 and $0.1 million ($0.1 million net of income taxes) for the year ended December 31, 2012.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15 – CAPITAL STOCK (Continued)

Stock options (Continued)

Activity in the various plans is summarized below:

	Shares under option	Option price per share	Weighted average exercise price
Balances, December 31, 2013	1,022,601	$11.53 to $25.83	$19.77
Exercised	(456,219)	11.53 to 22.08	17.23
Canceled	(120,711)	15.06 to 25.83	21.69
Balances, December 31, 2014	445,671	$11.53 to $25.83	$21.85

The intrinsic value of the stock options exercised during 2014, 2013 and 2012 approximated $2.4 million, $0.4 million and $0.2 million, respectively. Cash received from stock option exercises in 2014, 2013 and 2012 totaled $6.2 million, $0.5 million and $0.1 million, respectively.

A summary of stock options outstanding at December 31, 2014 follows:

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding at December 31, 2014	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable at December 31, 2014	Weighted average exercise price
$11.53 to $15.06	107,545	2 years	$13.91	107,545	$13.91
$19.40 to $22.08	80,142	1 year	20.56	80,142	20.56
$23.25 to $25.83	257,984	less than 1 year	25.57	257,984	25.57
	445,671	1 year	$21.85	445,671	$21.85

The intrinsic value of the stock options outstanding and stock options that are exercisable as of December 31, 2014 each approximated $0.5 million.

Service-based restricted shares

At December 31, 2014, unearned compensation costs related to non-vested service-based restricted shares aggregated $8.5 million. These costs will be expensed over the remaining weighted average vesting period of approximately two years. Compensation expense related to these awards approximated $13.0 million ($7.9 million net of income taxes) for the year ended December 31, 2014, $9.6 million ($5.8 million net of income taxes) for the year ended December 31, 2013 and $7.6 million ($4.6 million net of income taxes) for the year ended December 31, 2012.

A summary of non-vested service-based restricted shares follows:

	Non-vested service-based restricted shares	Weighted average fair value at date of grant
Balances, December 31, 2013	1,781,354	$12.23
Granted	646,290	22.42
Vested	(679,967)	13.01
Canceled	(172,950)	12.48
Balances, December 31, 2014	1,574,727	$16.05

The fair value of restricted shares vested during 2014, 2013 and 2012 was $15.0 million, $6.6 million and $3.2 million, respectively.

Performance-based restricted shares

Performance-based restricted share awards vest over a three-year period based upon the attainment of various performance measures in each performance period. Compensation expense related to these awards approximated $3.7 million ($2.2 million net of income taxes) for the year ended December 31, 2014, $1.6 million ($1.0 million net of income taxes) for the year ended December 31, 2013 and $3.2 million ($2.0 million net of income taxes) for the year ended December 31, 2012.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15 – CAPITAL STOCK (Continued)

Performance-based restricted shares (Continued)

A summary of non-vested performance-based restricted shares follows:

	Non-vested performance-based restricted shares	Weighted average fair value at date of grant
Balances, December 31, 2013	968,059
Granted	352,300	$22.69
Vested	(128,432)	10.71
Canceled	(401,153)	$12.83
Balances, December 31, 2014	790,774

The performance measures and fair value for each vesting period of a performance-based restricted share award are established annually. The performance measures and fair value for the non-vested performance-based restricted shares have not been established for vesting periods with performance measures determined after December 31, 2014.

NOTE 16 – EMPLOYEE BENEFIT PLANS

The Company maintains defined contribution retirement plans covering employees who meet certain minimum eligibility requirements. Benefits are determined as a percentage of a participant’s contributions and generally are vested based upon length of service. Retirement plan expense was $1.1 million for both 2014 and 2013, and $4.0 million for 2012. Amounts equal to retirement plan expense are funded annually.

NOTE 17 – ACCRUED LIABILITIES

A summary of other accrued liabilities at December 31 follows (in thousands):

	2014	2013
Accrued acquisition and divestiture costs	$49,655	$1,908
Patient accounts	38,504	38,386
Accrued interest	33,399	11,957
Taxes other than income	27,140	37,408
Accrued litigation	19,108	40,629
Other	22,174	16,207
	$189,980	$146,495

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 18 – FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

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

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 18 – FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)

The Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis and any associated losses for the years ended December 31, 2014 and 2013 are summarized below (in thousands):

	Fair value measurements						Assets/ liabilities at fair value		Total losses
	Level 1		Level 2		Level 3
December 31, 2014:
Recurring:
Assets:
Available-for-sale debt securities:
Corporate bonds	$	−		$49,036	$	−		$49,036	$	−
Debt securities issued by U.S. government agencies		−		25,313		−		25,313		−
U.S. Treasury notes		25,809		−		−		25,809		−
		25,809		74,349		−		100,158		−
Available-for-sale equity securities		8,229		−		−		8,229		−
Money market funds		17,787		−		−		17,787		−
Certificates of deposit		−		7,053		−		7,053		−
Total available-for-sale investments		51,825		81,402		−		133,227		−
Deposits held in money market funds		105,140		3,883		−		109,023		−
		$156,965		$85,285	$	−		$242,250	$	−
Liabilities:
Interest rate swaps	$	−		$(3,673)	$	−		$(3,673)	$	−
Non-recurring:
Assets:
Property and equipment	$	−	$	−		$19		$19		$(673)
Liabilities	$	−	$	−	$	−	$	−	$	−
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

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 18 – FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)

Recurring measurements

The Company’s available-for-sale investments held by its limited purpose insurance subsidiary consist of debt securities, equities, money market funds and certificates of deposit. These available-for-sale investments and the insurance subsidiary’s cash and cash equivalents of $135.0 million as of December 31, 2014 and $175.7 million as of December 31, 2013, classified as insurance subsidiary investments, are maintained for the payment of claims and expenses related to professional liability and workers compensation risks.

The Company also has available-for-sale investments totaling $2.2 million as of December 31, 2014 and $3.6 million as of December 31, 2013 related to a deferred compensation plan that is maintained for certain of the Company’s current and former employees.

The fair value of actively traded debt and equity securities and money market funds are based upon quoted market prices and are generally classified as Level 1. The fair value of inactively traded debt securities and certificates of deposit are based upon either quoted market prices of similar securities or observable inputs such as interest rates using either a market or income valuation approach and are generally classified as Level 2. The Company’s investment advisors obtain and review pricing for each security. The Company is responsible for the determination of fair value and as such the Company reviews the pricing information from its advisors in determining reasonable estimates of fair value. Based upon the Company’s internal review procedures, there were no adjustments to the prices during 2014 or 2013.

The Company’s deposits held in money market funds consist primarily of cash and cash equivalents for general corporate purposes and for the Company’s insurance programs.

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

	2014		2013
(In thousands)	Carrying value	Fair value	Carrying value	Fair value
Cash and cash equivalents	$164,188	$164,188	$35,972	$35,972
Cash–restricted	2,293	2,293	3,713	3,713
Insurance subsidiary investments	265,996	265,996	245,389	245,389
Tax refund escrow investments	−	−	205	205
Long-term debt, including amounts due within one year	2,877,138	2,930,815	1,587,608	1,630,192

Non-recurring measurements

In connection with the preparation of the Company’s operating results for the fourth quarter of 2013, the Company determined that the impact of regulatory changes announced on November 22, 2013 related to the Company’s home health reporting unit was an impairment triggering event. The regulatory changes resulted from action by CMS to, among other changes, rebase home health payment rates by reducing the national standardized 60 day episode payment rate by approximately 2.8% in each of the next four years beginning January 1, 2014. The Company tested the recoverability of the home health reporting unit goodwill, other intangible assets and long-lived assets. The Company recorded a pretax impairment charge aggregating $76.1 million in the fourth quarter of 2013 to reflect the amount by which the carrying value of its home health reporting unit exceeded the estimated fair value. The Company determined that other intangible assets and long-lived assets in the home health reporting unit were not impaired.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 18 – FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)

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

In July 2011, CMS issued the 2011 CMS Rules. The Company recorded pretax impairment charges aggregating $0.7 million for the year ended December 31, 2014 and $3.8 million (including $1.1 million in continuing operations) for the year ended December 31, 2013 for property and equipment expenditures in the nursing center asset groups that were determined to be impaired by the 2011 CMS Rules. These charges reflected the amount by which the carrying value of certain assets exceeded their estimated fair value. The fair value of property and equipment was measured using Level 3 inputs such as replacement costs factoring in depreciation, economic obsolesce and inflation trends.

NOTE 19 – NONCONTROLLING INTERESTS

As of December 31, 2014, the Company had ownership ranging from 51% to 99% in various partnerships.

During 2014 and 2013, the Company did not complete any buyouts of noncontrolling interests. During 2012, the Company completed various partial buyouts of noncontrolling interests. In accordance with the authoritative guidance of noncontrolling interests, these payments have been accounted for as equity transactions.

The following table reflects the effects on the Company’s equity for the year ended December 31, 2012 related to these buyouts in the Company’s ownership interest in consolidated subsidiaries (amounts in thousands):

December 31, 2012:
Decrease in carrying value of noncontrolling interests for purchase of noncontrolling interests in subsidiaries	$2,053
Increase in Company’s capital in excess of par value for purchase of noncontrolling interests in subsidiaries	(1,334)
Total cash consideration paid in exchange for purchase of noncontrolling interests	$719

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 20 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The accompanying condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X, Rule 3-10, “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered.” The Company’s Notes due 2019, which were redeemed during 2014, were fully and unconditionally guaranteed by substantially all of the Company’s domestic 100% owned subsidiaries. The Company’s Notes due 2022, which were issued during 2014, are fully and unconditionally guaranteed by the same subsidiaries. The Company’s Notes due 2020 and the Notes due 2023, which were issued during 2014, were senior unsecured obligations of the Escrow Issuer, which prior to the Gentiva Merger was a non-guarantor subsidiary of the Company. In conjunction with the Gentiva Merger, the Escrow Issuer was merged with and into the Company with the Company assuming the Notes due 2020 and 2023. See Note 12. The equity method has been used with respect to the parent company’s investment in subsidiaries.

The following condensed consolidating financial data present the financial position of the parent company/issuer, the guarantor subsidiaries and the non-guarantor subsidiaries as of December 31, 2014 and December 31, 2013, and the respective results of operations and cash flows for the three years ended December 31, 2014.

Condensed Consolidating Statement of Operations

	Year ended December 31, 2014
(In thousands)	Parent company/ issuer	Guarantor subsidiaries	Non-guarantor subsidiaries	Consolidating and eliminating adjustments	Consolidated
Revenues	$–	$4,466,335	$664,504	$(103,240)	$5,027,599
Salaries, wages and benefits	–	2,309,844	133,035	–	2,442,879
Supplies	–	257,066	31,977	–	289,043
Rent	–	263,783	49,256	–	313,039
Other operating expenses	–	594,596	85,396	–	679,992
General and administrative expenses	–	787,844	293,219	(103,240)	977,823
Other (income) expense	–	233	(1,105)	–	(872)
Depreciation and amortization	–	146,994	8,576	–	155,570
Management fees	–	(13,256)	13,256	–	–
Intercompany interest (income) expense from affiliates	(117,330)	80,093	37,237	–	–
Interest expense	164,229	15	4,519	–	168,763
Investment income	–	(587)	(3,409)	–	(3,996)
Equity in net loss of consolidating affiliates	51,393	–	–	(51,393)	–
	98,292	4,426,625	651,957	(154,633)	5,022,241
Income (loss) from continuing operations before income taxes	(98,292)	39,710	12,547	51,393	5,358
Provision (benefit) for income taxes	(18,455)	13,086	5,831	–	462
Income (loss) from continuing operations	(79,837)	26,624	6,716	51,393	4,896
Discontinued operations, net of income taxes:
Loss from operations	–	(47,647)	(5,983)	–	(53,630)
Loss on divestiture of operations	–	(10,572)	(2,126)	–	(12,698)
Loss from discontinued operations	–	(58,219)	(8,109)	–	(66,328)
Net loss	(79,837)	(31,595)	(1,393)	51,393	(61,432)
(Earnings) loss attributable to noncontrolling interests:
Continuing operations	–	–	(18,872)	–	(18,872)
Discontinued operations	–	–	467	–	467
	–	–	(18,405)	–	(18,405)
Loss attributable to Kindred	$(79,837)	$(31,595)	$(19,798)	$51,393	$(79,837)
Comprehensive loss	$(82,136)	$(32,701)	$(2,560)	$53,666	$(63,731)
Comprehensive loss attributable to Kindred	$(82,136)	$(32,701)	$(20,965)	$53,666	$(82,136)

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

 NOTE 20 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Condensed Consolidating Statement of Operations (Continued)

	Year ended December 31, 2013
(In thousands)	Parent company/ issuer	Guarantor subsidiaries	Non-guarantor subsidiaries	Consolidating and eliminating adjustments	Consolidated
Revenues	$–	$4,392,006	$499,315	$(116,086)	$4,775,235
Salaries, wages and benefits	–	2,234,195	129,943	–	2,364,138
Supplies	–	275,504	10,762	–	286,266
Rent	–	267,601	34,591	–	302,192
Other operating expenses	–	562,950	70,956	–	633,906
General and administrative expenses	–	806,842	215,864	(116,086)	906,620
Other (income) expense	–	635	(1,496)	–	(861)
Impairment charges	–	77,193	–	–	77,193
Depreciation and amortization	–	144,062	8,883	–	152,945
Management fees	–	(12,908)	12,908	–	–
Intercompany interest (income) expense from affiliates	(106,068)	70,995	35,073	–	–
Interest expense	107,785	11	212	–	108,008
Investment income	–	(233)	(3,813)	–	(4,046)
Equity in net loss of consolidating affiliates	167,455	–	–	(167,455)	–
	169,172	4,426,847	513,883	(283,541)	4,826,361
Loss from continuing operations before income taxes	(169,172)	(34,841)	(14,568)	167,455	(51,126)
Provision (benefit) for income taxes	(680)	(11,348)	1,535	–	(10,493)
Loss from continuing operations	(168,492)	(23,493)	(16,103)	167,455	(40,633)
Discontinued operations, net of income taxes:
Loss from operations	–	(38,793)	(1,522)	–	(40,315)
Loss on divestiture of operations	–	(83,887)	–	–	(83,887)
Loss from discontinued operations	–	(122,680)	(1,522)	–	(124,202)
Net loss	(168,492)	(146,173)	(17,625)	167,455	(164,835)
(Earnings) loss attributable to noncontrolling interests:
Continuing operations	–	–	(3,890)	–	(3,890)
Discontinued operations	–	–	233	–	233
	–	–	(3,657)	–	(3,657)
Loss attributable to Kindred	$(168,492)	$(146,173)	$(21,282)	$167,455	$(168,492)
Comprehensive loss	$(166,862)	$(146,173)	$(17,859)	$167,689	$(163,205)
Comprehensive loss attributable to Kindred	$(166,862)	$(146,173)	$(21,516)	$167,689	$(166,862)

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 20 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Condensed Consolidating Statement of Operations (Continued)

	Year ended December 31, 2012
(In thousands)	Parent company/ issuer	Guarantor subsidiaries	Non-guarantor subsidiaries	Consolidating and eliminating adjustments	Consolidated
Revenues	$–	$4,449,645	$444,144	$(100,447)	$4,793,342
Salaries, wages and benefits	–	2,221,049	128,248	–	2,349,297
Supplies	–	271,531	29,305	–	300,836
Rent	–	267,531	27,258	–	294,789
Other operating expenses	–	583,345	46,434	–	629,779
General and administrative expenses		775,539	185,254	(100,447)	860,346
Other income	–	26	–	–	26
Impairment charges	–	108,953	–	–	108,953
Depreciation and amortization	–	147,672	10,413	–	158,085
Management fees	(218)	(12,483)	12,701	–	–
Intercompany interest (income) expense from affiliates	(113,745)	80,456	33,289	–	–
Interest expense	107,243	(48)	630	–	107,825
Investment income	–	(114)	(872)	–	(986)
Equity in net loss of consolidating affiliates	44,651	–	–	(44,651)	–
	37,931	4,443,457	472,660	(145,098)	4,808,950
Income (loss) from continuing operations before income taxes	(37,931)	6,188	(28,516)	44,651	(15,608)
Provision (benefit) for income taxes	2,436	33,529	(5,624)	–	30,341
Loss from continuing operations	(40,367)	(27,341)	(22,892)	44,651	(45,949)
Discontinued operations, net of income taxes:
Income (loss) from operations	–	13,942	(2,572)	–	11,370
Loss on divestiture of operations	–	(4,745)	–	–	(4,745)
Income (loss) from discontinued operations	–	9,197	(2,572)	–	6,625
Net loss	(40,367)	(18,144)	(25,464)	44,651	(39,324)
(Earnings) loss attributable to noncontrolling interests:
Continuing operations	–	–	(1,382)	–	(1,382)
Discontinued operations	–	–	339	–	339
	–	–	(1,043)	–	(1,043)
Loss attributable to Kindred	$(40,367)	$(18,144)	$(26,507)	$44,651	$(40,367)
Comprehensive loss	$(40,780)	$(18,490)	$(24,627)	$44,160	$(39,737)
Comprehensive loss attributable to Kindred	$(40,780)	$(18,490)	$(25,670)	$44,160	$(40,780)

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 20 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Condensed Consolidating Balance Sheet

	As of December 31, 2014
(In thousands)	Parent company/ issuer	Guarantor subsidiaries	Non-guarantor subsidiaries	Consolidating and eliminating adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$–	$129,408	$34,780	$–	$164,188
Cash – restricted	–	2,293	–	–	2,293
Insurance subsidiary investments	–	–	99,951	–	99,951
Accounts receivable, net	–	852,007	92,212	–	944,219
Inventories	–	22,908	2,794	–	25,702
Deferred tax assets	–	82,391	–	–	82,391
Income taxes	–	7,621	954	–	8,575
Interest deposit on senior unsecured notes due 2020 and 2023 held in escrow	–	–	23,438	–	23,438
Other	–	35,346	3,959	–	39,305
	–	1,131,974	258,088	–	1,390,062
Property and equipment, net	–	859,414	42,690	–	902,104
Goodwill	–	704,790	292,807	–	997,597
Intangible assets, net	–	377,710	22,990	–	400,700
Assets held for sale	–	3,475	–	–	3,475
Insurance subsidiary investments	–	–	166,045	–	166,045
Investment in subsidiaries	1,943	–	–	(1,943)	–
Intercompany	2,937,529	–	–	(2,937,529)	–
Deferred tax assets	–	4,062	7,112	–	11,174
Proceeds from senior unsecured notes due 2020 and 2023 held in escrow	–	–	1,350,000	–	1,350,000
Acquisition deposit	–	195,000	–	–	195,000
Other	46,130	104,463	86,214	–	236,807
	$2,985,602	$3,380,888	$2,225,946	$(2,939,472)	$5,652,964
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$–	$126,173	$49,552	$–	$175,725
Salaries, wages and other compensation	–	311,271	47,586	–	358,857
Due to third party payors	–	43,957	–	–	43,957
Professional liability risks	–	3,323	60,814	–	64,137
Other accrued liabilities	20,317	157,169	12,494	–	189,980
Long-term debt due within one year	20,887	–	3,720	–	24,607
	41,204	641,893	174,166	–	857,263
Long-term debt – senior unsecured notes due 2020 and 2023	–	–	1,350,000	–	1,350,000
Long-term debt – other	1,502,531	–	–	–	1,502,531
Intercompany	–	2,539,697	397,832	(2,937,529)	–
Professional liability risks	–	55,634	187,980	–	243,614
Deferred credits and other liabilities	–	133,353	80,231	–	213,584
Commitments and contingencies
Equity:
Stockholders’ equity (deficit)	1,441,867	10,311	(8,368)	(1,943)	1,441,867
Noncontrolling interests	–	–	44,105	–	44,105
	1,441,867	10,311	35,737	(1,943)	1,485,972
	$2,985,602	$3,380,888	$2,225,946	$(2,939,472)	$5,652,964

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 20 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Condensed Consolidating Balance Sheet (Continued)

	As of December 31, 2013
(In thousands)	Parent company/ issuer	Guarantor subsidiaries	Non-guarantor subsidiaries	Consolidating and eliminating adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$–	$23,535	$12,437	$–	$35,972
Cash – restricted	–	3,713	–	–	3,713
Insurance subsidiary investments	–	–	96,295	–	96,295
Accounts receivable, net	–	819,103	97,426	–	916,529
Inventories	–	22,870	2,910	–	25,780
Deferred tax assets	–	37,920	–	–	37,920
Income taxes	–	36,083	763	–	36,846
Other	–	40,679	2,994	–	43,673
	–	983,903	212,825	–	1,196,728
Property and equipment, net	–	878,284	48,291	–	926,575
Goodwill	–	700,278	291,824	–	992,102
Intangible assets, net	–	400,313	22,990	–	423,303
Assets held for sale	–	20,978	–	–	20,978
Insurance subsidiary investments	–	–	149,094	–	149,094
Investment in subsidiaries	55,609	–	–	(55,609)	–
Intercompany	2,580,391	–	–	(2,580,391)	–
Deferred tax assets	–	6,193	10,850	–	17,043
Other	43,332	104,113	72,601	–	220,046
	$2,679,332	$3,094,062	$808,475	$(2,636,000)	$3,945,869
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$–	$158,497	$23,275	$–	$181,772
Salaries, wages and other compensation	–	314,413	46,779	–	361,192
Due to third party payors	–	33,747	–	–	33,747
Professional liability risks	–	3,339	57,654	–	60,993
Other accrued liabilities	13,378	122,381	10,736	–	146,495
Long-term debt due within one year	7,875	109	238	–	8,222
	21,253	632,486	138,682	–	792,421
Long-term debt – other	1,575,422	249	3,720	–	1,579,391
Intercompany	–	2,226,940	353,451	(2,580,391)	–
Professional liability risks	–	62,115	184,115	–	246,230
Deferred credits and other liabilities	–	129,260	77,351	–	206,611
Commitments and contingencies
Equity:
Stockholders’ equity	1,082,657	43,012	12,597	(55,609)	1,082,657
Noncontrolling interests	–	–	38,559	–	38,559
	1,082,657	43,012	51,156	(55,609)	1,121,216
	$2,679,332	$3,094,062	$808,475	$(2,636,000)	$3,945,869

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 20 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Condensed Consolidating Statement of Cash Flows

	Year ended December 31, 2014
(In thousands)	Parent company/ issuer	Guarantor subsidiaries	Non-guarantor subsidiaries	Consolidating and eliminating adjustments	Consolidated
Net cash provided by (used in) operating activities	$(26,637)	$91,605	$40,503	$–	$105,471
Cash flows from investing activities:
Routine capital expenditures	–	(85,983)	(5,098)	–	(91,081)
Development capital expenditures	–	(5,257)	–	–	(5,257)
Acquisitions, net of cash acquired	–	(23,986)	(150)	–	(24,136)
Acquisition deposit	–	(195,000)	–	–	(195,000)
Sale of assets	–	23,861	–	–	23,861
Proceeds from senior unsecured notes offering held in escrow	–	–	(1,350,000)	–	(1,350,000)
Interest in escrow for senior unsecured notes due 2020 and 2023	–	–	(23,438)	–	(23,438)
Purchase of insurance subsidiary investments	–	–	(105,324)	–	(105,324)
Sale of insurance subsidiary investments	–	–	51,716	–	51,716
Net change in insurance subsidiary cash and cash equivalents	–	–	33,683	–	33,683
Change in other investments	–	1,406	–	–	1,406
Other	–	679	–	–	679
Net cash used in investing activities	–	(284,280)	(1,398,611)	–	(1,682,891)
Cash flows from financing activities:
Proceeds from borrowings under revolving credit	1,551,515	–	–	–	1,551,515
Repayment of borrowings under revolving credit	(1,807,615)	–	–	–	(1,807,615)
Proceeds from issuance of senior unsecured notes due 2022	500,000	–	–	–	500,000
Proceeds from issuance of senior unsecured notes due 2020 and 2023	–	–	1,350,000	–	1,350,000
Proceeds from issuance of term loan, net of discount	997,500	–	–	–	997,500
Proceeds from issuance of debt component of tangible equity units	34,773	–	–	–	34,773
Repayment of senior unsecured notes	(550,000)	–	–	–	(550,000)
Repayment of term loan	(788,563)	–	–	–	(788,563)
Repayment of other long-term debt	–	(35)	(238)	–	(273)
Payment of deferred financing costs	(3,431)	–	–	–	(3,431)
Equity offering, net of offering costs	321,968	–	–	–	321,968
Issuance of equity component of tangible equity units, net of issuance costs	133,336	–	–	–	133,336
Issuance of Common Stock in connection with employee benefit plans	6,243	–	–	–	6,243
Dividends paid	(28,594)	–	–	–	(28,594)
Distributions to noncontrolling interests	–	–	(13,692)	–	(13,692)
Change in intercompany accounts	(340,495)	296,114	44,381	–	–
Other	–	2,469	–	–	2,469
Net cash provided by financing activities	26,637	298,548	1,380,451	–	1,705,636
Change in cash and cash equivalents	–	105,873	22,343	–	128,216
Cash and cash equivalents at beginning of period	–	23,535	12,437	–	35,972
Cash and cash equivalents at end of period	$–	$129,408	$34,780	$–	$164,188

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 20 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Condensed Consolidating Statement of Cash Flows (Continued)

	Year ended December 31, 2013
(In thousands)	Parent company/ issuer	Guarantor subsidiaries	Non-guarantor subsidiaries	Consolidating and eliminating adjustments	Consolidated
Net cash provided by (used in) operating activities	$(1,290)	$171,717	$28,985	$–	$199,412
Cash flows from investing activities:
Routine capital expenditures	–	(96,051)	(4,857)	–	(100,908)
Development capital expenditures	–	(11,206)	(618)	–	(11,824)
Acquisitions, net of cash acquired	–	(223,917)	(402)	–	(224,319)
Sale of assets	–	250,606	–	–	250,606
Purchase of insurance subsidiary investments	–	–	(46,127)	–	(46,127)
Sale of insurance subsidiary investments	–	–	49,954	–	49,954
Net change in insurance subsidiary cash and cash equivalents	–	–	(44,077)	–	(44,077)
Change in other investments	–	122	–	–	122
Capital contribution to insurance subsidiary	–	(14,220)	–	14,220	–
Other	–	376	–	–	376
Net cash used in investing activities	–	(94,290)	(46,127)	14,220	(126,197)
Cash flows from financing activities:
Proceeds from borrowings under revolving credit	1,675,800	–	–	–	1,675,800
Repayment of borrowings under revolving credit	(1,740,400)	–	–	–	(1,740,400)
Repayment of term loan	(5,937)	–	–	–	(5,937)
Repayment of other long-term debt	–	(103)	(836)	–	(939)
Payment of deferred financing costs	(1,666)	–	–	–	(1,666)
Issuance of Common Stock in connection with employee benefit plans	461	–	–	–	461
Dividends paid	(13,001)	–	–	–	(13,001)
Distributions to noncontrolling interests	–	–	(2,051)	–	(2,051)
Change in intercompany accounts	86,033	(91,642)	5,609	–	–
Capital contribution to insurance subsidiary	–	–	14,220	(14,220)	–
Other	–	483	–	–	483
Net cash provided by (used in) financing activities	1,290	(91,262)	16,942	(14,220)	(87,250)
Change in cash and cash equivalents	–	(13,835)	(200)	–	(14,035)
Cash and cash equivalents at beginning of period	–	37,370	12,637	–	50,007
Cash and cash equivalents at end of period	$–	$23,535	$12,437	$–	$35,972

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 20 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Condensed Consolidating Statement of Cash Flows (Continued)

	Year ended December 31, 2012
(In thousands)	Parent company/ issuer	Guarantor subsidiaries	Non-guarantor subsidiaries	Consolidating and eliminating adjustments	Consolidated
Net cash provided by operating activities	$23,683	$210,573	$28,306	$–	$262,562
Cash flows from investing activities:
Routine capital expenditures	–	(106,075)	(9,100)	–	(115,175)
Development capital expenditures	–	(44,860)	(5,462)	–	(50,322)
Acquisitions, net of cash acquired	–	(178,212)	–	–	(178,212)
Sale of assets	–	1,260	–	–	1,260
Purchase of insurance subsidiary investments	–	–	(38,041)	–	(38,041)
Sale of insurance subsidiary investments	–	–	38,363	–	38,363
Net change in insurance subsidiary cash and cash equivalents	–	–	(21,285)	–	(21,285)
Change in other investments	–	1,465	–	–	1,465
Capital contribution to insurance subsidiary	–	(8,600)	–	8,600	–
Other	–	(539)	–	–	(539)
Net cash used in investing activities	–	(335,561)	(35,525)	8,600	(362,486)
Cash flows from financing activities:
Proceeds from borrowings under revolving credit	1,784,300	–	–	–	1,784,300
Repayment of borrowings under revolving credit	(1,757,100)	–	–	–	(1,757,100)
Proceeds from issuance of term loan, net of discount	97,500	–	–	–	97,500
Repayment of term loan	(7,000)	–	–	–	(7,000)
Repayment of other long-term debt	–	(95)	(3,569)	–	(3,664)
Payment of deferred financing costs	(1,465)	–	–	–	(1,465)
Issuance of Common Stock in connection with employee benefit plans	147	–	–	–	147
Contribution made by noncontrolling interests	–	–	200	–	200
Distributions to noncontrolling interests	–	–	(3,829)	–	(3,829)
Purchase of noncontrolling interests	–	–	(719)	–	(719)
Capital contribution to insurance subsidiary	–	–	8,600	(8,600)	–
Change in intercompany accounts	(140,065)	140,628	(563)	–	–
Net cash provided by (used in) financing activities	(23,683)	140,533	120	(8,600)	108,370
Change in cash and cash equivalents	–	15,545	(7,099)	–	8,446
Cash and cash equivalents at beginning of period	–	21,825	19,736	–	41,561
Cash and cash equivalents at end of period	$–	$37,370	$12,637	$–	$50,007

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 21 – LEGAL AND REGULATORY PROCEEDINGS

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

Medicare and Medicaid payment reviews, audits and investigations—as a result of the Company’s participation in the Medicare and Medicaid programs, the Company faces and is currently subject to various governmental and internal reviews, audits and investigations to verify the Company’s compliance with these programs and applicable laws and regulations. The Company is routinely subject to audits under various government programs, such as the CMS Recovery Audit Contractor program, in which third party firms engaged by CMS conduct extensive reviews of claims data and medical and other records to identify potential improper payments to healthcare providers under the Medicare program. In addition, the Company, like other hospital and nursing center operators and rehabilitation therapy service providers, is subject to ongoing investigations by the OIG, the DOJ and state attorneys general into the billing of rehabilitation and other services provided to Medicare and Medicaid patients, including whether rehabilitation therapy services were properly documented and billed, whether services provided were medically necessary and general compliance with conditions of participation in the Medicare and Medicaid programs. Private pay sources such as third party insurance and managed care entities also often reserve the right to conduct audits. The Company’s costs to respond to and defend any such reviews, audits and investigations are significant and are likely to increase in the current enforcement environment. These audits and investigations may require the Company to refund or retroactively adjust amounts that have been paid under the relevant government program or by other payors. Further, an adverse review, audit or investigation also could result in other adverse consequences, particularly if the underlying conduct is found to be pervasive or systemic. These consequences include (1) state or federal agencies imposing fines, penalties and other sanctions on the Company; (2) loss of the Company’s right to participate in the Medicare or Medicaid programs or one or more third party payor networks; (3) indemnity claims asserted by customers and others for which the Company provides services; and (4) damage to the Company’s reputation in various markets, which could adversely affect the Company’s ability to attract patients, residents and employees.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 21 – LEGAL AND REGULATORY PROCEEDINGS (Continued)

The Company has responded to extensive document subpoenas and requests for employee interviews from the U.S. Attorney’s Office in Boston, Massachusetts concerning the operations of RehabCare, a therapy services company acquired by the Company on June 1, 2011. The DOJ asserts, among other things, that rehabilitation therapy services provided to patients in skilled nursing centers were not delivered or billed in accordance with Medicare requirements (including violations of the federal False Claims Act), and that there may have been questionable financial arrangements between RehabCare and a vendor and certain skilled nursing facility customers (including possible violations of the federal Anti-Kickback Statute). The Company is cooperating fully with the DOJ investigation and is in regular discussions with the DOJ on this matter. No estimate of the possible loss or range of loss resulting from this investigation can be made at this time. The Company disputes the allegations related to the DOJ investigation and will defend any related claims vigorously.

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

Four wage and hour class action lawsuits are currently pending against the Company in federal district court for the Central District of California, and are being addressed together by the court. Each case pertains to alleged errors made by the Company with respect to regular pay and overtime pay calculations, waiting times, meal period waivers and wage statements under California law. The Company tentatively settled these lawsuits in June 2014, subject to finalizing settlement details. Preliminary court approval was obtained in September 2014, with a fairness hearing continued by the court to March 9, 2015. The Company has previously recorded a $4.6 million loss provision during the year ended December 31, 2014 (for a total loss reserve of $16.6 million) related to these lawsuits.

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

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 21 – LEGAL AND REGULATORY PROCEEDINGS (Continued)

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

Ordinary course matters—in addition to the matters described above, the Company is subject to investigations, claims and lawsuits in the ordinary course of business, including investigations resulting from the Company’s obligation to self-report suspected violations of law by the Company and professional liability claims, particularly in the Company’s hospital and nursing center operations. In many of these claims, plaintiffs’ attorneys are seeking significant fines and compensatory and punitive damages, along with attorneys’ fees. The Company maintains professional and general liability insurance in amounts and coverage that management believes are sufficient for the Company’s operations. However, the Company’s insurance may not cover all claims against the Company or the full extent of the Company’s liability.

KINDRED HEALTHCARE, INC.

QUARTERLY CONSOLIDATED FINANCIAL INFORMATION

(In thousands, except per share amounts)

The following table represents summary quarterly consolidated financial information (unaudited) for the years ended December 31, 2014 and 2013:

	2014
	First	Second	Third	Fourth
Revenues	$1,272,610	$1,261,397	$1,228,918	$1,264,674
Net income (loss):
Income (loss) from continuing operations	22,927	(20,450)	7,222	(4,803)
Discontinued operations, net of income taxes:
Loss from operations	(7,442)	(8,768)	(8,677)	(28,743)
Gain (loss) on divestiture of operations	(3,006)	(2,018)	1,387	(9,061)
Loss from discontinued operations	(10,448)	(10,786)	(7,290)	(37,804)
Net income (loss)	12,479	(31,236)	(68)	(42,607)
(Earnings) loss attributable to noncontrolling interests:
Continuing operations	(4,529)	(4,828)	(4,372)	(5,143)
Discontinued operations	70	253	78	66
	(4,459)	(4,575)	(4,294)	(5,077)
Income (loss) attributable to Kindred	8,020	(35,811)	(4,362)	(47,684)
Earnings (loss) per common share:
Basic:
Income (loss) from continuing operations	0.34	(0.47)	0.04	(0.15)
Discontinued operations:
Loss from operations	(0.13)	(0.16)	(0.13)	(0.44)
Gain (loss) on divestiture of operations	(0.06)	(0.04)	0.02	(0.14)
Loss from discontinued operations	(0.19)	(0.20)	(0.11)	(0.58)
Net income (loss)	0.15	(0.67)	(0.07)	(0.73)
Diluted:
Income (loss) from continuing operations	0.34	(0.47)	0.04	(0.15)
Discontinued operations:
Loss from operations	(0.13)	(0.16)	(0.13)	(0.44)
Gain (loss) on divestiture of operations	(0.06)	(0.04)	0.02	(0.14)
Loss from discontinued operations	(0.19)	(0.20)	(0.11)	(0.58)
Net income (loss)	0.15	(0.67)	(0.07)	(0.73)
Shares used in computing earnings (loss) per common share:
Basic	52,641	53,714	62,863	65,135
Diluted	52,711	53,714	62,902	65,135
Market prices:
High	23.57	26.81	24.94	22.12
Low	17.59	21.74	18.80	17.72

KINDRED HEALTHCARE, INC.

QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED) (Continued)

(In thousands, except per share amounts)

	2013
	First	Second	Third	Fourth
Revenues	$1,243,740	$1,175,915	$1,160,690	$1,194,890
Net income (loss):
Income (loss) from continuing operations	11,179	13,879	(15,357)	(50,334)
Discontinued operations, net of income taxes:
Loss from operations	(5,681)	(1,200)	(25,871)	(7,563)
Loss on divestiture of operations	(2,025)	(10,852)	(65,016)	(5,994)
Loss from discontinued operations	(7,706)	(12,052)	(90,887)	(13,557)
Net income (loss)	3,473	1,827	(106,244)	(63,891)
(Earnings) loss attributable to noncontrolling interests:
Continuing operations	(467)	(116)	(841)	(2,466)
Discontinued operations	51	34	87	61
	(416)	(82)	(754)	(2,405)
Income (loss) attributable to Kindred	3,057	1,745	(106,998)	(66,296)
Earnings (loss) per common share:
Basic:
Income (loss) from continuing operations	0.20	0.25	(0.31)	(1.01)
Discontinued operations:
Loss from operations	(0.10)	(0.02)	(0.49)	(0.15)
Loss on divestiture of operations	(0.04)	(0.20)	(1.24)	(0.11)
Loss from discontinued operations	(0.14)	(0.22)	(1.73)	(0.26)
Net income (loss)	0.06	0.03	(2.04)	(1.27)
Diluted:
Income (loss) from continuing operations	0.20	0.25	(0.31)	(1.01)
Discontinued operations:
Loss from operations	(0.10)	(0.02)	(0.49)	(0.15)
Loss on divestiture of operations	(0.04)	(0.20)	(1.24)	(0.11)
Loss from discontinued operations	(0.14)	(0.22)	(1.73)	(0.26)
Net income (loss)	0.06	0.03	(2.04)	(1.27)
Shares used in computing earnings (loss) per common share:
Basic	52,062	52,265	52,323	52,344
Diluted	52,083	52,284	52,323	52,344
Market prices:
High	11.74	14.49	16.63	20.51
Low	10.21	9.75	12.50	13.13

KINDRED HEALTHCARE, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

(In thousands)

		Additions
	Balance at beginning of period	Charged to costs and expenses	Other		Acquisitions	Deductions or payments	Balance at end of period
Allowance for loss on accounts receivable:
Year ended December 31, 2012	$29,746	$23,692	$–		$–	$(29,479)	$23,959
Year ended December 31, 2013	23,959	44,640	–		–	(27,574)	41,025
Year ended December 31, 2014	41,025	41,803	–		–	(29,973)	52,855
Allowance for deferred taxes:
Year ended December 31, 2012	$38,631	$–	$7,352	(a)	$3,031	$(37)	$48,977
Year ended December 31, 2013	48,977	–	379	(a)	872	(485)	49,743
Year ended December 31, 2014	49,743	–	1,226	(a)	–	–	50,969

(a)

The Company identified deferred income tax assets for state income tax NOLs of $68.8 million, $56.7 million and $52.7 million at December 31, 2014, December 31, 2013 and December 31, 2012, respectively, and a corresponding deferred income tax valuation allowance of $50.9 million, $49.5 million and $48.4 million at December 31, 2014, December 31, 2013 and December 31, 2012, respectively, after determining that a portion of these state net deferred income tax assets were not realizable. The Company identified deferred income tax assets for federal income tax NOLs of $51.4 million and $25.5 million at December 31, 2014 and December 31, 2013, respectively, with no deferred income tax valuation allowance at December 31, 2014 and a corresponding deferred income tax valuation allowance of $0.2 million at December 31, 2013 after determining that a portion of these federal net deferred income tax assets were not realizable.