Form 10-Q
period 2015-03-31
KINDRED HEALTHCARE, INC
filed 2015-05-08
CIK 1060009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at April 30, 2015
Common stock, $0.25 par value	83,454,332 shares

1 of 77

KINDRED HEALTHCARE, INC.

FORM 10-Q

KINDRED HEALTHCARE, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three months ended
	March 31,
	2015	2014

Revenues	$1,675,967	$1,272,610
Salaries, wages and benefits	847,093	618,694
Supplies	93,271	72,965
Rent	92,140	78,530
Other operating expenses	197,727	169,530
General and administrative expenses (exclusive of depreciation and amortization expense included below)	406,102	231,272
Other income	(480)	(212)
Litigation contingency expense	95,000	−
Impairment charges	6,726	−
Depreciation and amortization	38,935	39,092
Interest expense	62,518	25,799
Investment income	(741)	(182)
	1,838,291	1,235,488
Income (loss) from continuing operations before income taxes	(162,324)	37,122
Provision (benefit) for income taxes	(27,736)	14,195
Income (loss) from continuing operations	(134,588)	22,927
Discontinued operations, net of income taxes:
Loss from operations	(3,424)	(7,442)
Loss on divestiture of operations	−	(3,006)
Loss from discontinued operations	(3,424)	(10,448)
Net income (loss)	(138,012)	12,479
(Earnings) loss attributable to noncontrolling interests:
Continuing operations	(8,847)	(4,529)
Discontinued operations	29	70
	(8,818)	(4,459)
Income (loss) attributable to Kindred	$(146,830)	$8,020
Amounts attributable to Kindred stockholders:
Income (loss) from continuing operations	$(143,435)	$18,398
Loss from discontinued operations	(3,395)	(10,378)
Net income (loss)	$(146,830)	$8,020
Earnings (loss) per common share:
Basic:
Income (loss) from continuing operations	$(1.80)	$0.34
Discontinued operations:
Loss from operations	(0.04)	(0.13)
Loss on divestiture of operations	−	(0.06)
Loss from discontinued operations	(0.04)	(0.19)
Net income (loss)	$(1.84)	$0.15
Diluted:
Income (loss) from continuing operations	$(1.80)	$0.34
Discontinued operations:
Loss from operations	(0.04)	(0.13)
Loss on divestiture of operations	−	(0.06)
Loss from discontinued operations	(0.04)	(0.19)
Net income (loss)	$(1.84)	$0.15
Shares used in computing earnings (loss) per common share:
Basic	79,575	52,641
Diluted	79,575	52,711
Cash dividends declared and paid per common share	$0.12	$0.12

See accompanying notes.

KINDRED HEALTHCARE, INC.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three months ended March 31,
	2015	2014
Net income (loss)	$(138,012)	$12,479
Other comprehensive income (loss):
Available-for-sale securities (Note 9):
Change in unrealized investment gains	281	137
Reclassification of gains realized in net income (loss)	(5)	(8)
Net change	276	129
Interest rate swaps (Note 1):
Change in unrealized losses	(1,992)	(1,080)
Reclassification of ineffectiveness realized in net income (loss)	(3)	32
Reclassification of gains realized in net income (loss), net of payments	(24)	(5)
Net change	(2,019)	(1,053)
Income tax expense related to items of other comprehensive income (loss)	687	379
Other comprehensive loss	(1,056)	(545)
Comprehensive income (loss)	(139,068)	11,934
Earnings attributable to noncontrolling interests	(8,818)	(4,459)
Comprehensive income (loss) attributable to Kindred	$(147,886)	$7,475

See accompanying notes.

KINDRED HEALTHCARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

(In thousands, except per share amounts)

	March 31,	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$96,525	$164,188
Insurance subsidiary investments	110,700	99,951
Accounts receivable less allowance for loss of $51,247 – March 31, 2015 and $52,855 – December 31, 2014	1,255,450	944,219
Inventories	27,151	25,702
Deferred tax assets	93,449	82,391
Income taxes	17,805	8,575
Interest deposit on senior unsecured notes held in escrow	−	23,438
Other	72,788	41,598
	1,673,868	1,390,062

Property and equipment	2,061,373	1,978,153
Accumulated depreciation	(1,107,611)	(1,076,049)
	953,762	902,104

Goodwill	2,633,661	997,597
Intangible assets less accumulated amortization of $72,596 – March 31, 2015 and $68,043 – December 31, 2014	809,597	400,700
Assets held for sale	2,432	3,475
Insurance subsidiary investments	183,122	166,045
Deferred tax assets	10,509	11,174
Proceeds from senior unsecured notes held in escrow	−	1,350,000
Acquisition deposit	−	195,000
Other	314,380	236,807
Total assets (a)	$6,581,331	$5,652,964
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$195,397	$175,725
Salaries, wages and other compensation	451,564	358,857
Due to third party payors	48,044	43,957
Professional liability risks	66,752	64,137
Other accrued liabilities	340,846	189,980
Long-term debt due within one year	33,240	24,607
	1,135,843	857,263

Long-term debt	3,242,780	2,852,531
Professional liability risks	260,781	243,614
Deferred credits and other liabilities	293,271	213,584

Commitments and contingencies (Note 12)

Equity:
Stockholders' equity:
Common stock, $0.25 par value; authorized 175,000 shares; issued 83,424 shares – March 31, 2015 and 69,977 shares – December 31, 2014	20,856	17,494
Capital in excess of par value	1,748,599	1,586,692
Accumulated other comprehensive loss	(3,607)	(2,551)
Accumulated deficit	(308,616)	(159,768)
	1,457,232	1,441,867
Noncontrolling interests	191,424	44,105
Total equity	1,648,656	1,485,972
Total liabilities (a) and equity	$6,581,331	$5,652,964

(a)

The Company’s consolidated assets as of March 31, 2015 include total assets of variable interest entities of $357.3 million, which can only be used to settle the obligations of the VIEs. The Company’s consolidated liabilities as of March 31, 2015 include total liabilities of variable interest entities of $29.0 million. See note 1 of the notes to unaudited condensed consolidated financial statements.

See accompanying notes.

KINDRED HEALTHCARE, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(In thousands)

	Three months ended
	March 31,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$(138,012)	$12,479
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	39,077	41,304
Amortization of stock-based compensation costs	5,824	2,585
Amortization of deferred financing costs	3,062	2,397
Payment of capitalized lender fees related to debt issuance	(28,012)	−
Provision for doubtful accounts	8,292	8,760
Deferred income taxes	(25,580)	3,975
Impairment charges	6,726	444
Loss on divestiture of discontinued operations	−	3,006
Other	1,997	2,044
Change in operating assets and liabilities:
Accounts receivable	(31,656)	(71,829)
Inventories and other assets	53,022	(6,218)
Accounts payable	465	(13,452)
Income taxes	(5,768)	29,413
Due to third party payors	(15,419)	(2,013)
Other accrued liabilities	(13,620)	(28,649)
Net cash used in operating activities	(139,602)	(15,754)
Cash flows from investing activities:
Routine capital expenditures	(20,769)	(21,677)
Development capital expenditures	(5,788)	(751)
Acquisitions, net of cash acquired	(659,071)	(22,715)
Acquisition deposit	195,000	−
Sale of assets	948	5,034
Proceeds from senior unsecured notes offering held in escrow	1,350,000	−
Interest in escrow for senior unsecured notes	23,438	−
Purchase of insurance subsidiary investments	(25,918)	(10,114)
Sale of insurance subsidiary investments	22,029	8,762
Net change in insurance subsidiary cash and cash equivalents	(558)	(6,599)
Change in other investments	24	640
Other	5	(551)
Net cash provided by (used in) investing activities	879,340	(47,971)
Cash flows from financing activities:
Proceeds from borrowings under revolving credit	807,450	508,700
Repayment of borrowings under revolving credit	(610,050)	(425,800)
Proceeds from issuance of term loan, net of discount	199,000	−
Repayment of Gentiva debt	(1,177,363)	−
Repayment of term loan	−	(1,969)
Repayment of other long-term debt	(441)	(90)
Payment of deferred financing costs	(2,538)	(270)
Issuance of common stock in connection with employee benefit plans	66	3,804
Payment of costs associated with issuance of common stock and tangible equity units	(915)	−
Payment of dividend for mandatory redeemable preferred stock	(2,778)	−
Dividends paid	(9,975)	(6,514)
Distributions to noncontrolling interests	(11,019)	(2,933)
Other	1,162	1,873
Net cash provided by (used in) financing activities	(807,401)	76,801
Change in cash and cash equivalents	(67,663)	13,076
Cash and cash equivalents at beginning of period	164,188	35,972
Cash and cash equivalents at end of period	$96,525	$49,048
Supplemental information:
Interest payments	$34,810	$11,601
Income tax payments (refunds)	230	(25,894)
Issuance of common stock in Gentiva Merger (see Note 2)	175,088	−

See accompanying notes.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

Business

Kindred Healthcare, Inc. is a healthcare services company that through its subsidiaries operates transitional care (“TC”) hospitals, a home health, hospice and community care business, inpatient rehabilitation hospitals (“IRFs”), a contract rehabilitation services business, nursing centers and assisted living facilities across the United States (collectively, the “Company” or “Kindred”). At March 31, 2015, the Company’s hospital division operated 97 TC hospitals (certified as long-term acute care (“LTAC”) hospitals under the Medicare program) in 22 states. The Company’s Kindred at Home division (formerly known as the care management division) primarily provided home health, hospice and community care services from 664 sites of service in 41 states. The Company’s rehabilitation division provided rehabilitation services primarily in hospitals and long-term care settings and operated 16 IRFs. The Company’s nursing center division operated 90 nursing centers and seven assisted living facilities in 18 states.

Gentiva Merger

On October 9, 2014, the Company entered into an Agreement and Plan of Merger (the “Gentiva Merger Agreement”) with Gentiva Health Services, Inc. (“Gentiva”), providing for the Company’s acquisition of Gentiva (the “Gentiva Merger”). On February 2, 2015, the Company consummated the Gentiva Merger, with Gentiva continuing as the surviving company and the Company’s wholly owned subsidiary.

Discontinued operations

The Company has completed several transactions related to the divestiture or planned divestiture of unprofitable hospitals and nursing centers to improve its future operating results. For accounting purposes, the operating results of these businesses and the losses associated with these transactions have been classified as discontinued operations in the accompanying unaudited condensed consolidated statement of operations for all periods presented. Assets held for sale at March 31, 2015 have been measured at the lower of carrying value or estimated fair value less costs of disposal and have been classified as held for sale in the accompanying unaudited condensed consolidated balance sheet. See Note 4 for a summary of discontinued operations.

Recently issued accounting requirements

In April 2015, the Financial Accounting Standards Board (the “FASB”) issued authoritative guidance which changes the balance sheet presentation requirements for debt issuance costs. To simplify presentation of debt issuance costs, the amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This guidance is effective for annual and interim periods beginning on or after December 15, 2015. The new guidance should be applied on a retrospective basis, and early adoption is permitted.  The adoption of this standard is not expected to have a material impact on the Company’s business, financial position, results of operations or liquidity.

In February 2015, the FASB issued authoritative guidance which changes the evaluation of certain legal entities for consolidation. Specifically, the guidance (i) modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities (“VIEs”) or voting interest entities, (ii) eliminates the presumption that a general partner should consolidate a limited partnership, (iii) affects the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships and (iv) provides a scope exception from consolidation guidance for reporting entities with interest in legal entities in certain investment funds. The guidance is effective for all interim and annual reporting periods beginning after December 15, 2015. Early adoption is permitted for all entities. The guidance is not expected to have an impact on the Company’s business, financial position, results of operations or liquidity.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION (Continued)

Recently issued accounting requirements (Continued)

In January 2015, the FASB issued authoritative guidance which eliminated from United States generally accepted accounting principles (“GAAP”) the concept of extraordinary items. The FASB issued this update as part of its initiative to reduce complexity in accounting standards, also referred to as the Simplification Initiative. The guidance is effective for all interim and annual reporting periods beginning after December 15, 2015. Early adoption is permitted for all entities. The guidance is not expected to have an impact on the Company’s business, financial position, results of operations or liquidity.

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

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION (Continued)

Equity

The following table sets forth the changes in equity attributable to noncontrolling interests and equity attributable to Kindred stockholders for the three months ended March 31, 2015 and 2014 (in thousands):

For the three months ended March 31, 2015:	Amounts attributable to Kindred stockholders	Noncontrolling interests	Total equity
Balance at December 31, 2014	$1,441,867	$44,105	$1,485,972
Comprehensive income (loss):
Net income (loss)	(146,830)	8,818	(138,012)
Other comprehensive loss	(1,056)	–	(1,056)
	(147,886)	8,818	(139,068)
Issuance of common stock in connection with employee benefit plans	66	–	66
Shares tendered by employees for statutory tax withholdings upon issuance of common stock	(7,058)	–	(7,058)
Income tax provision in connection with the issuance of common stock under employee benefit plans	(694)	–	(694)
Stock-based compensation amortization	5,824	–	5,824
Dividends paid	(9,975)	–	(9,975)
Acquired noncontrolling interests	–	149,520	149,520
Distributions to noncontrolling interests	–	(11,019)	(11,019)
Issuance of common stock in Gentiva Merger	175,088	–	175,088
Balance at March 31, 2015	$1,457,232	$191,424	$1,648,656
For the three months ended March 31, 2014:
Balance at December 31, 2013	$1,082,657	$38,559	$1,121,216
Comprehensive income:
Net income	8,020	4,459	12,479
Other comprehensive loss	(545)	–	(545)
	7,475	4,459	11,934
Issuance of common stock in connection with employee benefit plans	3,804	–	3,804
Shares tendered by employees for statutory tax withholdings upon issuance of common stock	(5,319)	–	(5,319)
Income tax benefit in connection with the issuance of common stock under employee benefit plans	1,128	–	1,128
Stock-based compensation amortization	2,585	–	2,585
Distributions to noncontrolling interests	–	(2,933)	(2,933)
Dividends paid	(6,514)	–	(6,514)
Balance at March 31, 2014	$1,085,816	$40,085	$1,125,901

Property and equipment

In the first quarter of 2015, the Company changed the estimated useful life of certain technology and medical equipment based upon a detailed review of actual utilization. The change in estimate extended the expected useful life by two to three years depending on the equipment category and has been accounted for prospectively beginning January 1, 2015. The impact from this change in accounting estimate for the first quarter of 2015 was an increase to income (loss) from continuing operations before income taxes of $4.4 million ($2.7 million net of income taxes).

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION (Continued)

Derivative financial instruments

In December 2011, the Company entered into two interest rate swap agreements to hedge its floating interest rate on an aggregate of $225 million of debt outstanding under its senior secured term loan facility (the “Prior Term Loan Facility”) entered into in June 2011. The interest rate swaps had an effective date of January 9, 2012, and will expire on January 11, 2016. The Company is required to make payments based upon a fixed interest rate of 1.8925% calculated on the notional amount of $225 million. In exchange, the Company will receive interest on $225 million at a variable interest rate that is based upon the three-month London Interbank Offered Rate (“LIBOR”), subject to a minimum rate of 1.5%. The Company determined these interest rate swaps continue to qualify for cash flow hedge accounting treatment at March 31, 2015. However, an amendment to the Prior Term Loan Facility completed in May 2013 reduced the LIBOR floor from 1.5% to 1.0%, therefore some partial ineffectiveness will result through the expiration of the interest rate swap agreements.

In March 2014, the Company entered into an additional interest rate swap agreement to hedge its floating interest rate on an aggregate of $400 million of debt outstanding under the Term Loan Facility (as defined in Note 10). On April 8, 2014, the Company completed a novation of a portion of its $400 million swap agreement to two new counterparties, each in the amount of $125 million. The original swap contract was not amended, terminated or otherwise modified. The interest rate swap had an effective date of April 9, 2014 and will expire on April 9, 2018 and continues to apply to the Term Loan Facility. The Company is required to make payments based upon a fixed interest rate of 1.867% calculated on the notional amount of $400 million. In exchange, the Company will receive interest on $400 million at a variable interest rate that is based upon the three-month LIBOR, subject to a minimum rate of 1.0%. The Company determined this interest rate swap continues to qualify for cash flow hedge accounting treatment at March 31, 2015.

The Company records the effective portion of the gain or loss on these derivative financial instruments in accumulated other comprehensive income (loss) as a component of stockholders’ equity and records the ineffective portion of the gain or loss on these derivative financial instruments as interest expense. For the three months ended March 31, 2015 and 2014, the ineffectiveness related to the interest rate swaps was immaterial.

The aggregate fair value of the interest rate swaps recorded in other accrued liabilities was $5.7 million and $3.7 million at March 31, 2015 and December 31, 2014, respectively. See Note 13.

Variable Interest Entities

The Company follows the provisions of the authoritative guidance for determining whether an entity is a VIE.  In order to determine if the Company is a primary beneficiary of a VIE for financial reporting purposes, it must consider whether it has the power to direct activities of the VIE that most significantly impact the performance of the VIE and whether the Company has the obligation to absorb losses or the right to receive returns that would be significant to the VIE. The Company consolidates a VIE when it is the primary beneficiary.

In January 2015, the Company completed the acquisition of Centerre Healthcare Corporation (“Centerre”), which operates 11 IRFs, each of which is subject to a partnership and a management services agreement with the Company. Under GAAP, the Company determined that all of the entities acquired qualify as VIEs and that the Company is the primary beneficiary in all but one arrangement. The Company holds an equity interest and acts as manager in each of the entities. Through the management agreement, the Company is delegated necessary responsibilities to provide management services, administrative services and direction of the day-to-day operations. Based on the Company’s assessment of the most significant activities of the IRFs, the manager has the ability to direct the majority of those activities in ten of the entities.

The analysis upon which the consolidation determination rests is complex, involves uncertainties, and requires significant judgment on various matters, some of which could be subject to different interpretations.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION (Continued)

Variable Interest Entities (Continued)

The carrying amounts and classifications of the assets and liabilities of the consolidated VIEs as of March 31, 2015 are as follows (in thousands):

Assets:
Current assets:
Cash and cash equivalents	$26,906
Accounts receivable, net	32,854
Inventories	1,459
Other	1,855
63,074
Property and equipment, net	14,181
Goodwill	256,666
Intangible assets, net	23,302
Other	49
Total assets	$357,272
Liabilities:
Current liabilities:
Accounts payable	$15,433
Salaries, wages and other compensation	1,976
Other accrued liabilities	3,076
Long-term debt due within one year	3,679
24,164
Long-term debt	1,371
Deferred credits and other liabilities	3,502
Total liabilities	$29,037

Other information

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q of Regulation S-X and do not include all of the disclosures normally required by GAAP or those normally required in annual reports on Form 10-K. Accordingly, these financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2014 filed with the Securities and Exchange Commission (the “SEC”) on Form 10-K. The accompanying condensed consolidated balance sheet at December 31, 2014 was derived from audited consolidated financial statements, but does not include all disclosures required by GAAP.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the Company’s customary accounting practices. Management believes that financial information included herein reflects all adjustments necessary for a fair statement of interim results and, except as otherwise disclosed, all such adjustments are of a normal and recurring nature.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP and include amounts based upon the estimates and judgments of management. Actual amounts may differ from those estimates.

Reclassifications

Certain prior period amounts have been reclassified to conform with the current period presentation.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 2 – GENTIVA MERGER

On October 9, 2014, the Company entered into the Gentiva Merger Agreement, providing for the Company’s acquisition of Gentiva. On February 2, 2015, the Company consummated the Gentiva Merger, with Gentiva continuing as the surviving company and the Company’s wholly owned subsidiary.

At the effective time of the Gentiva Merger, each share of common stock, par value $0.10 per share, of Gentiva (“Gentiva Common Stock”) issued and outstanding immediately prior to the effective time of the Gentiva Merger (other than shares held by Kindred, Gentiva and any wholly owned subsidiaries (which were cancelled) and shares owned by stockholders who properly exercised and perfected a demand for appraisal rights under Delaware law), including each deferred share unit, were converted into the right to receive (i) $14.50 in cash (the “Cash Consideration”), without interest, and (ii) 0.257 of a validly issued, fully paid and nonassessable share of Kindred common stock, par value $0.25 per share (the “Stock Consideration”). Kindred issued 9.6 million shares of common stock as the Stock Consideration. The purchase price totaled $719.9 million and was comprised of $544.8 million of Cash Consideration and $175.1 million of Stock Consideration. The Company also assumed $1.2 billion of long-term debt, which was paid off upon consummation of the Gentiva Merger.

The Company used the net proceeds from the Financing Transactions (as defined in Note 10), to fund the Cash Consideration for the Gentiva Merger, repay Gentiva’s existing debt and pay related transaction fees and expenses.

Operating results for the first quarter of 2015 included transaction and integration costs totaling $32.1 million, retention and severance costs totaling $54.5 million, a lease termination charge of $0.6 million and financing costs totaling $23.4 million related to the Gentiva Merger. Transaction, integration, retention and severance costs were recorded as general and administrative expenses, the lease termination charge was recorded as rent expense and financing costs were recorded as general and administrative expenses ($6.0 million) and as interest expense ($17.4 million).

As of December 31, 2014, Gentiva provided home health services, hospice services and community care services serving patients through approximately 491 locations in 40 states.

Purchase price allocation

The Gentiva Merger purchase price of $719.9 million was allocated on a preliminary basis to the estimated fair value of the tangible and intangible assets, and goodwill.

The following is the preliminary Gentiva Merger purchase price allocation (in thousands):

Cash and cash equivalents	$64,695
Accounts receivable	258,438
Deferred tax assets	26,234
Other current assets	54,509
Property and equipment	46,684
Identifiable intangible assets:
Certificates of need (indefinite life)	255,660
Medicare certifications (indefinite life)	103,080
Trade names (indefinite life)	22,200
Trade name	15,600
Non-compete agreements	1,820
Leasehold interests	1,439
Total identifiable intangible assets	399,799
Other assets	133,241
Current portion of long-term debt	(53,075)
Accounts payable and other current liabilities	(280,631)
Long-term debt, less current portion	(1,124,288)
Deferred tax liabilities	(47,787)
Other liabilities	(130,739)
Noncontrolling interests	(3,695)
Total identifiable net assets	(656,615)
Goodwill	1,376,528
Net assets	$719,913

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 2 – GENTIVA MERGER (Continued)

Purchase price allocation (Continued)

The fair value allocation was measured primarily using a discounted cash flows methodology, which is considered a Level 3 input (as described in Note 13).

The value of gross contractual accounts receivable before determining uncollectable amounts totaled $272.3 million. Accounts estimated to be uncollectable totaled $13.9 million.

The weighted average life of the definite lived intangible assets consisting primarily of a trade name is three years.

The aggregate goodwill arising from the Gentiva Merger is based upon the expected future cash flows of the Gentiva operations, which reflect both growth expectations and cost savings from combining the operations of the Company and Gentiva. Goodwill is not amortized and is not deductible for income tax purposes. Goodwill was preliminarily assigned to the Company’s home health reporting unit ($604.5 million), hospice reporting unit ($607.2 million) and community care reporting unit ($164.8 million).

The unaudited pro forma net effect of the Gentiva Merger assuming the acquisition occurred as of January 1, 2014 is as follows (in thousands, except per share amounts):

	Three months ended March 31,
	2015	2014
Revenues	$1,837,666	$1,760,115
Loss from continuing operations attributable to Kindred	(34,779)	(60,423)
Loss attributable to Kindred	(38,174)	(70,801)
Loss per common share:
Basic:
Loss from continuing operations	(0.42)	(0.71)
Net loss	(0.46)	(0.83)
Diluted:
Loss from continuing operations	(0.42)	(0.71)
Net loss	(0.46)	(0.83)

The unaudited pro forma financial data has been derived by combining the historical financial results of the Company and the operations acquired in the Gentiva Merger for the periods presented. The unaudited pro forma financial data includes transaction, integration, retention and severance costs, a lease cancellation charge and financing costs totaling $127.6 million incurred by both the Company and Gentiva in connection with the Gentiva Merger. These costs have been eliminated from the results of operations for 2015 and have been reflected as expenses incurred as of January 1, 2014 for purposes of the pro forma financial presentation. Revenues associated with Gentiva aggregated $334.9 million since the date of the Gentiva Merger.

NOTE 3 – OTHER ACQUISITIONS

The following is a summary of the Company’s other acquisition activities. The operating results of the acquired businesses have been included in the accompanying unaudited condensed consolidated financial statements of the Company from the respective acquisition dates. The purchase price of acquired businesses and acquired leased facilities resulted from negotiations with each of the sellers that were based upon both the historical and expected future cash flows of the respective businesses and real estate values. Each of these acquisitions was financed through operating cash flows and borrowings under the Company’s ABL Facility (as defined in Note 10). Unaudited pro forma financial data related to the acquired businesses have not been presented because the acquisitions are not material, either individually or in the aggregate, to the Company’s consolidated financial statements.

On January 1, 2015, the Company completed the acquisition of Centerre for a purchase price of approximately $195 million in cash (the “Centerre Acquisition”). Centerre operated 11 IRFs with 614 beds through partnerships.

On March 2, 2015, the Company acquired a home-based primary care practice for $4.1 million.

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

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 4 – DISCONTINUED OPERATIONS

In accordance with the authoritative guidance for the impairment or disposal of long-lived assets, the divestitures or planned divestiture of unprofitable businesses discussed in Note 1 has been accounted for as discontinued operations. Accordingly, the results of operations of these businesses for all periods presented and the losses or impairments associated with these transactions have been classified as discontinued operations, net of income taxes, in the accompanying unaudited condensed consolidated statement of operations. At March 31, 2015, the Company held for sale nine nursing centers reported as discontinued operations.

On December 27, 2014, the Company entered into an agreement with Ventas, Inc. (“Ventas”) to transition the operations under the leases for nine non-strategic nursing centers (the “2014 Expiring Facilities”). Each lease will terminate when the operation of such nursing center is transferred to a new operator, which is expected to occur during 2015. The current lease term for eight of these nursing centers is scheduled to expire on April 30, 2018. The current lease term for the ninth of theses nursing centers is scheduled to expire on April 30, 2020. The Company will continue to operate these facilities until operations are transferred. For accounting purposes, the 2014 Expiring Facilities qualified as assets held for sale and the Company reflected the operating results as discontinued operations in the accompanying unaudited condensed consolidated statement of operations for all historical periods. Under the terms of the agreement, the Company incurred a $40 million termination fee in exchange for the early termination of the leases, which was paid to Ventas in January 2015.

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

A summary of discontinued operations follows (in thousands):

	Three months ended March 31,
	2015	2014
Revenues	$11,717	$156,679
Salaries, wages and benefits	6,592	63,658
Supplies	700	8,073
Rent	2,654	19,136
Other operating expenses	2,391	30,550
General and administrative expenses	4,885	44,865
Other expense	−	−
Impairment charges	−	444
Depreciation	142	2,212
Interest expense	−	10
Investment (income) expense	(2)	1
	17,362	168,949
Loss from operations before income taxes	(5,645)	(12,270)
Income tax benefit	(2,221)	(4,828)
Loss from operations	(3,424)	(7,442)
Loss on divestiture of operations	−	(3,006)
Loss from discontinued operations	$(3,424)	$(10,448)
Loss attributable to noncontrolling interests	29	70
Loss attributable to Kindred	$(3,395)	$(10,378)

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 4 – DISCONTINUED OPERATIONS (Continued)

The following table sets forth certain discontinued operating data by business segment (in thousands):

	Three months ended March 31,
	2015		2014
Revenues:
Hospital division		$508	$15,422
Nursing center division		11,209	141,257
		$11,717	$156,679
Operating income (loss):
Hospital division		$(78)	$881
Nursing center division		(2,773)	8,208
		$(2,851)	$9,089
Rent:
Hospital division		$563	$1,688
Nursing center division		2,091	17,448
		$2,654	$19,136
Depreciation:
Hospital division	$	−	$518
Nursing center division		142	1,694
		$142	$2,212

A summary of the net assets held for sale follows (in thousands):

	March 31, 2015	December 31, 2014
Long-term assets:
Property and equipment, net	$2,263	$3,306
Other	169	169
	2,432	3,475
Current liabilities (included in other accrued liabilities)	−	−
	$2,432	$3,475

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

A summary of revenues by payor type follows (in thousands):

	Three months ended March 31,
	2015	2014
Medicare	$820,591	$541,563
Medicaid	187,414	151,573
Medicare Advantage	133,419	98,381
Medicaid Managed	43,637	23,648
Other	553,813	509,494
	1,738,874	1,324,659
Eliminations	(62,907)	(52,049)
	$1,675,967	$1,272,610

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 6 – EARNINGS (LOSS) PER SHARE

Earnings (loss) per common share are based upon the weighted average number of common shares outstanding during the respective periods. Because the Company is reporting a loss from continuing operations attributable to the Company for the three months ended March 31, 2015, the diluted calculation of earnings per common share excludes the dilutive impact of stock options and tangible equity units. The Company follows the provisions of the authoritative guidance for determining whether instruments granted in share-based payment transactions are participating securities, which requires that unvested restricted stock that entitles the holder to receive nonforfeitable dividends before vesting be included as a participating security in the basic and diluted earnings per common share calculation pursuant to the two-class method.

A computation of earnings (loss) per common share follows (in thousands, except per share amounts):

	Three months ended March 31,
	2015				2014
	Basic		Diluted		Basic	Diluted
Earnings (loss):
Amounts attributable to Kindred stockholders:
Income (loss) from continuing operations:
As reported in Statement of Operations		$(143,435)		$(143,435)	$18,398	$18,398
Allocation to participating unvested restricted stockholders		−		−	(571)	(571)
Available to common stockholders		$(143,435)		$(143,435)	$17,827	$17,827
Discontinued operations, net of income taxes:
Loss from operations:
As reported in Statement of Operations		$(3,395)		$(3,395)	$(7,372)	$(7,372)
Allocation to participating unvested restricted stockholders		−		−	229	229
Available to common stockholders		$(3,395)		$(3,395)	$(7,143)	$(7,143)
Loss on divestiture of operations:
As reported in Statement of Operations	$	−	$	−	$(3,006)	$(3,006)
Allocation to participating unvested restricted stockholders		−		−	93	93
Available to common stockholders	$	−	$	−	$(2,913)	$(2,913)
Loss from discontinued operations:
As reported in Statement of Operations		$(3,395)		$(3,395)	$(10,378)	$(10,378)
Allocation to participating unvested restricted stockholders		−		−	322	322
Available to common stockholders		$(3,395)		$(3,395)	$(10,056)	$(10,056)
Net income (loss):
As reported in Statement of Operations		$(146,830)		$(146,830)	$8,020	$8,020
Allocation to participating unvested restricted stockholders		−		−	(249)	(249)
Available to common stockholders		$(146,830)		$(146,830)	$7,771	$7,771
Shares used in the computation:
Weighted average shares outstanding − basic computation		79,575		79,575	52,641	52,641
Dilutive effect of employee stock options				−		70
Dilutive effect of tangible equity units				−		−
Adjusted weighted average shares outstanding − diluted computation				79,575		52,711
Earnings (loss) per common share:
Income (loss) from continuing operations		$(1.80)		$(1.80)	$0.34	$0.34
Discontinued operations:
Loss from operations		(0.04)		(0.04)	(0.13)	(0.13)
Loss on divestiture of operations		−		−	(0.06)	(0.06)
Loss from discontinued operations		(0.04)		(0.04)	(0.19)	(0.19)
Net income (loss)		$(1.84)		$(1.84)	$0.15	$0.15
Number of antidilutive stock options and tangible equity units excluded from shares used in the diluted earnings (loss) per common share computation		−		3,701	−	318

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 7 – BUSINESS SEGMENT DATA

The Company is organized into four operating divisions: the hospital division, Kindred at Home (formerly the care management division), the rehabilitation division and the nursing center division. Based upon the authoritative guidance for business segments, the operating divisions represent six reportable operating segments, including (1) hospitals, (2) home health services, (3) hospice services, (4) hospital rehabilitation services, (5) skilled nursing rehabilitation services and (6) nursing centers. These reportable operating segments are consistent with information used by the Company’s President and Chief Executive Officer and its Chief Operating Officer to assess performance and allocate resources. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. Prior period segment information has been reclassified to conform with the current period presentation, including the transfer of five IRFs from the hospital division to the hospital rehabilitation services business segment. As a result, $51.0 million of goodwill was reallocated from the hospital division to the hospital rehabilitation services business segment based upon the relative fair value of the five IRFs.

For segment purposes, the Company defines segment operating income as earnings before interest, income taxes, depreciation, amortization and rent. Segment operating income reported for each of the Company’s operating segments excludes litigation contingency expense, impairment charges, transaction costs and the allocation of corporate overhead.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 7 – BUSINESS SEGMENT DATA (Continued)

The following table sets forth certain data by business segment (in thousands):

	Three months ended March 31,
	2015	2014
Revenues:
Hospital division	$640,483	$627,245
Kindred at Home:
Home health	300,867	74,791
Hospice	119,057	12,913
	419,924	87,704
Rehabilitation division:
Hospital rehabilitation services	151,564	93,177
Skilled nursing rehabilitation services	252,595	253,943
	404,159	347,120
Nursing center division	274,308	262,590
	1,738,874	1,324,659
Eliminations:
Hospital rehabilitation services	(24,002)	(23,233)
Skilled nursing rehabilitation services	(37,789)	(28,154)
Nursing centers	(1,116)	(662)
	(62,907)	(52,049)
	$1,675,967	$1,272,610
Income (loss) from continuing operations:
Operating income (loss):
Hospital division	$134,111	$139,505
Kindred at Home:
Home health	45,696	2,845
Hospice	16,479	1,852
	62,175	4,697
Rehabilitation division:
Hospital rehabilitation services	44,564	25,710
Skilled nursing rehabilitation services	15,708	18,016
	60,272	43,726
Nursing center division	36,963	37,572
Support center	(66,565)	(44,456)
Litigation contingency expense	(95,000)	−
Impairment charges	(6,726)	−
Transaction costs	(94,702)	(683)
Operating income	30,528	180,361
Rent	(92,140)	(78,530)
Depreciation and amortization	(38,935)	(39,092)
Interest, net	(61,777)	(25,617)
Income (loss) from continuing operations before income taxes	(162,324)	37,122
Provision (benefit) for income taxes	(27,736)	14,195
	$(134,588)	$22,927

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 7 – BUSINESS SEGMENT DATA (Continued)

	Three months ended March 31,
	2015	2014
Rent:
Hospital division	$51,454	$51,354
Kindred at Home:
Home health	6,493	2,030
Hospice	3,139	226
	9,632	2,256
Rehabilitation division:
Hospital rehabilitation services	7,373	1,832
Skilled nursing rehabilitation services	999	1,089
	8,372	2,921
Nursing center division	21,498	21,434
Support center	1,184	565
	$92,140	$78,530
Depreciation and amortization:
Hospital division	$14,476	$16,457
Kindred at Home:
Home health	3,593	1,966
Hospice	1,456	159
	5,049	2,125
Rehabilitation division:
Hospital rehabilitation services	3,418	3,092
Skilled nursing rehabilitation services	1,911	2,695
	5,329	5,787
Nursing center division	7,494	7,297
Support center	6,587	7,426
	$38,935	$39,092

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 7 – BUSINESS SEGMENT DATA (Continued)

	Three months ended March 31,
	2015	2014
Capital expenditures, excluding acquisitions (including discontinued operations):
Hospital division:
Routine	$8,810	$8,402
Development	−	511
	8,810	8,913
Kindred at Home:
Home health:
Routine	252	280
Development	−	−
	252	280
Hospice:
Routine	37	28
Development	−	−
	37	28
Rehabilitation division:
Hospital rehabilitation services:
Routine	247	56
Development	21	−
	268	56
Skilled nursing rehabilitation services:
Routine	470	849
Development	−	−
	470	849
Nursing center division:
Routine	5,066	5,055
Development	5,767	240
	10,833	5,295
Support center:
Routine:
Information systems	5,548	6,906
Other	339	101
	5,887	7,007
	$26,557	$22,428

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 7 – BUSINESS SEGMENT DATA (Continued)

	March 31, 2015	December 31, 2014
Assets at end of period:
Hospital division	$1,703,822	$1,751,695
Kindred at Home:
Home health	1,421,413	203,154
Hospice	928,641	32,733
	2,350,054	235,887
Rehabilitation division:
Hospital rehabilitation services	802,713	366,153
Skilled nursing rehabilitation services	364,780	360,860
	1,167,493	727,013
Nursing center division	505,019	513,603
Support center	854,943	2,424,766
	$6,581,331	$5,652,964
Goodwill:
Hospital division	$628,519	$679,480
Kindred at Home:
Home health	889,800	117,589
Hospice	634,097	26,910
	1,523,897	144,499
Rehabilitation division:
Hospital rehabilitation services	481,245	173,618
Skilled nursing rehabilitation services	−	−
	481,245	173,618
	$2,633,661	$997,597

NOTE 8 – INSURANCE RISKS

The Company insures a substantial portion of its professional liability risks and workers compensation risks through its wholly owned limited purpose insurance subsidiaries. Provisions for loss for these risks are based upon management’s best available information including actuarially determined estimates. Effective with the Gentiva Merger, the Company cancelled all policies issued by the Gentiva wholly owned limited purpose insurance subsidiary and insures all post-merger risks through its insurance subsidiary.

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

The provision for loss for insurance risks, including the cost of coverage maintained with unaffiliated commercial insurance carriers, follows (in thousands):

	Three months ended March 31,
	2015	2014
Professional liability:
Continuing operations	$16,824	$13,577
Discontinued operations	74	5,619
Workers compensation:
Continuing operations	$14,590	$8,258
Discontinued operations	409	849

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 8 – INSURANCE RISKS (Continued)

A summary of the assets and liabilities related to insurance risks included in the accompanying unaudited condensed consolidated balance sheet follows (in thousands):

	March 31, 2015			December 31, 2014
	Professional liability	Workers compensation	Total	Professional liability	Workers compensation	Total
Assets:
Current:
Insurance subsidiary investments	$63,184	$47,516	$110,700	$63,183	$36,768	$99,951
Reinsurance recoverables	6,033	–	6,033	7,376	–	7,376
Other	–	100	100	–	100	100
	69,217	47,616	116,833	70,559	36,868	107,427
Non-current:
Insurance subsidiary investments	84,894	98,228	183,122	84,210	81,835	166,045
Reinsurance and other recoverables	87,082	83,432	170,514	81,722	73,714	155,436
Deposits	3,880	1,428	5,308	3,879	1,428	5,307
Other	–	38	38	–	38	38
	175,856	183,126	358,982	169,811	157,015	326,826
	$245,073	$230,742	$475,815	$240,370	$193,883	$434,253
Liabilities:
Allowance for insurance risks:
Current	$66,752	$52,234	$118,986	$64,137	$39,802	$103,939
Non-current	260,781	207,272	468,053	243,614	149,457	393,071
	$327,533	$259,506	$587,039	$307,751	$189,259	$497,010

Provisions for loss for professional liability risks retained by the Company’s limited purpose insurance subsidiary have been discounted based upon actuarial estimates of claim payment patterns using a discount rate of 1% to 5% depending upon the policy year. The discount rate was 1% for the 2015 and 2014 policy years. The discount rates are based upon the risk free interest rate for the respective year. Amounts equal to the discounted loss provision are funded annually. The Company does not fund the portion of professional liability risks related to estimated claims that have been incurred but not reported. Accordingly, these liabilities are not discounted. If the Company did not discount any of the allowances for professional liability risks, these balances would have approximated $330.0 million at March 31, 2015 and $310.3 million at December 31, 2014.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 9 – INSURANCE SUBSIDIARY INVESTMENTS (Continued)

The cost for equities, amortized cost for debt securities and estimated fair value of the Company’s insurance subsidiary investments follows (in thousands):

	March 31, 2015				December 31, 2014
	Cost	Unrealized gains	Unrealized losses	Fair value	Cost	Unrealized gains	Unrealized losses	Fair value
Cash and cash equivalents (a)	$174,316	$–	$–	$174,316	$150,556	$–	$–	$150,556
Debt securities:
Corporate bonds	45,859	57	(34)	45,882	49,077	19	(60)	49,036
Debt securities issued by U.S. government agencies	25,730	62	(4)	25,788	25,313	19	(19)	25,313
U.S. Treasury notes	28,104	23	(3)	28,124	25,813	3	(7)	25,809
	99,693	142	(41)	99,794	100,203	41	(86)	100,158
Equities by industry:
Consumer	2,224	248	(20)	2,452	1,539	107	(13)	1,633
Financial services	1,666	70	(38)	1,698	975	56	(6)	1,025
Healthcare	1,448	127	(14)	1,561	962	60	(8)	1,014
Technology	1,518	118	(76)	1,560	989	41	(34)	996
Industrials	863	30	(24)	869	649	14	(22)	641
Other	3,491	31	(353)	3,169	3,145	40	(265)	2,920
	11,210	624	(525)	11,309	8,259	318	(348)	8,229
Certificates of deposit	8,400	3	–	8,403	7,051	2	-	7,053
	$293,619	$769	$(566)	$293,822	$266,069	$361	$(434)	$265,996

(a)	Includes $12.0 million and $15.6 million of money market funds at March 31, 2015 and December 31, 2014, respectively.

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

The Company considered the severity and duration of its unrealized losses at March 31, 2015 and 2014 for various investments held in its insurance subsidiary investment portfolio and determined that these unrealized losses were temporary and did not record any impairment losses related to these investments.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 10 – LONG-TERM DEBT

Capitalization

A summary of long-term debt follows (in thousands):

	March 31, 2015	December 31, 2014
Term Loan Facility, net of unamortized original issue discount (“OID”) of $7.1 million at March 31, 2015 and $6.4 million at December 31, 2014	$1,187,913	$988,645
8.00% Notes due 2020	750,000	750,000
8.75% Notes due 2023	600,000	600,000
6.375% Notes due 2022	500,000	500,000
ABL Facility	197,400	−
Mandatory Redeemable Preferred Stock (See Note 11)	31,995	34,773
Capital lease obligations	1,064	−
Other	7,648	3,720
Total debt, average life of 6 years (weighted average rate 6.3% for 2015 and 6.7% for 2014)	3,276,020	2,877,138
Amounts due within one year	(33,240)	(24,607)
Long-term debt	$3,242,780	$2,852,531

2015 Term Loan Amendment

On March 10, 2015, the Company entered into an incremental amendment agreement, which provided for an incremental term loan in an aggregate principal amount of $200 million under its Term Loan Facility (as defined below). The Company used the net proceeds of the incremental term loan to repay outstanding borrowings under its $900 million ABL Facility (as defined below). The incremental term loan was issued with 50 basis points of OID and has the same terms as, and is fungible with, the outstanding $995 million of term loans under the Company’s Term Loan Facility.

Gentiva Merger – Financing Transactions

The following transactions (collectively, the “Financing Transactions”) occurred in connection with the Gentiva Merger:

• the Company issued $1.35 billion aggregate principal amount of senior notes;

• the Company issued approximately 15 million shares of its common stock through two common stock offerings (see Note 11) and issued 9.6 million shares of its common stock through the Stock Consideration (see Note 2);

• the Company issued 172,500 tangible equity units (the “Units”) (see Note 11); and

• the Company amended its credit facilities.

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

Prior to the consummation of the Gentiva Merger, the Notes were senior secured obligations of the Escrow Issuer. Upon consummation of the Gentiva Merger, the Escrow Issuer was merged with and into the Company, as a result of which the Notes were assumed by the Company and fully and unconditionally guaranteed on a senior unsecured basis by substantially all of the Company’s domestic 100% owned subsidiaries, including substantially all of the Company’s and Gentiva’s domestic 100% owned subsidiaries (the “Guarantors”), ranking pari passu with all of the Company’s respective existing and future senior unsubordinated indebtedness.

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

Notes Offering (Continued)

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

Registration Rights Agreements – Notes due 2020 and Notes due 2023

On December 18, 2014, the Escrow Issuer entered into a registration rights agreement related to each of the Notes (the “Registration Rights Agreements”), each with Citigroup Global Markets Inc., as representative of the initial purchasers of the Notes. After the consummation of the Gentiva Merger, the Company and each of the Guarantors executed a joinder agreement to become parties to the Registration Rights Agreements.

Pursuant to the Registration Rights Agreements, the Company and the Guarantors will (among other obligations) use commercially reasonable efforts to file with the SEC a registration statement relating to an offer to exchange each of the Notes due 2020 and the Notes due 2023 for registered notes with substantially identical terms and consummate such offer within 365 days after the issuance of the Notes. A “Registration Default” will occur if, among other things, the Company and the Guarantors fail to comply with this requirement. If a Registration Default occurs with respect to the Notes due 2020 or the Notes due 2023, the annual interest rate of the Notes due 2020 or the Notes due 2023, as applicable, will be increased by 0.25% per annum and will increase by 0.25% per annum at the end of each subsequent 90-day period, but in no event will such increase exceed 1.00% per annum.

Escrow Agreements

On December 18, 2014, the Company and the Escrow Issuer entered into an escrow agreement related to each of the Notes (the “Escrow Agreements”), each with Wells Fargo Bank, National Association, as trustee under the Indentures, and as escrow agent. Pursuant to the Escrow Agreements, the Escrow Issuer deposited the gross proceeds of $1.35 billion from the sale of the Notes into the separate escrow accounts (the “Escrow Accounts”) and the Company deposited an additional amount sufficient (together with the gross proceeds deposited by the Escrow Issuer) to fund the redemption of the Notes and to pay all regularly scheduled interest on the Notes to, but not including, the special mandatory redemption date into the respective Escrow Accounts. The amount of interest deposited on December 18, 2014 totaled $23.4 million. The amounts in the Escrow Accounts were released upon consummation of the Gentiva Merger. The release of the escrowed funds was conditioned on the consummation of the Gentiva Merger, the merger of the Escrow Issuer with and into the Company, as a result of which the Company assumed the Escrow Issuer’s obligations under the Notes, and other conditions set forth in the Escrow Agreements.

Credit Facilities Amendments

On November 25, 2014, the Company entered into a fourth amendment and restatement agreement (the “Term Loan Amendment Agreement”) among the Company, the consenting lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent. The Term Loan Amendment Agreement amended and restated the Term Loan Credit Agreement dated as of June 1, 2011, as amended by that certain Incremental Amendment No. 1 to the Term Loan Credit Agreement dated as of October 4, 2012 and as further amended and restated by that certain Amendment and Restatement Agreement dated as of May 30, 2013, that certain Second Amendment and Restatement Agreement dated as of August 21, 2013 and that certain Third Amendment and Restatement Agreement dated as of April 9, 2014, among the Company, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (the “Term Loan Facility”).

The Term Loan Amendment Agreement amended and restated the Term Loan Facility to, among other items, (i) modify certain provisions related to the issuance of Notes into the Escrow Accounts, (ii) increase the applicable interest rate margins for LIBOR borrowings from 3.00% to 3.25% and for base rate borrowings from 2.00% to 2.25%, (iii) temporarily increase the maximum total leverage ratio permitted under the financial maintenance covenants, (iv) include soft-call protection at a prepayment premium of 1.00% for twelve months starting from November 25, 2014 and (v) modify certain provisions related to the incurrence of debt and the making of acquisitions, investments and restricted payments. The Term Loan Amendment Agreement did not modify the maturity date of the loans made thereunder.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 10 – LONG-TERM DEBT (Continued)

Credit Facilities Amendments (Continued)

On October 31, 2014, the Company entered into a third amendment and restatement agreement (the “ABL Amendment Agreement”) among the Company, the consenting lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent. The ABL Amendment Agreement amended and restated the ABL Credit Agreement dated as of June 1, 2011, as amended by that certain Amendment No. 1 to the ABL Credit Agreement dated as of October 4, 2012 and as further amended and restated by that certain Amendment and Restatement Agreement dated as of August 21, 2013 and that certain Second Amendment and Restatement Agreement dated as of April 9, 2014 (the “ABL Facility”), among the Company, the lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent.

The ABL Amendment Agreement, among other items, modified certain provisions related to the issuance of Notes into the Escrow Accounts. Upon the consummation of the Gentiva Merger and the satisfaction of certain other conditions, the ABL Amendment Agreement further amended and restated the ABL Facility to, among other items, modify certain provisions related to the incurrence of debt and the making of acquisitions, investments and restricted payments. The ABL Amendment Agreement did not modify the maturity date of the revolving commitments thereunder or the applicable interest rate margins applicable to any borrowings thereunder.

In addition, on December 12, 2014, the Company entered into an incremental joinder agreement (the “Incremental ABL Joinder”) among the Company, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, the incremental lenders party thereto and the other credit parties party thereto. Upon the consummation of the Gentiva Merger and the satisfaction of certain other conditions, the Incremental ABL Joinder provided for additional revolving commitments in an aggregate principal amount of $150 million under the ABL Facility.

All obligations under the ABL Facility and the Term Loan Facility are fully and unconditionally guaranteed, subject to certain customary release provisions, by substantially all of the Company’s existing and future direct and indirect domestic 100% owned subsidiaries, as well as certain non-100% owned domestic subsidiaries as the Company may determine from time to time in its sole discretion. The Notes due 2022 (as defined below), the Notes due 2020 and the Notes due 2023 are fully and unconditionally guaranteed, subject to certain customary release provisions, by substantially all of the Company’s domestic 100% owned subsidiaries.

Amendment to Notes due 2022

On April 9, 2014, the Company completed a private placement of $500 million aggregate principal amount of 6.375% senior notes due 2022 (the “Notes due 2022”). The Notes due 2022 were issued pursuant to the indenture dated April 9, 2014 (the “2022 Indenture”) among the Company, the guarantors party thereto (the “2022 Guarantors”) and Wells Fargo Bank, National Association, as trustee.

On January 30, 2015, following the receipt of sufficient consents to approve the proposed amendments (the “Amendments”), the Company, the 2022 Guarantors and Wells Fargo Bank, National Association, as trustee, entered into the first supplemental indenture (the “2022 Notes Supplemental Indenture”) to the 2022 Indenture. The 2022 Notes Supplemental Indenture conforms certain covenants, definitions and other terms in the 2022 Indenture to the covenants, definitions and terms contained in the Indentures governing the Notes. The Amendments became operative following the consummation of the Gentiva Merger.

NOTE 11 – CAPITAL STOCK

Gentiva Merger

In connection with the Gentiva Merger, Kindred issued 9.6 million shares of common stock as part of the Stock Consideration.

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

NOTE 11 – CAPITAL STOCK (Continued)

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

Units Offering

On November 25, 2014, in an offering registered with the SEC, the Company completed the sale of 150,000 Units for cash and granted the underwriters a 13-day over-allotment option to purchase up to an additional 22,500 Units. On December 1, 2014, the underwriters exercised in full their over-allotment option to purchase 22,500 additional Units, which the Company closed on December 3, 2014. Each Unit is composed of a prepaid stock purchase contract (a “Purchase Contract”) and one share of 7.25% Mandatory Redeemable Preferred Stock, Series A (the “Mandatory Redeemable Preferred Stock”), having a final preferred stock installment payment date of December 1, 2017 and an initial liquidation preference of $201.58 per share of Mandatory Redeemable Preferred Stock. The net proceeds from the offering of the Units, after deducting the underwriting discount and offering expenses, were $166.3 million. The Purchase Contracts were recorded as capital in excess of par value, net of issue costs, and the Mandatory Redeemable Preferred Stock has been recorded as long-term debt.

As of March 31, 2015, holders of 78,010 Purchase Contracts elected early settlement. As a result, holders thereof received 43.0918 shares of common stock per Purchase Contract, resulting in approximately 3.4 million shares of common stock being issued by the Company.

Dividends and Other Payments

The Company paid a quarterly cash dividend of $0.12 per common share on April 1, 2015 to shareholders of record as of the close of business on March 11, 2015. The Company also paid a quarterly cash dividend of $0.12 per common share on March 27, 2014 to shareholders of record as of the close of business on March 6, 2014. Future declarations of quarterly dividends will be subject to the approval of Kindred’s Board of Directors.

The Company made an installment payment on the Company’s Units on March 2, 2015 to holders of record on February 15, 2015. This installment payment consisted of a quarterly installment payment of $18.75 per Unit, plus a one-time incremental payment of $1.25 per Unit for the period between November 25, 2014 and December 1, 2014, for a total payment of $20.00 per Unit. To the extent that any Unit has been separated into its constituent Purchase Contract and its constituent share of Mandatory Redeemable Preferred Stock, the installment payment is payable only on the constituent share of Mandatory Redeemable Preferred Stock.

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

Legal and regulatory proceedings – The Company is a party to various legal actions and regulatory and other governmental and internal audits and investigations in the ordinary course of business (including investigations resulting from the Company’s obligation to self-report suspected violations of law by the Company). The Company cannot predict the ultimate outcome of pending litigation and regulatory and other governmental and internal audits and investigations. These matters could potentially subject the Company to sanctions, damages, recoupments, fines and other penalties, some of which may not be covered by insurance. The U.S. Department of Justice (the “DOJ”), the Centers for Medicare and Medicaid Services (“CMS”) or other federal and state enforcement and regulatory agencies may conduct additional investigations related to the Company’s businesses in the future, which may, individually or in the aggregate, have a material adverse effect on the Company’s business, financial position, results of operations and liquidity. See Note 15.

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

NOTE 13 – FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

The Company follows the provisions of the authoritative guidance for fair value measurements, which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP.

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
March 31, 2015:
Recurring:
Assets:
Available-for-sale debt securities:
Corporate bonds	$–	$45,882	$–	$45,882	$–
Debt securities issued by U.S. government agencies	–	25,788	–	25,788	–
U.S. Treasury notes	28,124	–	–	28,124	–
	28,124	71,670	–	99,794	–
Available-for-sale equity securities	11,309	–	–	11,309	–
Money market funds	14,213	–	–	14,213	–
Certificates of deposit	–	8,403	–	8,403	–
Total available-for-sale investments	53,646	80,073	–	133,719	–
Deposits held in money market funds	100	3,884	–	3,984	–
	$53,746	$83,957	$–	$137,703	$–
Liabilities:
Contingent consideration liability	$–	$–	$(8,330)	$(8,330)	$–
Interest rate swaps	–	(5,665)	–	(5,665)	–
	$–	$(5,665)	$(8,330)	$(13,995)	$–
Non-recurring:
Assets:
Intangible assets – trade name	$–	$–	$1,405	$1,405	$(6,726)
Liabilities	$–	$–	$–	$–	$–
December 31, 2014:
Recurring:
Assets:
Available-for-sale debt securities:
Corporate bonds	$–	$49,036	$–	$49,036	$–
Debt securities issued by U.S. government agencies	–	25,313	–	25,313	–
U.S. Treasury notes	25,809	–	–	25,809	–
	25,809	74,349	–	100,158	–
Available-for-sale equity securities	8,229	–	–	8,229	–
Money market funds	17,787	–	–	17,787	–
Certificates of deposit	–	7,053	–	7,053	–
Total available-for-sale investments	51,825	81,402	–	133,227	–
Deposits held in money market funds	105,140	3,883	–	109,023	–
	$156,965	$85,285	$–	$242,250	$–
Liabilities:
Interest rate swaps	$–	$(3,673)	$–	$(3,673)	$–
Non-recurring:
Assets:
Property and equipment	$–	$–	$19	$19	$(673)
Liabilities	$–	$–	$–	$–	$–

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 13 – FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)

Recurring measurements

The Company’s available-for-sale investments held by its limited purpose insurance subsidiary consist of debt securities, equities, money market funds and certificates of deposit. These available-for-sale investments and the insurance subsidiary’s cash and cash equivalents of $162.3 million as of March 31, 2015 and $135.0 million as of December 31, 2014, classified as insurance subsidiary investments, are maintained for the payment of claims and expenses related to professional liability and workers compensation risks.

The Company also has available-for-sale investments totaling $2.2 million as of March 31, 2015 and December 31, 2014 related to a deferred compensation plan that is maintained for certain of the Company’s current and former employees.

The fair value of actively traded debt and equity securities and money market funds are based upon quoted market prices and are generally classified as Level 1. The fair value of inactively traded debt securities and certificates of deposit are based upon either quoted market prices of similar securities or observable inputs such as interest rates using either a market or income valuation approach and are generally classified as Level 2. The Company’s investment advisors obtain and review pricing for each security. The Company is responsible for the determination of fair value and as such the Company reviews the pricing information from its advisors in determining reasonable estimates of fair value. Based upon the Company’s internal review procedures, there were no adjustments to the prices during the three months ended March 31, 2015 or March 31, 2014.

The Company’s deposits held in money market funds consist primarily of cash and cash equivalents held for the Company’s insurance programs and for general corporate purposes.

The Company acquired a contingent consideration liability in the Gentiva Merger from a prior acquisition and the estimated fair value of $8.3 million was determined using a discounted cash flow approach utilizing Level 2 and Level 3 inputs which included observable market discount rates, fixed payment schedules, and assumptions based on achieving certain predefined performance criteria.

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

	March 31, 2015		December 31, 2014
(In thousands)	Carrying value	Fair value	Carrying value	Fair value
Cash and cash equivalents	$96,525	$96,525	$164,188	$164,188
Insurance subsidiary investments	293,822	293,822	265,996	265,996
Note receivable	25,000	26,424	−	−
Long-term debt, including amounts due within one year	3,274,956	3,405,168	2,877,138	2,930,815

Non-recurring measurements

During the three months ended March 31, 2015, the Company recorded an asset impairment charge of $6.7 million related to previously acquired home health and hospice trade names after the decision in the first quarter of 2015 to rebrand to the Kindred at Home trade name. These charges reflect the amount by which the carrying value exceeded its estimated fair value. The fair value of the trade names was measured using Level 3 unobservable inputs, primarily economic obsolescence.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 14 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The accompanying condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X, Rule 3-10, “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered.” The Company’s $550 million aggregate principal amount of 8.25% Senior Notes due 2019, which were redeemed during 2014, were fully and unconditionally guaranteed by substantially all of the Company’s domestic 100% owned subsidiaries. The Company’s Notes due 2020, Notes due 2022 and Notes due 2023 are all fully and unconditionally guaranteed by the same subsidiaries. The Company’s Notes due 2020 and the Notes due 2023, which were issued during 2014, were senior unsecured obligations of the Escrow Issuer, which, prior to the Gentiva Merger, was a non-guarantor subsidiary of the Company. In conjunction with the Gentiva Merger, the Escrow Issuer was merged with and into the Company with the Company assuming the Notes due 2020 and Notes due 2023. See Note 10. The equity method has been used with respect to the parent company’s investment in subsidiaries.

The following unaudited condensed consolidating financial data present the financial position of the parent company/issuer, the guarantor subsidiaries and the non-guarantor subsidiaries as of March 31, 2015 and December 31, 2014, and the respective results of operations and cash flows for the three months ended March 31, 2015 and March 31, 2014.

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)

	Three months ended March 31, 2015
(In thousands)	Parent company/ issuer	Guarantor subsidiaries	Non-guarantor subsidiaries	Consolidating and eliminating adjustments	Consolidated
Revenues	$–	$1,456,686	$243,910	$(24,629)	$1,675,967
Salaries, wages and benefits	–	787,450	59,643	–	847,093
Supplies	–	80,444	12,827	–	93,271
Rent	–	73,429	18,711	–	92,140
Other operating expenses	–	171,648	26,079	−	197,727
General and administrative expenses	−	331,728	99,003	(24,629)	406,102
Other (income) expense	–	106	(586)	–	(480)
Litigation contingency expense	–	95,000	–	–	95,000
Impairment charges	–	6,726	–	–	6,726
Depreciation and amortization	–	36,435	2,500	–	38,935
Management fees	–	(5,334)	5,334	–	–
Intercompany interest (income) expense from affiliates	(50,512)	39,485	11,027	–	–
Interest expense	59,087	3,331	100	–	62,518
Investment income	–	(550)	(191)	–	(741)
Equity in net loss of consolidating affiliates	141,629	–	–	(141,629)	–
	150,204	1,619,898	234,447	(166,258)	1,838,291
Income (loss) from continuing operations before income taxes	(150,204)	(163,212)	9,463	141,629	(162,324)
Provision (benefit) for income taxes	(3,374)	(24,514)	152	–	(27,736)
Income (loss) from continuing operations	(146,830)	(138,698)	9,311	141,629	(134,588)
Discontinued operations, net of income taxes:
Loss from operations	–	(2,686)	(738)	–	(3,424)
Loss on divestiture of operations	–	−	–	–	−
Loss from discontinued operations	–	(2,686)	(738)	–	(3,424)
Net income (loss)	(146,830)	(141,384)	8,573	141,629	(138,012)
(Earnings) loss attributable to noncontrolling interests:
Continuing operations	–	–	(8,847)	–	(8,847)
Discontinued operations	–	–	29	–	29
	–	–	(8,818)	–	(8,818)
Loss attributable to Kindred	$(146,830)	$(141,384)	$(245)	$141,629	$(146,830)
Comprehensive income (loss)	$(147,886)	$(141,384)	$8,752	$141,450	$(139,068)
Comprehensive loss attributable to Kindred	$(147,886)	$(141,384)	$(66)	$141,450	$(147,886)

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 14 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) (Continued)

	Three months ended March 31, 2014
(In thousands)	Parent company/ issuer	Guarantor subsidiaries	Non-guarantor subsidiaries	Consolidating and eliminating adjustments	Consolidated
Revenues	$–	$1,130,587	$167,833	$(25,810)	$1,272,610
Salaries, wages and benefits	–	586,318	32,376	–	618,694
Supplies	–	64,972	7,993	–	72,965
Rent	–	66,455	12,075	–	78,530
Other operating expenses	–	174,432	20,908	(25,810)	169,530
General and administrative expenses	–	153,289	77,983	–	231,272
Other (income) expense	–	158	(370)	–	(212)
Depreciation and amortization	–	36,874	2,218	–	39,092
Management fees	–	(3,809)	3,809	–	–
Intercompany interest (income) expense from affiliates	(28,127)	18,989	9,138	–	–
Interest expense	25,748	5	46	–	25,799
Investment income	–	(69)	(113)	–	(182)
Equity in net income of consolidating affiliates	(6,575)	–	–	6,575	–
	(8,954)	1,097,614	166,063	(19,235)	1,235,488
Income from continuing operations before income taxes	8,954	32,973	1,770	(6,575)	37,122
Provision for income taxes	934	13,158	103	–	14,195
Income from continuing operations	8,020	19,815	1,667	(6,575)	22,927
Discontinued operations, net of income taxes:
Loss from operations	–	(6,776)	(666)	–	(7,442)
Loss on divestiture of operations	–	(3,006)	–	–	(3,006)
Loss from discontinued operations	–	(9,782)	(666)	–	(10,448)
Net income	8,020	10,033	1,001	(6,575)	12,479
(Earnings) loss attributable to noncontrolling interests:
Continuing operations	–	–	(4,529)	–	(4,529)
Discontinued operations	–	–	70	–	70
	–	–	(4,459)	–	(4,459)
Income (loss) attributable to Kindred	$8,020	$10,033	$(3,458)	$(6,575)	$8,020
Comprehensive income	$7,475	$10,033	$1,085	$(6,659)	$11,934
Comprehensive income (loss) attributable to Kindred	$7,475	$10,033	$(3,374)	$(6,659)	$7,475

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 14 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Condensed Consolidating Balance Sheet

	As of March 31, 2015
(In thousands)	Parent company/ issuer	Guarantor subsidiaries	Non-guarantor subsidiaries	Consolidating and eliminating adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$–	$44,560	$51,965	$–	$96,525
Insurance subsidiary investments	–	–	110,700	–	110,700
Accounts receivable, net	–	1,108,250	147,200	–	1,255,450
Inventories	–	22,909	4,242	–	27,151
Deferred tax assets	–	93,449	–	–	93,449
Income taxes	–	13,164	4,641	–	17,805
Other	–	66,169	6,619	–	72,788
	–	1,348,501	325,367	–	1,673,868
Property and equipment, net	–	896,995	56,767	–	953,762
Goodwill	–	2,077,714	555,947	–	2,633,661
Intangible assets, net	–	760,705	48,892	–	809,597
Assets held for sale	–	2,432	–	–	2,432
Insurance subsidiary investments	–	–	183,122	–	183,122
Intercompany	4,855,923	–	–	(4,855,923)	–
Deferred tax assets	–	3,493	7,016	–	10,509
Other	71,726	140,942	101,712	–	314,380
	$4,927,649	$5,230,782	$1,278,823	$(4,855,923)	$6,581,331
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$–	$131,263	$64,134	$–	$195,397
Salaries, wages and other compensation	–	392,973	58,591	–	451,564
Due to third party payors	–	48,044	–	–	48,044
Professional liability risks	–	3,833	62,919	–	66,752
Other accrued liabilities	63,602	257,207	20,037	–	340,846
Long-term debt due within one year	25,899	−	7,341	–	33,240
	89,501	833,320	213,022	–	1,135,843
Long-term debt	3,241,409	−	1,371	–	3,242,780
Intercompany/deficiency in earnings of consolidated subsidiaries	139,507	4,297,462	558,461	(4,995,430)	–
Professional liability risks	–	64,236	196,545	–	260,781
Deferred credits and other liabilities	–	165,652	127,619	–	293,271
Commitments and contingencies
Equity (deficit):
Stockholders’ equity (deficit)	1,457,232	(129,888)	(9,619)	139,507	1,457,232
Noncontrolling interests	–	–	191,424	–	191,424
	1,457,232	(129,888)	181,805	139,507	1,648,656
	$4,927,649	$5,230,782	$1,278,823	$(4,855,923)	$6,581,331

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 14 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Condensed Consolidating Balance Sheet (Continued)

	As of December 31, 2014
(In thousands)	Parent company/ issuer	Guarantor subsidiaries	Non-guarantor subsidiaries	Consolidating and eliminating adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$–	$129,408	$34,780	$–	$164,188
Insurance subsidiary investments	–	–	99,951	–	99,951
Accounts receivable, net	–	852,007	92,212	–	944,219
Inventories	–	22,908	2,794	–	25,702
Deferred tax assets	–	82,391	–	–	82,391
Income taxes	–	7,621	954	–	8,575
Interest deposit on senior unsecured notes held in escrow	–	–	23,438	–	23,438
Other	–	37,639	3,959	–	41,598
	–	1,131,974	258,088	–	1,390,062
Property and equipment, net	–	859,414	42,690	–	902,104
Goodwill	–	704,790	292,807	–	997,597
Intangible assets, net	–	377,710	22,990	–	400,700
Assets held for sale	–	3,475	–	–	3,475
Insurance subsidiary investments	–	–	166,045	–	166,045
Investment in subsidiaries	1,943	–	–	(1,943)	–
Intercompany	2,937,529	–	–	(2,937,529)	–
Deferred tax assets	–	4,062	7,112	–	11,174
Proceeds from senior unsecured notes held in escrow	–	–	1,350,000	–	1,350,000
Acquisition deposit	–	195,000	–	–	195,000
Other	46,130	104,463	86,214	–	236,807
	$2,985,602	$3,380,888	$2,225,946	$(2,939,472)	$5,652,964
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$–	$126,173	$49,552	$–	$175,725
Salaries, wages and other compensation	–	311,271	47,586	–	358,857
Due to third party payors	–	43,957	–	–	43,957
Professional liability risks	–	3,323	60,814	–	64,137
Other accrued liabilities	20,317	157,169	12,494	–	189,980
Long-term debt due within one year	20,887	–	3,720	–	24,607
	41,204	641,893	174,166	–	857,263
Long-term debt	1,502,531	–	1,350,000	–	2,852,531
Intercompany	–	2,539,697	397,832	(2,937,529)	–
Professional liability risks	–	55,634	187,980	–	243,614
Deferred credits and other liabilities	–	133,353	80,231	–	213,584
Commitments and contingencies
Equity:
Stockholders’ equity (deficit)	1,441,867	10,311	(8,368)	(1,943)	1,441,867
Noncontrolling interests	–	–	44,105	–	44,105
	1,441,867	10,311	35,737	(1,943)	1,485,972
	$2,985,602	$3,380,888	$2,225,946	$(2,939,472)	$5,652,964

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 14 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Condensed Consolidating Statement of Cash Flows

	Three months ended March 31, 2015
(In thousands)	Parent company/ issuer	Guarantor subsidiaries	Non-guarantor subsidiaries	Consolidating and eliminating adjustments	Consolidated
Net cash provided by (used in) operating activities	$3,769	$(155,050)	$11,679	$–	$(139,602)
Cash flows from investing activities:
Routine capital expenditures	–	(19,365)	(1,404)	–	(20,769)
Development capital expenditures	–	(5,788)	–	–	(5,788)
Acquisitions, net of cash acquired	–	(500,426)	(158,645)	–	(659,071)
Acquisition deposit	–	195,000	–	–	195,000
Sale of assets	–	948	–	–	948
Proceeds from senior unsecured notes offering held in escrow	–	–	1,350,000	–	1,350,000
Interest in escrow for senior unsecured notes	–	–	23,438	–	23,438
Purchase of insurance subsidiary investments	–	–	(25,918)	–	(25,918)
Sale of insurance subsidiary investments	–	–	22,029	–	22,029
Net change in insurance subsidiary cash and cash equivalents	–	–	(558)	–	(558)
Change in other investments	–	24	–	–	24
Other	–	5	–	–	5
Net cash provided by (used in) investing activities	–	(329,602)	1,208,942	–	879,340
Cash flows from financing activities:
Proceeds from borrowings under revolving credit	807,450	–	–	–	807,450
Repayment of borrowings under revolving credit	(610,050)	–	–	–	(610,050)
Proceeds from issuance of term loan, net of discount	199,000	–	–	–	199,000
Proceeds from issuance of senior unsecured notes due 2020 and 2023	1,350,000	–	(1,350,000)	–	–
Repayment of Gentiva debt	–	(1,177,363)	–	–	(1,177,363)
Repayment of other long-term debt	–	–	(441)	–	(441)
Payment of deferred financing costs	−	(2,538)	–	–	(2,538)
Issuance of common stock in connection with employee benefit plans	66	–	–	–	66
Payment of costs associated with issuance of common stock and tangible equity units	–	(915)	–	–	(915)
Payment of dividend for Mandatory Redeemable Preferred Stock	(2,778)	–	–	–	(2,778)
Dividends paid	(9,975)	–	–	–	(9,975)
Distributions to noncontrolling interests	–	–	(11,019)	–	(11,019)
Other	–	1,162	–	–	1,162
Net change in intercompany accounts	(1,737,482)	1,579,458	158,024	–	–
Net cash provided by (used in) financing activities	(3,769)	399,804	(1,203,436)	–	(807,401)
Change in cash and cash equivalents	–	(84,848)	17,185	–	(67,663)
Cash and cash equivalents at beginning of period	–	129,408	34,780	–	164,188
Cash and cash equivalents at end of period	$–	$44,560	$51,965	$–	$96,525

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 14 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Condensed Consolidating Statement of Cash Flows (Continued)

	Three months ended March 31, 2014
(In thousands)	Parent company/ issuer	Guarantor subsidiaries	Non-guarantor subsidiaries	Consolidating and eliminating adjustments	Consolidated
Net cash provided by (used in) operating activities	$11,893	$(27,690)	$43	$–	$(15,754)
Cash flows from investing activities:
Routine capital expenditures	–	(20,466)	(1,211)	–	(21,677)
Development capital expenditures	–	(751)	–	–	(751)
Acquisitions, net of cash acquired	–	(22,715)	–	–	(22,715)
Sale of assets	–	5,034	–	–	5,034
Purchase of insurance subsidiary investments	–	–	(10,114)	–	(10,114)
Sale of insurance subsidiary investments	–	–	8,762	–	8,762
Net change in insurance subsidiary cash and cash equivalents	–	–	(6,599)	–	(6,599)
Change in other investments	–	640	–	–	640
Other	–	(551)	–	–	(551)
Net cash used in investing activities	–	(38,809)	(9,162)	–	(47,971)
Cash flows from financing activities:
Proceeds from borrowings under revolving credit	508,700	–	–	–	508,700
Repayment of borrowings under revolving credit	(425,800)	–	–	–	(425,800)
Repayment of term loan	(1,969)	–	–	–	(1,969)
Repayment of other long-term debt	–	(27)	(63)	–	(90)
Payment of deferred financing costs	(270)	–	–	–	(270)
Issuance of common stock in connection with employee benefit plans	3,804	–	–	–	3,804
Dividends paid	(6,514)	–	–	–	(6,514)
Distributions to noncontrolling interests	–	–	(2,933)	–	(2,933)
Other	–	1,873	–	–	1,873
Net change in intercompany accounts	(89,844)	72,096	17,748	–	–
Net cash provided by (used in) financing activities	(11,893)	73,942	14,752	–	76,801
Change in cash and cash equivalents	–	7,443	5,633	–	13,076
Cash and cash equivalents at beginning of period	–	23,535	12,437	–	35,972
Cash and cash equivalents at end of period	$–	$30,978	$18,070	$–	$49,048

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

In accordance with authoritative accounting guidance related to loss contingencies, the Company records an accrued liability for litigation and regulatory matters that are both probable and reasonably estimable. Additional losses in excess of amounts accrued may be reasonably possible. The Company reviews loss contingencies that are reasonably possible and determines whether an estimate of the possible loss or range of loss, individually or in aggregate, can be disclosed in the Company’s consolidated financial statements. These estimates are based upon currently available information for those legal and regulatory proceedings in which the Company is involved, taking into account the Company’s best estimate of losses for those matters for which such estimate can be made. The Company’s estimates involve significant judgment and a variety of assumptions, given that (1) these legal and regulatory proceedings are in early stages; (2) discovery may not be completed; (3) damages sought in these legal and regulatory proceedings can be unsubstantiated or indeterminate; (4) the matters involve legal uncertainties or evolving areas of law; (5) there are often significant facts in dispute; and/or (6) there is a wide range of possible outcomes. Accordingly, the Company’s estimated loss or range of loss may change from time to time, and actual losses may be more or less than the current estimate. At this time, except as otherwise specifically noted, no estimate of the possible loss or range of loss, individually or in the aggregate, in excess of the amounts accrued, if any, can be made regarding the matters described below.

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

The Company has responded to extensive document subpoenas and requests for employee interviews from the U.S. Attorney’s Office in Boston, Massachusetts concerning the operations of RehabCare Group, Inc. (“RehabCare”), a therapy services company acquired by the Company on June 1, 2011. The DOJ asserts, among other things, that rehabilitation therapy services provided to patients in skilled nursing centers were not delivered or billed in accordance with Medicare requirements (including violations of the federal False Claims Act), and that there may have been questionable financial arrangements between RehabCare and a vendor and certain skilled nursing facility customers (including possible violations of the federal Anti-Kickback Statute). The Company has been cooperating fully with the DOJ investigation. The Company is engaged in

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 15 – LEGAL AND REGULATORY PROCEEDINGS (Continued)

active discussions with the DOJ in an effort to find a mutually acceptable resolution to this investigation. Based on the progress of those settlement discussions beginning in mid-March and into the second quarter of 2015, the Company has accrued an estimated loss contingency reserve of $95 million in the first quarter of 2015. In the event the Company is able to reach a mutually agreeable settlement with the DOJ, the Company estimates that the financial component of such a settlement could range from $95 million to $125 million. The Company has accrued the estimated loss contingency at the minimum of the estimated range, in accordance with GAAP, as no amount within that range is a better estimate than any other amount. No tax benefit related to the loss contingency reserve was recorded in the first quarter of 2015 as it is not possible to determine tax deductibility. In the event a settlement cannot be reached, the amount of possible loss in excess of the Company’s accrual cannot be estimated at this time and such loss could have a material adverse effect on the Company’s business, financial position, results of operations and liquidity. The discussions are ongoing, and until they are concluded, there can be no certainty about the timing or likelihood of a definitive resolution, the scope of any potential restrictions that may be agreed upon in connection with a settlement or the cost of a final settlement.

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

A qui tam lawsuit is currently pending against the Company in federal district court for the Eastern District of Tennessee. This lawsuit pertains to allegations of fraudulent recertification of psychiatric patients and retaliatory discharge.  No estimate of the possible loss or range of loss resulting from this lawsuit can be made at this time. The Company disputes the allegations made in this lawsuit and will defend any related claims vigorously.

A qui tam lawsuit is currently pending against the Company in federal district court for the Northern District of Texas. The lawsuit alleges, among other items, that VistaCare, Inc., a legal entity acquired by a subsidiary of the Company in March 2008, submitted false claims to Medicare and Medicaid for hospice services that were not medically necessary and otherwise referred in violation of the federal Anti-Kickback Statute. No estimate of the possible loss or range of loss resulting from this lawsuit can be made at this time. The Company disputes the allegations made in this lawsuit and will defend any related claims vigorously.

Employment-related lawsuits—the Company’s operations are subject to a variety of federal and state employment-related laws and regulations, including but not limited to the U.S. Fair Labor Standards Act (“FLSA”), Equal Employment Opportunity laws and enforcement policies of the Equal Employment Opportunity Commission, the Office of Civil Rights and state attorneys general, federal and state wage and hour laws and a variety of laws enacted by federal and state governments that govern these and other employment-related matters. Accordingly, the Company is currently subject to employee-related claims, class action and other lawsuits and proceedings in connection with the Company’s operations, including but not limited to those related to alleged wrongful discharge, illegal discrimination and violations of equal employment and federal and state wage and hour laws. Because labor represents such a large portion of the Company’s operating costs, non-compliance with these evolving federal and state laws and regulations could subject the Company to significant back pay awards, fines and additional lawsuits and proceedings. These claims, lawsuits and proceedings are in various stages of adjudication or investigation and involve a wide variety of claims and potential outcomes.

Four wage and hour class action lawsuits are currently pending against the Company in federal district court for the Central District of California, and are being addressed together by the court. Each case pertains to alleged errors made by the Company with respect to regular pay and overtime pay calculations, waiting times, meal period waivers and wage statements under California law. The Company tentatively settled these lawsuits in June 2014, subject to finalizing settlement details.  Preliminary court approval was obtained in September 2014, and final court approval of the class action settlement was entered on April 2, 2015. The Company had previously recorded a $16.6 million loss provision related to this lawsuit.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 15 – LEGAL AND REGULATORY PROCEEDINGS (Continued)

As a result of the decertification of a wage and hour class action lawsuit (Rindfleisch v. Gentiva), single-plaintiff lawsuits with identical claims have been filed against the Company. Including Rindfleisch, which has five plaintiffs, there are 175 lawsuits pending in federal district court for the Northern District of Georgia and assigned to various judges. These lawsuits pertain to a compensation plan that paid Gentiva’s home health employees on both a per visit and an hourly basis, thereby allegedly voiding their FLSA exempt status and entitling them to overtime pay.  The plaintiffs in these lawsuits are seeking attorneys’ fees and costs, back wages and liquidated damages going back three years from the filings of the complaints under the FLSA. No estimate of the possible loss or range of loss resulting from these lawsuits can be made at this time. The Company disputes the allegations made in these lawsuits and will defend any related claims vigorously.

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

Shareholder actions—the Company is also subject to lawsuits and other shareholder actions brought from time to time, including actions brought by Gentiva shareholders.

A consolidated shareholder class action lawsuit is currently pending against a former officer and director of Gentiva in federal district court for the Eastern District of New York. The lawsuit asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as well as Sections 11 and 15 of the Securities Act of 1933, as amended (the “Securities Act”), and alleges, among other items, that Gentiva’s public disclosures misrepresented and failed to disclose that Gentiva improperly increased the number of in-home therapy visits to patients for the purposes of triggering higher reimbursement rates under Medicare, which caused an artificial inflation in the price of Gentiva Common Stock between July 31, 2008 and October 4, 2011. The court dismissed Gentiva from the lawsuit in December 2013. On December 10, 2014, the former officer and director of Gentiva reached an agreement in principle to settle the lawsuit for $6.5 million, to be funded in its entirety by insurance. The settlement remains subject to the completion of definitive settlement documentation, notice to the putative class and approval by the court.

The Company has received notice that two Gentiva shareholders, holding a total of 505,750 shares of Gentiva Common Stock, have exercised their appraisal rights to seek Delaware judicial review of the consideration paid for their shares as part of the Gentiva Merger. No estimate of the possible loss or range of loss resulting from this matter can be made at this time.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Cautionary Statement

This Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These forward-looking statements include, but are not limited to, statements regarding the Company’s expected future financial position, results of operations, cash flows, dividends, financing plans, business strategy, budgets, capital expenditures, competitive positions, growth opportunities, plans and objectives of management, and statements containing the words such as “anticipate,” “approximate,” “believe,” “plan,” “estimate,” “expect,” “project,” “could,” “would,” “should,” “will,” “intend,” “may,” “potential,” “upside,” and other similar expressions. Statements in this report concerning the Company’s business outlook or future economic performance, anticipated profitability, revenues, expenses, dividends or other financial items, and product or services line growth, together with other statements that are not historical facts, are forward-looking statements that are estimates reflecting the best judgment of the Company based upon currently available information.

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

In addition to the factors set forth above, other factors that may affect the Company’s plans, results or stock price include, without limitation:

●

the impact of healthcare reform, which will initiate significant changes to the United States healthcare system, including potential material changes to the delivery of healthcare services and the reimbursement paid for such services by the government or other third party payors, including reforms resulting from the Patient Protection and Affordable Care Act and the Healthcare Education and Reconciliation Act (collectively, the “ACA”) or future deficit reduction measures adopted at the federal or state level. Healthcare reform is affecting each of the Company’s businesses in some manner. Potential future efforts in the U.S. Congress to repeal, amend, modify or retract funding for various aspects of the ACA create additional uncertainty about the ultimate impact of the ACA on the Company and the healthcare industry. Due to the substantial regulatory changes that will need to be implemented by CMS and others, and the numerous processes required to implement these reforms, the Company cannot predict which healthcare initiatives will be implemented at the federal or state level, the timing of any such reforms, or the effect such reforms or any other future legislation or regulation will have on the Company’s business, financial position, results of operations and liquidity,

●

risks and uncertainties related to the Gentiva Merger, including, but not limited to, uncertainties as to whether the Gentiva Merger will have the accretive effect on the Company’s earnings or cash flows that it expects, the inability to obtain, or delays in obtaining, cost savings and synergies from the Gentiva Merger, costs and difficulties related to the integration of Gentiva’s businesses and operations with the Company’s businesses and operations, unexpected costs, liabilities, charges or expenses resulting from the Gentiva Merger, adverse effects on the Company’s stock price resulting from the Gentiva Merger, the inability to retain key personnel, and potential adverse reactions, changes to business relationships or competitive responses resulting from the Gentiva Merger,

●	the Company’s ability to meet the substantial debt service requirements incurred to finance the Gentiva Merger,
●

the Company’s ability to adjust to the new patient criteria for LTAC hospitals under the Pathway for SGR Reform Act of 2013 (the “SGR Reform Act”), which will reduce the population of patients eligible for the Company’s hospital services and change the basis upon which the Company is paid,

●	the Company’s ability to comply with the terms of Gentiva’s Corporate Integrity Agreement, which the Company became subject to as a result of the Gentiva Merger,
●

the impact of the final rules issued by CMS on August 1, 2012 (the “2012 CMS Rules”), which among other things, reduced Medicare reimbursement to the Company’s TC hospitals in 2013 and beyond by imposing a budget neutrality adjustment and modifying the short-stay outlier rules,

●

the impact of the final rules issued by CMS on July 29, 2011 (the “2011 CMS Rules”), which among other things, significantly reduced Medicare reimbursement to the Company’s nursing centers and changed payments for the provision of group therapy services effective October 1, 2011,

●

the impact of the Budget Control Act of 2011 (as amended by the American Taxpayer Relief Act of 2012 (the “Taxpayer Relief Act”)) which instituted an automatic 2% reduction on each claim submitted to Medicare beginning April 1, 2013,

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Cautionary Statement (Continued)

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

●	the effects of additional legislative changes and government regulations, interpretation of regulations and changes in the nature and enforcement of regulations governing the healthcare industry,
●	the ability of the Company’s hospitals and nursing centers to adjust to medical necessity reviews,
●

the impact of the Company’s significant level of indebtedness on its funding costs, operating flexibility and ability to fund ongoing operations, development capital expenditures or other strategic acquisitions with additional borrowings,

●

the Company’s ability to successfully redeploy capital and proceeds of asset sales in pursuit of its business strategy and pursue the Company’s development activities, including through acquisitions, and successfully integrate new operations, including the realization of anticipated revenues, economies of scale, cost savings and productivity gains associated with such operations, as and when planned, including the potential impact of unanticipated issues, expenses and liabilities associated with those activities,

●	the failure of the Company’s facilities to meet applicable licensure and certification requirements,
●	the further consolidation and cost containment efforts of managed care organizations and other third party payors,
●

the Company’s ability to comply with its rental and debt agreements, including payment of amounts owed thereunder and compliance with the covenants contained therein, including under the Company’s master lease agreements with Ventas,

●

the condition of the financial markets, including volatility and weakness in the equity, capital and credit markets, which could limit the availability and terms of debt and equity financing sources to fund the requirements of the Company’s businesses, or which could negatively impact the Company’s investment portfolio,

●	the Company’s ability to control costs, particularly labor and employee benefit costs,
●	the Company’s ability to successfully reduce (by divestiture of operations or otherwise) its exposure to professional liability and other claims,
●

the Company’s obligations under various laws to self-report suspected violations of law by the Company to various government agencies, including any associated obligation to refund overpayments to government payors, fines and other sanctions,

●	the Company’s ability to pay a dividend as, when and if declared by the Board of Directors, in compliance with applicable laws and the Company’s debt and other contractual arrangements,
●	national, regional and industry-specific economic, financial, business and political conditions, including their effect on the availability and cost of labor, credit, materials and other services,
●	increased operating costs due to shortages in qualified nurses, therapists and other healthcare personnel,
●	the Company’s ability to attract and retain key executives and other healthcare personnel,
●	the Company’s ability to successfully dispose of unprofitable facilities,
●	events or circumstances which could result in the impairment of an asset or other charges,
●	changes in GAAP or practices, and changes in tax accounting or tax laws (or authoritative interpretations relating to any of these matters), and
●	the Company’s ability to maintain an effective system of internal control over financial reporting.

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

The Company is a healthcare services company that through its subsidiaries operates TC hospitals, a home health, hospice and community care business, IRFs, a contract rehabilitation services business, nursing centers and assisted living facilities across the United States. At March 31, 2015, the Company’s hospital division operated 97 TC hospitals (7,147 licensed beds) in 22 states. The Company’s Kindred at Home division (formerly known as the care management division) primarily provided home health, hospice and community care services from 664 sites of service in 41 states. The Company’s rehabilitation division provided rehabilitation services primarily in hospitals and long-term care settings and operated 16 IRFs (829 licensed beds). The Company’s nursing center division operated 90 nursing centers (11,535 licensed beds) and seven assisted living facilities (375 licensed beds) in 18 states.

Gentiva Merger

On October 9, 2014, the Company entered into the Gentiva Merger Agreement, providing for the Company’s acquisition of Gentiva. On February 2, 2015, the Company consummated the Gentiva Merger, with Gentiva continuing as the surviving company and the Company’s wholly owned subsidiary.

At the effective time of the Gentiva Merger, each share of Gentiva Common Stock issued and outstanding immediately prior to the effective time of the Gentiva Merger (other than shares held by Kindred, Gentiva and any wholly owned subsidiaries (which were cancelled) and shares owned by stockholders who properly exercised and perfected a demand for appraisal rights under Delaware law), including each deferred share unit, were converted into the right to receive (i) the Cash Consideration, without interest, and (ii) the Stock Consideration.

Operating results in the first quarter of 2015 included transaction and integration costs totaling $32 million, retention and severance costs totaling $55 million, a lease termination charge of $1 million and financing costs totaling $23 million related to the Gentiva Merger. See note 2 of the notes to unaudited condensed consolidated financial statements.

Discontinued operations

The Company has completed several strategic divestitures or planned divestitures to improve its future operating results. For accounting purposes, the operating results of these businesses and the losses or impairments associated with these transactions have been classified as discontinued operations in the accompanying unaudited condensed consolidated statement of operations for all periods presented. Assets held for sale at March 31, 2015 have been measured at the lower of carrying value or estimated fair value less costs of disposal and have been classified as held for sale in the accompanying unaudited condensed consolidated balance sheet.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Critical Accounting Policies

Management’s discussion and analysis of financial condition and results of operations are based upon the Company’s consolidated financial statements which have been prepared in accordance with GAAP in the United States. The preparation of these financial statements requires the use of estimates and judgments that affect the reported amounts and related disclosures of commitments and contingencies. The Company relies on historical experience and on various other assumptions that management believes to be reasonable under the circumstances to make judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates.

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

Collectibility of accounts receivable

Accounts receivable consist primarily of amounts due from the Medicare and Medicaid programs, other government programs, managed care health plans, commercial insurance companies, skilled nursing and hospital customers, individual patients and other customers. Estimated provisions for doubtful accounts are recorded to the extent it is probable that a portion or all of a particular account will not be collected.

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

The provision for doubtful accounts totaled $9 million and $7 million for the first quarter of 2015 and 2014, respectively.

Allowances for insurance risks

The Company insures a substantial portion of its professional liability risks and workers compensation risks through its limited purpose insurance subsidiaries. Provisions for loss for these risks are based upon management’s best available information including actuarially determined estimates. Effective with the Gentiva Merger, the Company cancelled all policies issued by the Gentiva limited purpose insurance subsidiary and insures all post-merger risks through its insurance subsidiary.

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

Provisions for loss for professional liability risks retained by the Company’s limited purpose insurance subsidiary have been discounted based upon actuarial estimates of claim payment patterns using a discount rate of 1% to 5% depending upon the policy year. The discount rate was 1% for the 2015 and 2014 policy years. The discount rates are based upon the risk free interest rate for the respective year. Amounts equal to the discounted loss provision are funded annually. The Company does not fund the portion of professional liability risks related to estimated claims that have been incurred but not reported. Accordingly, these liabilities are not discounted. The allowance for professional liability risks aggregated $328 million at March 31, 2015 and $308 million at December 31, 2014. If the Company did not discount any of the allowances for professional liability risks, these balances would have approximated $330 million at March 31, 2015 and $310 million at December 31, 2014.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Critical Accounting Policies (Continued)

Allowances for insurance risks (Continued)

Changes in the number of professional liability claims and the cost to settle these claims significantly impact the allowance for professional liability risks. A relatively small variance between the Company’s estimated and actual number of claims or average cost per claim could have a material impact, either favorable or unfavorable, on the adequacy of the allowance for professional liability risks. For example, a 1% variance in the allowance for professional liability risks at March 31, 2015 would impact the Company’s operating income by approximately $3 million.

The provision for professional liability risks (continuing operations), including the cost of coverage maintained with unaffiliated commercial insurance carriers, aggregated $17 million and $14 million for the first quarter of 2015 and 2014, respectively.

Provisions for loss for workers compensation risks retained by the Company’s limited purpose insurance subsidiary are not discounted and amounts equal to the loss provision are funded annually. The allowance for workers compensation risks aggregated $259 million at March 31, 2015 and $189 million at December 31, 2014. The provision for workers compensation risks (continuing operations), including the cost of coverage maintained with unaffiliated commercial insurance carriers, aggregated $15 million and $8 million for the first quarter of 2015 and 2014, respectively.

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

The Company’s effective income tax rate was 17.1% and 38.2% for the first quarter of 2015 and 2014, respectively. The decrease in the effective tax rate for the first quarter of 2015 was primarily attributable to transaction costs that are not deductible for income tax purposes and having no tax benefit recorded for a $95 million litigation contingency loss reserve in the first quarter of 2015 as it is not possible to determine the tax deductibility of the contingency. See note 15 of the notes to unaudited condensed consolidated financial statements. The Company is reporting a loss from continuing operations before income taxes of $162 million and an income tax benefit of $28 million for the first quarter of 2015 as compared to income from continuing operations before income taxes of $37 million and an income tax provision of $14 million for the first quarter of 2014.

There are significant uncertainties with respect to capital loss carryforwards that could affect materially the realization of certain deferred tax assets. Accordingly, the Company has recognized deferred tax assets to the extent it is more likely than not they will be realized and a valuation allowance is provided for deferred tax assets to the extent that it is uncertain that the deferred tax asset will be realized. The Company recognized net deferred tax assets totaling $104 million and $94 million at March 31, 2015 and December 31, 2014, respectively.

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

In accordance with the authoritative guidance for goodwill and other intangible assets, the Company is required to perform an impairment test for goodwill and indefinite-lived intangible assets at least annually or more frequently if adverse events or changes in circumstances indicate that the asset may be impaired. The Company performs its annual goodwill impairment test at the end of each fiscal year for each of its reporting units. A reporting unit is either an operating segment or one level below the operating segment, referred to as a component. When the components within the Company’s operating segments have similar economic characteristics, the Company aggregates the components of its operating segments into one reporting unit. Accordingly, the Company has determined that its reporting units are hospitals, home health, hospice, community care, hospital rehabilitation services, inpatient rehabilitation hospitals, skilled nursing rehabilitation services and nursing centers. Inpatient rehabilitation hospitals reporting unit is included in the hospital rehabilitation services segment of the rehabilitation division. The community care reporting unit is included in the home health business segment of the Kindred at Home division. The carrying value of goodwill for each of the Company’s reporting units at March 31, 2015 and December 31, 2014 follows (in thousands):

	March 31, 2015	December 31, 2014
Hospitals	$628,519	$679,480
Kindred at Home:
Home health	725,030	117,589
Hospice	634,097	26,910
Community care	164,770	–
	1,523,897	144,499
Rehabilitation division:
Hospital rehabilitation services	173,618	173,618
Inpatient rehabilitation hospitals	307,627	–
Skilled nursing rehabilitation services	–	–
	481,245	173,618
Nursing centers	–	–
	$2,633,661	$997,597

The goodwill impairment test involves a two-step process. The first step is a comparison of each reporting unit’s fair value to its carrying value. If the carrying value of the reporting unit is greater than its fair value, there is an indication that impairment may exist and the second step must be performed to measure the amount of impairment loss, if any. Based upon the results of the step one impairment test for goodwill for hospitals, hospital rehabilitation services, home health and hospice reporting units for the year ended December 31, 2014, no goodwill impairment charges were recorded in connection with the Company’s annual impairment test.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Critical Accounting Policies (Continued)

Valuation of long-lived assets, goodwill and intangible assets (Continued)

The Company has determined that during the three months ended March 31, 2015, there were no events or changes in circumstances since December 31, 2014, other than as described below, requiring an interim impairment test. Although the Company has determined that there was no goodwill or other indefinite-lived intangible asset impairments as of March 31, 2015, adverse changes in the operating environment and related key assumptions used to determine the fair value of the Company’s reporting units and indefinite-lived intangible assets or declines in the value of the Company’s common stock may result in future impairment charges for a portion or all of these assets. Specifically, if the rate of growth of government and commercial revenues earned by the Company’s reporting units were to be less than projected or if healthcare reforms were to negatively impact the Company’s business, an impairment charge of a portion or all of these assets may be required.

An impairment charge could have a material adverse effect on the Company’s business, financial position and results of operations, but would not be expected to have an impact on the Company’s cash flows or liquidity.

The Company’s indefinite-lived intangible assets consist of trade names, Medicare certifications and certificates of need. The fair values of the Company’s indefinite-lived intangible assets are derived from current market data including comparable sales or royalty rates, and projections at a facility, location level or reporting unit which include management’s best estimates of economic and market conditions over the projected period. Significant assumptions include growth rates in the number of admissions, patient days, reimbursement rates, operating costs, rent expense, capital expenditures, terminal value growth rates, changes in working capital requirements, weighted average cost of capital and opportunity costs.

The annual impairment tests for certain of the Company’s indefinite-lived intangible assets are performed as of May 1, July 1, September 1, October 1 and November 30 while all others are performed as of December 31. No impairment charges were recorded in connection with the annual impairment tests performed at each of these dates in 2014.

During the three months ended March 31, 2015, the Company recorded an asset impairment charge of $7 million related to previously acquired home health and hospice trade names after the decision in the first quarter of 2015 to rebrand to the Kindred at Home trade name. These charges reflect the amount by which the carrying value exceeded its estimated fair value. The fair value of the trade names was measured using Level 3 unobservable inputs, primarily economic obsolescence.

Recently Issued Accounting Requirements

In April 2015, the FASB issued authoritative guidance which changes the balance sheet presentation requirements for debt issuance costs. To simplify presentation of debt issuance costs, the amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This guidance is effective for annual and interim periods beginning on or after December 15, 2015. The new guidance should be applied on a retrospective basis, and early adoption is permitted.  The adoption of this standard is not expected to have a material impact on the Company’s business, financial position, results of operations or liquidity.

In February 2015, the FASB issued authoritative guidance which changes the evaluation of certain legal entities for consolidation. Specifically, the guidance (i) modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities, (ii) eliminates the presumption that a general partner should consolidate a limited partnership, (iii) affects the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships and (iv) provides a scope exception from consolidation guidance for reporting entities with interest in legal entities in certain investment funds. The guidance is effective for all interim and annual reporting periods beginning after December 15, 2015. Early adoption is permitted for all entities. The guidance is not expected to have an impact on the Company’s business, financial position, results of operations or liquidity.

In January 2015, the FASB issued authoritative guidance which eliminated from GAAP the concept of extraordinary items. The FASB issued this update as part of its initiative to reduce complexity in accounting standards, also referred to as the Simplification Initiative. The guidance is effective for all interim and annual reporting periods beginning after December 15, 2015. Early adoption is permitted for all entities. The guidance is not expected to have an impact on the Company’s business, financial position, results of operations or liquidity.

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

Results of Operations – Continuing Operations

  A summary of the Company’s operating data follows (unaudited):

	Three months ended March 31,
(In thousands)	2015	2014
Revenues:
Hospital division	$640,483	$627,245
Kindred at Home:
Home health	300,867	74,791
Hospice	119,057	12,913
	419,924	87,704
Rehabilitation division:
Hospital rehabilitation services	151,564	93,177
Skilled nursing rehabilitation services	252,595	253,943
	404,159	347,120
Nursing center division	274,308	262,590
	1,738,874	1,324,659
Eliminations:
Hospital rehabilitation services	(24,002)	(23,233)
Skilled nursing rehabilitation services	(37,789)	(28,154)
Nursing centers	(1,116)	(662)
	(62,907)	(52,049)
	$1,675,967	$1,272,610
Income (loss) from continuing operations:
Operating income (loss):
Hospital division	$134,111	$139,505
Kindred at Home:
Home health	45,696	2,845
Hospice	16,479	1,852
	62,175	4,697
Rehabilitation division:
Hospital rehabilitation services	44,564	25,710
Skilled nursing rehabilitation services	15,708	18,016
	60,272	43,726
Nursing center division	36,963	37,572
Support center	(66,565)	(44,456)
Litigation contingency expense	(95,000)	−
Impairment charges	(6,726)	−
Transaction costs	(94,702)	(683)
Operating income	30,528	180,361
Rent	(92,140)	(78,530)
Depreciation and amortization	(38,935)	(39,092)
Interest, net	(61,777)	(25,617)
Income (loss) from continuing operations before income taxes	(162,324)	37,122
Provision (benefit) for income taxes	(27,736)	14,195
	$(134,588)	$22,927

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Results of Operations – Continuing Operations (Continued)

Operating data:

	Three months ended March 31,
	2015	2014
Hospital division:
End of period data:
Number of transitional care hospitals	97	97
Number of licensed beds	7,147	7,145
Revenue mix %:
Medicare	56.8	59.8
Medicaid	5.5	6.6
Medicare Advantage	11.9	11.4
Medicaid Managed	4.7	2.4
Commercial insurance and other	21.1	19.8
Admissions:
Medicare	8,775	9,038
Medicaid	610	819
Medicare Advantage	1,555	1,435
Medicaid Managed	643	317
Commercial insurance and other	1,868	1,914
	13,451	13,523
Patient days:
Medicare	228,483	230,350
Medicaid	28,663	32,712
Medicare Advantage	48,448	44,025
Medicaid Managed	22,013	10,733
Commercial insurance and other	62,241	59,567
	389,848	377,387
Average length of stay:
Medicare	26.0	25.5
Medicaid	47.0	39.9
Medicare Advantage	31.2	30.7
Medicaid Managed	34.2	33.9
Commercial insurance and other	33.3	31.1
Weighted average	29.0	27.9
Revenues per admission:
Medicare	$41,483	$41,492
Medicaid	57,594	50,894
Medicare Advantage	48,908	49,666
Medicaid Managed	46,740	47,803
Commercial insurance and other	72,395	64,858
Weighted average	47,616	46,384
Revenues per patient day:
Medicare	$1,593	$1,628
Medicaid	1,226	1,274
Medicare Advantage	1,570	1,619
Medicaid Managed	1,365	1,412
Commercial insurance and other	2,173	2,084
Weighted average	1,643	1,662
Medicare case mix index (discharged patients only)	1.166	1.173
Average daily census	4,332	4,193
Occupancy %	69.2	67.3

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Results of Operations – Continuing Operations (Continued)

Operating data (Continued):

	Three months ended March 31,
	2015	2014
Kindred at Home:
Home health:
Sites of service (at end of period)	415	150
Revenue mix %:
Medicare	80.8	80.8
Medicaid	2.0	2.6
Commercial and other	7.7	11.9
Commercial paid at episodic rates	9.5	4.7
Episodic revenues ($ 000s)	$229,991	$57,426
Total episodic admissions	49,087	10,873
Medicare episodic admissions	43,173	10,121
Total episodes	79,895	21,520
Episodes per admission	1.63	1.98
Revenue per episode	$2,879	$2,669
Hospice:
Sites of service (at end of period)	190	35
Admissions	8,863	917
Average length of stay	93	94
Patient days	785,819	84,482
Revenue per patient day	$152	$153
Average daily census	12,830	939
Rehabilitation division:
Hospital rehabilitation services:
Freestanding IRFs:
End of period data:
Number of IRFs	16	5
Number of licensed beds	829	215
Discharges (a)	3,806	1,053
Occupancy % (a)	73.2	71.6
Average length of stay (a)	13.7	13.2
Revenue per discharge (a)	$19,517	$18,246
Contract services:
Sites of service (at end of period):
Inpatient rehabilitation units	100	105
LTAC hospitals	120	121
Sub-acute units	8	10
Outpatient units	138	143
	366	379
Revenue per site	$211,151	$195,157
Skilled nursing rehabilitation services:
Sites of service (at end of period)	1,829	1,851
Revenue per site	$138,106	$137,193

(a)	Excludes non-consolidated IRF.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Results of Operations – Continuing Operations (Continued)

Operating data (Continued):

	Three months ended March 31,
	2015	2014
Nursing center division:
End of period data:
Number of facilities:
Nursing center:
Owned or leased	86	85
Managed	4	4
Assisted living facilities	7	6
	97	95
Number of licensed beds:
Nursing center:
Owned or leased	11,050	11,018
Managed	485	485
Assisted living facilities	375	341
	11,910	11,844
Revenue mix %:
Medicare	32.8	32.6
Medicaid	37.8	39.9
Medicare Advantage	9.0	8.7
Medicaid Managed	4.7	3.2
Private and other	15.7	15.6
Patient days (a):
Medicare	148,396	143,228
Medicaid	447,888	477,823
Medicare Advantage	55,376	51,407
Medicaid Managed	71,588	48,422
Private and other	138,030	140,460
	861,278	861,340
Patient day mix % (a):
Medicare	17.3	16.6
Medicaid	52.0	55.5
Medicare Advantage	6.4	6.0
Medicaid Managed	8.3	5.6
Private and other	16.0	16.3
Revenues per patient day (a):
Medicare Part A	$567	$554
Total Medicare (including Part B)	606	597
Medicaid	232	219
Medicaid (net of provider taxes) (b)	199	197
Medicare Advantage	446	445
Medicaid Managed	179	176
Private and other	312	292
Weighted average	319	305
Average daily census (a)	9,570	9,570
Admissions (a)	10,376	9,789
Occupancy % (a)	81.3	81.7
Medicare average length of stay (a)	28.9	29.6

(a)	Excludes managed facilities.
(b)	Provider taxes are recorded in other operating expenses for all periods presented.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Results of Operations – Continuing Operations (Continued)

Hospital division

Revenues increased 2% to $641 million in the first quarter of 2015 compared to $627 million in the first quarter of 2014. The increase in revenues was primarily a result of a 3% increase in revenue per admission, offset partially by an aggregate decline in admissions of 0.5% in the first quarter of 2015 compared to the first quarter of 2014. Average length of stay increased to 29.0 days in the first quarter of 2015 compared to 27.9 days in the first quarter of 2014, which contributed to a 3% increase in average daily census.

Operating income for the first quarter of 2015 included $1 million related to a cancelled development project. Excluding this charge, hospital operating income declined 3% to $135 million from $140 million a year ago and operating margins decreased to 21.0% in the first quarter of 2015 compared to 22.2% in the first quarter of 2014, primarily as a result of admissions decline and shifts in payor mix and patient acuity.

Average hourly wage rates increased 3% for the first quarter of 2015 compared to the first quarter of 2014. Employee benefit costs increased 3% in the first quarter of 2015 compared to the first quarter of 2014, primarily as a result of an increase in workers compensation and compensated absences expenses.

Professional liability costs increased to $10 million in the first quarter of 2015 from $8 million in the first quarter of 2014, primarily attributable to an increase in the frequency and severity of claims.

Kindred at Home division

Home health

Revenues increased to $301 million in the first quarter of 2015 compared to $75 million in the first quarter of 2014, primarily as a result of the Gentiva Merger. The Gentiva Merger, which added 288 sites of service to the Company’s home health operations beginning February 2, 2015, contributed $229 million in revenues for the two months of operations since the date of acquisition.

Operating income in the first quarter of 2015 included $1 million of costs associated with closing three locations. Excluding this charge, operating margins increased to 15.6% in the first quarter of 2015 compared to 3.8% in the first quarter of 2014, primarily due to the Gentiva Merger and cost efficiencies associated with the larger scale of the Company’s home health operations in the first quarter of 2015 as compared to a year ago.

Hospice

Revenues increased to $119 million in the first quarter of 2015 compared to $13 million in the first quarter of 2014 primarily as a result of the Gentiva Merger. The Gentiva Merger, which added 163 sites of service to the Company’s hospice operations beginning February 2, 2015, contributed $106 million in revenues for the two months of operations since the date of acquisition.

Operating income in the first quarter of 2015 included $0.5 million of costs associated with closing two locations. Excluding this charge, operating margins were constant at 14.3% in the first quarter of 2015 and 2014.

Rehabilitation division

Hospital rehabilitation services

Revenues increased 63% to $151 million in the first quarter of 2015 compared to $93 million in the first quarter of 2014. The increase in revenues was primarily attributable to the acquisition of Centerre in the first quarter of 2015, which added 11 freestanding IRFs to the Company’s hospital rehabilitation services operations beginning January 1, 2015. Revenues associated with the Centerre Acquisition were $55 million in the first quarter of 2015.

Operating margins increased to 29.4% in the first quarter of 2015 compared to 27.6% in the first quarter of 2014, primarily as a result of efficiencies gained from the Centerre Acquisition.

Employee benefit costs increased 49% in the first quarter of 2015 compared to the first quarter of 2014, primarily as a result of the Centerre Acquisition.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Results of Operations – Continuing Operations (Continued)

Rehabilitation division (Continued)

Skilled nursing rehabilitation services

Revenues declined 1% to $253 million in the first quarter of 2015 compared to $254 million in the first quarter of 2014. The decline in revenues was primarily attributable to a net loss of 106 customer contract sites of service in the first quarter of 2015. Revenues derived from non-affiliated customers aggregated $215 million and $226 million in the first quarter of 2015 and 2014, respectively.

Operating income for the first quarter of 2015 included $1 million related to severance costs. Excluding this charge, operating margins declined to 6.5% in the first quarter of 2015 compared to 7.1% in the first quarter of 2014, primarily attributable to the net loss of customer contract sites of service during the first quarter of 2015.

Employee benefit costs were relatively unchanged in the first quarter of 2015 compared to the first quarter of 2014.

Nursing center division

Revenues increased 4% to $274 million in the first quarter of 2015 compared to $263 million in the first quarter of 2014. The increase in revenues was primarily a result of an increase in admissions and aggregate revenue rates. Admissions increased 6% in the first quarter of 2015 compared to the first quarter of 2014. Average daily census was unchanged in the first quarter of 2015 compared to the first quarter of 2014.

Nursing center operating margins declined to 13.5% in the first quarter of 2015 compared to 14.3% in the first quarter of 2015, primarily as a result of a 2% contraction in Medicare average length of stay and an increase in provider tax expenses.

Average hourly wage rates were relatively unchanged in the first quarter of 2015 compared to the first quarter of 2014. Employee benefit costs increased 5% in the first quarter of 2015 compared to the first quarter of 2014, primarily as a result of an increase in workers compensation and compensated absences expenses.

Professional liability costs were $5 million in the first quarter of both 2015 and 2014.

Support center

Operating income for the Company’s operating divisions excludes allocations of support center overhead. These costs aggregated $66 million and $44 million in the first quarter of 2015 and 2014, respectively. The increase in support center overhead in the first quarter of 2015 is primarily attributable to the Gentiva Merger and severance and retirement costs of $4 million. As a percentage of consolidated revenues, support center overhead totaled 4.0% and 3.5% in the first quarter of 2015 and 2014, respectively.

Transaction costs

Operating results in the first quarter of 2015 included transaction, integration and financing costs associated with the Gentiva Merger totaling $93 million. Operating results included transaction costs associated with other acquisition activities of $2 million and $0.7 million in the first quarter of 2015 and 2014, respectively. These transaction, integration and financing costs in all periods were included in general and administrative expenses.

Litigation contingency expense

The Company has responded to extensive document subpoenas and requests for employee interviews from the U.S. Attorney’s Office in Boston, Massachusetts concerning the operations of RehabCare, a therapy services company acquired by the Company on June 1, 2011. The DOJ asserts, among other things, that rehabilitation therapy services provided to patients in skilled nursing centers were not delivered or billed in accordance with Medicare requirements (including violations of the federal False Claims Act), and that there may have been questionable financial arrangements between RehabCare and a vendor and certain skilled nursing facility customers (including possible violations of the federal Anti-Kickback Statute). The Company has been cooperating fully with the DOJ investigation. The Company is engaged in active discussions with the DOJ in an effort to find a mutually acceptable resolution to this investigation. Based on the progress of those settlement discussions beginning in mid-March and into the second quarter of 2015, the Company has accrued an estimated loss contingency reserve of $95 million in the first quarter of 2015. In the event the Company is

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Results of Operations – Continuing Operations (Continued)

Litigation contingency expense (Continued)

able to reach a mutually agreeable settlement with the DOJ, the Company estimates that the financial component of such a settlement could range from $95 million to $125 million. The Company has accrued the estimated loss contingency at the minimum of the estimated range, in accordance with GAAP, as no amount within that range is a better estimate than any other amount. No tax benefit related to the loss contingency reserve was recorded in the first quarter of 2015 as it is not possible to determine tax deductibility. In the event a settlement cannot be reached, the amount of possible loss in excess of the Company’s accrual cannot be estimated at this time and such loss could have a material adverse effect on the Company’s business, financial position, results of operations and liquidity. The discussions are ongoing, and until they are concluded, there can be no certainty about the timing or likelihood of a definitive resolution, the scope of any potential restrictions that may be agreed upon in connection with a settlement or the cost of a final settlement.

Other expenses

Rent expense increased 17% to $92 million in the first quarter of 2015 compared to $78 million in the first quarter of 2014. The increase in the first quarter of 2015 was primarily attributable to the Gentiva and Centerre acquisitions. Rent expense for the first quarter of 2015 associated with the Gentiva Merger and Centerre Acquisition was approximately $8 million and $6 million, respectively.

Depreciation and amortization expense was relatively unchanged at $39 million in the first quarter of 2015 compared to the first quarter of 2014. Depreciation expense in the first quarter of 2015 was lower by approximately $4 million due to changes in the estimated depreciable lives of certain medical and technology equipment effective January 1, 2015. Depreciation and amortization expense in the first quarter of 2015 associated with the Gentiva Merger and Centerre Acquisition was $4 million and $1 million, respectively.

Interest expense increased to $63 million in the first quarter of 2015 compared to $26 million in the first quarter of 2014. Interest expense in the first quarter of 2015 included $17 million in costs related to financing the Gentiva Merger. Excluding these financing costs, interest expense increased primarily as a result of long-term borrowings associated with the Gentiva Merger. See note 10 of the notes to unaudited condensed consolidated financial statements.

Consolidated results

Loss from continuing operations before income taxes aggregated $162 million in the first quarter of 2015 compared to income from continuing operations before income taxes of $37 million in the first quarter of 2014. Loss from continuing operations aggregated $135 million in the first quarter of 2015 compared to income from continuing operations of $23 million in the first quarter of 2014. Transaction and integration costs, pre-closing financing costs, litigation contingency expense, retirement and severance costs, home health and hospice closing costs, write-off costs related to a development project and impairment charges negatively impacted the consolidated pretax operating results by $222 million ($172 million net of income taxes) in the first quarter of 2015. Transaction costs negatively impacted the consolidated pretax operating results by $0.7 million ($0.4 million net of income taxes) in the first quarter of 2014.

Results of Operations – Discontinued Operations

Loss from discontinued operations aggregated $3 million in the first quarter of 2015 compared to $7 million in the first quarter of 2014. The Company recorded a net loss of $3 million in the first quarter of 2014 related to the divestiture of discontinued operations.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Liquidity

Operating cash flows

Cash flows used in operations (including discontinued operations) aggregated $140 million in the first quarter of 2015 compared to $16 million in the first quarter of 2014. Operating cash flows in the first quarter of 2015 were negatively impacted by $178 million for severance, retirement, Gentiva Merger transaction and pre-closing financing costs, other transaction costs and lease termination payments. Operating cash flows in the first quarter of 2014 were negatively impacted by $29 million for litigation, retirement, severance, retention and transaction payments. Excluding these items, cash flows from operations benefited from improved accounts receivable collections.

The Company utilizes its ABL Facility to meet working capital needs and finance its acquisition and development activities. As a result, the Company typically carries minimal amounts of cash on its consolidated balance sheet. Based upon the Company’s expected operating cash flows and the availability of borrowings under the ABL Facility ($530 million at March 31, 2015), management believes that the Company has the necessary financial resources to satisfy its expected short-term and long-term liquidity needs.

Dividends and other payments

The Company paid a quarterly cash dividend of $0.12 per common share on April 1, 2015 to shareholders of record as of the close of business on March 11, 2015. The Company also paid a quarterly cash dividend of $0.12 per common share on March 27, 2014 to shareholders of record as of the close of business on March 6, 2014.

The Company made an installment payment on the Company’s Units on March 2, 2015 to holders of record on February 15, 2015. This installment payment consisted of a quarterly installment payment of $18.75 per Unit, plus a one-time incremental payment of $1.25 per Unit for the period between November 25, 2014 and December 1, 2014, for a total payment of $20.00 per Unit. To the extent that any Unit has been separated into its constituent Purchase Contract and its constituent share of Mandatory Redeemable Preferred Stock, the installment payment is payable only on the constituent share of Mandatory Redeemable Preferred Stock.

Future declarations of quarterly dividends will be subject to the approval of Kindred’s Board of Directors. The current cash dividend funding will require the use of approximately $40 million on an annual basis.

2015 Term Loan Amendment

On March 10, 2015, the Company entered into an incremental amendment agreement, which provided for an incremental term loan in an aggregate principal amount of $200 million under the Term Loan Facility. The Company used the net proceeds of the incremental term loan to repay outstanding borrowings under the ABL Facility. The incremental term loan was issued with 50 basis points of OID and has the same terms as, and is fungible with, the outstanding term loans under the Term Loan Facility.

Gentiva Merger – Financing Transactions

The following Financing Transactions occurred in connection with the Gentiva Merger:

• the Company issued $1.35 billion aggregate principal amount of Notes;

• the Company issued approximately 15 million shares of its common stock through two common stock offerings (see note 11 of the notes to unaudited condensed consolidated financial statements) and issued 9.6 million shares of its common stock through the Stock Consideration (see note 2 of the notes to unaudited condensed consolidated financial statements);

• the Company issued 172,500 Units (see note 11 of the notes to unaudited condensed consolidated financial statements); and

• the Company amended the credit facilities.

Notes Offering

On December 18, 2014, the Escrow Issuer completed a private placement of $750 million aggregate principal amount of the Notes due 2020 and $600 million aggregate principal amount of the Notes due 2023. The Notes due 2020 and the Notes due 2023 were issued pursuant to the Indentures. See note 10 of the notes to unaudited condensed consolidated financial statements.

Prior to the consummation of the Gentiva Merger, the Notes were senior secured obligations of the Escrow Issuer. Upon consummation of the Gentiva Merger, the Escrow Issuer was merged with and into the Company, as a result of which the Notes were assumed by the Company and fully and unconditionally guaranteed on a senior unsecured basis by substantially all of the Company’s domestic 100% owned subsidiaries, including substantially all of the Company’s and Gentiva’s domestic 100% owned subsidiaries, ranking pari passu with all of the Company’s respective existing and future senior unsubordinated indebtedness.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Liquidity (Continued)

Notes Offering (Continued)

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

Under the terms of the Indentures, the Company may pay dividends pursuant to specified exceptions or, if the Company’s consolidated coverage ratio (as defined therein) is at least 2.0 to 1.0, it may also pay dividends in an amount equal to 50% of its consolidated net income (as defined therein) and 100% of the net cash proceeds from the issuance of capital stock, in each case since January 1, 2014. The making of certain other restricted payments or investments by the Company or its restricted subsidiaries would reduce the amount available for the payment of dividends pursuant to the foregoing exception.

Registration Rights Agreements – Notes due 2020 and Notes due 2023

On December 18, 2014, the Escrow Issuer entered into the Registration Rights Agreements. After the consummation of the Gentiva Merger, the Company and each of the Guarantors executed a joinder agreement to become parties to the Registration Rights Agreements.

Pursuant to the Registration Rights Agreements, the Company and the Guarantors will (among other obligations) use commercially reasonable efforts to file with the SEC a registration statement relating to an offer to exchange each of the Notes due 2020 and the Notes due 2023 for registered notes with substantially identical terms and consummate such offer within 365 days after the issuance of the Notes. A “Registration Default” will occur if, among other things, the Company and the Guarantors fail to comply with this requirement. If a Registration Default occurs with respect to the Notes due 2020 or the Notes due 2023, the annual interest rate of the Notes due 2020 or the Notes due 2023, as applicable, will be increased by 0.25% per annum and will increase by 0.25% per annum at the end of each subsequent 90-day period, but in no event will such increase exceed 1.00% per annum.

Escrow Agreements

On December 18, 2014, the Company and the Escrow Issuer entered into the Escrow Agreements. Pursuant to the Escrow Agreements, the Escrow Issuer deposited the gross proceeds of $1.35 billion from the sale of the Notes into the Escrow Accounts and the Company deposited an additional amount sufficient (together with the gross proceeds deposited by the Escrow Issuer) to fund the redemption of the Notes and to pay all regularly scheduled interest on the Notes to, but not including, the special mandatory redemption date into the respective Escrow Accounts. The amount of interest deposited on December 18, 2014 totaled approximately $23 million. The amounts in the Escrow Accounts were released upon consummation of the Gentiva Merger. The release of the escrowed funds was conditioned on the consummation of the Gentiva Merger, the merger of the Escrow Issuer with and into the Company, as a result of which the Company assumed the Escrow Issuer’s obligations under the Notes, and other conditions set forth in the Escrow Agreements.

Gentiva Merger

In connection with the Gentiva Merger, Kindred issued 9.6 million shares of common stock as part of the Stock Consideration.

Common Stock Offerings

On November 25, 2014, in an offering registered with the SEC, the Company completed the November Common Stock Offering of 5,000,000 shares of its common stock for cash and granted the underwriters a 30-day over-allotment option to purchase up to an additional 750,000 shares of common stock. On December 1, 2014, the underwriters exercised their over-allotment option to purchase 395,759 additional shares of common stock, which the Company closed on December 3, 2014. The net proceeds of the November Common Stock Offering, after deducting the underwriting discount and offering expenses, were $101 million.

On June 25, 2014, in an offering registered with the SEC, the Company completed the June Common Stock Offering of 9,000,000 shares of its common stock for cash and granted the underwriters a 30-day option to purchase up to an additional 1,350,000 shares of common stock, of which 723,468 shares were purchased on July 14, 2014. The net proceeds of the June Common Stock Offering, after deducting the underwriting discount and offering expenses, were $220 million.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Liquidity (Continued)

Units Offering

On November 25, 2014, in an offering registered with the SEC, the Company completed the sale of 150,000 Units for cash and granted the underwriters a 13-day over-allotment option to purchase up to an additional 22,500 Units. On December 1, 2014, the underwriters exercised in full their over-allotment option to purchase 22,500 additional Units, which the Company closed on December 3, 2014. Each Unit is composed of a Purchase Contract and one share of Mandatory Redeemable Preferred Stock having a final preferred stock installment payment date of December 1, 2017 and an initial liquidation preference of $201.58 per share of Mandatory Redeemable Preferred Stock. The net proceeds from the offering of the Units, after deducting the underwriting discount and offering expenses, were $166 million. The Purchase Contracts were recorded as capital in excess of par value, net of issue costs, and the Mandatory Redeemable Preferred Stock has been recorded as long-term debt.

As of March 31, 2015, holders of 78,010 Purchase Contracts elected early settlement. As a result, holders thereof received 43.0918 shares of common stock per Purchase Contract, resulting in approximately 3.4 million shares of common stock being issued by the Company.

Credit Facilities Amendments

On November 25, 2014, the Company entered into the Term Loan Amendment Agreement which amended and restated the Term Loan Facility to, among other items, (i) modify certain provisions related to the issuance of Notes into the Escrow Accounts, (ii) increase the applicable interest rate margins for LIBOR borrowings from 3.00% to 3.25% and for base rate borrowings from 2.00% to 2.25%, (iii) temporarily increase the maximum total leverage ratio permitted under the financial maintenance covenants, (iv) include soft-call protection at a prepayment premium of 1.00% for twelve months starting from November 25, 2014 and (v) modify certain provisions related to the incurrence of debt and the making of acquisitions, investments and restricted payments. The Term Loan Amendment Agreement did not modify the maturity date of the loans made thereunder.

On October 31, 2014, the Company entered into the ABL Amendment Agreement which, among other items, modified certain provisions related to the issuance of Notes into the Escrow Accounts. Upon the consummation of the Gentiva Merger and the satisfaction of certain other conditions, the ABL Amendment Agreement further amended and restated the ABL Facility to, among other items, modify certain provisions related to the incurrence of debt and the making of acquisitions, investments and restricted payments. The ABL Amendment Agreement did not modify the maturity date of the revolving commitments thereunder or the applicable interest rate margins applicable to any borrowings thereunder.

In addition, on December 12, 2014, the Company entered into the Incremental ABL Joinder. Upon the consummation of the Gentiva Merger and the satisfaction of certain other conditions, the Incremental ABL Joinder provided for additional revolving commitments in an aggregate principal amount of $150 million under the ABL Facility.

All obligations under the ABL Facility and the Term Loan Facility are fully and unconditionally guaranteed, subject to certain customary release provisions, by substantially all of the Company’s existing and future direct and indirect domestic 100% owned subsidiaries, as well as certain non-100% owned domestic subsidiaries as the Company may determine from time to time in its sole discretion. The Notes due 2022, the Notes due 2020 and the Notes due 2023 are fully and unconditionally guaranteed, subject to certain customary release provisions, by substantially all of the Company’s domestic 100% owned subsidiaries. See note 10 of the notes to unaudited condensed consolidated financial statements.

Amendment to Notes due 2022

On April 9, 2014, the Company completed a private placement of $500 million aggregate principal amount of the Notes due 2022. The Notes due 2022 were issued pursuant to the 2022 Indenture.

On January 30, 2015, following the receipt of sufficient consents to approve the Amendments, the Company, the 2022 Guarantors and Wells Fargo Bank, National Association, as trustee, entered into the 2022 Notes Supplemental Indenture. The 2022 Notes Supplemental Indenture conforms certain covenants, definitions and other terms in the 2022 Indenture to the covenants, definitions and terms contained in the Indentures governing the Notes. The Amendments became operative following the consummation of the Gentiva Merger.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Liquidity (Continued)

Interest rate swaps

In December 2011, the Company entered into two interest rate swap agreements to hedge its floating interest rate on an aggregate of $225 million of debt outstanding under its Prior Term Loan Facility. The interest rate swaps have an effective date of January 9, 2012, and will expire on January 11, 2016. The Company is required to make payments based upon a fixed interest rate of 1.8925% calculated on the notional amount of $225 million. In exchange, the Company will receive interest on $225 million at a variable interest rate that is based upon the three-month LIBOR, subject to a minimum rate of 1.5%. The Company determined these interest rate swaps continue to qualify for cash flow hedge accounting treatment at March 31, 2015. However, an amendment to the Prior Term Loan Facility completed in May 2013 reduced the LIBOR floor from 1.5% to 1.0%, therefore some partial ineffectiveness will result through the expiration of the interest rate swap agreements.

In March 2014, the Company entered into an additional interest rate swap agreement to hedge its floating interest rate on an aggregate of $400 million of debt outstanding under the Term Loan Facility. On April 8, 2014, the Company completed a novation of a portion of its $400 million swap agreement to two new counterparties, each in the amount of $125 million. The original swap contract was not amended, terminated or otherwise modified. The interest rate swap had an effective date of April 9, 2014 and will expire on April 9, 2018 and continues to apply to the Term Loan Facility. The Company is required to make payments based upon a fixed interest rate of 1.867% calculated on the notional amount of $400 million. In exchange, the Company will receive interest on $400 million at a variable interest rate that is based upon the three-month LIBOR, subject to a minimum rate of 1.0%. The Company determined this interest rate swap continues to qualify for cash flow hedge accounting treatment at March 31, 2015.

The Company records the effective portion of the gain or loss on these derivative financial instruments in accumulated other comprehensive income (loss) as a component of stockholders’ equity and records the ineffective portion of the gain or loss on these derivative financial instruments as interest expense. For the three months ended March 31, 2015 and 2014, the ineffectiveness related to the interest rate swaps was immaterial.

The aggregate fair value of the interest rate swaps recorded in other accrued liabilities was $6 million and $4 million at March 31, 2015 and December 31, 2014, respectively.

Capital Resources

Capital expenditures and acquisitions

Excluding acquisitions, routine capital expenditures (expenditures necessary to maintain existing facilities that generally do not increase capacity or add services) totaled $21 million and $22 million in the first quarter of 2015 and 2014. Hospital development capital expenditures (primarily new and replacement facility construction) totaled $0.5 million in the first quarter of 2014. Nursing center development capital expenditures (primarily the addition of transitional care services for higher acuity patients) totaled $6 million in the first quarter of 2015 and $0.2 million in the first quarter of 2014. Excluding acquisitions, the Company anticipates that routine capital spending for 2015 should approximate $120 million to $130 million and development capital spending should approximate $60 million to $70 million. Management expects that substantially all of these expenditures will be financed through internal sources or borrowings under the ABL Facility. Management believes that its capital expenditure program is adequate to improve and equip existing facilities. At March 31, 2015, the estimated cost to complete and equip construction in progress approximated $17 million.

Acquisition expenditures totaled $659 million in the first quarter of 2015, primarily related to the Gentiva Merger and the Centerre Acquisition. See notes 2 and 3 of the notes to unaudited condensed consolidated financial statements. Acquisition expenditures totaled $23 million in the first quarter of 2014, which were financed with operating cash flows and the Company’s ABL Facility.

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

Various healthcare reform provisions became law upon enactment of the ACA. The reforms contained in the ACA have affected each of the Company’s businesses in some manner and are directed in large part at increased quality and cost reductions. Several of the reforms are very significant and could ultimately change the nature of the Company’s services, the methods of payment for its services and the underlying regulatory environment. These reforms include the possible modifications to the conditions of qualification for payment, bundling of payments to cover both acute and post-acute care and the imposition of enrollment limitations on new providers.

The ACA also provides for: (1) reductions to the annual market basket payment updates for LTAC hospitals, IRFs, home health agencies and hospice providers which could result in lower reimbursement than in the preceding year; (2) additional annual “productivity adjustment” reductions to the annual market basket payment update as determined by CMS for LTAC hospitals, IRFs, and nursing centers (beginning in federal fiscal year 2012), home health agencies (beginning in federal fiscal year 2015) and hospice providers (beginning in federal fiscal year 2013); (3) new transparency, reporting and certification requirements for skilled nursing centers, including disclosures regarding organizational structure, officers, directors, trustees, managing employees and financial, clinical and other related data; (4) a quality reporting system for hospitals (including LTAC hospitals and IRFs) beginning in federal fiscal year 2014; and (5) reductions in Medicare payments to hospitals (including LTAC hospitals and IRFs) beginning in federal fiscal year 2014 for failure to meet certain quality reporting standards or to comply with standards in new value based purchasing demonstration project programs.

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

LTAC Legislation

As part of the SGR Reform Act, Congress adopted various legislative changes impacting LTAC hospitals (the “LTAC Legislation”). The LTAC Legislation creates new Medicare criteria and payment rules for LTAC hospitals.

Currently, Medicare payments to LTAC hospitals are based upon a prospective payment system specifically for LTAC hospitals (“LTAC PPS”). LTAC PPS maintains LTAC hospitals as a distinct provider type, separate from short-term acute care hospitals. Only providers certified as LTAC hospitals may be paid under this system. CMS regulations classify LTAC hospital patients into diagnostic categories called Medicare Severity Diagnosis Related Groups (“MS-LTC-DRGs”). LTAC PPS is based upon discharged-based MS-LTC-DRGs similar to the prospective payment system used to pay general short-term acute care hospitals (“IPPS”).

Under the new criteria set forth in the LTAC Legislation, LTAC hospitals treating patients with at least a three-day prior stay in an acute care hospital intensive care unit and patients on prolonged mechanical ventilation admitted from an acute care hospital will continue to receive payment under LTAC PPS. Other patients will continue to have access to LTAC care, whether they are admitted to LTAC hospitals from acute care hospitals or directly from other settings or the community, and in such cases, LTAC hospitals will be paid at a “site-neutral” rate for these patients, based on the lesser of per diem Medicare rates paid for patients with the same diagnoses under IPPS or an estimate of cost. It is the Company’s expectation that the majority of these site-neutral payments will be materially less than the payments currently provided under LTAC PPS.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Other Information (Continued)

Effects of inflation and changing prices (Continued)

LTAC Legislation (Continued)

The effective date of the new patient criteria is October 1, 2015, tied to each individual LTAC hospital’s cost reporting period, followed by a two-year phase-in period. During the phase-in period, payment for patients receiving the site-neutral rate will be based 50% on the current LTAC PPS and 50% on the new site-neutral rate. CMS estimates an overall net reduction in Medicare revenue of 4.6% for those hospitals receiving this 50/50 blended reimbursement. All of the Company’s TC hospitals (which are certified as LTAC hospitals under the Medicare program) have a cost reporting period starting on September 1 of each year, and thus the phase-in of new patient criteria will not begin for the Company’s TC hospitals until September 1, 2016, and full implementation of the new criteria will not begin until September 1, 2018.

The Company continues to analyze Medicare and internal data to estimate the number of its Medicare cases that would, on a static retrospective basis, be paid a full MS-LTC-DRG payment under LTAC PPS upon the implementation of new patient criteria versus receiving a site neutral rate. At present, prior to the implementation of new patient criteria, approximately 70% of the Company’s Medicare LTAC cases are paid a full MS-LTC-DRG payment under LTAC PPS, with the remaining approximately 30% of Medicare cases paid under the short-stay or very short-stay outlier payment process. At this time, and based primarily on 2013 data provided in the proposed regulations issued by CMS on April 17, 2015, the Company estimates a 30 percentage point shift in payment category for Medicare LTAC cases once the new patient criteria is fully phased in, resulting in, on a static prospective basis, an estimated 40% of the Company’s Medicare LTAC cases qualifying for the full MS-LTC-DRG payment under LTAC PPS, and with the remaining estimated 60% of the Company’s Medicare LTAC cases instead qualifying for either the site neutral rate or payment under the short stay outlier payment process. These percentages do not reflect the significant efforts and actions the Company is and will be undertaking to expand its LTAC patient population and adapt its facility operations, business plans, programs and other initiatives to reduce and otherwise mitigate the financial and other impacts of the LTAC Legislation and new patient criteria.

It is important to note that the LTAC Legislation, the implementation of new patient criteria, and other associated elements could have a material adverse effect on the Company’s business, financial position, results of operations and liquidity.

CMS has regulations governing payments to a LTAC hospital that is co-located with another hospital (a “HIH”). The rules generally limit Medicare payments to the HIH if the Medicare admissions to the HIH from its co-located hospital exceed 25% of the total Medicare discharges for the HIH’s cost reporting period, known as the “25 Percent Rule.” There are limited exceptions for admissions from rural, urban single or a hospital that generates more than 25% of the Medicare discharges in a metropolitan statistical area (“MSA Dominant hospital”). Admissions that exceed this “25 Percent Rule” are paid using IPPS. Patients transferred after they have reached the short-term acute care outlier payment status are not counted toward the admission threshold. Patients admitted prior to meeting the admission threshold, as well as Medicare patients admitted from a non co-located hospital, are eligible for the full payment under LTAC PPS. If the HIH’s admissions from the co-located hospital exceed the limit in a cost reporting period, Medicare will pay the lesser of: (1) the amount payable under LTAC PPS; or (2) the amount payable under IPPS, which will likely reduce the Company’s revenues for such admissions. At March 31, 2015, the Company operated 20 HIHs with 768 licensed beds.

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

The failure of one or more of the Company’s LTAC hospitals to maintain its Medicare certification as a LTAC hospital could have a material adverse effect on its business, financial position, results of operations and liquidity.

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

The Medicare Access and CHIP Reauthorization Act of 2015

The Medicare Access and CHIP Reauthorization Act of 2015 (“MACRA”) was signed into law on April 16, 2015. Among other items, MACRA: (1) permanently replaces the SGR formula previously used to determine updates to Medicare physician reimbursement, replacing these updates with quality and value measurements and participation in alternate payment models; (2) extends the outpatient therapy cap exception process until December 31, 2017; and (3) sets payment updates for post-acute providers at 1% after other adjustments required by the ACA for 2018.

The Improving Medicare Post-Acute Care Transformation Act of 2014 (the “IMPACT Act”), which passed on October 6, 2014, establishes standardized assessment data for quality improvement, payment and discharge planning purposes across the spectrum of post-acute care providers (“PACs”), including LTAC hospitals, IRFs, skilled nursing facilities and home health agencies.

The IMPACT Act will require PACs to begin reporting (1) standardized patient assessment data at admission and discharge by October 1, 2018 for LTACs, IRFs and skilled nursing facilities and by January 1, 2019 for home health agencies, (2) new quality measures, including functional status, skin integrity, medication reconciliation, incidence of major falls, and patient preference regarding treatment and discharge at various intervals between October 1, 2016 and January 1, 2019, and (3) resource use measures,

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Other Information (Continued)

Effects of inflation and changing prices (Continued)

including Medicare spending per beneficiary, discharge to community, and hospitalization rates of potentially preventable readmissions by October 1, 2016 for LTAC hospitals, IRFs and skilled nursing facilities and by October 1, 2017 for home health agencies. The Secretary of HHS will provide confidential feedback to PACs one year after this data is provided and public reports two years thereafter. Failure to report such data when required would subject a facility to a two percent reduction in market basket prices then in effect. The Secretary of HHS will promulgate regulations by January 1, 2016 to require PACs to take certain of these quality, resource use and other measures into account in the discharge planning process.

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

For additional information regarding Medicare and Medicaid reimbursement and other government regulations impacting the Company, see the Company’s Annual Report on Form 10-K for 2014 as filed with the SEC.

Hospital division

LTAC PPS maintains long-term acute care hospitals as a distinct provider type, separate from short-term acute care hospitals. Only providers certified as LTAC hospitals may be paid under this system. As of March 31, 2015, 97 of the Company’s TC hospitals are certified as LTAC hospitals.

On April 17, 2015, CMS issued proposed regulations regarding Medicare reimbursement for LTAC hospitals for the federal fiscal year beginning October 1, 2015. Included in the proposed regulations are: (1) a market basket increase to the standard federal payment rate of 2.7%; (2) offsets to the standard federal payment rate mandated by the ACA of: (a) 0.6% to account for the effect of a productivity adjustment, and (b) 0.2% as required by statute; (3) a wage level budget neutrality factor of 1.001444 applied to the adjusted standard federal payment rate; (4) adjustments to area wage indexes; and (5) an increase in the high cost outlier threshold per discharge to $18,768.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Other Information (Continued)

Effects of inflation and changing prices (Continued)

Hospital division (Continued)

On August 1, 2012, CMS issued the 2012 CMS Rules which, among other things, reduced Medicare reimbursement to the Company’s TC hospitals in 2013 and beyond by imposing a budget neutrality adjustment and modifying the short-stay outlier rules. Included in the 2012 CMS Rules are: (1) a market basket increase to the standard federal payment rate of 2.6%; (2) offsets to the standard federal payment rate mandated by the ACA of: (a) 0.7% to account for the effect of a productivity adjustment, and (b) 0.1% as required by statute; (3) a wage level budget neutrality factor of 0.999265 applied to the adjusted standard federal payment rate; (4) adjustments to area wage indexes; and (5) a decrease in the high cost outlier threshold per discharge to $15,408. Effective December 29, 2012, the 2012 CMS Rules (1) began a three-year phase-in of a 3.75% budget neutrality adjustment which will reduce LTAC hospital rates by approximately 1.3% in each of 2013, 2014 and 2015; and (2) restored a payment reduction that will limit payments for very short-stay outliers that will reduce the Company’s TC hospital payments by approximately 0.5%.

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

The Job Creation Act of 2012 (the “Job Creation Act”) provides for reductions in reimbursement of Medicare bad debts at the Company’s hospitals and nursing centers. For the Company’s hospitals, the bad debt reimbursement rate of 70% for all bad debts was lowered to 65% effective for cost reporting periods beginning on or after October 1, 2012.

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

Kindred at Home

On October 30, 2014, CMS issued final regulations regarding Medicare payment rates for home health agencies effective January 1, 2015. These final regulations implement a net 0.3% reduction consisting of a 2.6% market basket inflation increase, less (1) a 0.5% productivity adjustment, and (2) a 2.4% rebasing adjustment mandated under the ACA.

On November 22, 2013, CMS issued final regulations regarding Medicare payment rates for home health agencies effective January 1, 2014. These final regulations implement a net 1.05% reduction consisting of a 2.3% market basket inflation increase, less (1) a 0.62% ICD-9 grouper refinement, and (2) a 2.73% rebasing adjustment mandated under the ACA. Rebasing the rates includes adjustments to the 60-day episode and per visit payment rates, the non-routine medical supply conversion factor and low utilization payment factors. The rebasing adjustment mandated under the ACA is expected to reduce payment rates by approximately 2.8% to the Company’s home health agencies in each of the next four years, beginning January 1, 2014.

On April 30, 2015, CMS issued proposed regulations for Medicare reimbursement for hospice providers for the federal fiscal year beginning October 1, 2015. Included in these proposed regulations are: (1) a market basket increase of 2.7%; (2) a multifactor productivity reduction of 0.6%; and (3) an additional 0.3% reduction as mandated in the ACA. The regulation also proposes: (1) the creation of two different payment rates for routine home care, a higher base payment for the first 60 days and a reduced payment for days 61 and beyond; and (2) a new Service Intensity Add-on (or SIA) which would pay an additional amount during the last seven days of life when a patient has direct care provided by a registered nurse or social worker.

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

Kindred at Home (Continued)

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

Rehabilitation division

Medicare Part B provides reimbursement for certain physician services, limited drug coverage and other outpatient services, such as therapy and other services, outside of a Medicare Part A covered patient stay. Payment for these services is determined according to the MPFS. Annually since 1997, the MPFS has been subject to the SGR, which is intended to keep spending growth in line with allowable spending. Each year since the SGR was enacted, this adjustment produced a scheduled negative update to payment for physicians, therapists and other healthcare providers paid under the MPFS. Annually, since 2002, Congress has stepped in with the so-called “doc fix” legislation to suspend payment cuts to physicians. Subsequent legislation annually suspended the payment cut with PAMA most recently suspending the payment cut until March 31, 2015. MACRA permanently replaces the SGR formula previously used to determine updates to Medicare physician reimbursement, replacing these updates with quality and value measurements and participation in alternative payment models.

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

In February 2012, the Middle Class Tax Relief Act of 2012 was enacted, which provides that certain Medicare Part B therapy services exceeding a threshold of $3,700 would be subject to a pre-payment manual medical review process effective October 1, 2012. The review process for these services continues to be utilized by CMS. This review process has had an adverse effect on the provision and billing of services for patients and could negatively impact therapist efficiencies.

The SGR Reform Act also extended the therapy cap exception process to March 31, 2014, which was later extended to March 31, 2015 by PAMA. MACRA further extended the therapy cap exception process until December 31, 2017.

Inpatient rehabilitation hospitals

On April 23, 2015, CMS issued proposed regulations for Medicare reimbursement for IRFs for the federal fiscal year beginning October 1, 2015. Included in these proposed regulations are: (1) a market basket increase of 2.7%; (2) a productivity reduction of 0.6%; and (3) additional reduction of 0.2% as required by the ACA. Including an estimated reduction of 0.2% for increase in outlier threshold, CMS estimates that the impact of these changes will result in a 1.7% increase to average Medicare payments to IRFs.

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

Inpatient rehabilitation hospitals (Continued)

The ACA requires a quality reporting system for IRFs beginning in fiscal year 2014 in which any market basket update would be reduced by 2% for any IRF that does not meet quality reporting standards. CMS has finalized regulations that required IRFs to report measures related to, among other things, catheter-associated urinary tract infections, pressure ulcers, and unplanned readmissions.

Nursing center division

On April 15, 2015, CMS issued proposed regulations updating Medicare payment rates for nursing centers effective October 1, 2014. These proposed regulations implement a net market basket increase of 1.4% consisting of: (1) a 2.6% market basket increase, less (2) 0.6% forecast error adjustment and (3) 0.6% productivity adjustment.

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

In February 2012, the Middle Class Tax Relief Act of 2012 was enacted, which provides that certain Medicare Part B therapy services exceeding a threshold of $3,700 would be subject to a pre-payment manual medical review process effective October 1, 2012. The review process for these services continues to be utilized by CMS. This review process has had an adverse effect on the provision and billing of services for patients and could negatively impact therapist efficiencies.

The SGR Reform Act also extended the therapy cap exception process to March 31, 2014, which was later extended to March 31, 2015 by PAMA. MACRA further extended the therapy cap exception process until December 31, 2017.

In February 2012, Congress passed The Job Creation Act which provides for reductions in reimbursement of Medicare bad debts for nursing centers. The Job Creation Act provides for a phase-in of the reduction in the rate of reimbursement for bad debts of patients that are dually eligible for Medicare and Medicaid. The rate of reimbursement for bad debts for these dually eligible patients were reduced from 100% to 88% for cost reporting periods beginning on or after October 1, 2012 and was reduced to 76% for cost reporting periods beginning on or after October 1, 2013, and was reduced to 65% for cost reporting periods beginning on or after October 2, 2014. The rate of reimbursement for bad debts for patients not dually eligible for both Medicare and Medicaid was reduced from 70% to 65%, effective for cost reporting periods beginning on or after October 1, 2012. Approximately 80% of the Company’s Medicare bad debt reimbursements incurred at its nursing centers are associated with patients that are dually eligible.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Condensed Consolidated Statement of Operations

(Unaudited)

(In thousands, except per share amounts)

						First
	2014 Quarters					Quarter
	First	Second	Third	Fourth	Year	2015
Revenues	$1,272,610	$1,261,397	$1,228,918	$1,264,674	$5,027,599	$1,675,967
Salaries, wages and benefits	618,694	606,095	601,813	616,277	2,442,879	847,093
Supplies	72,965	71,585	70,719	73,774	289,043	93,271
Rent	78,530	77,699	77,643	79,167	313,039	92,140
Other operating expenses	169,530	172,674	169,582	168,206	679,992	197,727
General and administrative expenses	231,272	249,346	237,503	259,702	977,823	406,102
Other income	(212)	(122)	(260)	(278)	(872)	(480)
Litigation contingency expense	−	−	−	−	−	95,000
Impairment charges	−	−	−	−	−	6,726
Depreciation and amortization	39,092	39,172	38,748	38,558	155,570	38,935
Interest expense	25,799	80,530	22,515	39,919	168,763	62,518
Investment income	(182)	(2,449)	(344)	(1,021)	(3,996)	(741)
	1,235,488	1,294,530	1,217,919	1,274,304	5,022,241	1,838,291
Income (loss) from continuing operations before income taxes	37,122	(33,133)	10,999	(9,630)	5,358	(162,324)
Provision (benefit) for income taxes	14,195	(12,683)	3,777	(4,827)	462	(27,736)
Income (loss) from continuing operations	22,927	(20,450)	7,222	(4,803)	4,896	(134,588)
Discontinued operations, net of income taxes:
Loss from operations	(7,442)	(8,768)	(8,677)	(28,743)	(53,630)	(3,424)
Gain (loss) on divestiture of operations	(3,006)	(2,018)	1,387	(9,061)	(12,698)	−
Loss from discontinued operations	(10,448)	(10,786)	(7,290)	(37,804)	(66,328)	(3,424)
Net income (loss)	12,479	(31,236)	(68)	(42,607)	(61,432)	(138,012)
(Earnings) loss attributable to noncontrolling interests:
Continuing operations	(4,529)	(4,828)	(4,372)	(5,143)	(18,872)	(8,847)
Discontinued operationss	70	253	78	66	467	29
	(4,459)	(4,575)	(4,294)	(5,077)	(18,405)	(8,818)
Income (loss) attributable to Kindred	$8,020	$(35,811)	$(4,362)	$(47,684)	$(79,837)	$(146,830)

Amounts attributable to Kindred stockholders:
Income (loss) from continuing operations	$18,398	$(25,278)	$2,850	$(9,946)	$(13,976)	$(143,435)
Loss from discontinued operations	(10,378)	(10,533)	(7,212)	(37,738)	(65,861)	(3,395)
Net income (loss)	$8,020	$(35,811)	$(4,362)	$(47,684)	$(79,837)	$(146,830)

Earnings (loss) per common share:
Basic:
Income (loss) from continuing operations	$0.34	$(0.47)	$0.04	$(0.15)	$(0.24)	$(1.80)
Discontinued operations:
Loss from operations	(0.13)	(0.16)	(0.13)	(0.44)	(0.91)	(0.04)
Gain (loss) on divestiture of operations	(0.06)	(0.04)	0.02	(0.14)	(0.21)	−
Loss from discontinued operations	(0.19)	(0.20)	(0.11)	(0.58)	(1.12)	(0.04)
Net income (loss)	$0.15	$(0.67)	$(0.07)	$(0.73)	$(1.36)	$(1.84)

Diluted:
Income (loss) from continuing operations	$0.34	$(0.47)	$0.04	$(0.15)	$(0.24)	$(1.80)
Discontinued operations:
Loss from operations	(0.13)	(0.16)	(0.13)	(0.44)	(0.91)	(0.04)
Gain (loss) on divestiture of operations	(0.06)	(0.04)	0.02	(0.14)	(0.21)	−
Loss from discontinued operations	(0.19)	(0.20)	(0.11)	(0.58)	(1.12)	(0.04)
Net income (loss)	$0.15	$(0.67)	$(0.07)	$(0.73)	$(1.36)	$(1.84)

Shares used in computing earnings (loss) per common share:
Basic	52,641	53,714	62,863	65,135	58,634	79,575
Diluted	52,711	53,714	62,902	65,135	58,634	79,575

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Operating Data

(Unaudited)

(In thousands)

						First
	2014 Quarters					Quarter
	First	Second	Third	Fourth	Year	2015
Revenues:
Hospital division	$627,245	$612,517	$591,121	$619,185	$2,450,068	$640,483
Kindred at Home:
Home health	74,791	75,502	74,026	74,588	298,907	300,867
Hospice	12,913	12,484	12,160	12,538	50,095	119,057
	87,704	87,986	86,186	87,126	349,002	419,924
Rehabilitation division:
Hospital rehabilitation services	93,177	94,963	93,139	92,922	374,201	151,564
Skilled nursing rehabilitation services	253,943	253,694	246,732	252,667	1,007,036	252,595
	347,120	348,657	339,871	345,589	1,381,237	404,159
Nursing center division	262,590	264,437	263,897	271,625	1,062,549	274,308
	1,324,659	1,313,597	1,281,075	1,323,525	5,242,856	1,738,874
Eliminations:
Hospital rehabilitation services	(23,233)	(22,855)	(22,172)	(22,972)	(91,232)	(24,002)
Skilled nursing rehabilitation services	(28,154)	(28,485)	(29,209)	(34,960)	(120,808)	(37,789)
Nursing centers	(662)	(860)	(776)	(919)	(3,217)	(1,116)
	(52,049)	(52,200)	(52,157)	(58,851)	(215,257)	(62,907)
	$1,272,610	$1,261,397	$1,228,918	$1,264,674	$5,027,599	$1,675,967

Income (loss) from continuing operations:
Operating income (loss):
Hospital division	$139,505	$127,390	$116,987	$134,473	$518,355	$134,111
Kindred at Home:
Home health	2,845	5,048	5,686	6,570	20,149	45,696
Hospice	1,852	2,017	1,103	418	5,390	16,479
	4,697	7,065	6,789	6,988	25,539	62,175
Rehabilitation division:
Hospital rehabilitation services	25,710	25,572	23,030	23,884	98,196	44,564
Skilled nursing rehabilitation services	18,016	19,687	17,242	16,029	70,974	15,708
	43,726	45,259	40,272	39,913	169,170	60,272
Nursing center division	37,572	35,409	35,437	38,310	146,728	36,963
Support center	(44,456)	(48,808)	(45,810)	(64,001)	(203,075)	(66,565)
Litigation contingency expense	−	−	−	−	−	(95,000)
Impairment charges	−	−	−	−	−	(6,726)
Transaction costs	(683)	(4,496)	(4,114)	(8,690)	(17,983)	(94,702)
Operating income	180,361	161,819	149,561	146,993	638,734	30,528
Rent	(78,530)	(77,699)	(77,643)	(79,167)	(313,039)	(92,140)
Depreciation and amortization	(39,092)	(39,172)	(38,748)	(38,558)	(155,570)	(38,935)
Interest, net	(25,617)	(78,081)	(22,171)	(38,898)	(164,767)	(61,777)
Income (loss) before income taxes	37,122	(33,133)	10,999	(9,630)	5,358	(162,324)
Provision (benefit) for income taxes	14,195	(12,683)	3,777	(4,827)	462	(27,736)
	$22,927	$(20,450)	$7,222	$(4,803)	$4,896	$(134,588)

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Operating Data (Continued)

(Unaudited)

(In thousands)

	2014 Quarters					First Quarter
	First	Second	Third	Fourth	Year	2015
Rent:
Hospital division	$51,354	$50,820	$50,790	$52,199	$205,163	$51,454
Kindred at Home:
Home health	2,030	1,942	1,927	1,933	7,832	6,493
Hospice	226	235	228	261	950	3,139
	2,256	2,177	2,155	2,194	8,782	9,632
Rehabilitation division:
Hospital rehabilitation services	1,832	1,728	1,741	1,740	7,041	7,373
Skilled nursing rehabilitation services	1,089	1,067	1,041	1,002	4,199	999
	2,921	2,795	2,782	2,742	11,240	8,372
Nursing center division	21,434	21,346	21,316	21,473	85,569	21,498
Support center	565	561	600	559	2,285	1,184
	$78,530	$77,699	$77,643	$79,167	$313,039	$92,140
Depreciation and amortization:
Hospital division	$16,457	$16,482	$16,336	$16,406	$65,681	$14,476
Kindred at Home:
Home health	1,966	1,976	1,944	1,736	7,622	3,593
Hospice	159	163	161	162	645	1,456
	2,125	2,139	2,105	1,898	8,267	5,049
Rehabilitation division:
Hospital rehabilitation services	3,092	3,014	2,879	2,842	11,827	3,418
Skilled nursing rehabilitation services	2,695	2,885	2,866	2,683	11,129	1,911
	5,787	5,899	5,745	5,525	22,956	5,329
Nursing center division	7,297	7,416	7,606	7,784	30,103	7,494
Support center	7,426	7,236	6,956	6,945	28,563	6,587
	$39,092	$39,172	$38,748	$38,558	$155,570	$38,935
Capital expenditures, excluding acquisitions (including discontinued operations):
Hospital division:
Routine	$8,402	$8,225	$6,470	$6,784	$29,881	$8,810
Development	511	51	−	1,525	2,087	−
	8,913	8,276	6,470	8,309	31,968	8,810
Kindred at Home:
Home health:
Routine	280	158	214	131	783	252
Development	−	−	−	−	−	−
	280	158	214	131	783	252
Hospice:
Routine	28	10	14	12	64	37
Development	−	−	−	−	−	−
	28	10	14	12	64	37
Rehabilitation division:
Hospital rehabilitation services:
Routine	56	44	62	32	194	247
Development	−	−	−	−	−	21
	56	44	62	32	194	268
Skilled nursing rehabilitation services:
Routine	849	593	489	316	2,247	470
Development	−	−	−	−	−	−
	849	593	489	316	2,247	470
Nursing center division:
Routine	5,055	5,163	5,024	5,734	20,976	5,066
Development	240	321	1,570	1,039	3,170	5,767
	5,295	5,484	6,594	6,773	24,146	10,833
Support center:
Routine:
Information systems	6,906	10,061	8,593	10,336	35,896	5,548
Other	101	231	397	311	1,040	339
	7,007	10,292	8,990	10,647	36,936	5,887
	$22,428	$24,857	$22,833	$26,220	$96,338	$26,557

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Operating Data (Continued)

(Unaudited)

	2014 Quarters					First Quarter
	First	Second	Third	Fourth	Year	2015
Hospital division:
End of period data:
Number of transitional care hospitals	97	97	97	97		97
Number of licensed beds	7,145	7,145	7,145	7,147		7,147
Revenue mix %:
Medicare	59.8	58.2	57.0	57.0	58.0	56.8
Medicaid	6.6	6.8	6.9	6.0	6.6	5.5
Medicare Advantage	11.4	11.2	10.5	10.5	10.9	11.9
Medicaid Managed	2.4	3.0	3.8	4.5	3.4	4.7
Commercial insurance and other	19.8	20.8	21.8	22.0	21.1	21.1
Admissions:
Medicare	9,038	8,555	8,460	8,525	34,578	8,775
Medicaid	819	896	805	750	3,270	610
Medicare Advantage	1,435	1,389	1,250	1,359	5,433	1,555
Medicaid Managed	317	381	511	572	1,781	643
Commercial insurance and other	1,914	1,885	1,703	1,696	7,198	1,868
	13,523	13,106	12,729	12,902	52,260	13,451
Patient days:
Medicare	230,350	220,035	213,170	220,548	884,103	228,483
Medicaid	32,712	32,619	30,480	30,454	126,265	28,663
Medicare Advantage	44,025	43,027	39,938	41,260	168,250	48,448
Medicaid Managed	10,733	13,191	16,556	20,000	60,480	22,013
Commercial insurance and other	59,567	59,293	57,486	59,295	235,641	62,241
	377,387	368,165	357,630	371,557	1,474,739	389,848
Average length of stay:
Medicare	25.5	25.7	25.2	25.9	25.6	26.0
Medicaid	39.9	36.4	37.9	40.6	38.6	47.0
Medicare Advantage	30.7	31.0	32.0	30.4	31.0	31.2
Medicaid Managed	33.9	34.6	32.4	35.0	34.0	34.2
Commercial insurance and other	31.1	31.5	33.8	35.0	32.7	33.3
Weighted average	27.9	28.1	28.1	28.8	28.2	29.0
Revenues per admission:
Medicare	$41,492	$41,670	$39,828	$41,425	$41,112	$41,483
Medicaid	50,894	46,106	50,344	49,760	49,186	57,594
Medicare Advantage	49,666	49,352	49,814	47,756	49,142	48,908
Medicaid Managed	47,803	48,814	44,321	48,691	47,305	46,740
Commercial insurance and other	64,858	67,679	75,591	80,167	71,743	72,395
Weighted average	46,384	46,736	46,439	47,991	46,882	47,616
Revenues per patient day:
Medicare	$1,628	$1,620	$1,581	$1,601	$1,608	$1,593
Medicaid	1,274	1,266	1,330	1,225	1,274	1,226
Medicare Advantage	1,619	1,593	1,559	1,573	1,587	1,570
Medicaid Managed	1,412	1,410	1,368	1,393	1,393	1,365
Commercial insurance and other	2,084	2,152	2,239	2,293	2,192	2,173
Weighted average	1,662	1,664	1,653	1,666	1,661	1,643
Medicare case mix index (discharged patients only)	1.173	1.182	1.157	1.139	1.163	1.166
Average daily census	4,193	4,046	3,887	4,039	4,040	4,332
Occupancy %	67.3	64.6	62.1	64.5	64.6	69.2

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Operating Data (Continued)

(Unaudited)

	2014 Quarters						First Quarter
	First		Second	Third	Fourth	Year	2015
Kindred at Home:
Home health:
Sites of service (at end of period)		150	146	145	133		415
Revenue mix %:
Medicare		80.8	81.4	81.4	83.1	81.7	80.8
Medicaid		2.6	2.5	2.0	1.0	2.0	2.0
Commercial and other		11.9	10.8	11.3	10.1	11.0	7.7
Commercial paid at episodic rates		4.7	5.3	5.3	5.8	5.3	9.5
Episodic revenues ($ 000s)		$57,426	$58,670	$57,027	$59,004	$232,127	$229,991
Total episodic admissions		10,873	10,220	10,302	10,652	42,047	49,087
Medicare episodic admissions		10,121	9,466	9,543	9,586	38,716	43,173
Total episodes		21,520	21,111	21,151	21,836	85,618	79,895
Episodes per admission		1.98	2.07	2.05	2.05	2.04	1.63
Revenues per episode		$2,669	$2,779	$2,696	$2,702	$2,711	$2,879
Hospice:
Sites of services (at end of period)		35	34	34	29		190
Admissions		917	830	776	925	3,448	8,863
Average length of stay		94	93	97	97		93
Patient days		84,482	80,839	78,915	80,818	325,054	785,819
Revenue per patient day		$153	$154	$154	$155	$154	$152
Average daily census		939	888	858	878	891	12,830
Rehabilitation division:
Hospital rehabilitation services:
Freestanding IRFs:
End of period data:
Number of IRFs		5	5	5	5		16
Number of licensed beds		215	215	215	215		829
Discharges (a)		1,053	1,121	1,004	1,046	4,224	3,806
Occupancy % (a)		71.6	71.6	68.5	69.6	70.3	73.2
Average length of stay (a)		13.2	12.5	13.5	13.2	13.1	13.7
Revenue per discharge (a)		$18,246	$17,519	$18,259	$17,039	$17,757	$19,517
Contract services:
Sites of services (at end of period):
Inpatient rehabilitation units		105	104	102	100		100
LTAC hospitals		121	118	117	117		120
Sub-acute units		10	9	10	10		8
Outpatient units		143	143	139	138		138
		379	374	368	365		366
Revenue per site		$195,157	$201,400	$203,284	$205,749	$805,590	$211,151
Revenue mix %:
Company-operated		31	30	30	31	30	31
Non-affiliated		69	70	70	69	70	69
Skilled nursing rehabilitation services:	$
Sites of service (at end of period)		1,851	1,863	1,896	1,935		1,829
Revenue per site		$137,193	$136,175	$130,133	$130,576	$534,077	$138,106
Revenue mix %:
Company-operated		11	11	12	14	12	15
Non-affiliated		89	89	88	86	88	85

(a)	Excludes non-consolidating IRF.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Operating Data (Continued)

(Unaudited)

	2014 Quarters					First Quarter
	First	Second	Third	Fourth	Year	2015
Nursing center division:
End of period data:
Number of facilities:
Nursing centers:
Owned or leased	85	85	86	86		86
Managed	4	4	4	4		4
Assisted living facilities	6	6	6	7		7
	95	95	96	97		97
Number of licensed beds:
Nursing centers:
Owned or leased	11,018	11,006	11,090	11,050		11,050
Managed	485	485	485	485		485
Assisted living facilities	341	341	341	375		375
	11,844	11,832	11,916	11,910		11,910
Revenue mix %:
Medicare	32.6	32.2	31.4	32.0	32.0	32.8
Medicaid	39.9	39.4	39.7	39.7	39.6	37.8
Medicare Advantage	8.7	8.1	8.7	7.9	8.4	9.0
Medicaid Managed	3.2	3.7	4.7	4.7	4.1	4.7
Private and other	15.6	16.6	15.5	15.7	15.9	15.7
Patient days (a):
Medicare	143,228	142,670	138,158	144,357	568,413	148,396
Medicaid	477,823	469,800	468,832	467,796	1,884,251	447,888
Medicare Advantage	51,407	48,248	52,411	48,366	200,432	55,376
Medicaid Managed	48,422	54,396	69,156	69,243	241,217	71,588
Private and other	140,460	143,658	136,858	142,214	563,190	138,030
	861,340	858,772	865,415	871,976	3,457,503	861,278
Patient day mix % (a):
Medicare	16.6	16.6	16.0	16.6	16.4	17.3
Medicaid	55.5	54.7	54.2	53.7	54.5	52.0
Medicare Advantage	6.0	5.6	6.0	5.5	5.8	6.4
Medicaid Managed	5.6	6.4	8.0	7.9	7.0	8.3
Private and other	16.3	16.7	15.8	16.3	16.3	16.0
Revenues per patient day (a):
Medicare Part A	$554	$553	$553	$560	$555	$567
Total Medicare (including Part B)	597	598	599	602	599	606
Medicaid	219	222	223	230	224	232
Medicaid (net of provider taxes) (b)	197	200	205	211	203	199
Medicare Advantage	445	444	440	445	443	446
Medicaid Managed	176	179	179	184	180	179
Private and other	292	306	299	300	299	312
Weighted average	305	308	305	312	307	319
Average daily census (a)	9,570	9,437	9,407	9,478	9,473	9,570
Admissions (a)	9,789	9,621	9,746	9,616	38,772	10,376
Occupancy % (a)	81.7	80.7	80.1	80.5	80.7	81.3
Medicare average length of stay (a)	29.6	29.8	29.9	29.0	29.6	28.9

(a)	Excludes managed facilities.
(b)	Provider taxes are recorded in other operating expenses for all periods presented.

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

The following table provides information as of March 31, 2015 about the Company’s financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted average interest rates by expected maturity date.

Interest Rate Sensitivity

Principal (Notional) Amount by Expected Maturity

Average Interest Rate

(Dollars in thousands)

	Expected maturities								Fair value 3/31/15
	2015	2016	2017	2018	2019	Thereafter		Total
Liabilities:
Long-term debt, including amounts due within one year:
Fixed rate:
Notes due 2020	$–	$–	$–	$–	$–		$750,000	$750,000	$806,700
Notes due 2022	–	–	–	–	–		500,000	500,000	499,400
Notes due 2023	–	–	–	–	–		600,000	600,000	658,500
Mandatory Redeemable Preferred Stock	8,109	11,514	12,372	–	–		–	31,995	36,457
Other	2,264	507	215	–	–		–	2,986	2,986	(a)
	$10,373	$12,021	$12,587	$–	$–		$1,850,000	$1,884,981	$2,004,043
Average interest rate	6.5%	7.0%	7.2%				7.8%
Variable rate:
ABL Facility (b)	$–	$–	$–	$–	$197,400	$	−	$197,400	$197,400
Term Loan Facility (c,d)	12,010	12,010	12,010	12,010	12,010		1,134,950	1,195,000	1,199,063
Other (e)	4,662	–	–	–	–		–	4,662	4,662
	$16,672	$12,010	$12,010	$12,010	$209,410		$1,134,950	$1,397,062	$1,401,125

(a)	Calculated based upon the net present value of future principal and interest payments using an average interest rate of 3.6%.
(b)

Interest on borrowings under the Company’s ABL Facility is payable at a rate per annum equal to the applicable margin plus, at the Company’s option, either: (1) LIBOR determined by reference to the costs of funds for Eurodollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, or (2) a base rate determined by reference to the highest of: (a) the prime rate of JPMorgan Chase Bank, N.A., (b) the federal funds effective rate plus one-half of 1.00% and (c) LIBOR as described in subclause (1) plus 1.00%. At March 31, 2015, the applicable margin for borrowings under the ABL Facility was 2.00% with respect to LIBOR borrowings and 1.00% with respect to base rate borrowings. The applicable margin is subject to adjustment each fiscal quarter, based upon average historical excess availability during the preceding quarter.

(c)

Interest on borrowings under the Term Loan Facility is payable at a rate per annum equal to an applicable margin plus, at the Company’s option, either: (1) LIBOR determined by reference to the costs of funds for Eurodollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, or (2) a base rate determined by reference to the highest of: (a) the prime rate of JPMorgan Chase Bank, N.A., (b) the federal funds effective rate plus one-half of 1.00% and (c) LIBOR described in subclause (1) plus 1.00%. LIBOR is subject to an interest rate floor of 1.00%. The applicable margin for borrowings under the Term Loan Facility is 3.25% with respect to LIBOR borrowings and 2.25% with respect to base rate borrowings. The expected maturities for the Term Loan Facility excluded the original issue discount of approximately $7 million.

(d)

In December 2011, the Company entered into two interest rate swap agreements to hedge its floating interest rate on an aggregate of $225 million of debt outstanding on the Prior Term Loan Facility. The interest rate swaps had an effective date of January 9, 2012, and expire on January 11, 2016. The Company is required to make payments based upon a fixed interest rate of 1.8925% calculated on the notional amount of $225 million. In exchange, the Company will receive interest on $225 million at a variable interest rate that is based upon the three-month LIBOR, subject to a minimum rate of 1.5%. In March 2014, the Company entered into an additional interest rate swap agreement to hedge its floating interest rate on an aggregate of $400 million of debt outstanding under the Term Loan Facility. On April 8, 2014, the Company completed a novation of a portion of its $400 million swap agreement to two new counterparties, each in the amount of $125 million. The original swap contract was not amended, terminated or otherwise modified. The interest rate swap had an effective date of April 9, 2014, and will expire on April 9, 2018. The Company is required to make payments based upon a fixed interest rate of 1.867% calculated on the notional amount of $400 million. In exchange, the Company will receive interest on $400 million at a variable interest rate that is based upon the three-month LIBOR, subject to a minimum rate of 1.0%.

(e)	Interest based upon LIBOR plus 4% for one debt instrument and prime less 0.5% for another debt instrument.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures and Changes in Internal Control Over Financial Reporting

The Company has carried out an evaluation under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2015, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports that the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

Except as described below with respect to the status of the integration of Gentiva, there has been no change in the Company’s internal control over financial reporting during the Company’s quarter ended March 31, 2015, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

On February 2, 2015, the Company completed the Gentiva Merger. The Company is in the process of integrating Gentiva into the Company’s existing internal control environment. As permitted by the SEC, the Company expects to exclude Gentiva from the assessment of internal control over financial reporting as of December 31, 2015.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

The Company provides services in a highly regulated industry and is a party to various legal actions and regulatory and other governmental and internal audits and investigations in the ordinary course of business (including investigations resulting from the Company’s obligation to self-report suspected violations of law by the Company). The Company cannot predict the ultimate outcome of pending litigation and regulatory and other governmental and internal audits and investigations. The DOJ, CMS or other federal and state enforcement and regulatory agencies may conduct additional investigations related to the Company’s businesses in the future. These matters could potentially subject the Company to sanctions, damages, recoupments, fines and other penalties (some of which may not be covered by insurance), which may, either individually or in the aggregate, have a material adverse effect on the Company’s business, financial position, results of operations and liquidity. See note 15 of the notes to unaudited condensed consolidated financial statements for a description of pending legal proceedings, governmental reviews, audits and investigation to which the Company is subject.

RehabCare investigation

The Company has responded to extensive document subpoenas and requests for employee interviews from the U.S. Attorney’s Office in Boston, Massachusetts concerning the operations of RehabCare, a therapy services company acquired by the Company on June 1, 2011. The DOJ asserts, among other things, that rehabilitation therapy services provided to patients in skilled nursing centers were not delivered or billed in accordance with Medicare requirements (including violations of the federal False Claims Act), and that there may have been questionable financial arrangements between RehabCare and a vendor and certain skilled nursing facility customers (including possible violations of the federal Anti-Kickback Statute). The Company has been cooperating fully with the DOJ investigation. The Company is engaged in active discussions with the DOJ in an effort to find a mutually acceptable resolution to this investigation. Based on the progress of those settlement discussions beginning in mid-March and into the second quarter of 2015, the Company has accrued an estimated loss contingency reserve of $95 million in the first quarter of 2015. In the event the Company is able to reach a mutually agreeable settlement with the DOJ, the Company estimates that the financial component of such a settlement could range from $95 million to $125 million. The Company has accrued the estimated loss contingency at the minimum of the estimated range, in accordance with GAAP, as no amount within that range is a better estimate than any other amount. No tax benefit related to the loss contingency reserve was recorded in the first quarter of 2015 as it is not possible to determine tax deductibility. In the event a settlement cannot be reached, the amount of possible loss in excess of the Company’s accrual cannot be estimated at this time and such loss could have a material adverse effect on the Company’s business, financial position, results of operations and liquidity. The discussions are ongoing, and until they are concluded, there can be no certainty about the timing or likelihood of a definitive resolution, the scope of any potential restrictions that may be agreed upon in connection with a settlement or the cost of a final settlement.

PART II.  OTHER INFORMATION (Continued)

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total number of shares (or units) purchased (a)	Average price paid per share (or unit) (b)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
Month #1 (January 1 – January 31)	437	$18.96	–	$–
Month #2 (February 1 – February 28)	92,101	19.19	–	–
Month #3 (March 1 – March 31)	222,984	23.77	–	–
Total	315,522	$22.43	–	$–

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

PART II.  OTHER INFORMATION (Continued)

Item 6. Exhibits

Exhibit number	Description of document

3.1

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

4.2

First Supplemental Indenture, dated as of February 2, 2015, among Kindred Healthcare, Inc., the Subsidiary Guarantors party thereto and Wells Fargo Bank, National Association, as trustee (2020 Notes) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 3, 2015 (Comm. File No. 001-14057)).

4.3

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

4.5

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

10.2

Employment Agreement dated January 26, 2015 and effective as of February 2, 2015 by and between Kindred Healthcare Operating, Inc. and Kent H. Wallace (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 27, 2015 (Comm. File No. 001-14057)).

10.3

Change-in-Control Severance Agreement dated January 26, 2015 and effective as of February 2, 2015 by and between Kindred Healthcare Operating, Inc. and Kent H. Wallace (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 27, 2015 (Comm. File No. 001-14057)).

10.4

Amended and Restated Employment Agreement dated as of February 1, 2015 by and between Kindred Healthcare Operating, Inc. and David A. Causby (incorporated by reference to Exhibit 10.40 to the Company’s Form 10-K for the year ended December 31, 2014 (Comm. File No. 001-14057)).

10.5

Gentiva Health Services, Inc. 2004 Equity Incentive Plan, Amended and Restated (incorporated by reference to Exhibit 4.5 to Kindred’s Registration Statement on Form S-8 dated February 2, 2015 (Comm. File No. 333-201831)).

10.6

Amendment No. 1 to the Gentiva Health Services, Inc. 2004 Equity Incentive Plan, Amended and Restated (incorporated by reference to Exhibit 4.6 to Kindred’s Registration Statement on Form S-8 dated February 2, 2015 (Comm. File No. 333-201831)).

10.7

Amendment No. 2 to the Gentiva Health Services, Inc. 2004 Equity Incentive Plan, Amended and Restated (incorporated by reference to Exhibit 4.7 to Kindred’s Registration Statement on Form S-8 dated February 2, 2015 (Comm. File No. 333-201831)).

10.8

Amendment No. 3 to the Gentiva Health Services, Inc. 2004 Equity Incentive Plan, Amended and Restated (incorporated by reference to Exhibit 4.8 to Kindred’s Registration Statement on Form S-8 dated February 2, 2015 (Comm. File No. 333-201831)).

10.9	Kindred 2011 Stock Incentive Plan, Amended and Restated.

PART II.  OTHER INFORMATION (Continued)

Exhibit number	Description of document
10.10

Employment Agreement dated as of March 5, 2015 by and between Kindred Healthcare Operating, Inc. and Patricia Henry (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 6, 2015 (Comm. File No. 001-14057)).

10.11*

Incremental Term Loan Amendment dated as of March 10, 2015, by and among Kindred Healthcare, Inc., the Incremental Term Lenders, the other Credit Parties and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 10, 2015 (Comm. File No. 001-14057)).

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

KINDRED HEALTHCARE, INC.
Date: May 8, 2015	/S/ Benjamin A. Breier
Benjamin A. Breier
President and Chief Executive Officer
Date: May 8, 2015	/S/ Stephen D. Farber
Stephen D. Farber
Executive Vice President, Chief Financial Officer