Form 10-Q
period 2015-06-30
KINDRED HEALTHCARE, INC
filed 2015-08-07
CIK 1060009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at July 31, 2015
Common stock, $0.25 par value	83,876,488 shares

1 of 83

KINDRED HEALTHCARE, INC.

FORM 10-Q

INDEX

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited):
	Condensed Consolidated Statement of Operations – for the three months ended June 30, 2015 and 2014 and for the six months ended June 30, 2015 and 2014	3
	Condensed Consolidated Statement of Comprehensive Income (Loss) – for the three months ended June 30, 2015 and 2014 and for the six months ended June 30, 2015 and 2014	4
	Condensed Consolidated Balance Sheet – June 30, 2015 and December 31, 2014	5
	Condensed Consolidated Statement of Cash Flows – for the three months ended June 30, 2015 and 2014 and for the six months ended June 30, 2015 and 2014	6
	Notes to Condensed Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	45
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	79
Item 4.	Controls and Procedures	80
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	81
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	81
Item 6.	Exhibits	82

KINDRED HEALTHCARE, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three months ended June 30,		Six months ended
			June 30,
	2015	2014	2015	2014

Revenues	$1,833,475	$1,261,397	$3,509,442	$2,534,007
Salaries, wages and benefits	935,687	606,095	1,782,780	1,224,789
Supplies	98,237	71,585	191,508	144,550
Rent	96,402	77,699	188,542	156,229
Other operating expenses	212,117	172,674	409,844	342,204
General and administrative expenses (exclusive of depreciation and amortization expense included below)	334,805	244,746	740,907	476,018
Other income	(569)	(122)	(1,049)	(334)
Litigation contingency expense	3,925	4,600	98,925	4,600
Impairment charges	−	−	6,726	−
Depreciation and amortization	38,625	39,172	77,560	78,264
Interest expense	57,170	80,530	119,688	106,329
Investment income	(1,030)	(2,449)	(1,771)	(2,631)
	1,775,369	1,294,530	3,613,660	2,530,018
Income (loss) from continuing operations before income taxes	58,106	(33,133)	(104,218)	3,989
Provision (benefit) for income taxes	24,396	(12,683)	(3,340)	1,512
Income (loss) from continuing operations	33,710	(20,450)	(100,878)	2,477
Discontinued operations, net of income taxes:
Loss from operations	(589)	(8,768)	(4,013)	(16,210)
Gain (loss) on divestiture of operations	983	(2,018)	983	(5,024)
Income (loss) from discontinued operations	394	(10,786)	(3,030)	(21,234)
Net income (loss)	34,104	(31,236)	(103,908)	(18,757)
(Earnings) loss attributable to noncontrolling interests:
Continuing operations	(11,735)	(4,828)	(20,582)	(9,357)
Discontinued operations	2	253	31	323
	(11,733)	(4,575)	(20,551)	(9,034)
Income (loss) attributable to Kindred	$22,371	$(35,811)	$(124,459)	$(27,791)
Amounts attributable to Kindred stockholders:
Income (loss) from continuing operations	$21,975	$(25,278)	$(121,460)	$(6,880)
Income (loss) from discontinued operations	396	(10,533)	(2,999)	(20,911)
Net income (loss)	$22,371	$(35,811)	$(124,459)	$(27,791)
Earnings (loss) per common share:
Basic:
Income (loss) from continuing operations	$0.25	$(0.47)	$(1.47)	$(0.13)
Discontinued operations:
Loss from operations	(0.01)	(0.16)	(0.05)	(0.30)
Gain (loss) on divestiture of operations	0.01	(0.04)	0.01	(0.09)
Income (loss) from discontinued operations	−	(0.20)	(0.04)	(0.39)
Net income (loss)	$0.25	$(0.67)	$(1.51)	$(0.52)
Diluted:
Income (loss) from continuing operations	$0.25	$(0.47)	$(1.47)	$(0.13)
Discontinued operations:
Loss from operations	(0.01)	(0.16)	(0.05)	(0.30)
Gain (loss) on divestiture of operations	0.01	(0.04)	0.01	(0.09)
Income (loss) from discontinued operations	−	(0.20)	(0.04)	(0.39)
Net income (loss)	$0.25	$(0.67)	$(1.51)	$(0.52)
Shares used in computing earnings (loss) per common share:
Basic	86,045	53,714	82,828	53,180
Diluted	86,402	53,714	82,828	53,180
Cash dividends declared and paid per common share	$0.12	$0.12	$0.24	$0.24

See accompanying notes.

KINDRED HEALTHCARE, INC.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Net income (loss)	$34,104	$(31,236)	$(103,908)	$(18,757)
Other comprehensive income (loss):
Available-for-sale securities (Note 9):
Change in unrealized investment gains (losses)	(144)	347	137	484
Reclassification of (gains) losses realized in net income (loss)	5	(2,095)	−	(2,103)
Net change	(139)	(1,748)	137	(1,619)
Interest rate swaps (Note 1):
Change in unrealized gains (losses)	728	(1,966)	(1,264)	(3,046)
Reclassification of ineffectiveness realized in net income (loss)	32	52	29	84
Reclassification of (gains) losses realized in net income (loss), net of payments	12	802	(12)	797
Net change	772	(1,112)	(1,247)	(2,165)
Income tax expense (benefit) related to items of other comprehensive income (loss)	(237)	1,358	450	1,737
Other comprehensive income (loss)	396	(1,502)	(660)	(2,047)
Comprehensive income (loss)	34,500	(32,738)	(104,568)	(20,804)
Earnings attributable to noncontrolling interests	(11,733)	(4,575)	(20,551)	(9,034)
Comprehensive income (loss) attributable to Kindred	$22,767	$(37,313)	$(125,119)	$(29,838)

See accompanying notes.

KINDRED HEALTHCARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

(In thousands, except per share amounts)

	June 30,	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$119,536	$164,188
Insurance subsidiary investments	104,534	99,951
Accounts receivable less allowance for loss of $52,441 – June 30, 2015 and $52,855 – December 31, 2014	1,253,218	944,219
Inventories	27,120	25,702
Deferred tax assets	92,786	82,391
Income taxes	15,996	8,575
Interest deposit on senior unsecured notes held in escrow	−	23,438
Other	78,172	41,598
	1,691,362	1,390,062

Property and equipment	2,084,349	1,978,153
Accumulated depreciation	(1,134,817)	(1,076,049)
	949,532	902,104

Goodwill	2,643,328	997,597
Intangible assets less accumulated amortization of $80,759 – June 30, 2015 and $68,043 – December 31, 2014	799,902	400,700
Assets held for sale	2,384	3,475
Insurance subsidiary investments	198,410	166,045
Deferred tax assets	−	11,174
Proceeds from senior unsecured notes held in escrow	−	1,350,000
Acquisition deposit	−	195,000
Other	321,009	236,807
Total assets (a)	$6,605,927	$5,652,964
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$183,843	$175,725
Salaries, wages and other compensation	467,693	358,857
Due to third party payors	44,490	43,957
Professional liability risks	61,550	64,137
Other accrued liabilities	347,230	189,980
Long-term debt due within one year	32,354	24,607
	1,137,160	857,263

Long-term debt	3,222,443	2,852,531
Professional liability risks	267,503	243,614
Deferred tax liabilities	8,422	−
Deferred credits and other liabilities	298,124	213,584

Commitments and contingencies (Note 12)

Equity:
Stockholders' equity:
Common stock, $0.25 par value; authorized 175,000 shares; issued 83,693 shares – June 30, 2015 and 69,977 shares – December 31, 2014	20,923	17,494
Capital in excess of par value	1,747,585	1,586,692
Accumulated other comprehensive loss	(3,211)	(2,551)
Accumulated deficit	(286,357)	(159,768)
	1,478,940	1,441,867
Noncontrolling interests	193,335	44,105
Total equity	1,672,275	1,485,972
Total liabilities (a) and equity	$6,605,927	$5,652,964

(a)

The Company’s consolidated assets as of June 30, 2015 include total assets of variable interest entities of $367.1 million, which can only be used to settle the obligations of the variable interest entities. The Company’s consolidated liabilities as of June 30, 2015 include total liabilities of variable interest entities of $32.0 million. See note 1 of the notes to unaudited condensed consolidated financial statements.

See accompanying notes.

KINDRED HEALTHCARE, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(In thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Cash flows from operating activities:
Net income (loss)	$34,104	$(31,236)	$(103,908)	$(18,757)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	38,849	40,922	77,926	82,226
Amortization of stock-based compensation costs	6,746	6,378	12,570	8,963
Amortization of deferred financing costs	3,539	16,832	6,601	19,229
Payment of capitalized lender fees related to debt issuance	−	(19,125)	(28,012)	(19,125)
Provision for doubtful accounts	10,511	12,133	18,803	20,893
Deferred income taxes	21,130	17,528	(4,450)	21,503
Impairment charges	−	220	6,726	664
(Gain) loss on divestiture of discontinued operations	(983)	2,018	(983)	5,024
Other	4,975	70	6,972	2,114
Change in operating assets and liabilities:
Accounts receivable	(7,733)	(41,066)	(39,389)	(112,895)
Inventories and other assets	(17,608)	(3,769)	35,414	(9,987)
Accounts payable	(12,900)	(5,425)	(12,435)	(18,877)
Income taxes	1,923	(40,476)	(3,845)	(11,063)
Due to third party payors	(3,554)	(12,354)	(18,973)	(14,367)
Other accrued liabilities	21,380	7,387	7,760	(21,262)
Net cash provided by (used in) operating activities	100,379	(49,963)	(39,223)	(65,717)
Cash flows from investing activities:
Routine capital expenditures	(24,500)	(24,485)	(45,269)	(46,162)
Development capital expenditures	(518)	(372)	(6,306)	(1,123)
Acquisitions, net of cash acquired	(2,684)	(1,383)	(661,755)	(24,098)
Acquisition deposit	−	−	195,000	−
Sale of assets	2,229	8,927	3,177	13,961
Proceeds from senior unsecured notes offering held in escrow	−	−	1,350,000	−
Interest in escrow for senior unsecured notes	−	−	23,438	−
Purchase of insurance subsidiary investments	(16,911)	(13,179)	(42,829)	(23,293)
Sale of insurance subsidiary investments	12,764	17,758	34,793	26,520
Net change in insurance subsidiary cash and cash equivalents	(5,205)	(4,957)	(5,763)	(11,556)
Change in other investments	175	70	199	710
Other	(798)	17	(793)	(534)
Net cash provided by (used in) investing activities	(35,448)	(17,604)	843,892	(65,575)
Cash flows from financing activities:
Proceeds from borrowings under revolving credit	347,700	648,315	1,155,150	1,157,015
Repayment of borrowings under revolving credit	(360,100)	(943,715)	(970,150)	(1,369,515)
Proceeds from issuance of term loan, net of discount	−	997,500	199,000	997,500
Proceeds from issuance of senior unsecured notes	−	500,000	−	500,000
Repayment of Gentiva debt	−	−	(1,177,363)	−
Repayment of senior unsecured notes	−	(550,000)	−	(550,000)
Repayment of term loan	(6,005)	(781,594)	(6,005)	(783,563)
Repayment of other long-term debt	(459)	(67)	(900)	(157)
Payment of deferred financing costs	(445)	(2,378)	(2,983)	(2,648)
Equity offering, net of offering costs	−	203,977	−	203,977
Issuance of common stock in connection with employee benefit plans	139	883	205	4,687
Payment of costs associated with issuance of common stock and tangible equity units	−	−	(915)	−
Payment of dividend for mandatory redeemable preferred stock	(2,654)	−	(5,432)	−
Dividends paid	(10,027)	(6,572)	(20,002)	(13,086)
Distributions to noncontrolling interests	(10,119)	(2,662)	(21,138)	(5,595)
Other	50	248	1,212	2,121
Net cash provided by (used in) financing activities	(41,920)	63,935	(849,321)	140,736
Change in cash and cash equivalents	23,011	(3,632)	(44,652)	9,444
Cash and cash equivalents at beginning of period	96,525	49,048	164,188	35,972
Cash and cash equivalents at end of period	$119,536	$45,416	$119,536	$45,416
Supplemental information:
Interest payments	$31,640	$68,065	$66,450	$79,666
Income tax payments (refunds)	909	4,329	1,139	(21,565)
Issuance of common stock in Gentiva Merger (see Note 2)	2,353	−	177,441	−

See accompanying notes.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

Business

Kindred Healthcare, Inc. is a healthcare services company that through its subsidiaries operates transitional care (“TC”) hospitals, a home health, hospice and community care business, inpatient rehabilitation hospitals (“IRFs”), a contract rehabilitation services business, nursing centers and assisted living facilities across the United States (collectively, the “Company” or “Kindred”). At June 30, 2015, the Company’s hospital division operated 96 TC hospitals (certified as long-term acute care (“LTAC”) hospitals under the Medicare program) in 22 states. The Company’s Kindred at Home division (formerly known as the care management division) primarily provided home health, hospice and community care services from 656 sites of service in 41 states. The Company’s rehabilitation division (now known as Kindred Rehabilitation Services) provided rehabilitation services primarily in hospitals and long-term care settings and operated 16 IRFs. The Company’s nursing center division operated 90 nursing centers and seven assisted living facilities in 18 states.

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

Discontinued operations

The Company has completed several transactions related to the divestiture or planned divestiture of unprofitable hospitals and nursing centers to improve its future operating results. For accounting purposes, the operating results of these businesses and the gains, losses or impairments associated with these transactions were classified as discontinued operations in the accompanying unaudited condensed consolidated statement of operations for all periods presented in accordance with the authoritative guidance in effect through December 31, 2014. Effective January 1, 2015, the authoritative guidance modified the requirements for reporting discontinued operations. A disposal is now required to be reported in discontinued operations only if the disposal represents a strategic shift that has (or will have) a major effect on the Company’s operations and financial results.

Assets held for sale at June 30, 2015 have been measured at the lower of carrying value or estimated fair value less costs of disposal and have been classified as held for sale in the accompanying unaudited condensed consolidated balance sheet. See Note 4 for a summary of discontinued operations.

Recently issued accounting requirements

In April 2015, the Financial Accounting Standards Board (the “FASB”) issued authoritative guidance on accounting for fees paid in a cloud computing arrangement. The new provisions will help entities determine whether a cloud computing arrangement contains a software license that should be accounted for as internal-use software and capitalized or as a service contract. For public companies, the new standard is effective for annual periods, including interim periods, beginning after December 15, 2015. Early adoption is permitted and transition may be elected retrospectively or prospectively. The Company is still assessing this guidance.

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

In May 2014, the FASB issued authoritative guidance which changes the requirements for recognizing revenue when entities enter into contracts with customers. Under the new provisions, an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. It also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In July 2015, the FASB finalized a one year deferral of the new revenue standard with an updated effective date for annual and interim periods beginning on or after December 15, 2017. Entities are not permitted to adopt the standard earlier than the original effective date, which was on or after December 15, 2016. The Company is still assessing this guidance.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION (Continued)

Equity

The following table sets forth the changes in equity attributable to noncontrolling interests and equity attributable to Kindred stockholders for the six months ended June 30, 2015 and 2014 (in thousands):

For the six months ended June 30, 2015:	Amounts attributable to Kindred stockholders	Noncontrolling interests	Total equity
Balance at December 31, 2014	$1,441,867	$44,105	$1,485,972
Comprehensive income (loss):
Net income (loss)	(124,459)	20,551	(103,908)
Other comprehensive loss	(660)	–	(660)
	(125,119)	20,551	(104,568)
Issuance of common stock in connection with employee benefit plans	205	–	205
Shares tendered by employees for statutory tax withholdings upon issuance of common stock	(7,357)	–	(7,357)
Income tax provision in connection with the issuance of common stock under employee benefit plans	(665)	–	(665)
Stock-based compensation amortization	12,570	–	12,570
Dividends paid	(20,002)	–	(20,002)
Acquired noncontrolling interests	–	149,817	149,817
Distributions to noncontrolling interests	–	(21,138)	(21,138)
Issuance of common stock in Gentiva Merger	177,441	–	177,441
Balance at June 30, 2015	$1,478,940	$193,335	$1,672,275
For the six months ended June 30, 2014:
Balance at December 31, 2013	$1,082,657	$38,559	$1,121,216
Comprehensive income (loss):
Net income (loss)	(27,791)	9,034	(18,757)
Other comprehensive loss	(2,047)	–	(2,047)
	(29,838)	9,034	(20,804)
Issuance of common stock in connection with employee benefit plans	4,687	–	4,687
Shares tendered by employees for statutory tax withholdings upon issuance of common stock	(5,790)	–	(5,790)
Income tax benefit in connection with the issuance of common stock under employee benefit plans	1,311	–	1,311
Stock-based compensation amortization	8,963	–	8,963
Equity offering, net of offering costs	203,977	–	203,977
Dividends paid	(13,086)	–	(13,086)
Contribution made by noncontrolling interests	–	833	833
Distributions to noncontrolling interests	–	(5,595)	(5,595)
Balance at June 30, 2014	$1,252,881	$42,831	$1,295,712

Property and equipment

Beginning January 1, 2015, the Company changed the estimated useful life of certain technology and medical equipment based upon a detailed review of actual utilization. The change in estimate extended the expected useful life by two to three years depending on the equipment category and has been accounted for prospectively. The impact from this change in accounting estimate was an increase to income (loss) from continuing operations before income taxes of approximately $4 million ($2 million net of income taxes) in the second quarter of 2015 and approximately $8 million ($5 million net of income taxes) for the six months ended June 30, 2015.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION (Continued)

Derivative financial instruments

In December 2011, the Company entered into two interest rate swap agreements to hedge its floating interest rate on an aggregate of $225 million of debt outstanding under its senior secured term loan facility (the “Prior Term Loan Facility”) entered into in June 2011. The interest rate swaps had an effective date of January 9, 2012, and will expire on January 11, 2016. The Company is required to make payments based upon a fixed interest rate of 1.8925% calculated on the notional amount of $225 million. In exchange, the Company will receive interest on $225 million at a variable interest rate that is based upon the three-month London Interbank Offered Rate (“LIBOR”), subject to a minimum rate of 1.5%. The Company determined these interest rate swaps continue to qualify for cash flow hedge accounting treatment at June 30, 2015. However, an amendment to the Prior Term Loan Facility completed in May 2013 reduced the LIBOR floor from 1.5% to 1.0%, therefore some partial ineffectiveness will result through the expiration of the interest rate swap agreements.

In March 2014, the Company entered into an additional interest rate swap agreement to hedge its floating interest rate on an aggregate of $400 million of debt outstanding under the Term Loan Facility (as defined in Note 10). On April 8, 2014, the Company completed a novation of a portion of its $400 million swap agreement to two new counterparties, each in the amount of $125 million. The original swap contract was not amended, terminated or otherwise modified. The interest rate swap had an effective date of April 9, 2014 and will expire on April 9, 2018 and continues to apply to the Term Loan Facility. The Company is required to make payments based upon a fixed interest rate of 1.867% calculated on the notional amount of $400 million. In exchange, the Company will receive interest on $400 million at a variable interest rate that is based upon the three-month LIBOR, subject to a minimum rate of 1.0%. The Company determined this interest rate swap continues to qualify for cash flow hedge accounting treatment at June 30, 2015.

The Company records the effective portion of the gain or loss on these derivative financial instruments in accumulated other comprehensive income (loss) as a component of stockholders’ equity and records the ineffective portion of the gain or loss on these derivative financial instruments as interest expense. For the three months and six months ended June 30, 2015 and 2014, the ineffectiveness related to the interest rate swaps was immaterial.

The aggregate fair value of the interest rate swaps recorded in other accrued liabilities was $4.9 million and $3.7 million at June 30, 2015 and December 31, 2014, respectively. See Note 13.

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

In January 2015, the Company completed the acquisition of Centerre Healthcare Corporation (“Centerre”), which operated 11 IRFs. Each entity operating one of the IRFs is subject to a partnership and a management services agreement with the Company. Under GAAP, the Company determined that all of the entities acquired qualify as VIEs and that the Company is the primary beneficiary in all but one arrangement. The Company holds an equity interest and acts as manager in each of the entities. Through the management services agreement, the Company is delegated necessary responsibilities to provide management services, administrative services and direction of the day-to-day operations. Based on the Company’s assessment of the most significant activities of the IRFs, the manager has the ability to direct the majority of those activities in ten of the entities.

The analysis upon which the consolidation determination rests is complex, involves uncertainties, and requires significant judgment on various matters, some of which could be subject to different interpretations.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION (Continued)

Variable interest entities (Continued)

The carrying amounts and classifications of the assets and liabilities of the consolidated VIEs as of June 30, 2015 are as follows (in thousands):

Assets:
Current assets:
Cash and cash equivalents	$31,972
Accounts receivable, net	31,303
Inventories	1,459
Other	3,938
68,672
Property and equipment, net	13,989
Goodwill	261,278
Intangible assets, net	23,093
Other	49
Total assets	$367,081
Liabilities:
Current liabilities:
Accounts payable	$17,111
Salaries, wages and other compensation	2,512
Other accrued liabilities	3,738
Long-term debt due within one year	2,851
26,212
Long-term debt	1,798
Deferred credits and other liabilities	3,972
Total liabilities	$31,982

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

At the effective time of the Gentiva Merger, each share of common stock, par value $0.10 per share, of Gentiva (“Gentiva Common Stock”) issued and outstanding immediately prior to the effective time of the Gentiva Merger (other than shares held by Kindred, Gentiva and any wholly owned subsidiaries (which were cancelled) and shares owned by stockholders who properly exercised and perfected a demand for appraisal rights under Delaware law), including each deferred share unit, were converted into the right to receive (i) $14.50 in cash (the “Cash Consideration”), without interest, and (ii) 0.257 of a validly issued, fully paid and nonassessable share of Kindred common stock, par value $0.25 per share (the “Stock Consideration”). Kindred issued 9.7 million shares of common stock as the Stock Consideration. The purchase price totaled $722.3 million and was comprised of $544.8 million of Cash Consideration and $177.5 million of Stock Consideration. The Company also assumed $1.2 billion of long-term debt, which was paid off upon consummation of the Gentiva Merger.

The Company used the net proceeds from the Financing Transactions (as defined in Note 10), to fund the Cash Consideration for the Gentiva Merger, repay Gentiva’s existing debt and pay related transaction fees and expenses.

Operating results in the second quarter of 2015 included transaction and integration costs totaling $2.0 million, retention and severance costs totaling $2.4 million and a lease termination charge of $0.2 million related to the Gentiva Merger. Operating results for the six months ended June 30, 2015 included transaction and integration costs totaling $34.1 million, retention and severance costs totaling $56.9 million, a lease termination charge of $0.8 million and financing costs totaling $23.4 million related to the Gentiva Merger. Operating results in both the second quarter of 2014 and for the six months ended June 30, 2014 included transaction costs totaling $2.1 million related to the Gentiva Merger. Transaction, integration, retention and severance costs were recorded as general and administrative expenses, the lease termination charge was recorded as rent expense and financing costs were recorded as general and administrative expenses ($6.0 million) and as interest expense ($17.4 million).

As of December 31, 2014, Gentiva provided home health services, hospice services and community care services serving patients through approximately 491 locations in 40 states.

Purchase price allocation

The Gentiva Merger purchase price of $722.3 million was allocated on a preliminary basis to the estimated fair value of the tangible and intangible assets, and goodwill. During the second quarter of 2015, Kindred received approximately $10 million in cash related to a settlement of an escrow account from a prior Gentiva acquisition, which resulted in an increase to other current assets.

The following is the preliminary Gentiva Merger purchase price allocation (in thousands):

Cash and cash equivalents	$64,695
Accounts receivable	258,438
Deferred tax assets	28,483
Other current assets	64,195
Property and equipment	46,860
Identifiable intangible assets:
Certificates of need (indefinite life)	255,660
Medicare certifications (indefinite life)	103,080
Trade names (indefinite life)	22,200
Trade name	15,600
Non-compete agreements	1,820
Leasehold interests	1,439
Total identifiable intangible assets	399,799
Other assets	133,240
Current portion of long-term debt	(53,075)
Accounts payable and other current liabilities	(289,002)
Long-term debt, less current portion	(1,124,288)
Deferred tax liabilities	(47,748)
Other liabilities	(130,739)
Noncontrolling interests	(3,992)
Total identifiable net assets	(653,134)
Goodwill	1,375,400
Net assets	$722,266

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 2 – GENTIVA MERGER (Continued)

Purchase price allocation (Continued)

The preliminary fair value allocation was measured primarily using a discounted cash flows methodology, which is considered a Level 3 input (as described in Note 13).

The value of gross contractual accounts receivable before determining uncollectable amounts totaled $272.3 million. Accounts estimated to be uncollectable totaled $13.9 million.

The weighted average life of the definite lived intangible assets consisting primarily of a trade name is three years.

The aggregate goodwill arising from the Gentiva Merger is based upon the expected future cash flows of the Gentiva operations, which reflect both growth expectations and cost savings from combining the operations of the Company and Gentiva. Goodwill is not amortized and is not deductible for income tax purposes. Goodwill was preliminarily assigned to the Company’s home health reporting unit ($603.8 million), hospice reporting unit ($606.8 million) and community care reporting unit ($164.8 million).

The unaudited pro forma net effect of the Gentiva Merger assuming the acquisition occurred as of January 1, 2014 is as follows (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Revenues	$1,833,475	$1,759,437	$3,671,141	$3,519,552
Income (loss) from continuing operations attributable to Kindred	25,011	14,369	(9,768)	(46,054)
Income (loss) attributable to Kindred	25,407	3,836	(12,767)	(66,965)
Earnings (loss) per common share:
Basic:
Income (loss) from continuing operations	0.29	0.16	(0.11)	(0.54)
Net income (loss)	0.29	0.04	(0.15)	(0.78)
Diluted:
Income (loss) from continuing operations	0.29	0.16	(0.11)	(0.54)
Net income (loss)	0.29	0.04	(0.15)	(0.78)

The unaudited pro forma financial data has been derived by combining the historical financial results of the Company and the operations acquired in the Gentiva Merger for the periods presented. The unaudited pro forma financial data includes transaction, integration, retention and severance costs, a lease termination charge and financing costs totaling $132.2 million incurred by both the Company and Gentiva in connection with the Gentiva Merger. These costs have been eliminated from the results of operations for 2015 and have been reflected as expenses incurred as of January 1, 2014 for purposes of the pro forma financial presentation. Revenues and earnings before interest, income taxes, transaction, integration, retention and severance costs associated with Gentiva aggregated $520.1 million and $64.7 million, respectively, in the second quarter of 2015 and $855.0 million and $101.2 million, respectively, since the date of the Gentiva Merger.

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

During the second quarter of 2015, the Company acquired a home-based primary care practice for $8.0 million and another home-based primary care practice was acquired during the six months ended June 30, 2015 for $4.1 million.

On January 1, 2015, the Company completed the acquisition of Centerre for a purchase price of approximately $195 million in cash (the “Centerre Acquisition”). During the second quarter of 2015, the Company paid approximately $4 million in cash for a working capital settlement. Centerre operated 11 IRFs with 614 beds through partnerships.

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

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 4 – DISCONTINUED OPERATIONS

In accordance with the authoritative guidance for the impairment or disposal of long-lived assets, the divestitures or planned divestiture of unprofitable businesses discussed in Note 1 has been accounted for as discontinued operations. Accordingly, the results of operations of these businesses for all periods presented and the gains, losses or impairments associated with these transactions have been classified as discontinued operations, net of income taxes, in the accompanying unaudited condensed consolidated statement of operations based upon the authoritative guidance which was in effect through December 31, 2014. Effective January 1, 2015, the authoritative guidance modified the requirements for reporting discontinued operations. A disposal is now required to be reported in discontinued operations only if the disposal represents a strategic shift that has (or will have) a major effect on the Company’s operations and financial results. At June 30, 2015, the Company held for sale seven nursing centers reported as discontinued operations.

On December 27, 2014, the Company entered into an agreement with Ventas, Inc. (“Ventas”) to transition the operations under the leases for nine non-strategic nursing centers (the “2014 Expiring Facilities”). Each lease will terminate when the operation of such nursing center is transferred to a new operator, which is expected to occur during 2015. The current lease term for eight of these nursing centers is scheduled to expire on April 30, 2018. The current lease term for the ninth of these nursing centers is scheduled to expire on April 30, 2020. The Company will continue to operate these facilities until operations are transferred. During the second quarter of 2015, the Company transferred the operations of two of the 2014 Expiring Facilities, resulting in a gain on divestiture of $1.6 million ($1.0 million net of income taxes). For accounting purposes, the 2014 Expiring Facilities qualified as assets held for sale and the Company reflected the operating results as discontinued operations in the accompanying unaudited condensed consolidated statement of operations for all historical periods. Under the terms of the agreement, the Company incurred a $40 million termination fee in exchange for the early termination of the leases, which was paid to Ventas in January 2015.

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

A summary of discontinued operations follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Revenues	$12,282	$96,499	$23,999	$253,178
Salaries, wages and benefits	5,979	40,724	12,571	104,382
Supplies	700	5,185	1,400	13,258
Rent	2,003	14,708	4,657	33,844
Other operating expenses	2,616	18,517	5,007	49,067
General and administrative expenses	1,734	30,316	6,619	75,181
Other expense	−	−	−	−
Impairment charges	−	220	−	664
Depreciation	224	1,750	366	3,962
Interest expense	1	5	1	15
Investment (income) expense	(3)	(469)	(5)	(468)
	13,254	110,956	30,616	279,905
Loss from operations before income taxes	(972)	(14,457)	(6,617)	(26,727)
Income tax benefit	(383)	(5,689)	(2,604)	(10,517)
Loss from operations	(589)	(8,768)	(4,013)	(16,210)
Gain (loss) on divestiture of operations	983	(2,018)	983	(5,024)
Income (loss) from discontinued operations	394	(10,786)	(3,030)	(21,234)
Loss attributable to noncontrolling interests	2	253	31	323
Income (loss) attributable to Kindred	$396	$(10,533)	$(2,999)	$(20,911)

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 4 – DISCONTINUED OPERATIONS (Continued)

The following table sets forth certain discontinued operating data by business segment (in thousands):

	Three months ended June 30,			Six months ended June 30,
	2015		2014	2015		2014
Revenues:
Hospital division		$1,081	$10,272		$1,589	$25,694
Nursing center division		11,201	86,227		22,410	227,484
		$12,282	$96,499		$23,999	$253,178
Operating income (loss):
Hospital division		$500	$(592)		$422	$289
Nursing center division		753	2,129		(2,020)	10,337
		$1,253	$1,537		$(1,598)	$10,626
Rent:
Hospital division		$474	$1,432		$1,037	$3,120
Nursing center division		1,529	13,276		3,620	30,724
		$2,003	$14,708		$4,657	$33,844
Depreciation:
Hospital division	$	−	$465	$	−	$983
Nursing center division		224	1,285		366	2,979
		$224	$1,750		$366	$3,962

A summary of the net assets held for sale follows (in thousands):

	June 30, 2015	December 31, 2014
Long-term assets:
Property and equipment, net	$1,713	$3,306
Other	671	169
	2,384	3,475
Current liabilities (included in other accrued liabilities)	−	−
	$2,384	$3,475

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

A summary of revenues by payor type follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Medicare	$937,384	$524,935	$1,757,975	$1,066,498
Medicaid	212,809	150,488	400,223	302,061
Medicare Advantage	139,875	94,672	273,294	193,053
Medicaid Managed	50,764	28,366	94,401	52,014
Other	555,404	515,136	1,109,217	1,024,630
	1,896,236	1,313,597	3,635,110	2,638,256
Eliminations	(62,761)	(52,200)	(125,668)	(104,249)
	$1,833,475	$1,261,397	$3,509,442	$2,534,007

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 6 – EARNINGS (LOSS) PER SHARE

Earnings (loss) per common share are based upon the weighted average number of common shares outstanding during the respective periods. Because the Company is reporting a loss from continuing operations attributable to the Company for the three months ended June 30, 2014 and the six months ended June 30, 2015 and 2014, the diluted calculation of earnings per common share excludes the dilutive impact of stock options and tangible equity units. The Company follows the provisions of the authoritative guidance for determining whether instruments granted in share-based payment transactions are participating securities, which requires that unvested restricted stock that entitles the holder to receive nonforfeitable dividends before vesting be included as a participating security in the basic and diluted earnings per common share calculation pursuant to the two-class method.

A computation of earnings (loss) per common share follows (in thousands, except per share amounts):

	Three months ended June 30,				Six months ended June 30,
	2015		2014		2015		2014
	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted
Earnings (loss):
Amounts attributable to Kindred stockholders:
Income (loss) from continuing operations:
As reported in Statement of Operations	$21,975	$21,975	$(25,278)	$(25,278)	$(121,460)	$(121,460)	$(6,880)	$(6,880)
Allocation to participating unvested restricted stockholders	(385)	(383)	−	−	−	−	−	−
Available to common stockholders	$21,590	$21,592	$(25,278)	$(25,278)	$(121,460)	$(121,460)	$(6,880)	$(6,880)
Discontinued operations, net of income taxes:
Loss from operations:
As reported in Statement of Operations	$(587)	$(587)	$(8,515)	$(8,515)	$(3,982)	$(3,982)	$(15,887)	$(15,887)
Allocation to participating unvested restricted stockholders	10	10	−	−	−	−	−	−
Available to common stockholders	$(577)	$(577)	$(8,515)	$(8,515)	$(3,982)	$(3,982)	$(15,887)	$(15,887)
Gain (loss) on divestiture of operations:
As reported in Statement of Operations	$983	$983	$(2,018)	$(2,018)	$983	$983	$(5,024)	$(5,024)
Allocation to participating unvested restricted stockholders	(17)	(17)	−	−	−	−	−	−
Available to common stockholders	$966	$966	$(2,018)	$(2,018)	$983	$983	$(5,024)	$(5,024)
Income (loss) from discontinued operations:
As reported in Statement of Operations	$396	$396	$(10,533)	$(10,533)	$(2,999)	$(2,999)	$(20,911)	$(20,911)
Allocation to participating unvested restricted stockholders	(7)	(7)	−	−	−	−	−	−
Available to common stockholders	$389	$389	$(10,533)	$(10,533)	$(2,999)	$(2,999)	$(20,911)	$(20,911)
Net income (loss):
As reported in Statement of Operations	$22,371	$22,371	$(35,811)	$(35,811)	$(124,459)	$(124,459)	$(27,791)	$(27,791)
Allocation to participating unvested restricted stockholders	(392)	(390)	−	−	−	−	−	−
Available to common stockholders	$21,979	$21,981	$(35,811)	$(35,811)	$(124,459)	$(124,459)	$(27,791)	$(27,791)
Shares used in the computation:
Weighted average shares outstanding – basic computation	86,045	86,045	53,714	53,714	82,828	82,828	53,180	53,180
Dilutive effect of employee stock options		67		−		−		−
Dilutive effect of tangible equity units		290		−		−		−
Adjusted weighted average shares outstanding – diluted computation		86,402		53,714		82,828		53,180
Earnings (loss) per common share:
Income (loss) from continuing operations	$0.25	$0.25	$(0.47)	$(0.47)	$(1.47)	$(1.47)	$(0.13)	$(0.13)
Discontinued operations:
Loss from operations	(0.01)	(0.01)	(0.16)	(0.16)	(0.05)	(0.05)	(0.30)	(0.30)
Gain (loss) on divestiture of operations	0.01	0.01	(0.04)	(0.04)	0.01	0.01	(0.09)	(0.09)
Income (loss) from discontinued operations	−	−	(0.20)	(0.20)	(0.04)	(0.04)	(0.39)	(0.39)
Net income (loss)	$0.25	$0.25	$(0.67)	$(0.67)	$(1.51)	$(1.51)	$(0.52)	$(0.52)
Number of antidilutive stock options and tangible equity units excluded from shares used in the diluted earnings (loss) per common share computation		816		314		2,573		337

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 7 – BUSINESS SEGMENT DATA

The Company is organized into four operating divisions: the hospital division, the Kindred at Home division (formerly the care management division), the rehabilitation division (now known as Kindred Rehabilitation Services) and the nursing center division. Based upon the authoritative guidance for business segments, the operating divisions represent six reportable operating segments, including (1) hospitals, (2) home health services, (3) hospice services, (4) hospital rehabilitation services (now known as Kindred Hospital Rehabilitation Services), (5) skilled nursing rehabilitation services (now known as RehabCare) and (6) nursing centers. These reportable operating segments are consistent with information used by the Company’s President and Chief Executive Officer and its Chief Operating Officer to assess performance and allocate resources. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. Prior period segment information has been reclassified to conform with the current period presentation, including the transfer of five IRFs from the hospital division to the Kindred Hospital Rehabilitation Services business segment as of January 1, 2015. As a result, $51.0 million of goodwill was reallocated from the hospital division to the Kindred Hospital Rehabilitation Services business segment based upon the relative fair value of the five IRFs.

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

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 7 – BUSINESS SEGMENT DATA (Continued)

The following table sets forth certain data by business segment (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Revenues:
Hospital division	$627,206	$612,517	$1,267,689	$1,239,762
Kindred at Home:
Home health	427,820	75,502	728,687	150,293
Hospice	178,005	12,484	297,062	25,397
	605,825	87,986	1,025,749	175,690
Kindred Rehabilitation Services:
Kindred Hospital Rehabilitation Services	152,544	94,963	304,108	188,140
RehabCare	236,791	253,694	489,386	507,637
	389,335	348,657	793,494	695,777
Nursing center division	273,870	264,437	548,178	527,027
	1,896,236	1,313,597	3,635,110	2,638,256
Eliminations:
Kindred Hospital Rehabilitation Services	(23,201)	(22,855)	(47,203)	(46,088)
RehabCare	(38,262)	(28,485)	(76,051)	(56,639)
Nursing centers	(1,298)	(860)	(2,414)	(1,522)
	(62,761)	(52,200)	(125,668)	(104,249)
	$1,833,475	$1,261,397	$3,509,442	$2,534,007
Income (loss) from continuing operations:
Operating income (loss):
Hospital division	$130,967	$131,990	$265,078	$271,495
Kindred at Home:
Home health	72,329	5,048	118,025	7,893
Hospice	26,238	2,017	42,717	3,869
	98,567	7,065	160,742	11,762
Kindred Rehabilitation Services:
Kindred Hospital Rehabilitation Services	44,531	25,572	89,095	51,282
RehabCare	14,681	19,687	30,389	37,703
	59,212	45,259	119,484	88,985
Nursing center division	39,877	35,409	76,840	72,981
Support center	(70,209)	(48,808)	(136,774)	(93,264)
Litigation contingency expense	(3,925)	(4,600)	(98,925)	(4,600)
Impairment charges	−	−	(6,726)	−
Transaction costs	(5,216)	(4,496)	(99,918)	(5,179)
Operating income	249,273	161,819	279,801	342,180
Rent	(96,402)	(77,699)	(188,542)	(156,229)
Depreciation and amortization	(38,625)	(39,172)	(77,560)	(78,264)
Interest, net	(56,140)	(78,081)	(117,917)	(103,698)
Income (loss) from continuing operations before income taxes	58,106	(33,133)	(104,218)	3,989
Provision (benefit) for income taxes	24,396	(12,683)	(3,340)	1,512
	$33,710	$(20,450)	$(100,878)	$2,477

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 7 – BUSINESS SEGMENT DATA (Continued)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Rent:
Hospital division	$51,404	$50,820	$102,858	$102,174
Kindred at Home:
Home health	9,547	1,942	16,040	3,972
Hospice	4,726	235	7,865	461
	14,273	2,177	23,905	4,433
Kindred Rehabilitation Services:
Kindred Hospital Rehabilitation Services	7,509	1,728	14,882	3,560
RehabCare	1,010	1,067	2,009	2,156
	8,519	2,795	16,891	5,716
Nursing center division	21,383	21,346	42,881	42,780
Support center	823	561	2,007	1,126
	$96,402	$77,699	$188,542	$156,229
Depreciation and amortization:
Hospital division	$13,531	$16,482	$28,007	$32,939
Kindred at Home:
Home health	4,273	1,976	7,866	3,942
Hospice	1,482	163	2,938	322
	5,755	2,139	10,804	4,264
Kindred Rehabilitation Services:
Kindred Hospital Rehabilitation Services	3,314	3,014	6,732	6,106
RehabCare	1,924	2,885	3,835	5,580
	5,238	5,899	10,567	11,686
Nursing center division	6,962	7,416	14,456	14,713
Support center	7,139	7,236	13,726	14,662
	$38,625	$39,172	$77,560	$78,264

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 7 – BUSINESS SEGMENT DATA (Continued)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Capital expenditures, excluding acquisitions (including discontinued operations):
Hospital division:
Routine	$6,080	$8,225	$14,890	$16,627
Development	−	51	−	562
	6,080	8,276	14,890	17,189
Kindred at Home:
Home health:
Routine	859	158	1,111	438
Development	−	−	−	−
	859	158	1,111	438
Hospice:
Routine	445	10	482	38
Development	−	−	−	−
	445	10	482	38
Kindred Rehabilitation Services:
Kindred Hospital Rehabilitation Services:
Routine	28	44	275	100
Development	40	−	61	−
	68	44	336	100
RehabCare:
Routine	246	593	716	1,442
Development	−	−	−	−
	246	593	716	1,442
Nursing center division:
Routine	4,342	5,163	9,408	10,218
Development	478	321	6,245	561
	4,820	5,484	15,653	10,779
Support center:
Routine:
Information systems	12,022	10,061	17,570	16,967
Other	478	231	817	332
	12,500	10,292	18,387	17,299
Totals:
Routine	24,500	24,485	45,269	46,162
Development	518	372	6,306	1,123
	$25,018	$24,857	$51,575	$47,285

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 7 – BUSINESS SEGMENT DATA (Continued)

	June 30, 2015	December 31, 2014
Assets at end of period:
Hospital division	$1,716,616	$1,751,695
Kindred at Home:
Home health	1,426,826	203,154
Hospice	910,233	32,733
	2,337,059	235,887
Kindred Rehabilitation Services:
Kindred Hospital Rehabilitation Services	806,422	366,153
RehabCare	357,326	360,860
	1,163,748	727,013
Nursing center division	504,513	513,603
Support center	883,991	2,424,766
	$6,605,927	$5,652,964
Goodwill:
Hospital division	$628,519	$679,480
Kindred at Home:
Home health	895,216	117,589
Hospice	633,736	26,910
	1,528,952	144,499
Kindred Rehabilitation Services:
Kindred Hospital Rehabilitation Services	485,857	173,618
RehabCare	−	−
	485,857	173,618
	$2,643,328	$997,597

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

The allowance for professional liability risks includes an estimate of the expected cost to settle reported claims and an amount, based upon past experiences, for losses incurred but not reported. These risks are necessarily based upon estimates and, while management believes that the provision for loss is adequate, the ultimate liability may be in excess of, or less than, the amounts recorded. To the extent that expected ultimate claims costs vary from historical provisions for loss, future earnings will be charged or credited.

The provision for loss for insurance risks, including the cost of coverage maintained with unaffiliated commercial insurance carriers, follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Professional liability:
Continuing operations	$14,465	$15,595	$31,289	$29,172
Discontinued operations	(741)	3,387	(667)	9,006
Workers compensation:
Continuing operations	$14,266	$9,197	$28,856	$17,455
Discontinued operations	(415)	596	(6)	1,445

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 8 – INSURANCE RISKS (Continued)

A summary of the assets and liabilities related to insurance risks included in the accompanying unaudited condensed consolidated balance sheet follows (in thousands):

	June 30, 2015			December 31, 2014
	Professional liability	Workers compensation	Total	Professional liability	Workers compensation	Total
Assets:
Current:
Insurance subsidiary investments	$58,354	$46,180	$104,534	$63,183	$36,768	$99,951
Reinsurance recoverables	2,762	–	2,762	7,376	–	7,376
Other	–	100	100	–	100	100
	61,116	46,280	107,396	70,559	36,868	107,427
Non-current:
Insurance subsidiary investments	94,562	103,848	198,410	84,210	81,835	166,045
Reinsurance and other recoverables	91,497	88,169	179,666	81,722	73,714	155,436
Deposits	4,080	4,345	8,425	3,879	1,428	5,307
Other	–	38	38	–	38	38
	190,139	196,400	386,539	169,811	157,015	326,826
	$251,255	$242,680	$493,935	$240,370	$193,883	$434,253
Liabilities:
Allowance for insurance risks:
Current	$61,550	$50,811	$112,361	$64,137	$39,802	$103,939
Non-current	267,503	215,192	482,695	243,614	149,457	393,071
	$329,053	$266,003	$595,056	$307,751	$189,259	$497,010

Provisions for loss for professional liability risks retained by the Company’s limited purpose insurance subsidiary have been discounted based upon actuarial estimates of claim payment patterns using a discount rate of 1% to 5% depending upon the policy year. The discount rate was 1% for the 2015 and 2014 policy years. The discount rates are based upon the risk free interest rate for the respective year. Amounts equal to the discounted loss provision are funded annually. The Company does not fund the portion of professional liability risks related to estimated claims that have been incurred but not reported. Accordingly, these liabilities are not discounted. If the Company did not discount any of the allowances for professional liability risks, these balances would have approximated $331.5 million at June 30, 2015 and $310.3 million at December 31, 2014.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 9 – INSURANCE SUBSIDIARY INVESTMENTS (Continued)

The cost for equities, amortized cost for debt securities and estimated fair value of the Company’s insurance subsidiary investments follows (in thousands):

	June 30, 2015				December 31, 2014
	Cost	Unrealized gains	Unrealized losses	Fair value	Cost	Unrealized gains	Unrealized losses	Fair value
Cash and cash equivalents (a)	$179,527	$–	$–	$179,527	$150,556	$–	$–	$150,556
Debt securities:
Corporate bonds	45,719	29	(49)	45,699	49,077	19	(60)	49,036
Debt securities issued by U.S. government agencies	25,985	51	(6)	26,030	25,313	19	(19)	25,313
U.S. Treasury notes	28,994	28	(1)	29,021	25,813	3	(7)	25,809
	100,698	108	(56)	100,750	100,203	41	(86)	100,158
Equities by industry:
Consumer	2,771	287	(37)	3,021	1,539	107	(13)	1,633
Financial services	2,146	115	(66)	2,195	975	56	(6)	1,025
Technology	1,968	107	(100)	1,975	989	41	(34)	996
Healthcare	1,514	162	(24)	1,652	962	60	(8)	1,014
Industrials	938	32	(14)	956	649	14	(22)	641
Other	4,768	5	(459)	4,314	3,145	40	(265)	2,920
	14,105	708	(700)	14,113	8,259	318	(348)	8,229
Certificates of deposit	8,550	4	–	8,554	7,051	2	–	7,053
	$302,880	$820	$(756)	$302,944	$266,069	$361	$(434)	$265,996

(a)	Includes $31.1 million and $15.6 million of money market funds at June 30, 2015 and December 31, 2014, respectively.

Since the Company’s insurance subsidiary investments are restricted for a limited purpose, they are classified in the accompanying unaudited condensed consolidated balance sheet based upon the expected current and long-term cash requirements of the Company’s limited purpose insurance subsidiaries.

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

The Company considered the severity and duration of its unrealized losses at June 30, 2015 and 2014 for various investments held in its insurance subsidiary investment portfolio and determined that these unrealized losses were temporary and did not record any impairment losses related to these investments.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 10 – LONG-TERM DEBT

Capitalization

A summary of long-term debt follows (in thousands):

	June 30, 2015	December 31, 2014
Term Loan Facility, net of unamortized original issue discount (“OID”) of $6.8 million at June 30, 2015 and $6.4 million at December 31, 2014	$1,182,203	$988,645
8.00% Notes due 2020	750,000	750,000
8.75% Notes due 2023	600,000	600,000
6.375% Notes due 2022	500,000	500,000
ABL Facility	185,000	−
Mandatory Redeemable Preferred Stock (See Note 11)	29,341	34,773
Capital lease obligations	990	−
Other	7,263	3,720
Total debt, average life of 6 years (weighted average rate 6.3% for 2015 and 6.7% for 2014)	3,254,797	2,877,138
Amounts due within one year	(32,354)	(24,607)
Long-term debt	$3,222,443	$2,852,531

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

• the Company issued approximately 15 million shares of its common stock through two common stock offerings (see Note 11) and issued 9.7 million shares of its common stock through the Stock Consideration (see Note 2);

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
April 2014 Debt Refinancing

On April 9, 2014, the Company completed the refinancing of substantially all of its then existing debt and incurred the following costs in the second quarter of 2014:

•	Unamortized deferred financing costs related to the Company’s prior ABL facility totaling $0.6 million ($0.4 million net of income taxes) were written-off and recorded as interest expense.
•

Unamortized deferred financing costs and original issue discount related to the Company’s Prior Term Loan Facility totaling $5.0 million ($3.1 million net of income taxes) were written-off and recorded as interest expense.

•

Unamortized deferred financing costs totaling $10.7 million ($6.6 million net of income taxes), the applicable premium totaling $36.4 million ($22.5 million net of income taxes) and interest expense for the period from April 9, 2014 to May 9, 2014 totaling $3.9 million ($2.4 million net of income taxes), all related to the Company’s prior $550 million, 8.25% senior notes due 2019, were written-off and recorded as interest expense.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 11 – CAPITAL STOCK

Gentiva Merger

In connection with the Gentiva Merger, Kindred issued 9.7 million shares of common stock as part of the Stock Consideration (see Note 2).

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

As of June 30, 2015, holders of 80,621 Purchase Contracts elected early settlement. As a result, holders thereof received 43.0918 shares of common stock per Purchase Contract, resulting in approximately 3.5 million shares of common stock being issued by the Company.

Dividends and Other Payments

During the first half of 2015, the Company paid a quarterly cash dividend of $0.12 per common share on June 10, 2015 to shareholders of record as of the close of business on May 20, 2015 and also paid a quarterly cash dividend of $0.12 per common share on April 1, 2015 to shareholders.

During the first half of 2014, the Company paid a quarterly cash dividend of $0.12 per common share on June 11, 2014 to shareholders of record as of the close of business on May 21, 2014 and also paid a quarterly cash dividend of $0.12 per common share on March 27, 2014 to shareholders.

The Company made an installment payment on the Company’s Units on June 1, 2015 to holders of record on May 15, 2015, which consisted of a quarterly installment payment of $18.75 per Unit. The Company also made an installment payment on the Company’s Units on March 2, 2015, which consisted of a quarterly installment payment of $18.75 per Unit, plus a one-time incremental payment of $1.25 per Unit for the period between November 25, 2014 and December 1, 2014, for a total payment of $20.00 per Unit. To the extent that any Unit has been separated into its constituent Purchase Contract and its constituent share of Mandatory Redeemable Preferred Stock, the installment payment is payable only on the constituent share of Mandatory Redeemable Preferred Stock.

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
June 30, 2015:
Recurring:
Assets:
Available-for-sale debt securities:
Corporate bonds	$–	$45,699	$–	$45,699	$–
Debt securities issued by U.S. government agencies	–	26,030	–	26,030	–
U.S. Treasury notes	29,021	–	–	29,021	–
	29,021	71,729	–	100,750	–
Available-for-sale equity securities	14,113	–	–	14,113	–
Money market funds	33,100	–	–	33,100	–
Certificates of deposit	–	8,554	–	8,554	–
Total available-for-sale investments	76,234	80,283	–	156,517	–
Deposits held in money market funds	16,950	3,884	–	20,834	–
	$93,184	$84,167	$–	$177,351	$–
Liabilities:
Contingent consideration liability	$–	$–	$(6,594)	$(6,594)	$–
Interest rate swaps	–	(4,937)	–	(4,937)	–
	$–	$(4,937)	$(6,594)	$(11,531)	$–
Non-recurring:
Assets:
Intangible assets – trade name	$–	$–	$1,405	$1,405	$(6,726)
Liabilities	$–	$–	$–	$–	$–
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

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 13 – FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)

Recurring measurements

The Company’s available-for-sale investments held by its limited purpose insurance subsidiary consist of debt securities, equities, money market funds and certificates of deposit. These available-for-sale investments and the insurance subsidiary’s cash and cash equivalents of $148.4 million as of June 30, 2015 and $135.0 million as of December 31, 2014, classified as insurance subsidiary investments, are maintained for the payment of claims and expenses related to professional liability and workers compensation risks.

The Company also has available-for-sale investments totaling $2.0 million as of June 30, 2015 and $2.2 million as of December 31, 2014 related to a deferred compensation plan that is maintained for certain of the Company’s current and former employees.

The fair value of actively traded debt and equity securities and money market funds is based upon quoted market prices and is generally classified as Level 1. The fair value of inactively traded debt securities and certificates of deposit is based upon either quoted market prices of similar securities or observable inputs such as interest rates using either a market or income valuation approach and is generally classified as Level 2. The Company’s investment advisors obtain and review pricing for each security. The Company is responsible for the determination of fair value and as such the Company reviews the pricing information from its advisors in determining reasonable estimates of fair value. Based upon the Company’s internal review procedures, there were no adjustments to the prices during the three months or six months ended June 30, 2015 or June 30, 2014.

The Company’s deposits held in money market funds consist primarily of cash and cash equivalents held for the Company’s insurance programs and for general corporate purposes.

The Company acquired a contingent consideration liability in the Gentiva Merger from a prior acquisition by Gentiva with an initial estimated fair value of $8.3 million. The fair value is determined using a discounted cash flow approach utilizing Level 2 and Level 3 inputs which includes observable market discount rates, fixed payment schedules, and assumptions based on achieving certain predefined performance criteria. As of June 30, 2015, the fair value of the Level 3 contingent consideration liability was $6.6 million. The change in fair value in the second quarter of 2015 consists of $1.8 million in fixed payments and $0.1 million in accrued interest included in interest expense in the accompanying unaudited condensed consolidated statement of operations. A one percent change in the discount rate used to calculate the accretion of the present value of the contingent consideration liability would have an impact on the fair value of approximately $0.1 million.

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

	June 30, 2015		December 31, 2014
(In thousands)	Carrying value	Fair value	Carrying value	Fair value
Cash and cash equivalents	$119,536	$119,536	$164,188	$164,188
Insurance subsidiary investments	302,944	302,944	265,996	265,996
Note receivable	25,000	25,000	−	−
Long-term debt, including amounts due within one year (excluding capital lease obligations totaling $1.0 million at June 30, 2015)	3,253,807	3,366,704	2,877,138	2,930,815

Non-recurring measurements

During the six months ended June 30, 2015, the Company recorded an asset impairment charge of $6.7 million related to previously acquired home health and hospice trade names after the decision in the first quarter of 2015 to rebrand to the Kindred at Home trade name. These charges reflect the amount by which the carrying value exceeded its estimated fair value. The fair value of the trade names was measured using Level 3 unobservable inputs, primarily economic obsolescence.

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

The following unaudited condensed consolidating financial data present the financial position of the parent company/issuer, the guarantor subsidiaries and the non-guarantor subsidiaries as of June 30, 2015 and December 31, 2014, and the respective results of operations and cash flows for the three months and six months ended June 30, 2015 and June 30, 2014.

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)

	Three months ended June 30, 2015
(In thousands)	Parent company/ issuer	Guarantor subsidiaries	Non-guarantor subsidiaries	Consolidating and eliminating adjustments	Consolidated
Revenues	$–	$1,615,664	$243,893	$(26,082)	$1,833,475
Salaries, wages and benefits	–	876,994	58,693	–	935,687
Supplies	–	85,711	12,526	–	98,237
Rent	–	77,736	18,666	–	96,402
Other operating expenses	–	184,998	27,119	−	212,117
General and administrative expenses	−	262,124	98,763	(26,082)	334,805
Other (income) expense	–	214	(783)	–	(569)
Litigation contingency expense	–	3,925	–	–	3,925
Depreciation and amortization	–	36,216	2,409	–	38,625
Management fees	–	(4,262)	4,262	–	–
Intercompany interest (income) expense from affiliates	(52,529)	40,919	11,610	–	–
Interest expense	57,097	13	60	–	57,170
Investment income	–	(798)	(232)	–	(1,030)
Equity in net income of consolidating affiliates	(25,142)	–	–	25,142	–
	(20,574)	1,563,790	233,093	(940)	1,775,369
Income from continuing operations before income taxes	20,574	51,874	10,800	(25,142)	58,106
Provision (benefit) for income taxes	(1,797)	26,059	134	–	24,396
Income from continuing operations	22,371	25,815	10,666	(25,142)	33,710
Discontinued operations, net of income taxes:
Loss from operations	–	(418)	(171)	–	(589)
Gain on divestiture of operations	–	983	–	–	983
Income (loss) from discontinued operations	–	565	(171)	–	394
Net income	22,371	26,380	10,495	(25,142)	34,104
(Earnings) loss attributable to noncontrolling interests:
Continuing operations	–	–	(11,735)	–	(11,735)
Discontinued operations	–	–	2	–	2
	–	–	(11,733)	–	(11,733)
Income (loss) attributable to Kindred	$22,371	$26,380	$(1,238)	$(25,142)	$22,371
Comprehensive income	$22,767	$26,380	$10,405	$(25,052)	$34,500
Comprehensive income (loss) attributable to Kindred	$22,767	$26,380	$(1,328)	$(25,052)	$22,767

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 14 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) (Continued)

	Three months ended June 30, 2014
(In thousands)	Parent company/ issuer	Guarantor subsidiaries	Non-guarantor subsidiaries	Consolidating and eliminating adjustments	Consolidated
Revenues	$–	$1,119,049	$168,158	$(25,810)	$1,261,397
Salaries, wages and benefits	–	573,111	32,984	–	606,095
Supplies	–	63,550	8,035	–	71,585
Rent	–	65,684	12,015	–	77,699
Other operating expenses	–	177,650	20,834	(25,810)	172,674
General and administrative expenses	–	166,602	78,144	–	244,746
Other (income) expense	–	164	(286)	–	(122)
Litigation contingency expense	–	4,600	–	–	4,600
Depreciation and amortization	–	37,088	2,084	–	39,172
Management fees	–	(3,437)	3,437	–	–
Intercompany interest (income) expense from affiliates	(28,572)	19,398	9,174	–	–
Interest expense	80,479	6	45	–	80,530
Investment income	–	(236)	(2,213)	–	(2,449)
Equity in net loss of consolidating affiliates	4,330	–	–	(4,330)	–
	56,237	1,104,180	164,253	(30,140)	1,294,530
Income (loss) from continuing operations before income taxes	(56,237)	14,869	3,905	4,330	(33,133)
Provision (benefit) for income taxes	(20,426)	6,920	823	–	(12,683)
Income (loss) from continuing operations	(35,811)	7,949	3,082	4,330	(20,450)
Discontinued operations, net of income taxes:
Loss from operations	–	(6,341)	(2,427)	–	(8,768)
Loss on divestiture of operations	–	(343)	(1,675)	–	(2,018)
Loss from discontinued operations	–	(6,684)	(4,102)	–	(10,786)
Net income (loss)	(35,811)	1,265	(1,020)	4,330	(31,236)
(Earnings) loss attributable to noncontrolling interests:
Continuing operations	–	–	(4,828)	–	(4,828)
Discontinued operations	–	–	253	–	253
	–	–	(4,575)	–	(4,575)
Income (loss) attributable to Kindred	$(35,811)	$1,265	$(5,595)	$4,330	$(35,811)
Comprehensive income (loss)	$(37,313)	$1,265	$(2,184)	$5,494	$(32,738)
Comprehensive income (loss) attributable to Kindred	$(37,313)	$1,265	$(6,759)	$5,494	$(37,313)

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 14 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) (Continued)

	Six months ended June 30, 2015
(In thousands)	Parent company/ issuer	Guarantor subsidiaries	Non-guarantor subsidiaries	Consolidating and eliminating adjustments	Consolidated
Revenues	$–	$3,072,350	$487,803	$(50,711)	$3,509,442
Salaries, wages and benefits	–	1,664,444	118,336	–	1,782,780
Supplies	–	166,155	25,353	–	191,508
Rent	–	151,165	37,377	–	188,542
Other operating expenses	–	356,646	53,198	−	409,844
General and administrative expenses	−	593,852	197,766	(50,711)	740,907
Other (income) expense	–	320	(1,369)	–	(1,049)
Litigation contingency expense	–	98,925	–	–	98,925
Impairment charges	–	6,726	–	–	6,726
Depreciation and amortization	–	72,651	4,909	–	77,560
Management fees	–	(9,596)	9,596	–	–
Intercompany interest (income) expense from affiliates	(103,041)	80,404	22,637	–	–
Interest expense	116,184	3,344	160	–	119,688
Investment income	–	(1,348)	(423)	–	(1,771)
Equity in net loss of consolidating affiliates	116,487	–	–	(116,487)	–
	129,630	3,183,688	467,540	(167,198)	3,613,660
Income (loss) from continuing operations before income taxes	(129,630)	(111,338)	20,263	116,487	(104,218)
Provision (benefit) for income taxes	(5,171)	1,545	286	–	(3,340)
Income (loss) from continuing operations	(124,459)	(112,883)	19,977	116,487	(100,878)
Discontinued operations, net of income taxes:
Loss from operations	–	(3,104)	(909)	–	(4,013)
Gain on divestiture of operations	–	983	–	–	983
Loss from discontinued operations	–	(2,121)	(909)	–	(3,030)
Net income (loss)	(124,459)	(115,004)	19,068	116,487	(103,908)
(Earnings) loss attributable to noncontrolling interests:
Continuing operations	–	–	(20,582)	–	(20,582)
Discontinued operations	–	–	31	–	31
	–	–	(20,551)	–	(20,551)
Loss attributable to Kindred	$(124,459)	$(115,004)	$(1,483)	$116,487	$(124,459)
Comprehensive income (loss)	$(125,119)	$(115,004)	$19,157	$116,398	$(104,568)
Comprehensive loss attributable to Kindred	$(125,119)	$(115,004)	$(1,394)	$116,398	$(125,119)

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 14 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) (Continued)

	Six months ended June 30, 2014
(In thousands)	Parent company/ issuer	Guarantor subsidiaries	Non-guarantor subsidiaries	Consolidating and eliminating adjustments	Consolidated
Revenues	$–	$2,249,636	$335,991	$(51,620)	$2,534,007
Salaries, wages and benefits	–	1,159,429	65,360	–	1,224,789
Supplies	–	128,522	16,028	–	144,550
Rent	–	132,139	24,090	–	156,229
Other operating expenses	–	352,082	41,742	(51,620)	342,204
General and administrative expenses	–	319,891	156,127	–	476,018
Other (income) expense	–	322	(656)	–	(334)
Litigation contingency expense	–	4,600	–	–	4,600
Depreciation and amortization	–	73,962	4,302	–	78,264
Management fees	–	(7,246)	7,246	–	–
Intercompany interest (income) expense from affiliates	(56,699)	38,387	18,312	–	–
Interest expense	106,227	11	91	–	106,329
Investment income	–	(305)	(2,326)	–	(2,631)
Equity in net income of consolidating affiliates	(2,245)	–	–	2,245	–
	47,283	2,201,794	330,316	(49,375)	2,530,018
Income (loss) from continuing operations before income taxes	(47,283)	47,842	5,675	(2,245)	3,989
Provision (benefit) for income taxes	(19,492)	20,078	926	–	1,512
Income (loss) from continuing operations	(27,791)	27,764	4,749	(2,245)	2,477
Discontinued operations, net of income taxes:
Loss from operations	–	(13,117)	(3,093)	–	(16,210)
Loss on divestiture of operations	–	(3,349)	(1,675)	–	(5,024)
Loss from discontinued operations	–	(16,466)	(4,768)	–	(21,234)
Net income (loss)	(27,791)	11,298	(19)	(2,245)	(18,757)
(Earnings) loss attributable to noncontrolling interests:
Continuing operations	–	–	(9,357)	–	(9,357)
Discontinued operations	–	–	323	–	323
	–	–	(9,034)	–	(9,034)
Income (loss) attributable to Kindred	$(27,791)	$11,298	$(9,053)	$(2,245)	$(27,791)
Comprehensive income (loss)	$(29,838)	$11,298	$(1,099)	$(1,165)	$(20,804)
Comprehensive income (loss) attributable to Kindred	$(29,838)	$11,298	$(10,133)	$(1,165)	$(29,838)

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 14 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Condensed Consolidating Balance Sheet

	As of June 30, 2015
(In thousands)	Parent company/ issuer	Guarantor subsidiaries	Non-guarantor subsidiaries	Consolidating and eliminating adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$–	$53,234	$66,302	$–	$119,536
Insurance subsidiary investments	–	–	104,534	–	104,534
Accounts receivable, net	–	1,111,878	141,340	–	1,253,218
Inventories	–	22,940	4,180	–	27,120
Deferred tax assets	–	92,786	–	–	92,786
Income taxes	–	15,034	962	–	15,996
Other	–	50,590	27,582	–	78,172
	–	1,346,462	344,900	–	1,691,362
Property and equipment, net	–	893,245	56,287	–	949,532
Goodwill	–	2,082,769	560,559	–	2,643,328
Intangible assets, net	–	751,219	48,683	–	799,902
Assets held for sale	–	2,384	–	–	2,384
Insurance subsidiary investments	–	–	198,410	–	198,410
Intercompany	4,855,801	–	–	(4,855,801)	–
Deferred tax assets	–	–	7,064	(7,064)	–
Other	68,637	147,323	105,049	–	321,009
	$4,924,438	$5,223,402	$1,320,952	$(4,862,865)	$6,605,927
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$–	$116,672	$67,171	$–	$183,843
Salaries, wages and other compensation	–	408,259	59,434	–	467,693
Due to third party payors	–	44,490	–	–	44,490
Professional liability risks	–	3,680	57,870	–	61,550
Other accrued liabilities	84,500	241,143	21,587	–	347,230
Long-term debt due within one year	25,899	–	6,455	–	32,354
	110,399	814,244	212,517	–	1,137,160
Long-term debt	3,220,645	−	1,798	–	3,222,443
Intercompany/deficiency in earnings of consolidated subsidiaries	114,454	4,270,823	584,978	(4,970,255)	–
Professional liability risks	–	61,644	205,859	–	267,503
Deferred tax liabilities	–	15,486	–	(7,064)	8,422
Deferred credits and other liabilities	–	165,897	132,227	–	298,124
Commitments and contingencies
Equity (deficit):
Stockholders’ equity (deficit)	1,478,940	(104,692)	(9,762)	114,454	1,478,940
Noncontrolling interests	–	–	193,335	–	193,335
	1,478,940	(104,692)	183,573	114,454	1,672,275
	$4,924,438	$5,223,402	$1,320,952	$(4,862,865)	$6,605,927

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

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 14 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Condensed Consolidating Statement of Cash Flows

	Three months ended June 30, 2015
(In thousands)	Parent company/ issuer	Guarantor subsidiaries	Non-guarantor subsidiaries	Consolidating and eliminating adjustments	Consolidated
Net cash provided by operating activities	$22,171	$50,124	$28,084	$–	$100,379
Cash flows from investing activities:
Routine capital expenditures	–	(23,005)	(1,495)	–	(24,500)
Development capital expenditures	–	(518)	–	–	(518)
Acquisitions, net of cash acquired	–	1,313	(3,997)	–	(2,684)
Sale of assets	–	2,229	–	–	2,229
Purchase of insurance subsidiary investments	–	–	(16,911)	–	(16,911)
Sale of insurance subsidiary investments	–	–	12,764	–	12,764
Net change in insurance subsidiary cash and cash equivalents	–	–	(5,205)	–	(5,205)
Change in other investments	–	175	–	–	175
Other	–	(798)	–	–	(798)
Net cash used in investing activities	–	(20,604)	(14,844)	–	(35,448)
Cash flows from financing activities:
Proceeds from borrowings under revolving credit	347,700	–	–	–	347,700
Repayment of borrowings under revolving credit	(360,100)	–	–	–	(360,100)
Repayment of term loan	(6,005)	–	–	–	(6,005)
Repayment of other long-term debt	–	–	(459)	–	(459)
Payment of deferred financing costs	(445)	–	–	–	(445)
Issuance of common stock in connection with employee benefit plans	139	–	–	–	139
Payment of dividend for Mandatory Redeemable Preferred Stock	(2,654)	–	–	–	(2,654)
Dividends paid	(10,027)	–	–	–	(10,027)
Distributions to noncontrolling interests	–	–	(10,119)	–	(10,119)
Other	–	50	–	–	50
Net change in intercompany accounts	9,221	(20,896)	11,675	–	–
Net cash provided by (used in) financing activities	(22,171)	(20,846)	1,097	–	(41,920)
Change in cash and cash equivalents	–	8,674	14,337	–	23,011
Cash and cash equivalents at beginning of period	–	44,560	51,965	–	96,525
Cash and cash equivalents at end of period	$–	$53,234	$66,302	$–	$119,536

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 14 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Condensed Consolidating Statement of Cash Flows (Continued)

	Three months ended June 30, 2014
(In thousands)	Parent company/ issuer	Guarantor subsidiaries	Non-guarantor subsidiaries	Consolidating and eliminating adjustments	Consolidated
Net cash provided by (used in) operating activities	$(37,649)	$(14,137)	$1,823	$–	$(49,963)
Cash flows from investing activities:
Routine capital expenditures	–	(23,609)	(876)	–	(24,485)
Development capital expenditures	–	(372)	–	–	(372)
Acquisitions, net of cash acquired	–	(1,233)	(150)	–	(1,383)
Sale of assets	–	8,927	–	–	8,927
Purchase of insurance subsidiary investments	–	–	(13,179)	–	(13,179)
Sale of insurance subsidiary investments	–	–	17,758	–	17,758
Net change in insurance subsidiary cash and cash equivalents	–	–	(4,957)	–	(4,957)
Change in other investments	–	70	–	–	70
Other	–	17	–	–	17
Net cash used in investing activities	–	(16,200)	(1,404)	–	(17,604)
Cash flows from financing activities:
Proceeds from borrowings under revolving credit	648,315	–	–	–	648,315
Repayment of borrowings under revolving credit	(943,715)	–	–	–	(943,715)
Proceeds from issuance of term loan, net of discount	997,500	–	–	–	997,500
Proceeds from issuance of senior unsecured notes	500,000	–	–	–	500,000
Repayment of senior unsecured notes	(550,000)	–	–	–	(550,000)
Repayment of term loan	(781,594)	–	–	–	(781,594)
Repayment of other long-term debt	–	(8)	(59)	–	(67)
Payment of deferred financing costs	(2,378)	–	–	–	(2,378)
Equity offering, net of offering costs	203,977	–	–	–	203,977
Issuance of common stock in connection with employee benefit plans	883	–	–	–	883
Dividends paid	(6,572)	–	–	–	(6,572)
Distributions to noncontrolling interests	–	–	(2,662)	–	(2,662)
Other	–	248	–	–	248
Net change in intercompany accounts	(28,767)	25,020	3,747	–	–
Net cash provided by financing activities	37,649	25,260	1,026	–	63,935
Change in cash and cash equivalents	–	(5,077)	1,445	–	(3,632)
Cash and cash equivalents at beginning of period	–	30,978	18,070	–	49,048
Cash and cash equivalents at end of period	$–	$25,901	$19,515	$–	$45,416

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 14 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Condensed Consolidating Statement of Cash Flows (Continued)

	Six months ended June 30, 2015
(In thousands)	Parent company/ issuer	Guarantor subsidiaries	Non-guarantor subsidiaries	Consolidating and eliminating adjustments	Consolidated
Net cash provided by (used in) operating activities	$28,478	$(107,464)	$39,763	$–	$(39,223)
Cash flows from investing activities:
Routine capital expenditures	–	(42,370)	(2,899)	–	(45,269)
Development capital expenditures	–	(6,306)	–	–	(6,306)
Acquisitions, net of cash acquired	–	(500,298)	(161,457)	–	(661,755)
Acquisition deposit	–	195,000	–	–	195,000
Sale of assets	–	3,177	–	–	3,177
Proceeds from senior unsecured notes offering held in escrow	–	–	1,350,000	–	1,350,000
Interest in escrow for senior unsecured notes	–	–	23,438	–	23,438
Purchase of insurance subsidiary investments	–	–	(42,829)	–	(42,829)
Sale of insurance subsidiary investments	–	–	34,793	–	34,793
Net change in insurance subsidiary cash and cash equivalents	–	–	(5,763)	–	(5,763)
Change in other investments	–	199	–	–	199
Other	–	(793)	–	–	(793)
Net cash provided by (used in) investing activities	–	(351,391)	1,195,283	–	843,892
Cash flows from financing activities:
Proceeds from borrowings under revolving credit	1,155,150	–	–	–	1,155,150
Repayment of borrowings under revolving credit	(970,150)	–	–	–	(970,150)
Proceeds from issuance of term loan, net of discount	199,000	–	–	–	199,000
Proceeds from issuance of senior unsecured notes due 2020 and 2023	1,350,000	–	(1,350,000)	–	–
Repayment of Gentiva debt	–	(1,177,363)	–	–	(1,177,363)
Repayment of term loan	(6,005)	–	–	–	(6,005)
Repayment of other long-term debt	–	–	(900)	–	(900)
Payment of deferred financing costs	(2,983)	–	–	–	(2,983)
Issuance of common stock in connection with employee benefit plans	205	–	–	–	205
Payment of costs associated with issuance of common stock and tangible equity units	(915)	–	–	–	(915)
Payment of dividend for Mandatory Redeemable Preferred Stock	(5,432)	–	–	–	(5,432)
Dividends paid	(20,002)	–	–	–	(20,002)
Distributions to noncontrolling interests	–	–	(21,138)	–	(21,138)
Other	–	1,212	–	–	1,212
Net change in intercompany accounts	(1,727,346)	1,558,832	168,514	–	–
Net cash provided by (used in) financing activities	(28,478)	382,681	(1,203,524)	–	(849,321)
Change in cash and cash equivalents	–	(76,174)	31,522	–	(44,652)
Cash and cash equivalents at beginning of period	–	129,408	34,780	–	164,188
Cash and cash equivalents at end of period	$–	$53,234	$66,302	$–	$119,536

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 14 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Condensed Consolidating Statement of Cash Flows (Continued)

	Six months ended June 30, 2014
(In thousands)	Parent company/ issuer	Guarantor subsidiaries	Non-guarantor subsidiaries	Consolidating and eliminating adjustments	Consolidated
Net cash provided by (used in) operating activities	$(25,756)	$(41,827)	$1,866	$–	$(65,717)
Cash flows from investing activities:
Routine capital expenditures	–	(44,075)	(2,087)	–	(46,162)
Development capital expenditures	–	(1,123)	–	–	(1,123)
Acquisitions, net of cash acquired	–	(23,948)	(150)	–	(24,098)
Sale of assets	–	13,961	–	–	13,961
Purchase of insurance subsidiary investments	–	–	(23,293)	–	(23,293)
Sale of insurance subsidiary investments	–	–	26,520	–	26,520
Net change in insurance subsidiary cash and cash equivalents	–	–	(11,556)	–	(11,556)
Change in other investments	–	710	–	–	710
Other	–	(534)	–	–	(534)
Net cash used in investing activities	–	(55,009)	(10,566)	–	(65,575)
Cash flows from financing activities:
Proceeds from borrowings under revolving credit	1,157,015	–	–	–	1,157,015
Repayment of borrowings under revolving credit	(1,369,515)	–	–	–	(1,369,515)
Proceeds from issuance of term loan, net of discount	997,500	–	–	–	997,500
Proceeds from issuance of senior unsecured notes	500,000	–	–	–	500,000
Repayment of senior unsecured notes	(550,000)	–	–	–	(550,000)
Repayment of term loan	(783,563)	–	–	–	(783,563)
Repayment of other long-term debt	–	(35)	(122)	–	(157)
Payment of deferred financing costs	(2,648)	–	–	–	(2,648)
Equity offering, net of offering costs	203,977	–	–	–	203,977
Issuance of common stock in connection with employee benefit plans	4,687	–	–	–	4,687
Dividends paid	(13,086)	–	–	–	(13,086)
Distributions to noncontrolling interests	–	–	(5,595)	–	(5,595)
Other	–	2,121	–	–	2,121
Net change in intercompany accounts	(118,611)	97,116	21,495	–	–
Net cash provided by financing activities	25,756	99,202	15,778	–	140,736
Change in cash and cash equivalents	–	2,366	7,078	–	9,444
Cash and cash equivalents at beginning of period	–	23,535	12,437	–	35,972
Cash and cash equivalents at end of period	$–	$25,901	$19,515	$–	$45,416

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

In accordance with authoritative accounting guidance related to loss contingencies, the Company records an accrued liability for litigation and regulatory matters that are both probable and reasonably estimable. Additional losses in excess of amounts accrued may be reasonably possible. The Company reviews loss contingencies that are reasonably possible and determines whether an estimate of the possible loss or range of loss, individually or in aggregate, can be disclosed in the Company’s consolidated financial statements. These estimates are based upon currently available information for those legal and regulatory proceedings in which the Company is involved, taking into account the Company’s best estimate of losses for those matters for which such estimate can be made. The Company’s estimates involve significant judgment and a variety of assumptions, given that (1) these legal and regulatory proceedings may be in early stages; (2) discovery may not be completed; (3) damages sought in these legal and regulatory proceedings can be unsubstantiated or indeterminate; (4) the matters often involve legal uncertainties or evolving areas of law; (5) there are often significant facts in dispute; and/or (6) there is a wide range of possible outcomes. Accordingly, the Company’s estimated loss or range of loss may change from time to time, and actual losses may be more or less than the current estimate. At this time, except as otherwise specifically noted, no estimate of the possible loss or range of loss, individually or in the aggregate, in excess of the amounts accrued, if any, can be made regarding the matters described below.

Set forth below are descriptions of the Company’s significant legal proceedings.

Medicare and Medicaid payment reviews, audits and investigations—as a result of the Company’s participation in the Medicare and Medicaid programs, the Company faces and is currently subject to various governmental and internal reviews, audits and investigations to verify the Company’s compliance with these programs and applicable laws and regulations. The Company is routinely subject to audits under various government programs, such as the CMS Recovery Audit Contractor program, in which third party firms engaged by CMS conduct extensive reviews of claims data and medical and other records to identify potential improper payments to healthcare providers under the Medicare program. In addition, the Company, like other healthcare providers, is subject to ongoing investigations by the U.S. Department of Health and Human Services Office of Inspector General, the DOJ and state attorneys general into the billing of services provided to Medicare and Medicaid patients, including whether such services were properly documented and billed, whether services provided were medically necessary and general compliance with conditions of participation in the Medicare and Medicaid programs. Private pay sources such as third party insurance and managed care entities also often reserve the right to conduct audits. The Company’s costs to respond to and defend any such reviews, audits and investigations are significant and are likely to increase in the current enforcement environment. These audits and investigations may require the Company to refund or retroactively adjust amounts that have been paid under the relevant government program or by other payors. Further, an adverse review, audit or investigation also could result in other adverse consequences, particularly if the underlying conduct is found to be pervasive or systemic. These consequences include (1) state or federal agencies imposing fines, penalties and other sanctions on the Company; (2) loss of the Company’s right to participate in the Medicare or Medicaid programs or one or more third party payor networks; (3) indemnity claims asserted by customers and others for which the Company provides services; and (4) damage to the Company’s reputation in various markets, which could adversely affect the Company’s ability to attract patients, residents and employees.

The Company has responded to extensive document subpoenas and requests for employee interviews from the U.S. Attorney’s Office in Boston, Massachusetts concerning the operations of RehabCare Group, Inc. (“RehabCare”), a therapy services company acquired by the Company on June 1, 2011. The DOJ asserts, among other things, that rehabilitation therapy services provided to patients in skilled nursing centers were not delivered or billed in accordance with Medicare requirements (including possible violations of the federal False Claims Act), and that there may have been questionable financial arrangements between RehabCare and a vendor and certain skilled nursing facility customers (including possible violations of the federal Anti-Kickback Statute). The Company has been cooperating fully with the DOJ investigation. The Company is

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 15 – LEGAL AND REGULATORY PROCEEDINGS (Continued)

engaged in active discussions with the DOJ in an effort to find a mutually acceptable resolution to this investigation. Based on the progress of those settlement discussions, the Company accrued an estimated loss contingency reserve of $95 million in the first quarter of 2015. In the event the Company is able to reach a mutually agreeable settlement with the DOJ, the Company estimates that the financial component of such a settlement could range from $95 million to $125 million. The Company has accrued the estimated loss contingency at the minimum of the estimated range, in accordance with GAAP, as no amount within that range is a better estimate than any other amount. No tax benefit related to the loss contingency reserve has been recorded as it is not possible to determine tax deductibility. In the event a settlement cannot be reached, the amount of possible loss in excess of the Company’s accrual cannot be estimated at this time and such loss could have a material adverse effect on the Company’s business, financial position, results of operations and liquidity. The discussions are ongoing, and until they are concluded, there can be no certainty about the timing or likelihood of a definitive resolution, the scope of any potential restrictions that may be agreed upon in connection with a settlement or the cost of a final settlement.

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

Four wage and hour class action lawsuits were previously pending against the Company in federal district court for the Central District of California. Each case pertained to alleged errors made by the Company with respect to regular pay and overtime pay calculations, waiting times, meal period waivers and wage statements under California law. The Company tentatively settled these lawsuits in June 2014, subject to finalizing settlement details. Preliminary court approval was obtained in September 2014, and final court approval of the class action settlement was entered on April 2, 2015 in connection with the Company’s payment of $16.6 million. The Company had previously recorded a $16.6 million loss provision related to these lawsuits.

As a result of the decertification of a wage and hour class action lawsuit (Rindfleisch v. Gentiva), single-plaintiff lawsuits with identical claims have been filed against the Company. Including Rindfleisch, which has four plaintiffs, there are 411 lawsuits pending in federal district court for the Northern District of Georgia and assigned to various judges. These lawsuits pertain to a compensation plan that paid Gentiva’s home health employees on both a per visit and an hourly basis, thereby allegedly voiding their FLSA exempt status and entitling them to overtime pay. The plaintiffs in these lawsuits are seeking attorneys’ fees and costs, back wages and liquidated damages going back three years from the filings of the complaints under the FLSA. No estimate of the possible loss or range of loss resulting from these lawsuits can be made at this time. The Company disputes the allegations made in these lawsuits and will defend any related claims vigorously.

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

The Company previously received notice that two Gentiva shareholders, holding a total of 505,750 shares of Gentiva Common Stock, had exercised their appraisal rights to seek Delaware judicial review of the consideration paid for their shares as part of the Gentiva Merger. The Company entered into separate settlement agreements with each shareholder in the second quarter of 2015 pursuant to which the Company has been released of all related claims.

Ordinary course matters—in addition to the matters described above, the Company is subject to investigations, claims and lawsuits in the ordinary course of business, including investigations resulting from the Company’s obligation to self-report suspected violations of law by the Company and professional liability claims. In many of these claims, plaintiffs’ attorneys are seeking significant fines and compensatory and punitive damages, along with attorneys’ fees. The Company maintains professional and general liability insurance in amounts and coverage that management believes are sufficient for the Company’s operations. However, the Company’s insurance may not cover all claims against the Company or the full extent of the Company’s liability.

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
●

the impact of the final rules issued by CMS on August 1, 2012 (the “2012 CMS Rules”), which among other things, reduced Medicare reimbursement to the Company’s TC hospitals in 2013 and beyond by imposing a budget neutrality adjustment and modifying the short-stay outlier rules,

●

the impact of the final rules issued by CMS on July 29, 2011, which among other things, significantly reduced Medicare reimbursement to the Company’s nursing centers and changed payments for the provision of group therapy services effective October 1, 2011,

●

the impact of the Budget Control Act of 2011 (as amended by the American Taxpayer Relief Act of 2012 (the “Taxpayer Relief Act”)) which instituted an automatic 2% reduction on each claim submitted to Medicare beginning April 1, 2013,

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Cautionary Statement (Continued)

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
●

the impact of the Company’s significant level of indebtedness on its funding costs, operating flexibility and ability to fund ongoing operations, development capital expenditures or other strategic acquisitions with additional borrowings,

●

the Company’s ability to successfully redeploy capital in pursuit of its business strategy and pursue the Company’s development activities, including through acquisitions, and successfully integrate new operations, including the realization of anticipated revenues, economies of scale, cost savings and productivity gains associated with such operations, as and when planned, including the potential impact of unanticipated issues, expenses and liabilities associated with those activities,

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

The Company is a healthcare services company that through its subsidiaries operates TC hospitals, a home health, hospice and community care business, IRFs, a contract rehabilitation services business, nursing centers and assisted living facilities across the United States. At June 30, 2015, the Company’s hospital division operated 96 TC hospitals (7,124 licensed beds) in 22 states. The Company’s Kindred at Home division (formerly known as the care management division) primarily provided home health, hospice and community care services from 656 sites of service in 41 states. The Company’s rehabilitation division (now known as Kindred Rehabilitation Services) provided rehabilitation services primarily in hospitals and long-term care settings and operated 16 IRFs (829 licensed beds). The Company’s nursing center division operated 90 nursing centers (11,535 licensed beds) and seven assisted living facilities (375 licensed beds) in 18 states.

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

Operating results in the second quarter of 2015 included transaction and integration costs totaling $2 million, retention and severance costs totaling $2 million and a lease termination charge of $0.2 million related to the Gentiva Merger. Operating results for the six months ended June 30, 2015 included transaction and integration costs totaling $34 million, retention and severance costs totaling $57 million, a lease termination charge of $1 million and financing costs totaling $23 million related to the Gentiva Merger. Operating results in both the second quarter of 2014 and for the six months ended June 30, 2014 included transaction costs totaling $2 million related to the Gentiva Merger. See note 2 of the notes to unaudited condensed consolidated financial statements.

Discontinued operations

The Company has completed several strategic divestitures or planned divestitures to improve its future operating results. For accounting purposes, the operating results of these businesses and the gains, losses or impairments associated with these transactions were classified as discontinued operations in the accompanying unaudited condensed consolidated statement of operations for all periods presented in accordance with the authoritative guidance in effect through December 31, 2014. Effective January 1, 2015, the authoritative guidance modified the requirements for reporting discontinued operations. A disposal is now required to be reported in discontinued operations only if the disposal represents a strategic shift that has (or will have) a major effect on the Company’s operations and financial results.

Assets held for sale at June 30, 2015 have been measured at the lower of carrying value or estimated fair value less costs of disposal and have been classified as held for sale in the accompanying unaudited condensed consolidated balance sheet.

On December 27, 2014, the Company entered into an agreement with Ventas to transition the operations under the leases for the 2014 Expiring Facilities. Each lease will terminate when the operation of such nursing center is transferred to a new operator, which is expected to occur during 2015. The current lease term for eight of these nursing centers is scheduled to expire on April 30, 2018. The current lease term for the ninth of these nursing centers is scheduled to expire on April 30, 2020. The Company will continue to operate these facilities until operations are transferred. During the second quarter of 2015, the Company transferred the operations of two of the 2014 Expiring Facilities, resulting in a gain on divestiture of $2 million ($1 million net of income taxes). For accounting purposes, the 2014 Expiring Facilities qualified as assets held for sale and the Company reflected the operating results as discontinued

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

General (Continued)

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

Critical Accounting Policies

Management’s discussion and analysis of financial condition and results of operations are based upon the Company’s consolidated financial statements which have been prepared in accordance with GAAP. The preparation of these financial statements requires the use of estimates and judgments that affect the reported amounts and related disclosures of commitments and contingencies. The Company relies on historical experience and on various other assumptions that management believes to be reasonable under the circumstances to make judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates.

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

The provision for doubtful accounts totaled $12 million and $8 million in the second quarter of 2015 and 2014, respectively, and $21 million and $15 million for the six months ended June 30, 2015 and 2014, respectively.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Critical Accounting Policies (Continued)

Allowances for insurance risks (Continued)

The allowance for professional liability risks includes an estimate of the expected cost to settle reported claims and an amount, based upon past experiences, for losses incurred but not reported. These risks are necessarily based upon estimates and, while management believes that the provision for loss is adequate, the ultimate liability may be in excess of, or less than, the amounts recorded. To the extent that expected ultimate claims costs vary from historical provisions for loss, future earnings will be charged or credited.

Provisions for loss for professional liability risks retained by the Company’s limited purpose insurance subsidiary have been discounted based upon actuarial estimates of claim payment patterns using a discount rate of 1% to 5% depending upon the policy year. The discount rate was 1% for the 2015 and 2014 policy years. The discount rates are based upon the risk free interest rate for the respective year. Amounts equal to the discounted loss provision are funded annually. The Company does not fund the portion of professional liability risks related to estimated claims that have been incurred but not reported. Accordingly, these liabilities are not discounted. The allowance for professional liability risks aggregated $329 million at June 30, 2015 and $308 million at December 31, 2014. If the Company did not discount any of the allowances for professional liability risks, these balances would have approximated $332 million at June 30, 2015 and $310 million at December 31, 2014.

Changes in the number of professional liability claims and the cost to settle these claims significantly impact the allowance for professional liability risks. A relatively small variance between the Company’s estimated and actual number of claims or average cost per claim could have a material impact, either favorable or unfavorable, on the adequacy of the allowance for professional liability risks. For example, a 1% variance in the allowance for professional liability risks at June 30, 2015 would impact the Company’s operating income by approximately $3 million.

The provision for professional liability risks (continuing operations), including the cost of coverage maintained with unaffiliated commercial insurance carriers, aggregated $14 million and $15 million in the second quarter of 2015 and 2014, respectively, and $31 million and $29 million for the six months ended June 30, 2015 and 2014, respectively.

Provisions for loss for workers compensation risks retained by the Company’s limited purpose insurance subsidiary are not discounted and amounts equal to the loss provision are funded annually. The allowance for workers compensation risks aggregated $266 million at June 30, 2015 and $189 million at December 31, 2014. The provision for workers compensation risks (continuing operations), including the cost of coverage maintained with unaffiliated commercial insurance carriers, aggregated $14 million and $9 million in the second quarter of 2015 and 2014, respectively, and $29 million and $17 million for the six months ended June 30, 2015 and 2014, respectively. Workers compensation cost increased in both the second quarter of 2015 and for the six months ended June 30, 2015 compared to the same periods in 2014 primarily as a result of the Gentiva Merger.

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

The Company’s effective income tax rate was 42.0% and 38.3% in the second quarter of 2015 and 2014, respectively, and 3.2% and 37.9% for the six months ended June 30, 2015 and 2014, respectively. The increase in the effective tax rate in the second quarter of 2015 was primarily attributable to an increase in the annualized pretax income estimate for 2015 and the related impact to adjust the income tax provision for the six months ended June 30, 2015. The decrease in the effective tax rate for the six months ended June 30, 2015 was primarily attributable to transaction costs that are not deductible for income tax purposes and having no tax benefit recorded for a $95 million litigation contingency loss reserve for the six months ended June 30, 2015 as it is not possible to determine the tax deductibility of the contingency. See note 15 of the notes to unaudited condensed consolidated financial statements. The Company is reporting income from continuing operations before income taxes of $58 million and an income tax provision of $25 million in the second quarter of 2015 as compared to a loss from continuing operations before income taxes of $33 million and an income tax benefit of $12 million in the second quarter of 2014. The Company is reporting a loss from continuing operations before income taxes of $104 million and an income tax benefit of $3 million for the six months ended June 30, 2015 as compared to income from continuing operations before income taxes of $4 million and an income tax provision of $2 million for the six months ended June 30, 2014.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Critical Accounting Policies (Continued)

Accounting for income taxes (Continued)

There are significant uncertainties with respect to capital loss carryforwards that could affect materially the realization of certain deferred tax assets. Accordingly, the Company has recognized deferred tax assets to the extent it is more likely than not they will be realized and a valuation allowance is provided for deferred tax assets to the extent that it is uncertain that the deferred tax asset will be realized. The Company recognized net deferred tax assets totaling $84 million and $94 million at June 30, 2015 and December 31, 2014, respectively.

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

In accordance with the authoritative guidance for goodwill and other intangible assets, the Company is required to perform an impairment test for goodwill and indefinite-lived intangible assets at least annually or more frequently if adverse events or changes in circumstances indicate that the asset may be impaired. The Company performs its annual goodwill impairment test at the end of each fiscal year for each of its reporting units. A reporting unit is either an operating segment or one level below the operating segment, referred to as a component. When the components within the Company’s operating segments have similar economic characteristics, the Company aggregates the components of its operating segments into one reporting unit. Accordingly, the Company has determined that its reporting units are hospitals, home health, hospice, community care, hospital rehabilitation services, inpatient rehabilitation hospitals, skilled nursing rehabilitation services (now known as RehabCare) and nursing centers. The hospital rehabilitation services and inpatient rehabilitation hospitals reporting units are both included in the hospital rehabilitation services operating segment (now known as Kindred Hospital Rehabilitation Services). The community care reporting unit is included in the home health business segment of the Kindred at Home division. The carrying value of goodwill for each of the Company’s reporting units at June 30, 2015 and December 31, 2014 follows (in thousands):

	June 30, 2015	December 31, 2014
Hospitals	$628,519	$679,480
Kindred at Home:
Home health	730,443	117,589
Hospice	633,736	26,910
Community care	164,773	–
	1,528,952	144,499
Kindred Rehabilitation Services:
Kindred Hospital Rehabilitation Service contracts	173,618	173,618
Inpatient rehabilitation hospitals	312,239	–
RehabCare	–	–
	485,857	173,618
Nursing centers	–	–
	$2,643,328	$997,597

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

The Company has determined that during the six months ended June 30, 2015, there were no events or changes in circumstances since December 31, 2014, other than as described below, requiring an interim impairment test. Although the Company has determined that there were no goodwill or other indefinite-lived intangible asset impairments as of June 30, 2015, adverse changes in the operating environment and related key assumptions used to determine the fair value of the Company’s reporting units and indefinite-lived intangible assets or declines in the value of the Company’s common stock may result in future impairment charges for a portion or all of these assets. Specifically, if the rate of growth of government and commercial revenues earned by the Company’s reporting units were to be less than projected or if healthcare reforms were to negatively impact the Company’s business, an impairment charge of a portion or all of these assets may be required.

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

The annual impairment tests for certain of the Company’s indefinite-lived intangible assets are performed as of May 1, July 1, September 1, October 1 and November 30 while all others are performed as of December 31. No impairment charges were recorded in connection with the annual impairment tests performed at May 1, 2015 or at each of the dates in 2014. The impairment test at May 1, 2015 for the RehabCare trade name indicated that the excess fair value was only 12% higher than the carrying value. A change in one of the significant assumptions such as revenue growth or royalty rate could have a material effect on the fair value of the trade name.

During the six months ended June 30, 2015, the Company recorded an asset impairment charge of $7 million related to previously acquired home health and hospice trade names after the decision in the first quarter of 2015 to rebrand to the Kindred at Home trade name. These charges reflect the amount by which the carrying value exceeded its estimated fair value. The fair value of the trade names was measured using Level 3 unobservable inputs, primarily economic obsolescence.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Recently Issued Accounting Requirements

In April 2015, the FASB issued authoritative guidance on accounting for fees paid in a cloud computing arrangement. The new provisions will help entities determine whether a cloud computing arrangement contains a software license that should be accounted for as internal-use software and capitalized or as a service contract. For public companies, the new standard is effective for annual periods, including interim periods, beginning after December 15, 2015. Early adoption is permitted and transition may be elected retrospectively or prospectively. The Company is still assessing this guidance.

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

In May 2014, the FASB issued authoritative guidance which changes the requirements for recognizing revenue when entities enter into contracts with customers. Under the new provisions, an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. It also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In July 2015, the FASB finalized a one year deferral of the new revenue standard with an updated effective date for annual and interim periods beginning on or after December 15, 2017. Entities are not permitted to adopt the standard earlier than the original effective date, which was on or after December 15, 2016. The Company is still assessing this guidance.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Results of Operations – Continuing Operations

  A summary of the Company’s operating data follows (unaudited):

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2015	2014	2015	2014
Revenues:
Hospital division	$627,206	$612,517	$1,267,689	$1,239,762
Kindred at Home:
Home health	427,820	75,502	728,687	150,293
Hospice	178,005	12,484	297,062	25,397
	605,825	87,986	1,025,749	175,690
Kindred Rehabilitation Services:
Kindred Hospital Rehabilitation Services	152,544	94,963	304,108	188,140
RehabCare	236,791	253,694	489,386	507,637
	389,335	348,657	793,494	695,777
Nursing center division	273,870	264,437	548,178	527,027
	1,896,236	1,313,597	3,635,110	2,638,256
Eliminations:
Kindred Hospital Rehabilitation Services	(23,201)	(22,855)	(47,203)	(46,088)
RehabCare	(38,262)	(28,485)	(76,051)	(56,639)
Nursing centers	(1,298)	(860)	(2,414)	(1,522)
	(62,761)	(52,200)	(125,668)	(104,249)
	$1,833,475	$1,261,397	$3,509,442	$2,534,007
Income (loss) from continuing operations:
Operating income (loss):
Hospital division	$130,967	$131,990	$265,078	$271,495
Kindred at Home:
Home health	72,329	5,048	118,025	7,893
Hospice	26,238	2,017	42,717	3,869
	98,567	7,065	160,742	11,762
Kindred Rehabilitation Services:
Kindred Hospital Rehabilitation Services	44,531	25,572	89,095	51,282
RehabCare	14,681	19,687	30,389	37,703
	59,212	45,259	119,484	88,985
Nursing center division	39,877	35,409	76,840	72,981
Support center	(70,209)	(48,808)	(136,774)	(93,264)
Litigation contingency expense	(3,925)	(4,600)	(98,925)	(4,600)
Impairment charges	−	−	(6,726)	−
Transaction costs	(5,216)	(4,496)	(99,918)	(5,179)
Operating income	249,273	161,819	279,801	342,180
Rent	(96,402)	(77,699)	(188,542)	(156,229)
Depreciation and amortization	(38,625)	(39,172)	(77,560)	(78,264)
Interest, net	(56,140)	(78,081)	(117,917)	(103,698)
Income (loss) from continuing operations before income taxes	58,106	(33,133)	(104,218)	3,989
Provision (benefit) for income taxes	24,396	(12,683)	(3,340)	1,512
	$33,710	$(20,450)	$(100,878)	$2,477

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Results of Operations – Continuing Operations (Continued)

Operating data:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Hospital division:
End of period data:
Number of transitional care hospitals	96	97
Number of licensed beds	7,124	7,145
Revenue mix %:
Medicare	55.2	58.2	56.0	59.0
Medicaid	5.3	6.8	5.4	6.7
Medicare Advantage	11.6	11.2	11.7	11.3
Medicaid Managed	5.6	3.0	5.2	2.7
Commercial insurance and other	22.3	20.8	21.7	20.3
Admissions:
Medicare	8,267	8,555	17,042	17,593
Medicaid	610	896	1,220	1,715
Medicare Advantage	1,352	1,389	2,907	2,824
Medicaid Managed	675	381	1,318	698
Commercial insurance and other	1,815	1,885	3,683	3,799
	12,719	13,106	26,170	26,629
Patient days:
Medicare	218,577	220,035	447,060	450,385
Medicaid	25,213	32,619	53,876	65,331
Medicare Advantage	44,740	43,027	93,188	87,052
Medicaid Managed	24,833	13,191	46,846	23,924
Commercial insurance and other	62,922	59,293	125,163	118,860
	376,285	368,165	766,133	745,552
Average length of stay:
Medicare	26.4	25.7	26.2	25.6
Medicaid	41.3	36.4	44.2	38.1
Medicare Advantage	33.1	31.0	32.1	30.8
Medicaid Managed	36.8	34.6	35.5	34.3
Commercial insurance and other	34.7	31.5	34.0	31.3
Weighted average	29.6	28.1	29.3	28.0
Revenues per admission:
Medicare	$41,892	$41,670	$41,681	$41,578
Medicaid	54,795	46,106	56,194	48,392
Medicare Advantage	53,578	49,352	51,080	49,511
Medicaid Managed	51,950	48,814	49,408	48,355
Commercial insurance and other	77,110	67,679	74,719	66,258
Weighted average	49,312	46,736	48,440	46,557
Revenues per patient day:
Medicare	$1,584	$1,620	$1,589	$1,624
Medicaid	1,326	1,266	1,272	1,270
Medicare Advantage	1,619	1,593	1,593	1,606
Medicaid Managed	1,412	1,410	1,390	1,411
Commercial insurance and other	2,224	2,152	2,199	2,118
Weighted average	1,667	1,664	1,655	1,663
Medicare case mix index (discharged patients only)	1.163	1.182	1.165	1.177
Average daily census	4,135	4,046	4,233	4,119
Occupancy %	66.1	64.6	67.6	65.9

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Results of Operations – Continuing Operations (Continued)

Operating data (Continued):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Kindred at Home:
Home health:
Sites of service (at end of period)	411	146
Revenue mix %:
Medicare	80.4	81.4	80.6	81.1
Medicaid	2.1	2.5	2.0	2.6
Commercial and other	7.9	10.8	7.8	11.3
Commercial paid at episodic rates	9.6	5.3	9.6	5.0
Episodic revenues ($ 000s)	$324,027	$58,670	$554,018	$116,096
Total episodic admissions	67,808	10,220	116,895	21,093
Medicare episodic admissions	59,394	9,466	102,567	19,587
Total episodes	109,599	21,111	189,494	42,631
Episodes per admission	1.62	2.07	1.62	2.02
Revenue per episode	$2,956	$2,779	$2,924	$2,723
Hospice:
Sites of service (at end of period)	185	34
Admissions	12,574	830	21,437	1,747
Average length of stay	93	93	93	94
Patient days	1,190,604	80,839	1,976,423	165,321
Revenue per patient day	$150	$154	$150	$154
Average daily census	13,084	888	10,919	913
Kindred Rehabilitation Services:
Kindred Hospital Rehabilitation Services:
Freestanding IRFs:
End of period data:
Number of IRFs	16	5
Number of licensed beds	829	215
Discharges (a)	3,927	1,121	7,733	2,174
Occupancy % (a)	71.5	71.6	72.3	71.6
Average length of stay (a)	13.1	12.5	13.4	12.8
Revenue per discharge (a)	$19,325	$17,519	$19,420	$17,871
Contract services:
Sites of service (at end of period):
Inpatient rehabilitation units	99	104
LTAC hospitals	120	118
Sub-acute units	8	9
Outpatient units	139	143
	366	374
Revenue per site	$209,436	$201,400	$420,587	$396,557
RehabCare:
Sites of service (at end of period)	1,789	1,863
Revenue per site	$132,359	$136,175	$270,465	$273,368

(a)	Excludes non-consolidated IRF.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Results of Operations – Continuing Operations (Continued)

Operating data (Continued):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Nursing center division:
End of period data:
Number of facilities:
Nursing center:
Owned or leased	86	85
Managed	4	4
Assisted living facilities	7	6
	97	95
Number of licensed beds:
Nursing center:
Owned or leased	11,050	11,006
Managed	485	485
Assisted living facilities	375	341
	11,910	11,832
Revenue mix %:
Medicare	30.5	32.2	31.6	32.4
Medicaid	38.9	39.4	38.3	39.6
Medicare Advantage	8.6	8.1	8.8	8.4
Medicaid Managed	5.4	3.7	5.1	3.5
Private and other	16.6	16.6	16.2	16.1
Patient days (a):
Medicare	133,991	142,670	282,387	285,898
Medicaid	444,757	469,800	892,645	947,623
Medicare Advantage	51,947	48,248	107,323	99,655
Medicaid Managed	82,280	54,396	153,868	102,818
Private and other	139,716	143,658	277,746	284,118
	852,691	858,772	1,713,969	1,720,112
Patient day mix % (a):
Medicare	15.7	16.6	16.5	16.6
Medicaid	52.2	54.7	52.1	55.1
Medicare Advantage	6.1	5.6	6.2	5.8
Medicaid Managed	9.6	6.4	9.0	6.0
Private and other	16.4	16.7	16.2	16.5
Revenues per patient day (a):
Medicare Part A	$573	$553	$570	$553
Total Medicare (including Part B)	623	598	614	597
Medicaid	239	222	235	220
Medicaid (net of provider taxes) (b)	215	200	207	198
Medicare Advantage	453	444	450	445
Medicaid Managed	181	179	180	177
Private and other	326	306	319	299
Weighted average	321	308	320	306
Average daily census (a)	9,370	9,437	9,469	9,503
Admissions (a)	9,831	9,621	20,207	19,410
Occupancy % (a)	79.6	80.7	80.4	81.2
Medicare average length of stay (a)	28.9	29.8	28.9	29.7

(a)	Excludes managed facilities.
(b)	Provider taxes are recorded in general and administrative expenses for all periods presented.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Results of Operations – Continuing Operations (Continued)

Hospital division

Revenues increased 2% to $627 million in the second quarter of 2015 compared to $613 million for the same period in 2014 and increased 2% to $1.27 billion for the six months ended June 30, 2015 compared to $1.24 billion for the same period in 2014. The increase in revenues in both periods was primarily a result of an increase in revenues per admission, offset partially by an aggregate decline in admissions. Average length of stay increased to 29.6 days in the second quarter of 2015 compared to 28.1 days for the same period in 2014, which contributed to a 2% increase in average daily census. Average length of stay increased to 29.3 days for the six months ended June 30, 2015 compared to 28.0 days in the same period in 2014, which contributed to a 3% increase in average daily census.

Operating income in the second quarter of 2015 included $0.6 million related to the closure of a hospital. Operating income for the six months ended June 30, 2015 included $0.6 million of costs related to the closure of a hospital and $0.7 million of costs related to a cancelled development project. Excluding these charges, operating margins declined to 21.0% in the second quarter of 2015 compared to 21.5% for the same period in 2014 and declined to 21.0% for the six months ended June 30, 2015 compared to 21.9% for the same period in 2014. The decline in operating margins for both periods was primarily a result of admissions decline and changes in payor mix and patient acuity.

Average hourly wage rates increased 2% in both the second quarter of 2015 and for the six months ended June 30, 2015 compared to the same periods in 2014. Employee benefit costs increased 7% in the second quarter of 2015 compared to the same period in 2014, primarily as a result of an increase in health and compensated absences expenses. Employee benefit costs increased 5% for the six months ended June 30, 2015 compared to the same period in 2014, primarily as a result of an increase in workers compensation and compensated absences expenses.

Professional liability costs were $8 million and $9 million in the second quarter of 2015 and 2014, respectively, and $18 million and $17 million for the six months ended June 30, 2015 and 2014, respectively.

Kindred at Home

Home health

Revenues increased to $428 million in the second quarter of 2015 compared to $75 million for the same period in 2014 and increased to $729 million for the six months ended June 30, 2015 compared to $150 million for the same period in 2014, primarily as a result of the Gentiva Merger. The Gentiva Merger, which added 288 sites of service to the Company’s home health operations beginning February 2, 2015, contributed $355 million in revenues in the second quarter of 2015 and $584 million for the five months of operations since the date of acquisition.

Operating income in the second quarter of 2015 included $1 million of costs associated with closing two locations and for the six months ended June 30, 2015 included $2 million of costs associated with closing five locations. Operating income for both the second quarter of 2014 and for the six months ended June 30, 2014 included $1 million of severance costs. Excluding these charges, operating margins increased to 17.0% in the second quarter of 2015 compared to 7.6% for the same period in 2014 and increased to 16.4% for the six months ended June 30, 2015 compared to 5.7% for the same period in 2014. The increase in operating margins for both periods was primarily due to the Gentiva Merger and cost efficiencies associated with the larger scale of the Company’s home health operations as compared to the same periods in 2014, and to a lesser extent, due to the reallocation of resources and costs associated with segment overhead from home health operations to hospice operations beginning in the third quarter of 2014.

Hospice

Revenues increased to $178 million in the second quarter of 2015 compared to $12 million for the same period in 2014 and increased to $297 million for the six months ended June 30, 2015 compared to $25 million for the same period in 2014, primarily as a result of the Gentiva Merger. The Gentiva Merger, which added 163 sites of service to the Company’s hospice operations beginning February 2, 2015, contributed $165 million in revenues in the second quarter of 2015 and $271 million for the five months of operations since the date of acquisition.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Results of Operations – Continuing Operations (Continued)

Kindred at Home (Continued)

Hospice (Continued)

Operating income in the second quarter of 2015 included $1.6 million of costs associated with closing four locations and for the six months ended June 30, 2015 included $2 million of costs associated with closing six locations. Operating income for both the second quarter of 2014 and for the six months ended June 30, 2014 included $0.1 million of severance costs. Excluding these charges, operating margins declined to 15.7% in the second quarter of 2015 compared to 17.1% for the same period in 2014 and declined to 15.1% for the six months ended June 30, 2015 compared to 15.7% for the same period in 2014. The decline in operating margins for both periods was primarily due to the reallocation of resources and costs associated with segment overhead from home health operations to hospice operations beginning in the third quarter of 2014.

Kindred Rehabilitation Services

Kindred Hospital Rehabilitation Services

Revenues increased 61% to $153 million in the second quarter of 2015 compared to $95 million for the same period in 2014 and increased 62% to $304 million for the six months ended June 30, 2015 compared to $188 million for the same period in 2014. The increase in revenues for both periods was primarily attributable to the Centerre Acquisition, which added 11 freestanding IRFs to the Company’s hospital rehabilitation services operations beginning January 1, 2015. Revenues associated with the Centerre Acquisition were $57 million in the second quarter of 2015 and $112 million for the six months ended June 30, 2015.

Operating income for both the second quarter of 2014 and for the six months ended June 30, 2014 included $0.1 million of severance costs. Excluding this charge, operating margins increased to 29.2% in the second quarter of 2015 compared to 27.1% for the same period in 2014 and increased to 29.3% for the six months ended June 30, 2015 compared to 27.3% for the same period in 2014, primarily as a result of efficiencies gained from the Centerre Acquisition.

Employee benefit costs increased 59% in the second quarter of 2015 compared to the same period in 2014 and increased 54% for the six months ended June 30, 2015 compared to the same period in 2014, primarily as a result of the Centerre Acquisition.

RehabCare

Revenues declined 7% to $236 million in the second quarter of 2015 compared to $254 million for the same period of 2014 and declined 4% to $489 million for the six months ended June 30, 2015 compared to $508 million for the same period in 2014. The decline in revenues was primarily attributable to a net loss of 40 customer contract sites of service in the second quarter of 2015 and 146 customer contract sites of service for the six months ended June 30, 2015. The loss of customer contract sites of service in both periods was primarily attributable to skilled nursing center consolidations, competition and customers moving therapy services in-house. Revenues derived from non-affiliated customers aggregated $198 million and $225 million in the second quarter of 2015 and 2014, respectively, and $413 million and $451 million for the six months ended June 30, 2015 and 2014, respectively.

Operating income for both the second quarter of 2014 and for the six months ended June 30, 2014 included $0.2 million of severance costs. Operating income for the six months ended June 30, 2015 included $1 million of severance costs. Excluding these charges, operating margins declined to 6.2% in the second quarter of 2015 compared to 7.8% for the same period of 2014 and declined to 6.4% for the six months ended June 30, 2015 compared to 7.5% for the same period of 2014. The decline in operating margins for both periods was primarily attributable to the net loss of customer contract sites of service and related cost inefficiencies.

Employee benefit costs were relatively unchanged in the second quarter of 2015 and for the six months ended June 30, 2015 compared to the same periods of 2014.

Nursing center division

Revenues increased 4% to $274 million in the second quarter of 2015 compared to $264 million for the same period of 2014 and increased 4% to $548 million for the six months ended June 30, 2015 compared to $527 million for the same period of 2014. The increase in revenues for both periods was primarily a result of an increase in admissions and aggregate revenue rates. Admissions increased 2% in the second quarter of 2015 and 4% for the six months ended June 30, 2015 compared to the same periods of 2014. Average daily census declined 1% in the second quarter of 2015 compared to the same period in 2014 and was relatively unchanged for the six months ended June 30, 2015 compared to the same period of 2014.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Results of Operations – Continuing Operations (Continued)

Nursing center division (Continued)

Operating income in both the second quarter of 2015 and for the six months ended June 30, 2015 included $0.6 million of costs related to abandoned development projects. Operating income in both the second quarter of 2014 and for the six months ended June 30, 2014 included $3 million of severance costs. Excluding these charges, operating margins increased to 14.8% in the second quarter of 2015 compared to 14.6% for the same period in 2014, primarily as a result of increased admissions and improved revenue rates. Excluding these charges, operating margins declined to 14.1% for the six months ended June 30, 2015 compared to 14.5% for the same period in 2014, primarily as a result of a 3% reduction in Medicare average length of stay and an increase in provider tax expenses.

Average hourly wage rates were relatively unchanged in both the second quarter of 2015 and for the six months ended June 30, 2015 compared to the same periods of 2014. Employee benefit costs increased 3% in the second quarter of 2015 compared to the same period in 2014, primarily as a result of an increase in health and compensated absences expenses. Employee benefit costs increased 4% for the six months ended June 30, 2015 compared to the same period in 2014, primarily as a result of an increase in workers compensation and compensated absences expenses.

Professional liability costs were $4 million and $5 million in the second quarter of 2015 and 2014, respectively, and $9 million and $10 million for the six months ended June 30, 2015 and 2014, respectively.

Support center

Operating income for the Company’s operating divisions excludes allocations of support center overhead. These costs aggregated $71 million and $49 million in the second quarter of 2015 and 2014, respectively, and $137 million and $93 million for the six months ended June 30, 2015 and 2014, respectively. The increase in support center overhead in both periods was primarily attributable to the Gentiva Merger and, for the six months ended June 30, 2015, severance and retirement costs of $4 million. As a percentage of consolidated revenues, support center overhead totaled 3.8% and 3.9% in the second quarter of 2015 and 2014, respectively, and 3.9% and 3.7% for the six months ended June 30, 2015 and 2014, respectively.

Transaction costs

Operating results included transaction, integration, retention and severance costs associated with the Gentiva Merger totaling $4 million and $2 million in the second quarter of 2015 and 2014, respectively. Operating results included transaction costs associated with other acquisition activities of $1 million and $2 million in the second quarter of 2015 and 2014, respectively. Operating results included transaction, integration, retention, severance and financing costs associated with the Gentiva Merger totaling $97 million and $2 million for the six months ended June 30, 2015 and 2014, respectively. Operating results included transaction costs associated with other acquisition activities of $3 million for both the six months ended June 30, 2015 and 2014, respectively. These transaction, integration, retention, severance and financing costs in all periods were included in general and administrative expenses.

Litigation contingency expense

The Company has responded to extensive document subpoenas and requests for employee interviews from the U.S. Attorney’s Office in Boston, Massachusetts concerning the operations of RehabCare, a therapy services company acquired by the Company on June 1, 2011. The DOJ asserts, among other things, that rehabilitation therapy services provided to patients in skilled nursing centers were not delivered or billed in accordance with Medicare requirements (including possible violations of the federal False Claims Act), and that there may have been questionable financial arrangements between RehabCare and a vendor and certain skilled nursing facility customers (including possible violations of the federal Anti-Kickback Statute). The Company has been cooperating fully with the DOJ investigation. The Company is engaged in active discussions with the DOJ in an effort to find a mutually acceptable resolution to this investigation. Based on the progress of those settlement discussions, the Company accrued an estimated loss contingency reserve of $95 million in the first quarter of 2015. In the event the Company is able to reach a mutually agreeable settlement with the DOJ, the Company estimates that the financial component of such a settlement could range from $95 million to $125 million. The Company has accrued the estimated loss contingency at the minimum of the estimated range, in accordance with GAAP, as no amount within that range is a better estimate than any other amount. No tax benefit related to the loss contingency reserve has been recorded as it is not possible to determine tax deductibility. In the event a settlement cannot be reached, the amount of possible loss in excess of the

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Results of Operations – Continuing Operations (Continued)

Litigation contingency expense (Continued)

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

Other expenses

Rent expense increased 24% to $97 million in the second quarter of 2015 compared to $78 million for the same period of 2014 and increased 21% to $189 million for the six months ended June 30, 2015 compared to $156 million for the same period of 2014. The increase in both periods was primarily attributable to the Gentiva Merger and the Centerre Acquisition. Rent expense in the second quarter of 2015 associated with the Gentiva Merger and the Centerre Acquisition was approximately $12 million and $5 million, respectively, and $20 million and $11 million, respectively, for the six months ended June 30, 2015.

Depreciation and amortization expense declined 1% to $38 million in the second quarter of 2015 compared to the same period of 2014 and declined 1% to $77 million for the six months ended June 30, 2015 compared to the same period of 2014. Depreciation expense was lower by approximately $4 million and $8 million in the second quarter of 2015 and for the six months ended June 30, 2015, respectively, due to changes in the estimated depreciable lives of certain medical and technology equipment effective January 1, 2015. Depreciation and amortization expense in the second quarter of 2015 associated with the Gentiva Merger and the Centerre Acquisition was $6 million and $0.6 million, respectively, and $10 million and $1 million, respectively, for the six months ended June 30, 2015.

Interest expense decreased to $57 million in the second quarter of 2015 compared to $80 million for the same period of 2014 and increased to $120 million for the six months ended June 30, 2015 compared to $106 million for the same period of 2014. Interest expense for the six months ended June 30, 2015 included $17 million in costs related to financing the Gentiva Merger. Interest expense in both the second quarter of 2014 and for the six months ended June 30, 2014 included $57 million of charges associated with debt refinancing. Excluding these financing costs, interest expense increased primarily as a result of long-term borrowings associated with the Gentiva Merger. See note 10 of the notes to unaudited condensed consolidated financial statements.

Consolidated results

Income from continuing operations before income taxes aggregated $58 million in the second quarter of 2015 compared to a loss from continuing operations before income taxes of $33 million for the same period of 2014. Loss from continuing operations before income taxes aggregated $104 million for the six months ended June 30, 2015 compared to income from continuing operations before income taxes of $4 million for the same period of 2014. Income from continuing operations aggregated $34 million in the second quarter of 2015 compared to a loss from continuing operations of $21 million for the same period of 2014. Loss from continuing operations aggregated $101 million for the six months ended June 30, 2015 compared to income from continuing operations of $2 million for the same period of 2014. Transaction and integration costs, litigation contingency expense, hospital, home health and hospice closing costs and write-off costs related to development projects negatively impacted consolidated pretax operating results by $13 million ($12 million net of income taxes) in the second quarter of 2015. Severance costs, litigation costs, interest expense related to debt refinancing and transaction costs negatively impacted consolidated pretax operating results by $71 million ($45 million net of income taxes) in the second quarter of 2014. Transaction and integration costs, pre-closing financing costs, litigation contingency expense, retirement and severance costs, hospital, home health and hospice closing costs, write-off costs related to development projects and impairment charges negatively impacted consolidated pretax operating results by $235 million ($184 million net of income taxes) for the six months ended June 30, 2015. Severance costs, litigation costs, interest expense related to debt refinancing and transaction costs negatively impacted consolidated pretax operating results by $72 million ($45 million net of income taxes) for the six months ended June 30, 2014.

Results of Operations – Discontinued Operations

Loss from discontinued operations aggregated $1 million in the second quarter of 2015 compared to $9 million for the same period of 2014 and aggregated $4 million for the six months ended June 30, 2015 compared to $16 million for the same period of 2014. The Company recorded a net gain of $1 million in the second quarter of 2015 compared to a net loss of $2 million for the same period of 2014 related to the divestiture of discontinued operations and recorded a net gain of $1 million for the six months ended June 30, 2015 compared to a net loss of $5 million for the same period of 2014 related to the divestiture of discontinued operations.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Results of Operations – Discontinued Operations (Continued)

On December 27, 2014, the Company entered into an agreement with Ventas to transition the operations under the leases for the 2014 Expiring Facilities. Each lease will terminate when the operation of such nursing center is transferred to a new operator, which is expected to occur during 2015. The current lease term for eight of these nursing centers is scheduled to expire on April 30, 2018. The current lease term for the ninth of these nursing centers is scheduled to expire on April 30, 2020. The Company will continue to operate these facilities until operations are transferred. During the second quarter of 2015, the Company transferred the operations of two of the 2014 Expiring Facilities, resulting in a gain on divestiture of $2 million ($1 million net of income taxes). For accounting purposes, the 2014 Expiring Facilities qualified as assets held for sale and the Company reflected the operating results as discontinued operations in the accompanying unaudited condensed consolidated statement of operations for all historical periods. Under the terms of the agreement, the Company incurred a $40 million termination fee in exchange for the early termination of the leases, which was paid to Ventas in January 2015.

Liquidity

Operating cash flows

Cash flows used in operations (including discontinued operations) aggregated $39 million for the six months ended June 30, 2015 compared to $66 million for the six months ended June 30, 2014. Operating cash flows for the six months ended June 30, 2015 were negatively impacted by $209 million for severance, retirement, Gentiva Merger transaction and pre-closing financing costs, litigation, other transaction costs and lease termination payments. Operating cash flows for the six months ended June 30, 2014 were negatively impacted by $95 million for litigation, retirement, severance, retention, financing and transaction payments. Excluding these items, cash flows from operations benefited from improved accounts receivable collections, the Gentiva Merger and the Centerre Acquisition.

The Company utilizes its ABL Facility to meet working capital needs and finance its acquisition and development activities. As a result, the Company typically carries minimal amounts of cash on its consolidated balance sheet. Based upon the Company’s expected operating cash flows and the availability of borrowings under the ABL Facility ($523 million at June 30, 2015), management believes that the Company has the necessary financial resources to satisfy its expected short-term and long-term liquidity needs.

A note receivable totaling $25 million was acquired in the Gentiva Merger. The note receivable was collected in full in July 2015 and the Company received all of the cash proceeds.

Dividends and other payments

During the first half of 2015, the Company paid a quarterly cash dividend of $0.12 per common share on June 10, 2015 to shareholders of record as of the close of business on May 20, 2015 and also paid a quarterly cash dividend of $0.12 per common share on April 1, 2015 to shareholders.

During the first half of 2014, the Company paid a quarterly cash dividend of $0.12 per common share on June 11, 2014 to shareholders of record as of the close of business on May 21, 2014 and also paid a quarterly cash dividend of $0.12 per common share on March 27, 2014 to shareholders.

The Company made an installment payment on the Company’s Units on June 1, 2015 to holders of record on May 15, 2015, which consisted of a quarterly installment payment of $18.75 per Unit. The Company also made an installment payment on the Company’s Units on March 2, 2015, which consisted of a quarterly installment payment of $18.75 per Unit, plus a one-time incremental payment of $1.25 per Unit for the period between November 25, 2014 and December 1, 2014, for a total payment of $20.00 per Unit. To the extent that any Unit has been separated into its constituent Purchase Contract and its constituent share of Mandatory Redeemable Preferred Stock, the installment payment is payable only on the constituent share of Mandatory Redeemable Preferred Stock.

Future declarations of quarterly dividends will be subject to the approval of Kindred’s Board of Directors. The current cash dividend funding on its common stock will require the use of approximately $40 million on an annual basis. The current cash funding of installment payments of the Company’s Units will require approximately $13 million on an annual basis through 2017.

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

• the Company issued approximately 15 million shares of its common stock through two common stock offerings (see note 11 of the notes to unaudited condensed consolidated financial statements) and issued 9.7 million shares of its common stock through the Stock Consideration (see note 2 of the notes to unaudited condensed consolidated financial statements);

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Liquidity (Continued)

Gentiva Merger

In connection with the Gentiva Merger, Kindred issued 9.7 million shares of common stock as part of the Stock Consideration (see note 2 of the notes to unaudited condensed consolidated financial statements).

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

As of June 30, 2015, holders of 80,621 Purchase Contracts elected early settlement. As a result, holders thereof received 43.0918 shares of common stock per Purchase Contract, resulting in approximately 3.5 million shares of common stock being issued by the Company.

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

April 2014 Debt Refinancing

On April 9, 2014, the Company completed the refinancing of substantially all of its then existing debt and incurred the following costs in the second quarter of 2014:

•	Unamortized deferred financing costs related to the Company’s prior ABL facility totaling $0.6 million ($0.4 million net of income taxes) were written-off and recorded as interest expense.
•

Unamortized deferred financing costs and original issue discount related to the Company’s Prior Term Loan Facility totaling $5 million ($3 million net of income taxes) were written-off and recorded as interest expense.

•

Unamortized deferred financing costs totaling $11 million ($7 million net of income taxes), the applicable premium totaling $36 million ($22 million net of income taxes) and interest expense for the period from April 9, 2014 to May 9, 2014 totaling $4 million ($2 million net of income taxes), all related to the Company’s prior $550 million, 8.25% senior notes due 2019, were written-off and recorded as interest expense.

Interest rate swaps

In December 2011, the Company entered into two interest rate swap agreements to hedge its floating interest rate on an aggregate of $225 million of debt outstanding under its Prior Term Loan Facility. The interest rate swaps had an effective date of January 9, 2012, and will expire on January 11, 2016. The Company is required to make payments based upon a fixed interest rate of 1.8925% calculated on the notional amount of $225 million. In exchange, the Company will receive interest on $225 million at a variable interest rate that is based upon the three-month LIBOR, subject to a minimum rate of 1.5%. The Company determined these interest rate swaps continue to qualify for cash flow hedge accounting treatment at June 30, 2015. However, an amendment to the Prior Term Loan Facility completed in May 2013 reduced the LIBOR floor from 1.5% to 1.0%, therefore some partial ineffectiveness will result through the expiration of the interest rate swap agreements.

In March 2014, the Company entered into an additional interest rate swap agreement to hedge its floating interest rate on an aggregate of $400 million of debt outstanding under the Term Loan Facility. On April 8, 2014, the Company completed a novation of a portion of its $400 million swap agreement to two new counterparties, each in the amount of $125 million. The original swap contract was not amended, terminated or otherwise modified. The interest rate swap had an effective date of April 9, 2014 and will expire on April 9, 2018 and continues to apply to the Term Loan Facility. The Company is required to make payments based upon a fixed interest rate of 1.867% calculated on the notional amount of $400 million. In exchange, the Company will receive interest on $400 million at a variable interest rate that is based upon the three-month LIBOR, subject to a minimum rate of 1.0%. The Company determined this interest rate swap continues to qualify for cash flow hedge accounting treatment at June 30, 2015.

The Company records the effective portion of the gain or loss on these derivative financial instruments in accumulated other comprehensive income (loss) as a component of stockholders’ equity and records the ineffective portion of the gain or loss on these derivative financial instruments as interest expense. For the three months and six months ended June 30, 2015 and 2014, the ineffectiveness related to the interest rate swaps was immaterial.

The aggregate fair value of the interest rate swaps recorded in other accrued liabilities was $5 million and $4 million at June 30, 2015 and December 31, 2014, respectively.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Capital Resources

Capital expenditures and acquisitions

Excluding acquisitions, routine capital expenditures (expenditures necessary to maintain existing facilities that generally do not increase capacity or add services) totaled $45 million and $46 million for the six months ended June 30, 2015 and 2014, respectively. Hospital development capital expenditures (primarily new and replacement facility construction) totaled $0.5 million for the six months ended June 30, 2014. Nursing center development capital expenditures (primarily the addition of transitional care services for higher acuity patients) totaled $6 million for the six months ended June 30, 2015 and $0.6 million for the six months ended June 30, 2014. Excluding acquisitions, the Company anticipates that routine capital spending for 2015 should approximate $120 million to $130 million and development capital spending should approximate $20 million to $30 million. Management expects that substantially all of these expenditures will be financed through internal sources or borrowings under the ABL Facility. Management believes that its capital expenditure program is adequate to improve and equip existing facilities. At June 30, 2015, the estimated cost to complete and equip construction in progress approximated $21 million.

Acquisition expenditures totaled $662 million for the six months ended June 30, 2015, primarily related to the Gentiva Merger and the Centerre Acquisition. See notes 2 and 3 of the notes to unaudited condensed consolidated financial statements. Acquisition expenditures totaled $24 million for the six months ended June 30, 2014, which were financed with operating cash flows and the Company’s ABL Facility.

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

The Company continues to analyze Medicare and internal data to estimate the number of its Medicare cases that would, on a static retrospective basis, be paid a full MS-LTC-DRG payment under LTAC PPS upon the implementation of new patient criteria versus receiving a site neutral rate. At present, prior to the implementation of new patient criteria, approximately 70% of the Company’s Medicare LTAC cases are paid a full MS-LTC-DRG payment under LTAC PPS, with the remaining approximately 30% of Medicare cases paid under the short-stay or very short-stay outlier payment process. At this time, and based primarily on 2013 data provided in the proposed regulations issued by CMS on April 17, 2015, the Company estimates a 30 percentage point shift in payment category for Medicare LTAC cases once the new patient criteria is fully phased in, resulting in, on a static prospective basis, an estimated 40% of the Company’s Medicare LTAC cases qualifying for the full MS-LTC-DRG payment under LTAC PPS, and with the remaining estimated 60% of the Company’s Medicare LTAC cases instead qualifying for either the site neutral rate or payment under the short-stay outlier payment process. These percentages do not reflect the significant efforts and actions the Company is and will be undertaking to expand its LTAC patient population and adapt its facility operations, business plans, programs and other initiatives to reduce and otherwise mitigate the financial and other impacts of the LTAC Legislation and new patient criteria.

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

area (“MSA Dominant hospital”). Admissions that exceed this “25 Percent Rule” are paid using IPPS. Patients transferred after they have reached the short-term acute care outlier payment status are not counted toward the admission threshold. Patients admitted prior to meeting the admission threshold, as well as Medicare patients admitted from a non co-located hospital, are eligible for the full payment under LTAC PPS. If the HIH’s admissions from the co-located hospital exceed the limit in a cost reporting period, Medicare will pay the lesser of: (1) the amount payable under LTAC PPS; or (2) the amount payable under IPPS, which will likely reduce the Company’s revenues for such admissions. At June 30, 2015, the Company operated 19 HIHs with 745 licensed beds.

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

The LTAC Legislation also imposes a new moratorium continuing through September 30, 2017 on the establishment and classification of new LTAC hospitals, LTAC satellite facilities and LTAC beds in existing LTAC hospitals or satellite hospitals. This moratorium will limit the Company’s ability to increase LTAC bed capacity, expand into new areas or increase bed capacity in existing markets that it serves. The Protecting Access to Medicare Act of 2014 enacted on April 1, 2014 (“PAMA”) moved the start date of this moratorium from January 1, 2015 to April 1, 2014 and provided three possible exceptions for any LTAC hospital or satellite facility that as of April 1, 2014: (1) began its qualifying period for payment as a LTAC hospital; (2) has a binding written contract with an outside, unrelated party for the development of a LTAC hospital or satellite facility and has expended at least 10% of the estimated cost of the project or if less, $2.5 million; or (3) has obtained an approved certificate of need.

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

The Taxpayer Relief Act was enacted on January 2, 2013. As noted above, this Act delayed by two months the automatic budget sequestration cuts established by the Budget Control Act of 2011. The Taxpayer Relief Act also: (1) reduced Medicare payments by an additional 25% for subsequent procedures when multiple therapy services are provided on the same day; (2) extended the Medicare

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Other Information (Continued)

Effects of inflation and changing prices (Continued)

The Budget Control Act of 2011 and the Taxpayer Relief Act (Continued)

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

The IMPACT Act will require PACs to begin reporting: (1) standardized patient assessment data at admission and discharge by October 1, 2018 for LTACs, IRFs and skilled nursing facilities and by January 1, 2019 for home health agencies; (2) new quality measures, including functional status, skin integrity, medication reconciliation, incidence of major falls, and patient preference regarding treatment and discharge at various intervals between October 1, 2016 and January 1, 2019; and (3) resource use measures, including Medicare spending per beneficiary, discharge to community, and hospitalization rates of potentially preventable readmissions by October 1, 2016 for LTAC hospitals, IRFs and skilled nursing facilities and by October 1, 2017 for home health agencies. The Secretary of HHS will provide confidential feedback to PACs one year after this data is provided and public reports two years thereafter. Failure to report such data when required would subject a facility to a two percent reduction in market basket prices then in effect. The Secretary of HHS will promulgate regulations by January 1, 2016 to require PACs to take certain of these quality, resource use and other measures into account in the discharge planning process.

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

The IMPACT Act also included provisions impacting Medicare-certified hospices, including: (1) increasing survey frequency for Medicare-certified hospices to once every 36 months; (2) imposing a medical review process for facilities with a high percentage of stays in excess of 180 days; and (3) updating the annual aggregate Medicare payment cap.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Other Information (Continued)

Effects of inflation and changing prices (Continued)

Hospital division

LTAC PPS maintains long-term acute care hospitals as a distinct provider type, separate from short-term acute care hospitals. Only providers certified as LTAC hospitals may be paid under this system. As of June 30, 2015, all of the Company’s 96 TC hospitals are certified as LTAC hospitals.

On July 31, 2015, CMS issued final regulations regarding Medicare reimbursement for LTAC hospitals for the federal fiscal year beginning October 1, 2015. Included in the final regulations are: (1) a market basket increase to the standard federal payment rate of 2.4%; (2) offsets to the standard federal payment rate mandated by the ACA of: (a) 0.5% to account for the effect of a productivity adjustment, and (b) 0.2% as required by statute; (3) a wage level budget neutrality factor of 1.000513 applied to the adjusted standard federal payment rate; (4) adjustments to area wage indexes; and (5) an increase in the high cost outlier threshold per discharge to $16,423.

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

On August 1, 2012, CMS issued the 2012 CMS Rules which, among other things: (1) began a three-year phase-in of a 3.75% budget neutrality adjustment which will reduce LTAC hospital rates by approximately 1.3% in each of 2013, 2014 and 2015; and (2) restored a payment reduction that will limit payments for very short-stay outliers that will reduce the Company’s TC hospital payments by approximately 0.5%.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Other Information (Continued)

Effects of inflation and changing prices (Continued)

Kindred at Home

On July 10, 2015, CMS issued proposed regulations regarding Medicare reimbursement for home health agencies effective January 1, 2016. Included in these regulations are a proposed market basket update of 2.9% less, (1) a 0.6% productivity reduction; (2) a 2.5% rebasing adjustment mandated under the ACA; and (3) a 1.6% reduction to account for industry wide case mix growth. The regulation also proposes to implement a value-based purchasing demonstration model to be tested in nine states (Massachusetts, Maryland, North Carolina, Florida, Washington, Arizona, Iowa, Nebraska and Tennessee) through payment year 2022.

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

On July 31, 2015, CMS issued final regulations for Medicare reimbursement for hospice providers for the federal fiscal year beginning October 1, 2015. These final regulations implement a net market basket increase of 1.6% consisting of: (1) a market basket inflation increase of 2.4%, less (2) offsets to the standard payment conversion factor mandated by the ACA of: (a) a 0.5% adjustment to account for the effect of a productivity adjustment, and (b) 0.3% as required by statute. In addition, there is a 0.2% increase resulting from the blend of wage index values under the updated core based statistical areas and a 0.7% reduction for the final year of the phase-out of the wage index budget neutrality adjustment. The regulation also implements, effective January 1, 2016: (1) the creation of two different payment rates for routine home care, a higher base payment for the first 60 days and a reduced payment for days 61 and beyond; and (2) a new service intensity add-on which would pay an additional amount during the last seven days of life when a patient has direct care provided by a registered nurse or social worker.

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

Kindred Rehabilitation Services

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

Kindred Rehabilitation Services (Continued)

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

Inpatient rehabilitation hospitals

On July 31, 2015, CMS issued final regulations for Medicare reimbursement for IRFs for the federal fiscal year beginning October 1, 2015. Included in these final regulations are: (1) a market basket increase of 2.4%; (2) a productivity reduction of 0.5%; (3) an additional reduction of 0.2% as required by the ACA; and (4) a decrease in the high cost outlier threshold per discharge to $8,658. CMS estimates that the impact of these changes will result in a 1.8% increase to average Medicare payments to IRFs.

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

Nursing center division

On July 30, 2015, CMS issued final regulations updating Medicare payment rates for nursing centers effective October 1, 2015. These final regulations implement a net market basket increase of 1.2% consisting of: (1) a 2.3% market basket increase, less (2) a 0.6% market basket forecast error adjustment and (3) a 0.5% productivity adjustment.

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

In February 2012, Congress passed The Job Creation Act which provides for reductions in reimbursement of Medicare bad debts for nursing centers. The Job Creation Act provides for a phase-in of the reduction in the rate of reimbursement for bad debts of patients that are dually eligible for Medicare and Medicaid. The rate of reimbursement for bad debts for these dually eligible patients was reduced from 100% to 88% for cost reporting periods beginning on or after October 1, 2012 and was reduced to 76% for cost reporting periods beginning on or after October 1, 2013, and was reduced to 65% for cost reporting periods beginning on or after October 2, 2014. The rate of reimbursement for bad debts for patients not dually eligible for both Medicare and Medicaid was reduced from 70% to 65%, effective for cost reporting periods beginning on or after October 1, 2012. Approximately 80% of the Company’s Medicare bad debt reimbursements incurred at its nursing centers are associated with patients that are dually eligible.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Condensed Consolidated Statement of Operations

(Unaudited)

(In thousands, except per share amounts)

	2014 Quarters				2015 Quarters
	First	Second	Third	Fourth	First	Second
Revenues	$1,272,610	$1,261,397	$1,228,918	$1,264,674	$1,675,967	$1,833,475
Salaries, wages and benefits	618,694	606,095	601,813	616,277	847,093	935,687
Supplies	72,965	71,585	70,719	73,774	93,271	98,237
Rent	78,530	77,699	77,643	79,167	92,140	96,402
Other operating expenses	169,530	172,674	169,582	168,206	197,727	212,117
General and administrative expenses	231,272	244,746	237,503	259,702	406,102	334,805
Other income	(212)	(122)	(260)	(278)	(480)	(569)
Litigation contingency expense	−	4,600	−	−	95,000	3,925
Impairment charges	−	−	−	−	6,726	−
Depreciation and amortization	39,092	39,172	38,748	38,558	38,935	38,625
Interest expense	25,799	80,530	22,515	39,919	62,518	57,170
Investment income	(182)	(2,449)	(344)	(1,021)	(741)	(1,030)
	1,235,488	1,294,530	1,217,919	1,274,304	1,838,291	1,775,369
Income (loss) from continuing operations before income taxes	37,122	(33,133)	10,999	(9,630)	(162,324)	58,106
Provision (benefit) for income taxes	14,195	(12,683)	3,777	(4,827)	(27,736)	24,396
Income (loss) from continuing operations	22,927	(20,450)	7,222	(4,803)	(134,588)	33,710
Discontinued operations, net of income taxes:
Loss from operations	(7,442)	(8,768)	(8,677)	(28,743)	(3,424)	(589)
Gain (loss) on divestiture of operations	(3,006)	(2,018)	1,387	(9,061)	−	983
Income (loss) from discontinued operations	(10,448)	(10,786)	(7,290)	(37,804)	(3,424)	394
Net income (loss)	12,479	(31,236)	(68)	(42,607)	(138,012)	34,104
(Earnings) loss attributable to noncontrolling interests:
Continuing operations	(4,529)	(4,828)	(4,372)	(5,143)	(8,847)	(11,735)
Discontinued operations	70	253	78	66	29	2
	(4,459)	(4,575)	(4,294)	(5,077)	(8,818)	(11,733)
Income (loss) attributable to Kindred	$8,020	$(35,811)	$(4,362)	$(47,684)	$(146,830)	$22,371

Amounts attributable to Kindred stockholders:
Income (loss) from continuing operations	$18,398	$(25,278)	$2,850	$(9,946)	$(143,435)	$21,975
Income (loss) from discontinued operations	(10,378)	(10,533)	(7,212)	(37,738)	(3,395)	396
Net income (loss)	$8,020	$(35,811)	$(4,362)	$(47,684)	$(146,830)	$22,371

Earnings (loss) per common share:
Basic:
Income (loss) from continuing operations	$0.34	$(0.47)	$0.04	$(0.15)	$(1.80)	$0.25
Discontinued operations:
Loss from operations	(0.13)	(0.16)	(0.13)	(0.44)	(0.04)	(0.01)
Gain (loss) on divestiture of operations	(0.06)	(0.04)	0.02	(0.14)	−	0.01
Income (loss) from discontinued operations	(0.19)	(0.20)	(0.11)	(0.58)	(0.04)	−
Net income (loss)	$0.15	$(0.67)	$(0.07)	$(0.73)	$(1.84)	$0.25

Diluted:
Income (loss) from continuing operations	$0.34	$(0.47)	$0.04	$(0.15)	$(1.80)	$0.25
Discontinued operations:
Loss from operations	(0.13)	(0.16)	(0.13)	(0.44)	(0.04)	(0.01)
Gain (loss) on divestiture of operations	(0.06)	(0.04)	0.02	(0.14)	−	0.01
Income (loss) from discontinued operations	(0.19)	(0.20)	(0.11)	(0.58)	(0.04)	−
Net income (loss)	$0.15	$(0.67)	$(0.07)	$(0.73)	$(1.84)	$0.25

Shares used in computing earnings (loss) per common share:
Basic	52,641	53,714	62,863	65,135	79,575	86,045
Diluted	52,711	53,714	62,902	65,135	79,575	86,402

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Operating Data

(Unaudited)

(In thousands)

	2014 Quarters				2015 Quarters
	First	Second	Third	Fourth	First	Second
Revenues:
Hospital division	$627,245	$612,517	$591,121	$619,185	$640,483	$627,206
Kindred at Home:
Home health	74,791	75,502	74,026	74,588	300,867	427,820
Hospice	12,913	12,484	12,160	12,538	119,057	178,005
	87,704	87,986	86,186	87,126	419,924	605,825
Kindred Rehabilitation Services:
Kindred Hospital Rehabilitation Services	93,177	94,963	93,139	92,922	151,564	152,544
RehabCare	253,943	253,694	246,732	252,667	252,595	236,791
	347,120	348,657	339,871	345,589	404,159	389,335
Nursing center division	262,590	264,437	263,897	271,625	274,308	273,870
	1,324,659	1,313,597	1,281,075	1,323,525	1,738,874	1,896,236
Eliminations:
Kindred Hospital Rehabilitation Services	(23,233)	(22,855)	(22,172)	(22,972)	(24,002)	(23,201)
RehabCare	(28,154)	(28,485)	(29,209)	(34,960)	(37,789)	(38,262)
Nursing centers	(662)	(860)	(776)	(919)	(1,116)	(1,298)
	(52,049)	(52,200)	(52,157)	(58,851)	(62,907)	(62,761)
	$1,272,610	$1,261,397	$1,228,918	$1,264,674	$1,675,967	$1,833,475

Income (loss) from continuing operations:
Operating income (loss):
Hospital division	$139,505	$131,990	$116,987	$134,473	$134,111	$130,967
Kindred at Home:
Home health	2,845	5,048	5,686	6,570	45,696	72,329
Hospice	1,852	2,017	1,103	418	16,479	26,238
	4,697	7,065	6,789	6,988	62,175	98,567
Kindred Rehabilitation Services:
Kindred Hospital Rehabilitation Services	25,710	25,572	23,030	23,884	44,564	44,531
RehabCare	18,016	19,687	17,242	16,029	15,708	14,681
	43,726	45,259	40,272	39,913	60,272	59,212
Nursing center division	37,572	35,409	35,437	38,310	36,963	39,877
Support center	(44,456)	(48,808)	(45,810)	(64,001)	(66,565)	(70,209)
Litigation contingency expense	−	(4,600)	−	−	(95,000)	(3,925)
Impairment charges	−	−	−	−	(6,726)	−
Transaction costs	(683)	(4,496)	(4,114)	(8,690)	(94,702)	(5,216)
Operating income	180,361	161,819	149,561	146,993	30,528	249,273
Rent	(78,530)	(77,699)	(77,643)	(79,167)	(92,140)	(96,402)
Depreciation and amortization	(39,092)	(39,172)	(38,748)	(38,558)	(38,935)	(38,625)
Interest, net	(25,617)	(78,081)	(22,171)	(38,898)	(61,777)	(56,140)
Income (loss) before income taxes	37,122	(33,133)	10,999	(9,630)	(162,324)	58,106
Provision (benefit) for income taxes	14,195	(12,683)	3,777	(4,827)	(27,736)	24,396
	$22,927	$(20,450)	$7,222	$(4,803)	$(134,588)	$33,710

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Operating Data (Continued)

(Unaudited)

(In thousands)

	2014 Quarters				2015 Quarters
	First	Second	Third	Fourth	First	Second
Rent:
Hospital division	$51,354	$50,820	$50,790	$52,199	$51,454	$51,404
Kindred at Home:
Home health	2,030	1,942	1,927	1,933	6,493	9,547
Hospice	226	235	228	261	3,139	4,726
	2,256	2,177	2,155	2,194	9,632	14,273
Kindred Rehabilitation Services:
Kindred Hospital Rehabilitation Services	1,832	1,728	1,741	1,740	7,373	7,509
RehabCare	1,089	1,067	1,041	1,002	999	1,010
	2,921	2,795	2,782	2,742	8,372	8,519
Nursing center division	21,434	21,346	21,316	21,473	21,498	21,383
Support center	565	561	600	559	1,184	823
	$78,530	$77,699	$77,643	$79,167	$92,140	$96,402
Depreciation and amortization:
Hospital division	$16,457	$16,482	$16,336	$16,406	$14,476	$13,531
Kindred at Home:
Home health	1,966	1,976	1,944	1,736	3,593	4,273
Hospice	159	163	161	162	1,456	1,482
	2,125	2,139	2,105	1,898	5,049	5,755
Kindred Rehabilitation Services:
Kindred Hospital Rehabilitation Services	3,092	3,014	2,879	2,842	3,418	3,314
RehabCare	2,695	2,885	2,866	2,683	1,911	1,924
	5,787	5,899	5,745	5,525	5,329	5,238
Nursing center division	7,297	7,416	7,606	7,784	7,494	6,962
Support center	7,426	7,236	6,956	6,945	6,587	7,139
	$39,092	$39,172	$38,748	$38,558	$38,935	$38,625
Capital expenditures, excluding acquisitions (including discontinued operations):
Hospital division:
Routine	$8,402	$8,225	$6,470	$6,784	$8,810	$6,080
Development	511	51	−	1,525	−	−
	8,913	8,276	6,470	8,309	8,810	6,080
Kindred at Home:
Home health:
Routine	280	158	214	131	252	859
Development	−	−	−	−	−	−
	280	158	214	131	252	859
Hospice:
Routine	28	10	14	12	37	445
Development	−	−	−	−	−	−
	28	10	14	12	37	445
Kindred Rehabilitation Services:
Kindred Hospital Rehabilitation Services:
Routine	56	44	62	32	247	28
Development	−	−	−	−	21	40
	56	44	62	32	268	68
RehabCare:
Routine	849	593	489	316	470	246
Development	−	−	−	−	−	−
	849	593	489	316	470	246
Nursing center division:
Routine	5,055	5,163	5,024	5,734	5,066	4,342
Development	240	321	1,570	1,039	5,767	478
	5,295	5,484	6,594	6,773	10,833	4,820
Support center:
Routine:
Information systems	6,906	10,061	8,593	10,336	5,548	12,022
Other	101	231	397	311	339	478
	7,007	10,292	8,990	10,647	5,887	12,500
Totals:
Routine	21,677	24,485	21,263	23,656	20,769	24,500
Development	751	372	1,570	2,564	5,788	518
	$22,428	$24,857	$22,833	$26,220	$26,557	$25,018

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Operating Data (Continued)

(Unaudited)

	2014 Quarters				2015 Quarters
	First	Second	Third	Fourth	First	Second
Hospital division:
End of period data:
Number of transitional care hospitals	97	97	97	97	97	96
Number of licensed beds	7,145	7,145	7,145	7,147	7,147	7,124
Revenue mix %:
Medicare	59.8	58.2	57.0	57.0	56.8	55.2
Medicaid	6.6	6.8	6.9	6.0	5.5	5.3
Medicare Advantage	11.4	11.2	10.5	10.5	11.9	11.6
Medicaid Managed	2.4	3.0	3.8	4.5	4.7	5.6
Commercial insurance and other	19.8	20.8	21.8	22.0	21.1	22.3
Admissions:
Medicare	9,038	8,555	8,460	8,525	8,775	8,267
Medicaid	819	896	805	750	610	610
Medicare Advantage	1,435	1,389	1,250	1,359	1,555	1,352
Medicaid Managed	317	381	511	572	643	675
Commercial insurance and other	1,914	1,885	1,703	1,696	1,868	1,815
	13,523	13,106	12,729	12,902	13,451	12,719
Patient days:
Medicare	230,350	220,035	213,170	220,548	228,483	218,577
Medicaid	32,712	32,619	30,480	30,454	28,663	25,213
Medicare Advantage	44,025	43,027	39,938	41,260	48,448	44,740
Medicaid Managed	10,733	13,191	16,556	20,000	22,013	24,833
Commercial insurance and other	59,567	59,293	57,486	59,295	62,241	62,922
	377,387	368,165	357,630	371,557	389,848	376,285
Average length of stay:
Medicare	25.5	25.7	25.2	25.9	26.0	26.4
Medicaid	39.9	36.4	37.9	40.6	47.0	41.3
Medicare Advantage	30.7	31.0	32.0	30.4	31.2	33.1
Medicaid Managed	33.9	34.6	32.4	35.0	34.2	36.8
Commercial insurance and other	31.1	31.5	33.8	35.0	33.3	34.7
Weighted average	27.9	28.1	28.1	28.8	29.0	29.6
Revenues per admission:
Medicare	$41,492	$41,670	$39,828	$41,425	$41,483	$41,892
Medicaid	50,894	46,106	50,344	49,760	57,594	54,795
Medicare Advantage	49,666	49,352	49,814	47,756	48,908	53,578
Medicaid Managed	47,803	48,814	44,321	48,691	46,740	51,950
Commercial insurance and other	64,858	67,679	75,591	80,167	72,395	77,110
Weighted average	46,384	46,736	46,439	47,991	47,616	49,312
Revenues per patient day:
Medicare	$1,628	$1,620	$1,581	$1,601	$1,593	$1,584
Medicaid	1,274	1,266	1,330	1,225	1,226	1,326
Medicare Advantage	1,619	1,593	1,559	1,573	1,570	1,619
Medicaid Managed	1,412	1,410	1,368	1,393	1,365	1,412
Commercial insurance and other	2,084	2,152	2,239	2,293	2,173	2,224
Weighted average	1,662	1,664	1,653	1,666	1,643	1,667
Medicare case mix index (discharged patients only)	1.173	1.182	1.157	1.139	1.166	1.163
Average daily census	4,193	4,046	3,887	4,039	4,332	4,135
Occupancy %	67.3	64.6	62.1	64.5	69.2	66.1

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Operating Data (Continued)

(Unaudited)

	2014 Quarters				2015 Quarters
	First	Second	Third	Fourth	First	Second
Kindred at Home:
Home health:
Sites of service (at end of period)	150	146	145	133	415	411
Revenue mix %:
Medicare	80.8	81.4	81.4	83.1	80.8	80.4
Medicaid	2.6	2.5	2.0	1.0	2.0	2.1
Commercial and other	11.9	10.8	11.3	10.1	7.7	7.9
Commercial paid at episodic rates	4.7	5.3	5.3	5.8	9.5	9.6
Episodic revenues ($ 000s)	$57,426	$58,670	$57,027	$59,004	$229,991	$324,027
Total episodic admissions	10,873	10,220	10,302	10,652	49,087	67,808
Medicare episodic admissions	10,121	9,466	9,543	9,586	43,173	59,394
Total episodes	21,520	21,111	21,151	21,836	79,895	109,599
Episodes per admission	1.98	2.07	2.05	2.05	1.63	1.62
Revenues per episode	$2,669	$2,779	$2,696	$2,702	$2,879	$2,956
Hospice:
Sites of services (at end of period)	35	34	34	29	190	185
Admissions	917	830	776	925	8,863	12,574
Average length of stay	94	93	97	97	93	93
Patient days	84,482	80,839	78,915	80,818	785,819	1,190,604
Revenue per patient day	$153	$154	$154	$155	$152	$150
Average daily census	939	888	858	878	12,830	13,084
Kindred Rehabilitation Services:
Kindred Hospital Rehabilitation Services:
Freestanding IRFs:
End of period data:
Number of IRFs	5	5	5	5	16	16
Number of licensed beds	215	215	215	215	829	829
Discharges (a)	1,053	1,121	1,004	1,046	3,806	3,927
Occupancy % (a)	71.6	71.6	68.5	69.6	73.2	71.5
Average length of stay (a)	13.2	12.5	13.5	13.2	13.7	13.1
Revenue per discharge (a)	$18,246	$17,519	$18,259	$17,039	$19,517	$19,325
Contract services:
Sites of services (at end of period):
Inpatient rehabilitation units	105	104	102	100	100	99
LTAC hospitals	121	118	117	117	120	120
Sub-acute units	10	9	10	10	8	8
Outpatient units	143	143	139	138	138	139
	379	374	368	365	366	366
Revenue per site	$195,157	$201,400	$203,284	$205,749	$211,151	$209,436
Revenue mix %:
Company-operated	31	30	30	31	31	30
Non-affiliated	69	70	70	69	69	70
RehabCare:
Sites of service (at end of period)	1,851	1,863	1,896	1,935	1,829	1,789
Revenue per site	$137,193	$136,175	$130,133	$130,576	$138,106	$132,359
Revenue mix %:
Company-operated	11	11	12	14	15	16
Non-affiliated	89	89	88	86	85	84

(a)	Excludes non-consolidating IRF.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Operating Data (Continued)

(Unaudited)

	2014 Quarters				2015 Quarters
	First	Second	Third	Fourth	First	Second
Nursing center division:
End of period data:
Number of facilities:
Nursing centers:
Owned or leased	85	85	86	86	86	86
Managed	4	4	4	4	4	4
Assisted living facilities	6	6	6	7	7	7
	95	95	96	97	97	97
Number of licensed beds:
Nursing centers:
Owned or leased	11,018	11,006	11,090	11,050	11,050	11,050
Managed	485	485	485	485	485	485
Assisted living facilities	341	341	341	375	375	375
	11,844	11,832	11,916	11,910	11,910	11,910
Revenue mix %:
Medicare	32.6	32.2	31.4	32.0	32.8	30.5
Medicaid	39.9	39.4	39.7	39.7	37.8	38.9
Medicare Advantage	8.7	8.1	8.7	7.9	9.0	8.6
Medicaid Managed	3.2	3.7	4.7	4.7	4.7	5.4
Private and other	15.6	16.6	15.5	15.7	15.7	16.6
Patient days (a):
Medicare	143,228	142,670	138,158	144,357	148,396	133,991
Medicaid	477,823	469,800	468,832	467,796	447,888	444,757
Medicare Advantage	51,407	48,248	52,411	48,366	55,376	51,947
Medicaid Managed	48,422	54,396	69,156	69,243	71,588	82,280
Private and other	140,460	143,658	136,858	142,214	138,030	139,716
	861,340	858,772	865,415	871,976	861,278	852,691
Patient day mix % (a):
Medicare	16.6	16.6	16.0	16.6	17.3	15.7
Medicaid	55.5	54.7	54.2	53.7	52.0	52.2
Medicare Advantage	6.0	5.6	6.0	5.5	6.4	6.1
Medicaid Managed	5.6	6.4	8.0	7.9	8.3	9.6
Private and other	16.3	16.7	15.8	16.3	16.0	16.4
Revenues per patient day (a):
Medicare Part A	$554	$553	$553	$560	$567	$573
Total Medicare (including Part B)	597	598	599	602	606	623
Medicaid	219	222	223	230	232	239
Medicaid (net of provider taxes) (b)	197	200	205	211	199	215
Medicare Advantage	445	444	440	445	446	453
Medicaid Managed	176	179	179	184	179	181
Private and other	292	306	299	300	312	326
Weighted average	305	308	305	312	319	321
Average daily census (a)	9,570	9,437	9,407	9,478	9,570	9,370
Admissions (a)	9,789	9,621	9,746	9,616	10,376	9,831
Occupancy % (a)	81.7	80.7	80.1	80.5	81.3	79.6
Medicare average length of stay (a)	29.6	29.8	29.9	29.0	28.9	28.9

(a)	Excludes managed facilities.
(b)	Provider taxes are recorded in general and administrative expenses for all periods presented.

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

The following table provides information as of June 30, 2015 about the Company’s financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted average interest rates by expected maturity date.

Interest Rate Sensitivity

Principal (Notional) Amount by Expected Maturity

Average Interest Rate

(Dollars in thousands)

	Expected maturities								Fair value 6/30/15
	2015	2016	2017	2018	2019	Thereafter		Total
Liabilities:
Long-term debt, including amounts due within one year:
Fixed rate:
Notes due 2020	$–	$–	$–	$–	$–		$750,000	$750,000	$802,500
Notes due 2022	–	–	–	–	–		500,000	500,000	499,375
Notes due 2023	–	–	–	–	–		600,000	600,000	651,750
Mandatory Redeemable Preferred Stock	5,455	11,514	12,372	–	–		–	29,341	31,821
Other	1,964	507	215	–	–		–	2,686	2,686	(a)
	$7,419	$12,021	$12,587	$–	$–		$1,850,000	$1,882,027	$1,988,132
Average interest rate	6.4%	7.0%	7.2%				7.8%
Variable rate:
ABL Facility (b)	$–	$–	$–	$–	$185,000	$	−	$185,000	$185,000
Term Loan Facility (c,d)	6,005	12,010	12,010	12,010	12,010		1,134,950	1,188,995	1,188,995
Other (e)	4,577	–	–	–	–		–	4,577	4,577
	$10,582	$12,010	$12,010	$12,010	$197,010		$1,134,950	$1,378,572	$1,378,572

(a)	Calculated based upon the net present value of future principal and interest payments using an average interest rate of 3.7%.
(b)

Interest on borrowings under the Company’s ABL Facility is payable at a rate per annum equal to the applicable margin plus, at the Company’s option, either: (1) LIBOR determined by reference to the costs of funds for Eurodollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, or (2) a base rate determined by reference to the highest of: (a) the prime rate of JPMorgan Chase Bank, N.A., (b) the federal funds effective rate plus one-half of 1.00% and (c) LIBOR as described in subclause (1) plus 1.00%. At June 30, 2015, the applicable margin for borrowings under the ABL Facility was 2.25% with respect to LIBOR borrowings and 1.25% with respect to base rate borrowings. The applicable margin is subject to adjustment each fiscal quarter, based upon average historical excess availability during the preceding quarter.

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

(d)

In December 2011, the Company entered into two interest rate swap agreements to hedge its floating interest rate on an aggregate of $225 million of debt outstanding on the Prior Term Loan Facility. The interest rate swaps had an effective date of January 9, 2012, and expire on January 11, 2016. The Company is required to make payments based upon a fixed interest rate of 1.8925% calculated on the notional amount of $225 million. In exchange, the Company will receive interest on $225 million at a variable interest rate that is based upon the three-month LIBOR, subject to a minimum rate of 1.5%. In March 2014, the Company entered into an additional interest rate swap agreement to hedge its floating interest rate on an aggregate of $400 million of debt outstanding under the Term Loan Facility. On April 8, 2014, the Company completed a novation of a portion of its $400 million swap agreement to two new counterparties, each in the amount of $125 million. The original swap contract was not amended, terminated or otherwise modified. The interest rate swap had an effective date of April 9, 2014, and will expire on April 9, 2018 and continues to apply to the Term Loan Facility. The Company is required to make payments based upon a fixed interest rate of 1.867% calculated on the notional amount of $400 million. In exchange, the Company will receive interest on $400 million at a variable interest rate that is based upon the three-month LIBOR, subject to a minimum rate of 1.0%.

(e)	Interest based upon LIBOR plus 4% for one debt instrument and prime less 0.5% for another debt instrument.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures and Changes in Internal Control Over Financial Reporting

The Company has carried out an evaluation under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2015, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports that the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

Except as described below with respect to the status of the integration of Gentiva, there has been no change in the Company’s internal control over financial reporting during the Company’s quarter ended June 30, 2015, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

On February 2, 2015, the Company completed the Gentiva Merger. The Company is in the process of integrating Gentiva into the Company’s existing internal control environment. As permitted by the SEC, the Company expects to exclude Gentiva from the assessment of internal control over financial reporting as of December 31, 2015.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

The Company provides services in a highly regulated industry and is a party to various legal actions and regulatory and other governmental and internal audits and investigations in the ordinary course of business (including investigations resulting from the Company’s obligation to self-report suspected violations of law by the Company). The Company cannot predict the ultimate outcome of pending litigation and regulatory and other governmental and internal audits and investigations. The DOJ, CMS or other federal and state enforcement and regulatory agencies may conduct additional investigations related to the Company’s businesses in the future. These matters could potentially subject the Company to sanctions, damages, recoupments, fines and other penalties (some of which may not be covered by insurance), which may, either individually or in the aggregate, have a material adverse effect on the Company’s business, financial position, results of operations and liquidity. See note 15 of the notes to unaudited condensed consolidated financial statements for a description of pending legal proceedings, governmental reviews, audits and investigations to which the Company is subject.

RehabCare investigation

The Company has responded to extensive document subpoenas and requests for employee interviews from the U.S. Attorney’s Office in Boston, Massachusetts concerning the operations of RehabCare, a therapy services company acquired by the Company on June 1, 2011. The DOJ asserts, among other things, that rehabilitation therapy services provided to patients in skilled nursing centers were not delivered or billed in accordance with Medicare requirements (including possible violations of the federal False Claims Act), and that there may have been questionable financial arrangements between RehabCare and a vendor and certain skilled nursing facility customers (including possible violations of the federal Anti-Kickback Statute). The Company has been cooperating fully with the DOJ investigation. The Company is engaged in active discussions with the DOJ in an effort to find a mutually acceptable resolution to this investigation. Based on the progress of those settlement discussions, the Company accrued an estimated loss contingency reserve of $95 million in the first quarter of 2015. In the event the Company is able to reach a mutually agreeable settlement with the DOJ, the Company estimates that the financial component of such a settlement could range from $95 million to $125 million. The Company has accrued the estimated loss contingency at the minimum of the estimated range, in accordance with GAAP, as no amount within that range is a better estimate than any other amount. No tax benefit related to the loss contingency reserve has been recorded as it is not possible to determine tax deductibility. In the event a settlement cannot be reached, the amount of possible loss in excess of the Company’s accrual cannot be estimated at this time and such loss could have a material adverse effect on the Company’s business, financial position, results of operations and liquidity. The discussions are ongoing, and until they are concluded, there can be no certainty about the timing or likelihood of a definitive resolution, the scope of any potential restrictions that may be agreed upon in connection with a settlement or the cost of a final settlement.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total number of shares (or units) purchased (a)	Average price paid per share (or unit) (b)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
Month #1 (April 1 – April 30)	1,070	$23.61	–	$–
Month #2 (May 1 – May 31)	10,345	22.82	–	–
Month #3 (June 1 – June 30)	1,746	21.48	–	–
Total	13,161	$22.70	–	$–

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

(b)	The average price per share for each period was calculated by dividing the sum of the aggregate value of the Withheld Shares by the total number of Withheld Shares.

PART II.  OTHER INFORMATION (Continued)

Item 6. Exhibits

Exhibit number	Description of document
4.1	Second Supplemental Indenture, dated as of April 13, 2015, among Kindred Healthcare, Inc., the Subsidiary Guarantor party thereto and Wells Fargo Bank, National Association, as trustee (2020 Notes).

4.2	Third Supplemental Indenture, dated as of June 5, 2015, among Kindred Healthcare, Inc., the Subsidiary Guarantor party thereto and Wells Fargo Bank, National Association, as trustee (2020 Notes).

4.3

Second Supplemental Indenture, dated as of February 2, 2015, among Kindred Healthcare, Inc., the Subsidiary Guarantors party thereto and Wells Fargo Bank, National Association, as trustee (2022 Notes).

4.4	Third Supplemental Indenture, dated as of April 13, 2015, among Kindred Healthcare, Inc., the Subsidiary Guarantor party thereto and Wells Fargo Bank, National Association, as trustee (2022 Notes).

4.5	Fourth Supplemental Indenture, dated as of June 5, 2015, among Kindred Healthcare, Inc., the Subsidiary Guarantor party thereto and Wells Fargo Bank, National Association, as trustee (2022 Notes).

4.6	Second Supplemental Indenture, dated as of April 13, 2015, among Kindred Healthcare, Inc., the Subsidiary Guarantor party thereto and Wells Fargo Bank, National Association, as trustee (2023 Notes).

4.7	Third Supplemental Indenture, dated as of June 5, 2015, among Kindred Healthcare, Inc., the Subsidiary Guarantor party thereto and Wells Fargo Bank, National Association, as trustee (2023 Notes).

10.1

Amendment to Amended and Restated Master Lease No. 5 dated as of March 18, 2015, among Ventas Realty, Limited Partnership, as Lessor, Kindred Healthcare, Inc. and Kindred Healthcare Operating, Inc., as Tenant, and Kindred Nursing Centers Limited Partnership, as Affiliate Guarantor.

10.2

Kindred Healthcare, Inc. 2012 Equity Plan for Non-Employee Directors, Amended and Restated. Annex A to the Company’s Definitive Proxy Statement on Schedule 14A dated April 6, 2015 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.3	Amendment No. 2 to the ABL Credit Agreement dated as of June 3, 2015, among Kindred Healthcare, Inc., the Consenting Lenders and JPMorgan Chase Bank, N.A., as Administrative Agent.

31	Rule 13a-14(a)/15d-14(a) Certifications.

32	Section 1350 Certifications.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KINDRED HEALTHCARE, INC.
Date: August 7, 2015	/S/ Benjamin A. Breier
Benjamin A. Breier
President and Chief Executive Officer
Date: August 7, 2015	/S/ Stephen D. Farber
Stephen D. Farber
Executive Vice President, Chief Financial Officer