Form 10-Q
period 2015-09-30
KINDRED HEALTHCARE, INC
filed 2015-11-06
CIK 1060009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at October 31, 2015
Common stock, $0.25 par value	83,796,755 shares

1 of 85

KINDRED HEALTHCARE, INC.

FORM 10-Q

INDEX

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited):
	Condensed Consolidated Statement of Operations – for the three months ended September 30, 2015 and 2014 and for the nine months ended September 30, 2015 and 2014	3
	Condensed Consolidated Statement of Comprehensive Loss – for the three months ended September 30, 2015 and 2014 and for the nine months ended September 30, 2015 and 2014	4
	Condensed Consolidated Balance Sheet – September 30, 2015 and December 31, 2014	5
	Condensed Consolidated Statement of Cash Flows – for the three months ended September 30, 2015 and 2014 and for the nine months ended September 30, 2015 and 2014	6
	Notes to Condensed Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	46
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	81
Item 4.	Controls and Procedures	82
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	83
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	83
Item 6.	Exhibits	84

KINDRED HEALTHCARE, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three months ended September 30,		Nine months ended
			September 30,
	2015	2014	2015	2014

Revenues	$1,764,516	$1,228,918	$5,273,958	$3,762,925
Salaries, wages and benefits	922,140	601,813	2,704,920	1,826,602
Supplies	96,551	70,719	288,059	215,269
Rent	96,244	77,643	284,786	233,872
Other operating expenses	207,837	169,582	617,681	511,786
General and administrative expenses (exclusive of depreciation and amortization expense included below)	310,041	237,503	1,050,948	713,521
Other income	(650)	(260)	(1,699)	(594)
Litigation contingency expense	31,462	−	130,387	4,600
Impairment charges	−	−	6,726	−
Depreciation and amortization	39,329	38,748	116,889	117,012
Interest expense	56,440	22,515	176,128	128,844
Investment income	(432)	(344)	(2,203)	(2,975)
	1,758,962	1,217,919	5,372,622	3,747,937
Income (loss) from continuing operations before income taxes	5,554	10,999	(98,664)	14,988
Provision for income taxes	12,523	3,777	9,183	5,289
Income (loss) from continuing operations	(6,969)	7,222	(107,847)	9,699
Discontinued operations, net of income taxes:
Income (loss) from operations	2,269	(8,677)	(1,744)	(24,887)
Gain (loss) on divestiture of operations	−	1,387	983	(3,637)
Income (loss) from discontinued operations	2,269	(7,290)	(761)	(28,524)
Net loss	(4,700)	(68)	(108,608)	(18,825)
(Earnings) loss attributable to noncontrolling interests:
Continuing operations	(9,900)	(4,372)	(30,482)	(13,729)
Discontinued operations	1	78	32	401
	(9,899)	(4,294)	(30,450)	(13,328)
Loss attributable to Kindred	$(14,599)	$(4,362)	$(139,058)	$(32,153)
Amounts attributable to Kindred stockholders:
Income (loss) from continuing operations	$(16,869)	$2,850	$(138,329)	$(4,030)
Income (loss) from discontinued operations	2,270	(7,212)	(729)	(28,123)
Net loss	$(14,599)	$(4,362)	$(139,058)	$(32,153)
Earnings (loss) per common share:
Basic:
Income (loss) from continuing operations	$(0.20)	$0.04	$(1.65)	$(0.07)
Discontinued operations:
Income (loss) from operations	0.03	(0.13)	(0.02)	(0.44)
Gain (loss) on divestiture of operations	−	0.02	0.01	(0.06)
Income (loss) from discontinued operations	0.03	(0.11)	(0.01)	(0.50)
Net loss	$(0.17)	$(0.07)	$(1.66)	$(0.57)
Diluted:
Income (loss) from continuing operations	$(0.20)	$0.04	$(1.65)	$(0.07)
Discontinued operations:
Income (loss) from operations	0.03	(0.13)	(0.02)	(0.44)
Gain (loss) on divestiture of operations	−	0.02	0.01	(0.06)
Income (loss) from discontinued operations	0.03	(0.11)	(0.01)	(0.50)
Net loss	$(0.17)	$(0.07)	$(1.66)	$(0.57)
Shares used in computing earnings (loss) per common share:
Basic	86,184	62,863	83,960	56,443
Diluted	86,184	62,902	83,960	56,443
Cash dividends declared and paid per common share	$0.12	$0.12	$0.36	$0.36

See accompanying notes.

KINDRED HEALTHCARE, INC.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Net loss	$(4,700)	$(68)	$(108,608)	$(18,825)
Other comprehensive income (loss):
Available-for-sale securities (Note 9):
Change in unrealized investment gains (losses)	(978)	93	(841)	577
Reclassification of gains realized in net loss	−	(27)	−	(2,130)
Net change	(978)	66	(841)	(1,553)
Interest rate swaps (Note 1):
Change in unrealized gains (losses)	(909)	2,162	(2,173)	(884)
Reclassification of ineffectiveness realized in net loss	59	−	88	84
Reclassification of losses realized in net loss, net of payments	12	12	−	809
Net change	(838)	2,174	(2,085)	9
Income tax (expense) benefit related to items of other comprehensive income (loss)	699	(846)	1,149	891
Other comprehensive income (loss)	(1,117)	1,394	(1,777)	(653)
Comprehensive income (loss)	(5,817)	1,326	(110,385)	(19,478)
Earnings attributable to noncontrolling interests	(9,899)	(4,294)	(30,450)	(13,328)
Comprehensive loss attributable to Kindred	$(15,716)	$(2,968)	$(140,835)	$(32,806)

See accompanying notes.

KINDRED HEALTHCARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

(In thousands, except per share amounts)

	September 30,	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$120,891	$164,188
Insurance subsidiary investments	103,856	99,951
Accounts receivable less allowance for loss of $51,531 – September 30, 2015 and $52,855 – December 31, 2014	1,216,214	944,219
Inventories	27,252	25,702
Deferred tax assets	74,221	82,391
Income taxes	10,571	8,575
Interest deposit on senior unsecured notes held in escrow	−	23,438
Other	66,891	41,598
	1,619,896	1,390,062

Property and equipment	2,120,809	1,978,153
Accumulated depreciation	(1,164,969)	(1,076,049)
	955,840	902,104

Goodwill	2,646,766	997,597
Intangible assets less accumulated amortization of $88,779 – September 30, 2015 and $68,043 – December 31, 2014	783,774	400,700
Assets held for sale	1,526	3,475
Insurance subsidiary investments	201,026	166,045
Deferred tax assets	−	11,174
Proceeds from senior unsecured notes held in escrow	−	1,350,000
Acquisition deposit	−	195,000
Other	295,168	236,807
Total assets (a)	$6,503,996	$5,652,964
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$182,154	$175,725
Salaries, wages and other compensation	442,730	358,857
Due to third party payors	59,498	43,957
Professional liability risks	62,020	64,137
Other accrued liabilities	346,309	189,980
Long-term debt due within one year	32,527	24,607
	1,125,238	857,263

Long-term debt	3,126,359	2,852,531
Professional liability risks	273,874	243,614
Deferred tax liabilities	20,850	−
Deferred credits and other liabilities	307,164	213,584

Commitments and contingencies (Note 12)

Equity:
Stockholders' equity:
Common stock, $0.25 par value; authorized 175,000 shares; issued 83,759 shares – September 30, 2015 and 69,977 shares – December 31, 2014	20,940	17,494
Capital in excess of par value	1,741,736	1,586,692
Accumulated other comprehensive loss	(4,328)	(2,551)
Accumulated deficit	(301,878)	(159,768)
	1,456,470	1,441,867
Noncontrolling interests	194,041	44,105
Total equity	1,650,511	1,485,972
Total liabilities (a) and equity	$6,503,996	$5,652,964

(a)

The Company’s consolidated assets as of September 30, 2015 include total assets of variable interest entities of $376.2 million, which can only be used to settle the obligations of the variable interest entities. The Company’s consolidated liabilities as of September 30, 2015 include total liabilities of variable interest entities of $35.8 million. See note 1 of the notes to unaudited condensed consolidated financial statements.

See accompanying notes.

KINDRED HEALTHCARE, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(In thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Cash flows from operating activities:
Net loss	$(4,700))	$(68)	$(108,608)	$(18,825)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	39,595	39,579	117,521	121,805
Amortization of stock-based compensation costs	3,194	694	15,764	9,657
Amortization of deferred financing costs	3,554	1,982	10,155	21,211
Payment of capitalized lender fees related to debt issuance	−	−	(28,012)	(19,125)
Provision for doubtful accounts	11,014	14,695	29,817	35,588
Deferred income taxes	3,556	(32,777)	(894)	(11,274)
Impairment charges	−	9	6,726	673
(Gain) loss on divestiture of discontinued operations	−	(1,387)	(983)	3,637
Other	3,485	175	10,457	2,289
Change in operating assets and liabilities:
Accounts receivable	25,990	10,392	(13,399)	(102,503)
Inventories and other assets	8,767	(2,899)	44,181	(12,886)
Accounts payable	(353)	(3,592)	(12,788)	(22,469)
Income taxes	37,491	29,832	33,646	18,769
Due to third party payors	15,008	28,907	(3,965)	14,540
Other accrued liabilities	(14,311)	4,497	(6,551)	(16,765)
Net cash provided by operating activities	132,290	90,039	93,067	24,322
Cash flows from investing activities:
Routine capital expenditures	(35,422)	(21,263)	(80,691)	(67,425)
Development capital expenditures	(5,760)	(1,570)	(12,066)	(2,693)
Acquisitions, net of cash acquired	(2,002)	(38)	(663,757)	(24,136)
Acquisition deposit	−	−	195,000	−
Sale of assets	3,884	8,948	7,061	22,909
Proceeds from senior unsecured notes offering held in escrow	−	−	1,350,000	−
Interest in escrow for senior unsecured notes	−	−	23,438	−
Purchase of insurance subsidiary investments	(16,357)	(74,101)	(59,186)	(97,394)
Sale of insurance subsidiary investments	15,987	8,447	50,780	34,967
Net change in insurance subsidiary cash and cash equivalents	(2,633)	65,928	(8,396)	54,372
Proceeds from note receivable	25,000	−	25,000	−
Change in other investments	176	317	375	1,027
Other	1,383	(3)	590	(537)
Net cash provided by (used in) investing activities	(15,744)	(13,335)	828,148	(78,910)
Cash flows from financing activities:
Proceeds from borrowings under revolving credit	259,700	311,500	1,414,850	1,468,515
Repayment of borrowings under revolving credit	(349,700)	(355,100)	(1,319,850)	(1,724,615)
Proceeds from issuance of term loan, net of discount	−	−	199,000	997,500
Proceeds from issuance of senior unsecured notes	−	−	−	500,000
Repayment of Gentiva debt	−	−	(1,177,363)	−
Repayment of senior unsecured notes	−	−	−	(550,000)
Repayment of term loan	(3,003)	(2,500)	(9,008)	(786,063)
Repayment of other long-term debt	(500)	(58)	(1,400)	(215)
Payment of deferred financing costs	(301)	(504)	(3,284)	(3,152)
Equity offering, net of offering costs	−	16,376	−	220,353
Issuance of common stock in connection with employee benefit plans	329	1,530	534	6,217
Payment of costs associated with issuance of common stock and tangible equity units	−	−	(915)	−
Payment of dividend for mandatory redeemable preferred stock	(2,703)	−	(8,135)	−
Dividends paid	(10,065)	(7,754)	(30,067)	(20,840)
Contributions made by noncontrolling interests	1,492	−	1,492	−
Distributions to noncontrolling interests	(10,685)	(4,009)	(31,823)	(9,604)
Other	245	183	1,457	2,304
Net cash provided by (used in) financing activities	(115,191)	(40,336)	(964,512)	100,400
Change in cash and cash equivalents	1,355	36,368	(43,297)	45,812
Cash and cash equivalents at beginning of period	119,536	45,416	164,188	35,972
Cash and cash equivalents at end of period	$120,891	$81,784	$120,891	$81,784
Supplemental information:
Interest payments	$81,474	$12,222	$147,924	$91,888
Income tax payments (refunds)	(27,414)	909	(26,275)	(20,656)
Issuance of common stock in Gentiva Merger (see Note 2)	15	−	177,456	−

See accompanying notes.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

Business

Kindred Healthcare, Inc. is a healthcare services company that through its subsidiaries operates transitional care (“TC”) hospitals, a home health, hospice and community care business, inpatient rehabilitation hospitals (“IRFs”), a contract rehabilitation services business, nursing centers and assisted living facilities across the United States (collectively, the “Company” or “Kindred”). At September 30, 2015, the Company’s hospital division operated 95 TC hospitals (certified as long-term acute care (“LTAC”) hospitals under the Medicare program) in 22 states. The Company’s Kindred at Home division (formerly known as the care management division) primarily provided home health, hospice and community care services from 626 sites of service in 41 states. The Company’s rehabilitation division (now known as the Kindred Rehabilitation Services division) provided rehabilitation services primarily in hospitals and long-term care settings and operated 18 IRFs. The Company’s nursing center division operated 90 nursing centers and seven assisted living facilities in 18 states.

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

Assets held for sale at September 30, 2015 have been measured at the lower of carrying value or estimated fair value less costs of disposal and have been classified as held for sale in the accompanying unaudited condensed consolidated balance sheet. See Note 4 for a summary of discontinued operations.

Recently issued accounting requirements

In September 2015, the Financial Accounting Standards Board (the “FASB”) issued authoritative guidance that eliminates the requirement to restate prior period financial statements for measurement period adjustments. The new guidance requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. The new guidance is effective for interim and annual periods beginning after December 15, 2015 and early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s business, financial position, results of operations or liquidity.

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

In April 2015, the FASB issued authoritative guidance which changes the balance sheet presentation requirements for debt issuance costs. To simplify presentation of debt issuance costs, the amendments require that debt issuance costs, other than those paid to the lender, be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts. In August 2015, the FASB issued an update based upon a Securities and Exchange Commission (“SEC”) Staff Announcement, which addresses the application of the guidance to line-of-credit arrangements. The SEC announcement confirms that these arrangements are not within the scope of the new guidance. The guidance is effective for interim and annual periods beginning

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION (Continued)

Recently issued accounting requirements (Continued)

on or after December 15, 2015. The guidance should be applied on a retrospective basis, and early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s business, financial position, results of operations or liquidity.

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

In May 2014, the FASB issued authoritative guidance which changes the requirements for recognizing revenue when entities enter into contracts with customers. Under the new provisions, an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. It also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In July 2015, the FASB finalized a one year deferral of the new revenue standard with an updated effective date for interim and annual periods beginning on or after December 15, 2017. Entities are not permitted to adopt the standard earlier than the original effective date, which was on or after December 15, 2016. The Company is still assessing this guidance.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION (Continued)

Equity

The following table sets forth the changes in equity attributable to noncontrolling interests and equity attributable to Kindred stockholders for the nine months ended September 30, 2015 and 2014 (in thousands):

For the nine months ended September 30, 2015:	Amounts attributable to Kindred stockholders	Noncontrolling interests	Total equity
Balance at December 31, 2014	$1,441,867	$44,105	$1,485,972
Comprehensive income (loss):
Net income (loss)	(139,058)	30,450	(108,608)
Other comprehensive loss	(1,777)	−	(1,777)
	(140,835)	30,450	(110,385)
Issuance of common stock in connection with employee benefit plans	534	−	534
Shares tendered by employees for statutory tax withholdings upon issuance of common stock	(10,055)	−	(10,055)
Income tax benefit in connection with the issuance of common stock under employee benefit plans	1,806	−	1,806
Stock-based compensation amortization	15,764	−	15,764
Dividends paid	(30,067)	−	(30,067)
Acquired noncontrolling interests	−	149,817	149,817
Contributions made by noncontrolling interests	−	1,492	1,492
Distributions to noncontrolling interests	−	(31,823)	(31,823)
Issuance of common stock in Gentiva Merger	177,456	−	177,456
Balance at September 30, 2015	$1,456,470	$194,041	$1,650,511
For the nine months ended September 30, 2014:
Balance at December 31, 2013	$1,082,657	$38,559	$1,121,216
Comprehensive income (loss):
Net income (loss)	(32,153)	13,328	(18,825)
Other comprehensive loss	(653)	–	(653)
	(32,806)	13,328	(19,478)
Issuance of common stock in connection with employee benefit plans	6,217	–	6,217
Shares tendered by employees for statutory tax withholdings upon issuance of common stock	(6,129)	–	(6,129)
Income tax benefit in connection with the issuance of common stock under employee benefit plans	1,229	–	1,229
Stock-based compensation amortization	9,657	–	9,657
Equity offering, net of offering costs	220,353	–	220,353
Dividends paid	(20,840)	–	(20,840)
Contribution made by noncontrolling interests	–	833	833
Distributions to noncontrolling interests	–	(9,604)	(9,604)
Balance at September 30, 2014	$1,260,338	$43,116	$1,303,454

Property and equipment

Beginning January 1, 2015, the Company changed the estimated useful life of certain technology and medical equipment based upon a detailed review of actual utilization. The change in estimate extended the expected useful life by two to three years depending on the equipment category and has been accounted for prospectively. The impact from this change in accounting estimate was an increase to income (loss) from continuing operations before income taxes of approximately $3 million ($2 million net of income taxes) in the third quarter of 2015 and approximately $11 million ($7 million net of income taxes) for the nine months ended September 30, 2015.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION (Continued)

Goodwill

In connection with the preparation of the Company’s operating results for the third quarter of 2015, the Company determined that the impact of the regulatory changes announced on July 31, 2015 in connection with the LTAC Legislation (as defined) and related to the Company’s hospital reporting unit was an impairment triggering event. The regulatory changes create new Medicare criteria and payment rules for LTAC hospitals. The Company tested the recoverability of the hospital reporting unit goodwill and determined that goodwill was not impaired.

Derivative financial instruments

In December 2011, the Company entered into two interest rate swap agreements to hedge its floating interest rate on an aggregate of $225 million of debt outstanding under its senior secured term loan facility (the “Prior Term Loan Facility”) entered into in June 2011. The interest rate swaps had an effective date of January 9, 2012, and will expire on January 11, 2016. The Company is required to make payments based upon a fixed interest rate of 1.8925% calculated on the notional amount of $225 million. In exchange, the Company will receive interest on $225 million at a variable interest rate that is based upon the three-month London Interbank Offered Rate (“LIBOR”), subject to a minimum rate of 1.5%. The Company determined these interest rate swaps continue to qualify for cash flow hedge accounting treatment at September 30, 2015. However, an amendment to the Prior Term Loan Facility completed in May 2013 reduced the LIBOR floor from 1.5% to 1.0%, therefore some partial ineffectiveness will result through the expiration of the interest rate swap agreements.

In March 2014, the Company entered into an additional interest rate swap agreement to hedge its floating interest rate on an aggregate of $400 million of debt outstanding under the Term Loan Facility (as defined in Note 10). On April 8, 2014, the Company completed a novation of a portion of its $400 million swap agreement to two new counterparties, each in the amount of $125 million. The original swap contract was not amended, terminated or otherwise modified. The interest rate swap had an effective date of April 9, 2014 and will expire on April 9, 2018 and continues to apply to the Term Loan Facility. The Company is required to make payments based upon a fixed interest rate of 1.867% calculated on the notional amount of $400 million. In exchange, the Company will receive interest on $400 million at a variable interest rate that is based upon the three-month LIBOR, subject to a minimum rate of 1.0%. The Company determined this interest rate swap continues to qualify for cash flow hedge accounting treatment at September 30, 2015.

The Company records the effective portion of the gain or loss on these derivative financial instruments in accumulated other comprehensive income (loss) as a component of stockholders’ equity and records the ineffective portion of the gain or loss on these derivative financial instruments as interest expense. For the three months and nine months ended September 30, 2015 and 2014, the ineffectiveness related to the interest rate swaps was immaterial.

The aggregate fair value of the interest rate swaps recorded in other accrued liabilities was $5.8 million and $3.7 million at September 30, 2015 and December 31, 2014, respectively. See Note 13.

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

In January 2015, the Company completed the acquisition of Centerre Healthcare Corporation (“Centerre”), which operated 11 IRFs. During the third quarter of 2015, Kindred opened two additional IRFs. Each entity operating one of the IRFs is subject to a partnership and a management services agreement with the Company. Under GAAP, the Company determined that all of the entities acquired or opened qualify as VIEs and that the Company is the primary beneficiary in all but one arrangement. The Company holds an equity interest and acts as manager in each of the entities. Through the management services agreement, the Company is delegated necessary responsibilities to provide management services, administrative services and direction of the day-to-day operations. Based on the Company’s assessment of the most significant activities of the IRFs, the manager has the ability to direct the majority of those activities in 12 of the entities.

The analysis upon which the consolidation determination rests is complex, involves uncertainties, and requires significant judgment on various matters, some of which could be subject to different interpretations.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION (Continued)

Variable interest entities (Continued)

The carrying amounts and classifications of the assets and liabilities of the consolidated VIEs as of September 30, 2015 are as follows (in thousands):

Assets:
Current assets:
Cash and cash equivalents	$41,310
Accounts receivable, net	30,662
Inventories	1,601
Other	3,330
76,903
Property and equipment, net	14,649
Goodwill	261,702
Intangible assets, net	22,884
Other	54
Total assets	$376,192
Liabilities:
Current liabilities:
Accounts payable	$20,860
Salaries, wages and other compensation	2,916
Other accrued liabilities	3,390
Long-term debt due within one year	2,660
29,826
Long-term debt	1,547
Deferred credits and other liabilities	4,434
Total liabilities	$35,807

Other information

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for quarterly reports on Form 10-Q of Regulation S-X and do not include all of the disclosures normally required by GAAP or those normally required in annual reports on Form 10-K. Accordingly, these financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2014 filed with the SEC as Exhibit 99.1 to the Form 8-K on September 17, 2015. The accompanying condensed consolidated balance sheet at December 31, 2014 was derived from audited consolidated financial statements, but does not include all disclosures required by GAAP.

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

Operating results in the third quarter of 2015 included transaction and integration costs totaling $1.1 million, and retention and severance costs totaling $1.9 million related to the Gentiva Merger. Operating results for the nine months ended September 30, 2015 included transaction and integration costs totaling $35.2 million, retention and severance costs totaling $58.8 million, a lease termination charge of $0.8 million and financing costs totaling $23.4 million related to the Gentiva Merger. Operating results in the third quarter of 2014 and for the nine months ended September 30, 2014 included transaction costs totaling $3.2 million and $5.3 million, respectively, related to the Gentiva Merger. Transaction, integration, retention and severance costs were recorded as general and administrative expenses, the lease termination charge was recorded as rent expense and financing costs were recorded as general and administrative expenses ($6.0 million) and as interest expense ($17.4 million).

A note receivable totaling $25 million was acquired in the Gentiva Merger. The note receivable was collected in full during the third quarter of 2015 and the Company received all of the cash proceeds.

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

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 2 – GENTIVA MERGER (Continued)

Purchase price allocation (Continued)

The following is the preliminary Gentiva Merger purchase price allocation (in thousands):

Cash and cash equivalents	$64,695
Accounts receivable	258,438
Deferred tax assets	31,535
Other current assets	123,429
Property and equipment	46,860
Identifiable intangible assets:
Certificates of need (indefinite life)	256,921
Medicare certifications (indefinite life)	94,500
Trade names (indefinite life)	22,200
Trade name	15,600
Non-compete agreements	1,820
Leasehold interests	1,439
Total identifiable intangible assets	392,480
Other assets	74,309
Current portion of long-term debt	(53,075)
Accounts payable and other current liabilities	(289,205)
Long-term debt, less current portion	(1,124,288)
Deferred tax liabilities	(47,748)
Other liabilities	(131,185)
Noncontrolling interests	(3,992)
Total identifiable net assets	(657,747)
Goodwill	1,380,028
Net assets	$722,281

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

The aggregate goodwill arising from the Gentiva Merger is based upon the expected future cash flows of the Gentiva operations, which reflect both growth expectations and cost savings from combining the operations of the Company and Gentiva. Goodwill is not amortized and is not deductible for income tax purposes. Goodwill was preliminarily assigned to the Company’s home health reporting unit ($610.8 million), hospice reporting unit ($604.7 million) and community care reporting unit ($164.5 million).

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 2 – GENTIVA MERGER (Continued)

Purchase price allocation (Continued)

The unaudited pro forma net effect of the Gentiva Merger assuming the acquisition occurred as of January 1, 2014 is as follows (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Revenues	$1,764,516	$1,726,924	$5,435,657	$5,246,476
Income (loss) from continuing operations attributable to Kindred	(14,501)	3,913	(56,221)	(46,119)
Loss attributable to Kindred	(12,231)	(3,299)	(56,950)	(74,242)
Earnings (loss) per common share:
Basic:
Income (loss) from continuing operations	(0.17)	0.04	(0.66)	(0.54)
Net loss	(0.14)	(0.04)	(0.67)	(0.87)
Diluted:
Income (loss) from continuing operations	(0.17)	0.04	(0.66)	(0.54)
Net loss	(0.14)	(0.04)	(0.67)	(0.87)

The unaudited pro forma financial data has been derived by combining the historical financial results of the Company and the operations acquired in the Gentiva Merger for the periods presented. The unaudited pro forma financial data includes transaction, integration, retention and severance costs, a lease termination charge and financing costs totaling $135.2 million incurred by both the Company and Gentiva in connection with the Gentiva Merger. These costs have been eliminated from the results of operations for 2015 and have been reflected as expenses incurred as of January 1, 2014 for purposes of the pro forma financial presentation. Revenues and earnings before interest, income taxes, transaction, integration, retention and severance costs associated with Gentiva aggregated $525.0 million and $67.5 million, respectively, in the third quarter of 2015 and $1.4 billion and $168.7 million, respectively, since the date of the Gentiva Merger.

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

During the third quarter of 2015, the Company acquired a home health business for $2.0 million.

In addition, during the nine months ended September 30, 2015, the Company acquired two home-based primary care practices for $12.1 million.

On January 1, 2015, the Company completed the acquisition of Centerre for a purchase price of approximately $195 million in cash (the “Centerre Acquisition”). During the nine months ended September 30, 2015, the Company paid approximately $4 million in cash for a working capital settlement. Centerre operated 11 IRFs with 614 beds through partnerships.

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

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 4 – DISCONTINUED OPERATIONS

In accordance with the authoritative guidance for the impairment or disposal of long-lived assets, the divestitures or planned divestiture of unprofitable businesses discussed in Note 1 has been accounted for as discontinued operations. Accordingly, the results of operations of these businesses for all periods presented and the gains, losses or impairments associated with these transactions have been classified as discontinued operations, net of income taxes, in the accompanying unaudited condensed consolidated statement of operations based upon the authoritative guidance which was in effect through December 31, 2014. Effective January 1, 2015, the authoritative guidance modified the requirements for reporting discontinued operations. A disposal is now required to be reported in discontinued operations only if the disposal represents a strategic shift that has (or will have) a major effect on the Company’s operations and financial results. At September 30, 2015, the Company held for sale six nursing centers reported as discontinued operations.

On December 27, 2014, the Company entered into an agreement with Ventas, Inc. (“Ventas”) to transition the operations under the leases for nine non-strategic nursing centers (the “2014 Expiring Facilities”). Each lease will terminate when the operation of such nursing center is transferred to a new operator, which is expected to occur during 2015. The current lease term for eight of these nursing centers is scheduled to expire on April 30, 2018. The current lease term for the ninth of these nursing centers is scheduled to expire on April 30, 2020. The Company will continue to operate these facilities until operations are transferred. Through September 30, 2015, the Company transferred the operations of three of the 2014 Expiring Facilities, resulting in a gain on divestiture of $1.6 million ($1.0 million net of income taxes). For accounting purposes, the 2014 Expiring Facilities qualified as assets held for sale and the Company reflected the operating results as discontinued operations in the accompanying unaudited condensed consolidated statement of operations for all historical periods. Under the terms of the agreement, the Company incurred a $40 million termination fee in exchange for the early termination of the leases, which was paid to Ventas in January 2015.

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

A summary of discontinued operations follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Revenues	$12,935	$25,182	$36,934	$278,360
Salaries, wages and benefits	5,306	13,563	17,877	117,945
Supplies	595	1,310	1,995	14,568
Rent	1,951	5,713	6,608	39,557
Other operating expenses	2,001	4,675	7,008	53,742
General and administrative expenses	(920)	13,391	5,699	88,572
Other expense	−	−	−	−
Impairment charges	−	9	−	673
Depreciation	266	831	632	4,793
Interest expense	2	2	3	17
Investment income	(7)	(6)	(12)	(474)
	9,194	39,488	39,810	319,393
Income (loss) from operations before income taxes	3,741	(14,306)	(2,876)	(41,033)
Provision (benefit) for income taxes	1,472	(5,629)	(1,132)	(16,146)
Income (loss) from operations	2,269	(8,677)	(1,744)	(24,887)
Gain (loss) on divestiture of operations	−	1,387	983	(3,637)
Income (loss) from discontinued operations	2,269	(7,290)	(761)	(28,524)
Loss attributable to noncontrolling interests	1	78	32	401
Income (loss) attributable to Kindred	$2,270	$(7,212)	$(729)	$(28,123)

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 4 – DISCONTINUED OPERATIONS (Continued)

The following table sets forth certain discontinued operating data by business segment (in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2015		2014	2015		2014
Revenues:
Hospital division		$158	$242		$1,747	$25,936
Nursing center division		12,777	24,940		35,187	252,424
		$12,935	$25,182		$36,934	$278,360
Operating income (loss):
Hospital division		$(14)	$(3,399)		$408	$(3,110)
Nursing center division		5,967	(4,367)		3,947	5,970
		$5,953	$(7,766)		$4,355	$2,860
Rent:
Hospital division		$477	$602		$1,514	$3,722
Nursing center division		1,474	5,111		5,094	35,835
		$1,951	$5,713		$6,608	$39,557
Depreciation:
Hospital division	$	−	$439	$	−	$1,422
Nursing center division		266	392		632	3,371
		$266	$831		$632	$4,793

A summary of the net assets held for sale follows (in thousands):

	September 30, 2015	December 31, 2014
Long-term assets:
Property and equipment, net	$1,405	$3,306
Other	121	169
	1,526	3,475
Current liabilities (included in other accrued liabilities)	−	−
	$1,526	$3,475

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

A summary of revenues by payor type follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Medicare	$915,778	$500,039	$2,673,753	$1,566,537
Medicaid	210,688	150,260	610,911	452,321
Medicare Advantage	127,905	89,912	401,199	282,965
Medicaid Managed	52,736	35,088	147,137	87,102
Other	517,047	505,776	1,626,264	1,530,406
	1,824,154	1,281,075	5,459,264	3,919,331
Eliminations	(59,638)	(52,157)	(185,306)	(156,406)
	$1,764,516	$1,228,918	$5,273,958	$3,762,925

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 6 – EARNINGS (LOSS) PER SHARE

Earnings (loss) per common share are based upon the weighted average number of common shares outstanding during the respective periods. Because the Company is reporting a loss from continuing operations attributable to the Company for the three months ended September 30, 2015 and for the nine months ended September 30, 2015 and 2014, the diluted calculation of earnings per common share excludes the dilutive impact of stock options and tangible equity units. The Company follows the provisions of the authoritative guidance for determining whether instruments granted in share-based payment transactions are participating securities, which requires that unvested restricted stock that entitles the holder to receive nonforfeitable dividends before vesting be included as a participating security in the basic and diluted earnings per common share calculation pursuant to the two-class method.

A computation of earnings (loss) per common share follows (in thousands, except per share amounts):

	Three months ended September 30,						Nine months ended September 30,
	2015				2014		2015		2014
	Basic		Diluted		Basic	Diluted	Basic	Diluted	Basic	Diluted
Earnings (loss):
Amounts attributable to Kindred stockholders:
Income (loss) from continuing operations:
As reported in Statement of Operations		$(16,869)		$(16,869)	$2,850	$2,850	$(138,329)	$(138,329)	$(4,030)	$(4,030)
Allocation to participating unvested restricted stockholders		−		−	(72)	(72)	−	−	−	−
Available to common stockholders		$(16,869)		$(16,869)	$2,778	$2,778	$(138,329)	$(138,329)	$(4,030)	$(4,030)
Discontinued operations, net of income taxes:
Income (loss) from operations:
As reported in Statement of Operations		$2,270		$2,270	$(8,599)	$(8,599)	$(1,712)	$(1,712)	$(24,486)	$(24,486)
Allocation to participating unvested restricted stockholders		−		−	218	218	−	−	−	−
Available to common stockholders		$2,270		$2,270	$(8,381)	$(8,381)	$(1,712)	$(1,712)	$(24,486)	$(24,486)
Gain (loss) on divestiture of operations:
As reported in Statement of Operations	$	−	$	−	$1,387	$1,387	$983	$983	$(3,637)	$(3,637)
Allocation to participating unvested restricted stockholders		−		−	(35)	(35)	−	−	−	−
Available to common stockholders	$	−	$	−	$1,352	$1,352	$983	$983	$(3,637)	$(3,637)
Income (loss) from discontinued operations:
As reported in Statement of Operations		$2,270		$2,270	$(7,212)	$(7,212)	$(729)	$(729)	$(28,123)	$(28,123)
Allocation to participating unvested restricted stockholders		−		−	183	183	−	−	−	−
Available to common stockholders		$2,270		$2,270	$(7,029)	$(7,029)	$(729)	$(729)	$(28,123)	$(28,123)
Net loss:
As reported in Statement of Operations		$(14,599)		$(14,599)	$(4,362)	$(4,362)	$(139,058)	$(139,058)	$(32,153)	$(32,153)
Allocation to participating unvested restricted stockholders		−		−	111	111	−	−	−	−
Available to common stockholders		$(14,599)		$(14,599)	$(4,251)	$(4,251)	$(139,058)	$(139,058)	$(32,153)	$(32,153)
Shares used in the computation:
Weighted average shares outstanding – basic computation		86,184		86,184	62,863	62,863	83,960	83,960	56,443	56,443
Dilutive effect of employee stock options				−		39		−		−
Dilutive effect of tangible equity units				−		−		−		−
Adjusted weighted average shares outstanding – diluted computation				86,184		62,902		83,960		56,443
Earnings (loss) per common share:
Income (loss) from continuing operations		$(0.20)		$(0.20)	$0.04	$0.04	$(1.65)	$(1.65)	$(0.07)	$(0.07)
Discontinued operations:
Income (loss) from operations		0.03		0.03	(0.13)	(0.13)	(0.02)	(0.02)	(0.44)	(0.44)
Gain (loss) on divestiture of operations		−		−	0.02	0.02	0.01	0.01	(0.06)	(0.06)
Income (loss) from discontinued operations		0.03		0.03	(0.11)	(0.11)	(0.01)	(0.01)	(0.50)	(0.50)
Net loss		$(0.17)		$(0.17)	$(0.07)	$(0.07)	$(1.66)	$(1.66)	$(0.57)	$(0.57)
Number of antidilutive stock options and tangible equity units excluded from shares used in the diluted earnings (loss) per common share computation				1,548		279		2,572		324

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 7 – BUSINESS SEGMENT DATA

The Company is organized into four operating divisions: the hospital division, the Kindred at Home division (formerly the care management division), the rehabilitation division (now known as the Kindred Rehabilitation Services division) and the nursing center division. Based upon the authoritative guidance for business segments, the operating divisions represent six reportable operating segments, including (1) hospitals, (2) home health services, (3) hospice services, (4) hospital rehabilitation services (now known as Kindred Hospital Rehabilitation Services), (5) skilled nursing rehabilitation services (now known as RehabCare) and (6) nursing centers. These reportable operating segments are consistent with information used by the Company’s President and Chief Executive Officer and its Chief Operating Officer to assess performance and allocate resources. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. Prior period segment information has been reclassified to conform with the current period presentation, including the transfer of five IRFs from the hospital division to the Kindred Hospital Rehabilitation Services business segment as of January 1, 2015. As a result, $51.0 million of goodwill was reallocated from the hospital division to the Kindred Hospital Rehabilitation Services business segment based upon the relative fair value of the five IRFs.

For segment purposes, the Company defines segment operating income as earnings before interest, income taxes, depreciation, amortization and rent. Segment operating income reported for each of the Company’s operating segments excludes litigation contingency expense, impairment charges, transaction costs and the allocation of support center overhead.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 7 – BUSINESS SEGMENT DATA (Continued)

The following table sets forth certain data by business segment (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Revenues:
Hospital division	$579,497	$591,121	$1,847,186	$1,830,883
Kindred at Home:
Home health	424,054	74,026	1,152,741	224,319
Hospice	181,140	12,160	478,202	37,557
	605,194	86,186	1,630,943	261,876
Kindred Rehabilitation Services:
Kindred Hospital Rehabilitation Services	149,435	93,139	453,543	281,279
RehabCare	219,518	246,732	708,904	754,369
	368,953	339,871	1,162,447	1,035,648
Nursing center division	270,510	263,897	818,688	790,924
	1,824,154	1,281,075	5,459,264	3,919,331
Eliminations:
Kindred Hospital Rehabilitation Services	(22,081)	(22,172)	(69,284)	(68,260)
RehabCare	(35,943)	(29,209)	(111,994)	(85,848)
Nursing centers	(1,614)	(776)	(4,028)	(2,298)
	(59,638)	(52,157)	(185,306)	(156,406)
	$1,764,516	$1,228,918	$5,273,958	$3,762,925
Income (loss) from continuing operations:
Operating income (loss):
Hospital division	$95,983	$116,987	$361,061	$388,482
Kindred at Home:
Home health	65,584	5,686	183,609	13,579
Hospice	33,707	1,103	76,424	4,972
	99,291	6,789	260,033	18,551
Kindred Rehabilitation Services:
Kindred Hospital Rehabilitation Services	42,141	23,030	131,236	74,312
RehabCare	14,544	17,242	44,933	54,945
	56,685	40,272	176,169	129,257
Nursing center division	35,923	35,437	112,763	108,418
Support center	(55,439)	(45,810)	(192,213)	(139,074)
Litigation contingency expense	(31,462)	−	(130,387)	(4,600)
Impairment charges	−	−	(6,726)	−
Transaction costs	(3,846)	(4,114)	(103,764)	(9,293)
Operating income	197,135	149,561	476,936	491,741
Rent	(96,244)	(77,643)	(284,786)	(233,872)
Depreciation and amortization	(39,329)	(38,748)	(116,889)	(117,012)
Interest, net	(56,008)	(22,171)	(173,925)	(125,869)
Income (loss) from continuing operations before income taxes	5,554	10,999	(98,664)	14,988
Provision for income taxes	12,523	3,777	9,183	5,289
	$(6,969)	$7,222	$(107,847)	$9,699

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 7 – BUSINESS SEGMENT DATA (Continued)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Rent:
Hospital division	$51,933	$50,790	$154,791	$152,964
Kindred at Home:
Home health	9,174	1,927	25,214	5,899
Hospice	4,530	228	12,395	689
	13,704	2,155	37,609	6,588
Kindred Rehabilitation Services:
Kindred Hospital Rehabilitation Services	7,591	1,741	22,473	5,301
RehabCare	937	1,041	2,946	3,197
	8,528	2,782	25,419	8,498
Nursing center division	21,510	21,316	64,391	64,096
Support center	569	600	2,576	1,726
	$96,244	$77,643	$284,786	$233,872
Depreciation and amortization:
Hospital division	$12,956	$16,336	$40,963	$49,275
Kindred at Home:
Home health	4,653	1,944	12,519	5,886
Hospice	1,821	161	4,759	483
	6,474	2,105	17,278	6,369
Kindred Rehabilitation Services:
Kindred Hospital Rehabilitation Services	3,344	2,879	10,076	8,985
RehabCare	1,955	2,866	5,790	8,446
	5,299	5,745	15,866	17,431
Nursing center division	6,695	7,606	21,151	22,319
Support center	7,905	6,956	21,631	21,618
	$39,329	$38,748	$116,889	$117,012

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 7 – BUSINESS SEGMENT DATA (Continued)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Capital expenditures, excluding acquisitions (including discontinued operations):
Hospital division:
Routine	$5,127	$6,470	$20,017	$23,097
Development	−	−	−	562
	5,127	6,470	20,017	23,659
Kindred at Home:
Home health:
Routine	1,225	214	2,336	652
Development	−	−	−	−
	1,225	214	2,336	652
Hospice:
Routine	352	14	834	52
Development	−	−	−	−
	352	14	834	52
Kindred Rehabilitation Services:
Kindred Hospital Rehabilitation Services:
Routine	350	62	625	162
Development	1,281	−	1,342	−
	1,631	62	1,967	162
RehabCare:
Routine	532	489	1,248	1,931
Development	−	−	−	−
	532	489	1,248	1,931
Nursing center division:
Routine	4,738	5,024	14,146	15,242
Development	2,085	1,570	8,330	2,131
	6,823	6,594	22,476	17,373
Support center:
Routine:
Information systems	22,765	8,593	40,335	25,560
Other	333	397	1,150	729
Development	2,394	−	2,394	−
	25,492	8,990	43,879	26,289
Totals:
Routine	35,422	21,263	80,691	67,425
Development	5,760	1,570	12,066	2,693
	$41,182	$22,833	$92,757	$70,118

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 7 – BUSINESS SEGMENT DATA (Continued)

	September 30, 2015	December 31, 2014
Assets at end of period:
Hospital division	$1,687,728	$1,751,695
Kindred at Home:
Home health	1,424,600	203,154
Hospice	899,937	32,733
	2,324,537	235,887
Kindred Rehabilitation Services:
Kindred Hospital Rehabilitation Services	787,464	366,153
RehabCare	377,130	360,860
	1,164,594	727,013
Nursing center division	496,828	513,603
Support center	830,309	2,424,766
	$6,503,996	$5,652,964
Goodwill:
Hospital division	$628,519	$679,480
Kindred at Home:
Home health	901,527	117,589
Hospice	630,439	26,910
	1,531,966	144,499
Kindred Rehabilitation Services:
Kindred Hospital Rehabilitation Services	486,281	173,618
RehabCare	–	−
	486,281	173,618
	$2,646,766	$997,597

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

The provision for loss for insurance risks, including the cost of coverage maintained with unaffiliated commercial insurance carriers, follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Professional liability:
Continuing operations	$19,778	$14,656	$51,067	$43,828
Discontinued operations	(1,741)	(37)	(2,408)	8,969
Workers compensation:
Continuing operations	$11,165	$9,939	$40,021	$27,394
Discontinued operations	(2,219)	366	(2,225)	1,811

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 8 – INSURANCE RISKS (Continued)

A summary of the assets and liabilities related to insurance risks included in the accompanying unaudited condensed consolidated balance sheet follows (in thousands):

	September 30, 2015			December 31, 2014
	Professional liability	Workers compensation	Total	Professional liability	Workers compensation	Total
Assets:
Current:
Insurance subsidiary investments	$59,250	$44,606	$103,856	$63,183	$36,768	$99,951
Reinsurance recoverables	5,496	–	5,496	7,376	–	7,376
Other	–	100	100	–	100	100
	64,746	44,706	109,452	70,559	36,868	107,427
Non-current:
Insurance subsidiary investments	90,989	110,037	201,026	84,210	81,835	166,045
Reinsurance and other recoverables	95,994	87,072	183,066	81,722	73,714	155,436
Deposits	3,980	3,784	7,764	3,879	1,428	5,307
Other	–	38	38	–	38	38
	190,963	200,931	391,894	169,811	157,015	326,826
	$255,709	$245,637	$501,346	$240,370	$193,883	$434,253
Liabilities:
Allowance for insurance risks:
Current	$62,020	$49,017	$111,037	$64,137	$39,802	$103,939
Non-current	273,874	209,330	483,204	243,614	149,457	393,071
	$335,894	$258,347	$594,241	$307,751	$189,259	$497,010

Provisions for loss for professional liability risks retained by the Company’s limited purpose insurance subsidiary have been discounted based upon actuarial estimates of claim payment patterns using a discount rate of 1% to 5% depending upon the policy year. The discount rate was 1% for the 2015 and 2014 policy years. The discount rates are based upon the risk free interest rate for the respective year. Amounts equal to the discounted loss provision are funded annually. The Company does not fund the portion of professional liability risks related to estimated claims that have been incurred but not reported. Accordingly, these liabilities are not discounted. If the Company did not discount any of the allowances for professional liability risks, these balances would have approximated $338.4 million at September 30, 2015 and $310.3 million at December 31, 2014.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 9 – INSURANCE SUBSIDIARY INVESTMENTS (Continued)

The cost for equities, amortized cost for debt securities and estimated fair value of the Company’s insurance subsidiary investments follows (in thousands):

	September 30, 2015				December 31, 2014
	Cost	Unrealized gains	Unrealized losses	Fair value	Cost	Unrealized gains	Unrealized losses	Fair value
Cash and cash equivalents (a)	$182,154	$–	$–	$182,154	$150,556	$–	$–	$150,556
Debt securities:
Corporate bonds	46,811	38	(43)	46,806	49,077	19	(60)	49,036
Debt securities issued by U.S. government agencies	24,809	68	–	24,877	25,313	19	(19)	25,313
U.S. Treasury notes	29,436	29	–	29,465	25,813	3	(7)	25,809
	101,056	135	(43)	101,148	100,203	41	(86)	100,158
Equities by industry:
Consumer	2,865	297	(58)	3,104	1,539	107	(13)	1,633
Financial services	2,093	76	(103)	2,066	975	56	(6)	1,025
Technology	2,086	95	(121)	2,060	989	41	(34)	996
Healthcare	1,758	45	(127)	1,676	962	60	(8)	1,014
Industrials	1,344	–	(138)	1,206	649	14	(22)	641
Other	5,540	–	(974)	4,566	3,145	40	(265)	2,920
	15,686	513	(1,521)	14,678	8,259	318	(348)	8,229
Certificates of deposit	6,900	3	(1)	6,902	7,051	2	–	7,053
	$305,796	$651	$(1,565)	$304,882	$266,069	$361	$(434)	$265,996

(a)	Includes $31.1 million and $15.6 million of money market funds at September 30, 2015 and December 31, 2014, respectively.

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

The Company considered the severity and duration of its unrealized losses at September 30, 2015 and 2014 for various investments held in its insurance subsidiary investment portfolio and determined that these unrealized losses were temporary and did not record any impairment losses related to these investments.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 10 – LONG-TERM DEBT

Capitalization

A summary of long-term debt follows (in thousands):

	September 30, 2015	December 31, 2014
Term Loan Facility, net of unamortized original issue discount (“OID”) of $6.5 million at September 30, 2015 and $6.4 million at December 31, 2014	$1,179,496	$988,645
8.00% Notes due 2020	750,000	750,000
8.75% Notes due 2023	600,000	600,000
6.375% Notes due 2022	500,000	500,000
ABL Facility	95,000	−
Mandatory Redeemable Preferred Stock (See Note 11)	26,638	34,773
Capital lease obligations	915	−
Other	6,837	3,720
Total debt, average life of 6 years (weighted average rate 6.4% for 2015 and 6.7% for 2014)	3,158,886	2,877,138
Amounts due within one year	(32,527)	(24,607)
Long-term debt	$3,126,359	$2,852,531

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

Pursuant to the Registration Rights Agreements, the Company and the Guarantors agreed (among other obligations) to use commercially reasonable efforts to file with the SEC a registration statement relating to an offer to exchange each of the Notes due 2020 and the Notes due 2023 for registered notes with substantially identical terms and consummate such offer within 365 days after the issuance of the Notes. The Company commenced an exchange offer on September 29, 2015, which expired on October 28, 2015. The Company completed the registered exchange offer on October 30, 2015.

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

On March 10, 2015, the Company entered into an incremental amendment agreement, which provided for an incremental term loan in an aggregate principal amount of $200 million under its Term Loan Facility. The Company used the net proceeds of the incremental term loan to repay outstanding borrowings under its $900 million ABL Facility (as defined below). The incremental term loan was issued with 50 basis points of OID and has the same terms as, and is fungible with, all other term loans outstanding under the Company’s Term Loan Facility.

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

April 2014 Debt Refinancing

On April 9, 2014, the Company completed the refinancing of substantially all of its then existing debt and incurred the following costs during the nine months ended September 30, 2014:

•	Unamortized deferred financing costs related to the Company’s prior ABL facility totaling $0.6 million ($0.4 million net of income taxes) were written-off and recorded as interest expense.
•

Unamortized deferred financing costs and OID related to the Company’s Prior Term Loan Facility totaling $5.0 million ($3.1 million net of income taxes) were written-off and recorded as interest expense.

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

As of September 30, 2015, holders of 85,121 Purchase Contracts elected early settlement. As a result, holders thereof received 43.0918 shares of common stock per Purchase Contract, resulting in approximately 3.7 million shares of common stock being issued by the Company.

Dividends and Other Payments

During the nine months ended September 30, 2015, the Company paid a cash dividend of $0.12 per common share on September 4, 2015 to shareholders of record as of the close of business on August 19, 2015 and also paid a cash dividend of $0.12 per common share on each of June 10, 2015 and April 1, 2015 to shareholders.

During the nine months ended September 30, 2014, the Company paid a cash dividend of $0.12 per common share on September 10, 2014 to shareholders of record as of the close of business on August 20, 2014 and also paid a cash dividend of $0.12 per common share on each of June 11, 2014 and March 27, 2014 to shareholders.

The Company made an installment payment on the Company’s Units on September 1, 2015 to holders of record on August 15, 2015, and also made an installment payment on the Company’s Units on June 1, 2015, each of which consisted of a quarterly installment payment of $18.75 per Unit. The Company also made an installment payment on the Company’s Units on March 2, 2015, which consisted of a quarterly installment payment of $18.75 per Unit, plus a one-time incremental payment of $1.25 per Unit for the period between November 25, 2014 and December 1, 2014, for a total payment of $20.00 per Unit. To the extent that any Unit has been separated into its constituent Purchase Contract and its constituent share of Mandatory Redeemable Preferred Stock, the installment payment is payable only on the constituent share of Mandatory Redeemable Preferred Stock.

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

Other indemnifications – In the ordinary course of business, the Company enters into contracts containing standard indemnification provisions and indemnifications specific to a transaction, such as a disposal of an operating facility. These indemnifications may cover claims related to employment-related matters, governmental regulations, environmental issues and tax matters, as well as patient, third party payor, supplier and contractual relationships. Obligations under these indemnities generally are initiated by a breach of the terms of a contract or by a third party claim or event. These indemnifications could potentially subject the Company to damages and other payments which may, either individually or in the aggregate, have a material adverse effect on the Company’s business, financial position, results of operations or liquidity.

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
September 30, 2015:
Recurring:
Assets:
Available-for-sale debt securities:
Corporate bonds	$–	$46,806	$–	$46,806	$–
Debt securities issued by U.S. government agencies	–	24,877	–	24,877	–
U.S. Treasury notes	29,465	–	–	29,465	–
	29,465	71,683	–	101,148	–
Available-for-sale equity securities	14,678	–	–	14,678	–
Money market funds	32,920	–	–	32,920	–
Certificates of deposit	–	6,902	–	6,902	–
Total available-for-sale investments	77,063	78,585	–	155,648	–
Deposits held in money market funds	13,900	3,884	–	17,784	–
	$90,963	$82,469	$–	$173,432	$–
Liabilities:
Contingent consideration liability	$–	$–	$(6,608)	$(6,608)	$–
Interest rate swaps	–	(5,846)	–	(5,846)	–
	$–	$(5,846)	$(6,608)	$(12,454)	$–
Non-recurring:
Assets:
Intangible assets – trade name	$–	$–	$1,405	$1,405	$(6,726)
Liabilities	$–	$–	$–	$–	$–
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

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 13 – FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)

Recurring measurements

The Company’s available-for-sale investments held by its limited purpose insurance subsidiary consist of debt securities, equities, money market funds and certificates of deposit. These available-for-sale investments and the insurance subsidiary’s cash and cash equivalents of $151.1 million as of September 30, 2015 and $135.0 million as of December 31, 2014, classified as insurance subsidiary investments, are maintained for the payment of claims and expenses related to professional liability and workers compensation risks.

The Company also has available-for-sale investments totaling $1.8 million as of September 30, 2015 and $2.2 million as of December 31, 2014 related to a deferred compensation plan that is maintained for certain of the Company’s current and former employees.

The fair value of actively traded debt and equity securities and money market funds is based upon quoted market prices and is generally classified as Level 1. The fair value of inactively traded debt securities and certificates of deposit is based upon either quoted market prices of similar securities or observable inputs such as interest rates using either a market or income valuation approach and is generally classified as Level 2. The Company’s investment advisors obtain and review pricing for each security. The Company is responsible for the determination of fair value and as such the Company reviews the pricing information from its advisors in determining reasonable estimates of fair value. Based upon the Company’s internal review procedures, there were no adjustments to the prices during the three months or nine months ended September 30, 2015 or September 30, 2014.

The Company’s deposits held in money market funds consist primarily of cash and cash equivalents held for the Company’s insurance programs and for general corporate purposes.

The Company acquired a contingent consideration liability in the Gentiva Merger from a prior acquisition by Gentiva with an initial estimated fair value of $8.3 million. The fair value is determined using a discounted cash flow approach utilizing Level 2 and Level 3 inputs which includes observable market discount rates, fixed payment schedules, and assumptions based on achieving certain predefined performance criteria. As of September 30, 2015, the fair value of the Level 3 contingent consideration liability was $6.6 million. The change in fair value in the third quarter of 2015 consists of $0.1 million in fixed payments and $0.1 million in accrued interest included in interest expense in the accompanying unaudited condensed consolidated statement of operations. A one percent change in the discount rate used to calculate the accretion of the present value of the contingent consideration liability would have an impact on the fair value of approximately $0.1 million.

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

	September 30, 2015		December 31, 2014
(In thousands)	Carrying value	Fair value	Carrying value	Fair value
Cash and cash equivalents	$120,891	$120,891	$164,188	$164,188
Insurance subsidiary investments	304,882	304,882	265,996	265,996
Long-term debt, including amounts due within one year (excluding capital lease obligations totaling $0.9 million at September 30, 2015)	3,157,971	3,236,887	2,877,138	2,930,815

Non-recurring measurements

During the nine months ended September 30, 2015, the Company recorded an asset impairment charge of $6.7 million related to previously acquired home health and hospice trade names after the decision in the first quarter of 2015 to rebrand to the Kindred at Home trade name. These charges reflect the amount by which the carrying value exceeded its estimated fair value. The fair value of the trade names was measured using Level 3 unobservable inputs, primarily economic obsolescence.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 14 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The accompanying condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X, Rule 3-10, “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered.” The Company’s Notes due 2020, Notes due 2022 and Notes due 2023 are all fully and unconditionally guaranteed by the Company’s domestic 100% owned subsidiaries. The Company’s Notes due 2020 and the Notes due 2023, which were issued during 2014, were senior unsecured obligations of the Escrow Issuer, which, prior to the Gentiva Merger, was a non-guarantor subsidiary of the Company. In connection with the Gentiva Merger, the Escrow Issuer was merged with and into the Company, with the Company assuming the Notes due 2020 and Notes due 2023. See Note 10. The equity method has been used with respect to the parent company’s investment in subsidiaries.

The following unaudited condensed consolidating financial data present the financial position of the parent company/issuer, the guarantor subsidiaries and the non-guarantor subsidiaries as of September 30, 2015 and December 31, 2014, and the respective results of operations and cash flows for the three months and nine months ended September 30, 2015 and September 30, 2014.

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)

	Three months ended September 30, 2015
(In thousands)	Parent company/ issuer	Guarantor subsidiaries	Non-guarantor subsidiaries	Consolidating and eliminating adjustments	Consolidated
Revenues	$–	$1,553,814	$236,783	$(26,081)	$1,764,516
Salaries, wages and benefits	–	869,689	52,451	–	922,140
Supplies	–	83,840	12,711	–	96,551
Rent	–	77,083	19,161	–	96,244
Other operating expenses	–	186,036	21,801	−	207,837
General and administrative expenses	−	228,943	107,179	(26,081)	310,041
Other (income) expense	–	35	(685)	–	(650)
Litigation contingency expense	−	31,462	−	−	31,462
Depreciation and amortization	–	36,920	2,409	–	39,329
Management fees	–	(5,170)	5,170	–	–
Intercompany interest (income) expense from affiliates	(51,099)	39,769	11,330	–	–
Interest expense	56,350	27	63	–	56,440
Investment income	–	(177)	(255)	–	(432)
Equity in net loss of consolidating affiliates	11,415	–	–	(11,415)	–
	16,666	1,548,457	231,335	(37,496)	1,758,962
Income (loss) from continuing operations before income taxes	(16,666)	5,357	5,448	11,415	5,554
Provision (benefit) for income taxes	(2,067)	14,411	179	–	12,523
Income (loss) from continuing operations	(14,599)	(9,054)	5,269	11,415	(6,969)
Income (loss) from discontinued operations, net of income taxes	–	2,311	(42)	–	2,269
Net income (loss)	(14,599)	(6,743)	5,227	11,415	(4,700)
(Earnings) loss attributable to noncontrolling interests:
Continuing operations	–	–	(9,900)	–	(9,900)
Discontinued operations	–	–	1	–	1
	–	–	(9,899)	–	(9,899)
Loss attributable to Kindred	$(14,599)	$(6,743)	$(4,672)	$11,415	$(14,599)
Comprehensive income (loss)	$(15,716)	$(6,743)	$4,591	$12,051	$(5,817)
Comprehensive loss attributable to Kindred	$(15,716)	$(6,743)	$(5,308)	$12,051	$(15,716)

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 14 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) (Continued)

	Three months ended September 30, 2014
(In thousands)	Parent company/ issuer	Guarantor subsidiaries	Non-guarantor subsidiaries	Consolidating and eliminating adjustments	Consolidated
Revenues	$–	$1,095,351	$159,377	$(25,810)	$1,228,918
Salaries, wages and benefits	–	570,624	31,189	–	601,813
Supplies	–	63,238	7,481	–	70,719
Rent	–	65,686	11,957	–	77,643
Other operating expenses	–	175,344	20,048	(25,810)	169,582
General and administrative expenses	–	159,143	78,360	–	237,503
Other (income) expense	–	29	(289)	–	(260)
Depreciation and amortization	–	36,618	2,130	–	38,748
Management fees	–	(2,940)	2,940	–	–
Intercompany interest (income) expense from affiliates	(28,895)	19,974	8,921	–	–
Interest expense	22,461	9	45	–	22,515
Investment income	–	(122)	(222)	–	(344)
Equity in net loss of consolidating affiliates	8,263	–	–	(8,263)	–
	1,829	1,087,603	162,560	(34,073)	1,217,919
Income (loss) from continuing operations before income taxes	(1,829)	7,748	(3,183)	8,263	10,999
Provision (benefit) for income taxes	2,533	1,423	(179)	–	3,777
Income (loss) from continuing operations	(4,362)	6,325	(3,004)	8,263	7,222
Discontinued operations, net of income taxes:
Loss from operations	–	(6,639)	(2,038)	–	(8,677)
Gain on divestiture of operations	–	1,350	37	–	1,387
Loss from discontinued operations	–	(5,289)	(2,001)	–	(7,290)
Net income (loss)	(4,362)	1,036	(5,005)	8,263	(68)
(Earnings) loss attributable to noncontrolling interests:
Continuing operations	–	–	(4,372)	–	(4,372)
Discontinued operations	–	–	78	–	78
	–	–	(4,294)	–	(4,294)
Income (loss) attributable to Kindred	$(4,362)	$1,036	$(9,299)	$8,263	$(4,362)
Comprehensive income (loss)	$(2,968)	$1,036	$(4,934)	$8,192	$1,326
Comprehensive income (loss) attributable to Kindred	$(2,968)	$1,036	$(9,228)	$8,192	$(2,968)

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 14 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) (Continued)

	Nine months ended September 30, 2015
(In thousands)	Parent company/ issuer	Guarantor subsidiaries	Non-guarantor subsidiaries	Consolidating and eliminating adjustments	Consolidated
Revenues	$–	$4,626,164	$724,586	$(76,792)	$5,273,958
Salaries, wages and benefits	–	2,534,133	170,787	–	2,704,920
Supplies	–	249,995	38,064	–	288,059
Rent	–	228,248	56,538	–	284,786
Other operating expenses	–	542,682	74,999	−	617,681
General and administrative expenses	−	822,795	304,945	(76,792)	1,050,948
Other (income) expense	–	355	(2,054)	–	(1,699)
Litigation contingency expense	–	130,387	–	–	130,387
Impairment charges	–	6,726	–	–	6,726
Depreciation and amortization	–	109,571	7,318	–	116,889
Management fees	–	(14,766)	14,766	–	–
Intercompany interest (income) expense from affiliates	(154,140)	120,173	33,967	–	–
Interest expense	172,534	3,371	223	–	176,128
Investment income	–	(1,525)	(678)	–	(2,203)
Equity in net loss of consolidating affiliates	127,902	–	–	(127,902)	–
	146,296	4,732,145	698,875	(204,694)	5,372,622
Income (loss) from continuing operations before income taxes	(146,296)	(105,981)	25,711	127,902	(98,664)
Provision (benefit) for income taxes	(7,238)	15,956	465	–	9,183
Income (loss) from continuing operations	(139,058)	(121,937)	25,246	127,902	(107,847)
Discontinued operations, net of income taxes:
Loss from operations	–	(793)	(951)	–	(1,744)
Gain on divestiture of operations	–	983	–	–	983
Income (loss) from discontinued operations	–	190	(951)	–	(761)
Net income (loss)	(139,058)	(121,747)	24,295	127,902	(108,608)
(Earnings) loss attributable to noncontrolling interests:
Continuing operations	–	–	(30,482)	–	(30,482)
Discontinued operations	–	–	32	–	32
	–	–	(30,450)	–	(30,450)
Loss attributable to Kindred	$(139,058)	$(121,747)	$(6,155)	$127,902	$(139,058)
Comprehensive income (loss)	$(140,835)	$(121,747)	$23,748	$128,449	$(110,385)
Comprehensive loss attributable to Kindred	$(140,835)	$(121,747)	$(6,702)	$128,449	$(140,835)

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 14 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) (Continued)

	Nine months ended September 30, 2014
(In thousands)	Parent company/ issuer	Guarantor subsidiaries	Non-guarantor subsidiaries	Consolidating and eliminating adjustments	Consolidated
Revenues	$–	$3,344,987	$495,368	$(77,430)	$3,762,925
Salaries, wages and benefits	–	1,730,053	96,549	–	1,826,602
Supplies	–	191,760	23,509	–	215,269
Rent	–	197,825	36,047	–	233,872
Other operating expenses	–	527,426	61,790	(77,430)	511,786
General and administrative expenses	–	479,034	234,487	–	713,521
Other (income) expense	–	351	(945)	–	(594)
Litigation contingency expense	–	4,600	–	–	4,600
Depreciation and amortization	–	110,580	6,432	–	117,012
Management fees	–	(10,186)	10,186	–	–
Intercompany interest (income) expense from affiliates	(85,594)	58,361	27,233	–	–
Interest expense	128,688	20	136	–	128,844
Investment income	–	(427)	(2,548)	–	(2,975)
Equity in net loss of consolidating affiliates	6,018	–	–	(6,018)	–
	49,112	3,289,397	492,876	(83,448)	3,747,937
Income (loss) from continuing operations before income taxes	(49,112)	55,590	2,492	6,018	14,988
Provision (benefit) for income taxes	(16,959)	21,501	747	–	5,289
Income (loss) from continuing operations	(32,153)	34,089	1,745	6,018	9,699
Discontinued operations, net of income taxes:
Loss from operations	–	(19,756)	(5,131)	–	(24,887)
Loss on divestiture of operations	–	(1,999)	(1,638)	–	(3,637)
Loss from discontinued operations	–	(21,755)	(6,769)	–	(28,524)
Net income (loss)	(32,153)	12,334	(5,024)	6,018	(18,825)
(Earnings) loss attributable to noncontrolling interests:
Continuing operations	–	–	(13,729)	–	(13,729)
Discontinued operations	–	–	401	–	401
	–	–	(13,328)	–	(13,328)
Income (loss) attributable to Kindred	$(32,153)	$12,334	$(18,352)	$6,018	$(32,153)
Comprehensive income (loss)	$(32,806)	$12,334	$(6,033)	$7,027	$(19,478)
Comprehensive income (loss) attributable to Kindred	$(32,806)	$12,334	$(19,361)	$7,027	$(32,806)

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 14 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Condensed Consolidating Balance Sheet

	As of September 30, 2015
(In thousands)	Parent company/ issuer	Guarantor subsidiaries	Non-guarantor subsidiaries	Consolidating and eliminating adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$–	$44,802	$76,089	$–	$120,891
Insurance subsidiary investments	–	–	103,856	–	103,856
Accounts receivable, net	–	1,077,987	138,227	–	1,216,214
Inventories	–	22,923	4,329	–	27,252
Deferred tax assets	–	74,221	–	–	74,221
Income taxes	–	9,567	1,004	–	10,571
Other	–	37,601	29,290	–	66,891
	–	1,267,101	352,795	–	1,619,896
Property and equipment, net	–	899,166	56,674	–	955,840
Goodwill	–	2,085,783	560,983	–	2,646,766
Intangible assets, net	–	735,299	48,475	–	783,774
Assets held for sale	–	1,526	–	–	1,526
Insurance subsidiary investments	–	–	201,026	–	201,026
Intercompany	4,725,150	–	–	(4,725,150)	–
Deferred tax assets	–	–	7,407	(7,407)	–
Other	65,389	123,906	105,873	–	295,168
	$4,790,539	$5,112,781	$1,333,233	$(4,732,557)	$6,503,996
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$–	$109,458	$72,696	$–	$182,154
Salaries, wages and other compensation	–	385,563	57,167	–	442,730
Due to third party payors	–	59,498	–	–	59,498
Professional liability risks	–	5,624	56,396	–	62,020
Other accrued liabilities	56,429	267,926	21,954	–	346,309
Long-term debt due within one year	26,322	–	6,205	–	32,527
	82,751	828,069	214,418	–	1,125,238
Long-term debt	3,124,812	−	1,547	–	3,126,359
Intercompany/deficiency in earnings of consolidated subsidiaries	126,506	4,137,757	587,393	(4,851,656)	–
Professional liability risks	–	61,177	212,697	–	273,874
Deferred tax liabilities	–	28,257	–	(7,407)	20,850
Deferred credits and other liabilities	–	168,957	138,207	–	307,164
Commitments and contingencies
Equity (deficit):
Stockholders’ equity (deficit)	1,456,470	(111,436)	(15,070)	126,506	1,456,470
Noncontrolling interests	–	–	194,041	–	194,041
	1,456,470	(111,436)	178,971	126,506	1,650,511
	$4,790,539	$5,112,781	$1,333,233	$(4,732,557)	$6,503,996

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

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 14 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Condensed Consolidating Statement of Cash Flows

	Three months ended September 30, 2015
(In thousands)	Parent company/ issuer	Guarantor subsidiaries	Non-guarantor subsidiaries	Consolidating and eliminating adjustments	Consolidated
Net cash provided by (used in) operating activities	$(28,117)	$137,155	$23,252	$–	$132,290
Cash flows from investing activities:
Routine capital expenditures	–	(32,663)	(2,759)	–	(35,422)
Development capital expenditures	–	(5,760)	–	–	(5,760)
Acquisitions, net of cash acquired	–	(1,577)	(425)	–	(2,002)
Sale of assets	–	3,884	–	–	3,884
Purchase of insurance subsidiary investments	–	–	(16,357)	–	(16,357)
Sale of insurance subsidiary investments	–	–	15,987	–	15,987
Net change in insurance subsidiary cash and cash equivalents	–	–	(2,633)	–	(2,633)
Proceeds from note receivable	–	25,000	–	–	25,000
Change in other investments	–	176	–	–	176
Other	–	1,383	–	–	1,383
Net cash used in investing activities	–	(9,557)	(6,187)	–	(15,744)
Cash flows from financing activities:
Proceeds from borrowings under revolving credit	259,700	–	–	–	259,700
Repayment of borrowings under revolving credit	(349,700)	–	–	–	(349,700)
Repayment of term loan	(3,003)	–	–	–	(3,003)
Repayment of other long-term debt	–	–	(500)	–	(500)
Payment of deferred financing costs	(301)	–	–	–	(301)
Issuance of common stock in connection with employee benefit plans	329	–	–	–	329
Payment of dividend for Mandatory Redeemable Preferred Stock	(2,703)	–	–	–	(2,703)
Dividends paid	(10,065)	–	–	–	(10,065)
Contributions made by noncontrolling interests	–	–	1,492	–	1,492
Distributions to noncontrolling interests	–	–	(10,685)	–	(10,685)
Other	–	245	–	–	245
Net change in intercompany accounts	133,860	(136,275)	2,415	–	–
Net cash provided by (used in) financing activities	28,117	(136,030)	(7,278)	–	(115,191)
Change in cash and cash equivalents	–	(8,432)	9,787	–	1,355
Cash and cash equivalents at beginning of period	–	53,234	66,302	–	119,536
Cash and cash equivalents at end of period	$–	$44,802	$76,089	$–	$120,891

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

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 14 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Condensed Consolidating Statement of Cash Flows (Continued)

	Nine months ended September 30, 2015
(In thousands)	Parent company/ issuer	Guarantor subsidiaries	Non-guarantor subsidiaries	Consolidating and eliminating adjustments	Consolidated
Net cash provided by operating activities	$361	$29,691	$63,015	$–	$93,067
Cash flows from investing activities:
Routine capital expenditures	–	(75,033)	(5,658)	–	(80,691)
Development capital expenditures	–	(12,066)	–	–	(12,066)
Acquisitions, net of cash acquired	–	(501,875)	(161,882)	–	(663,757)
Acquisition deposit	–	195,000	–	–	195,000
Sale of assets	–	7,061	–	–	7,061
Proceeds from senior unsecured notes offering held in escrow	–	–	1,350,000	–	1,350,000
Interest in escrow for senior unsecured notes	–	–	23,438	–	23,438
Purchase of insurance subsidiary investments	–	–	(59,186)	–	(59,186)
Sale of insurance subsidiary investments	–	–	50,780	–	50,780
Net change in insurance subsidiary cash and cash equivalents	–	–	(8,396)	–	(8,396)
Proceeds from note receivable	–	25,000	–	–	25,000
Change in other investments	–	375	–	–	375
Other	–	590	–	–	590
Net cash provided by (used in) investing activities	–	(360,948)	1,189,096	–	828,148
Cash flows from financing activities:
Proceeds from borrowings under revolving credit	1,414,850	–	–	–	1,414,850
Repayment of borrowings under revolving credit	(1,319,850)	–	–	–	(1,319,850)
Proceeds from issuance of term loan, net of discount	199,000	–	–	–	199,000
Proceeds from issuance of senior unsecured notes due 2020 and 2023	1,350,000	–	(1,350,000)	–	–
Repayment of Gentiva debt	–	(1,177,363)	–	–	(1,177,363)
Repayment of term loan	(9,008)	–	–	–	(9,008)
Repayment of other long-term debt	–	–	(1,400)	–	(1,400)
Payment of deferred financing costs	(3,284)	–	–	–	(3,284)
Issuance of common stock in connection with employee benefit plans	534	–	–	–	534
Payment of costs associated with issuance of common stock and tangible equity units	(915)	–	–	–	(915)
Payment of dividend for Mandatory Redeemable Preferred Stock	(8,135)	–	–	–	(8,135)
Dividends paid	(30,067)	–	–	–	(30,067)
Contributions made by noncontrolling interests	–	–	1,492	–	1,492
Distributions to noncontrolling interests	–	–	(31,823)	–	(31,823)
Other	–	1,457	–	–	1,457
Net change in intercompany accounts	(1,593,486)	1,422,557	170,929	–	–
Net cash provided by (used in) financing activities	(361)	246,651	(1,210,802)	–	(964,512)
Change in cash and cash equivalents	–	(84,606)	41,309	–	(43,297)
Cash and cash equivalents at beginning of period	–	129,408	34,780	–	164,188
Cash and cash equivalents at end of period	$–	$44,802	$76,089	$–	$120,891

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 14 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Condensed Consolidating Statement of Cash Flows (Continued)

	Nine months ended September 30, 2014
(In thousands)	Parent company/ issuer	Guarantor subsidiaries	Non-guarantor subsidiaries	Consolidating and eliminating adjustments	Consolidated
Net cash provided by (used in) operating activities	$(12,835)	$13,139	$24,018	$–	$24,322
Cash flows from investing activities:
Routine capital expenditures	–	(64,198)	(3,227)	–	(67,425)
Development capital expenditures	–	(2,693)	–	–	(2,693)
Acquisitions, net of cash acquired	–	(23,986)	(150)	–	(24,136)
Sale of assets	–	22,909	–	–	22,909
Purchase of insurance subsidiary investments	–	–	(97,394)	–	(97,394)
Sale of insurance subsidiary investments	–	–	34,967	–	34,967
Net change in insurance subsidiary cash and cash equivalents	–	–	54,372	–	54,372
Change in other investments	–	1,027	–	–	1,027
Other	–	(537)	–	–	(537)
Net cash used in investing activities	–	(67,478)	(11,432)	–	(78,910)
Cash flows from financing activities:
Proceeds from borrowings under revolving credit	1,468,515	–	–	–	1,468,515
Repayment of borrowings under revolving credit	(1,724,615)	–	–	–	(1,724,615)
Proceeds from issuance of term loan, net of discount	997,500	–	–	–	997,500
Proceeds from issuance of senior unsecured notes	500,000	–	–	–	500,000
Repayment of senior unsecured notes	(550,000)	–	–	–	(550,000)
Repayment of term loan	(786,063)	–	–	–	(786,063)
Repayment of other long-term debt	–	(36)	(179)	–	(215)
Payment of deferred financing costs	(3,152)	–	–	–	(3,152)
Equity offering, net of offering costs	220,353	–	–	–	220,353
Issuance of common stock in connection with employee benefit plans	6,217	–	–	–	6,217
Dividends paid	(20,840)	–	–	–	(20,840)
Distributions to noncontrolling interests	–	–	(9,604)	–	(9,604)
Other	–	2,304	–	–	2,304
Net change in intercompany accounts	(95,080)	79,076	16,004	–	–
Net cash provided by financing activities	12,835	81,344	6,221	–	100,400
Change in cash and cash equivalents	–	27,005	18,807	–	45,812
Cash and cash equivalents at beginning of period	–	23,535	12,437	–	35,972
Cash and cash equivalents at end of period	$–	$50,540	$31,244	$–	$81,784

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 15 – LEGAL AND REGULATORY PROCEEDINGS

The Company provides services in a highly regulated industry and is subject to various legal actions and regulatory and other governmental and internal audits and investigations in the ordinary course of business (including investigations resulting from the Company’s obligation to self-report suspected violations of law by the Company). These matters could (1) require the Company to pay substantial damages, fines, penalties or amounts in judgments or settlements, which individually or in the aggregate could exceed amounts, if any, that may be recovered under the Company’s insurance policies where coverage applies and is available; (2) cause the Company to incur substantial expenses; (3) require significant time and attention from the Company’s management; (4) subject the Company to sanctions, including possible exclusions from the Medicare and Medicaid programs; and (5) cause the Company to close or sell one or more facilities or otherwise modify the way the Company conducts business. The ultimate resolution of these matters, whether as a result of litigation or settlement, could have a material adverse effect on the Company’s business, financial position, results of operations and liquidity.

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

engaged in active discussions with the DOJ in an effort to find a mutually acceptable resolution to this investigation. Based on the progress of continuing settlement discussions through October 2015, the Company, in accordance with GAAP, recorded an additional $30 million loss provision in the third quarter of 2015 (for a total loss reserve of $125 million) related to this matter. The Company recorded a $95 million loss reserve for this matter in the first quarter of 2015 and disclosed an estimated settlement range of $95 million to $125 million. The Company accrued the estimated loss contingency in the first quarter of 2015 at the minimum of the estimated range in accordance with GAAP as no amount within the range was a better estimate than any other amount. These continuing settlement discussions also indicate that a corporate integrity agreement will likely be required as part of any final settlement related to this matter. No tax benefit related to the loss contingency reserve has been recorded as it is not possible to determine tax deductibility. In the event a settlement cannot be reached, the amount of possible loss in excess of the Company’s accrual cannot be estimated at this time and such loss could have a material adverse effect on the Company’s business, financial position, results of operations and liquidity. The discussions are ongoing, and until they are concluded, there can be no certainty about the timing or likelihood of a definitive resolution, the scope of any potential restrictions that may be agreed upon in connection with a settlement or the cost of a final settlement.

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

As a result of the decertification of a wage and hour class action lawsuit (Rindfleisch v. Gentiva), single-plaintiff lawsuits with identical claims have been filed against the Company. Including Rindfleisch, which has four plaintiffs, there are 289 lawsuits pending in federal district court for the Northern District of Georgia and assigned to various judges. These lawsuits pertain to a compensation plan that paid Gentiva’s home health employees on both a per visit and an hourly basis, thereby allegedly voiding their FLSA exempt status and entitling them to overtime pay. The plaintiffs in these lawsuits are seeking attorneys’ fees and costs, back wages and liquidated damages going back three years from the filings of the complaints under the FLSA. No estimate of the possible loss or range of loss resulting from these lawsuits can be made at this time. The Company disputes the allegations made in these lawsuits and will defend these and any related claims vigorously.

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

A consolidated shareholder class action lawsuit was pending against a former officer and director of Gentiva in federal district court for the Eastern District of New York. The lawsuit asserted claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as well as Sections 11 and 15 of the Securities Act of 1933, as amended (the “Securities Act”), and alleged, among other items, that Gentiva’s public disclosures misrepresented and failed to disclose that Gentiva improperly increased the number of in-home therapy visits to patients for the purposes of triggering higher reimbursement rates under Medicare, which caused an artificial inflation in the price of Gentiva Common Stock between July 31, 2008 and October 4, 2011. The court dismissed Gentiva from the lawsuit in December 2013. On December 10, 2014, the former officer and director of Gentiva reached an agreement in principle to settle the lawsuit for $6.5 million (which was funded in its entirety by insurance), with final approval provided by the court on September 29, 2015. This amount was provided for in the Gentiva opening balance sheet and therefore had no impact on Kindred’s statement of operations.

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

The Company is a healthcare services company that through its subsidiaries operates TC hospitals, a home health, hospice and community care business, IRFs, a contract rehabilitation services business, nursing centers and assisted living facilities across the United States. At September 30, 2015, the Company’s hospital division operated 95 TC hospitals (7,094 licensed beds) in 22 states. The Company’s Kindred at Home division (formerly known as the care management division) primarily provided home health, hospice and community care services from 626 sites of service in 41 states. The Company’s rehabilitation division (now known as the Kindred Rehabilitation Services division) provided rehabilitation services primarily in hospitals and long-term care settings and operated 18 IRFs (919 licensed beds). The Company’s nursing center division operated 90 nursing centers (11,535 licensed beds) and seven assisted living facilities (375 licensed beds) in 18 states.

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

Operating results in the third quarter of 2015 included transaction and integration costs totaling $1 million, and retention and severance costs totaling $2 million related to the Gentiva Merger. Operating results for the nine months ended September 30, 2015 included transaction and integration costs totaling $35 million, retention and severance costs totaling $59 million, a lease termination charge of $1 million and financing costs totaling $23 million related to the Gentiva Merger. Operating results in the third quarter of 2014 and for the nine months ended September 30, 2014 included transaction costs totaling $3 million and $5 million, respectively, related to the Gentiva Merger. See note 2 of the notes to unaudited condensed consolidated financial statements.

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

Assets held for sale at September 30, 2015 have been measured at the lower of carrying value or estimated fair value less costs of disposal and have been classified as held for sale in the accompanying unaudited condensed consolidated balance sheet.

On December 27, 2014, the Company entered into an agreement with Ventas to transition the operations under the leases for the 2014 Expiring Facilities. Each lease will terminate when the operation of such nursing center is transferred to a new operator, which is expected to occur during 2015. The current lease term for eight of these nursing centers is scheduled to expire on April 30, 2018. The current lease term for the ninth of these nursing centers is scheduled to expire on April 30, 2020. The Company will continue to operate these facilities until operations are transferred. Through September 30, 2015, the Company transferred the operations of three

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

General (Continued)

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

The provision for doubtful accounts totaled $12 million and $10 million in the third quarter of 2015 and 2014, respectively, and $33 million and $25 million for the nine months ended September 30, 2015 and 2014, respectively.

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

Provisions for loss for professional liability risks retained by the Company’s limited purpose insurance subsidiary have been discounted based upon actuarial estimates of claim payment patterns using a discount rate of 1% to 5% depending upon the policy year. The discount rate was 1% for the 2015 and 2014 policy years. The discount rates are based upon the risk free interest rate for the respective year. Amounts equal to the discounted loss provision are funded annually. The Company does not fund the portion of professional liability risks related to estimated claims that have been incurred but not reported. Accordingly, these liabilities are not discounted. The allowance for professional liability risks aggregated $336 million at September 30, 2015 and $308 million at December 31, 2014. If the Company did not discount any of the allowances for professional liability risks, these balances would have approximated $338 million at September 30, 2015 and $310 million at December 31, 2014.

Changes in the number of professional liability claims and the cost to settle these claims significantly impact the allowance for professional liability risks. A relatively small variance between the Company’s estimated and actual number of claims or average cost per claim could have a material impact, either favorable or unfavorable, on the adequacy of the allowance for professional liability risks. For example, a 1% variance in the allowance for professional liability risks at September 30, 2015 would impact the Company’s operating income by approximately $3 million.

The provision for professional liability risks (continuing operations), including the cost of coverage maintained with unaffiliated commercial insurance carriers, aggregated $20 million and $15 million in the third quarter of 2015 and 2014, respectively, and $51 million and $44 million for the nine months ended September 30, 2015 and 2014, respectively.

Provisions for loss for workers compensation risks retained by the Company’s limited purpose insurance subsidiary are not discounted and amounts equal to the loss provision are funded annually. The allowance for workers compensation risks aggregated $258 million at September 30, 2015 and $189 million at December 31, 2014. The provision for workers compensation risks (continuing operations), including the cost of coverage maintained with unaffiliated commercial insurance carriers, aggregated $11 million and $10 million in the third quarter of 2015 and 2014, respectively, and $40 million and $27 million for the nine months ended September 30, 2015 and 2014, respectively. Workers compensation cost increased for the nine months ended September 30, 2015 compared to the same period in 2014 primarily as a result of the Gentiva Merger.

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

The Company’s effective income tax rate was 225.5% and 34.3% in the third quarter of 2015 and 2014, respectively, and 9.3% and 35.3% for the nine months ended September 30, 2015 and 2014, respectively. The effective income tax rate in the third quarter of 2015 was negatively impacted by having no tax benefit recorded for a $30 million litigation contingency loss reserve as it is not possible to determine the tax deductibility of the contingency. The decrease in the effective income tax rate for the nine months ended September 30, 2015 was primarily attributable to transaction costs that are not deductible for income tax purposes and having no tax benefit recorded for a $125 million litigation contingency loss reserve for the nine months ended September 30, 2015 as it is not possible to determine the tax deductibility of the contingency. See note 15 of the notes to unaudited condensed consolidated financial statements. The Company is reporting a loss from continuing operations before income taxes of $99 million and an income tax provision of $9 million for the nine months ended September 30, 2015 as compared to income from continuing operations before income taxes of $15 million and an income tax provision of $5 million for the nine months ended September 30, 2014.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Critical Accounting Policies (Continued)

Accounting for income taxes (Continued)

There are significant uncertainties with respect to capital loss carryforwards that could affect materially the realization of certain deferred tax assets. Accordingly, the Company has recognized deferred tax assets to the extent it is more likely than not they will be realized and a valuation allowance is provided for deferred tax assets to the extent that it is uncertain that the deferred tax asset will be realized. The Company recognized net deferred tax assets totaling $53 million and $94 million at September 30, 2015 and December 31, 2014, respectively.

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

In accordance with the authoritative guidance for goodwill and other intangible assets, the Company is required to perform an impairment test for goodwill and indefinite-lived intangible assets at least annually or more frequently if adverse events or changes in circumstances indicate that the asset may be impaired. The Company performs its annual goodwill impairment test in the fourth quarter of each fiscal year for each of its reporting units. A reporting unit is either an operating segment or one level below the operating segment, referred to as a component. When the components within the Company’s operating segments have similar economic characteristics, the Company aggregates the components of its operating segments into one reporting unit. Accordingly, the Company has determined that its reporting units are hospitals, home health, hospice, community care, hospital rehabilitation services, inpatient rehabilitation hospitals, skilled nursing rehabilitation services (now known as RehabCare) and nursing centers. The hospital rehabilitation services and inpatient rehabilitation hospitals reporting units are both included in the hospital rehabilitation services operating segment (now known as Kindred Hospital Rehabilitation Services). The community care reporting unit is included in the home health business segment of the Kindred at Home division. The carrying value of goodwill for each of the Company’s reporting units at September 30, 2015 and December 31, 2014 follows (in thousands):

	September 30, 2015	December 31, 2014
Hospitals	$628,519	$679,480
Kindred at Home:
Home health	737,028	117,589
Hospice	630,439	26,910
Community care	164,499	–
	1,531,966	144,499
Kindred Rehabilitation Services:
Kindred Hospital Rehabilitation Service contracts	173,618	173,618
Inpatient rehabilitation hospitals	312,663	–
RehabCare	–	–
	486,281	173,618
Nursing centers	–	–
	$2,646,766	$997,597

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

In connection with the preparation of the Company’s operating results for the third quarter of 2015, the Company determined that the impact of the regulatory changes announced on July 31, 2015 in connection with the LTAC Legislation (as defined) and related to the Company’s hospital reporting unit was an impairment triggering event. The regulatory changes create new Medicare criteria and payment rules for LTAC hospitals. The Company tested the recoverability of the hospital reporting unit goodwill and determined that goodwill was not impaired.

The Company has determined that during the nine months ended September 30, 2015, there were no events or changes in circumstances since December 31, 2014, other than as described above, requiring an interim impairment test. Although the Company has determined that there were no goodwill or other indefinite-lived intangible asset impairments as of September 30, 2015, adverse changes in the operating environment and related key assumptions used to determine the fair value of the Company’s reporting units and indefinite-lived intangible assets or declines in the value of the Company’s common stock may result in future impairment charges for a portion or all of these assets. Specifically, if the rate of growth of government and commercial revenues earned by the Company’s reporting units were to be less than projected or if healthcare reforms were to negatively impact the Company’s business, an impairment charge of a portion or all of these assets may be required.

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

The annual impairment tests for certain of the Company’s indefinite-lived intangible assets are performed as of May 1, July 1, October 1 and November 30 while all others are performed as of December 31. No impairment charges were recorded in connection with the annual impairment tests performed at May 1, 2015, July 1, 2015 or at each of the dates in 2014. The impairment test at May 1, 2015 for the RehabCare trade name indicated that the excess fair value was only 12% higher than the carrying value. A change in one of the significant assumptions such as revenue growth or royalty rate could have a material effect on the fair value of the trade name.

During the nine months ended September 30, 2015, the Company recorded an asset impairment charge of $7 million related to previously acquired home health and hospice trade names after the decision in the first quarter of 2015 to rebrand to the Kindred at Home trade name. These charges reflect the amount by which the carrying value exceeded its estimated fair value. The fair value of the trade names was measured using Level 3 unobservable inputs, primarily economic obsolescence.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Recently Issued Accounting Requirements

In September 2015, the FASB issued authoritative guidance that eliminates the requirement to restate prior period financial statements for measurement period adjustments. The new guidance requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. The new guidance is effective for interim and annual periods beginning after December 15, 2015 and early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s business, financial position, results of operations or liquidity.

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

In April 2015, the FASB issued authoritative guidance which changes the balance sheet presentation requirements for debt issuance costs. To simplify presentation of debt issuance costs, the amendments require that debt issuance costs, other than those paid to the lender, be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts. In August 2015, the FASB issued an update based upon a SEC Staff Announcement, which addresses the application of the guidance to line-of-credit arrangements. The SEC announcement confirms that these arrangements are not within the scope of the new guidance. The guidance is effective for interim and annual periods beginning on or after December 15, 2015. The guidance should be applied on a retrospective basis, and early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s business, financial position, results of operations or liquidity.

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

In May 2014, the FASB issued authoritative guidance which changes the requirements for recognizing revenue when entities enter into contracts with customers. Under the new provisions, an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. It also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In July 2015, the FASB finalized a one year deferral of the new revenue standard with an updated effective date for interim and annual periods beginning on or after December 15, 2017. Entities are not permitted to adopt the standard earlier than the original effective date, which was on or after December 15, 2016. The Company is still assessing this guidance.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Results of Operations – Continuing Operations

  A summary of the Company’s operating data follows (unaudited):

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2015	2014	2015	2014
Revenues:
Hospital division	$579,497	$591,121	$1,847,186	$1,830,883
Kindred at Home:
Home health	424,054	74,026	1,152,741	224,319
Hospice	181,140	12,160	478,202	37,557
	605,194	86,186	1,630,943	261,876
Kindred Rehabilitation Services:
Kindred Hospital Rehabilitation Services	149,435	93,139	453,543	281,279
RehabCare	219,518	246,732	708,904	754,369
	368,953	339,871	1,162,447	1,035,648
Nursing center division	270,510	263,897	818,688	790,924
	1,824,154	1,281,075	5,459,264	3,919,331
Eliminations:
Kindred Hospital Rehabilitation Services	(22,081)	(22,172)	(69,284)	(68,260)
RehabCare	(35,943)	(29,209)	(111,994)	(85,848)
Nursing centers	(1,614)	(776)	(4,028)	(2,298)
	(59,638)	(52,157)	(185,306)	(156,406)
	$1,764,516	$1,228,918	$5,273,958	$3,762,925
Income (loss) from continuing operations:
Operating income (loss):
Hospital division	$95,983	$116,987	$361,061	$388,482
Kindred at Home:
Home health	65,584	5,686	183,609	13,579
Hospice	33,707	1,103	76,424	4,972
	99,291	6,789	260,033	18,551
Kindred Rehabilitation Services:
Kindred Hospital Rehabilitation Services	42,141	23,030	131,236	74,312
RehabCare	14,544	17,242	44,933	54,945
	56,685	40,272	176,169	129,257
Nursing center division	35,923	35,437	112,763	108,418
Support center	(55,439)	(45,810)	(192,213)	(139,074)
Litigation contingency expense	(31,462)	−	(130,387)	(4,600)
Impairment charges	−	−	(6,726)	−
Transaction costs	(3,846)	(4,114)	(103,764)	(9,293)
Operating income	197,135	149,561	476,936	491,741
Rent	(96,244)	(77,643)	(284,786)	(233,872)
Depreciation and amortization	(39,329)	(38,748)	(116,889)	(117,012)
Interest, net	(56,008)	(22,171)	(173,925)	(125,869)
Income (loss) from continuing operations before income taxes	5,554	10,999	(98,664)	14,988
Provision for income taxes	12,523	3,777	9,183	5,289
	$(6,969)	$7,222	$(107,847)	$9,699

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Results of Operations – Continuing Operations (Continued)

Operating data:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Hospital division:
End of period data:
Number of transitional care hospitals	95	97
Number of licensed beds	7,094	7,145
Revenue mix %:
Medicare	57.1	57.0	56.4	58.4
Medicaid	5.3	6.9	5.4	6.7
Medicare Advantage	10.8	10.5	11.4	11.0
Medicaid Managed	6.1	3.8	5.4	3.1
Commercial insurance and other	20.7	21.8	21.4	20.8
Admissions:
Medicare	7,976	8,460	25,018	26,053
Medicaid	556	805	1,776	2,520
Medicare Advantage	1,212	1,250	4,119	4,074
Medicaid Managed	646	511	1,964	1,209
Commercial insurance and other	1,763	1,703	5,446	5,502
	12,153	12,729	38,323	39,358
Patient days:
Medicare	210,870	213,170	657,930	663,555
Medicaid	23,167	30,480	77,043	95,811
Medicare Advantage	39,585	39,938	132,773	126,990
Medicaid Managed	24,412	16,556	71,258	40,480
Commercial insurance and other	58,631	57,486	183,794	176,346
	356,665	357,630	1,122,798	1,103,182
Average length of stay:
Medicare	26.4	25.2	26.3	25.5
Medicaid	41.7	37.9	43.4	38.0
Medicare Advantage	32.7	32.0	32.2	31.2
Medicaid Managed	37.8	32.4	36.3	33.5
Commercial insurance and other	33.3	33.8	33.7	32.1
Weighted average	29.3	28.1	29.3	28.0
Revenues per admission:
Medicare	$41,451	$39,828	$41,608	$41,010
Medicaid	55,415	50,344	55,950	49,016
Medicare Advantage	51,495	49,814	51,202	49,604
Medicaid Managed	54,976	44,321	51,240	46,650
Commercial insurance and other	68,151	75,591	72,592	69,147
Weighted average	47,683	46,439	48,200	46,519
Revenues per patient day:
Medicare	$1,568	$1,581	$1,582	$1,610
Medicaid	1,330	1,330	1,290	1,289
Medicare Advantage	1,577	1,559	1,588	1,591
Medicaid Managed	1,455	1,368	1,412	1,393
Commercial insurance and other	2,049	2,239	2,151	2,157
Weighted average	1,625	1,653	1,645	1,660
Medicare case mix index (discharged patients only)	1.150	1.157	1.162	1.171
Average daily census	3,877	3,887	4,113	4,041
Occupancy %	62.2	62.1	65.8	64.7
Same-hospital data:
Admissions:
Medicare	7,932	8,342	24,756	25,675
Medicaid	556	794	1,766	2,491
Medicare Advantage	1,212	1,244	4,106	4,049
Medicaid Managed	644	511	1,954	1,203
Commercial insurance and other	1,762	1,688	5,399	5,446
	12,106	12,579	37,981	38,864
Patient days:
Medicare	209,662	210,386	651,884	655,095
Medicaid	23,141	30,254	76,659	94,817
Medicare Advantage	39,585	39,859	132,409	126,567
Medicaid Managed	24,280	16,515	70,886	40,372
Commercial insurance and other	58,625	57,185	182,802	175,212
	355,293	354,199	1,114,640	1,092,063
Total average length of stay	29.3	28.2	29.3	28.1

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Results of Operations – Continuing Operations (Continued)

Operating data (Continued):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Kindred at Home:
Home health:
Sites of service (at end of period)	388	145
Revenue mix %:
Medicare	80.0	81.4	80.4	81.2
Medicaid	2.1	2.0	2.0	2.4
Commercial and other	8.2	11.3	8.0	11.3
Commercial paid at episodic rates	9.7	5.3	9.6	5.1
Episodic revenues ($ 000s)	$319,820	$57,027	$873,838	$173,123
Total episodic admissions	66,753	10,302	183,648	31,395
Medicare episodic admissions	58,479	9,543	161,046	29,130
Total episodes	108,519	21,151	298,013	63,782
Episodes per admission	1.63	2.05	1.62	2.03
Revenue per episode	$2,947	$2,696	$2,932	$2,714
Hospice:
Sites of service (at end of period)	181	34
Admissions	12,091	776	33,528	2,523
Average length of stay	101	97	96	94
Patient days	1,211,291	78,915	3,187,714	244,236
Revenue per patient day	$150	$154	$150	$154
Average daily census	13,166	858	11,677	895
Kindred Rehabilitation Services:
Kindred Hospital Rehabilitation Services:
Freestanding IRFs:
End of period data:
Number of IRFs	18	5
Number of licensed beds	919	215
Discharges (a)	3,941	1,004	11,674	3,178
Occupancy % (a)	68.7	68.5	71.1	70.5
Average length of stay (a)	13.2	13.5	13.3	13.0
Revenue per discharge (a)	$18,992	$18,259	$19,275	$17,993
Contract services:
Sites of service (at end of period):
Inpatient rehabilitation units	101	102
LTAC hospitals	119	117
Sub-acute units	7	10
Outpatient units	135	139
	362	368
Revenue per site	$206,041	$203,284	$626,628	$599,841
RehabCare:
Sites of service (at end of period)	1,821	1,896
Revenue per site	$120,548	$130,133	$391,013	$403,501

(a)	Excludes non-consolidated IRF.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Results of Operations – Continuing Operations (Continued)

Operating data (Continued):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Nursing center division:
End of period data:
Number of facilities:
Nursing center:
Owned or leased	86	86
Managed	4	4
Assisted living facilities	7	6
	97	96
Number of licensed beds:
Nursing center:
Owned or leased	11,050	11,090
Managed	485	485
Assisted living facilities	375	341
	11,910	11,916
Revenue mix %:
Medicare	30.0	31.4	31.1	32.0
Medicaid	39.6	39.7	38.8	39.7
Medicare Advantage	8.1	8.7	8.6	8.5
Medicaid Managed	5.9	4.7	5.3	3.9
Private and other	16.4	15.5	16.2	15.9
Patient days (a):
Medicare	130,456	138,158	412,843	424,056
Medicaid	449,982	468,832	1,342,627	1,416,455
Medicare Advantage	48,539	52,411	155,862	152,066
Medicaid Managed	82,352	69,156	236,220	171,974
Private and other	140,003	136,858	417,749	420,976
	851,332	865,415	2,565,301	2,585,527
Patient day mix % (a):
Medicare	15.3	16.0	16.1	16.4
Medicaid	52.9	54.2	52.3	54.8
Medicare Advantage	5.7	6.0	6.1	5.9
Medicaid Managed	9.7	8.0	9.2	6.6
Private and other	16.4	15.8	16.3	16.3
Revenues per patient day (a):
Medicare Part A	$570	$553	$570	$553
Total Medicare (including Part B)	623	599	617	598
Medicaid	238	223	236	221
Medicaid (net of provider taxes) (b)	214	205	209	201
Medicare Advantage	450	440	450	443
Medicaid Managed	194	179	185	178
Private and other	316	299	318	299
Weighted average	318	305	319	306
Average daily census (a)	9,254	9,407	9,397	9,471
Admissions (a)	9,558	9,746	29,765	29,156
Occupancy % (a)	78.6	80.1	79.8	80.8
Medicare average length of stay (a)	28.5	29.9	28.8	29.8

(a)	Excludes managed facilities.
(b)	Provider taxes are recorded in general and administrative expenses for all periods presented.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Results of Operations – Continuing Operations (Continued)

Hospital division

Revenues declined 2% to $579 million in the third quarter of 2015 compared to $591 million for the same period in 2014 and increased 1% to $1.85 billion for the nine months ended September 30, 2015 compared to $1.83 billion for the same period in 2014. The decline in revenues in the third quarter of 2015 was primarily a result of an aggregate 4.5% decline (3.8% on a same-hospital basis) in admissions compared to the same period last year. Also contributing to the decline in revenues in the third quarter of 2015 was a 0.3% decline in patient days and a 1.7% decline in revenue per patient day, both compared to the same period last year. Commercial insurance and other revenue per patient day declined 8.5% in the third quarter of 2015 as a result of both payor mix changes within commercial payors and an increase in bad debt compared to the same period last year. The increase in revenues for the nine months ended September 30, 2015 was primarily a result of an increase in revenues per admission, offset partially by an aggregate decline in admissions of 2.6% (2.3% on a same-hospital basis).

Average length of stay increased to 29.3 days in the third quarter of 2015 compared to 28.1 days for the same period in 2014. Average length of stay increased to 29.3 days for the nine months ended September 30, 2015 compared to 28.0 days in the same period in 2014, which contributed to a 2% increase in average daily census.

Operating income in the third quarter of 2015 included $0.5 million related to the closure of a hospital and $0.6 million related to severance costs. Operating income in the third quarter of 2014 included $0.6 million related to severance costs. Excluding these charges, operating income declined approximately $20 million in the third quarter of 2015 from the same period last year and operating margins declined to 16.8% in the third quarter of 2015 compared to 19.9% for the same period in 2014. Operating income for the nine months ended September 30, 2015 included $1 million of costs related to the closure of two hospitals, $0.6 million related to severance costs and $0.7 million of costs related to a cancelled development project. Operating income for the nine months ended September 30, 2014 included $0.6 million related to severance costs. Excluding these charges, operating income declined approximately $26 million for the nine months ended September 30, 2015 from the same period a year ago and operating margins declined to 19.7% for the nine months ended September 30, 2015 compared to 21.3% for the same period in 2014. The decline in operating income and operating margins for both periods was primarily a result of admissions decline, changes in payor mix, increased labor and other costs associated with an increase in average lengths of stay and an increase in bad debts.

Average hourly wage rates increased 1% in the third quarter of 2015 and 2% for the nine months ended September 30, 2015 compared to the same periods in 2014. Employee benefit costs declined 1% in the third quarter of 2015 compared to the same period in 2014, primarily as a result of a reduction in workers compensation expense. Employee benefit costs increased 3% for the nine months ended September 30, 2015 compared to the same period in 2014, primarily as a result of an increase in health and compensated absences expenses.

Professional liability costs were $11 million and $8 million in the third quarter of 2015 and 2014, respectively, and $29 million and $25 million for the nine months ended September 30, 2015 and 2014, respectively.

Kindred at Home

Home health

Revenues increased to $424 million in the third quarter of 2015 compared to $74 million for the same period in 2014 and increased to $1.2 billion for the nine months ended September 30, 2015 compared to $224 million for the same period in 2014, primarily as a result of the Gentiva Merger. The Gentiva Merger, which added 288 sites of service to the Company’s home health operations beginning February 2, 2015, contributed $357 million in revenues in the third quarter of 2015 and $941 million for the eight months of operations since the date of acquisition.

Operating income in the third quarter of 2015 included $2 million of costs associated with closing seven locations and for the nine months ended September 30, 2015 included $4 million of costs associated with closing 12 locations. Operating income in the third quarter of 2014 and for the nine months ended September 30, 2014 included $0.3 million and $1 million, respectively, of severance costs. Excluding these charges, operating margins increased to 16.1% in the third quarter of 2015 compared to 8.1% for the same period in 2014 and increased to 16.3% for the nine months ended September 30, 2015 compared to 6.5% for the same period in 2014. The increase in operating margins for both periods was primarily due to the Gentiva Merger and cost efficiencies associated with the larger scale of the Company’s home health operations as compared to the same periods in 2014, and to a lesser extent, due to the reallocation of resources and costs associated with segment overhead from home health operations to hospice operations beginning in the third quarter of 2014.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Results of Operations – Continuing Operations (Continued)

Kindred at Home (Continued)

Hospice

Revenues increased to $181 million in the third quarter of 2015 compared to $13 million for the same period in 2014 and increased to $478 million for the nine months ended September 30, 2015 compared to $38 million for the same period in 2014, primarily as a result of the Gentiva Merger. The Gentiva Merger, which added 163 sites of service to the Company’s hospice operations beginning February 2, 2015, contributed $168 million in revenues in the third quarter of 2015 and $439 million for the eight months of operations since the date of acquisition.

Operating income in the third quarter of 2015 included $0.4 million of costs associated with closing one location and for the nine months ended September 30, 2015 included $2 million of costs associated with closing seven locations. Operating income in the third quarter of 2014 and for the nine months ended September 30, 2014 included $0.1 million and $0.2 million of severance costs, respectively. Excluding these charges, operating margins increased to 18.8% in the third quarter of 2015 compared to 9.4% for the same period in 2014 and increased to 16.5% for the nine months ended September 30, 2015 compared to 13.7% for the same period in 2014. The increase in operating margins for both periods was primarily due to the Gentiva Merger and cost efficiencies associated with the larger scale of the Company’s hospice operations as compared to the same periods in 2014.

Kindred Rehabilitation Services

Kindred Hospital Rehabilitation Services

Revenues increased 60% to $149 million in the third quarter of 2015 compared to $93 million for the same period in 2014 and increased 61% to $453 million for the nine months ended September 30, 2015 compared to $281 million for the same period in 2014. The increase in revenues for both periods was primarily attributable to the Centerre Acquisition, which added 11 freestanding IRFs to the Company’s hospital rehabilitation services operations beginning January 1, 2015. Revenues associated with the Centerre Acquisition were $58 million in the third quarter of 2015 and $170 million for the nine months ended September 30, 2015.

Operating income in the third quarter of 2014 included a $2 million allowance for doubtful account related to a customer bankruptcy. Operating income for the nine months ended September 30, 2014 also included $0.1 million of severance costs. Excluding these charges, operating margins increased to 28.2% in the third quarter of 2015 compared to 26.7% for the same period in 2014 and increased to 28.9% for the nine months ended September 30, 2015 compared to 27.1% for the same period in 2014, primarily as a result of efficiencies gained from the Centerre Acquisition.

Employee benefit costs increased 52% in the third quarter of 2015 compared to the same period in 2014 and increased 53% for the nine months ended September 30, 2015 compared to the same period in 2014, primarily as a result of the Centerre Acquisition.

RehabCare

Revenues declined 11% to $220 million in the third quarter of 2015 compared to $246 million for the same period of 2014 and declined 6% to $709 million for the nine months ended September 30, 2015 compared to $754 million for the same period in 2014. The decline in revenues for both periods was primarily attributable to a net loss of 114 customer contract sites of service for the nine months ended September 30, 2015. The loss of customer contract sites of service was primarily attributable to skilled nursing center consolidations, competition and customers moving therapy services in-house. Revenues derived from non-affiliated customers aggregated $184 million and $217 million in the third quarter of 2015 and 2014, respectively, and $597 million and $668 million for the nine months ended September 30, 2015 and 2014, respectively.

Operating income in the third quarter of 2014 included a gain of $0.2 million related to restructuring activities. Operating income for the nine months ended September 30, 2015 included $1 million of severance costs. Excluding these amounts, operating margins declined to 6.6% in the third quarter of 2015 compared to 6.9% for the same period of 2014 and declined to 6.4% for the nine months ended September 30, 2015 compared to 7.3% for the same period of 2014. The decline in operating margins for both periods was primarily attributable to the loss of customer contract sites of service and related cost inefficiencies.

Employee benefit costs declined 8% in the third quarter of 2015 compared to the same period in 2014, primarily as a result of a reduction in workers compensation and compensated absences expenses. Employee benefit costs declined 3% for the nine months ended September 30, 2015 compared to the same period in 2014, primarily as a result of a reduction in compensated absences expense.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Results of Operations – Continuing Operations (Continued)

Nursing center division

Revenues increased 3% to $271 million in the third quarter of 2015 compared to $264 million for the same period of 2014 and increased 4% to $819 million for the nine months ended September 30, 2015 compared to $791 million for the same period of 2014. The increase in revenues for both periods was primarily a result of an increase in aggregate revenue rates offset by declines in census. Admissions declined 2% in the third quarter of 2015 and increased 2% for the nine months ended September 30, 2015 compared to the same periods of 2014. Average daily census declined 2% in the third quarter of 2015 compared to the same period in 2014 and declined 1% for the nine months ended September 30, 2015 compared to the same period of 2014.

Operating income in the third quarter of 2014 included $0.5 million of severance costs. Excluding these charges, operating margins declined to 13.3% in the third quarter of 2015 compared to 13.6% for the same period in 2014, primarily as a result of a 2% decline in both admissions and average daily census, a 5% reduction in Medicare average length of stay and a 28% increase in provider tax expenses. Operating income for the nine months ended September 30, 2015 included $0.6 million of costs related to abandoned development projects. Operating income for the nine months ended September 30, 2014 included $4 million of severance costs. Excluding these charges, operating margins declined to 13.8% for the nine months ended September 30, 2015 compared to 14.2% for the same period in 2014, primarily as a result of a 1% decline in average daily census, a 3% reduction in Medicare average length of stay and a 24% increase in provider tax expenses.

Average hourly wage rates increased 1% in the third quarter of 2015 and were relatively unchanged for the nine months ended September 30, 2015 compared to the same periods of 2014. Employee benefit costs were relatively unchanged in the third quarter of 2015 compared to the same period in 2014. Employee benefit costs increased 3% for the nine months ended September 30, 2015 compared to the same period in 2014, primarily as a result of an increase in compensated absences expense.

Professional liability costs were $6 million in the third quarter of both 2015 and 2014, and $15 million and $16 million for the nine months ended September 30, 2015 and 2014, respectively.

Support center

Operating income for the Company’s operating divisions excludes allocations of support center overhead. These costs aggregated $55 million and $46 million in the third quarter of 2015 and 2014, respectively, and $192 million and $139 million for the nine months ended September 30, 2015 and 2014, respectively. The increase in support center overhead in the third quarter of 2015 was primarily attributable to the Gentiva Merger, offset by lower incentive compensation expense of $6 million. The increase in support center overhead for the nine months ended September 30, 2015 was primarily attributable to the Gentiva Merger, and severance and retirement costs of $4 million. As a percentage of consolidated revenues, support center overhead totaled 3.1% and 3.7% in the third quarter of 2015 and 2014, respectively, and 3.6% and 3.7% for the nine months ended September 30, 2015 and 2014, respectively. The decline in support center overhead as a percentage of consolidated revenues for both periods was primarily attributable to operating efficiencies associated with the Gentiva Merger, and in the third quarter of 2015, lower incentive compensation expense.

Transaction costs

Operating results included transaction, integration, retention and severance costs associated with the Gentiva Merger totaling $3 million in the third quarter of both 2015 and 2014. Operating results included transaction costs associated with other acquisition activities of $1 million in the third quarter of both 2015 and 2014. Operating results included transaction, integration, retention, severance and financing costs associated with the Gentiva Merger totaling $100 million and $5 million for the nine months ended September 30, 2015 and 2014, respectively. Operating results included transaction costs associated with other acquisition activities of $4 million for both the nine months ended September 30, 2015 and 2014. These transaction, integration, retention, severance and financing costs in all periods were included in general and administrative expenses.

Litigation contingency expense

The Company has responded to extensive document subpoenas and requests for employee interviews from the U.S. Attorney’s Office in Boston, Massachusetts concerning the operations of RehabCare, a therapy services company acquired by the Company on June 1, 2011. The DOJ asserts, among other things, that rehabilitation therapy services provided to patients in skilled nursing centers were not delivered or billed in accordance with Medicare requirements (including possible violations of the federal False Claims Act), and that there may have been questionable financial arrangements between RehabCare and a vendor and certain skilled nursing facility customers (including possible violations of the federal Anti-Kickback Statute). The Company has been cooperating fully with the DOJ

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Results of Operations – Continuing Operations (Continued)

Litigation contingency expense (Continued)

investigation. The Company is engaged in active discussions with the DOJ in an effort to find a mutually acceptable resolution to this investigation. Based on the progress of continuing settlement discussions through October 2015, the Company, in accordance with GAAP, recorded an additional $30 million loss provision in the third quarter of 2015 (for a total loss reserve of $125 million) related to this matter. The Company recorded a $95 million loss reserve for this matter in the first quarter of 2015 and disclosed an estimated settlement range of $95 million to $125 million. The Company accrued the estimated loss contingency in the first quarter of 2015 at the minimum of the estimated range in accordance with GAAP as no amount within the range was a better estimate than any other amount. These continuing settlement discussions also indicate that a corporate integrity agreement will likely be required as part of any final settlement related to this matter. No tax benefit related to the loss contingency reserve has been recorded as it is not possible to determine tax deductibility. In the event a settlement cannot be reached, the amount of possible loss in excess of the Company’s accrual cannot be estimated at this time and such loss could have a material adverse effect on the Company’s business, financial position, results of operations and liquidity. The discussions are ongoing, and until they are concluded, there can be no certainty about the timing or likelihood of a definitive resolution, the scope of any potential restrictions that may be agreed upon in connection with a settlement or the cost of a final settlement.

Other expenses

Rent expense increased 24% to $96 million in the third quarter of 2015 compared to $78 million for the same period of 2014 and increased 22% to $285 million for the nine months ended September 30, 2015 compared to $234 million for the same period of 2014. The increase in both periods was primarily attributable to the Gentiva Merger and the Centerre Acquisition. Rent expense in the third quarter of 2015 associated with the Gentiva Merger and the Centerre Acquisition was approximately $11 million and $6 million, respectively, and $31 million and $17 million, respectively, for the nine months ended September 30, 2015.

Depreciation and amortization expense increased 1% to $40 million in the third quarter of 2015 compared to $39 million for the same period of 2014 and was relatively unchanged at $117 million for the nine months ended September 30, 2015 compared to the same period of 2014. Depreciation expense was lower by approximately $3 million and $11 million in the third quarter of 2015 and for the nine months ended September 30, 2015, respectively, due to changes in the estimated depreciable lives of certain medical and technology equipment effective January 1, 2015. Depreciation and amortization expense in the third quarter of 2015 associated with the Gentiva Merger and the Centerre Acquisition was $6 million and $1 million, respectively, and $16 million and $2 million, respectively, for the nine months ended September 30, 2015.

Interest expense increased to $56 million in the third quarter of 2015 compared to $23 million for the same period of 2014 and increased to $176 million for the nine months ended September 30, 2015 compared to $129 million for the same period of 2014. Interest expense for the nine months ended September 30, 2015 included $17 million in costs related to financing the Gentiva Merger. Interest expense for the nine months ended September 30, 2014 included $57 million of charges associated with debt refinancing. Excluding these charges, interest expense for these periods increased primarily as a result of long-term borrowings associated with the Gentiva Merger. See note 10 of the notes to unaudited condensed consolidated financial statements.

Consolidated results

Income from continuing operations before income taxes aggregated $5 million in the third quarter of 2015 compared to $11 million for the same period of 2014. Loss from continuing operations before income taxes aggregated $99 million for the nine months ended September 30, 2015 compared to income from continuing operations before income taxes of $15 million for the same period of 2014. Loss from continuing operations aggregated $7 million in the third quarter of 2015 compared to income from continuing operations of $8 million for the same period of 2014. Loss from continuing operations aggregated $108 million for the nine months ended September 30, 2015 compared to income from continuing operations of $10 million for the same period of 2014. Transaction and integration costs, litigation contingency expense, retirement and severance costs, and hospital, home health and hospice closing costs negatively impacted consolidated pretax operating results by $40 million ($37 million net of income taxes) in the third quarter of 2015. Severance costs, allowance for doubtful account for a customer bankruptcy and transaction costs negatively impacted consolidated pretax operating results by $7 million ($5 million net of income taxes) in the third quarter of 2014. Transaction and integration costs, pre-closing financing costs, litigation contingency expense, retirement and severance costs, hospital, home health and hospice closing costs, write-off costs related to development projects and impairment charges negatively impacted consolidated pretax operating results by $275 million ($221 million net of income taxes) for the nine months ended September 30, 2015. Severance costs, allowance for doubtful account for a customer bankruptcy, litigation costs, interest expense related to debt refinancing and transaction costs negatively impacted consolidated pretax operating results by $79 million ($50 million net of income taxes) for the nine months ended September 30, 2014.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Results of Operations – Discontinued Operations

Income from discontinued operations aggregated $2 million in the third quarter of 2015 compared to a loss from discontinued operations of $9 million for the same period of 2014. Loss from discontinued operations aggregated $2 million for the nine months ended September 30, 2015 compared to $25 million for the same period of 2014. The Company recorded a net gain of $1 million in the third quarter of 2014 related to the divestiture of discontinued operations and recorded a net gain of $1 million for the nine months ended September 30, 2015 compared to a net loss of $4 million for the same period of 2014 related to the divestiture of discontinued operations.

On December 27, 2014, the Company entered into an agreement with Ventas to transition the operations under the leases for the 2014 Expiring Facilities. Each lease will terminate when the operation of such nursing center is transferred to a new operator, which is expected to occur during 2015. The current lease term for eight of these nursing centers is scheduled to expire on April 30, 2018. The current lease term for the ninth of these nursing centers is scheduled to expire on April 30, 2020. The Company will continue to operate these facilities until operations are transferred. Through September 30, 2015, the Company transferred the operations of three of the 2014 Expiring Facilities, resulting in a gain on divestiture of $2 million ($1 million net of income taxes). For accounting purposes, the 2014 Expiring Facilities qualified as assets held for sale and the Company reflected the operating results as discontinued operations in the accompanying unaudited condensed consolidated statement of operations for all historical periods. Under the terms of the agreement, the Company incurred a $40 million termination fee in exchange for the early termination of the leases, which was paid to Ventas in January 2015.

Liquidity

Operating cash flows

Cash flows provided by operations (including discontinued operations) aggregated $93 million for the nine months ended September 30, 2015 compared to $24 million for the nine months ended September 30, 2014. Operating cash flows for the nine months ended September 30, 2015 were negatively impacted by $227 million for severance, retirement, Gentiva Merger transaction and pre-closing financing costs, litigation, other transaction costs and lease termination payments. Operating cash flows for the nine months ended September 30, 2014 were negatively impacted by $101 million for litigation, retirement, severance, retention, financing and transaction payments. Excluding these items, cash flows from operations benefited from improved accounts receivable collections, the Gentiva Merger and the Centerre Acquisition.

The Company utilizes its ABL Facility to meet working capital needs and finance its acquisition and development activities. As a result, the Company typically carries minimal amounts of cash on its consolidated balance sheet. Based upon the Company’s expected operating cash flows and the availability of borrowings under the ABL Facility ($579 million at September 30, 2015), management believes that the Company has the necessary financial resources to satisfy its expected short-term and long-term liquidity needs.

A note receivable totaling $25 million was acquired in the Gentiva Merger. The note receivable was collected in full in July 2015 and the Company received all of the cash proceeds.

Dividends and other payments

During the nine months ended September 30, 2015, the Company paid a cash dividend of $0.12 per common share on September 4, 2015 to shareholders of record as of the close of business on August 19, 2015 and also paid a cash dividend of $0.12 per common share on each of June 10, 2015 and April 1, 2015 to shareholders.

During the nine months ended September 30, 2014, the Company paid a cash dividend of $0.12 per common share on September 10, 2014 to shareholders of record as of the close of business on August 20, 2014 and also paid a cash dividend of $0.12 per common share on each of June 11, 2014 and March 27, 2014 to shareholders.

The Company made an installment payment on the Company’s Units on September 1, 2015 to holders of record on August 15, 2015, and also made an installment payment on the Company’s Units on June 1, 2015, each of which consisted of a quarterly installment payment of $18.75 per Unit. The Company also made an installment payment on the Company’s Units on March 2, 2015, which consisted of a quarterly installment payment of $18.75 per Unit, plus a one-time incremental payment of $1.25 per Unit for the period between November 25, 2014 and December 1, 2014, for a total payment of $20.00 per Unit. To the extent that any Unit has been separated into its constituent Purchase Contract and its constituent share of Mandatory Redeemable Preferred Stock, the installment payment is payable only on the constituent share of Mandatory Redeemable Preferred Stock.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Liquidity (Continued)

Dividends and other payments (Continued)

Future declarations of dividends will be subject to the approval of the Company’s Board of Directors. The current cash dividend funding on its common stock will require the use of approximately $40 million on an annual basis. The current cash funding of installment payments of the Company’s Units will require approximately $13 million on an annual basis through 2017.

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

Pursuant to the Registration Rights Agreements, the Company and the Guarantors agreed (among other obligations) to use commercially reasonable efforts to file with the SEC a registration statement relating to an offer to exchange each of the Notes due 2020 and the Notes due 2023 for registered notes with substantially identical terms and consummate such offer within 365 days after the issuance of the Notes. The Company commenced an exchange offer on September 29, 2015, which expired on October 28, 2015. The Company completed the registered exchange offer on October 30, 2015.

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

As of September 30, 2015, holders of 85,121 Purchase Contracts elected early settlement. As a result, holders thereof received 43.0918 shares of common stock per Purchase Contract, resulting in approximately 3.7 million shares of common stock being issued by the Company.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Liquidity (Continued)

Credit Facilities Amendments (Continued)

On March 10, 2015, the Company entered into an incremental amendment agreement, which provided for an incremental term loan in an aggregate principal amount of $200 million under the Term Loan Facility. The Company used the net proceeds of the incremental term loan to repay outstanding borrowings under the ABL Facility. The incremental term loan was issued with 50 basis points of OID and has the same terms as, and is fungible with, all other term loans outstanding under the Company’s Term Loan Facility.

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

April 2014 Debt Refinancing

On April 9, 2014, the Company completed the refinancing of substantially all of its then existing debt and incurred the following costs during the nine months ended September 30, 2014:

•	Unamortized deferred financing costs related to the Company’s prior ABL facility totaling $0.6 million ($0.4 million net of income taxes) were written-off and recorded as interest expense.
•	Unamortized deferred financing costs and OID related to the Company’s Prior Term Loan Facility totaling $5 million ($3 million net of income taxes) were written-off and recorded as interest expense.
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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Liquidity (Continued)

Interest rate swaps

In December 2011, the Company entered into two interest rate swap agreements to hedge its floating interest rate on an aggregate of $225 million of debt outstanding under its Prior Term Loan Facility. The interest rate swaps had an effective date of January 9, 2012, and will expire on January 11, 2016. The Company is required to make payments based upon a fixed interest rate of 1.8925% calculated on the notional amount of $225 million. In exchange, the Company will receive interest on $225 million at a variable interest rate that is based upon the three-month LIBOR, subject to a minimum rate of 1.5%. The Company determined these interest rate swaps continue to qualify for cash flow hedge accounting treatment at September 30, 2015. However, an amendment to the Prior Term Loan Facility completed in May 2013 reduced the LIBOR floor from 1.5% to 1.0%, therefore some partial ineffectiveness will result through the expiration of the interest rate swap agreements.

In March 2014, the Company entered into an additional interest rate swap agreement to hedge its floating interest rate on an aggregate of $400 million of debt outstanding under the Term Loan Facility. On April 8, 2014, the Company completed a novation of a portion of its $400 million swap agreement to two new counterparties, each in the amount of $125 million. The original swap contract was not amended, terminated or otherwise modified. The interest rate swap had an effective date of April 9, 2014 and will expire on April 9, 2018 and continues to apply to the Term Loan Facility. The Company is required to make payments based upon a fixed interest rate of 1.867% calculated on the notional amount of $400 million. In exchange, the Company will receive interest on $400 million at a variable interest rate that is based upon the three-month LIBOR, subject to a minimum rate of 1.0%. The Company determined this interest rate swap continues to qualify for cash flow hedge accounting treatment at September 30, 2015.

The Company records the effective portion of the gain or loss on these derivative financial instruments in accumulated other comprehensive income (loss) as a component of stockholders’ equity and records the ineffective portion of the gain or loss on these derivative financial instruments as interest expense. For the three months and nine months ended September 30, 2015 and 2014, the ineffectiveness related to the interest rate swaps was immaterial.

The aggregate fair value of the interest rate swaps recorded in other accrued liabilities was $6 million and $4 million at September 30, 2015 and December 31, 2014, respectively.

Capital Resources

Capital expenditures and acquisitions

Excluding acquisitions, routine capital expenditures (expenditures necessary to maintain existing facilities that generally do not increase capacity or add services) totaled $81 million and $67 million for the nine months ended September 30, 2015 and 2014, respectively. Hospital development capital expenditures (primarily the expansion of existing facility operations) totaled $0.5 million for the nine months ended September 30, 2014. Nursing center development capital expenditures (primarily the addition of transitional care services for higher acuity patients) totaled $8 million for the nine months ended September 30, 2015 and $2 million for the nine months ended September 30, 2014. Kindred Hospital Rehabilitation Services development capital expenditures (primarily new IRF development) totaled $1 million for the nine months ended September 30, 2015. Support center development capital expenditures totaled $3 million for the nine months ended September 30, 2015. Excluding acquisitions, the Company anticipates that routine capital spending for 2015 should approximate $120 million to $130 million and development capital spending should approximate $20 million to $25 million. Management expects that substantially all of these expenditures will be financed through internal sources or borrowings under the ABL Facility. Management believes that its capital expenditure program is adequate to improve and equip existing facilities. At September 30, 2015, the estimated cost to complete and equip construction in progress approximated $59 million.

Acquisition expenditures totaled $664 million for the nine months ended September 30, 2015, primarily related to the Gentiva Merger and the Centerre Acquisition. See notes 2 and 3 of the notes to unaudited condensed consolidated financial statements. Acquisition expenditures totaled $24 million for the nine months ended September 30, 2014, which were financed with operating cash flows and the Company’s ABL Facility.

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

It is important to note that the LTAC Legislation, the implementation of new patient criteria, changes in referral patterns and other associated elements could have a material adverse effect on the Company’s business, financial position, results of operations and liquidity.

CMS has regulations governing payments to a LTAC hospital that is co-located with another hospital (a “HIH”). The rules generally limit Medicare payments to the HIH if the Medicare admissions to the HIH from its co-located hospital exceed 25% of the total Medicare discharges for the HIH’s cost reporting period, known as the “25 Percent Rule.” There are limited exceptions for admissions from rural, urban single or a hospital that generates more than 25% of the Medicare discharges in a metropolitan statistical area (“MSA Dominant hospital”). Admissions that exceed this “25 Percent Rule” are paid using IPPS. Patients transferred after they have reached the short-term acute care outlier payment status are not counted toward the admission threshold. Patients admitted prior to meeting the admission threshold, as well as Medicare patients admitted from a non co-located hospital, are eligible for the full payment under LTAC PPS. If the HIH’s admissions from the co-located hospital exceed the limit in a cost reporting period, Medicare will pay the lesser of: (1) the amount payable under LTAC PPS; or (2) the amount payable under IPPS, which will likely reduce the Company’s revenues for such admissions. At September 30, 2015, the Company operated 18 HIHs with 715 licensed beds.

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

The Improving Medicare Post-Acute Care Transformation Act of 2014 (Continued)

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

Hospital division

LTAC PPS maintains long-term acute care hospitals as a distinct provider type, separate from short-term acute care hospitals. Only providers certified as LTAC hospitals may be paid under this system. As of September 30, 2015, all of the Company’s 95 TC hospitals are certified as LTAC hospitals.

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

Kindred at Home

On October 29, 2015, CMS issued final regulations regarding Medicare payment rates for home health agencies effective January 1, 2016. These final regulations implement a net 1.4% reduction consisting of a 2.3% market basket inflation increase, less (1) a 0.4% productivity reduction, (2) a 2.4% rebasing adjustment mandated under the ACA, and (3) a 0.9% reduction to account for industry wide case mix growth. The regulations also implement a value-based purchasing demonstration model to be tested in nine states (Massachusetts, Maryland, North Carolina, Florida, Washington, Arizona, Iowa, Nebraska and Tennessee) through payment year 2022.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Condensed Consolidated Statement of Operations

(Unaudited)

(In thousands, except per share amounts)

	2014 Quarters				2015 Quarters
	First	Second	Third	Fourth	First	Second	Third
Revenues	$1,272,610	$1,261,397	$1,228,918	$1,264,674	$1,675,967	$1,833,475	$1,764,516
Salaries, wages and benefits	618,694	606,095	601,813	616,277	847,093	935,687	922,140
Supplies	72,965	71,585	70,719	73,774	93,271	98,237	96,551
Rent	78,530	77,699	77,643	79,167	92,140	96,402	96,244
Other operating expenses	169,530	172,674	169,582	168,206	197,727	212,117	207,837
General and administrative expenses	231,272	244,746	237,503	259,702	406,102	334,805	310,041
Other income	(212)	(122)	(260)	(278)	(480)	(569)	(650)
Litigation contingency expense	−	4,600	−	−	95,000	3,925	31,462
Impairment charges	−	−	−	−	6,726	−	−
Depreciation and amortization	39,092	39,172	38,748	38,558	38,935	38,625	39,329
Interest expense	25,799	80,530	22,515	39,919	62,518	57,170	56,440
Investment income	(182)	(2,449)	(344)	(1,021)	(741)	(1,030)	(432)
	1,235,488	1,294,530	1,217,919	1,274,304	1,838,291	1,775,369	1,758,962
Income (loss) from continuing operations before income taxes	37,122	(33,133)	10,999	(9,630)	(162,324)	58,106	5,554
Provision (benefit) for income taxes	14,195	(12,683)	3,777	(4,827)	(27,736)	24,396	12,523
Income (loss) from continuing operations	22,927	(20,450)	7,222	(4,803)	(134,588)	33,710	(6,969)
Discontinued operations, net of income taxes:
Income (loss) from operations	(7,442)	(8,768)	(8,677)	(28,743)	(3,424)	(589)	2,269
Gain (loss) on divestiture of operations	(3,006)	(2,018)	1,387	(9,061)	−	983	−
Income (loss) from discontinued operations	(10,448)	(10,786)	(7,290)	(37,804)	(3,424)	394	2,269
Net income (loss)	12,479	(31,236)	(68)	(42,607)	(138,012)	34,104	(4,700)
(Earnings) loss attributable to noncontrolling interests:
Continuing operations	(4,529)	(4,828)	(4,372)	(5,143)	(8,847)	(11,735)	(9,900)
Discontinued operations	70	253	78	66	29	2	1
	(4,459)	(4,575)	(4,294)	(5,077)	(8,818)	(11,733)	(9,899)
Income (loss) attributable to Kindred	$8,020	$(35,811)	$(4,362)	$(47,684)	$(146,830)	$22,371	$(14,599)

Amounts attributable to Kindred stockholders:
Income (loss) from continuing operations	$18,398	$(25,278)	$2,850	$(9,946)	$(143,435)	$21,975	$(16,869)
Income (loss) from discontinued operations	(10,378)	(10,533)	(7,212)	(37,738)	(3,395)	396	2,270
Net income (loss)	$8,020	$(35,811)	$(4,362)	$(47,684)	$(146,830)	$22,371	$(14,599)

Earnings (loss) per common share:
Basic:
Income (loss) from continuing operations	$0.34	$(0.47)	$0.04	$(0.15)	$(1.80)	$0.25	$(0.20)
Discontinued operations:
Income (loss) from operations	(0.13)	(0.16)	(0.13)	(0.44)	(0.04)	(0.01)	0.03
Gain (loss) on divestiture of operations	(0.06)	(0.04)	0.02	(0.14)	−	0.01	−
Income (loss) from discontinued operations	(0.19)	(0.20)	(0.11)	(0.58)	(0.04)	−	0.03
Net income (loss)	$0.15	$(0.67)	$(0.07)	$(0.73)	$(1.84)	$0.25	$(0.17)

Diluted:
Income (loss) from continuing operations	$0.34	$(0.47)	$0.04	$(0.15)	$(1.80)	$0.25	$(0.20)
Discontinued operations:
Income (loss) from operations	(0.13)	(0.16)	(0.13)	(0.44)	(0.04)	(0.01)	0.03
Gain (loss) on divestiture of operations	(0.06)	(0.04)	0.02	(0.14)	−	0.01	−
Income (loss) from discontinued operations	(0.19)	(0.20)	(0.11)	(0.58)	(0.04)	−	0.03
Net income (loss)	$0.15	$(0.67)	$(0.07)	$(0.73)	$(1.84)	$0.25	$(0.17)

Shares used in computing earnings (loss) per common share:
Basic	52,641	53,714	62,863	65,135	79,575	86,045	86,184
Diluted	52,711	53,714	62,902	65,135	79,575	86,402	86,184

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Operating Data

(Unaudited)

(In thousands)

	2014 Quarters				2015 Quarters
	First	Second	Third	Fourth	First	Second	Third
Revenues:
Hospital division	$627,245	$612,517	$591,121	$619,185	$640,483	$627,206	$579,497
Kindred at Home:
Home health	74,791	75,502	74,026	74,588	300,867	427,820	424,054
Hospice	12,913	12,484	12,160	12,538	119,057	178,005	181,140
	87,704	87,986	86,186	87,126	419,924	605,825	605,194
Kindred Rehabilitation Services:
Kindred Hospital Rehabilitation Services	93,177	94,963	93,139	92,922	151,564	152,544	149,435
RehabCare	253,943	253,694	246,732	252,667	252,595	236,791	219,518
	347,120	348,657	339,871	345,589	404,159	389,335	368,953
Nursing center division	262,590	264,437	263,897	271,625	274,308	273,870	270,510
	1,324,659	1,313,597	1,281,075	1,323,525	1,738,874	1,896,236	1,824,154
Eliminations:
Kindred Hospital Rehabilitation Services	(23,233)	(22,855)	(22,172)	(22,972)	(24,002)	(23,201)	(22,081)
RehabCare	(28,154)	(28,485)	(29,209)	(34,960)	(37,789)	(38,262)	(35,943)
Nursing centers	(662)	(860)	(776)	(919)	(1,116)	(1,298)	(1,614)
	(52,049)	(52,200)	(52,157)	(58,851)	(62,907)	(62,761)	(59,638)
	$1,272,610	$1,261,397	$1,228,918	$1,264,674	$1,675,967	$1,833,475	$1,764,516

Income (loss) from continuing operations:
Operating income (loss):
Hospital division	$139,505	$131,990	$116,987	$134,473	$134,111	$130,967	$95,983
Kindred at Home:
Home health	2,845	5,048	5,686	6,570	45,696	72,329	65,584
Hospice	1,852	2,017	1,103	418	16,479	26,238	33,707
	4,697	7,065	6,789	6,988	62,175	98,567	99,291
Kindred Rehabilitation Services:
Kindred Hospital Rehabilitation Services	25,710	25,572	23,030	23,884	44,564	44,531	42,141
RehabCare	18,016	19,687	17,242	16,029	15,708	14,681	14,544
	43,726	45,259	40,272	39,913	60,272	59,212	56,685
Nursing center division	37,572	35,409	35,437	38,310	36,963	39,877	35,923
Support center	(44,456)	(48,808)	(45,810)	(64,001)	(66,565)	(70,209)	(55,439)
Litigation contingency expense	−	(4,600)	−	−	(95,000)	(3,925)	(31,462)
Impairment charges	−	−	−	−	(6,726)	−	−
Transaction costs	(683)	(4,496)	(4,114)	(8,690)	(94,702)	(5,216)	(3,846)
Operating income	180,361	161,819	149,561	146,993	30,528	249,273	197,135
Rent	(78,530)	(77,699)	(77,643)	(79,167)	(92,140)	(96,402)	(96,244)
Depreciation and amortization	(39,092)	(39,172)	(38,748)	(38,558)	(38,935)	(38,625)	(39,329)
Interest, net	(25,617)	(78,081)	(22,171)	(38,898)	(61,777)	(56,140)	(56,008)
Income (loss) before income taxes	37,122	(33,133)	10,999	(9,630)	(162,324)	58,106	5,554
Provision (benefit) for income taxes	14,195	(12,683)	3,777	(4,827)	(27,736)	24,396	12,523
	$22,927	$(20,450)	$7,222	$(4,803)	$(134,588)	$33,710	$(6,969)

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Operating Data (Continued)

(Unaudited)

(In thousands)

	2014 Quarters				2015 Quarters
	First	Second	Third	Fourth	First	Second	Third
Rent:
Hospital division	$51,354	$50,820	$50,790	$52,199	$51,454	$51,404	$51,933
Kindred at Home:
Home health	2,030	1,942	1,927	1,933	6,493	9,547	9,174
Hospice	226	235	228	261	3,139	4,726	4,530
	2,256	2,177	2,155	2,194	9,632	14,273	13,704
Kindred Rehabilitation Services:
Kindred Hospital Rehabilitation Services	1,832	1,728	1,741	1,740	7,373	7,509	7,591
RehabCare	1,089	1,067	1,041	1,002	999	1,010	937
	2,921	2,795	2,782	2,742	8,372	8,519	8,528
Nursing center division	21,434	21,346	21,316	21,473	21,498	21,383	21,510
Support center	565	561	600	559	1,184	823	569
	$78,530	$77,699	$77,643	$79,167	$92,140	$96,402	$96,244
Depreciation and amortization:
Hospital division	$16,457	$16,482	$16,336	$16,406	$14,476	$13,531	$12,956
Kindred at Home:
Home health	1,966	1,976	1,944	1,736	3,593	4,273	4,653
Hospice	159	163	161	162	1,456	1,482	1,821
	2,125	2,139	2,105	1,898	5,049	5,755	6,474
Kindred Rehabilitation Services:
Kindred Hospital Rehabilitation Services	3,092	3,014	2,879	2,842	3,418	3,314	3,344
RehabCare	2,695	2,885	2,866	2,683	1,911	1,924	1,955
	5,787	5,899	5,745	5,525	5,329	5,238	5,299
Nursing center division	7,297	7,416	7,606	7,784	7,494	6,962	6,695
Support center	7,426	7,236	6,956	6,945	6,587	7,139	7,905
	$39,092	$39,172	$38,748	$38,558	$38,935	$38,625	$39,329
Capital expenditures, excluding acquisitions (including discontinued operations):
Hospital division:
Routine	$8,402	$8,225	$6,470	$6,784	$8,810	$6,080	$5,127
Development	511	51	−	1,525	−	−	−
	8,913	8,276	6,470	8,309	8,810	6,080	5,127
Kindred at Home:
Home health:
Routine	280	158	214	131	252	859	1,225
Development	−	−	−	−	−	−	−
	280	158	214	131	252	859	1,225
Hospice:
Routine	28	10	14	12	37	445	352
Development	−	−	−	−	−	−	−
	28	10	14	12	37	445	352
Kindred Rehabilitation Services:
Kindred Hospital Rehabilitation Services:
Routine	56	44	62	32	247	28	350
Development	−	−	−	−	21	40	1,281
	56	44	62	32	268	68	1,631
RehabCare:
Routine	849	593	489	316	470	246	532
Development	−	−	−	−	−	−	−
	849	593	489	316	470	246	532
Nursing center division:
Routine	5,055	5,163	5,024	5,734	5,066	4,342	4,738
Development	240	321	1,570	1,039	5,767	478	2,085
	5,295	5,484	6,594	6,773	10,833	4,820	6,823
Support center:
Routine:
Information systems	6,906	10,061	8,593	10,336	5,548	12,022	22,765
Other	101	231	397	311	339	478	333
Development	−	−	−	−	−	−	2,394
	7,007	10,292	8,990	10,647	5,887	12,500	25,492
Totals:
Routine	21,677	24,485	21,263	23,656	20,769	24,500	35,422
Development	751	372	1,570	2,564	5,788	518	5,760
	$22,428	$24,857	$22,833	$26,220	$26,557	$25,018	$41,182

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Operating Data (Continued)

(Unaudited)

	2014 Quarters				2015 Quarters
	First	Second	Third	Fourth	First	Second	Third
Hospital division:
End of period data:
Number of transitional care hospitals	97	97	97	97	97	96	95
Number of licensed beds	7,145	7,145	7,145	7,147	7,147	7,124	7,094
Revenue mix %:
Medicare	59.8	58.2	57.0	57.0	56.8	55.2	57.1
Medicaid	6.6	6.8	6.9	6.0	5.5	5.3	5.3
Medicare Advantage	11.4	11.2	10.5	10.5	11.9	11.6	10.8
Medicaid Managed	2.4	3.0	3.8	4.5	4.7	5.6	6.1
Commercial insurance and other	19.8	20.8	21.8	22.0	21.1	22.3	20.7
Admissions:
Medicare	9,038	8,555	8,460	8,525	8,775	8,267	7,976
Medicaid	819	896	805	750	610	610	556
Medicare Advantage	1,435	1,389	1,250	1,359	1,555	1,352	1,212
Medicaid Managed	317	381	511	572	643	675	646
Commercial insurance and other	1,914	1,885	1,703	1,696	1,868	1,815	1,763
	13,523	13,106	12,729	12,902	13,451	12,719	12,153
Patient days:
Medicare	230,350	220,035	213,170	220,548	228,483	218,577	210,870
Medicaid	32,712	32,619	30,480	30,454	28,663	25,213	23,167
Medicare Advantage	44,025	43,027	39,938	41,260	48,448	44,740	39,585
Medicaid Managed	10,733	13,191	16,556	20,000	22,013	24,833	24,412
Commercial insurance and other	59,567	59,293	57,486	59,295	62,241	62,922	58,631
	377,387	368,165	357,630	371,557	389,848	376,285	356,665
Average length of stay:
Medicare	25.5	25.7	25.2	25.9	26.0	26.4	26.4
Medicaid	39.9	36.4	37.9	40.6	47.0	41.3	41.7
Medicare Advantage	30.7	31.0	32.0	30.4	31.2	33.1	32.7
Medicaid Managed	33.9	34.6	32.4	35.0	34.2	36.8	37.8
Commercial insurance and other	31.1	31.5	33.8	35.0	33.3	34.7	33.3
Weighted average	27.9	28.1	28.1	28.8	29.0	29.6	29.3
Revenues per admission:
Medicare	$41,492	$41,670	$39,828	$41,425	$41,483	$41,892	$41,451
Medicaid	50,894	46,106	50,344	49,760	57,594	54,795	55,415
Medicare Advantage	49,666	49,352	49,814	47,756	48,908	53,578	51,495
Medicaid Managed	47,803	48,814	44,321	48,691	46,740	51,950	54,976
Commercial insurance and other	64,858	67,679	75,591	80,167	72,395	77,110	68,151
Weighted average	46,384	46,736	46,439	47,991	47,616	49,312	47,683
Revenues per patient day:
Medicare	$1,628	$1,620	$1,581	$1,601	$1,593	$1,584	$1,568
Medicaid	1,274	1,266	1,330	1,225	1,226	1,326	1,330
Medicare Advantage	1,619	1,593	1,559	1,573	1,570	1,619	1,577
Medicaid Managed	1,412	1,410	1,368	1,393	1,365	1,412	1,455
Commercial insurance and other	2,084	2,152	2,239	2,293	2,173	2,224	2,049
Weighted average	1,662	1,664	1,653	1,666	1,643	1,667	1,625
Medicare case mix index (discharged patients only)	1.173	1.182	1.157	1.139	1.166	1.163	1.150
Average daily census	4,193	4,046	3,887	4,039	4,332	4,135	3,877
Occupancy %	67.3	64.6	62.1	64.5	69.2	66.1	62.2
Same-hospital data:
Admissions:
Medicare	8,910	8,423	8,342	8,403	8,652	8,172	7,932
Medicaid	812	885	794	739	602	608	556
Medicare Advantage	1,429	1,376	1,244	1,351	1,546	1,348	1,212
Medicaid Managed	315	377	511	568	640	670	644
Commercial insurance and other	1,895	1,863	1,688	1,669	1,840	1,797	1,762
	13,361	12,924	12,579	12,730	13,280	12,595	12,106
Patient days:
Medicare	227,635	217,074	210,386	218,127	225,992	216,230	209,662
Medicaid	32,303	32,260	30,254	30,207	28,458	25,060	23,141
Medicare Advantage	43,906	42,802	39,859	41,153	48,276	44,548	39,585
Medicaid Managed	10,714	13,143	16,515	19,906	21,933	24,673	24,280
Commercial insurance and other	59,059	58,968	57,185	58,833	61,715	62,462	58,625
	373,617	364,247	354,199	368,226	386,374	372,973	355,293
Total average length of stay	28.0	28.2	28.2	28.9	29.1	29.6	29.3

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Operating Data (Continued)

(Unaudited)

	2014 Quarters				2015 Quarters
	First	Second	Third	Fourth	First	Second	Third
Kindred at Home:
Home health:
Sites of service (at end of period)	150	146	145	133	415	411	388
Revenue mix %:
Medicare	80.8	81.4	81.4	83.1	80.8	80.4	80.0
Medicaid	2.6	2.5	2.0	1.0	2.0	2.1	2.1
Commercial and other	11.9	10.8	11.3	10.1	7.7	7.9	8.2
Commercial paid at episodic rates	4.7	5.3	5.3	5.8	9.5	9.6	9.7
Episodic revenues ($ 000s)	$57,426	$58,670	$57,027	$59,004	$229,991	$324,027	$319,820
Total episodic admissions	10,873	10,220	10,302	10,652	49,087	67,808	66,753
Medicare episodic admissions	10,121	9,466	9,543	9,586	43,173	59,394	58,479
Total episodes	21,520	21,111	21,151	21,836	79,895	109,599	108,519
Episodes per admission	1.98	2.07	2.05	2.05	1.63	1.62	1.63
Revenue per episode	$2,669	$2,779	$2,696	$2,702	$2,879	$2,956	$2,947
Hospice:
Sites of services (at end of period)	35	34	34	29	190	185	181
Admissions	917	830	776	925	8,863	12,574	12,091
Average length of stay	94	93	97	97	93	93	101
Patient days	84,482	80,839	78,915	80,818	785,819	1,190,604	1,211,291
Revenue per patient day	$153	$154	$154	$155	$152	$150	$150
Average daily census	939	888	858	878	12,830	13,084	13,166
Kindred Rehabilitation Services:
Kindred Hospital Rehabilitation Services:
Freestanding IRFs:
End of period data:
Number of IRFs	5	5	5	5	16	16	18
Number of licensed beds	215	215	215	215	829	829	919
Discharges (a)	1,053	1,121	1,004	1,046	3,806	3,927	3,941
Occupancy % (a)	71.6	71.6	68.5	69.6	73.2	71.5	68.7
Average length of stay (a)	13.2	12.5	13.5	13.2	13.7	13.1	13.2
Revenue per discharge (a)	$18,246	$17,519	$18,259	$17,039	$19,517	$19,325	$18,992
Contract services:
Sites of services (at end of period):
Inpatient rehabilitation units	105	104	102	100	100	99	101
LTAC hospitals	121	118	117	117	120	120	119
Sub-acute units	10	9	10	10	8	8	7
Outpatient units	143	143	139	138	138	139	135
	379	374	368	365	366	366	362
Revenue per site	$195,157	$201,400	$203,284	$205,749	$211,151	$209,436	$206,041
Revenue mix %:
Company-operated	31	30	30	31	31	30	30
Non-affiliated	69	70	70	69	69	70	70
RehabCare:
Sites of service (at end of period)	1,851	1,863	1,896	1,935	1,829	1,789	1,821
Revenue per site	$137,193	$136,175	$130,133	$130,576	$138,106	$132,359	$120,548
Revenue mix %:
Company-operated	11	11	12	14	15	16	16
Non-affiliated	89	89	88	86	85	84	84

(a)	Excludes non-consolidating IRF.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Operating Data (Continued)

(Unaudited)

	2014 Quarters				2015 Quarters
	First	Second	Third	Fourth	First	Second	Third
Nursing center division:
End of period data:
Number of facilities:
Nursing centers:
Owned or leased	85	85	86	86	86	86	86
Managed	4	4	4	4	4	4	4
Assisted living facilities	6	6	6	7	7	7	7
	95	95	96	97	97	97	97
Number of licensed beds:
Nursing centers:
Owned or leased	11,018	11,006	11,090	11,050	11,050	11,050	11,050
Managed	485	485	485	485	485	485	485
Assisted living facilities	341	341	341	375	375	375	375
	11,844	11,832	11,916	11,910	11,910	11,910	11,910
Revenue mix %:
Medicare	32.6	32.2	31.4	32.0	32.8	30.5	30.0
Medicaid	39.9	39.4	39.7	39.7	37.8	38.9	39.6
Medicare Advantage	8.7	8.1	8.7	7.9	9.0	8.6	8.1
Medicaid Managed	3.2	3.7	4.7	4.7	4.7	5.4	5.9
Private and other	15.6	16.6	15.5	15.7	15.7	16.6	16.4
Patient days (a):
Medicare	143,228	142,670	138,158	144,357	148,396	133,991	130,456
Medicaid	477,823	469,800	468,832	467,796	447,888	444,757	449,982
Medicare Advantage	51,407	48,248	52,411	48,366	55,376	51,947	48,539
Medicaid Managed	48,422	54,396	69,156	69,243	71,588	82,280	82,352
Private and other	140,460	143,658	136,858	142,214	138,030	139,716	140,003
	861,340	858,772	865,415	871,976	861,278	852,691	851,332
Patient day mix % (a):
Medicare	16.6	16.6	16.0	16.6	17.3	15.7	15.3
Medicaid	55.5	54.7	54.2	53.7	52.0	52.2	52.9
Medicare Advantage	6.0	5.6	6.0	5.5	6.4	6.1	5.7
Medicaid Managed	5.6	6.4	8.0	7.9	8.3	9.6	9.7
Private and other	16.3	16.7	15.8	16.3	16.0	16.4	16.4
Revenues per patient day (a):
Medicare Part A	$554	$553	$553	$560	$567	$573	$570
Total Medicare (including Part B)	597	598	599	602	606	623	623
Medicaid	219	222	223	230	232	239	238
Medicaid (net of provider taxes) (b)	197	200	205	211	199	215	214
Medicare Advantage	445	444	440	445	446	453	450
Medicaid Managed	176	179	179	184	179	181	194
Private and other	292	306	299	300	312	326	316
Weighted average	305	308	305	312	319	321	318
Average daily census (a)	9,570	9,437	9,407	9,478	9,570	9,370	9,254
Admissions (a)	9,789	9,621	9,746	9,616	10,376	9,831	9,558
Occupancy % (a)	81.7	80.7	80.1	80.5	81.3	79.6	78.6
Medicare average length of stay (a)	29.6	29.8	29.9	29.0	28.9	28.9	28.5

(a)	Excludes managed facilities.
(b)	Provider taxes are recorded in general and administrative expenses for all periods presented.

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

The following table provides information as of September 30, 2015 about the Company’s financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted average interest rates by expected maturity date.

Interest Rate Sensitivity

Principal (Notional) Amount by Expected Maturity

Average Interest Rate

(Dollars in thousands)

	Expected maturities								Fair value 9/30/15
	2015	2016	2017	2018	2019	Thereafter		Total
Liabilities:
Long-term debt, including amounts due within one year:
Fixed rate:
Notes due 2020	$–	$–	$–	$–	$–		$750,000	$750,000	$792,187
Notes due 2022	–	–	–	–	–		500,000	500,000	496,250
Notes due 2023	–	–	–	–	–		600,000	600,000	645,750
Mandatory Redeemable Preferred Stock	2,752	11,514	12,372	–	–		–	26,638	22,283
Other	1,760	836	553	143	–		–	3,292	3,292	(a)
	$4,512	$12,350	$12,925	$143	$–		$1,850,000	$1,879,930	$1,959,762
Average interest rate	6.1%	6.9%	7.1%	2.7%			7.8%
Variable rate:
ABL Facility (b)	$–	$–	$–	$–	$95,000	$	−	$95,000	$95,000
Term Loan Facility (c,d)	3,002	12,010	12,010	12,010	12,010		1,134,950	1,185,992	1,178,580
Other (e)	3,545	–	–	–	–		–	3,545	3,545
	$6,547	$12,010	$12,010	$12,010	$107,010		$1,134,950	$1,284,537	$1,277,125

(a)	Calculated based upon the net present value of future principal and interest payments using an average interest rate of 3.5%.
(b)

Interest on borrowings under the Company’s ABL Facility is payable at a rate per annum equal to the applicable margin plus, at the Company’s option, either: (1) LIBOR determined by reference to the costs of funds for Eurodollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, or (2) a base rate determined by reference to the highest of: (a) the prime rate of JPMorgan Chase Bank, N.A., (b) the federal funds effective rate plus one-half of 1.00% and (c) LIBOR as described in subclause (1) plus 1.00%. At September 30, 2015, the applicable margin for borrowings under the ABL Facility was 2.00% with respect to LIBOR borrowings and 1.00% with respect to base rate borrowings. The applicable margin is subject to adjustment each fiscal quarter, based upon average historical excess availability during the preceding quarter.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures and Changes in Internal Control Over Financial Reporting

The Company has carried out an evaluation under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2015, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports that the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

Except as described below with respect to the status of the integration of Gentiva, there has been no change in the Company’s internal control over financial reporting during the Company’s quarter ended September 30, 2015, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

RehabCare investigation

The Company has responded to extensive document subpoenas and requests for employee interviews from the U.S. Attorney’s Office in Boston, Massachusetts concerning the operations of RehabCare, a therapy services company acquired by the Company on June 1, 2011. The DOJ asserts, among other things, that rehabilitation therapy services provided to patients in skilled nursing centers were not delivered or billed in accordance with Medicare requirements (including possible violations of the federal False Claims Act), and that there may have been questionable financial arrangements between RehabCare and a vendor and certain skilled nursing facility customers (including possible violations of the federal Anti-Kickback Statute). The Company has been cooperating fully with the DOJ investigation. The Company is engaged in active discussions with the DOJ in an effort to find a mutually acceptable resolution to this investigation. Based on the progress of continuing settlement discussions through October 2015, the Company, in accordance with GAAP, recorded an additional $30 million loss provision in the third quarter of 2015 (for a total loss reserve of $125 million) related to this matter. The Company recorded a $95 million loss reserve for this matter in the first quarter of 2015 and disclosed an estimated settlement range of $95 million to $125 million. The Company accrued the estimated loss contingency in the first quarter of 2015 at the minimum of the estimated range in accordance with GAAP as no amount within the range was a better estimate than any other amount. These continuing settlement discussions also indicate that a corporate integrity agreement will likely be required as part of any final settlement related to this matter. No tax benefit related to the loss contingency reserve has been recorded as it is not possible to determine tax deductibility. In the event a settlement cannot be reached, the amount of possible loss in excess of the Company’s accrual cannot be estimated at this time and such loss could have a material adverse effect on the Company’s business, financial position, results of operations and liquidity. The discussions are ongoing, and until they are concluded, there can be no certainty about the timing or likelihood of a definitive resolution, the scope of any potential restrictions that may be agreed upon in connection with a settlement or the cost of a final settlement.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total number of shares (or units) purchased (a)	Average price paid per share (or unit) (b)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
Month #1 (July 1 – July 31)	17,187	$20.34	–	$–
Month #2 (August 1 – August 31)	883	22.54	–	–
Month #3 (September 1 – September 30)	122,625	19.15	–	–
Total	140,695	$19.32	–	$–

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
10.1

Lease Severance and Amendment Agreement dated as of August 7, 2015 by and among Ventas Realty, Limited Partnership, CCP Wind River 0482 LLC, CCP Cheyenne 0441 LLC, Kindred Healthcare, Inc. and Kindred Healthcare Operating, Inc. (incorporated by reference to Exhibit 10.44 to the Company’s Registration Statement on Form S-4 dated September 17, 2015 (Comm. File No. 333-206995)).

10.2

Lease Severance and Amendment Agreement dated as of August 7, 2015 by and among Ventas Realty, Limited Partnership, CCP Rawlins 0481 LLC, Kindred Healthcare, Inc. and Kindred Healthcare Operating, Inc. (incorporated by reference to Exhibit 10.50 to the Company’s Registration Statement on Form S-4 dated September 17, 2015 (Comm. File No. 333-206995)).

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

KINDRED HEALTHCARE, INC.
Date: November 6, 2015	/S/ Benjamin A. Breier
Benjamin A. Breier
President and Chief Executive Officer
Date: November 6, 2015	/S/ Stephen D. Farber
Stephen D. Farber
Executive Vice President, Chief Financial Officer