Form 10-K
period 2015-12-31
KINDRED HEALTHCARE, INC
filed 2016-02-29
CIK 1060009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Large accelerated filer  ☑    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the shares of the registrant held by non-affiliates of the registrant, based on the closing price of such stock on the New York Stock Exchange on June 30, 2015, was approximately $1,660,000,000. For purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates.

As of January 31, 2016, there were 83,803,558 shares of the registrant’s common stock, $0.25 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference from the registrant’s 2016 definitive proxy statement, which will be filed no later than 120 days after December 31, 2015.

All references in this Annual Report on Form 10-K to “Kindred,” “Company,” “we,” “us,” or “our” mean Kindred Healthcare, Inc. and, unless the context otherwise requires, our consolidated subsidiaries.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and the documents we incorporate by reference herein include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements include, but are not limited to, statements regarding our expected future financial position, results of operations, cash flows, dividends, financing plans, business strategy, budgets, capital expenditures, competitive positions, growth opportunities, plans and objectives of management, government investigations, regulatory matters, and statements containing words such as “anticipate,” “approximate,” “believe,” “plan,” “estimate,” “expect,” “project,” “could,” “would,” “should,” “will,” “intend,” “may,” “potential,” “upside,” and other similar expressions. Statements in this report concerning the business outlook or future economic performance, anticipated profitability, revenues, expenses, dividends or other financial items, and product or services-line growth, and expected outcome of government investigations and other regulatory matters, together with other statements that are not historical facts, are forward-looking statements that are estimates reflecting our best judgment based upon currently available information.

Such forward-looking statements are inherently uncertain, and stockholders and other potential investors must recognize that actual results may differ materially from our expectations as a result of a variety of factors, including, without limitation, those discussed below. Such forward-looking statements are based upon management’s current expectations and include known and unknown risks, uncertainties, and other factors, many of which we are unable to predict or control, that may cause our actual results, performance, or plans to differ materially from any future results, performance, or plans expressed or implied by such forward-looking statements. These statements involve risks, uncertainties, and other factors discussed below and detailed from time to time in our filings with the Securities and Exchange Commission (“SEC”).

In addition to the factors set forth above, other factors that may affect our plans, results, or stock price include, without limitation:

●

the impact of healthcare reform, which will initiate significant changes to the United States healthcare system, including potential material changes to the delivery of healthcare services and the reimbursement paid for such services by the government or other third-party payors, including reforms resulting from the Patient Protection and Affordable Care Act and the Healthcare Education and Reconciliation Act (collectively, the “ACA”) or future deficit reduction measures adopted at the federal or state level. Healthcare reform is impacting each of our businesses in some manner. Potential future efforts in the U.S. Congress to repeal, amend, modify, or retract funding for various aspects of the ACA create additional uncertainty about the ultimate impact of the ACA on us and the healthcare industry. Due to the substantial regulatory changes that will need to be implemented by the Centers for Medicare and Medicaid Services (“CMS”) and others, and the numerous processes required to implement these reforms, we cannot predict which healthcare initiatives will be implemented at the federal or state level, the timing of any such reforms, or the effect such reforms or any other future legislation or regulation will have on our business, financial position, results of operations, and liquidity,

●

our ability to adjust to the new patient criteria for long-term acute care (“LTAC”) hospitals under the Pathway for SGR Reform Act of 2013 (the “SGR Reform Act”), which will reduce the population of patients eligible for our hospital services and change the basis upon which we are paid,

●

changes in the reimbursement rates or the methods or timing of payment from third-party payors, including commercial payors and the Medicare and Medicaid programs, changes arising from and related to the Medicare prospective payment system for LTAC hospitals, including potential changes in the Medicare payment rules, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, and changes in Medicare and Medicaid reimbursement for our transitional care (“TC”) hospitals, nursing centers, inpatient rehabilitation hospitals (“IRFs”), and home health and hospice operations, and the expiration of the Medicare Part B therapy cap exception process,

●	our ability to meet the substantial debt service requirements we incurred to finance the Gentiva Merger (as defined below),
●	our ability to comply with the terms of the Gentiva CIA (as defined below), which we became subject to as a result of the Gentiva Merger, as well as the RehabCare CIA (as defined below),
●

risks and uncertainties related to the Gentiva Merger, including, but not limited to, whether the Gentiva Merger will have the accretive effect on our earnings or cash flows that we expect, and the inability to obtain, or delays in obtaining, cost savings and synergies from the Gentiva Merger,

●

the impact of the final rules issued by CMS in 2012 (the “2012 CMS Rules”), which among other things, reduced Medicare reimbursement to our TC hospitals in 2013 and beyond by imposing a budget neutrality adjustment and modifying the short-stay outlier rules,

●

the impact of the Budget Control Act of 2011 (as amended by the American Taxpayer Relief Act of 2012 (the “Taxpayer Relief Act”)) which instituted an automatic 2% reduction on each claim submitted to Medicare beginning April 1, 2013,

●

the costs of defending and insuring against alleged professional liability and other claims and investigations (including those related to pending investigations and whistleblower and wage and hour class action lawsuits against us) and our ability to predict the estimated costs and reserves related to such claims and investigations, including the impact of differences in actuarial assumptions and estimates compared to eventual outcomes,

●	the effects of additional legislative changes and government regulations, interpretation of regulations, and changes in the nature and enforcement of regulations governing the healthcare industry,
●	the ability of our hospitals, nursing centers and other healthcare services to adjust to medical necessity reviews,
●

the impact of our significant level of indebtedness on our funding costs, operating flexibility, and ability to fund ongoing operations, development capital expenditures, or other strategic acquisitions with additional borrowings,

●

our ability to successfully pursue our development activities, including through acquisitions, and successfully integrate new operations, including the realization of anticipated revenues, economies of scale, cost savings, and productivity gains associated with such operations, as and when planned, including the potential impact of unanticipated issues, expenses, and liabilities associated with those activities,

●	the failure of our facilities to meet applicable licensure and certification requirements,
●	the further consolidation and cost containment efforts of managed care organizations, other third-party payors, and conveners,
●

our ability to comply with our rental and debt agreements, including payment of amounts owed thereunder and compliance with the covenants contained therein, including under our master lease agreements with Ventas, Inc. (“Ventas”),

●

the condition of the financial markets, including volatility and weakness in the equity, capital, and credit markets, which could limit the availability and terms of debt and equity financing sources to fund the requirements of our businesses, or which could negatively impact our investment portfolio,

●	our ability to control costs, particularly labor and employee benefit costs,
●	our ability to successfully reduce (by divestiture of operations or otherwise) our exposure to professional liability and other claims,
●

our obligations under various laws to self-report suspected violations of law by us to various government agencies (including any associated obligation to refund overpayments to government payors, fines, and other sanctions),

●	our ability to pay a dividend as, when, and if declared by the Board of Directors, in compliance with applicable laws and our debt and other contractual arrangements,
●	national, regional, and industry-specific economic, financial, business, and political conditions, including their effect on the availability and cost of labor, credit, materials, and other services,
●	increased operating costs due to shortages in qualified nurses, therapists, and other healthcare personnel,
●	our ability to attract and retain key executives and other healthcare personnel,
●	our ability to successfully dispose of unprofitable facilities,
●	events or circumstances that could result in the impairment of an asset or other charges,
●

changes in United States generally accepted accounting principles (“GAAP”) or practices, and changes in tax accounting or tax laws (or authoritative interpretations relating to any of these matters), and

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

PART I

Item 1. Business

GENERAL

Kindred Healthcare, Inc. is a healthcare services company that through its subsidiaries operates TC hospitals, a home health, hospice and community care business, IRFs, a contract rehabilitation services business, nursing centers and assisted living facilities across the United States. We are organized into four operating divisions: the hospital division, the Kindred at Home division (formerly known as the care management division), the Kindred Rehabilitation Services division (formerly known as the rehabilitation division) and the nursing center division. At December 31, 2015, our hospital division operated 95 TC hospitals (certified as LTAC hospitals under the Medicare program) in 22 states. Our Kindred at Home division primarily provided home health, hospice, and community care services from 604 locations in 40 states. Our Kindred Rehabilitation Services division operated 18 IRFs and 100 hospital-based acute rehabilitation units (“ARUs”) (certified as IRFs) and provided rehabilitation services primarily in hospitals and long-term care settings in 46 states. Our nursing center division operated 90 nursing centers and seven assisted living facilities in 18 states.

All financial and statistical information presented in this Annual Report on Form 10-K reflects the continuing operations of our businesses for all periods presented unless otherwise indicated.

Gentiva Merger. On October 9, 2014, we entered into an Agreement and Plan of Merger (the “Gentiva Merger Agreement”) with Gentiva Health Services, Inc. (“Gentiva”), providing for our acquisition of Gentiva. On February 2, 2015, we consummated the acquisition with one of our subsidiaries merging with and into Gentiva (the “Gentiva Merger”), with Gentiva continuing as the surviving company and our wholly owned subsidiary. As of December 31, 2014, Gentiva was a leading provider of home health, hospice, and community care services that served patients through approximately 491 locations in 40 states.

At the effective time of the Gentiva Merger, each share of common stock, par value $0.10 per share, of Gentiva (“Gentiva Common Stock”) issued and outstanding immediately prior to the effective time of the Gentiva Merger (other than shares held by us, Gentiva, and any wholly owned subsidiaries (which were cancelled) and shares owned by stockholders who properly exercised and perfected a demand for appraisal rights under Delaware law), including each deferred share unit, were converted into the right to receive (i) $14.50 in cash (the “Cash Consideration”), without interest, and (ii) 0.257 of a share of our validly issued, fully paid, and nonassessable common stock, par value $0.25 per share (“Common Stock”) (the “Stock Consideration” and, together with the Cash Consideration, the “Gentiva Merger Consideration”).

Gentiva Financing Transactions. We used the net proceeds from the following transactions (collectively, the “Gentiva Financing Transactions”), to fund the Cash Consideration for the Gentiva Merger, repay Gentiva’s existing debt, and pay related transaction fees and expenses:

• we issued $1.35 billion aggregate principal amount of senior notes;

• we issued approximately 15 million shares of our Common Stock through two common stock offerings and issued approximately 10 million shares of our Common Stock through the Stock Consideration;

• we issued 172,500 tangible equity units (the “Units”); and

• we amended our credit facilities.

Notes due 2020 and Notes due 2023 Offerings – On December 18, 2014, Kindred Escrow Corp. II (the “Escrow Issuer”), one of our subsidiaries, completed a private placement of $750 million aggregate principal amount of 8.00% Senior Notes due 2020 (the “Notes due 2020”) and $600 million aggregate principal amount of 8.75% Senior Notes due 2023 (the “Notes due 2023”).

Common Stock Offerings – On November 25, 2014, in an offering registered with the SEC, we completed the sale of 5,000,000 shares of our Common Stock for cash and granted the underwriters a 30-day over-allotment option to purchase up to an additional 750,000 shares of Common Stock. On December 1, 2014, the underwriters exercised their over-allotment option to purchase 395,759 additional shares of Common Stock, which we closed on December 3, 2014. The net proceeds of this offering, after deducting the underwriting discount and offering expenses, were $101.0 million.

On June 25, 2014, in an offering registered with the SEC, we completed the sale of 9,000,000 shares of our Common Stock for cash and granted the underwriters a 30-day option to purchase up to an additional 1,350,000 shares of Common Stock, of which 723,468 shares were purchased on July 14, 2014. The net proceeds of this offering, after deducting the underwriting discount and offering expenses, were $220.4 million.

Units Offering – On November 25, 2014, in an offering registered with the SEC, we completed the sale of 150,000 Units for cash and granted the underwriters a 13-day over-allotment option to purchase up to an additional 22,500 Units. On December 1, 2014, the underwriters exercised in full their over-allotment option to purchase 22,500 additional Units, which we closed on December 3, 2014. Each Unit is composed of a prepaid stock purchase contract (a “Purchase Contract”) and one share of 7.25% Mandatory Redeemable Preferred Stock, Series A (the “Mandatory Redeemable Preferred Stock”) having a final preferred stock installment payment date of December 1, 2017 and an initial liquidation preference of $201.58 per share of Mandatory Redeemable Preferred Stock. The net proceeds from this offering, after deducting the underwriting discount and offering expenses, were $166.3 million.

Third Amendment Agreement to the ABL Credit Facility and Incremental ABL Joinder – We amended and restated our Second Amended and Restated ABL Facility (as defined below) on October 31, 2014 (the “Third ABL Amendment Agreement”) to, among other items, modify certain provisions to permit the issuance of notes into an escrow account and, effective upon completion of the Gentiva Merger, modify certain provisions related to the incurrence of debt and the making of acquisitions, investments and restricted payments (the “Third Amended and Restated ABL Facility”).

We also entered into an incremental joinder agreement to the Third Amended and Restated ABL Facility on December 12, 2014 (the “Incremental ABL Joinder”) which, upon the completion of the Gentiva Merger and the satisfaction of certain other conditions, provided for additional revolving commitments in an aggregate principal amount of $150 million. As used herein, the “ABL Facility” refers to the Third Amended and Restated ABL Facility, as amended by the Incremental ABL Joinder and the ABL Amendment No. 2 (as defined below).

Fourth Amendment Agreement to Term Loan Facility – We amended and restated our Third Amended and Restated Term Loan Facility (as defined below) on November 25, 2014 to, among other items, modify certain provisions to permit the issuance of notes into an escrow account, increase the applicable interest rate margins on the term loans, temporarily increase the maximum total leverage ratio permitted under the financial maintenance covenants and modify certain provisions related to the incurrence of debt and the making of acquisitions, investments and restricted payments (the “Fourth Amended and Restated Term Loan Facility”). As used herein, the “Term Loan Facility” refers to the Fourth Amended and Restated Term Loan Facility, as amended by the Incremental Term Loan Agreement (as defined below). The “Credit Facilities” refers to the ABL Facility and the Term Loan Facility, collectively.

See “Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity” and notes 2, 12, 13 and 15 of the notes to consolidated financial statements for additional information on the Gentiva Merger and the Gentiva Financing Transactions.

Centerre Acquisition. On November 11, 2014, we entered into an agreement to acquire Centerre Healthcare Corporation (“Centerre”), a national company dedicated to operating IRFs (the “Centerre Acquisition”). On January 1, 2015, we completed the Centerre Acquisition for a purchase price of approximately $195 million in cash.

At the time of the Centerre Acquisition, Centerre operated 11 IRFs with 614 beds in partnership with some of the nation’s leading acute care hospital systems. Centerre had two additional hospitals with a total of 90 beds under construction that were opened in 2015, and a pipeline of additional potential hospitals in various stages of development. Centerre’s IRFs were geographically aligned with five of our targeted Integrated Care Markets, which are markets where we have multiple facilities or sites of services. The combination of Centerre’s portfolio with our five IRFs and 100 ARUs made our Kindred Rehabilitation Services division one of the largest operators of IRFs in the United States.

Senior Home Care Acquisition. On December 1, 2013, we acquired Senior Home Care, Inc., a home health provider that operated 47 locations in Florida and Louisiana for $95 million in cash (the “Senior Home Care Acquisition”). The Senior Home Care Acquisition was financed through operating cash flows and proceeds from our Prior ABL Facility (as defined below) as then amended and restated.

HCP Acquisition. On November 5, 2013, we signed a definitive agreement with HCP, Inc. and its affiliates (“HCP”) to acquire the real estate associated with nine nursing centers that we leased from HCP for approximately $83 million. The annual lease payments for these nursing centers were approximately $9 million. We completed the acquisition of seven of these nursing centers during 2013 for a total consideration of approximately $61 million. The two remaining facilities were acquired in February 2014 for a total consideration of approximately $22 million.

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

At the RehabCare Merger date, we acquired 32 TC hospitals, five IRFs, approximately 1,200 rehabilitation therapy sites of service and 102 ARUs. The RehabCare Merger expanded our service offerings, positioned us for future growth, and provided opportunities for significant operating synergies.

Spin-off from Ventas. On May 1, 1998, Ventas completed the spin-off of its healthcare operations to its stockholders through the distribution of our former common stock. Ventas retained ownership of substantially all of its real property and leases a portion of such real property to us. In anticipation of the spin-off from Ventas we were incorporated on March 27, 1998 as a Delaware corporation. For accounting purposes, the consolidated historical financial statements of Ventas became our historical financial statements following the spin-off.

Discontinued Operations

We have completed several strategic divestitures to improve our future operating results. Certain of these divestitures are described below. For accounting purposes, the operating results of these businesses and the gains, losses or impairments associated with these transactions have been classified as discontinued operations in the accompanying consolidated statement of operations for all periods presented in accordance with the authoritative guidance in effect through December 31, 2014. Effective January 1, 2015, the authoritative guidance modified the requirements for reporting discontinued operations. A disposal is now required to be reported in discontinued operations only if the disposal represents a strategic shift that has (or will have) a major effect on our operations and financial results.

Assets not sold at December 31, 2015 have been measured at the lower of carrying value or estimated fair value less costs of disposal and have been classified as held for sale in the accompanying consolidated balance sheet. See notes 4 and 5 of the notes to consolidated financial statements.

Ventas Divestitures. On December 27, 2014, we entered into an agreement with Ventas to transition the operations under the leases for nine non-strategic nursing centers (the “2014 Expiring Facilities”). Each lease terminates when the operation of such nursing center is transferred to a new operator. Through December 31, 2015, we transferred the operations of seven of the 2014 Expiring Facilities and recorded a gain on divestiture of $2 million ($1 million net of income taxes). The lease term for eight of these nursing centers was scheduled to expire on April 30, 2018. The lease term for the ninth of these nursing centers was scheduled to expire on April 30, 2020. At December 31, 2015, we continued to operate the two remaining facilities and will continue to do so until the operations are transferred. For accounting purposes, the 2014 Expiring Facilities qualified as assets held for sale, and we reflected the operating results as discontinued operations in the accompanying consolidated statement of operations for all historical periods. Under the terms of the agreement to transition operations of the 2014 Expiring Facilities, we incurred a $40 million termination fee in exchange for the early termination of the leases, which was paid to Ventas in January 2015. The early termination fee was accrued as rent expense in discontinued operations in 2014.

On September 30, 2013, we entered into agreements with Ventas to exit 59 nursing centers and close another facility (collectively, the “2013 Expiring Facilities”). Under the terms of the agreements, the lease term for the 2013 Expiring Facilities expired on September 30, 2014, unless we and Ventas were able to transfer the operations earlier; provided however, that we were obligated to continue to operate any 2013 Expiring Facilities not transferred by December 31, 2014 for a limited amount of time and under certain reduced rent obligations provided for in the agreements. We transferred the operations of all of the 2013 Expiring Facilities to new operators during the year ended December 31, 2014. Another facility was closed and its operating license and equipment were sold during the year ended December 31, 2014. Proceeds from the sale of equipment and inventory for the 2013 Expiring Facilities totaled $15 million for the year ended December 31, 2014. For accounting purposes, the 2013 Expiring Facilities qualified as assets held for sale and we reflected the operating results as discontinued operations in the accompanying consolidated statement of operations for all historical periods. Under the terms of the agreements, we paid $20 million to Ventas in exchange for the early termination of these leases. The early termination payment was recorded as rent expense in discontinued operations in 2013.

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

See “—Master Lease Agreements” and note 4 of the notes to consolidated financial statements for additional information on the 2014 Expiring Facilities, the 2013 Expiring Facilities and the 2012 Expiring Facilities.

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

HEALTHCARE OPERATIONS

We are organized into four operating divisions: the hospital division, the Kindred at Home division, the Kindred Rehabilitation Services division and the nursing center division.

The hospital division operates TC hospitals. The Kindred at Home division primarily provides home health, hospice, and community care services to patients in a variety of settings, including homes, nursing centers, and other residential settings. The Kindred Rehabilitation Services division operates IRFs and ARUs and provides rehabilitation services primarily in hospitals and long-term care settings. The nursing center division operates nursing centers and assisted living facilities.

Based upon the authoritative guidance for business segments, our operating divisions represent six reportable operating segments, including (1) hospitals, (2) home health services, (3) hospice services, (4) Kindred Hospital Rehabilitation Services (formerly known as hospital rehabilitation services), (5) RehabCare (formerly known as skilled nursing rehabilitation services), and (6) nursing centers. The Kindred Hospital Rehabilitation Services and RehabCare operating segments are both contained within the Kindred Rehabilitation Services division, while home health and hospice services are contained within the Kindred at Home division.

COMPETITIVE STRENGTHS

We believe that several competitive strengths support our business strategy, including:

Diversified service offerings across the post-acute continuum enable integrated care and population health. We have a large and diversified portfolio of service offerings including TC hospitals, home health and hospice operations, IRFs, contract rehabilitation services, and nursing centers. The Gentiva Merger and the Centerre Acquisition in early 2015 further enhanced our ability to offer a diverse array of services. We are the largest post-acute healthcare provider with the full continuum of care in place to successfully manage an entire episode of care. We have designated 23 markets across the United States as Integrated Care Markets. In these Integrated Care Markets, we are developing our diverse services, allowing us to coordinate and manage the care for our patients, improve care transitions, reduce lengths of stay, implement physician services strategies, prevent avoidable rehospitalizations, and reduce costs.

Well positioned for emerging payment models. As healthcare reform continues to be implemented, we believe that healthcare providers that can operate with scale across the continuum of care will have a competitive advantage operating in emerging payment models, including episodic payments. Our diversified service offerings across our four operating divisions enable us to do this effectively and to participate with other healthcare providers in determining the most appropriate setting for patients as they continue their care throughout a post-acute episode. The Gentiva Merger and the Centerre Acquisition significantly expanded our home health, hospice, and IRF operations. As a leading provider in six critical segments of the post-acute continuum, we are well positioned to deliver the right care at the right site of service. We also are positioned to become a valuable partner to health systems and managed care organizations, which are seeking to increase care coordination, improve care transitions, reduce rehospitalizations, reduce lengths of stay, more effectively manage healthcare costs, and develop new care delivery and payment models.

Strong cash flow generation. We have demonstrated the ability to generate strong operating cash flows in a highly regulated environment. The Gentiva Merger and the Centerre Acquisition reflect our continuing efforts to strengthen our operating cash flows by investing in higher growth and less capital intensive businesses. Our operating cash flows offer opportunities to fund our acquisition and development strategies, as well as reduce our leverage over time.

Delivering quality, innovation, and value in our healthcare operations. Our TC hospitals, IRFs, nursing centers, and home health and hospice operations continue to improve on quality indicators and beat industry benchmarks. We are committed to “succeeding in our core” operations by maintaining and improving the quality of our patient care by dedicating appropriate resources at each site of service and refining our clinical initiatives and objectives. We are focused on sending more patients home, more quickly and reducing rehospitalizations, both of which create cost savings and improve patient satisfaction.

OUR STRATEGY

We are one of the largest diversified post-acute healthcare providers in the United States, and accordingly, we believe that we are well-positioned to grow and succeed in what will be an increasingly integrated healthcare delivery system. Our core strategy is to provide superior clinical outcomes and quality care with an approach that is patient-centered and focused on lowering costs by reducing lengths of stay and transitioning patients to their homes at the highest possible level of function, thereby preventing avoidable rehospitalizations.

The key elements of our business strategy include:

Strengthening our care management capabilities. Since 2013, we have focused on improving our care transitions and patient outcomes by further developing capabilities to deliver integrated care across various care settings. Our acquisition of Gentiva and Centerre in early 2015 have significantly strengthened our ability to provide integrated care. Led by our Kindred at Home division, we are developing programs that will enable us and our partners to better manage episodes of care, create seamless transitions between care settings, and improve patient satisfaction, thereby reducing lengths of stay and rehospitalizations at a lower cost to Medicare, Medicaid and other payors. While we continue to grow our home health and hospice business, we are testing new delivery and payment models, and developing capabilities to support our Integrated Care Markets and our Continue the Care® strategies. These capabilities include (1) physician coverage across sites of service through our Kindred House Calls® business, (2) care managers to improve care transitions, (3) information sharing and technology connectivity, (4) patient placement tools, such as our 24-hour telephone contact center that provides consumers with post-acute care resources, and (5) condition-specific clinical programs and outcome measures.

Aggressively growing Kindred at Home. We continue to expand our presence in the home health and hospice business within our Kindred at Home division. With the Gentiva Merger, we provide services in 604 locations in 40 states as of December 31, 2015, making us one of the largest home health and hospice companies in the United States based on revenues. We intend to continue expanding our home health and hospice operations through additional acquisitions, partnerships, and de novo site development, particularly in our Integrated Care Markets.

Aggressively growing IRFs. With the Centerre acquisition, we have one of the largest inpatient rehabilitation platforms in the United States based on revenues with 18 IRFs (including 15 joint ventures) and 100 ARUs as of December 31, 2015. During 2015, we opened two new IRFs (40 beds in Arlington, Texas and 50 beds in Madison, Wisconsin) and expect to open two additional IRFs in 2016 (50 beds in Avon, Ohio and 50 beds in Chandler, Arizona). We also have an active pipeline of potential IRF transactions with joint venture partners. We intend to expand our IRF operations through additional de novo site developments with various healthcare partners.

Advancing our Integrated Care Market strategy. Our operating divisions remain focused on enabling our patients to Continue the Care® during an episode of care at one of our facilities or sites of service in markets where we operate multiple facilities or sites of service. Our Integrated Care Markets allow our caregivers to coordinate and manage the continuum of care for our patients, as well as implement physician services strategies. The Integrated Care Markets provide opportunities to improve quality and patient satisfaction, improve care transitions, lower hospital readmissions, increase volumes, and lower costs.

During the last few years, we have focused our development activities on expanding our Integrated Care Markets. In addition to the significant expansion of our home health, hospice, and IRF operations discussed above, we continue to increase the number of our nursing facilities providing higher-level recovery and rehabilitation services (which we refer to as transitional care centers). In January 2016, we opened de novo transitional care centers in Las Vegas, Nevada with 160 beds and in Phoenix, Arizona with 120 beds. In addition, we expect construction to begin during 2016 for three additional transitional care centers in Louisville, Kentucky, Dallas, Texas and Austin, Texas, which together will have approximately 310 beds. During 2014, we opened a new 100-bed transitional care center in Indianapolis, Indiana.

Initiating multi-faceted strategy to mitigate LTAC patient criteria. We have developed a multi-faceted mitigation strategy to address new patient criteria in our TC hospitals. Our strategy includes actively pursuing post-intensive care patients that are LTAC eligible but have not historically used our services, focusing our TC hospital operations on attracting site-neutral patients by modifying our available clinical pathways and demonstrating the value of these services to payors and short-term acute care hospitals. We also are taking actions to reposition our existing TC hospital portfolio to adjust to new patient criteria.

HOSPITAL DIVISION

Our hospital division provides long-term acute care services to medically complex and post-intensive care patients through the operation of a national network of 95 TC hospitals with 7,094 licensed beds in 22 states as of December 31, 2015. We operate the largest network of TC hospitals in the United States based upon revenues. Our TC hospitals are certified as LTAC hospitals under the Medicare program.

As a result of our commitment to the hospital business, we have developed a comprehensive program of care for medically complex and post-intensive care patients that allows us to deliver high-quality care in a cost-effective manner. A number of our hospitals also provide skilled nursing, sub-acute, and outpatient services. Outpatient services may include diagnostic services, outpatient wound care, rehabilitation therapy, CT scanning, one-day surgery, and laboratory tests.

In our TC hospitals, we treat medically complex and post-intensive care patients, including the critically ill, suffering from multiple organ system failures, most commonly of the cardiovascular, pulmonary, kidney, gastro-intestinal, and cutaneous (skin) systems. In particular, we have a core competency in treating patients with cardio-pulmonary disorders, skin and wound conditions, and life-threatening infections. Prior to being admitted to one of our TC hospitals, many of our patients have undergone a major surgical procedure or developed a neurological disorder following head and spinal cord injury, cerebrovascular incident, or metabolic instability. Our expertise lies in the ability to simultaneously deliver comprehensive and coordinated medical interventions directed at all affected organ systems, while maintaining a patient-centered, integrated care plan. Medically complex and post-intensive care patients are characteristically dependent on technology for continued life support, including mechanical ventilation, total parenteral nutrition, respiratory or cardiac monitors, and kidney dialysis machines.

Our TC hospital patients generally have conditions that require a high level of monitoring and specialized care, yet may not need the services of a traditional intensive care unit. These patients are not clinically appropriate for admission to other post-acute settings because their severe medical conditions are periodically or chronically unstable. By providing a range of services required for the care of medically complex and post-intensive care patients, we believe that our TC hospitals provide our patients with high quality, cost-effective care.

Our TC hospitals employ a comprehensive program of care for their patients that draws upon the talents of interdisciplinary teams, including physician specialists. The teams evaluate patients upon admission to determine treatment programs. Our hospital division has developed specialized treatment programs focused on the needs of medically complex and post-intensive care patients. In addition to traditional medical services, our TC hospital patients receive individualized treatment plans, which may include rehabilitation, skin integrity management, and clinical pharmacology services. Where appropriate, the treatment programs may involve the services of several disciplines, such as pulmonary medicine, infectious disease, and physical medicine.

Selected Hospital Division Operating Data

The following table sets forth certain operating and financial data for the hospital division (dollars in thousands, except statistics):

	Year ended December 31,
	2015	2014	2013
Revenues	$2,440,779	$2,450,068	$2,400,076
Operating income	$477,515	$522,955	$508,572
Hospitals in operation at end of period	95	97	97
Licensed beds at end of period	7,094	7,147	7,105
Admissions	50,629	52,260	51,312
Patient days	1,478,204	1,474,739	1,450,634
Average length of stay	29.2	28.2	28.3
Revenues per admission	$48,209	$46,882	$46,774
Revenues per patient day	$1,651	$1,661	$1,654
Medicare case mix index (discharged patients only)	1.162	1.163	1.170
Average daily census	4,050	4,040	3,974
Occupancy %	64.9	64.6	63.6
Assets at end of period	$1,633,801	$1,751,695	$1,746,085
Capital expenditures:
Routine	$28,935	$29,881	$28,390
Development	$–	$2,087	$11,812

The term “operating income” is defined as earnings before interest, income taxes, depreciation, amortization, rent, and corporate overhead. Segment operating income excludes litigation contingency expense, impairment charges and transaction costs. A reconciliation of “operating income” to our consolidated results of operations is included in note 7 of the notes to consolidated financial statements. The term “licensed beds” refers to the maximum number of beds permitted in a facility under its license regardless of whether the beds are actually available for patient care. “Patient days” refers to the total number of days of patient care provided for the periods indicated. “Average length of stay” is computed by dividing each facility’s patient days by the number of admissions in the respective period. “Medicare case mix index” is the sum of the individual patient diagnostic related group weights for the period divided by the sum of the discharges for the same period. “Average daily census” is computed by dividing each facility’s patient days by the number of calendar days in the respective period. “Occupancy %” is computed by dividing average daily census by the number of operational licensed beds, adjusted for the length of time each facility was in operation during each respective period. Routine capital expenditures include expenditures at existing facilities that generally do not result in the expansion of services. Development capital expenditures include expenditures for the development of new facilities or the expansion of services or capacity at existing facilities.

Sources of Hospital Revenues

The hospital division receives payment for its services from third-party payors, including government reimbursement programs such as Medicare and Medicaid and nongovernment sources such as Medicare Advantage, Medicaid Managed, commercial insurance companies, health maintenance organizations, preferred provider organizations, and contracted providers. Patients covered by nongovernment payors generally are more profitable to the hospital division than those covered by the Medicare and Medicaid programs. The following table sets forth the approximate percentages of our hospital division revenues, admissions, and patient days derived from the payor sources indicated:

	Year ended December 31,
	2015	2014	2013
Revenue mix %:
Medicare	57	58	60
Medicaid	5	7	6
Medicare Advantage	11	11	11
Medicaid Managed	6	3	2
Commercial insurance and other	21	21	21

Admissions mix %:
Medicare	66	66	68
Medicaid	4	6	6
Medicare Advantage	11	10	11
Medicaid Managed	5	4	2
Commercial insurance and other	14	14	13

Patient days mix %:
Medicare	59	60	62
Medicaid	7	9	8
Medicare Advantage	12	11	12
Medicaid Managed	6	4	2
Commercial insurance and other	16	16	16

For the year ended December 31, 2015, revenues of the hospital division totaled approximately $2.5 billion or 33% of our total revenues (before eliminations). For more information regarding the reimbursement for our hospital services, see “—Governmental Regulation—Hospital Division—Overview of Hospital Division Reimbursement.”

Hospital Facilities

The following table lists by state the number of TC hospitals and licensed beds we operated as of December 31, 2015:

		Number of facilities
State	Licensed beds	Owned by us	Leased from Ventas (2)	Leased from other parties	Total
Arizona	167	–	2	1	3
California	1,028	4	5	4	13
Colorado	105	–	1	1	2
Florida (1)	747	3	6	1	10
Georgia (1)	117	–	–	2	2
Illinois (1)	575	–	4	2	6
Indiana	221	1	1	2	4
Kentucky (1)	414	–	1	1	2
Louisiana	168	–	1	–	1
Massachusetts (1)	197	1	2	–	3
Michigan (1)	77	–	–	1	1
Missouri (1)	354	–	2	3	5
Nevada	254	1	1	1	3
New Jersey (1)	117	–	–	3	3
New Mexico	61	–	1	–	1
North Carolina (1)	124	–	1	–	1
Ohio	309	2	–	3	5
Oklahoma	93	–	1	1	2
Pennsylvania	265	1	2	2	5
Tennessee (1)	109	–	1	1	2
Texas	1,452	2	6	11	19
Washington (1)	140	2	–	–	2
Totals	7,094	17	38	40	95

(1)	These states have certificate of need (“CON”) regulations. See “—Governmental Regulation—Federal, State and Local Regulations.”
(2)	See “—Master Lease Agreements.”

Quality Assessment and Improvement

The hospital division maintains a clinical outcomes and customer service program which includes a review of its patient population measured against utilization and quality standards, clinical outcomes data collection, and patient/family, employee, and physician satisfaction surveys. In addition, our hospitals have integrated quality assurance and improvement programs administered by a director of quality management, which encompass quality improvement, infection control, and risk management. The objective of these programs is to ensure that patients are managed appropriately in our hospitals and that quality healthcare is provided in a cost-effective manner.

The hospital division has implemented a program whereby its TC hospitals are reviewed by internal quality auditors for compliance with standards of the Joint Commission or the American Osteopathic Association (the “AOA”). The purposes of this internal review process are to: (1) ensure ongoing compliance with industry recognized standards for hospitals, (2) assist management in analyzing each hospital’s operations, and (3) provide consulting and educational programs for each hospital to identify opportunities to improve patient care.

Hospital Division Management and Operations

Each of our TC hospitals has a fully credentialed, multi-specialty medical staff to meet the needs of medically complex and post-intensive care patients. Our TC hospitals offer a broad range of physician services including pulmonology, internal medicine, infectious diseases, neurology, nephrology, cardiology, radiology, and pathology. In addition, our TC hospitals have a multi-disciplinary team of healthcare professionals, including a professional nursing staff trained to care for long-term acute patients, respiratory, physical, occupational, and speech therapists, pharmacists, registered dietitians, and social workers, to address the needs of medically complex and post-intensive care patients.

Each TC hospital utilizes a pre-admission assessment system to evaluate clinical needs and other information in determining the appropriateness of each potential patient admission. After admission, each patient’s case is reviewed by the TC hospital’s interdisciplinary team to determine a care plan. Typically, and where appropriate, the care plan involves the services of several disciplines, such as pulmonary medicine, infectious disease, and physical medicine.

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

We provide centralized administrative services in the areas of information systems, clinical operations, regulatory compliance, reimbursement guidance, state licensing, and Medicare and Medicaid certification and maintenance support, as well as legal, finance, accounting, purchasing, human resources management, and facilities management support to each of our hospitals. We believe that this centralization improves efficiency, promotes the standardization of certain processes, and allows staff in our hospitals to focus more attention on providing quality patient care.

A division president, chief operating officer, and a chief financial officer manage the hospital division. The operations of the hospital division are divided into five operational units consisting of two regions and three districts, each headed by an officer of the division who reports directly to the chief operating officer. The clinical issues and quality concerns of the hospital division are managed by the division’s chief medical officer and senior vice president of clinical operations. The sales and marketing efforts for the division are led by district and regional sales leaders, who in turn report to our hospital division vice president of sales.

Hospital Division Competition

In each geographic market that we serve, there are generally several competitors that provide similar services to those provided by our hospital division. In addition, several of the markets in which the hospital division operates have other LTAC hospitals and healthcare facilities that provide services comparable to those offered by our hospitals. Certain competing hospitals and healthcare facilities are operated by not-for-profit, non-taxpaying, or governmental agencies, which can finance capital expenditures on a tax-exempt basis and receive funds and charitable contributions unavailable to our hospital division.

Competition for patients covered by nongovernment reimbursement sources is intense. The primary competitive factors in the LTAC hospital business include quality of services, charges for services, and responsiveness to the needs of patients, families, payors, and physicians. Other companies have entered the LTAC hospital business with licensed hospitals that compete with our hospitals. The competitive position of any LTAC hospital also is affected by the ability of its management to negotiate contracts with purchasers of, and to receive referrals from, group healthcare services, including managed care companies, preferred provider organizations, and health maintenance organizations. Such organizations attempt to obtain discounts from established charges, as well as to limit their overall expenditures by compressing average lengths of stay. The importance of obtaining contracts with preferred provider organizations, health maintenance organizations, and other organizations that finance healthcare varies from market to market, depending on the number and market strength of such organizations.

In addition, certain third-parties, known as conveners, offer patient placement and care transition services to managed care companies, Medicare Advantage plans, bundled payment participants, accountable care organizations, and other healthcare providers as part of an effort to manage post acute-care provider (“PAC”) utilization and associated costs. Thus, conveners influence patient decision on which PAC setting to choose, as well as how long to remain in a particular PAC facility. Given their focus on perceived financial savings, conveners customarily suggest that patients avoid higher cost PAC settings altogether or move as soon as practicable to lower cost PAC settings. However, conveners are not healthcare providers and may suggest a PAC setting or duration of care that may not be appropriate from a clinical perspective. Conveners may suggest that patients select alternate care settings to our TC hospitals, IRFs, nursing centers or home health and hospice locations or otherwise suggest shorter lengths of stay in such settings. Because LTAC hospitals are the highest cost PAC setting due to the intensity of services provided to patients in these facilities, we believe that our TC hospitals are the most likely to be adversely affected by the activities of these third-party conveners.

KINDRED AT HOME DIVISION

Our Kindred at Home division primarily provides home health, hospice, and community care services for patients in a variety of settings, including their homes, nursing centers, and other residential settings. The Gentiva Merger significantly increased the diversity and scale of our operations. As a result, Kindred at Home provides services in 604 locations in 40 states, making us one of the largest and geographically diversified home health and hospice companies in the United States as of December 31, 2015. See “—General—Gentiva Merger” and note 2 of the notes to consolidated financial statements for additional information on the Gentiva Merger.

Our home health operations offer medical care and other services for patients in their homes or other residential settings. Experienced nurses, therapists, and home health aides work with the patient and his or her family members to maximize the patient’s ability to handle a wide variety of daily activities and to educate the patient regarding medications and management of their medical conditions. Our services include nursing, physical, occupational and speech therapies, and medical social work.

Our hospice operations provide a family-oriented model of care designed to meet the spiritual, emotional, and physical needs of terminally ill patients and their families. Hospice services are provided in the home or in other settings such as nursing centers, assisted living facilities, hospitals, and inpatient hospice units. Working in conjunction with a patient’s attending physician and/or the hospice medical director, our team of hospice professionals develops a plan of care designed to support the patient’s individual needs, which may include pain and symptom management, emotional and spiritual counseling, homemaking, and dietary services.

Our community care services include personal care (bathing and grooming), meal preparation, companionship, light housekeeping, shopping, respite care, and transportation.

In key markets, we also provide physician services focused on delivering primary and urgent care for patients in home-based settings such as assisted living facilities, independent living facilities, and patients’ homes, as well as care transition managers to follow patients with specific diagnoses and/or risk factors through the entire care continuum.

Selected Kindred at Home Division Operating Data

The following table sets forth certain operating and financial data for the Kindred at Home division (dollars in thousands, except statistics):

	Year ended December 31,
	2015	2014	2013
Kindred at Home:
Home Health:
Revenues (1)	$1,578,500	$298,907	$173,242
Operating income (1)	$250,641	$20,149	$4,440
Sites of service (at end of period)	373	133	153
Episodic revenues	$1,194,536	$232,127	n/a
Total episodic admissions	249,805	42,047	n/a
Medicare episodic admissions	218,850	38,716	n/a
Total episodes	406,313	85,618	n/a
Episodes per admission	1.63	2.04	n/a
Revenue per episode	$2,940	$2,711	n/a
Assets at end of period (1)	$1,435,176	$203,154	$197,252
Routine capital expenditures (1)	$4,201	$783	$1,369
Hospice:
Revenues	$656,527	$50,095	$51,685
Operating income	$105,092	$5,390	$5,523
Sites of service (at end of period)	175	29	35
Admissions	45,657	3,448	n/a
Average length of stay	97	95	n/a
Patient days	4,373,044	325,054	n/a
Revenue per patient day	$150	$154	n/a
Average daily census	11,981	891	n/a
Assets at end of period	$922,710	$32,733	$46,871
Routine capital expenditures	$1,215	$64	$154

(1)	Includes community care and home-based physician services.

n/a – not available.

Sources of Kindred at Home Division Revenues

Kindred at Home division revenues are derived principally from the Medicare and Medicaid programs, private insurers, and private pay patients. Medicare reimburses both home health and hospice services under prospective payment systems, which are subject to numerous qualifications, standards, and adjustments. Medicaid reimburses home health and hospice service providers using a number of state-specific systems. We often negotiate contract rates of reimbursement with private insurers.

The following table sets forth the approximate percentages of home health (including community care and home-based physician services) revenues derived from the payor sources indicated:

Year ended December 31,	Medicare	Medicaid	Private insurance	Private pay
2015	68%	15%	8%	9%
2014	74	5	5	16
2013	63	11	6	20

The following table sets forth the approximate percentages of hospice revenues derived from the payor sources indicated:

Year ended December 31,	Medicare	Medicaid	Private pay
2015	94%	4%	2%
2014	94	4	2
2013	95	3	2

For the year ended December 31, 2015, revenues of the Kindred at Home division totaled approximately $2.2 billion or 31% of our total revenues (before eliminations). For more information regarding the reimbursement of our Kindred at Home division, see “—Governmental Regulation—Kindred at Home Division—Overview of Kindred at Home Division Reimbursement.”

Kindred at Home Division Management and Operations

At December 31, 2015, the Kindred at Home division was headed by a president, overseeing a chief operating, and clinical, financial, and administrative officers, and a senior vice president of sales. A president for each of the five geographic regions and a sixth president over the community care operations, report to the chief operating officer of the division. In addition, the Kindred at Home division has division-level sales, clinical services, finance, and operations executives.

We provide our Kindred at Home division with centralized administrative support in the areas of information systems, regulatory compliance, reimbursement guidance, licensing support as well as legal, finance, accounting, purchasing, marketing, and human resources management. The centralization of these services improves operating efficiencies, promotes standardization of processes, and enables our healthcare professionals to focus on delivering quality care to our patients.

Kindred at Home Division Competition

Our Kindred at Home division operates in a highly competitive and significantly fragmented industry. Our competitors include relatively large providers of home health and hospice services, both for profit and nonprofit and smaller independent local operators. There often are no significant barriers to entry in many of the markets in which our Kindred at Home division operates and new providers of home health and/or hospice services may enter into our current and future markets. Many of our competitors may have greater financial and other resources than we do.

Although there is limited, if any, price competition with respect to Medicare and Medicaid patients (since revenues received for services provided to these patients are based generally on fixed rates), there is substantial price competition for private payment patients. We believe our Kindred at Home division competes based upon its reputation for providing quality services, charging competitive prices, and being consistently responsive to the needs of our patients and their families and physicians.

KINDRED REHABILITATION SERVICES DIVISION

Our Kindred Rehabilitation Services division operates IRFs and ARUs and provides rehabilitation services, including physical and occupational therapies and speech pathology services, to residents and patients of nursing centers, hospitals, outpatient clinics, home health agencies, and assisted living facilities. Within our Kindred Rehabilitation Services division, we are organized into two reportable operating segments: Kindred Hospital Rehabilitation Services and RehabCare. We are one of the largest providers of rehabilitation services in the United States based upon fiscal 2015 revenues of approximately $1.5 billion.

Kindred Hospital Rehabilitation Services Operations

Our Kindred Hospital Rehabilitation Services segment operates IRFs and ARUs and provides program management and therapy services on an inpatient basis in LTAC hospitals, sub-acute (or skilled nursing) units, as well as on an outpatient basis to hospital-based and other satellite programs. As of December 31, 2015, our Kindred Hospital Rehabilitation Services segment operated 18 IRFs and 100 ARUs and provided rehabilitation services in 119 LTAC hospitals, seven sub-acute (or skilled nursing) units and 130 outpatient clinics.

Inpatient rehabilitation hospitals. Our IRFs provide services to patients who require intensive inpatient rehabilitative care. Our IRF patients have typically experienced significant physical disability due to various medical and physical conditions, such as brain injuries, spinal cord injuries, stroke, hip fractures, certain orthopedic problems, and neuromuscular disease, which require medical and rehabilitative healthcare services in an inpatient setting. Our nurses and physical, occupational, and speech therapists work with physicians in a multi-disciplinary environment with the goal of returning patients to home and work. Patient care is provided by nursing and therapy staff as directed by physician orders. Our IRFs provide an interdisciplinary approach to treatment that leads to a higher level of care and superior outcomes. The medical, nursing, therapy, and ancillary services provided by our IRFs comply with local, state, and federal regulations, as well as other accreditation standards.

Hospital-based inpatient rehabilitation units. We are a leading provider of ARU management services on a contract basis. As of December 31, 2015, we operated 100 ARUs. The ARUs we operate provide high acuity rehabilitation for patients recovering from strokes, medically complex and orthopedic conditions, traumatic brain injuries, and other neurological disease processes. We establish ARUs in acute care hospitals that have vacant space and/or unmet rehabilitation needs in their markets. We also work with acute care hospitals that currently operate ARUs to improve the delivery of clinical services to patients by implementing our scheduling, clinical protocol, and outcome systems, as well as time-management training for existing staff. In the case of acute care hospitals that do not operate ARUs, we review their historical and existing hospital population, as well as the demographics of the geographic region, to determine the optimal size of the proposed ARUs and the potential of the new facility under our management to attract patients and generate revenues sufficient to cover anticipated expenses. Our relationships with these hospitals are customarily in the form of contracts for management services, which typically have a term of three to five years.

An ARU within a hospital allows the hospital to offer rehabilitation services to patients who might otherwise be discharged to a setting outside the acute care hospital, thus improving the hospital’s ability to provide a full continuum of care and consistency in clinical services and outcomes. An ARU within a hospital typically consists of approximately 20 beds and is staffed with a program director, a rehabilitation physician that usually serves as the medical director, and clinical staff, which may include a psychologist, physical and occupational therapists, speech/language pathologists, a social worker, a case manager, and other appropriate support personnel. Additionally, compliance, clinical education, and clinical programming are supported by our clinical compliance experts in an effort to ensure that clinical practices support the provision of quality rehabilitation services.

LTAC hospitals. We provide rehabilitation and program management services, including physical and occupational therapies and speech pathology services, to LTAC hospitals. We provide specialized care programs that support patients with complex medical needs, such as wound care, pain management, and cognitive deficits, in addition to programs for neurologic, orthopedic, cardiac, and pulmonary recovery. As of December 31, 2015, we operated therapy programs in 119 LTAC hospitals. We also provide LTAC hospitals with clinical education and programming supported by our clinical experts in an effort to ensure that clinical practices support the provision of effective and efficient quality rehabilitation services in addition to enhancing overall prevention programs in accordance with applicable standards of care.

Sub-acute units. As of December 31, 2015, we managed therapy programs in seven sub-acute (or skilled nursing) units. These hospital-based units provide lower intensity rehabilitation for medically complex patients. Patients’ diagnoses cover a wide range of medical conditions, including stroke, post-surgical conditions, pulmonary disease, cancer, congestive heart failure, burns, and wounds. These sub-acute units enable patients to remain in a hospital setting where emergency medical needs can be met quickly as opposed to having to be transported from a nursing center. These types of units are typically located within the acute care hospital and are either separately licensed or under the hospital’s license as permitted by applicable laws. The hospital benefits by retaining patients who otherwise would be discharged to another setting and by utilizing idle space.

Outpatient therapy programs. We manage outpatient therapy programs that provide therapy services to patients with a variety of medical, orthopedic, and neurological conditions that may be related to work or sports injuries. As of December 31, 2015, we managed 130 hospital-based and satellite outpatient therapy programs. An outpatient therapy program complements the hospital’s occupational medicine initiatives and allows therapy to be continued for patients discharged from inpatient rehabilitation facilities and medical/surgical beds. An outpatient therapy program also attracts patients into the hospital and is operated either on the hospital’s campus or in satellite locations controlled by the hospital.

We believe our management of outpatient therapy programs enables the efficient delivery of therapy services through our scheduling, clinical protocol, and outcome systems, as well as through time management training for our therapy personnel. We also provide our customers with guidance on compliance and quality assurance objectives.

RehabCare Operations

Our RehabCare segment provides therapy management services primarily to nursing centers, assisted living facilities, independent living communities, home health agencies, and hospice providers, allowing our customers to fulfill their continuing need for therapists on a full-time or part-time basis without the need to hire, train, and retain their own full-time staff. As of December 31, 2015, our RehabCare segment provided rehabilitative services in 1,798 sites of service in 43 states.

RehabCare provides specialized rehabilitation programs designed to meet the individual needs of the residents and patients we serve. Our specialized care programs address complex medical needs, such as wound care, pain management, and cognitive retraining, in addition to programs for fractures, neurologic, orthopedic, cardiac, and pulmonary conditions. We also provide clinical education and programming that is developed and supported by our clinical experts. These programs are implemented in an effort to ensure that clinical practices support the provision of quality rehabilitation services in accordance with applicable standards of care.

RehabCare recruits and retains qualified professionals with the clinical expertise to provide quality patient care and measurable rehabilitation outcomes. RehabCare also provides quality-assurance training for all clinicians to maintain compliance with regulatory requirements.

Selected Kindred Rehabilitation Services Division Operating Data

The following table sets forth certain operating and financial data for the Kindred Rehabilitation Services division (dollars in thousands, except statistics):

	Year ended December 31,
	2015	2014		2013
Kindred Hospital Rehabilitation Services:
Revenues	$609,122		$374,201	$352,097
Operating income	$176,127		$98,196	$89,183
Assets at end of period	$802,686		$366,153	$379,782
Capital expenditures:
Routine	$948		$194	$454
Development	$4,701	$	−	$5
Freestanding IRFs:
End of period data:
Number of IRFs	18		5	5
Number of licensed beds	919		215	215
Discharges (1)	15,991		4,224	3,866
Occupancy % (1)	70.2		70.3	63.0
Average length of stay (1)	13.2		13.1	12.8
Revenue per discharge (1)	$19,104		$17,757	$16,938
Contract services:
Sites of service (at end of period):
Inpatient rehabilitation units (ARUs)	100		100	104
LTAC hospitals	119		117	121
Sub-acute units	7		10	10
Outpatient units	130		138	144
	356		365	379
Revenue per site	$837,606		$805,590	$831,914
Revenue mix %:
Company-operated	30		30	32
Non-affiliated	70		70	68

(1)	Excludes non-consolidating IRF.

	Year ended December 31,
	2015	2014	2013
RehabCare:
Revenues	$915,486	$1,007,036	$995,907
Operating income	$43,815	$70,974	$63,963
Revenue mix %:
Company-operated	15	12	11
Non-affiliated	85	88	89
Sites of service (at end of period)	1,798	1,935	1,806
Revenue per site	$505,909	$534,077	$568,231
Assets at end of period	$347,738	$360,860	$339,103
Routine capital expenditures	$1,449	$2,247	$2,608

Sources of Kindred Rehabilitation Services Division Revenues

In the Kindred Hospital Rehabilitation Services segment, our IRFs derive a significant portion of their revenues from Medicare, Medicaid, and other payors that received discounts from their established billing rates. The Medicare and Medicaid regulations and various managed care contracts under which these discounts are calculated are complex and are subject to interpretation and adjustment. IRFs estimate the allowance for contractual discounts on a patient-specific basis given their interpretation of the applicable regulations or contract terms. These interpretations sometimes result in payments that differ from the IRFs’ estimates.

Additionally, updated regulations and contract renegotiations occur frequently, necessitating regular review and assessment of the estimation process by management.

Regarding the rehabilitation and program management services we provide to residents, patients, and customers, the basis for payment varies depending upon the type of service provided. In the Kindred Hospital Rehabilitation Services segment, our (1) ARU customers generally pay us on the basis of a negotiated fee per discharge, (2) LTAC hospital customers generally pay based upon a negotiated per patient day rate, (3) sub-acute rehabilitation customers generally pay based upon a flat monthly fee or a negotiated fee per patient day, and (4) outpatient therapy clients typically pay us on the basis of a negotiated fee per unit of service. In the RehabCare segment, our customers generally pay us on the basis of a negotiated patient per diem rate or a negotiated fee schedule based upon the type of service rendered.

For the year ended December 31, 2015, revenues of the Kindred Rehabilitation Services division totaled approximately $1.5 billion or 21% of our total revenues (before eliminations). Approximately 15% of our Kindred Rehabilitation Services division revenues (before eliminations) in 2015 were generated from services provided to hospitals, nursing centers, and care management functions that we operated.

As a provider of services to healthcare providers, trends and developments in healthcare reimbursement will impact our revenues and growth. Changes in the reimbursement provided by Medicare or Medicaid to our customers can impact the demand and pricing for our services. For more information regarding the reimbursement for our rehabilitation services, see “—Governmental Regulation—Kindred Rehabilitation Services Division—Overview of Kindred Rehabilitation Services Division Reimbursement,” “—Governmental Regulation—Nursing Center Division—Overview of Nursing Center Division Reimbursement.”

Geographic Coverage

The following table lists by state the number of sites of service of our Kindred Hospital Rehabilitation Services operating segment as of December 31, 2015:

		Contract services
State	IRFs	ARUs	LTAC hospitals	Sub-acute units	Outpatient units	Total
Alabama	–	1	–	–	–	1
Arizona	–	1	3	–	–	4
Arkansas	–	5	–	1	9	15
California	–	10	16	–	1	27
Colorado	–	–	2	–	3	5
Delaware	–	1	–	–	–	1
District of Columbia	–	–	2	–	–	2
Florida	–	–	11	–	5	16
Georgia	–	4	2	2	–	8
Illinois	–	6	6	–	10	22
Indiana	1	7	6	–	13	26
Iowa	–	3	–	–	2	5
Kansas	–	5	–	–	2	7
Kentucky	–	1	2	–	–	3
Louisiana	–	6	2	1	19	28
Massachusetts	–	1	5	–	3	9
Michigan	–	8	3	–	3	14
Minnesota	–	1	–	–	–	1
Mississippi	–	4	–	1	2	7
Missouri (1)	3	7	4	–	9	20
Nevada	–	–	3	–	–	3
New Jersey	–	–	2	–	8	10
New Mexico	–	–	1	–	–	1
North Carolina	–	–	1	–	4	5
North Dakota	–	1	2	–	–	3
Ohio	1	5	7	1	18	31
Oklahoma	1	3	3	–	–	6
Pennsylvania	2	4	5	–	–	9
Puerto Rico	–	1	–	–	–	1
Rhode Island	–	2	–	–	4	6
South Carolina	–	1	1	–	2	4
Tennessee (1)	1	2	1	–	–	3
Texas	7	8	25	–	10	43
Virginia	–	–	1	–	–	1
Washington	–	1	2	–	1	4
West Virginia	–	–	–	–	2	2
Wisconsin	2	–	1	–	–	1
Wyoming	–	1	–	1	–	2
Totals	18	100	119	7	130	356

(1)	These states have CON regulations for our IRFs. See “—Governmental Regulation—Federal, State and Local Regulations.”

The following table lists by state the number of sites of service of our RehabCare operating segment as of December 31, 2015:

State	Company- operated	Non-affiliated	Total
Alabama	1	9	10
Arizona	1	10	11
Arkansas	1	5	6
California	27	76	103
Colorado	10	36	46
Connecticut	–	6	6
Delaware	–	1	1
District of Columbia	–	3	3
Florida	32	62	94
Georgia	1	10	11
Idaho	7	4	11
Illinois	–	284	284
Indiana	17	28	45
Iowa	–	25	25
Kansas	2	54	56
Kentucky	3	32	35
Louisiana	–	10	10
Maine	–	25	25
Maryland	3	39	42
Massachusetts	19	31	50
Michigan	–	30	30
Minnesota	–	66	66
Missouri	1	169	170
Montana	2	6	8
Nebraska	–	6	6
Nevada	–	2	2
New Hampshire	1	2	3
New Jersey	–	4	4
New Mexico	–	2	2
New York	–	19	19
North Carolina	4	58	62
North Dakota	–	6	6
Ohio	9	64	73
Oklahoma	–	29	29
Oregon	–	1	1
Pennsylvania	–	53	53
Rhode Island	–	2	2
South Carolina	–	4	4
Tennessee	12	46	58
Texas	24	193	217
Vermont	2	2	4
Virginia	3	15	18
Washington	3	10	13
Wisconsin	–	74	74
Totals	185	1,613	1,798

Sales and Marketing

The Kindred Rehabilitation Services division’s sales and marketing efforts are tailored to each of its operating segments. Kindred Hospital Rehabilitation Services focuses on the provision of therapy services and therapy program management for IRFs and hospitals, while RehabCare primarily focuses on the outsourcing needs of freestanding skilled nursing facilities. Both the Kindred Hospital Rehabilitation Services and RehabCare segments emphasize the broad range of rehabilitation programs, clinical expertise, and competitive pricing for the services that we provide. Kindred Hospital Rehabilitation Services’ new business efforts are led by a divisional vice president of business development and four directors of business development in geographically defined regions.

RehabCare’s new business efforts are led by a divisional vice president of business development and eight directors of business development in geographically defined regions.

Kindred Rehabilitation Services Division Management and Operations

A president, chief financial officer, and a chief medical officer manage our Kindred Rehabilitation Services division. Our operations are further divided between the Kindred Hospital Rehabilitation Services and RehabCare operating segments.

The Kindred Hospital Rehabilitation Services segment is led by a chief operating officer who reports to the division president. With respect to our IRFs, our operations are led by a vice president who oversees the administrators that are responsible for the day-to-day operations at each of our IRFs. Each IRF (or network of IRFs) also employs a controller to monitor financial matters, a chief clinical officer to oversee clinical operations, and a director of quality management to oversee quality assurance programs. With respect to the provision of therapy services and program management, our operations are led by a division vice president who manages five regional vice presidents.

The RehabCare segment is led by a chief operating officer, who reports to the division president. The chief operating officer has six division vice presidents reporting to him with six regional vice presidents reporting to the divisional vice presidents.

In both the Kindred Hospital Rehabilitation Services and RehabCare segments, area directors of operations report to the regional vice presidents. Each area director of operations is responsible for the overall management of 15 to 30 on-site program directors. Many of our rehabilitation customers have on-site program directors responsible for managing the therapy operations at such facility. There are two division vice presidents of clinical operations that manage clinical education for our therapists and implement quality care initiatives.

We provide our Kindred Rehabilitation Services division with centralized administrative services in the areas of information systems, clinical operations, regulatory compliance, reimbursement guidance, professional licensing support, as well as legal, finance, accounting, purchasing, recruiting, and human resources management support. The centralization of these services improves operating efficiencies, promotes the standardization of certain processes, and permits program staff to focus on the delivery of quality, medically necessary rehabilitation services.

Kindred Rehabilitation Services Division Competition

The IRF industry is highly fragmented, and there are generally several competitors in each geographic market that we serve that provide similar services to those provided by our IRFs. In addition, several of the markets in which our IRFs operate have other IRFs that provide comparable services. Other providers of acute-care services may attempt to become competitors in the future. Also, other acute-care hospital operators may choose to expand their IRF services in our markets. Certain competing IRFs are operated by nonprofit, non-taxpaying, or governmental agencies, which can finance capital expenditures on a tax-exempt basis and receive funds and charitable contributions unavailable to us. Similarly, nursing facilities may market themselves as offering certain rehabilitation services even though they may not be required to offer the same level of care.

Competition for IRF patients covered by nongovernment reimbursement sources is intense. The primary competitive factors in the IRF business include quality of care and services, treatment outcomes achieved, charges for services, and responsiveness to the needs of patients, families, payors, and physicians. Other companies have entered the IRF business with licensed IRFs that compete with our IRFs. The competitive position of any IRF is also affected by the ability of its management to negotiate contracts with purchasers of, and to receive referrals from, group healthcare services, including managed care companies, preferred provider organizations, and health maintenance organizations. The importance of obtaining contracts with preferred provider organizations, health maintenance organizations, and other organizations that finance healthcare varies from market to market, depending on the number and market strength of such organizations.

With respect to our program management and therapy services operations, there are national, regional, and local rehabilitation services providers that offer rehabilitation services comparable to ours. A number of our competitors may have greater financial and other resources than we do, may be more established in the markets in which we compete, and may be willing to provide services at lower prices. In addition, a number of nursing centers and hospitals may elect not to outsource rehabilitation services, thereby reducing our potential customer base. While there are several large rehabilitation providers, the market generally is highly fragmented and is primarily composed of smaller independent providers.

We believe our Kindred Rehabilitation Services division generally competes based upon its reputation for providing quality rehabilitation services, state of the art therapy programs, qualified, well-trained nurses and therapists, competitive pricing, outcome management, and technology systems.

NURSING CENTER DIVISION

Our nursing center division provides quality, cost-effective care through the operation of a national network of 90 nursing centers (11,535 licensed beds) and seven assisted living facilities (375 beds) located in 18 states as of December 31, 2015. Through our nursing centers, we provide short-stay patients and long-stay residents with a full range of medical, nursing, rehabilitative, pharmacy, and routine services, including daily nutrition, social, and recreational services.

Consistent with industry trends, patients and residents admitted to our nursing centers arrive with greater medical complexity and require a more extensive and costly level of care. This is particularly true with our Medicare population for whom the average length of stay in 2015 was 29 days. To appropriately care for a higher acuity short-stay patient population and a more frail and unstable long-stay resident population, we have improved the delivery of the clinical and hospitality services offered to our patients and residents by adjusting the level of clinical and hospitality staffing, enhancing nursing skills via ongoing education and skills validation, and improving clinical case management through the employment of clinical case managers.

We also monitor and enhance the quality of care and customer service at our nursing centers through the use of performance improvement committees and family satisfaction surveys. Our performance improvement committees oversee resident healthcare needs and resident and staff safety. Physician medical directors serve on these committees and advise on healthcare policies and practices. We regularly conduct surveys of residents and their families, and these surveys are reviewed by our performance improvement committees at each center to promote quality care and customer service. We also have established initiatives to prevent avoidable rehospitalizations. The clinical leadership of each center is actively engaged in improving nursing competencies and communication skills, developing specific clinical programs to address acute care needs that may arise on site and working collaboratively with the medical community to coordinate monitoring and treatment.

Substantially all of our nursing centers are certified to provide services under the Medicare and Medicaid programs. Our nursing centers have been certified because the quality of our services, accommodations, equipment, safety, personnel, physical environment, and policies and procedures meet or exceed the standards of certification set by those programs.

Several of our nursing centers provide higher-level clinical services focused primarily upon patients arriving for recovery, recuperation, and rehabilitation. We refer to these patients as transitional care patients and the nursing centers capable of providing these higher-intensity clinical services as transitional care centers. We currently classify 56 facilities as transitional care centers. Transitional care patients are typically associated with Medicare, Medicare Advantage, and commercial insurance payors.

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

Our nursing center division also manages 12 hospital-based sub-acute units (471 licensed beds) in seven states. Seven of these units (244 licensed beds) are co-located within hospitals owned and operated by our hospital division. These units typically consist of 20 to 50 beds offering skilled nursing services, providing a range of rehabilitation services including physical, occupational, speech, and ventilator or other respiratory therapy to patients recovering from a variety of surgical procedures as well as medical conditions such as stroke and cardiac ailments. Five of these units (227 licensed beds) are managed for unaffiliated companies, are certified as either hospital-based or nursing center sub-acute units, and specialize in providing respiratory and ventilator therapy.

Selected Nursing Center Division Operating Data

The following table sets forth certain operating and financial data for the nursing center division (dollars in thousands, except statistics):

	Year ended December 31,
	2015	2014	2013
Revenues	$1,092,075	$1,062,549	$1,005,383
Operating income	$149,364	$146,728	$124,856
Facilities in operation at end of period:
Nursing centers:
Owned or leased	86	86	85
Managed	4	4	4
Assisted living facilities	7	7	6
Licensed beds at end of period:
Nursing centers:
Owned or leased	11,050	11,050	11,018
Managed	485	485	485
Assisted living facilities	375	375	341
Patient days (1)	3,411,225	3,457,503	3,477,933
Revenues per patient day (1)	$320	$307	$289
Average daily census (1)	9,346	9,473	9,529
Admissions (1)	39,002	38,772	38,406
Occupancy % (1)	79.4	80.7	81.6
Medicare average length of stay (1,2)	28.7	29.6	31.1
Assets at end of period	$494,066	$513,603	$552,336
Capital expenditures:
Routine	$18,781	$20,976	$23,023
Development	$11,746	$3,170	$7

(1)	Excludes managed facilities.
(2)	Computed by dividing total Medicare discharge patient days by total Medicare discharges.

Sources of Nursing Center Division Revenues

Nursing center division revenues are derived principally from the Medicare and Medicaid programs and private and other payors. Consistent with the nursing center industry, changes in the mix of the patient and resident population among these categories significantly affect the profitability of our nursing center operations. Although higher acuity patients generally produce the most revenue per patient day, profitability with respect to higher acuity patients is impacted by the costs associated with the higher level of nursing care and other services generally required. In addition, these patients usually have a significantly shorter length of stay.

The following table sets forth the approximate percentages of nursing center revenues and patient days derived from the payor sources indicated:

	Year ended December 31,
	2015	2014	2013
Revenue mix %:
Medicare	31	32	34
Medicaid	39	40	37
Medicare Advantage	8	8	8
Medicaid Managed	6	4	4
Private and other	16	16	17

Patient day mix % (1):
Medicare	16	16	17
Medicaid	52	55	54
Medicare Advantage	6	6	6
Medicaid Managed	10	7	6
Private and other	16	16	17

(1)	Excludes managed facilities.

For the year ended December 31, 2015, revenues of the nursing center division totaled approximately $1.1 billion or 15% of our total revenues (before eliminations). For more information regarding the reimbursement for our nursing center services, see “—Governmental Regulation—Nursing Center Division—Overview of Nursing Center Division Reimbursement.”

Nursing Center Facilities

The following table lists by state the number of nursing centers and assisted living facilities and related licensed beds we operated as of December 31, 2015:

		Number of facilities
State	Licensed beds	Owned by us	Leased from Ventas (2)	Leased from other parties	Managed	Total
Arizona	100	–	–	1	–	1
California	2,093	5	4	9	–	18
Colorado	108	–	1	–	–	1
Georgia (1)	162	–	1	–	–	1
Idaho	584	1	6	–	–	7
Indiana	2,421	7	8	2	–	17
Kentucky (1)	319	2	1	–	–	3
Maine	102	–	–	2	–	2
Massachusetts (1)	2,112	1	2	11	3	17
Montana (1)	276	–	2	–	–	2
New Hampshire (1)	290	–	1	–	–	1
North Carolina (1)	297	–	3	–	–	3
Ohio (1)	979	7	–	–	–	7
Tennessee (1)	668	4	–	1	–	5
Texas	405	3	–	–	–	3
Vermont (1)	294	–	1	–	1	2
Virginia (1)	432	–	3	1	–	4
Washington (1)	268	–	3	–	–	3
Totals	11,910	30	36	27	4	97

(1)	These states have CON regulations. See “—Governmental Regulation—Federal, State and Local Regulations.”
(2)	See “—Master Lease Agreements.” These totals do not include the 2014 Expiring Facilities.

Nursing Center Division Management and Operations

Each of our nursing centers is managed by a state-licensed executive director who is supported by other professional personnel, including, but not limited to, a director of nursing, nursing assistants, licensed practical nurses, staff development coordinator, activities director, social services director, clinical liaisons, admissions coordinator, and business office manager. The directors of nursing are state-licensed nurses who supervise our nursing staffs that include, but are not limited to, registered nurses, licensed practical nurses, and nursing assistants. Staff size and composition vary depending on the size and occupancy of each nursing center, the types of services provided and the acuity level of the patients and residents. The nursing centers contract with physicians who provide medical director services and serve on performance improvement committees. We provide our nursing centers with centralized administrative services in the areas of information systems, clinical operations, regulatory guidance, reimbursement guidance, state licensing, and Medicare and Medicaid certification, and maintenance support, as well as legal, finance, accounting, purchasing, human resources management, and facilities management support. The centralization of these services improves operating efficiencies, promotes the standardization of certain processes and permits our healthcare staff to focus on the delivery of quality care.

Our nursing center division is managed by a division president, a chief operating officer, and a chief financial officer. Our nursing center operations are divided into ten geographic districts, each of which is headed by an operational vice president, who reports to the chief operating officer. The clinical issues and quality concerns of the nursing center division are overseen by the division’s chief medical officer and senior vice president of clinical operations with assistance from our district teams. The sales and marketing efforts for the division are led by a vice president, who reports to the senior vice president of enterprise sales.

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

Nursing Center Division Competition

Our nursing centers compete with other nursing centers and similar long-term care facilities primarily on the basis of quality of care, reputation, location, and physical appearance and, in the case of private payment residents, the charges for our services. Our nursing centers also compete on a local and regional basis with other facilities providing similar services, including hospitals, extended care centers, assisted living facilities, home health agencies, and similar institutions. Some competitors may operate newer facilities and may provide services that we do not offer. Our competitors include government-owned, religious organization-owned, secular nonprofit, and for-profit institutions. Many of these competitors have greater financial and other resources than we do. Although there is limited, if any, price competition with respect to Medicare and Medicaid residents (since revenues received for services provided to these residents are generally based on pre-established rates), there is substantial price competition for private payment residents.

GOVERNMENTAL REGULATION

Medicare and Medicaid

A substantial portion of our revenues are derived from patients covered by the Medicare and Medicaid programs. Medicare is a federal program that provides certain hospital and medical insurance benefits to persons age 65 and over and certain disabled persons. Medicaid is a medical assistance program administered by each state funded with federal and state funds pursuant to which healthcare benefits are available to certain indigent or disabled patients. Within the Medicare and Medicaid statutory framework, there are substantial areas subject to administrative rulings, interpretations, and discretion that may affect payments made under Medicare and Medicaid.

We could be adversely affected by the continuing efforts of governmental and private third-party payors to contain healthcare costs. We cannot assure you that reimbursement payments under governmental and private third-party payor programs, including Medicare supplemental insurance policies, will remain at levels comparable to present levels or will be sufficient to cover the costs allocable to patients eligible for reimbursement pursuant to these programs. Medicare reimbursement in LTAC hospitals, IRFs, nursing centers, home health, and hospice is subject to fixed payments under the Medicare prospective payment systems. In accordance with Medicare laws, CMS makes annual adjustments to Medicare payment rates in many prospective payment systems under what is commonly known as a “market basket update.” Each year, the Medicare Payment Advisory Commission (“MedPAC”), a commission chartered by Congress to advise it on Medicare payment issues, makes payment policy recommendations to Congress for a variety of Medicare payment systems. Congress is not obligated to adopt MedPAC recommendations, and, based upon outcomes in previous years, there can be no assurance that Congress will adopt MedPAC’s recommendations in a given year. Medicaid reimbursement rates in many states in which we operate nursing centers also are based upon fixed payment systems. Generally, these rates are adjusted annually for inflation. However, these adjustments may not reflect the actual increase in the costs of providing healthcare services. In addition, Medicaid reimbursement can be impacted negatively by state budgetary pressures, which may lead to reduced reimbursement or delays in receiving payments. Moreover, we cannot assure you that the facilities operated by us, or the provision of goods and services offered by us, will meet the requirements for participation in such programs.

The Patient Protection and Affordable Care Act and the Healthcare Education and Reconciliation Act

Various healthcare reform provisions became law upon enactment of the Patient Protection and Affordable Care Act (enacted on March 23, 2010) and the Healthcare Education and Reconciliation Act (enacted on March 30, 2010) (previously defined as the ACA). The reforms contained in the ACA have affected each of our businesses in some manner and are directed in large part at increased quality and cost reductions. Several of the reforms are very significant and could ultimately change the nature of our services, the methods of payment for our services, and the underlying regulatory environment. These reforms include the possible modifications to the conditions of qualification for payment, bundling of payments to cover both acute and post-acute care, and the imposition of enrollment limitations on new providers.

The ACA also provides for: (1) reductions to the annual market basket payment updates for LTAC hospitals, IRFs, home health agencies, and hospice providers that could result in lower reimbursement than in the preceding year; (2) additional annual “productivity adjustment” reductions to the annual market basket payment update as determined by CMS for LTAC hospitals, IRFs, and nursing centers (beginning in federal fiscal year 2012), home health agencies (beginning in federal fiscal year 2015) and hospice providers (beginning in federal fiscal year 2013); (3) new transparency, reporting, and certification requirements for skilled nursing facilities, including disclosures regarding organizational structure, officers, directors, trustees, managing employees, and financial, clinical, and other related data; (4) a quality reporting system for hospitals (including LTAC hospitals and IRFs) beginning in federal fiscal year 2014; and (5) reductions in Medicare payments to hospitals (including LTAC hospitals and IRFs) beginning in federal fiscal year 2014 for failure to meet certain quality reporting standards or to comply with standards in new value-based purchasing demonstration project programs.

Further, the ACA mandates changes to home health and hospice benefits under Medicare. For home health, the ACA mandates creation of a value-based purchasing program, development of quality measures, a decrease in home health reimbursement beginning with federal fiscal year 2014 that will be phased-in over a four-year period, and a reduction in the outlier cap. In addition, the ACA requires the Secretary of the United States Department of Health and Human Services (“HHS”) to test different models for delivery of care, some of which would involve home health services. It also requires the Secretary to establish a national pilot program for integrated care for patients with certain conditions, bundling payment for acute hospital care, physician services, outpatient hospital services (including emergency department services), and post-acute care services, which would include home health. The ACA further directed the Secretary of HHS to rebase payments for home health, which resulted in a decrease in home health reimbursement that began in 2014 and will be phased-in over a four-year period. The Secretary is also required to conduct a study to evaluate costs and quality of care among efficient home health agencies regarding access to care and treating Medicare beneficiaries with varying severity levels of illness and provide a report to Congress.

The healthcare reforms and changes resulting from the ACA, as well as other similar healthcare reforms, could have a material adverse effect on our business, financial position, results of operations, and liquidity.

Congress, MedPAC, and CMS will continue to address reimbursement rates for a variety of healthcare settings. We cannot predict the adjustments to Medicare payment rates that Congress or CMS may make in the future. Any downward adjustment to rates for the types of services we provide could have a material adverse effect on our business, financial position, results of operations, and liquidity.

Congress continues to discuss additional deficit reduction measures, leading to a high degree of uncertainty regarding potential reforms to governmental healthcare programs, including Medicare and Medicaid. These discussions, along with other continuing efforts to reform governmental healthcare programs, could result in major changes in healthcare delivery and reimbursement systems on a national and state level, including changes directly impacting the government and private reimbursement systems for each of our businesses. Healthcare reform, future healthcare legislation, or other changes in the administration or interpretation of governmental healthcare programs, whether resulting from deficit reduction measures or otherwise, could have a material adverse effect on our business, financial position, results of operations, and liquidity.

See “—Risk Factors—Risks Relating to Reimbursement and Regulation of Our Business—Changes in the reimbursement rates or methods or timing of payment from third-party payors, including the Medicare and Medicaid programs, or the implementation of other measures to reduce reimbursement for our services and products could result in a substantial reduction in our revenues and operating margins.”

LTAC Legislation

As part of the SGR Reform Act enacted in 2013, Congress adopted various legislative changes impacting LTAC hospitals (the “LTAC Legislation”). The LTAC Legislation creates new Medicare criteria and payment rules for LTAC hospitals.

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

Under the new criteria set forth in the LTAC Legislation, LTAC hospitals treating patients with at least a three-day prior stay in an acute care hospital intensive care unit and patients on prolonged mechanical ventilation admitted from an acute care hospital will continue to receive payment under LTAC PPS. Other patients will continue to have access to LTAC care, whether they are admitted to LTAC hospitals from acute care hospitals or directly from other settings or the community, and in such cases, LTAC hospitals will be paid at a “site-neutral” rate for these patients, based on the lesser of per diem Medicare rates paid for patients with the same diagnoses under IPPS or an estimate of cost. We expect the majority of these site-neutral payments will be materially less than the payments currently provided under LTAC PPS.

The effective date of the new patient criteria is October 1, 2015, tied to each LTAC hospital’s cost reporting period, followed by a two-year phase-in period. During the phase-in period, payment for patients receiving the site-neutral rate will be based 50% on the current LTAC PPS and 50% on the new site neutral rate. CMS estimates an overall net reduction in Medicare revenue of 4.6% for those hospitals receiving this 50/50 blended reimbursement. All of our TC hospitals (which are certified as LTAC hospitals under the Medicare program) have a cost reporting period starting on September 1 of each year, and thus the phase-in of the new patient criteria will not begin for our TC hospitals until September 1, 2016, and full implementation of the new criteria will not occur until September 1, 2018.

We continue to analyze Medicare and internal data to estimate the number of our Medicare cases that would, on a static retrospective basis, be paid a full MS-LTC-DRG payment under LTAC PPS upon implementation of new patient criteria versus receiving a site neutral rate. At present, prior to the implementation of new patient criteria, approximately 70% of our Medicare LTAC cases are paid a full MS-LTC-DRG payment under LTAC PPS, with the remaining approximately 30% paid under the short-stay or very short-stay outlier payment process. At this time, and based primarily on 2013 data provided in the proposed regulations issued by CMS on April 17, 2015, we estimate a 30 percentage point shift in payment category for Medicare LTAC cases once the new patient criteria is fully phased in, resulting in, on a static prospective basis, an estimated 40% of our Medicare LTAC cases qualifying for the full MS-LTC-DRG payment under LTAC PPS, and the remaining estimated 60% of our Medicare LTAC cases instead qualifying for either the site neutral rate or payment under the short-stay outlier payment process. These percentages do not reflect the significant efforts and actions we are and will be undertaking to expand our LTAC patient population and adapt our facility operations, business plans, programs, and other initiatives to reduce and otherwise mitigate the financial and other impacts of the LTAC Legislation and new patient criteria.

The additional patient criteria imposed by the LTAC Legislation will reduce the population of patients eligible for our hospital services and change the basis upon which we are paid for other patients. In addition, the LTAC Legislation will be subject to additional governmental regulations and the interpretation and enforcement of those regulations. It is important to note that the LTAC Legislation, the implementation of new patient criteria, changes in referral patterns, and other associated elements could have a material adverse effect on our business, financial position, results of operations, and liquidity.

See “—Risk Factors—Risks Relating to Reimbursement and Regulation of Our Business—The implementation of new patient criteria for LTAC hospitals under the LTAC Legislation will reduce the population of patients eligible for our hospital services and change the basis upon which we are paid for nonqualifying patients, which could adversely affect our revenues and profitability.”

CMS has regulations governing payments to a LTAC hospital that is co-located with another hospital (an “HIH”). The rules generally limit Medicare payments to the HIH if the Medicare admissions to the HIH from its co-located hospital exceed 25% of the total Medicare discharges for the HIH’s cost reporting period (the “25 Percent Rule”). There are limited exceptions for admissions from rural, urban single, or a hospital that generates more than 25% of the Medicare discharges in a metropolitan statistical area (“MSA Dominant hospital”). Patients transferred after they have reached the short-term acute care outlier payment status are not counted toward the admission threshold. Patients admitted prior to meeting the admission threshold, as well as Medicare patients admitted from a non co-located hospital, are eligible for the full payment under LTAC PPS. If the HIH’s admissions from the co-located hospital exceed the limit in a cost reporting period, Medicare will pay the lesser of: (1) the amount payable under LTAC PPS; or (2) the amount payable under IPPS, which will likely reduce our revenues for such admissions. At December 31, 2015, we operated 18 HIHs with 715 licensed beds.

The LTAC Legislation extends the moratorium on the expansion of the 25 Percent Rule to LTAC hospitals certified prior to October 1, 2004 for four years. LTAC hospitals certified after October 1, 2004 continue to be ineligible for relief from the 25 Percent Rule. Freestanding LTAC hospitals will not be subject to the 25 Percent Rule payment adjustment until cost reporting periods beginning on or after July 1, 2016. In addition, for cost reporting periods beginning before October 1, 2016: (1) LTAC hospitals may admit up to 50% of their patients from a co-located hospital and still be paid according to LTAC PPS; and (2) LTAC hospitals that are co-located with an urban single hospital or a MSA Dominant hospital may admit up to 75% of their patients from such urban single or MSA Dominant hospital and still be paid according to LTAC PPS. The LTAC Legislation further provides that co-located LTAC hospitals certified on or before September 30, 1995 are exempt from the provisions of the 25 Percent Rule. The Secretary of HHS has issued a report to Congress indicating that it will continue to consider whether to further modify or extend the 25 Percent Rule.

The LTAC Legislation also changes the 25-day average length of stay requirement for LTAC hospitals. To maintain certification under LTAC PPS, the average length of stay of Medicare patients must be greater than 25 days. Medicare Advantage patients are included with Medicare fee-for-service patients in order to determine compliance with the 25-day average length of stay requirement. Under the LTAC Legislation, the Medicare 25-day average length of stay rule will remain in effect for patients paid for under the new Medicare LTAC payment system. However, for cost reporting periods beginning on or after October 1, 2015, the 25-day average length of stay requirement will not apply to patients receiving the site-neutral rate or to Medicare Advantage patients treated in LTAC hospitals with the exception of those LTAC hospitals certified after December 10, 2013, which applies to one of our hospitals.

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

The failure of one or more of our LTAC hospitals to maintain its Medicare certification as a LTAC hospital could have a material adverse effect on our business, financial position, results of operations, and liquidity.

The LTAC Legislation also imposes a new moratorium continuing through September 30, 2017 on the establishment and classification of new LTAC hospitals, LTAC satellite facilities, and LTAC beds in existing LTAC hospitals or satellite hospitals. This moratorium limits our ability to increase LTAC bed capacity, expand into new areas or increase bed capacity in existing markets that we serve. The Protecting Access to Medicare Act of 2014, enacted on April 1, 2014 (“PAMA”), moved the start date of this moratorium from January 1, 2015 to April 1, 2014 and provided three possible exceptions for any LTAC hospital or satellite facility that as of April 1, 2014: (1) began its qualifying period for payment as a LTAC hospital; (2) has a binding written contract with an outside, unrelated party for the development of a LTAC hospital or satellite facility and has expended at least 10% of the estimated cost of the project or, if less, $2.5 million; or (3) has obtained an approved CON.

The Comprehensive Care for Joint Replacement Bundled Payment Program

CMS announced the final Comprehensive Care for Joint Replacement bundled payment program on November 16, 2015 (the “CJR Program”).  The CJR Program implements a mandatory payment model in which acute care hospitals in 67 metropolitan statistical areas will receive a bundled payment for all inpatient care provided in connection with a lower extremity joint replacement or reattachment procedure, as well as for all related care provided within a 90-day episode of care following discharge from such hospital.  This bundled payment will be in lieu of separate payments provided to post-acute healthcare providers for services provided within such 90-day episode of care.  The CJR Program will test this payment model over five performance periods between April 1, 2016 and December 31, 2020 to see if Medicare expenditures can be reduced while at the same time improving care coordination and preserving or enhancing the quality of care provided to Medicare beneficiaries.

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

The Taxpayer Relief Act was enacted on January 2, 2013. As noted above, this Act delayed by two months the automatic budget sequestration cuts established by the Budget Control Act of 2011. The Taxpayer Relief Act also: (1) extended the Medicare Part B outpatient therapy cap exception process to December 31, 2013; (2) suspended until December 31, 2013 the sustainable growth rate adjustment (“SGR”) reduction applicable to the Medicare Physician Fee Schedule (“MPFS”) for certain services provided under Medicare Part B; and (3) increased the statute of limitations to recover Medicare overpayments from three years to five years.

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

The Improving Medicare Post-Acute Care Transformation Act of 2014

The Improving Medicare Post-Acute Care Transformation Act of 2014 (the “IMPACT Act”), passed on October 6, 2014, requires standardized assessment data for quality improvement, payment, and discharge planning purposes across the spectrum of PACs, including LTAC hospitals, IRFs, skilled nursing facilities, and home health agencies.

The IMPACT Act will require PACs to begin reporting (1) standardized patient assessment data at admission and discharge by October 1, 2018 for LTAC hospitals, IRFs, and skilled nursing facilities and by January 1, 2019 for home health agencies, (2) new quality measures, including functional status, skin integrity, medication reconciliation, incidence of major falls, and patient preference regarding treatment and discharge at various intervals between October 1, 2016 and January 1, 2019, and (3) resource use measures, including Medicare spending per beneficiary, discharge to community, and hospitalization rates of potentially preventable readmissions by October 1, 2016 for LTAC hospitals, IRFs, and skilled nursing facilities and by October 1, 2017 for home health agencies. The Secretary of HHS will provide confidential feedback to PACs one year after  this data is provided and public reports two years thereafter. Failure to report such data when required would subject a facility to a two percent reduction in market basket prices then in effect. The Secretary of HHS also plans to promulgate regulations requiring PACs to take certain of these quality, resource use, and other measures into account in the discharge planning process.

The IMPACT Act further requires HHS and MedPAC to study alternative PAC payment models, including payment based upon individual patient characteristics and not care setting, with corresponding Congressional reports required based on such analysis. MedPAC must provide a final report to Congress by June 30, 2022. The Secretary of HHS must also submit a final report no later than two years after it has collected two years of data.

The IMPACT Act also included provisions impacting Medicare-certified hospices, including (1) increasing survey frequency for Medicare-certified hospices to once every 36 months, (2) imposing a medical review process for facilities with a high percentage of stays in excess of 180 days, and (3) updating the annual aggregate Medicare payment cap.

Federal, state, and local regulations

The extensive federal, state, and local regulations affecting the healthcare industry include, but are not limited to, regulations relating to licensure, billing, conduct of operations, ownership of facilities, addition of facilities, allowable costs, services and prices for services, facility staffing requirements, and the privacy and security of health-related information. In addition, various anti-fraud and abuse laws, including physician self-referral laws, anti-kickback laws, and laws regarding filing of false claims, codified under the Social Security Act and other statutes, prohibit certain business practices and relationships in connection with healthcare services for patients whose care will be paid by Medicare, Medicaid, or other governmental programs. Sanctions for violating these anti-fraud and abuse laws include criminal penalties, civil penalties, and possible exclusion from government programs such as Medicare and Medicaid.

In the ordinary course of our business, we are subject regularly to inquiries, investigations, and audits by federal and state agencies that oversee applicable healthcare program participation and payment regulations. Audits may include enhanced medical necessity reviews pursuant to the Medicare, Medicaid, and the SCHIP Extension Act of 2007 (the “SCHIP Extension Act”) and audits under the CMS Recovery Audit Contractor (“RAC”) program.

We believe that the regulatory environment surrounding most segments of the healthcare industry remains intense. Federal and state governments continue to impose intensive enforcement policies resulting in a significant number of inspections, citations of regulatory deficiencies, and other regulatory penalties, including demands for refund of overpayments, terminations from the Medicare and Medicaid programs, bars on Medicare and Medicaid payments for new admissions, and civil monetary penalties. These enforcement policies, along with the costs incurred to respond to and defend reviews, audits, and investigations, could have a material adverse effect on our business, financial position, results of operations, and liquidity. We vigorously contest such penalties where appropriate; however, these cases can involve significant legal and other expenses and consume our resources.

Section 1877 of the Social Security Act, commonly known as the “Stark Law,” provides that a physician may not refer a Medicare or Medicaid patient for a “designated health service” to an entity with which the physician or an immediate family member has a financial relationship unless the financial arrangement meets an exception under the Stark Law or its regulations. Designated health services include inpatient and outpatient hospital services, physical, occupational, and speech therapy, durable medical equipment, prosthetics, orthotics and supplies, diagnostic imaging, enteral and parenteral feeding and supplies, home health services, and clinical laboratory services. Under the Stark Law, a “financial relationship” is defined as an ownership or investment interest or a compensation arrangement. If such a financial relationship exists and does not meet a Stark Law exception, the entity is prohibited from submitting or claiming payment under the Medicare or Medicaid programs or from collecting from the patient or other payor. Many of the compensation arrangements exceptions permit referrals if, among other things, the arrangement is set forth in a written agreement signed by the parties, the compensation to be paid is set in advance, is consistent with fair market value and is not determined in a manner that takes into account the volume or value of any referrals or other business generated between the parties. Exceptions may have other requirements. Any funds collected for an item or service resulting from a referral that violates the Stark Law must be repaid to Medicare or Medicaid, any other third-party payor, and the patient. In addition, a civil monetary penalty of up to $15,000 for each service may be imposed for presenting or causing to be presented, a claim for a service rendered in violation of the Stark Law. Many states have enacted healthcare provider referral laws that go beyond physician self-referrals or apply to a greater range of services than just the designated health services under the Stark Law.

The Anti-Kickback Statute, Section 1128B of the Social Security Act (the “Anti-Kickback Statute”) prohibits the knowing and willful offer, payment, solicitation, or receipt of any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce the referral of an individual, in return for recommending, or to arrange for, the referral of an individual for any item or service payable under any federal healthcare program, including Medicare or Medicaid. The HHS Office of Inspector General (“OIG”) has issued regulations that create “safe harbors” for certain conduct and business relationships that are deemed protected under the Anti-Kickback Statute. In order to receive safe harbor protection, all of the requirements of a safe harbor must be met. The fact that a given business arrangement does not fall within one of these safe harbors, however, does not render the arrangement per se illegal. Business arrangements of healthcare service providers that fail to satisfy the applicable safe harbor criteria, if investigated, will be evaluated based upon all facts and circumstances and risk increased scrutiny and possible sanctions by enforcement authorities. The Anti-Kickback Statute is a criminal statute, with penalties of up to $25,000, up to five years in prison, or both. The OIG can pursue a civil claim for violation of the Anti-Kickback Statute under the Civil Monetary Penalty Statute of up to $50,000 per claim and up to three times the amount received from the government for the items or services. We believe that business practices of providers and financial relationships between providers have become subject to increased scrutiny as healthcare reform efforts continue on the federal and state levels. State Medicaid programs are required to enact an anti-kickback statute. Many states have adopted or are considering similar legislative proposals, some of which extend beyond the Medicaid program, to prohibit the payment or receipt of remuneration for the referral of patients regardless of the source of payment for the care.

The U.S. Department of Justice (the “DOJ”) may bring an action under the federal False Claims Act (the “FCA”), alleging that a healthcare provider has defrauded the government by submitting a claim for items or services not rendered as claimed, which may include coding errors, billing for services not provided, and submitting false or erroneous cost reports. The Fraud Enforcement and Recovery Act of 2009 expanded the scope of the FCA by, among other things, creating liability for knowingly and improperly avoiding repayment of an overpayment received from the government and broadening protections for whistleblowers. The ACA clarifies that if an item or service is provided in violation of the Anti-Kickback Statute, the claim submitted for those items or services is a false claim that may be prosecuted under the FCA as a false claim. Civil penalties under the FCA are between $5,500 and $11,000 for each claim and up to three times of the amount claimed. Under the qui tam or “whistleblower” provisions of the FCA, a private individual with knowledge of fraud may bring a claim on behalf of the federal government and receive a percentage of the federal government’s recovery. Due to these whistleblower incentives, lawsuits have become more frequent.

In addition to the penalties described above, if we violate any of these laws, we may be excluded from participation in federal and/or state healthcare programs. These fraud and abuse laws and regulations are complex, and we do not always have the benefit of significant regulatory or judicial interpretation of these laws and regulations. While we do not believe we are in violation of these prohibitions, we cannot assure you that governmental officials charged with the responsibility for enforcing these prohibitions will not assert that we are violating the provisions of such laws and regulations.

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

Various states in which we operate hospitals and nursing centers have established minimum staffing requirements or may establish minimum staffing requirements in the future. Our ability to satisfy such staffing requirements depends upon our ability to attract and retain qualified healthcare professionals, including nurses, certified nurse’s assistants, therapists, and other staff. Failure to comply with such minimum staffing requirements may result in the imposition of fines or other sanctions. If states do not appropriate sufficient additional funds to pay for any additional operating costs resulting from such minimum staffing requirements, our profitability may be materially adversely affected.

The International Classification of Diseases (“ICD”) is a classification system for diseases and signs, symptoms, abnormal findings, complaints, social circumstances, and external causes of injury or diseases promulgated by the World Health Organization. We, like all healthcare providers, payors, and vendors are required to report medical diagnoses under ICD-10 coding diagnosis codes. If claims are not reported properly under ICD-10, there can be a delay in the processing and payment of such claims, or a denial of such claims, which can have a material adverse effect on our business, financial position, results of operations, and liquidity.

HIPAA. The federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), among other things, broadened the scope of existing fraud and abuse laws and mandated the adoption of administrative simplification regulations aimed at standardizing transaction formats and billing codes for documenting medical services, handling claims submissions, and protecting the privacy and security of individually identifiable health information. HIPAA regulations that standardize transactions and code sets require standard formatting for healthcare providers, like us, that submit claims electronically.

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

HIPAA’s security regulations require us to ensure the confidentiality, integrity, and availability of all electronically protected health information that we create, receive, maintain, or transmit. We must protect against reasonably anticipated threats or hazards to the security of such information and the unauthorized use or disclosure of such information. The HIPAA unique health identifier standards require us to obtain and use national provider identifiers.

The Health Information Technology for Economic and Clinical Health Act (the “HITECH Act”) was passed in 2009 and instituted new HIPAA requirements regarding providing individuals with notification of breaches of their unsecured protected health information and reporting to the media of violations involving more than 500 individuals in a single jurisdiction, as well as immediate reporting to HHS of any violation involving 500 individuals or more for publication on the HHS website. The HITECH Act also imposed new requirements on HIPAA business associates and strengthened HIPAA enforcement provisions, including civil monetary penalty amounts. On January 25, 2013, HHS published a final omnibus regulation implementing the changes under the HITECH Act. The compliance date for most of the provisions in the final regulation began September 23, 2013.

We believe we are in substantial compliance with the HIPAA regulations. We cannot assure you that our potential noncompliance with HIPAA regulations will not have a material adverse effect on our business, financial position, results of operations, and liquidity.

Certificates of need and state licensing. CON regulations control the development and expansion of healthcare services and facilities in certain states. Certain states also require regulatory approval prior to certain changes in ownership of a hospital or nursing center. Certain states that do not have CON programs may have other laws or regulations that limit or restrict the development or expansion of healthcare facilities. We operate hospitals in 11 states, IRFs in two states, nursing centers in 11 states, home health agencies in 12 states, and hospice agencies in seven states that require prior approval under CON programs for the development or expansion of our facilities and services. To the extent that CONs or other similar approvals are required for development or expansion of the operations of our hospitals, nursing centers or other services, either through facility development, acquisitions, expansion, or provision of new services or other changes, such development or expansion could be adversely affected by the failure or inability to obtain the necessary approvals, changes in the standards applicable to such approvals, or possible delays and expenses associated with obtaining such approvals.

We are required to obtain state licenses to operate each of our hospitals, IRFs and nursing centers and to ensure their participation in government programs. Several states require similar licenses for home health and hospice operations. Once a hospital, IRF or nursing center becomes licensed and operational, it must continue to comply with federal, state, and local licensing requirements in addition to local building and life-safety codes. All of our hospitals, IRFs, nursing centers, and home health and hospice operations have the necessary licenses. Failure of our hospitals, IRFs, nursing centers, and home health and hospice operations to satisfy applicable licensure and certification requirements could have a material adverse effect on our business, financial position, results of operations, and liquidity.

Hospital division

General regulations. The hospital division is subject to various federal and state regulations. In order to receive Medicare reimbursement, each hospital must meet the applicable conditions of participation set forth by HHS relating to the type of hospital, its equipment, personnel, and standard of medical care, as well as comply with state and local laws and regulations. We have developed a management system to facilitate our compliance with these various standards and requirements. Among other things, each hospital has a person who is responsible for leading an ongoing quality assessment and improvement program. Hospitals undergo periodic on-site Medicare certification surveys, which are generally limited in frequency if the hospital is accredited by The Joint Commission or the AOA, which are national organizations that establish standards relating to the physical plant, administration, quality of patient care, and operation of medical staffs of hospitals. As of December 31, 2015, 95 TC hospitals operated by the hospital division were certified as Medicare LTAC providers. In addition, 90 of our hospitals also were certified by their respective state Medicaid programs. Loss of certification could adversely affect a hospital’s ability to receive payments from the Medicare and Medicaid programs.

As noted above, the hospital division also is subject to federal and state laws that govern financial and other arrangements between healthcare providers. These laws prohibit, among other things, certain direct and indirect payments for the referral of patients, certain referrals by physicians if they or their immediate family members have a financial relationship with the hospital, or fee-splitting arrangements between healthcare providers that are designed to induce or encourage the referral of patients to, or the recommendation of, a particular provider for medical products or services. Such laws include the Anti-Kickback Statute, the Stark Law and the FCA. In addition, some states restrict certain business relationships between physicians and ancillary service providers, and some states prohibit business corporations from providing, or holding themselves out as a provider of, medical care. Possible sanctions for violation of any of these restrictions or prohibitions include loss of licensure or eligibility to participate in reimbursement programs, as well as civil and criminal penalties. These laws vary considerably from state to state.

Eight of our TC hospitals are owned in part by physician investors. Under amendments to the Stark Law passed in the ACA, the physician ownership percentage in a hospital to which the physician investors refer Medicare or Medicaid patients may not increase, and these hospitals may not expand their bed capacity or number of operating rooms or procedure rooms except for certain hospitals that meet stated requirements and receive permission from CMS.

Accreditation by the Joint Commission or the AOA. Hospitals may receive accreditation from the Joint Commission or the AOA. With respect to accreditation by the Joint Commission, hospitals and certain other healthcare facilities are generally required to have been in operation at least four months in order to be eligible. After conducting on-site surveys, the Joint Commission awards accreditation for up to three years to hospitals found to be in substantial compliance with Joint Commission standards. Accredited hospitals also are periodically resurveyed, at the option of the Joint Commission, upon a major change in facilities or organization and after a merger or consolidation. With respect to the AOA, the accreditation process includes an in-depth review of both open and closed patient records, as well as on-site surveys, including direct observation of the care being provided. As of December 31, 2015, all of the TC hospitals operated by the hospital division were accredited by either the Joint Commission or the AOA or were in the process of seeking accreditation. The hospital division intends to seek and obtain Joint Commission or AOA accreditation for any additional hospitals it may operate in the future.

Peer review. Federal regulations provide that admission to and utilization of hospitals by Medicare and Medicaid patients must be reviewed by peer-review organizations or quality-improvement organizations in order to ensure efficient utilization of hospitals and services. A quality-improvement organization may conduct such review either prospectively or retrospectively and may, as appropriate, recommend denial of payments for services provided to a patient. The review is subject to administrative and judicial appeals. Each of the hospitals operated by our hospital division employs a clinical professional to administer the hospital’s integrated quality assurance and improvement program. Although intensifying, denials by third-party utilization review organizations historically have not had a material adverse effect on the hospital division’s operating results.

Overview of hospital division reimbursement

Medicare reimbursement of short-term acute care hospitals—Medicare reimburses general short-term acute care hospitals under IPPS. Under IPPS, Medicare inpatient costs are reimbursed based upon a fixed payment amount per discharge using MS-DRGs. The MS-DRG payment under IPPS is based upon the national average cost of treating a Medicare patient’s condition adjusted for regional wage variations. Although the average length of stay varies for each MS-DRG, we believe that the average stay for all Medicare patients subject to IPPS is approximately five days. An additional outlier payment is made for patients with higher treatment costs but these payments are designed only to cover marginal costs. Hospitals that are certified by Medicare as LTAC hospitals are excluded from IPPS.

Medicare reimbursement of LTAC hospitals—Since October 2002, the Medicare payment system for LTAC hospitals has been based upon LTAC PPS, a prospective payment system specifically for LTAC hospitals. LTAC PPS maintains LTAC hospitals as a distinct provider type, separate from short-term acute care hospitals. Only providers certified as LTAC hospitals may be paid under this system. As of December 31, 2015, all of our TC hospitals were certified as LTAC hospitals. To maintain certification under LTAC PPS, the average length of stay of Medicare patients must be greater than 25 days. Medicare Advantage patients are included with Medicare fee-for-service patients in order to determine compliance with the 25-day average length of stay requirement. Under the LTAC Legislation, the average Medicare 25-day average length of stay rule will remain in effect for patients paid for under the new Medicare LTAC payment system. However, for cost reporting periods beginning on or after October 1, 2015, the 25-day average length of stay requirement will not apply to patients receiving the site neutral rate or to Medicare Advantage patients treated in LTAC hospitals with the exception of those LTAC hospitals certified after December 10, 2013, which applies to one of our hospitals.

In 2007, CMS issued final regulations regarding Medicare hospital inpatient payments to short-term acute care hospitals, as well as certain provisions affecting LTAC hospitals. These regulations adopted a new MS-LTC-DRG system for LTAC hospitals. LTAC PPS is based upon discharged-based MS-LTC-DRGs similar to IPPS.

While the clinical system, which groups procedures and diagnoses, is identical to IPPS, LTAC PPS utilizes different rates and formulas. Three types of payments are used in this system: (1) short-stay outlier payment, which provides for patients whose length of stay is less than 5/6th of the geometric mean length of stay for that MS-LTC-DRG, based upon a lesser-of methodology, of which the first three of four calculations are (a) a per diem based upon the average payment for that MS-LTC-DRG, (b) the estimated costs, or (c) the full MS-LTC-DRG payment. If the length of stay is less than an IPPS-comparable threshold for that MS-LTC-DRG, then the fourth payment calculation is an amount comparable to an IPPS per diem for that same diagnostic related group (“DRG”), capped at the full IPPS DRG amount. If the length of stay is above the IPPS-comparable threshold but below the 5/6th geometric length of stay for that MS-LTC-DRG, then the fourth payment calculation is a blend of an amount comparable to what would otherwise be paid under IPPS computed as a per diem, capped at the full IPPS DRG comparable payment amount and a per diem based upon the average payment for that MS-LTC-DRG under LTAC PPS; (2) MS-LTC-DRG fixed payment, which provides a single payment for all patients with a given MS-LTC-DRG, regardless of length of stay, cost of care, or place of discharge; and (3) high cost outlier payment which provides a partial coverage of costs for patients whose cost of care far exceeds the MS-LTC-DRG reimbursement. For patients in the high cost outlier category, Medicare will reimburse 80% of the costs incurred above a threshold, defined as the MS-LTC-DRG reimbursement plus a fixed loss amount per discharge.

LTAC PPS provides for an adjustment for differences in area wages resulting from salary and benefit variations. There also are additional rules for payment for patients who are transferred from a LTAC hospital to another healthcare setting and are subsequently readmitted to the LTAC hospital. The LTAC PPS payment rates also are subject to annual adjustments.

LTAC Criteria. The LTAC Legislation creates new Medicare criteria and payment rules for LTAC hospitals. Under the new criteria set forth in the LTAC Legislation, LTAC hospitals treating patients with at least a three-day prior stay in an acute care hospital intensive care unit and patients on prolonged mechanical ventilation admitted from an acute care hospital will continue to receive payment under LTAC PPS. Other patients will continue to have access to LTAC care, whether they are admitted to LTAC hospitals from acute care hospitals or directly from other settings or the community, and in such cases, LTAC hospitals will be paid at a “site-neutral” rate for these patients, based on the lesser of per diem Medicare rates paid for patients with the same diagnoses under IPPS or an estimate of cost. We expect the majority of these site neutral payments will be materially less than the payments currently provided under LTAC PPS.

The effective date of the new patient criteria is October 1, 2015, tied to each LTAC hospital’s cost reporting period, followed by a two-year phase-in period. During the phase-in period, payment for patients receiving the site neutral rate will be based 50% on the current LTAC PPS and 50% on the new site neutral rate. CMS estimates an overall net reduction in Medicare revenue of 4.6% for those hospitals receiving this 50/50 blended reimbursement. At December 31, 2015, all of our TC hospitals (which are certified as LTAC hospitals under the Medicare program) have a cost reporting period starting on September 1 of each year, and thus the phase-in of the new patient criteria will not begin for our TC hospitals until September 1, 2016, and full implementation of the new criteria will not occur until September 1, 2018.

We continue to analyze Medicare and internal data to estimate the number of our Medicare cases that would, on a static retrospective basis, be paid a full MS-LTC-DRG payment under LTAC PPS upon implementation of new patient criteria versus receiving a site neutral rate. At present, prior to the implementation of new patient criteria, approximately 70% of our Medicare LTAC cases are paid a full MS-LTC-DRG payment under LTAC PPS, with the remaining approximately 30% paid under the short-stay or very short-stay outlier payment process. At this time, and based primarily on 2013 data provided in the proposed regulations issued by CMS on April 17, 2015, we estimate a 30 percentage point shift in payment category for Medicare LTAC cases once the new patient criteria is fully phased in, resulting in, on a static prospective basis, an estimated 40% of our Medicare LTAC cases qualifying for the full MS-LTC-DRG payment under LTAC PPS, and the remaining estimated 60% of our Medicare LTAC cases instead qualifying for either the site neutral rate or payment under the short-stay outlier payment process. These percentages do not reflect the significant efforts and actions we are and will be undertaking to expand our LTAC patient population and adapt our facility operations, business plans, programs, and other initiatives to reduce and otherwise mitigate the financial and other impacts of the LTAC Legislation and new patient criteria.

The additional patient criteria imposed by the LTAC Legislation will reduce the population of patients eligible for our hospital services and change the basis upon which we are paid for other patients. In addition, the LTAC Legislation will be subject to additional governmental regulations and the interpretation and enforcement of those regulations. The LTAC Legislation, the implementation of new patient criteria, changes in referral patterns, and other associated elements could have a material adverse effect on our business, financial position, results of operations, and liquidity. See “—Risk Factors—Risks Relating to Reimbursement and Regulation of Our Business—The implementation of new patient criteria for LTAC hospitals under the LTAC Legislation will reduce the population of patients eligible for our hospital services and change the basis upon which we are paid for nonqualifying patients, which could adversely affect our revenues and profitability.”

Satellite Facilities. Medicare regulations require that when two or more hospital facilities share the same provider number and are considered to be a single hospital, the “remote” or “satellite” facility must meet certain criteria with respect to the “main” facility. These criteria relate largely to demonstrating a high level of integration between the two facilities. If the criteria are not met, each facility would need to meet all Medicare requirements independently, including, for example, the minimum average length of patient stay for LTAC hospital qualification. It is advantageous for certain satellite facilities that may not independently be able to meet these Medicare requirements to maintain provider-based status so that they will be reimbursed under LTAC PPS. If CMS determines that facilities claiming to be provider-based (and being reimbursed accordingly) do not meet the integration requirements of the regulations, CMS may recover the amount of any excess reimbursements based upon that claimed status. We have 43 hospitals that share a Medicare provider number, and the failure of any one or more of them to meet the provider-based status regulations could materially and adversely affect our business, financial position, results of operations, and liquidity.

25 Percent Rule. CMS has regulations governing payments to a LTAC hospital that is a HIH. The rules generally limit Medicare payments to the HIH if the Medicare admissions to the HIH from its co-located hospital exceed 25% of the total Medicare discharges for the HIH’s cost reporting period, known as the 25 Percent Rule. There are limited exceptions for admissions from rural, urban single, and MSA Dominant hospitals. Patients transferred after they have reached the short-term acute care outlier payment status are not counted toward the admission threshold. Patients admitted prior to meeting the admission threshold, as well as Medicare patients admitted from a non co-located hospital, are eligible for the full payment under LTAC PPS. If the HIH’s admissions from the co-located hospital exceed the limit in a cost reporting period, Medicare will pay the lesser of: (1) the amount payable under LTAC PPS; or (2) the amount payable under IPPS, which likely will reduce our revenues for such admissions. At December 31, 2015, we operated 18 HIHs with 715 licensed beds.

In 2007, CMS issued regulatory changes regarding Medicare reimbursement for LTAC hospitals (the “2007 Final Rule”) which expanded the 25 Percent Rule to all LTAC hospitals, regardless of whether they are a HIH. Under the 2007 Final Rule, all LTAC hospitals were to be paid LTAC PPS rates for admissions from a single referral source up to 25% of aggregate Medicare admissions. Patients reaching high cost outlier status in the short-term hospital were not to be counted when computing the 25% limit. Admissions beyond the 25% threshold were to be paid at lower IPPS rates.

Since 2007, various legislative enactments have created moratoriums on the expansion of the 25 Percent Rule to freestanding LTAC hospitals. The LTAC Legislation extends the moratorium on the expansion of the 25 Percent Rule to LTAC hospitals certified prior to October 1, 2004 for four years. LTAC hospitals certified after October 1, 2004 continue to be ineligible for relief from the 25 Percent Rule. Freestanding LTAC hospitals will not be subject to the 25 Percent Rule payment adjustment until cost reporting periods beginning on or after July 1, 2016. In addition, for cost reporting periods beginning before October 1, 2016: (1) LTAC hospitals may admit up to 50% of their patients from a co-located hospital and still be paid according to LTAC PPS; and (2) LTAC hospitals that are co-located with an urban single hospital or a MSA Dominant hospital may admit up to 75% of their patients from such urban single or MSA Dominant hospital and still be paid according to LTAC PPS. The LTAC Legislation further provides that co-located LTAC hospitals certified on or before September 30, 1995 are exempt from the provisions of the 25 Percent Rule. The Secretary of HHS has issued a report to Congress indicating that it will continue to consider whether to further modify or extend the 25 Percent Rule.

Development Moratoriums. On December 29, 2007, the SCHIP Extension Act became law. This legislation provided for, among other things, a three-year moratorium on the establishment of new LTAC hospitals or satellite facilities or increases in the number of licensed beds at a LTAC hospital or satellite facility. The ACA extended the moratorium on the establishment of new LTAC hospitals or satellites from three years to five years. This moratorium expired on December 29, 2012. The LTAC Legislation, as amended by PAMA, imposes a new moratorium from April 1, 2014 through September 30, 2017 on the establishment and classification of new LTAC hospitals, LTAC satellite facilities, and LTAC beds in existing LTAC hospitals or satellite hospitals, subject to certain exceptions. This moratorium limits our ability to increase LTAC bed capacity, expand into new areas, or increase bed capacity in existing markets that we serve.

Other recent Medicare rate changes

On August 1, 2012, CMS issued the 2012 CMS Rules which, among other things: (1) began a three-year phase-in of a 3.75% budget neutrality adjustment which reduced LTAC hospital rates by approximately 1.3% in each of 2013, 2014, and 2015; and (2) restored a payment reduction that will limit payments for very short-stay outliers that reduced our TC hospital payments by approximately 0.5%.

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

On August 4, 2014, CMS issued final regulations regarding Medicare reimbursement for LTAC hospitals for the federal fiscal year beginning October 1, 2014. Included in the final regulations are: (1) a market basket increase to the standard federal payment rate of 2.9%; (2) offsets to the standard federal payment rate mandated by the ACA of: (a) 0.5% to account for the effect of a productivity adjustment, and (b) 0.2% as required by statute; (3) a wage level budget neutrality factor of 1.0016703 applied to the adjusted standard federal payment rate; (4) adjustments to area wage indexes; and (5) an increase in the high cost outlier threshold per discharge to $14,972. In addition, the final regulations also implemented the third year of a three-year phase-in of a 3.75% budget neutrality adjustment which reduced LTAC hospital rates by 1.3% in 2015.

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

The ACA requires a quality reporting system for LTAC hospitals beginning in federal fiscal year 2014 under which any market basket update would be reduced by 2% for any LTAC hospital that does not meet the quality reporting standards. CMS has issued final regulations that require LTAC hospitals to report quality measures related to, among other things, catheter-associated urinary tract infections, central line associated blood stream infections, new or worsening pressure ulcers, unplanned readmissions, and falls with major injury.

Medicaid reimbursement of LTAC hospitals—The Medicaid program is designed to provide medical assistance to individuals unable to afford care. Medicaid payments are made under a number of different systems, which include cost-based reimbursement, prospective payment systems or programs that negotiate payment levels with individual hospitals. Medicaid programs are subject to statutory and regulatory changes, administrative rulings, interpretations of policy by state agencies and certain government funding limitations, all of which may increase or decrease the level of payments to our hospitals.

Nongovernment payments—The hospital division seeks to maximize the number of nongovernment payment patients admitted to its hospitals, including those covered under commercial insurance and managed care health plans. Nongovernment payment patients typically have financial resources (including insurance coverage) to pay for their services and do not rely on government programs for support. It is important to our business to establish relationships with commercial insurers, managed care health plans, and other private payors and to maintain our reputation with such payors as a provider of quality patient care. We negotiate contracts with purchasers of group healthcare services, including private employers, commercial insurers, and managed care companies. Some payor organizations attempt to obtain discounts from established charges. We focus on demonstrating to these payors how our services can provide them and their customers with the most viable pricing arrangements in circumstances where they may otherwise be faced with funding treatment at higher rates at other healthcare providers. The importance of obtaining contracts with commercial insurers, managed care health plans, and other private payors varies among markets, depending on factors such as the number of commercial payors and their relative market strength. Failure to obtain contracts with certain commercial insurers and managed care health plans or reductions in the lengths of stay or payments for our services provided to individuals covered by commercial insurance could have a material adverse effect on our business, financial position, results of operations, and liquidity.

In addition, certain third-parties, known as conveners, offer patient placement and care transition services to managed care companies, Medicare Advantage plans, bundled payment participants, accountable care organizations, and other healthcare providers as part of an effort to manage PAC utilization and associated costs. Thus, conveners influence patient decision on which PAC setting to choose, as well as how long to remain in a particular PAC facility. Given their focus on perceived financial savings, conveners customarily suggest that patients avoid higher cost PAC settings altogether or move as soon as practicable to lower cost PAC settings. However, conveners are not healthcare providers and may suggest a PAC setting or duration of care that may not be appropriate from a clinical perspective. Conveners may suggest that patients select alternate care settings to our TC hospitals, IRFs, nursing centers or home health and hospice locations or otherwise suggest shorter lengths of stay in such settings. Because LTAC hospitals are the highest cost PAC setting due to the intensity of services provided to patients in these facilities, we believe that our TC hospitals are the most likely to be adversely affected by the activities of these third-party conveners. Efforts by conveners to avoid our care settings or suggest shorter lengths of stay in our care settings could have a material adverse effect on our business, financial position, results of operations, and liquidity.

Kindred at Home division

General regulations. The activities of the Kindred at Home division primarily consist of the provision of home health and hospice services. The home health and hospice activities conducted through the Kindred at Home division are subject to various federal and state regulations. Many states require the entity through which the Kindred at Home division’s home health and hospice services are provided to obtain a license or certification from one or more state agencies. In addition, a substantial majority of our home health and hospice agencies achieved and/or maintain certification through one of the three private accreditation bodies: the Joint Commission, the Accreditation Commission for Health Care, and the Community Health Accreditation Program. The physicians, therapists and other healthcare professionals employed by the Kindred at Home division are required to be individually licensed or certified pursuant to applicable state and federal laws. We have processes in place to ensure that our Kindred at Home division providers are licensed or certified in accordance with applicable federal and state laws. In addition, we require our physicians, therapists, and other employees to participate in continuing education programs. The failure to obtain, maintain, or renew required licenses or certifications by our home health and hospice agencies or the physicians, therapists, or other healthcare professionals employed through the Kindred at Home division could have a material adverse effect on our business, financial position, results of operations, and liquidity.

As noted above, the Kindred at Home division also is subject to federal and state laws that govern financial and other arrangements between healthcare providers. These laws prohibit, among other things, certain direct and indirect payments for the referral of patients, certain referrals by physicians if they or their immediate family members have a financial relationship with a home health or hospice agency or other provider, or fee-splitting arrangements between healthcare providers that are designed to induce or encourage the referral of patients to, or the recommendation of, a particular provider for medical products or services. Such laws include the Anti-Kickback Statute, the Stark Law, the FCA and various state anti-kickback laws and physician self-referral prohibitions. In addition, some states restrict certain business relationships between physicians and ancillary service providers and some states prohibit business corporations from providing, or holding themselves out as a provider of, medical care. Possible sanctions for violation of any of these restrictions or prohibitions include loss of licensure or eligibility to participate in Medicare, Medicaid, and other reimbursement programs, as well as civil and criminal penalties. These laws vary considerably from state to state.

Corporate Integrity Agreement—Gentiva entered into a five-year Corporate Integrity Agreement with the OIG (the “Gentiva CIA”), which became effective on February 15, 2012. The Gentiva CIA imposes monitoring, reporting, certification, oversight and training obligations which we, as a result of the Gentiva Merger, must comply. These obligations include:

•

Retention of an independent review organization to perform duties under the Gentiva CIA, which include reviewing Gentiva’s compliance with federal program requirements and accepted medical practices; and

•

Annual reporting obligations to the OIG regarding Gentiva’s compliance with the Gentiva CIA (including corresponding certification by senior management and the Board of Directors or a committee thereof).

In the event of a breach of the Gentiva CIA, we could become liable for payment of certain stipulated penalties, or our Gentiva subsidiaries could be excluded from participation in federal healthcare programs. The costs associated with compliance with the Gentiva CIA could be substantial and may be greater than we currently anticipate. Any breach or failure to comply with the Gentiva CIA, the imposition of substantial monetary penalties, or any suspension or termination of participation in federal healthcare programs, could have a material adverse effect on our business, financial position, results of operations, and liquidity. See “—Risk Factors—Risks Relating to Reimbursement and Regulation of Our Business—If we fail to comply with the terms of our Corporate Integrity Agreements, we could be subject to substantial monetary penalties or suspension or termination from participation in the Medicare and Medicaid programs.”

Overview of Kindred at Home division reimbursement

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

We receive a standard prospective payment for home health services provided over a base 60-day period, or “episode,” of care. There is no limit to the number of episodes a patient may receive as long as he or she remains Medicare eligible. The base episode payment is a flat rate subject to adjustment based upon differences in the expected needs of each patient and upon the geographic location of the services provided. The adjustment is determined by each patient’s categorization into one of 153 payment groups, known as home health resource groups, and the cost of care for patients in each group relative to the average patient. Payment is further adjusted for differences in local prices using the hospital wage index. The payment also is subject to retroactive adjustment in certain circumstances, including: (1) an outlier adjustment if the patient’s care was unusually costly; (2) a utilization adjustment if the number of visits to the patient was less than five; (3) a partial payment adjustment if the patient transferred to another provider during an episode; (4) an adjustment based upon the level of required therapy services; and (5) an adjustment based upon the number of episodes of care, with certain episodes of three or more receiving an increased rate.

The ACA mandates changes to home health benefits under Medicare, including creation of a value-based purchasing program, development of quality measures, a decrease in home health reimbursement that began with federal fiscal year 2014 and is being phased-in over a four-year period, and a reduction in the outlier cap. In addition, the ACA requires the Secretary of HHS to test different models for delivery of care, some of which would involve home health services. It also requires the Secretary to establish a national pilot program for integrated care for patients with certain conditions, bundling payment for acute hospital care, physician services, outpatient hospital services (including emergency department services), and post-acute care services, which would include home health. The ACA further directed the Secretary of HHS to rebase payments for home health, which resulted in a decrease in home health reimbursement that began in 2014 and is being phased-in over a four-year period. The Secretary is also required to conduct a study to evaluate costs and quality of care among efficient home health agencies regarding access to care and treating Medicare beneficiaries with varying severity levels of illness and provide a report to Congress.

On November 22, 2013, CMS issued final regulations regarding Medicare payment rates for home health agencies effective January 1, 2014. These final regulations implement a net 1.05% reduction consisting of a 2.3% market basket inflation increase, less (1) a 0.62% ICD-9 grouper refinement, and (2) a 2.73% rebasing adjustment mandated under the ACA. Rebasing the rates includes adjustments to the 60-day episode and per visit payment rates, the nonroutine medical supply conversion factor, and low utilization payment factors. The rebasing adjustment mandated under the ACA is expected to reduce payment rates by approximately 2.8% to our home health agencies over four years, beginning January 1, 2014.

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

Hospice. To be eligible to receive hospice care under the Medicare program, a patient must have a certified terminal condition, with a life expectancy of six months or less if the illness runs it normal course. The patient must affirmatively elect hospice treatment to the exclusion of other Medicare benefits related to his or her terminal condition.

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

The Medicare payments we receive for hospice care are subject to two caps. First, the “80-20 Rule” provides that if the number of inpatient care days furnished to Medicare patients exceeds 20% of the total days of hospice care (measured during a 12-month period ending October 31 of each year) provided to Medicare patients, the excess is only eligible for the “routine home care” rate. Second, there is a cap based upon an overall average payment per Medicare beneficiary. Any payments exceeding these caps must be refunded to Medicare.

For hospice patients who receive nursing home care under certain state Medicaid programs and who elect hospice care under Medicare or Medicaid, the state must pay, in addition to the applicable Medicare or Medicaid hospice per diem rate, an amount equal to at least 95% of the Medicaid per diem skilled nursing facility rate for “room and board” furnished to the patient by the skilled nursing facility. The reduction or elimination of Medicare payments for hospice patients residing in skilled nursing facilities would significantly reduce our home health and hospice revenues and profitability. In addition, changes in the way skilled nursing facilities are reimbursed for “room and board” services provided to hospice patients residing in skilled nursing facilities could affect our ability to obtain referrals from skilled nursing facilities. A reduction in referrals from skilled nursing facilities would adversely affect our home health and hospice revenues and profitability.

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

Medicaid—Medicaid reimburses home health and hospice providers, physicians, and certain other healthcare providers for care provided to certain low-income patients. Reimbursement varies from state to state and is based upon a number of different systems including cost-based, prospective payment, and negotiated rate systems. Rates are subject to multiple adjustments in different circumstances and are subject to statutory and regulatory changes and interpretations and rulings by individual state agencies. Medicaid is also the primary source of funding for the community care services provided by the Kindred at Home division.

Nongovernment payments—The Kindred at Home division seeks to maximize the number of its nongovernment payment patients, including those covered under private insurance and managed care health plans. Nongovernment payment patients typically have financial resources (including insurance coverage) to pay for their services and do not rely upon government programs for support. We negotiate contracts with purchasers of group healthcare services, including private employers, commercial insurers, and managed care companies. Most payor organizations attempt to obtain discounts from established charges. We focus on demonstrating to these payors how our services can provide them and their customers with the most viable pricing arrangements in circumstances where they may otherwise be faced with funding treatments at higher rates at other healthcare providers. The importance of obtaining contracts with commercial insurers, managed care health plans, and other private payors varies among markets, depending on such factors as the number of commercial payors and their relative market strength.

Kindred Rehabilitation Services division

General regulations. The Kindred Rehabilitation Services division is subject to various federal and state regulations. Therapists, nurses and other healthcare professionals that we employ are required to be individually licensed or certified pursuant to applicable state and federal laws. We have processes in place in an effort to ensure that our therapists, nurses and other healthcare professionals are licensed or certified in accordance with applicable federal and state laws. In addition, we require our clinicians and other employees to participate in continuing education programs. The failure of a therapist, nurse or other healthcare professional to obtain, maintain, or renew required licenses or certifications could adversely affect a customer’s and our operations, including negatively impacting our financial results.

As noted above, the Kindred Rehabilitation Services division is subject to federal and state laws that govern financial and other arrangements between healthcare providers. These laws prohibit, among other things, certain direct and indirect payments or fee-splitting arrangements between healthcare providers that are designed to induce or encourage the referral of patients to, or the recommendation of, a particular provider for medical products or services. Such laws include the Anti-Kickback Statute, the Stark Law, and the FCA discussed previously. In addition, some states restrict certain business relationships between physicians and ancillary service providers. Some states also prohibit for-profit corporations from providing rehabilitation services through therapists who are directly employed by the corporation or otherwise providing, or holding themselves out as a provider of, clinical care. Possible sanctions for violation of any of these restrictions or prohibitions include loss of eligibility to contract with nursing centers, hospitals, and other providers participating in Medicare, Medicaid, and other federal healthcare programs, as well as civil and criminal penalties. These laws vary considerably from state to state.

Our IRFs are subject to additional federal and state regulations. In order to receive Medicare reimbursement, each IRF must meet the applicable conditions of participation set forth by HHS relating to the type of hospital, its equipment, personnel and standard of medical care, as well as comply with state and local laws and regulations. We have developed a management system to facilitate our compliance with these various standards and requirements. Among other things, each IRF has a person who is responsible for leading an ongoing quality assessment and improvement program. As of December 31, 2015, 18 IRFs operated by the Kindred Rehabilitation Services division were certified as an IRF provider. In addition, 13 of our IRFs also were certified by their respective state Medicaid programs. Loss of certification could adversely affect an IRF’s ability to receive payments from the Medicare and Medicaid programs.

Accreditation by the Joint Commission or the AOA. IRFs may also receive accreditation from the Joint Commission or the AOA. With respect to accreditation by the Joint Commission, IRFs are generally required to have been in operation at least four months in order to be eligible. After conducting on-site surveys, the Joint Commission awards accreditation for up to three years to IRFs found to be in substantial compliance with Joint Commission standards. Accredited IRFs also are periodically resurveyed, at the option of the Joint Commission, upon a major change in facilities or organization and after a merger or consolidation. As of December 31, 2015, all of the IRFs operated by the Kindred Rehabilitation Services division were accredited by the Joint Commission. The Kindred Rehabilitation Services division intends to seek and obtain Joint Commission or AOA accreditation for any additional IRFs it may operate in the future.

Peer review. Federal regulations provide that admission to and utilization of IRFs by Medicare and Medicaid patients must be reviewed by peer review organizations or quality improvement organizations in order to ensure efficient utilization of IRFs and services. A quality improvement organization may conduct such review either prospectively or retrospectively and may, as appropriate, recommend denial of payments for services provided to a patient. The review is subject to administrative and judicial appeals. Each of the IRFs operated by our Kindred Rehabilitation Services division employs a clinical professional to administer the IRF’s integrated quality assurance and improvement program. Although intensifying, denials by third party utilization review organizations historically have not had a material adverse effect on the Kindred Rehabilitation Services division’s operating results.

Corporate Integrity Agreement—We entered into a five-year corporate integrity agreement with the OIG on January 11, 2016 (the “RehabCare CIA”). The RehabCare CIA imposes monitoring, reporting, certification, oversight, screening and training obligations on us, certain of which have previously been implemented. These obligations include:

•

Retention of an independent review organization to perform duties under the RehabCare CIA, which include reviewing RehabCare’s compliance with federal program requirements and accepted medical practices; and

•

Annual reporting obligations to the OIG regarding RehabCare’s compliance with the RehabCare CIA (including corresponding certification by senior management and the Board of Directors or a committee thereof).

In the event of a breach of the RehabCare CIA, we could become liable for payment of certain stipulated penalties, or our RehabCare subsidiaries could be excluded from participation in federal healthcare programs. The costs associated with compliance with the RehabCare CIA could be substantial and may be greater than we currently anticipate. Any breach or failure to comply with the RehabCare CIA, the imposition of substantial monetary penalties, or any suspension or termination from participation in federal healthcare programs, could have a material adverse effect on our business, financial position, results of operations, and liquidity. See “—Risk Factors—Risks Relating to Reimbursement and Regulation of Our Business—If we fail to comply with the terms of our

Corporate Integrity Agreements, we could be subject to substantial monetary penalties or suspension or termination from participation in the Medicare and Medicaid programs.”

Overview of Kindred Rehabilitation Services division reimbursement

IRF reimbursement

Medicare—Our IRFs receive fixed payment reimbursement amounts per discharge under the inpatient rehabilitation facility prospective payment system (“IRF PPS”) based upon certain rehabilitation impairment categories established by HHS. Under the IRF PPS, CMS is required to adjust the payment rates based upon a market basket index, known as the rehabilitation, psychiatric, and long-term care hospital market basket. The market basket update is designed to reflect changes over time in the prices of a mix of goods and services provided by IRFs.

Over the last several years, changes in regulations governing inpatient rehabilitation reimbursement have created challenges for IRF providers. Many of these changes have resulted in limitations on, and in some cases, reductions in, the levels of payments to IRFs. A rule issued by CMS governing reimbursement known as the “75% Rule,” stipulates that to qualify as an IRF under the Medicare program a facility must show that a certain percentage of its patients are treated for at least one of a specified and limited list of medical conditions. Under the 75% Rule, any IRF that failed to meet its requirements would be subject to prospective reclassification as an acute care hospital, with lower acute care payment rates for rehabilitative services. The SCHIP Extension Act reduced the compliance threshold to 60% instead of 75% and allowed hospitals to continue using a patient’s secondary medical conditions, or “comorbidities,” to determine whether a patient qualifies for inpatient rehabilitative care under the rule.

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

Medicaid reimbursement of IRFs—The Medicaid program is designed to provide medical assistance to individuals unable to afford care. Medicaid payments are made under a number of different systems, which include cost-based reimbursement, prospective payment systems or programs that negotiate payment levels with individual hospitals. Medicaid programs are subject to statutory and regulatory changes, administrative rulings, interpretations of policy by state agencies, and certain government funding limitations, all of which may increase or decrease the level of payments to our IRFs.

Nongovernment payments to IRFs—We seek to maximize the number of nongovernment payment patients admitted to our IRFs, including those covered under commercial insurance and managed care health plans. Nongovernment payment patients typically have financial resources (including insurance coverage) to pay for their services and do not rely on government programs for support. It is important to our business to establish relationships with commercial insurers, managed care health plans, and other private payors and to maintain our reputation with such payors as a provider of quality patient care. We negotiate contracts with purchasers of group healthcare services, including private employers, commercial insurers, and managed care companies. Some payor organizations attempt to obtain discounts from established charges. We focus on demonstrating to these payors how our services can provide them and their customers with the most viable pricing arrangements in circumstances where they may otherwise be faced with funding treatment at higher rates at other healthcare providers. The importance of obtaining contracts with commercial insurers, managed care health plans, and other private payors varies among markets, depending on such factors as the number of commercial payors and their relative market strength. Failure to obtain contracts with certain commercial insurers and managed care health plans or reductions in the lengths of stay or payments for our services provided to individuals covered by commercial insurance could have a material adverse effect on our business, financial position, results of operations, and liquidity.

Reimbursement for therapy management and therapy services

The Kindred Rehabilitation Services division receives payment for the rehabilitation and program management services it provides to residents, patients, and customers. The basis for payment varies as more specifically set forth below. In the Kindred Hospital Rehabilitation Services segment, our (1) ARU customers generally pay us on the basis of a negotiated fee per discharge, (2) LTAC hospital customers generally pay based upon a negotiated per patient day rate, (3) sub-acute rehabilitation customers generally pay based upon a flat monthly fee or a negotiated fee per patient day, and (4) outpatient therapy clients typically pay us on the basis of a negotiated fee per unit of service. In the RehabCare segment, our customers generally pay us on the basis of a negotiated patient per diem rate or a negotiated fee schedule based upon the type of service rendered.

Various federal and state laws and regulations govern reimbursement to nursing centers, hospitals, and other healthcare providers participating in Medicare, Medicaid, and other federal and state healthcare programs. Though these laws and regulations may not be directly applicable to our Kindred Rehabilitation Services division, they are applicable to our customers. If our customers fail to comply with these laws and regulations they could be subject to possible sanctions, including loss of licensure or eligibility to participate in reimbursement programs, as well as civil and criminal penalties, which could materially and adversely affect our business, financial position, results of operations, and liquidity. If our arrangements with our customers are found to violate the Anti-Kickback Statute or other fraud and abuse laws, we could be subject to criminal and civil penalties, as well as exclusion from participation in federal and state healthcare programs and potential indemnity claims by our customers. In addition, there continue to be legislative and regulatory proposals to contain healthcare costs by imposing further limitations on government and private payments to providers of healthcare services.

Medicare Part B provides reimbursement for certain physician services, limited drug coverage, and other outpatient services, such as therapy and other services, outside of a Medicare Part A covered patient stay. Payment for these services is determined according to the MPFS. Annually since 1997, the MPFS has been subject to the SGR, which is intended to keep spending growth in line with allowable spending. Each year since the SGR was enacted, this adjustment produced a scheduled negative update to payment for physicians, therapists, and other healthcare providers paid under the MPFS. Annually, since 2002, Congress has stepped in with the so-called “doc fix” legislation to suspend payment cuts to physicians. Subsequent legislation annually suspended the payment cut with PAMA most recently suspending the payment cut until March 31, 2015. MACRA permanently replaces the SGR formula previously used to determine updates to Medicare physician reimbursement, replacing these updates with quality and value measurements and participation in alternative payment models.

Since 2006, federal legislation has provided for an annual Medicare Part B outpatient therapy cap. In years since 2006, CMS has increased the amount of the therapy cap. In addition, legislation was passed that required CMS to implement a broad process for reviewing medically necessary therapy claims, creating an exception to the cap. Legislation has annually extended the Medicare Part B outpatient therapy cap exception process. MACRA further extended the therapy cap exception process until December 31, 2017. This review process has had an adverse effect on the provision and billing of services for patients and can negatively impact therapist productivity. Patients whose stay is not reimbursed by Medicare Part A must seek reimbursement for their therapy under Medicare Part B and are subject to the therapy cap.

The Middle Class Tax Relief Act of 2012 provides that certain Medicare Part B therapy services exceeding a threshold of $3,700 will be subject to a pre-payment manual medical review process. The review process for these services continues to be used by CMS.

Reductions in the reimbursement provided to our customers by Medicare or Medicaid could negatively impact the demand and price for our services, impair our ability to collect for our services from customers, and could have a material adverse effect on our rehabilitation revenues and growth prospects.

Although reductions or changes in reimbursement from governmental or third-party payors and regulatory changes affecting our business represent one of the most significant challenges to our business, our operations are also affected by coverage rules and determinations. Medicare providers like us can be negatively affected by the adoption of coverage policies, either at the national or local level, that determine whether an item or service is covered and under what clinical circumstances it is considered to be reasonable, necessary, and appropriate. Current CMS coverage rules require inpatient rehabilitation services to be ordered by a qualified rehabilitation physician and be coordinated by an interdisciplinary team. The interdisciplinary team must meet weekly to review patient status and make any needed adjustments to the individualized plan of care. Qualified personnel must provide required rehabilitation nursing, physical therapy, occupational therapy, speech language pathology, social services, psychological services, and prosthetic and orthotic services. CMS has also noted that it is considering specific standards governing the use of group therapies. For individual claims, Medicare contractors make coverage determinations regarding medical necessity that can reflect more restrictive interpretations of the CMS coverage rules. We cannot predict how future CMS coverage rule interpretations or any new local coverage determinations will affect us.

Nursing center division

General regulations. The development and operation of nursing centers and the provision of healthcare services are subject to federal, state, and local laws relating to the adequacy of medical care, equipment, personnel, operating policies, fire prevention, rate setting, and compliance with building codes and environmental laws. Nursing centers are subject to periodic inspection by governmental and other authorities to ensure continued compliance with various standards, continued licensing under state law, certification under the Medicare and Medicaid programs, and continued participation in the Veterans Administration program.

In addition to general regulations, the nursing center division also is subject to federal and state laws that govern financial and other arrangements between healthcare providers. These laws prohibit, among other things, certain direct and indirect payments or fee-splitting arrangements between healthcare providers that are designed to induce or encourage the referral of patients to, or the recommendation of, a particular provider for medical products or services and prohibit referrals from physicians that have certain financial relationships with the provider. Such laws include the Anti-Kickback Statute, the Stark Law, and the FCA. In addition, some states restrict certain business relationships between physicians and ancillary service providers and some states prohibit business corporations from providing, or holding themselves out as a provider of, medical care. Possible sanctions for violation of any of these restrictions or prohibitions include loss of licensure or eligibility to participate in reimbursement programs, as well as civil and criminal penalties. These laws vary considerably from state to state.

In certain circumstances, federal law mandates that conviction for certain abusive or fraudulent behavior with respect to one nursing center may subject other facilities under common control or ownership to disqualification from participation in the Medicare and Medicaid programs. In addition, some regulations provide that all nursing centers under common control or ownership within a state are subject to being de-licensed if any one or more of such facilities are de-licensed.

The failure to obtain, maintain, or renew any required regulatory approvals or licenses could adversely affect nursing center division operations, including its financial results.

Licensure and requirements for participation. The nursing centers operated and managed by the nursing center division are licensed either on an annual or bi-annual basis and generally are certified annually for participation in Medicare and Medicaid programs through various regulatory agencies that determine compliance with federal, state, and local laws. These legal requirements relate to compliance with the laws and regulations governing the operation of nursing centers including the quality of nursing care, the qualifications of the administrative and nursing personnel, and the adequacy of the physical plant and equipment. Federal regulations determine the survey process for nursing centers that is followed by state survey agencies. The state survey agencies recommend to CMS the imposition of federal sanctions and can themselves impose state sanctions on facilities for noncompliance with certain requirements. Available sanctions include, but are not limited to, imposition of civil monetary penalties, temporary suspension of payment for new admissions, appointment of a temporary manager, suspension of payment for eligible patients and suspension or decertification from participation in the Medicare and Medicaid programs.

We believe that substantially all of our nursing centers are in substantial compliance with applicable Medicare and Medicaid requirements of participation. In the ordinary course of business, however, our nursing centers periodically receive statements of deficiencies from regulatory agencies. In response, the nursing centers implement plans of correction to address the alleged deficiencies. In most instances, the regulatory agency accepts the nursing center’s plan of correction and places the nursing center back into compliance with regulatory requirements. In some cases, the regulatory agency may take a number of adverse actions against a nursing center, including the imposition of fines, temporary suspension of payment for admission of new residents to the nursing center, decertification from participation in the Medicaid and/or Medicare programs, and, in extreme circumstances, revocation of the nursing center’s license.

Overview of nursing center division reimbursement

Medicare—The Medicare Part A program provides reimbursement for extended-care services furnished to Medicare beneficiaries who are admitted to nursing centers after at least a three-day stay in an acute care hospital. Covered services include supervised nursing care, room and board, social services, physical, speech, and occupational therapies, certain pharmaceuticals and supplies, and other necessary services provided by nursing centers. Medicare payments to our nursing centers are based upon certain resource utilization grouping (“RUG”) payment rates developed by CMS that provide various levels of reimbursement based upon patient acuity.

The Balanced Budget Act established a Medicare prospective payment system (“PPS”) for nursing centers in 1998. The payments received under PPS cover substantially all services for Medicare residents including all ancillary services, such as respiratory therapy, physical therapy, occupational therapy, speech therapy, and certain covered pharmaceuticals.

Medicare Part B provides reimbursement for certain physician services, limited drug coverage, and other outpatient services, such as therapy and other services, outside of a Medicare Part A covered patient stay. Payment for these services is determined according to the MPFS. Annually since 1997, the MPFS has been subject to the SGR, which is intended to keep spending growth in line with allowable spending. Each year since the SGR was enacted, this adjustment produced a scheduled negative update to payment for physicians, therapists, and other healthcare providers paid under the MPFS. Annually, since 2002, Congress has stepped in with so-called “doc fix” legislation to suspend payment cuts to physicians. Subsequent legislation annually suspended the payment cut with PAMA most recently suspending the payment cut until March 31, 2015. MACRA permanently replaces the SGR formula previously used to determine updates to Medicare physician reimbursement, replacing these updates with quality and value measurements and participation in alternative payment models.

Since 2006, federal legislation has provided for an annual Medicare Part B outpatient therapy cap. In years since 2006, CMS has increased the amount of the therapy cap. In addition, legislation was passed that required CMS to implement a broad process for reviewing medically necessary therapy claims, creating an exception to the cap. Legislation has annually extended the Medicare Part B outpatient therapy cap exception process. MACRA further extended the therapy cap exception process until December 31, 2017. This review process has had an adverse effect on the provision and billing of services for patients and can negatively impact therapist productivity. Patients whose stay is not reimbursed by Medicare Part A must seek reimbursement for their therapy under Medicare Part B and are subject to the therapy cap.

In 2006, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (“Medicare Part D”) implemented a major expansion of the Medicare program through the introduction of a prescription drug benefit. Under Medicare Part D, dual-eligible patients have their outpatient prescription drug costs covered by this Medicare benefit, subject to certain limitations. Most of our nursing center patients are dual-eligible patients who qualify for the Medicare drug benefit. Accordingly, Medicaid is no longer a primary payor for the pharmacy services provided to these patients.

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

In February 2012, the Middle Class Tax Relief Act of 2012 was enacted, which provides that certain Medicare Part B therapy services exceeding a threshold of $3,700 would be subject to a pre-payment manual medical review process effective October 1, 2012. The review process for these services continues to be used by CMS. This review process has had an adverse effect on the provision and billing of services for patients and can negatively impact therapist productivity.

In February 2012, Congress passed The Job Creation Act of 2012 (the “Job Creation Act”), which provides for reductions in reimbursement of Medicare bad debts for nursing centers. The Job Creation Act provides for a phase-in of the reduction in the rate of reimbursement for bad debts of patients that are dually eligible for Medicare and Medicaid. The rate of reimbursement for bad debts for these dually eligible patients were reduced from 100% to 88% for cost reporting periods beginning on or after October 1, 2012 and was reduced to 76% for cost reporting periods beginning on or after October 1, 2013, and was reduced to 65% for cost reporting periods beginning on or after October 2, 2014. The rate of reimbursement for bad debts for patients not dually eligible for both Medicare and Medicaid was reduced from 70% to 65%, effective for cost reporting periods beginning on or after October 1, 2012. Approximately 80% of our Medicare bad debt reimbursements incurred at our nursing centers are associated with patients that are dually eligible.

The Budget Control Act of 2011 (as amended by the Taxpayer Relief Act) instituted an automatic 2% reduction on each claim submitted to Medicare beginning April 1, 2013.

Medicaid—Medicaid is a state-administered program financed by state funds and matching federal funds. The program provides for medical assistance to the indigent and certain other eligible persons. Although administered under broad federal regulations, states are given flexibility to construct programs and payment methods consistent with their individual goals. Accordingly, these programs differ in many respects from state to state.

The nursing center division provides Medicaid-covered services consisting of nursing care, room and board, and social services to eligible individuals. In addition, states may at their option cover other services such as physical, occupational, and speech therapies, and pharmaceuticals. Medicaid programs also are subject to statutory and regulatory changes, administrative rulings, interpretations of policy by the state agencies, and certain government funding limitations, all of which may materially increase or decrease the level of program payments to nursing centers operated by the nursing center division. We believe that the payments under many of these programs may not be sufficient on an overall basis to cover the costs of serving certain patients participating in these programs. In addition, many states are experiencing budgetary pressures which have resulted in further reductions to Medicaid payments to our nursing centers.

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

In addition, some states seek to increase the levels of funding contributed by the federal government to their Medicaid programs through a mechanism known as a provider tax. Under these programs, states levy a tax on healthcare providers, which increases the amount of state revenue available to expend on the Medicaid program. This increase in program revenues increases the payment made by the federal government to the state in the form of matching funds. Consequently, the state then has more funds available to support Medicaid rates for providers of Medicaid covered services. However, states may not necessarily use these funds to increase payments to nursing center providers. Provider tax plans are subject to approval by the federal government. Although some of these plans have been approved in the past, we cannot assure you that such plans will be approved by the federal government in the future.

The nursing center division also participates in established upper payment limit programs in Indiana and Texas. These programs provide supplemental Medicaid payments to skilled nursing facilities that are licensed to non-state, government-owned entities such as county hospital districts. The nursing center division has transferred licenses for 19 facilities to three county hospital districts, and retained operational responsibility for the facilities through management agreements with the respective districts. The license transfer and management agreements between the nursing center division and hospital districts are terminable by either party to restore the previous licensed status.

Nongovernment payments—The nursing center division seeks to maximize the number of nongovernment payment residents admitted to our nursing centers, including those covered under private insurance and managed care health plans. Nongovernment payment residents typically have financial resources (including insurance coverage) to pay for their services and do not rely on government programs for support. It is important to our business to establish relationships with commercial insurers, managed care health plans, and other private payors and to maintain our reputation with such payors as a provider of quality patient and resident care. We negotiate contracts with purchasers of group healthcare services, including private employers, commercial insurers, and managed care companies. Most payor organizations attempt to obtain discounts from established charges. We focus on demonstrating to these payors how our services can provide them and their customers with the most viable pricing arrangements in circumstances where they may otherwise be faced with funding treatment at higher rates at other healthcare providers. The importance of obtaining contracts with commercial insurers, managed care health plans and other private payors varies among markets, depending on such factors as the number of commercial payors and their relative market strength. Failure to obtain contracts with certain commercial insurers and managed care health plans or reductions in lengths of stay or payments for our services provided to individuals covered by commercial insurance could have a material adverse effect on our business, financial position, results of operations, and liquidity.

MASTER LEASE AGREEMENTS

At December 31, 2015, we leased from Ventas and its affiliates 38 nursing centers and 38 TC hospitals and under four master lease agreements (as amended, the “Master Lease Agreements”).

Term and Renewals

Each Master Lease Agreement includes land, buildings, structures, and other improvements on the land, easements, and similar appurtenances to the land and improvements, and permanently affixed equipment, machinery, and other fixtures relating to the operation of the leased properties. There are one or more bundles of leased properties under each Master Lease Agreement, with each bundle containing leased nursing centers and/or TC hospitals.

2014 lease expirations

On December 27, 2014, we entered into an agreement with Ventas to transition the operations for the 2014 Expiring Facilities. Each lease terminates when the operation of such nursing center is transferred to a new operator. Through December 31, 2015, we transferred the operations of seven of the 2014 Expiring Facilities and recorded a gain on divestiture of $2 million ($1 million net of income taxes). The lease term for eight of these nursing centers was scheduled to expire on April 30, 2018. The lease term for the ninth of these nursing centers was scheduled to expire on April 30, 2020. At December 31, 2015, we continued to operate the two remaining facilities and will continue to do so until the operations are transferred. For accounting purposes, the 2014 Expiring Facilities qualified as assets held for sale, and we reflected the operating results reported as discontinued operations in the accompanying consolidated statement of operations for all historical periods. Under the terms of the agreement to transition operations of the 2014 Expiring Facilities, we incurred a $40 million termination fee in exchange for the early termination of the leases, which was paid to Ventas in January 2015. The early termination fee was accrued as rent expense in discontinued operations in 2014.

Renewals

Following the exit of the two remaining 2014 Expiring Facilities, we will lease 36 nursing centers and 38 TC hospitals from Ventas within eight separate renewal bundles. Each bundle may be renewed for at least one five-year renewal term, provided notice of renewal is provided between 12 and 18 months prior to the expiration of the lease term. The following chart sets forth the remaining lease renewals under the Master Lease Agreements:

				Facility renewals
Master Lease	Renewal bundle name	Expiration date	Renewal date	Nursing centers	TC hospitals
1	3	April 30, 2018	October 31, 2016 – April 29, 2017	4	1
1	8	April 30, 2020	October 31, 2018 – April 29, 2019	7	2
2	1	April 30, 2018	October 31, 2016 – April 29, 2017	3	3
2	4	April 30, 2020	October 31, 2018 – April 29, 2019	7	1
4	1	April 30, 2018	October 31, 2016 – April 29, 2017	4	2
5	1	April 30, 2023	October 31, 2021 – April 29, 2022	–	10
5	2	April 30, 2025	October 31, 2023 – April 29, 2024	–	19
5	3	April 30, 2025	October 31, 2023 – April 29, 2024	11	–

Conditions to effectiveness of renewals

We may not extend the Master Lease Agreements beyond any previously exercised renewal term if, at the time we seek such extension and at the time such extension takes effect: (1) an event of default has occurred and is continuing or (2) a Medicare/Medicaid event of default and/or a licensed bed event of default has occurred and is continuing with respect to one, two, or three leased properties depending on the number of leased properties under a particular Master Lease Agreement. The renewal term of each Master Lease Agreement is subject to termination upon default by us and certain other conditions described in the Master Lease Agreements.

Rent appraisal process and our right to revoke such renewals

Under the Master Lease Agreements, if we provide Ventas with notice that we intend to renew one or more renewal bundles following the initial renewal term, Ventas may then initiate an appraisal process to establish a new fair market rental (as defined in the Master Lease Agreements) (“FMR”) for any or all of the bundles being renewed.

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

Rental Amounts and Escalators

Each Master Lease Agreement is commonly known as a triple-net lease or an absolute-net lease. Accordingly, in addition to rent, we are required to pay the following: (1) all insurance required in connection with the leased properties and the business conducted on the leased properties, (2) certain taxes levied on or with respect to the leased properties (other than taxes on the income of Ventas), and (3) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties.

We paid rents to Ventas (including amounts classified within discontinued operations) approximating $172 million for the year ended December 31, 2015, $192 million for the year ended December 31, 2014 and $248 million for the year ended December 31, 2013.

Each Master Lease Agreement provides for rent escalations each May 1. All annual rent escalators are payable in cash. The contingent annual rent escalator is 2.7% for Master Lease Agreements Nos. 1 and 4. The contingent annual rent escalator for Master Lease Agreement No. 2 is based upon the Consumer Price Index with a floor of 2.25% and a ceiling of 4%. The contingent annual rent escalator for Master Lease Agreement No. 5 is based upon annual increases in the Consumer Price Index, subject to a ceiling of 4%. In 2015, the contingent annual rent escalator for Master Lease Agreement No. 2 was 2.25% and for Master Lease Agreement No. 5 was 0.00%.

Restrictive Covenants under Master Lease No. 5

Pursuant to the provisions of Master Lease No. 5, we may not (1) develop any additional TC hospitals within a ten-mile radius of each of the TC hospitals subject to Master Lease No. 5, (2) develop any additional nursing centers within a five-mile radius of each of the nursing centers subject to Master Lease No. 5, or (3) increase the number of licensed beds at TC hospitals or nursing centers that are within the restricted areas and not leased to us by Ventas under Master Lease No. 5. We are not restricted, however, from acquiring or operating TC hospitals or nursing centers within (or outside of) the restricted areas.

Remedies for an Event of Default

The Master Lease Agreements contain several restrictions and covenants related to our operation of the facilities subject to the Master Lease Agreements. Upon an event of default under one of the Master Lease Agreements, Ventas may, at its option, exercise the following remedies:

(1)after not less than ten days notice to us, terminate the Master Lease Agreement to which such event of default relates, repossess any leased property, relet any leased property to a third party, and require that we pay Ventas, as liquidated damages, the net present value of the rent for the balance of the term, discounted at the prime rate,

(2)without terminating the Master Lease Agreement to which such event of default relates, repossess the leased property and relet the leased property with us remaining liable under such Master Lease Agreement for all obligations to be performed by us thereunder, including the difference, if any, between the rent under such Master Lease Agreement and the rent payable as a result of the reletting of the leased property, and

(3)seek any and all other rights and remedies available under law or in equity.

In addition to the remedies noted above, under the Master Lease Agreements, in the case of a facility-specific event of default, Ventas may terminate a Master Lease Agreement as to the leased property to which the event of default relates, and may, but need not, terminate the entire Master Lease Agreement. Each of the Master Lease Agreements also includes special rules relative to Medicare/Medicaid events of default and a licensed bed event of default.

ADDITIONAL INFORMATION

Employees

As of December 31, 2015, we had approximately 53,600 full-time and 48,400 part-time and per diem employees. We had approximately 2,900 unionized employees at 25 of our facilities as of December 31, 2015.

The market for qualified nurses, therapists, physicians, clinical associates, home health and hospice employees, and other healthcare professionals is highly competitive. We, like other healthcare providers, have experienced difficulties in attracting and retaining qualified personnel such as nurses, certified nurse’s assistants, nurse’s aides, therapists, home health and hospice employees and other providers of healthcare services. Our hospitals and nursing centers are particularly dependent on nurses for patient care. Our Kindred at Home and Kindred Rehabilitation Services divisions continue to seek qualified home health and hospice employees and therapists, respectively, to fill open positions. The difficulty we have experienced in hiring and retaining qualified personnel has increased our average wage rates and may force us to increase our use of contract personnel. We expect to continue to experience increases in our labor costs primarily due to higher wages and greater benefits required to attract and retain qualified healthcare personnel. Salaries, wages, and benefits were approximately 64% of our consolidated revenues for the year ended December 31, 2015. Our ability to manage labor costs will significantly affect our future operating results.

Professional and General Liability Insurance

We insure a substantial portion of our professional and general liability risks primarily through our wholly owned limited purpose insurance subsidiary, Cornerstone Insurance Company (“Cornerstone”). Cornerstone covers losses up to specified limits per occurrence. On a per claim basis, coverage for losses in excess of those covered by Cornerstone are maintained through unaffiliated commercial reinsurance carriers. Cornerstone insures all claims in all states up to a per occurrence limit without the benefit of any aggregate stop loss limit.

We believe that our insurance is adequate in amount and coverage. There can be no assurance that in the future such insurance will be available at a reasonable price or that we will be able to maintain adequate levels of professional and general liability insurance coverage.

Where You Can Find More Information

We file annual, quarterly, and current reports, proxy statements, and other information with the SEC under the Exchange Act.

Our filings with the SEC are available to the public free of charge on the SEC website at www.sec.gov, which contains reports, proxy, and information statements and other information. You also may read or obtain copies of this information in person or by mail from the SEC’s Public Reference Room, 100 F Street, NE, Room 1580, Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the Public Reference Room.

Our filings with the SEC, including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments thereto, are available free of charge on our website, through a link to the SEC’s website, as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. Our website is www.kindredhealthcare.com. Information made available on our website is not a part of this document.

Item 1A.	Risk Factors

You should carefully consider all the risks described below, together with all of the information included in this Annual Report on Form 10-K, in evaluating us and our Common Stock. To facilitate your consideration of all of the risks described below, these risks are organized under headings and subheadings for your convenience. If any of the risks described in this Annual Report on Form 10-K were to occur, it could have a material adverse effect on our business, financial position, results of operations, liquidity, and stock price.

Risks Relating to Reimbursement and Regulation of Our Business

Healthcare reform has initiated significant changes to the United States healthcare system.

Various healthcare reform provisions became law upon enactment of the ACA. The reforms contained in the ACA have impacted each of our businesses in some manner. Several of the reforms are very significant and could ultimately change the nature of our services, the methods of payment for our services, and the underlying regulatory environment. The reforms include the possible modifications to the conditions of qualification for payment, bundling payments to cover both acute and post-acute care, and the imposition of enrollment limitations on new providers. The ACA also provides for: (1) reductions to the annual market basket payment updates for LTAC hospitals, IRFs, home health agencies, and hospice providers, which could result in lower reimbursement than in preceding years; (2) additional annual “productivity adjustment” reductions to the annual market basket payment update as determined by CMS for LTAC hospitals, IRFs, and nursing centers (beginning in federal fiscal year 2012), home health agencies (beginning in federal fiscal year 2015), and hospice providers (beginning in federal fiscal year 2013); (3) new transparency, reporting, and certification requirements for nursing centers, including disclosures regarding organizational structure, officers, directors, trustees, managing employees, and financial, clinical, and other related data; (4) a quality reporting system for hospitals (including LTAC hospitals and IRFs) beginning in federal fiscal year 2014; and (5) reductions in Medicare payments to hospitals (including LTAC hospitals and IRFs) beginning in federal fiscal year 2014 for failure to meet certain quality reporting standards or to comply with standards in new value-based purchasing demonstration project programs.

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

In addition, a primary goal of healthcare reform is to reduce costs, which includes reductions in the reimbursement paid to us and other healthcare providers. Moreover, healthcare reform could negatively impact insurance companies, other third-party payors, our customers, as well as other healthcare providers, which may in turn negatively impact our business. As such, healthcare reforms and changes resulting from the ACA, as well as other similar healthcare reforms, could have a material adverse effect on our business, financial position, results of operations, and liquidity.

The implementation of new patient criteria for LTAC hospitals under the LTAC Legislation will reduce the population of patients eligible for our hospital services and change the basis upon which we are paid for nonqualifying patients, which could adversely affect our revenues and profitability.

Currently, Medicare payments to LTAC hospitals are based upon LTAC PPS. LTAC PPS maintains LTAC hospitals as a distinct provider type, separate from short-term acute care hospitals. Only providers certified as LTAC hospitals may be paid under this system. CMS regulations classify LTAC hospital patients into MS-LTC-DRGs. LTAC PPS is based upon discharged-based MS-LTC-DRGs, similar to IPPS.

As part of the SGR Reform Act, Congress adopted the LTAC Legislation. The LTAC Legislation creates new Medicare criteria and payment rules for LTAC hospitals. Under the new criteria, LTAC hospitals treating patients with at least a three-day prior stay in an acute care hospital intensive care unit and patients on prolonged mechanical ventilation admitted from an acute care hospital will continue to receive payment under LTAC PPS. Other patients will continue to have access to LTAC care, whether they are admitted to LTAC hospitals from acute care hospitals or directly from other settings or the community, and in such cases, LTAC hospitals will be paid at a “site-neutral” rate for these patients, based on the lesser of per diem Medicare rates paid for patients with the same diagnoses under IPPS or an estimate of cost. It is our expectation that the majority of these site-neutral payments will be materially less than the payments provided under LTAC PPS.

The effective date of the new patient criteria is October 1, 2015, tied to each LTAC hospital’s cost reporting period, followed by a two-year phase-in period. During the phase-in period, payment for patients receiving the site neutral rate will be based 50% on the current LTAC PPS and 50% on the new site neutral rate. All of our TC hospitals (which are certified as LTAC hospitals under the Medicare program) have a cost reporting period starting on September 1 of each year, and thus the phase-in of new patient criteria will not begin for our TC hospitals until September 1, 2016, and full implementation of the new criteria will not occur until September 1, 2018.

We continue to analyze Medicare and internal data to estimate the number of our Medicare cases that would, on a static retrospective basis, be paid a full MS-LTC-DRG payment under LTAC PPS upon implementation of new patient criteria versus receiving a site neutral rate. At present, prior to the implementation of new patient criteria, approximately 70% of our Medicare LTAC cases are paid a full MS-LTC-DRG payment under LTAC PPS, with the remaining approximately 30% paid under the short-stay or very short-stay outlier payment process. At this time, and based primarily on 2013 data provided in the proposed regulations issued by CMS on April 17, 2015, we estimate a 30 percentage point shift in payment category for Medicare LTAC cases once the new patient criteria is fully phased in, resulting in, on a static prospective basis, an estimated 40% of our Medicare LTAC cases qualifying for the full MS-LTC-DRG payment under LTAC PPS, and the remaining estimated 60% of our Medicare LTAC cases instead qualifying for either the site neutral rate or payment under the short-stay outlier payment process. These percentages do not reflect the significant efforts and actions we are and will be undertaking to expand our LTAC patient population and adapt our facility operations, business plans, programs, and other initiatives to reduce and otherwise mitigate the financial and other impacts of the LTAC Legislation and new patient criteria.

The additional patient criteria imposed by LTAC Legislation will reduce the population of patients eligible for our hospital services and change the basis upon which we are paid for other patients. In addition, the LTAC Legislation will be subject to additional governmental regulations and the interpretation and enforcement of those regulations. It is important to note that the LTAC Legislation, the implementation of new patient criteria, changes in referral patterns, and other associated elements could have a material adverse effect on our business, financial position, results of operations, and liquidity.

Changes in the reimbursement rates or methods or timing of payment from third-party payors, including the Medicare and Medicaid programs, or the implementation of other measures to reduce reimbursement for our services and products could result in a substantial reduction in our revenues and operating margins.

We depend on reimbursement from third-party payors, including the Medicare and Medicaid programs, for a substantial portion of our revenues. For the year ended December 31, 2015, we derived approximately 61% of our total revenues (before eliminations) from the Medicare and Medicaid programs and the balance from other third-party payors, such as commercial insurance companies, health maintenance organizations, preferred provider organizations, and contracted providers. The percentage of our revenues derived from the Medicare and Medicaid programs has increased following the Gentiva Merger. The Medicare and Medicaid programs are highly regulated and subject to frequent and substantial changes. See “Part I—Item 1—Business—Governmental Regulation.”

Congress continues to discuss deficit reduction measures, leading to a high degree of uncertainty regarding potential reforms to governmental healthcare programs, including Medicare and Medicaid. These discussions, along with other continuing efforts to reform governmental healthcare programs, both as part of the ACA and otherwise, could result in major changes in the healthcare delivery and reimbursement systems on both the national and state levels. Potential reforms include changes directly impacting the government and private reimbursement systems for each of our businesses. Reforms or other changes to the payment systems, including modifications to the conditions of qualification for payment, the imposition of enrollment limitations on new providers, or bundling payments to cover acute and post-acute care or services provided to dually eligible Medicare and Medicaid patients may be proposed or could be adopted by Congress or CMS in the future. The Budget Control Act of 2011 (as amended by the Taxpayer Relief Act) instituted an automatic 2% reduction on each claim submitted to Medicare beginning April 1, 2013.

On August 1, 2012, CMS issued final rules which, among other things, reduced Medicare reimbursement to our TC hospitals in 2013 and beyond by imposing a budget neutrality adjustment and modifying the short-stay outlier rules. Effective December 29, 2012, the 2012 CMS Rules began a three-year phase-in of a 3.75% budget neutrality adjustment, which reduced LTAC hospital rates by approximately 1.3% in each of 2013, 2014, and 2015.

On November 22, 2013, CMS issued final regulations regarding Medicare payment rates for home health agencies effective January 1, 2014. These final regulations implement a net 1.05% reduction consisting of a 2.3% market basket inflation increase, less (1) a 0.62% ICD-9 grouper refinement, and (2) a 2.73% rebasing adjustment mandated under the ACA. Rebasing the rates includes adjustments to the 60-day episode and per visit payment rates, the nonroutine medical supply conversion factor, and low utilization payment factors. The rebasing adjustment mandated under the ACA is expected to reduce payment rates by approximately 2.8% to our home health agencies over four years, beginning January 1, 2014.

Weak economic conditions also could adversely affect the budgets of individual states and of the federal government. This could result in attempts to reduce or eliminate payments for federal and state healthcare programs, including Medicare and Medicaid, and could result in an increase in taxes and assessments on our activities. In addition, private third-party payors are continuing their efforts to control healthcare costs through direct contracts with healthcare providers, increased utilization review, and greater enrollment in managed care programs and preferred provider organizations. These private payors increasingly are demanding discounted fee structures and are requesting that healthcare providers assume more financial risk.

Though we cannot predict what reform proposals will be adopted or finally implemented, healthcare reform and regulations may have a material adverse effect on our business, financial position, results of operations, and liquidity through, among other things, decreasing funds available for our services or increasing operating costs. We could be affected adversely by the continuing efforts of governmental, private third-party payors, and conveners to contain healthcare costs. We cannot assure you that reimbursement payments under governmental and private third-party payor programs, including Medicare supplemental insurance policies, will remain at levels comparable to present levels or will be sufficient to cover the costs allocable to patients eligible for reimbursement pursuant to these programs. Future changes in third-party payor reimbursement rates or methods, including the Medicare and Medicaid programs, or the implementation of other measures to reduce reimbursement for our services and products could result in a material reduction in our revenues. Our operating margins continue to be under pressure because of reduced Medicare reimbursement, deterioration in pricing flexibility, changes in payor mix, changes in length of stay, and growth in operating expenses in excess of increases in payments by third-party payors. In addition, as a result of competitive pressures, our ability to maintain operating margins through price increases to private patients or commercial payors remains limited. These results could have a material adverse effect on our business, financial position, results of operations, and liquidity.

We conduct business in a heavily regulated industry, and changes in regulations, the enforcement of these regulations, or violations of regulations may result in increased costs or sanctions that reduce our revenues and profitability.

In the ordinary course of our business, we are regularly subject to inquiries and audits by federal and state agencies that oversee applicable healthcare program participation and payment regulations. We also are subject to government investigations. We believe that the regulatory environment surrounding most segments of the healthcare industry will remain intense.

The extensive federal, state, and local regulations affecting the healthcare industry include, but are not limited to, regulations relating to licensure, billing, conduct of operations, ownership of facilities, addition of facilities, allowable costs, services and prices for services, facility staffing requirements, qualifications and licensure of staff, environmental and occupational health and safety, and the confidentiality and security of health-related information. In particular, various laws, including the Anti-Kickback Statute, anti-fraud, and anti-abuse amendments codified under the Social Security Act, prohibit certain business practices and relationships that might affect the provision and cost of healthcare services reimbursable under Medicare and Medicaid, including the payment or receipt of remuneration for the referral of patients whose care will be paid by Medicare or other governmental programs. Sanctions for violating the anti-kickback, anti-fraud, and anti-abuse amendments under the Social Security Act include criminal penalties, civil sanctions, fines, and possible exclusion from government programs such as Medicare and Medicaid. For additional information regarding our regulatory environment, see “Part I—Item 1—Business—Governmental Regulation.”

Federal and state governments continue to pursue intensive enforcement policies resulting in a significant number of investigations, inspections, audits, citations of regulatory deficiencies, and other regulatory sanctions including demands for refund of overpayments, terminations from the Medicare and Medicaid programs, bans on Medicare and Medicaid payments for new admissions, and civil monetary penalties or criminal penalties. Audits under the CMS RAC program and other federal and state audits evaluating the medical necessity of services provided are expected to further intensify the regulatory environment surrounding the healthcare industry as third-party firms engaged by CMS and others commence extensive reviews of claims data and medical and other records to identify improper payments to healthcare providers under the Medicare and Medicaid programs. If we fail to comply with the extensive laws, regulations, and prohibitions applicable to our businesses, we could become ineligible to receive government program reimbursement, suffer civil or criminal penalties, or be required to make significant changes to our operations. In addition, we could be forced to expend considerable resources responding to investigations, audits, or other enforcement actions related to these laws, regulations, or prohibitions. Furthermore, should we lose the licenses for one or more of our facilities as a result of regulatory action or otherwise, we could be in default under our Master Lease Agreements, the Credit Facilities, and the indentures governing our outstanding notes. Failure of our staff to satisfy applicable licensure requirements, or of our hospitals, IRFs, nursing centers, rehabilitation operations, and home health and hospice operations, to satisfy applicable licensure and certification requirements could have a material adverse effect on our business, financial position, results of operations, and liquidity.

We are unable to predict the future course of federal, state, and local regulation or legislation, including Medicare and Medicaid statutes and regulations, or the intensity of federal and state enforcement actions. Changes in the regulatory framework, including those associated with healthcare reform, and sanctions from various enforcement actions could have a material adverse effect on our business, financial position, results of operations, and liquidity.

We face and are currently subject to reviews, audits, and investigations under our contracts with federal and state government agencies and other payors, and these reviews, audits, and investigations could have adverse findings that may negatively impact our business.

As a result of our participation in the Medicare and Medicaid programs, we face and are currently subject to various governmental reviews, audits, and investigations to verify our compliance with these programs and applicable laws and regulations. An increasing level of governmental and private resources are being devoted to the investigation of allegations of fraud and abuse in the Medicare and Medicaid programs, and federal and state regulatory authorities are taking an increasingly strict view of the requirements imposed on healthcare providers by the Social Security Act, the Medicare and Medicaid programs, and other applicable laws. We are routinely subject to audits under various government programs, including the RAC program, in which third-party firms engaged by CMS conduct extensive reviews of claims data and medical and other records to identify potential improper payments to healthcare providers under the Medicare program.

In addition, we, like other healthcare providers, are subject to ongoing investigations by the OIG, the DOJ, and state attorneys general into the billing of services provided to Medicare and Medicaid patients, including whether such services were properly documented and billed, whether services provided were medically necessary, and general compliance with conditions of participation in the Medicare and Medicaid programs. Private pay sources such as third-party insurance and managed care entities also often reserve the right to conduct audits. Our costs to respond to and defend any such reviews, audits, and investigations are significant and are likely to increase in the current enforcement environment.

These audits and investigations may require us to refund or retroactively adjust amounts that have been paid under the relevant government program or from other payors. Further, an adverse review, audit, or investigation also could result in other adverse consequences, particularly if the underlying conduct is found to be pervasive or systemic. These consequences include: (1) state or federal agencies imposing significant fines, penalties, and other sanctions on us; (2) loss of our right to participate in the Medicare or Medicaid programs or one or more third-party payor networks; (3) indemnity claims asserted by customers and others for which we provide services; and (4) damage to our reputation in various markets, which could adversely affect our ability to attract patients, residents, and employees. If they were to occur, these consequences could have a material adverse effect on our business, financial position, results of operations, and liquidity.

Significant legal actions could subject us to increased operating costs and substantial uninsured liabilities, which could materially and adversely affect our business, financial position, results of operations, and liquidity.

We incur significant costs to investigate and defend against a variety of claims, including professional liability, wage and hour, and minimum staffing claims. In addition to large compensatory claims, plaintiffs’ attorneys are increasingly seeking, and have sometimes been successful in obtaining, significant fines, punitive damages, and attorneys’ fees. Furthermore, there are continuing efforts to limit the ability of healthcare providers to utilize arbitration as a process to resolve these claims. As a result of these factors, our defense costs and potential liability exposure are significant, unpredictable, and likely to increase.

We also are subject to lawsuits under the FCA and comparable state laws for submitting fraudulent bills for services to the Medicare and Medicaid programs and other federal and state healthcare programs. These lawsuits, which may be initiated by “whistleblowers,” can involve significant monetary damages, fines, attorneys’ fees, and the award of bounties to private qui tam plaintiffs who successfully bring these suits and to the government programs. We also are subject to indemnity claims under contracts with our Kindred Rehabilitation Services division customers relating to the provision of our services.

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

We insure a substantial portion of our professional liability risks primarily through our limited purpose insurance subsidiary. Provisions for loss for our professional liability risks are based upon management’s best available information including actuarially determined estimates. The allowance for professional liability risks includes an estimate of the expected cost to settle reported claims and an amount, based upon past experiences, for losses incurred but not reported. These amounts are necessarily based upon estimates and, while management believes that the provision for loss is adequate, the ultimate liability may be in excess of, or less than, the amounts recorded. Changes in the number of professional liability claims and the cost to settle these claims significantly impact the allowance for professional liability risks. A relatively small variance between our estimated and actual number of claims or average cost per claim could have a material impact, either favorable or unfavorable, on the adequacy of the allowance for professional liability risks. Differences between the ultimate claims costs and our historical provisions for loss and actuarial assumptions and estimates could have a material adverse effect on our business, financial position, results of operations, and liquidity. See note 21 of the notes to consolidated financial statements for a description of pending legal proceedings, governmental reviews, audits, and investigations to which we are subject.

We are subject to extensive and complex federal and state government laws and regulations that govern and restrict our relationships with physicians and other referral sources.

The Anti-Kickback Statute, the Stark Law, the FCA, and similar state laws materially restrict our relationships with physicians and other referral sources. We have a variety of financial relationships with physicians and others who either refer or influence the referral of patients to our healthcare facilities, and these laws govern those relationships. The OIG has enacted safe harbor regulations that outline practices deemed protected from prosecution under the Anti-Kickback Statute. While we endeavor to comply with the safe harbors, most of our current arrangements, including with physicians and other referral sources, may not qualify for safe harbor protection. Failure to qualify for a safe harbor does not mean the arrangement necessarily violates the Anti-Kickback Statute, but may subject the arrangement to greater scrutiny. However, we cannot offer assurance that practices outside of a safe harbor will not be found to violate the Anti-Kickback Statute. Allegations of violations of the Anti-Kickback Statute may be brought under federal civil monetary penalty laws, which require a lower burden of proof than other fraud and abuse laws, including the Anti-Kickback Statute.

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

If we fail to comply with the Anti-Kickback Statute, the Stark Law, the FCA, or other applicable laws and regulations, we could be subject to liabilities, including civil penalties (including the loss of our licenses to operate one or more facilities or healthcare activities), exclusion of one or more facilities or healthcare activities from participation in the Medicare, Medicaid, and other federal and state healthcare programs and, for violations of certain laws, regulations, and criminal penalties.

We do not always have the benefit of significant regulatory or judicial interpretation of these laws and regulations. In the future, different interpretations or enforcement of these laws and regulations could subject our current or past practices to allegations of impropriety or illegality or could require us to make changes in our facilities, equipment, personnel, services, capital expenditure programs, and operating expenses. A determination that we have violated these laws, or the public announcement that we are being investigated for possible violations of these laws, could have a material adverse effect on our business, financial position, results of operations, and liquidity, and our business reputation could suffer significantly. In addition, other legislation or regulations at the federal or state level may be adopted that adversely affect our business.

Future cost containment initiatives undertaken by third-party payors and third-party conveners may limit our revenues and profitability.

Initiatives undertaken by major insurers and managed care companies to contain healthcare costs or to respond to healthcare reform could affect the profitability of our services. These payors attempt to control healthcare costs by contracting with providers of healthcare to obtain services on a discounted basis. We believe that this trend will continue and intensify and may further limit reimbursements for healthcare services. If insurers or managed care companies from whom we receive substantial payments reduce the amounts they pay for services or limit access to our services, our profit margins may decline, or we may lose patients if we choose not to renew our contracts with these insurers at lower rates. These results could have a material adverse effect on our business, financial position, results of operations, and liquidity.

In addition, certain third parties, known as conveners, offer patient placement and care transition services to managed care companies, Medicare Advantage plans, bundled payment participants, accountable care organizations, and other healthcare providers as part of an effort to manage PAC utilization and associated costs. Thus, conveners influence patient decision on which PAC setting to choose, as well as how long to remain in a particular PAC facility. Given their focus on perceived financial savings, conveners customarily suggest that patients avoid higher cost PAC settings altogether or move as soon as practicable to lower cost PAC settings. However, conveners are not healthcare providers and may suggest a PAC setting or duration of care that may not be appropriate from a clinical perspective. Conveners may suggest that patients select alternate care settings to our TC hospitals, IRFs, nursing centers or home health and hospice locations or otherwise suggest shorter lengths of stay in such settings. Because LTAC hospitals are the highest cost PAC setting due to the intensity of services provided to patients in these facilities, we believe that our TC hospitals are the most likely to be adversely affected by the activities of these third-party conveners. Efforts by conveners to avoid our care settings or suggest shorter lengths of stay in our care settings could have a material adverse effect on our business, financial position, results of operations, and liquidity.

Further consolidation of managed care organizations and other third-party payors may adversely affect our profits.

Managed care organizations and other third-party payors have continued to consolidate in order to enhance their ability to influence the delivery and cost structure of healthcare services. Consequently, the healthcare needs of a large percentage of the United States population are increasingly served by a smaller number of managed care organizations. These organizations generally enter into service agreements with a limited number of providers for needed services. In addition, third-party payors, including managed care payors, increasingly are demanding discounted fee structures. To the extent that these organizations terminate us as a preferred provider, engage our competitors as a preferred or exclusive provider, demand discounted fee structures, or seek our assumption of all or a portion of the financial risk through a prepaid capitation arrangement, our business, financial position, results of operations, and liquidity could be materially and adversely affected.

If our TC hospitals fail to maintain their certification as LTAC hospitals, our revenues and profitability could decline.

If our TC hospitals, satellite TC facilities, or HIHs fail to meet or maintain the standards for certification as LTAC hospitals, such as average minimum length of patient stay, they will receive payments under IPPS rather than payment under the system applicable to LTAC hospitals. Payments at rates applicable to general acute care hospitals would result in our TC hospitals receiving less Medicare reimbursement than they currently receive for patient services, and our profitability would decline. To maintain certification under LTAC PPS, the average length of stay of Medicare patients must be greater than 25 days. Medicare Advantage patients are included with Medicare fee-for-service patients in order to determine compliance with the 25 day average length of stay requirements. Under the LTAC Legislation, the Medicare 25-day average length of stay rule will remain in effect for patients paid for under the new Medicare LTAC payment system. However, for cost reporting periods beginning on or after October 1, 2015, the 25-

day average length of stay requirement will not apply to patients receiving the site neutral rate or to Medicare Advantage patients treated in LTAC hospitals with the exception of those LTAC hospitals certified after December 10, 2013, which applies to one of our hospitals.

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

The failure of one or more of our TC hospitals to maintain its Medicare certification as a LTAC hospital could have a material adverse effect on our business, financial position, results of operations, and liquidity.

Expiration of the moratorium imposed on certain federal regulations otherwise applicable to LTAC hospitals, including HIHs and satellite hospitals, could have an adverse effect on our future revenues and profitability.

CMS has regulations governing payments to a LTAC hospital that is co-located with another hospital, such as a HIH. The rules generally limit Medicare payments to the HIH if the Medicare admissions to the HIH from its co-located hospital exceed 25% of the total Medicare discharges for the HIH’s cost reporting period, known as the 25 Percent Rule. There are limited exceptions for admissions from rural hospitals, urban single hospitals, and MSA Dominant hospitals. Patients transferred after they have reached the short-term acute care outlier payment status are not counted toward the admission threshold. Patients admitted prior to meeting the admission threshold, as well as Medicare patients admitted from a non co-located hospital, are eligible for the full payment under LTAC PPS. If the HIH’s admissions from the co-located hospital exceed the limit in a cost reporting period, Medicare will pay the lesser of: (1) the amount payable under LTAC PPS; or (2) the amount payable under IPPS, which likely will reduce our revenues for such admissions. At December 31, 2015, we operated 18 HIHs with 715 licensed beds.

In 2007, CMS issued the 2007 Final Rule, which expanded the policy known as the 25 Percent Rule to all LTAC hospitals, regardless of whether they are a HIH. Under the 2007 Final Rule, all LTAC hospitals were to be paid LTAC PPS rates for admissions from a single referral source up to 25% of aggregate Medicare admissions. Patients reaching high cost outlier status in the short-term hospital were not to be counted when computing the 25% limit. Admissions beyond the 25% threshold were to be paid at a lower amount based upon IPPS rates.

Since 2007, various legislative enactments have created moratoriums on the expansion of the 25 Percent Rule to freestanding LTAC hospitals. The LTAC Legislation extends the moratorium on the expansion of the 25 Percent Rule to LTAC hospitals certified prior to October 1, 2004 for four years. LTAC hospitals certified after October 1, 2004 continue to be ineligible for relief from the 25 Percent Rule. Freestanding LTAC hospitals will not be subject to the 25 Percent Rule payment adjustment until cost reporting periods beginning on or after July 1, 2016. In addition, for cost reporting periods beginning before October 1, 2016: (1) LTAC hospitals may admit up to 50% of their patients from a co-located hospital and still be paid according to LTAC PPS; and (2) LTAC hospitals that are co-located with an urban single hospital or a MSA Dominant hospital may admit up to 75% of their patients from such urban single or MSA Dominant hospital and still be paid according to LTAC PPS. The LTAC Legislation further provides that co-located LTAC hospitals certified on or before September 30, 1995 are exempt from the provisions of the 25 Percent Rule. The Secretary of HHS has issued a report to Congress indicating that it will continue to consider whether to further modify or extend the 25 Percent Rule.

Since these rules are complex and are based upon the volume of Medicare admissions and the source of those admissions, we cannot predict with any certainty the impact on our future revenues or operations from these regulations. If the 25 Percent Rule ultimately is fully implemented, it could have a material adverse effect on our business, financial position, results of operations, and liquidity.

The moratorium on the Medicare certification of new LTAC hospitals and beds in existing LTAC hospitals limits our ability to increase LTAC hospital bed capacity, expand into new areas, or increase services in existing areas we serve.

The LTAC Legislation, as amended by PAMA, imposes a moratorium from April 1, 2014 through September 30, 2017 on the establishment and classification of new LTAC hospitals, LTAC satellite facilities, and LTAC beds in existing LTAC hospitals or satellite hospitals, subject to certain exceptions. This moratorium limits our ability to increase LTAC bed capacity, expand into new areas, or increase bed capacity in existing markets that we serve.

Healthcare reform and other regulations could adversely affect the liquidity of our customers, which could have an adverse effect on their ability to make timely payments to us for our products and services.

The ACA and other laws and regulations that limit or restrict Medicare and Medicaid payments to our customers could adversely impact the liquidity of our customers, resulting in their inability to pay us, or to timely pay us, for our products and services. In addition, if our customers fail to comply with applicable laws and regulations they could be subject to possible sanctions, including loss of licensure or eligibility to participate in reimbursement programs, as well as civil and criminal penalties. These developments could have a material adverse effect on our business, financial position, results of operations, and liquidity.

If we do not manage admissions in the IRFs that we operate or manage in compliance with a 60% threshold, reimbursement for services rendered by us in these facilities will be based upon less favorable rates.

IRFs are subject to a requirement that 60% or more of the patients admitted to the facilities have one or more of 13 specific conditions in order to qualify for IRF PPS. If that compliance threshold is not maintained, the IRF will be reimbursed at IPPS applicable to acute care hospitals. That may lead to reduced revenue in the IRFs that we operate or manage and also may lead customers of IRFs to attempt to renegotiate the terms of their contracts or terminate their contracts, in either case adversely affecting our projected revenues and profitability.

If we are found to have violated laws protecting the confidentiality of patient health information, we could be subject to civil or criminal penalties, which could increase our liabilities and harm our reputation or our business.

There are a number of federal and state laws protecting the confidentiality of certain patient health information, including patient records, and restricting the use and disclosure of that protected information. In particular, the privacy and security rules under HIPAA protect medical records and other personal health information by limiting their use and disclosure, giving individuals the right to access, amend, and seek accounting of their own health information and limiting most uses and disclosures of health information to the minimum amount reasonably necessary to accomplish the intended purpose. If we are found to be in violation of the privacy or security rules under HIPAA or other federal or state laws protecting the confidentiality of patient health information, we could be subject to sanctions and civil or criminal penalties, which could increase our liabilities, harm our reputation, and have a material adverse effect on our business, financial position, results of operations, and liquidity.

Approximately 18% of our hospice revenues are derived from patients who reside in skilled nursing facilities. Changes in the laws and regulations regarding payments for hospice services and “room and board” provided to hospice patients residing in skilled nursing facilities could reduce our net patient service revenue and profitability.

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

Our ability to benefit from participation in established upper payment limit programs may be materially and adversely affected if these programs or the underlying management agreements are terminated.

The nursing center division participates in established upper payment limit programs in Indiana and Texas. These programs provide supplemental Medicaid payments to skilled nursing facilities that are licensed to non-state, government-owned entities such as county hospital districts. The nursing center division has transferred licenses for 19 facilities to three county hospital districts, and retained operational responsibility for the facilities through management agreements with the respective districts. The license transfer and management agreements between the nursing center division and hospital districts are terminable by either party to restore the previous licensed status. If our management agreements are terminated or if these programs are terminated, we will not be able to participate in the upper limit payment programs with respect to those facilities, which could have a material adverse affect on our business, financial position, results of operations, and liquidity.

Risks Relating to Our Indebtedness

Our indebtedness could adversely affect our cash flow and prevent us from fulfilling our obligations.

We have a substantial amount of indebtedness. As of December 31, 2015, we had total indebtedness of approximately $3.2 billion in addition to the availability of approximately $575 million under the ABL Facility (subject to a borrowing base and after giving effect to approximately $62 million of letters of credit outstanding on December 31, 2015). The Gentiva Merger and the Centerre Acquisition significantly increased our aggregate indebtedness. As of December 31, 2015, we had:

•	$1.29 billion of senior secured indebtedness under the Credit Facilities, which included approximately $109 million related to the ABL Facility;
•	$750 million of senior unsecured indebtedness under the Notes due 2020;
•	$500 million of senior unsecured indebtedness under the Notes due 2022;
•	$600 million of senior unsecured indebtedness under the Notes due 2023;

•	$24 million of Mandatory Redeemable Preferred Stock as part of the Units; and
•

subject to our compliance with certain covenants and other conditions, we have the option to incur certain additional secured indebtedness and/or additional unsecured indebtedness which would rank pari passu with the outstanding senior unsecured notes.

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
•

require us to dedicate a substantial portion of our cash flow from operations to make payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions, dividends, and other general corporate purposes;

•	limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions, dividends, and other general corporate purposes;
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

The terms of the Credit Facilities and the indentures governing our outstanding notes include a number of restrictive covenants that impose significant operating and financial restrictions on us and our restricted subsidiaries, including restrictions on our and our restricted subsidiaries’ ability to, among other things:

•	incur additional indebtedness;
•	create liens;
•	consolidate or merge;
•	sell assets, including capital stock of our subsidiaries;
•	engage in transactions with our affiliates;
•	pay dividends on our capital stock or redeem, repurchase, or retire our capital stock or indebtedness; and
•	make investments, loans, advances, and acquisitions.

The terms of the Credit Facilities also include certain additional restrictive covenants that impose significant operating and financial restrictions on us and our restricted subsidiaries, including restrictions on our and our restricted subsidiaries’ ability to, among other things:

•	engage in business other than relating to owning, operating, or managing healthcare facilities;
•	enter into sale and lease-back transactions;
•	modify certain agreements;
•	make or incur capital expenditures; and
•	hold cash and temporary cash investments outside of collateral accounts.

In addition, the Credit Facilities require us to comply with financial covenants, including a maximum leverage ratio and a minimum fixed charge coverage ratio.

Our ability to comply with these agreements may be affected by events beyond our control, including prevailing economic, financial, and industry conditions. These covenants could have an adverse effect on our business by limiting our ability to take advantage of financing, merger, and acquisition, or other opportunities. The breach of any of these covenants or restrictions could result in a default under the Credit Facilities or the indentures governing our outstanding notes.

We, including our subsidiaries, have the ability to incur substantially more indebtedness, including senior secured indebtedness, which could further increase the risks associated with our leverage.

Subject to the restrictions in the Credit Facilities and the indentures governing our outstanding notes, we, including our subsidiaries, have the ability to incur significant additional indebtedness. Although the terms of the Credit Facilities and the indentures governing our outstanding notes include restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of important exceptions, and indebtedness incurred in compliance with these restrictions could be substantial. If we incur significant additional indebtedness, the related risks that we face could increase.

Our failure to comply with the agreements relating to our outstanding indebtedness, including as a result of events beyond our control, could result in an event of default that could materially and adversely affect our business, financial position, results of operations, and liquidity.

If there were an event of default under any of the agreements relating to our outstanding indebtedness, including the Credit Facilities and the indentures governing our outstanding notes, we may not be able to incur additional indebtedness under the Credit Facilities and the holders of the defaulted debt could cause all amounts outstanding with respect to that debt to be immediately due and payable. We cannot assure you that our assets or cash flow would be sufficient to fully repay borrowings under our outstanding debt instruments if accelerated upon an event of default, which could have a material adverse effect on our ability to continue to operate as a going concern. Further, if we are unable to repay, refinance, or restructure our secured debt, the holders of such debt could proceed against the collateral securing that indebtedness. In addition, any event of default or declaration of acceleration under one debt instrument also could result in an event of default under one or more of our other debt instruments or under the Master Lease Agreements with Ventas. Moreover, counterparties to some of our contracts material to our business may have the right to amend or terminate those contracts if we have an event of default or a declaration of acceleration under certain of our indebtedness, which could adversely affect our business, financial position, results of operations, and liquidity.

We may not be able to generate sufficient cash to pay rents related to our leased properties and service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

A substantial portion of our cash flows from operations is dedicated to the payment of rents related to our leased properties, as well as principal and interest obligations on our outstanding indebtedness. Our ability to generate cash depends on many factors beyond our control, and any failure to meet our debt service obligations could harm our business, financial position, results of operations, and liquidity. Our ability to make payments on and to refinance our indebtedness and to fund working capital needs and planned capital expenditures will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, business, legislative, regulatory, and other factors that are beyond our control.

If our business does not generate sufficient cash flow from operations or if future borrowings are not available to us in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs, we may need to refinance all or a portion of our indebtedness on or before the maturity thereof, sell assets, reduce or delay capital investments, or seek to raise additional capital, any of which could have a material adverse effect on our operations. In addition, we may not be able to effect any of these actions, if necessary, on commercially reasonable terms or at all. The terms of existing or future debt instruments may limit or prevent us from taking any of these actions. Our ability to restructure or refinance our indebtedness will depend on the condition of the capital markets and our financial position at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. In addition, any failure to make scheduled payments of interest and principal on our outstanding indebtedness would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness on commercially reasonable terms or at all. Our inability to generate sufficient cash flow to satisfy our debt service obligations, or to refinance or restructure our obligations on commercially reasonable terms or at all, would have an adverse effect, which could be material, on our business, financial position, results of operations, and liquidity.

In addition, our Master Lease Agreements and/or our outstanding indebtedness:

•

require us to dedicate a substantial portion of our cash flow to payments on our rent and interest obligations, thereby reducing the availability of cash flow to fund working capital, capital expenditures, and other general corporate activities, including cash dividends;

•	require us to pledge as collateral substantially all of our assets;
•	require us to maintain a certain defined coverage ratio above a specified level and a certain defined total indebtedness ratio below a specified level, thereby reducing our financial flexibility;
•	require us to limit the amount of capital expenditures we can incur in any fiscal year; and
•	restrict our ability to discontinue operation of any leased property despite its level of profitability and otherwise restrict our operational flexibility.

These provisions:

•	could have a material adverse effect on our ability to withstand competitive pressures or adverse economic conditions (including adverse regulatory changes);
•	could adversely affect our ability to make material acquisitions, obtain future financing, or take advantage of business opportunities that may arise;
•	could increase our vulnerability to a downturn in general economic conditions or in our business; and
•	could adversely affect our ability to continue to pay cash dividends.

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

Our failure to pay rent or otherwise comply with the provisions of any of our Master Lease Agreements could materially adversely affect our business, financial position, results of operations, and liquidity.

As of December 31, 2015, we leased 38 of our TC hospitals and 38 of our nursing centers from Ventas under our Master Lease Agreements. Our failure to pay the rent or otherwise comply with the provisions of any of our Master Lease Agreements would result in an “Event of Default” under such Master Lease Agreement and also could result in a default under the Credit Facilities and, if repayment of the borrowings under the Credit Facilities were accelerated, also under the indentures governing our outstanding notes. Upon an Event of Default, remedies available to Ventas include, without limitation, terminating such Master Lease Agreement, repossessing and reletting the leased properties and requiring us to remain liable for all obligations under such Master Lease Agreement, including the difference between the rent under such Master Lease Agreement and the rent payable as a result of reletting the leased properties, or requiring us to pay the net present value of the rent due for the balance of the term of such Master Lease Agreement. The exercise of such remedies would have a material adverse effect on our business, financial position, results of operations, and liquidity.

For additional information on the Master Lease Agreements, see “Part I—Item 1—Business—Master Lease Agreements.”

Repayment of our indebtedness is dependent on cash flow generated by our subsidiaries.

Our subsidiaries own a significant portion of our assets and conduct a significant portion of our operations. Accordingly, repayment of our indebtedness is dependent, to a significant extent, on the generation of cash flow by our subsidiaries and their ability to make such cash available to us, by dividend, debt repayment, or otherwise. Certain of our subsidiaries may not be able to, or may not be permitted to, make distributions to enable us to make payments in respect of our indebtedness. Each subsidiary is a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from our subsidiaries. In addition, the indentures governing certain of our notes limit the ability of our restricted subsidiaries to incur consensual restrictions on their ability to pay dividends or make other intercompany payments to us, subject to certain qualifications and exceptions. In the event that we do not receive distributions from our subsidiaries, we may be unable to make required principal and interest payments on our outstanding indebtedness.

Risks Relating to Kindred’s Capital and Liquidity

The market price of our Common Stock may fluctuate significantly, and it may trade at prices below the price at which you purchased our Common Stock.

The market price of our Common Stock may fluctuate significantly from time to time as a result of many factors, including, but not limited to:

•	regulatory and/or reimbursement changes applicable to our business;
•	quarterly or other periodic variations in operating results;
•	adverse outcomes from litigation and/or government, regulatory, or internal investigations;
•	changes in financial estimates and recommendations by securities analysts;
•	national, regional, and industry-specific economic, financial, business, and political conditions;
•	operating and stock price performance of other companies that investors may deem comparable;
•	press releases or negative publicity relating to our competitors or us or relating to trends in healthcare;
•	sales of stock by insiders;
•	issuance of additional shares of Common Stock or other securities;
•	changes in our credit ratings;
•	natural disasters, terrorist attacks, and pandemics; and
•	limitations on our ability to repurchase our Common Stock.

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

As part of the Gentiva Financing Transactions, we issued 172,500 Units. Each Unit is composed of a Purchase Contract and one share of Mandatory Redeemable Preferred Stock. As of December 31, 2015, holders of 85,121 Purchase Contracts elected early settlement. As a result, holders thereof received 43.0918 shares of Common Stock per Purchase Contract, resulting in approximately 3.7 million shares of Common Stock being issued by us. Unless settled or redeemed earlier, each Purchase Contract will automatically settle on December 1, 2017 (subject to postponement in certain limited circumstances), and we will deliver a number of shares of our Common Stock based on the applicable market value of our Common Stock. Holders of Mandatory Redeemable Preferred Stock are entitled to receive a quarterly “preferred stock installment payment,” which we may choose to pay in cash, shares of our Common Stock, or combination thereof.

We may issue additional Common Stock in the future in connection with capital raises, acquisitions, strategic transactions, settlement or redemption of the Purchase Contracts included in the Units, our option to pay preferred stock installment payments under the Mandatory Redeemable Preferred Stock in shares of Common Stock, or for other purposes. To the extent we issue substantial additional Common Stock, the ownership of our existing stockholders would be diluted and our earnings per share could be reduced, which may negatively affect the market price for our Common Stock.

We may not be able to continue paying a dividend and the failure to do so could adversely affect our stock price.

Our ability to continue paying dividends is based on many factors, including the success of our operations, the level of demand for our services, the level of payments for our services, changes in healthcare regulations, and our liquidity needs that may vary substantially from our estimates. Many of these factors are beyond our control and a change in any such factor could affect our ability to pay or maintain dividends. In addition, the Credit Facilities and the indentures governing our outstanding notes limit our ability to pay dividends to stockholders and may prevent further dividends if we are in default under any of those agreements. The failure to continue paying dividends could adversely affect our stock price.

Our issuance of preferred stock may cause the Common Stock price to decline, which may negatively impact your investment.

Our board of directors is authorized to issue series of shares of preferred stock without any action on the part of our stockholders. Our board of directors also has the power, without stockholder approval, to set the terms of any such series of shares of preferred stock that may be issued, including voting rights, conversion rights, dividend rights, preferences over Common Stock with respect to dividends, or if we liquidate, dissolve, or wind up our business and other terms. The Units we issued as part of the Gentiva Financing Transactions consist of Purchase Contracts and shares of Mandatory Redeemable Preferred Stock. The Mandatory Redeemable Preferred Stock and any other preferred stock we may issue in the future will rank senior to all of our Common Stock with respect to the payment of dividends or upon our liquidation, dissolution, or winding-up. If we issue cumulative preferred stock in the future that has preference over Common Stock with respect to the payment of dividends or upon our liquidation, dissolution, or winding up, or if we issue preferred stock with voting rights that dilute the voting power of Common Stock, the market price of Common Stock could decrease, which may negatively impact your investment.

The condition of the financial markets, including volatility and weakness in the equity, capital and credit markets, could limit the availability and terms of debt and equity financing sources to fund the capital and liquidity requirements of our businesses.

Financial markets experienced significant disruptions over the past several years. These disruptions impacted liquidity in the debt markets, making financing terms for borrowers less attractive and, in certain cases, significantly reduced the availability of certain types of debt financing. Despite the instability over the past several years within the financial markets nationally and globally, we have not experienced any individual lender limitations to extend credit under the Credit Facilities. However, the obligations of each of the lending institutions in the ABL Facility are separate and the availability of future borrowings under the ABL Facility could be impacted by volatility and disruptions in the financial credit markets or other events. We cannot assure you that a prolonged downturn in the credit markets or other circumstances will not impact our ability to access or to refinance the Credit Facilities. Our inability to access or refinance the Credit Facilities would have a material adverse effect on our business, financial position, results of operations, and liquidity.

The Credit Facilities are collateralized by substantially all of our assets including certain owned real property and are guaranteed by substantially all of our subsidiaries. The terms of the Credit Facilities and the indentures governing our outstanding notes include financial covenants and certain other provisions that limit acquisitions and annual capital expenditures. We were in compliance with the terms of the Credit Facilities and the indentures governing our outstanding notes at December 31, 2015. However, a downturn in operating earnings or events beyond our control could impair our ability to comply with the covenants contained within the Credit Facilities and the indentures governing our outstanding notes. If we anticipated a potential financial or other covenant violation, however, we would seek relief from our lenders for the Credit Facilities and the holders of the outstanding notes, which likely would include costs to us, and such relief may not be on terms as favorable as those in the Credit Facilities or the outstanding notes, as applicable. Under these circumstances, there is also the potential that our lenders under the Credit Facilities or the holders of the outstanding notes would not grant relief to us. A default due to the violation of a financial or other covenant contained within the Credit Facilities, the indentures governing the outstanding notes, or the occurrence of an “event of default” under the Master Lease Agreements could require us to immediately repay all amounts then outstanding under the Credit Facilities and the outstanding notes.

If we have future capital needs that cannot be funded from operating cash flows, any future issuances of equity securities may dilute the value of our Common Stock, and any additional issuances of debt may increase our leverage.

We may need additional capital if a substantial acquisition or other growth opportunity becomes available or if unexpected events occur or opportunities arise. We cannot assure you that additional capital will be available or available on terms favorable to us. If capital is not available, we may not be able to fund internal or external business expansion or respond to competitive pressures or other market conditions. If available, we may obtain additional capital through the public or private sale of debt or equity securities. However, our ability to access the public debt or equity capital markets, on terms favorable to us or at all, may be limited by further disruptions in these markets or other events. If we sell equity securities, the transaction could be dilutive to our existing shareholders. Furthermore, these securities could have rights, preferences, and privileges more favorable than those of our Common Stock. If we incur additional debt, our leverage may increase and could have a material adverse effect on our business, financial position, results of operations, and liquidity.

Disruptions in the financial markets could negatively impact our investment portfolio.

We hold a substantial investment portfolio in our limited purpose insurance subsidiary. Investments held in our limited purpose insurance subsidiary consist principally of cash and cash equivalents, debt securities, equity securities, and certificates of deposit that are held to satisfy the payment of claims and expenses related to professional liability and workers compensation risks. Our investment policy governing insurance subsidiary investments precludes the investment portfolio managers from selling any security at a loss without prior authorization from us. The investment managers also limit the exposure to any one issue, issuer, or type of investment. We intend, and have the ability, to hold insurance subsidiary investments for a long duration without the necessity of selling securities to fund the underwriting needs of our insurance subsidiary. This ability to hold securities allows sufficient time for recovery of temporary declines in the market value of equity securities and the par value of debt securities as of their stated maturity date. We cannot assure you, however, that we will recover declines in the market value of our investments. There is a continuing risk that declines in fair value may occur and additional material realized losses from sales or other-than-temporary impairments may be recorded in the future. Furthermore, we cannot assure you that declines in the market value of our investments will not require us to further capitalize our limited purpose insurance subsidiary or otherwise have a material adverse effect on our business, financial position, results of operations, and liquidity.

Risks Relating to Our Operations

Federal, state, and local employment-related laws and regulations could increase our cost of doing business and subject us to significant back pay awards, fines, and lawsuits.

Our operations are subject to a variety of federal, state, and local employment-related laws and regulations, including, but not limited to, the U.S. Fair Labor Standards Act, which governs such matters as minimum wages, the Family Medical Leave Act, overtime pay, compensable time, recordkeeping, and other working conditions, Title VII of the Civil Rights Act, the ACA, the Employee Retirement Income Security Act, the Americans with Disabilities Act, the National Labor Relations Act, regulations of the Equal Employment Opportunity Commission, regulations of the Office of Civil Rights, regulations of the Department of Labor, regulations of state attorneys general, federal and state wage and hour laws, and a variety of similar laws enacted by the federal and state governments that govern these and other employment-related matters. Because labor represents such a large portion of our operating costs, compliance with these evolving federal and state laws and regulations could substantially increase our cost of doing business while failure to do so could subject us to significant back pay awards, fines, and lawsuits. We are currently subject to employee-related claims, class actions, and other lawsuits and proceedings in connection with our operations, including, but not limited to, those related to alleged wrongful discharge, illegal discrimination, and violations of equal employment and federal and state wage and hour laws. These claims, lawsuits, and proceedings are in various stages of adjudication or investigation and involve a wide variety of claims and potential outcomes. In addition, federal proposals to introduce a system of mandated health insurance and flexible work time and other similar initiatives could, if implemented, adversely affect our operations. Our failure to comply with federal and state employment-related laws and regulations could have a material adverse effect on our business, financial position, results of operations, and liquidity. See note 21 of the notes to consolidated financial statements for a description of pending legal proceedings, governmental reviews, audits, and investigations to which we are subject.

We could experience significant legal actions, fines, and increases in our operating costs if we fail to comply with state minimum staffing requirements.

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

If we fail to comply with the terms of our Corporate Integrity Agreements, we could be subject to substantial monetary penalties or suspension or termination from participation in the Medicare and Medicaid programs.

Gentiva entered into the Gentiva CIA with the OIG, which became effective on February 15, 2012. The Gentiva CIA imposes certain compliance, auditing (including by an independent review organization), self-reporting, and training requirements with which we, as a result of the Gentiva Merger, must comply. We entered into the RehabCare CIA on January 11, 2016 with the OIG. The RehabCare CIA imposes monitoring, reporting, certification, oversight, screening, and training obligations on us, certain of which have previously been implemented.

In the event of a breach of the either the Gentiva CIA or the RehabCare CIA, we could become liable for payment of certain stipulated penalties and/or our Gentiva or RehabCare subsidiaries could be excluded from participation in federal healthcare programs. The imposition of monetary penalties would adversely affect our profitability. The costs associated with compliance with the Gentiva CIA and the RehabCare CIA could be substantial and may be greater than we currently anticipate. Any breach or failure to comply with the Gentiva CIA or RehabCare CIA, the imposition of substantial monetary penalties, or any suspension or termination from participation in federal healthcare programs, could have a material adverse effect on our business, financial position, results of operations, and liquidity.

If we are unable to obtain insurance, or if insurance becomes more costly for us to obtain, our business may be adversely affected.

We insure a substantial portion of our professional liability risks primarily through our limited purpose insurance subsidiary. Our limited purpose insurance subsidiary covers losses up to specified limits per occurrence. On a per claim basis, coverage for losses in excess of those insured by the limited purpose insurance subsidiary are maintained through unaffiliated commercial reinsurance carriers. Our limited purpose insurance subsidiary insures all claims in all states up to a per occurrence limit without the benefit of any aggregate stop loss limit. We maintain professional and general liability insurance in amounts and coverage that management believes are sufficient for our operations. However, our insurance may not cover all claims against us or the full extent of our liability nor continue to be available at a reasonable cost. Moreover, the cost of reinsurance coverage maintained with unaffiliated commercial insurance carriers is costly and may continue to increase. There can be no assurances that in the future reinsurance will be available at a reasonable price or that we will be able to maintain adequate levels of professional and general liability insurance coverage. If we are unable to maintain adequate insurance coverage or are required to pay punitive damages that are uninsured, we may be exposed to substantial liabilities, which could have a material adverse effect on our business, financial position, results of operations, and liquidity.

Certain events or circumstances could result in the impairment of our assets or other charges, including, without limitation, impairments of goodwill and identifiable intangible assets that result in material charges to earnings.

We review the carrying value of certain long-lived assets, finite lived intangible assets, and indefinite-lived intangible assets with respect to any events or circumstances that indicate an impairment or an adjustment to the amortization period may be necessary, such as when the market value of our Common Stock is below equity carrying value. On an ongoing basis, we also evaluate, based upon the fair value of our reporting units, whether the carrying value of our goodwill is impaired. If circumstances suggest that the recorded amounts of any of these assets cannot be recovered based upon estimated future cash flows, the carrying values of such assets are reduced to fair value. If the carrying value of any of these assets is impaired, we may incur a material charge to earnings. There has been a significant increase in goodwill and identifiable intangible assets as a result of the Gentiva Merger.

During the fourth quarter ended December 31, 2015, we recorded an asset impairment charge of $18 million related to the previously acquired RehabCare trade name due to the cancellation of contracts associated with one large customer in the fourth quarter of 2015 and a reduction in projected revenue in 2016.

During the year ended December 31, 2015, we recorded an asset impairment charge of $7 million related to previously acquired home health and hospice trade names after the decision in the first quarter of 2015 to rebrand to the Kindred at Home trade name.

During 2013, we determined that pretax impairment charges aggregating $77 million were necessary, which included $76 million of goodwill and $1 million of property and equipment. The goodwill impairment charge was directly related to a Medicare rebasing adjustment for payments to home health providers which will reduce the payment rate by approximately 2.8% in each of the four years beginning on January 1, 2014. The property and equipment impairment charge was related to final rules issued by CMS on July 29, 2011 (the “2011 CMS Rules”), which significantly reduced Medicare payments to our RehabCare operating segment and our nursing centers.

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

We could experience significant increases to our operating costs due to shortages of qualified nurses, therapists, physicians, clinical associates, home health and hospice employees, and other healthcare professionals or union activity.

The market for qualified nurses, therapists, physicians, clinical associates, home health and hospice employees, and other healthcare professionals is highly competitive. We, like other healthcare providers, have experienced difficulties in attracting and retaining qualified personnel such as nurses, certified nurse’s assistants, nurse’s aides, therapists, home health, and hospice employees and other providers of healthcare services. Our hospitals, nursing centers, and home health and hospice operations are particularly dependent on nurses and other employees for patient care. Our Kindred Rehabilitation Services division continues to seek qualified therapists to fill open positions. As the demand for home health services and hospice services continues to exceed the supply of available and qualified staff, home health operators and their competitors have been forced to offer more attractive wage and benefit packages to these professionals. The difficulty we have experienced in hiring and retaining qualified personnel has increased our average wage rates and may force us to increase our use of contract personnel.

In addition, healthcare providers are experiencing a high level of union activity across the country. At December 31, 2015, approximately 2,900 of the employees at 25 of our facilities were unionized. Though we cannot predict the degree to which we will be affected by future union activity, there are continuing legislative proposals that could result in increased union activity. We could experience an increase in labor and other costs from such union activity. Furthermore, we could experience a disruption of our operations if our employees were to engage in a strike or other work stoppage.

We expect to continue to experience increases in our labor costs primarily due to higher wages and greater benefits required to attract and retain qualified healthcare personnel. Salaries, wages, and benefits were approximately 64% of our consolidated revenues for the year ended December 31, 2015. Our ability to manage labor costs will significantly affect our future operating results.

Delays in collection of our accounts receivable could adversely affect our business, financial position, results of operations, and liquidity.

Prompt billing and collection are important factors in our liquidity. Billing and collection of our accounts receivable are subject to the complex regulations that govern Medicare and Medicaid reimbursement and rules imposed by nongovernment payors. Our inability, or the inability of our customers, to bill and collect on a timely basis pursuant to these regulations and rules could subject us to payment delays that could negatively impact our business, financial position, results of operations, and liquidity. Further, the timing of payments made under the Medicare and Medicaid programs is subject to governmental budgetary constraints, resulting in an increased period of time between submission of claims and subsequent payment under specific programs, most notably under the Medicaid and Medicaid Managed programs, which typically pay claims approximately 60 to 90 days slower than the average TC hospital claim and approximately 15 days slower than the average nursing center claim. Reimbursement from the Medicaid and Medicaid Managed programs accounted for 12% and 3% of our revenues, respectively, for the fiscal year ended December 31, 2015. In addition, we may experience delays in reimbursement as a result of the failure to receive prompt approvals related to change of ownership applications for acquired or other facilities or from delays caused by our or other third parties’ information system failures. Significant delays in billing and/or collections may adversely affect the borrowing base under the ABL Facility, potentially limiting the availability of funds under the ABL Facility.

We are exposed to the credit risk of our payors and customers, which in the future may cause us to make larger allowances for doubtful accounts or incur bad debt write-offs.

Due to generally weak economic conditions, recent Medicare and Medicaid reimbursement reductions and other factors, commercial payors and customers may default on their payments to us, and individual patients may default on co-payments and deductibles for which they are responsible under the terms of either commercial insurance programs or Medicare. Although we review the credit risk of our commercial payors and customers regularly, such risks may arise from events or circumstances that are difficult to anticipate or control, such as a general economic downturn or changes in Medicare or Medicaid reimbursement. If our payors or customers default on their payments to us in the future, we may have to record higher provisions for allowances for doubtful accounts or incur bad debt write-offs, both of which could have a material adverse effect on our business, financial position, results of operations, and liquidity.

Any acquisition, investment, or strategic alliance that we have made or may make in the future may use significant resources, may be unsuccessful, and could expose us to unforeseen liabilities.

We intend to continue to selectively pursue strategic acquisitions of, investments in, and strategic alliances with, hospitals, IRFs, nursing centers, rehabilitation operations, and home health and hospice operations, particularly where an acquisition may assist us in scaling our operations more rapidly and efficiently than internal growth. Acquisitions may involve significant cash expenditures, debt incurrence, additional operating losses, amortization of certain intangible assets of acquired companies, dilutive issuances of equity securities, and expenses that could have a material adverse effect on our business, financial position, results of operations, and liquidity.

Acquisitions, investments, and strategic alliances involve numerous risks. These risks include:

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
•

difficulty or inability to successfully integrate acquired operations, personnel, and information systems, and in realizing projected synergies and cost savings, particularly in the case of significant acquisitions;

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

In addition to acquisitions, we also may pursue strategic opportunities involving the construction of new hospitals, IRFs or nursing centers. The construction of new facilities involves numerous risks, including construction delays, cost over-runs, and the satisfaction of zoning and other regulatory requirements. We may be unable to operate newly constructed facilities profitably, and such facilities may involve significant cash expenditures, debt incurrence, additional operating losses, and expenses that could have a material adverse effect on our business, financial position, results of operations, and liquidity.

Our participation in partnerships may negatively impact our business, financial position, results of operations, and liquidity.

As of December 31, 2015, we operated 24 of our facilities and four home health and hospice agencies through partnerships with unrelated parties. We are the majority owner of most of those partnerships. We may enter into additional partnerships with unrelated parties in the future to acquire, own, or operate hospitals, IRFs, nursing centers, and/or home health and hospice services. Although, we typically control the day-to-day activities of these partnerships, the partnership agreements with our partners often include provisions reserving certain major actions for super-majority approval. Failure to obtain, or delays or substantial time and costs involved in obtaining, our partners’ approval rights, if any, could adversely affect our ability to operate such partnerships, and could have a material adverse effect on such ventures or our business, financial position, results of operations, and liquidity more generally. Such actions may include entering into a new business activity or ceasing an existing activity, taking on substantial debt, admitting new partners, and terminating the venture. In addition, the partnership agreements may restrict our ability to derive cash from the partnerships and affect our ability to transfer our interest in the partnerships. We may be required to provide additional capital to a partnership if our partner defaults on its capital obligations. Our restrictions to derive cash, transfer our interests, or provide additional funding to these partnerships could have a material adverse effect on our business, financial position, results of operations, and liquidity.

If we lose our key management personnel, we may not be able to successfully manage our business and achieve our objectives.

Our future success depends in large part upon the leadership and performance of our executive management team and key employees and our ability to retain and motivate these individuals. Competition for these individuals is intense and there can be no assurance that we will retain our key officers and employees or that we can attract or retain other highly qualified individuals in the future. If we lose the services of one or more of our key officers or employees, or if one or more of them decides to join a competitor or otherwise compete directly or indirectly with us, we may not be able to successfully manage our business, achieve our business objectives, or replace them with similarly qualified personnel. If we lose key personnel, we may be unable to replace them with personnel of comparable experience, reputation in the industry, or skills. The loss of any of our key officers or employees could have a material adverse effect on our business, financial position, results of operations, and liquidity.

If we fail to attract patients and compete effectively with other healthcare providers or if our referral sources fail to view us as an attractive post-acute healthcare provider, our revenues and profitability may decline.

The post-acute healthcare services industry is highly competitive. Our hospitals face competition from healthcare providers that provide services comparable to those offered by our hospitals. Many competing hospitals are larger and more established than our hospitals. We may experience increased competition from existing hospitals, as well as hospitals converted, in whole or in part, to specialized-care facilities. Our Kindred Rehabilitation Services and Kindred at Home divisions compete with national, regional, and local rehabilitation, home health, hospice, and community care service providers within our markets. Our Kindred Rehabilitation Services and Kindred at Home divisions further operate in industries with little or no barriers to entry in which other healthcare providers may elect to expand their services to include rehabilitation, home health, hospice care, community care, or similar services. Several of these competitors may have greater financial and other resources than us, may be more established in the markets in which we compete, and may be willing to provide services at lower prices. Our nursing centers compete on a local and regional basis with other nursing centers and post-acute healthcare providers. Some of our competitors operate newer facilities and may offer services not provided by us or are operated by entities having greater financial and other resources than us. We cannot assure you that increased competition in the future will not adversely affect our business, financial position, results of operations, and liquidity.

Our success is heavily dependent on referrals from physicians, hospitals, nursing homes, assisted living facilities, managed care companies, insurance companies, and other patient referral sources in the communities where we provide services, as well as our ability to maintain good relations with these referral sources. Our referral sources are not obligated to refer business to us and may refer business to other healthcare providers. We believe many of our referral sources refer patients and residents to us as a result of the quality of our patient services and our efforts to establish and build a relationship with them. If any of our facilities fail to achieve or maintain a reputation for providing high quality care, or are perceived to provide a lower quality of care than comparable facilities within the same geographic area, or customers of our rehabilitation therapy, home health, or hospice services perceive that they could receive higher quality services from other providers, our ability to attract and retain patients and customers could be adversely affected. We believe that the perception of our quality of care by potential residents or patients or their families seeking our services is influenced by a variety of factors, including physician and other healthcare professional referrals, community information and referral services, newspapers and other print and electronic media, results of patient surveys, recommendations from family and friends, and published quality care statistics compiled by CMS or other industry data. If we lose, or fail to maintain, existing relationships with our referral resources, fail to develop new relationships or if we are perceived by our referral sources for any reason as not providing high quality patient care, our patient volumes and the quality of our patient mix could suffer, and our revenue and profitability could decline.

Failure to maintain the security and functionality of our information systems, or to defend a cyber security attack, could adversely affect our business, financial position, results of operations and liquidity.

We are dependent on the proper function and availability of our information systems and related software programs. Though we have taken steps to protect the safety and security of our information systems and the patient health information and other data maintained within those systems, there can be no assurance that our safety and security measures and disaster recovery plan will prevent damage to, or interruption or breach of, our information systems and operations. Because the techniques used to obtain unauthorized access, disable, or degrade service, or sabotage systems change frequently and may be difficult to detect for long periods of time, we may be unable to anticipate these techniques or implement adequate preventive measures. In addition, hardware, software, or applications we develop or procure from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise information security. Unauthorized parties may also attempt to gain access to our systems or facilities, or those of third parties with whom we do business, through fraud, trickery, or other forms of deceiving our employees or contractors.

As a result of our acquisition activities, we have acquired additional information systems. We have been taking steps to reduce the number of systems we operate, have upgraded and expanded our information systems capabilities, and are gradually migrating to fewer information systems. Our information systems require an ongoing commitment of significant resources to maintain, protect, and enhance existing systems and develop new systems to keep pace with continuing changes in technology, evolving industry and regulatory standards, and changing customer preferences.

In addition, certain software supporting our business and information systems are licensed to us by third-party software developers. Our inability, or the inability of these developers, to continue to maintain and upgrade our information systems and software could disrupt or reduce the efficiency of our operations. In addition, costs and potential problems and interruptions associated with the implementation of new or upgraded systems and technology or with maintenance or adequate support of existing systems also could disrupt or reduce the efficiency of our operations.

A cyber security attack or other incident that bypasses our information systems security could cause a security breach that may lead to a material disruption to our information systems infrastructure or business and may involve a significant loss of business or patient health information. If a cyber security attack or other unauthorized attempt to access our systems or facilities were to be successful, it could result in the theft, destruction, loss, misappropriation, or release of confidential information or intellectual property, and could cause operational or business delays that may materially impact our ability to provide various healthcare services. Any successful cyber security attack or other unauthorized attempt to access our systems or facilities also could result in negative publicity which could damage our reputation or brand with our patients, referral sources, payors, or other third parties and could subject us to substantial penalties under HIPAA and other federal and state privacy laws, in addition to private litigation with those affected.

Failure to maintain the security and functionality of our information systems and related software, or to defend a cyber security attack or other attempt to gain unauthorized access to our systems, facilities or patient health information could expose us to a number of adverse consequences, the vast majority of which are not insurable, including but not limited to disruptions in our operations, regulatory and other civil and criminal penalties, fines, investigations and enforcement actions (including, but not limited to, those arising from the SEC, Federal Trade Commission, the OIG or state attorneys general), fines, private litigation with those affected by the data breach, loss of customers, disputes with payors and increased operating expense, which either individually or in the aggregate could have a material adverse effect on our business, financial position, results of operations, and liquidity.

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

Effective October 1, 2015, we, as well as all other entities covered by HIPAA, report medical diagnoses under new ICD-10 coding diagnosis codes, which replaced the previous ICD-9 coding diagnosis codes. ICD-10 codes, which are alphanumeric and contain 3 to 7 characters, are entirely different from ICD-9 codes, which are mostly numeric and contain 3 to 5 digits. If claims are not reported properly under ICD-10, there can be a delay in the processing and payment of such claims, or a denial of such claims, which can have a material adverse effect on our business, financial position, results of operations, and liquidity.

We have limited operational and strategic flexibility since we lease a substantial number of our facilities.

We lease a substantial number of our facilities from Ventas and other third parties. Under our leases, we generally are required to operate continuously our leased properties as a provider of healthcare services. In addition, these leases generally limit or restrict our ability to assign the lease to another party. Our failure to comply with these lease provisions would result in an event of default under the leases and subject us to material damages, including potential defaults under the Credit Facilities and the indentures governing our outstanding notes. Given these restrictions, we may be forced to continue operating unprofitable facilities to avoid defaults under our leases. For additional information on our Master Lease Agreements, see “Part I—Item 1—Business—Master Lease Agreements.”

Possible changes in the acuity of residents and patients, as well as payor mix and payment methodologies, may significantly affect our profitability.

The sources and amount of our revenues are determined by a number of factors, including the occupancy rates of our facilities, the length of stay, the payor mix of residents and patients, rates of reimbursement among payors, and patient acuity. Changes in patient acuity as well as payor mix among private pay, Medicare, and Medicaid may significantly affect our profitability. In particular, any significant decrease in our population of high-acuity patients or any significant increase in our Medicaid population could have a material adverse effect on our business, financial position, results of operations, and liquidity, especially if state Medicaid programs continue to limit, or more aggressively seek limits on, reimbursement rates or service levels.

We may be unable to reduce costs to offset completely any decreases in our revenues.

Reduced levels of occupancy in our facilities and reductions in reimbursements from Medicare, Medicaid, or other payors would adversely impact our revenues and liquidity. We may be unable to put in place corresponding reductions in costs in response to declines in census or other revenue shortfalls. The inability to timely adjust our operations to address a decrease in our revenues could have a material adverse effect on our business, financial position, results of operations, and liquidity.

An economic downturn, state budget pressures, sustained unemployment, and continued deficit spending by the federal government may result in a reduction in reimbursement and covered services.

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

Many states have CON laws or other regulatory provisions that may adversely impact our ability to expand into new markets and thereby limit our ability to grow and increase net patient service revenue.

Many states have enacted CON laws that require prior state approval to open new healthcare facilities or expand services at existing facilities. Those laws require some form of state agency review or approval before a healthcare provider may add new services or undertake significant capital expenditures. Our failure or inability to obtain any necessary approvals could adversely affect our ability to expand into new markets and to expand our services and facilities in existing markets.

Terrorist attacks, pandemics, or natural disasters could negatively impact our business, financial position, results of operations, and liquidity.

Terrorist attacks, pandemics, or acts of nature, such as floods, fires, hurricanes, tornadoes, or earthquakes, may cause damage or disruption to us, our employees, and our facilities, which could have an adverse impact on our residents and patients. In order to provide care for our residents and patients, we are dependent upon consistent and reliable delivery of food, pharmaceuticals, power, and other products to our facilities and the availability of employees to provide services at our facilities. If the delivery of goods or the ability of employees to reach our facilities were interrupted due to a natural disaster, pandemic, or a terrorist attack, it could have a significant negative impact on our business. Furthermore, the impact, or impending threat, of a natural disaster has in the past and may in the future require that we evacuate one or more facilities, which would be costly and would involve substantial risks to our operations and potentially to our residents and patients. The impact of natural disasters, pandemics, and terrorist attacks is inherently uncertain. Such events could severely damage or destroy one or more of our facilities, harm our business, reputation, and financial performance or otherwise have a material adverse effect on our business, financial position, results of operations, and liquidity.

Climate change poses both regulatory and physical risks that could adversely impact our business, financial position, results of operations, and liquidity.

Climate change could have a potential economic impact on us, and climate change mitigation programs and regulations could increase our costs. Energy costs could be higher as a result of climate change regulations. Our costs could increase if utility companies pass on their costs, such as those associated with carbon taxes, emission cap and trade programs, or renewable portfolio standards. In addition, climate change may increase the frequency or intensity of natural disasters. As such, we cannot assure you that climate change will not adversely impact our business, financial position, results of operations, and liquidity.

The inability or failure of management in the future to conclude that we maintain effective internal control over financial reporting, or the inability of our independent registered public accounting firm to issue a report of our internal control over financial reporting, could have a material adverse effect on our business, financial position, results of operations, and liquidity.

We report annually on the effectiveness of our internal control over financial reporting, and our independent registered public accounting firm also must audit the effectiveness of our internal control over financial reporting on an annual basis. If we fail to have, or management or our independent registered public accounting firm is unable to conclude that we maintain, effective internal controls and procedures for financial reporting, we could be unable to provide timely and reliable financial information as required by the federal securities laws, which could have a material adverse effect on our business, financial position, results of operations, and liquidity. Different interpretations of accounting principles or changes in GAAP could have a material adverse effect on our business, financial position, results of operations, and liquidity.

GAAP is complex, continually evolving and changing, and may be subject to varied interpretation by third parties, including the SEC. Such varied interpretations could result from differing views related to specific facts and circumstances. Differences in interpretation of GAAP or changes in GAAP could have a material adverse effect on our business, financial position, results of operations, and liquidity.

The new FASB lease accounting standard is expected to result in a significant increase in balance sheet assets and liabilities.

The FASB has promulgated a new accounting standard that will require public companies to include virtually all lease obligations on their balance sheets for fiscal years beginning after December 15, 2018, with early adoption permitted. We will be required to adopt this new leasing standard as of January 1, 2019 with a modified retrospective application to previously issued annual and interim financial statements for 2018 and 2017. Given the large number of TC hospitals, nursing centers, and home health and hospice locations that we lease, the adoption of this accounting standard is expected to result in a significant increase in balance sheet assets and liabilities.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

For information concerning the hospitals, IRFs, and nursing centers operated by us, see “Part I—Item 1—Business—Hospital Division—Hospital Facilities,” “Part I—Item 1—Business—Nursing Center Division—Nursing Center Facilities,” and “Part I—Item 1—Business—Master Lease Agreements.” We believe that our facilities are adequate for our future needs in such locations. All borrowings under the Credit Facilities are secured by a first priority lien and second priority lien on all eligible real property, which is held in fee.

Our corporate headquarters is located in a 287,000 square foot building in Louisville, Kentucky.

We are subject to various federal, state, and local laws and regulations governing the use, discharge, and disposal of hazardous materials, including medical waste products. Compliance with these laws and regulations is not expected to have a material adverse effect on us. It is possible, however, that environmental issues may arise in the future that we cannot predict.

Item 3.	Legal Proceedings

We provide services in a highly regulated industry and are a party to various legal actions and regulatory and other governmental and internal audits and investigations in the ordinary course of business (including investigations resulting from our obligation to self-report suspected violations of law). We cannot predict the ultimate outcome of pending litigation and regulatory and other governmental and internal audits and investigations. The DOJ, CMS, or other federal and state enforcement and regulatory agencies may conduct additional investigations related to our businesses in the future. These matters could potentially subject us to sanctions, damages, recoupments, fines, and other penalties (some of which may not be covered by insurance), which may, either individually or in the aggregate, have a material adverse effect on our business, financial position, results of operations, and liquidity. See note 21 of the notes to consolidated financial statements for a description of pending legal proceedings, governmental reviews, audits, and investigations to which we are subject.

RehabCare Settlement

On January 12, 2016, we entered into a settlement agreement (the “Settlement Agreement”) with the United States of America, acting through the DOJ and on behalf of the OIG (collectively, the “United States”), to resolve the pending DOJ investigation concerning the operations of RehabCare, a therapy services company we acquired on June 1, 2011. The DOJ asserted, among other things, that rehabilitation therapy services provided to patients in skilled nursing centers were not delivered or billed in accordance with Medicare requirements (including possible violations of the FCA), and that there may have been questionable financial arrangements between RehabCare and a vendor and certain skilled nursing facility customers (including possible violations of the Anti-Kickback Statute) (collectively, the “Covered Conduct”).

Under the Settlement Agreement, we paid $125 million, plus accrued interest from August 31, 2015, at the rate of 1.875% per annum (the “Settlement Payment”) to the United States during the first quarter of 2016. We previously recorded a $95 million loss reserve for this matter in the first quarter of 2015 and disclosed an estimated settlement range of $95 million to $125 million. Based on the progress of continuing settlement discussions through October 2015, we recorded an additional $30 million loss provision in the third quarter of 2015. We recorded an additional loss reserve of approximately $2 million in the fourth quarter of 2015 related to the Settlement Agreement and associated costs and, in connection with establishing the final terms of the Settlement Agreement, also recorded an income tax benefit of $47 million in the fourth quarter of 2015.

Under the Settlement Agreement, the United States released us from any civil or administrative monetary liability arising from the Covered Conduct. Additionally, under the Settlement Agreement, the United States and the relators agreed to dismiss the civil action filed by the relators under the qui tam provisions of the federal False Claims Act, and the OIG, conditioned upon our full payment of the Settlement Payment and in consideration of our obligations under the RehabCare CIA, released its permissive exclusion rights and refrained from instituting any administrative action seeking to exclude us from participating in Medicare, Medicaid or other Federal healthcare programs as a result of the Covered Conduct.

In connection with the resolution of this matter, and in exchange for the OIG’s agreement not to exclude RehabCare from participating in the federal healthcare programs, on January 11, 2016, we entered into the RehabCare CIA. The RehabCare CIA imposes monitoring, reporting, certification, oversight, screening and training obligations on us, certain of which we had previously implemented. Among the expanded requirements are the following:

•

Retention of an independent review organization to perform duties under the RehabCare CIA, which include reviewing RehabCare’s compliance with federal program requirements and accepted medical practices; and

•	Annual reporting to the OIG regarding RehabCare’s compliance with the RehabCare CIA (including corresponding certification by senior management and the Board of Directors or a committee thereof).

In the event of a breach of the RehabCare CIA, we could become liable for payment of certain stipulated penalties, and our RehabCare subsidiaries could be excluded from participation in federal healthcare programs. The costs associated with compliance with the RehabCare CIA could be substantial and may be greater than we currently anticipate. Any breach or failure to comply with the RehabCare CIA, the imposition of substantial monetary penalties or any suspension or termination from participation in federal healthcare programs, could have a material adverse effect on our business, financial position, results of operations, and liquidity.

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

	Sales price of Common Stock
2015	High	Low
First quarter	$24.65	$16.94
Second quarter	$24.66	$20.25
Third quarter	$23.36	$15.61
Fourth quarter	$15.75	$11.12

2014	High	Low
First quarter	$23.57	$17.59
Second quarter	$26.81	$21.74
Third quarter	$24.94	$18.80
Fourth quarter	$22.12	$17.72

Our Credit Facilities and the indentures governing our outstanding notes contain covenants that limit, among other things, our ability to pay dividends. Any determination to pay dividends in the future will depend upon our results of operations, financial position, our liquidity needs, compliance with our Credit Facilities, and the indentures governing our outstanding notes, restrictions imposed by applicable laws, and other factors deemed relevant by our Board of Directors.

In August 2013, our Board of Directors approved the initiation of a cash dividend to our shareholders of $0.12 per share of Common Stock. During 2014, we paid cash dividends of $0.12 per share of Common Stock on each of the following dates: December 9, 2014, September 10, 2014, June 11, 2014 and March 27, 2014. During 2015, we paid cash dividends of $0.12 per share of Common Stock on each of the following dates: December 11, 2015, September 4, 2015, June 10, 2015 and April 1, 2015. In February 2016, our Board of Directors approved a cash dividend to our shareholders of $0.12 per share of Common Stock to be paid on April 1, 2016 to shareholders of record as of the close of business on March 10, 2016. Future declarations of dividends will be subject to the approval of our Board of Directors.

As of January 31, 2016, there were 3,125 holders of record of our Common Stock.

See “Part III—Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for disclosures regarding our equity compensation plans.

PERFORMANCE GRAPH

The following graph summarizes the cumulative total return to shareholders of our Common Stock from December 31, 2010 to December 31, 2015 compared to the cumulative total return on the Standard & Poor’s 500 Stock Index (the “S&P Composite Index”) and the Standard & Poor’s 1500 Health Care Index (the “S&P 1500 Health Care Index”). The graph assumes an investment of $100 in each of our Common Stock, the S&P Composite Index, and the S&P 1500 Health Care Index on December 31, 2010 and also assumes the reinvestment of all cash dividends.

COMPARISON OF CUMULATIVE TOTAL RETURN

	12/31/10	12/30/11	12/31/12	12/31/13	12/31/14	12/31/15
Kindred Healthcare, Inc.	$100.00	$64.07	$58.90	$109.20	$102.82	$69.17
S&P Composite Index	100.00	102.11	118.45	156.82	178.28	180.75
S&P 1500 Health Care Index	100.00	111.88	132.42	188.29	234.96	252.38

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total number of shares (or units) purchased (1)	Average price paid per share (or unit) (2)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (1)
Month #1 (October 1 – October 31)	4,492	$13.26	–	–
Month #2 (November 1 – November 30)	−	−	–	–
Month #3 (December 1 – December 31)	9,225	11.98	–	–
Total	13,717	$12.40	–	–

(1)

These amounts represent shares of our Common Stock, par value $0.25 per share, withheld to offset tax withholding obligations that are triggered upon the vesting and release of service-based restricted share awards previously granted under our stock-based compensation plans for our employees (the “Withheld Shares”). The total tax withholding obligation is calculated by dividing the closing price of our Common Stock on the NYSE on the applicable vesting date to determine the total number of Withheld Shares required to be withheld to satisfy such withholding obligation.

(2)	The average price per share for each period was calculated by dividing the sum of the aggregate value of the Withheld Shares by the total number of Withheld Shares.

Item 6.	Selected Financial Data

We completed the Gentiva Merger on February 2, 2015, the Centerre Acquisition on January 1, 2015 and the RehabCare Merger on June 1, 2011. The operating results of each of these acquisitions have been included as part of our selected financial data since the respective acquisition dates. For more information, see “Part I – Item 1 – Business – General – Gentiva Merger,” “Part I – Item 1 – Business – General – Centerre Acquisition,” and “Part I – Item 1 – Business – General – RehabCare Merger.”

General and administrative expenses have been presented separately on the statement of operations for all periods presented. Historically, these expenses were included in three line items of our statement of operations: (1) salaries, wages and benefits, (2) supplies, and (3) other operating expenses. We will continue to present separate line items for salaries, wages and benefits, supplies, and other operating expenses as components of our cost of services.

Prior periods reflect reclassifications, for comparative purposes, related to the early adoption of authoritative guidance for the presentation of deferred taxes. Deferred tax assets have been presented on the balance sheet as a noncurrent asset for all periods presented. Historically, these assets were classified as either current or noncurrent assets, as applicable.

We have completed several strategic divestitures to improve our future operating results. For accounting purposes, the operating results of these businesses and the gains, losses or impairments associated with these transactions have been classified as discontinued operations in the accompanying consolidated statement of operations for all periods presented in accordance with the authoritative guidance in effect through December 31, 2014. Effective January 1, 2015, the authoritative guidance modified the requirements for reporting discontinued operations. A disposal is now required to be reported in discontinued operations only if the disposal represents a strategic shift that has (or will have) a major effect on our operations and financial results. See notes 4 and 5 of the notes to consolidated financial statements.

The results of operations for the historical periods included in the following table are not necessarily indicative of the results to be expected for future periods. In addition, see “Part I – Item 1A – Risk Factors” for a discussion of risk factors that could impact our future results of operations.

	Year ended December 31,
(In thousands, except per share amounts)	2015	2014	2013	2012		2011
Statement of Operations Data:
Revenues	$7,054,907	$5,027,599	$4,775,235		$4,793,342		$4,096,392
Salaries, wages and benefits	3,614,091	2,442,879	2,364,138		2,349,297		1,943,642
Supplies	384,354	289,043	286,266		300,836		274,414
Rent	382,609	313,039	302,192		294,789		268,521
Other operating expenses	825,996	679,992	633,906		629,779		553,252
General and administrative expenses	1,395,288	973,223	875,770		855,346		861,881
Other (income) expense	(3,016)	(872)	(861)		26		131
Litigation contingency expense	138,648	4,600	30,850		5,000		−
Impairment charges	24,757	−	77,193		108,953		73,554
Depreciation and amortization	157,251	155,570	152,945		158,085		125,155
Interest expense	232,395	168,763	108,008		107,825		80,840
Investment income	(2,806)	(3,996)	(4,046)		(986)		(985)
	7,149,567	5,022,241	4,826,361		4,808,950		4,180,405
Income (loss) from continuing operations before income taxes	(94,660)	5,358	(51,126)		(15,608)		(84,013)
Provision (benefit) for income taxes	(42,797)	462	(10,493)		30,341		(15,102)
Income (loss) from continuing operations	(51,863)	4,896	(40,633)		(45,949)		(68,911)
Discontinued operations, net of income taxes:
Income (loss) from operations	(235)	(53,630)	(40,315)		11,370		15,192
Gain (loss) on divestiture of operations	1,244	(12,698)	(83,887)		(4,745)		–
Income (loss) from discontinued operations	1,009	(66,328)	(124,202)		6,625		15,192
Net loss	(50,854)	(61,432)	(164,835)		(39,324)		(53,719)
(Earnings) loss attributable to noncontrolling interests:
Continuing operations	(42,564)	(18,872)	(3,890)		(1,382)		81
Discontinued operations	34	467	233		339		157
	(42,530)	(18,405)	(3,657)		(1,043)		238
Loss attributable to Kindred	$(93,384)	$(79,837)	$(168,492)		$(40,367)		$(53,481)
Amounts attributable to Kindred stockholders:
Loss from continuing operations	$(94,427)	$(13,976)	$(44,523)		$(47,331)		$(68,830)
Income (loss) from discontinued operations	1,043	(65,861)	(123,969)		6,964		15,349
Net loss	$(93,384)	$(79,837)	$(168,492)		$(40,367)		$(53,481)
Loss per common share:
Basic:
Loss from continuing operations	$(1.12)	$(0.24)	$(0.85)		$(0.92)		$(1.49)
Discontinued operations:
Income (loss) from operations	–	(0.91)	(0.77)		0.23		0.33
Gain (loss) on divestiture of operations	0.01	(0.21)	(1.61)		(0.09)		–
Income (loss) from discontinued operations	0.01	(1.12)	(2.38)		0.14		0.33
Net loss	$(1.11)	$(1.36)	$(3.23)		$(0.78)		$(1.16)
Diluted:
Loss from continuing operations	$(1.12)	$(0.24)	$(0.85)		$(0.92)		$(1.49)
Discontinued operations:
Income (loss) from operations	–	(0.91)	(0.77)		0.23		0.33
Gain (loss) on divestiture of operations	0.01	(0.21)	(1.61)		(0.09)		–
Income (loss) from discontinued operations	0.01	(1.12)	(2.38)		0.14		0.33
Net loss	$(1.11)	$(1.36)	$(3.23)		$(0.78)		$(1.16)
Shares used in computing loss per common share:
Basic	84,558	58,634	52,249		51,659		46,280
Diluted	84,558	58,634	52,249		51,659		46,280
Cash dividends declared and paid per common share	$0.48	$0.48	$0.24	$	−	$	−
Financial Position:
Working capital	$389,687	$450,408	$366,387		$425,772		$366,574
Total assets	6,518,936	5,652,964	3,945,869		4,237,946		4,138,493
Long-term debt	3,137,025	2,852,531	1,579,391		1,648,706		1,531,882
Equity	1,706,047	1,485,972	1,121,216		1,292,844		1,320,541

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion together with the selected financial data in Item 6 and our consolidated financial statements and the notes thereto included in this Annual Report on Form 10-K. All financial and operating data presented in Items 6 and 7 reflect the continuing operations of our business for all periods presented unless otherwise indicated.

Overview

We are a healthcare services company that through our subsidiaries operates TC hospitals, a home health, hospice and community care business, IRFs, a contract rehabilitation services business, nursing centers and assisted living facilities across the United States. At December 31, 2015, our hospital division operated 95 TC hospitals (7,094 licensed beds) in 22 states. Our Kindred at Home division primarily provided home health, hospice and community care services from 604 locations in 40 states. Our Kindred Rehabilitation Services division operated 18 IRFs (919 licensed beds) and 100 ARUs and provided rehabilitation services primarily in hospitals and long-term care settings in 46 states. Our nursing center division operated 90 nursing centers (11,535 licensed beds) and seven assisted living facilities (375 licensed beds) in 18 states.

We have completed several strategic divestitures to improve our future operating results. For accounting purposes, the operating results of these businesses and the gains, losses or impairments associated with these transactions have been classified as discontinued operations in the accompanying consolidated statement of operations for all periods presented in accordance with the authoritative guidance in effect through December 31, 2014. Effective January 1, 2015, the authoritative guidance modified the requirements for reporting discontinued operations. A disposal is now required to be reported in discontinued operations only if the disposal represents a strategic shift that has (or will have) a major effect on our operations and financial results.

Assets not sold at December 31, 2015 have been measured at the lower of carrying value or estimated fair value less costs of disposal and have been classified as held for sale in the accompanying consolidated balance sheet. See notes 4 and 5 of the notes to consolidated financial statements.

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

We used the net proceeds from the Gentiva Financing Transactions to fund the Cash Consideration for the Gentiva Merger, repay Gentiva’s existing debt and pay related transaction fees and expenses.

Centerre Acquisition

On November 11, 2014, we entered into an agreement to acquire Centerre, a national company dedicated to operating IRFs. On January 1, 2015, we completed the Centerre Acquisition for a purchase price of approximately $195 million in cash, which was recorded as an acquisition deposit at December 31, 2014. Centerre operated 11 IRFs with 614 beds through partnerships.

Senior Home Care Acquisition

In December 2013, we completed the Senior Home Care Acquisition for $95 million, which was financed through operating cash flows and proceeds from our Prior ABL Facility. The Senior Home Care Acquisition included 47 home health locations in Florida and Louisiana.

HCP Acquisition

In November 2013, we signed a definitive agreement with HCP to acquire the real estate associated with nine nursing centers that we leased from HCP for approximately $83 million. The annual lease payments for these nursing centers were approximately $9 million. We completed the acquisition of seven of these nursing centers during 2013 for a total consideration of approximately $61 million. The two remaining facilities were acquired in February 2014 for a total consideration of approximately $22 million.

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

Divestitures

Ventas Divestitures     On December 27, 2014, we entered into an agreement with Ventas to transition the operations for the 2014 Expiring Facilities. Each lease terminates when the operation of such nursing center is transferred to a new operator. Through December 31, 2015, we transferred the operations of seven of the 2014 Expiring Facilities and recorded a gain on divestiture of $2 million ($1 million net of income taxes). The lease term for eight of these nursing centers was scheduled to expire on April 30, 2018. The lease term for the ninth of these nursing centers was scheduled to expire on April 30, 2020. At December 31, 2015, we continued to operate the two remaining facilities and will continue to do so until the operations are transferred. For accounting purposes, the 2014 Expiring Facilities qualified as assets held for sale, and we reflected the operating results as discontinued operations in the accompanying consolidated statement of operations for all historical periods. Under the terms of the agreement to transition operations of the 2014 Expiring Facilities, we incurred a $40 million termination fee in exchange for the early termination of the leases, which was paid to Ventas in January 2015. The early termination fee was accrued as rent expense in discontinued operations in 2014.

On September 30, 2013, we entered into agreements with Ventas to exit the 2013 Expiring Facilities. Under the terms of the agreements, the lease term for the 2013 Expiring Facilities expired on September 30, 2014, unless we and Ventas were able to transfer the operations earlier; provided however, that we were obligated to continue to operate any 2013 Expiring Facilities not transferred by December 31, 2014 for a limited amount of time and under certain reduced rent obligations provided for in the agreements. We transferred the operations of all of the 2013 Expiring Facilities to new operators during the year ended December 31, 2014. Another facility was closed and its operating license and equipment were sold during the year ended December 31, 2014. Proceeds from the sale of equipment and inventory for the 2013 Expiring Facilities totaled $15 million for the year ended December 31, 2014. For accounting purposes, the 2013 Expiring Facilities qualified as assets held for sale and we reflected the operating results as discontinued operations in the accompanying consolidated statement of operations for all historical periods. Under the terms of the agreements, we paid $20 million to Ventas in exchange for the early termination of these leases. The early termination payment was recorded as rent expense in discontinued operations in 2013. The disposal group was measured at its fair value less cost to sell and we recorded an asset impairment charge of $8 million ($5 million net of income taxes) related to leasehold improvements in the 2013 Expiring Facilities. These charges were recorded in discontinued operations in 2013.

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

The results of operations and losses on divestiture of operations, net of income taxes, for the Signature Facilities and the Vibra Facilities were reclassified to discontinued operations in the accompanying consolidated statement of operations for all historical periods presented.

Other Divestitures     During 2015, we either sold or closed home health and hospice locations reported as continuing operations and recorded write-offs of property and equipment of $1 million, indefinite-lived intangible assets of $9 million and goodwill of $3 million, which was based upon the relative fair value of the sold home health and hospice locations.

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

During 2013, we entered into an agreement for the planned disposition of a TC hospital. In connection with the planned disposition, we recorded a loss on divestiture of $9 million ($6 million net of income taxes) consisting of a real estate write-down of $8 million and a write-off of $1 million of goodwill, both based upon the relative fair value of the hospital. For accounting purposes, we reflected the operating results of this facility as discontinued operations in the accompanying consolidated statement of operations for all historical periods.

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

Critical Accounting Policies

Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements which have been prepared in accordance with GAAP. The preparation of these financial statements requires the use of estimates and judgments that affect the reported amounts and related disclosures of commitments and contingencies. We rely on historical experience and on various other assumptions that we believe to be reasonable under the circumstances to make judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates.

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

A summary of revenues by payor type follows (in thousands):

	Year ended December 31,
	2015	2014	2013
Medicare	$3,605,852	$2,087,261	$1,990,736
Medicaid	817,713	601,645	541,614
Medicare Advantage	530,012	374,431	363,520
Medicaid Managed	207,900	127,707	83,347
Other	2,131,012	2,051,812	1,999,173
	7,292,489	5,242,856	4,978,390
Eliminations	(237,582)	(215,257)	(203,155)
	$7,054,907	$5,027,599	$4,775,235

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

In evaluating the collectibility of accounts receivable, we consider a number of factors, including the age of the accounts, changes in collection patterns, the composition of patient accounts by payor type, the status of ongoing disputes with third party payors and general industry conditions. Actual collections of accounts receivable in subsequent periods may require changes in the estimated provision for loss. Changes in these estimates are charged or credited to the results of operations in the period of the change. Based upon the termination of a RehabCare customer and litigation associated with the collection of past due accounts, we recorded a provision for doubtful accounts of $13 million in the fourth quarter of 2015.

The provision for doubtful accounts totaled $55 million for 2015, $31 million for 2014 and $26 million for 2013. The increase in 2015 was primarily attributable to the Gentiva Merger.

Allowances for insurance risks

We insure a substantial portion of our professional liability risks and workers compensation risks through our limited purpose insurance subsidiary. Provisions for loss for these risks are based upon management’s best available information including actuarially determined estimates. Effective with the Gentiva Merger, we cancelled all policies issued by the Gentiva wholly owned limited purpose insurance subsidiary and began insuring all post-merger risks through our insurance subsidiary.

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

Provisions for loss for professional liability risks retained by our limited purpose insurance subsidiary have been discounted based upon actuarial estimates of claim payment patterns using a discount rate of 1% to 5% depending upon the policy year. The discount rate was 1% for the 2013 through 2015 policy years and 1% to 5% for all prior policy years. The discount rates are based upon the risk free interest rate for the respective year. Amounts equal to the discounted loss provision are funded annually. We do not fund the portion of professional liability risks related to estimated claims that have been incurred but not reported. Accordingly, these liabilities are not discounted. The allowance for professional liability risks aggregated $327 million at December 31, 2015 and $308 million at December 31, 2014. If we did not discount any of the allowances for professional liability risks, these balances would have approximated $330 million at December 31, 2015 and $310 million at December 31, 2014.

As a result of deterioration in professional liability and workers compensation underwriting results of our limited purpose insurance subsidiary in 2012, we made a capital contribution of $14 million in 2013 to our limited purpose insurance subsidiary. This transaction was completed in accordance with applicable regulations and had no impact on earnings. No contribution was required to be paid in 2015 or 2014.

Changes in the number of professional liability claims and the cost to settle these claims significantly impact the allowance for professional liability risks. A relatively small variance between our estimated and actual number of claims or average cost per claim could have a material impact, either favorable or unfavorable, on the adequacy of the allowance for professional liability risks. For example, a 1% variance in the allowance for professional liability risks at December 31, 2015 would impact our operating income by approximately $3 million.

The provision for professional liability risks (continuing operations), including the cost of coverage maintained with unaffiliated commercial reinsurance carriers, aggregated $71 million for 2015, $59 million for 2014 and $54 million for 2013. The increase in 2015 was primarily attributable to the Gentiva Merger and an increase in frequency and severity of claims. The increase in 2014 was primarily attributable to an increase in frequency and severity of claims. Changes in estimates for prior year professional liability costs increased professional liability costs by approximately $4 million in 2015 and reduced professional liability costs by approximately $2 million and $7 million in 2014 and 2013, respectively.

With respect to our discontinued operations, we recorded a favorable pretax adjustment of $5 million in 2015 and recorded unfavorable pretax adjustments of $3 million and $9 million in 2014 and 2013, respectively, resulting from changes in estimates for professional liability reserves related to prior years.

Provisions for loss for workers compensation risks retained by our limited purpose insurance subsidiary are not discounted and amounts equal to the loss provision are funded annually. The allowance for workers compensation risks aggregated $255 million at December 31, 2015 and $189 million at December 31, 2014. The provision for workers compensation risks (continuing operations), including the cost of coverage maintained with unaffiliated commercial insurance carriers, aggregated $51 million for 2015, $36 million for 2014 and $37 million for 2013. The increase in workers compensation costs in 2015 was primarily attributable to the Gentiva Merger. The decrease in workers compensation costs in 2014 was primarily attributable to prior year commercial insurance adjustments.

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

Management assesses the positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. Based upon the weight of the evidence, it is more-likely-than-not that all of the federal deferred tax assets will be realized. The amount of deferred tax assets considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or if the weight of the available evidence changes.

Our effective income tax rate was 45.2% in 2015, 8.6% in 2014 and 20.5% in 2013. The effective income tax rates for 2015 and 2014 were impacted by $12 million and $8 million, respectively, related to pretax transaction costs that are not deductible for income tax purposes. The effective income tax rate for 2013 was impacted by $32 million representing the portion of pretax asset impairment charges recorded that were not deductible for income tax purposes. We recorded unfavorable income tax adjustments related to interest accrued for state income tax contingencies from prior years that increased the provision for income taxes by approximately $0.4 million in 2015. We recorded favorable income tax adjustments related to the resolution of state income tax contingencies from prior years that reduced the provision for income taxes by approximately $0.2 million in 2014 and $0.6 million in 2013.

We have recognized deferred tax assets to the extent it is more likely than not they will be realized and a valuation allowance is provided for deferred tax assets to the extent that it is uncertain that the deferred tax asset will be realized. We recognized net deferred tax assets totaling $104 million at December 31, 2015 and $94 million at December 31, 2014.

We identified deferred income tax assets for state income tax NOLs of $60 million and $69 million at December 31, 2015 and 2014, respectively, and a corresponding deferred income tax valuation allowance of $47 million and $51 million at December 31, 2015 and 2014, respectively, for that portion of the net deferred income tax assets that we will likely not realize in the future. We had deferred tax assets for federal income tax NOLs of $119 million and $51 million at December 31, 2015 and 2014, respectively, with no corresponding deferred income tax valuation allowance at December 31, 2015 or December 31, 2014. The federal income tax NOLs expire in various amounts through 2035. Our deferred income tax assets for NOLs at December 31, 2014 did not include $2 million of excess tax benefits related to stock compensation since we had a tax loss in 2014.

We are subject to various federal and state income tax audits in the ordinary course of business. Such audits could result in increased tax payments, interest and penalties. While we believe our tax positions are appropriate, we cannot assure you that the various authorities engaged in the examination of our income tax returns will not challenge our positions.

We record accrued interest and penalties associated with uncertain tax positions as income tax expense in the consolidated statement of operations. Accrued interest related to uncertain tax provisions totaled $2.7 million as of December 31, 2015.

The federal statute of limitations remains open for tax years 2012 through 2014. During 2015, we resolved federal income tax audits for the 2013 tax year. During 2015, Gentiva and its subsidiaries resolved federal tax audits for the 2014 tax year under the Internal Revenue Service (the “IRS”) Compliance Assurance Process (“CAP”) program. We are currently under examination by the IRS for the 2014 and 2015 tax years. We have been accepted into the IRS’s CAP for the 2014 through 2016 tax years. CAP is an enhanced, real-time review of a company’s tax positions and compliance. We expect participation in CAP to improve the timeliness of our federal tax examinations.

State jurisdictions generally have statutes of limitations for tax returns ranging from three to five years. The state impact of federal income tax changes remains subject to examination by various states for a period of up to one year after formal notification to the states. We currently have various state income tax returns under examination.

Valuation of long-lived assets, goodwill and intangible assets

Long-lived assets and intangible assets with finite lives

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

In assessing the carrying values of long-lived assets, we estimate future cash flows at the lowest level for which there are independent, identifiable cash flows. For this purpose, these cash flows are aggregated based upon the contractual agreements underlying the operation of the facility or group of facilities. Generally, an individual facility for hospitals or nursing centers, skilled nursing rehabilitation services reporting unit, hospital rehabilitation services reporting unit or geographical locations within the Kindred at Home division are considered the lowest level for which there are independent, identifiable cash flows. However, to the extent that groups of facilities are leased under a master lease agreement in which the operations of a facility and compliance with the lease terms are interdependent upon other facilities in the agreement (including our ability to renew the lease or divest a particular property), we define the group of facilities under a master lease agreement, or a renewal bundle in a master lease, as the lowest level for which there are independent, identifiable cash flows. Accordingly, the estimated cash flows of all facilities within a master lease agreement, or within a renewal bundle in a master lease, are aggregated for purposes of evaluating the carrying values of long-lived assets.

On July 29, 2011, CMS issued the 2011 CMS Rules which, among other things, significantly reduced Medicare payments to our nursing centers. In connection with the 2011 CMS Rules, we determined that the impact of the 2011 CMS Rules was a triggering event in the third quarter of 2011 and accordingly tested the recoverability of our nursing centers reporting unit goodwill, intangible assets and property and equipment asset groups impacted by the reduced Medicare payments. We recorded pretax impairment charges aggregating $1 million ($1 million net of income taxes) for the year ended December 31, 2013 of property and equipment expenditures in these nursing center asset groups. These impairment charges reflect the amount by which the carrying value of the assets exceeded their estimated fair value. These impairment charges did not impact our cash flows or liquidity.

Our intangible assets with finite lives, such as customer relationship assets, trade names, leasehold interests and non-compete agreements, are amortized in accordance with the authoritative guidance for goodwill and other intangible assets primarily using the straight-line method over their estimated useful lives ranging from one to 20 years.

Goodwill

In accordance with the authoritative guidance for goodwill and other intangible assets, we are required to perform an impairment test for goodwill and indefinite-lived intangible assets at least annually or more frequently if adverse events or changes in circumstances indicate that the asset may be impaired.

We previously performed our annual goodwill impairment test at the end of each fiscal year for each of our reporting units. During the fourth quarter of 2015, we changed the date of the annual goodwill impairment test from December 31 to October 1. Management believes this voluntary change is preferable as it aligns the annual impairment test date with our budgeting process. This goodwill impairment test date change was applied prospectively beginning on October 1, 2015 and had no effect on our consolidated financial statements.

A reporting unit is either an operating segment or one level below the operating segment, referred to as a component. When the components within our operating segments have similar economic characteristics, we aggregate the components of our operating segments into one reporting unit. Accordingly, we have determined that our reporting units are hospitals, home health, hospice, community care, hospital rehabilitation services, inpatient rehabilitation hospitals, RehabCare and nursing centers as of December 31, 2015. The hospital rehabilitation services and inpatient rehabilitation hospitals reporting units are both included in the Kindred Hospital Rehabilitation Services operating segment of the Kindred Rehabilitation Services division. The community care reporting unit is included in the home health operating segment of the Kindred at Home division. The carrying value of goodwill for each of our reporting units at December 31, 2015 and December 31, 2014 follows (in thousands):

	December 31, 2015	December 31, 2014
Hospitals	$628,519	$679,480
Kindred at Home:
Home health	739,677	117,589
Hospice	639,006	26,910
Community care	166,312	–
	1,544,995	144,499
Kindred Rehabilitation Services:
Kindred Hospital Rehabilitation Services contracts	173,618	173,618
Inpatient rehabilitation hospitals	322,678	–
RehabCare	–	–
	496,296	173,618
Nursing centers	–	–
	$2,669,810	$997,597

In connection with the preparation of our operating results for the third quarter of 2015, we determined that the impact of the regulatory changes announced on July 31, 2015 in connection with the LTAC Legislation and related to our hospital reporting unit, was an impairment triggering event. The regulatory changes create new Medicare patient criteria and payment rules for LTAC hospitals. We tested the recoverability of our hospital reporting unit goodwill and determined that goodwill was not impaired.

In connection with the preparation of our operating results for the fourth quarter of 2013, we determined that the impact of regulatory changes announced on November 22, 2013 related to our home health reporting unit was an impairment triggering event. The regulatory changes resulted from action by CMS to, among other changes, rebase home health payment rates by reducing the national standardized 60 day episode payment rate by approximately 2.8% in each of the four years beginning January 1, 2014. We tested the recoverability of the home health reporting unit goodwill, other intangible assets and long-lived assets. We recorded a pretax impairment charge aggregating $76 million ($58 million net of income taxes) in the fourth quarter of 2013 to reflect the amount by which the carrying value of our home health reporting unit goodwill exceeded the estimated fair value. We determined that other intangible assets and long-lived assets in the home health reporting unit were not impaired.

Each of the previously discussed charges reflect the amount by which the carrying value of certain assets exceeded their estimated fair value.

None of the previously discussed impairment charges impacted our cash flows or liquidity.

The goodwill impairment test involves a two-step process. The first step is a comparison of each reporting unit’s fair value to its carrying value. If the carrying value of the reporting unit is greater than its fair value, there is an indication that impairment may exist and the second step must be performed to measure the amount of impairment loss, if any. Based upon the results of the step one impairment test for goodwill for each of our reporting units at October 1, 2015 or December 31, 2014, no impairment charges were recorded in connection with our annual impairment test.

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

Indefinite-lived intangible assets

Our indefinite-lived intangible assets consist of trade names, Medicare certifications and certificates of need. The fair values of our indefinite-lived intangible assets are derived from current market data, including comparable sales or royalty rates, and projections at a facility, geographical location level or reporting unit which include management’s best estimates of economic and market conditions over the projected period. Significant assumptions include growth rates in the number of admissions, patient days, reimbursement rates, operating costs, rent expense, capital expenditures, terminal value growth rates, changes in working capital requirements, weighted average cost of capital and opportunity costs.

During the fourth quarter ended December 31, 2015, we recorded an asset impairment charge of $18 million related to the previously acquired RehabCare trade name due to the cancellation of contracts associated with one large customer in the fourth quarter of 2015 and a reduction in projected revenue in 2016. The charge reflects the amount by which the carrying value exceeded its estimated fair value. The fair value of the trade name was measured using Level 3 inputs such as projected revenue and the industry specific royalty rate.

During the year ended December 31, 2015, we recorded an asset impairment charge of $7 million related to previously acquired home health and hospice trade names after the decision in the first quarter of 2015 to rebrand to the Kindred at Home trade name. These charges reflect the amount by which the carrying value exceeded its estimated fair value. The fair value of the trade names was measured using Level 3 unobservable inputs, primarily economic obsolescence.

The annual impairment tests for certain of our indefinite-lived intangible assets are performed as of May 1 and October 1. No impairment charges were recorded in connection with the annual impairment tests at each of these dates in 2015. Our Medicare certifications in our home health, hospice and IRFs reporting units totaling approximately $118 million were within 1% of their fair value at October 1, 2015 after the annual impairment test. The majority of the $118 million Medicare certification value related to the Gentiva Merger and the Centerre Acquisition, which were each appraised during 2015. Based upon the results of the annual impairment test for indefinite-lived intangible assets for the year ended December 31, 2014, no impairment charges were recorded.

Recently Issued Accounting Requirements

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued amended authoritative guidance on accounting for leases. The new provisions require that a lessee of operating leases recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. The lease liability will be equal to the present value of lease payments, with the right-of-use asset based upon the lease liability. The classification criteria for distinguishing between finance (or capital) leases and operating leases are substantially similar to the previous lease guidance, but with no explicit bright lines. As such, operating leases will result in straight-line rent expense similar to current practice. For short term leases (term of 12 months or less), a lessee is permitted to make an accounting election not to recognize lease assets and lease liabilities, which would generally result in lease expense being recognized on a straight-line basis over the lease term. The guidance is effective for annual and interim periods beginning after December 15, 2018, and will require application of the new guidance at the beginning of the earliest comparable period presented. Early adoption is permitted. The new standard must be adopted using a modified retrospective transition. The adoption of this standard is expected to have a material impact on our financial position. We are still evaluating the impact on our results of operations and there is no impact on liquidity.

In January 2016, the FASB issued amended authoritative guidance which makes targeted improvements for financial instruments. The new provisions impact certain aspects of recognition, measurement, presentation and disclosure requirements of financial instruments. Specifically, the guidance will (i) require equity investments to be measured at fair value with changes in fair value recognized in net income, (ii) simplify the impairment assessment of equity investments without readily determinable fair values, (iii) eliminate the requirement to disclose the method and assumptions used to estimate fair value for financial instruments measured at amortized cost, and (iv) require separate presentation of financial assets and financial liabilities by measurement category. The guidance is effective for annual and interim periods beginning after December 15, 2017, and early adoption is not permitted. The adoption of this standard is not expected to have material impact on our business, financial position, results of operations or liquidity.

In November 2015, the FASB issued authoritative guidance which changes the balance sheet presentation for deferred income taxes. To simplify the presentation of deferred income taxes, the guidance requires that deferred tax liabilities and assets be classified only as noncurrent on the balance sheet. The guidance is effective for annual and interim periods beginning after December 15, 2016. The guidance may be applied prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented, and early adoption is permitted.  We have elected early adoption, as permitted, and have classified deferred tax assets and liabilities retrospectively in accordance with the guidance as of December 31, 2015. See note 8 of the notes to consolidated financial statements.

In September 2015, the FASB issued authoritative guidance that eliminates the requirement for an acquirer in a business combination to restate prior period financial statements for measurement period adjustments. The new guidance requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) in a business combination be recognized in the reporting period in which the adjustment is identified. The new guidance is effective for annual periods beginning after December 15, 2015 and early adoption is permitted. The adoption of this standard is not expected to have a material impact on our business, financial position, results of operations or liquidity.

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

In August 2014, the FASB issued authoritative guidance requiring management to evaluate whether there are conditions and events that raise substantial doubt about the entity’s ability to continue as a going concern and to provide disclosures in certain circumstances. The guidance is effective for annual and interim periods ending after December 15, 2016. We do not expect this guidance to have a material impact on our consolidated financial statements.

In May 2014, the FASB issued authoritative guidance which changes the requirements for recognizing revenue when entities enter into contracts with customers. Under the new provisions, an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. It also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In July 2015, the FASB finalized a one year deferral of the new revenue standard with an updated effective date for interim and annual periods beginning on or after December 15, 2017. Entities are not permitted to adopt the standard earlier than the original effective date, which was on or after December 15, 2016. We are still assessing this guidance.

Impact of Medicare and Medicaid Reimbursement

We depend on reimbursement from third party payors, including the Medicare and Medicaid programs, for a substantial portion of our revenues. For the year ended December 31, 2015, we derived approximately 61% of our total revenues (before eliminations) from the Medicare and Medicaid programs and the balance from other third party payors, such as commercial insurance companies, health maintenance organizations, preferred provider organizations and contracted providers.

The Medicare and Medicaid programs are highly regulated and subject to frequent and substantial changes. See “Part I – Item 1 – Business – Governmental Regulation” for an overview of the reimbursement systems impacting our businesses and “Part I – Item 1A – Risk Factors.”

Results of Operations – Continuing Operations

For the years ended December 31, 2015, 2014 and 2013

A summary of our operating data follows (dollars in thousands):

	Year ended December 31,
	2015	2014	2013
Revenues:
Hospital division	$2,440,779	$2,450,068	$2,400,076
Kindred at Home:
Home health	1,578,500	298,907	173,242
Hospice	656,527	50,095	51,685
	2,235,027	349,002	224,927
Kindred Rehabilitation Services:
Kindred Hospital Rehabilitation Services	609,122	374,201	352,097
RehabCare	915,486	1,007,036	995,907
	1,524,608	1,381,237	1,348,004
Nursing center division	1,092,075	1,062,549	1,005,383
	7,292,489	5,242,856	4,978,390
Eliminations:
Kindred Hospital Rehabilitation Services	(91,301)	(91,232)	(91,475)
RehabCare	(140,540)	(120,808)	(107,430)
Nursing centers	(5,741)	(3,217)	(4,250)
	(237,582)	(215,257)	(203,155)
	$7,054,907	$5,027,599	$4,775,235
Income (loss) from continuing operations:
Operating income (loss):
Hospital division	$477,515	$522,955	$508,572
Kindred at Home:
Home health	250,641	20,149	4,440
Hospice	105,092	5,390	5,523
	355,733	25,539	9,963
Kindred Rehabilitation Services:
Kindred Hospital Rehabilitation Services	176,127	98,196	89,183
RehabCare	43,815	70,974	63,963
	219,942	169,170	153,146
Nursing center division	149,364	146,728	124,856
Support center	(255,229)	(203,075)	(178,409)
Litigation contingency expense	(138,648)	(4,600)	(30,850)
Impairment charges	(24,757)	−	(77,193)
Transaction costs	(109,131)	(17,983)	(2,112)
Operating income	674,789	638,734	507,973
Rent	(382,609)	(313,039)	(302,192)
Depreciation and amortization	(157,251)	(155,570)	(152,945)
Interest, net	(229,589)	(164,767)	(103,962)
Income (loss) before income taxes	(94,660)	5,358	(51,126)
Provision (benefit) for income taxes	(42,797)	462	(10,493)
	$(51,863)	$4,896	$(40,633)

Operating data:

	Year ended December 31,
	2015	2014	2013
Hospital division data:
End of period data:
Number of TC hospitals	95	97	97
Number of licensed beds	7,094	7,147	7,105
Revenue mix %:
Medicare	57	58	60
Medicaid	5	7	6
Medicare Advantage	11	11	11
Medicaid Managed	6	3	2
Commercial insurance and other	21	21	21
Admissions:
Medicare	33,187	34,578	35,072
Medicaid	2,296	3,270	2,858
Medicare Advantage	5,423	5,433	5,619
Medicaid Managed	2,576	1,781	894
Commercial insurance and other	7,147	7,198	6,869
	50,629	52,260	51,312
Patient days:
Medicare	868,339	884,103	901,687
Medicaid	98,838	126,265	119,278
Medicare Advantage	173,852	168,250	167,922
Medicaid Managed	96,060	60,480	33,558
Commercial insurance and other	241,115	235,641	228,189
	1,478,204	1,474,739	1,450,634
Average length of stay:
Medicare	26.2	25.6	25.7
Medicaid	43.0	38.6	41.7
Medicare Advantage	32.1	31.0	29.9
Medicaid Managed	37.3	34.0	37.5
Commercial insurance and other	33.7	32.7	33.2
Weighted average	29.2	28.2	28.3
Revenues per admission:
Medicare	$41,620	$41,112	$41,066
Medicaid	56,352	49,186	51,741
Medicare Advantage	51,077	49,142	47,615
Medicaid Managed	53,383	47,305	52,718
Commercial insurance and other	72,150	71,743	72,390
Weighted average	48,209	46,882	46,774
Revenues per patient day:
Medicare	$1,591	$1,608	$1,597
Medicaid	1,309	1,274	1,240
Medicare Advantage	1,593	1,587	1,593
Medicaid Managed	1,432	1,393	1,404
Commercial insurance and other	2,139	2,192	2,179
Weighted average	1,651	1,661	1,654
Medicare case mix index (discharged patients only)	1.162	1.163	1.170
Average daily census	4,050	4,040	3,974
Occupancy %	64.9	64.6	63.6
Same-hospital data:
Admissions:
Medicare	32,925	34,078	34,595
Medicaid	2,286	3,230	2,831
Medicare Advantage	5,410	5,400	5,595
Medicaid Managed	2,566	1,771	887
Commercial insurance and other	7,100	7,115	6,808
	50,287	51,594	50,716
Patient days:
Medicare	862,350	873,222	889,996
Medicaid	98,454	125,024	118,603
Medicare Advantage	173,488	167,720	167,395
Medicaid Managed	95,669	60,278	33,404
Commercial insurance and other	240,127	234,045	226,008
	1,470,088	1,460,289	1,435,406
Total average length of stay	29.2	28.3	28.3

Operating data (Continued):

	Year ended December 31,
	2015	2014	2013
Kindred at Home data:
Home Health:
Sites of service (at end of period)	373	133	153
Revenue mix %:
Medicare	80.3	81.7	n/a
Medicaid	2.0	2.0	n/a
Commercial and other	8.1	11.0	n/a
Commercial paid at episodic rates	9.6	5.3	n/a
Episodic revenues ($ 000s)	$1,194,536	$232,127	n/a
Total episodic admissions	249,805	42,047	n/a
Medicare episodic admissions	218,850	38,716	n/a
Total episodes	406,313	85,618	n/a
Episodes per admission	1.63	2.04	n/a
Revenue per episode	$2,940	$2,711	n/a
Hospice:
Sites of service (at end of period)	175	29	35
Admissions	45,657	3,448	n/a
Average length of stay	97	95	n/a
Patient days	4,373,044	325,054	n/a
Revenue per patient day	$150	$154	n/a
Average daily census	11,981	891	n/a
Community Care and other revenues (included in Home Health business segment)	$248,571	$31,366	$29,138
Kindred Rehabilitation Services data:
Kindred Hospital Rehabilitation Services:
Freestanding IRFs:
End of period data:
Number of IRFs	18	5	5
Number of licensed beds	919	215	215
Discharges (1)	15,991	4,224	3,866
Occupancy % (1)	70.2	70.3	63.0
Average length of stay (1)	13.2	13.1	12.8
Revenue per discharge (1)	$19,104	$17,757	$16,938
Contract services:
Sites of service (at end of period):
ARUs	100	100	104
LTAC hospitals	119	117	121
Sub-acute units	7	10	10
Outpatient units	130	138	144
	356	365	379
Revenue per site	$837,606	$805,590	$831,914
Revenue mix %:
Company-operated	30	30	32
Non-affiliated	70	70	68
RehabCare:
Sites of service (at end of period)	1,798	1,935	1,806
Revenue per site	$505,909	$534,077	$568,231
Revenue mix %:
Company-operated	15	12	11
Non-affiliated	85	88	89

n/a – not available.

(1)Excludes non-consolidating IRF.

Operating data (Continued):

	Year ended December 31,
	2015	2014	2013
Nursing center division data:
End of period data:
Number of facilities:
Nursing centers:
Owned or leased	86	86	85
Managed	4	4	4
Assisted living facilities	7	7	6
	97	97	95
Number of licensed beds:
Nursing centers:
Owned or leased	11,050	11,050	11,018
Managed	485	485	485
Assisted living facilities	375	375	341
	11,910	11,910	11,844
Revenue mix %:
Medicare	31	32	34
Medicaid	39	40	37
Medicare Advantage	8	8	8
Medicaid Managed	6	4	4
Private and other	16	16	17
Patient days (a):
Medicare	541,911	568,413	599,459
Medicaid	1,774,042	1,884,251	1,888,414
Medicare Advantage	200,998	200,432	186,117
Medicaid Managed	335,278	241,217	206,043
Private and other	558,996	563,190	597,900
	3,411,225	3,457,503	3,477,933
Patient day mix % (1):
Medicare	16	16	17
Medicaid	52	55	54
Medicare Advantage	6	6	6
Medicaid Managed	10	7	6
Private and other	16	16	17
Revenues per patient day (1):
Medicare Part A	$574	$555	$532
Total Medicare (including Part B)	622	599	571
Medicaid	238	224	197
Medicaid (net of provider taxes) (2)	211	203	175
Medicare Advantage	450	443	433
Medicaid Managed	198	180	175
Private and other	316	299	291
Weighted average	320	307	289
Average daily census (1)	9,346	9,473	9,529
Admissions (1)	39,002	38,772	38,406
Occupancy % (1)	79.4	80.7	81.6
Medicare average length of stay (1)	28.7	29.6	31.1

(1)	Excludes managed facilities.
(2)	Provider taxes are recorded in general and administrative expenses for all periods presented.

Hospital division

Revenues declined slightly in 2015 to $2.44 billion and increased 2% in 2014 to $2.45 billion compared to 2013. Revenue decline in 2015 was primarily a result of an aggregate 3% decline in admissions and a 1% decline in revenue rates compared to the prior year. Revenue growth in 2014 was primarily a result of an increase in volumes and aggregate reimbursement rates.

On a same-facility basis, aggregate admissions declined 3% in 2015 and increased 2% in 2014. Medicare same-facility admissions declined 3% in 2015 and declined 2% in 2014, non-government same-facility admissions were relatively unchanged in 2015 and increased 1% in 2014 and Medicaid and Medicaid Managed same-facility admissions declined 3% in 2015 and increased 34% in 2014. The decline in aggregate admissions in 2015 was primarily attributable to lower healthcare utilization experienced by us and some of our referral sources and admissions hold in four hospitals during the third quarter of 2015. The growth in Medicaid and Medicaid Managed admissions in 2014 was primarily attributable to growth in eligible Medicaid enrollees in states that have expanded Medicaid coverage under the ACA.

Operating income for 2015 included $2 million of severance costs and $2 million of costs incurred in connection with the closing of two TC hospitals and the cancellation of a development project. Operating income for 2014 included $1 million of severance costs. Operating income for 2013 included $8 million related to one-time bonus costs and $6 million of costs incurred in connection with the closing of a TC hospital. Excluding these charges, hospital operating margins were 19.7% in 2015 compared to 21.4% in 2014 and 21.8% in 2013. The decline in operating margins in 2015 was primarily a result of admissions decline, changes in payor mix, increased labor and other costs associated with an increase in average lengths of stay and an increase in bad debts. The decline in operating margins in 2014 was primarily due to lower case mix and changes in revenue mix with growth in Medicaid and Medicaid Managed volumes and revenues that typically have lower reimbursement per patient day than Medicare, Medicare Advantage and commercial payors.

Average hourly wage rates increased 1% in each of 2015 and 2014 compared to prior periods. Employee benefit costs increased 1% in 2015 compared to 2014, primarily as a result of an increase in health and compensated absences expense, and 2% in 2014 compared to 2013, primarily as a result of an increase in compensated absences expense.

Professional liability costs were $40 million, $34 million and $28 million for 2015, 2014 and 2013, respectively. The increases in 2015 and 2014 were primarily attributable to increases in the frequency and severity of claims.

Kindred at Home division

Home health

Revenues increased to $1.58 billion in 2015 compared to $299 million in 2014 and $173 million in 2013. Revenue growth in 2015 was primarily attributable to the Gentiva Merger and revenue growth in 2014 was primarily attributable to other acquisitions completed over the prior two years. Revenues associated with the Gentiva Merger were $1.31 billion for 2015.

Operating income for 2015 included $6 million of costs associated with closing 14 locations. Operating income for 2014 included $1.6 million of severance costs. Operating income for 2013 included $0.6 million related to one-time bonus costs and $1 million related to severance and retirement costs. Excluding these charges, home health operating margins were 16.3% in 2015 compared to 7.4% in 2014 and 3.5% in 2013. Operating margins increased in 2015 primarily as a result of the Gentiva Merger and related operating efficiencies. Operating margins in 2014 increased as a result of operating efficiencies associated with progress in integrating and standardizing activities in this business segment.

Hospice

Revenues increased to $657 million in 2015 compared to $50 million in 2014 and $52 million in 2013. Revenue growth in 2015 was primarily attributable to the Gentiva Merger while revenue decline in 2014 was primarily attributable to lower average daily census. Revenues associated with the Gentiva Merger were $606 million for 2015.

Operating income for 2015 included $4 million of costs associated with closing eight locations. Operating income for 2014 included $0.3 million of severance costs. Operating income for 2013 included $0.2 million related to one-time bonus costs and $0.2 million related to severance and retirement costs. Excluding these charges, hospice operating margins were 16.6% in 2015 compared to 11.3% in 2014 and 11.5% in 2013. Operating margins increased in 2015 primarily as a result of the Gentiva Merger and related operating efficiencies. The decline in operating margins in 2014 was primarily attributable to lower average daily census and to a lesser extent, due to the reallocation of resources and costs associated with segment overhead from home health operations to hospice operations.

Kindred Rehabilitation Services

Kindred Hospital Rehabilitation Services

Revenues increased 63% in 2015 to $609 million and increased 6% in 2014 to $374 million compared to 2013. Revenue growth in 2015 was primarily attributable to the Centerre Acquisition, which added 11 freestanding IRFs to our hospital rehabilitation services operations beginning January 1, 2015. Revenue growth in 2014 was primarily attributable to an acquisition completed in the fourth quarter of 2013. Revenues associated with the Centerre Acquisition were $232 million for 2015.

Operating income for 2015 included $0.2 million of severance costs. Operating income for 2014 included a $2 million allowance for doubtful account related to a customer bankruptcy. Operating income for 2013 included $1 million related to one-time bonus costs and $1 million related to severance and retirement costs. Excluding these charges, hospital rehabilitation services operating margins were 28.9% in 2015 compared to 26.7% in 2014 and 26.1% in 2013. The increase in the 2015 operating margin was primarily attributable to the Centerre Acquisition and related operating efficiencies. The increase in the 2014 operating margin was primarily attributable to higher revenues per discharge in our IRFs.

Employee benefit costs increased 53% in 2015 compared to 2014, primarily as a result of the Centerre Acquisition. Employee benefit costs increased 3% in 2014 compared to 2013, primarily as a result of an increase in compensated absence expense and an increase in payroll taxes associated with an increased employee count from an acquisition completed in the fourth quarter of 2013.

RehabCare

Revenues declined 9% in 2015 to $916 million and increased 1% in 2014 to $1.0 billion compared to 2013. Revenue decline in 2015 was primarily attributable to a net loss of 137 customer contract sites of service during 2015. The loss of customer contract sites of service was primarily attributable to skilled nursing center consolidations, competition and customers moving therapy services in-house. Revenue growth in 2014 was primarily attributable to growth in sites of service and in volume of services provided to existing customers. Revenues derived from non-affiliated customers aggregated $775 million in 2015, $886 million in 2014 and $888 million in 2013.

Operating income for 2015 included a $13 million allowance for doubtful account related to customer contract litigation and $1 million of severance costs. Operating income for 2013 included $5 million related to one-time bonus costs. Excluding these charges, RehabCare operating margins were 6.3% in 2015 compared to 7.0% in 2014 and 6.9% in 2013. Operating margins declined in 2015 primarily as a result of the loss of customer contract sites of service and related cost inefficiencies. Operating margins improved in 2014 primarily as a result of a reduction in contract labor expense and other operating efficiencies.

Employee benefit costs declined 6% in 2015 compared to 2014, primarily as a result of the loss of customer contract sites of service discussed above. Employee benefit costs were relatively unchanged in 2014 compared to 2013.

Nursing center division

Revenues increased 3% in 2015 to $1.09 billion compared to 2014 and increased 6% in 2014 to $1.06 billion compared to 2013. Revenue growth in both periods was primarily a result of an increase in aggregate revenue rates. Admissions increased 1% in both 2015 and 2014, while patient days declined 1% in both 2015 and 2014 compared to prior periods as a result of declines in Medicare average length of stay.

Operating income for 2015 included $1 million of costs related to the cancellation of development projects. Operating income for 2014 included $4 million of severance costs. Operating income for 2013 included $4 million related to one-time bonus costs. Excluding these charges, nursing center operating margins were 13.7% in 2015 compared to 14.2% in 2014 and 12.9% in 2013. The decline in operating margins in 2015 was primarily as a result of a 1% decline in average daily census, a 3% reduction in Medicare average length of stay and a 23% increase in provider tax expenses. The increase in operating margins in 2014 was primarily a result of an increase in revenue rates and cost efficiencies.

Average hourly wage rates increased 1% and 3% in 2015 and 2014 compared to the respective prior year. Employee benefit costs were relatively unchanged in both 2015 and 2014.

Professional liability costs were $22 million, $21 million and $22 million for 2015, 2014 and 2013, respectively.

Support center overhead

Operating income for our operating divisions excludes allocations of support center overhead. These costs aggregated $255 million in 2015, $203 million in 2014 and $178 million in 2013. The increase in 2015 was primarily attributable to the Gentiva Merger and $5 million of severance and retirement costs. The increase in 2014 was primarily attributable to retirement costs, incentive compensation costs and legal costs. As a percentage of consolidated revenues, support center overhead totaled 3.6% in 2015, 4.0% in 2014 and 3.7% in 2013. The decline in support center overhead as a percentage of consolidated revenues for 2015 was primarily attributable to operating efficiencies associated with the Gentiva Merger. The increase in support center overhead as a percentage of consolidated revenues for 2014 was primarily attributable to the previously mentioned retirement costs, incentive compensation costs and legal costs.

Transaction costs

Operating results for 2015, 2014 and 2013 included transaction costs associated with acquisition activities totaling $109 million, $18 million and $2 million, respectively. The transaction costs for both 2015 and 2014 were primarily related to the Gentiva Merger and the Centerre Acquisition. Transaction costs in all periods were included in general and administrative expenses.

Other expenses and investment income

Rent expense increased 22% to $383 million in 2015 and 4% to $313 million in 2014. The increase in rent expense in 2015 resulted primarily from the Gentiva Merger and the Centerre Acquisition. Rent expense in 2015 associated with the Gentiva Merger and the Centerre Acquisition was approximately $42 million and $24 million, respectively. The increase in rent expense in 2014 resulted primarily from contingent rent increases and an increase in straight-line rent expense totaling $8 million associated with the renewal of the 2013 Renewal Facilities.

Depreciation and amortization expense was $157 million in 2015, $156 million in 2014 and $153 million in 2013. The increase in 2015 was primarily the result of the Gentiva Merger and the Centerre Acquisition, offset by lower expense of approximately $14 million due to changes in the estimated depreciable lives of certain medical and technology equipment effective January 1, 2015 and an increase in assets becoming fully depreciated. Depreciation and amortization expense associated with the Gentiva Merger and the Centerre Acquisition was $23 million and $3 million, respectively, for 2015. The increase in 2014 was primarily the result of our ongoing capital expenditure program.

Interest expense aggregated $232 million in 2015 compared to $169 million in 2014 and $108 million in 2013. Interest expense for 2015 included $17 million of pre-closing financing costs associated with the Gentiva Merger. Interest expense for 2014 included $17 million of pre-closing financing costs associated with the Gentiva Merger and $57 million of charges associated with debt refinancing. Excluding these charges, interest expense for 2015 and 2014 increased primarily as a result of long-term borrowings associated with the Gentiva Merger. Interest expense for 2013 included $1 million of charges associated with debt refinancing.

Investment income related primarily to our insurance subsidiary investments totaled $3 million in 2015 and $4 million in each of 2014 and 2013. Investment income in 2015, 2014 and 2013 included investment gains of $1 million, $3 million and $3 million, respectively, realized in each year for equity sales in our insurance subsidiary investment portfolio. Investment income in 2015 and 2013 was negatively impacted by pretax other-than-temporary impairments of investments of approximately $0.4 million and $0.1 million, respectively, held in our insurance subsidiary investment portfolio.

Income taxes

The provision (benefit) for income taxes is based upon our annual reported income or loss for each respective accounting period and includes the effect of certain non-taxable and non-deductible items. Our effective income tax rate was 45.2% in 2015, 8.6% in 2014 and 20.5% in 2013. The effective income tax rates for 2015 and 2014 were impacted by $12 million and $8 million, respectively, related to pretax transaction costs that are not deductible for income tax purposes. The effective income tax rate for 2013 was impacted by $32 million representing the portion of pretax asset impairment charges that are not deductible for income tax purposes. We recorded unfavorable income tax adjustments related to interest accrued for state income tax contingencies from prior years that increased the provision for income taxes by approximately $0.4 million in 2015. We recorded favorable income tax adjustments related to the resolution of state income tax contingencies from prior years that reduced the provision for income taxes by approximately $0.2 million in 2014 and $0.6 million in 2013.

Consolidated results

Loss from continuing operations before income taxes was $95 million in 2015 compared to income from continuing operations before income taxes of $5 million in 2014 and loss from continuing operations before income taxes of $51 million in 2013. Loss from continuing operations attributable to us was $94 million in 2015 compared to $14 million in 2014 and $44 million in 2013. Operating results in 2015 included transaction and integration costs, pre-closing financing costs, litigation contingency expense, retirement and severance costs, hospital, home health and hospice closing costs, customer contract litigation costs, write-off costs related to development projects and asset impairment charges totaling $326 million ($206 million net of income taxes). Operating results in 2014 included severance and retirement costs, an allowance for doubtful account for a customer bankruptcy, litigation costs, consulting fees, financing costs related to the Gentiva Merger, debt refinancing and transaction costs totaling $119 million ($77 million net of income taxes). Operating results in 2013 included one-time bonus costs, litigation charges, costs associated with the closing of a TC hospital and a home health location, severance and retirement costs, senior debt modification charges, asset impairment charges and transaction-related costs totaling $143 million ($99 million net of income taxes). See notes 1, 2, 3, 4, 12 and 21 of the notes to consolidated financial statements.

Results of Operations – Discontinued Operations

Loss from discontinued operations was $0.2 million in 2015 compared to $53 million in 2014 and $40 million in 2013. Discontinued operations included a favorable pretax adjustment of $5 million ($3 million net of income taxes) in 2015 and unfavorable pretax adjustments of $3 million ($2 million net of income taxes) in 2014 and $9 million ($6 million net of income taxes) in 2013 resulting from changes in estimates for professional liability reserves related to prior years.

We recorded a pretax gain on divestiture of operations of $2 million ($1 million net of income taxes) during 2015 compared to a pretax loss on divestiture of operations of $20 million ($13 million net of income taxes) during 2014 and $111 million ($84 million net of income taxes) during 2013.

See notes 5 and 9 of the notes to consolidated financial statements.

Liquidity

Operating cash flows

Cash flows provided by operations (including discontinued operations) aggregated $163 million for 2015, $105 million for 2014 and $199 million for 2013. During each year, we maintained sufficient liquidity to finance our routine capital expenditures, ongoing development programs and acquisitions (excluding the Gentiva Merger and the Centerre Acquisition).

Fluctuations in operating cash flows during the past three years were primarily attributable to changes in accounts receivable collections, the timing of income tax payments and the payment of one-time bonuses, lease cancellation, litigation, transaction, severance and financing payments. Operating cash flows for 2015 were negatively impacted by $232 million ($155 million net of income taxes) of litigation, severance, retirement, retention, lease termination fee, Gentiva Merger financing, debt refinancing and transaction payments. Operating cash flows for 2014 were negatively impacted by $117 million ($82 million net of income taxes) of litigation, severance, retirement, retention, Gentiva Merger financing, debt refinancing and transaction payments. Operating cash flows for 2013 were negatively impacted by $68 million ($44 million net of income taxes) of one-time employee bonus, lease termination, severance and retention, senior debt modification and transaction payments.

We utilize our ABL Facility to meet working capital needs and finance our acquisition and development activities. As a result, we typically carry minimal amounts of cash on our consolidated balance sheet. Based upon our expected operating cash flows and the availability of borrowings under our ABL Facility ($575 million at December 31, 2015), management believes that we have the necessary financial resources to satisfy our expected short-term and long-term liquidity needs.

On January 12, 2016, we entered into the Settlement Agreement and agreed to pay $125 million, plus accrued interest from August 31, 2015, to the United States. The Settlement Payment was made during the first quarter of 2016 and was financed with our ABL Facility.

Dividends and other payments

In August 2013, our Board of Directors approved the initiation of a cash dividend to our shareholders of $0.12 per share of Common Stock.

During 2015, we paid cash dividends of $0.12 per share of Common Stock on each of the following dates: December 11, 2015, September 4, 2015, June 10, 2015 and April 1, 2015.

During 2014, we paid cash dividends of $0.12 per share of Common Stock on each of the following dates: December 9, 2014, September 10, 2014, June 11, 2014 and March 27, 2014.

During 2013, we paid cash dividends of $0.12 per share of Common Stock on each of the following dates: December 9, 2013 and September 9, 2013.

In February 2016, our Board of Directors approved a cash dividend to our shareholders of $0.12 per share of Common Stock to be paid on April 1, 2016 to shareholders of record as of the close of business on March 10, 2016.

We made installment payments on the Units on December 1, 2015, September 1, 2015 and June 1, 2015, each of which consisted of a quarterly installment payment of $18.75 per Unit. We also made an installment payment on the Units on March 2, 2015, which consisted of a quarterly installment payment of $18.75 per Unit, plus a one-time incremental payment of $1.25 per Unit for the period between November 25, 2014 and December 1, 2014, for a total payment of $20.00 per Unit. To the extent that any Unit has been separated into its constituent Purchase Contract and its constituent share of Mandatory Redeemable Preferred Stock, the installment payment is payable only on the constituent share of Mandatory Redeemable Preferred Stock.

Future declarations of dividends will be subject to the approval of our Board of Directors and other restrictions provided in our Credit Facilities and the indentures governing our outstanding notes. The current cash dividend funding on our common stock will require the use of approximately $41 million on an annual basis. The current cash funding of installment payments on the Units will require approximately $13 million on an annual basis through 2017.

ABL Amendment No. 2 to the ABL Facility

On June 3, 2015, we entered into an amendment agreement to the Third Amended and Restated ABL Facility (the “ABL Amendment No. 2”), which modified the restrictions on the amount of cash and temporary cash investments that may be held outside of certain deposit accounts subject to control agreements.  Aside from the foregoing changes, the terms and conditions of the Third Amended and Restated ABL Facility were substantially similar to the terms and conditions before the effectiveness of the ABL Amendment No. 2.

Incremental Term Loan Amendment to Term Loan Facility

On March 10, 2015, we entered into an incremental amendment agreement to the Fourth Amended and Restated Term Loan Facility (the “Incremental Term Loan Agreement”), which provided for an incremental term loan in an aggregate principal amount of $200 million under our Fourth Amended and Restated Term Loan Facility. We used the net proceeds of the incremental term loan to repay outstanding borrowings under our Third Amended and Restated ABL Facility. The incremental term loan was issued with 50 basis points of original issue discount (“OID”) and has the same terms as, and is fungible with, all other term loans outstanding under our Fourth Amended and Restated Term Loan Facility. Aside from the foregoing changes, the terms and conditions of the Fourth Amended and Restated Term Loan Facility were substantially similar to the terms and conditions before the effectiveness of the Incremental Term Loan Agreement.

Gentiva Merger – Gentiva Financing Transactions

The following Gentiva Financing Transactions occurred in connection with the Gentiva Merger:

•	we issued $1.35 billion aggregate principal amount of senior notes;
•

we issued approximately 15 million shares of our Common Stock through two common stock offerings (see note 15 of the notes to consolidated financial statements) and issued 9.7 million shares of our Common Stock as the Stock Consideration (see note 2 of the notes to consolidated financial statements);

•	we issued 172,500 Units (see note 13 of the notes to consolidated financial statements); and
•	we amended our credit facilities.

Notes due 2020 and Notes due 2023 Offerings

On December 18, 2014, the Escrow Issuer, one of our subsidiaries, completed a private placement of $750 million aggregate principal amount of 8.00% Senior Notes due 2020 (previously defined as the Notes due 2020) and $600 million aggregate principal amount of 8.75% Senior Notes due 2023 (previously defined as the Notes due 2023) (the Notes due 2020 and the Notes due 2023 are collectively referred to as the “Notes”). The Notes due 2020 were issued pursuant to the indenture, dated as of December 18, 2014 (the “2020 Indenture”), between the Escrow Issuer and Wells Fargo Bank, National Association, as trustee. The Notes due 2023 were issued pursuant to the indenture, dated as of December 18, 2014 (the “2023 Indenture” and, together with the 2020 Indenture, the “Indentures”), between the Escrow Issuer and Wells Fargo Bank, National Association.

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

Under the terms of the Indentures, we may pay dividends pursuant to specified exceptions, including if our consolidated coverage ratio (as defined therein) is at least 2.0 to 1.0, we may also pay dividends in an amount equal to 50% of our consolidated net income (as defined therein) and 100% of the net cash proceeds from the issuance of capital stock, in each case since January 1, 2014. The making of certain other restricted payments or investments by us or our restricted subsidiaries would reduce the amount available for the payment of dividends pursuant to the foregoing exception.

Registration Rights Agreements – Notes due 2020 and Notes due 2023

On December 18, 2014, the Escrow Issuer entered into a registration rights agreement related to each of the Notes, each with Citigroup Global Markets Inc., as representative of the initial purchasers of the Notes. After the consummation of the Gentiva Merger, we and each of the Guarantors executed a joinder agreement to become parties to the registration rights agreements.

Pursuant to the registration rights agreements, we and the Guarantors agreed (among other obligations) to use commercially reasonable efforts to file with the SEC a registration statement relating to an offer to exchange each of the Notes due 2020 and the Notes due 2023 for registered notes with substantially identical terms and consummate such offer within 365 days after the issuance of the Notes. We commenced an exchange offer on September 29, 2015, which expired on October 28, 2015. We completed the registered exchange offer on October 30, 2015.

Common Stock Offerings

On November 25, 2014, in an offering registered with the SEC, we completed the sale of 5,000,000 shares of our Common Stock for cash and granted the underwriters a 30-day over-allotment option to purchase up to an additional 750,000 shares of Common Stock. On December 1, 2014, the underwriters exercised their over-allotment option to purchase 395,759 additional shares of Common Stock, which we closed on December 3, 2014. The net proceeds of this offering, after deducting the underwriting discount and offering expenses, were $101.0 million.

On June 25, 2014, in an offering registered with the SEC, we completed the sale of 9,000,000 shares of our Common Stock for cash and granted the underwriters a 30-day option to purchase up to an additional 1,350,000 shares of Common Stock, of which 723,468 shares were purchased on July 14, 2014. The net proceeds of this offering, after deducting the underwriting discount and offering expenses, were $220.4 million.

Gentiva Merger – Stock Consideration

In connection with the Gentiva Merger, we issued 9.7 million shares of Common Stock as part of the Stock Consideration (see note 2 to the notes to consolidated financial statements).

Units Offering

On November 25, 2014, in an offering registered with the SEC, we completed the sale of 150,000 Units for cash and granted the underwriters a 13-day over-allotment option to purchase up to an additional 22,500 Units. On December 1, 2014, the underwriters exercised in full their over-allotment option to purchase 22,500 additional Units, which we closed on December 3, 2014. Each Unit is composed of a Purchase Contract and one share of Mandatory Redeemable Preferred Stock, having a final preferred stock installment payment date of December 1, 2017 and an initial liquidation preference of $201.58 per share of Mandatory Redeemable Preferred Stock. The net proceeds from this offering, after deducting the underwriting discount and offering expenses, were $166.3 million. The Purchase Contracts were recorded as capital in excess of par value, net of issuance costs, and the Mandatory Redeemable Preferred Stock has been recorded as long-term debt.

As of December 31, 2015, holders of 85,121 Purchase Contracts elected early settlement. As a result, holders thereof received 43.0918 shares of Common Stock per Purchase Contract, resulting in approximately 3.7 million shares of Common Stock being issued by us.

Third Amendment Agreement to the ABL Facility and Incremental ABL Joinder

On October 31, 2014, we entered into the Third ABL Amendment Agreement among us, the consenting lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent. The Third ABL Amendment Agreement amended and restated the Second Amended and Restated ABL Facility (as defined below). The Third ABL Amendment Agreement, among other items, modified certain provisions related to the issuance of Notes into escrow accounts. Upon the consummation of the Gentiva Merger and the satisfaction of certain other conditions, the Third ABL Amendment Agreement further amended and restated the Third Amended and Restated ABL Facility to, among other items, modify certain provisions related to the incurrence of debt and the making of acquisitions, investments and restricted payments. The Third ABL Amendment Agreement did not modify the maturity date of the revolving commitments thereunder or the applicable interest rate margins applicable to any borrowings thereunder.

On December 12, 2014, we entered into the Incremental ABL Joinder among us, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, the incremental lenders party thereto and the other credit parties party thereto. Upon the consummation of the Gentiva Merger and the satisfaction of certain other conditions, the Incremental ABL Joinder provided for additional revolving commitments in an aggregate principal amount of $150 million under the Third Amended and Restated ABL Facility.

Aside from the foregoing changes, the terms and conditions of the Third Amended and Restated ABL Facility were substantially similar to the terms and conditions before the effectiveness of the Third ABL Amendment Agreement and the Incremental ABL Joinder.

All obligations under the ABL Facility are fully and unconditionally guaranteed, subject to certain customary release provisions, by substantially all of our existing and future direct and indirect domestic 100% owned subsidiaries, as well as certain non-100% owned domestic subsidiaries as we may determine from time to time in our sole discretion.

Fourth Amendment Agreement to Term Loan Facility

On November 25, 2014, we entered into a fourth amendment and restatement agreement (the “Fourth Term Loan Amendment Agreement”) among us, the consenting lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent. The Fourth Term Loan Amendment Agreement amended and restated the Third Amended and Restated Term Loan Facility (as defined below) (the “Fourth Amended and Restated Term Loan Facility”).

The Fourth Term Loan Amendment Agreement, among other items, (i) modified certain provisions related to the issuance of Notes into escrow accounts, (ii) increased the applicable interest rate margins for the London Interbank Offered Rate (“LIBOR”) borrowings from 3.00% to 3.25% and for base rate borrowings from 2.00% to 2.25%, (iii) temporarily increased the maximum total leverage ratio permitted under the financial maintenance covenants, (iv) included soft-call protection at a prepayment premium of 1.00% for twelve months starting from November 25, 2014 and (v) modified certain provisions related to the incurrence of debt and the making of acquisitions, investments and restricted payments. The Fourth Term Loan Amendment Agreement did not modify the maturity date of the loans made thereunder.

Aside from the foregoing changes, the terms and conditions of the Fourth Amended and Restated Term Loan Facility were substantially similar to the terms and conditions before the effectiveness of the Fourth Term Loan Amendment Agreement.

All obligations under the Term Loan Facility are fully and unconditionally guaranteed, subject to certain customary release provisions, by substantially all of our existing and future direct and indirect domestic 100% owned subsidiaries, as well as certain non-100% owned domestic subsidiaries as we may determine from time to time in our sole discretion.

Amendment to Notes due 2022

On January 30, 2015, following the receipt of sufficient consents to approve the proposed amendments, we, the guarantors of the Notes due 2022 (as defined below) and Wells Fargo Bank, National Association, as trustee, entered into the first supplemental indenture (the “2022 Notes Supplemental Indenture”) to the indenture governing the Notes due 2022. The 2022 Notes Supplemental Indenture conforms certain covenants, definitions and other terms in the indenture governing the Notes due 2022 to the covenants, definitions and terms contained in the Indentures governing the Notes due 2020 and the Notes due 2023. The amendments in the 2022 Notes Supplemental Indenture became effective following the consummation of the Gentiva Merger.

April 2014 Debt Refinancing

On April 9, 2014, we completed the refinancing of substantially all of our then existing debt with $2.25 billion of secured and unsecured debt, as detailed below.

Second ABL Amendment Agreement

On April 9, 2014, we entered into a second amendment and restatement agreement (the “Second ABL Amendment Agreement”) among us, the other credit parties party thereto, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the lenders party thereto. The Second ABL Amendment Agreement further amended and restated the Prior ABL Facility (the “Second Amended and Restated ABL Facility”).

The Second ABL Amendment Agreement, among other items, (1) extended the maturity date of the Prior ABL Facility from June 1, 2018 to April 9, 2019, (2) provided for the replacement of all revolving commitments outstanding under the Prior ABL Facility with new revolving commitments in the same principal amount, (3) increased the amounts available for incremental commitments and (4) amended certain provisions related to the incurrence of debt and liens and the making of acquisitions, investments and restricted payments.

The Second ABL Amendment Agreement also reduced the applicable interest rate margins for LIBOR borrowings from a range of 2.50% to 3.00% (depending on average daily excess availability) to a range of 2.00% to 2.50%. The applicable interest rate margins for base rate borrowings were also reduced from a range of 1.50% to 2.00% (depending on average daily excess availability) to a range from 1.00% to 1.50%.

Unamortized deferred financing costs related to the Prior ABL facility totaling $0.6 million ($0.4 million net of income taxes) were written off and recorded as interest expense during the year ended December 31, 2014.

Aside from the foregoing changes, the terms and conditions of the Second Amended and Restated ABL Facility were substantially similar to the terms and conditions before the effectiveness of the Second ABL Amendment Agreement.

Third Term Loan Amendment Agreement

On April 9, 2014, we also entered into a third amendment and restatement agreement (the “Third Term Loan Amendment Agreement”) among us, the other credit parties party thereto, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the lenders party thereto. The Third Term Loan Amendment Agreement further amended and restated the Prior Term Loan Facility, as amended by that certain Incremental Amendment No. 1 to the Term Loan Credit Agreement dated as of October 4, 2012 and as further amended and restated by that certain Amendment and Restatement Agreement dated as of May 30, 2013, and that certain Second Amendment and Restatement Agreement dated as of August 21, 2013 (the “Third Amended and Restated Term Loan Facility”).

The Third Term Loan Amendment Agreement, among other items, (1) extended the maturity date from June 1, 2018 to April 9, 2021, (2) provided for the replacement of all term loans outstanding under the Prior Term Loan Facility with new term loans in a principal amount of $1 billion, (3) reduced the applicable margin for LIBOR borrowings from 3.25% to 3.00% and, with respect to base rate borrowings, from 2.25% to 2.00%, (4) increased the available capacity for incremental term loans and (5) amended certain provisions related to the incurrence of debt and liens and the making of acquisitions, investments and restricted payments.

Unamortized deferred financing costs and OID related to the Prior Term Loan Facility totaling $5 million ($3 million net of income taxes) were written off and recorded as interest expense during the year ended December 31, 2014.

Aside from the foregoing changes, the terms and conditions of the Third Amended and Restated Term Loan Facility were substantially similar to the terms and conditions before the effectiveness of the Third Term Loan Amendment Agreement.

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

Under the terms of the Notes due 2022, we may pay dividends pursuant to specified exceptions, including if our consolidated coverage ratio (as defined therein) is at least 2.0 to 1.0, we may pay dividends in an amount equal to 50% of our consolidated net income (as defined therein) and 100% of the net cash proceeds from the issuance of capital stock. The making of certain other restricted payments or investments by us or our restricted subsidiaries would reduce the amount available for the payment of dividends pursuant to the foregoing exception. See “−Amendment to Notes due 2022” above.

Registration Rights Agreement – Notes due 2022

In connection with the Notes due 2022, on April 9, 2014, we and the 2022 Guarantors entered into a registration rights agreement with J.P. Morgan Securities LLC, on behalf of the initial purchasers of the Notes due 2022.

Pursuant to the registration rights agreement, we and the 2022 Guarantors agreed to use commercially reasonable efforts to file with the SEC a registration statement relating to an offer to exchange the Notes due 2022 for registered notes with substantially identical terms and consummate such offer within 365 days after the issuance of the Notes due 2022. On January 29, 2015, we completed the registered exchange offer for all of our outstanding Notes due 2022 for an equal principal amount of new Notes due

2022, which have been registered under the Securities Act. The exchange offer commenced on December 29, 2014 and was completed on January 28, 2015.

Redemption of Notes due 2019

On April 9, 2014, an irrevocable notice of redemption of our Notes due 2019 was delivered to the holders thereof, calling for redemption of the entire outstanding $550 million aggregate principal amount of the Notes due 2019 on May 9, 2014 pursuant to the terms of the indenture governing the Notes due 2019. The redemption price for the Notes due 2019 that were redeemed was equal to 100% of the principal amount of the Notes due 2019 plus accrued and unpaid interest on the Notes due 2019 but excluding the redemption date plus the applicable premium as defined in the indenture governing the Notes due 2019.

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

Unamortized deferred financing costs totaling $11 million ($7 million net of income taxes), the applicable premium totaling $36 million ($23 million net of income taxes) and interest expense for the period from April 9, 2014 to May 9, 2014 totaling $4 million ($2 million net of income taxes), all related to the Notes due 2019, were written off and recorded as interest expense during the year ended December 31, 2014.

Interest rate swaps

In December 2011, we entered into two interest rate swap agreements to hedge our floating interest rate on an aggregate of $225 million of debt outstanding under our Prior Term Loan Facility. The interest rate swaps had an effective date of January 9, 2012, and were scheduled to expire on January 11, 2016 and no longer apply to the Term Loan Facility. We were required to make payments based upon a fixed interest rate of 1.8925% calculated on the notional amount of $225 million. In exchange, we received interest on $225 million at a variable interest rate that was based upon the three-month LIBOR, subject to a minimum rate of 1.5%. We determined that these interest rate swaps qualified for cash flow hedge accounting treatment at December 31, 2015. However, an amendment to the Prior Term Loan Facility completed in May 2013 reduced the LIBOR floor from 1.5% to 1.0%, therefore some partial ineffectiveness resulted through the expiration of the interest rate swap agreement.

In March 2014, we entered into an additional interest rate swap agreement to hedge our floating interest rate on an aggregate of $400 million of debt outstanding under the Third Amended and Restated Term Loan Facility. On April 8, 2014, we completed a novation of a portion of our $400 million swap agreement to two new counterparties, each in the amount of $125 million. The original swap contract was not amended, terminated or otherwise modified. The interest rate swap had an effective date of April 9, 2014 and will expire on April 9, 2018 and continues to apply to the Term Loan Facility. We were required to make payments based upon a fixed interest rate of 1.867% calculated on the notional amount of $400 million. In exchange, we received interest on $400 million at a variable interest rate that is based upon the three-month LIBOR, subject to a minimum rate of 1.0%. We determined these interest rate swaps qualified for cash flow hedge accounting treatment at December 31, 2015.

In January 2016, we entered into three interest rate swap agreements to hedge our floating interest rate on an aggregate of $325 million of outstanding Term Loan Facility debt, which replaced the previous $225 million aggregate swap that expired on January 11, 2016. The interest rate swaps have an effective date of January 11, 2016, and expire on January 9, 2021. We are required to make payments based upon a fixed interest rate of 1.862% and 1.855% calculated on the notional amount of $175 million and $150 million, respectively. In exchange, we will receive interest on $325 million at a variable interest rate that is based upon the three-month LIBOR rate, subject to a minimum rate of 1.0%.

We record the effective portion of the gain or loss on these derivative financial instruments in accumulated other comprehensive income (loss) as a component of stockholders’ equity and record the ineffective portion of the gain or loss on these derivative financial instruments as interest expense. For both the years ended December 31, 2015 and December 31, 2014, losses of $0.2 million were recorded in interest expense for the portion of ineffectiveness recognized related to the interest rate swaps. For the year ended December 31, 2013, a gain of $0.4 million was recorded in interest expense for the portion of ineffectiveness recognized related to the interest rate swaps.

The aggregate fair value of the interest rate swaps recorded in other accrued liabilities was $4 million at both December 31, 2015 and December 31, 2014.

Other financing activities

As a result of deterioration in professional liability and workers compensation underwriting results of our limited purpose insurance subsidiary in 2012, we made a capital contribution of $14 million in 2013 to our limited purpose insurance subsidiary. This transaction was completed in accordance with applicable regulations and had no impact on earnings. No contribution was required to be paid in 2015 or 2014.

We were in compliance with the terms of the Credit Facilities and the indentures governing our outstanding notes at December 31, 2015.

Contractual obligations

Future payments of principal and interest due under long-term debt agreements and lease obligations as of December 31, 2015 follow (in thousands):

	Payments due by period
		Term Loan Facility (1)	Notes due 2020	Notes due 2023	Notes due 2022	Other long-term debt (2)	Mandatory Redeemable Preferred Stock (3)	Non-cancelable operating leases			Total
Year	Credit Facility							Ventas (4)	Other	Subtotal
2016	$3,391	$66,285	$60,000	$52,500	$31,875	$1,194	$12,937	$166,802	$159,519	$326,321	$554,503
2017	3,391	65,741	60,000	52,500	31,875	871	12,938	168,290	131,676	299,966	527,282
2018	3,391	62,710	60,000	52,500	31,875	372	−	139,356	113,576	252,932	463,780
2019	109,529	61,239	60,000	52,500	31,875	114	−	125,030	100,686	225,716	540,973
2020	−	60,721	752,500	52,500	31,875	−	−	107,840	87,019	194,859	1,092,455
Thereafter	−	1,136,061	−	707,188	541,172	–	−	372,970	419,999	792,969	3,177,390
	$119,702	$1,452,757	$992,500	$969,688	$700,547	$2,551	$25,875	$1,080,288	$1,012,475	$2,092,763	$6,356,383

(1)

The amount of the Term Loan Facility in the accompanying consolidated balance sheet at December 31, 2015 is net of an unamortized OID of approximately $6 million. The fixed interest rate related to the interest rate swap agreements was applied on $625 million of the Term Loan Facility. The Term Loan Facility interest is based upon the weighted average interest rate of 4.3% for the portion of debt not subject to the interest rate swap agreements, 4.6% for the $225 million of debt subject to interest rate swap agreements and 5.1% for the $400 million of debt subject to interest rate swap agreements, all as of December 31, 2015.

(2)	These amounts include our capital lease obligations as set forth in note 12 of the notes to consolidated financial statements, as well as other debt obligations.
(3)	The Mandatory Redeemable Preferred Stock interest is based upon the interest rate of 7.3% as of December 31, 2015.
(4)	See “Part I – Item 1 – Business – Master Lease Agreements – Rental Amounts and Escalators.”

As of December 31, 2015, we had approximately $327 million of allowances for professional liability risks and approximately $255 million of allowances for workers compensation risks that are excluded from the table above.

Off-Balance Sheet Arrangements

We have no other off-balance sheet arrangements that may have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, except for $62 million of letters of credit outstanding as of December 31, 2015.

Capital Resources

Capital expenditures and acquisitions

Excluding acquisitions, routine capital expenditures (expenditures necessary to maintain existing facilities that generally do not increase capacity or add services) totaled $122 million in 2015, $91 million in 2014 and $101 million in 2013. Hospital development capital expenditures (primarily new and replacement facility construction) totaled $2 million in 2014 and $12 million in 2013. Kindred Hospital Rehabilitation Services development capital expenditures (primarily new IRF development) totaled $5 million in 2015. Nursing center development capital expenditures (primarily the addition of transitional care services for higher acuity patients) totaled $12 million in 2015, $3 million in 2014 and was immaterial in 2013. Support center development capital expenditures totaled $3 million in 2015. These capital expenditures were financed primarily through internally generated funds. At December 31, 2015, the estimated cost to complete and equip construction in progress approximated $66 million. We believe that our capital expenditure program is adequate to improve and equip our existing facilities.

Expenditures for acquisitions totaled $674 million in 2015 (primarily related to the Gentiva Merger and the Centerre Acquisition), $24 million in 2014 and $224 million in 2013. Acquisition deposits totaled $195 million in 2014 for the Centerre Acquisition.

Other significant acquisitions in the past three years included the Senior Home Care Acquisition in December 2013 ($95 million) and the acquisition of previously leased real estate ($120 million). We financed these transactions with operating cash flows and our Prior ABL Facility.

Other Information

Effects of inflation and changing prices

We derive a substantial portion of our revenues from the Medicare and Medicaid programs. We have been, and could be in the future, materially adversely affected by the continuing efforts of governmental and private third party payors to contain healthcare costs.

We could be adversely affected by the continuing efforts of governmental and private third-party payors to contain healthcare costs. We cannot assure you that reimbursement payments under governmental and private third-party payor programs, including Medicare supplemental insurance policies, will remain at levels comparable to present levels or will be sufficient to cover the costs allocable to patients eligible for reimbursement pursuant to these programs. Medicare reimbursement in LTAC hospitals, IRFs, nursing centers, home health, and hospice is subject to fixed payments under the Medicare prospective payment systems. In accordance with Medicare laws, CMS makes annual adjustments to Medicare payment rates in many prospective payment systems under what is commonly known as a “market basket update.” Each year, MedPAC makes payment policy recommendations to Congress for a variety of Medicare payment systems. Congress is not obligated to adopt MedPAC recommendations, and, based upon outcomes in previous years, there can be no assurance that Congress will adopt MedPAC’s recommendations in a given year. Medicaid reimbursement rates in many states in which we operate nursing centers also are based upon fixed payment systems. Generally, these rates are adjusted annually for inflation. However, these adjustments may not reflect the actual increase in the costs of providing healthcare services. In addition, Medicaid reimbursement can be impacted negatively by state budgetary pressures, which may lead to reduced reimbursement or delays in receiving payments. Moreover, we cannot assure you that the facilities operated by us, or the provision of goods and services offered by us, will meet the requirements for participation in such programs.

Various healthcare reform provisions became law upon enactment of the ACA. The reforms contained in the ACA have affected each of our businesses in some manner and are directed in large part at increased quality and cost reductions. Several of the reforms are very significant and could ultimately change the nature of our services, the methods of payment for our services, and the underlying regulatory environment. These reforms include the possible modifications to the conditions of qualification for payment, bundling of payments to cover both acute and post-acute care, and the imposition of enrollment limitations on new providers.

The ACA also provides for: (1) reductions to the annual market basket payment updates for LTAC hospitals, IRFs, home health agencies, and hospice providers that could result in lower reimbursement than in the preceding year; (2) additional annual “productivity adjustment” reductions to the annual market basket payment update as determined by CMS for LTAC hospitals, IRFs, and nursing centers (beginning in federal fiscal year 2012), home health agencies (beginning in federal fiscal year 2015) and hospice providers (beginning in federal fiscal year 2013); (3) new transparency, reporting, and certification requirements for skilled nursing facilities, including disclosures regarding organizational structure, officers, directors, trustees, managing employees, and financial, clinical, and other related data; (4) a quality reporting system for hospitals (including LTAC hospitals and IRFs) beginning in federal fiscal year 2014; and (5) reductions in Medicare payments to hospitals (including LTAC hospitals and IRFs) beginning in federal fiscal year 2014 for failure to meet certain quality reporting standards or to comply with standards in new value-based purchasing demonstration project programs.

Further, the ACA mandates changes to home health and hospice benefits under Medicare. For home health, the ACA mandates creation of a value-based purchasing program, development of quality measures, a decrease in home health reimbursement beginning with federal fiscal year 2014 that will be phased-in over a four-year period, and a reduction in the outlier cap. In addition, the ACA requires the Secretary of HHS to test different models for delivery of care, some of which would involve home health services. It also requires the Secretary to establish a national pilot program for integrated care for patients with certain conditions, bundling payment for acute hospital care, physician services, outpatient hospital services (including emergency department services), and post-acute care services, which would include home health. The ACA further directed the Secretary of HHS to rebase payments for home health that resulted in a decrease in home health reimbursement, which began in 2014 and will be phased-in over a four-year period. The Secretary is also required to conduct a study to evaluate costs and quality of care among efficient home health agencies regarding access to care and treating Medicare beneficiaries with varying severity levels of illness and provide a report to Congress.

The healthcare reforms and changes resulting from the ACA, as well as other similar healthcare reforms, could have a material adverse effect on our business, financial position, results of operations, and liquidity.

LTAC Legislation

The LTAC Legislation creates new Medicare criteria and payment rules for LTAC hospitals. Under the new criteria set forth in the LTAC Legislation, LTAC hospitals treating patients with at least a three-day prior stay in an acute care hospital intensive care unit and patients on prolonged mechanical ventilation admitted from an acute care hospital will continue to receive payment under LTAC PPS. Other patients will continue to have access to LTAC care, whether they are admitted to LTAC hospitals from acute care hospitals or directly from other settings or the community, and in such cases, LTAC hospitals will be paid at a “site-neutral” rate for these patients, based on the lesser of per diem Medicare rates paid for patients with the same diagnoses under IPPS or an estimate of cost. We expect the majority of these site neutral payments will be materially less than the payments currently provided under LTAC PPS.

The effective date of the new patient criteria is October 1, 2015, tied to each LTAC hospital’s cost reporting period, followed by a two-year phase-in period. During the phase-in period, payment for patients receiving the site neutral rate will be based 50% on the current LTAC PPS and 50% on the new site neutral rate. CMS estimates an overall net reduction in Medicare revenue of 4.6% for those hospitals receiving this 50/50 blended reimbursement. All of our TC hospitals (which are certified as LTAC hospitals under the Medicare program) have a cost reporting period starting on September 1 of each year, and thus the phase-in of the new patient criteria will not begin for our TC hospitals until September 1, 2016, and full implementation of the new criteria will not occur until September 1, 2018.

We continue to analyze Medicare and internal data to estimate the number of our Medicare cases that would, on a static retrospective basis, be paid a full MS-LTC-DRG payment under LTAC PPS upon implementation of new patient criteria versus receiving a site neutral rate. At present, prior to the implementation of new patient criteria, approximately 70% of our Medicare LTAC cases are paid a full MS-LTC-DRG payment under LTAC PPS, with the remaining approximately 30% paid under the short-stay or very short-stay outlier payment process. At this time, and based primarily on 2013 data provided in the proposed regulations issued by CMS on April 17, 2015, we estimate a 30 percentage point shift in payment category for Medicare LTAC cases once the new patient criteria is fully phased in, resulting in, on a static prospective basis, an estimated 40% of our Medicare LTAC cases qualifying for the full MS-LTC-DRG payment under LTAC PPS, and the remaining estimated 60% of our Medicare LTAC cases instead qualifying for either the site neutral rate or payment under the short-stay outlier payment process. These percentages do not reflect the significant efforts and actions we are and will be undertaking to expand our LTAC patient population and adapt our facility operations, business plans, programs, and other initiatives to reduce and otherwise mitigate the financial and other impacts of the LTAC Legislation and new patient criteria.

The additional patient criteria imposed by the LTAC Legislation will reduce the population of patients eligible for our hospital services and change the basis upon which we are paid for other patients. In addition, the LTAC Legislation will be subject to additional governmental regulations and the interpretation and enforcement of those regulations. The LTAC Legislation, the implementation of new patient criteria, changes in referral patterns, and other associated elements could have a material adverse effect on our business, financial position, results of operations, and liquidity.

In addition, certain third-parties, known as conveners, offer patient placement and care transition services to managed care companies, Medicare Advantage plans, bundled payment participants, accountable care organizations, and other healthcare providers as part of an effort to manage PAC utilization and associated costs. Thus, conveners influence patient decision on which PAC setting to choose, as well as how long to remain in a particular PAC facility. Given their focus on perceived financial savings, conveners customarily suggest that patients avoid higher cost PAC settings altogether or move as soon as practicable to lower cost PAC settings. However, conveners are not healthcare providers and may suggest a PAC setting or duration of care that may not be appropriate from a clinical perspective. Conveners may suggest that patients select alternate care settings to our TC hospitals, IRFs, nursing centers or home health and hospice locations or otherwise suggest shorter lengths of stay in such settings. Because LTAC hospitals are the highest cost PAC setting due to the intensity of services provided to patients in these facilities, we believe that our TC hospitals are the most likely to be adversely affected by the activities of these third-party conveners.

Congress, MedPAC, and CMS will continue to address reimbursement rates for a variety of healthcare settings. We cannot predict the adjustments to Medicare payment rates that Congress or CMS may make in the future. Any downward adjustment to rates for the types of services we provide could have a material adverse effect on our business, financial position, results of operations and liquidity.

Congress continues to discuss additional deficit reduction measures, leading to a high degree of uncertainty regarding potential reforms to governmental healthcare programs, including Medicare and Medicaid. These discussions, along with other continuing efforts to reform governmental healthcare programs, could result in major changes in healthcare delivery and reimbursement systems on a national and state level, including changes directly impacting the government and private reimbursement systems for each of our businesses. Healthcare reform, future healthcare legislation, or other changes in the administration or interpretation of governmental healthcare programs, whether resulting from deficit reduction measures or otherwise, could have a material adverse effect on our business, financial position, results of operations, and liquidity.

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

The following table provides information about our financial instruments as of December 31, 2015 that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted average interest rates by expected maturity date.

Interest Rate Sensitivity

Principal (Notional) Amount by Expected Maturity

Average Interest Rate

(Dollars in thousands)

	Expected maturities							Fair value 12/31/15
	2016	2017	2018	2019	2020	Thereafter	Total
Liabilities:
Long-term debt, including amounts due within one year:
Fixed rate:
Notes due 2020	$–	$–	$–	$–	$750,000	$–	$750,000	$731,625
Notes due 2022	–	–	–	–	–	500,000	500,000	430,950
Notes due 2023	–	–	–	–	–	600,000	600,000	552,060
Mandatory Redeemable Preferred Stock	11,514	12,372	–	–	–	–	23,886	15,495
Other	836	553	143				1,532	1,532	(a)
	$12,350	$12,925	$143	$–	$750,000	$1,100,000	$1,875,418	$1,731,662
Average interest rate	6.9%	7.1%	2.7%		8.0%	7.7%
Variable rate:
ABL Facility (b)	$–	$–	$–	$108,600	$–	$–	$108,600	$108,600
Term Loan Facility (c,d)	12,010	12,010	12,010	12,010	12,010	1,122,940	1,182,990	1,138,628
	$12,010	$12,010	$12,010	$120,610	$12,010	$1,122,940	$1,291,590	$1,247,228

(a)	Calculated based upon the net present value of future principal and interest payments using an average interest rate of 2.6%.
(b)

Interest on borrowings under our ABL Facility is payable at a rate per annum equal to the applicable margin plus, at our option, either: (1) LIBOR determined by reference to the costs of funds for Eurodollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, or (2) a base rate determined by reference to the highest of: (a) the prime rate of JPMorgan Chase Bank, N.A., (b) the federal funds effective rate plus one-half of 1.00% and (c) LIBOR as described in subclause (1) plus 1.00%. At December 31, 2015, the applicable margin for borrowings under the ABL Facility was 2.00% with respect to LIBOR borrowings and 1.00% with respect to base rate borrowings. The applicable margin is subject to adjustment each fiscal quarter, based upon average historical excess availability during the preceding quarter.

(c)

Interest on borrowings under the Term Loan Facility is payable at a rate per annum equal to an applicable margin plus, at our option, either: (1) LIBOR determined by reference to the costs of funds for Eurodollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, or (2) a base rate determined by reference to the highest of: (a) the prime rate of JPMorgan Chase Bank, N.A., (b) the federal funds effective rate plus one-half of 1.00% and (c) LIBOR described in subclause (1) plus 1.00%. LIBOR is subject to an interest rate floor of 1.00%. The applicable margin for borrowings under the Term Loan Facility was 3.25% with respect to LIBOR borrowings and 2.25% with respect to base rate borrowings. The expected maturities for the Term Loan Facility exclude the OID of approximately $6 million.

(d)

In December 2011, we entered into two interest rate swap agreements to hedge our floating interest rate on an aggregate of $225 million of outstanding Prior Term Loan Facility debt. The interest rate swaps had an effective date of January 9, 2012, and were scheduled to expire on January 11, 2016 and no longer apply to the Term Loan Facility. We were required to make payments based upon a fixed interest rate of 1.8925% calculated on the notional amount of $225 million. In exchange, we received interest on $225 million at a variable interest rate that was based upon the three-month LIBOR rate, subject to a minimum rate of 1.5%. In March 2014, we entered into an additional interest rate swap agreement to hedge our floating interest rate on an aggregate of $400 million of debt outstanding under the Third Amended and Restated Term Loan Facility. On April 8, 2014, we completed a novation of a portion of our $400 million swap agreement to two new counterparties, each in the amount of $125 million. The original swap contract was not amended, terminated or otherwise modified. The interest rate swap had an effective date of April 9, 2014 and will expire on April 9, 2018 and continues to apply to the Term Loan Facility. We are required to make payments based upon a fixed interest rate of 1.867% calculated on the notional amount of $400 million. In exchange, we will receive interest on $400 million at a variable interest rate that is based upon the three-month LIBOR, subject to a minimum rate of 1.0%. In January 2016, we entered into three interest rate swap agreements to hedge our floating interest rate on an aggregate of $325 million of outstanding Term Loan Facility debt, which replaced the previous $225 million aggregate swap that expired on January 11, 2016. The interest rate swaps have an effective date of January 11, 2016, and expire on January 9, 2021. We are required to make payments based upon a fixed interest rate of 1.862% and 1.855% calculated on the notional amount of $175 million and $150 million, respectively. In exchange, we will receive interest on $325 million at a variable interest rate that is based upon the three-month LIBOR rate, subject to a minimum rate of 1.0%.

Item 8.	Financial Statements and Supplementary Data

The information required by this Item 8 is included in appendix pages F-2 through F-67 of this Annual Report on Form 10-K, which is incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2015, the disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, are effective.

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
(2)

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

(3)

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Based upon our assessment, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2015, based upon the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

We have excluded Gentiva and its subsidiaries and Centerre and its subsidiaries from the assessment of internal control over financial reporting as of December 31, 2015. Gentiva was acquired by the Company in a purchase business combination on February 2, 2015. Gentiva and its consolidated subsidiaries represented 7% and 27% of our consolidated total assets and total revenues, respectively, as of and for the year ended December 31, 2015. Centerre was acquired by the Company in a purchase business combination on January 1, 2015. Centerre and its consolidated subsidiaries represented 2% and 3% of our consolidated total assets and total revenues, respectively, as of and for the year ended December 31, 2015. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears herein.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below are the names, ages (as of January 1, 2016) and present and past positions of our current executive officers:

Name	Age	Position
Benjamin A. Breier	44	President and Chief Executive Officer
Kent H. Wallace	60	Executive Vice President and Chief Operating Officer
Stephen D. Farber	46	Executive Vice President, Chief Financial Officer
Peter K. Kalmey	41	President, Hospital Division
David A. Causby	44	Executive Vice President and President, Kindred at Home
Jon B. Rousseau	42	Executive Vice President and President, Kindred Rehabilitation Services
Michael W. Beal	48	President, Nursing Center Division
William M. Altman	56	Executive Vice President for Strategy, Policy and Integrated Care
Stephen R. Cunanan	51	Chief Administrative Officer and Chief People Officer
Joseph L. Landenwich	51	General Counsel and Corporate Secretary

Benjamin A. Breier has served as one of our directors and as Chief Executive Officer since March 2015 and as President since May 2012. Mr. Breier served as our Chief Operating Officer from August 2010 until March 2015. He served as our Executive Vice President and President, Hospital Division from March 2008 until August 2010, and as President, Rehabilitation Division from August 2005 to March 2008.

Kent H. Wallace has served as our Executive Vice President and Chief Operating Officer since February 2015. Prior to joining us, Mr. Wallace served from February 2013 to January 2014 as Chief Executive Officer of RegionalCare Hospital Partners, Inc., an operator of community hospitals. Prior to that, Mr. Wallace was the President and Chief Operating Officer of Vanguard Health Systems, Inc. (formerly NYSE:VHS) from 2005 to 2013. Mr. Wallace also previously worked for Province Healthcare Company, Tenet Healthcare Corp., and HCA Holdings, Inc.

Stephen D. Farber has served as our Executive Vice President, Chief Financial Officer since February 2014. Prior to joining us, Mr. Farber served from May 2013 to December 2013 as Executive Vice President and Chief Financial Officer of Rural/Metro Corporation, the nation’s leading provider of ambulance, fire protection, and safety services, where he led that company’s financial restructuring efforts. Prior to joining Rural/Metro Corporation, Mr. Farber’s principal roles included serving (1) from 2011 to 2012 as Executive-in-Residence with Warburg Pincus LLC, a global private equity firm, (2) from 2006 to 2009 as Chairman and Chief Executive Officer of Connance, Inc., a predictive analytics provider to healthcare companies, and (3) from 2002 to 2005 as Chief Financial Officer of Tenet Healthcare Corporation (NYSE:THC), which was, at the time, the nation’s second largest hospital operator.

Peter K. Kalmey has served as our President, Hospital Division since January 2016. He previously served as our Chief Operating Officer, Hospital Division from October 2013 to December 2015, and as Vice President, Operations, Hospital Division from 2010 to 2013. In addition, Mr. Kalmey has served in other operational and financial positions with the Company since 1995.

David A. Causby has served as our Executive Vice President and President, Kindred at Home since February 2015. Prior to joining us, Mr. Causby served in various capacities with Gentiva, including as its President and Chief Operating Officer from May 2014 to February 2015, Executive Vice President and Chief Operating Officer from October 2013 to May 2014, Senior Vice President and President, Home Health Division from May 2011 to October 2013, and Senior Vice President of Operations from 2008 to May 2011.

Jon B. Rousseau has served as our Executive Vice President and President, Kindred Rehabilitation Services since March 2015. Mr. Rousseau served as our President, Care Management Division from July 2013 until March 2015. Prior to joining us, Mr. Rousseau served as Vice President of Global Marketing for Mylan, Inc. (NASDAQ:MYL), a specialty pharmaceutical company focused on the development, manufacturing, and marketing of prescription drug products, from August 2012 to June 2013, and as Vice President of North American Marketing from May 2011 to August 2012. Prior to joining Mylan, Mr. Rousseau served as Global Senior Director for the continuous glucose monitoring franchise of Medtronic, Inc. (NYSE:MDT), the world’s leading medical device maker, from November 2007 to April 2011.

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

Stephen R. Cunanan has served as our Chief Administrative Officer and Chief People Officer since March 2015. Mr. Cunanan served as our Chief People Officer from June 2013 until March 2015. Prior to joining us, Mr. Cunanan served as Chief Human Resources Officer for Catalyst Health Solutions, Inc. (formerly NASDAQ:CHSI), a Fortune 500 pharmacy benefit management and specialty pharmacy organization, from July 2011 to August 2012, and as Global Vice President, Human Resources for Johnson & Johnson (NYSE:JNJ), a Fortune 500 medical devices, pharmaceutical, and consumer packaged goods manufacturer, from 2007 through July 2011.

Joseph L. Landenwich, an attorney and certified public accountant, has served as our General Counsel and Corporate Secretary since January 2016. Mr. Landenwich served as our Co-General Counsel and Corporate Secretary from May 2012 to January 2016. He served as our Senior Vice President of Corporate Legal Affairs and Corporate Secretary from December 2003 to May 2012. Mr. Landenwich served as Vice President of Corporate Legal Affairs and Corporate Secretary from November 1999 to December 2003.

As noted above, Mr. Farber served as Executive Vice President and Chief Financial Officer of Rural/Metro Corporation from May 2013 to December 2013, where he led such company’s financial restructuring. Rural/Metro Corporation and its affiliates filed a voluntary petition under the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware on August 4, 2013.

The information required by this Item, other than the information set forth above under “Executive Officers of the Registrant,” is omitted because we are filing a definitive proxy statement, which will include the required information under the sections entitled Proposal to Elect Directors, Certain Information Concerning the Board of Directors, Section 16(a) Beneficial Ownership Reporting Compliance, Code of Ethics, and Related Person Transactions, pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K. The required information contained in our proxy statement is incorporated herein by reference.

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

The information required by this Item is omitted because we are filing a definitive proxy statement, which will include the required information under the sections titled Securities Authorized for Issuance under Equity Compensation Plans and Security Ownership of Certain Beneficial Owners and Management, pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K. The required information contained in our proxy statement is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is omitted because we are filing a definitive proxy statement, which will include the required information under the sections titled Director Independence, Code of Business Conduct and Ethics and Related Person Transactions, pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K. The required information contained in our proxy statement is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information required by this Item is omitted because we are filing a definitive proxy statement, which will include the required information under the section titled Proposal to Ratify the Appointment of PricewaterhouseCoopers LLP as our Independent Registered Public Accounting Firm for Fiscal Year 2016, pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K. The required information contained in our proxy statement is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) and (a)(2) Index to Consolidated Financial Statements and Financial Statement Schedules:

(a)	All other schedules have been omitted because the required information is not present or not present in material amounts.

(a)(3)     Index to Exhibits:

EXHIBIT INDEX

Exhibit No	Description of Exhibits

2.1#

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

2.3

Agreement and Plan of Merger, dated as of February 7, 2011, among Kindred Healthcare, Inc., Kindred Healthcare Development, Inc. and RehabCare Group, Inc. (incorporated by reference to Exhibit 2.1 to Kindred’s Current Report on Form 8-K filed on February 8, 2011 (Comm. File No. 001-14057)) is hereby incorporated by reference.

2.4

Amendment to Agreement and Plan of Merger, dated May 12, 2011, among Kindred Healthcare, Inc., Kindred Healthcare Development, Inc. and RehabCare Group, Inc. (incorporated by reference to Exhibit 2.1 to Kindred’s Current Report on Form 8-K filed on May 12, 2011 (Comm. File No. 001-14057)) is hereby incorporated by reference.

2.5#

Agreement and Plan of Merger, dated as of October 9, 2014, among Gentiva Health Services, Inc., Kindred Healthcare, Inc. and Kindred Healthcare Development 2, Inc. (incorporated by reference to Exhibit 2.1 to Kindred’s Current Report on Form 8-K filed on October 14, 2014 (Comm. File No. 001-14057)).

2.6#

Agreement and Plan of Merger, dated as of November 11, 2014, among Kindred Healthcare, Inc., RehabCare Development 6, Inc., Centerre Healthcare Corporation, the stockholders party thereto and Fortis Advisors LLC (incorporated by reference to Exhibit 2.1 to Kindred’s Current Report on Form 8-K filed on November 12, 2014 (Comm. File No. 001-14057)).

3.1

Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 4.1 to Kindred’s Registration Statement on Form S-3 filed on August 31, 2001 (Comm. File No. 333-68838)).

3.2

Certificate of Amendment of Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Kindred’s Form 10-Q for the quarterly period ended March 31, 2002 (Comm. File No. 001-14057)).

3.3	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to Kindred’s Current Report on Form 8-K filed on October 30, 2015 (Comm. File No. 001-14057)).

3.4

Certificate of Designations of 7.25% Mandatory Redeemable Preferred Stock, Series A, dated as of November 24, 2014 (incorporated by reference to Exhibit 3.1 to Kindred’s Current Report on Form 8-K filed on November 25, 2014 (Comm. File No. 001-14057)).

3.5	Certificate of Correction, dated as of November 24, 2014 (incorporated by reference to Exhibit 3.2 to Kindred’s Current Report on Form 8-K filed on November 25, 2014 (Comm. File No. 001-14057)).

3.6

Certificate of Ownership and Merger merging Kindred Escrow Corp. II into Kindred Healthcare, Inc. (incorporated by reference to Exhibit 3.1 to Kindred’s Current Report on Form 8-K filed on February 3, 2015 (Comm. File No. 001-14057)).

4.1	Articles IV, IX, X and XII of the Restated Certificate of Incorporation of the Company (included in Exhibit 3.1).

Exhibit No	Description of Exhibits

4.2

Indenture relating to the 2022 Notes (including form of the 2022 note), dated as of April 9, 2014, among Kindred Healthcare, Inc., the Guarantors party thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to Kindred’s Current Report on Form 8-K filed on April 14, 2014 (Comm. File No. 001-14057)).

4.3

First Supplemental Indenture, dated as of January 30, 2015, among Kindred Healthcare, Inc., the Subsidiary Guarantors party thereto and Wells Fargo Bank, National Association, as trustee (2022 notes) (incorporated by reference to Exhibit 4.5 to Kindred’s Current Report on Form 8-K filed on February 3, 2015 (Comm. File No. 001-14057)).

4.4

Second Supplemental Indenture, dated as of February 2, 2015, among Kindred Healthcare, Inc., the Subsidiary Guarantors party thereto and Wells Fargo Bank, National Association, as trustee (2022 Notes) (incorporated by reference to Exhibit 4.3 to the Company’s Form 10-Q for the quarterly period ended June 30, 2015 (Comm. File No. 001-14057)).

4.5

Third Supplemental Indenture, dated as of April 13, 2015, among Kindred Healthcare, Inc., the Subsidiary Guarantor party thereto and Wells Fargo Bank, National Association, as trustee (2022 Notes) (incorporated by reference to Exhibit 4.4 to the Company’s Form 10-Q for the quarterly period ended June 30, 2015 (Comm. File No. 001-14057)).

4.6

Fourth Supplemental Indenture, dated as of June 5, 2015, among Kindred Healthcare, Inc., the Subsidiary Guarantor party thereto and Wells Fargo Bank, National Association, as trustee (2022 Notes) (incorporated by reference to Exhibit 4.5 to the Company’s Form 10-Q for the quarterly period ended June 30, 2015 (Comm. File No. 001-14057)).

4.7

Indenture relating to the 2020 Notes (including form of the 2020 note), dated as of December 18, 2014, between Kindred Escrow Corp. II and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to Kindred’s Current Report on Form 8-K filed on December 18, 2014 (Comm. File No. 001-14057)).

4.8

First Supplemental Indenture, dated as of February 2, 2015, among Kindred Healthcare, Inc., the Subsidiary Guarantors party thereto and Wells Fargo Bank, National Association, as trustee (2020 Notes) (incorporated by reference to Exhibit 4.1 to Kindred’s Current Report on Form 8-K filed on February 3, 2015 (Comm. File No. 001-14057)).

4.9

Second Supplemental Indenture, dated as of April 13, 2015, among Kindred Healthcare, Inc., the Subsidiary Guarantor party thereto and Wells Fargo Bank, National Association, as trustee (2020 Notes) (incorporated by reference to Exhibit 4.1 to the Company’s Form 10-Q for the quarterly period ended June 30, 2015 (Comm. File No. 001-14057)).

4.10

Third Supplemental Indenture, dated as of June 5, 2015, among Kindred Healthcare, Inc., the Subsidiary Guarantor party thereto and Wells Fargo Bank, National Association, as trustee (2020 Notes) (incorporated by reference to Exhibit 4.2 to the Company’s Form 10-Q for the quarterly period ended June 30, 2015 (Comm. File No. 001-14057)).

4.11

Indenture relating to the 2023 Notes (including form of 2023 note), dated as of December 18, 2014, between Kindred Escrow Corp. II and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to Kindred’s Current Report on Form 8-K filed on December 18, 2014 (Comm. File No. 001-14057)).

4.12

First Supplemental Indenture, dated as of February 2, 2015, among Kindred Healthcare, Inc., the Subsidiary Guarantors party thereto and Wells Fargo Bank, National Association, as trustee (2023 notes) (incorporated by reference to Exhibit 4.2 to Kindred’s Current Report on Form 8-K filed on February 3, 2015 (Comm. File No. 001-14057)).

4.13

Second Supplemental Indenture, dated as of April 13, 2015, among Kindred Healthcare, Inc., the Subsidiary Guarantor party thereto and Wells Fargo Bank, National Association, as trustee (2023 Notes) (incorporated by reference to Exhibit 4.6 to the Company’s Form 10-Q for the quarterly period ended June 30, 2015 (Comm. File No. 001-14057)).

4.14

Third Supplemental Indenture, dated as of June 5, 2015, among Kindred Healthcare, Inc., the Subsidiary Guarantor party thereto and Wells Fargo Bank, National Association, as trustee (2023 Notes) (incorporated by reference to Exhibit 4.7 to the Company’s Form 10-Q for the quarterly period ended June 30, 2015 (Comm. File No. 001-14057)).

Exhibit No	Description of Exhibits

4.15	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.5 of Kindred’s Registration Statement on Form S-3 filed on November 17, 2014 (Comm. File No. 001-14057)).

4.16

Purchase Contract Agreement, dated November 25, 2014, between the Company and U.S. Bank National Association, as purchase contract agent and attorney-in-fact for holders of Purchase Contracts (incorporated by reference to Exhibit 4.1 to Kindred’s Current Report on Form 8-K filed on November 25, 2014 (Comm. File No. 001-14057)).

4.17	Form of Unit (incorporated by reference to Exhibit 4.16 hereto).

4.18	Form of Purchase Contract (incorporated by reference to Exhibit 4.16 hereto).

4.19	Form of Mandatory Redeemable Preferred Stock (incorporated by reference to Exhibit 3.4 hereto).

10.1#

Third Amended and Restated ABL Credit Agreement dated as of February 2, 2015, among Kindred Healthcare, Inc., the Consenting Lenders and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to Kindred’s Current Report on Form 8-K filed on February 3, 2015 (Comm. File No. 001-14057)).

10.2

Amendment No. 2 to the ABL Credit Agreement dated as of June 3, 2015, among Kindred Healthcare, Inc., the Consenting Lenders and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarterly period ended June 30, 2015 (Comm. File No. 001-14057)).

10.3#

Incremental Joinder dated as of December 12, 2014, by and among Kindred Healthcare, Inc., the other Credit Parties and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to Kindred’s Form 8-K filed on December 15, 2014 (Comm. File No. 001-14057)).

10.4#

Fourth Amendment and Restatement Agreement dated as of November 25, 2014, by and among Kindred Healthcare, Inc., the Consenting Lenders and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to Kindred’s Current Report on Form 8-K filed on November 25, 2014 (Comm. File No. 001-14057)).

10.5#

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

10.7

Form of Indemnification Agreement between the Company and each member of its Board of Directors (incorporated by reference to Exhibit 10.21 to Kindred’s Form 10-K for the year ended December 31, 2001 (Comm. File No. 001-14057)).

10.8

Kindred Deferred Compensation Plan, Third Amendment and Restatement effective as of January 1, 2009 (incorporated by reference to Exhibit 10.4 to Kindred’s Form 10-Q for the quarterly period ended September 30, 2008 (Comm. File No. 001-14057)).

10.9

Amendment No. 1 to the Third Amendment and Restatement of the Kindred Deferred Compensation Plan, effective as of December 21, 2011 (incorporated by reference to Exhibit 10.9 to Kindred’s Form 10-K for the year ended December 31, 2011 (Comm. File No. 001-14057)).

Exhibit No	Description of Exhibits

10.10

Amendment No. 2 to the Third Amendment and Restatement of the Kindred Deferred Compensation Plan, effective as of January 1, 2013 (incorporated by reference to Exhibit 10.6 to Kindred’s Form 10-K for the year ended December 31, 2012 (Comm. File No. 001-14057)).

10.11

Amendment No. 3 to the Third Amendment and Restatement of the Kindred Deferred Compensation Plan, effective as of August 1, 2014 (incorporated by reference to Exhibit 10.13 to Kindred’s Registration Statement on Form S-4 filed on December 15, 2014 (Commission File No. 333-200963)).

10.12*	Amendment No. 4 to the Third Amendment and Restatement of the Kindred Deferred Compensation Plan, effective as of January 1, 2016.

10.13

Amended and Restated Kindred Healthcare, Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.5 to Kindred’s Form 10-Q for the quarterly period ended March 31, 2009 (Comm. File No. 001-14057)).

10.14	Kindred Healthcare, Inc. Short-Term Incentive Plan (incorporated by reference to Annex A to Kindred’s Definitive Proxy Statement on Schedule 14A dated April 4, 2013 (Comm. File No. 001-14057)).

10.15	Kindred Healthcare, Inc. Long-Term Incentive Plan (incorporated by reference to Annex B to Kindred’s Definitive Proxy Statement on Schedule 14A dated April 4, 2013 (Comm. File No. 001-14057)).

10.16

Consulting Agreement dated as of December 12, 2013 by and between Kindred Healthcare, Inc. and Edward L. Kuntz (incorporated by reference to Exhibit 10.13 to Kindred’s Form 10-K for the year ended December 31, 2013 (Comm. File No. 001-14057)).

10.17

Employment Agreement dated as of October 30, 2014 by and between Kindred Healthcare Operating, Inc. and Paul J. Diaz (incorporated by reference to Exhibit 10.2 to Kindred’s Current Report on Form 8-K filed on October 31, 2014 (Comm. File No. 001-14057)).

10.18

Employment Agreement effective as of February 2, 2015 by and between Kindred Healthcare Operating, Inc. and Kent H. Wallace (incorporated by reference to Exhibit 10.1 to Kindred’s Current Report on Form 8-K filed on January 27, 2015 (Comm. File No. 001-14057)).

10.19

Change-in-Control Severance Agreement effective as of February 2, 2015 by and between Kindred Healthcare Operating, Inc. and Kent H. Wallace (incorporated by reference to Exhibit 10.2 to Kindred’s Current Report on Form 8-K filed on January 27, 2015 (Comm. File No. 001-14057)).

10.20

Employment Agreement dated as of May 17, 2012 by and between Kindred Healthcare Operating, Inc. and William M. Altman (incorporated by reference to Exhibit 10.6 to Kindred’s Form 10-Q for the quarterly period ended June 30, 2012 (Comm. File No. 001-14057)).

10.21

Change-in-Control Severance Agreement dated as of November 13, 2009 by and between Kindred Healthcare Operating, Inc. and William M. Altman (incorporated by reference to Exhibit 10.29 to Kindred’s Form 10-K for the year ended December 31, 2009 (Comm. File No. 001-14057)).

10.22*	Employment Agreement dated as of January 1, 2016 by and between Kindred Healthcare Operating, Inc. and Joseph L. Landenwich.

10.23

Change-in-Control Severance Agreement dated as of November 13, 2009 by and between Kindred Healthcare Operating, Inc. and Joseph L. Landenwich (incorporated by reference to Exhibit 10.33 to Kindred’s Form 10-K for the year ended December 31, 2009 (Comm. File No. 001-14057)).

10.24

Employment Agreement effective as of March 31, 2015, by and between Kindred Healthcare Operating, Inc. and Benjamin A. Breier (incorporated by reference to Exhibit 10.1 to Kindred’s Current Report on Form 8-K filed on October 31, 2014 (Comm. File No. 001-14057)).

Exhibit No	Description of Exhibits

10.25

Change-in-Control Severance Agreement dated as of November 13, 2009 by and between Kindred Healthcare Operating, Inc. and Benjamin A. Breier (incorporated by reference to Exhibit 10.35 to Kindred’s Form 10-K for the year ended December 31, 2009 (Comm. File No. 001-14057)).

10.26

Employment Agreement dated as of February 3, 2014 by and between Kindred Healthcare Operating, Inc. and Stephen D. Farber (incorporated by reference to Exhibit 10.1 to Kindred’s Form 10-Q for the quarterly period ended March 31, 2014 (Comm. File No. 001-14057)).

10.27

Change-in-Control Severance Agreement dated as of February 3, 2014 by and between Kindred Healthcare Operating, Inc. and Stephen D. Farber (incorporated by reference to Exhibit 10.2 to Kindred’s Form 10-Q for the quarterly period ended March 31, 2014 (Comm. File No. 001-14057)).

10.28*	Agreement dated as of November 25, 2015 by and between Kindred Healthcare Operating, Inc. and Stephen D. Farber.

10.29

Employment Agreement dated as of June 3, 2013 by and between Kindred Healthcare Operating, Inc. and Stephen R. Cunanan (incorporated by reference to Exhibit 10.6 to Kindred’s Form 10-Q for the quarterly period ended June 30, 2013 (Comm. File No. 001-14057)).

10.30

Change-in-Control Severance Agreement dated as of June 3, 2013 by and between Kindred Healthcare Operating, Inc. and Stephen R. Cunanan (incorporated by reference to Exhibit 10.7 to Kindred’s Form 10-Q for the quarterly period ended June 30, 2013 (Comm. File No. 001-14057)).

10.31

Employment Agreement dated as of July 15, 2013 by and between Kindred Healthcare Operating, Inc. and Jon B. Rousseau (incorporated by reference to Exhibit 10.2 to Kindred’s Form 10-Q for the quarterly period ended September 30, 2013 (Comm. File No. 001-14057)).

10.32

Change-in-Control Severance Agreement dated as of July 15, 2013 by and between Kindred Healthcare Operating, Inc. and Jon B. Rousseau (incorporated by reference to Exhibit 10.3 to Kindred’s Form 10-Q for the quarterly period ended September 30, 2013 (Comm. File No. 001-14057)).

10.33*	Employment Agreement dated as of January 1, 2016 by and between Kindred Healthcare Operating, Inc. and Peter K. Kalmey.

10.34*	Change-in-Control Severance Agreement dated as of January 1, 2016 by and between Kindred Healthcare Operating, Inc. and Peter K. Kalmey.

10.35

Employment Agreement dated as of April 16, 2014 by and between Kindred Healthcare Operating, Inc. and Michael W. Beal (incorporated by reference to Exhibit 10.42 to Kindred’s Registration Statement on Form S-4 dated December 15, 2014 (Comm. File No. 333-200963)).

10.36

Change-in-Control Severance Agreement dated as of April 16, 2014 by and between Kindred Healthcare Operating, Inc. and Michael W. Beal (incorporated by reference to Exhibit 10.43 to Kindred’s Registration Statement on Form S-4 dated December 15, 2014 (Comm. File No. 333-200963)).

10.37

Amended and Restated Employment Agreement dated as of February 1, 2015 by and between Kindred Healthcare Operating, Inc. and David A. Causby (incorporated by reference to Exhibit 10.40 to Kindred’s Form 10-K for the year ended December 31, 2014 (Comm. File No. 001-14057)).

10.38*	Change-in-Control Severance Agreement dated as of February 2, 2016 by and between Kindred Healthcare Operating, Inc. and David A. Causby.

10.39

Second Amended and Restated Master Lease Agreement No. 1 dated as of April 27, 2007 for Lease Executed by Ventas Realty, Limited Partnership, as Lessor and Kindred Healthcare, Inc. and Kindred Healthcare Operating, Inc. as Tenant (incorporated by reference to Exhibit 10.3 to Kindred’s Form 10-Q for the quarterly period ended June 30, 2007 (Comm. File No. 001-14057)).

10.40

Amendment to Memorandum of Lease and Specific Property Lease Amendment dated as of June 8, 2007 by and between Ventas Realty, Limited Partnership, as Lessor and Kindred Healthcare, Inc. and Kindred Healthcare Operating, Inc. as Tenant (incorporated by reference to Exhibit 10.47 to Kindred’s Form 10-K for the year ended December 31, 2007 (Comm. File No. 001-14057)).

10.41

Amendment to Master Lease and Memorandum of Lease dated as of January 16, 2009 by and between Ventas Realty, Limited Partnership, as Lessor and Kindred Healthcare, Inc. and Kindred Healthcare Operating, Inc. as Tenant (incorporated by reference to Exhibit 10.1 to Kindred’s Form 10-Q for the quarterly period ended March 31, 2009 (Comm. File No. 001-14057)).

Exhibit No	Description of Exhibits

10.42

Amendment to Memorandum of Lease and Specific Property Lease Amendment dated as of October 14, 2009 by and between Ventas Realty, Limited Partnership, as Lessor and Kindred Healthcare, Inc. and Kindred Healthcare Operating, Inc. as Tenant (incorporated by reference to Exhibit 10.43 to Kindred’s Form 10-K for the year ended December 31, 2009 (Comm. File No. 001-14057)).

10.43

Side Letter dated as of March 1, 2013 to the Second Amended and Restated Master Lease Agreement No. 1 (incorporated by reference to Exhibit 10.1 to Kindred’s Form 10-Q for the quarterly period ended March 31, 2013 (Comm. File No. 001-14057)).

10.44

Lease Severance and Amendment Agreement dated as of August 7, 2015 by and among Ventas Realty, Limited Partnership, CCP Wind River 0482 LLC, CCP Cheyenne 0441 LLC, Kindred Healthcare, Inc. and Kindred Healthcare Operating, Inc. (incorporated by reference to Exhibit 10.44 to the Company’s Registration Statement on Form S-4 dated September 17, 2015 (Comm. File No. 333-206995)).

10.45

Second Amended and Restated Master Lease Agreement No. 2 dated as of April 27, 2007 for Lease Executed by Ventas Realty, Limited Partnership, as Lessor and Kindred Healthcare, Inc. and Kindred Healthcare Operating, Inc. as Tenant (incorporated by reference to Exhibit 10.4 to Kindred’s Form 10-Q for the quarterly period ended June 30, 2007 (Comm. File No. 001-14057)).

10.46

Notice of Renewal of Renewal Group 1 dated as of April 26, 2012 under that Second Amended and Restated Master Lease Agreement No. 2 (incorporated by reference to Exhibit 10.2 to Kindred’s Form 10-Q for the quarterly period ended June 30, 2012 (Comm. File No. 001-14057)).

10.47

Second Amended and Restated Master Lease Agreement No. 4 dated as of April 27, 2007 for Lease Executed by Ventas Realty, Limited Partnership, as Lessor and Kindred Healthcare, Inc. and Kindred Healthcare Operating, Inc. as Tenant (incorporated by reference to Exhibit 10.5 to Kindred’s Form 10-Q for the quarterly period ended June 30, 2007 (Comm. File No. 001-14057)).

10.48

Amendment to Master Lease and Memorandum of Lease dated as of August 7, 2007 by and among Ventas Realty, Limited Partnership, as Lessor and Kindred Healthcare, Inc. and Kindred Healthcare Operating, Inc. as Tenant (incorporated by reference to Exhibit 10.51 to Kindred’s Form 10-K for the year ended December 31, 2007 (Comm. File No. 001-14057)).

10.49

Notice of Renewal of Renewal Group 1 dated as of April 26, 2012 under that Second Amended and Restated Master Lease Agreement No. 4 (incorporated by reference to Exhibit 10.3 to Kindred’s Form 10-Q for the quarterly period ended June 30, 2012 (Comm. File No. 001-14057)).

10.50

Lease Severance and Amendment Agreement dated as of August 7, 2015 by and among Ventas Realty, Limited Partnership, CCP Rawlins 0481 LLC, Kindred Healthcare, Inc. and Kindred Healthcare Operating, Inc. (incorporated by reference to Exhibit 10.50 to the Company’s Registration Statement on Form S-4 dated September 17, 2015 (Comm. File No. 333-206995)).

10.51

Renewal Notice to Lessor dated April 30, 2009 regarding the Second Amended and Restated Master Lease Agreements Nos. 1-4 between Ventas Realty, Limited Partnership, as Lessor and Kindred Healthcare, Inc. and Kindred Healthcare Operating, Inc. as Tenant (incorporated by reference to Exhibit 10.1 to Kindred’s Form 10-Q for the quarterly period ended June 30, 2009 (Comm. File No. 001-14057)).

10.52

Side Letter dated as of May 23, 2012 to the Second Amended and Restated Master Lease Agreements Nos. 1, 2, 3 and 4 (incorporated by reference to Exhibit 10.10 to Kindred’s Form 10-Q for the quarterly period ended June 30, 2012 (Comm. File No. 001-14057)).

10.53

Side Letter dated as of January 29, 2013 to the Second Amended and Restated Master Lease Agreements Nos. 1, 2, 3 and 4 (incorporated by reference to Exhibit 10.49 to Kindred’s Form 10-K for the year ended December 31, 2012 (Comm. File No. 001-14057)).

10.54

Side Letter, dated as of May 1, 2013 to the Second Amended and Restated Master Lease Agreement Nos. 1, 2, 3 and 4 (incorporated by reference to Exhibit 10.1 to Kindred’s Form 10-Q for the quarterly period ended June 30, 2013 (Comm. File No. 001-14057)).

10.55

Amended and Restated Master Lease Agreement No. 5, dated as of September 30, 2013 between Ventas Realty, Limited Partnership, as Lessor and Kindred Healthcare, Inc. and Kindred Healthcare Operating, Inc., as Tenant (incorporated by reference to Exhibit 10.2 to Kindred’s Current Report on Form 8-K filed on October 3, 2013 (Comm. File No. 001-14057)).

Exhibit No	Description of Exhibits

10.56

Amendment to Amended and Restated Master Lease No. 5 dated as of March 18, 2015, among Ventas Realty, Limited Partnership, as Lessor, Kindred Healthcare, Inc. and Kindred Healthcare Operating, Inc., as Tenant, and Kindred Nursing Centers Limited Partnership, as Affiliate Guarantor (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended June 30, 2015 (Comm. File No. 001-14057)).

10.57

Agreement Regarding Master Leases, dated as of September 30, 2013 between Ventas Realty, Limited Partnership, as Lessor and Kindred Healthcare, Inc. and Kindred Healthcare Operating, Inc., as Tenant (incorporated by reference to Exhibit 10.1 to Kindred’s Current Report on Form 8-K filed on October 3, 2013 (Comm. File No. 001-14057)).

10.58

Agreement Regarding Master Leases No. 2, effective as of December 31, 2014, among Kindred Healthcare, Inc., Kindred Healthcare Operating, Inc. and Ventas Realty, Limited Partnership (incorporated by reference to Exhibit 10.1 to Kindred’s Current Report on Form 8-K filed on December 29, 2014 (Comm. File No. 001-14057)).

10.59

Master Lease Agreement dated as of February 28, 2006 by and between HCRI Massachusetts Properties Trust II, as Lessor and Kindred Nursing Centers East, L.L.C., as Tenant (incorporated by reference to Exhibit 10.6 to Kindred’s Form 10-Q for the quarterly period ended March 31, 2006 (Comm. File No. 001-14057)).

10.60

First Amendment to Master Lease Agreement dated as of June 20, 2007 by and between HCRI Massachusetts Properties Trust II, as Lessor and Kindred Nursing Centers East, L.L.C., as Tenant (incorporated by reference to Exhibit 10.59 to Kindred’s Form 10-K for the year ended December 31, 2007 (Comm. File No. 001-14057)).

10.61

Termination of Lease and Notice of Lease dated as of January 22, 2010 by and among HCRI Massachusetts Properties Trust, HCRI Massachusetts Properties Trust II and Kindred Hospitals East, L.L.C. (incorporated by reference to Exhibit 10.1 to Kindred’s Form 10-Q for the quarterly period ended March 31, 2010 (Comm. File No. 001-14057)).

10.62

Termination of Lease and Notice of Lease dated as of January 22, 2010 by and among HCRI Massachusetts Properties Trust, HCRI Massachusetts Properties Trust II, Kindred Hospitals East, L.L.C. and KND Real Estate 26, L.L.C (incorporated by reference to Exhibit 10.2 to Kindred’s Form 10-Q for the quarterly period ended March 31, 2010 (Comm. File No. 001-14057)).

10.63	Agreement and Plan of Reorganization between the Company and Ventas, Inc. (incorporated by reference to Exhibit 10.1 to Kindred’s Form 10, as amended, dated April 27, 1998 (Comm. File No. 001-14057)).

10.64

Kindred Healthcare, Inc. 2001 Stock Incentive Plan, Amended and Restated (incorporated by reference to Exhibit 10.1 to Kindred’s Current Report on Form 8-K filed on May 23, 2008 (Comm. File No. 001-14057)).

10.65

Form of Kindred Healthcare, Inc. Non-Qualified Stock Option Grant Agreement under the 2001 Stock Incentive Plan, Amended and Restated (incorporated by reference to Exhibit 10.64 to Kindred’s Form 10-K for the year ended December 31, 2008 (Comm. File No. 001-14057)).

10.66

Form of Kindred Healthcare, Inc. Incentive Stock Option Grant Agreement under the 2001 Stock Incentive Plan, Amended and Restated (incorporated by reference to Exhibit 10.65 to Kindred’s Form 10-K for the year ended December 31, 2008 (Comm. File No. 001-14057)).

10.67

Kindred Healthcare, Inc. 2001 Equity Plan for Non-Employee Directors (Amended and Restated) (incorporated by reference to Exhibit 10.69 to Kindred’s Form 10-K for the year ended December 31, 2008 (Comm. File No. 001-14057)).

10.68

Form of Kindred Healthcare, Inc. Non-Qualified Stock Option Grant Agreement under the 2001 Equity Plan for Non-Employee Directors (Amended and Restated) (incorporated by reference to Exhibit 10.70 to Kindred’s Form 10-K for the year ended December 31, 2008 (Comm. File No. 001-14057)).

10.69

Form of Amendment No. 1 to Non-Discretionary Non-Qualified Stock Option Grant Agreement under the 2001 Equity Plan for Non-Employee Directors (Amended and Restated) (incorporated by reference to Exhibit 10.72 to Kindred’s Form 10-K for the year ended December 31, 2008 (Comm. File No. 001-14057)).

10.70

Form of Amendment No. 1 to Discretionary Non-Qualified Stock Option Grant Agreement under the 2001 Equity Plan for Non-Employee Directors (Amended and Restated) (incorporated by reference to Exhibit 10.73 to Kindred’s Form 10-K for the year ended December 31, 2008 (Comm. File No. 001-14057)).

10.71	Kindred 2011 Stock Incentive Plan, Amended and Restated (incorporated by reference to Exhibit 10.9 to Kindred’s Form 10-Q for the quarterly period ended March 31, 2015) (Comm. File No. 001-14057)).

Exhibit No	Description of Exhibits
10.72

Form of Restricted Share Award Agreement under the 2011 Stock Incentive Plan, Amended and Restated (incorporated by reference to Exhibit 10.1 to Kindred’s Current Report on Form 8-K filed on July 25, 2014 (Comm.

File No. 001-14057)).

10.73

Form of Performance Unit Award Agreement under the 2011 Stock Incentive Plan, Amended and Restated (incorporated by reference to Exhibit 10.2 to Kindred’s Current Report on Form 8-K filed on July 25, 2014 (Comm. File No. 001-14057)).

10.74

Form of Incentive Stock Option Grant Agreement under the 2011 Stock Incentive Plan, Amended and Restated (incorporated by reference to Exhibit 10.3 to Kindred’s Current Report on Form 8-K filed on July 25, 2014 (Comm. File No. 001-14057)).

10.75

Form of Non-Qualified Stock Option Grant Agreement under the 2011 Stock Incentive Plan, Amended and Restated (incorporated by reference to Exhibit 10.4 to Kindred’s Current Report on Form 8-K filed on July 25, 2014 (Comm. File No. 001-14057)).

10.76

Form of Stock Bonus Award Agreement under the 2011 Stock Incentive Plan, Amended and Restated (incorporated by reference to Exhibit 10.5 to Kindred’s Current Report on Form 8-K filed on July 25, 2014 (Comm. File No. 001-14057)).

10.77

Kindred Healthcare, Inc. 2012 Equity Plan for Non-Employee Directors, Amended and Restated (incorporated by reference to Annex A to Kindred’s Definitive Proxy Statement on Schedule 14A dated April 6, 2015 (Comm. File No. 001-14057)).

10.78*	Form of Kindred Healthcare, Inc. Restricted Share Award Agreement under the 2012 Equity Plan for Non-Employee Directors, Amended and Restated.

10.79*	Form of Kindred Healthcare, Inc. Non-Qualified Stock Option Grant Agreement under the 2012 Equity Plan for Non-Employee Directors.

10.80

Gentiva Health Services, Inc. 2004 Equity Incentive Plan, Amended and Restated (incorporated by reference to Exhibit 4.5 to Kindred’s Registration Statement on Form S-8 dated February 2, 2015 (Comm. File No. 333-201831)).

10.81

Amendment No. 1 to the Gentiva Health Services, Inc. 2004 Equity Incentive Plan, Amended and Restated (incorporated by reference to Exhibit 4.6 to Kindred’s Registration Statement on Form S-8 dated February 2, 2015 (Comm. File No. 333-201831)).

10.82

Amendment No. 2 to the Gentiva Health Services, Inc. 2004 Equity Incentive Plan, Amended and Restated (incorporated by reference to Exhibit 4.7 to Kindred’s Registration Statement on Form S-8 dated February 2, 2015 (Comm. File No. 333-201831)).

10.83

Amendment No. 3 to the Gentiva Health Services, Inc. 2004 Equity Incentive Plan, Amended and Restated (incorporated by reference to Exhibit 4.8 to Kindred’s Registration Statement on Form S-8 dated February 2, 2015 (Comm. File No. 333-201831)).

10.84*	Kindred Healthcare, Inc. Director Fee Deferral Plan, effective as of January 1, 2016.

10.85

Settlement Agreement, effective as of January 12, 2016, by and among the United States of America, acting through the United States Department of Justice and on behalf of the Office of Inspector General of the Department of Health and Human Services, RehabCare Group, Inc. and RehabCare Group East, Inc., Kindred Healthcare, Inc., and Janet Halpin and Shawn Fahey (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 12, 2016 (Comm. File No. 001-14057)).

10.86

Corporate Integrity Agreement, effective as of January 11, 2016, by and between the Office of Inspector General of the Department of Health and Human Services, RehabCare Group, Inc. and Kindred Healthcare, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 12, 2016 (Comm. File No. 001-14057)).

10.87

Corporate Integrity Agreement, effective February 15, 2012, between the Office of Inspector General of the Department of Health and Human Services and Odyssey HealthCare, Inc. (incorporated by reference to Exhibit 10.5 to Gentiva Health Services, Inc.’s Form 10-Q for the quarterly period ended March 31, 2012 (Comm. File No. 001-15669)).

10.88	Other Debt Instruments—Copies of debt instruments for which the related debt is less than 10% of total assets will be furnished to the SEC upon request.

21*	List of Subsidiaries.

Exhibit No	Description of Exhibits
23.1*	Consent of Independent Registered Public Accounting Firm.

31*	Rule 13a-14(a)/15d-14(a) Certifications.

32*	Section 1350 Certifications.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
#	The Company will furnish supplementally to the SEC upon request a copy of any omitted exhibit or schedule.

(b)	Exhibits.

The response to this portion of Item 15 is submitted as a separate section of this Annual Report on Form 10-K.

(c)	Financial Statement Schedules.

The response to this portion of Item 15 is included on page F-67 of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 29, 2016	KINDRED HEALTHCARE, INC.

	By:	/s/ Benjamin A. Breier
Benjamin A. Breier President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Joel Ackerman Joel Ackerman	Director	February 29, 2016
/s/ Jonathan D. Blum Jonathan D. Blum	Director	February 29, 2016
/s/ Thomas P. Cooper, M.D. Thomas P. Cooper, M.D.	Director	February 29, 2016
/s/ Paul J. Diaz Paul J. Diaz	Director	February 29, 2016
/s/ Heyward R. Donigan Heyward R. Donigan	Director	February 29, 2016
/s/ Richard Goodman Richard Goodman	Director	February 29, 2016
/s/ Christopher T. Hjelm Christopher T. Hjelm	Director	February 29, 2016
/s/ Frederick J. Kleisner Frederick J. Kleisner	Director	February 29, 2016
/s/ Sharad Mansukani, M.D. Sharad Mansukani, M.D.	Director	February 29, 2016
/s/ Phyllis R. Yale Phyllis R. Yale	Chair of the Board	February 29, 2016
/s/ Benjamin A. Breier Benjamin A. Breier	Director, President and Chief Executive Officer (Principal Executive Officer)	February 29, 2016
/s/ Stephen D. Farber Stephen D. Farber	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	February 29, 2016
/s/ John J. Lucchese John J. Lucchese	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 29, 2016

KINDRED HEALTHCARE, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULES

(a)	All other schedules have been omitted because the required information is not present or not present in material amounts.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

of Kindred Healthcare, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Kindred Healthcare, Inc. and its subsidiaries at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework  (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it classifies deferred tax assets and liabilities in 2015.

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

As described in Management’s Annual Report on Internal Control over Financial Reporting, management has excluded Gentiva Health Services, Inc. and its subsidiaries (“Gentiva”) and Centerre Healthcare Corporation (“Centerre”) from its assessment of internal control over financial reporting as of December 31, 2015 because Gentiva and Centerre were acquired by the Company in purchase business combinations during 2015. We have also excluded Gentiva and Centerre from our audit of internal control over financial reporting. Gentiva is a wholly-owned subsidiary whose total assets and total revenues represent 7% and 27%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2015. Centerre is a wholly-owned subsidiary whose total assets and total revenues represent 2% and 3% respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2015.

/s/   PRICEWATERHOUSECOOPERS LLP

Louisville, Kentucky

February 29, 2016

KINDRED HEALTHCARE, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(In thousands, except per share amounts)

	Year ended December 31,
	2015	2014	2013
Revenues	$7,054,907	$5,027,599	$4,775,235
Salaries, wages and benefits	3,614,091	2,442,879	2,364,138
Supplies	384,354	289,043	286,266
Rent	382,609	313,039	302,192
Other operating expenses	825,996	679,992	633,906
General and administrative expenses (exclusive of depreciation and amortization expense included below)	1,395,288	973,223	875,770
Other income	(3,016)	(872)	(861)
Litigation contingency expense	138,648	4,600	30,850
Impairment charges	24,757	−	77,193
Depreciation and amortization	157,251	155,570	152,945
Interest expense	232,395	168,763	108,008
Investment income	(2,806)	(3,996)	(4,046)
	7,149,567	5,022,241	4,826,361
Income (loss) from continuing operations before income taxes	(94,660)	5,358	(51,126)
Provision (benefit) for income taxes	(42,797)	462	(10,493)
Income (loss) from continuing operations	(51,863)	4,896	(40,633)
Discontinued operations, net of income taxes:
Loss from operations	(235)	(53,630)	(40,315)
Gain (loss) on divestiture of operations	1,244	(12,698)	(83,887)
Income (loss) from discontinued operations	1,009	(66,328)	(124,202)
Net loss	(50,854)	(61,432)	(164,835)
(Earnings) loss attributable to noncontrolling interests:
Continuing operations	(42,564)	(18,872)	(3,890)
Discontinued operations	34	467	233
	(42,530)	(18,405)	(3,657)
Loss attributable to Kindred	$(93,384)	$(79,837)	$(168,492)
Amounts attributable to Kindred stockholders:
Loss from continuing operations	$(94,427)	$(13,976)	$(44,523)
Income (loss) from discontinued operations	1,043	(65,861)	(123,969)
Net loss	$(93,384)	$(79,837)	$(168,492)
Loss per common share:
Basic:
Loss from continuing operations	$(1.12)	$(0.24)	$(0.85)
Discontinued operations:
Loss from operations	−	(0.91)	(0.77)
Gain (loss) on divestiture of operations	0.01	(0.21)	(1.61)
Income (loss) from discontinued operations	0.01	(1.12)	(2.38)
Net loss	$(1.11)	$(1.36)	$(3.23)
Diluted:
Loss from continuing operations	$(1.12)	$(0.24)	$(0.85)
Discontinued operations:
Loss from operations	−	(0.91)	(0.77)
Gain (loss) on divestiture of operations	0.01	(0.21)	(1.61)
Income (loss) from discontinued operations	0.01	(1.12)	(2.38)
Net loss	$(1.11)	$(1.36)	$(3.23)
Shares used in computing loss per common share:
Basic	84,558	58,634	52,249
Diluted	84,558	58,634	52,249
Cash dividends declared and paid per common share	$0.48	$0.48	$0.24

See accompanying notes.

KINDRED HEALTHCARE, INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS

(In thousands)

	Year ended December 31,
	2015	2014	2013
Net loss	$(50,854)	$(61,432)	$(164,835)
Other comprehensive income (loss):
Available-for-sale securities (See Note 10):
Change in unrealized investment gains (losses)	(133)	1,007	2,877
Reclassification of gains realized in net loss	(173)	(2,803)	(3,237)
Net change	(306)	(1,796)	(360)
Interest rate swaps (See Notes 1 and 12):
Change in unrealized gains (losses)	(799)	(2,237)	1,212
Reclassification of ineffectiveness realized in net loss	146	227	(373)
Reclassification of losses realized in net loss, net of payments	−	809	−
Net change	(653)	(1,201)	839
Defined benefit post-retirement plan:
Unrealized gain (loss) due to fair value adjustments	753	(1,337)	2,466
Income tax expense (benefit) related to items of other comprehensive income (loss)	125	2,035	(1,315)
Other comprehensive income (loss)	(81)	(2,299)	1,630
Comprehensive loss	(50,935)	(63,731)	(163,205)
Earnings attributable to noncontrolling interests	(42,530)	(18,405)	(3,657)
Comprehensive loss attributable to Kindred	$(93,465)	$(82,136)	$(166,862)

See accompanying notes.

KINDRED HEALTHCARE, INC.

CONSOLIDATED BALANCE SHEET

(In thousands, except per share amounts)

	December 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$98,758	$164,188
Insurance subsidiary investments	106,638	99,951
Accounts receivable less allowance for loss of $62,896 – 2015 and $52,855 – 2014	1,194,868	944,219
Inventories	27,791	25,702
Income taxes	11,790	8,575
Interest deposit on senior unsecured notes held in escrow	–	23,438
Other	61,054	41,598
	1,500,899	1,307,671
Property and equipment, at cost:
Land	86,529	84,975
Buildings	1,046,341	1,013,146
Equipment	979,132	853,382
Construction in progress	50,396	26,650
	2,162,398	1,978,153
Accumulated depreciation	(1,190,402)	(1,076,049)
	971,996	902,104
Goodwill	2,669,810	997,597
Intangible assets less accumulated amortization of $94,221 – 2015 and $68,043 – 2014	755,655	400,700
Assets held for sale	613	3,475
Insurance subsidiary investments	204,498	166,045
Deferred tax assets	104,130	93,565
Proceeds from senior unsecured notes held in escrow	–	1,350,000
Acquisition deposit	18,489	195,000
Other	292,846	236,807
Total assets (1)	$6,518,936	$5,652,964
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$187,061	$175,725
Salaries, wages and other compensation	404,925	358,857
Due to third party payors	36,251	43,957
Professional liability risks	64,099	64,137
Other accrued liabilities	394,246	189,980
Long-term debt due within one year	24,630	24,607
	1,111,212	857,263
Long-term debt	3,137,025	2,852,531
Professional liability risks	263,273	243,614
Deferred credits and other liabilities	301,379	213,584
Commitments and contingencies (Note 14)
Equity:
Stockholders’ equity:
Preferred stock, $0.25 par value; authorized 1,000 shares; none issued and outstanding	–	–
Common stock, $0.25 par value; authorized 175,000 shares; issued 83,792 shares – 2015 and 69,977 shares – 2014	20,948	17,494
Capital in excess of par value	1,737,747	1,586,692
Accumulated other comprehensive loss	(2,632)	(2,551)
Accumulated deficit	(256,209)	(159,768)
	1,499,854	1,441,867
Noncontrolling interests	206,193	44,105
Total equity	1,706,047	1,485,972
Total liabilities (1) and equity	$6,518,936	$5,652,964

(1)

The Company’s consolidated assets as of December 31, 2015 include total assets of variable interest entities of $389 million, which can only be used to settle the obligations of the variable interest entities. The Company’s consolidated liabilities as of December 31, 2015 include total liabilities of variable interest entities of $40 million. See note 1 of the notes to consolidated financial statements.

See accompanying notes.

KINDRED HEALTHCARE, INC.

CONSOLIDATED STATEMENT OF EQUITY

(In thousands)

	Attributable to Kindred stockholders
	Shares of common stock	Par value common stock	Capital in excess of par value	Accumulated other comprehensive income/(loss)	Retained earnings (deficit)	Noncontrolling interests	Total
Balances, December 31, 2012	53,280	$13,320	$1,145,922	$(1,882)	$98,799	$36,685	$1,292,844
Comprehensive loss:
Net income (loss)					(168,492)	3,657	(164,835)
Net unrealized investment losses, net of income taxes				(234)			(234)
Other				1,864			1,864
Comprehensive loss							(163,205)
Grant of non-vested restricted stock	756	189	(189)				–
Issuance of common stock in connection with employee benefit plans	411	103	496		(138)		461
Shares tendered by employees for statutory tax withholdings upon issuance of common stock	(282)	(71)	(2,787)		(495)		(3,353)
Stock-based compensation amortization			11,183				11,183
Income tax provision in connection with the issuance of common stock under employee benefit plans			(1,930)				(1,930)
Contribution made by noncontrolling interests						268	268
Distributions to noncontrolling interests						(2,051)	(2,051)
Dividends paid			(6,502)		(6,499)		(13,001)
Balances, December 31, 2013	54,165	13,541	1,146,193	(252)	(76,825)	38,559	1,121,216
Comprehensive loss:
Net income (loss)					(79,837)	18,405	(61,432)
Net unrealized investment losses, net of income taxes				(1,167)			(1,167)
Other				(1,132)			(1,132)
Comprehensive loss							(63,731)
Grant of non-vested restricted stock	473	118	(118)				–
Issuance of common stock in connection with employee benefit plans	511	128	6,590		(475)		6,243
Shares tendered by employees for statutory tax withholdings upon issuance of common stock	(291)	(73)	(3,580)		(2,631)		(6,284)
Stock-based compensation amortization			16,643				16,643
Income tax provision in connection with the issuance of common stock under employee benefit plans			(801)				(801)
Equity offerings, net of costs	15,119	3,780	317,570				321,350
Tangible equity units offering, net of costs			132,789				132,789
Contribution made by noncontrolling interests						833	833
Distributions to noncontrolling interests						(13,692)	(13,692)
Dividends paid			(28,594)				(28,594)
Balances, December 31, 2014	69,977	17,494	1,586,692	(2,551)	(159,768)	44,105	1,485,972
Comprehensive loss:
Net income (loss)					(93,384)	42,530	(50,854)
Net unrealized investment losses, net of income taxes				(199)			(199)
Other				118			118
Comprehensive loss							(50,935)
Grant of non-vested restricted stock	672	168	(168)				–
Issuance of common stock in connection with employee benefit plans	216	54	482		(2)		534
Shares tendered by employees for statutory tax withholdings upon issuance of common stock	(481)	(120)	(7,050)		(3,055)		(10,225)
Stock-based compensation amortization			20,636				20,636
Income tax benefit in connection with the issuance of common stock under employee benefit plans			3,170				3,170
Exchange of tangible equity units, net of costs	3,668	917	(917)				–
Contributions made by noncontrolling interests						8,132	8,132
Purchase of noncontrolling interests						153,884	153,884
Distributions to noncontrolling interests						(42,458)	(42,458)
Dividends paid			(40,119)				(40,119)
Issuance of common stock in Gentiva Merger	9,740	2,435	175,021				177,456
Balances, December 31, 2015	83,792	$20,948	$1,737,747	$(2,632)	$(256,209)	$206,193	$1,706,047

See accompanying notes.

KINDRED HEALTHCARE, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

	Year ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net loss	$(50,854)	$(61,432)	$(164,835)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	158,374	160,950	182,389
Amortization of stock-based compensation costs	20,636	16,643	11,183
Amortization of deferred financing costs	13,721	23,288	11,905
Payment of capitalized lender fees related to debt issuance	(28,012)	(22,652)	(6,189)
Provision for doubtful accounts	52,460	41,803	44,640
Deferred income taxes	(46,632)	(35,615)	(36,650)
Impairment charges	24,757	673	87,825
(Gain) loss on divestiture of discontinued operations	(1,244)	12,698	83,887
Other	13,537	2,336	4,301
Change in operating assets and liabilities:
Accounts receivable	(8,577)	(74,378)	52,271
Inventories and other assets	54,493	(25,960)	4,262
Accounts payable	(10,380)	(9,399)	(22,095)
Income taxes	27,392	31,728	(17,032)
Due to third party payors	(30,882)	11,177	(1,671)
Other accrued liabilities	(25,527)	33,611	(34,779)
Net cash provided by operating activities	163,262	105,471	199,412
Cash flows from investing activities:
Routine capital expenditures	(121,931)	(91,081)	(100,908)
Development capital expenditures	(19,931)	(5,257)	(11,824)
Acquisitions, net of cash acquired	(673,547)	(24,136)	(224,319)
Acquisition deposit	176,511	(195,000)	−
Sale of assets	8,735	23,861	250,606
Proceeds from senior unsecured notes offering held in escrow	1,350,000	(1,350,000)	−
Interest in escrow for senior unsecured notes	23,438	(23,438)	−
Purchase of insurance subsidiary investments	(85,222)	(105,324)	(46,127)
Sale of insurance subsidiary investments	75,075	51,716	49,954
Net change in insurance subsidiary cash and cash equivalents	(12,271)	33,683	(44,077)
Proceeds from note receivable	25,000	−	−
Net change in other investments	(4,620)	1,406	122
Other	10,972	679	376
Net cash provided by (used in) investing activities	752,209	(1,682,891)	(126,197)
Cash flows from financing activities:
Proceeds from borrowings under revolving credit	1,740,450	1,551,515	1,675,800
Repayment of borrowings under revolving credit	(1,631,850)	(1,807,615)	(1,740,400)
Proceeds from issuance of term loan, net of discount	199,000	997,500	–
Proceeds from issuance of senior unsecured notes due 2022	–	500,000	–
Proceeds from issuance of senior unsecured notes due 2020 and 2023	–	1,350,000	–
Proceeds from issuance of debt component of tangible equity units	–	34,773	–
Repayment of Gentiva debt	(1,177,363)	–	–
Repayment of senior unsecured notes	–	(550,000)	–
Repayment of term loan	(12,010)	(788,563)	(5,937)
Repayment of other long-term debt	(6,752)	(273)	(939)
Payment of deferred financing costs	(3,446)	(3,431)	(1,666)
Equity offering, net of offering costs	–	321,968	–
Issuance of equity component of tangible equity units, net of issuance costs	–	133,336	–
Issuance of common stock in connection with employee benefit plans	534	6,243	461
Payment of costs associated with issuance of common stock and tangible equity units	(915)	–	–
Payment of dividend for mandatory redeemable preferred stock	(10,887)	–	–
Dividends paid	(40,119)	(28,594)	(13,001)
Contributions made by noncontrolling interests	2,152	–	–
Distributions to noncontrolling interests	(42,458)	(13,692)	(2,051)
Other	2,763	2,469	483
Net cash provided by (used in) financing activities	(980,901)	1,705,636	(87,250)
Change in cash and cash equivalents	(65,430)	128,216	(14,035)
Cash and cash equivalents at beginning of period	164,188	35,972	50,007
Cash and cash equivalents at end of period	$98,758	$164,188	$35,972
Supplemental information:
Interest payments	$180,266	$120,504	$97,227
Income tax payments (refunds)	(26,473)	(29,297)	17,386
Rental payments to Ventas, Inc.	171,829	192,144	248,466
Issuance of common stock in Gentiva Merger (see Note 2)	177,456	–	–
Non-cash contributions made by noncontrolling interests	5,980	833	268

See accompanying notes.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

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

Basis of presentation

The consolidated financial statements include all subsidiaries that the Company controls, including variable interest entities (“VIEs”) for which the Company is the primary beneficiary. All intercompany transactions have been eliminated.

The Company has completed several transactions related to the divestiture of unprofitable hospitals and nursing centers to improve its future operating results. For accounting purposes, the operating results of these businesses and the gains, losses or impairments associated with these transactions have been classified as discontinued operations in the accompanying consolidated statement of operations for all periods presented in accordance with the authoritative guidance in effect through December 31, 2014. Effective January 1, 2015, the authoritative guidance modified the requirements for reporting discontinued operations. A disposal is now required to be reported in discontinued operations only if the disposal represents a strategic shift that has (or will have) a major effect on the Company’s operations and financial results.

Assets not sold at December 31, 2015 have been measured at the lower of carrying value or estimated fair value less costs of disposal and have been classified as held for sale in the accompanying consolidated balance sheet. See Notes 4 and 5.

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) and include amounts based upon the estimates and judgments of management. Actual amounts may differ from those estimates.

Recently issued accounting requirements

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued amended authoritative guidance on accounting for leases. The new provisions require that a lessee of operating leases recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. The lease liability will be equal to the present value of lease payments, with the right-of-use asset based upon the lease liability. The classification criteria for distinguishing between finance (or capital) leases and operating leases are substantially similar to the previous lease guidance, but with no explicit bright lines. As such, operating leases will result in straight-line rent expense similar to current practice. For short term leases (term of 12 months or less), a lessee is permitted to make an accounting election not to recognize lease assets and lease liabilities, which would generally result in lease expense being recognized on a straight-line basis over the lease term. The guidance is effective for annual and interim periods beginning after December 15, 2018, and will require application of the new guidance at the beginning of the earliest comparable period presented. Early adoption is permitted. The new standard must be adopted using a modified retrospective transition. The adoption of this standard is expected to have a material impact on the Company’s financial position. The Company is still evaluating the impact on its results of operations and there is no impact on liquidity.

In January 2016, the FASB issued amended authoritative guidance which makes targeted improvements for financial instruments. The new provisions impact certain aspects of recognition, measurement, presentation and disclosure requirements of financial instruments. Specifically, the guidance will (i) require equity investments to be measured at fair value with changes in fair value recognized in net income, (ii) simplify the impairment assessment of equity investments without readily determinable fair values, (iii) eliminate the requirement to disclose the method and assumptions used to estimate fair value for financial instruments measured at amortized cost, and (iv) require separate presentation of financial assets and financial liabilities by measurement category. The guidance is effective for annual and interim periods beginning after December 15, 2017, and early adoption is not permitted. The adoption of this standard is not expected to have material impact on the Company’s business, financial position, results of operations or liquidity.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 – BASIS OF PRESENTATION (Continued)

Recently issued accounting requirements (Continued)

In November 2015, the FASB issued authoritative guidance which changes the balance sheet presentation for deferred income taxes. To simplify the presentation of deferred income taxes, the guidance requires that deferred tax liabilities and assets be classified only as noncurrent on the balance sheet. The guidance is effective for annual and interim periods beginning after December 15, 2016. The guidance may be applied prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented, and early adoption is permitted. The Company has elected early adoption, as permitted, and has classified deferred tax assets and liabilities retrospectively in accordance with the guidance as of December 31, 2015. See Note 8.

In September 2015, the FASB issued authoritative guidance that eliminates the requirement for an acquirer in a business combination to restate prior period financial statements for measurement period adjustments. The new guidance requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) in a business combination be recognized in the reporting period in which the adjustment is identified. The new guidance is effective for annual periods beginning after December 15, 2015 and early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s business, financial position, results of operations or liquidity.

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

In February 2015, the FASB issued authoritative guidance which changes the evaluation of certain legal entities for consolidation. Specifically, the amendments (i) modify the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities, (ii) eliminate the presumption that a general partner should consolidate a limited partnership, (iii) affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships and (iv) provide a scope exception from consolidation guidance for reporting entities with interests in legal entities in certain investment funds. The guidance is effective for all interim and annual reporting periods beginning after December 15, 2015. Early adoption is permitted for all entities. The amendments are not expected to have an impact on the Company’s business, financial position, results of operations or liquidity.

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

In August 2014, the FASB issued authoritative guidance requiring management to evaluate whether there are conditions and events that raise substantial doubt about the entity’s ability to continue as a going concern and to provide disclosures in certain circumstances. The guidance is effective for annual and interim periods ending after December 15, 2016. The Company does not expect this guidance to have a material impact on its consolidated financial statements.

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

Reclassifications

Prior period results reflect reclassifications, for comparative purposes, related to the early adoption of authoritative guidance for the presentation of deferred taxes. Deferred tax assets have been presented on the balance sheet as a noncurrent asset for all periods presented. Historically, these assets were classified as either current or noncurrent assets, as applicable.

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

A summary of revenues by payor type follows (in thousands):

	Year ended December 31,
	2015	2014	2013
Medicare	$3,605,852	$2,087,261	$1,990,736
Medicaid	817,713	601,645	541,614
Medicare Advantage	530,012	374,431	363,520
Medicaid Managed	207,900	127,707	83,347
Other	2,131,012	2,051,812	1,999,173
	7,292,489	5,242,856	4,978,390
Eliminations	(237,582)	(215,257)	(203,155)
	$7,054,907	$5,027,599	$4,775,235

Cash and cash equivalents

Cash and cash equivalents include highly liquid investments with an original maturity of three months or less when purchased. The Company reclassifies outstanding checks in excess of funds on deposit. As of December 31, 2015, $46.7 million was reclassified to accounts payable and $3.6 million was reclassified to salaries, wages and other compensation. As of December 31, 2014, $43.5 million was reclassified to accounts payable and $3.3 million was reclassified to salaries, wages and other compensation.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 – BASIS OF PRESENTATION (Continued)

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

In evaluating the collectibility of accounts receivable, the Company considers a number of factors, including the age of the accounts, changes in collection patterns, the composition of patient accounts by payor type, the status of ongoing disputes with third party payors and general industry conditions. Actual collections of accounts receivable in subsequent periods may require changes in the estimated provision for loss. Changes in these estimates are charged or credited to the results of operations in the period of change. Based upon the termination of a RehabCare customer and litigation associated with the collection of past due accounts, the Company recorded a provision for doubtful accounts of $12.9 million in the fourth quarter of 2015.

The provision for doubtful accounts totaled $55.0 million for 2015, $31.1 million for 2014 and $25.9 million for 2013.

Due to third party payors

The Company’s TC hospitals, nursing centers and IRFs are required to submit cost reports at least annually to various state and federal agencies administering the respective reimbursement programs. In many instances, interim cash payments to the Company are only an estimate of the amount due for services provided. Any overpayment to the Company arising from the completion of a cost report is recorded as a liability.

Gentiva Health Services, Inc. (“Gentiva”) entered into a five-year Corporate Integrity Agreement with the United States Department of Health and Human Services Office of Inspector General (the “OIG”) (the “Gentiva CIA”), which became effective on February 15, 2012. The Gentiva CIA imposes monitoring, reporting, certification, oversight and training obligations which the Company, as a result of the Gentiva Merger (as defined in Note 2), must comply. In the event of a breach of the Gentiva CIA, the Company could become liable for payment of certain stipulated penalties, or its Gentiva subsidiaries could be excluded from participation in federal healthcare programs. As of December 31, 2015, the accrual related to the Gentiva CIA totaled $7.8 million.

Inventories

Inventories consist primarily of pharmaceutical and medical supplies and are stated at the lower of cost (first-in, first-out) or market.

Property and equipment

Beginning January 1, 2015, the Company changed the estimated useful life of certain technology and medical equipment based upon a detailed review of actual utilization. The change in estimate extended the expected useful life by two to three years depending on the equipment category and has been accounted for prospectively. The impact from this change in accounting estimate was an increase to income (loss) from continuing operations before income taxes of approximately $14 million ($8 million net of income taxes) for the year ended December 31, 2015.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 – BASIS OF PRESENTATION (Continued)

Property and equipment (Continued)

Property and equipment is carried at cost less accumulated depreciation. Depreciation expense, computed by the straight-line method, was $127.4 million for 2015, $133.9 million for 2014 and $130.8 million for 2013. These amounts include amortization of assets recorded under capital leases. Depreciation rates for buildings range generally from 20 to 45 years. Leasehold improvements are depreciated over their estimated useful lives or the remaining lease term, whichever is shorter. Estimated useful lives of equipment vary from five to 15 years. Depreciation expense is not recorded for property and equipment classified as held for sale.

Interest costs incurred during the construction of the Company’s development projects are capitalized. Capitalized interest for the years ended December 31, 2015, 2014 and 2013 was $0.5 million, immaterial and $0.1 million, respectively. Repairs and maintenance are expensed as incurred.

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

In assessing the carrying values of long-lived assets, the Company estimates future cash flows at the lowest level for which there are independent, identifiable cash flows. For this purpose, these cash flows are aggregated based upon the contractual agreements underlying the operation of the facility or group of facilities. Generally, an individual facility for hospitals or nursing centers, skilled nursing rehabilitation services reporting unit, hospital rehabilitation services reporting unit or geographical locations within the Kindred at Home division are considered the lowest level for which there are independent, identifiable cash flows. However, to the extent that groups of facilities are leased under a master lease agreement in which the operations of a facility and compliance with the lease terms are interdependent upon other facilities in the agreement (including the Company’s ability to renew the lease or divest a particular property), the Company defines the group of facilities under a master lease agreement, or a renewal bundle in a master lease, as the lowest level for which there are independent, identifiable cash flows. Accordingly, the estimated cash flows of all facilities within a master lease agreement, or within a renewal bundle in a master lease, are aggregated for purposes of evaluating the carrying values of long-lived assets.

Losses associated with the disposition or planned disposition of long-lived assets for the three years ended December 31, 2015 are discussed in Note 4.

On July 29, 2011, the Centers for Medicare and Medicaid Services (“CMS”) issued final rules which, among other things, significantly reduced Medicare payments to nursing centers and changed the reimbursement for the provision of group rehabilitation therapy services to Medicare beneficiaries beginning October 1, 2011 (the “2011 CMS Rules”). In connection with the 2011 CMS Rules, the Company determined that the impact of the 2011 CMS Rules was a triggering event in the third quarter of 2011 and accordingly tested the recoverability of its nursing centers property and equipment asset groups impacted by the reduced Medicare payments. The Company recorded pretax impairment charges aggregating $1.1 million ($0.7 million net of income taxes) for the year ended December 31, 2013 of property and equipment expended to reflect the amount by which the carrying value of certain assets exceeded their estimated fair value. The impairment charge did not impact the Company’s cash flows or liquidity.

Goodwill and intangible assets

Goodwill and indefinite-lived intangible assets primarily originated from business combinations accounted for as purchase transactions. Indefinite-lived intangible assets consist of trade names, Medicare certifications and certificates of need.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 – BASIS OF PRESENTATION (Continued)

Goodwill and intangible assets (Continued)

A summary of goodwill by reporting unit follows (in thousands):

	Hospitals		Home health	Hospice		Community care		Hospital rehabilitation services		IRFs		RehabCare		Nursing centers		Total
Balances, December 31, 2013		$679,480	$112,378		$26,910	$	−		$173,334	$	−	$	−	$	−	$992,102
Acquisitions		−	983		−		−		−		−		−		−	983
Other (1)		−	4,228		−		−		284		−		−		−	4,512
Balances, December 31, 2014		679,480	117,589		26,910		−		173,618		−		−		−	997,597
Acquisitions		−	623,441		613,295		166,312		−		271,717		−		−	1,674,765
Dispositions		−	(1,353)		(1,199)		−		−		−		−		−	(2,552)
Reclassification		(50,961)	−		−		−		−		50,961		−		−	−
Balances, December 31, 2015		$628,519	$739,677		$639,006		$166,312		$173,618		$322,678	$	−	$	−	$2,669,810
Accumulated impairment charges:
December 31, 2014	$	−	$(76,082)	$	−	$	−	$	−	$	−		$(153,898)		$(6,080)	$(236,060)
December 31, 2015	$	−	$(76,082)	$	−	$	−	$	−	$	−		$(153,898)		$(6,080)	$(236,060)
(1)	Other consists primarily of non-cash adjustments related to acquisitions within the measurement period.

In accordance with the authoritative guidance for goodwill and other intangible assets, the Company is required to perform an impairment test for goodwill and indefinite-lived intangible assets at least annually or more frequently if adverse events or changes in circumstances indicate that the asset may be impaired.

The Company previously performed its annual goodwill impairment test at the end of each fiscal year for each of its reporting units. During the fourth quarter of 2015, the Company changed the date of the annual goodwill impairment test from December 31 to October 1. Management believes this voluntary change is preferable as it aligns the annual impairment test date with the Company’s budgeting process. This goodwill impairment test date change was applied prospectively beginning on October 1, 2015 and had no effect on the Company’s consolidated financial statements.

A reporting unit is either an operating segment or one level below the operating segment, referred to as a component. When the components within the Company’s operating segments have similar economic characteristics, the Company aggregates the components of its operating segments into one reporting unit. Accordingly, the Company has determined that its reporting units are hospitals, home health, hospice, community care, hospital rehabilitation services, IRFs, RehabCare and nursing centers as of December 31, 2015. The hospital rehabilitation services and IRFs reporting units are both included in the Kindred Hospital Rehabilitation Services operating segment of the Kindred Rehabilitation Services division. The community care reporting unit is included in the home health operating segment of the Kindred at Home division.

In connection with the preparation of the Company’s operating results for the third quarter of 2015, the Company determined that the impact of the regulatory changes announced on July 31, 2015 as part of the Pathway for SGR Reform Act of 2013 and related to the Company’s hospital reporting unit, was an impairment triggering event. The regulatory changes create new Medicare patient criteria and payment rules for long-term acute care hospitals. The Company tested the recoverability of its hospital reporting unit goodwill and determined that goodwill was not impaired.

In connection with the preparation of the Company’s operating results for the fourth quarter of 2013, the Company determined that the impact of regulatory changes announced on November 22, 2013 related to the Company’s home health reporting unit was an impairment triggering event. The regulatory changes resulted from action by CMS to, among other changes, rebase home health payment rates by reducing the national standardized 60 day episode payment rate by approximately 2.8% in each of the four years beginning January 1, 2014. The Company tested the recoverability of the home health reporting unit goodwill, other intangible assets and long-lived assets. The Company recorded a pretax impairment charge aggregating $76.1 million ($58.3 million net of income taxes) in the fourth quarter of 2013 to reflect the amount by which the carrying value of its home health reporting unit goodwill exceeded the estimated fair value. The Company determined that other intangible assets and long-lived assets in the home health reporting unit were not impaired.

The goodwill impairment test involves a two-step process. The first step is a comparison of each reporting unit’s fair value to its carrying value. If the carrying value of the reporting unit is greater than its fair value, there is an indication that impairment may exist and the second step must be performed to measure the amount of impairment loss, if any. Based upon the results of the step one impairment test for goodwill for each of the Company’s reporting units at October 1, 2015 or December 31, 2014, no impairment charges were recorded in connection with the Company’s annual impairment test.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 – BASIS OF PRESENTATION (Continued)

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

Adverse changes in the operating environment and related key assumptions used to determine the fair value of the Company’s reporting units and indefinite-lived intangible assets or declines in the value of the Company’s Common Stock (as defined below) may result in future impairment charges for a portion or all of these assets. Specifically, if the rate of growth of government and commercial revenues earned by the Company’s reporting units were to be less than projected or if healthcare reforms were to negatively impact the Company’s business, an impairment charge of a portion or all of these assets may be required. An impairment charge could have a material adverse effect on the Company’s business, financial position and results of operations, but would not be expected to have an impact on the Company’s cash flows or liquidity.

The Company’s indefinite-lived intangible assets consist of trade names, Medicare certifications and certificates of need. The fair values of the Company’s indefinite-lived intangible assets are derived from current market data, including comparable sales or royalty rates, and projections at a facility, geographical location level or reporting unit, which include management’s best estimates of economic and market conditions over the projected period. Significant assumptions include growth rates in the number of admissions, patient days, reimbursement rates, operating costs, rent expense, capital expenditures, terminal value growth rates, changes in working capital requirements, weighted average cost of capital and opportunity costs.

During the fourth quarter ended December 31, 2015, the Company recorded an asset impairment charge of $18.0 million related to the previously acquired RehabCare trade name due to the cancellation of contracts associated with one large customer in the fourth quarter of 2015 and a reduction in projected revenues in 2016. The fair value of the trade name was measured using Level 3 inputs such as projected revenue and the industry specific royalty rate.

During the year ended December 31, 2015, the Company recorded an asset impairment charge of $6.7 million related to previously acquired home health and hospice trade names after the decision in the first quarter of 2015 to rebrand to the Kindred at Home trade name. These charges reflect the amount by which the carrying value exceeded its estimated fair value. The fair value of the trade names was measured using Level 3 unobservable inputs, primarily economic obsolescence.

Based upon the results of the annual impairment test for indefinite-lived intangible assets discussed above for the years ended December 31, 2015, 2014, and 2013, no impairment charges were recorded.

Losses associated with the disposition or planned disposition of indefinite-lived intangible assets for the years ended December 31, 2015 and December 31, 2014 are discussed in Note 4.

The annual impairment tests for certain of the Company’s indefinite-lived intangible assets are performed as of May 1 and October 1. No impairment charges were recorded in connection with the annual impairment tests at each of these dates in 2015.

The Company’s intangible assets include both finite and indefinite-lived intangible assets. The Company’s intangible assets with finite lives are amortized in accordance with the authoritative guidance for goodwill and other intangible assets, such as customer relationship assets, trade names, leasehold interests and non-compete agreements, primarily using the straight-line method over their estimated useful lives ranging from one to 20 years.

Amortization expense computed by the straight-line method totaled $29.9 million for 2015, $21.7 million for 2014 and $22.1 million for 2013.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 – BASIS OF PRESENTATION (Continued)

Goodwill and intangible assets (Continued)

The estimated annual amortization expense for the next five years for intangible assets at December 31, 2015 follows (in thousands):

2016	$23,620
2017	17,261
2018	14,742
2019	14,219
2020	14,088

A summary of intangible assets at December 31 follows (in thousands):

	2015					2014
	Cost	Accumulated amortization		Carrying value	Weighted average life	Cost	Accumulated amortization		Carrying value	Weighted average life
Non-current:
Certificates of need (indefinite life)	$289,421	$	−	$289,421		$28,757	$	−	$28,757
Medicare certifications (indefinite life)	189,425		−	189,425		91,244		−	91,244
Trade names (indefinite life)	119,569		−	119,569		115,400		−	115,400
Non-compete agreements	4,466		(3,002)	1,464	3 years	3,277		(1,963)	1,314	4 years
Leasehold interests	10,520		(1,491)	9,029	9 years	370		(257)	113	6 years
Trade names	33,184		(21,435)	11,749	5 years	28,334		(12,928)	15,406	8 years
Customer relationship assets	203,291		(68,293)	134,998	14 years	201,361		(52,895)	148,466	14 years
	$849,876		$(94,221)	$755,655		$468,743		$(68,043)	$400,700

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 – BASIS OF PRESENTATION (Continued)

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

The interest rate swaps were assessed for hedge effectiveness for accounting purposes and the Company determined the interest rate swaps qualify for cash flow hedge accounting at December 31, 2015. However, an amendment completed in May 2013 to the Company’s Prior Term Loan Facility (as defined below) reduced the London Interbank Offered Rate (“LIBOR”) floor from 1.5% to 1.0%, therefore some partial ineffectiveness will result through the expiration of the interest rate swap agreement that was entered into in December 2011. The Company records the effective portion of the gain or loss on the derivative financial instrument in accumulated other comprehensive income (loss) as a component of stockholders’ equity and records the ineffective portion of the gain or loss on the derivative financial instrument as interest expense. See Note 12.

In January 2016, the Company entered into three interest rate swap agreements to hedge its floating interest rate on an aggregate of $325 million of outstanding Term Loan Facility debt, which replaced the previous $225 million aggregate swap that expired on January 11, 2016. The interest rate swaps have an effective date of January 11, 2016, and expire on January 9, 2021. The Company is required to make payments based upon a fixed interest rate of 1.862% and 1.855% calculated on the notional amount of $175 million and $150 million, respectively. In exchange, the Company will receive interest on $325 million at a variable interest rate that is based upon the three-month LIBOR rate, subject to a minimum rate of 1.0%.

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

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 – BASIS OF PRESENTATION (Continued)

Variable interest entities (Continued)

The carrying amounts and classifications of the assets and liabilities of the consolidated VIEs as of December 31, 2015 are as follows (in thousands):

Assets:
Current assets:
Cash and cash equivalents	$36,798
Accounts receivable, net	36,085
Inventories	1,576
Other	3,001
77,460
Property and equipment, net	17,100
Goodwill	271,717
Intangible assets, net	22,675
Other	54
Total assets	$389,006
Liabilities:
Current liabilities:
Accounts payable	$26,291
Salaries, wages and other compensation	3,261
Other accrued liabilities	2,784
Long-term debt due within one year	1,106
33,442
Long-term debt	1,274
Deferred credits and other liabilities	4,971
Total liabilities	$39,687

Stock option accounting

The Company recognizes compensation expense in its consolidated financial statements using a Black-Scholes option valuation model for non-vested stock options. See Note 15.

Other information

The Company has performed an evaluation of subsequent events through the date on which the financial statements were issued.

NOTE 2 – GENTIVA MERGER

On October 9, 2014, the Company entered into an Agreement and Plan of Merger (the “Gentiva Merger Agreement”) with Gentiva, providing for the Company’s acquisition of Gentiva. On February 2, 2015, the Company consummated the acquisition with one of its subsidiaries merging with and into Gentiva (the “Gentiva Merger”), with Gentiva continuing as the surviving company and the Company’s wholly owned subsidiary.

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

The Company used the net proceeds from the Gentiva Financing Transactions (as defined in Note 12), to fund the Cash Consideration for the Gentiva Merger, repay Gentiva’s existing debt and pay related transaction fees and expenses.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2 – GENTIVA MERGER (Continued)

Operating results for the year ended December 31, 2015 included transaction and integration costs totaling $37.9 million, retention and severance costs totaling $60.3 million, a lease termination charge of $0.8 million and financing costs totaling $23.4 million related to the Gentiva Merger. Operating results for the year ended December 31, 2014 included transaction costs totaling $10.8 million and financing costs totaling $17.0 million related to the Gentiva Merger. Transaction, integration, retention and severance costs were recorded as general and administrative expenses, the lease termination charge was recorded as rent expense and financing costs were recorded as general and administrative expenses ($6.0 million) and as interest expense ($17.4 million) for 2015. Transaction costs were recorded as general and administrative expenses and financing costs were recorded as interest expense for 2014.

A note receivable totaling $25 million was acquired in the Gentiva Merger. The note receivable was collected in full during the third quarter of 2015 and the Company received all of the cash proceeds.

At December 31, 2014, Gentiva was a leading provider of home health services, hospice services and community care services serving patients through approximately 491 locations in 40 states.

Purchase price allocation

The Gentiva Merger purchase price of $722.3 million was allocated on a preliminary basis to the estimated fair value of the tangible and intangible assets, and goodwill. The purchase price allocation is still preliminary mainly related to certain accruals.

The following is the preliminary Gentiva Merger purchase price allocation (in thousands):

Cash and cash equivalents	$64,695
Accounts receivable	265,034
Other current assets	123,428
Property and equipment	46,732
Identifiable intangible assets:
Certificates of need (indefinite life)	256,921
Medicare certifications (indefinite life)	94,500
Trade names (indefinite life)	22,200
Trade name	15,600
Non-compete agreements	1,820
Leasehold interests	1,439
Total identifiable intangible assets	392,480
Deferred tax assets	31,967
Other assets	74,407
Current portion of long-term debt	(53,075)
Accounts payable and other current liabilities	(317,493)
Long-term debt, less current portion	(1,124,288)
Deferred tax liabilities	(47,748)
Other liabilities	(122,768)
Noncontrolling interests	(3,992)
Total identifiable net assets	(670,621)
Goodwill	1,392,902
Net assets	$722,281

The preliminary fair value allocation was measured primarily using a discounted cash flows methodology, which is considered a Level 3 input (as described in Note 18).

The value of gross contractual accounts receivable before determining uncollectable amounts totaled $278.9 million. Accounts estimated to be uncollectable totaled $13.9 million.

The weighted average life of the definite lived intangible assets consisting primarily of a trade name is three years.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2 – GENTIVA MERGER (Continued)

Purchase price allocation (Continued)

The aggregate goodwill arising from the Gentiva Merger is based upon the expected future cash flows of the Gentiva operations, which reflect both growth expectations and cost savings from combining the operations of the Company and Gentiva. Goodwill is not amortized and is not deductible for income tax purposes. Goodwill was preliminarily assigned to the Company’s home health reporting unit ($613.3 million), hospice reporting unit ($613.3 million) and community care reporting unit ($166.3 million).

Pro forma information

The unaudited pro forma net effect of the Gentiva Merger assuming the acquisition occurred as of January 1, 2014 is as follows (in thousands, except per share amounts):

	Year ended December 31,
	2015	2014
Revenues	$7,216,606	$7,020,543
Loss from continuing operations attributable to Kindred	(11,960)	(56,142)
Loss attributable to Kindred	(10,917)	(122,003)
Loss per common share:
Basic:
Loss from continuing operations	$(0.14)	$(0.66)
Net loss	$(0.13)	$(1.43)
Diluted:
Loss from continuing operations	$(0.14)	$(0.66)
Net loss	$(0.13)	$(1.43)

The unaudited pro forma financial data have been derived by combining the historical financial results of the Company and the operations acquired in the Gentiva Merger for the periods presented. The unaudited pro forma financial data includes transaction, integration, retention and severance costs, a lease termination charge and financing costs totaling $139.4 million incurred by both the Company and Gentiva in connection with the Gentiva Merger. These costs have been eliminated from the results of operations for 2015 and have been reflected as expenses incurred in 2014 for purposes of the pro forma financial presentation. Revenues and earnings before interest, income taxes, transaction, integration, retention and severance costs associated with Gentiva aggregated $1.9 billion and $235.7 million, respectively, since the date of the Gentiva Merger.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3 – OTHER ACQUISITIONS

The following is a summary of the Company’s other acquisition activities. The operating results of the acquired businesses have been included in the accompanying consolidated financial statements of the Company from the respective acquisition dates. The purchase price of acquired businesses and acquired leased facilities resulted from negotiations with each of the sellers that were based upon both the historical and expected future cash flows of the respective businesses and real estate values. Each of these acquisitions was financed through operating cash flows and borrowings under the Company’s ABL Facility (as defined below). Unaudited pro forma financial data related to the acquired businesses have not been presented because the acquisitions are not material, either individually or in the aggregate, to the Company’s consolidated financial statements.

	Allocation of purchase price
Acquisitions	Accounts receivable		Property and equipment		Goodwill	Identifiable intangible assets		Other assets		Deferred income taxes and other liabilities	Total purchase price, net of cash received
Year ended December 31, 2015:
Acquisition of Centerre		$28,525		$15,122	$265,737		$23,512		$21,135	$174,766	$179,265
Home-based primary care acquisitions		1,410		47	9,991		2,112		−	1,408	12,152
Home health acquisition		−		−	155		1,845		−	−	2,000
Other		−		−	5,980		−		−	5,980	−
		$29,935		$15,169	$281,863		$27,469		$21,135	$182,154	$193,417
Year ended December 31, 2014:
Home health and hospice acquisition	$	−	$	−	$983	$	−	$	−	$833	$150
Acquisition of previously leased real estate		−		22,871	−		2,590		(2,280)	(373)	23,554
Other		−		−	104		−		−	(328)	432
	$	−		$22,871	$1,087		$2,590		$(2,280)	$132	$24,136
Year ended December 31, 2013:
Home health and hospice acquisitions		$22,470		$2,697	$89,710		$16,775		$4,587	$26,957	$109,282
Hospital rehabilitation services acquisition		2,226		53	5,315		6,622		1,383	1,840	13,759
Hospital acquisition		−		490	2,546		1,964		−	43	4,957
Acquisition of previously leased real estate		−		91,268	−		5,053		−	−	96,321
		$24,696		$94,508	$97,571		$30,414		$5,970	$28,840	$224,319

The fair value of each of the acquisitions noted above was measured primarily using discounted cash flow methodologies which are considered Level 3 inputs (as described in Note 18).

For the three years ended December 31, 2015, the Company incurred $109.1 million, $18.0 million and $2.1 million, respectively, in transaction costs. Transaction costs incurred for the years ended December 31, 2015 and 2014 totaled $104.2 million and $10.8 million, respectively, related to the Gentiva Merger. These costs were charged to general and administrative expenses for the periods incurred.

On January 1, 2015, the Company completed the acquisition of Centerre for a purchase price of approximately $195 million in cash. The Company paid approximately $4 million in cash for a working capital settlement. Centerre operated 11 IRFs with 614 beds through partnerships.

NOTE 4 – DIVESTITURES

In accordance with the authoritative guidance for the impairment or disposal of long-lived assets, the divestitures or planned divestiture of unprofitable businesses discussed in Note 1 has been accounted for as discontinued operations. Accordingly, the results of operations of these businesses for all periods presented and the gains, losses or impairments associated with these transactions have been classified as discontinued operations, net of income taxes, in the accompanying consolidated statement of operations based upon the authoritative guidance which was in effect through December 31, 2014. Effective January 1, 2015, the authoritative guidance modified the requirements for reporting discontinued operations. A disposal is now required to be reported in discontinued operations only if the disposal represents a strategic shift that has (or will have) a major effect on the Company’s operations and financial results. At December 31, 2015, the Company held for sale two nursing centers reported as discontinued operations.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4 – DIVESTITURES (Continued)

On December 27, 2014, the Company entered into an agreement with Ventas, Inc. (“Ventas”) to transition the operations under the leases for nine non-strategic nursing centers (the “2014 Expiring Facilities”). Each lease terminates when the operation of such nursing center is transferred to a new operator. Through December 31, 2015, the Company transferred the operations of seven of the 2014 Expiring Facilities and recorded a gain on divestiture of $2.0 million ($1.2 million net of income taxes). The lease term for eight of these nursing centers was scheduled to expire on April 30, 2018. The lease term for the ninth of these nursing centers was scheduled to expire on April 30, 2020. At December 31, 2015, the Company continued to operate the two remaining facilities and will continue to do so until the operations are transferred. For accounting purposes, the 2014 Expiring Facilities qualified as assets held for sale, and the Company reflected the operating results as discontinued operations in the accompanying consolidated statement of operations for all historical periods. Under the terms of the agreement to transition operations of the 2014 Expiring Facilities, the Company incurred a $40 million termination fee in exchange for the early termination of the leases, which was paid to Ventas in January 2015. The early termination fee was accrued as rent expense in discontinued operations in 2014.

The 2014 Expiring Facilities contained 903 licensed nursing center beds and generated revenues of approximately $62 million for the year ended December 31, 2014. The annual rent for these facilities approximated $10 million.

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

On September 30, 2013, the Company entered into agreements with Ventas to exit 59 nursing centers and close another facility (collectively, the “2013 Expiring Facilities”). Under the terms of the agreements, the lease term for the 2013 Expiring Facilities expired on September 30, 2014, unless the Company and Ventas were able to transfer the operations earlier; provided, however, that the Company was obligated to continue to operate any 2013 Expiring Facility not transferred by December 31, 2014 for a limited amount of time and under certain reduced rent obligations provided for in the agreements. The Company transferred the operations of all of the 2013 Expiring Facilities to new operators during the year ended December 31, 2014. Another facility was closed and its operating license and equipment were sold during the year ended December 31, 2014. Proceeds from the sale of equipment and inventory for the 2013 Expiring Facilities totaled $15.0 million for the year ended December 31, 2014. For accounting purposes, the 2013 Expiring Facilities qualified as assets held for sale and the Company reflected the operating results as discontinued operations in the accompanying consolidated statement of operations for all historical periods. Under the terms of the agreements, the Company paid $20 million to Ventas in exchange for the early termination of these leases. The early termination payment was recorded as rent expense in discontinued operations in 2013. The disposal group was measured at its fair value less cost to sell and the Company recorded an asset impairment charge of $7.9 million ($4.8 million net of income taxes) during the year ended December 31, 2013 related to leasehold improvements in the 2013 Expiring Facilities.

In September 2013, the Company completed the sale of 15 non-strategic hospitals and one nursing center (the “Vibra Facilities”) for $187 million to an affiliate of Vibra Healthcare, LLC. The net proceeds of approximately $180 million from this transaction were used to reduce the Company’s borrowings under its Prior ABL Facility (as defined below).

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

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4 – DIVESTITURES (Continued)

During 2013, the Company recorded a loss on divestiture of $9.0 million ($5.5 million net of income taxes) related to the planned disposition of a TC hospital. The loss on divestiture consisted of a real estate write-down of $8.6 million and a write-off of $0.4 million of goodwill, both based upon the relative fair value of the hospital.

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

The results of operations and the gains or losses on divestiture of operations, net of income taxes, for the above dispositions or planned dispositions were reclassified to discontinued operations in the accompanying consolidated statement of operations for all historical periods.

During 2015, the Company either sold or closed home health and hospice locations reported as continuing operations and recorded write-offs of property and equipment of $1.4 million, indefinite-lived intangible assets of $8.9 million and goodwill of $2.6 million, which was based upon the relative fair value of the sold home health and hospice locations.

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

NOTE 5 – DISCONTINUED OPERATIONS

In accordance with the authoritative guidance for the impairment or disposal of long-lived assets, the divestiture of certain unprofitable businesses discussed in Notes 1 and 4 have been accounted for as discontinued operations. Accordingly, the results of operations of these businesses for all periods presented and the gains, losses or impairments related to these divestitures have been classified as discontinued operations, net of income taxes, in the accompanying consolidated statement of operations. At December 31, 2015, the Company held for sale two nursing centers reported as discontinued operations.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5 – DISCONTINUED OPERATIONS (Continued)

Discontinued operations included a favorable pretax adjustment of $4.9 million ($3.0 million net of income taxes) in 2015 and unfavorable pretax adjustments of $2.5 million ($1.5 million net of income taxes) in 2014 and $9.2 million ($5.6 million net of income taxes) in 2013 resulting from changes in estimates for professional liability reserves related to prior years.

A summary of discontinued operations follows (in thousands):

	Year ended December 31,
	2015	2014	2013
Revenues	$43,145	$297,099	$1,033,701
Salaries, wages and benefits	20,821	126,370	405,989
Supplies	2,265	15,528	62,221
Rent	7,368	83,107	123,225
Other operating expenses	8,030	57,246	200,184
General and administrative expenses	3,936	94,062	268,467
Other income	−	−	−
Impairment charges	−	673	10,632
Depreciation	1,123	5,380	29,444
Interest expense	4	18	53
Investment income	(14)	(478)	(42)
	43,533	381,906	1,100,173
Loss from operations before income taxes	(388)	(84,807)	(66,472)
Income tax benefit	(153)	(31,177)	(26,157)
Loss from operations	(235)	(53,630)	(40,315)
Gain (loss) on divestiture of operations, net of income taxes	1,244	(12,698)	(83,887)
Income (loss) from discontinued operations	1,009	(66,328)	(124,202)
Loss attributable to noncontrolling interests	34	467	233
Income (loss) attributable to Kindred	$1,043	$(65,861)	$(123,969)

The following table sets forth certain discontinued operations data by business segment (in thousands):

	Year ended December 31,
	2015		2014	2013
Revenues:
Hospital division		$2,368	$26,571	$246,925
Nursing center division		40,777	270,528	786,776
		$43,145	$297,099	$1,033,701
Operating income (loss):
Hospital division		$920	$(3,798)	$30,911
Nursing center division		7,173	7,018	55,297
		$8,093	$3,220	$86,208
Rent:
Hospital division		$1,989	$4,174	$11,926
Nursing center division		5,379	78,933	111,299
		$7,368	$83,107	$123,225
Depreciation:
Hospital division	$	−	$1,700	$12,283
Nursing center division		1,123	3,680	17,161
		$1,123	$5,380	$29,444

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5 – DISCONTINUED OPERATIONS (Continued)

A summary of the net assets held for sale follows (in thousands):

	December 31,
	2015	2014
Long-term assets:
Property and equipment, net	$571	$3,306
Other	42	169
	613	3,475
Current liabilities (included in other accrued liabilities)	−	−
	$613	$3,475

NOTE 6 – LOSS PER SHARE

Loss per common share is based upon the weighted average number of common shares outstanding during the respective periods. Because the Company is reporting a loss from continuing operations attributable to the Company for the three years ended December 31, 2015, the dilutive calculation of earnings per common share excludes the dilutive impact of stock options, performance-based restricted shares and tangible equity units. The Company follows the provisions of the authoritative guidance for determining whether instruments granted in share-based payment transactions are participating securities, which requires that unvested restricted stock that entitles the holder to receive nonforfeitable dividends before vesting be included as a participating security in the basic and diluted earnings per common share calculation pursuant to the two-class method. However, because the Company reported a loss from continuing operations attributable to the Company, there was no allocation to participating unvested restricted stockholders for all periods presented.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6 – LOSS PER SHARE (Continued)

A computation of the loss per common share follows (in thousands, except per share amounts):

	Year ended December 31,
	2015		2014		2013
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Loss:
Amounts attributable to Kindred stockholders:
Loss from continuing operations:
As reported in Statement of Operations	$(94,427)	$(94,427)	$(13,976)	$(13,976)	$(44,523)	$(44,523)
Allocation to participating unvested restricted stockholders	–	–	–	–	–	–
Available to common stockholders	$(94,427)	$(94,427)	$(13,976)	$(13,976)	$(44,523)	$(44,523)
Discontinued operations, net of income taxes:
Loss from operations:
As reported in Statement of Operations	$(201)	$(201)	$(53,163)	$(53,163)	$(40,082)	$(40,082)
Allocation to participating unvested restricted stockholders	–	–	–	–	–	–
Available to common stockholders	$(201)	$(201)	$(53,163)	$(53,163)	$(40,082)	$(40,082)
Gain (loss) on divestiture of operations:
As reported in Statement of Operations	$1,244	$1,244	$(12,698)	$(12,698)	$(83,887)	$(83,887)
Allocation to participating unvested restricted stockholders	–	–	–	–	–	–
Available to common stockholders	$1,244	$1,244	$(12,698)	$(12,698)	$(83,887)	$(83,887)
Income (loss) from discontinued operations:
As reported in Statement of Operations	$1,043	$1,043	$(65,861)	$(65,861)	$(123,969)	$(123,969)
Allocation to participating unvested restricted stockholders	–	–	–	–	–	–
Available to common stockholders	$1,043	$1,043	$(65,861)	$(65,861)	$(123,969)	$(123,969)
Net loss:
As reported in Statement of Operations	$(93,384)	$(93,384)	$(79,837)	$(79,837)	$(168,492)	$(168,492)
Allocation to participating unvested restricted stockholders	–	–	–	–	–	–
Available to common stockholders	$(93,384)	$(93,384)	$(79,837)	$(79,837)	$(168,492)	$(168,492)
Shares used in the computation:
Weighted average shares outstanding – basic computation	84,558	84,558	58,634	58,634	52,249	52,249
Dilutive effect of employee stock options		–		–		–
Dilutive effect of performance-based restricted shares		–		–		–
Dilutive effect of tangible equity units		–		–		–
Adjusted weighted average shares outstanding – diluted computation		84,558		58,634		52,249
Loss per common share:
Loss from continuing operations	$(1.12)	$(1.12)	$(0.24)	$(0.24)	$(0.85)	$(0.85)
Discontinued operations:
Loss from operations	–	–	(0.91)	(0.91)	(0.77)	(0.77)
Gain (loss) on divestiture of operations	0.01	0.01	(0.21)	(0.21)	(1.61)	(1.61)
Income (loss) from discontinued operations	0.01	0.01	(1.12)	(1.12)	(2.38)	(2.38)
Net loss	$(1.11)	$(1.11)	$(1.36)	$(1.36)	$(3.23)	$(3.23)
Number of antidilutive stock options, performance-based restricted shares and tangible equity units excluded from shares used in the diluted loss per common share computation		2,600		1,276		1,038

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7 – BUSINESS SEGMENT DATA

At December 31, 2015, the Company was organized into four operating divisions: the hospital division, the Kindred at Home division (formerly the care management division), the Kindred Rehabilitation Services division (formerly known as the rehabilitation division) and the nursing center division. Based upon the authoritative guidance for business segments, the operating divisions represent six reportable operating segments, including (1) hospitals, (2) home health services, (3) hospice services, (4) Kindred Hospital Rehabilitation Services (formerly known as hospital rehabilitation services), (5) RehabCare (formerly known as skilled nursing rehabilitation services), and (6) nursing centers. These reportable operating segments are consistent with information used by the Company’s President and Chief Executive Officer and its Chief Operating Officer to assess performance and allocate resources. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. Effective January 1, 2015, the Company recast its business segments, including the transfer of five IRFs from the hospital division to the Kindred Hospital Rehabilitation Services business segment. As a result, $51.0 million of goodwill was reallocated from the hospital division to the Kindred Hospital Rehabilitation Services business segment based upon the relative fair value of the five IRFs. All prior period segment information related to this segment change has been recast throughout these financial statements.

For segment purposes, the Company defines segment operating income as earnings before interest, income taxes, depreciation, amortization and rent. Segment operating income reported for each of the Company’s operating segments excludes litigation contingency expense, impairment charges, transaction costs and the allocation of support center overhead.

The following table sets forth certain data by business segment (in thousands):

	Year ended December 31,
	2015	2014	2013
Revenues:
Hospital division	$2,440,779	$2,450,068	$2,400,076
Kindred at Home:
Home health	1,578,500	298,907	173,242
Hospice	656,527	50,095	51,685
	2,235,027	349,002	224,927
Kindred Rehabilitation Services:
Kindred Hospital Rehabilitation Services	609,122	374,201	352,097
RehabCare	915,486	1,007,036	995,907
	1,524,608	1,381,237	1,348,004
Nursing center division	1,092,075	1,062,549	1,005,383
	7,292,489	5,242,856	4,978,390
Eliminations:
Kindred Hospital Rehabilitation Services	(91,301)	(91,232)	(91,475)
RehabCare	(140,540)	(120,808)	(107,430)
Nursing centers	(5,741)	(3,217)	(4,250)
	(237,582)	(215,257)	(203,155)
	$7,054,907	$5,027,599	$4,775,235
Income (loss) from continuing operations:
Operating income (loss):
Hospital division	$477,515	$522,955	$508,572
Kindred at Home:
Home health	250,641	20,149	4,440
Hospice	105,092	5,390	5,523
	355,733	25,539	9,963
Kindred Rehabilitation Services:
Kindred Hospital Rehabilitation Services	176,127	98,196	89,183
RehabCare	43,815	70,974	63,963
	219,942	169,170	153,146
Nursing center division	149,364	146,728	124,856
Support center	(255,229)	(203,075)	(178,409)
Litigation contingency expense	(138,648)	(4,600)	(30,850)
Impairment charges	(24,757)	−	(77,193)
Transaction costs	(109,131)	(17,983)	(2,112)
Operating income	674,789	638,734	507,973
Rent	(382,609)	(313,039)	(302,192)
Depreciation and amortization	(157,251)	(155,570)	(152,945)
Interest, net	(229,589)	(164,767)	(103,962)
Income (loss) before income taxes	(94,660)	5,358	(51,126)
Provision (benefit) for income taxes	(42,797)	462	(10,493)
	$(51,863)	$4,896	$(40,633)

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7 – BUSINESS SEGMENT DATA (Continued)

	Year ended December 31,
	2015	2014	2013
Rent:
Hospital division	$206,692	$205,163	$194,967
Kindred at Home:
Home health	34,725	7,832	4,123
Hospice	16,997	950	978
	51,722	8,782	5,101
Kindred Rehabilitation Services:
Kindred Hospital Rehabilitation Services	30,780	7,041	7,326
RehabCare	3,825	4,199	4,726
	34,605	11,240	12,052
Nursing center division	86,237	85,569	87,788
Support center	3,353	2,285	2,284
	$382,609	$313,039	$302,192
Depreciation and amortization:
Hospital division	$53,975	$65,681	$68,482
Kindred at Home:
Home health	17,279	7,622	5,987
Hospice	6,581	645	621
	23,860	8,267	6,608
Kindred Rehabilitation Services:
Kindred Hospital Rehabilitation Services	13,511	11,827	11,513
RehabCare	7,780	11,129	11,010
	21,291	22,956	22,523
Nursing center division	28,091	30,103	26,233
Support center	30,034	28,563	29,099
	$157,251	$155,570	$152,945

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7 – BUSINESS SEGMENT DATA (Continued)

	Year ended December 31,
	2015	2014	2013
Capital expenditures, excluding acquisitions (including discontinued operations):
Hospital division:
Routine	$28,935	$29,881	$28,390
Development	–	2,087	11,812
	28,935	31,968	40,202
Kindred at Home:
Home health:
Routine	4,201	783	1,369
Development	–	–	–
	4,201	783	1,369
Hospice:
Routine	1,215	64	154
Development	–	–	–
	1,215	64	154
Kindred Rehabilitation Services:
Kindred Hospital Rehabilitation Services:
Routine	948	194	454
Development	4,701	–	5
	5,649	194	459
RehabCare:
Routine	1,449	2,247	2,608
Development	–	–	–
	1,449	2,247	2,608
Nursing center division:
Routine	18,781	20,976	23,023
Development	11,746	3,170	7
	30,527	24,146	23,030
Support center:
Routine:
Information Systems	64,813	35,896	40,756
Other	1,589	1,040	4,154
Development	3,484	–	–
	69,886	36,936	44,910
Totals:
Routine	121,931	91,081	100,908
Development	19,931	5,257	11,824
	$141,862	$96,338	$112,732

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7 – BUSINESS SEGMENT DATA (Continued)

	December 31, 2015	December 31, 2014
Assets at end of period:
Hospital division	$1,633,801	$1,751,695
Kindred at Home:
Home health	1,435,176	203,154
Hospice	922,710	32,733
	2,357,886	235,887
Kindred Rehabilitation Services:
Kindred Hospital Rehabilitation Services	802,686	366,153
RehabCare	347,738	360,860
	1,150,424	727,013
Nursing center division	494,066	513,603
Support Center	882,759	2,424,766
	$6,518,936	$5,652,964
Goodwill:
Hospital division	$628,519	$679,480
Kindred at Home:
Home health	905,989	117,589
Hospice	639,006	26,910
	1,544,995	144,499
Kindred Rehabilitation Services:
Kindred Hospital Rehabilitation Services	496,296	173,618
RehabCare	–	–
	496,296	173,618
Nursing center division	–	–
	$2,669,810	$997,597

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

Management assesses the positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. Based upon the weight of the evidence, it is more-likely-than-not that all of the federal deferred tax assets will be realized. The amount of deferred tax assets considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or if the weight of the available evidence changes.

Provision (benefit) for income taxes consists of the following (in thousands):

	Year ended December 31,
	2015		2014		2013
Current:
Federal	$	−	$	−	$	−
State		3,683		4,901		−
		3,683		4,901		−
Deferred		(46,480)		(4,439)		(10,493)
		$(42,797)		$462		$(10,493)

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8 – INCOME TAXES (Continued)

Reconciliation of federal statutory tax expense (income) to the provision (benefit) for income taxes follows (in thousands):

	Year ended December 31,
	2015	2014	2013
Income tax expense (income) at federal rate	$(33,131)	$1,875	$(17,894)
State income tax expense (income), net of federal income tax expense (income)	(2,726)	1,581	(1,918)
Transaction costs	4,832	3,163	(116)
Impairment charges	890	−	12,395
Prior year contingencies	426	(230)	(554)
Noncontrolling interests	(16,926)	(7,348)	(1,263)
Compensation related charges	3,055	1,992	683
Federal and state tax credits	(3,033)	(1,820)	(1,944)
Other items, net	3,816	1,249	118
	$(42,797)	$462	$(10,493)

Other items consist of meals, entertainment, lobbying, and other permanent differences, which individually are deemed immaterial.

A summary of net deferred income tax assets (liabilities) by source included in the accompanying consolidated balance sheet at December 31 follows (in thousands):

	2015			2014
	Assets		Liabilities	Assets		Liabilities
Property and equipment	$	−	$24,968	$	−	$10,276
Insurance		48,430	−		40,707	−
Accounts receivable allowances		34,029	−		9,562	−
Compensation		75,277	−		68,095	−
Net operating losses		179,074	−		120,263	−
Assets held for sale		−	189		2,458	−
Litigation		47,078	−		−	−
Goodwill and intangibles		−	265,608		−	128,405
Other		57,683	−		42,130	−
		441,571	$290,765		283,215	$138,681
Reclassification of deferred tax liabilities		(290,765)			(138,681)
Net deferred tax assets		150,806			144,534
Valuation allowance		(46,676)			(50,969)
		$104,130			$93,565

Net deferred income taxes totaling $104.1 million and $93.6 million at December 31, 2015 and 2014, respectively, were classified as noncurrent assets.

The Company identified deferred income tax assets for state income tax NOLs of $60.0 million and $68.8 million at December 31, 2015 and 2014, respectively, and a corresponding deferred income tax valuation allowance of $46.7 million and $50.9 million at December 31, 2015 and 2014, respectively, for that portion of the net deferred income tax assets that the Company will likely not realize in the future. The Company had deferred tax assets for federal income tax NOLs of $119.1 million and $51.4 million at December 31, 2015 and 2014, respectively, with no corresponding deferred income tax valuation allowance at December 31, 2015 or December 31, 2014. The federal income tax NOLs expire in various amounts through 2035. The Company’s deferred income tax assets for NOLs at December 31, 2014 did not include $2.2 million of excess tax benefits related to stock compensation since the Company had a tax loss in 2014.

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

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8 – INCOME TAXES (Continued)

A reconciliation of unrecognized tax benefits follows (in thousands):

Balance, December 31, 2012	$906
Reductions due to lapses of applicable statute of limitations and the conclusion of income tax examinations	(608)
Balance, December 31, 2013	298
Reductions due to lapses of applicable statute of limitations and the conclusion of income tax examinations	(298)
Balance, December 31, 2014	−
Acquisition	6,814
Balance, December 31, 2015	$6,814

The Company records accrued interest and penalties associated with uncertain tax positions as income tax expense in the consolidated statement of operations. Accrued interest related to uncertain tax provisions totaled $2.7 million as of December 31, 2015.

The federal statute of limitations remains open for tax years 2012 through 2014. During 2015, the Company resolved federal income tax audits for the 2013 tax year. During 2015, Gentiva and its subsidiaries resolved federal tax audits for the 2014 tax year under the Internal Revenue Service (the “IRS”) Compliance Assurance Process (“CAP”) program. The Company is currently under examination by the IRS for the 2014 and 2015 tax years. The Company has been accepted into the IRS’s CAP for the 2014 through 2016 tax years. CAP is an enhanced, real-time review of a company’s tax positions and compliance. The Company expects participation in CAP to improve the timeliness of its federal tax examinations.

State jurisdictions generally have statutes of limitations for tax returns ranging from three to five years. The state impact of federal income tax changes remains subject to examination by various states for a period of up to one year after formal notification to the states. Currently, the Company has various state income tax returns under examination.

NOTE 9 – INSURANCE RISKS

The Company insures a substantial portion of its professional liability risks and workers compensation risks through its limited purpose insurance subsidiary. Provisions for loss for these risks are based upon management’s best available information including actuarially determined estimates. Effective with the Gentiva Merger, the Company cancelled all policies issued by the Gentiva wholly owned limited purpose insurance subsidiary and began insuring all post-merger risks through its insurance subsidiary.

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

The provision for loss for insurance risks, including the cost of coverage maintained with unaffiliated commercial reinsurance and insurance carriers, follows (in thousands):

	Year ended December 31,
	2015	2014	2013
Professional liability:
Continuing operations	$70,695	$59,190	$53,564
Discontinued operations	(4,053)	8,073	31,061
Workers compensation:
Continuing operations	$51,191	$36,152	$37,369
Discontinued operations	(3,695)	2,110	11,976

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9 – INSURANCE RISKS (Continued)

Changes in the allowance for professional liability risks and workers compensation risks for the years ended December 31 follow (including discontinued operations) (in thousands):

	2015			2014
	Professional liability	Workers compensation	Total	Professional liability	Workers compensation	Total
Allowance for insurance risks at beginning of year	$307,751	$189,259	$497,010	$307,223	$187,637	$494,860
Provision for loss for retained insurance risks:
Current year	55,498	55,172	110,670	55,419	42,724	98,143
Prior years	(1,173)	(18,151)	(19,324)	291	(12,438)	(12,147)
	54,325	37,021	91,346	55,710	30,286	85,996
Provision for reinsurance and insurance, administrative and overhead costs	12,317	10,475	22,792	11,553	7,976	19,529
Discount accretion	1,190	−	1,190	1,409	−	1,409
Contributions from managed facilities	220	344	564	300	254	554
Acquisitions	13,948	64,223	78,171	−	−	−
Payments for insurance risks:
Current year	(6,158)	(11,483)	(17,641)	(7,539)	(9,412)	(16,951)
Prior years	(68,611)	(36,842)	(105,453)	(70,526)	(24,594)	(95,120)
	(74,769)	(48,325)	(123,094)	(78,065)	(34,006)	(112,071)
Payments for reinsurance and insurance, administrative and overhead costs	(12,317)	(10,475)	(22,792)	(11,553)	(7,976)	(19,529)
Change in reinsurance and other recoverables	24,707	12,327	37,034	21,174	5,088	26,262
Allowance for insurance risks at end of year	$327,372	$254,849	$582,221	$307,751	$189,259	$497,010

	2013
	Professional liability	Workers compensation	Total
Allowance for insurance risks at beginning of year	$290,718	$193,361	$484,079
Provision for loss for retained insurance risks:
Current year	68,631	51,136	119,767
Prior years	3,386	(7,378)	(3,992)
	72,017	43,758	115,775
Provision for reinsurance and insurance, administrative and overhead costs	12,608	5,587	18,195
Discount accretion	1,490	−	1,490
Contributions from managed facilities	250	250	500
Acquisitions	60	528	588
Payments for insurance risks:
Current year	(4,092)	(10,651)	(14,743)
Prior years	(77,717)	(31,441)	(109,158)
	(81,809)	(42,092)	(123,901)
Payments for reinsurance and insurance, administrative and overhead costs	(12,608)	(5,587)	(18,195)
Change in reinsurance and other recoverables	24,497	(8,168)	16,329
Allowance for insurance risks at end of year	$307,223	$187,637	$494,860

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9 – INSURANCE RISKS (Continued)

A summary of the assets and liabilities related to insurance risks included in the accompanying consolidated balance sheet at December 31 follows (in thousands):

	2015			2014
	Professional liability	Workers compensation	Total	Professional liability	Workers compensation	Total
Assets:
Current:
Insurance subsidiary investments	$61,889	$44,749	$106,638	$63,183	$36,768	$99,951
Reinsurance recoverables	9,282	1,020	10,302	7,376	−	7,376
Other	−	100	100	−	100	100
	71,171	45,869	117,040	70,559	36,868	107,427
Non-current:
Insurance subsidiary investments	82,207	122,291	204,498	84,210	81,835	166,045
Reinsurance and other recoverables	90,387	86,943	177,330	81,722	73,714	155,436
Deposits	3,980	4,337	8,317	3,879	1,428	5,307
Other	−	38	38	−	38	38
	176,574	213,609	390,183	169,811	157,015	326,826
	$247,745	$259,478	$507,223	$240,370	$193,883	$434,253
Liabilities:
Allowance for insurance risks:
Current	$64,099	$48,770	$112,869	$64,137	$39,802	$103,939
Non-current	263,273	206,079	469,352	243,614	149,457	393,071
	$327,372	$254,849	$582,221	$307,751	$189,259	$497,010

Provisions for loss for professional liability risks retained by the Company’s limited purpose insurance subsidiary have been discounted based upon actuarial estimates of claim payment patterns using a discount rate of 1% to 5% depending upon the policy year. The discount rate was 1% for the 2013 through 2015 policy years and 1% to 5% for all prior policy years. The discount rates are based upon the risk free interest rate for the respective year. Amounts equal to the discounted loss provision are funded annually. The Company does not fund the portion of professional liability risks related to estimated claims that have been incurred but not reported. Accordingly, these liabilities are not discounted. If the Company did not discount any of the allowances for professional liability risks, these balances would have approximated $329.9 million at December 31, 2015 and $310.3 million at December 31, 2014.

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

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10 – INSURANCE SUBSIDIARY INVESTMENTS (Continued)

The cost for equities, amortized cost for debt securities and estimated fair value of the Company’s insurance subsidiary investments at December 31 follows (in thousands):

	2015						2014
	Cost	Unrealized gains		Unrealized losses		Fair value	Cost	Unrealized gains		Unrealized losses		Fair value
Cash and cash equivalents (a)	$186,029	$	−	$	−	$186,029	$150,556	$	−	$	−	$150,556
Debt securities:
Corporate bonds	46,940		5		(122)	46,823	49,077		19		(60)	49,036
Debt securities issued by U.S. government agencies	22,497		−		(43)	22,454	25,313		19		(19)	25,313
U.S. Treasury notes	33,386		−		(55)	33,331	25,813		3		(7)	25,809
	102,823		5		(220)	102,608	100,203		41		(86)	100,158
Equities by industry:
Consumer	2,271		182		(36)	2,417	1,539		107		(13)	1,633
Healthcare	1,896		116		(37)	1,975	962		60		(8)	1,014
Industrials	1,994		86		(157)	1,923	649		14		(22)	641
Financial services	1,854		55		(81)	1,828	975		56		(6)	1,025
Technology	1,533		66		(98)	1,501	989		41		(34)	996
Energy	1,015		−		(15)	1,000	1,103		−		(159)	944
Other	3,849		26		(268)	3,607	2,042		40		(106)	1,976
	14,412		531		(692)	14,251	8,259		318		(348)	8,229
Certificates of deposit	8,250		−		(2)	8,248	7,051		2		−	7,053
	$311,514		$536		$(914)	$311,136	$266,069		$361		$(434)	$265,996

(a)	Includes $29.6 million and $15.6 million of money market funds at December 31, 2015 and 2014, respectively.

The fair value by maturity periods at December 31, 2015 of available-for-sale investments of the Company’s insurance subsidiary follows. Equities generally do not have maturity dates.

(In thousands)	Contractual maturities
Within one year	$238,296
One year to five years	58,589
After five years	−
Equities	14,251
$311,136

Since the Company’s insurance subsidiary investments are restricted for a limited purpose, they are classified in the accompanying consolidated balance sheet based upon the expected current and long-term cash requirements of the limited purpose insurance subsidiary.

Net investment income earned by the Company’s insurance subsidiary investments follows (in thousands):

	Year ended December 31,
	2015	2014	2013
Interest income	$1,461	$1,013	$1,011
Net amortization of premium and accretion of discount	(348)	(325)	(330)
Gains on sale of investments	646	2,895	3,404
Losses on sale of investments	(33)	(92)	(24)
Other-than-temporary impairments	(440)	−	(143)
Investment expenses	(215)	(145)	(118)
	$1,071	$3,346	$3,800

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10 – INSURANCE SUBSIDIARY INVESTMENTS (Continued)

The available-for-sale investments of the Company’s insurance subsidiary which have unrealized losses at December 31, 2015 and 2014 are shown below. The investments are categorized by the length of time that individual securities have been in a continuous unrealized loss position at December 31, 2015 and 2014.

December 31, 2015	Less than one year		One year or greater		Total
(In thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Debt securities:
Corporate bonds	$42,299	$104	$878	$18	$43,177	$122
Debt securities issued by U.S. government agencies	20,503	43	−	−	20,503	43
U.S. Treasury notes	33,331	55	−	−	33,331	55
	96,133	202	878	18	97,011	220
Equities by industry:
Consumer	381	36	−	−	381	36
Healthcare	700	37	−	−	700	37
Industrials	1,026	157	−	−	1,026	157
Financial services	860	81	−	−	860	81
Technology	892	98	−	−	892	98
Energy	182	15	−	−	182	15
Other	2,990	268	−	−	2,990	268
	7,031	692	−	−	7,031	692
Certificates of deposit	4,848	2	−	−	4,848	2
	$108,012	$896	$878	$18	$108,890	$914

December 31, 2014	Less than one year		One year or greater				Total
(In thousands)	Fair value	Unrealized losses	Fair value		Unrealized losses		Fair value	Unrealized losses
Debt securities:
Corporate bonds	$34,859	$60	$	−	$	−	$34,859	$60
Debt securities issued by U.S. government agencies	13,294	19		−		−	13,294	19
U.S. Treasury notes	15,626	7		−		−	15,626	7
	63,779	86		−		−	63,779	86
Equities by industry:
Consumer	372	13		−		−	372	13
Healthcare	321	8		−		−	321	8
Industrials	339	22		−		−	339	22
Financial services	110	3		159		3	269	6
Technology	470	34		−		−	470	34
Energy	944	159		−		−	944	159
Other	1,343	106		−		−	1,343	106
	3,899	345		159		3	4,058	348
	$67,678	$431		$159		$3	$67,837	$434

The unrealized losses on equities totaling $0.7 million at December 31, 2015 and $0.3 million at December 31, 2014 were due generally to market fluctuations. Accordingly, the Company believes these unrealized losses are temporary in nature.

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

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10 – INSURANCE SUBSIDIARY INVESTMENTS (Continued)

The Company considered the severity and duration of its unrealized losses at December 31, 2015 and December 31, 2013 and recognized pretax other-than-temporary impairments during 2015 and 2013 of $0.4 million and $0.1 million, respectively, for various investments held in its insurance subsidiary investment portfolio. These investments were determined to be impaired after considering the duration of the declines in value and the likelihood of near term price recovery of each investment. The Company considered the severity and duration of its unrealized losses at December 31, 2014 for various investments held in its insurance subsidiary investment portfolio and determined that these unrealized losses were temporary and did not record any impairment losses related to these investments. Because the Company considered the remaining unrealized losses at December 31, 2015 and December 31, 2013 to be temporary, the Company did not record any additional impairment losses related to these investments.

As a result of deterioration in professional liability and workers compensation underwriting results of the Company’s limited purpose insurance subsidiary in 2012, the Company made a capital contribution of $14.2 million in 2013 to its limited purpose insurance subsidiary. This transaction was completed in accordance with applicable regulations and had no impact on earnings. No contribution was required to be paid in 2015 or 2014.

NOTE 11 – LEASES

The Company leases real estate and equipment under cancelable and non-cancelable arrangements. The following table sets forth rent expense by business segment (in thousands):

	Year ended December 31,
	2015	2014	2013
Hospital division:
Buildings:
Ventas	$118,511	$118,130	$107,431
Other landlords	56,186	56,210	55,481
Equipment	31,995	30,823	32,055
	206,692	205,163	194,967
Kindred at Home:
Home health:
Buildings	33,118	7,027	3,621
Equipment	1,607	805	502
	34,725	7,832	4,123
Hospice:
Buildings	16,577	895	892
Equipment	420	55	86
	16,997	950	978
Kindred Rehabilitation Services:
Kindred Hospital Rehabilitation Services:
Buildings	29,423	6,488	6,821
Equipment	1,357	553	505
	30,780	7,041	7,326
RehabCare:
Buildings	1,236	1,314	1,311
Equipment	2,589	2,885	3,415
	3,825	4,199	4,726
Nursing center division:
Buildings:
Ventas	43,948	43,809	40,667
Other landlords	34,398	33,412	38,628
Equipment	7,891	8,348	8,493
	86,237	85,569	87,788
Support center:
Buildings	3,233	2,109	2,120
Equipment	120	176	164
	3,353	2,285	2,284
Totals:
Buildings:
Ventas	162,459	161,939	148,098
Other landlords	174,171	107,455	108,874
Equipment	45,979	43,645	45,220
	$382,609	$313,039	$302,192

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11 – LEASES (Continued)

Various facility leases include contingent annual rent escalators based upon a change in the Consumer Price Index or other agreed upon terms such as a patient revenue test. These contingent rents are included in rent expense in the year incurred. The Company recorded contingent rent of $0.5 million, $0.8 million and $2.5 million for the years ended December 31, 2015, 2014 and 2013, respectively, including both continuing operations and discontinued operations.

Future minimum payments under non-cancelable operating leases are as follows (in thousands):

	Minimum payments
	Ventas	Other	Total
2016	$166,802	$159,519	$326,321
2017	168,290	131,676	299,966
2018	139,356	113,576	252,932
2019	125,030	100,686	225,716
2020	107,840	87,019	194,859
Thereafter	372,970	419,999	792,969

Ventas master lease agreements

At December 31, 2015, the Company leased from Ventas and its affiliates 38 nursing centers and 38 TC hospitals under four master lease agreements (as amended, the “Master Lease Agreements”).  Included in the 38 nursing centers leased at December 31, 2015 are the two remaining 2014 Expiring Facilities. For accounting purposes, the Company reflected the operating results of the 2014 Expiring Facilities as discontinued operations in the accompanying consolidated statement of operations for all historical periods.

There are one or more bundles of leased properties under each Master Lease Agreement, with each bundle containing leased nursing centers and/or TC hospitals.

2014 lease expirations

On December 27, 2014, the Company entered into an agreement with Ventas to transition the operations for the 2014 Expiring Facilities. Each lease terminates when the operation of such nursing center is transferred to a new operator. Through December 31, 2015, the Company transferred the operations of seven of the 2014 Expiring Facilities and recorded a gain on divestiture of $2.0 million ($1.2 million net of income taxes). The lease term for eight of these nursing centers was scheduled to expire on April 30, 2018. The lease term for the ninth of these nursing centers was scheduled to expire on April 30, 2020. At December 31, 2015, the Company continued to operate the two remaining facilities and will continue to do so until the operations are transferred. For accounting purposes, the 2014 Expiring Facilities qualified as assets held for sale, and the Company reflected the operating results as discontinued operations in the accompanying consolidated statement of operations for all historical periods. Under the terms of the agreement to transition operations of the 2014 Expiring Facilities, the Company incurred a $40 million termination fee in exchange for the early termination of the leases, which was paid to Ventas in January 2015. The early termination fee was accrued as rent expense in discontinued operations in 2014.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11 – LEASES (Continued)

Renewals

Following the exit of the two remaining 2014 Expiring Facilities, the Company will lease 36 nursing centers and 38 TC hospitals from Ventas within eight separate renewal bundles. Each bundle may be renewed for at least one five-year renewal term, provided notice of renewal is provided between 12 and 18 months prior to the expiration of the lease term. The following chart sets forth the remaining lease renewals under the Master Lease Agreements:

				Facility renewals
Master Lease	Renewal bundle name	Expiration date	Renewal date	Nursing centers	TC hospitals
1	3	April 30, 2018	October 31, 2016 – April 29, 2017	4	1
1	8	April 30, 2020	October 31, 2018 – April 29, 2019	7	2
2	1	April 30, 2018	October 31, 2016 – April 29, 2017	3	3
2	4	April 30, 2020	October 31, 2018 – April 29, 2019	7	1
4	1	April 30, 2018	October 31, 2016 – April 29, 2017	4	2
5	1	April 30, 2023	October 31, 2021 – April 29, 2022	–	10
5	2	April 30, 2025	October 31, 2023 – April 29, 2024	–	19
5	3	April 30, 2025	October 31, 2023 – April 29, 2024	11	–

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

Rent appraisal process and the Company’s right to revoke such renewals

Under the Master Lease Agreements, if the Company provides Ventas with notice that it intends to renew one or more renewal bundles following the initial renewal term, Ventas may then initiate an appraisal process to establish a new fair market rental (as defined in the Master Lease Agreements) (“FMR”) for any or all of the bundles being renewed.

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

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12 – LONG-TERM DEBT

Capitalization

A summary of long-term debt at December 31 follows (in thousands):

	2015	2014
Term Loan Facility due 2021, net of unamortized original issue discount of $6.2 million at December 31, 2015 and $6.4 million at December 31, 2014	$1,176,789	$988,645
8.00% Notes due 2020	750,000	750,000
8.75% Notes due 2023	600,000	600,000
6.375% Notes due 2022	500,000	500,000
ABL Facility	108,600	−
Mandatory Redeemable Preferred Stock (See Note 13)	23,886	34,773
Capital lease obligations	848	−
Other	1,532	3,720
Total debt, average life of 5 years (weighted average rate 6.4% for 2015 and 6.7% for 2014)	3,161,655	2,877,138
Amounts due within one year	(24,630)	(24,607)
Long-term debt	$3,137,025	$2,852,531

The following table summarizes scheduled maturities of long-term debt (in thousands):

	Term Loan Facility due 2021		8.00% Notes due 2020	8.75% Notes due 2023		6.375% Notes due 2022		ABL Facility		Mandatory Redeemable Preferred Stock	Capital lease obligations	Other	Total
2016	$12,010	$	−	$	−	$	−	$	−	$11,514	$270	$836	$24,630
2017	12,010		−		−		−		−	12,372	268	553	25,203
2018	12,010		−		−		−		−	−	204	143	12,357
2019	12,010		−		−		−		108,600	−	106	−	120,716
2020	12,010		750,000		−		−		−	−	−	−	762,010
Thereafter	1,122,940		−		600,000		500,000		−	−	−	−	2,222,940
	$1,182,990		$750,000		$600,000		$500,000		$108,600	$23,886	$848	$1,532	$3,167,856

The estimated fair value of the Company’s long-term debt approximated $3.0 billion and $2.9 billion at December 31, 2015 and December 31, 2014, respectively. See Note 18.

ABL Amendment No. 2 to the ABL Facility

On June 3, 2015, the Company entered into an amendment agreement to the Third Amended and Restated ABL Facility (as defined below) (the “ABL Amendment No. 2”), which modified the restrictions on the amount of cash and temporary cash investments that may be held outside of certain deposit accounts subject to control agreements. As used herein, the “ABL Facility” refers to the Third Amended and Restated ABL Facility, as amended by the Incremental ABL Joinder (as defined below) and the ABL Amendment No. 2.

Aside from the foregoing changes, the terms and conditions of the Third Amended and Restated ABL Facility were substantially similar to the terms and conditions before the effectiveness of the ABL Amendment No. 2.

Incremental Term Loan Amendment to Term Loan Facility

On March 10, 2015, the Company entered into an incremental amendment agreement to the Fourth Amended and Restated Term Loan Facility (as defined below) (the “Incremental Term Loan Agreement”), which provided for an incremental term loan in an aggregate principal amount of $200 million under its Fourth Amended and Restated Term Loan Facility. The Company used the net proceeds of the incremental term loan to repay outstanding borrowings under the Third Amended and Restated ABL Facility. The incremental term loan was issued with 50 basis points of original issue discount (“OID”) and has the same terms as, and is fungible with, all other term loans outstanding under the Fourth Amended and Restated Term Loan Facility. As used herein, the “Term Loan Facility” refers to the Fourth Amended and Restated Term Loan Facility, as amended by the Incremental Term Loan Agreement.

Aside from the foregoing changes, the terms and conditions of the Fourth Amended and Restated Term Loan Facility were substantially similar to the terms and conditions before the effectiveness of the Incremental Term Loan Agreement.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12 – LONG-TERM DEBT (Continued)

Gentiva Merger – Gentiva Financing Transactions

The following transactions (collectively, the “Gentiva Financing Transactions”) occurred in connection with the Gentiva Merger:

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

Notes due 2020 and Notes due 2023 Offerings

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

Under the terms of the Indentures, the Company may pay dividends pursuant to specified exceptions, including if its consolidated coverage ratio (as defined therein) is at least 2.0 to 1.0, it may also pay dividends in an amount equal to 50% of its consolidated net income (as defined therein) and 100% of the net cash proceeds from the issuance of capital stock, in each case since January 1, 2014. The making of certain other restricted payments or investments by the Company or its restricted subsidiaries would reduce the amount available for the payment of dividends pursuant to the foregoing exception.

Registration Rights Agreements – Notes due 2020 and Notes due 2023

On December 18, 2014, the Escrow Issuer entered into a registration rights agreement related to the Notes due 2020 and a registration rights agreement related to the Notes due 2023, each with Citigroup Global Markets Inc., as representative of the initial purchasers of the Notes. After the consummation of the Gentiva Merger, the Company and each of the Guarantors executed a joinder agreement to become parties to the each of the registration rights agreements.

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

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12 – LONG-TERM DEBT (Continued)

Escrow Agreements

On December 18, 2014, the Company and the Escrow Issuer entered into an escrow agreement related to the Notes due 2020 and an escrow agreement related to the Notes due 2023 (together, the “Escrow Agreements”), each with Wells Fargo Bank, National Association, as trustee under the Indentures, and as escrow agent. Pursuant to the Escrow Agreements, the Escrow Issuer deposited the gross proceeds of $1.35 billion from the sale of the Notes into the separate escrow accounts (the “Escrow Accounts”) and the Company deposited an additional amount sufficient (together with the gross proceeds deposited by the Escrow Issuer) to fund the redemption of the Notes and to pay all regularly scheduled interest on the Notes to, but not including, the special mandatory redemption date into the respective Escrow Accounts. The amount of interest deposited on December 18, 2014 totaled $23.4 million and was recorded in current assets on the balance sheet at December 31, 2014. The release of the escrowed funds was conditioned on the consummation of the Gentiva Merger, the merger of the Escrow Issuer with and into the Company, as a result of which the Company assumed the Escrow Issuer’s obligations under the Notes, and other conditions set forth in the Escrow Agreements.

Third Amendment Agreement to the ABL Facility and Incremental ABL Joinder

On October 31, 2014, the Company entered into a third amendment and restatement agreement (the “Third ABL Amendment Agreement”) among the Company, the consenting lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent. The Third ABL Amendment Agreement amended and restated the ABL Credit Agreement dated as of June 1, 2011 (the “Prior ABL Facility”), as amended by that certain Amendment No. 1 to the ABL Credit Agreement dated as of October 4, 2012 and as further amended and restated by that certain Amendment and Restatement Agreement dated as of August 21, 2013 and that certain Second Amendment and Restatement Agreement dated as of April 9, 2014, among the Company, the lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (the “Third Amended and Restated ABL Facility”).

The Third ABL Amendment Agreement, among other items, modified certain provisions related to the issuance of Notes into the Escrow Accounts. Upon the consummation of the Gentiva Merger and the satisfaction of certain other conditions, the Third ABL Amendment Agreement further amended and restated the Third Amended and Restated ABL Facility to, among other items, modify certain provisions related to the incurrence of debt and the making of acquisitions, investments and restricted payments. The Third ABL Amendment Agreement did not modify the maturity date of the revolving commitments thereunder or the applicable interest rate margins applicable to any borrowings thereunder.

On December 12, 2014, the Company entered into an incremental joinder agreement (the “Incremental ABL Joinder”) among the Company, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, the incremental lenders party thereto and the other credit parties party thereto. Upon the consummation of the Gentiva Merger and the satisfaction of certain other conditions, the Incremental ABL Joinder provided for additional revolving commitments in an aggregate principal amount of $150 million under the Third Amended and Restated ABL Facility.

Aside from the foregoing changes, the terms and conditions of the Third Amended and Restated ABL Facility were substantially similar to the terms and conditions before the effectiveness of the Third ABL Amendment Agreement and the Incremental ABL Joinder.

All obligations under the ABL Facility are fully and unconditionally guaranteed, subject to certain customary release provisions, by substantially all of the Company’s existing and future direct and indirect domestic 100% owned subsidiaries, as well as certain non-100% owned domestic subsidiaries as the Company may determine from time to time in its sole discretion.

Fourth Amendment Agreement to Term Loan Facility

On November 25, 2014, the Company entered into a fourth amendment and restatement agreement (the “Fourth Term Loan Amendment Agreement”) among the Company, the consenting lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent. The Fourth Term Loan Amendment Agreement amended and restated the Term Loan Credit Agreement dated as of June 1, 2011 (the “Prior Term Loan Facility”), as amended by that certain Incremental Amendment No. 1 to the Term Loan Credit Agreement dated as of October 4, 2012 and as further amended and restated by that certain Amendment and Restatement Agreement dated as of May 30, 2013, that certain Second Amendment and Restatement Agreement dated as of August 21, 2013 and that certain Third Amendment and Restatement Agreement dated as of April 9, 2014, among the Company, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (the “Fourth Amended and Restated Term Loan Facility”).

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12 – LONG-TERM DEBT (Continued)

Fourth Amendment Agreement to Term Loan Facility (Continued)

The Fourth Term Loan Amendment Agreement, among other items, (i) modified certain provisions related to the issuance of Notes into the Escrow Accounts, (ii) increased the applicable interest rate margins for LIBOR borrowings from 3.00% to 3.25% and for base rate borrowings from 2.00% to 2.25%, (iii) temporarily increased the maximum total leverage ratio permitted under the financial maintenance covenants, (iv) included soft-call protection at a prepayment premium of 1.00% for twelve months starting from November 25, 2014 and (v) modified certain provisions related to the incurrence of debt and the making of acquisitions, investments and restricted payments. The Fourth Term Loan Amendment Agreement did not modify the maturity date of the loans made thereunder.

Aside from the foregoing changes, the terms and conditions of the Fourth Amended and Restated Term Loan Facility were substantially similar to the terms and conditions before the effectiveness of the Fourth Term Loan Amendment Agreement.

All obligations under the Term Loan Facility are fully and unconditionally guaranteed, subject to certain customary release provisions, by substantially all of the Company’s existing and future direct and indirect domestic 100% owned subsidiaries, as well as certain non-100% owned domestic subsidiaries as the Company may determine from time to time in its sole discretion.

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

The Notes due 2022 bear interest at an annual rate of 6.375% and are senior unsecured obligations of the Company and of the 2022 Guarantors. The 2022 Indenture contains certain restrictive covenants that, among other things, limits the Company and its restricted subsidiaries’ ability to incur, assume or guarantee additional indebtedness; pay dividends, make distributions or redeem or repurchase capital stock; effect dividends, loans or asset transfers from our subsidiaries; sell or otherwise dispose of assets; and enter into transactions with affiliates. These covenants are subject to a number of limitations and exceptions. The 2022 Indenture also contains customary events of default. The Notes due 2022 are fully and unconditionally guaranteed, subject to customary release provisions, by substantially all of our domestic 100% owned subsidiaries.

On January 30, 2015, following the receipt of sufficient consents to approve the proposed amendments, the Company, the 2022 Guarantors and Wells Fargo Bank, National Association, as trustee, entered into the first supplemental indenture (the “2022 Supplemental Indenture”) to the 2022 Indenture. The 2022 Supplemental Indenture conforms certain covenants, definitions and other terms in the 2022 Indenture to the covenants, definitions and terms contained in the Indentures governing the Notes. The 2022 Supplemental Indenture became operative following the consummation of the Gentiva Merger.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12 – LONG-TERM DEBT (Continued)

April 2014 Debt Refinancing

On April 9, 2014, the Company completed the refinancing of substantially all of its then existing debt and incurred the following costs during the year ended December 31, 2014:

•	Unamortized deferred financing costs related to the Company’s Prior ABL Facility totaling $0.6 million ($0.4 million net of income taxes) were written off and recorded as interest expense
•

Unamortized deferred financing costs and OID related to the Company’s Prior Term Loan Facility totaling $5.0 million ($3.1 million net of income taxes) were written off and recorded as interest expense

•

Unamortized deferred financing costs totaling $10.7 million ($6.6 million net of income taxes), the applicable premium totaling $36.4 million ($22.5 million net of income taxes) and interest expense for the period from April 9, 2014 to May 9, 2014 totaling $3.9 million ($2.4 million net of income taxes), all related to the Company’s prior $550 million, 8.25% senior notes due 2019, were written off and recorded as interest expense.

Interest rate swaps

In December 2011, the Company entered into two interest rate swap agreements to hedge its floating interest rate on an aggregate of $225 million of debt outstanding under its Prior Term Loan Facility. The interest rate swaps had an effective date of January 9, 2012, and were scheduled to expire on January 11, 2016 and no longer apply to the Term Loan Facility. The Company was required to make payments based upon a fixed interest rate of 1.8925% calculated on the notional amount of $225 million. In exchange, the Company received interest on $225 million at a variable interest rate that was based upon the three-month LIBOR, subject to a minimum rate of 1.5%. The Company determined that these interest rate swaps qualified for cash flow hedge accounting treatment at December 31, 2015. However, an amendment to the Prior Term Loan Facility completed in May 2013 reduced the LIBOR floor from 1.5% to 1.0%, therefore some partial ineffectiveness resulted through the expiration of the interest rate swap agreement.

In March 2014, the Company entered into an additional interest rate swap agreement to hedge its floating interest rate on an aggregate of $400 million of debt outstanding under the Prior Term Loan Facility (as then amended and restated). On April 8, 2014, the Company completed a novation of a portion of its $400 million swap agreement to two new counterparties, each in the amount of $125 million. The original swap contract was not amended, terminated or otherwise modified. The interest rate swap had an effective date of April 9, 2014 and will expire on April 9, 2018 and continues to apply to the Term Loan Facility. The Company was required to make payments based upon a fixed interest rate of 1.867% calculated on the notional amount of $400 million. In exchange, the Company received interest on $400 million at a variable interest rate that was based upon the three-month LIBOR, subject to a minimum rate of 1.0%. The Company determined that these interest rate swaps qualified for cash flow hedge accounting treatment at December 31, 2015.

In January 2016, the Company entered into three interest rate swap agreements to hedge its floating interest rate on an aggregate of $325 million of outstanding Term Loan Facility debt, which replaced the previous $225 million aggregate swap that expired on January 11, 2016. The interest rate swaps have an effective date of January 11, 2016, and expire on January 9, 2021. The Company is required to make payments based upon a fixed interest rate of 1.862% and 1.855% calculated on the notional amount of $175 million and $150 million, respectively. In exchange, the Company will receive interest on $325 million at a variable interest rate that is based upon the three-month LIBOR rate, subject to a minimum rate of 1.0%.

The Company records the effective portion of the gain or loss on these derivative financial instruments in accumulated other comprehensive income (loss) as a component of stockholders’ equity and records the ineffective portion of the gain or loss on these derivative financial instruments as interest expense. For both the years ended December 31, 2015 and December 31, 2014, losses of $0.2 million were recorded in interest expense for the portion of ineffectiveness recognized related to the interest rate swaps. For the year ended December 31, 2013, a gain of $0.4 million was recorded in interest expense for the portion of ineffectiveness recognized related to the interest rate swaps.

The aggregate fair value of the interest rate swaps recorded in other accrued liabilities was $4.5 million and $3.7 million at December 31, 2015 and December 31, 2014, respectively.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13 – TANGIBLE EQUITY UNITS

On November 25, 2014, in an offering registered with the SEC, the Company completed the sale of 150,000 Units for cash and granted the underwriters a 13-day over-allotment option to purchase up to an additional 22,500 Units. On December 1, 2014, the underwriters exercised in full their over-allotment option to purchase 22,500 additional Units, which the Company closed on December 3, 2014. Each Unit is composed of a prepaid stock purchase contract (a “Purchase Contract”) and one share of 7.25% Mandatory Redeemable Preferred Stock, Series A (the “Mandatory Redeemable Preferred Stock”) having a final preferred stock installment payment date of December 1, 2017 and an initial liquidation preference of $201.58 per share of Mandatory Redeemable Preferred Stock. The net proceeds from this offering, after deducting the underwriting discount and offering expenses, were $166.3 million.

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

Dividends on each share of Mandatory Redeemable Preferred Stock accumulate on the outstanding liquidation preference at a rate of 7.25% per annum. On March 1, June 1, September 1 and December 1 of each year, commencing on March 1, 2015, the Company will pay equal quarterly cash installments of $18.75 per share of Mandatory Redeemable Preferred Stock (except for the March 1, 2015 installment payment, which was $20.00 per share of Mandatory Redeemable Preferred Stock), in each case, to the extent that the Company has funds lawfully available for such purpose with respect to any such payments in cash and, with respect to the dividend portion of such payment, such dividend is declared by the Company’s Board of Directors. Each installment payment will constitute a payment of dividends (recorded as interest expense) and a payment of consideration for the partial reduction in liquidation preference of the Mandatory Redeemable Preferred Stock.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13 – TANGIBLE EQUITY UNITS (Continued)

Unless settled earlier or redeemed at the holder’s or the Company’s option, each Purchase Contract will automatically settle on December 1, 2017, and the Company will deliver not more than 50.6329 shares and not less than 43.0918 shares of its Common Stock per Purchase Contract. If any holder elects to settle any or all of its Purchase Contracts early, the Company will deliver 43.0918 shares of Common Stock per Purchase Contract. See Note 15. For each Purchase Contract that is not settled early, the number of shares of the Company’s Common Stock issuable upon mandatory settlement of each Purchase Contract (the “settlement amount”) will be determined as follows:

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

Following the Gentiva Merger, the Company includes the minimum number of shares to be issued under the Purchase Contracts in the denominator of the calculation of basic earnings per share. Diluted earnings per share, when applicable, will include the weighted average number of common shares used in the basic denominator adjusted for the assumed number of shares that would be issued on the balance sheet date as determined by the settlement amount.

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

Other indemnifications – In the ordinary course of business, the Company enters into contracts containing standard indemnification provisions and indemnifications specific to a transaction, such as a disposal of an operating facility. These indemnifications may cover claims related to employment-related matters, governmental regulations, environmental issues and tax matters, as well as patient, third party payor, supplier and contractual relationships. The Company also is subject to indemnity claims under contracts with its Kindred Rehabilitation Services division customers related to the provision of its services. Obligations under these indemnities generally are initiated by a breach of the terms of a contract or by a third party claim or event. These indemnifications could potentially subject the Company to damages and other payments which may, either individually or in the aggregate, have a material adverse effect on the Company’s business, financial position, results of operations or liquidity.

Income taxes – The Company is subject to various federal and state income tax audits in the ordinary course of business. Such audits could result in increased tax payments, interest and penalties.

NOTE 15 – CAPITAL STOCK

Gentiva Merger – Stock Consideration

In connection with the Gentiva Merger, Kindred issued 9.7 million shares of Common Stock as part of the Stock Consideration (see Note 2).

Common Stock Offerings

On November 25, 2014, in an offering registered with the SEC, the Company completed the sale of 5,000,000 shares of its Common Stock for cash and granted the underwriters a 30-day over-allotment option to purchase up to an additional 750,000 shares of Common Stock. On December 1, 2014, the underwriters exercised their over-allotment option to purchase 395,759 additional shares of Common Stock, which the Company closed on December 3, 2014. The net proceeds of this offering, after deducting the underwriting discount and offering expenses, were $101.0 million.

On June 25, 2014, in an offering registered with the SEC, the Company completed the sale of 9,000,000 shares of its Common Stock for cash and granted the underwriters a 30-day option to purchase up to an additional 1,350,000 shares of Common Stock, of which 723,468 shares were purchased on July 14, 2014. The net proceeds of this offering, after deducting the underwriting discount and offering expenses, were $220.4 million.

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

As of December 31, 2015, holders of 85,121 Purchase Contracts elected early settlement. As a result, holders thereof received 43.0918 shares of Common Stock per Purchase Contract, resulting in approximately 3.7 million shares of Common Stock being issued by the Company.

Dividends and Other Payments

In August 2013, the Company’s Board of Directors approved the initiation of a cash dividend to its shareholders of $0.12 per share of Common Stock.

During 2015, the Company paid cash dividends of $0.12 per share of Common Stock on  each of the following dates: December 11, 2015, September 4, 2015, June 10, 2015 and April 1, 2015.

During 2014, the Company paid cash dividends of $0.12 per share of Common Stock on each of the following dates:  December 9, 2014, September 10, 2014, June 11, 2014 and March 27, 2014.

During 2013, the Company paid cash dividends of $0.12 per share of Common Stock on each of the following dates: December 9, 2013 and September 9, 2013.

In February 2016, the Company’s Board of Directors approved the cash dividend to its shareholders of $0.12 per share of Common Stock to be paid on April 1, 2016 to shareholders of record as of the close of business on March 10, 2016. Future declarations of dividends will be subject to the approval of the Company’s Board of Directors.

The Company made installment payments on the Company’s Units on December 1, 2015, September 1, 2015 and June 1, 2015, each of which consisted of a quarterly installment payment of $18.75 per Unit. The Company also made an installment payment on the Company’s Units on March 2, 2015, which consisted of a quarterly installment payment of $18.75 per Unit, plus a one-time incremental payment of $1.25 per Unit for the period between November 25, 2014 and December 1, 2014, for a total payment of $20.00 per Unit. To the extent that any Unit has been separated into its constituent Purchase Contract and its constituent share of Mandatory Redeemable Preferred Stock, the installment payment is payable only on the constituent share of Mandatory Redeemable Preferred Stock.

Equity compensation plans

In May 2011, the shareholders of the Company approved an additional three million shares of Common Stock issuable under the Company’s incentive compensation plans to Company employees. In May 2014, the shareholders of the Company approved an additional 2.7 million shares of Common Stock issuable under the Company’s incentive compensation plans to Company employees, and in February 2015, pursuant to an exception for shareholder approval under the exchange listing standards, the Company assumed an additional 1.4 million shares of Common Stock in connection with the Gentiva Merger, which shares are only issuable to legacy Gentiva employees or employees of the Company hired after February 2, 2015. In May 2012 and again in May 2015, the shareholders of the Company approved an additional 200,000 shares of Common Stock issuable under the Company’s equity compensation plan to the Company’s non-employee directors.

Plan descriptions

The Company maintains plans under which approximately eight million service-based restricted shares, performance-based restricted shares, service-based restricted stock units and options to purchase Common Stock may be granted to directors, officers and other key employees. Exercise provisions vary, but most stock options are exercisable in whole or in part beginning one to four years after grant and ending seven to ten years after grant. Shares of Common Stock available for future grants were 3,262,892, 3,000,183 and 1,033,186 at December 31, 2015, 2014 and 2013, respectively.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15 – CAPITAL STOCK (Continued)

Stock options

In conjunction with the Gentiva Merger, 1,075,965 stock options were assumed. There were no other stock option grants during 2015, 2014, and 2013.

At December 31, 2015, unearned compensation costs related to non-vested stock options aggregated $0.2 million. Compensation expense related to stock options approximated $0.4 million ($0.3 million net of income taxes) for the year ended December 31, 2015, was zero for the year ended December 31, 2014 and immaterial for the year ended December 31, 2013.

Activity in the various plans is summarized below:

	Shares under option	Option price per share	Weighted average exercise price
Balances, December 31, 2014	445,671	$11.53 to $25.83	$21.85
Gentiva Merger	1,075,965	10.75 to 27.79	24.09
Exercised	(38,382)	10.75 to 19.26	14.88
Canceled	(305,181)	11.53 to 26.22	25.09
Balances, December 31, 2015	1,178,073	$10.75 to $27.79	$23.29

The intrinsic value of the stock options exercised during 2015, 2014 and 2013 approximated $0.3 million, $2.4 million and $0.4 million, respectively. Cash received from stock option exercises in 2015, 2014 and 2013 totaled $0.5 million, $6.2 million and $0.5 million, respectively.

A summary of stock options outstanding at December 31, 2015 follows:

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding at December 31, 2015	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable at December 31, 2015	Weighted average exercise price
$10.75 to $15.06	117,312	3 years	$12.56	87,580	$13.13
$19.26 to $22.08	254,438	1 year	19.56	254,438	19.56
$23.95 to $27.79	806,323	2 years	26.03	806,323	26.03
	1,178,073	2 years	$23.29	1,148,341	$23.61

The intrinsic value of the stock options outstanding and stock options that are exercisable as of December 31, 2015 each were less than $0.1 million.

Service-based restricted shares

At December 31, 2015, unearned compensation costs related to non-vested service-based restricted shares aggregated $10.4 million. These costs will be expensed over the remaining weighted average vesting period of approximately two years. Compensation expense related to these awards approximated $13.6 million ($8.2 million net of income taxes) for the year ended December 31, 2015, $13.0 million ($7.9 million net of income taxes) for the year ended December 31, 2014 and $9.6 million ($5.8 million net of income taxes) for the year ended December 31, 2013.

A summary of non-vested service-based restricted shares follows:

	Non-vested service-based restricted shares	Weighted average fair value at date of grant
Balances, December 31, 2014	1,574,727	$16.05
Granted	758,717	21.68
Gentiva Merger	45,883	18.22
Vested	(1,048,025)	15.36
Canceled	(86,565)	20.32
Balances, December 31, 2015	1,244,737	$19.84

The fair value of restricted shares vested during 2015, 2014 and 2013 was $22.7 million, $15.0 million and $6.6 million, respectively.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15 – CAPITAL STOCK (Continued)

Performance-based restricted shares

Performance-based restricted share awards vest over a three-year period based upon the attainment of various performance measures in each performance period. Compensation expense related to these awards approximated $5.8 million ($3.5 million net of income taxes) for the year ended December 31, 2015, $3.7 million ($2.2 million net of income taxes) for the year ended December 31, 2014 and $1.6 million ($1.0 million net of income taxes) for the year ended December 31, 2013.

A summary of non-vested performance-based restricted shares follows:

	Non-vested performance-based restricted shares	Weighted average fair value at date of grant
Balances, December 31, 2014	790,774
Granted	511,305	$23.40
Vested	(169,014)	22.69
Canceled	(292,495)	$22.78
Balances, December 31, 2015	840,570

The performance measures and fair value for each vesting period of a performance-based restricted share award are established annually. The performance measures and fair value for the non-vested performance-based restricted shares have not been established for vesting periods with performance measures determined after December 31, 2015.

Service-based restricted stock units

At December 31, 2015, unearned compensation related to non-vested service-based restricted stock units aggregated $1.5 million. These costs will be expensed over the remaining weighted average vesting period of approximately two years. Compensation expense related to these awards approximated $0.8 million ($0.5 million net of income taxes) for the year ended December 31, 2015.

A summary of non-vested service-based restricted stock units follows:

	Non-vested service-based restricted stock units	Weighted average fair value at date of grant
Balances, December 31, 2014	−
Granted	135,940	$18.22
Vested	(9,664)	18.22
Balances, December 31, 2015	126,276	$18.22

NOTE 16 – EMPLOYEE BENEFIT PLANS

The Company maintains defined contribution retirement plans covering employees who meet certain minimum eligibility requirements. Benefits are determined as a percentage of a participant’s contributions and generally are vested based upon length of service. Retirement plan expense was $8.6 million for 2015 and $1.1 million for both 2014 and 2013. Amounts equal to retirement plan expense are funded annually.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 17 – ACCRUED LIABILITIES

A summary of other accrued liabilities at December 31 follows (in thousands):

	2015	2014
Accrued litigation contingency	$150,895	$19,554
Accrued interest	70,661	33,399
Patient accounts	60,530	38,504
Taxes other than income	33,766	27,140
Accrued room and board	16,954	−
Accrued hospice medical supplies and drugs	12,587	−
Accrued acquisition and divestiture costs	1,462	49,655
Other	47,391	21,728
	$394,246	$189,980

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

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 18 – FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)

The Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis and any associated losses for the years ended December 31, 2015 and 2014 are summarized below (in thousands):

	Fair value measurements						Assets/ liabilities at fair value		Total losses
	Level 1		Level 2		Level 3
December 31, 2015:
Recurring:
Assets:
Available-for-sale debt securities:
Corporate bonds	$	−		$46,823	$	−		$46,823	$	−
Debt securities issued by U.S. government agencies		−		22,454		−		22,454		−
U.S. Treasury notes		33,331		−		−		33,331		−
		33,331		69,277		−		102,608		−
Available-for-sale equity securities		14,251		−		−		14,251		−
Money market funds		31,429		−		−		31,429		−
Certificates of deposit		−		8,248		−		8,248		−
Total available-for-sale investments		79,011		77,525		−		156,536		−
Deposits held in money market funds		100		3,880		−		3,980		−
		$79,111		$81,405	$	−		$160,516	$	−
Liabilities:
Contingent consideration liability	$	−	$	−		$(6,437)		$(6,437)	$	−
Interest rate swaps		−		(4,472)		−		(4,472)		−
	$			$(4,472)		$(6,437)		$(10,909)	$
Non-recurring:
Assets:
Intangible assets – trade names	$	−	$	−		$98,774		$98,774		$(24,757)
Liabilities	$	−	$	−	$	−	$	−	$	−
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

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 18 – FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)

Recurring measurements

The Company’s available-for-sale investments held by its limited purpose insurance subsidiary consist of debt securities, equities, money market funds and certificates of deposit. These available-for-sale investments and the insurance subsidiary’s cash and cash equivalents of $156.4 million as of December 31, 2015 and $135.0 million as of December 31, 2014, classified as insurance subsidiary investments, are maintained for the payment of claims and expenses related to professional liability and workers compensation risks.

The Company also has available-for-sale investments totaling $1.8 million as of December 31, 2015 and $2.2 million as of December 31, 2014 related to a deferred compensation plan that is maintained for certain of the Company’s current and former employees.

The fair value of actively traded debt and equity securities and money market funds are based upon quoted market prices and are generally classified as Level 1. The fair value of inactively traded debt securities and certificates of deposit are based upon either quoted market prices of similar securities or observable inputs such as interest rates using either a market or income valuation approach and are generally classified as Level 2. The Company’s investment advisors obtain and review pricing for each security. The Company is responsible for the determination of fair value and as such the Company reviews the pricing information from its advisors in determining reasonable estimates of fair value. Based upon the Company’s internal review procedures, there were no adjustments to the prices during 2015 or 2014.

The Company’s deposits held in money market funds consist primarily of cash and cash equivalents for the Company’s insurance programs and for general corporate purposes.

The Company acquired a contingent consideration liability in the Gentiva Merger from a prior acquisition by Gentiva with an initial estimated fair value of $7.9 million. The fair value is determined using a discounted cash flow approach utilizing Level 2 and Level 3 inputs which includes observable market discount rates, fixed payment schedules, and assumptions based on achieving certain predefined performance criteria. As of December 31, 2015, the fair value of the Level 2 and 3 contingent consideration liability was $6.4 million. The change in fair value for the year ended December 31, 2015 consists of $1.8 million in fixed payments and $0.3 million in accrued interest included in interest expense in the accompanying consolidated statement of operations. A one percent change in the discount rate used to calculate the accretion of the present value of the contingent consideration liability would have an impact on the fair value of approximately $0.1 million.

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

	2015		2014
(In thousands)	Carrying value	Fair value	Carrying value	Fair value
Cash and cash equivalents	$98,758	$98,758	$164,188	$164,188
Insurance subsidiary investments	311,136	311,136	265,996	265,996
Long-term debt, including amounts due within one year (excluding capital lease obligations totaling $0.8 million at December 31, 2015)	3,160,807	2,978,890	2,877,138	2,930,815

Non-recurring measurements

During the first quarter of 2015, the Company recorded an asset impairment charge of $6.7 million related to previously acquired home health and hospice trade names after the decision in the first quarter of 2015 to rebrand to the Kindred at Home trade name. These charges reflect the amount by which the carrying value exceeded its estimated fair value. The fair value of the trade names was measured using Level 3 unobservable inputs, primarily economic obsolescence.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 18 – FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)

Non-recurring measurements (Continued)

During the fourth quarter of 2015, the Company recorded an asset impairment charge of $18.0 million related to the previously acquired RehabCare trade name due to the cancellation of contracts associated with one large customer in the fourth quarter of 2015 and a reduction in projected revenue in 2016. The charge reflects the amount by which the carrying value exceeded its estimated fair value. The fair value of the trade name was measured using Level 3 inputs such as projected revenue and the industry specific royalty rate.

In July 2011, CMS issued the 2011 CMS Rules. The Company recorded pretax impairment charges aggregating $0.7 million for the year ended December 31, 2014 for property and equipment expenditures in the nursing center asset groups that were determined to be impaired by the 2011 CMS Rules. These charges reflected the amount by which the carrying value of certain assets exceeded their estimated fair value. The fair value of property and equipment was measured using Level 3 inputs such as replacement costs factoring in depreciation, economic obsolesce and inflation trends.

NOTE 19 – NONCONTROLLING INTERESTS

As of December 31, 2015, the Company had ownership ranging from 41% to 99% in various partnerships. During 2015, 2014 and 2013, the Company did not complete any buyouts of noncontrolling interests.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 20 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The accompanying condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X, Rule 3-10, “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered.” The Company’s Notes due 2020, Notes due 2022 and Notes due 2023 are fully and unconditionally guaranteed by substantially all of the Company’s domestic 100% owned subsidiaries. The Company’s Notes due 2020 and the Notes due 2023, which were issued during 2014, were senior unsecured obligations of the Escrow Issuer, which, prior to the Gentiva Merger, was a non-guarantor subsidiary of the Company. In connection with the Gentiva Merger, the Escrow Issuer was merged with and into the Company, with the Company assuming the Notes due 2020 and Notes due 2023. See Note 12. The equity method has been used with respect to the parent company’s investment in subsidiaries.

The following condensed consolidating financial data present the financial position of the parent company/issuer, the guarantor subsidiaries and the non-guarantor subsidiaries as of December 31, 2015 and December 31, 2014, and the respective results of operations and cash flows for the three years ended December 31, 2015.

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)

	Year ended December 31, 2015
(In thousands)	Parent company/ issuer	Guarantor subsidiaries	Non-guarantor subsidiaries	Consolidating and eliminating adjustments	Consolidated
Revenues	$–	$6,185,250	$972,531	$(102,874)	$7,054,907
Salaries, wages and benefits	–	3,384,596	229,495	–	3,614,091
Supplies	–	333,358	50,996	–	384,354
Rent	–	306,075	76,534	–	382,609
Other operating expenses	–	726,135	99,861	–	825,996
General and administrative expenses	–	1,109,357	388,805	(102,874)	1,395,288
Other (income) expense	–	86	(3,102)	–	(3,016)
Litigation contingency expense	–	138,648	–	–	138,648
Impairment charges	–	24,757	–	–	24,757
Depreciation and amortization	–	147,308	9,943	–	157,251
Management fees	–	(19,904)	19,904	–	–
Intercompany interest (income) expense from affiliates	(205,411)	160,172	45,239	–	–
Interest expense	228,826	3,220	349	–	232,395
Investment income	–	(1,650)	(1,156)	–	(2,806)
Equity in net loss of consolidating affiliates	79,183	–	–	(79,183)	–
	102,598	6,312,158	916,868	(182,057)	7,149,567
Income (loss) from continuing operations before income taxes	(102,598)	(126,908)	55,663	79,183	(94,660)
Provision (benefit) for income taxes	(9,214)	(41,167)	7,584	–	(42,797)
Income (loss) from continuing operations	(93,384)	(85,741)	48,079	79,183	(51,863)
Discontinued operations, net of income taxes:
Income (loss) from operations	–	755	(990)	–	(235)
Gain on divestiture of operations	–	1,244		–	1,244
Income (loss) from discontinued operations	–	1,999	(990)	–	1,009
Net income (loss)	(93,384)	(83,742)	47,089	79,183	(50,854)
(Earnings) loss attributable to noncontrolling interests:
Continuing operations	–	–	(42,564)	–	(42,564)
Discontinued operations	–	–	34	–	34
	–	–	(42,530)	–	(42,530)
Income (loss) attributable to Kindred	$(93,384)	$(83,742)	$4,559	$79,183	$(93,384)
Comprehensive income (loss)	$(93,465)	$(83,286)	$46,890	$78,926	$(50,935)
Comprehensive income (loss) attributable to Kindred	$(93,465)	$(83,286)	$4,360	$78,926	$(93,465)

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

 NOTE 20 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Condensed Consolidating Statement of Operations and Comprehensive Loss (Continued)

	Year ended December 31, 2014
(In thousands)	Parent company/ issuer	Guarantor subsidiaries	Non-guarantor subsidiaries	Consolidating and eliminating adjustments	Consolidated
Revenues	$–	$4,466,335	$664,504	$(103,240)	$5,027,599
Salaries, wages and benefits	–	2,309,844	133,035	–	2,442,879
Supplies	–	257,066	31,977	–	289,043
Rent	–	263,783	49,256	–	313,039
Other operating expenses	–	594,596	85,396	–	679,992
General and administrative expenses	–	783,244	293,219	(103,240)	973,223
Other (income) expense	–	233	(1,105)	–	(872)
Litigation contingency expense	–	4,600	–	–	4,600
Depreciation and amortization	–	146,994	8,576	–	155,570
Management fees	–	(13,256)	13,256	–	–
Intercompany interest (income) expense from affiliates	(117,330)	80,093	37,237	–	–
Interest expense	164,229	15	4,519	–	168,763
Investment income	–	(587)	(3,409)	–	(3,996)
Equity in net loss of consolidating affiliates	51,393	–	–	(51,393)	–
	98,292	4,426,625	651,957	(154,633)	5,022,241
Income (loss) from continuing operations before income taxes	(98,292)	39,710	12,547	51,393	5,358
Provision (benefit) for income taxes	(18,455)	13,086	5,831	–	462
Income (loss) from continuing operations	(79,837)	26,624	6,716	51,393	4,896
Discontinued operations, net of income taxes:
Loss from operations	–	(47,647)	(5,983)	–	(53,630)
Loss on divestiture of operations	–	(10,572)	(2,126)	–	(12,698)
Loss from discontinued operations	–	(58,219)	(8,109)	–	(66,328)
Net loss	(79,837)	(31,595)	(1,393)	51,393	(61,432)
(Earnings) loss attributable to noncontrolling interests:
Continuing operations	–	–	(18,872)	–	(18,872)
Discontinued operations	–	–	467	–	467
	–	–	(18,405)	–	(18,405)
Loss attributable to Kindred	$(79,837)	$(31,595)	$(19,798)	$51,393	$(79,837)
Comprehensive loss	$(82,136)	$(32,701)	$(2,560)	$53,666	$(63,731)
Comprehensive loss attributable to Kindred	$(82,136)	$(32,701)	$(20,965)	$53,666	$(82,136)

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 20 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Condensed Consolidating Statement of Operations and Comprehensive Loss (Continued)

	Year ended December 31, 2013
(In thousands)	Parent company/ issuer		Guarantor subsidiaries	Non-guarantor subsidiaries	Consolidating and eliminating adjustments	Consolidated
Revenues	$	−	$4,392,006	$499,315	$(116,086)	$4,775,235
Salaries, wages and benefits		−	2,234,195	129,943	–	2,364,138
Supplies		−	275,504	10,762	–	286,266
Rent		−	267,601	34,591	–	302,192
Other operating expenses		−	562,950	70,956	–	633,906
General and administrative expenses		−	775,992	215,864	(116,086)	875,770
Other (income) expense		−	635	(1,496)	–	(861)
Litigation contingency expense		−	30,850	−	−	30,850
Impairment charges		–	77,193	–	–	77,193
Depreciation and amortization		–	144,062	8,883	–	152,945
Management fees		–	(12,908)	12,908	–	–
Intercompany interest (income) expense from affiliates		(106,068)	70,995	35,073	–	–
Interest expense		107,785	11	212	–	108,008
Investment income		–	(233)	(3,813)	–	(4,046)
Equity in net loss of consolidating affiliates		167,455	–	–	(167,455)	–
		169,172	4,426,847	513,883	(283,541)	4,826,361
Loss from continuing operations before income taxes		(169,172)	(34,841)	(14,568)	167,455	(51,126)
Provision (benefit) for income taxes		(680)	(11,348)	1,535	–	(10,493)
Loss from continuing operations		(168,492)	(23,493)	(16,103)	167,455	(40,633)
Discontinued operations, net of income taxes:
Loss from operations		–	(38,793)	(1,522)	–	(40,315)
Loss on divestiture of operations		–	(83,887)	–	–	(83,887)
Loss from discontinued operations		–	(122,680)	(1,522)	–	(124,202)
Net loss		(168,492)	(146,173)	(17,625)	167,455	(164,835)
(Earnings) loss attributable to noncontrolling interests:
Continuing operations		–	–	(3,890)	–	(3,890)
Discontinued operations		–	–	233	–	233
		–	–	(3,657)	–	(3,657)
Loss attributable to Kindred		$(168,492)	$(146,173)	$(21,282)	$167,455	$(168,492)
Comprehensive loss		$(166,862)	$(146,173)	$(17,859)	$167,689	$(163,205)
Comprehensive loss attributable to Kindred		$(166,862)	$(146,173)	$(21,516)	$167,689	$(166,862)

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 20 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Condensed Consolidating Balance Sheet

	As of December 31, 2015
(In thousands)	Parent company/ issuer	Guarantor subsidiaries	Non-guarantor subsidiaries	Consolidating and eliminating adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$–	$18,232	$80,526	$–	$98,758
Insurance subsidiary investments	–	–	106,638	–	106,638
Accounts receivable, net	–	1,039,761	155,107	–	1,194,868
Inventories	–	23,125	4,666	–	27,791
Income taxes	–	10,913	877	–	11,790
Other	–	53,648	7,406	–	61,054
	–	1,145,679	355,220	–	1,500,899
Property and equipment, net	–	911,611	60,385	–	971,996
Goodwill	–	2,098,812	570,998	–	2,669,810
Intangible assets, net	–	707,792	47,863	–	755,655
Assets held for sale	–	613	–	–	613
Insurance subsidiary investments	–	–	204,498	–	204,498
Intercompany	4,749,257	–	–	(4,749,257)	–
Deferred tax assets	–	95,721	8,409	–	104,130
Acquisition deposit	–	18,489	–	–	18,489
Other	61,989	116,079	114,778	–	292,846
	$4,811,246	$5,094,796	$1,362,151	$(4,749,257)	$6,518,936
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$–	$106,253	$80,808	$–	$187,061
Salaries, wages and other compensation	–	348,548	56,377	–	404,925
Due to third party payors	–	36,251	–	–	36,251
Professional liability risks	–	4,813	59,286	–	64,099
Other accrued liabilities	75,134	297,608	21,504	–	394,246
Long-term debt due within one year	23,524	–	1,106	–	24,630
	98,658	793,473	219,081	–	1,111,212
Long-term debt	3,135,751	–	1,274	–	3,137,025
Intercompany/deficiency in earnings of consolidated subsidiaries	76,983	4,142,653	606,604	(4,826,240)	–
Professional liability risks	–	61,472	201,801	–	263,273
Deferred credits and other liabilities	–	175,173	126,206	–	301,379
Commitments and contingencies
Equity:
Stockholders’ equity (deficit)	1,499,854	(77,975)	992	76,983	1,499,854
Noncontrolling interests	–	–	206,193	–	206,193
	1,499,854	(77,975)	207,185	76,983	1,706,047
	$4,811,246	$5,094,796	$1,362,151	$(4,749,257)	$6,518,936

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 20 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Condensed Consolidating Balance Sheet (Continued)

	As of December 31, 2014
(In thousands)	Parent company/ issuer	Guarantor subsidiaries	Non-guarantor subsidiaries	Consolidating and eliminating adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$–	$129,408	$34,780	$–	$164,188
Insurance subsidiary investments	–	–	99,951	–	99,951
Accounts receivable, net	–	852,007	92,212	–	944,219
Inventories	–	22,908	2,794	–	25,702
Income taxes	–	7,621	954	–	8,575
Interest deposit on senior unsecured notes held in escrow	–	–	23,438	–	23,438
Other	–	37,639	3,959	–	41,598
	–	1,049,583	258,088	–	1,307,671
Property and equipment, net	–	859,414	42,690	–	902,104
Goodwill	–	704,790	292,807	–	997,597
Intangible assets, net	–	377,710	22,990	–	400,700
Assets held for sale	–	3,475	–	–	3,475
Insurance subsidiary investments	–	–	166,045	–	166,045
Investment in subsidiaries	1,943	–	–	(1,943)	–
Intercompany	2,937,529	–	–	(2,937,529)	–
Deferred tax assets	–	86,453	7,112	–	93,565
Proceeds from senior unsecured notes held in escrow	–	–	1,350,000	–	1,350,000
Acquisition deposit	–	195,000	–	–	195,000
Other	46,130	104,463	86,214	–	236,807
	$2,985,602	$3,380,888	$2,225,946	$(2,939,472)	$5,652,964
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$–	$126,173	$49,552	$–	$175,725
Salaries, wages and other compensation	–	311,271	47,586	–	358,857
Due to third party payors	–	43,957	–	–	43,957
Professional liability risks	–	3,323	60,814	–	64,137
Other accrued liabilities	20,317	157,169	12,494	–	189,980
Long-term debt due within one year	20,887	–	3,720	–	24,607
	41,204	641,893	174,166	–	857,263
Long-term debt	1,502,531	–	1,350,000	–	2,852,531
Intercompany	–	2,539,697	397,832	(2,937,529)	–
Professional liability risks	–	55,634	187,980	–	243,614
Deferred credits and other liabilities	–	133,353	80,231	–	213,584
Commitments and contingencies
Equity:
Stockholders’ equity (deficit)	1,441,867	10,311	(8,368)	(1,943)	1,441,867
Noncontrolling interests	–	–	44,105	–	44,105
	1,441,867	10,311	35,737	(1,943)	1,485,972
	$2,985,602	$3,380,888	$2,225,946	$(2,939,472)	$5,652,964

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 20 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Condensed Consolidating Statement of Cash Flows

	Year ended December 31, 2015
(In thousands)	Parent company/ issuer	Guarantor subsidiaries	Non-guarantor subsidiaries	Consolidating and eliminating adjustments	Consolidated
Net cash provided by operating activities	$21,963	$71,617	$69,682	$–	$163,262
Cash flows from investing activities:
Routine capital expenditures	–	(110,776)	(11,155)	–	(121,931)
Development capital expenditures	–	(19,931)	–	–	(19,931)
Acquisitions, net of cash acquired	–	(511,683)	(161,864)	–	(673,547)
Acquisition deposit	–	176,511	–	–	176,511
Sale of assets	–	8,735	–	–	8,735
Proceeds from senior unsecured notes offering held in escrow	–	–	1,350,000	–	1,350,000
Interest in escrow for senior unsecured notes	–	–	23,438	–	23,438
Purchase of insurance subsidiary investments	–	–	(85,222)	–	(85,222)
Sale of insurance subsidiary investments	–	–	75,075	–	75,075
Net change in insurance subsidiary cash and cash equivalents	–	–	(12,271)	–	(12,271)
Proceeds from note receivable	–	25,000	–	–	25,000
Net change in other investments	–	(4,620)	–	–	(4,620)
Other	–	10,972	–	–	10,972
Net cash provided by (used in) investing activities	–	(425,792)	1,178,001	–	752,209
Cash flows from financing activities:
Proceeds from borrowings under revolving credit	1,740,450	–	–	–	1,740,450
Repayment of borrowings under revolving credit	(1,631,850)	–	–	–	(1,631,850)
Proceeds from issuance of senior unsecured notes due 2020 and 2023	1,350,000	–	(1,350,000)	–	–
Proceeds from issuance of term loan, net of discount	199,000	–	–	–	199,000
Repayment of Gentiva debt	–	(1,177,363)	–	–	(1,177,363)
Repayment of term loan	(12,010)	–	–	–	(12,010)
Repayment of other long-term debt	–	–	(6,752)	–	(6,752)
Payment of deferred financing costs	(3,446)	–	–	–	(3,446)
Issuance of Common Stock in connection with employee benefit plans	534	–	–	–	534
Payment of costs associated with issuance of common stock and tangible equity units	(915)	–	–	–	(915)
Payment of dividend for Mandatory Redeemable Preferred Stock	(10,887)	–	–	–	(10,887)
Dividends paid	(40,119)	–	–	–	(40,119)
Contributions made by noncontrolling interests	–	–	2,152	–	2,152
Distributions to noncontrolling interests	–	–	(42,458)	–	(42,458)
Change in intercompany accounts	(1,612,720)	1,417,599	195,121	–	–
Other	–	2,763	–	–	2,763
Net cash provided by (used in) financing activities	(21,963)	242,999	(1,201,937)	–	(980,901)
Change in cash and cash equivalents	–	(111,176)	45,746	–	(65,430)
Cash and cash equivalents at beginning of period	–	129,408	34,780	–	164,188
Cash and cash equivalents at end of period	$–	$18,232	$80,526	$–	$98,758

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 20 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Condensed Consolidating Statement of Cash Flows (Continued)

	Year ended December 31, 2014
(In thousands)	Parent company/ issuer	Guarantor subsidiaries	Non-guarantor subsidiaries	Consolidating and eliminating adjustments	Consolidated
Net cash provided by (used in) operating activities	$(26,637)	$91,605	$40,503	$–	$105,471
Cash flows from investing activities:
Routine capital expenditures	–	(85,983)	(5,098)	–	(91,081)
Development capital expenditures	–	(5,257)	–	–	(5,257)
Acquisitions, net of cash acquired	–	(23,986)	(150)	–	(24,136)
Acquisition deposit	–	(195,000)	–	–	(195,000)
Sale of assets	–	23,861	–	–	23,861
Proceeds from senior unsecured notes offering held in escrow	–	–	(1,350,000)	–	(1,350,000)
Interest in escrow for senior unsecured notes	–	–	(23,438)	–	(23,438)
Purchase of insurance subsidiary investments	–	–	(105,324)	–	(105,324)
Sale of insurance subsidiary investments	–	–	51,716	–	51,716
Net change in insurance subsidiary cash and cash equivalents	–	–	33,683	–	33,683
Net change in other investments	–	1,406	–	–	1,406
Other	–	679	–	–	679
Net cash used in investing activities	–	(284,280)	(1,398,611)	–	(1,682,891)
Cash flows from financing activities:
Proceeds from borrowings under revolving credit	1,551,515	–	–	–	1,551,515
Repayment of borrowings under revolving credit	(1,807,615)	–	–	–	(1,807,615)
Proceeds from issuance of term loan, net of discount	997,500	–	–	–	997,500
Proceeds from issuance of senior unsecured notes due 2022	500,000	–	–	–	500,000
Proceeds from issuance of senior unsecured notes due 2022 and 2023	–	–	1,350,000	–	1,350,000
Proceeds from issuance of debt component of tangible equity units	34,773	–	–	–	34,773
Repayment of senior unsecured notes	(550,000)	–	–	–	(550,000)
Repayment of term loan	(788,563)	–	–	–	(788,563)
Repayment of other long-term debt	–	(35)	(238)	–	(273)
Payment of deferred financing costs	(3,431)	–	–	–	(3,431)
Equity offering, net of offering costs	321,968	–	–	–	321,968
Issuance of equity component of tangible equity units, net of issuance costs	133,336	–	–	–	133,336
Issuance of Common Stock in connection with employee benefit plans	6,243	–	–	–	6,243
Dividends paid	(28,594)	–	–	–	(28,594)
Distributions to noncontrolling interests	–	–	(13,692)	–	(13,692)
Change in intercompany accounts	(340,495)	296,114	44,381	–	–
Other	–	2,469	–	–	2,469
Net cash provided by (used in) financing activities	26,637	298,548	1,380,451	–	1,705,636
Change in cash and cash equivalents	–	105,873	22,343	–	128,216
Cash and cash equivalents at beginning of period	–	23,535	12,437	–	35,972
Cash and cash equivalents at end of period	$–	$129,408	$34,780	$–	$164,188

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 20 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Condensed Consolidating Statement of Cash Flows (Continued)

	Year ended December 31, 2013
(In thousands)	Parent company/ issuer	Guarantor subsidiaries	Non-guarantor subsidiaries	Consolidating and eliminating adjustments	Consolidated
Net cash provided by (used in) operating activities	$(1,290)	$171,717	$28,985	$–	$199,412
Cash flows from investing activities:
Routine capital expenditures	–	(96,051)	(4,857)	–	(100,908)
Development capital expenditures	–	(11,206)	(618)	–	(11,824)
Acquisitions, net of cash acquired	–	(223,917)	(402)	–	(224,319)
Sale of assets	–	250,606	–	–	250,606
Purchase of insurance subsidiary investments	–	–	(46,127)	–	(46,127)
Sale of insurance subsidiary investments	–	–	49,954	–	49,954
Net change in insurance subsidiary cash and cash equivalents	–	–	(44,077)	–	(44,077)
Net change in other investments	–	122	–	–	122
Capital contribution to insurance subsidiary	–	(14,220)	–	14,220	–
Other	–	376	–	–	376
Net cash used in investing activities	–	(94,290)	(46,127)	14,220	(126,197)
Cash flows from financing activities:
Proceeds from borrowings under revolving credit	1,675,800	–	–	–	1,675,800
Repayment of borrowings under revolving credit	(1,740,400)	–	–	–	(1,740,400)
Repayment of term loan	(5,937)	–	–	–	(5,937)
Repayment of other long-term debt	–	(103)	(836)	–	(939)
Payment of deferred financing costs	(1,666)	–	–	–	(1,666)
Issuance of Common Stock in connection with employee benefit plans	461	–	–	–	461
Dividends paid	(13,001)	–	–	–	(13,001)
Distributions to noncontrolling interests	–	–	(2,051)	–	(2,051)
Change in intercompany accounts	86,033	(91,642)	5,609	–	–
Capital contribution to insurance subsidiary	–	–	14,220	(14,220)	–
Other	–	483	–	–	483
Net cash provided by (used in) financing activities	1,290	(91,262)	16,942	(14,220)	(87,250)
Change in cash and cash equivalents	–	(13,835)	(200)	–	(14,035)
Cash and cash equivalents at beginning of period	–	37,370	12,637	–	50,007
Cash and cash equivalents at end of period	$–	$23,535	$12,437	$–	$35,972

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 21 – LEGAL AND REGULATORY PROCEEDINGS

The Company provides services in a highly regulated industry and is subject to various legal actions and regulatory and other governmental and internal audits and investigations in the ordinary course of business (including investigations resulting from the Company’s obligation to self-report suspected violations of law by the Company). These matters could (1) require the Company to pay substantial damages, fines, penalties, or amounts in judgments or settlements, which individually or in the aggregate could exceed amounts, if any, that may be recovered under the Company’s insurance policies where coverage applies and is available; (2) cause the Company to incur substantial expenses; (3) require significant time and attention from the Company’s management; (4) subject the Company to sanctions including possible exclusions from the Medicare and Medicaid programs; and (5) cause the Company to close or sell one or more facilities or otherwise modify the way the Company conducts business. The ultimate resolution of these matters, whether as a result of litigation or settlement, could have a material adverse effect on the Company’s business, financial position, results of operations, and liquidity.

In accordance with authoritative accounting guidance related to loss contingencies, the Company records an accrued liability for litigation and regulatory matters that are both probable and reasonably estimable. Additional losses in excess of amounts accrued may be reasonably possible. The Company reviews loss contingencies that are reasonably possible and determines whether an estimate of the possible loss or range of loss, individually or in aggregate, can be disclosed in the Company’s consolidated financial statements. These estimates are based upon currently available information for those legal and regulatory proceedings in which the Company is involved, taking into account the Company’s best estimate of losses for those matters for which such an estimate can be made. The Company’s estimates involve significant judgment and a variety of assumptions, given that (1) these legal and regulatory proceedings may be in early stages; (2) discovery may not be completed; (3) damages sought in these legal and regulatory proceedings can be unsubstantiated or indeterminate; (4) the matters often involve legal uncertainties or evolving areas of law; (5) there are often significant facts in dispute; and/or (6) there is a wide range of possible outcomes. Accordingly, the Company’s estimated loss or range of loss may change from time to time, and actual losses may be more or less than the current estimate. At this time, except as otherwise specifically noted, no estimate of the possible loss or range of loss, individually or in the aggregate, in excess of the amounts accrued, if any, can be made regarding the matters described below.

Set forth below are descriptions of the Company’s significant legal proceedings.

Medicare and Medicaid payment reviews, audits, and investigations—As a result of the Company’s participation in the Medicare and Medicaid programs, the Company faces and is currently subject to various governmental and internal reviews, audits, and investigations to verify the Company’s compliance with these programs and applicable laws and regulations. The Company is routinely subject to audits under various government programs, such as the CMS Recovery Audit Contractor program, in which third-party firms engaged by CMS conduct extensive reviews of claims data and medical and other records to identify potential improper payments to healthcare providers under the Medicare program. In addition, the Company, like other healthcare providers, is subject to ongoing investigations by the OIG, the DOJ, and state attorneys general into the billing of services provided to Medicare and Medicaid patients, including whether such services were properly documented and billed, whether services provided were medically necessary, and general compliance with conditions of participation in the Medicare and Medicaid programs. Private pay sources such as third-party insurance and managed care entities also often reserve the right to conduct audits. The Company’s costs to respond to and defend any such reviews, audits, and investigations are significant and are likely to increase in the current enforcement environment. These audits and investigations may require the Company to refund or retroactively adjust amounts that have been paid under the relevant government program or by other payors. Further, an adverse review, audit, or investigation also could result in other adverse consequences, particularly if the underlying conduct is found to be pervasive or systemic. These consequences include (1) state or federal agencies imposing fines, penalties, and other sanctions on the Company; (2) loss of the Company’s right to participate in the Medicare or Medicaid programs or one or more third-party payor networks; (3) indemnity claims asserted by customers and others for which the Company provides services; and (4) damage to the Company’s reputation in various markets, which could adversely affect the Company’s ability to attract patients, residents, and employees.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 21 – LEGAL AND REGULATORY PROCEEDINGS (Continued)

On January 12, 2016, the Company entered into a settlement agreement (the “Settlement Agreement”) with the United States of America, acting through the DOJ and on behalf of the OIG (the “United States”), to resolve the pending DOJ investigation concerning the operations of RehabCare, a therapy services company acquired by the Company on June 1, 2011. The DOJ asserted, among other things, that rehabilitation therapy services provided to patients in skilled nursing centers were not delivered or billed in accordance with Medicare requirements (including possible violations of the federal False Claims Act), and that there may have been questionable financial arrangements between RehabCare and a vendor and certain skilled nursing facility customers (including possible violations of the Anti-Kickback Statute) (collectively, the “Covered Conduct”).

Under the Settlement Agreement, the Company paid $125 million, plus accrued interest from August 31, 2015, at the rate of 1.875% per annum (the “Settlement Payment”) to the United States during the first quarter of 2016. The Company previously recorded a $95 million loss reserve for this matter in the first quarter of 2015 and disclosed an estimated settlement range of $95 million to $125 million. Based on the progress of continuing settlement discussions through October 2015, the Company recorded an additional $30 million loss provision in the third quarter of 2015. The Company recorded an additional loss reserve of approximately $2 million in the fourth quarter of 2015 related to the Settlement Agreement and associated costs and, in connection with establishing the final terms of the Settlement Agreement, also recorded an income tax benefit of $47 million in the fourth quarter of 2015.

Under the Settlement Agreement, the United States released us from any civil or administrative monetary liability arising from the Covered Conduct. Additionally, under the Settlement Agreement, the United States and the relators agreed to dismiss the civil action filed by the relators under the qui tam provisions of the federal False Claims Act, and the OIG, conditioned upon the Company’s full payment of the Settlement Payment and in consideration of our obligations under the RehabCare CIA (as defined below), released its permissive exclusion rights and refrained from instituting any administrative action seeking to exclude the Company or its subsidiaries from participating in Medicare, Medicaid or other Federal healthcare programs as a result of the Covered Conduct.

In connection with the resolution of this matter, and in exchange for the OIG’s agreement not to exclude the Company or its subsidiaries from participating in the federal healthcare programs, on January 11, 2016, the Company entered into a five-year corporate integrity agreement with the OIG (the “RehabCare CIA”). The RehabCare CIA imposes monitoring, reporting, certification, oversight, screening and training obligations on the Company, certain of which the Company had previously implemented. Among the expanded requirements are the following:

•

Retention of an independent review organization to perform duties under the RehabCare CIA, which include reviewing RehabCare’s compliance with federal program requirements and accepted medical practices; and

•

Annual reporting obligations to the OIG regarding RehabCare’s compliance with the RehabCare CIA (including corresponding certification by senior management and the Board of Directors or a committee thereof).

In the event of a breach of the RehabCare CIA, the Company could become liable for payment of certain stipulated penalties, and its RehabCare subsidiaries could be excluded from participation in federal healthcare programs. The costs associated with compliance with the RehabCare CIA could be substantial and may be greater than the Company currently anticipates. Any breach or failure to comply with the RehabCare CIA, the imposition of substantial monetary penalties or any suspension or termination from participation in federal healthcare programs, could have a material adverse effect on the Company’s business, financial position, results of operations, and liquidity.

In connection with the Settlement Agreement, RehabCare has received requests for indemnification from some of its current and former customers related to alleged damages stemming from payments made by these customers to the DOJ and the related legal and other costs. At this time, the Company has recorded an estimated aggregate loss contingency reserve of approximately $6.5 million for these matters. There is no certainty about the timing or likelihood of any definitive resolutions relating to these indemnification claims. The Company disputes the allegations in these indemnification claims and will defend these and any related claims vigorously.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 21 – LEGAL AND REGULATORY PROCEEDINGS (Continued)

Whistleblower lawsuits—The Company is also subject to qui tam or “whistleblower” lawsuits under the federal False Claims Act and comparable state laws for allegedly submitting fraudulent bills for services to the Medicare and Medicaid programs. These lawsuits can result in monetary damages, fines, attorneys’ fees, and the award of bounties to private qui tam plaintiffs who successfully bring these lawsuits and to the respective government programs. The Company also could be subject to civil penalties (including the loss of the Company’s licenses to operate one or more facilities or healthcare activities), criminal penalties (for violations of certain laws and regulations), and exclusion of one or more facilities or healthcare activities from participation in the Medicare, Medicaid, and other federal and state healthcare programs. The lawsuits are in various stages of adjudication or investigation and involve a wide variety of claims and potential outcomes.

Employment-related lawsuits—The Company’s operations are subject to a variety of federal and state employment-related laws and regulations, including but not limited to the U.S. Fair Labor Standards Act, Equal Employment Opportunity laws, and enforcement policies of the Equal Employment Opportunity Commission, the Office of Civil Rights and state attorneys general, federal and state wage and hour laws, and a variety of laws enacted by the federal and state governments that govern these and other employment-related matters. Accordingly, the Company is currently subject to employee-related claims, class action and other lawsuits and proceedings in connection with the Company’s operations, including but not limited to those related to alleged wrongful discharge, illegal discrimination, and violations of equal employment and federal and state wage and hour laws. Because labor represents such a large portion of the Company’s operating costs, noncompliance with these evolving federal and state laws and regulations could subject the Company to significant back pay awards, fines, and additional lawsuits and proceedings. These claims, lawsuits, and proceedings are in various stages of adjudication or investigation and involve a wide variety of claims and potential outcomes.

As a result of the decertification of a wage and hour class action lawsuit (Rindfleisch v. Gentiva), single-plaintiff lawsuits with identical claims have been filed against the Company. Including Rindfleisch, which has four plaintiffs, there are 186 lawsuits pending in federal district court for the Northern District of Georgia. These lawsuits pertain to a compensation plan that paid Gentiva’s home health employees on both a per visit and an hourly basis, thereby allegedly voiding their FLSA exempt status and entitling them to overtime pay. The plaintiffs in these lawsuits are seeking attorneys’ fees and costs, back wages and liquidated damages going back three years from the filings of the complaints under the FLSA. The Company recorded a $5.5 million loss provision to the Gentiva opening balance sheet in the fourth quarter of 2015 related to these matters. The Company disputes the allegations made in these lawsuits and will defend these and any related claims vigorously.

Minimum staffing lawsuits—Various states in which the Company operates hospitals and nursing centers have established minimum staffing requirements or may establish minimum staffing requirements in the future. While the Company seeks to comply with all applicable staffing requirements, the regulations in this area are complex and the Company may experience compliance issues from time to time. Failure to comply with such minimum staffing requirements may result in one or more facilities failing to meet the conditions of participation under relevant federal and state healthcare programs and the imposition of significant fines, damages, or other sanctions.

Ordinary course matters—In addition to the matters described above, the Company is subject to investigations, claims, and lawsuits in the ordinary course of business, including investigations resulting from the Company’s obligation to self-report suspected violations of law by us and professional liability claims, particularly in our hospital and nursing center operations. In many of these claims, plaintiffs’ attorneys are seeking significant fines and compensatory and punitive damages in addition to attorneys’ fees. The Company maintains professional and general liability insurance in amounts and coverage that management believes are sufficient for the Company’s operations. However, the Company’s insurance may not cover all claims against the Company or the full extent of our liability.

KINDRED HEALTHCARE, INC.

QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)

(In thousands, except per share amounts)

The following table represents summary quarterly consolidated financial information (unaudited) for the years ended December 31, 2015 and 2014:

	2015
	First	Second	Third	Fourth
Revenues	$1,675,967	$1,833,475	$1,764,516	$1,780,949
Net income (loss):
Income (loss) from continuing operations	(134,588)	33,710	(6,969)	55,984
Discontinued operations, net of income taxes:
Income (loss) from operations	(3,424)	(589)	2,269	1,509
Gain on divestiture of operations	−	983	−	261
Income (loss) from discontinued operations	(3,424)	394	2,269	1,770
Net income (loss)	(138,012)	34,104	(4,700)	57,754
(Earnings) loss attributable to noncontrolling interests:
Continuing operations	(8,847)	(11,735)	(9,900)	(12,082)
Discontinued operations	29	2	1	2
	(8,818)	(11,733)	(9,899)	(12,080)
Income (loss) attributable to Kindred	(146,830)	22,371	(14,599)	45,674
Earnings (loss) per common share:
Basic:
Income (loss) from continuing operations	(1.80)	0.25	(0.20)	0.50
Discontinued operations:
Income (loss) from operations	(0.04)	(0.01)	0.03	0.02
Gain on divestiture of operations	−	0.01	−	−
Income (loss) from discontinued operations	(0.04)	−	0.03	0.02
Net income (loss)	(1.84)	0.25	(0.17)	0.52
Diluted:
Income (loss) from continuing operations	(1.80)	0.25	(0.20)	0.50
Discontinued operations:
Income (loss) from operations	(0.04)	(0.01)	0.03	0.02
Gain on divestiture of operations	−	0.01	−	−
Income (loss) from discontinued operations	(0.04)	−	0.03	0.02
Net income (loss)	(1.84)	0.25	(0.17)	0.52
Shares used in computing earnings (loss) per common share:
Basic	79,575	86,045	86,184	86,336
Diluted	79,575	86,402	86,184	87,232
Market prices:
High	24.65	24.66	23.36	15.75
Low	16.94	20.25	15.61	11.12

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

KINDRED HEALTHCARE, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

(In thousands)

		Additions
	Balance at beginning of period	Charged to costs and expenses	Other	Acquisitions	Deductions or payments	Balance at end of period
Allowance for loss on accounts receivable:
Year ended December 31, 2013	$23,959	$44,640	$–	$–	$(27,574)	$41,025
Year ended December 31, 2014	41,025	41,803	–	–	(29,973)	52,855
Year ended December 31, 2015	52,855	52,460	–	–	(42,419)	62,896
Allowance for deferred taxes (a):
Year ended December 31, 2013	$48,977	$–	$379	$872	$(485)	$49,743
Year ended December 31, 2014	49,743	–	1,226	–	–	50,969
Year ended December 31, 2015	50,969	–	–	10,063	(14,356)	46,676

(a)

The Company identified deferred income tax assets for state income tax NOLs of $60.0 million, $68.8 million and $56.7 million at December 31, 2015, December 31, 2014 and December 31, 2013, respectively, and a corresponding deferred income tax valuation allowance of $46.7 million, $50.9 million and $49.5 million at December 31, 2015, December 31, 2014 and December 31, 2013, respectively, after determining that a portion of these state net deferred income tax assets were not realizable. The Company identified deferred income tax assets for federal income tax NOLs of $119.1 million, $51.4 million and $25.5 million at December 31, 2015, December 31, 2014 and December 31, 2013, respectively, with no corresponding deferred income tax valuation allowance at December 31, 2015 or December 31, 2014 and a corresponding deferred income tax valuation allowance of $0.2 million at December 31, 2013 after determining that a portion of these federal net deferred income tax assets were not realizable.