Form 10-Q
period 2016-03-31
KINDRED HEALTHCARE, INC
filed 2016-05-09
CIK 1060009

0

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission file number: 001-14057

KINDRED HEALTHCARE, INC.

(Exact name of registrant as specified in its charter)

Delaware	61-1323993
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
680 South Fourth Street Louisville, KY	40202
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at April 30, 2016
Common stock, $0.25 par value	85,158,706 shares

1 of 76

KINDRED HEALTHCARE, INC.

FORM 10-Q

KINDRED HEALTHCARE, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three months ended March 31,

	2016	2015

Revenues	$1,837,971	$1,675,967
Salaries, wages and benefits	926,214	847,093
Supplies	99,416	93,271
Rent	97,768	92,140
Other operating expenses	214,701	197,727
General and administrative expenses (exclusive of depreciation and amortization expense included below)	355,527	406,102
Other income	(952)	(480)
Litigation contingency expense	1,910	95,000
Impairment charges	7,788	6,726
Depreciation and amortization	40,681	38,935
Interest expense	57,499	62,518
Investment income	(254)	(741)
	1,800,298	1,838,291
Income (loss) from continuing operations before income taxes	37,673	(162,324)
Provision (benefit) for income taxes	11,836	(27,736)
Income (loss) from continuing operations	25,837	(134,588)
Discontinued operations, net of income taxes:
Loss from operations	(582)	(3,424)
Gain on divestiture of operations	262	−
Loss from discontinued operations	(320)	(3,424)
Net income (loss)	25,517	(138,012)
(Earnings) loss attributable to noncontrolling interests:
Continuing operations	(12,514)	(8,847)
Discontinued operations	(2)	29
	(12,516)	(8,818)
Income (loss) attributable to Kindred	$13,001	$(146,830)
Amounts attributable to Kindred stockholders:
Income (loss) from continuing operations	$13,323	$(143,435)
Loss from discontinued operations	(322)	(3,395)
Net income (loss)	$13,001	$(146,830)
Earnings (loss) per common share:
Basic:
Income (loss) from continuing operations	$0.15	$(1.80)
Discontinued operations:
Loss from operations	−	(0.04)
Gain on divestiture of operations	−	−
Loss from discontinued operations	−	(0.04)
Net income (loss)	$0.15	$(1.84)
Diluted:
Income (loss) from continuing operations	$0.15	$(1.80)
Discontinued operations:
Loss from operations	−	(0.04)
Gain on divestiture of operations	−	−
Loss from discontinued operations	−	(0.04)
Net income (loss)	$0.15	$(1.84)
Shares used in computing earnings (loss) per common share:
Basic	86,590	79,575
Diluted	87,249	79,575
Cash dividends declared and paid per common share	$0.12	$0.12

See accompanying notes.

KINDRED HEALTHCARE, INC.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands)

	Three months ended March 31,
	2016	2015
Net income (loss)	$25,517	$(138,012)
Other comprehensive income (loss):
Available-for-sale securities (Note 9):
Change in unrealized investment gains	610	281
Reclassification of (gains) losses realized in net income (loss)	135	(5)
Net change	745	276
Interest rate swaps (Note 1):
Change in unrealized losses	(6,096)	(1,992)
Reclassification of ineffectiveness realized in net income (loss)	−	(3)
Reclassification of (gains) losses realized in net income (loss), net of payments	391	(24)
Net change	(5,705)	(2,019)
Income tax expense related to items of other comprehensive income (loss)	2,138	687
Other comprehensive loss	(2,822)	(1,056)
Comprehensive income (loss)	22,695	(139,068)
Earnings attributable to noncontrolling interests	(12,516)	(8,818)
Comprehensive income (loss) attributable to Kindred	$10,179	$(147,886)

See accompanying notes.

KINDRED HEALTHCARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

(In thousands, except per share amounts)

	March 31,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$105,082	$98,758
Insurance subsidiary investments	108,872	106,638
Accounts receivable less allowance for loss of $65,269 – March 31, 2016 and $62,896 – December 31, 2015	1,260,505	1,194,868
Inventories	28,056	27,791
Income taxes	11,283	11,790
Other	65,993	61,054
	1,579,791	1,500,899

Property and equipment	2,181,989	2,162,398
Accumulated depreciation	(1,222,782)	(1,190,402)
	959,207	971,996

Goodwill	2,683,352	2,669,810
Intangible assets less accumulated amortization of $101,373 – March 31, 2016 and $94,221 – December 31, 2015	773,237	755,655
Assets held for sale	298	613
Insurance subsidiary investments	194,778	204,498
Deferred tax assets	100,313	104,130
Acquisition deposit	−	18,489
Other	320,328	289,133
Total assets (a)	$6,611,304	$6,515,223
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$176,663	$187,061
Salaries, wages and other compensation	424,058	404,925
Due to third party payors	32,785	36,251
Professional liability risks	65,418	64,099
Other accrued liabilities	242,162	394,246
Long-term debt due within one year	25,380	24,630
	966,466	1,111,212

Long-term debt	3,358,297	3,133,312
Professional liability risks	271,974	263,273
Deferred credits and other liabilities	305,819	301,379

Commitments and contingencies (Note 11)

Equity:
Stockholders' equity:
Common stock, $0.25 par value; authorized 175,000 shares; issued 85,171 shares – March 31, 2016 and 83,792 shares – December 31, 2015	21,293	20,948
Capital in excess of par value	1,728,784	1,737,747
Accumulated other comprehensive loss	(5,454)	(2,632)
Accumulated deficit	(243,279)	(256,209)
	1,501,344	1,499,854
Noncontrolling interests	207,404	206,193
Total equity	1,708,748	1,706,047
Total liabilities (a) and equity	$6,611,304	$6,515,223

(a)

The Company’s consolidated assets as of March 31, 2016 and December 31, 2015 include total assets of variable interest entities of $400.7 million and $389.0 million, respectively, which can only be used to settle the obligations of the variable interest entities. The Company’s consolidated liabilities as of March 31, 2016 and December 31, 2015 include total liabilities of variable interest entities of $47.4 million and $39.7 million, respectively. See note 1 of the notes to unaudited condensed consolidated financial statements.

See accompanying notes.

KINDRED HEALTHCARE, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(In thousands)

	Three months ended
	March 31,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$25,517)	$(138,012)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	40,783	39,077
Amortization of stock-based compensation costs	4,404	5,824
Amortization of deferred financing costs	3,567	3,062
Payment of capitalized lender fees related to debt issuance	−	(28,012)
Provision for doubtful accounts	11,725	8,292
Deferred income taxes	11,496	(25,580)
Impairment charges	7,788	6,726
Gain on divestiture of discontinued operations	(262)	−
Other	303	1,997
Change in operating assets and liabilities:
Accounts receivable	(87,892)	(31,656)
Inventories and other assets	(5,232)	53,022
Accounts payable	(10,621)	465
Income taxes	73	(5,768)
Due to third party payors	(4,843)	(15,419)
Other accrued liabilities	(129,868)	(13,620)
Net cash used in operating activities	(133,062)	(139,602)
Cash flows from investing activities:
Routine capital expenditures	(18,106)	(20,769)
Development capital expenditures	(10,019)	(5,788)
Acquisitions, net of cash acquired	(26,339)	(659,071)
Acquisition deposits	18,489	195,000
Sale of assets	1,081	948
Proceeds from senior unsecured notes offering held in escrow	−	1,350,000
Interest in escrow for senior unsecured notes	−	23,438
Purchase of insurance subsidiary investments	(32,841)	(25,918)
Sale of insurance subsidiary investments	30,890	22,029
Net change in insurance subsidiary cash and cash equivalents	9,958	(558)
Net change in other investments	(33,981)	24
Other	(1,919)	5
Net cash provided by (used in) investing activities	(62,787)	879,340
Cash flows from financing activities:
Proceeds from borrowings under revolving credit	533,700	807,450
Repayment of borrowings under revolving credit	(303,100)	(610,050)
Proceeds from issuance of term loan, net of discount	−	199,000
Proceeds from other long-term debt	750	−
Repayment of Gentiva debt	−	(1,177,363)
Repayment of term loan	(3,003)	−
Repayment of other long-term debt	(280)	(441)
Payment of deferred financing costs	(151)	(2,538)
Issuance of common stock in connection with employee benefit plans	−	66
Payment of costs associated with issuance of common stock and tangible equity units	−	(915)
Payment of dividend for mandatory redeemable preferred stock	(2,801)	(2,778)
Dividends paid	(10,068)	(9,975)
Contributions made by noncontrolling interests	4,368	−
Distributions to noncontrolling interests	(16,315)	(11,019)
Purchase of noncontrolling interests	(1,000)	−
Other	73	1,162
Net cash provided by (used in) financing activities	202,173	(807,401)
Change in cash and cash equivalents	6,324	(67,663)
Cash and cash equivalents at beginning of period	98,758	164,188
Cash and cash equivalents at end of period	$105,082	$96,525
Supplemental information:
Interest payments	$73,676	$34,810
Income tax payments (refunds)	(188)	230
Issuance of common stock in Gentiva Merger (see Note 2)	−	175,088
Non-cash contribution made by noncontrolling interest	2,800	−

See accompanying notes.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

Business

Kindred Healthcare, Inc. is a healthcare services company that through its subsidiaries operates transitional care (“TC”) hospitals, a home health, hospice and community care business, inpatient rehabilitation hospitals (“IRFs”), a contract rehabilitation services business, nursing centers and assisted living facilities across the United States (collectively, the “Company” or “Kindred”). At March 31, 2016, the Company’s hospital division operated 95 TC hospitals (certified as long-term acute care (“LTAC”) hospitals under the Medicare program) in 22 states. The Company’s Kindred at Home division primarily provided home health, hospice, and community care services from 618 sites of service in 40 states. The Company’s Kindred Rehabilitation Services division operated 19 IRFs and 104 hospital-based acute rehabilitation units (“ARUs”) (certified as IRFs), and provided rehabilitation services primarily in hospitals and long-term care settings in 46 states. The Company’s nursing center division operated 92 nursing centers and seven assisted living facilities in 19 states.

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

Discontinued operations

The Company has completed several transactions related to the divestiture or planned divestiture of unprofitable hospitals and nursing centers to improve its future operating results. For accounting purposes, the operating results of these businesses and the gains associated with these transactions were classified as discontinued operations in the accompanying unaudited condensed consolidated statement of operations for all periods presented in accordance with the authoritative guidance in effect through December 31, 2014. Effective January 1, 2015, the authoritative guidance modified the requirements for reporting discontinued operations. A disposal is now required to be reported in discontinued operations only if the disposal represents a strategic shift that has (or will have) a major effect on the Company’s operations and financial results.

Assets held for sale at March 31, 2016 have been measured at the lower of carrying value or estimated fair value less costs of disposal and have been classified as held for sale in the accompanying unaudited condensed consolidated balance sheet. See Note 4 for a summary of discontinued operations.

Recently issued accounting requirements

In March 2016, the Financial Accounting Standards Board (the “FASB”) issued authoritative guidance that requires the tax effects related to share-based payments to be recorded through the income statement at settlement. Under the new guidance, tax benefits in excess of or less than the tax effect of compensation expenses will no longer be recorded in equity for purpose of simplification, which is expected to reduce administrative complexities but could increase the volatility of income tax expense. The new guidance is effective for annual and interim periods beginning after December 15, 2016 and early adoption is permitted. The Company is still assessing this guidance.

In March 2016, the FASB finalized its amendments to the guidance in the new revenue standard on assessing whether an entity is a principal or an agent in a revenue transaction. Under the new amendments, the FASB confirmed that a principal in an arrangement controls a good or service before it is transferred to a customer but revised the structure of indicators when an entity is the principal. The amendments have the same effective date and transition requirements as the new revenue standard, which is effective for annual and interim periods beginning on or after December 15, 2017 with early adoption permitted on or after December 15, 2016. The Company is still assessing this guidance.

In March 2016, the FASB issued authoritative guidance that eliminates the requirement to apply the equity method of accounting retrospectively when a reporting entity obtains significant influence over a previously held investment. Under the new guidance, the equity method of accounting should be applied prospectively from the date significant influence is obtained. The new guidance is effective for annual and interim periods beginning after December 15, 2016 and early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s business, financial position, results of operations or liquidity.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION (Continued)

Recently issued accounting requirements (Continued)

In March 2016, the FASB issued authoritative guidance clarifying that a change in the counterparty to a derivative contract, in and of itself, does not require the dedesignation of a hedging relationship. Under the new guidance, an entity will still need to evaluate whether it is possible that the counterparty will perform under the contract as part of the assessment for hedge accounting. The new guidance is effective for annual and interim periods beginning after December 15, 2016 and early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s business, financial position, results of operations or liquidity.

In February 2016, the FASB issued amended authoritative guidance on accounting for leases. The new provisions require that a lessee of operating leases recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. The lease liability will be equal to the present value of lease payments, with the right-of-use asset based upon the lease liability. The classification criteria for distinguishing between finance (or capital) leases and operating leases are substantially similar to the previous lease guidance, but with no explicit bright lines. As such, operating leases will result in straight-line rent expense similar to current practice. For short-term leases (term of 12 months or less), a lessee is permitted to make an accounting election not to recognize lease assets and lease liabilities, which would generally result in lease expense being recognized on a straight-line basis over the lease term. The guidance is effective for annual and interim periods beginning after December 15, 2018, and will require application of the new guidance at the beginning of the earliest comparable period presented. Early adoption is permitted. The new standard must be adopted using a modified retrospective transition. The adoption of this standard is expected to have a material impact on the Company’s financial position. The Company is still evaluating the impact on its results of operations and expects no material impact on liquidity.

In January 2016, the FASB issued amended authoritative guidance which makes targeted improvements for financial instruments. The new provisions impact certain aspects of recognition, measurement, presentation and disclosure requirements of financial instruments. Specifically, the guidance will (1) require equity investments to be measured at fair value with changes in fair value recognized in net income, (2) simplify the impairment assessment of equity investments without readily determinable fair values, (3) eliminate the requirement to disclose the method and assumptions used to estimate fair value for financial instruments measured at amortized cost, and (4) require separate presentation of financial assets and financial liabilities by measurement category. The guidance is effective for annual and interim periods beginning after December 15, 2017, and early adoption is not permitted. The adoption of this standard is not expected to have a material impact on the Company’s business, financial position, results of operations or liquidity.

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

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION (Continued)

Equity

The following table sets forth the changes in equity attributable to noncontrolling interests and equity attributable to Kindred stockholders for the three months ended March 31, 2016 and 2015 (in thousands):

For the three months ended March 31, 2016:	Amounts attributable to Kindred stockholders	Noncontrolling interests	Total equity
Balance at December 31, 2015	$1,499,854	$206,193	$1,706,047
Comprehensive income:
Net income	13,001	12,516	25,517
Other comprehensive loss	(2,822)	−	(2,822)
	10,179	12,516	22,695
Shares tendered by employees for statutory tax withholdings upon issuance of common stock	(2,649)	−	(2,649)
Income tax provision in connection with the issuance of common stock under employee benefit plans	(142)	−	(142)
Stock-based compensation amortization	4,404	−	4,404
Dividends paid	(10,068)	−	(10,068)
Contributions made by noncontrolling interests	−	7,168	7,168
Distributions to noncontrolling interests	−	(16,315)	(16,315)
Purchase of noncontrolling interests	(234)	(2,158)	(2,392)
Balance at March 31, 2016	$1,501,344	$207,404	$1,708,748
For the three months ended March 31, 2015:
Balance at December 31, 2014	$1,441,867	$44,105	$1,485,972
Comprehensive income (loss):
Net income (loss)	(146,830)	8,818	(138,012)
Other comprehensive loss	(1,056)	−	(1,056)
	(147,886)	8,818	(139,068)
Issuance of common stock in connection with employee benefit plans	66	−	66
Shares tendered by employees for statutory tax withholdings upon issuance of common stock	(7,058)	−	(7,058)
Income tax provision in connection with the issuance of common stock under employee benefit plans	(694)	−	(694)
Stock-based compensation amortization	5,824	−	5,824
Dividends paid	(9,975)	−	(9,975)
Distributions to noncontrolling interests	−	(11,019)	(11,019)
Purchase of noncontrolling interests	−	149,520	149,520
Issuance of common stock in Gentiva Merger	175,088	−	175,088
Balance at March 31, 2015	$1,457,232	$191,424	$1,648,656

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

 NOTE 1 – BASIS OF PRESENTATION (Continued)

Derivative financial instruments

In December 2011, the Company entered into two interest rate swap agreements to hedge its floating interest rate on an aggregate of $225 million of debt outstanding under its senior secured term loan facility (the “Prior Term Loan Facility”) entered into in June 2011. The interest rate swaps had an effective date of January 9, 2012, and expired on January 11, 2016. The Company was required to make payments based upon a fixed interest rate of 1.8925% calculated on the notional amount of $225 million. In exchange, the Company received interest on $225 million at a variable interest rate that was based upon the three-month London Interbank Offered Rate (“LIBOR”), subject to a minimum rate of 1.5%. These interest rate swaps were replaced in January 2016 as set forth below.

In March 2014, the Company entered into an additional interest rate swap agreement to hedge its floating interest rate on an aggregate of $400 million of debt outstanding under its Third Amended and Restated Term Loan Facility (as defined below). On April 8, 2014, the Company completed a novation of a portion of its $400 million swap agreement to two new counterparties, each in the amount of $125 million. The original swap contract was not amended, terminated or otherwise modified. The interest rate swap had an effective date of April 9, 2014, will expire on April 9, 2018 and continues to apply to the Term Loan Facility (as defined below). The Company is required to make payments based upon a fixed interest rate of 1.867% calculated on the notional amount of $400 million. In exchange, the Company will receive interest on $400 million at a variable interest rate that is based upon the three-month LIBOR, subject to a minimum rate of 1.0%. The Company determined these interest rate swaps continue to qualify for cash flow hedge accounting treatment at March 31, 2016.

In January 2016, the Company entered into three interest rate swap agreements to hedge its floating interest rate on an aggregate of $325 million of debt outstanding under its Term Loan Facility, which replaced the previous $225 million aggregate swap that expired on January 11, 2016. The interest rate swaps have an effective date of January 11, 2016, and expire on January 9, 2021. The Company is required to make payments based upon a fixed interest rate of 1.862% and 1.855% calculated on the notional amount of $175 million and $150 million, respectively. In exchange, the Company will receive interest on $325 million at a variable interest rate that is based upon the three-month LIBOR rate, subject to a minimum rate of 1.0%. The Company determined these interest rate swaps qualify for cash flow hedge accounting treatment at March 31, 2016.

The Company records the effective portion of the gain or loss on these derivative financial instruments in accumulated other comprehensive income (loss) as a component of stockholders’ equity and records the ineffective portion of the gain or loss on these derivative financial instruments as interest expense. For the three months ended March 31, 2016 and 2015, the ineffectiveness related to the interest rate swaps was immaterial.

The aggregate fair value of the interest rate swaps recorded in other accrued liabilities was $10.6 million and $4.5 million at March 31, 2016 and December 31, 2015, respectively. See Note 12.

As used herein, the “Third Amended and Restated Term Loan Facility” refers to the Prior Term Loan Facility, as amended as of October 4, 2012, and as further amended and restated as of May 30, 2013, August 21, 2013, and April 9, 2014.

As used herein, the “Term Loan Facility” refers to the Third Amended and Restated Term Loan Facility, as amended and restated as of November 25, 2014, and as further amended on March 10, 2015.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION (Continued)

Variable interest entities

The Company follows the provisions of the authoritative guidance for determining whether an entity is a variable interest entity (“VIE”). In order to determine if the Company is a primary beneficiary of a VIE for financial reporting purposes, it must consider whether it has the power to direct activities of the VIE that most significantly impact the performance of the VIE and whether the Company has the obligation to absorb losses or the right to receive returns that would be significant to the VIE. The Company consolidates a VIE when it is the primary beneficiary.

In January 2015, the Company completed the acquisition of Centerre Healthcare Corporation (“Centerre”), which operated 11 IRFs. The Company opened two IRFs during 2015 and one additional IRF during the first quarter of 2016. Each entity operating an IRF is subject to a partnership and a management services agreement with the Company. Under United States generally accepted accounting principles (“GAAP”), the Company determined that all of the entities acquired or opened qualify as VIEs and that the Company is the primary beneficiary in all but one arrangement. The Company holds an equity interest and acts as manager in each of the entities. Through the management services agreement, the Company is delegated necessary responsibilities to provide management services, administrative services and direction of the day-to-day operations. Based on the Company’s assessment of the most significant activities of the IRFs, the manager has the ability to direct the majority of those activities in 13 of the entities.

The analysis upon which the consolidation determination rests is complex, involves uncertainties, and requires significant judgment on various matters, some of which could be subject to different interpretations.

The carrying amounts and classifications of the assets and liabilities of the consolidated VIEs are as follows (in thousands):

	March 31,	December 31,
	2016	2015
Assets:
Current assets:
Cash and cash equivalents	$46,872	$36,798
Accounts receivable, net	33,957	36,085
Inventories	1,667	1,576
Other	2,387	3,001
	84,883	77,460
Property and equipment, net	17,900	17,100
Goodwill	275,375	271,717
Intangible assets, net	22,466	22,675
Other	44	54
Total assets	$400,668	$389,006
Liabilities:
Current liabilities:
Accounts payable	$33,965	$26,291
Salaries, wages and other compensation	2,470	3,261
Other accrued liabilities	2,602	2,784
Long-term debt due within one year	1,855	1,106
	40,892	33,442
Long-term debt	994	1,274
Deferred credits and other liabilities	5,563	4,971
Total liabilities	$47,449	$39,687

Other information

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for quarterly reports on Form 10-Q of Regulation S-X and do not include all of the disclosures normally required by GAAP or those normally required in annual reports on Form 10-K. Accordingly, these financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2015 filed with the Securities and Exchange Commission (the “SEC”) on Form 10-K. The accompanying condensed consolidated balance sheet at December 31, 2015 was derived from audited consolidated financial statements, but does not include all disclosures required by GAAP.

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

At the effective time of the Gentiva Merger, each share of common stock, par value $0.10 per share, of Gentiva (“Gentiva Common Stock”) issued and outstanding immediately prior to the effective time of the Gentiva Merger (other than shares held by Kindred, Gentiva and any wholly owned subsidiaries (which were cancelled) and shares owned by stockholders who properly exercised and perfected a demand for appraisal rights under Delaware law), including each deferred share unit, were converted into the right to receive (1) $14.50 in cash (the “Cash Consideration”), without interest, and (2) 0.257 of a validly issued, fully paid and nonassessable share of Kindred common stock, par value $0.25 per share (the “Stock Consideration”). The purchase price totaled $722.3 million and was comprised of $544.8 million of Cash Consideration and $177.5 million of Stock Consideration. The Company also assumed $1.2 billion of long-term debt, which was paid off upon consummation of the Gentiva Merger.

The following transactions (collectively, the “Financing Transactions”) occurred in connection with the Gentiva Merger:

• the Company issued $1.35 billion aggregate principal amount of senior notes;

• the Company issued approximately 15 million shares of its common stock through two common stock offerings and issued 9.7 million shares of its common stock as the Stock Consideration;

• the Company issued 172,500 tangible equity units (the “Units”); and

• the Company amended its credit facilities.

The Company used the net proceeds from the Financing Transactions to fund the Cash Consideration for the Gentiva Merger, repay Gentiva’s existing debt and pay related transaction fees and expenses.

Operating results in the first quarter of 2016 included transaction and integration costs totaling $1.0 million, and retention and severance costs totaling $0.6 million related to the Gentiva Merger. Operating results in the first quarter of 2015 included transaction and integration costs totaling $32.1 million, retention and severance costs totaling $54.5 million, a lease termination charge of $0.6 million and financing costs totaling $23.4 million related to the Gentiva Merger. Transaction, integration, retention and severance costs were recorded as general and administrative expenses, the lease termination charge was recorded as rent expense and financing costs were recorded as general and administrative expenses ($6.0 million) and as interest expense ($17.4 million).

Purchase price allocation

The Gentiva Merger purchase price of $722.3 million was allocated based upon the estimated fair value of the tangible and intangible assets, and goodwill.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 2 – GENTIVA MERGER (Continued)

Purchase price allocation (Continued)

The following is the Gentiva Merger purchase price allocation (in thousands):

Cash and cash equivalents	$64,695
Accounts receivable	265,034
Other current assets	123,428
Property and equipment	46,732
Identifiable intangible assets:
Certificates of need (indefinite life)	256,921
Medicare certifications (indefinite life)	94,500
Trade names (indefinite life)	22,200
Trade name	15,600
Non-compete agreements	1,820
Leasehold interests	1,439
Total identifiable intangible assets	392,480
Deferred tax assets	37,429
Other assets	74,407
Current portion of long-term debt	(53,075)
Accounts payable and other current liabilities	(319,004)
Long-term debt, less current portion	(1,124,288)
Deferred tax liabilities	(47,748)
Other liabilities	(126,088)
Noncontrolling interests	(3,992)
Total identifiable net assets	(669,990)
Goodwill	1,392,271
Net assets	$722,281

The fair value allocation was measured primarily using a discounted cash flows methodology, which is considered a Level 3 input (as described in Note 12).

The value of gross contractual accounts receivable before determining uncollectable amounts totaled $278.9 million. Accounts estimated to be uncollectable totaled $13.9 million.

The weighted average life of the definite lived intangible assets consisting primarily of a trade name is three years.

The aggregate goodwill arising from the Gentiva Merger is based upon the expected future cash flows of the Gentiva operations, which reflect both growth expectations and cost savings from combining the operations of the Company and Gentiva. Goodwill is not amortized and is not deductible for income tax purposes. Goodwill was assigned to the Company’s home health reporting unit ($612.2 million), hospice reporting unit ($614.0 million) and community care reporting unit ($166.1 million).

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 2 – GENTIVA MERGER (Continued)

Purchase price allocation (Continued)

The unaudited pro forma net effect of the Gentiva Merger assuming the acquisition occurred as of January 1, 2014 is as follows (in thousands, except per share amounts):

Three months ended March 31, 2015
Revenues	$1,837,666
Loss from continuing operations attributable to Kindred	(34,779)
Loss attributable to Kindred	(38,174)
Loss per common share:
Basic:
Loss from continuing operations	(0.42)
Net loss	(0.46)
Diluted:
Loss from continuing operations	(0.42)
Net loss	(0.46)

The unaudited pro forma financial data have been derived by combining the historical financial results of the Company and the operations acquired in the Gentiva Merger for the period presented. The unaudited pro forma financial data presented excludes transaction, integration, retention and severance costs, a lease termination charge and financing costs totaling $127.6 million incurred by both the Company and Gentiva in connection with the Gentiva Merger. These costs have been eliminated from the results of operations for 2015 and have been reflected as expenses incurred as of January 1, 2014 for purposes of the pro forma financial presentation. Revenues and earnings before interest, income taxes, transaction, integration, retention and severance costs associated with Gentiva aggregated $535.1 million and $61.3 million, respectively, in the first quarter of 2016 and $334.9 million and $36.5 million, respectively, in the first quarter of 2015 since the date of the Gentiva Merger.

NOTE 3 – OTHER ACQUISITIONS

The following is a summary of the Company’s other acquisition activities. The operating results of the acquired businesses have been included in the accompanying unaudited condensed consolidated financial statements of the Company from the respective acquisition dates. The purchase price of acquired businesses resulted from negotiations with each of the sellers that were based upon both the historical and expected future cash flows of the respective businesses. Each of these acquisitions was financed through operating cash flows and borrowings under the Company’s senior secured asset-based revolving credit facility (the “ABL Facility”). Unaudited pro forma financial data related to the acquired businesses have not been presented because the acquisitions are not material, either individually or in the aggregate, to the Company’s consolidated financial statements.

During the first quarter of 2016, the Company acquired four home health and hospice businesses for $26.3 million in cash. The Company also acquired a hospice business in exchange for $9.0 million of outstanding accounts receivable owed to the Company.

In February 2016, the Company announced it signed a definitive agreement to acquire five LTAC hospitals (233 licensed beds) currently operated by Select Medical Holdings Corporation (“Select”) and sell four of its LTAC hospitals (287 licensed beds) to Select. The Company expects to complete these transactions during the second or third quarter of 2016.

On January 1, 2015, the Company completed the acquisition of Centerre for a purchase price of approximately $195 million in cash (the “Centerre Acquisition”). Centerre operated 11 IRFs with 614 beds through partnerships.

During the first quarter of 2015, the Company also acquired a home-based primary care practice for $4.1 million.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 4 – DISCONTINUED OPERATIONS

In accordance with the authoritative guidance for the impairment or disposal of long-lived assets, the divestitures or planned divestiture of unprofitable businesses discussed in Note 1 has been accounted for as discontinued operations. Accordingly, the results of operations of these businesses for all periods presented and the gains associated with these transactions have been classified as discontinued operations, net of income taxes, in the accompanying unaudited condensed consolidated statement of operations based upon the authoritative guidance which was in effect through December 31, 2014. Effective January 1, 2015, the authoritative guidance modified the requirements for reporting discontinued operations. A disposal is now required to be reported in discontinued operations only if the disposal represents a strategic shift that has (or will have) a major effect on the Company’s operations and financial results. At March 31, 2016, the Company held for sale one nursing center reported as discontinued operations.

On December 27, 2014, the Company entered into an agreement with Ventas, Inc. (“Ventas”) to transition the operations under the leases for nine non-strategic nursing centers (the “2014 Expiring Facilities”). Each lease terminates when the operation of such nursing center is transferred to a new operator. Through March 31, 2016, the Company transferred the operations of eight of the 2014 Expiring Facilities. The lease term for eight of the 2014 Expiring Facilities was scheduled to expire on April 30, 2018. The lease term for the ninth of the 2014 Expiring Facilities was scheduled to expire on April 30, 2020. At March 31, 2016, the Company continued to operate the remaining facility and transferred operations on April 1, 2016. For accounting purposes, the 2014 Expiring Facilities qualified as assets held for sale, and the Company reflected the operating results as discontinued operations in the accompanying unaudited condensed consolidated statement of operations for all historical periods. Under the terms of the agreement to transition the operations of the 2014 Expiring Facilities, the Company incurred a $40 million termination fee in exchange for the early termination of the leases, which was paid to Ventas in January 2015.

A summary of discontinued operations follows (in thousands):

	Three months ended March 31,
	2016	2015
Revenues	$3,514	$11,717
Salaries, wages and benefits	1,722	6,592
Supplies	134	700
Rent	766	2,654
Other operating expenses	529	2,391
General and administrative expenses	1,222	4,885
Depreciation	102	142
Investment income	(1)	(2)
	4,474	17,362
Loss from operations before income taxes	(960)	(5,645)
Income tax benefit	(378)	(2,221)
Loss from operations	(582)	(3,424)
Gain on divestiture of operations	262	−
Loss from discontinued operations	(320)	(3,424)
(Earnings) loss attributable to noncontrolling interests	(2)	29
Loss attributable to Kindred	$(322)	$(3,395)

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 4 – DISCONTINUED OPERATIONS (Continued)

The following table sets forth certain discontinued operating data by business segment (in thousands):

	Three months ended March 31,
	2016		2015
Revenues:
Hospital division		$460		$508
Nursing center division		3,054		11,209
		$3,514		$11,717
Operating income (loss):
Hospital division		$497		$(78)
Nursing center division		(590)		(2,773)
		$(93)		$(2,851)
Rent:
Hospital division		$462		$563
Nursing center division		304		2,091
		$766		$2,654
Depreciation:
Hospital division	$	−	$	−
Nursing center division		102		142
		$102		$142

A summary of the net assets held for sale follows (in thousands):

	March 31, 2016	December 31, 2015
Long-term assets:
Property and equipment, net	$277	$571
Other	21	42
	$298	$613

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

A summary of revenues by payor type follows (in thousands):

	Three months ended March 31,
	2016	2015
Medicare	$973,680	$820,591
Medicaid	198,596	187,414
Medicare Advantage	136,774	133,419
Medicaid Managed	60,575	43,637
Other	522,384	553,813
	1,892,009	1,738,874
Eliminations	(54,038)	(62,907)
	$1,837,971	$1,675,967

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 6 – EARNINGS (LOSS) PER SHARE AND DIVIDENDS

Earnings (loss) per common share are based upon the weighted average number of common shares outstanding during the respective periods. Because the Company has reported a loss from continuing operations attributable to the Company for the three months ended March 31, 2015, the diluted calculation of earnings per common share excludes the dilutive impact of stock options and tangible equity units. The Company follows the provisions of the authoritative guidance for determining whether instruments granted in share-based payment transactions are participating securities, which requires that unvested restricted stock that entitles the holder to receive nonforfeitable dividends before vesting be included as a participating security in the basic and diluted earnings per common share calculation pursuant to the two-class method.

A computation of earnings (loss) per common share follows (in thousands, except per share amounts):

	Three months ended March 31,
	2016		2015
	Basic	Diluted	Basic		Diluted
Earnings (loss):
Amounts attributable to Kindred stockholders:
Income (loss) from continuing operations:
As reported in Statement of Operations	$13,323	$13,323		$(143,435)		$(143,435)
Allocation to participating unvested restricted stockholders	(198)	(196)		−		−
Available to common stockholders	$13,125	$13,127		$(143,435)		$(143,435)
Discontinued operations, net of income taxes:
Loss from operations:
As reported in Statement of Operations	$(584)	$(584)		$(3,395)		$(3,395)
Allocation to participating unvested restricted stockholders	9	9		−		−
Available to common stockholders	$(575)	$(575)		$(3,395)		$(3,395)
Gain on divestiture of operations:
As reported in Statement of Operations	$262	$262	$	−	$	−
Allocation to participating unvested restricted stockholders	(4)	(4)		−		−
Available to common stockholders	$258	$258	$	−	$	−
Loss from discontinued operations:
As reported in Statement of Operations	$(322)	$(322)		$(3,395)		$(3,395)
Allocation to participating unvested restricted stockholders	5	5		−		−
Available to common stockholders	$(317)	$(317)		$(3,395)		$(3,395)
Net income (loss):
As reported in Statement of Operations	$13,001	$13,001		$(146,830)		$(146,830)
Allocation to participating unvested restricted stockholders	(193)	(191)		−		−
Available to common stockholders	$12,808	$12,810		$(146,830)		$(146,830)
Shares used in the computation:
Weighted average shares outstanding – basic computation	86,590	86,590		79,575		79,575
Dilutive effect of employee stock options		−				−
Dilutive effect of tangible equity units		659				−
Adjusted weighted average shares outstanding – diluted computation		87,249				79,575
Earnings (loss) per common share:
Income (loss) from continuing operations	$0.15	$0.15		$(1.80)		$(1.80)
Discontinued operations:
Loss from operations	−	−		(0.04)		(0.04)
Gain on divestiture of operations	−	−		−		−
Loss from discontinued operations	−	−		(0.04)		(0.04)
Net income (loss)	$0.15	$0.15		$(1.84)		$(1.84)
Number of antidilutive stock options and tangible equity units excluded from shares used in the diluted earnings (loss) per common share computation		1,126				3,701

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 6 – EARNINGS (LOSS) PER SHARE AND DIVIDENDS (Continued)

The Company paid a cash dividend of $0.12 per common share on April 1, 2016 to shareholders of record as of the close of business on March 10, 2016. The Company also paid a cash dividend of $0.12 per common share on April 1, 2015 to shareholders of record as of the close of business on March 11, 2015. Future declarations of dividends will be subject to the approval of Kindred’s Board of Directors.

The Company made an installment payment on the Company’s Units on March 1, 2016 to holders of record on February 15, 2016, which consisted of a quarterly installment payment of $18.75 per Unit. The Company also made an installment payment on the Company’s Units on March 2, 2015, which consisted of a quarterly installment payment of $18.75 per Unit, plus a one-time incremental payment of $1.25 per Unit for the period between November 25, 2014 and December 1, 2014, for a total payment of $20.00 per Unit. Each Unit is composed of a prepaid stock purchase contract (a “Purchase Contract”) and one share of 7.25% Mandatory Redeemable Preferred Stock, Series A (the “Mandatory Redeemable Preferred Stock”) having a final preferred stock installment payment date of December 1, 2017 and an initial liquidation preference of $201.58 per share of Mandatory Redeemable Preferred Stock. To the extent that any Unit has been separated into its constituent Purchase Contract and its constituent share of Mandatory Redeemable Preferred Stock, the installment payment is payable only on the constituent share of Mandatory Redeemable Preferred Stock.

NOTE 7 – BUSINESS SEGMENT DATA

The Company is organized into four operating divisions: the hospital division, the Kindred at Home division, the Kindred Rehabilitation Services division and the nursing center division. Based upon the authoritative guidance for business segments, the operating divisions represent six reportable operating segments, including (1) hospitals, (2) home health services, (3) hospice services, (4) Kindred Hospital Rehabilitation Services, (5) RehabCare and (6) nursing centers. These reportable operating segments are consistent with information used by the Company’s President and Chief Executive Officer and its Chief Operating Officer to assess performance and allocate resources. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies.

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

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 7 – BUSINESS SEGMENT DATA (Continued)

The following table sets forth certain data by business segment (in thousands):

	Three months ended March 31,
	2016	2015
Revenues:
Hospital division	$643,299	$640,483
Kindred at Home:
Home health	430,035	300,867
Hospice	176,426	119,057
	606,461	419,924
Kindred Rehabilitation Services:
Kindred Hospital Rehabilitation Services	165,774	151,564
RehabCare	204,248	252,595
	370,022	404,159
Nursing center division	272,227	274,308
	1,892,009	1,738,874
Eliminations:
Kindred Hospital Rehabilitation Services	(23,713)	(24,002)
RehabCare	(28,822)	(37,789)
Nursing centers	(1,503)	(1,116)
	(54,038)	(62,907)
	$1,837,971	$1,675,967
Income (loss) from continuing operations:
Operating income (loss):
Hospital division	$134,571	$134,111
Kindred at Home:
Home health	66,941	45,696
Hospice	24,525	16,479
	91,466	62,175
Kindred Rehabilitation Services:
Kindred Hospital Rehabilitation Services	47,870	44,564
RehabCare	11,987	15,708
	59,857	60,272
Nursing center division	30,100	36,963
Support center	(70,808)	(66,565)
Litigation contingency expense	(1,910)	(95,000)
Impairment charges	(7,788)	(6,726)
Transaction costs	(2,121)	(94,702)
Operating income	233,367	30,528
Rent	(97,768)	(92,140)
Depreciation and amortization	(40,681)	(38,935)
Interest, net	(57,245)	(61,777)
Income (loss) from continuing operations before income taxes	37,673	(162,324)
Provision (benefit) for income taxes	11,836	(27,736)
	$25,837	$(134,588)

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 7 – BUSINESS SEGMENT DATA (Continued)

	Three months ended March 31,
	2016	2015
Rent:
Hospital division	$51,945	$51,454
Kindred at Home:
Home health	8,699	6,493
Hospice	4,435	3,139
	13,134	9,632
Kindred Rehabilitation Services:
Kindred Hospital Rehabilitation Services	8,763	7,373
RehabCare	879	999
	9,642	8,372
Nursing center division	22,472	21,498
Support center	575	1,184
	$97,768	$92,140
Depreciation and amortization:
Hospital division	$13,199	$14,476
Kindred at Home:
Home health	4,236	3,593
Hospice	1,600	1,456
	5,836	5,049
Kindred Rehabilitation Services:
Kindred Hospital Rehabilitation Services	3,521	3,418
RehabCare	1,989	1,911
	5,510	5,329
Nursing center division	7,253	7,494
Support center	8,883	6,587
	$40,681	$38,935

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 7 – BUSINESS SEGMENT DATA (Continued)

	Three months ended March 31,
	2016	2015
Capital expenditures, excluding acquisitions (including discontinued operations):
Hospital division:
Routine	$5,440	$8,810
Development	−	−
	5,440	8,810
Kindred at Home:
Home health:
Routine	2,391	252
Development	−	−
	2,391	252
Hospice:
Routine	671	37
Development	−	−
	671	37
Kindred Rehabilitation Services:
Kindred Hospital Rehabilitation Services:
Routine	301	247
Development	4,246	21
	4,547	268
RehabCare:
Routine	175	470
Development	−	−
	175	470
Nursing center division:
Routine	3,166	5,066
Development	4,072	5,767
	7,238	10,833
Support center:
Routine:
Information systems	5,815	5,548
Other	147	339
Development	1,701	−
	7,663	5,887
Totals:
Routine	18,106	20,769
Development	10,019	5,788
	$28,125	$26,557

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 7 – BUSINESS SEGMENT DATA (Continued)

	March 31, 2016	December 31, 2015
Assets at end of period:
Hospital division	$1,667,125	$1,633,801
Kindred at Home:
Home health	1,458,419	1,435,176
Hospice	942,884	922,710
	2,401,303	2,357,886
Kindred Rehabilitation Services:
Kindred Hospital Rehabilitation Services	807,706	802,686
RehabCare	335,542	347,738
	1,143,248	1,150,424
Nursing center division	493,863	494,066
Support center	905,765	879,046
	$6,611,304	$6,515,223
Goodwill:
Hospital division	$628,519	$628,519
Kindred at Home:
Home health	908,119	905,989
Hospice	646,761	639,006
	1,554,880	1,544,995
Kindred Rehabilitation Services:
Kindred Hospital Rehabilitation Services	499,953	496,296
RehabCare	–	−
	499,953	496,296
	$2,683,352	$2,669,810

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

The provision for loss for insurance risks, including the cost of coverage maintained with unaffiliated commercial insurance carriers, follows (in thousands):

	Three months ended March 31,
	2016	2015
Professional liability:
Continuing operations	$21,285	$16,824
Discontinued operations	85	74
Workers compensation:
Continuing operations	$16,915	$14,590
Discontinued operations	195	409

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 8 – INSURANCE RISKS (Continued)

A summary of the assets and liabilities related to insurance risks included in the accompanying unaudited condensed consolidated balance sheet follows (in thousands):

	March 31, 2016			December 31, 2015
	Professional liability	Workers compensation	Total	Professional liability	Workers compensation	Total
Assets:
Current:
Insurance subsidiary investments	$63,208	$45,664	$108,872	$61,889	$44,749	$106,638
Reinsurance and other recoverables	5,717	994	6,711	9,282	1,020	10,302
Other	–	50	50	–	100	100
	68,925	46,708	115,633	71,171	45,869	117,040
Non-current:
Insurance subsidiary investments	88,727	106,051	194,778	82,207	122,291	204,498
Reinsurance and other recoverables	91,922	88,102	180,024	90,387	86,943	177,330
Deposits	4,222	31,824	36,046	3,980	4,337	8,317
Other	–	38	38	–	38	38
	184,871	226,015	410,886	176,574	213,609	390,183
	$253,796	$272,723	$526,519	$247,745	$259,478	$507,223
Liabilities:
Allowance for insurance risks:
Current	$65,418	$49,699	$115,117	$64,099	$48,770	$112,869
Non-current	271,974	208,919	480,893	263,273	206,079	469,352
	$337,392	$258,618	$596,010	$327,372	$254,849	$582,221

Provisions for loss for professional liability risks retained by the Company’s limited purpose insurance subsidiary have been discounted based upon actuarial estimates of claim payment patterns using a discount rate of 1%. The discount rate is based upon the risk-free interest rate for the respective year. Amounts equal to the discounted loss provision are funded annually. The Company does not fund the portion of professional liability risks related to estimated claims that have been incurred but not reported. Accordingly, these liabilities are not discounted. If the Company did not discount any of the allowances for professional liability risks, these balances would have approximated $339.9 million at March 31, 2016 and $329.9 million at December 31, 2015.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 9 – INSURANCE SUBSIDIARY INVESTMENTS (Continued)

The cost for equities, amortized cost for debt securities and estimated fair value of the Company’s insurance subsidiary investments follows (in thousands):

	March 31, 2016				December 31, 2015
	Cost	Unrealized gains	Unrealized losses	Fair value	Cost	Unrealized gains	Unrealized losses	Fair value
Cash and cash equivalents (a)	$176,071	$–	$–	$176,071	$186,029	$–	$–	$186,029
Debt securities:
Corporate bonds	56,358	90	(9)	56,439	46,940	5	(122)	46,823
Debt securities issued by U.S. government agencies	18,858	47	–	18,905	22,497	–	(43)	22,454
U.S. Treasury notes	28,976	35	–	29,011	33,386	–	(55)	33,331
	104,192	172	(9)	104,355	102,823	5	(220)	102,608
Equities by industry:
Consumer	2,465	220	(11)	2,674	2,271	182	(36)	2,417
Healthcare	2,115	71	(99)	2,087	1,896	116	(37)	1,975
Industrials	2,046	119	(153)	2,012	1,994	86	(157)	1,923
Financial services	2,029	68	(102)	1,995	1,854	55	(81)	1,828
Technology	1,798	124	(13)	1,909	1,533	66	(98)	1,501
Energy	1,015	42	(6)	1,051	1,015	–	(15)	1,000
Other	4,055	111	(166)	4,000	3,849	26	(268)	3,607
	15,523	755	(550)	15,728	14,412	531	(692)	14,251
Certificates of deposit	7,497	1	(2)	7,496	8,250	–	(2)	8,248
	$303,283	$928	$(561)	$303,650	$311,514	$536	$(914)	$311,136

(a)	Includes $14.1 million and $29.6 million of money market funds at March 31, 2016 and December 31, 2015, respectively.

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

The Company considered the severity and duration of its unrealized losses at March 31, 2016 and recognized pretax other-than-temporary-impairments of $0.2 million for various investments held in its insurance subsidiary investment portfolio. These investments were determined to be impaired after considering the duration of the declines in values and the likelihood of near term price recovery of each investment. Because the Company considered the remaining unrealized losses at March 31, 2016 to be temporary, the Company did not record any additional impairment losses related to these investments. The Company considered the severity and duration of its unrealized losses at March 31, 2015 for various investments held in its insurance subsidiary investment portfolio and determined that these unrealized losses were temporary and did not record any impairment losses related to these investments.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 10 – LONG-TERM DEBT

Credit Facilities Amendments

On March 10, 2015, the Company entered into an incremental amendment agreement, which provided for an incremental term loan in an aggregate principal amount of $200 million under its Term Loan Facility. The Company used the net proceeds of the incremental term loan to repay outstanding borrowings under its ABL Facility. The incremental term loan was issued with 50 basis points of original issue discount (“OID”) and has the same terms as, and is fungible with, all other term loans outstanding under the Company’s Term Loan Facility.

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

On January 30, 2015, following the receipt of sufficient consents to approve the proposed amendments (the “Amendments”), the Company, the 2022 Guarantors and Wells Fargo Bank, National Association, as trustee, entered into the first supplemental indenture (the “2022 Notes Supplemental Indenture”) to the 2022 Indenture. The 2022 Notes Supplemental Indenture conforms certain covenants, definitions and other terms in the 2022 Indenture to the covenants, definitions and terms contained in the indentures governing the Notes (as defined in Note 13). The Amendments became operative following the consummation of the Gentiva Merger.

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

Legal and regulatory proceedings – The Company is a party to various legal actions and regulatory and other governmental and internal audits and investigations in the ordinary course of business (including investigations resulting from the Company’s obligation to self-report suspected violations of law). The Company cannot predict the ultimate outcome of pending litigation and regulatory and other governmental and internal audits and investigations. The U.S. Department of Justice (the “DOJ”), the Centers for Medicare and Medicaid Services (“CMS”) or other federal and state enforcement and regulatory agencies may conduct additional investigations related to the Company’s businesses in the future. These matters could potentially subject the Company to sanctions, damages, recoupments, fines and other penalties (some of which may not be covered by insurance), which may, either individually or in the aggregate, have a material adverse effect on the Company’s business, financial position, results of operations, and liquidity. See Note 14.

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
March 31, 2016:
Recurring:
Assets:
Available-for-sale debt securities:
Corporate bonds	$–	$56,439	$–	$56,439	$–
Debt securities issued by U.S. government agencies	–	18,905	–	18,905	–
U.S. Treasury notes	29,011	–	–	29,011	–
	29,011	75,344	–	104,355	–
Available-for-sale equity securities	15,728	–	–	15,728	–
Money market funds	15,788	–	–	15,788	–
Certificates of deposit	–	7,496	–	7,496	–
Total available-for-sale investments	60,527	82,840	–	143,367	–
Deposits held in money market funds	99	4,122	–	4,221	–
	$60,626	$86,962	$–	$147,588	$–
Liabilities:
Contingent consideration liability	$–	$–	$(4,766)	$(4,766)	$–
Interest rate swaps	–	(10,569)	–	(10,569)	–
	$–	$(10,569)	$(4,766)	$(15,335)	$–
Non-recurring:
Assets:
Property and equipment	$–	$–	$21,084	$21,084	$(7,788)
Liabilities	$–	$–	$–	$–	$–
December 31, 2015:
Recurring:
Assets:
Available-for-sale debt securities:
Corporate bonds	$–	$46,823	$–	$46,823	$–
Debt securities issued by U.S. government agencies	–	22,454	–	22,454	–
U.S. Treasury notes	33,331	–	–	33,331	–
	33,331	69,277	–	102,608	–
Available-for-sale equity securities	14,251	–	–	14,251	–
Money market funds	31,429	–	–	31,429	–
Certificates of deposit	–	8,248	–	8,248	–
Total available-for-sale investments	79,011	77,525	–	156,536	–
Deposits held in money market funds	100	3,880	–	3,980	–
	$79,111	$81,405	$–	$160,516	$–
Liabilities:
Contingent consideration liability	$–	$–	$(6,437)	$(6,437)	$–
Interest rate swaps	–	(4,472)	–	(4,472)	–
	$–	$(4,472)	$(6,437)	$(10,909)	$–
Non-recurring:
Assets:
Intangible assets – trade names	$–	$–	$98,774	$98,774	$(24,757)
Liabilities	$–	$–	$–	$–	$–

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 12 – FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)

Recurring measurements

The Company’s available-for-sale investments held by its limited purpose insurance subsidiaries consist of debt securities, equities, money market funds and certificates of deposit. These available-for-sale investments and the insurance subsidiaries’ cash and cash equivalents of $162.0 million as of March 31, 2016 and $156.4 million as of December 31, 2015, classified as insurance subsidiary investments, are maintained for the payment of claims and expenses related to professional liability and workers compensation risks.

The Company also has available-for-sale investments totaling $1.7 million as of March 31, 2016 and $1.8 million as of December 31, 2015 related to a deferred compensation plan that is maintained for certain of the Company’s current and former employees.

The fair value of actively traded debt and equity securities and money market funds is based upon quoted market prices and is generally classified as Level 1. The fair value of inactively traded debt securities and certificates of deposit is based upon either quoted market prices of similar securities or observable inputs such as interest rates using either a market or income valuation approach and is generally classified as Level 2. The Company’s investment advisors obtain and review pricing for each security. The Company is responsible for the determination of fair value and as such the Company reviews the pricing information from its advisors in determining reasonable estimates of fair value. Based upon the Company’s internal review procedures, there were no adjustments to the prices during the three months ended March 31, 2016 or March 31, 2015.

The Company’s deposits held in money market funds consist primarily of cash and cash equivalents held for the Company’s insurance programs and for general corporate purposes.

The Company acquired a contingent consideration liability in the Gentiva Merger from a prior acquisition by Gentiva with an initial estimated fair value of $7.9 million. The fair value is determined using a discounted cash flow approach utilizing Level 2 and Level 3 inputs which includes observable market discount rates, fixed payment schedules, and assumptions based on achieving certain predefined performance criteria. As of March 31, 2016, the fair value of the Level 2 and 3 contingent consideration liability was $4.8 million. The change in fair value in the first quarter of 2016 consists of $1.7 million in fixed payments and $0.1 million in accrued interest included in interest expense in the accompanying unaudited condensed consolidated statement of operations. A one percent change in the discount rate used to calculate the accretion of the present value of the contingent consideration liability would have an impact on the fair value of approximately $0.1 million.

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

	March 31, 2016		December 31, 2015
(In thousands)	Carrying value	Fair value	Carrying value	Fair value
Cash and cash equivalents	$105,082	$105,082	$98,758	$98,758
Insurance subsidiary investments	303,650	303,650	311,136	311,136
Long-term debt, including amounts due within one year (excluding capital lease obligations totaling $0.8 million at both March 31, 2016 and December 31, 2015)	3,382,903	3,269,656	3,157,094	2,978,890

Non-recurring measurements

During the first quarter of 2016, the Company recorded asset impairment charges of $7.8 million related to the planned sale of 12 LTAC hospitals. These charges reflect the amount by which the carrying value of certain property and equipment exceeded its estimated fair value. The fair value of property and equipment was measured using Level 3 inputs, primarily replacement costs. See Note 15.

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

NOTE 13 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The accompanying condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X, Rule 3-10, “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered.” The Company’s $750 million aggregate principal amount of 8.00% Senior Notes due 2020 (the “Notes due 2020”), Notes due 2022 and $600 million aggregate principal amount of 8.75% Senior Notes due 2023 (the “Notes due 2023”) (the Notes due 2020 and the Notes due 2023 are collectively referred to as the “Notes”) are all fully and unconditionally guaranteed by substantially all of the Company’s domestic 100% owned subsidiaries. The equity method has been used with respect to the parent company’s investment in subsidiaries.

The following unaudited condensed consolidating financial data present the financial position of the parent company/issuer, the guarantor subsidiaries and the non-guarantor subsidiaries as of March 31, 2016 and December 31, 2015, and the respective results of operations and cash flows for the three months ended March 31, 2016 and March 31, 2015.

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)

	Three months ended March 31, 2016
(In thousands)	Parent company/ issuer	Guarantor subsidiaries	Non-guarantor subsidiaries	Consolidating and eliminating adjustments	Consolidated
Revenues	$–	$1,606,573	$256,927	$(25,529)	$1,837,971
Salaries, wages and benefits	–	865,505	60,709	–	926,214
Supplies	–	86,342	13,074	–	99,416
Rent	–	77,141	20,627	–	97,768
Other operating expenses	–	187,840	26,861	−	214,701
General and administrative expenses	−	278,261	102,795	(25,529)	355,527
Other (income) expense	–	166	(1,118)	–	(952)
Litigation contingency expense	−	1,910	−	−	1,910
Impairment charges	−	7,788	−	−	7,788
Depreciation and amortization	–	37,995	2,686	–	40,681
Management fees	–	(2,367)	2,367	–	–
Intercompany interest (income) expense from affiliates	(55,699)	43,838	11,861	–	–
Interest expense	57,460	10	29	–	57,499
Investment income	–	(104)	(150)	–	(254)
Equity in net income of consolidating affiliates	(14,069)	–	–	14,069	–
	(12,308)	1,584,325	239,741	(11,460)	1,800,298
Income from continuing operations before income taxes	12,308	22,248	17,186	(14,069)	37,673
Provision (benefit) for income taxes	(693)	12,091	438	–	11,836
Income from continuing operations	13,001	10,157	16,748	(14,069)	25,837
Discontinued operations, net of income taxes:
Income (loss) from operations	–	(618)	36	–	(582)
Gain on divestiture of operations	–	262	–	–	262
Income (loss) from discontinued operations	–	(356)	36		(320)
Net income	13,001	9,801	16,784	(14,069)	25,517
Earnings attributable to noncontrolling interests:
Continuing operations	–	–	(12,514)	–	(12,514)
Discontinued operations	–	–	(2)	–	(2)
	–	–	(12,516)	–	(12,516)
Income attributable to Kindred	$13,001	$9,801	$4,268	$(14,069)	$13,001
Comprehensive income	$10,179	$9,801	$17,268	$(14,553)	$22,695
Comprehensive income attributable to Kindred	$10,179	$9,801	$4,752	$(14,553)	$10,179

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

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 13 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Condensed Consolidating Balance Sheet

	As of March 31, 2016
(In thousands)	Parent company/ issuer	Guarantor subsidiaries	Non-guarantor subsidiaries	Consolidating and eliminating adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$–	$29,735	$75,347	$–	$105,082
Insurance subsidiary investments	–	–	108,872	–	108,872
Accounts receivable, net	–	1,092,822	167,683	–	1,260,505
Inventories	–	23,268	4,788	–	28,056
Income taxes	–	10,459	824	–	11,283
Other	–	58,556	7,437	–	65,993
	–	1,214,840	364,951	–	1,579,791
Property and equipment, net	–	898,589	60,618	–	959,207
Goodwill	–	2,111,609	571,743	–	2,683,352
Intangible assets, net	–	726,263	46,974	–	773,237
Assets held for sale	–	298	–	–	298
Insurance subsidiary investments	–	–	194,778	–	194,778
Intercompany	4,950,287	–	–	(4,950,287)	–
Deferred tax assets	–	92,165	8,148	–	100,313
Other	55,034	121,466	143,828	–	320,328
	$5,005,321	$5,165,230	$1,391,040	$(4,950,287)	$6,611,304
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$–	$90,391	$86,272	$–	$176,663
Salaries, wages and other compensation	–	364,617	59,441	–	424,058
Due to third party payors	–	32,785	–	–	32,785
Professional liability risks	–	4,813	60,605	–	65,418
Other accrued liabilities	60,720	165,076	16,366	–	242,162
Long-term debt due within one year	23,524	–	1,856	–	25,380
	84,244	657,682	224,540	–	966,466
Long-term debt	3,357,303	−	994	–	3,358,297
Intercompany/deficiency in earnings of consolidated subsidiaries	62,430	4,332,520	617,767	(5,012,717)	–
Professional liability risks	–	66,476	205,498	–	271,974
Deferred credits and other liabilities	–	176,492	129,327	–	305,819
Commitments and contingencies
Equity (deficit):
Stockholders’ equity (deficit)	1,501,344	(67,940)	5,510	62,430	1,501,344
Noncontrolling interests	–	–	207,404	–	207,404
	1,501,344	(67,940)	212,914	62,430	1,708,748
	$5,005,321	$5,165,230	$1,391,040	$(4,950,287)	$6,611,304

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 13 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Condensed Consolidating Balance Sheet (Continued)

	As of December 31, 2015
(In thousands)	Parent company/ issuer	Guarantor subsidiaries	Non-guarantor subsidiaries	Consolidating and eliminating adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$–	$18,232	$80,526	$–	$98,758
Insurance subsidiary investments	–	–	106,638	–	106,638
Accounts receivable, net	–	1,039,761	155,107	–	1,194,868
Inventories	–	23,125	4,666	–	27,791
Income taxes	–	10,913	877	–	11,790
Other	–	53,648	7,406	–	61,054
	–	1,145,679	355,220	–	1,500,899
Property and equipment, net	–	911,611	60,385	–	971,996
Goodwill	–	2,098,812	570,998	–	2,669,810
Intangible assets, net	–	707,792	47,863	–	755,655
Assets held for sale	–	613	–	–	613
Insurance subsidiary investments	–	–	204,498	–	204,498
Intercompany	4,749,257	–	–	(4,749,257)	–
Deferred tax assets	–	95,721	8,409	–	104,130
Acquisition deposit	–	18,489	–	–	18,489
Other	58,276	116,079	114,778	–	289,133
	$4,807,533	$5,094,796	$1,362,151	$(4,749,257)	$6,515,223
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$–	$106,253	$80,808	$–	$187,061
Salaries, wages and other compensation	–	348,548	56,377	–	404,925
Due to third party payors	–	36,251	–	–	36,251
Professional liability risks	–	4,813	59,286	–	64,099
Other accrued liabilities	75,134	297,608	21,504	–	394,246
Long-term debt due within one year	23,524	–	1,106	–	24,630
	98,658	793,473	219,081	–	1,111,212
Long-term debt	3,132,038	–	1,274	–	3,133,312
Intercompany/deficiency in earnings of consolidated subsidiaries	76,983	4,142,653	606,604	(4,826,240)	–
Professional liability risks	–	61,472	201,801	–	263,273
Deferred credits and other liabilities	–	175,173	126,206	–	301,379
Commitments and contingencies
Equity (deficit):
Stockholders’ equity (deficit)	1,499,854	(77,975)	992	76,983	1,499,854
Noncontrolling interests	–	–	206,193	–	206,193
	1,499,854	(77,975)	207,185	76,983	1,706,047
	$4,807,533	$5,094,796	$1,362,151	$(4,749,257)	$6,515,223

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 13 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Condensed Consolidating Statement of Cash Flows

	Three months ended March 31, 2016
(In thousands)	Parent company/ issuer	Guarantor subsidiaries	Non-guarantor subsidiaries	Consolidating and eliminating adjustments	Consolidated
Net cash used in operating activities	$(17,717)	$(104,476)	$(10,869)	$–	$(133,062)
Cash flows from investing activities:
Routine capital expenditures	–	(16,766)	(1,340)	–	(18,106)
Development capital expenditures	–	(5,773)	(4,246)	–	(10,019)
Acquisitions, net of cash acquired	–	(26,339)	–	–	(26,339)
Acquisition deposits	–	18,489	–	–	18,489
Sale of assets	–	1,081	–	–	1,081
Purchase of insurance subsidiary investments	–	–	(32,841)	–	(32,841)
Sale of insurance subsidiary investments	–	–	30,890	–	30,890
Net change in insurance subsidiary cash and cash equivalents	–	–	9,958	–	9,958
Net change in other investments	–	(34,594)	613	–	(33,981)
Other	–	(1,919)	–	–	(1,919)
Net cash provided by (used in) investing activities	–	(65,821)	3,034	–	(62,787)
Cash flows from financing activities:
Proceeds from borrowings under revolving credit	533,700	–	–	–	533,700
Repayment of borrowings under revolving credit	(303,100)	–	–	–	(303,100)
Proceeds from other long-term debt	–	–	750	–	750
Repayment of term loan	(3,003)	–	–	–	(3,003)
Repayment of other long-term debt	–	–	(280)	–	(280)
Payment of deferred financing costs	(151)	–	–	–	(151)
Payment of dividend for Mandatory Redeemable Preferred Stock	(2,801)	–	–	–	(2,801)
Dividends paid	(10,068)	–	–	–	(10,068)
Contributions made by noncontrolling interests	–	–	4,368	–	4,368
Distributions to noncontrolling interests	–	–	(16,315)	–	(16,315)
Purchase of noncontrolling interests	–	–	(1,000)	–	(1,000)
Other	–	73	–	–	73
Net change in intercompany accounts	(196,860)	181,727	15,133	–	–
Net cash provided by (used in) financing activities	17,717	181,800	2,656	–	202,173
Change in cash and cash equivalents	–	11,503	(5,179)	–	6,324
Cash and cash equivalents at beginning of period	–	18,232	80,526	–	98,758
Cash and cash equivalents at end of period	$–	$29,735	$75,347	$–	$105,082

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 13 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Condensed Consolidating Statement of Cash Flows (Continued)

	Three months ended March 31, 2015
(In thousands)	Parent company/ issuer	Guarantor subsidiaries	Non-guarantor subsidiaries	Consolidating and eliminating adjustments	Consolidated
Net cash provided by (used in) operating activities	$6,307	$(157,588)	$11,679	$–	$(139,602)
Cash flows from investing activities:
Routine capital expenditures	–	(19,365)	(1,404)	–	(20,769)
Development capital expenditures	–	(5,788)	–	–	(5,788)
Acquisitions, net of cash acquired	–	(501,611)	(157,460)	–	(659,071)
Acquisition deposit	–	195,000	–	–	195,000
Sale of assets	–	948	–	–	948
Proceeds from senior unsecured notes offering held in escrow	–	–	1,350,000	–	1,350,000
Interest in escrow for senior unsecured notes	–	–	23,438	–	23,438
Purchase of insurance subsidiary investments	–	–	(25,918)	–	(25,918)
Sale of insurance subsidiary investments	–	–	22,029	–	22,029
Net change in insurance subsidiary cash and cash equivalents	–	–	(558)	–	(558)
Change in other investments	–	24	–	–	24
Other	–	5	–	–	5
Net cash provided by (used in) investing activities	–	(330,787)	1,210,127	–	879,340
Cash flows from financing activities:
Proceeds from borrowings under revolving credit	807,450	–	–	–	807,450
Repayment of borrowings under revolving credit	(610,050)	–	–	–	(610,050)
Proceeds from issuance of term loan, net of discount	199,000	–	–	–	199,000
Proceeds from issuance of senior unsecured notes due 2020 and 2023	1,350,000	–	(1,350,000)	–	–
Repayment of Gentiva debt	–	(1,177,363)	–	–	(1,177,363)
Repayment of other long-term debt	–	–	(441)	–	(441)
Payment of deferred financing costs	(2,538)	–	–	–	(2,538)
Issuance of common stock in connection with employee benefit plans	66	–	–	–	66
Payment of costs associated with issuance of common stock and tangible equity units	(915)	–	–	–	(915)
Payment of dividend for Mandatory Redeemable Preferred Stock	(2,778)	–	–	–	(2,778)
Dividends paid	(9,975)	–	–	–	(9,975)
Distributions to noncontrolling interests	–	–	(11,019)	–	(11,019)
Other	–	1,162	–	–	1,162
Net change in intercompany accounts	(1,736,567)	1,579,728	156,839	–	–
Net cash provided by (used in) financing activities	(6,307)	403,527	(1,204,621)	–	(807,401)
Change in cash and cash equivalents	–	(84,848)	17,185	–	(67,663)
Cash and cash equivalents at beginning of period	–	129,408	34,780	–	164,188
Cash and cash equivalents at end of period	$–	$44,560	$51,965	$–	$96,525

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 14 – LEGAL AND REGULATORY PROCEEDINGS

The Company provides services in a highly regulated industry and is subject to various legal actions and regulatory and other governmental and internal audits and investigations in the ordinary course of business (including investigations resulting from the Company’s obligation to self-report suspected violations of law). These matters could (1) require the Company to pay substantial damages, fines, penalties or amounts in judgments or settlements, which individually or in the aggregate could exceed amounts, if any, that may be recovered under the Company’s insurance policies where coverage applies and is available; (2) cause the Company to incur substantial expenses; (3) require significant time and attention from the Company’s management; (4) subject the Company to sanctions, including possible exclusions from the Medicare and Medicaid programs; and (5) cause the Company to close or sell one or more facilities or otherwise modify the way the Company conducts business. The ultimate resolution of these matters, whether as a result of litigation or settlement, could have a material adverse effect on the Company’s business, financial position, results of operations, and liquidity.

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

Medicare and Medicaid payment reviews, audits and investigations—As a result of the Company’s participation in the Medicare and Medicaid programs, the Company faces and is currently subject to various governmental and internal reviews, audits and investigations to verify the Company’s compliance with these programs and applicable laws and regulations. The Company is routinely subject to audits under various government programs, such as the CMS Recovery Audit Contractor program, in which third party firms engaged by CMS conduct extensive reviews of claims data and medical and other records to identify potential improper payments to healthcare providers under the Medicare program. In addition, the Company, like other healthcare providers, is subject to ongoing investigations by the U.S. Department of Health and Human Services Office of Inspector General (the “OIG”), the DOJ and state attorneys general into the billing of services provided to Medicare and Medicaid patients, including whether such services were properly documented and billed, whether services provided were medically necessary and general compliance with conditions of participation in the Medicare and Medicaid programs. Private pay sources such as third party insurance and managed care entities also often reserve the right to conduct audits. The Company’s costs to respond to and defend any such reviews, audits and investigations are significant and are likely to increase in the current enforcement environment. These audits and investigations may require the Company to refund or retroactively adjust amounts that have been paid under the relevant government program or by other payors. Further, an adverse review, audit or investigation also could result in other adverse consequences, particularly if the underlying conduct is found to be pervasive or systemic. These consequences include (1) state or federal agencies imposing fines, penalties and other sanctions on the Company; (2) loss of the Company’s right to participate in the Medicare or Medicaid programs or one or more third party payor networks; (3) indemnity claims asserted by customers and others for which the Company provides services; and (4) damage to the Company’s reputation in various markets, which could adversely affect the Company’s ability to attract patients, residents and employees.

On January 12, 2016, the Company entered into a settlement agreement (the “Settlement Agreement”) with the United States of America, acting through the DOJ and on behalf of the OIG (the “United States”), to resolve the pending DOJ investigation concerning the operations of RehabCare Group, Inc. and its subsidiaries (“RehabCare”), a therapy services company acquired by the Company on June 1, 2011. The DOJ asserted, among other things, that rehabilitation therapy services provided to patients in skilled nursing centers were not delivered or billed in accordance with Medicare requirements (including possible violations of the federal False Claims Act), and that there may have been questionable financial arrangements between RehabCare and a vendor and certain skilled nursing facility customers (including possible violations of the federal Anti-Kickback Statute) (collectively, the “Covered Conduct”).

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

Under the Settlement Agreement, the United States released the Company from any civil or administrative monetary liability arising from the Covered Conduct. Additionally, under the Settlement Agreement, the United States and the relators agreed to dismiss the civil action filed by the relators under the qui tam provisions of the federal False Claims Act, and the OIG, conditioned upon the Company’s full payment of the Settlement Payment and in consideration of the Company’s obligations under the RehabCare CIA (as defined below), released its permissive exclusion rights and refrained from instituting any administrative action seeking to exclude the Company or its subsidiaries from participating in Medicare, Medicaid or other Federal healthcare programs as a result of the Covered Conduct.

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

In connection with the Settlement Agreement, RehabCare has received requests for indemnification from some of its current and former customers related to alleged damages stemming from payments made by these customers to the DOJ and the related legal and other costs. At this time, the Company has recorded an estimated aggregate loss contingency reserve of $6.2 million for these matters. No estimate of the possible loss in excess of the amount accrued can be made regarding these matters at this time. There is no certainty about the timing or likelihood of any definitive resolutions relating to these indemnification claims. The Company disputes the allegations in these indemnification claims and will defend these and any related claims vigorously.

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

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 14 – LEGAL AND REGULATORY PROCEEDINGS (Continued)

Employment-related lawsuits—The Company’s operations are subject to a variety of federal and state employment-related laws and regulations, including but not limited to the U.S. Fair Labor Standards Act (“FLSA”), Equal Employment Opportunity laws, and enforcement policies of the Equal Employment Opportunity Commission, the Office of Civil Rights and state attorneys general, federal and state wage and hour laws, and a variety of laws enacted by the federal and state governments that govern these and other employment-related matters. Accordingly, the Company is currently subject to employee-related claims, class action and other lawsuits and proceedings in connection with the Company’s operations, including but not limited to those related to alleged wrongful discharge, illegal discrimination, and violations of equal employment and federal and state wage and hour laws. Because labor represents such a large portion of the Company’s operating costs, noncompliance with these evolving federal and state laws and regulations could subject the Company to significant back pay awards, fines, and additional lawsuits and proceedings. These claims, lawsuits, and proceedings are in various stages of adjudication or investigation and involve a wide variety of claims and potential outcomes.

As a result of the decertification of a wage and hour class action lawsuit (Rindfleisch v. Gentiva), single-plaintiff lawsuits with identical claims have been filed against the Company. Including Rindfleisch, which has four plaintiffs, there are 154 lawsuits pending in federal district court for the Northern District of Georgia. These lawsuits pertain to a compensation plan that paid Gentiva’s home health employees on both a per visit and an hourly basis, thereby allegedly voiding their FLSA exempt status and entitling them to overtime pay. The plaintiffs in these lawsuits are seeking attorneys’ fees and costs, back wages, and liquidated damages as allowed under the FLSA. The Company recorded an estimated loss contingency reserve of $5.5 million related to these matters. At this time, no estimate of the possible loss or range of loss in excess of the amount accrued can be made regarding these lawsuits. The Company disputes the allegations made in these lawsuits and will defend these and any related claims vigorously.

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

Shareholder actions—The Company is also subject to lawsuits and other shareholder actions brought from time to time.

On March 16, 2016, a shareholder derivative action (the “Complaint”) was filed against certain of the Company’s current and former officers and directors in circuit court for Jefferson County, Kentucky. The Complaint also names the Company as a nominal defendant. The Complaint alleges that the named current and former officers and directors of the Company breached their respective duties of good faith, loyalty and candor, and other general fiduciary duties owed to the Company and its shareholders by, among other things, failing to exercise reasonable and prudent supervision over the management, polices and controls of the Company in order to detect practices that existed at RehabCare resulting in the Company having to enter into two separate settlement agreements with the DOJ. The Company disputes the allegations made in the Complaint and will defend this action and any related claims vigorously.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 14 – LEGAL AND REGULATORY PROCEEDINGS (Continued)

Ordinary course matters—In addition to the matters described above, the Company is subject to investigations, claims, and lawsuits in the ordinary course of business, including investigations resulting from the Company’s obligation to self-report suspected violations of law and professional liability claims, particularly in our hospital and nursing center operations. In many of these claims, plaintiffs’ attorneys are seeking significant fines and compensatory and punitive damages in addition to attorneys’ fees. The Company maintains professional and general liability insurance in amounts and coverage that management believes are sufficient for the Company’s operations. However, the Company’s insurance may not cover all claims against the Company or the full extent of the Company’s liability.

NOTE 15 – SUBSEQUENT EVENTS

On April 3, 2016, the Company entered into a definitive agreement to sell 12 LTAC hospitals (the “Hospitals”) to Curahealth, LLC (“Curahealth”), an affiliate of a private investment firm sponsored by Nautic Partners, LLC, for $27.5 million. The Hospitals have, in aggregate, 783 licensed beds in Arizona, Louisiana, Massachusetts, Oklahoma, Pennsylvania, and Tennessee.

In connection with the sale of the Hospitals, the Company entered into amendments to certain of its master lease agreements with Ventas on April 3, 2016 to transition the operations of seven of the Hospitals which are leased from Ventas (the “Leased Hospitals”). Six of the Leased Hospitals are leased under master lease agreement No. 5 and one is leased under master lease agreement No. 1. The Leased Hospitals will remain leased under the applicable master lease agreement until the closing of the sale to Curahealth. The Company paid a fee to Ventas of $3.5 million upon signing of the amendments and will pay an additional $2.958 million upon the closing of the sale of the Leased Hospitals. Ventas will pay the Company 50% of the sales proceeds for the real estate (after deduction of Ventas’s closing costs) attributed to the Leased Hospitals in the sale, which is anticipated to be immaterial.

Under separate lease amendments, the annual rent on the Leased Hospitals, which have current annual rent of $7.7 million, will immediately be reallocated to the remaining facilities the Company leases from Ventas under the various master lease agreements. As required under GAAP, the reallocated rents will be recorded as a lease termination fee by the Company upon the cease use date of the Leased Hospitals. Total annual payments on Ventas’s post-acute care portfolio operated by the Company will remain the same as its current level.

If the sale of the Leased Hospitals to Curahealth does not close by July 31, 2016, the Company will be permitted to cease operating the Leased Hospitals, but these Leased Hospitals will otherwise remain subject to the applicable master lease agreement until their scheduled expiration dates. If such sale to Curahealth does not occur, the Company and Ventas will continue to attempt to identify a purchaser for the Leased Hospitals, and share the net proceeds of any such sale.

In connection with these transactions, the Company estimates that it will incur a one-time pretax lease termination fee of approximately $54 million comprised of the $6.5 million of fees paid to Ventas in conjunction with execution of the amendments and approximately $47 million of aggregate reallocated rents attributable to the Leased Hospitals, which will be recorded upon the cease use date of the Leased Hospitals. The lease termination fee will be recorded as a long-term liability discounted at the Company’s credit-adjusted risk-free rate through the end of the original lease term of the Leased Hospitals, or through 2025. The Company does not expect any additional lease termination fees related to the transactions.

The Company estimates that it will recognize a non-cash pretax impairment charge to property and equipment of approximately $25 million to $30 million, of which $7.8 million was recorded during the first quarter of 2016. In addition, the Company estimates that it will recognize a pretax loss on disposal of $20 million to $25 million which includes a non-cash pretax write-off of both goodwill and other intangible assets of $12 million to $17 million allocable to the Hospitals.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Cautionary Statement

This Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). These forward-looking statements include, but are not limited to, statements regarding the Company’s expected future financial position, results of operations, cash flows, dividends, financing plans, business strategy, budgets, capital expenditures, competitive positions, growth opportunities, plans and objectives of management, government investigations, regulatory matters, and statements containing words such as “anticipate,” “approximate,” “believe,” “plan,” “estimate,” “expect,” “project,” “could,” “would,” “should,” “will,” “intend,” “may,” “potential,” “upside,” and other similar expressions. Statements in this report concerning the Company’s business outlook or future economic performance, anticipated profitability, revenues, expenses, dividends, or other financial items, and product or services-line growth, and expected outcome of government investigations and other regulatory matters, together with other statements that are not historical facts, are forward-looking statements that are estimates reflecting the best judgment of the Company based upon currently available information.

Such forward-looking statements are inherently uncertain, and stockholders and other potential investors must recognize that actual results may differ materially from the Company’s expectations as a result of a variety of factors, including, without limitation, those discussed below. Such forward-looking statements are based upon management’s current expectations and include known and unknown risks, uncertainties, and other factors, many of which the Company is unable to predict or control, that may cause the Company’s actual results, performance, or plans to differ materially from any future results, performance, or plans expressed or implied by such forward-looking statements. These statements involve risks, uncertainties, and other factors discussed below and detailed from time to time in the Company’s filings with the SEC.

In addition to the factors set forth above, other factors that may affect the Company’s plans, results, or stock price include, without limitation:

●

the impact of healthcare reform, which will initiate significant changes to the United States healthcare system, including potential material changes to the delivery of healthcare services and the reimbursement paid for such services by the government or other third party payors, including reforms resulting from the Patient Protection and Affordable Care Act and the Healthcare Education and Reconciliation Act (collectively, the “ACA”) or future deficit reduction measures adopted at the federal or state level. Healthcare reform is impacting each of the Company’s businesses in some manner. Potential future efforts in the U.S. Congress to repeal, amend, modify, or retract funding for various aspects of the ACA create additional uncertainty about the ultimate impact of the ACA on the Company and the healthcare industry. Due to the substantial regulatory changes that will need to be implemented by CMS and others, and the numerous processes required to implement these reforms, the Company cannot predict which healthcare initiatives will be implemented at the federal or state level, the timing of any such reforms, or the effect such reforms or any other future legislation or regulation will have on the Company’s business, financial position, results of operations, and liquidity,

●

the Company’s ability to adjust to the new patient criteria for LTAC hospitals under the Pathway for SGR Reform Act of 2013 (the “SGR Reform Act”), which will reduce the population of patients eligible for the Company’s hospital services and change the basis upon which the Company is paid,

●

changes in the reimbursement rates or the methods or timing of payment from third party payors, including commercial payors and the Medicare and Medicaid programs, changes arising from and related to the Medicare prospective payment system for LTAC hospitals, including potential changes in the Medicare payment rules, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, and changes in Medicare and Medicaid reimbursement for the Company’s TC hospitals, nursing centers, IRFs and home health and hospice operations, and the expiration of the Medicare Part B therapy cap exception process,

●	the Company’s ability to meet the substantial debt service requirements incurred to finance the Gentiva Merger,
●	the Company’s ability to comply with the terms of Gentiva’s Corporate Integrity Agreement, which the Company became subject to as a result of the Gentiva Merger, as well as the RehabCare CIA,
●

risks and uncertainties related to the Gentiva Merger, including, but not limited to, whether the Gentiva Merger will have the accretive effect on the Company’s earnings or cash flows that it expects, and the inability to obtain, or delays in obtaining, cost savings and synergies from the Gentiva Merger,

●

the impact of the final rules issued by CMS in 2012, which among other things, reduced Medicare reimbursement to the Company’s TC hospitals in 2013 and beyond by imposing a budget neutrality adjustment and modifying the short-stay outlier rules,

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Cautionary Statement (Continued)

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

●	the effects of additional legislative changes and government regulations, interpretation of regulations, and changes in the nature and enforcement of regulations governing the healthcare industry,
●	the ability of the Company’s hospitals, nursing centers, and other healthcare services to adjust to medical necessity reviews,
●

the impact of the Company’s significant level of indebtedness on its funding costs, operating flexibility and ability to fund ongoing operations, development capital expenditures, or other strategic acquisitions with additional borrowings,

●

the Company’s ability to pursue its development activities, including through acquisitions, and successfully integrate new operations, including the realization of anticipated revenues, economies of scale, cost savings, and productivity gains associated with such operations, as and when planned, including the potential impact of unanticipated issues, expenses, and liabilities associated with those activities,

●	the failure of the Company’s facilities to meet applicable licensure and certification requirements,
●	the further consolidation and cost containment efforts of managed care organizations, other third party payors, and conveners,
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
●

the Company’s obligations under various laws to self-report suspected violations of law by the Company to various government agencies (including any associated obligation to refund overpayments to government payors, fines and other sanctions),

●	the Company’s ability to pay a dividend as, when, and if declared by the Board of Directors, in compliance with applicable laws and the Company’s debt and other contractual arrangements,
●	national, regional, and industry-specific economic, financial, business, and political conditions, including their effect on the availability and cost of labor, credit, materials, and other services,
●	increased operating costs due to shortages in qualified nurses, therapists, and other healthcare personnel,
●	the Company’s ability to attract and retain key executives and other healthcare personnel,
●	the Company’s ability to successfully dispose of unprofitable facilities,
●	events or circumstances that could result in the impairment of an asset or other charges,
●	changes in GAAP or practices, and changes in tax accounting or tax laws (or authoritative interpretations relating to any of these matters), and
●	the Company’s ability to maintain an effective system of internal control over financial reporting.

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

The Company is a healthcare services company that through its subsidiaries operates TC hospitals, a home health, hospice and community care business, IRFs, a contract rehabilitation services business, nursing centers and assisted living facilities across the United States. At March 31, 2016, the Company’s hospital division operated 95 TC hospitals (7,089 licensed beds) in 22 states. The Company’s Kindred at Home division primarily provided home health, hospice, and community care services from 618 sites of service in 40 states. The Company’s Kindred Rehabilitation Services division operated 19 IRFs (969 licensed beds) and 104 hospital-based ARUs, and provided rehabilitation services primarily in hospitals and long-term care settings in 46 states. The Company’s nursing center division operated 92 nursing centers (11,815 licensed beds) and seven assisted living facilities (375 licensed beds) in 19 states.

Gentiva merger

On October 9, 2014, the Company entered into the Gentiva Merger Agreement, providing for the Company’s acquisition of Gentiva. On February 2, 2015, the Company consummated the Gentiva Merger, with Gentiva continuing as the surviving company and the Company’s wholly owned subsidiary.

At the effective time of the Gentiva Merger, each share of Gentiva Common Stock issued and outstanding immediately prior to the effective time of the Gentiva Merger (other than shares held by Kindred, Gentiva and any wholly owned subsidiaries (which were cancelled) and shares owned by stockholders who properly exercised and perfected a demand for appraisal rights under Delaware law), including each deferred share unit, were converted into the right to receive (1) the Cash Consideration, without interest, and (2) the Stock Consideration.

Operating results in the first quarter of 2016 included transaction costs totaling $1 million and retention and severance costs totaling $1 million related to the Gentiva Merger. Operating results in the first quarter of 2015 included transaction and integration costs totaling $32 million, retention and severance costs totaling $55 million, a lease termination charge of $1 million and financing costs totaling $23 million related to the Gentiva Merger. See note 2 of the notes to unaudited condensed consolidated financial statements.

Discontinued operations

The Company has completed several strategic divestitures or planned divestitures to improve its future operating results. For accounting purposes, the operating results of these businesses and the gains associated with these transactions were classified as discontinued operations in the accompanying unaudited condensed consolidated statement of operations for all periods presented in accordance with the authoritative guidance in effect through December 31, 2014. Effective January 1, 2015, the authoritative guidance modified the requirements for reporting discontinued operations. A disposal is now required to be reported in discontinued operations only if the disposal represents a strategic shift that has (or will have) a major effect on the Company’s operations and financial results.

Assets held for sale at March 31, 2016 have been measured at the lower of carrying value or estimated fair value less costs of disposal and have been classified as held for sale in the accompanying unaudited condensed consolidated balance sheet.

On December 27, 2014, the Company entered into an agreement with Ventas to transition the operations under the leases for the 2014 Expiring Facilities. Each lease terminates when the operation of such nursing center is transferred to a new operator. Through March 31, 2016, the Company transferred the operations of eight of the 2014 Expiring Facilities. The lease term for eight of the 2014 Expiring Facilities was scheduled to expire on April 30, 2018. The lease term for the ninth of the 2014 Expiring Facilities was scheduled to expire on April 30, 2020. At March 31, 2016, the Company continued to operate the remaining facility and transferred operations on April 1, 2016. For accounting purposes, the 2014 Expiring Facilities qualified as assets held for sale, and the Company reflected the operating results as discontinued operations in the accompanying unaudited condensed consolidated statement of operations for all historical periods. Under the terms of the agreement to transition the operations of the 2014 Expiring Facilities, the Company incurred a $40 million termination fee in exchange for the early termination of the leases, which was paid to Ventas in January 2015.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Critical Accounting Policies

Management’s discussion and analysis of financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires the use of estimates and judgments that affect the reported amounts and related disclosures of commitments and contingencies. The Company relies on historical experience and on various other assumptions that management believes to be reasonable under the circumstances to make judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates.

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

The provision for doubtful accounts totaled $12 million and $9 million in the first quarter of 2016 and 2015, respectively.

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

Provisions for loss for professional liability risks retained by the Company’s limited purpose insurance subsidiary have been discounted based upon actuarial estimates of claim payment patterns using a discount rate of 1%. The discount rate is based upon the risk-free interest rate for the respective year. Amounts equal to the discounted loss provision are funded annually. The Company does not fund the portion of professional liability risks related to estimated claims that have been incurred but not reported. Accordingly, these liabilities are not discounted. The allowance for professional liability risks aggregated $337 million at March 31, 2016 and $327 million at December 31, 2015. If the Company did not discount any of the allowances for professional liability risks, these balances would have approximated $340 million at March 31, 2016 and $330 million at December 31, 2015.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Critical Accounting Policies (Continued)

Allowances for insurance risks (Continued)

Changes in the number of professional liability claims and the cost to settle these claims significantly impact the allowance for professional liability risks. A relatively small variance between the Company’s estimated and actual number of claims or average cost per claim could have a material impact, either favorable or unfavorable, on the adequacy of the allowance for professional liability risks. For example, a 1% variance in the allowance for professional liability risks at March 31, 2016 would impact the Company’s operating income by approximately $3 million.

The provision for professional liability risks (continuing operations), including the cost of coverage maintained with unaffiliated commercial insurance carriers, aggregated $21 million and $17 million in the first quarter of 2016 and 2015, respectively. The increase in the first quarter of 2016 was primarily attributable to an increase in the frequency and severity of claims in the nursing center division.

Provisions for loss for workers compensation risks retained by the Company’s limited purpose insurance subsidiary are not discounted and amounts equal to the loss provision are funded annually. The allowance for workers compensation risks aggregated $259 million at March 31, 2016 and $255 million at December 31, 2015. The provision for workers compensation risks (continuing operations), including the cost of coverage maintained with unaffiliated commercial insurance carriers, aggregated $17 million and $15 million in the first quarter of 2016 and 2015, respectively. Workers compensation cost increased in the first quarter of 2016 compared to the same period in 2015 primarily as a result of the Gentiva Merger.

Accounting for income taxes

The provision (benefit) for income taxes is based upon the Company’s estimate of annual taxable income or loss for each respective accounting period. The Company recognizes an asset or liability for the deferred tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. These temporary differences will result in taxable or deductible amounts in future years when the reported amounts of the assets are recovered or liabilities are settled. The Company also recognizes as deferred tax assets the future tax benefits from net operating losses and capital loss carryforwards.

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

The Company’s effective income tax rate was 31.4% and 17.1% in the first quarter of 2016 and 2015, respectively. The effective income tax rate in the first quarter of 2015 was negatively impacted by having no tax benefit recorded for a $95 million litigation contingency loss reserve as it was not possible to determine the tax deductibility of the contingency. See note 14 of the notes to unaudited condensed consolidated financial statements.

The Company has recognized deferred tax assets to the extent it is more likely than not they will be realized and a valuation allowance is provided for deferred tax assets to the extent that it is uncertain that the deferred tax asset will be realized. The Company recognized net deferred tax assets totaling $100 million and $104 million at March 31, 2016 and December 31, 2015, respectively.

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

Long-lived assets and intangible assets with finite lives (Continued)

nursing rehabilitation services reporting unit, hospital rehabilitation services reporting unit or geographical locations within the Kindred at Home division are considered the lowest level for which there are independent, identifiable cash flows. However, to the extent that groups of facilities are leased under a master lease agreement in which the operations of a facility and compliance with the lease terms are interdependent upon other facilities in the agreement (including the Company’s ability to renew the lease or divest a particular property), the Company defines the group of facilities under a master lease agreement, or a renewal bundle in a master lease, as the lowest level for which there are independent, identifiable cash flows. Accordingly, the estimated cash flows of all facilities within a master lease agreement, or a renewal bundle in a master lease, are aggregated for purposes of evaluating the carrying values of long-lived assets.

The Company’s intangible assets with finite lives, such as customer relationship assets, trade names, leasehold interests and non-compete agreements, are amortized in accordance with the authoritative guidance for goodwill and other intangible assets primarily using the straight-line method over their estimated useful lives ranging from one to 20 years.

During the first quarter of 2016, the Company recorded asset impairment charges of $8 million related to the planned sale of the Hospitals to Curahealth. These charges reflect the amount by which the carrying value of certain property and equipment exceeded its estimated fair value. The fair value of property and equipment was measured using Level 3 inputs, primarily replacement costs.

Goodwill

In accordance with the authoritative guidance for goodwill and other intangible assets, the Company is required to perform an impairment test for goodwill and indefinite-lived intangible assets at least annually or more frequently if adverse events or changes in circumstances indicate that the asset may be impaired. The Company performs its annual goodwill impairment test on October 1 each fiscal year for each of its reporting units.

A reporting unit is either an operating segment or one level below the operating segment, referred to as a component. When the components within the Company’s operating segments have similar economic characteristics, the Company aggregates the components of its operating segments into one reporting unit. Accordingly, the Company has determined that its reporting units are hospitals, home health, hospice, community care, hospital rehabilitation services, inpatient rehabilitation hospitals, RehabCare and nursing centers. The hospital rehabilitation services and inpatient rehabilitation hospitals reporting units are both included in the Kindred Hospital Rehabilitation Services operating segment of the Kindred Rehabilitation Services division. The community care reporting unit is included in the home health operating segment of the Kindred at Home division. The carrying value of goodwill for each of the Company’s reporting units at March 31, 2016 and December 31, 2015 follows (in thousands):

	March 31, 2016	December 31, 2015
Hospitals	$628,519	$628,519
Kindred at Home:
Home health	742,021	739,677
Hospice	646,761	639,006
Community care	166,098	166,312
	1,554,880	1,544,995
Kindred Rehabilitation Services:
Kindred Hospital Rehabilitation Service contracts	173,618	173,618
Inpatient rehabilitation hospitals	326,335	322,678
RehabCare	–	–
	499,953	496,296
Nursing centers	–	–
	$2,683,352	$2,669,810

The goodwill impairment test involves a two-step process. The first step is a comparison of each reporting unit’s fair value to its carrying value. If the carrying value of the reporting unit is greater than its fair value, there is an indication that impairment may exist and the second step must be performed to measure the amount of impairment loss, if any. Based upon the results of the step one impairment test for goodwill for each of the Company’s reporting units at October 1, 2015, no goodwill impairment charges were recorded in connection with the Company’s annual impairment test.

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

The Company has determined that during the three months ended March 31, 2016, there were no events or changes in circumstances since October 1, 2015 requiring an interim impairment test. Although the Company has determined that there were no goodwill or other indefinite-lived intangible asset impairments as of March 31, 2016, adverse changes in the operating environment and related key assumptions used to determine the fair value of the Company’s reporting units and indefinite-lived intangible assets or declines in the value of the Company’s common stock may result in future impairment charges for a portion or all of these assets. Specifically, if the rate of growth of government and commercial revenues earned by the Company’s reporting units were to be less than projected or if healthcare reforms were to negatively impact the Company’s business, an impairment charge of a portion or all of these assets may be required. The Company considered the goodwill impairment indicators related to the planned sale of the Hospitals to Curahealth and determined there was not a triggering event since the Hospitals were not a significant component of the hospital reporting unit and were immaterial to the cash flows of the annual impairment review. See note 15 of the notes to unaudited condensed consolidated financial statements.

An impairment charge could have a material adverse effect on the Company’s business, financial position, and results of operations, but would not be expected to have an impact on the Company’s cash flows or liquidity.

Indefinite-lived intangible assets

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

The annual impairment tests for certain of the Company’s indefinite-lived intangible assets are performed as of May 1 and October 1. No impairment charges were recorded in connection with the annual impairment tests performed at each of the dates in 2015. The Medicare certifications in the Company’s home health, hospice and IRFs reporting units totaling approximately $118 million were within 1% of their fair value at October 1, 2015 after the annual impairment test. The majority of the $118 million Medicare certification value related to the Gentiva Merger and the Centerre Acquisition, which were each appraised during 2015.

During the first quarter of 2015, the Company recorded an asset impairment charge of $7 million related to previously acquired home health and hospice trade names after the decision in the first quarter of 2015 to rebrand to the Kindred at Home trade name. These charges reflect the amount by which the carrying value exceeded its estimated fair value. The fair value of the trade names was measured using Level 3 unobservable inputs, primarily economic obsolescence.

Recently Issued Accounting Requirements

In March 2016, the FASB issued authoritative guidance that requires the tax effects related to share-based payments to be recorded through the income statement at settlement. Under the new guidance, tax benefits in excess of or less than the tax effect of compensation expenses will no longer be recorded in equity for purpose of simplification, which is expected to reduce administrative complexities but could increase the volatility of income tax expense. The new guidance is effective for annual and interim periods beginning after December 15, 2016 and early adoption is permitted. The Company is still assessing this guidance.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Recently Issued Accounting Requirements (Continued)

In March 2016, the FASB finalized its amendments to the guidance in the new revenue standard on assessing whether an entity is a principal or an agent in a revenue transaction. Under the new amendments, the FASB confirmed that a principal in an arrangement controls a good or service before it is transferred to a customer but revised the structure of indicators when an entity is the principal. The amendments have the same effective date and transition requirements as the new revenue standard, which is effective for annual and interim periods beginning on or after December 15, 2017 with early adoption permitted on or after December 15, 2016. The Company is still assessing this guidance.

In March 2016, the FASB issued authoritative guidance that eliminates the requirement to apply the equity method of accounting retrospectively when a reporting entity obtains significant influence over a previously held investment. Under the new guidance, the equity method of accounting should be applied prospectively from the date significant influence is obtained. The new guidance is effective for annual and interim periods beginning after December 15, 2016 and early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s business, financial position, results of operations or liquidity.

In March 2016, the FASB issued authoritative guidance clarifying that a change in the counterparty to a derivative contract, in and of itself, does not require the dedesignation of a hedging relationship. Under the new guidance, an entity will still need to evaluate whether it is possible that the counterparty will perform under the contract as part of the assessment for hedge accounting. The new guidance is effective for annual and interim periods beginning after December 15, 2016 and early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s business, financial position, results of operations or liquidity.

In February 2016, the FASB issued amended authoritative guidance on accounting for leases. The new provisions require that a lessee of operating leases recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. The lease liability will be equal to the present value of lease payments, with the right-of-use asset based upon the lease liability. The classification criteria for distinguishing between finance (or capital) leases and operating leases are substantially similar to the previous lease guidance, but with no explicit bright lines. As such, operating leases will result in straight-line rent expense similar to current practice. For short-term leases (term of 12 months or less), a lessee is permitted to make an accounting election not to recognize lease assets and lease liabilities, which would generally result in lease expense being recognized on a straight-line basis over the lease term. The guidance is effective for annual and interim periods beginning after December 15, 2018, and will require application of the new guidance at the beginning of the earliest comparable period presented. Early adoption is permitted. The new standard must be adopted using a modified retrospective transition. The adoption of this standard is expected to have a material impact on the Company’s financial position. The Company is still evaluating the impact on its results of operations and expects no material impact on liquidity.

In January 2016, the FASB issued amended authoritative guidance which makes targeted improvements for financial instruments. The new provisions impact certain aspects of recognition, measurement, presentation and disclosure requirements of financial instruments. Specifically, the guidance will (1) require equity investments to be measured at fair value with changes in fair value recognized in net income, (2) simplify the impairment assessment of equity investments without readily determinable fair values, (3) eliminate the requirement to disclose the method and assumptions used to estimate fair value for financial instruments measured at amortized cost, and (4) require separate presentation of financial assets and financial liabilities by measurement category. The guidance is effective for annual and interim periods beginning after December 15, 2017, and early adoption is not permitted. The adoption of this standard is not expected to have a material impact on the Company’s business, financial position, results of operations or liquidity.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Results of Operations – Continuing Operations

  A summary of the Company’s operating data follows (unaudited):

	Three months ended March 31,
(In thousands)	2016	2015
Revenues:
Hospital division	$643,299	$640,483
Kindred at Home:
Home health	430,035	300,867
Hospice	176,426	119,057
	606,461	419,924
Kindred Rehabilitation Services:
Kindred Hospital Rehabilitation Services	165,774	151,564
RehabCare	204,248	252,595
	370,022	404,159
Nursing center division	272,227	274,308
	1,892,009	1,738,874
Eliminations:
Kindred Hospital Rehabilitation Services	(23,713)	(24,002)
RehabCare	(28,822)	(37,789)
Nursing centers	(1,503)	(1,116)
	(54,038)	(62,907)
	$1,837,971	$1,675,967
Income (loss) from continuing operations:
Operating income (loss):
Hospital division	$134,571	$134,111
Kindred at Home:
Home health	66,941	45,696
Hospice	24,525	16,479
	91,466	62,175
Kindred Rehabilitation Services:
Kindred Hospital Rehabilitation Services	47,870	44,564
RehabCare	11,987	15,708
	59,857	60,272
Nursing center division	30,100	36,963
Support center	(70,808)	(66,565)
Litigation contingency expense	(1,910)	(95,000)
Impairment charges	(7,788)	(6,726)
Transaction costs	(2,121)	(94,702)
Operating income	233,367	30,528
Rent	(97,768)	(92,140)
Depreciation and amortization	(40,681)	(38,935)
Interest, net	(57,245)	(61,777)
Income (loss) from continuing operations before income taxes	37,673	(162,324)
Provision (benefit) for income taxes	11,836	(27,736)
	$25,837	$(134,588)

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Results of Operations – Continuing Operations (Continued)

Operating data:

	Three months ended March 31,
	2016	2015
Hospital division:
End of period data:
Number of transitional care hospitals	95	97
Number of licensed beds	7,089	7,147
Revenue mix %:
Medicare	57.8	56.8
Medicaid	4.2	5.5
Medicare Advantage	11.5	11.9
Medicaid Managed	5.6	4.7
Commercial insurance and other	20.9	21.1
Admissions:
Medicare	8,919	8,775
Medicaid	463	610
Medicare Advantage	1,453	1,555
Medicaid Managed	733	643
Commercial insurance and other	1,871	1,868
	13,439	13,451
Patient days:
Medicare	229,004	228,483
Medicaid	21,134	28,663
Medicare Advantage	45,760	48,448
Medicaid Managed	25,341	22,013
Commercial insurance and other	62,769	62,241
	384,008	389,848
Average length of stay:
Medicare	25.7	26.0
Medicaid	45.6	47.0
Medicare Advantage	31.5	31.2
Medicaid Managed	34.6	34.2
Commercial insurance and other	33.5	33.3
Weighted average	28.6	29.0
Revenues per admission:
Medicare	$41,717	$41,483
Medicaid	57,928	57,594
Medicare Advantage	51,080	48,908
Medicaid Managed	49,287	46,740
Commercial insurance and other	71,651	72,395
Weighted average	47,868	47,616
Revenues per patient day:
Medicare	$1,625	$1,593
Medicaid	1,269	1,226
Medicare Advantage	1,622	1,570
Medicaid Managed	1,426	1,365
Commercial insurance and other	2,136	2,173
Weighted average	1,675	1,643
Medicare case mix index (discharged patients only)	1.163	1.166
Average daily census	4,220	4,332
Occupancy %	68.0	69.2
Same-hospital data:
Revenues	$643,413	$634,975
Admissions:
Medicare	8,919	8,652
Medicaid	463	602
Medicare Advantage	1,453	1,546
Medicaid Managed	733	640
Commercial insurance and other	1,871	1,840
	13,439	13,280
Patient days:
Medicare	229,004	225,992
Medicaid	21,134	28,458
Medicare Advantage	45,760	48,276
Medicaid Managed	25,341	21,933
Commercial insurance and other	62,769	61,715
	384,008	386,374
Total average length of stay	28.6	29.1
Total revenues per patient day	$1,676	$1,643

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Results of Operations – Continuing Operations (Continued)

Operating data (Continued):

	Three months ended March 31,
	2016	2015
Kindred at Home:
Home health:
Sites of service (at end of period)	384	415
Revenue mix %:
Medicare	79.8	80.8
Medicaid	2.1	2.0
Commercial and other	8.4	7.7
Commercial paid at episodic rates	9.7	9.5
Episodic revenues ($ 000s)	$325,821	$229,991
Total episodic admissions	71,426	49,087
Medicare episodic admissions	62,011	43,173
Total episodes	113,887	79,895
Episodes per admission	1.59	1.63
Revenue per episode	$2,861	$2,879
Hospice:
Sites of service (at end of period)	177	190
Admissions	13,234	8,863
Average length of stay	92	93
Patient days	1,183,908	785,819
Revenue per patient day	$149	$152
Average daily census	13,010	12,830
Community Care and other revenues (included in home health business segment)	$66,305	$45,902
Kindred Rehabilitation Services:
Kindred Hospital Rehabilitation Services:
Freestanding IRFs:
End of period data:
Number of IRFs	19	16
Number of licensed beds	969	829
Discharges (a)	4,448	3,806
Same-hospital discharges (a)	4,016	3,806
Occupancy % (a)	70.6	73.2
Average length of stay (a)	13.2	13.7
Revenue per discharge (a)	$19,731	$19,517
Contract services:
Sites of service (at end of period):
Inpatient rehabilitation units (ARUs)	104	100
LTAC hospitals	119	120
Sub-acute units	7	8
Outpatient units	139	138
	369	366
Revenue per site	$211,417	$211,151
RehabCare:
Sites of service (at end of period)	1,767	1,829
Revenue per site	$115,590	$138,106

(a)	Excludes non-consolidated IRF.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Results of Operations – Continuing Operations (Continued)

Operating data (Continued):

	Three months ended March 31,
	2016	2015
Nursing center division:
End of period data:
Number of facilities:
Nursing center:
Owned or leased	88	86
Managed	4	4
Assisted living facilities	7	7
	99	97
Number of licensed beds:
Nursing center:
Owned or leased	11,330	11,050
Managed	485	485
Assisted living facilities	375	375
	12,190	11,910
Revenue mix %:
Medicare	32.2	32.8
Medicaid	36.4	37.8
Medicare Advantage	7.2	9.0
Medicaid Managed	8.6	4.7
Private and other	15.6	15.7
Patient days (a):
Medicare	140,027	148,396
Medicaid	418,336	447,888
Medicare Advantage	43,410	55,376
Medicaid Managed	105,663	71,588
Private and other	139,142	138,030
	846,578	861,278
Patient day mix % (a):
Medicare	16.6	17.3
Medicaid	49.4	52.0
Medicare Advantage	5.1	6.4
Medicaid Managed	12.5	8.3
Private and other	16.4	16.0
Revenues per patient day (a):
Medicare Part A	$577	$567
Total Medicare (including Part B)	627	606
Medicaid	237	232
Medicaid (net of provider taxes) (b)	211	199
Medicare Advantage	452	446
Medicaid Managed	220	179
Private and other	305	312
Weighted average	322	319
Average daily census (a)	9,303	9,570
Admissions (a)	9,815	10,376
Occupancy % (a)	77.3	81.3
Medicare average length of stay (a)	28.2	28.9

(a)	Excludes managed facilities.
(b)	Provider taxes are recorded in general and administrative expenses for all periods presented.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Results of Operations – Continuing Operations (Continued)

Hospital division

Revenues increased slightly to $643 million in the first quarter of 2016 compared to $641 million for the same period in 2015. The increase in revenues was primarily a result of a 2% increase in same-hospital revenue per patient day, offset partially by an aggregate decline in same-hospital patient days of 1% in the first quarter of 2016 compared to the first quarter of 2015. Same-hospital admissions grew 1% in the first quarter of 2016 compared to the same period in 2015. Same-hospital average length of stay declined to 28.6 days in the first quarter of 2016 compared to 29.1 days in the first quarter of 2015, which contributed to a 2% decline in same-hospital average daily census.

Operating income for the first quarter of 2016 included $1 million related to severance costs. Operating income for the first quarter of 2015 included $1 million related to a cancelled development project. Excluding these charges, operating margins increased to 21.1% in the first quarter of 2016 compared to 21.0% in the first quarter of 2015 as a result of growth in revenues per patient day.

Average hourly wage rates increased 3% for the first quarter of 2016 compared to the first quarter of 2015. Employee benefit costs declined 1% in the first quarter of 2016 compared to the first quarter of 2015, primarily as a result of a reduction in compensated absence expense.

Professional liability costs were $11 million and $10 million in the first quarter of 2016 and 2015, respectively.

Kindred at Home

Home health

Revenues increased 43% to $430 million in the first quarter of 2016 compared to $301 million in the first quarter of 2015, primarily as a result of the Gentiva Merger, growth in episodes and revenue per episode. The Gentiva Merger, which added 288 sites of service to the Company’s home health operations beginning February 2, 2015, contributed $371 million and $229 million in revenues for the first quarter of 2016 and the two months of operations in the first quarter of 2015, respectively.

Operating income in the first quarter of 2016 included $1 million of income related to business interruption settlements. Operating income in the first quarter of 2015 included $1 million of costs associated with closing three locations. Excluding these items, operating margins declined to 15.3% in the first quarter of 2016 compared to 15.6% in the first quarter of 2015, primarily due to the impact of including three months of Gentiva’s operations in the first quarter of 2016 compared to two months (February and March) in the first quarter of 2015. The month of January is seasonally a weaker operating month than February and March and is negatively impacted by higher payroll taxes.

Hospice

Revenues increased 48% to $177 million in the first quarter of 2016 compared to $119 million in the first quarter of 2015, primarily as a result of the Gentiva Merger. The Gentiva Merger, which added 163 sites of service to the Company’s hospice operations beginning February 2, 2015, contributed $164 million and $106 million in revenues for the first quarter of 2016 and the two months of operations in the first quarter of 2015, respectively.

Operating income in the first quarter of 2016 included $0.3 million of costs associated with closing one location. Operating income in the first quarter of 2015 included $0.5 million of costs associated with closing two locations. Excluding these charges, operating margins declined to 14.1% in the first quarter of 2016 compared to 14.3% in the first quarter of 2015, primarily due to the impact of including three months of Gentiva’s operations in the first quarter of 2016 compared to two months (February and March) in the first quarter of 2015. The month of January is seasonally a weaker operating month than February and March and is negatively impacted by higher payroll taxes.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Results of Operations – Continuing Operations (Continued)

Kindred Rehabilitation Services

Kindred Hospital Rehabilitation Services

Revenues increased 9% to $166 million in the first quarter of 2016 compared to $151 million in the first quarter of 2015. The increase in revenues was primarily attributable to three freestanding IRFs that opened since the second half of 2015 and a 5.5% increase in same-hospital discharges for freestanding IRFs.

Operating margins declined to 28.9% in the first quarter of 2016 compared to 29.4% in the first quarter of 2015, primarily as a result of start-up costs related to the previously mentioned new IRFs.

Employee benefit costs increased 3% in the first quarter of 2016 compared to the same period in 2015, primarily as a result of an increase in employee benefit costs related to the previously mentioned new IRFs.

RehabCare

Revenues declined 19% to $204 million in the first quarter of 2016 compared to $253 million in the first quarter of 2015. The decline in revenues was primarily attributable to a net loss of customer contract sites of service that began in the first half of 2015. The number of RehabCare sites of service at March 31, 2016 was 1,767 compared to 1,829 at March 31, 2015. The loss of customer contract sites of service was primarily attributable to skilled nursing center consolidations, competition and customers moving therapy services in-house. Revenues derived from non-affiliated customers aggregated $175 million and $215 million in the first quarter of 2016 and 2015, respectively.

Operating income for the first quarter of 2015 included $1 million related to severance costs. Excluding this charge, operating margins declined to 5.9% in the first quarter of 2016 compared to 6.5% in the first quarter of 2015, primarily attributable to the net loss of customer contract sites of service during 2015.

Employee benefit costs decreased 20% in the first quarter of 2016 compared to the same period in 2015, primarily as a result of the net loss of customer contract sites of service during 2015.

Nursing center division

Revenues declined 1% to $272 million in the first quarter of 2016 compared to $274 million in the first quarter of 2015. The decline in revenues was primarily a result of a decline in same-nursing center average daily census of 3% in the first quarter of 2016 compared to the first quarter of 2015. Same-nursing center revenues per patient day increased 1% in the first quarter of 2016 compared to the first quarter of 2015.

Nursing center operating margins declined to 11.1% in the first quarter of 2016 compared to 13.5% in the first quarter of 2015, primarily as a result of a decline in average daily census, start-up losses at newly opened facilities, higher contract labor costs and an increase in professional liability costs.

Average hourly wage rates increased 4% in the first quarter of 2016 compared to the first quarter of 2015, primarily as a result of pay rate increases and higher contract labor costs. Employee benefit costs were relatively unchanged in the first quarter of 2016 compared to the first quarter of 2015.

Professional liability costs were $7 million and $5 million in the first quarter of 2016 and 2015, respectively, primarily attributable to increases in the frequency and severity of claims.

Support center

Operating income for the Company’s operating divisions excludes allocations of support center overhead. These costs aggregated $71 million and $66 million in the first quarter of 2016 and 2015, respectively. The increase in support center overhead was primarily attributable to the Gentiva Merger, which was completed on February 2, 2015. As a percentage of consolidated revenues, support center overhead totaled 3.9% and 4.0% in the first quarter of 2016 and 2015, respectively. The decline was primarily attributable to operating efficiencies associated with the Gentiva Merger.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Results of Operations – Continuing Operations (Continued)

Transaction costs

Operating results included transaction and integration costs associated with the Gentiva Merger totaling $2 million in the first quarter of 2016. Operating results included transaction, integration and financing costs associated with the Gentiva Merger totaling $93 million in the first quarter of 2015. Operating results included transaction costs associated with other acquisition activities of $0.5 million and $2 million in the first quarter of 2016 and 2015, respectively. These transaction, integration and financing costs in all periods were included in general and administrative expenses.

Litigation contingency expense

On January 12, 2016, the Company entered into the Settlement Agreement with the United States to resolve the pending DOJ investigation concerning the operations of RehabCare, a therapy services company acquired by the Company on June 1, 2011. The DOJ asserted, among other things, that rehabilitation therapy services provided to patients in skilled nursing centers were not delivered or billed in accordance with Medicare requirements (including possible violations of the federal False Claims Act), and that there may have been questionable financial arrangements between RehabCare and a vendor and certain skilled nursing facility customers (including possible violations of the federal Anti-Kickback Statute) (previously defined as the “Covered Conduct”).

Under the Settlement Agreement, the Company paid the Settlement Payment to the United States during the first quarter of 2016. The Company previously recorded a $95 million loss reserve for this matter in the first quarter of 2015 and disclosed an estimated settlement range of $95 million to $125 million. Based on the progress of continuing settlement discussions through October 2015, the Company recorded an additional $30 million loss provision in the third quarter of 2015. The Company recorded an additional loss reserve of approximately $2 million in the fourth quarter of 2015 related to the Settlement Agreement and associated costs and, in connection with establishing the final terms of the Settlement Agreement, also recorded an income tax benefit of $47 million in the fourth quarter of 2015.

Under the Settlement Agreement, the United States released the Company from any civil or administrative monetary liability arising from the Covered Conduct. Additionally, under the Settlement Agreement, the United States and the relators agreed to dismiss the civil action filed by the relators under the qui tam provisions of the federal False Claims Act, and the OIG, conditioned upon the Company’s full payment of the Settlement Payment and in consideration of the Company’s obligations under the RehabCare CIA, released its permissive exclusion rights and refrained from instituting any administrative action seeking to exclude the Company or its subsidiaries from participating in Medicare, Medicaid or other Federal healthcare programs as a result of the Covered Conduct.

In connection with the resolution of this matter, and in exchange for the OIG’s agreement not to exclude the Company or its subsidiaries from participating in the federal healthcare programs, on January 11, 2016, the Company entered into the RehabCare CIA. The RehabCare CIA imposes monitoring, reporting, certification, oversight, screening and training obligations on the Company, certain of which the Company had previously implemented. Among the expanded requirements are the following:

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

In connection with the Settlement Agreement, RehabCare has received requests for indemnification from some of its current and former customers related to alleged damages stemming from payments made by these customers to the DOJ and the related legal and other costs. At this time, the Company has recorded an estimated aggregate loss contingency reserve of $6 million for these matters. No estimate of the possible loss in excess of the amount accrued can be made regarding these matters at this time. There is no certainty about the timing or likelihood of any definitive resolutions relating to these indemnification claims. The Company disputes the allegations in these indemnification claims and will defend these and any related claims vigorously.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Results of Operations – Continuing Operations (Continued)

Other expenses

Rent expense increased 6% to $98 million in the first quarter of 2016 compared to $92 million in the first quarter of 2015. The increase in the first quarter of 2016 was primarily attributable to the Gentiva Merger, which was completed on February 2, 2015. Rent expense for the first quarter of 2016 and 2015 associated with the Gentiva Merger was approximately $11 million and $8 million, respectively.

Depreciation and amortization expense increased 4% to $41 million in the first quarter of 2016 compared to $39 million in the first quarter of 2015. The increase in the first quarter of 2016 was primarily attributable to assets acquired in conjunction with the Gentiva Merger and integration capital expenditures associated with the Gentiva Merger. Depreciation and amortization expense in the first quarter of 2016 and 2015 associated with the Gentiva Merger was $5 million and $4 million, respectively.

Interest expense decreased 8% to $57 million in the first quarter of 2016 compared to $63 million in the first quarter of 2015. Interest expense in the first quarter of 2015 included $17 million in pre-closing costs related to financing the Gentiva Merger. Excluding these financing costs, interest expense increased primarily as a result of long-term borrowings associated with the Gentiva Merger. See note 2 of the notes to unaudited condensed consolidated financial statements.

Consolidated results

Income from continuing operations before income taxes aggregated $38 million in the first quarter of 2016 compared to loss from continuing operations before income taxes of $162 million in the first quarter of 2015. Income from continuing operations attributable to the Company aggregated $13 million in the first quarter of 2016 compared to loss from continuing operations attributable to the Company of $143 million in the first quarter of 2015. Transaction and integration costs, litigation contingency expense, retirement and severance costs, business interruption settlements, hospice closing costs, research and development, and impairment charges negatively impacted the consolidated pretax operating results by $14 million ($9 million net of income taxes) in the first quarter of 2016. Transaction and integration costs, pre-closing financing costs, litigation contingency expense, retirement and severance costs, home health and hospice closing costs, write-off costs related to a development project, and impairment charges negatively impacted the consolidated pretax operating results by $222 million ($172 million net of income taxes) in the first quarter of 2015.

Results of Operations – Discontinued Operations

Loss from discontinued operations aggregated $0.3 million in the first quarter of 2016 compared to $3 million in the first quarter of 2015.

On December 27, 2014, the Company entered into an agreement with Ventas to transition the operations under the leases for the 2014 Expiring Facilities. Each lease terminates when the operation of such nursing center is transferred to a new operator. Through March 31, 2016, the Company transferred the operations of eight of the 2014 Expiring Facilities. The lease term for eight of the 2014 Expiring Facilities was scheduled to expire on April 30, 2018. The lease term for the ninth of the 2014 Expiring Facilities was scheduled to expire on April 30, 2020. At March 31, 2016, the Company continued to operate the remaining facility and transferred operations on April 1, 2016. For accounting purposes, the 2014 Expiring Facilities qualified as assets held for sale, and the Company reflected the operating results as discontinued operations in the accompanying unaudited condensed consolidated statement of operations for all historical periods. Under the terms of the agreement to transition the operations of the 2014 Expiring Facilities, the Company incurred a $40 million termination fee in exchange for the early termination of the leases, which was paid to Ventas in January 2015.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Liquidity

Operating cash flows

Cash flows used in operations (including discontinued operations) aggregated $133 million in the first quarter of 2016 compared to $140 million in the first quarter of 2015. Operating cash flows in the first quarter of 2016 were negatively impacted by $133 million for the Settlement Agreement, other litigation, retirement, severance, retention, transaction payments and business interruption settlements. Operating cash flows in the first quarter of 2015 were negatively impacted by $178 million for severance, retirement, Gentiva Merger transaction and pre-closing financing costs, other transaction costs and lease termination payments. Excluding these items, cash flows from operations declined as a result of approximately $93 million of cash flow timing differences related to bonus payments and interest payments on the Notes resulting from the Gentiva Merger, and also growth in accounts receivable.

The Company utilizes its ABL Facility to meet working capital needs and finance its acquisition and development activities. As a result, the Company typically carries minimal amounts of cash on its consolidated balance sheet. Based upon the Company’s expected operating cash flows and the availability of borrowings under the ABL Facility ($412 million at March 31, 2016), management believes that the Company has the necessary financial resources to satisfy its expected short-term and long-term liquidity needs.

Dividends and other payments

The Company paid a cash dividend of $0.12 per common share on April 1, 2016 to shareholders of record as of the close of business on March 10, 2016. The Company also paid a cash dividend of $0.12 per common share on April 1, 2015 to shareholders of record as of the close of business on March 11, 2015.

The Company made an installment payment on the Company’s Units on March 1, 2016 to holders of record on February 15, 2016, which consisted of a quarterly installment payment of $18.75 per Unit. The Company also made an installment payment on the Company’s Units on March 2, 2015, which consisted of a quarterly installment payment of $18.75 per Unit, plus a one-time incremental payment of $1.25 per Unit for the period between November 25, 2014 and December 1, 2014, for a total payment of $20.00 per Unit. Each Unit is composed of a Purchase Contract and one share of Mandatory Redeemable Preferred Stock having a final preferred stock installment payment date of December 1, 2017 and an initial liquidation preference of $201.58 per share of Mandatory Redeemable Preferred Stock. To the extent that any Unit has been separated into its constituent Purchase Contract and its constituent share of Mandatory Redeemable Preferred Stock, the installment payment is payable only on the constituent share of Mandatory Redeemable Preferred Stock.

Future declarations of dividends will be subject to the approval of Kindred’s Board of Directors. The current cash dividend funding on the Company’s common stock will require the use of approximately $41 million on an annual basis. The current cash funding of installment payments on the Units will require the use of approximately $13 million on an annual basis through 2017.

Gentiva Merger – Financing Transactions

The following Financing Transactions occurred in connection with the Gentiva Merger:

• the Company issued $1.35 billion aggregate principal amount of Notes;

• the Company issued approximately 15 million shares of its common stock through two common stock offerings and issued 9.7 million shares of its common stock as the Stock Consideration (see note 2 of the notes to unaudited condensed consolidated financial statements);

• the Company issued 172,500 Units; and

• the Company amended its credit facilities.

Credit Facilities Amendments

On March 10, 2015, the Company entered into an incremental amendment agreement, which provided for an incremental term loan in an aggregate principal amount of $200 million under its Term Loan Facility. The Company used the net proceeds of the incremental term loan to repay outstanding borrowings under its ABL Facility. The incremental term loan was issued with 50 basis points of OID and has the same terms as, and is fungible with, all other term loans outstanding under the Company’s Term Loan Facility.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Liquidity (Continued)

Amendment to Notes due 2022

On April 9, 2014, the Company completed a private placement of $500 million aggregate principal amount of the Notes due 2022. The Notes due 2022 were issued pursuant to the 2022 Indenture among the Company, the 2022 Guarantors and Wells Fargo Bank, National Association, as trustee.

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

Interest rate swaps

In December 2011, the Company entered into two interest rate swap agreements to hedge its floating interest rate on an aggregate of $225 million of debt outstanding under its Prior Term Loan Facility. The interest rate swaps had an effective date of January 9, 2012, and expired on January 11, 2016. The Company was required to make payments based upon a fixed interest rate of 1.8925% calculated on the notional amount of $225 million. In exchange, the Company received interest on $225 million at a variable interest rate that is based upon the three-month LIBOR, subject to a minimum rate of 1.5%. These interest rate swaps were replaced in January 2016 as set forth below.

In March 2014, the Company entered into an additional interest rate swap agreement to hedge its floating interest rate on an aggregate of $400 million of debt outstanding under its Third Amended and Restated Term Loan Facility. On April 8, 2014, the Company completed a novation of a portion of its $400 million swap agreement to two new counterparties, each in the amount of $125 million. The original swap contract was not amended, terminated or otherwise modified. The interest rate swap had an effective date of April 9, 2014, will expire on April 9, 2018 and continues to apply to the Term Loan Facility. The Company is required to make payments based upon a fixed interest rate of 1.867% calculated on the notional amount of $400 million. In exchange, the Company will receive interest on $400 million at a variable interest rate that is based upon the three-month LIBOR, subject to a minimum rate of 1.0%. The Company determined these interest rate swaps continue to qualify for cash flow hedge accounting treatment at March 31, 2016.

In January 2016, the Company entered into three interest rate swap agreements to hedge its floating interest rate on an aggregate of $325 million of debt outstanding under its Term Loan Facility, which replaced the previous $225 million aggregate swap that expired on January 11, 2016. The interest rate swaps have an effective date of January 11, 2016, and expire on January 9, 2021. The Company is required to make payments based upon a fixed interest rate of 1.862% and 1.855% calculated on the notional amount of $175 million and $150 million, respectively. In exchange, the Company will receive interest on $325 million at a variable interest rate that is based upon the three-month LIBOR rate, subject to a minimum rate of 1.0%. The Company determined these interest rate swaps qualify for cash flow hedge accounting treatment at March 31, 2016.

The Company records the effective portion of the gain or loss on these derivative financial instruments in accumulated other comprehensive income (loss) as a component of stockholders’ equity and records the ineffective portion of the gain or loss on these derivative financial instruments as interest expense. For the three months ended March 31, 2016 and 2015, the ineffectiveness related to the interest rate swaps was immaterial.

The aggregate fair value of the interest rate swaps recorded in other accrued liabilities was $10 million and $4 million at March 31, 2016 and December 31, 2015, respectively.

Divestitures

On April 3, 2016, the Company entered into a definitive agreement to sell the Hospitals to Curahealth for $27.5 million. The Company expects to realize cash proceeds upon closing of the transaction with Curahealth of approximately $21 million, subject to closing adjustments, with the remainder of the purchase price to be paid upon satisfaction of financial and other post-closing conditions. The Hospitals have, in aggregate, 783 licensed beds in Arizona, Louisiana, Massachusetts, Oklahoma, Pennsylvania, and Tennessee.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Liquidity (Continued)

Divestitures (Continued)

In connection with the sale of the Hospitals, the Company entered into amendments to certain of its master lease agreements with Ventas on April 3, 2016 to transition the operations of the Leased Hospitals. Six of the Leased Hospitals are leased under master lease agreement No. 5 and one is leased under master lease agreement No. 1. The Leased Hospitals will remain leased under the applicable master lease agreement until the closing of the sale to Curahealth. The Company paid a fee to Ventas of $3.5 million upon signing of the amendments and will pay an additional $2.958 million upon the closing of the sale of the Leased Hospitals. Ventas will pay the Company 50% of the sales proceeds for the real estate (after deduction of Ventas’s closing costs) attributed to the Leased Hospitals in the sale, which is anticipated to be immaterial.

Under separate lease amendments, the annual rent on the Leased Hospitals, which have current annual rent of $7.7 million, will immediately be reallocated to the remaining facilities the Company leases from Ventas under the various master lease agreements. As required under GAAP, the reallocated rents will be recorded as a lease termination fee by the Company upon the cease use date of the Leased Hospitals. Total annual payments on Ventas’s post-acute care portfolio operated by the Company will remain the same as its current level.

If the sale of the Leased Hospitals to Curahealth does not close by July 31, 2016, the Company will be permitted to cease operating the Leased Hospitals, but these Leased Hospitals will otherwise remain subject to the applicable master lease agreement until their scheduled expiration dates. If such sale to Curahealth does not occur, the Company and Ventas will continue to attempt to identify a purchaser for the Leased Hospitals, and share the net proceeds of any such sale.

In connection with these transactions, the Company estimates that it will incur a one-time pretax lease termination fee of approximately $54 million comprised of the $6.5 million of fees paid to Ventas in conjunction with execution of the amendments and approximately $47 million of aggregate reallocated rents attributable to the Leased Hospitals, which will be recorded upon the cease use date of the Leased Hospitals. The lease termination fee will be recorded as a long-term liability discounted at the Company’s credit-adjusted risk-free rate through the end of the original lease term of the Leased Hospitals, or through 2025. The Company does not expect any additional lease termination fees related to the transactions.

The Company estimates that it will recognize a non-cash pretax impairment charge to property and equipment of approximately $25 million to $30 million, of which $8 million was recorded during the first quarter of 2016. In addition, the Company estimates that it will recognize a pretax loss on disposal of $20 million to $25 million which includes a non-cash pretax write-off of both goodwill and other intangible assets of $12 million to $17 million allocable to the Hospitals.

Capital Resources

Capital expenditures and acquisitions

Excluding acquisitions, routine capital expenditures (expenditures necessary to maintain existing facilities that generally do not increase capacity or add services) totaled $18 million and $21 million in the first quarter of 2016 and 2015. Kindred Hospital Rehabilitation Services development capital expenditures (primarily new IRF development) totaled $4 million in the first quarter of 2016. Nursing center development capital expenditures (primarily the addition of transitional care services for higher acuity patients) totaled $4 million in the first quarter of 2016 and $6 million in the first quarter of 2015. Support center development capital expenditures totaled $2 million in the first quarter of 2016. Excluding acquisitions, the Company anticipates that routine capital spending for 2016 should approximate $100 million to $120 million and development capital spending should approximate $35 million to $45 million. Management expects that substantially all of these expenditures will be financed through internal sources or borrowings under the ABL Facility. Management believes that its capital expenditure program is adequate to improve and equip existing facilities. At March 31, 2016, the estimated cost to complete and equip construction in progress approximated $57 million.

Acquisition expenditures totaled $26 million in the first quarter of 2016, which were financed with operating cash flows and the Company’s ABL Facility. Acquisition expenditures totaled $659 million in the first quarter of 2015, primarily related to the Gentiva Merger and the Centerre Acquisition. See notes 2 and 3 of the notes to unaudited condensed consolidated financial statements.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Other Information

Effects of inflation and changing prices

The Company derives a substantial portion of its revenues from the Medicare and Medicaid programs. The Company has been, and could be in the future, materially adversely affected by the continuing efforts of governmental and private third party payors to contain healthcare costs.

The Company cannot provide assurance that reimbursement payments under governmental and private third party payor programs, including Medicare supplemental insurance policies, will remain at levels comparable to present levels or will be sufficient to cover the costs allocable to patients eligible for reimbursement pursuant to these programs. Medicare reimbursement in LTAC hospitals, IRFs, nursing centers, home health, and hospice is subject to fixed payments under the Medicare prospective payment systems. In accordance with Medicare laws, CMS makes annual adjustments to Medicare payment rates in many prospective payment systems under what is commonly known as a “market basket update.” Each year, the Medicare Payment Advisory Commission (“MedPAC”), a commission chartered by Congress to advise it on Medicare payment issues, makes payment policy recommendations to Congress for a variety of Medicare payment systems. Congress is not obligated to adopt MedPAC recommendations, and, based upon outcomes in previous years, there can be no assurance that Congress will adopt MedPAC’s recommendations in a given year. Medicaid reimbursement rates in many states in which the Company operates nursing centers also are based upon fixed payment systems. Generally, these rates are adjusted annually for inflation. However, these adjustments may not reflect the actual increase in the costs of providing healthcare services. In addition, Medicaid reimbursement can be impacted negatively by state budgetary pressures, which may lead to reduced reimbursement or delays in receiving payments. There can be no assurance that the facilities operated by the Company, or the provision of goods and services offered by the Company, will meet the requirements for participation in such programs.

Various healthcare reform provisions became law upon enactment of the ACA. The reforms contained in the ACA have affected each of the Company’s businesses in some manner and are directed in large part at increased quality and cost reductions. Several of the reforms are very significant and could ultimately change the nature of the Company’s services, the methods of payment for the Company’s services, and the underlying regulatory environment. These reforms include the possible modifications to the conditions of qualification for payment, bundling of payments to cover both acute and post-acute care, and the imposition of enrollment limitations on new providers.

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

Further, the ACA mandates changes to home health and hospice benefits under Medicare. For home health, the ACA mandates creation of a value-based purchasing program, development of quality measures, a decrease in home health reimbursement beginning with federal fiscal year 2014 that will be phased-in over a four-year period, and a reduction in the outlier cap. In addition, the ACA requires the Secretary of the United States Department of Health and Human Services (“HHS”) to test different models for delivery of care, some of which would involve home health services. It also requires the Secretary of HHS to establish a national pilot program for integrated care for patients with certain conditions, bundling payment for acute hospital care, physician services, outpatient hospital services (including emergency department services), and post-acute care services, which would include home health. The ACA further directed the Secretary of HHS to rebase payments for home health that resulted in a decrease in home health reimbursement, which began in 2014 and will be phased-in over a four-year period. The Secretary of HHS is also required to conduct a study to evaluate costs and quality of care among efficient home health agencies regarding access to care and treating Medicare beneficiaries with varying severity levels of illness and provide a report to Congress.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Other Information (Continued)

Effects of inflation and changing prices (Continued)

Congress, MedPAC, and CMS will continue to address reimbursement rates for a variety of healthcare settings. The Company cannot predict the adjustments to Medicare payment rates that Congress or CMS may make in the future. Any downward adjustment to rates for the types of services the Company provides could have a material adverse effect on the Company’s business, financial position, results of operations and liquidity.

Congress continues to discuss additional deficit reduction measures, leading to a high degree of uncertainty regarding potential reforms to governmental healthcare programs, including Medicare and Medicaid. These discussions, along with other continuing efforts to reform governmental healthcare programs, could result in major changes in healthcare delivery and reimbursement systems on a national and state level, including changes directly impacting the government and private reimbursement systems for each of the Company’s businesses. Healthcare reform, future healthcare legislation, or other changes in the administration or interpretation of governmental healthcare programs, whether resulting from deficit reduction measures or otherwise, could have a material adverse effect on the Company’s business, financial position, results of operations, and liquidity.

The Company believes that its operating margins also will continue to be under pressure as the growth in operating expenses, particularly professional liability, labor and employee benefits costs, exceeds payment increases from third party payors. In addition, as a result of competitive pressures, the Company’s ability to maintain operating margins through price increases to private patients is limited.

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

Under the new criteria set forth in the LTAC Legislation, LTAC hospitals treating patients with at least a three-day prior stay in an acute care hospital intensive care unit and patients on prolonged mechanical ventilation admitted from an acute care hospital will continue to receive payment under LTAC PPS. Other patients will continue to have access to LTAC care, whether they are admitted to LTAC hospitals from acute care hospitals or directly from other settings or the community, and in such cases, LTAC hospitals will be paid at a “site-neutral” rate for these patients, based on the lesser of per diem Medicare rates paid for patients with the same diagnoses under IPPS or an estimate of cost. The Company expects that the majority of these site-neutral payments will be materially less than the payments currently provided under LTAC PPS.

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

The Company continues to analyze Medicare and internal data to estimate the number of its Medicare cases that would, on a static retrospective basis, be paid a full MS-LTC-DRG payment under LTAC PPS upon the implementation of new patient criteria versus receiving a site neutral rate. At present, prior to the implementation of new patient criteria, approximately 70% of the Company’s Medicare LTAC cases are paid a full MS-LTC-DRG payment under LTAC PPS, with the remaining approximately 30% paid under the short-stay or very short-stay outlier payment process. At this time, and based primarily on 2013 data provided in the proposed regulations issued by CMS on April 17, 2015, the Company estimates a 30 percentage point shift in payment category for Medicare LTAC cases once the new patient criteria is fully phased in, resulting in, on a static prospective basis, an estimated 40% of the Company’s Medicare LTAC cases qualifying for the full MS-LTC-DRG payment under LTAC PPS, and the remaining estimated 60% of the Company’s Medicare LTAC cases instead qualifying for either the site neutral rate or payment under the short-stay outlier

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Other Information (Continued)

Effects of inflation and changing prices (Continued)

LTAC Legislation (Continued)

payment process. These percentages do not reflect the significant efforts and actions the Company is and will be undertaking to expand its LTAC patient population and adapt its facility operations, business plans, programs, and other initiatives to reduce and otherwise mitigate the financial and other impacts of the LTAC Legislation and new patient criteria.

The additional patient criteria imposed by the LTAC Legislation will reduce the population of patients eligible for the Company’s hospital services and change the basis upon which the Company is paid for other patients. In addition, the LTAC Legislation will be subject to additional governmental regulations and the interpretation and enforcement of those regulations. The LTAC Legislation, the implementation of new patient criteria, changes in referral patterns, and other associated elements could have a material adverse effect on the Company’s business, financial position, results of operations, and liquidity.

In addition, certain third parties, known as conveners, offer patient placement and care transition services to managed care companies, Medicare Advantage plans, bundled payment participants, accountable care organizations, and other healthcare providers as part of an effort to manage post-acute care provider (“PAC”) utilization and associated costs. Thus, conveners influence patient decision on which PAC setting to choose, as well as how long to remain in a particular PAC facility. Given their focus on perceived financial savings, conveners customarily suggest that patients avoid higher cost PAC settings altogether or move as soon as practicable to lower cost PAC settings. However, conveners are not healthcare providers and may suggest a PAC setting or duration of care that may not be appropriate from a clinical perspective. Conveners may suggest that patients select alternate care settings to the Company’s TC hospitals, IRFs, nursing centers or home health and hospice locations or otherwise suggest shorter lengths of stay in such settings. Because LTAC hospitals are the highest cost PAC setting due to the intensity of services provided to patients in these facilities, the Company believes that its TC hospitals are the most likely to be adversely affected by the activities of these third party conveners.

For additional information regarding Medicare and Medicaid reimbursement and other government regulations impacting the Company, see the Company’s Annual Report on Form 10-K for 2015 as filed with the SEC.

Hospital division

LTAC PPS maintains long-term acute care hospitals as a distinct provider type, separate from short-term acute care hospitals. Only providers certified as LTAC hospitals may be paid under this system. As of March 31, 2016, all of the Company’s TC hospitals were certified as LTAC hospitals.

On April 18, 2016, CMS issued proposed regulations regarding Medicare reimbursement for LTAC hospitals for federal fiscal year beginning October 1, 2016. Included in the final regulations are: (1) a market basket increase to the standard federal payment rate of 2.7%; (2) offsets to the standard federal payment rate by the ACA of: (a) 0.5% to account for the effect of a productivity adjustment, and (b) 0.75% as required by the statute; (3) a wage level budget neutrality factor of 0.998723 applied to the adjusted standard federal payment rate; (4) adjustments to area wage indexes; and (5) an increase in the high cost outlier threshold per discharge to $22,728. Further, the rule proposes changes to the existing 25% rule criteria, accelerating the effective dates to October 1, 2016.

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

Kindred at Home

Home health.  On October 29, 2015, CMS issued final regulations regarding Medicare payment rates for home health agencies effective January 1, 2016. These final regulations implement a net 1.4% reduction consisting of a 2.3% market basket inflation increase, less (1) a 0.4% productivity reduction, (2) a 2.4% rebasing adjustment mandated under the ACA, and (3) a 0.9% reduction to account for industry wide case mix growth. The regulations also implement a value-based purchasing demonstration model to be tested in nine states (Massachusetts, Maryland, North Carolina, Florida, Washington, Arizona, Iowa, Nebraska and Tennessee) through payment year 2022.

On October 30, 2014, CMS issued final regulations regarding Medicare payment rates for home health agencies effective January 1, 2015. These final regulations implement a net 0.3% reduction consisting of a 2.6% market basket inflation increase, less (1) a 0.5% productivity adjustment, and (2) a 2.4% rebasing adjustment mandated under the ACA.

Hospice.  On April 21, 2016, CMS issued proposed regulations for Medicare reimbursement for hospice providers effective October 1, 2016. Included in these proposed regulations are: (1) a market basket increase of 2.8%; (2) a multifactor productivity reduction of 0.5%; and (3) an additional 0.3% reduction as mandated in the ACA.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Other Information (Continued)

Effects of inflation and changing prices (Continued)

Kindred Rehabilitation Services

Inpatient rehabilitation hospitals.  On April 21, 2016, CMS issued proposed regulations regarding Medicare reimbursement for IRFs for the federal fiscal year beginning October 1, 2016. Included in these proposed regulations are: (1) a market basket increase of 2.7%; (2) a productivity reduction of 0.5%; and (3) additional reduction of 0.75% as required by the ACA.

On July 31, 2015, CMS issued final regulations regarding Medicare reimbursement for IRFs for the federal fiscal year beginning October 1, 2015. Included in these final regulations are: (1) a market basket increase of 2.4%; (2) a productivity reduction of 0.5%; (3) an additional reduction of 0.2% as required by the ACA; and (4) a decrease in the high cost outlier threshold per discharge to $8,658.

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

Nursing center division

On April 21, 2016, CMS issued proposed regulations updating Medicare payment rates for nursing centers effective October 1, 2016. These proposed regulations implement a net market basket increase of 2.1% consisting of: (1) a 2.6% market basket increase, less (2) a 0.5% productivity adjustment.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Condensed Consolidated Statement of Operations

(Unaudited)

(In thousands, except per share amounts)

						First
	2015 Quarters					Quarter
	First	Second	Third	Fourth	Year	2016
Revenues	$1,675,967	$1,833,475	$1,764,516	$1,780,949	$7,054,907	$1,837,971
Salaries, wages and benefits	847,093	935,687	922,140	909,171	3,614,091	926,214
Supplies	93,271	98,237	96,551	96,295	384,354	99,416
Rent	92,140	96,402	96,244	97,823	382,609	97,768
Other operating expenses	197,727	212,117	207,837	208,315	825,996	214,701
General and administrative expenses	406,102	334,805	310,041	344,340	1,395,288	355,527
Other income	(480)	(569)	(650)	(1,317)	(3,016)	(952)
Litigation contingency expense	95,000	3,925	31,462	8,261	138,648	1,910
Impairment charges	6,726	−	−	18,031	24,757	7,788
Depreciation and amortization	38,935	38,625	39,329	40,362	157,251	40,681
Interest expense	62,518	57,170	56,440	56,267	232,395	57,499
Investment income	(741)	(1,030)	(432)	(603)	(2,806)	(254)
	1,838,291	1,775,369	1,758,962	1,776,945	7,149,567	1,800,298
Income (loss) from continuing operations before income taxes	(162,324)	58,106	5,554	4,004	(94,660)	37,673
Provision (benefit) for income taxes	(27,736)	24,396	12,523	(51,980)	(42,797)	11,836
Income (loss) from continuing operations	(134,588)	33,710	(6,969)	55,984	(51,863)	25,837
Discontinued operations, net of income taxes:
Income (loss) from operations	(3,424)	(589)	2,269	1,509	(235)	(582)
Gain on divestiture of operations	−	983	−	261	1,244	262
Income (loss) from discontinued operations	(3,424)	394	2,269	1,770	1,009	(320)
Net income (loss)	(138,012)	34,104	(4,700)	57,754	(50,854)	25,517
(Earnings) loss attributable to noncontrolling interests:
Continuing operations	(8,847)	(11,735)	(9,900)	(12,082)	(42,564)	(12,514)
Discontinued operations	29	2	1	2	34	(2)
	(8,818)	(11,733)	(9,899)	(12,080)	(42,530)	(12,516)
Income (loss) attributable to Kindred	$(146,830)	$22,371	$(14,599)	$45,674	$(93,384)	$13,001

Amounts attributable to Kindred stockholders:
Income (loss) from continuing operations	$(143,435)	$21,975	$(16,869)	$43,902	$(94,427)	$13,323
Income (loss) from discontinued operations	(3,395)	396	2,270	1,772	1,043	(322)
Net income (loss)	$(146,830)	$22,371	$(14,599)	$45,674	$(93,384)	$13,001

Earnings (loss) per common share:
Basic:
Income (loss) from continuing operations	$(1.80)	$0.25	$(0.20)	$0.50	$(1.12)	$0.15
Discontinued operations:
Income (loss) from operations	(0.04)	(0.01)	0.03	0.02	−	−
Gain on divestiture of operations	−	0.01	−	−	0.01	−
Income (loss) from discontinued operations	(0.04)	−	0.03	0.02	0.01	−
Net income (loss)	$(1.84)	$0.25	$(0.17)	$0.52	$(1.11)	$0.15

Diluted:
Income (loss) from continuing operations	$(1.80)	$0.25	$(0.20)	$0.50	$(1.12)	$0.15
Discontinued operations:
Income (loss) from operations	(0.04)	(0.01)	0.03	0.02	−	−
Gain on divestiture of operations	−	0.01	−	−	0.01	−
Income (loss) from discontinued operations	(0.04)	−	0.03	0.02	0.01	−
Net income (loss)	$(1.84)	$0.25	$(0.17)	$0.52	$(1.11)	$0.15

Shares used in computing earnings (loss) per common share:
Basic	79,575	86,045	86,184	86,336	84,558	86,590
Diluted	79,575	86,402	86,184	87,232	84,558	87,249

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Operating Data

(Unaudited)

(In thousands)

						First
	2015 Quarters					Quarter
	First	Second	Third	Fourth	Year	2016
Revenues:
Hospital division	$640,483	$627,206	$579,497	$593,593	$2,440,779	$643,299
Kindred at Home:
Home health	300,867	427,820	424,054	425,759	1,578,500	430,035
Hospice	119,057	178,005	181,140	178,325	656,527	176,426
	419,924	605,825	605,194	604,084	2,235,027	606,461
Kindred Rehabilitation Services:
Kindred Hospital Rehabilitation Services	151,564	152,544	149,435	155,579	609,122	165,774
RehabCare	252,595	236,791	219,518	206,582	915,486	204,248
	404,159	389,335	368,953	362,161	1,524,608	370,022
Nursing center division	274,308	273,870	270,510	273,387	1,092,075	272,227
	1,738,874	1,896,236	1,824,154	1,833,225	7,292,489	1,892,009
Eliminations:
Kindred Hospital Rehabilitation Services	(24,002)	(23,201)	(22,081)	(22,017)	(91,301)	(23,713)
RehabCare	(37,789)	(38,262)	(35,943)	(28,546)	(140,540)	(28,822)
Nursing centers	(1,116)	(1,298)	(1,614)	(1,713)	(5,741)	(1,503)
	(62,907)	(62,761)	(59,638)	(52,276)	(237,582)	(54,038)
	$1,675,967	$1,833,475	$1,764,516	$1,780,949	$7,054,907	$1,837,971

Income (loss) from continuing operations:
Operating income (loss):
Hospital division	$134,111	$130,967	$95,983	$116,454	$477,515	$134,571
Kindred at Home:
Home health	45,696	72,329	65,584	67,032	250,641	66,941
Hospice	16,479	26,238	33,707	28,668	105,092	24,525
	62,175	98,567	99,291	95,700	355,733	91,466
Kindred Rehabilitation Services:
Kindred Hospital Rehabilitation Services	44,564	44,531	42,141	44,891	176,127	47,870
RehabCare	15,708	14,681	14,544	(1,118)	43,815	11,987
	60,272	59,212	56,685	43,773	219,942	59,857
Nursing center division	36,963	39,877	35,923	36,601	149,364	30,100
Support center	(66,565)	(70,209)	(55,439)	(63,016)	(255,229)	(70,808)
Litigation contingency expense	(95,000)	(3,925)	(31,462)	(8,261)	(138,648)	(1,910)
Impairment charges	(6,726)	−	−	(18,031)	(24,757)	(7,788)
Transaction costs	(94,702)	(5,216)	(3,846)	(5,367)	(109,131)	(2,121)
Operating income	30,528	249,273	197,135	197,853	674,789	233,367
Rent	(92,140)	(96,402)	(96,244)	(97,823)	(382,609)	(97,768)
Depreciation and amortization	(38,935)	(38,625)	(39,329)	(40,362)	(157,251)	(40,681)
Interest, net	(61,777)	(56,140)	(56,008)	(55,664)	(229,589)	(57,245)
Income (loss) from continuing operations before income taxes	(162,324)	58,106	5,554	4,004	(94,660)	37,673
Provision (benefit) for income taxes	(27,736)	24,396	12,523	(51,980)	(42,797)	11,836
	$(134,588)	$33,710	$(6,969)	$55,984	$(51,863)	$25,837

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Operating Data (Continued)

(Unaudited)

(In thousands)

						First
	2015 Quarters					Quarter
	First	Second	Third	Fourth	Year	2016
Rent:
Hospital division	$51,454	$51,404	$51,933	$51,901	$206,692	$51,945
Kindred at Home:
Home health	6,493	9,547	9,174	9,511	34,725	8,699
Hospice	3,139	4,726	4,530	4,602	16,997	4,435
	9,632	14,273	13,704	14,113	51,722	13,134
Kindred Rehabilitation Services:
Kindred Hospital Rehabilitation Services	7,373	7,509	7,591	8,307	30,780	8,763
RehabCare	999	1,010	937	879	3,825	879
	8,372	8,519	8,528	9,186	34,605	9,642
Nursing center division	21,498	21,383	21,510	21,846	86,237	22,472
Support center	1,184	823	569	777	3,353	575
	$92,140	$96,402	$96,244	$97,823	$382,609	$97,768
Depreciation and amortization:
Hospital division	$14,476	$13,531	$12,956	$13,012	$53,975	$13,199
Kindred at Home:
Home health	3,593	4,273	4,653	4,760	17,279	4,236
Hospice	1,456	1,482	1,821	1,822	6,581	1,600
	5,049	5,755	6,474	6,582	23,860	5,836
Kindred Rehabilitation Services:
Kindred Hospital Rehabilitation Services	3,418	3,314	3,344	3,435	13,511	3,521
RehabCare	1,911	1,924	1,955	1,990	7,780	1,989
	5,329	5,238	5,299	5,425	21,291	5,510
Nursing center division	7,494	6,962	6,695	6,940	28,091	7,253
Support center	6,587	7,139	7,905	8,403	30,034	8,883
	$38,935	$38,625	$39,329	$40,362	$157,251	$40,681
Capital expenditures, excluding acquisitions (including discontinued operations):
Hospital division:
Routine	$8,810	$6,080	$5,127	$8,918	$28,935	$5,440
Development	−	−	−	−	−	−
	8,810	6,080	5,127	8,918	28,935	5,440
Kindred at Home:
Home health:
Routine	252	859	1,225	1,865	4,201	2,391
Development	−	−	−	−	−	−
	252	859	1,225	1,865	4,201	2,391
Hospice:
Routine	37	445	352	381	1,215	671
Development	−	−	−	−	−	−
	37	445	352	381	1,215	671
Kindred Rehabilitation Services:
Kindred Hospital Rehabilitation Services:
Routine	247	28	350	323	948	301
Development	21	40	1,281	3,359	4,701	4,246
	268	68	1,631	3,682	5,649	4,547
RehabCare:
Routine	470	246	532	201	1,449	175
Development	−	−	−	−	−	−
	470	246	532	201	1,449	175
Nursing center division:
Routine	5,066	4,342	4,738	4,635	18,781	3,166
Development	5,767	478	2,085	3,416	11,746	4,072
	10,833	4,820	6,823	8,051	30,527	7,238
Support center:
Routine:
Information systems	5,548	12,022	22,765	24,478	64,813	5,815
Other	339	478	333	439	1,589	147
Development	−	−	2,394	1,090	3,484	1,701
	5,887	12,500	25,492	26,007	69,886	7,663
Totals:
Routine	20,769	24,500	35,422	41,240	121,931	18,106
Development	5,788	518	5,760	7,865	19,931	10,019
	$26,557	$25,018	$41,182	$49,105	$141,862	$28,125

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Operating Data (Continued)

(Unaudited)

						First
	2015 Quarters					Quarter
	First	Second	Third	Fourth	Year	2016
Hospital division:
End of period data:
Number of transitional care hospitals	97	96	95	95		95
Number of licensed beds	7,147	7,124	7,094	7,094		7,089
Revenue mix %:
Medicare	56.8	55.2	57.1	57.3	56.6	57.8
Medicaid	5.5	5.3	5.3	5.1	5.3	4.2
Medicare Advantage	11.9	11.6	10.8	11.1	11.4	11.5
Medicaid Managed	4.7	5.6	6.1	6.2	5.6	5.6
Commercial insurance and other	21.1	22.3	20.7	20.3	21.1	20.9
Admissions:
Medicare	8,775	8,267	7,976	8,169	33,187	8,919
Medicaid	610	610	556	520	2,296	463
Medicare Advantage	1,555	1,352	1,212	1,304	5,423	1,453
Medicaid Managed	643	675	646	612	2,576	733
Commercial insurance and other	1,868	1,815	1,763	1,701	7,147	1,871
	13,451	12,719	12,153	12,306	50,629	13,439
Patient days:
Medicare	228,483	218,577	210,870	210,409	868,339	229,004
Medicaid	28,663	25,213	23,167	21,795	98,838	21,134
Medicare Advantage	48,448	44,740	39,585	41,079	173,852	45,760
Medicaid Managed	22,013	24,833	24,412	24,802	96,060	25,341
Commercial insurance and other	62,241	62,922	58,631	57,321	241,115	62,769
	389,848	376,285	356,665	355,406	1,478,204	384,008
Average length of stay:
Medicare	26.0	26.4	26.4	25.8	26.2	25.7
Medicaid	47.0	41.3	41.7	41.9	43.0	45.6
Medicare Advantage	31.2	33.1	32.7	31.5	32.1	31.5
Medicaid Managed	34.2	36.8	37.8	40.5	37.3	34.6
Commercial insurance and other	33.3	34.7	33.3	33.7	33.7	33.5
Weighted average	29.0	29.6	29.3	28.9	29.2	28.6
Revenues per admission:
Medicare	$41,483	$41,892	$41,451	$41,656	$41,620	$41,717
Medicaid	57,594	54,795	55,415	57,724	56,352	57,928
Medicare Advantage	48,908	53,578	51,495	50,680	51,077	51,080
Medicaid Managed	46,740	51,950	54,976	60,263	53,383	49,287
Commercial insurance and other	72,395	77,110	68,151	70,735	72,150	71,651
Weighted average	47,616	49,312	47,683	48,236	48,209	47,868
Revenues per patient day:
Medicare	$1,593	$1,584	$1,568	$1,617	$1,591	$1,625
Medicaid	1,226	1,326	1,330	1,377	1,309	1,269
Medicare Advantage	1,570	1,619	1,577	1,609	1,593	1,622
Medicaid Managed	1,365	1,412	1,455	1,487	1,432	1,426
Commercial insurance and other	2,173	2,224	2,049	2,099	2,139	2,136
Weighted average	1,643	1,667	1,625	1,670	1,651	1,675
Medicare case mix index (discharged patients only)	1.166	1.163	1.150	1.164	1.162	1.163
Average daily census	4,332	4,135	3,877	3,863	4,050	4,220
Occupancy %	69.2	66.1	62.2	62.2	64.9	68.0
Same-hospital data:
Revenues	$634,975	$622,018	$577,337	$594,091	$2,428,421	$643,413
Admissions:
Medicare	8,652	8,172	7,932	8,169	32,925	8,919
Medicaid	602	608	556	520	2,286	463
Medicare Advantage	1,546	1,348	1,212	1,304	5,410	1,453
Medicaid Managed	640	670	644	612	2,566	733
Commercial insurance and other	1,840	1,797	1,762	1,701	7,100	1,871
	13,280	12,595	12,106	12,306	50,287	13,439
Patient days:
Medicare	225,992	216,230	209,662	210,466	862,350	229,004
Medicaid	28,458	25,060	23,141	21,795	98,454	21,134
Medicare Advantage	48,276	44,548	39,585	41,079	173,488	45,760
Medicaid Managed	21,933	24,673	24,280	24,783	95,669	25,341
Commercial insurance and other	61,715	62,462	58,625	57,325	240,127	62,769
	386,374	372,973	355,293	355,448	1,470,088	384,008
Total average length of stay	29.1	29.6	29.3	28.9	29.2	28.6
Total revenues per patient day	$1,643	$1,668	$1,625	$1,671	$1,652	$1,676

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Operating Data (Continued)

(Unaudited)

						First
	2015 Quarters					Quarter
	First	Second	Third	Fourth	Year	2016
Kindred at Home:
Home health:
Sites of service (at end of period)	415	411	388	373		384
Revenue mix %:
Medicare	80.8	80.4	80.0	80.0	80.3	79.8
Medicaid	2.0	2.1	2.1	2.1	2.0	2.1
Commercial and other	7.7	7.9	8.2	8.5	8.1	8.4
Commercial paid at episodic rates	9.5	9.6	9.7	9.4	9.6	9.7
Episodic revenues ($ 000s)	$229,991	$324,027	$319,820	$320,698	$1,194,536	$325,821
Total episodic admissions	49,087	67,808	66,753	66,157	249,805	71,426
Medicare episodic admissions	43,173	59,394	58,479	57,804	218,850	62,011
Total episodes	79,895	109,599	108,519	108,300	406,313	113,887
Episodes per admission	1.63	1.62	1.63	1.64	1.63	1.59
Revenue per episode	$2,879	$2,956	$2,947	$2,961	$2,940	$2,861
Hospice:
Sites of services (at end of period)	190	185	181	175		177
Admissions	8,863	12,574	12,091	12,129	45,657	13,234
Average length of stay	93	93	101	100	97	92
Patient days	785,819	1,190,604	1,211,291	1,185,330	4,373,044	1,183,908
Revenue per patient day	$152	$150	$150	$150	$150	$149
Average daily census	12,830	13,084	13,166	12,884	11,981	13,010
Community Care and other revenues (included in home health business segment)	$45,902	$67,647	$67,338	$67,684	$248,571	$66,305
Kindred Rehabilitation Services:
Kindred Hospital Rehabilitation Services:
Freestanding IRFs:
End of period data:
Number of IRFs	16	16	18	18		19
Number of licensed beds	829	829	919	919		969
Discharges (a)	3,806	3,927	3,941	4,317	15,991	4,448
Same-hospital discharges (a)	3,806	3,927	3,842	4,040	15,615	4,016
Occupancy % (a)	73.2	71.5	68.7	68.0	70.2	70.6
Average length of stay (a)	13.7	13.1	13.2	12.7	13.2	13.2
Revenue per discharge (a)	$19,517	$19,325	$18,992	$18,640	$19,104	$19,731
Contract services:
Sites of services (at end of period):
Inpatient rehabilitation units (ARUs)	100	99	101	100		104
LTAC hospitals	120	120	119	119		119
Sub-acute units	8	8	7	7		7
Outpatient units	138	139	135	130		139
	366	366	362	356		369
Revenue per site	$211,151	$209,436	$206,041	$210,978	$837,606	$211,417
Revenue mix %:
Company-operated	31	30	30	29	30	30
Non-affiliated	69	70	70	71	70	70
RehabCare:
Sites of service (at end of period)	1,829	1,789	1,821	1,798		1,767
Revenue per site	$138,106	$132,359	$120,548	$114,896	$505,909	$115,590
Revenue mix %:
Company-operated	15	16	16	14	15	14
Non-affiliated	85	84	84	86	85	86

(a)	Excludes non-consolidating IRF.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Operating Data (Continued)

(Unaudited)

						First
	2015 Quarters					Quarter
	First	Second	Third	Fourth	Year	2016
Nursing center division:
End of period data:
Number of facilities:
Nursing centers:
Owned or leased	86	86	86	86		88
Managed	4	4	4	4		4
Assisted living facilities	7	7	7	7		7
	97	97	97	97		99
Number of licensed beds:
Nursing centers:
Owned or leased	11,050	11,050	11,050	11,050		11,330
Managed	485	485	485	485		485
Assisted living facilities	375	375	375	375		375
	11,910	11,910	11,910	11,910		12,190
Revenue mix %:
Medicare	32.8	30.5	30.0	30.1	30.9	32.2
Medicaid	37.8	38.9	39.6	38.2	38.6	36.4
Medicare Advantage	9.0	8.6	8.1	7.4	8.3	7.2
Medicaid Managed	4.7	5.4	5.9	8.4	6.1	8.6
Private and other	15.7	16.6	16.4	15.9	16.1	15.6
Patient days (a):
Medicare	148,396	133,991	130,456	129,068	541,911	140,027
Medicaid	447,888	444,757	449,982	431,415	1,774,042	418,336
Medicare Advantage	55,376	51,947	48,539	45,136	200,998	43,410
Medicaid Managed	71,588	82,280	82,352	99,058	335,278	105,663
Private and other	138,030	139,716	140,003	141,247	558,996	139,142
	861,278	852,691	851,332	845,924	3,411,225	846,578
Patient day mix % (a):
Medicare	17.3	15.7	15.3	15.3	15.9	16.6
Medicaid	52.0	52.2	52.9	51.0	52.0	49.4
Medicare Advantage	6.4	6.1	5.7	5.3	5.9	5.1
Medicaid Managed	8.3	9.6	9.7	11.7	9.8	12.5
Private and other	16.0	16.4	16.4	16.7	16.4	16.4
Revenues per patient day (a):
Medicare Part A	$567	$573	$570	$585	$574	$577
Total Medicare (including Part B)	606	623	623	638	622	627
Medicaid	232	239	238	242	238	237
Medicaid (net of provider taxes) (b)	199	215	214	217	211	211
Medicare Advantage	446	453	450	450	450	452
Medicaid Managed	179	181	194	231	198	220
Private and other	312	326	316	308	316	305
Weighted average	319	321	318	323	320	322
Average daily census (a)	9,570	9,370	9,254	9,195	9,346	9,303
Admissions (a)	10,376	9,831	9,558	9,237	39,002	9,815
Occupancy % (a)	81.3	79.6	78.6	78.1	79.4	77.3
Medicare average length of stay (a)	28.9	28.9	28.5	28.4	28.7	28.2

(a)	Excludes managed facilities.
(b)	Provider taxes are recorded in general and administrative expenses for all periods presented.

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

The following table provides information as of March 31, 2016 about the Company’s financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted average interest rates by expected maturity date.

Interest Rate Sensitivity

Principal (Notional) Amount by Expected Maturity

Average Interest Rate

(Dollars in thousands)

	Expected maturities									Fair value 3/31/16
	2016	2017	2018	2019	2020		Thereafter		Total
Liabilities:
Long-term debt, including amounts due within one year:
Fixed rate:
Notes due 2020 (a)	$–	$–	$–	$–		$750,000		$–	$750,000	$746,250
Notes due 2022 (a)	–	–	–	–		–		500,000	500,000	442,800
Notes due 2023 (a)	–	–	–	–		–		600,000	600,000	575,640
Mandatory Redeemable Preferred Stock	8,713	12,372	–	–		–		–	21,085	13,203
Other	629	553	143	–		–		–	1,325	1,325	(b)
	$9,342	$12,925	$143	$–		$750,000		$1,100,000	$1,872,410	$1,779,218
Average interest rate	6.9%	7.1%	2.7%			8.0%		7.7%
Variable rate:
ABL Facility (c)	$–	$–	$–	$339,200	$	−	$	−	$339,200	$339,200
Term Loan Facility (a,d,e)	9,008	12,010	12,010	12,010		12,010		1,122,940	1,179,988	1,150,488
Other (f)	750	–	–	–		–		–	750	750
	$9,758	$12,010	$12,010	$351,210		$12,010		$1,122,940	$1,519,938	$1,490,438

(a)	The expected maturities exclude total debt issuance costs, net of accumulated amortization, of approximately $4 million.
(b)	Calculated based upon the net present value of future principal and interest payments using an average interest rate of 2.6%.
(c)

Interest on borrowings under the Company’s ABL Facility is payable at a rate per annum equal to the applicable margin plus, at the Company’s option, either: (1) LIBOR determined by reference to the costs of funds for Eurodollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, or (2) a base rate determined by reference to the highest of: (a) the prime rate of JPMorgan Chase Bank, N.A., (b) the federal funds effective rate plus one-half of 1.00% and (c) LIBOR as described in subclause (1) plus 1.00%. At March 31, 2016, the applicable margin for borrowings under the ABL Facility was 2.00% with respect to LIBOR borrowings and 1.00% with respect to base rate borrowings. The applicable margin is subject to adjustment each fiscal quarter, based upon average historical excess availability during the preceding quarter.

(d)

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

(e)

In December 2011, the Company entered into two interest rate swap agreements to hedge its floating interest rate on an aggregate of $225 million of debt outstanding under the Prior Term Loan Facility. The interest rate swaps had an effective date of January 9, 2012, expired on January 11, 2016 and no longer apply to the Term Loan Facility. The Company was required to make payments based upon a fixed interest rate of 1.8925% calculated on the notional amount of $225 million. In exchange, the Company received interest on $225 million at a variable interest rate that was based upon the three-month LIBOR, subject to a minimum rate of 1.5%. These interest rate swaps were replaced in January 2016 as set forth below. In March 2014, the Company entered into an additional interest rate swap agreement to hedge its floating interest rate on an aggregate of $400 million of debt outstanding under the Term Loan Facility. On April 8, 2014, the Company completed a novation of a portion of its $400 million swap agreement to two new counterparties, each in the amount of $125 million. The original swap contract was not amended, terminated or otherwise modified. The interest rate swap had an effective date of April 9, 2014, will expire on April 9, 2018 and continues to apply to the Term Loan Facility. The Company is required to make payments based upon a fixed interest rate of 1.867% calculated on the notional amount of $400 million. In exchange, the Company will receive interest on $400 million at a variable interest rate that is based upon the three-month LIBOR, subject to a minimum rate of 1.0%. In January 2016, the Company entered into three interest rate swap agreements to hedge its floating interest rate on an aggregate of $325 million of debt outstanding under its Term Loan Facility, which replaced the previous $225 million aggregate swap that expired on January 11, 2016. The interest rate swaps have an effective date of January 11, 2016, and expire on January 9, 2021. The Company is required to make payments based upon a fixed interest rate of 1.862% and 1.855% calculated on the notional amount of $175 million and $150 million, respectively. In exchange, the Company will receive interest on $325 million at a variable interest rate that is based upon the three-month LIBOR rate, subject to a minimum rate of 1.0%.

(f)	Interest based upon prime less 0.5%.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures and Changes in Internal Control Over Financial Reporting

The Company has carried out an evaluation under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2016, the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, are effective.

There has been no change in the Company’s internal control over financial reporting during the Company’s quarter ended March 31, 2016, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

The Company provides services in a highly regulated industry and is a party to various legal actions and regulatory and other governmental and internal audits and investigations in the ordinary course of business (including investigations resulting from the Company’s obligation to self-report suspected violations of law). The Company cannot predict the ultimate outcome of pending litigation and regulatory and other governmental and internal audits and investigations. The DOJ, CMS or other federal and state enforcement and regulatory agencies may conduct additional investigations related to the Company’s businesses in the future. These matters could potentially subject the Company to sanctions, damages, recoupments, fines and other penalties (some of which may not be covered by insurance), which may, either individually or in the aggregate, have a material adverse effect on the Company’s business, financial position, results of operations, and liquidity. See note 14 of the notes to unaudited condensed consolidated financial statements for a description of pending legal proceedings, governmental reviews, audits and investigations to which the Company is subject.

RehabCare investigation by U.S. Department of Justice

On January 12, 2016, the Company entered into the Settlement Agreement with the United States, to resolve the pending DOJ investigation concerning the operations of RehabCare, a therapy services company acquired by the Company on June 1, 2011. Under the Settlement Agreement, the Company paid the Settlement Payment of $125 million, plus accrued interest from August 31, 2015, at the rate of 1.875% per annum to the United States during the first quarter of 2016. Also under the Settlement Agreement, the United States released the Company from any civil or administrative monetary liability arising from the Covered Conduct. In connection with the resolution of this matter, and in exchange for the OIG’s agreement not to exclude the Company or its subsidiaries from participating in the federal healthcare programs, on January 11, 2016, the Company entered into the RehabCare CIA. See note 14 of the notes to unaudited consolidated financial statements for additional information regarding the Settlement Agreement and the RehabCare CIA.

In connection with the Settlement Agreement, RehabCare has received requests for indemnification from some of its current and former customers related to alleged damages stemming from payments made by these customers to the DOJ and the related legal and other costs. At this time, the Company has recorded an estimated aggregate loss contingency reserve of $6 million for these matters. No estimate of the possible loss in excess of the amount accrued can be made regarding these matters at this time. There is no certainty about the timing or likelihood of any definitive resolutions relating to these indemnification claims. The Company disputes the allegations in these indemnification claims and will defend these and any related claims vigorously.

Shareholder derivative action

On March 16, 2016, a shareholder derivative action (previously defined as the “Complaint”) was filed against certain of the Company’s current and former officers and directors in circuit court for Jefferson County, Kentucky. The Complaint also names the Company as a nominal defendant. The Complaint alleges that the named current and former officers and directors of the Company breached their respective duties of good faith, loyalty and candor, and other general fiduciary duties owed to the Company and its shareholders by, among other things, failing to exercise reasonable and prudent supervision over the management, polices and controls of the Company in order to detect practices that existed at RehabCare resulting in the Company having to enter into two separate settlement agreements with the DOJ. The Company disputes the allegations made in the Complaint and will defend this action and any related claims vigorously.

PART II.  OTHER INFORMATION (Continued)

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total number of shares (or units) purchased (a)	Average price paid per share (or unit) (b)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
Month #1 (January 1 – January 31)	12,225	$9.66	–	$–
Month #2 (February 1 – February 29)	122,195	9.03	–	–
Month #3 (March 1 – March 31)	122,896	11.67	–	–
Total	257,316	$10.32	–	$–

(a)

These amounts represent shares of the Company’s common stock, par value $0.25 per share, withheld to offset tax withholding obligations that are triggered upon the vesting and release of service-based and performance-based restricted share awards previously granted under the Company’s stock-based compensation plans for its employees (the “Withheld Shares”). The total tax withholding obligation is calculated by dividing the closing price of the Company’s common stock on the New York Stock Exchange on the applicable vesting date to determine the total number of Withheld Shares required to satisfy such withholding obligation.

(b)	The average price per share for each period was calculated by dividing the sum of the aggregate value of the Withheld Shares by the total number of Withheld Shares.

PART II.  OTHER INFORMATION (Continued)

Item 6. Exhibits

Exhibit number	Description of document
10.1

Amendment No. 4 to the Third Amendment and Restatement of the Kindred Deferred Compensation Plan, effective as of January 1, 2016 (incorporated by reference to Exhibit 10.12 to the Company’s Form 10-K for the year ended December 31, 2015 (Comm. File No. 001-14057)).

10.2

Employment Agreement dated as of January 1, 2016 by and between Kindred Healthcare Operating, Inc. and Joseph L. Landenwich (incorporated by reference to Exhibit 10.22 to the Company’s Form 10-K for the year ended December 31, 2015 (Comm. File No. 001-14057)).

10.3

Employment Agreement dated as of January 1, 2016 by and between Kindred Healthcare Operating, Inc. and Peter K. Kalmey (incorporated by reference to Exhibit 10.33 to the Company’s Form 10-K for the year ended December 31, 2015 (Comm. File No. 001-14057)).

10.4

Change-in-Control Severance Agreement dated as of January 1, 2016 by and between Kindred Healthcare Operating, Inc. and Peter K. Kalmey (incorporated by reference to Exhibit 10.34 to the Company’s Form 10-K for the year ended December 31, 2015 (Comm. File No. 001-14057)).

10.5

Kindred Healthcare, Inc. Director Fee Deferral Plan, effective as of January 1, 2016 (incorporated by reference to Exhibit 10.84 to the Company’s Form 10-K for the year ended December 31, 2015 (Comm. File No. 001-14057)).

10.6

Corporate Integrity Agreement, effective as of January 11, 2016, by and between the Office of Inspector General of the Department of Health and Human Services, RehabCare Group, Inc. and Kindred Healthcare, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 12, 2016 (Comm. File No. 001-14057)).

10.7

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

10.8

Change-in-Control Severance Agreement dated as of February 2, 2016 by and between Kindred Healthcare Operating, Inc. and David A. Causby (incorporated by reference to Exhibit 10.38 to the Company’s Form 10-K for the year ended December 31, 2015 (Comm. File No. 001-14057)).

10.9*	Employee Retention Agreement, dated as of March 30, 2016, by and between Kindred Healthcare Operating, Inc. and David A. Causby.

10.10

Amendment No. 2 to Second Amended and Restated Master Lease Agreement No. 1, dated April 3, 2016, among Kindred Healthcare, Inc., Kindred Healthcare Operating, Inc. and Ventas Realty, Limited Partnership (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 4, 2016 (Comm. File No. 001-14057)).

10.11

Amendment No. 3 to Second Amended and Restated Master Lease Agreement No. 1, dated April 3, 2016, among Kindred Healthcare, Inc., Kindred Healthcare Operating, Inc. and Ventas Realty, Limited Partnership (incorporated  by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 4, 2016 (Comm. File No. 001-14057)).

10.12

Amendment No. 1 to Second Amended and Restated Master Lease Agreement No. 2, dated April 3, 2016, among Kindred Healthcare, Inc., Kindred Healthcare Operating, Inc. and Ventas Realty, Limited Partnership (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 4, 2016 (Comm. File No. 001-14057)).

10.13

Amendment No. 2 to Amended and Restated Master Lease Agreement No. 5, dated April 3, 2016, among Kindred Healthcare, Inc., Kindred Healthcare Operating, Inc. and Ventas Realty, Limited Partnership (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on April 4, 2016 (Comm. File No. 001-14057)).

PART II.  OTHER INFORMATION (Continued)

Exhibit number	Description of document
10.14

Amendment No. 3 to Amended and Restated Master Lease Agreement No. 5, dated April 3, 2016, among Kindred Healthcare, Inc., Kindred Healthcare Operating, Inc. and Ventas Realty, Limited Partnership (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on April 4, 2016 (Comm. File No. 001-14057)).

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

KINDRED HEALTHCARE, INC.
Date: May 9, 2016	/S/ Benjamin A. Breier
Benjamin A. Breier
President and Chief Executive Officer
Date: May 9, 2016	/S/ Stephen D. Farber
Stephen D. Farber
Executive Vice President, Chief Financial Officer