Form 10-Q
period 2016-06-30
KINDRED HEALTHCARE, INC
filed 2016-08-08
CIK 1060009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at July 31, 2016
Common stock, $0.25 par value	85,253,198 shares

1 of 83

KINDRED HEALTHCARE, INC.

FORM 10-Q

INDEX

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited):
	Condensed Consolidated Statement of Operations – for the three months ended June 30, 2016 and 2015 and for the six months ended June 30, 2016 and 2015	3
	Condensed Consolidated Statement of Comprehensive Income (Loss) – for the three months ended June 30, 2016 and 2015 and for the six months ended June 30, 2016 and 2015	4
	Condensed Consolidated Balance Sheet –June 30, 2016 and December 31, 2015	5
	Condensed Consolidated Statement of Cash Flows – for the three months ended June 30, 2016 and 2015 and for the six months ended June 30, 2016 and 2015	6
	Notes to Condensed Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	46
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	79
Item 4.	Controls and Procedures	80
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	81
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	81
Item 6.	Exhibits	82

KINDRED HEALTHCARE, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenues	$1,842,070	$1,833,475	$3,680,041	$3,509,442
Salaries, wages and benefits	928,954	935,687	1,855,168	1,782,780
Supplies	99,410	98,237	198,826	191,508
Rent	100,555	96,402	198,323	188,542
Other operating expenses	217,850	212,117	432,551	409,844
General and administrative expenses (exclusive of depreciation and amortization expense included below)	338,672	334,805	694,199	740,907
Other income	(511)	(569)	(1,463)	(1,049)
Litigation contingency expense	930	3,925	2,840	98,925
Impairment charges	6,131	-	13,919	6,726
Depreciation and amortization	40,257	38,625	80,938	77,560
Interest expense	58,056	57,170	115,555	119,688
Investment income	(497)	(1,030)	(751)	(1,771)
	1,789,807	1,775,369	3,590,105	3,613,660
Income (loss) from continuing operations before income taxes	52,263	58,106	89,936	(104,218)
Provision (benefit) for income taxes	17,882	24,396	29,718	(3,340)
Income (loss) from continuing operations	34,381	33,710	60,218	(100,878)
Discontinued operations, net of income taxes:
Income (loss) from operations	3,016	(589)	2,434	(4,013)
Gain (loss) on divestiture of operations	(83)	983	179	983
Income (loss) from discontinued operations	2,933	394	2,613	(3,030)
Net income (loss)	37,314	34,104	62,831	(103,908)
(Earnings) loss attributable to noncontrolling interests:
Continuing operations	(13,522)	(11,735)	(26,036)	(20,582)
Discontinued operations	(3)	2	(5)	31
	(13,525)	(11,733)	(26,041)	(20,551)
Income (loss) attributable to Kindred	$23,789	$22,371	$36,790	$(124,459)
Amounts attributable to Kindred stockholders:
Income (loss) from continuing operations	$20,859	$21,975	$34,182	$(121,460)
Income (loss) from discontinued operations	2,930	396	2,608	(2,999)
Net income (loss)	$23,789	$22,371	$36,790	$(124,459)
Earnings (loss) per common share:
Basic:
Income (loss) from continuing operations	$0.24	$0.25	$0.39	$(1.47)
Discontinued operations:
Income (loss) from operations	0.03	(0.01)	0.03	(0.05)
Gain (loss) on divestiture of operations	-	0.01	-	0.01
Income (loss) from discontinued operations	0.03	-	0.03	(0.04)
Net income (loss)	$0.27	$0.25	$0.42	$(1.51)

Diluted:
Income (loss) from continuing operations	$0.23	$0.25	$0.38	$(1.47)
Discontinued operations:
Income (loss) from operations	0.03	(0.01)	0.03	(0.05)
Gain (loss) on divestiture of operations	-	0.01	-	0.01
Income (loss) from discontinued operations	0.03	-	0.03	(0.04)
Net income (loss)	$0.26	$0.25	$0.41	$(1.51)
Shares used in computing earnings (loss) per common share:
Basic	86,836	86,045	86,713	82,828
Diluted	87,500	86,402	87,374	82,828
Cash dividends declared and paid per common share	$0.12	$0.12	$0.24	$0.24

See accompanying notes.

KINDRED HEALTHCARE, INC.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Net income (loss)	$37,314	$34,104	$62,831	$(103,908)
Other comprehensive income (loss):
Available-for-sale securities (Note 9):
Change in unrealized investment gains (losses)	573	(144)	1,183	137
Reclassification of (gains) losses realized in net income (loss)	(4)	5	131	-
Net change	569	(139)	1,314	137
Interest rate swaps (Note 1):
Change in unrealized gains (losses)	313	728	(5,783)	(1,264)
Reclassification of ineffectiveness realized in net income (loss)	-	32	-	29
Reclassification of (gains) losses realized in net income (loss), net of payments	2	12	393	(12)
Net change	315	772	(5,390)	(1,247)
Income tax expense (benefit) related to items of other comprehensive income (loss)	(322)	(237)	1,816	450
Other comprehensive income (loss)	562	396	(2,260)	(660)
Comprehensive income (loss)	37,876	34,500	60,571	(104,568)
Earnings attributable to noncontrolling interests	(13,525)	(11,733)	(26,041)	(20,551)
Comprehensive income (loss) attributable to Kindred	$24,351	$22,767	$34,530	$(125,119)

See accompanying notes.

KINDRED HEALTHCARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

(In thousands, except per share amounts)

	June 30,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$100,056	$98,758
Insurance subsidiary investments	96,330	106,638
Accounts receivable less allowance for loss of $64,851 ─ June 30, 2016 and $62,896 ─ December 31, 2015	1,264,540	1,194,868
Inventories	28,178	27,791
Income taxes	11,223	11,790
Other	70,384	61,054
	1,570,711	1,500,899

Property and equipment	2,165,547	2,162,398
Accumulated depreciation	(1,226,072)	(1,190,402)
	939,475	971,996

Goodwill	2,690,202	2,669,810
Intangible assets less accumulated amortization of $107,784 ─ June 30, 2016 and $94,221 ─ December 31, 2015	781,203	755,655
Assets held for sale	4,459	613
Insurance subsidiary investments	199,075	204,498
Deferred tax assets	81,324	104,130
Acquisition deposit	-	18,489
Other	281,073	242,169
Total assets (a)	$6,547,522	$6,468,259
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$196,952	$187,061
Salaries, wages and other compensation	419,251	404,925
Due to third party payors	33,136	36,251
Professional liability risks	60,367	64,099
Other accrued liabilities	271,972	394,246
Long-term debt due within one year	27,793	24,630
	1,009,471	1,111,212

Long-term debt	3,218,679	3,086,348
Professional liability risks	277,844	263,273
Deferred credits and other liabilities	312,001	301,379

Commitments and contingencies (Note 11)

Equity:
Stockholder's equity:
Common stock, $0.25 par value; authorized 175,000 shares; issued 85,266 shares ─ June 30, 2016 and 83,792 shares ─ December 31, 2015	21,317	20,948
Capital in excess of par value	1,724,018	1,737,747
Accumulated other comprehensive loss	(4,892)	(2,632)
Accumulated deficit	(219,514)	(256,209)
	1,520,929	1,499,854
Noncontrolling interests	208,598	206,193
Total equity	1,729,527	1,706,047
Total liabilities (a) and equity	$6,547,522	$6,468,259

(a)

The Company’s consolidated assets as of June 30, 2016 and December 31, 2015 include total assets of variable interest entities of $401.1 million and $389.0 million, respectively, which can only be used to settle the obligations of the variable interest entities. The Company’s consolidated liabilities as of June 30, 2016 and December 31, 2015 include total liabilities of variable interest entities of $46.5 million and $39.7 million, respectively. See note 1 of the notes to unaudited condensed consolidated financial statements.

See accompanying notes.

KINDRED HEALTHCARE, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(In thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Cash flows from operating activities:
Net income (loss)	$37,314	$34,104	$62,831	$(103,908)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation expense	34,435	31,313	68,392	63,458
Amortization of intangible assets	5,957	7,536	12,783	14,468
Amortization of stock-based compensation costs	5,639	6,746	10,043	12,570
Amortization of deferred financing costs	3,708	3,539	7,275	6,601
Payment of capitalized lender fees related to debt issuance	(7,333)	-	(7,333)	(28,012)
Provision for doubtful accounts	9,221	10,511	20,946	18,803
Deferred income taxes	17,802	21,130	29,298	(4,450)
Impairment charges	6,131	-	13,919	6,726
(Gain) loss on divestiture of discontinued operations	83	(983)	(179)	(983)
Other	656	4,975	959	6,972
Change in operating assets and liabilities:
Accounts receivable	(13,229)	(7,733)	(101,121)	(39,389)
Inventories and other assets	(10,161)	(17,608)	(15,393)	35,414
Accounts payable	23,077	(12,900)	12,456	(12,435)
Income taxes	707	1,923	780	(3,845)
Due to third party payors	351	(3,554)	(4,492)	(18,973)
Other accrued liabilities	20,670	21,380	(109,198)	7,760
Net cash provided by (used in) operating activities	135,028	100,379	1,966	(39,223)
Cash flows from investing activities:
Routine capital expenditures	(28,724)	(24,500)	(46,830)	(45,269)
Development capital expenditures	(8,707)	(518)	(18,726)	(6,306)
Acquisitions, net of cash acquired	(1,372)	(2,684)	(27,711)	(661,755)
Acquisition deposits	-	-	18,489	195,000
Sale of assets	142	2,229	1,223	3,177
Proceeds from senior unsecured notes offering held in escrow	-	-	-	1,350,000
Interest in escrow for senior unsecured notes	-	-	-	23,438
Purchase of insurance subsidiary investments	(20,154)	(16,911)	(52,995)	(42,829)
Sale of insurance subsidiary investments	15,713	12,764	46,603	34,793
Net change in insurance subsidiary cash and cash equivalents	13,201	(5,205)	23,159	(5,763)
Net change in other investments	583	175	(33,398)	199
Other	792	(798)	(1,127)	(793)
Net cash provided by (used in) investing activities	(28,526)	(35,448)	(91,313)	843,892
Cash flows from financing activities:
Proceeds from borrowings under revolving credit	244,300	347,700	778,000	1,155,150
Repayment of borrowings under revolving credit	(524,600)	(360,100)	(827,700)	(970,150)
Proceeds from issuance of term loan, net of discount	198,100	-	198,100	199,000
Proceeds from other long-term debt	-	-	750	-
Repayment of Gentiva debt	-	-	-	(1,177,363)
Repayment of term loan	(3,508)	(6,005)	(6,511)	(6,005)
Repayment of other long-term debt	(270)	(459)	(550)	(900)
Payment of deferred financing costs	(141)	(445)	(292)	(2,983)
Issuance of common stock in connection with employee benefit plans	-	139	-	205
Payment of costs associated with issuance of common stock and tangible equity units	-	-	-	(915)
Payment of dividend for mandatory redeemable preferred stock	(2,853)	(2,654)	(5,654)	(5,432)
Dividends paid	(10,225)	(10,027)	(20,293)	(20,002)
Contributions made by noncontrolling interests	1,900	-	6,268	-
Distributions to noncontrolling interests	(14,231)	(10,119)	(30,546)	(21,138)
Purchase of noncontrolling interests	-	-	(1,000)	-
Other	-	50	73	1,212
Net cash provided by (used in) financing activities	(111,528)	(41,920)	90,645	(849,321)
Change in cash and cash equivalents	(5,026)	23,011	1,298	(44,652)
Cash and cash equivalents at beginning of period	105,082	96,525	98,758	164,188
Cash and cash equivalents at end of period	$100,056	$119,536	$100,056	$119,536
Supplemental information:
Interest payments	$33,796	$31,640	$107,472	$66,450
Income tax payments	1,297	909	1,109	1,139
Issuance of common stock in Gentiva Merger (see Note 2)	-	2,353	-	177,441
Non-cash contribution made by noncontrolling interest	-	-	2,800	-

See accompanying notes.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

Business

Kindred Healthcare, Inc. is a healthcare services company that through its subsidiaries operates transitional care (“TC”) hospitals, a home health, hospice and community care business, inpatient rehabilitation hospitals (“IRFs”), a contract rehabilitation services business, nursing centers, and assisted living facilities across the United States (collectively, the “Company” or “Kindred”). At June 30, 2016, the Company’s hospital division operated 97 TC hospitals (certified as long-term acute care (“LTAC”) hospitals under the Medicare program) in 22 states. The Company’s Kindred at Home division primarily provided home health, hospice, and community care services from 617 sites of service in 40 states. The Company’s Kindred Rehabilitation Services division operated 19 IRFs and 105 hospital-based acute rehabilitation units (“ARUs”) (certified as IRFs), and provided rehabilitation services primarily in hospitals and long-term care settings in 46 states. The Company’s nursing center division operated 92 nursing centers and seven assisted living facilities in 19 states.

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

Discontinued operations

The Company has completed several transactions related to the divestiture of unprofitable hospitals and nursing centers to improve its future operating results. For accounting purposes, the operating results of these businesses and the gains or losses associated with these transactions were classified as discontinued operations in the accompanying unaudited condensed consolidated statement of operations for all periods presented in accordance with the authoritative guidance in effect through December 31, 2014. Effective January 1, 2015, the authoritative guidance modified the requirements for reporting discontinued operations. A disposal is now required to be reported in discontinued operations only if the disposal represents a strategic shift that has (or will have) a major effect on the Company’s operations and financial results.

Assets held for sale at June 30, 2016 have been measured at the lower of carrying value or estimated fair value less costs of disposal and have been classified as held for sale in the accompanying unaudited condensed consolidated balance sheet. See Note 4 for a summary of discontinued operations.

Recently issued accounting requirements

In June 2016, the Financial Accounting Standards Board (the “FASB”) issued authoritative guidance for accounting for credit losses on financial instruments. The new guidance introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments and modifies the impairment model for available-for-sale debt securities. The new guidance is effective for annual periods beginning after December 15, 2019 and early adoption is permitted beginning after December 15, 2018. The Company is still evaluating its transition approach and the impact of adoption on its business, financial position, results of operations, and liquidity.

In May 2016, the FASB finalized its amendments to the guidance in the new revenue standard on contracts with customers and specifically, collectability, non-cash consideration, presentation of sales taxes, and completed contracts. The amendments are intended to reduce the risk of diversity in practice and the cost and complexity of applying certain aspects of the revenue standard. The amendments have the same effective date and transition requirements as the new revenue standard, which is effective for interim and annual periods beginning on or after December 15, 2017 with early adoption permitted on or after December 15, 2016. The Company is still assessing whether it will elect the full retrospective or modified adoption approach and the impact of the adoption of the new revenue standard on its business, financial position, results of operations, and liquidity.

In March 2016, the FASB issued authoritative guidance that requires the tax effects related to share-based payments to be recorded through the income statement at settlement. Under the new guidance, tax benefits in excess of or less than the tax effect of compensation expenses will no longer be recorded in equity for purpose of simplification, which is expected to reduce administrative complexities but could increase the volatility of income tax expense. The new guidance is effective for annual and interim periods beginning after December 15, 2016 and early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s business, financial position, results of operations, or liquidity.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION (Continued)

Recently issued accounting requirements (Continued)

In March 2016, the FASB finalized its amendments to the guidance in the new revenue standard on assessing whether an entity is a principal or an agent in a revenue transaction. Under the new amendments, the FASB confirmed that a principal in an arrangement controls a good or service before it is transferred to a customer but revised the structure of indicators when an entity is the principal. The amendments have the same effective date and transition requirements as the new revenue standard, which is effective for annual and interim periods beginning on or after December 15, 2017, with early adoption permitted on or after December 15, 2016. The Company is still assessing whether it will elect the full retrospective or modified adoption approach and the impact of the adoption of the new revenue standard on its business, financial position, results of operations, and liquidity.

In March 2016, the FASB issued authoritative guidance that eliminates the requirement to apply the equity method of accounting retrospectively when a reporting entity obtains significant influence over a previously held investment. Under the new guidance, the equity method of accounting should be applied prospectively from the date significant influence is obtained. The new guidance is effective for annual and interim periods beginning after December 15, 2016 and early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s business, financial position, results of operations, or liquidity.

In March 2016, the FASB issued authoritative guidance clarifying that a change in the counterparty to a derivative contract, in and of itself, does not require the dedesignation of a hedging relationship. Under the new guidance, an entity will still need to evaluate whether it is possible that the counterparty will perform under the contract as part of the assessment for hedge accounting. The new guidance is effective for annual and interim periods beginning after December 15, 2016 and early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s business, financial position, results of operations, or liquidity.

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

In January 2016, the FASB issued amended authoritative guidance which makes targeted improvements for financial instruments. The new provisions impact certain aspects of recognition, measurement, presentation and disclosure requirements of financial instruments. Specifically, the guidance will (1) require equity investments to be measured at fair value with changes in fair value recognized in net income, (2) simplify the impairment assessment of equity investments without readily determinable fair values, (3) eliminate the requirement to disclose the method and assumptions used to estimate fair value for financial instruments measured at amortized cost, and (4) require separate presentation of financial assets and financial liabilities by measurement category. The guidance is effective for annual and interim periods beginning after December 15, 2017, and early adoption is not permitted. The adoption of this standard is not expected to have a material impact on the Company’s business, financial position, results of operations, or liquidity.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION (Continued)

Recently issued accounting requirements (Continued)

In May 2014, the FASB issued authoritative guidance which changes the requirements for recognizing revenue when entities enter into contracts with customers. Under the new provisions, an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. It also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In July 2015, the FASB finalized a one-year deferral of the new revenue standard with an updated effective date for interim and annual periods beginning on or after December 15, 2017. Entities are not permitted to adopt the standard earlier than the original effective date, which was on or after December 15, 2016. The Company is still assessing whether it will elect the full retrospective or modified adoption approach and the impact of the adoption of the new revenue standard on its business, financial position, results of operations, and liquidity.

Equity

The following table sets forth the changes in equity attributable to noncontrolling interests and equity attributable to Kindred stockholders for the six months ended June 30, 2016 and 2015 (in thousands):

For the six months ended June 30, 2016	Amounts attributable to Kindred stockholders	Noncontrolling interests	Total equity
Balance at December 31, 2015	$1,499,854	$206,193	$1,706,047
Comprehensive income:
Net income	36,790	26,041	62,831
Other comprehensive loss	(2,260)	-	(2,260)
	34,530	26,041	60,571
Shares tendered by employees for statutory tax withholdings upon issuance of common stock	(2,829)	-	(2,829)
Income tax provision in connection with the issuance of common stock under employee benefit plans	(142)	-	(142)
Stock-based compensation amortization	10,043	-	10,043
Dividends paid	(20,293)	-	(20,293)
Contributions made by noncontrolling interests	-	9,068	9,068
Distributions to noncontrolling interests	-	(30,546)	(30,546)
Purchase of noncontrolling interests	(234)	(2,158)	(2,392)
Balance at June 30, 2016	$1,520,929	$208,598	$1,729,527

For the six months ended June 30, 2015
Balance at December 31, 2014	$1,441,867	$44,105	$1,485,972
Comprehensive income (loss):
Net income (loss)	(124,459)	20,551	(103,908)
Other comprehensive loss	(660)	-	(660)
	(125,119)	20,551	(104,568)
Issuance of common stock in connection with employee benefit plans	205	-	205
Shares tendered by employees for statutory tax withholdings upon issuance of common stock	(7,357)	-	(7,357)
Income tax provision in connection with the issuance of common stock under employee benefit plans	(665)	-	(665)
Stock-based compensation amortization	12,570	-	12,570
Dividends paid	(20,002)	-	(20,002)
Acquired noncontrolling interests	-	149,817	149,817
Distributions to noncontrolling interests	-	(21,138)	(21,138)
Issuance of common stock in Gentiva Merger	177,441	-	177,441
Balance at June 30, 2015	$1,478,940	$193,335	$1,672,275

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

 NOTE 1 – BASIS OF PRESENTATION (Continued)

Derivative financial instruments

In March 2014, the Company entered into an interest rate swap agreement to hedge its floating interest rate on an aggregate of $400 million of debt outstanding under its Third Amended and Restated Term Loan Facility (as defined below). On April 8, 2014, the Company completed a novation of a portion of its $400 million swap agreement to two new counterparties, each in the amount of $125 million. The original swap contract was not amended, terminated, or otherwise modified. The interest rate swap had an effective date of April 9, 2014, will expire on April 9, 2018, and continues to apply to the Term Loan Facility (as defined below). The Company is required to make payments based upon a fixed interest rate of 1.867% calculated on the notional amount of $400 million. In exchange, the Company will receive interest on $400 million at a variable interest rate that is based upon the three-month London Interbank Offered Rate (“LIBOR”), subject to a minimum rate of 1.0%. The Company determined these interest rate swaps continue to qualify for cash flow hedge accounting treatment at June 30, 2016.

In January 2016, the Company entered into three interest rate swap agreements to hedge its floating interest rate on an aggregate of $325 million of debt outstanding under its Fourth Amended and Restated Term Loan Facility (as defined below). The interest rate swaps have an effective date of January 11, 2016, and expire on January 9, 2021. The Company is required to make payments based upon a fixed interest rate of 1.862% and 1.855% calculated on the notional amount of $175 million and $150 million, respectively. In exchange, the Company will receive interest on $325 million at a variable interest rate that is based upon the three-month LIBOR rate, subject to a minimum rate of 1.0%. The Company determined these interest rate swaps continue to qualify for cash flow hedge accounting treatment at June 30, 2016.

The Company records the effective portion of the gain or loss on these derivative financial instruments in accumulated other comprehensive income (loss) as a component of stockholders’ equity and records the ineffective portion of the gain or loss on these derivative financial instruments as interest expense. For the three months and six months ended June 30, 2016 and 2015, the ineffectiveness related to the interest rate swaps was immaterial.

The aggregate fair value of the interest rate swaps recorded in other accrued liabilities was $10.3 million and $4.5 million at June 30, 2016 and December 31, 2015, respectively. See Note 12.

As used herein, (1) the “Term Loan Facility” refers to the Fifth Amended and Restated Term Loan Facility dated as of June 14, 2016, (2) the “Fourth Amended and Restated Term Loan Facility” refers to the Third Amended and Restated Term Loan Facility, as amended and restated as of November 25, 2014, and as further amended as of March 10, 2015, and (3) the “Third Amended and Restated Term Loan Facility” refers to a previous $225 million senior secured term loan facility dated as of June 1, 2011, as amended as of October 4, 2012, and as further amended and restated as of May 30, 2013, August 21, 2013, and April 9, 2014.

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

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION (Continued)

Variable interest entities (Continued)

In January 2015, the Company completed the acquisition of Centerre Healthcare Corporation (“Centerre”), which operated 11 IRFs. The Company opened two IRFs during 2015 and one additional IRF during the six months ended June 30, 2016. Each entity operating an IRF is subject to a partnership and a management services agreement with the Company. Under United States generally accepted accounting principles (“GAAP”), the Company determined that all of the entities acquired or opened qualify as VIEs and that the Company is the primary beneficiary in all but one arrangement. The Company holds an equity interest and acts as manager in each of the entities. Through the management services agreement, the Company is delegated necessary responsibilities to provide management services, administrative services and direction of the day-to-day operations. Based on the Company’s assessment of the most significant activities of the IRFs, the manager has the ability to direct the majority of those activities in 13 of the entities.

The analysis upon which the consolidation determination rests is complex, involves uncertainties, and requires significant judgment on various matters, some of which could be subject to different interpretations.

The carrying amounts and classifications of the assets and liabilities of the consolidated VIEs are as follows (in thousands):

	June 30,	December 31,
	2016	2015
Assets:
Current assets:
Cash and cash equivalents	$46,114	$36,798
Accounts receivable, net	33,752	36,085
Inventories	1,718	1,576
Other	4,381	3,001
	85,965	77,460
Property and equipment, net	17,467	17,100
Goodwill	275,375	271,717
Intangible assets, net	22,257	22,675
Other	33	54
Total assets	$401,097	$389,006
Liabilities:
Current liabilities:
Accounts payable	$32,090	$26,291
Salaries, wages and other compensation	2,078	3,261
Other accrued liabilities	3,453	2,784
Long-term debt due within one year	1,823	1,106
	39,444	33,442
Long-term debt	756	1,274
Deferred credits and other liabilities	6,273	4,971
Total liabilities	$46,473	$39,687

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

Correction of December 31, 2015 balance sheet

During the second quarter ended June 30, 2016, the Company corrected the balance sheet presentation of capitalized lender fees related to debt issuance. These amounts were previously presented as other long-term assets in the Company’s consolidated balance sheet, and the Company has determined that they should have been presented as a contra account to long-term debt similar to a debt discount.

The Company concluded that the correction was not material to any prior annual or interim period and therefore, amendments of previously filed reports are not required. In accordance with Accounting Standards Codification 250, Presentation of Financial Statements, the Company has corrected all prior periods presented. Periods not presented herein will be corrected, as applicable, in future filings. The correction had no impact on total equity, results of operations, or cash flows.

The impact of this correction on the Company’s consolidated balance sheet as of December 31, 2015 was as follows:

	As previously reported	Adjustment	As revised
Other long-term assets	$289,133	$(46,964)	$242,169
Total assets	6,515,223	(46,964)	6,468,259
Long-term debt	3,133,312	(46,964)	3,086,348
Total liabilities and equity	6,515,223	(46,964)	6,468,259

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

The Company used the net proceeds from the Financing Transactions to fund the Cash Consideration for the Gentiva Merger, repay Gentiva’s existing debt, and pay related transaction fees and expenses.

Operating results in the second quarter of 2016 included transaction and integration costs totaling $1.4 million, and retention and severance costs totaling $0.3 million related to the Gentiva Merger. Operating results for the six months ended June 30, 2016 included transaction and integration costs totaling $2.4 million and retention and severance costs totaling $0.9 million related to the Gentiva Merger. Operating results in the second quarter of 2015 included transaction and integration costs totaling $2.0 million, retention and severance costs totaling $2.4 million, and a lease termination charge of $0.2 million related to the Gentiva Merger. Operating results for the six months ended June 30, 2015 included transaction and integration costs totaling $34.1 million, retention and severance costs totaling $56.9 million, a lease termination charge of $0.8 million and financing costs totaling $23.4 million related to the Gentiva Merger. Transaction, integration, retention and severance costs were recorded as general and administrative expenses, the lease termination charge was recorded as rent expense and financing costs were recorded as general and administrative expenses ($6.0 million) and as interest expense ($17.4 million).

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

(Unaudited)

NOTE 2 – GENTIVA MERGER (Continued)

Purchase price allocation (Continued)

The unaudited pro forma net effect of the Gentiva Merger assuming the acquisition occurred as of January 1, 2014 is as follows (in thousands, except per share amounts):

	Three months ended	Six months ended
	June 30,	June 30,
	2015	2015
Revenues	$1,833,475	$3,671,141
Income (loss) from continuing operations attributable to Kindred	25,011	(9,768)
Income (loss) attributable to Kindred	25,407	(12,767)
Earnings (loss) per common share:
Basic:
Income (loss) from continuing operations	0.29	(0.11)
Net income (loss)	0.29	(0.15)
Diluted:
Income (loss) from continuing operations	0.29	(0.11)
Net income (loss)	0.29	(0.15)

The unaudited pro forma financial data have been derived by combining the historical financial results of the Company and the operations acquired in the Gentiva Merger for the periods presented. The unaudited pro forma financial data presented excludes transaction, integration, retention and severance costs, a lease termination charge, and financing costs totaling $132.2 million incurred by both the Company and Gentiva in connection with the Gentiva Merger. These costs have been eliminated from the results of operations for 2015 and have been reflected as expenses incurred as of January 1, 2014 for purposes of the pro forma financial presentation. Revenues and earnings before interest, income taxes, transaction, integration, retention, and severance costs associated with Gentiva aggregated $550.2 million and $72.9 million, respectively, in the second quarter of 2016 and $520.1 million and $64.7 million, respectively, in the second quarter of 2015. Revenues and earnings before interest, income taxes, transaction, integration, retention, and severance costs associated with Gentiva aggregated $1.1 billion and $134.2 million, respectively, for the six months ended June 30, 2016 and $855.0 million and $101.2 million, respectively, for 2015 since the date of the Gentiva Merger.

NOTE 3 – OTHER ACQUISITIONS

The following is a summary of the Company’s other acquisition activities. The operating results of the acquired businesses have been included in the accompanying unaudited condensed consolidated financial statements of the Company from the respective acquisition dates. The purchase price of acquired businesses resulted from negotiations with each of the sellers that were based upon both the historical and expected future cash flows of the respective businesses. Each of these acquisitions was financed through operating cash flows and borrowings under the Company’s ABL Facility (as defined below in Note 10). Unaudited pro forma financial data related to the acquired businesses have not been presented because the acquisitions are not material, either individually or in the aggregate, to the Company’s consolidated financial statements.

On June 20, 2016, the Company entered into a definitive agreement to acquire home health operations from the Arkansas Department of Health, which includes licenses to provide home health, hospice and personal care services throughout the state of Arkansas, for approximately $39 million. The Company completed this acquisition on August 1, 2016.

In June 2016, the Company acquired five LTAC hospitals (233 licensed beds) operated by Select Medical Holdings Corporation (“Select”) and sold three of its LTAC hospitals (255 licensed beds) to Select. In connection with the facility swap with Select, the Company recorded a gain of $1.1 million ($0.7 million net of income taxes) during the second quarter of 2016.

The Company and Select are continuing to discuss the potential transfer of one additional hospital to Select. However, if the transfer is not consummated, the Company has to pay Select $6 million. The $6 million potential cash payment is currently reflected in other accrued liabilities. The Company anticipates closing the transaction by the end of the third quarter of 2016.

During the six months ended June 30, 2016, the Company acquired four home health and hospice businesses for $26.3 million in cash. The Company also acquired a hospice business in exchange for $9.0 million of outstanding accounts receivable owed to the Company.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 3 – OTHER ACQUISITIONS (Continued)

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

NOTE 4 – DIVESTITURES AND DISCONTINUED OPERATIONS

Divestitures

On April 3, 2016, the Company entered into a definitive agreement to sell 12 LTAC hospitals (the “Hospitals”) to Curahealth, LLC (“Curahealth”), an affiliate of a private investment firm sponsored by Nautic Partners, LLC, for $27.5 million. The Hospitals have, in aggregate, 783 licensed beds in Arizona, Louisiana, Massachusetts, Oklahoma, Pennsylvania, and Tennessee.

In connection with the sale of the Hospitals, the Company entered into amendments to certain of its master lease agreements with Ventas, Inc. (“Ventas”) on April 3, 2016 to transition the operations of seven of the Hospitals which are leased from Ventas (the “Leased Hospitals”). Six of the Leased Hospitals are leased under master lease agreement No. 5 and one is leased under master lease agreement No. 1. The Leased Hospitals will remain leased under the applicable master lease agreement until the closing of the sale to Curahealth. The Company paid a fee to Ventas of $3.5 million upon signing of the amendments and will pay an additional $2.958 million upon the closing of the sale of the Leased Hospitals. Ventas will pay the Company 50% of the sales proceeds for the real estate (after deduction of Ventas’s closing costs) attributed to the Leased Hospitals in the sale, which is anticipated to be immaterial.

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

The Company is currently permitted to cease operating the Leased Hospitals, but these Leased Hospitals will otherwise remain subject to the applicable master lease agreement until their scheduled expiration dates. If such sale to Curahealth does not occur, the Company and Ventas will continue to attempt to identify a purchaser for the Leased Hospitals, and share the net proceeds of any such sale.

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

The Company estimates that it will recognize a non-cash pretax impairment charge to property and equipment of approximately $25 million to $30 million, of which $7.8 million was recorded during the six months ended June 30, 2016. In addition, the Company estimates that it will recognize a pretax loss on disposal of $20 million to $25 million which includes a non-cash pretax write-off of both goodwill and other intangible assets of $12 million to $17 million allocable to the Hospitals.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 4 – DIVESTITURES AND DISCONTINUED OPERATIONS (Continued)

Discontinued operations

In accordance with the authoritative guidance for the impairment or disposal of long-lived assets, the divestitures of unprofitable businesses discussed in Note 1 have been accounted for as discontinued operations. Accordingly, the results of operations of these businesses for all periods presented and the gains or losses associated with these transactions have been classified as discontinued operations, net of income taxes, in the accompanying unaudited condensed consolidated statement of operations based upon the authoritative guidance which was in effect through December 31, 2014. Effective January 1, 2015, the authoritative guidance modified the requirements for reporting discontinued operations. A disposal is now required to be reported in discontinued operations only if the disposal represents a strategic shift that has (or will have) a major effect on the Company’s operations and financial results. As of June 30, 2016, the Company sold all facilities held for sale as discontinued operations.

On December 27, 2014, the Company entered into an agreement with Ventas to transition the operations under the leases for nine non-strategic nursing centers (the “2014 Expiring Facilities”). Each lease terminates when the operation of such nursing center is transferred to a new operator. At June 30, 2016, the Company had transferred the operations for all of the 2014 Expiring Facilities to new operators. The lease term for eight of the 2014 Expiring Facilities was scheduled to expire on April 30, 2018. The lease term for the ninth of the 2014 Expiring Facilities was scheduled to expire on April 30, 2020. For accounting purposes, the 2014 Expiring Facilities qualified as assets held for sale, and the Company reflected the operating results as discontinued operations in the accompanying unaudited condensed consolidated statement of operations for all historical periods. Under the terms of the agreement to transition the operations of the 2014 Expiring Facilities, the Company incurred a $40 million termination fee in exchange for the early termination of the leases, which was paid to Ventas in January 2015.

A summary of discontinued operations follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenues	$1,651	$12,282	$5,165	$23,999
Salaries, wages and benefits	57	5,979	1,779	12,571
Supplies	(1)	700	133	1,400
Rent	455	2,003	1,221	4,657
Other operating expenses	9	2,616	538	5,007
General and administrative expenses (income)	(3,989)	1,734	(2,767)	6,619
Depreciation	135	224	237	366
Interest expense	11	1	11	1
Investment income	-	(3)	(1)	(5)
	(3,323)	13,254	1,151	30,616
Income (loss) from operations before income taxes	4,974	(972)	4,014	(6,617)
Provision (benefit) for income taxes	1,958	(383)	1,580	(2,604)
Income (loss) from operations	3,016	(589)	2,434	(4,013)
Gain (loss) on divestiture of operations	(83)	983	179	983
Income (loss) from discontinued operations	2,933	394	2,613	(3,030)
(Earnings) loss attributable to noncontrolling interests	(3)	2	(5)	31
Income (loss) attributable to Kindred	$2,930	$396	$2,608	$(2,999)

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 4 – DIVESTITURES AND DISCONTINUED OPERATIONS (Continued)

Discontinued operations (Continued)

The following table sets forth certain discontinued operating data by business segment (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenues:
Hospital division	$422	$1,081	$882	$1,589
Nursing center division	1,229	11,201	4,283	22,410
	$1,651	$12,282	$5,165	$23,999
Segment EBITDAR:
Hospital division	$399	$500	$896	$422
Nursing center division	5,176	753	4,586	(2,020)
	$5,575	$1,253	$5,482	$(1,598)
Rent:
Hospital division	$465	$474	$927	$1,037
Nursing center division	(10)	1,529	294	3,620
	$455	$2,003	$1,221	$4,657
Depreciation:
Hospital division	$-	$-	$-	$-
Nursing center division	135	224	237	366
	$135	$224	$237	$366

Assets held for sale at June 30, 2016 relate to the pending sale of a medical office building. A summary of the net assets held for sale follows (in thousands):

	June 30,	December 31,
	2016	2015
Long-term assets:
Property and equipment, net	$4,459	$571
Other	-	42
	$4,459	$613

NOTE 5 – REVENUES

Revenues are recorded based upon estimated amounts due from patients and third party payors for healthcare services provided, including anticipated settlements under reimbursement agreements with Medicare, Medicaid, Medicare Advantage, Medicaid Managed, and other third party payors. Revenues under third party agreements are subject to examination and retroactive adjustment. Provisions for estimated third party adjustments are provided in the period the related services are rendered. Differences between the amounts accrued and subsequent settlements are recorded in the periods the interim or final settlements are determined.

A summary of revenues by payor type follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Medicare	$964,169	$937,384	$1,937,849	$1,757,975
Medicaid	201,883	212,809	400,479	400,223
Medicare Advantage	145,569	139,875	282,343	273,294
Medicaid Managed	64,359	50,764	124,934	94,401
Other	520,197	555,404	1,042,581	1,109,217
	1,896,177	1,896,236	3,788,186	3,635,110
Eliminations	(54,107)	(62,761)	(108,145)	(125,668)
	$1,842,070	$1,833,475	$3,680,041	$3,509,442

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 6 – EARNINGS (LOSS) PER SHARE AND DIVIDENDS

Earnings (loss) per common share are based upon the weighted average number of common shares outstanding during the respective periods. Because the Company reported a loss from continuing operations attributable to the Company for the six months ended June 30, 2015, the diluted calculation of earnings per common share excludes the dilutive impact of stock options and tangible equity units. The Company follows the provisions of the authoritative guidance for determining whether instruments granted in share-based payment transactions are participating securities, which requires that unvested restricted stock that entitles the holder to receive nonforfeitable dividends before vesting be included as a participating security in the basic and diluted earnings per common share calculation pursuant to the two-class method.

A computation of earnings (loss) per common share follows (in thousands, except per share amounts):

	Three months ended June 30,				Six months ended June 30,
	2016		2015		2016		2015
	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted
Earnings (loss):
Amounts attributable to Kindred stockholders:
Income (loss) from continuing operations:
As reported in Statement of Operations	$20,859	$20,859	$21,975	$21,975	$34,182	$34,182	$(121,460)	$(121,460)
Allocation to participating unvested restricted stockholders	(500)	(496)	(385)	(383)	(664)	(659)	-	-
Available to common stockholders	$20,359	$20,363	$21,590	$21,592	$33,518	$33,523	$(121,460)	$(121,460)
Discontinued operations, net of income taxes:
Income (loss) from operations:
As reported in Statement of Operations	$3,013	$3,013	$(587)	$(587)	$2,429	$2,429	$(3,982)	$(3,982)
Allocation to participating unvested restricted stockholders	(72)	(72)	10	10	(47)	(47)	-	-
Available to common stockholders	$2,941	$2,941	$(577)	$(577)	$2,382	$2,382	$(3,982)	$(3,982)
Gain (loss) on divestiture of operations:
As reported in Statement of Operations	$(83)	$(83)	$983	$983	$179	$179	$983	$983
Allocation to participating unvested restricted stockholders	2	2	(17)	(17)	(4)	(3)	-	-
Available to common stockholders	$(81)	$(81)	$966	$966	$175	$176	$983	$983
Income (loss) from discontinued operations:
As reported in Statement of Operations	$2,930	$2,930	$396	$396	$2,608	$2,608	$(2,999)	$(2,999)
Allocation to participating unvested restricted stockholders	(70)	(70)	(7)	(7)	(51)	(50)	-	-
Available to common stockholders	$2,860	$2,860	$389	$389	$2,557	$2,558	$(2,999)	$(2,999)
Net income (loss):
As reported in Statement of Operations	$23,789	$23,789	$22,371	$22,371	$36,790	$36,790	$(124,459)	$(124,459)
Allocation to participating unvested restricted stockholders	(570)	(566)	(392)	(390)	(715)	(709)	-	-
Available to common stockholders	$23,219	$23,223	$21,979	$21,981	$36,075	$36,081	$(124,459)	$(124,459)
Shares used in the computation:
Weighted average shares outstanding - basic computation	86,836	86,836	86,045	86,045	86,713	86,713	82,828	82,828
Dilutive effect of employee stock options		5		67		2		-
Dilutive effect of tangible equity units		659		290		659		-
Adjusted weighted average shares outstanding - diluted computation		87,500		86,402		87,374		82,828
Earnings (loss) per common share:
Income (loss) from continuing operations	$0.24	$0.23	$0.25	$0.25	$0.39	$0.38	$(1.47)	$(1.47)
Discontinued operations:
Income (loss) from operations	0.03	0.03	(0.01)	(0.01)	0.03	0.03	(0.05)	(0.05)
Gain (loss) on divestiture of operations	-	-	0.01	0.01	-	-	0.01	0.01
Income (loss) from discontinued operations	0.03	0.03	-	-	0.03	0.03	(0.04)	(0.04)
Net income (loss)	$0.27	$0.26	$0.25	$0.25	$0.42	$0.41	$(1.51)	$(1.51)
Number of antidilutive stock options and tangible equity units excluded from shares used in the diluted earnings (loss) per common share computation		1,037		816		1,067		2,573

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 6 – EARNINGS (LOSS) PER SHARE AND DIVIDENDS (Continued)

During the first half of 2016, the Company paid a cash dividend of $0.12 per common share on June 10, 2016 to shareholders of record as of the close of business on May 18, 2016 and also paid a cash dividend of $0.12 per common share on April 1, 2016 to shareholders.

During the first half of 2015, the Company paid a cash dividend of $0.12 per common share on June 10, 2015 to shareholders of record as of the close of business on May 20, 2015 and also paid a cash dividend of $0.12 per common share on April 1, 2015 to shareholders.

Future declarations of dividends will be subject to the approval of Kindred’s Board of Directors.

The Company made an installment payment on the Company’s Units on June 1, 2016 to holders of record on May 15, 2016, which consisted of a quarterly installment payment of $18.76 per Unit. The Company also made installment payments on the Company’s Units on March 1, 2016 and on June 1, 2015, each of which consisted of a quarterly installment payment of $18.75 per Unit. In addition, the Company also made an installment payment on the Company’s Units on March 2, 2015, which consisted of a quarterly installment payment of $18.75 per Unit, plus a one-time incremental payment of $1.25 per Unit for the period between November 25, 2014 and December 1, 2014, for a total payment of $20.00 per Unit. Each Unit is composed of a prepaid stock purchase contract (a “Purchase Contract”) and one share of 7.25% Mandatory Redeemable Preferred Stock, Series A (the “Mandatory Redeemable Preferred Stock”) having a final preferred stock installment payment date of December 1, 2017 and an initial liquidation preference of $201.58 per share of Mandatory Redeemable Preferred Stock. To the extent that any Unit has been separated into its constituent Purchase Contract and its constituent share of Mandatory Redeemable Preferred Stock, the installment payment is payable only on the constituent share of Mandatory Redeemable Preferred Stock.

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

For segment purposes, the Company defines segment EBITDAR as earnings before interest, income taxes, depreciation, amortization, and rent. Segment EBITDAR reported for each of the Company’s operating segments excludes litigation contingency expense, impairment charges, transaction costs, and the allocation of support center overhead.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 7 – BUSINESS SEGMENT DATA (Continued)

The following table sets forth certain data by business segment (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenues:
Hospital division	$633,695	$627,206	$1,276,994	$1,267,689
Kindred at Home:
Home health	438,556	427,820	868,591	728,687
Hospice	185,641	178,005	362,067	297,062
	624,197	605,825	1,230,658	1,025,749
Kindred Rehabilitation Services:
Kindred Hospital Rehabilitation Services	169,815	152,544	335,589	304,108
RehabCare	196,075	236,791	400,323	489,386
	365,890	389,335	735,912	793,494
Nursing center division	272,395	273,870	544,622	548,178
	1,896,177	1,896,236	3,788,186	3,635,110
Eliminations:
Kindred Hospital Rehabilitation Services	(23,472)	(23,201)	(47,185)	(47,203)
RehabCare	(28,811)	(38,262)	(57,633)	(76,051)
Nursing centers	(1,824)	(1,298)	(3,327)	(2,414)
	(54,107)	(62,761)	(108,145)	(125,668)
	$1,842,070	$1,833,475	$3,680,041	$3,509,442
Income (loss) from continuing operations:
Segment EBITDAR:
Hospital division	$126,589	$130,967	$261,160	$265,078
Kindred at Home:
Home health	75,790	72,329	142,731	118,025
Hospice	31,225	26,238	55,750	42,717
	107,015	98,567	198,481	160,742
Kindred Rehabilitation Services:
Kindred Hospital Rehabilitation Services	50,469	44,531	98,339	89,095
RehabCare	13,269	14,681	25,256	30,389
	63,738	59,212	123,595	119,484
Nursing center division	29,652	39,877	59,752	76,840
Support center	(66,804)	(70,209)	(137,612)	(136,774)
Litigation contingency expense	(930)	(3,925)	(2,840)	(98,925)
Impairment charges	(6,131)	-	(13,919)	(6,726)
Transaction costs	(2,495)	(5,216)	(4,616)	(99,918)
EBITDAR	250,634	249,273	484,001	279,801
Rent	(100,555)	(96,402)	(198,323)	(188,542)
Depreciation and amortization	(40,257)	(38,625)	(80,938)	(77,560)
Interest, net	(57,559)	(56,140)	(114,804)	(117,917)
Income (loss) from continuing operations before income taxes	52,263	58,106	89,936	(104,218)
Provision (benefit) for income taxes	17,882	24,396	29,718	(3,340)
	$34,381	$33,710	$60,218	$(100,878)

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 7 – BUSINESS SEGMENT DATA (Continued)

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Rent:
Hospital division	$53,759	$51,404	$105,704	$102,858
Kindred at Home:
Home health	9,055	9,547	17,754	16,040
Hospice	4,487	4,726	8,922	7,865
	13,542	14,273	26,676	23,905
Kindred Rehabilitation Services:
Kindred Hospital Rehabilitation Services	8,896	7,509	17,659	14,882
RehabCare	893	1,010	1,772	2,009
	9,789	8,519	19,431	16,891
Nursing center division	22,982	21,383	45,454	42,881
Support center	483	823	1,058	2,007
	$100,555	$96,402	$198,323	$188,542
Depreciation and amortization:
Hospital division	$13,070	$13,531	$26,269	$28,007
Kindred at Home:
Home health	3,877	4,273	8,113	7,866
Hospice	1,525	1,482	3,125	2,938
	5,402	5,755	11,238	10,804
Kindred Rehabilitation Services:
Kindred Hospital Rehabilitation Services	3,526	3,314	7,047	6,732
RehabCare	1,983	1,924	3,972	3,835
	5,509	5,238	11,019	10,567
Nursing center division	7,215	6,962	14,468	14,456
Support center	9,061	7,139	17,944	13,726
	$40,257	$38,625	$80,938	$77,560

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 7 – BUSINESS SEGMENT DATA (Continued)

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Capital expenditures, excluding acquisitions (including discontinued operations):
Hospital division:
Routine	$6,410	$6,080	$11,850	$14,890
Development	-	-	-	-
	6,410	6,080	11,850	14,890
Kindred at Home:
Home health:
Routine	1,318	859	3,709	1,111
Development	-	-	-	-
	1,318	859	3,709	1,111
Hospice:
Routine	620	445	1,291	482
Development	-	-	-	-
	620	445	1,291	482
Kindred Rehabilitation Services:
Kindred Hospital Rehabilitation Services:
Routine	377	28	678	275
Development	6,125	40	10,371	61
	6,502	68	11,049	336
RehabCare:
Routine	332	246	507	716
Development	-	-	-	-
	332	246	507	716
Nursing center division:
Routine	4,595	4,342	7,761	9,408
Development	1,266	478	5,338	6,245
	5,861	4,820	13,099	15,653
Support center:
Routine:
Information systems	11,898	12,022	17,713	17,570
Other	3,174	478	3,321	817
Development	1,316	-	3,017	-
	16,388	12,500	24,051	18,387
Totals:
Routine	28,724	24,500	46,830	45,269
Development	8,707	518	18,726	6,306
	$37,431	$25,018	$65,556	$51,575

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 7 – BUSINESS SEGMENT DATA (Continued)

	June 30,	December 31,
	2016	2015
Assets at end of period:
Hospital division	$1,648,741	$1,633,801
Kindred at Home:
Home health	1,464,540	1,435,176
Hospice	947,958	922,710
	2,412,498	2,357,886
Kindred Rehabilitation Services:
Kindred Hospital Rehabilitation Services	815,670	802,686
RehabCare	334,494	347,738
	1,150,164	1,150,424
Nursing center division	496,720	494,066
Support center	839,399	832,082
	$6,547,522	$6,468,259
Goodwill:
Hospital division	$635,432	$628,519
Kindred at Home:
Home health	908,580	905,989
Hospice	646,237	639,006
	1,554,817	1,544,995
Kindred Rehabilitation Services:
Kindred Hospital Rehabilitation Services	499,953	496,296
RehabCare	-	-
	499,953	496,296
	$2,690,202	$2,669,810

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

The provision for loss for insurance risks, including the cost of coverage maintained with unaffiliated commercial insurance carriers, follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Professional liability:
Continuing operations	$23,843	$14,465	$45,128	$31,289
Discontinued operations	(3,109)	(741)	(3,024)	(667)
Workers compensation:
Continuing operations	$12,090	$14,266	$29,005	$28,856
Discontinued operations	(870)	(415)	(675)	(6)

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 8 – INSURANCE RISKS (Continued)

A summary of the assets and liabilities related to insurance risks included in the accompanying unaudited condensed consolidated balance sheet follows (in thousands):

	June 30, 2016			December 31, 2015
	Professional liability	Workers compensation	Total	Professional liability	Workers compensation	Total
Assets:
Current:
Insurance subsidiary investments	$58,599	$37,731	$96,330	$61,889	$44,749	$106,638
Reinsurance and other recoverables	6,671	1,223	7,894	9,282	1,020	10,302
Other	-	50	50	-	100	100
	65,270	39,004	104,274	71,171	45,869	117,040
Non-current:
Insurance subsidiary investments	95,303	103,772	199,075	82,207	122,291	204,498
Reinsurance and other recoverables	99,310	91,194	190,504	90,387	86,943	177,330
Deposits	4,225	28,890	33,115	3,980	4,337	8,317
Other	-	-	-	-	38	38
	198,838	223,856	422,694	176,574	213,609	390,183
	$264,108	$262,860	$526,968	$247,745	$259,478	$507,223
Liabilities:
Allowance for insurance risks:
Current	$60,367	$48,570	$108,937	$64,099	$48,770	$112,869
Non-current	277,844	209,126	486,970	263,273	206,079	469,352
	$338,211	$257,696	$595,907	$327,372	$254,849	$582,221

Provisions for loss for professional liability risks retained by the Company’s limited purpose insurance subsidiary have been discounted based upon actuarial estimates of claim payment patterns using a discount rate of 1%. The discount rate is based upon the risk-free interest rate for the respective year. Amounts equal to the discounted loss provision are funded annually. The Company does not fund the portion of professional liability risks related to estimated claims that have been incurred but not reported. Accordingly, these liabilities are not discounted. If the Company did not discount any of the allowances for professional liability risks, these balances would have approximated $340.8 million at June 30, 2016 and $329.9 million at December 31, 2015.

Provisions for loss for workers compensation risks retained by the Company’s limited purpose insurance subsidiary are not discounted and amounts equal to the loss provision are funded annually.

NOTE 9 – INSURANCE SUBSIDIARY INVESTMENTS

The Company maintains investments, consisting principally of cash and cash equivalents, debt securities, equities, and certificates of deposit for the payment of claims and expenses related to professional liability and workers compensation risks. These investments have been categorized as available-for-sale and are reported at fair value.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 9 – INSURANCE SUBSIDIARY INVESTMENTS (Continued)

The cost for equities, amortized cost for debt securities and estimated fair value of the Company’s insurance subsidiary investments follows (in thousands):

	June 30, 2016				December 31, 2015
	Cost	Unrealized gains	Unrealized losses	Fair value	Cost	Unrealized gains	Unrealized losses	Fair value
Cash and cash equivalents (a)	$162,870	$-	$-	$162,870	$186,029	$-	$-	$186,029
Debt securities:
Corporate bonds	58,852	164	(3)	59,013	46,940	5	(122)	46,823
U.S. Treasury notes	26,551	72	-	26,623	33,386	-	(55)	33,331
Debt securities issued by U.S. government agencies	19,049	69	-	19,118	22,497	-	(43)	22,454
	104,452	305	(3)	104,754	102,823	5	(220)	102,608
Equities by industry:
Consumer	3,231	296	(34)	3,493	2,271	182	(36)	2,417
Healthcare	2,210	163	(43)	2,330	1,896	116	(37)	1,975
Technology	2,079	108	(71)	2,116	1,533	66	(98)	1,501
Industrials	2,143	141	(176)	2,108	1,994	86	(157)	1,923
Financial services	2,083	110	(137)	2,056	1,854	55	(81)	1,828
Energy	1,035	158	(6)	1,187	1,015	-	(15)	1,000
Other	4,617	237	(116)	4,738	3,849	26	(268)	3,607
	17,398	1,213	(583)	18,028	14,412	531	(692)	14,251
Certificates of deposit	9,749	4	-	9,753	8,250	-	(2)	8,248
	$294,469	$1,522	$(586)	$295,405	$311,514	$536	$(914)	$311,136

(a)Includes $10.0 million and $29.6 million of money market funds at June 30, 2016 and December 31, 2015, respectively.

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

The Company considered the severity and duration of its unrealized losses at June 30, 2016 and recognized pretax other-than-temporary-impairments of $0.2 million during the six months ended June 30, 2016 for various investments held in its insurance subsidiary investment portfolio. These investments were determined to be impaired after considering the duration of the declines in values and the likelihood of near term price recovery of each investment. Because the Company considered the remaining unrealized losses at June 30, 2016 to be temporary, the Company did not record any additional impairment losses related to these investments. The Company considered the severity and duration of its unrealized losses at June 30, 2015 for various investments held in its insurance subsidiary investment portfolio and determined that these unrealized losses were temporary and did not record any impairment losses related to these investments.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 10 – LONG-TERM DEBT

Term Loan Amendment Agreement

On June 14, 2016, the Company entered into a fifth amendment and restatement agreement (the “Term Loan Amendment Agreement”) among the Company, the other credit parties party thereto, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the lenders party thereto. The Term Loan Amendment Agreement amends and restates the Fourth Amended and Restated Term Loan Facility to provide for, among other things, (1) additional joint venture flexibility, including an increased ability to enter into and make investments in joint ventures that are non-guarantor restricted subsidiaries and to incur debt and liens of such joint ventures and other non-guarantor restricted subsidiaries, (2) an increase in the size of a basket for asset sales from 15% to 25% of consolidated total assets, (3) maintaining a maximum total leverage ratio of 6.00:1.00 for each quarterly measurement date after the date of such amendment, (4) a prepayment premium of 1.00% in connection with any repricing transaction within six months of the closing date, and (5) an incremental term loan in an aggregate principal amount of $200 million.

The incremental term loan under the Term Loan Amendment Agreement was issued with 95 basis points of original issue discount (“OID”) and has the same terms as, and is fungible with, the $1.18 billion in aggregate principal amount of term loans that were outstanding under the Fourth Amended and Restated Term Loan Facility immediately prior to the effectiveness of the Term Loan Amendment Agreement. The net proceeds from the incremental term loan were used to repay a portion of the Company’s outstanding borrowings under its ABL Facility (as defined below).

ABL Amendment Agreement

Also on June 14, 2016, the Company entered into a fourth amendment and restatement agreement (the “ABL Amendment Agreement”) among the Company, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the lenders party thereto. The ABL Amendment Agreement amends and restates the ABL Credit Agreement dated as of June 1, 2011 (as amended by that certain Amendment No. 1 to the ABL Credit Agreement dated as of October 4, 2012 and as amended and restated by that certain Amendment and Restatement Agreement dated as of August 21, 2013, that certain Second Amendment and Restatement Agreement dated as of April 9, 2014 and that certain Third Amendment and Restatement Agreement dated as of October 31, 2014, and as further amended by that certain Incremental ABL Joinder dated as of December 12, 2014 and that certain Amendment No. 2 dated as of June 3, 2015), among the Company, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the lenders party thereto (the “Prior ABL Facility”).

The ABL Amendment Agreement amends and restates the Prior ABL Facility (as amended and restated, the “ABL Facility”) to provide for, among other things, (1) additional joint venture flexibility, including an increased ability to enter into and make investments in joint ventures that are non-guarantor restricted subsidiaries and to incur debt and liens of such joint ventures and other non-guarantor restricted subsidiaries, and (2) an increase in the size of a basket for asset sales from 15% to 25% of consolidated total assets.

Incremental Term Loan Amendment

On March 10, 2015, the Company entered into an incremental amendment agreement, which provided for an incremental term loan in an aggregate principal amount of $200 million under its Fourth Amended and Restated Term Loan Facility. The Company used the net proceeds of the incremental term loan to repay outstanding borrowings under its Prior ABL Facility. The incremental term loan was issued with 50 basis points of OID and has the same terms as, and is fungible with, all other term loans outstanding under the Company’s Term Loan Facility.

Amendment to Notes due 2022

On April 9, 2014, the Company completed a private placement of $500 million aggregate principal amount of 6.375% senior notes due 2022 (the “Notes due 2022”). The Notes due 2022 were issued pursuant to the indenture dated April 9, 2014 (the “2022 Indenture”) among the Company, the guarantors party thereto (the “2022 Guarantors”), and Wells Fargo Bank, National Association, as trustee.

On January 30, 2015, following the receipt of sufficient consents to approve the proposed amendments (the “Amendments”), the Company, the 2022 Guarantors, and Wells Fargo Bank, National Association, as trustee, entered into the first supplemental indenture (the “2022 Notes Supplemental Indenture”) to the 2022 Indenture. The 2022 Notes Supplemental Indenture conforms certain covenants, definitions, and other terms in the 2022 Indenture to the covenants, definitions, and terms contained in the indentures governing the Notes (as defined in Note 13). The Amendments became operative following the consummation of the Gentiva Merger.

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

Legal and regulatory proceedings – The Company is a party to various legal actions and regulatory and other governmental and internal audits and investigations in the ordinary course of business (including investigations resulting from the Company’s obligation to self-report suspected violations of law). The Company cannot predict the ultimate outcome of pending litigation and regulatory and other governmental and internal audits and investigations. The U.S. Department of Justice (the “DOJ”), the Centers for Medicare and Medicaid Services (“CMS”) or other federal and state enforcement and regulatory agencies may conduct additional investigations related to the Company’s businesses in the future. These matters could potentially subject the Company to sanctions, damages, recoupments, fines, and other penalties (some of which may not be covered by insurance), which may, either individually or in the aggregate, have a material adverse effect on the Company’s business, financial position, results of operations, and liquidity. See Note 14.

Other indemnifications – In the ordinary course of business, the Company enters into contracts containing standard indemnification provisions and indemnifications specific to a transaction, such as a disposal of an operating facility. These indemnifications may cover claims related to employment-related matters, governmental regulations, environmental issues, and tax matters, as well as patient, third party payor, supplier, and contractual relationships. The Company also is subject to indemnity claims under contracts with its Kindred Rehabilitation Services division customers related to the provision of its services. Obligations under these indemnities generally are initiated by a breach of the terms of a contract or by a third party claim or event. These indemnifications could potentially subject the Company to damages and other payments which may, either individually or in the aggregate, have a material adverse effect on the Company’s business, financial position, results of operations, or liquidity.

Income taxes – The Company is subject to various federal and state income tax audits in the ordinary course of business. Such audits could result in increased tax payments, interest, and penalties.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 12 – FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)

The Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis and any associated losses are summarized below (in thousands):

	Fair value measurements
	Level 1	Level 2	Level 3	Assets/liabilities at fair value	Total losses
June 30, 2016
Recurring:
Assets:
Available-for-sale debt securities:
Corporate bonds	$-	$59,013	$-	$59,013	-
U.S. Treasury notes	26,623	-	-	26,623	-
Debt securities issued by U.S. government agencies	-	19,118	-	19,118	-
	26,623	78,131	-	104,754	-
Available-for-sale equity securities	18,028	-	-	18,028	-
Money market funds	11,602	-	-	11,602	-
Certificates of deposit	-	9,753	-	9,753	-
Total available-for-sale investments	56,253	87,884	-	144,137	-
Deposits held in money market funds	100	4,125	-	4,225	-
	$56,353	$92,009	$-	$148,362	-
Liabilities:
Contingent consideration liability	$-	$-	$(4,824)	$(4,824)	$-
Interest rate swaps	-	(10,256)	-	(10,256)	-
	$-	$(10,256)	$(4,824)	$(15,080)	$-
Non-recurring:
Assets:
Intangible assets - certificates of need	$-	$-	$641	$641	$(3,559)
Property and equipment	-	-	25,543	25,543	(10,360)
	$-	$-	$26,184	$26,184	$(13,919)
Liabilities	$-	$-	$-	$-	$-
December 31, 2015
Recurring:
Assets:
Available-for-sale debt securities:
Corporate bonds	$-	$46,823	$-	$46,823	-
U.S. Treasury notes	33,331	-	-	33,331	-
Debt securities issued by U.S. government agencies	-	22,454	-	22,454	-
	33,331	69,277	-	102,608	-
Available-for-sale equity securities	14,251	-	-	14,251	-
Money market funds	31,429	-	-	31,429	-
Certificates of deposit	-	8,248	-	8,248	-
Total available-for-sale investments	79,011	77,525	-	156,536	-
Deposits held in money market funds	100	3,880	-	3,980	-
	$79,111	$81,405	$-	$160,516	-
Liabilities:
Contingent consideration liability	$-	$-	$(6,437)	$(6,437)	-
Interest rate swaps	-	(4,472)	-	(4,472)	-
	$-	$(4,472)	$(6,437)	$(10,909)	-
Non-recurring:
Assets:
Intangible assets - trade names	$-	$-	$98,774	$98,774	$(24,757)
Liabilities	$-	$-	$-	$-	$-

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 12 – FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)

Recurring measurements

The Company’s available-for-sale investments held by its limited purpose insurance subsidiaries consist of debt securities, equities, money market funds, and certificates of deposit. These available-for-sale investments and the insurance subsidiaries’ cash and cash equivalents of $152.9 million as of June 30, 2016 and $156.4 million as of December 31, 2015, classified as insurance subsidiary investments, are maintained for the payment of claims and expenses related to professional liability and workers compensation risks.

The Company also has available-for-sale investments totaling $1.6 million as of June 30, 2016 and $1.8 million as of December 31, 2015 related to a deferred compensation plan that is maintained for certain of the Company’s current and former employees.

The fair value of actively traded debt and equity securities and money market funds is based upon quoted market prices and is generally classified as Level 1. The fair value of inactively traded debt securities and certificates of deposit is based upon either quoted market prices of similar securities or observable inputs such as interest rates using either a market or income valuation approach and is generally classified as Level 2. The Company’s investment advisors obtain and review pricing for each security. The Company is responsible for the determination of fair value and as such the Company reviews the pricing information from its advisors in determining reasonable estimates of fair value. Based upon the Company’s internal review procedures, there were no adjustments to the prices during the three months or six months ended June 30, 2016 or June 30, 2015.

The Company’s deposits held in money market funds consist primarily of cash and cash equivalents held for the Company’s insurance programs and for general corporate purposes.

The Company acquired a contingent consideration liability in the Gentiva Merger from a prior acquisition by Gentiva with an initial estimated fair value of $7.9 million. The fair value is determined using a discounted cash flow approach utilizing Level 2 and Level 3 inputs which includes observable market discount rates, fixed payment schedules, and assumptions based on achieving certain predefined performance criteria. As of June 30, 2016, the fair value of the Level 2 and 3 contingent consideration liability was $4.8 million. The change in fair value in the second quarter of 2016 consists of $0.1 million in accrued interest included in interest expense in the accompanying unaudited condensed consolidated statement of operations. A one percent change in the discount rate used to calculate the accretion of the present value of the contingent consideration liability would have an impact on the fair value of approximately $0.1 million.

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

	June 30, 2016		December 31, 2015
(In thousands)	Carrying value	Fair value	Carrying value	Fair value
Cash and cash equivalents	$100,056	$100,056	$98,758	$98,758
Insurance subsidiary investments	295,405	295,405	311,136	311,136
Long-term debt, including amounts due within one year (excluding capital lease obligations totaling $0.7 million and $0.8 million at June 30, 2016 and December 31, 2015, respectively)	3,245,759	3,191,708	3,110,130	2,978,890

Non-recurring measurements

During the second quarter of 2016, the Company recorded an asset impairment charge of $2.6 million related to the pending sale of a medical office building. This charge reflects the amount by which the carrying value of the property exceeded its estimated fair value. The fair value of the property was measured using Level 3 input of the pending offer.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 12 – FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)

Non-recurring measurements (Continued)

During the second quarter of 2016, the Company also recorded an impairment charge of $3.5 million related to certificates of need for two hospitals as part of the annual indefinite-lived intangible assets impairment review at May 1. This charge reflects the amount by which the carrying value of the certificates of need exceeded its estimated fair value. The fair value of the certificates of need was measured using Level 3 inputs such as operating cash flows.

During the six months ended June 30, 2016, the Company recorded asset impairment charges of $7.8 million related to the planned sale of 12 LTAC hospitals. These charges reflect the amount by which the carrying value of certain property and equipment exceeded its estimated fair value. The fair value of property and equipment was measured using Level 3 inputs, primarily replacement costs.

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

The following unaudited condensed consolidating financial data present the financial position of the parent company/issuer, the guarantor subsidiaries and the non-guarantor subsidiaries as of June 30, 2016 and December 31, 2015, and the respective results of operations and cash flows for the three months and six months ended June 30, 2016 and June 30, 2015.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 13 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)

	Three months ended June 30, 2016
(In thousands)	Parent company/ issuer	Guarantor subsidiaries	Non-guarantor subsidiaries	Consolidating and eliminating adjustments	Consolidated
Revenues	$-	$1,603,272	$264,326	$(25,528)	$1,842,070
Salaries, wages and benefits	-	866,928	62,026	-	928,954
Supplies	-	85,967	13,443	-	99,410
Rent	-	79,307	21,248	-	100,555
Other operating expenses	-	189,064	28,786	-	217,850
General and administrative expenses	-	259,447	104,753	(25,528)	338,672
Other (income) expense	-	138	(649)	-	(511)
Litigation contingency expense	-	930	-	-	930
Impairment charges	-	3,559	2,572	-	6,131
Depreciation and amortization	-	37,664	2,593	-	40,257
Management fees	-	(2,359)	2,359	-	-
Intercompany interest (income) expense from affiliates	(54,805)	43,147	11,658	-	-
Interest expense (income)	58,053	(27)	30	-	58,056
Investment income	-	(111)	(386)	-	(497)
Equity in net income of consolidating affiliates	(25,759)	-	-	25,759	-
	(22,511)	1,563,654	248,433	231	1,789,807
Income from continuing operations before income taxes	22,511	39,618	15,893	(25,759)	52,263
Provision (benefit) for income taxes	(1,278)	18,876	284	-	17,882
Income from continuing operations	23,789	20,742	15,609	(25,759)	34,381
Discontinued operations, net of income taxes:
Income (loss) from operations	-	3,027	(11)	-	3,016
Loss on divestiture of operations	-	(83)	-	-	(83)
Income (loss) from discontinued operations	-	2,944	(11)	-	2,933
Net income	23,789	23,686	15,598	(25,759)	37,314
Earnings attributable to noncontrolling interests:
Continuing operations	-	-	(13,522)	-	(13,522)
Discontinued operations	-	-	(3)	-	(3)
	-	-	(13,525)	-	(13,525)
Income attributable to Kindred	$23,789	$23,686	$2,073	$(25,759)	$23,789
Comprehensive income	$24,351	$23,686	$15,968	$(26,129)	$37,876
Comprehensive income attributable to Kindred	$24,351	$23,686	$2,443	$(26,129)	$24,351

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 13 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) (Continued)

	Three months ended June 30, 2015
(In thousands)	Parent company/ issuer	Guarantor subsidiaries	Non-guarantor subsidiaries	Consolidating and eliminating adjustments	Consolidated
Revenues	$-	$1,615,664	$243,893	$(26,082)	$1,833,475
Salaries, wages and benefits	-	876,994	58,693	-	935,687
Supplies	-	85,711	12,526	-	98,237
Rent	-	77,736	18,666	-	96,402
Other operating expenses	-	184,998	27,119	-	212,117
General and administrative expenses	-	262,124	98,763	(26,082)	334,805
Other (income) expense	-	214	(783)	-	(569)
Litigation contingency expense	-	3,925	-	-	3,925
Depreciation and amortization	-	36,216	2,409	-	38,625
Management fees	-	(4,262)	4,262	-	-
Intercompany interest (income) expense from affiliates	(52,529)	40,919	11,610	-	-
Interest expense	57,097	13	60	-	57,170
Investment income	-	(798)	(232)	-	(1,030)
Equity in net income of consolidating affiliates	(25,142)	-	-	25,142	-
	(20,574)	1,563,790	233,093	(940)	1,775,369
Income from continuing operations before income taxes	20,574	51,874	10,800	(25,142)	58,106
Provision (benefit) for income taxes	(1,797)	26,059	134	-	24,396
Income from continuing operations	22,371	25,815	10,666	(25,142)	33,710
Discontinued operations, net of income taxes:
Loss from operations	-	(418)	(171)	-	(589)
Gain on divestiture of operations	-	983	-	-	983
Income (loss) from discontinued operations	-	565	(171)	-	394
Net income	22,371	26,380	10,495	(25,142)	34,104
(Earnings) loss attributable to noncontrolling interests:
Continuing operations	-	-	(11,735)	-	(11,735)
Discontinued operations	-	-	2	-	2
	-	-	(11,733)	-	(11,733)
Income (loss) attributable to Kindred	$22,371	$26,380	$(1,238)	$(25,142)	$22,371
Comprehensive income	$22,767	$26,380	$10,405	$(25,052)	$34,500
Comprehensive income (loss) attributable to Kindred	$22,767	$26,380	$(1,328)	$(25,052)	$22,767

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 13 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) (Continued)

	Six months ended June 30, 2016
(In thousands)	Parent company/ issuer	Guarantor subsidiaries	Non-guarantor subsidiaries	Consolidating and eliminating adjustments	Consolidated
Revenues	$-	$3,209,845	$521,253	$(51,057)	$3,680,041
Salaries, wages and benefits	-	1,732,433	122,735	-	1,855,168
Supplies	-	172,309	26,517	-	198,826
Rent	-	156,448	41,875	-	198,323
Other operating expenses	-	376,904	55,647	-	432,551
General and administrative expenses	-	537,708	207,548	(51,057)	694,199
Other (income) expense	-	304	(1,767)	-	(1,463)
Litigation contingency expense	-	2,840	-	-	2,840
Impairment charges	-	11,347	2,572	-	13,919
Depreciation and amortization	-	75,659	5,279	-	80,938
Management fees	-	(4,726)	4,726	-	-
Intercompany interest (income) expense from affiliates	(110,504)	86,985	23,519	-	-
Interest expense (income)	115,513	(17)	59	-	115,555
Investment income	-	(215)	(536)	-	(751)
Equity in net income of consolidating affiliates	(39,828)	-	-	39,828	-
	(34,819)	3,147,979	488,174	(11,229)	3,590,105
Income from continuing operations before income taxes	34,819	61,866	33,079	(39,828)	89,936
Provision (benefit) for income taxes	(1,971)	30,967	722	-	29,718
Income from continuing operations	36,790	30,899	32,357	(39,828)	60,218
Discontinued operations, net of income taxes:
Income from operations	-	2,409	25	-	2,434
Gain on divestiture of operations	-	179	-	-	179
Income from discontinued operations	-	2,588	25	-	2,613
Net income	36,790	33,487	32,382	(39,828)	62,831
Earnings attributable to noncontrolling interests:
Continuing operations	-	-	(26,036)	-	(26,036)
Discontinued operations	-	-	(5)	-	(5)
	-	-	(26,041)	-	(26,041)
Income attributable to Kindred	$36,790	$33,487	$6,341	$(39,828)	$36,790
Comprehensive income	$34,530	$33,487	$33,236	$(40,682)	$60,571
Comprehensive income attributable to Kindred	$34,530	$33,487	$7,195	$(40,682)	$34,530

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 13 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) (Continued)

	Six months ended June 30, 2015
(In thousands)	Parent company/ issuer	Guarantor subsidiaries	Non-guarantor subsidiaries	Consolidating and eliminating adjustments	Consolidated
Revenues	$-	$3,072,350	$487,803	$(50,711)	$3,509,442
Salaries, wages and benefits	-	1,664,444	118,336	-	1,782,780
Supplies	-	166,155	25,353	-	191,508
Rent	-	151,165	37,377	-	188,542
Other operating expenses	-	356,646	53,198	-	409,844
General and administrative expenses	-	593,852	197,766	(50,711)	740,907
Other (income) expense	-	320	(1,369)	-	(1,049)
Litigation contingency expense	-	98,925	-	-	98,925
Impairment charges	-	6,726	-	-	6,726
Depreciation and amortization	-	72,651	4,909	-	77,560
Management fees	-	(9,596)	9,596	-	-
Intercompany interest (income) expense from affiliates	(103,041)	80,404	22,637	-	-
Interest expense	116,184	3,344	160	-	119,688
Investment income	-	(1,348)	(423)	-	(1,771)
Equity in net loss of consolidating affiliates	116,487	-	-	(116,487)	-
	129,630	3,183,688	467,540	(167,198)	3,613,660
Income (loss) from continuing operations before income taxes	(129,630)	(111,338)	20,263	116,487	(104,218)
Provision (benefit) for income taxes	(5,171)	1,545	286	-	(3,340)
Income (loss) from continuing operations	(124,459)	(112,883)	19,977	116,487	(100,878)
Discontinued operations, net of income taxes:
Loss from operations	-	(3,104)	(909)	-	(4,013)
Gain on divestiture of operations	-	983	-	-	983
Loss from discontinued operations	-	(2,121)	(909)	-	(3,030)
Net income (loss)	(124,459)	(115,004)	19,068	116,487	(103,908)
(Earnings) loss attributable to noncontrolling interests:
Continuing operations	-	-	(20,582)	-	(20,582)
Discontinued operations	-	-	31	-	31
	-	-	(20,551)	-	(20,551)
Loss attributable to Kindred	$(124,459)	$(115,004)	$(1,483)	$116,487	$(124,459)
Comprehensive income (loss)	$(125,119)	$(115,004)	$19,157	$116,398	$(104,568)
Comprehensive loss attributable to Kindred	$(125,119)	$(115,004)	$(1,394)	$116,398	$(125,119)

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 13 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Condensed Consolidating Balance Sheet

	As of June 30, 2016
(In thousands)	Parent company/ issuer	Guarantor subsidiaries	Non-guarantor subsidiaries	Consolidating and eliminating adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$-	$24,037	$76,019	$-	$100,056
Insurance subsidiary investments	-	-	96,330	-	96,330
Accounts receivable, net	-	1,106,827	157,713	-	1,264,540
Inventories	-	23,449	4,729	-	28,178
Income taxes	-	10,420	803	-	11,223
Other	-	60,521	9,863	-	70,384
	-	1,225,254	345,457	-	1,570,711
Property and equipment, net	-	881,687	57,788	-	939,475
Goodwill	-	2,118,459	571,743	-	2,690,202
Intangible assets, net	-	734,437	46,766	-	781,203
Assets held for sale	-	-	4,459	-	4,459
Insurance subsidiary investments	-	-	199,075	-	199,075
Intercompany	4,869,296	-	-	(4,869,296)	-
Deferred tax assets	-	73,503	7,821	-	81,324
Other	12,235	116,846	151,992	-	281,073
	$4,881,531	$5,150,186	$1,385,101	$(4,869,296)	$6,547,522
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$-	$109,691	$87,261	$-	$196,952
Salaries, wages and other compensation	-	360,175	59,076	-	419,251
Due to third party payors	-	33,136	-	-	33,136
Professional liability risks	-	5,086	55,281	-	60,367
Other accrued liabilities	80,408	172,997	18,567	-	271,972
Long-term debt due within one year	25,969	-	1,824	-	27,793
	106,377	681,085	222,009	-	1,009,471
Long-term debt	3,217,924	-	755	-	3,218,679
Intercompany/deficiency in earnings of consolidated subsidiaries	36,301	4,275,876	593,420	(4,905,597)	-
Professional liability risks	-	70,583	207,261	-	277,844
Deferred credits and other liabilities	-	177,374	134,627	-	312,001
Commitments and contingencies
Equity (deficit):
Stockholder's equity (deficit)	1,520,929	(54,732)	18,431	36,301	1,520,929
Noncontrolling interests	-	-	208,598	-	208,598
	1,520,929	(54,732)	227,029	36,301	1,729,527
	$4,881,531	$5,150,186	$1,385,101	$(4,869,296)	$6,547,522

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 13 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Condensed Consolidating Balance Sheet (Continued)

	As of December 31, 2015
(In thousands)	Parent company/ issuer	Guarantor subsidiaries	Non-guarantor subsidiaries	Consolidating and eliminating adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$-	$18,232	$80,526	$-	$98,758
Insurance subsidiary investments	-	-	106,638	-	106,638
Accounts receivable, net	-	1,039,761	155,107	-	1,194,868
Inventories	-	23,125	4,666	-	27,791
Income taxes	-	10,913	877	-	11,790
Other	-	53,648	7,406	-	61,054
	-	1,145,679	355,220	-	1,500,899
Property and equipment, net	-	911,611	60,385	-	971,996
Goodwill	-	2,098,812	570,998	-	2,669,810
Intangible assets, net	-	707,792	47,863	-	755,655
Assets held for sale	-	613	-	-	613
Insurance subsidiary investments	-	-	204,498	-	204,498
Intercompany	4,749,257	-	-	(4,749,257)	-
Deferred tax assets	-	95,721	8,409	-	104,130
Acquisition deposit	-	18,489	-	-	18,489
Other	11,312	116,079	114,778	-	242,169
	$4,760,569	$5,094,796	$1,362,151	$(4,749,257)	$6,468,259
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$-	$106,253	$80,808	$-	$187,061
Salaries, wages and other compensation	-	348,548	56,377	-	404,925
Due to third party payors	-	36,251	-	-	36,251
Professional liability risks	-	4,813	59,286	-	64,099
Other accrued liabilities	75,134	297,608	21,504	-	394,246
Long-term debt due within one year	23,524	-	1,106	-	24,630
	98,658	793,473	219,081	-	1,111,212
Long-term debt	3,085,074	-	1,274	-	3,086,348
Intercompany/deficiency in earnings of consolidated subsidiaries	76,983	4,142,653	606,604	(4,826,240)	-
Professional liability risks	-	61,472	201,801	-	263,273
Deferred credits and other liabilities	-	175,173	126,206	-	301,379
Commitments and contingencies
Equity (deficit):
Stockholder's equity (deficit)	1,499,854	(77,975)	992	76,983	1,499,854
Noncontrolling interests	-	-	206,193	-	206,193
	1,499,854	(77,975)	207,185	76,983	1,706,047
	$4,760,569	$5,094,796	$1,362,151	$(4,749,257)	$6,468,259

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 13 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Condensed Consolidating Statement of Cash Flows

	Three months ended June 30, 2016
(In thousands)	Parent company/ issuer	Guarantor subsidiaries	Non-guarantor subsidiaries	Consolidating and eliminating adjustments	Consolidated
Net cash provided by operating activities	$19,027	$79,791	$36,210	$-	$135,028
Cash flows from investing activities:	-
Routine capital expenditures	-	(27,148)	(1,576)	-	(28,724)
Development capital expenditures	-	(2,582)	(6,125)	-	(8,707)
Acquisitions, net of cash acquired	-	(1,372)	-	-	(1,372)
Sale of assets	-	142	-	-	142
Purchase of insurance subsidiary investments	-	-	(20,154)	-	(20,154)
Sale of insurance subsidiary investments	-	-	15,713	-	15,713
Net change in insurance subsidiary cash and cash equivalents	-	-	13,201	-	13,201
Net change in other investments	-	111	472	-	583
Other	-	792	-	-	792
Net cash provided by (used in) investing activities	-	(30,057)	1,531	-	(28,526)
Cash flows from financing activities:
Proceeds from borrowings under revolving credit	244,300	-	-	-	244,300
Repayment of borrowings under revolving credit	(524,600)	-	-	-	(524,600)
Proceeds from issuance of term loan, net of discount	198,100	-	-	-	198,100
Repayment of term loan	(3,508)	-	-	-	(3,508)
Repayment of other long-term debt	-	-	(270)	-	(270)
Payment of deferred financing costs	(141)	-	-	-	(141)
Payment of dividend for Mandatory Redeemable Preferred Stock	(2,853)	-	-	-	(2,853)
Dividends paid	(10,225)	-	-	-	(10,225)
Contributions made by noncontrolling interests	-	-	1,900	-	1,900
Distributions to noncontrolling interests	-	-	(14,231)	-	(14,231)
Net change in intercompany accounts	79,900	(55,432)	(24,468)	-	-
Net cash used in financing activities	(19,027)	(55,432)	(37,069)	-	(111,528)
Change in cash and cash equivalents	-	(5,698)	672	-	(5,026)
Cash and cash equivalents at beginning of period	-	29,735	75,347	-	105,082
Cash and cash equivalents at end of period	$-	$24,037	$76,019	$-	$100,056

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 13 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Condensed Consolidating Statement of Cash Flows (Continued)

	Three months ended June 30, 2015
(In thousands)	Parent company/ issuer	Guarantor subsidiaries	Non-guarantor subsidiaries	Consolidating and eliminating adjustments	Consolidated
Net cash provided by operating activities	$22,171	$50,124	$28,084	$-	$100,379
Cash flows from investing activities:	-
Routine capital expenditures	-	(23,005)	(1,495)	-	(24,500)
Development capital expenditures	-	(518)	-	-	(518)
Acquisitions, net of cash acquired	-	1,313	(3,997)	-	(2,684)
Sale of assets	-	2,229	-	-	2,229
Purchase of insurance subsidiary investments	-	-	(16,911)	-	(16,911)
Sale of insurance subsidiary investments	-	-	12,764	-	12,764
Net change in insurance subsidiary cash and cash equivalents	-	-	(5,205)	-	(5,205)
Net change in other investments	-	175	-	-	175
Other	-	(798)	-	-	(798)
Net cash used in investing activities	-	(20,604)	(14,844)	-	(35,448)
Cash flows from financing activities:
Proceeds from borrowings under revolving credit	347,700	-	-	-	347,700
Repayment of borrowings under revolving credit	(360,100)	-	-	-	(360,100)
Repayment of term loan	(6,005)				(6,005)
Repayment of other long-term debt	-	-	(459)	-	(459)
Payment of deferred financing costs	(445)	-	-	-	(445)
Issuance of common stock in connection with employee benefit plans	139	-	-	-	139
Payment of dividend for Mandatory Redeemable Preferred Stock	(2,654)	-	-	-	(2,654)
Dividends paid	(10,027)	-	-	-	(10,027)
Distributions to noncontrolling interests	-	-	(10,119)	-	(10,119)
Other	-	50	-	-	50
Net change in intercompany accounts	9,221	(20,896)	11,675	-	-
Net cash provided by (used in) financing activities	(22,171)	(20,846)	1,097	-	(41,920)
Change in cash and cash equivalents	-	8,674	14,337	-	23,011
Cash and cash equivalents at beginning of period	-	44,560	51,965	-	96,525
Cash and cash equivalent at end of period	$-	$53,234	$66,302	$-	$119,536

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 13 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Condensed Consolidating Statement of Cash Flows (Continued)

	Six months ended June 30, 2016
(In thousands)	Parent company/ issuer	Guarantor subsidiaries	Non-guarantor subsidiaries	Consolidating and eliminating adjustments	Consolidated
Net cash provided by (used in) operating activities	$1,310	$(24,685)	$25,341	$-	$1,966
Cash flows from investing activities:	-
Routine capital expenditures	-	(43,914)	(2,916)	-	(46,830)
Development capital expenditures	-	(8,355)	(10,371)	-	(18,726)
Acquisitions, net of cash acquired	-	(27,711)	-	-	(27,711)
Acquisition deposits	-	18,489	-	-	18,489
Sale of assets	-	1,223	-	-	1,223
Purchase of insurance subsidiary investments	-	-	(52,995)	-	(52,995)
Sale of insurance subsidiary investments	-	-	46,603	-	46,603
Net change in insurance subsidiary cash and cash equivalents	-	-	23,159	-	23,159
Net change in other investments	-	(34,483)	1,085	-	(33,398)
Other	-	(1,127)	-	-	(1,127)
Net cash provided by (used in) investing activities	-	(95,878)	4,565	-	(91,313)
Cash flows from financing activities:
Proceeds from borrowings under revolving credit	778,000	-	-	-	778,000
Repayment of borrowings under revolving credit	(827,700)	-	-	-	(827,700)
Proceeds from issuance of term loan, net of discount	198,100	-	-	-	198,100
Proceeds from other long-term debt	-	-	750	-	750
Repayment of term loan	(6,511)	-	-	-	(6,511)
Repayment of other long-term debt	-	-	(550)	-	(550)
Payment of deferred financing costs	(292)	-	-	-	(292)
Payment of dividend for Mandatory Redeemable Preferred Stock	(5,654)	-	-	-	(5,654)
Dividends paid	(20,293)	-	-	-	(20,293)
Contributions made by noncontrolling interests	-	-	6,268	-	6,268
Distributions to noncontrolling interests	-	-	(30,546)	-	(30,546)
Purchase of noncontrolling interests	-	-	(1,000)	-	(1,000)
Other	-	73	-	-	73
Net change in intercompany accounts	(116,960)	126,295	(9,335)	-	-
Net cash provided by (used in) financing activities	(1,310)	126,368	(34,413)	-	90,645
Change in cash and cash equivalents	-	5,805	(4,507)	-	1,298
Cash and cash equivalents at beginning of period	-	18,232	80,526	-	98,758
Cash and cash equivalents at end of period	$-	$24,037	$76,019	$-	$100,056

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 13 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Condensed Consolidating Statement of Cash Flows (Continued)

	Six months ended June 30, 2015
(In thousands)	Parent company/ issuer	Guarantor subsidiaries	Non-guarantor subsidiaries	Consolidating and eliminating adjustments	Consolidated
Net cash provided by (used in) operating activities	$28,478	$(107,464)	$39,763	$-	$(39,223)
Cash flows from investing activities:
Routine capital expenditures	-	(42,370)	(2,899)	-	(45,269)
Development capital expenditures	-	(6,306)	-	-	(6,306)
Acquisitions, net of cash acquired	-	(500,298)	(161,457)	-	(661,755)
Acquisition deposits	-	195,000	-	-	195,000
Sale of assets	-	3,177	-	-	3,177
Proceeds from senior unsecured notes offering held in escrow	-	-	1,350,000	-	1,350,000
Interest in escrow for senior unsecured notes	-	-	23,438	-	23,438
Purchase of insurance subsidiary investments	-	-	(42,829)	-	(42,829)
Sale of insurance subsidiary investments	-	-	34,793	-	34,793
Net change in insurance subsidiary cash and cash equivalents	-	-	(5,763)	-	(5,763)
Net change in other investments	-	199	-	-	199
Other	-	(793)	-	-	(793)
Net cash provided by (used in) investing activities	-	(351,391)	1,195,283	-	843,892
Cash flows from financing activities:
Proceeds from borrowings under revolving credit	1,155,150	-	-	-	1,155,150
Repayment of borrowings under revolving credit	(970,150)	-	-	-	(970,150)
Proceeds from issuance of term loan, net of discount	199,000				199,000
Proceeds from issuance of senior unsecured notes due 2020 and 2023	1,350,000	-	(1,350,000)	-	-
Repayment of Gentiva debt	-	(1,177,363)	-	-	(1,177,363)
Repayment of term loan	(6,005)	-	-	-	(6,005)
Repayment of other long-term debt	-	-	(900)	-	(900)
Payment of deferred financing costs	(2,983)	-	-	-	(2,983)
Issuance of common stock in connection with employee benefit plans	205	-	-	-	205
Payment of costs associated with issuance of common stock and tangible equity units	(915)	-	-	-	(915)
Payment of dividend for Mandatory Redeemable Preferred Stock	(5,432)	-	-	-	(5,432)
Dividends paid	(20,002)	-	-	-	(20,002)
Distributions to noncontrolling interests	-	-	(21,138)	-	(21,138)
Other	-	1,212	-	-	1,212
Net change in intercompany accounts	(1,727,346)	1,558,832	168,514	-	-
Net cash provided by (used in) financing activities	(28,478)	382,681	(1,203,524)	-	(849,321)
Change in cash and cash equivalents	-	(76,174)	31,522	-	(44,652)
Cash and cash equivalents at beginning of period	-	129,408	34,780	-	164,188
Cash and cash equivalents at end of period	$-	$53,234	$66,302	$-	$119,536

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

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 14 – LEGAL AND REGULATORY PROCEEDINGS (Continued)

On January 12, 2016, the Company entered into a settlement agreement (the “Settlement Agreement”) with the United States of America, acting through the DOJ and on behalf of the OIG (the “United States”), to resolve the pending DOJ investigation concerning the operations of RehabCare Group, Inc. and its subsidiaries (“RehabCare”), a therapy services company acquired by the Company on June 1, 2011. Under the Settlement Agreement, the Company paid $125 million, plus accrued interest from August 31, 2015, at the rate of 1.875% per annum (the “Settlement Payment”) to the United States during the first quarter of 2016. In the first quarter of 2015, the Company recorded a $95 million loss reserve for this matter and disclosed an estimated settlement range of $95 million to $125 million. Based on the progress of continuing settlement discussions through October 2015, the Company recorded an additional $30 million loss provision in the third quarter of 2015. The Company recorded an additional loss reserve of approximately $2 million in the fourth quarter of 2015 related to the Settlement Agreement and associated costs and, in connection with establishing the final terms of the Settlement Agreement, also recorded an income tax benefit of $47 million in the fourth quarter of 2015. In connection with the resolution of this matter, and in exchange for the OIG’s agreement not to exclude the Company or its subsidiaries from participating in the federal healthcare programs, on January 11, 2016, the Company entered into a five-year corporate integrity agreement with the OIG.

In connection with the Settlement Agreement, RehabCare has received requests for indemnification from some of its current and former customers related to alleged damages stemming from payments made by these customers to the DOJ and the related legal and other costs. At this time, the Company has recorded an estimated aggregate loss contingency reserve of $4.2 million for these matters. No estimate of the possible loss in excess of the amount accrued can be made regarding these matters at this time. There is no certainty about the timing or likelihood of any definitive resolutions relating to these indemnification claims. The Company disputes the allegations in these indemnification claims and will defend these and any related claims vigorously.

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

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 14 – LEGAL AND REGULATORY PROCEEDINGS (Continued)

As a result of the decertification of a wage and hour class action lawsuit (Rindfleisch v. Gentiva), single-plaintiff lawsuits with identical claims have been filed against the Company. Including Rindfleisch, which has four plaintiffs, there are 145 lawsuits pending in federal district court for the Northern District of Georgia. These lawsuits pertain to a compensation plan that paid Gentiva’s home health employees on both a per visit and an hourly basis, thereby allegedly voiding their FLSA exempt status and entitling them to overtime pay. The plaintiffs in these lawsuits are seeking attorneys’ fees and costs, back wages, and liquidated damages as allowed under the FLSA. The Company recorded an estimated loss contingency reserve of $5.5 million related to these matters. At this time, no estimate of the possible loss or range of loss in excess of the amount accrued can be made regarding these lawsuits. The Company disputes the allegations made in these lawsuits and will defend these and any related claims vigorously.

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

Shareholder actions—The Company is also subject to lawsuits and other shareholder actions brought from time to time. A shareholder derivative action (the “Complaint”) is currently pending against certain of the Company’s current and former officers and directors in circuit court for Jefferson County, Kentucky. The Complaint also names the Company as a nominal defendant. The Complaint alleges that the named current and former officers and directors of the Company breached their respective duties of good faith, loyalty and candor, and other general fiduciary duties owed to the Company and its shareholders by, among other things, failing to exercise reasonable and prudent supervision over the management, polices and controls of the Company in order to detect practices that existed at RehabCare resulting in the Company having to enter into two separate settlement agreements with the DOJ. The Company disputes the allegations made in the Complaint and will defend this action and any related claims vigorously.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Cautionary Statement

This Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). These forward-looking statements include, but are not limited to, statements regarding the Company’s expected future financial position, results of operations, cash flows, dividends, financing plans, business strategy, budgets, capital expenditures, competitive positions, growth opportunities, plans and objectives of management, government investigations, regulatory matters, and statements containing words such as “anticipate,” “approximate,” “believe,” “plan,” “estimate,” “expect,” “project,” “could,” “would,” “should,” “will,” “intend,” “may,” “potential,” “upside,” and other similar expressions. Statements in this report concerning the Company’s business outlook or future economic performance, anticipated profitability, revenues, expenses, dividends, or other financial items, and product or services-line growth, and expected outcome of government investigations and other regulatory matters, together with other statements that are not historical facts, are forward-looking statements that are estimates reflecting the best judgment of the Company based upon currently available information.

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

●	the Company’s ability to meet its substantial debt service requirements,
●	the Company’s ability to comply with the terms of its Corporate Integrity Agreements with the OIG,
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

●	the failure of the Company’s facilities and other operations to meet applicable licensure and certification requirements,
●	the further consolidation and cost containment efforts of managed care organizations, other third party payors, and conveners,
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

The Company is a healthcare services company that through its subsidiaries operates TC hospitals, a home health, hospice and community care business, IRFs, a contract rehabilitation services business, nursing centers, and assisted living facilities across the United States. At June 30, 2016, the Company’s hospital division operated 97 TC hospitals (7,067 licensed beds) in 22 states. The Company’s Kindred at Home division primarily provided home health, hospice, and community care services from 617 sites of service in 40 states. The Company’s Kindred Rehabilitation Services division operated 19 IRFs (969 licensed beds) and 105 hospital-based ARUs, and provided rehabilitation services primarily in hospitals and long-term care settings in 46 states. The Company’s nursing center division operated 92 nursing centers (11,815 licensed beds) and seven assisted living facilities (380 licensed beds) in 19 states.

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

Operating results in the second quarter of 2016 included transaction and integration costs totaling $1 million, and retention and severance costs totaling $0.3 million related to the Gentiva Merger. Operating results for the six months ended June 30, 2016 included transaction and integration costs totaling $2 million, and retention and severance costs totaling $1 million related to the Gentiva Merger. Operating results in the second quarter of 2015 included transaction and integration costs totaling $2 million, retention and severance costs totaling $2 million, and a lease termination charge of $0.2 million related to the Gentiva Merger. Operating results for the six months ended June 30, 2015 included transaction and integration costs totaling $34 million, retention and severance costs totaling $57 million, a lease termination charge of $1 million and financing costs totaling $23 million related to the Gentiva Merger. See note 2 of the notes to unaudited condensed consolidated financial statements.

Discontinued operations

The Company has completed several strategic divestitures to improve its future operating results. For accounting purposes, the operating results of these businesses and the gains or losses associated with these transactions were classified as discontinued operations in the accompanying unaudited condensed consolidated statement of operations for all periods presented in accordance with the authoritative guidance in effect through December 31, 2014. Effective January 1, 2015, the authoritative guidance modified the requirements for reporting discontinued operations. A disposal is now required to be reported in discontinued operations only if the disposal represents a strategic shift that has (or will have) a major effect on the Company’s operations and financial results.

Assets held for sale at June 30, 2016 have been measured at the lower of carrying value or estimated fair value less costs of disposal and have been classified as held for sale in the accompanying unaudited condensed consolidated balance sheet.

On December 27, 2014, the Company entered into an agreement with Ventas to transition the operations under the leases for the 2014 Expiring Facilities. Each lease terminates when the operation of such nursing center is transferred to a new operator. At June 30, 2016, the Company had transferred the operations for all of the 2014 Expiring Facilities to new operators. The lease term for eight of the 2014 Expiring Facilities was scheduled to expire on April 30, 2018. The lease term for the ninth of the 2014 Expiring Facilities was scheduled to expire on April 30, 2020. For accounting purposes, the 2014 Expiring Facilities qualified as assets held for sale, and the Company reflected the operating results as discontinued operations in the accompanying unaudited condensed consolidated statement of operations for all historical periods. Under the terms of the agreement to transition the operations of the 2014 Expiring Facilities, the Company incurred a $40 million termination fee in exchange for the early termination of the leases, which was paid to Ventas in January 2015.

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

Revenue recognition

The Company has agreements with third party payors that provide for payments to each of its operating divisions. These payment arrangements may be based upon prospective rates, reimbursable costs, established charges, discounted charges or per diem payments. Net patient service revenue is recorded at the estimated net realizable amounts from Medicare, Medicaid, Medicare Advantage, Medicaid Managed, other third party payors, and individual patients for services rendered. Retroactive adjustments that are likely to result from future examinations by third party payors are accrued on an estimated basis in the period the related services are rendered and adjusted as necessary in future periods based upon new information or final settlements.

Collectibility of accounts receivable

Accounts receivable consist primarily of amounts due from the Medicare and Medicaid programs, other government programs, managed care health plans, commercial insurance companies, skilled nursing and hospital customers, individual patients, and other customers. Estimated provisions for doubtful accounts are recorded to the extent it is probable that a portion or all of a particular account will not be collected.

In evaluating the collectibility of accounts receivable, the Company considers a number of factors, including the age of the accounts, changes in collection patterns, the composition of patient accounts by payor type, the status of ongoing disputes with third party payors, and general industry conditions. Actual collections of accounts receivable in subsequent periods may require changes in the estimated provision for loss. Changes in these estimates are charged or credited to the results of operations in the period of the change.

The provision for doubtful accounts totaled $9 million and $12 million in the second quarter of 2016 and 2015, respectively, and $21 million for both the six months ended June 30, 2016 and 2015.

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

Provisions for loss for professional liability risks retained by the Company’s limited purpose insurance subsidiary have been discounted based upon actuarial estimates of claim payment patterns using a discount rate of 1%. The discount rate is based upon the risk-free interest rate for the respective year. Amounts equal to the discounted loss provision are funded annually. The Company does not fund the portion of professional liability risks related to estimated claims that have been incurred but not reported. Accordingly, these liabilities are not discounted. The allowance for professional liability risks aggregated $338 million at June 30, 2016 and $327 million at December 31, 2015. If the Company did not discount any of the allowances for professional liability risks, these balances would have approximated $341 million at June 30, 2016 and $330 million at December 31, 2015.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Critical Accounting Policies (Continued)

Allowances for insurance risks (Continued)

Changes in the number of professional liability claims and the cost to settle these claims significantly impact the allowance for professional liability risks. A relatively small variance between the Company’s estimated and actual number of claims or average cost per claim could have a material impact, either favorable or unfavorable, on the adequacy of the allowance for professional liability risks. For example, a 1% variance in the allowance for professional liability risks at June 30, 2016 would impact the Company’s earnings by approximately $3 million.

The provision for professional liability risks (continuing operations), including the cost of coverage maintained with unaffiliated commercial insurance carriers, aggregated $24 million and $14 million in the second quarter of 2016 and 2015, respectively, and $45 million and $31 million for the six months ended June 30, 2016 and 2015, respectively. The increase in both the second quarter of 2016 and the six months ended June 30, 2016 was primarily attributable to an increase in the frequency and severity of claims in the nursing center division.

Provisions for loss for workers compensation risks retained by the Company’s limited purpose insurance subsidiary are not discounted and amounts equal to the loss provision are funded annually. The allowance for workers compensation risks aggregated $258 million at June 30, 2016 and $255 million at December 31, 2015. The provision for workers compensation risks (continuing operations), including the cost of coverage maintained with unaffiliated commercial insurance carriers, aggregated $12 million and $14 million in the second quarter of 2016 and 2015, respectively, and $29 million for both the six months ended June 30, 2016 and 2015. Workers compensation cost decreased in the second quarter of 2016 compared to the same period in 2015 primarily as a result of decreases in the frequency and severity of claims in the hospital division and nursing center division.

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

The Company’s effective income tax rate was 34.2% and 42.0% in the second quarter of 2016 and 2015, respectively, and 33.0% and 3.2% for the six months ended June 30, 2016 and 2015, respectively. The decrease in the effective income tax rate in the second quarter of 2016 was primarily attributable to an increase in nontaxable noncontrolling interests in 2016 and a decrease in transaction costs that were not deductible for income tax purposes in 2016 compared to 2015. The effective income tax rate for the six months ended June 30, 2015 was negatively impacted by having no tax benefit recorded for a $95 million litigation contingency loss reserve for the six months ended June 30, 2015 as it was not possible to determine the tax deductibility of the contingency. See note 14 of the notes to unaudited condensed consolidated financial statements.

The Company has recognized deferred tax assets to the extent it is more likely than not they will be realized and a valuation allowance is provided for deferred tax assets to the extent that it is uncertain that the deferred tax asset will be realized. The Company recognized net deferred tax assets totaling $81 million and $104 million at June 30, 2016 and December 31, 2015, respectively.

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

Valuation of long-lived assets, goodwill, and intangible assets

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

In assessing the carrying values of long-lived assets, the Company estimates future cash flows at the lowest level for which there are independent, identifiable cash flows. For this purpose, these cash flows are aggregated based upon the contractual agreements underlying the operation of the facility or group of facilities. Generally, an individual facility for hospitals, IRFs, or nursing centers, skilled nursing rehabilitation services reporting unit, hospital rehabilitation services reporting unit, or sites of service within the Kindred at Home division are considered the lowest level for which there are independent, identifiable cash flows. However, to the extent that groups of facilities are leased under a master lease agreement in which the operations of a facility and compliance with the lease terms are interdependent upon other facilities in the agreement (including the Company’s ability to renew the lease or divest a particular property), the Company defines the group of facilities under a master lease agreement, or a renewal bundle in a master lease, as the lowest level for which there are independent, identifiable cash flows. Accordingly, the estimated cash flows of all facilities within a master lease agreement, or a renewal bundle in a master lease, are aggregated for purposes of evaluating the carrying values of long-lived assets.

The Company’s intangible assets with finite lives, such as customer relationship assets, trade names, leasehold interests, and non-compete agreements, are amortized in accordance with the authoritative guidance for goodwill and other intangible assets, primarily using the straight-line method over their estimated useful lives ranging from one to 20 years.

During the second quarter of 2016, the Company recorded an asset impairment charge of $3 million related to the pending sale of a medical office building. This charge reflects the amount by which the carrying value of the property exceeded its estimated fair value. The fair value of the property was measured using Level 3 input of the pending offer.

During the six months ended June 30, 2016, the Company recorded asset impairment charges of $8 million related to the planned sale of the Hospitals to Curahealth. These charges reflect the amount by which the carrying value of certain property and equipment exceeded its estimated fair value. The fair value of property and equipment was measured using Level 3 inputs, primarily replacement costs.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Critical Accounting Policies (Continued)

Valuation of long-lived assets, goodwill, and intangible assets (Continued)

Goodwill (Continued)

A reporting unit is either an operating segment or one level below the operating segment, referred to as a component. When the components within the Company’s operating segments have similar economic characteristics, the Company aggregates the components of its operating segments into one reporting unit. Accordingly, the Company has determined that its reporting units are hospitals, home health, hospice, community care, hospital rehabilitation services, inpatient rehabilitation hospitals, RehabCare, and nursing centers. The hospital rehabilitation services and inpatient rehabilitation hospitals reporting units are both included in the Kindred Hospital Rehabilitation Services operating segment of the Kindred Rehabilitation Services division. The community care reporting unit is included in the home health operating segment of the Kindred at Home division. The carrying value of goodwill for each of the Company’s reporting units at June 30, 2016 and December 31, 2015 follows (in thousands):

	June 30,	December 31,
	2016	2015
Hospitals	$635,432	$628,519
Kindred at Home:
Home health	742,482	739,677
Hospice	646,237	639,006
Community care	166,098	166,312
	1,554,817	1,544,995
Kindred Rehabilitation Services:
Kindred Hospital Rehabilitation Services contracts	173,618	173,618
Inpatient rehabilitation hospitals	326,335	322,678
RehabCare	-	-
	499,953	496,296
Nursing centers	-	-
	$2,690,202	$2,669,810

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

Since quoted market prices for the Company’s reporting units are not available, the Company applies judgment in determining the fair value of these reporting units for purposes of performing the goodwill impairment test. The Company relies on widely accepted valuation techniques, including discounted cash flow and market multiple analyses approaches, which capture both the future income potential of the reporting unit and the market behaviors and actions of market participants in the industry that includes the reporting unit. These types of analyses require the Company to make assumptions and estimates regarding future cash flows, industry-specific economic factors and the profitability of future business strategies. The discounted cash flow approach uses a projection of estimated operating results and cash flows that are discounted using a weighted average cost of capital. Under the discounted cash flow approach, the projection uses management’s best estimates of economic and market conditions over the projected period for each reporting unit including growth rates in the number of admissions, patient days, reimbursement rates, operating costs, rent expense, and capital expenditures. Other significant estimates and assumptions include terminal value growth rates, changes in working capital requirements and weighted average cost of capital. The market multiple analysis estimates fair value by applying cash flow multiples to the reporting unit’s operating results. The multiples are derived from comparable publicly traded companies with similar operating and investment characteristics to the reporting units.

The Company determined that the sale of three LTAC hospitals to Select during the second quarter of 2016 was an impairment triggering event in the hospital reporting unit. The Company tested the recoverability of the hospital reporting unit goodwill and determined that goodwill was not impaired.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Critical Accounting Policies (Continued)

Valuation of long-lived assets, goodwill, and intangible assets (Continued)

Goodwill (Continued)

The Company has determined that during the six months ended June 30, 2016, there were no events or changes in circumstances since October 1, 2015, other than as described above, requiring an interim impairment test. Although the Company has determined that there were no goodwill or other indefinite-lived intangible asset impairments as of June 30, 2016, other than as described below, adverse changes in the operating environment and related key assumptions used to determine the fair value of the Company’s reporting units and indefinite-lived intangible assets or declines in the value of the Company’s common stock may result in future impairment charges for a portion or all of these assets. Specifically, if the rate of growth of government and commercial revenues earned by the Company’s reporting units were to be less than projected or if healthcare reforms were to negatively impact the Company’s business, an impairment charge of a portion or all of these assets may be required.

An impairment charge could have a material adverse effect on the Company’s business, financial position, and results of operations, but would not be expected to have an impact on the Company’s cash flows or liquidity.

Indefinite-lived intangible assets

The Company’s indefinite-lived intangible assets consist of trade names, Medicare certifications, and certificates of need. The fair values of the Company’s indefinite-lived intangible assets are derived from current market data, including comparable sales or royalty rates, and projections at a facility, geographical location level or reporting unit which include management’s best estimates of economic and market conditions over the projected period. Significant assumptions include growth rates in the number of admissions, patient days, reimbursement rates, operating costs, rent expense, capital expenditures, terminal value growth rates, changes in working capital requirements, weighted average cost of capital, and opportunity costs.

The annual impairment tests for certain of the Company’s indefinite-lived intangible assets are performed as of May 1 and October 1. As part of the impairment review at May 1, an impairment charge of $3 million was recorded during the second quarter of 2016 related to certificates of need for two hospitals which had declines in operating cash flows. No impairment charges were recorded in connection with the annual impairment tests performed at each of the dates in 2015. The Medicare certifications in the Company’s home health, hospice and IRFs reporting units totaling approximately $118 million were within 1% of their fair value at October 1, 2015 after the annual impairment test. The majority of the $118 million Medicare certification value related to the Gentiva Merger and the Centerre Acquisition, which were each appraised during 2015.

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

Recently Issued Accounting Requirements

In June 2016, the FASB issued authoritative guidance for accounting for credit losses on financial instruments. The new guidance introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments and modifies the impairment model for available-for-sale debt securities. The new guidance is effective for annual periods beginning after December 15, 2019 and early adoption is permitted beginning after December 15, 2018. The Company is still evaluating its transition approach and the impact of adoption on its business, financial position, results of operations, and liquidity.

In May 2016, the FASB finalized its amendments to the guidance in the new revenue standard on contracts with customers and specifically, collectability, non-cash consideration, presentation of sales taxes, and completed contracts. The amendments are intended to reduce the risk of diversity in practice and the cost and complexity of applying certain aspects of the revenue standard. The amendments have the same effective date and transition requirements as the new revenue standard, which is effective for interim and annual periods beginning on or after December 15, 2017, with early adoption permitted on or after December 15, 2016. The Company is still assessing whether it will elect the full retrospective or modified adoption approach and the impact of the adoption of the new revenue standard on its business, financial position, results of operations, and liquidity.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Recently Issued Accounting Requirements (Continued)

In March 2016, the FASB issued authoritative guidance that requires the tax effects related to share-based payments to be recorded through the income statement at settlement. Under the new guidance, tax benefits in excess of or less than the tax effect of compensation expenses will no longer be recorded in equity for purpose of simplification, which is expected to reduce administrative complexities but could increase the volatility of income tax expense. The new guidance is effective for annual and interim periods beginning after December 15, 2016 and early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s business, financial position, results of operations, or liquidity.

In March 2016, the FASB finalized its amendments to the guidance in the new revenue standard on assessing whether an entity is a principal or an agent in a revenue transaction. Under the new amendments, the FASB confirmed that a principal in an arrangement controls a good or service before it is transferred to a customer but revised the structure of indicators when an entity is the principal. The amendments have the same effective date and transition requirements as the new revenue standard, which is effective for annual and interim periods beginning on or after December 15, 2017, with early adoption permitted on or after December 15, 2016. The Company is still assessing whether it will elect the full retrospective or modified adoption approach and the impact of the adoption of the new revenue standard on its business, financial position, results of operations, and liquidity.

In March 2016, the FASB issued authoritative guidance that eliminates the requirement to apply the equity method of accounting retrospectively when a reporting entity obtains significant influence over a previously held investment. Under the new guidance, the equity method of accounting should be applied prospectively from the date significant influence is obtained. The new guidance is effective for annual and interim periods beginning after December 15, 2016 and early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s business, financial position, results of operations, or liquidity.

In March 2016, the FASB issued authoritative guidance clarifying that a change in the counterparty to a derivative contract, in and of itself, does not require the dedesignation of a hedging relationship. Under the new guidance, an entity will still need to evaluate whether it is possible that the counterparty will perform under the contract as part of the assessment for hedge accounting. The new guidance is effective for annual and interim periods beginning after December 15, 2016 and early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s business, financial position, results of operations, or liquidity.

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

In January 2016, the FASB issued amended authoritative guidance which makes targeted improvements for financial instruments. The new provisions impact certain aspects of recognition, measurement, presentation and disclosure requirements of financial instruments. Specifically, the guidance will (1) require equity investments to be measured at fair value with changes in fair value recognized in net income, (2) simplify the impairment assessment of equity investments without readily determinable fair values, (3) eliminate the requirement to disclose the method and assumptions used to estimate fair value for financial instruments measured at amortized cost, and (4) require separate presentation of financial assets and financial liabilities by measurement category. The guidance is effective for annual and interim periods beginning after December 15, 2017, and early adoption is not permitted. The adoption of this standard is not expected to have a material impact on the Company’s business, financial position, results of operations, or liquidity.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Recently Issued Accounting Requirements (Continued)

In May 2014, the FASB issued authoritative guidance which changes the requirements for recognizing revenue when entities enter into contracts with customers. Under the new provisions, an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. It also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In July 2015, the FASB finalized a one-year deferral of the new revenue standard with an updated effective date for interim and annual periods beginning on or after December 15, 2017. Entities are not permitted to adopt the standard earlier than the original effective date, which was on or after December 15, 2016. The Company is still assessing whether it will elect the full retrospective or modified adoption approach and the impact of the adoption of the new revenue standard on its business, financial position, results of operations, and liquidity.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Results of Operations – Continuing Operations

For segment purposes, the Company defines segment EBITDAR as earnings before interest, income taxes, depreciation, amortization, and rent. Segment EBITDAR reported for each of the Company’s operating segments excludes litigation contingency expense, impairment charges, transaction costs, and the allocation of support center overhead.

A summary of the Company’s operating data follows (unaudited):

	Three months ended		Six months ended
	June 30,		June 30,
(In thousands)	2016	2015	2016	2015
Revenues:
Hospital division	$633,695	$627,206	$1,276,994	$1,267,689
Kindred at Home:
Home health	438,556	427,820	868,591	728,687
Hospice	185,641	178,005	362,067	297,062
	624,197	605,825	1,230,658	1,025,749
Kindred Rehabilitation Services:
Kindred Hospital Rehabilitation Services	169,815	152,544	335,589	304,108
RehabCare	196,075	236,791	400,323	489,386
	365,890	389,335	735,912	793,494
Nursing center division	272,395	273,870	544,622	548,178
	1,896,177	1,896,236	3,788,186	3,635,110
Eliminations:
Kindred Hospital Rehabilitation Services	(23,472)	(23,201)	(47,185)	(47,203)
RehabCare	(28,811)	(38,262)	(57,633)	(76,051)
Nursing centers	(1,824)	(1,298)	(3,327)	(2,414)
	(54,107)	(62,761)	(108,145)	(125,668)
	$1,842,070	$1,833,475	$3,680,041	$3,509,442
Income (loss) from continuing operations:
Segment EBITDAR:
Hospital division	$126,589	$130,967	$261,160	$265,078
Kindred at Home:
Home health	75,790	72,329	142,731	118,025
Hospice	31,225	26,238	55,750	42,717
	107,015	98,567	198,481	160,742
Kindred Rehabilitation Services:
Kindred Hospital Rehabilitation Services	50,469	44,531	98,339	89,095
RehabCare	13,269	14,681	25,256	30,389
	63,738	59,212	123,595	119,484
Nursing center division	29,652	39,877	59,752	76,840
Support center	(66,804)	(70,209)	(137,612)	(136,774)
Litigation contingency expense	(930)	(3,925)	(2,840)	(98,925)
Impairment charges	(6,131)	-	(13,919)	(6,726)
Transaction costs	(2,495)	(5,216)	(4,616)	(99,918)
EBITDAR	250,634	249,273	484,001	279,801
Rent	(100,555)	(96,402)	(198,323)	(188,542)
Depreciation and amortization	(40,257)	(38,625)	(80,938)	(77,560)
Interest, net	(57,559)	(56,140)	(114,804)	(117,917)
Income (loss) from continuing operations before income taxes	52,263	58,106	89,936	(104,218)
Provision (benefit) for income taxes	17,882	24,396	29,718	(3,340)
	$34,381	$33,710	$60,218	$(100,878)

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Results of Operations – Continuing Operations (Continued)

Operating data:

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Hospital division:
End of period data:	97	96
Number of transitional care hospitals	7,067	7,124
Number of licensed beds
Revenue mix %:
Medicare	55.5	55.2	56.7	56.0
Medicaid	4.2	5.3	4.2	5.4
Medicare Advantage	12.0	11.6	11.8	11.7
Medicaid Managed	6.3	5.6	5.9	5.2
Commercial insurance and other	22.0	22.3	21.4	21.7
Admissions:
Medicare	8,253	8,267	17,172	17,042
Medicaid	386	610	849	1,220
Medicare Advantage	1,382	1,352	2,835	2,907
Medicaid Managed	768	675	1,501	1,318
Commercial insurance and other	1,807	1,815	3,678	3,683
	12,596	12,719	26,035	26,170
Patient days:
Medicare	219,013	218,577	448,017	447,060
Medicaid	19,409	25,213	40,543	53,876
Medicare Advantage	47,697	44,740	93,457	93,188
Medicaid Managed	27,267	24,833	52,608	46,846
Commercial insurance and other	63,009	62,922	125,778	125,163
	376,395	376,285	760,403	766,133
Average length of stay:
Medicare	26.5	26.4	26.1	26.2
Medicaid	50.3	41.3	47.8	44.2
Medicare Advantage	34.5	33.1	33.0	32.1
Medicaid Managed	35.5	36.8	35.0	35.5
Commercial insurance and other	34.9	34.7	34.2	34.0
Weighted average	29.9	29.6	29.2	29.3
Revenues per admission:
Medicare	$42,579	$41,892	$42,131	$41,681
Medicaid	69,797	54,795	63,324	56,194
Medicare Advantage	55,105	53,578	53,042	51,080
Medicaid Managed	51,696	51,950	50,519	49,408
Commercial insurance and other	77,193	77,110	74,374	74,719
Weighted average	50,309	49,312	49,049	48,440
Revenues per patient day:
Medicare	$1,605	$1,584	$1,615	$1,589
Medicaid	1,388	1,326	1,326	1,272
Medicare Advantage	1,597	1,619	1,609	1,593
Medicaid Managed	1,456	1,412	1,441	1,390
Commercial insurance and other	2,214	2,224	2,175	2,199
Weighted average	1,684	1,667	1,679	1,655
Medicare case mix index (discharged patients only)	1.179	1.163	1.171	1.165
Average daily census	4,136	4,135	4,178	4,233
Occupancy %	67.5	66.1	67.8	67.6
Same-hospital data:
Revenues ($ 000s)	$619,427	$605,410	$1,262,840	$1,240,385
Admissions:
Medicare	8,083	8,031	17,002	16,683
Medicaid	371	557	834	1,159
Medicare Advantage	1,339	1,299	2,792	2,845
Medicaid Managed	761	640	1,494	1,280
Commercial insurance and other	1,751	1,746	3,622	3,586
	12,305	12,273	25,744	25,553
Patient days:
Medicare	214,629	212,221	443,633	438,213
Medicaid	18,340	22,999	39,474	51,457
Medicare Advantage	46,522	42,863	92,282	91,139
Medicaid Managed	26,795	23,722	52,136	45,655
Commercial insurance and other	60,984	60,559	123,753	122,274
	367,270	362,364	751,278	748,738
Total average length of stay	29.8	29.5	29.2	29.3
Total revenues per patient day	$1,687	$1,671	$1,681	$1,657

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Results of Operations – Continuing Operations (Continued)

Operating data (Continued):

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Kindred at Home:
Home health:
Sites of service (at end of period)	384	411
Revenue mix %:
Medicare	79.3	80.4	79.5	80.6
Medicaid	2.1	2.1	2.1	2.0
Commercial and other	8.2	7.9	8.3	7.8
Commercial paid at episodic rates	10.4	9.6	10.1	9.6
Episodic revenues ($ 000s)	$332,193	$324,027	$658,014	$554,018
Total episodic admissions	70,212	67,808	141,638	116,895
Medicare episodic admissions	60,730	59,394	122,741	102,567
Total episodes	113,278	109,599	227,165	189,494
Episodes per admission	1.61	1.62	1.60	1.62
Revenue per episode	$2,933	$2,956	$2,897	$2,924
Hospice:
Sites of service (at end of period)	177	185
Admissions	13,149	12,574	26,383	21,437
Average length of stay	91	93	91	93
Patient days	1,238,584	1,190,604	2,422,492	1,976,423
Revenue per patient day	$150	$150	$149	$150
Average daily census	13,611	13,084	13,310	10,919
Community Care and other revenues (included in home health business segment) ($ 000s)	$68,229	$67,647	$134,534	$113,549
Kindred Rehabilitation Services:
Kindred Hospital Rehabilitation Services:
Freestanding IRFs:
End of period data:
Number of IRFs	19	16
Number of licensed beds	969	829
Discharges (a)	4,646	3,927	9,094	7,733
Same-hospital discharges (a)	4,089	3,927	8,105	7,733
Occupancy % (a)	70.6	71.5	70.6	72.3
Average length of stay (a)	12.9	13.1	13.0	13.4
Revenue per discharge (a)	$19,318	$19,325	$19,520	$19,420
Contract services:
Sites of service (at end of period):
Inpatient rehabilitation units (ARUs)	105	99
LTAC hospitals	121	120
Sub-acute units	7	8
Outpatient units	138	139
	371	366
Revenue per site	$215,798	$209,436	$427,215	$420,587
RehabCare:
Sites of service (at end of period)	1,759	1,789
Revenue per site	$111,470	$132,359	$227,060	$270,465

(a)	Excludes non-consolidated IRF.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Results of Operations – Continuing Operations (Continued)

Operating data (Continued):

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Nursing center division:
End of period data:
Number of facilities:
Nursing centers:
Owned or leased	88	86
Managed	4	4
Assisted living facilities	7	7
	99	97
Number of licensed beds:
Nursing centers:
Owned or leased	11,330	11,050
Managed	485	485
Assisted living facilities	380	375
	12,195	11,910
Revenue mix %:
Medicare	31.1	30.5	31.7	31.6
Medicaid	36.9	38.9	36.6	38.3
Medicare Advantage	7.3	8.6	7.3	8.8
Medicaid Managed	8.7	5.4	8.6	5.1
Private and other	16.0	16.6	15.8	16.2
Patient days (a):
Medicare	134,699	133,991	274,726	282,387
Medicaid	422,968	444,757	841,304	892,645
Medicare Advantage	43,069	51,947	86,479	107,323
Medicaid Managed	107,288	82,280	212,951	153,868
Private and other	134,657	139,716	273,799	277,746
	842,681	852,691	1,689,259	1,713,969
Patient day mix % (a):
Medicare	16.0	15.7	16.3	16.5
Medicaid	50.2	52.2	49.8	52.1
Medicare Advantage	5.1	6.1	5.1	6.2
Medicaid Managed	12.7	9.6	12.6	9.0
Private and other	16.0	16.4	16.2	16.2
Revenues per patient day (a):
Medicare Part A	$577	$573	$577	$570
Total Medicare (including Part B)	630	623	628	614
Medicaid	238	239	237	235
Medicaid (net of provider taxes) (b)	212	215	211	207
Medicare Advantage	464	453	458	450
Medicaid Managed	220	181	220	180
Private and other	323	326	314	319
Weighted average	323	321	322	320
Average daily census (a)	9,260	9,370	9,282	9,469
Admissions (a)	9,480	9,831	19,295	20,207
Occupancy % (a)	76.7	79.6	77.0	80.4
Medicare average length of stay (a)	28.4	28.9	28.3	28.9

(a)	Excludes managed facilities.
(b)	Provider taxes are recorded in general and administrative expenses for all periods presented.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Results of Operations – Continuing Operations (Continued)

Hospital division

Revenues increased 1% to $634 million in the second quarter of 2016 compared to $627 million for the same period in 2015, and increased 1% to $1.28 billion for the six months ended June 30, 2016 compared to $1.27 billion for the same period in 2015. The increase in revenues in the second quarter of 2016 was primarily a result of a 1% increase in same-hospital revenue per patient day. Same-hospital admissions grew 0.3% in the second quarter of 2016 compared to the same period in 2015. Same-hospital average length of stay increased to 29.8 days in the second quarter of 2016 compared to 29.5 days in the second quarter of 2015. The increase in revenues for the six months ended June 30, 2016 was primarily as a result of a 1% increase in same-hospital revenue per patient day. Same-hospital admissions grew 1% for the six months ended June 30, 2016 compared to the same period in 2015. Same-hospital average length of stay declined to 29.2 days for the six months ended June 30, 2016 compared to 29.3 days for the six months ended June 30, 2015.

Segment EBITDAR in the second quarter of 2016 included $0.4 million related to severance costs and a gain of $1 million on a facility swap. Segment EBITDAR for the six months ended June 30, 2016 included $1 million related to severance costs and a gain of $1 million on a facility swap. Segment EBITDAR in the second quarter of 2015 included $0.6 million related to the closure of a hospital. Segment EBITDAR for the six months ended June 30, 2015 included $1 million related to the closure of a hospital and cancelled development project. Excluding these charges, segment EBITDAR margins declined to 19.9% in the second quarter of 2016 compared to 21.0% in the second quarter of 2015 and declined to 20.5% for the six months ended June 30, 2016 compared to 21.0% for the six months ended June 30, 2015. The decline in segment EBITDAR margins for both periods was primarily as a result of an increase in contract labor.

Average hourly wage rates increased 5% and 4% in the second quarter of 2016 and for the six months ended June 30, 2016, respectively, compared to the same periods in 2015, primarily as a result of an increase in contract labor. Employee benefit costs declined 7% in the second quarter of 2016 compared to the same period in 2015, primarily as a result of a reduction in workers compensation expense. Employee benefit costs declined 4% for the six months ended June 30, 2016 compared to the same period in 2015, primarily as a result of a reduction in compensated absence and workers compensation expenses.

Professional liability costs were $13 million and $8 million in the second quarter of 2016 and 2015, respectively, and $24 million and $18 million for the six months ended June 30, 2016 and 2015, respectively. The increase in both periods was primarily attributable to increases in the frequency and severity of claims.

Kindred at Home

Home health

Revenues increased 3% to $438 million in the second quarter of 2016 compared to $428 million in the second quarter of 2015, primarily as a result of a 4% increase in admissions and a 3% increase in episodes, offset by a reduction in revenue per episode. Revenues increased 19% to $868 million for the six months ended June 30, 2016 compared to $729 million for the six months ended June 30, 2015, primarily as a result of the Gentiva Merger, and growth in admissions and episodes, offset by a reduction in revenue per episode. The Gentiva Merger, which added 288 sites of service to the Company’s home health operations beginning February 2, 2015, contributed $748 million and $584 million for the six months ended June 30, 2016 and for the five months of operation during the same period in 2015, respectively.

Segment EBITDAR for the six months ended June 30, 2016 included $1 million of income related to business interruption settlements. Segment EBITDAR in the second quarter of 2015 included $1 million of costs associated with closing two locations and for the six months ended June 30, 2015 included $2 million of costs associated with closing five locations. Excluding these items, segment EBITDAR margins increased to 17.3% in the second quarter of 2016 compared to 17.0% in the second quarter of 2015, and declined to 16.3% for the six months ended June 30, 2016 compared to 16.4% for the six months ended June 30, 2015. The increase in segment EBITDAR margins in the second quarter of 2016 was primarily attributable to volume growth due to acquisitions and organic growth as compared to the prior year period. The decline in segment EBITDAR margins for the six months ended June 30, 2016 was primarily attributable to the impact of including Gentiva’s operations for six months in 2016 as compared to five months in the 2015 period. The month of January is seasonally a weaker operating month and is negatively impacted by higher payroll taxes.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Results of Operations – Continuing Operations (Continued)

Kindred at Home (Continued)

Hospice

Revenues increased 4% to $185 million in the first quarter of 2016 compared to $178 million in the first quarter of 2015, primarily as a result of a 4% increase in patient days. Revenues increased 22% to $362 million for the six months ended June 30, 2016 compared to $297 million for the six months ended June 30, 2015, primarily as a result of the Gentiva Merger and growth in patient days. The Gentiva Merger, which added 163 sites of service to the Company’s hospice operations beginning February 2, 2015, contributed $337 million and $271 million for the six months ended June 30, 2016 and for the five months of operation during the same period in 2015, respectively.

Segment EBITDAR in the second quarter of 2016 and for the six months ended June 30, 2016 included $0.1 million and $0.4 million, respectively, of costs associated with closing one location during the six months ended June 30, 2016. Segment EBITDAR in the second quarter of 2015 included $1.6 million of costs associated with closing four locations and for the six months ended June 30, 2015 included $2 million of costs associated with closing six locations. Excluding these charges, segment EBITDAR margins increased to 16.9% in the second quarter of 2016 compared to 15.7% in the second quarter of 2015 and increased to 15.5% for the six months ended June 30, 2016 compared to 15.1% for the six months ended June 30, 2015. The increase in both periods was primarily attributable to an increase in patient days, and for the six months ended June 30, 2016, was partially offset by the impact of Gentiva’s operations including six months of 2016 as compared to five months in the 2015 period. The month of January is seasonally a weaker operating month and is negatively impacted by higher payroll taxes.

Kindred Rehabilitation Services

Kindred Hospital Rehabilitation Services

Revenues increased 11% to $170 million in the second quarter of 2016 compared to $153 million in the second quarter of 2015, and increased 10% to $336 million for the six months ended June 30, 2016 compared to $304 million for the six months ended June 30, 2015. The increase in revenues in both periods was primarily attributable to three freestanding IRFs that opened since the second half of 2015, and 4% and 5% increases in same-hospital discharges for freestanding IRFs in the second quarter of 2016 and for the six months ended June 30, 2016, respectively, compared to the same prior year periods.

Segment EBITDAR margins increased to 29.7% in the second quarter of 2016 compared to 29.2% in the second quarter of 2015, primarily as a result of cost efficiencies. Segment EBITDAR margins were unchanged at 29.3% for the six months ended June 30, 2016 compared to the six months ended June 30, 2015.

Employee benefit costs increased 2% in both the second quarter of 2016 and for the six months ended June 30, 2016 compared to the same periods in 2015, primarily as a result of an increase in employee benefit costs related to the previously mentioned new IRFs.

RehabCare

Revenues declined 17% to $196 million in the second quarter of 2016 compared to $236 million in the second quarter of 2015, and declined 18% to $400 million for the six months ended June 30, 2016 compared to $489 million for the six months ended June 30, 2015. The decline in revenues was primarily attributable to a net loss of customer contract sites of service that began in the first half of 2015. The number of RehabCare sites of service at June 30, 2016 was 1,759 compared to 1,789 at June 30, 2015. The loss of customer contract sites of service was primarily attributable to skilled nursing center consolidations, competition, and customers moving therapy services in-house throughout 2015 and, more recently, strategic termination of unprofitable contracts during the first six months of 2016. Revenues derived from non-affiliated customers aggregated $167 million and $198 million in the second quarter of 2016 and 2015, respectively, and $342 million and $413 million for the six months ended June 30, 2016 and 2015, respectively.

Segment EBITDAR margins increased to 6.8% in the second quarter of 2016 compared to 6.2% in the second quarter of 2015, primarily as a result of cost efficiencies. Segment EBITDAR for the six months ended June 30, 2015 included $1 million related to severance costs. Excluding this charge, segment EBITDAR margins declined to 6.3% for the six months ended June 30, 2016 compared to 6.4% for the six months ended June 30, 2015, primarily attributable to the net loss of customer contract sites of service during 2015.

Employee benefit costs decreased 20% in both the second quarter of 2016 and for the six months ended June 30, 2016 compared to the same periods in 2015, primarily as a result of the net loss of customer contract sites of service during 2015.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Results of Operations – Continuing Operations (Continued)

Nursing center division

Revenues declined 1% to $273 million in the second quarter of 2016 compared to $274 million in the second quarter of 2015, and declined 1% to $545 million for the six months ended June 30, 2016 compared to $548 million for the six months ended June 30, 2015. The decline in revenues was primarily a result of a decline in average daily census of 1% in the second quarter of 2016 and 2% for the six months ended June 30, 2016 compared to the respective prior year periods. Nursing center revenues per patient day increased 1% in both the second quarter of 2016 and for the six months ended June 30, 2016 compared to the respective prior year periods.

Segment EBITDAR in both the second quarter of 2016 and for the six months ended June 30, 2016 included $2 million of severance costs and $2 million of facility closing costs. Segment EBITDAR in both the second quarter of 2015 and for the six months ended June 30, 2015 included $0.6 million of costs related to abandoned development projects. Excluding these charges, segment EBITDAR margins declined to 12.4% in the second quarter of 2016 compared to 14.8% in the second quarter of 2015, and declined to 11.7% for the six months ended June 30, 2016 compared to 14.1% for the six months ended June 30, 2015. The decline in both periods was primarily as a result of a decline in average daily census, start-up losses at newly opened facilities, higher contract labor costs, and an increase in professional liability costs.

Average hourly wage rates increased 4% in both the second quarter of 2016 and for the six months ended June 30, 2016 compared to the respective prior year periods, primarily as a result of pay rate increases and higher contract labor costs. Employee benefit costs declined 5% in the second quarter of 2016 compared to the same period in 2015, primarily as a result of a reduction in workers compensation expense. Employee benefit costs declined 3% for the six months ended June 30, 2016 compared to the same period in 2015, primarily as a result of a reduction in workers compensation expense.

Professional liability costs were $9 million and $4 million in the second quarter of 2016 and 2015, respectively, and $16 million and $9 million for the six months ended June 30, 2016 and 2015, respectively, primarily attributable to increases in the frequency and severity of claims.

Support center

Segment EBITDAR for the Company’s operating divisions excludes allocations of support center overhead. These costs aggregated $67 million and $71 million in the second quarter of 2016 and 2015, respectively, and $138 million and $137 million for the six months ended June 30, 2016 and 2015, respectively. The decline in support center overhead in the second quarter of 2016 compared to the second quarter of 2015 was primarily attributable to operating efficiencies associated with the Gentiva Merger and lower incentive compensation costs. As a percentage of consolidated revenues, support center overhead totaled 3.6% and 3.8% in the second quarter of 2016 and 2015, respectively, and 3.7% and 3.9% for the six months ended June 30, 2016 and 2015, respectively. The decline in both periods was primarily attributable to operating efficiencies associated with the Gentiva Merger.

Transaction costs

Operating results included transaction and integration costs associated with the Gentiva Merger totaling $1 million and $3 million in the second quarter of 2016 and for the six months ended June 30, 2016, respectively. Operating results included transaction and integration costs associated with the Gentiva Merger totaling $4 million in the second quarter of 2015. Operating results included transaction, integration, and financing costs associated with the Gentiva Merger totaling $97 million for the six months ended June 30, 2015. Operating results also included transaction costs associated with other acquisition activities of $1 million in both the second quarter of 2016 and 2015 and $1 million and $3 million for the six months ended June 30, 2016 and 2015, respectively. These transaction, integration, and financing costs in all periods were included in general and administrative expenses.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Results of Operations – Continuing Operations (Continued)

Litigation contingency expense

On January 12, 2016, the Company entered into the Settlement Agreement with the United States to resolve the pending DOJ investigation concerning the operations of RehabCare, a therapy services company acquired by the Company on June 1, 2011. Under the Settlement Agreement, the Company paid the Settlement Payment to the United States during the first quarter of 2016. In the first quarter of 2015, the Company recorded a $95 million loss reserve for this matter and disclosed an estimated settlement range of $95 million to $125 million. Based on the progress of continuing settlement discussions through October 2015, the Company recorded an additional $30 million loss provision in the third quarter of 2015. The Company recorded an additional loss reserve of approximately $2 million in the fourth quarter of 2015 related to the Settlement Agreement and associated costs and, in connection with establishing the final terms of the Settlement Agreement, also recorded an income tax benefit of $47 million in the fourth quarter of 2015. In connection with the resolution of this matter, and in exchange for the OIG’s agreement not to exclude the Company or its subsidiaries from participating in the federal healthcare programs, on January 11, 2016, the Company entered into a five-year corporate integrity agreement with the OIG.

In connection with the Settlement Agreement, RehabCare has received requests for indemnification from some of its current and former customers related to alleged damages stemming from payments made by these customers to the DOJ and the related legal and other costs. At this time, the Company has recorded an estimated aggregate loss contingency reserve of $4 million for these matters. No estimate of the possible loss in excess of the amount accrued can be made regarding these matters at this time. There is no certainty about the timing or likelihood of any definitive resolutions relating to these indemnification claims. The Company disputes the allegations in these indemnification claims and will defend these and any related claims vigorously.

Other expenses

Rent expense increased 4% to $100 million in the second quarter of 2016 compared to $97 million in the second quarter of 2015, primarily attributable to new facility leases. Rent expense increased 5% to $198 million for the six months ended June 30, 2016 compared to $189 million for the six months ended June 30, 2015, primarily attributable to new facility leases and the Gentiva Merger, which was completed on February 2, 2015.

Depreciation and amortization expense increased 4% to $40 million in the second quarter of 2016 compared to $38 million in the second quarter of 2015, primarily attributable to integration capital expenditures associated with the Gentiva Merger. Depreciation and amortization expense increased 4% to $81 million for the six months ended June 30, 2016 compared to $77 million for the six months ended June 30, 2015, primarily attributable to assets acquired in conjunction with the Gentiva Merger and integration capital expenditures associated with the Gentiva Merger.

Interest expense increased 2% to $58 million in the second quarter of 2016 compared to $57 million in the second quarter of 2015, and decreased 3% to $115 million for the six months ended June 30, 2016 compared to $120 million for the six months ended June 30, 2015. Interest expense for the six months ended June 30, 2015 included $17 million in pre-closing costs related to financing the Gentiva Merger. Excluding these financing costs, interest expense increased in both periods primarily as a result of increased long-term borrowings. See note 2 of the notes to unaudited condensed consolidated financial statements.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Results of Operations – Continuing Operations (Continued)

Consolidated results

Income from continuing operations before income taxes aggregated $52 million in the second quarter of 2016 compared to $58 million in the second quarter of 2015. Income from continuing operations before income taxes aggregated $90 million for the six months ended June 30, 2016 compared to loss from continuing operations before income taxes of $104 million for the six months ended June 30, 2015. Income from continuing operations attributable to the Company aggregated $21 million in the second quarter of 2016 compared to $22 million in the second quarter of 2015. Income from continuing operations attributable to the Company aggregated $34 million for the six months ended June 30, 2016 compared to loss from continuing operations attributable to the Company of $121 million for the six months ended June 30, 2015. Transaction and integration costs, litigation contingency expense, retirement and severance costs, business interruption settlements, facility closing costs, research and development, gain on facility swap, debt amendment costs, and impairment charges negatively impacted the consolidated pretax operating results by $17 million ($14 million net of income taxes) in the second quarter of 2016 and by $31 million ($23 million net of income taxes) for the six months ended June 30, 2016. Transaction and integration costs, litigation contingency expense, and facility closing costs negatively impacted the consolidated pretax operating results by $13 million ($12 million net of income taxes) in the second quarter of 2015. In addition, pre-closing financing costs, retirement and severance costs and impairment charges also negatively impacted the consolidated pretax operating results by $235 million ($184 million net of income taxes) for the six months ended June 30, 2015.

Results of Operations – Discontinued Operations

Income from discontinued operations was $3 million in the second quarter of 2016 compared to loss from discontinued operations of $1 million in the second quarter of 2015. Income from discontinued operations was $2 million for the six months ended June 30, 2016 compared to loss from discontinued operations of $4 million for the six months ended June 30, 2015. The Company recorded a net loss of $0.1 million in the second quarter of 2016 compared to a net gain of $1 million in the second quarter of 2015 related to the divestiture of discontinued operations. The Company recorded a net gain of $0.2 million for the six months ended June 30, 2016 compared to a net gain of $1 million for the six months ended June 30, 2015 related to the divestiture of discontinued operations.

On December 27, 2014, the Company entered into an agreement with Ventas to transition the operations under the leases for the 2014 Expiring Facilities. Each lease terminates when the operation of such nursing center is transferred to a new operator. At June 30, 2016, the Company had transferred the operations of all of the 2014 Expiring Facilities to new operators. The lease term for eight of the 2014 Expiring Facilities was scheduled to expire on April 30, 2018. The lease term for the ninth of the 2014 Expiring Facilities was scheduled to expire on April 30, 2020. For accounting purposes, the 2014 Expiring Facilities qualified as assets held for sale, and the Company reflected the operating results as discontinued operations in the accompanying unaudited condensed consolidated statement of operations for all historical periods. Under the terms of the agreement to transition the operations of the 2014 Expiring Facilities, the Company incurred a $40 million termination fee in exchange for the early termination of the leases, which was paid to Ventas in January 2015.

Liquidity

Operating cash flows

Cash flows provided by operations (including discontinued operations) aggregated $2 million for the six months ended June 30, 2016 compared to cash flows used in operations of $39 million for the six months ended June 30, 2015. Operating cash flows for the six months ended June 30, 2016 were negatively impacted by $153 million for the Settlement Agreement, other litigation, debt refinancing, retirement, severance, retention, transaction and lease termination payments, and business interruption settlements. Operating cash flows for the six months ended June 30, 2015 were negatively impacted by $209 million for severance, retirement, Gentiva Merger transaction and pre-closing financing costs, litigation, other transaction costs, and lease termination payments.

The Company utilizes its ABL Facility to meet working capital needs and finance its acquisition and development activities. As a result, the Company typically carries minimal amounts of cash on its consolidated balance sheet. Based upon the Company’s expected operating cash flows and the availability of borrowings under the ABL Facility ($700 million at June 30, 2016), management believes that the Company has the necessary financial resources to satisfy its expected short-term and long-term liquidity needs.

Dividends and other payments

During the first half of 2016, the Company paid a cash dividend of $0.12 per common share on June 10, 2016 to shareholders of record as of the close of business on May 18, 2016 and also paid a cash dividend of $0.12 per common share on April 1, 2016 to shareholders.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Liquidity (Continued)

Dividends and other payments (Continued)

During the first half of 2015, the Company paid a cash dividend of $0.12 per common share on June 10, 2015 to shareholders of record as of the close of business on May 20, 2015 and also paid a cash dividend of $0.12 per common share on April 1, 2015 to shareholders.

The Company made an installment payment on the Company’s Units on June 1, 2016 to holders of record on May 15, 2016, which consisted of a quarterly installment payment of $18.76 per Unit. The Company also made installment payments on the Company’s Units on March 1, 2016 and on June 1, 2015, each of which consisted of a quarterly installment payment of $18.75 per Unit. In addition, the Company made an installment payment on the Company’s Units on March 2, 2015, which consisted of a quarterly installment payment of $18.75 per Unit, plus a one-time incremental payment of $1.25 per Unit for the period between November 25, 2014 and December 1, 2014, for a total payment of $20.00 per Unit. Each Unit is composed of a Purchase Contract and one share of Mandatory Redeemable Preferred Stock having a final preferred stock installment payment date of December 1, 2017 and an initial liquidation preference of $201.58 per share of Mandatory Redeemable Preferred Stock. To the extent that any Unit has been separated into its constituent Purchase Contract and its constituent share of Mandatory Redeemable Preferred Stock, the installment payment is payable only on the constituent share of Mandatory Redeemable Preferred Stock.

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

Term Loan Amendment Agreement

On June 14, 2016, the Company entered into the Term Loan Amendment Agreement. The Term Loan Amendment Agreement amends and restates the Fourth Amended and Restated Term Loan Facility to provide for, among other things, (1) additional joint venture flexibility, including an increased ability to enter into and make investments in joint ventures that are non-guarantor restricted subsidiaries and to incur debt and liens of such joint ventures and other non-guarantor restricted subsidiaries, (2) an increase in the size of a basket for asset sales from 15% to 25% of consolidated total assets, (3) maintaining a maximum total leverage ratio of 6.00:1.00 for each quarterly measurement date after the date of such amendment, (4) a prepayment premium of 1.00% in connection with any repricing transaction within six months of the closing date, and (5) an incremental term loan in an aggregate principal amount of $200 million.

The incremental term loan under the Term Loan Amendment Agreement was issued with 95 basis points of OID and has the same terms as, and is fungible with, the $1.18 billion in aggregate principal amount of term loans that were outstanding under the Fourth Amended and Restated Term Loan Facility immediately prior to the effectiveness of the Term Loan Amendment Agreement. The net proceeds from the incremental term loan were used to repay a portion of the Company’s outstanding borrowings under its ABL Facility.

ABL Amendment Agreement

Also on June 14, 2016, the Company entered into the ABL Amendment Agreement. The ABL Amendment Agreement amends and restates the Prior ABL Facility to provide for, among other things, (1) additional joint venture flexibility, including an increased ability to enter into and make investments in joint ventures that are non-guarantor restricted subsidiaries and to incur debt and liens of such joint ventures and other non-guarantor restricted subsidiaries, and (2) an increase in the size of a basket for asset sales from 15% to 25% of consolidated total assets.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Liquidity (Continued)

Incremental Term Loan Amendment

On March 10, 2015, the Company entered into an incremental amendment agreement, which provided for an incremental term loan in an aggregate principal amount of $200 million under its Fourth Amended and Restated Term Loan Facility. The Company used the net proceeds of the incremental term loan to repay outstanding borrowings under its Prior ABL Facility. The incremental term loan was issued with 50 basis points of OID and has the same terms as, and is fungible with, all other term loans outstanding under the Company’s Term Loan Facility.

Amendment to Notes due 2022

On April 9, 2014, the Company completed a private placement of $500 million aggregate principal amount of the Notes due 2022. The Notes due 2022 were issued pursuant to the 2022 Indenture among the Company, the 2022 Guarantors, and Wells Fargo Bank, National Association, as trustee.

On January 30, 2015, following the receipt of sufficient consents to approve the Amendments, the Company, the 2022 Guarantors, and Wells Fargo Bank, National Association, as trustee, entered into the 2022 Notes Supplemental Indenture. The 2022 Notes Supplemental Indenture conforms certain covenants, definitions, and other terms in the 2022 Indenture to the covenants, definitions, and terms contained in the indentures governing the Notes. The Amendments became operative following the consummation of the Gentiva Merger.

Interest rate swaps

In March 2014, the Company entered into an interest rate swap agreement to hedge its floating interest rate on an aggregate of $400 million of debt outstanding under its Third Amended and Restated Term Loan Facility. On April 8, 2014, the Company completed a novation of a portion of its $400 million swap agreement to two new counterparties, each in the amount of $125 million. The original swap contract was not amended, terminated or otherwise modified. The interest rate swap had an effective date of April 9, 2014, will expire on April 9, 2018 and continues to apply to the Term Loan Facility. The Company is required to make payments based upon a fixed interest rate of 1.867% calculated on the notional amount of $400 million. In exchange, the Company will receive interest on $400 million at a variable interest rate that is based upon the three-month LIBOR, subject to a minimum rate of 1.0%. The Company determined these interest rate swaps continue to qualify for cash flow hedge accounting treatment at June 30, 2016.

In January 2016, the Company entered into three interest rate swap agreements to hedge its floating interest rate on an aggregate of $325 million of debt outstanding under its Fourth Amended and Restated Term Loan Facility. The interest rate swaps have an effective date of January 11, 2016, and expire on January 9, 2021. The Company is required to make payments based upon a fixed interest rate of 1.862% and 1.855% calculated on the notional amount of $175 million and $150 million, respectively. In exchange, the Company will receive interest on $325 million at a variable interest rate that is based upon the three-month LIBOR rate, subject to a minimum rate of 1.0%. The Company determined these interest rate swaps continue to qualify for cash flow hedge accounting treatment at June 30, 2016.

The Company records the effective portion of the gain or loss on these derivative financial instruments in accumulated other comprehensive income (loss) as a component of stockholders’ equity and records the ineffective portion of the gain or loss on these derivative financial instruments as interest expense. For the three months and six months ended June 30, 2016 and 2015, the ineffectiveness related to the interest rate swaps was immaterial.

The aggregate fair value of the interest rate swaps recorded in other accrued liabilities was $10 million and $4 million at June 30, 2016 and December 31, 2015, respectively.

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

The Company is currently permitted to cease operating the Leased Hospitals, but these Leased Hospitals otherwise remain subject to the applicable master lease agreement until their scheduled expiration dates. If such sale to Curahealth does not occur, the Company and Ventas will continue to attempt to identify a purchaser for the Leased Hospitals, and share the net proceeds of any such sale.

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

The Company estimates that it will recognize a non-cash pretax impairment charge to property and equipment of approximately $25 million to $30 million, of which $8 million was recorded during the six months ended June 30, 2016. In addition, the Company estimates that it will recognize a pretax loss on disposal of $20 million to $25 million which includes a non-cash pretax write-off of both goodwill and other intangible assets of $12 million to $17 million allocable to the Hospitals.

Capital Resources

Capital expenditures and acquisitions

Excluding acquisitions, routine capital expenditures (expenditures necessary to maintain existing facilities that generally do not increase capacity or add services) totaled $47 million and $45 million for the six months ended June 30, 2016 and 2015, respectively. Kindred Hospital Rehabilitation Services development capital expenditures (primarily new IRF development) totaled $10 million for the six months ended June 30, 2016. Nursing center development capital expenditures (primarily the addition of transitional care services for higher acuity patients) totaled $5 million for the six months ended June 30, 2016 and $6 million for the six months ended June 30, 2015. Support center development capital expenditures totaled $3 million for the six months ended June 30, 2016. Excluding acquisitions, the Company anticipates that routine capital spending for 2016 should approximate $100 million to $120 million and development capital spending should approximate $35 million to $45 million. Management expects that substantially all of these expenditures will be financed through internal sources or borrowings under the ABL Facility. Management believes that its capital expenditure program is adequate to improve and equip existing facilities. At June 30, 2016, the estimated cost to complete and equip construction in progress approximated $51 million.

Acquisition expenditures totaled $28 million for the six months ended June 30, 2016, which were financed with operating cash flows and the Company’s ABL Facility. Acquisition expenditures totaled $662 million for the six months ended June 30, 2015, primarily related to the Gentiva Merger and the Centerre Acquisition. See notes 2 and 3 of the notes to unaudited condensed consolidated financial statements.

On June 20, 2016, the Company entered into a definitive agreement to acquire home health operations from the Arkansas Department of Health, which includes licenses to provide home health, hospice and personal care services throughout the state of Arkansas, for approximately $39 million. The Company completed this acquisition on August 1, 2016.

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

The Company cannot provide assurance that reimbursement payments under governmental and private third party payor programs, including Medicare supplemental insurance policies, will remain at levels comparable to present levels or will be sufficient to cover the costs allocable to patients eligible for reimbursement pursuant to these programs. Medicare reimbursement in LTAC hospitals, IRFs, nursing centers, home health, and hospice is subject to fixed payments under the Medicare prospective payment systems. In accordance with Medicare laws, CMS makes annual adjustments to Medicare payment rates in many prospective payment systems under what is commonly known as a “market basket update.” Each year, the Medicare Payment Advisory Commission (“MedPAC”), a commission chartered by Congress to advise it on Medicare payment issues, makes payment policy recommendations to Congress for a variety of Medicare payment systems. Congress is not obligated to adopt MedPAC recommendations, and, based upon outcomes in previous years, there can be no assurance that Congress will adopt MedPAC’s recommendations in a given year. Medicaid reimbursement rates in many states in which the Company operates nursing centers also are based upon fixed payment systems. Generally, these rates are adjusted annually for inflation. However, these adjustments do not reflect the actual increase in the costs of providing healthcare services. In addition, Medicaid reimbursement can be impacted negatively by state budgetary pressures, which may lead to reduced reimbursement or delays in receiving payments. There can be no assurance that the facilities operated by the Company, or the provision of goods and services offered by the Company, will meet the requirements for participation in such programs.

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

The Company believes that its operating margins also will continue to be under pressure as the growth in operating expenses, particularly professional liability, labor, and employee benefits costs, exceeds payment increases from third party payors. In addition, as a result of competitive pressures, the Company’s ability to maintain operating margins through price increases to private patients is limited.

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

The effective date of the new patient criteria is October 1, 2015, tied to each individual LTAC hospital’s cost reporting period, followed by a two-year phase-in period. During the phase-in period, payment for patients receiving the site-neutral rate will be based 50% on the current LTAC PPS and 50% on the new site-neutral rate. CMS estimates an overall net reduction in Medicare revenue of 4.6% for those hospitals receiving this 50/50 blended reimbursement. The majority of the Company’s TC hospitals (which are certified as LTAC hospitals under the Medicare program) have a cost reporting period starting on September 1 of each year, and thus the phase-in of new patient criteria will not begin for a majority of the Company’s TC hospitals until September 1, 2016, and full implementation of the new criteria will not begin until September 1, 2018.

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

Hospital division

LTAC PPS maintains LTAC hospitals as a distinct provider type, separate from short-term acute care hospitals. Only providers certified as LTAC hospitals may be paid under this system. As of June 30, 2016, all of the Company’s TC hospitals were certified as LTAC hospitals.

On August 2, 2016, CMS issued final regulations regarding Medicare reimbursement for LTAC hospitals for federal fiscal year beginning October 1, 2016. Included in the final regulations are: (1) a market basket increase to the standard federal payment rate of 2.8%; (2) offsets to the standard federal payment rate by the ACA of: (a) 0.3% to account for the effect of a productivity adjustment, and (b) 0.75% as required by the statute; (3) a wage level budget neutrality factor of 0.999593 applied to the adjusted standard federal payment rate; (4) adjustments to area wage indexes; and (5) an increase in the high cost outlier threshold per discharge to $21,943. Further, the rule proposes changes to the existing 25% rule criteria, accelerating the effective dates to cost reporting periods beginning on or after July 1, 2016 or October 1, 2016, depending on hospital specific criteria.

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

Kindred at Home

Home health.  On July 5, 2016, CMS issued proposed regulations regarding Medicare payment rates for home health agencies effective January 1, 2017. Included in these regulations are a proposed market basket update of 2.8%, less (1) a 0.5% productivity reduction, (2) a 2.3% rebasing adjustment mandated under the ACA, (3) an additional 0.9% reduction adjustment to account for industry wide case mix growth, and (4) a 0.1% reduction for change in outlier fixed dollar ratio.

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

Hospice.  On July 29, 2016, CMS issued final regulations for Medicare reimbursement for hospice providers effective October 1, 2016. Included in these final regulations are: (1) a market basket increase of 2.7%; (2) a multifactor productivity reduction of 0.3%; and (3) an additional 0.3% reduction as mandated in the ACA.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Other Information (Continued)

Effects of inflation and changing prices (Continued)

Kindred Rehabilitation Services

Inpatient rehabilitation hospitals.   On July 29, 2016, CMS issued final regulations regarding Medicare reimbursement for IRFs for the federal fiscal year beginning October 1, 2016. Included in these final regulations are: (1) a market basket increase of 2.7%; (2) a productivity reduction of 0.3%; (3) an additional reduction of 0.75% as required by the ACA; and (4) a decrease in the high cost outlier threshold per discharge to $7,984.

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

Nursing center division

On July 29, 2016, CMS issued final regulations updating Medicare payment rates for nursing centers effective October 1, 2016. These final regulations implement a net market basket increase of 2.4% consisting of: (1) a 2.7% market basket increase, less (2) a 0.3% productivity adjustment.

On July 30, 2015, CMS issued final regulations updating Medicare payment rates for nursing centers effective October 1, 2015. These final regulations implement a net market basket increase of 1.2% consisting of: (1) a 2.3% market basket increase, less (2) a 0.6% market basket forecast error adjustment, and (3) a 0.5% productivity adjustment.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Condensed Consolidated Statement of Operations

(Unaudited)

(In thousands, except per share amounts)

	2015 Quarters				2016 Quarters
	First	Second	Third	Fourth	First	Second
Revenues	$1,675,967	$1,833,475	$1,764,516	$1,780,949	$1,837,971	$1,842,070
Salaries, wages and benefits	847,093	935,687	922,140	909,171	926,214	928,954
Supplies	93,271	98,237	96,551	96,295	99,416	99,410
Rent	92,140	96,402	96,244	97,823	97,768	100,555
Other operating expenses	197,727	212,117	207,837	208,315	214,701	217,850
General and administrative expenses	406,102	334,805	310,041	344,340	355,527	338,672
Other income	(480)	(569)	(650)	(1,317)	(952)	(511)
Litigation contingency expense	95,000	3,925	31,462	8,261	1,910	930
Impairment charges	6,726	-	-	18,031	7,788	6,131
Depreciation and amortization	38,935	38,625	39,329	40,362	40,681	40,257
Interest expense	62,518	57,170	56,440	56,267	57,499	58,056
Investment income	(741)	(1,030)	(432)	(603)	(254)	(497)
	1,838,291	1,775,369	1,758,962	1,776,945	1,800,298	1,789,807
Income (loss) from continuing operations before income taxes	(162,324)	58,106	5,554	4,004	37,673	52,263
Provision (benefit) for income taxes	(27,736)	24,396	12,523	(51,980)	11,836	17,882
Income (loss) from continuing operations	(134,588)	33,710	(6,969)	55,984	25,837	34,381
Discontinued operations, net of income taxes:
Income (loss) from operations	(3,424)	(589)	2,269	1,509	(582)	3,016
Gain (loss) on divestiture of operations	-	983	-	261	262	(83)
Income (loss) from discontinued operations	(3,424)	394	2,269	1,770	(320)	2,933
Net income (loss)	(138,012)	34,104	(4,700)	57,754	25,517	37,314
(Earnings) loss attributable to noncontrolling interests:
Continuing operations	(8,847)	(11,735)	(9,900)	(12,082)	(12,514)	(13,522)
Discontinued operations	29	2	1	2	(2)	(3)
	(8,818)	(11,733)	(9,899)	(12,080)	(12,516)	(13,525)
Income (loss) attributable to Kindred	$(146,830)	$22,371	$(14,599)	$45,674	$13,001	$23,789
Amounts attributable to Kindred stockholders:
Income (loss) from continuing operations	$(143,435)	$21,975	$(16,869)	$43,902	$13,323	$20,859
Income (loss) from discontinued operations	(3,395)	396	2,270	1,772	(322)	2,930
Net income (loss)	$(146,830)	$22,371	$(14,599)	$45,674	$13,001	$23,789
Earnings (loss) per common share:
Basic:
Income (loss) from continuing operations	$(1.80)	$0.25	$(0.20)	$0.50	$0.15	$0.24
Discontinued operations:
Income (loss) from operations	(0.04)	(0.01)	0.03	0.02	-	0.03
Gain (loss) on divestiture of operations	-	0.01	-	-	-	-
Income (loss) from discontinued operations	(0.04)	-	0.03	0.02	-	0.03
Net income (loss)	$(1.84)	$0.25	$(0.17)	$0.52	$0.15	$0.27
Diluted:
Income (loss) from continuing operations	$(1.80)	$0.25	$(0.20)	$0.50	$0.15	$0.23
Discontinued operations:
Income (loss) from operations	(0.04)	(0.01)	0.03	0.02	-	0.03
Gain (loss) on divestiture of operations	-	0.01	-	-	-	-
Income (loss) from discontinued operations	(0.04)	-	0.03	0.02	-	0.03
Net income (loss)	$(1.84)	$0.25	$(0.17)	$0.52	$0.15	$0.26

Shares used in computing earnings (loss) per common share:
Basic	79,575	86,045	86,184	86,336	86,590	86,836
Diluted	79,575	86,402	86,184	87,232	87,249	87,500

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Operating Data

(Unaudited)

(In thousands)

	2015 Quarters				2016 Quarters
	First	Second	Third	Fourth	First	Second
Revenues:
Hospital division	$640,483	$627,206	$579,497	$593,593	$643,299	$633,695
Kindred at Home:
Home health	300,867	427,820	424,054	425,759	430,035	438,556
Hospice	119,057	178,005	181,140	178,325	176,426	185,641
	419,924	605,825	605,194	604,084	606,461	624,197
Kindred Rehabilitation Services:
Kindred Hospital Rehabilitation Services	151,564	152,544	149,435	155,579	165,774	169,815
RehabCare	252,595	236,791	219,518	206,582	204,248	196,075
	404,159	389,335	368,953	362,161	370,022	365,890
Nursing center division	274,308	273,870	270,510	273,387	272,227	272,395
	1,738,874	1,896,236	1,824,154	1,833,225	1,892,009	1,896,177
Eliminations:
Kindred Hospital Rehabilitation Services	(24,002)	(23,201)	(22,081)	(22,017)	(23,713)	(23,472)
RehabCare	(37,789)	(38,262)	(35,943)	(28,546)	(28,822)	(28,811)
Nursing centers	(1,116)	(1,298)	(1,614)	(1,713)	(1,503)	(1,824)
	(62,907)	(62,761)	(59,638)	(52,276)	(54,038)	(54,107)
	$1,675,967	$1,833,475	$1,764,516	$1,780,949	$1,837,971	$1,842,070

Income (loss) from continuing operations:
Segment EBITDAR:
Hospital division	$134,111	$130,967	$95,983	$116,454	$134,571	$126,589
Kindred at Home:
Home health	45,696	72,329	65,584	67,032	66,941	75,790
Hospice	16,479	26,238	33,707	28,668	24,525	31,225
	62,175	98,567	99,291	95,700	91,466	107,015
Kindred Rehabilitation Services:
Kindred Hospital Rehabilitation Services	44,564	44,531	42,141	44,891	47,870	50,469
RehabCare	15,708	14,681	14,544	(1,118)	11,987	13,269
	60,272	59,212	56,685	43,773	59,857	63,738
Nursing center division	36,963	39,877	35,923	36,601	30,100	29,652
Support center	(66,565)	(70,209)	(55,439)	(63,016)	(70,808)	(66,804)
Litigation contingency expense	(95,000)	(3,925)	(31,462)	(8,261)	(1,910)	(930)
Impairment charges	(6,726)	-	-	(18,031)	(7,788)	(6,131)
Transaction costs	(94,702)	(5,216)	(3,846)	(5,367)	(2,121)	(2,495)
EBITDAR	30,528	249,273	197,135	197,853	233,367	250,634
Rent	(92,140)	(96,402)	(96,244)	(97,823)	(97,768)	(100,555)
Depreciation and amortization	(38,935)	(38,625)	(39,329)	(40,362)	(40,681)	(40,257)
Interest, net	(61,777)	(56,140)	(56,008)	(55,664)	(57,245)	(57,559)
Income (loss) from continuing operations before income taxes	(162,324)	58,106	5,554	4,004	37,673	52,263
Provision (benefit) for income taxes	(27,736)	24,396	12,523	(51,980)	11,836	17,882
	$(134,588)	$33,710	$(6,969)	$55,984	$25,837	$34,381

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Operating Data (Continued)

(Unaudited)

(In thousands)

	2015 Quarters				2016 Quarters
	First	Second	Third	Fourth	First	Second
Rent:
Hospital division	$51,454	$51,404	$51,933	$51,901	$51,945	$53,759
Kindred at Home:
Home health	6,493	9,547	9,174	9,511	8,699	9,055
Hospice	3,139	4,726	4,530	4,602	4,435	4,487
	9,632	14,273	13,704	14,113	13,134	13,542
Kindred Rehabilitation Services:
Kindred Hospital Rehabilitation Services	7,373	7,509	7,591	8,307	8,763	8,896
RehabCare	999	1,010	937	879	879	893
	8,372	8,519	8,528	9,186	9,642	9,789
Nursing center division	21,498	21,383	21,510	21,846	22,472	22,982
Support center	1,184	823	569	777	575	483
	$92,140	$96,402	$96,244	$97,823	$97,768	$100,555
Depreciation and amortization:
Hospital division:	$14,476	$13,531	$12,956	$13,012	$13,199	$13,070
Kindred at Home:
Home health	3,593	4,273	4,653	4,760	4,236	3,877
Hospice	1,456	1,482	1,821	1,822	1,600	1,525
	5,049	5,755	6,474	6,582	5,836	5,402
Kindred Rehabilitation Services:
Kindred Hospital Rehabilitation Services	3,418	3,314	3,344	3,435	3,521	3,526
RehabCare	1,911	1,924	1,955	1,990	1,989	1,983
	5,329	5,238	5,299	5,425	5,510	5,509
Nursing center division	7,494	6,962	6,695	6,940	7,253	7,215
Support center	6,587	7,139	7,905	8,403	8,883	9,061
	$38,935	$38,625	$39,329	$40,362	$40,681	$40,257
Capital expenditures, excluding acquisitions (including discontinued operations):
Hospital division:
Routine	$8,810	$6,080	$5,127	$8,918	$5,440	$6,410
Development	-	-	-	-	-	-
	8,810	6,080	5,127	8,918	5,440	6,410
Kindred at Home:
Home health:
Routine	252	859	1,225	1,865	2,391	1,318
Development	-	-	-	-	-	-
	252	859	1,225	1,865	2,391	1,318
Hospice:
Routine	37	445	352	381	671	620
Development	-	-	-	-	-	-
	37	445	352	381	671	620
Kindred Rehabilitation Services:
Kindred Hospital Rehabilitation Services:
Routine	247	28	350	323	301	377
Development	21	40	1,281	3,359	4,246	6,125
	268	68	1,631	3,682	4,547	6,502
RehabCare:
Routine	470	246	532	201	175	332
Development	-	-	-	-	-	-
	470	246	532	201	175	332
Nursing center division:
Routine	5,066	4,342	4,738	4,635	3,166	4,595
Development	5,767	478	2,085	3,416	4,072	1,266
	10,833	4,820	6,823	8,051	7,238	5,861
Support center:
Routine:
Information systems	5,548	12,022	22,765	24,478	5,815	11,898
Other	339	478	333	439	147	3,174
Development	-	-	2,394	1,090	1,701	1,316
	5,887	12,500	25,492	26,007	7,663	16,388
Totals:
Routine	20,769	24,500	35,422	41,240	18,106	28,724
Development	5,788	518	5,760	7,865	10,019	8,707
	$26,557	$25,018	$41,182	$49,105	$28,125	$37,431

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Operating Data (Continued)

(Unaudited)

	2015 Quarters				2016 Quarters
	First	Second	Third	Fourth	First	Second
Hospital division:
End of period data:
Number of transitional care hospitals	97	96	95	95	95	97
Number of licensed beds	7,147	7,124	7,094	7,094	7,089	7,067
Revenue mix %:
Medicare	56.8	55.2	57.1	57.3	57.8	55.5
Medicaid	5.5	5.3	5.3	5.1	4.2	4.2
Medicare Advantage	11.9	11.6	10.8	11.1	11.5	12.0
Medicaid Managed	4.7	5.6	6.1	6.2	5.6	6.3
Commercial insurance and other	21.1	22.3	20.7	20.3	20.9	22.0
Admissions:
Medicare	8,775	8,267	7,976	8,169	8,919	8,253
Medicaid	610	610	556	520	463	386
Medicare Advantage	1,555	1,352	1,212	1,304	1,453	1,382
Medicaid Managed	643	675	646	612	733	768
Commercial insurance and other	1,868	1,815	1,763	1,701	1,871	1,807
	13,451	12,719	12,153	12,306	13,439	12,596
Patient days:
Medicare	228,483	218,577	210,870	210,409	229,004	219,013
Medicaid	28,663	25,213	23,167	21,795	21,134	19,409
Medicare Advantage	48,448	44,740	39,585	41,079	45,760	47,697
Medicaid Managed	22,013	24,833	24,412	24,802	25,341	27,267
Commercial insurance and other	62,241	62,922	58,631	57,321	62,769	63,009
	389,848	376,285	356,665	355,406	384,008	376,395
Average length of stay:
Medicare	26.0	26.4	26.4	25.8	25.7	26.5
Medicaid	47.0	41.3	41.7	41.9	45.6	50.3
Medicare Advantage	31.2	33.1	32.7	31.5	31.5	34.5
Medicaid Managed	34.2	36.8	37.8	40.5	34.6	35.5
Commercial insurance and other	33.3	34.7	33.3	33.7	33.5	34.9
Weighted average	29.0	29.6	29.3	28.9	28.6	29.9
Revenues per admission:
Medicare	$41,483	$41,892	$41,451	$41,656	$41,717	$42,579
Medicaid	57,594	54,795	55,415	57,724	57,928	69,797
Medicare Advantage	48,908	53,578	51,495	50,680	51,080	55,105
Medicaid Managed	46,740	51,950	54,976	60,263	49,287	51,696
Commercial insurance and other	72,395	77,110	68,151	70,735	71,651	77,193
Weighted average	47,616	49,312	47,683	48,236	47,868	50,309
Revenues per patient day:
Medicare	$1,593	$1,584	$1,568	$1,617	$1,625	$1,605
Medicaid	1,226	1,326	1,330	1,377	1,269	1,388
Medicare Advantage	1,570	1,619	1,577	1,609	1,622	1,597
Medicaid Managed	1,365	1,412	1,455	1,487	1,426	1,456
Commercial insurance and other	2,173	2,224	2,049	2,099	2,136	2,214
Weighted average	1,643	1,667	1,625	1,670	1,675	1,684
Medicare case mix index (discharged patients only)	1.166	1.163	1.150	1.164	1.163	1.179
Average daily census	4,332	4,135	3,877	3,863	4,220	4,136
Occupancy %	69.2	66.1	62.2	62.2	68.0	67.5
Same-hospital data:
Revenues ($ 000s)	$634,975	$605,410	$562,658	$579,396	$643,413	$619,427
Admissions:
Medicare	8,652	8,031	7,769	8,039	8,919	8,083
Medicaid	602	557	519	466	463	371
Medicare Advantage	1,546	1,299	1,179	1,255	1,453	1,339
Medicaid Managed	640	640	619	590	733	761
Commercial insurance and other	1,840	1,746	1,713	1,653	1,871	1,751
	13,280	12,273	11,799	12,003	13,439	12,305
Patient days:
Medicare	225,992	212,221	205,802	207,010	229,004	214,629
Medicaid	28,458	22,999	21,502	20,001	21,134	18,340
Medicare Advantage	48,276	42,863	37,863	39,656	45,760	46,522
Medicaid Managed	21,933	23,722	23,329	24,136	25,341	26,795
Commercial insurance and other	61,715	60,559	57,199	55,701	62,769	60,984
	386,374	362,364	345,695	346,504	384,008	367,270
Total average length of stay	29.1	29.5	29.3	28.9	28.6	29.8
Total revenues per patient day	$1,643	$1,671	$1,628	$1,672	$1,676	$1,687

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Operating Data (Continued)

(Unaudited)

	2015 Quarters				2016 Quarters
	First	Second	Third	Fourth	First	Second
Kindred at Home:
Home health:
Sites of service (at end of period)	415	411	388	373	384	384
Revenue mix %:
Medicare	80.8	80.4	80.0	80.0	79.8	79.3
Medicaid	2.0	2.1	2.1	2.1	2.1	2.1
Commercial and other	7.7	7.9	8.2	8.5	8.4	8.2
Commercial paid at episodic rates	9.5	9.6	9.7	9.4	9.7	10.4
Episodic revenues ($ 000s)	$229,991	$324,027	$319,820	$320,698	$325,821	$332,193
Total episodic admissions	49,087	67,808	66,753	66,157	71,426	70,212
Medicare episodic admissions	43,173	59,394	58,479	57,804	62,011	60,730
Total episodes	79,895	109,599	108,519	108,300	113,887	113,278
Episodes per admission	1.63	1.62	1.63	1.64	1.59	1.61
Revenue per episode	$2,879	$2,956	$2,947	$2,961	$2,861	$2,933
Hospice:
Sites of service (at end of period)	190	185	181	175	177	177
Admissions	8,863	12,574	12,091	12,129	13,234	13,149
Average length of stay	93	93	101	100	92	91
Patient days	785,819	1,190,604	1,211,291	1,185,330	1,183,908	1,238,584
Revenue per patient day	$152	$150	$150	$150	$149	$150
Average daily census	12,830	13,084	13,166	12,884	13,010	13,611
Community Care and other revenues (included in home health business segment) ($ 000s)	$45,902	$67,647	$67,338	$67,684	$66,305	$68,229
Kindred Rehabilitation Services:
Kindred Hospital Rehabilitation Services:
Freestanding IRFs:
End of period data:
Number of IRFs	16	16	18	18	19	19
Number of licensed beds	829	829	919	919	969	969
Discharges (a)	3,806	3,927	3,941	4,317	4,448	4,646
Same-hospital discharges (a)	3,806	3,927	3,842	4,040	4,016	4,089
Occupancy % (a)	73.2	71.5	68.7	68.0	70.6	70.6
Average length of stay (a)	13.7	13.1	13.2	12.7	13.2	12.9
Revenue per discharge (a)	$19,517	$19,325	$18,992	$18,640	$19,731	$19,318
Contract services:
Sites of service (at end of period):
Inpatient rehabilitation units (ARUs)	100	99	101	100	104	105
LTAC hospitals	120	120	119	119	119	121
Sub-acute units	8	8	7	7	7	7
Outpatient units	138	139	135	130	139	138
	366	366	362	356	369	371
Revenue per site	$211,151	$209,436	$206,041	$210,978	$211,417	$215,798
Revenue mix %:
Company-operated	31	30	30	29	30	29
Non-affiliated	69	70	70	71	70	71
RehabCare:
Sites of service (at end of period)	1,829	1,789	1,821	1,798	1,767	1,759
Revenue per site	$138,106	$132,359	$120,548	$114,896	$115,590	$111,470
Revenue mix %:
Company-operated	15	16	16	14	14	15
Non-affiliated	85	84	84	86	86	85

(a)	Excludes non-consolidating IRF.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Operating Data (Continued)

(Unaudited)

	2015 Quarters				2016 Quarters
	First	Second	Third	Fourth	First	Second
Nursing center division:
End of period data:
Number of facilities:
Nursing centers:
Owned or leased	86	86	86	86	88	88
Managed	4	4	4	4	4	4
Assisted living facilities	7	7	7	7	7	7
	97	97	97	97	99	99
Number of licensed beds:
Nursing centers:
Owned or leased	11,050	11,050	11,050	11,050	11,330	11,330
Managed	485	485	485	485	485	485
Assisted living facilities	375	375	375	375	375	380
	11,910	11,910	11,910	11,910	12,190	12,195
Revenue mix %:
Medicare	32.8	30.5	30.0	30.1	32.2	31.1
Medicaid	37.8	38.9	39.6	38.2	36.4	36.9
Medicare Advantage	9.0	8.6	8.1	7.4	7.2	7.3
Medicaid Managed	4.7	5.4	5.9	8.4	8.6	8.7
Private and other	15.7	16.6	16.4	15.9	15.6	16.0
Patient days (a):
Medicare	148,396	133,991	130,456	129,068	140,027	134,699
Medicaid	447,888	444,757	449,982	431,415	418,336	422,968
Medicare Advantage	55,376	51,947	48,539	45,136	43,410	43,069
Medicaid Managed	71,588	82,280	82,352	99,058	105,663	107,288
Private and other	138,030	139,716	140,003	141,247	139,142	134,657
	861,278	852,691	851,332	845,924	846,578	842,681
Patient day mix % (a):
Medicare	17.3	15.7	15.3	15.3	16.6	16.0
Medicaid	52.0	52.2	52.9	51.0	49.4	50.2
Medicare Advantage	6.4	6.1	5.7	5.3	5.1	5.1
Medicaid Managed	8.3	9.6	9.7	11.7	12.5	12.7
Private and other	16.0	16.4	16.4	16.7	16.4	16.0
Revenues per patient day (a):
Medicare Part A	$567	$573	$570	$585	$577	$577
Total Medicare (including Part B)	606	623	623	638	627	630
Medicaid	232	239	238	242	237	238
Medicaid (net of provider taxes) (b)	199	215	214	217	211	212
Medicare Advantage	446	453	450	450	452	464
Medicaid Managed	179	181	194	231	220	220
Private and other	312	326	316	308	305	323
Weighted average	319	321	318	323	322	323
Average daily census (a)	9,570	9,370	9,254	9,195	9,303	9,260
Admissions (a)	10,376	9,831	9,558	9,237	9,815	9,480
Occupancy % (a)	81.3	79.6	78.6	78.1	77.3	76.7
Medicare average length of stay (a)	28.9	28.9	28.5	28.4	28.2	28.4

(a)	Excludes managed facilities.
(b)	Provider taxes are recorded in general and administrative expenses for all periods presented.

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

The following table provides information as of June 30, 2016 about the Company’s financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted average interest rates by expected maturity date.

Interest Rate Sensitivity

Principal (Notional) Amount by Expected Maturity

Average Interest Rate

(Dollars in thousands)

	Expected maturities
	2016	2017	2018	2019	2020	Thereafter	Total	Fair value June 30, 2016
Liabilities:
Long-term debt, including amounts due within one year:
Fixed rate:
Notes due 2020 (a)	$-	$-	$-	$-	$750,000	$-	$750,000	$746,250
Notes due 2022 (a)	-	-	-	-	-	500,000	500,000	446,900
Notes due 2023 (a)	-	-	-	-	-	600,000	600,000	595,200
Mandatory Redeemable Preferred Stock (a)	5,860	12,372	-	-	-	-	18,232	10,848
Other	421	553	143	-	-	-	1,117	1,117	(b)
	$6,281	$12,925	$143	$-	$750,000	$1,100,000	$1,869,349	$1,800,315
Average interest rate	6.9%	7.1%	2.7%		8.0%	7.7%
Variable rate:
ABL Facility (c)	$-	$-	$-	$58,900	$-	$-	$58,900	$58,900
Term Loan Facility (a,d,e)	7,017	14,034	14,034	14,034	14,034	1,313,326	1,376,479	1,331,743
Other (f)	750	-	-	-	-	-	750	750
	$7,767	$14,034	$14,034	$72,934	$14,034	$1,313,326	$1,436,129	$1,391,393

(a)

The expected maturities exclude total debt issuance costs, net of accumulated amortization, of approximately $52 million, comprised of $9 million for the Notes due 2020, $7 million for the Notes due 2022, $8 million for the Notes due 2023, $1 million for the Mandatory Redeemable Preferred Stock, and $27 million for the Term Loan Facility.

(b)	Calculated based upon the net present value of future principal and interest payments using an average interest rate of 2.6%.
(c)

Interest on borrowings under the Company’s ABL Facility is payable at a rate per annum equal to the applicable margin plus, at the Company’s option, either: (1) LIBOR determined by reference to the costs of funds for Eurodollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, or (2) a base rate determined by reference to the highest of: (a) the prime rate of JPMorgan Chase Bank, N.A., (b) the federal funds effective rate plus one-half of 1.00% and (c) LIBOR as described in subclause (1) plus 1.00%. At June 30, 2016, the applicable margin for borrowings under the ABL Facility was 2.25% with respect to LIBOR borrowings and 1.25% with respect to base rate borrowings. The applicable margin is subject to adjustment each fiscal quarter, based upon average historical excess availability during the preceding quarter.

(d)

Interest on borrowings under the Term Loan Facility is payable at a rate per annum equal to an applicable margin plus, at the Company’s option, either: (1) LIBOR determined by reference to the costs of funds for Eurodollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, or (2) a base rate determined by reference to the highest of: (a) the prime rate of JPMorgan Chase Bank, N.A., (b) the federal funds effective rate plus one-half of 1.00% and (c) LIBOR described in subclause (1) plus 1.00%. LIBOR is subject to an interest rate floor of 1.00%. The applicable margin for borrowings under the Term Loan Facility is 3.25% with respect to LIBOR borrowings and 2.25% with respect to base rate borrowings. The expected maturities for the Term Loan Facility exclude the OID of approximately $7 million.

(e)

In March 2014, the Company entered into an interest rate swap agreement to hedge its floating interest rate on an aggregate of $400 million of debt outstanding under the Third Amended and Restated Term Loan Facility. On April 8, 2014, the Company completed a novation of a portion of its $400 million swap agreement to two new counterparties, each in the amount of $125 million. The original swap contract was not amended, terminated or otherwise modified. The interest rate swap had an effective date of April 9, 2014, will expire on April 9, 2018 and continues to apply to the Term Loan Facility. The Company is required to make payments based upon a fixed interest rate of 1.867% calculated on the notional amount of $400 million. In exchange, the Company will receive interest on $400 million at a variable interest rate that is based upon the three-month LIBOR, subject to a minimum rate of 1.0%. In January 2016, the Company entered into three interest rate swap agreements to hedge its floating interest rate on an aggregate of $325 million of debt outstanding under its Fourth Amended and Restated Term Loan Facility. The interest rate swaps have an effective date of January 11, 2016, and expire on January 9, 2021. The Company is required to make payments based upon a fixed interest rate of 1.862% and 1.855% calculated on the notional amount of $175 million and $150 million, respectively. In exchange, the Company will receive interest on $325 million at a variable interest rate that is based upon the three-month LIBOR rate, subject to a minimum rate of 1.0%.

(f)	Interest based upon prime less 0.5%.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures and Changes in Internal Control Over Financial Reporting

The Company has carried out an evaluation under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2016, the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, are effective.

There has been no change in the Company’s internal control over financial reporting during the Company’s quarter ended June 30, 2016, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total number of shares (or units) purchased (a)	Average price paid per share (or unit) (b)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
Month #1 (April 1 – April 30)	3,720	$12.65	–	$–
Month #2 (May 1 – May 31)	11,112	11.96	–	–
Month #3 (June 1 – June 30)	–	–	–	–
Total	14,832	$12.13	–	$–

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

10.2

Amendment No. 3 to Second Amended and Restated Master Lease Agreement No. 1, dated April 3, 2016, among Kindred Healthcare, Inc., Kindred Healthcare Operating, Inc. and Ventas Realty, Limited Partnership (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 4, 2016 (Comm. File No. 001-14057)).

10.3

Amendment No. 1 to Second Amended and Restated Master Lease Agreement No. 2, dated April 3, 2016, among Kindred Healthcare, Inc., Kindred Healthcare Operating, Inc. and Ventas Realty, Limited Partnership (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 4, 2016 (Comm. File No. 001-14057)).

10.4

Amendment No. 2 to Amended and Restated Master Lease Agreement No. 5, dated April 3, 2016, among Kindred Healthcare, Inc., Kindred Healthcare Operating, Inc. and Ventas Realty, Limited Partnership (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on April 4, 2016 (Comm. File No. 001-14057)).

10.5

Amendment No. 3 to Amended and Restated Master Lease Agreement No. 5, dated April 3, 2016, among Kindred Healthcare, Inc., Kindred Healthcare Operating, Inc. and Ventas Realty, Limited Partnership (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on April 4, 2016 (Comm. File No. 001-14057)).

10.6*

Amendment No. 4 to Amended and Restated Master Lease Agreement No. 5, dated June 21, 2016, among Kindred Healthcare, Inc., Kindred Healthcare Operating, Inc., Kindred Hospitals Limited Partnership and Ventas Realty, Limited Partnership.

10.7*	Employee Retention Agreement, dated as of May 9, 2016, by and between Kindred Healthcare Operating, Inc. and Jon B. Rousseau.

10.8**

Fifth Amendment and Restatement Agreement dated as of June 14, 2016, by and among Kindred Healthcare, Inc., the other Credit Parties party thereto, the Consenting Lenders party thereto, the 2016 Incremental Term Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 15, 2016 (Comm. File No. 001-14057)).

10.9**

Fourth Amendment and Restatement Agreement dated as of June 14, 2016, by and among Kindred Healthcare, Inc., the Consenting Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 15, 2016 (Comm. File No. 001-14057)).

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

*  Filed herewith.

** Kindred will furnish supplementally to the SEC upon request a copy of any omitted exhibit or schedule.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KINDRED HEALTHCARE, INC.
Date: August 8, 2016	/S/ Benjamin A. Breier
Benjamin A. Breier
President and Chief Executive Officer
Date: August 8, 2016	/S/ Stephen D. Farber
Stephen D. Farber
Executive Vice President, Chief Financial Officer