Form 10-Q
period 2016-09-30
KINDRED HEALTHCARE, INC
filed 2016-11-09
CIK 1060009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at October 31, 2016
Common stock, $0.25 par value	85,160,436 shares

1 of 90

KINDRED HEALTHCARE, INC.

FORM 10-Q

INDEX

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited):
	Condensed Consolidated Statement of Operations – for the three months ended September 30, 2016 and 2015 and for the nine months ended September 30, 2016 and 2015	3
	Condensed Consolidated Statement of Comprehensive Income (Loss) – for the three months ended September 30, 2016 and 2015 and for the nine months ended September 30, 2016 and 2015	4
	Condensed Consolidated Balance Sheet – September 30, 2016 and December 31, 2015	5
	Condensed Consolidated Statement of Cash Flows – for the three months ended September 30, 2016 and 2015 and for the nine months ended September 30, 2016 and 2015	6
	Notes to Condensed Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	52
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	86
Item 4.	Controls and Procedures	87
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	88
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	88
Item 6.	Exhibits	89

KINDRED HEALTHCARE, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenues	$1,793,527	$1,764,516	$5,473,568	$5,273,958
Salaries, wages and benefits	957,644	922,140	2,812,812	2,704,920
Supplies	95,500	96,551	294,326	288,059
Rent	98,415	95,436	296,025	282,955
Other operating expenses	217,364	207,837	649,915	617,681
General and administrative expenses (exclusive of depreciation and amortization expense included below)	310,407	307,500	998,559	1,043,986
Other income	(446)	(650)	(1,909)	(1,699)
Litigation contingency expense	-	31,462	2,840	130,387
Impairment charges	324,289	-	338,208	6,726
Restructuring charges	81,463	3,349	88,223	8,793
Depreciation and amortization	40,382	39,329	121,320	116,889
Interest expense	59,862	56,440	175,417	176,128
Investment income	(1,810)	(432)	(2,561)	(2,203)
	2,183,070	1,758,962	5,773,175	5,372,622
Income (loss) from continuing operations before income taxes	(389,543)	5,554	(299,607)	(98,664)
Provision for income taxes	281,752	12,523	311,470	9,183
Loss from continuing operations	(671,295)	(6,969)	(611,077)	(107,847)
Discontinued operations, net of income taxes:
Income (loss) from operations	(12)	2,269	2,422	(1,744)
Gain on divestiture of operations	-	-	179	983
Income (loss) from discontinued operations	(12)	2,269	2,601	(761)
Net loss	(671,307)	(4,700)	(608,476)	(108,608)
(Earnings) loss attributable to noncontrolling interests:
Continuing operations	(14,305)	(9,900)	(40,341)	(30,482)
Discontinued operations	(1)	1	(6)	32
	(14,306)	(9,899)	(40,347)	(30,450)
Loss attributable to Kindred	$(685,613)	$(14,599)	$(648,823)	$(139,058)
Amounts attributable to Kindred stockholders:
Loss from continuing operations	$(685,600)	$(16,869)	$(651,418)	$(138,329)
Income (loss) from discontinued operations	(13)	2,270	2,595	(729)
Net loss	$(685,613)	$(14,599)	$(648,823)	$(139,058)
Loss per common share:
Basic:
Loss from continuing operations	$(7.89)	$(0.20)	$(7.51)	$(1.65)
Discontinued operations:
Income (loss) from operations	-	0.03	0.03	(0.02)
Gain on divestiture of operations	-	-	-	0.01
Income (loss) from discontinued operations	-	0.03	0.03	(0.01)
Net loss	$(7.89)	$(0.17)	$(7.48)	$(1.66)

Diluted:
Loss from continuing operations	$(7.89)	$(0.20)	$(7.51)	$(1.65)
Discontinued operations:
Income (loss) from operations	-	0.03	0.03	(0.02)
Gain on divestiture of operations	-	-	-	0.01
Income (loss) from discontinued operations	-	0.03	0.03	(0.01)
Net loss	$(7.89)	$(0.17)	$(7.48)	$(1.66)
Shares used in computing loss per common share:
Basic	86,869	86,184	86,766	83,960
Diluted	86,869	86,184	86,766	83,960
Cash dividends declared and paid per common share	$0.12	$0.12	$0.36	$0.36

See accompanying notes.

KINDRED HEALTHCARE, INC.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Net loss	$(671,307)	$(4,700)	$(608,476)	$(108,608)
Other comprehensive income (loss):
Available-for-sale securities (Note 12):
Change in unrealized investment gains (losses)	278	(978)	1,461	(841)
Reclassification of gains realized in net loss	(1,333)	-	(1,202)	-
Net change	(1,055)	(978)	259	(841)
Interest rate swaps (Note 1):
Change in unrealized gain (losses)	2,022	(909)	(3,761)	(2,173)
Reclassification of ineffectiveness realized in net loss	-	59	-	88
Reclassification of losses realized in net loss, net of payments	18	12	411	-
Net change	2,040	(838)	(3,350)	(2,085)
Income tax expense (benefit) related to items of other comprehensive income (loss)	(427)	699	1,389	1,149
Other comprehensive income (loss)	558	(1,117)	(1,702)	(1,777)
Comprehensive loss	(670,749)	(5,817)	(610,178)	(110,385)
Earnings attributable to noncontrolling interests	(14,306)	(9,899)	(40,347)	(30,450)
Comprehensive loss attributable to Kindred	$(685,055)	$(15,716)	$(650,525)	$(140,835)

See accompanying notes.

KINDRED HEALTHCARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

(In thousands, except per share amounts)

	September 30,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$139,430	$98,758
Insurance subsidiary investments	105,346	106,638
Accounts receivable less allowance for loss of $67,761 ─ September 30, 2016 and $62,896 ─ December 31, 2015	1,266,545	1,194,868
Inventories	25,262	27,791
Income taxes	12,416	11,790
Other	94,876	61,054
	1,643,875	1,500,899

Property and equipment	2,070,421	2,162,398
Accumulated depreciation	(1,192,870)	(1,190,402)
	877,551	971,996

Goodwill	2,422,473	2,669,810
Intangible assets less accumulated amortization of $96,854 ─ September 30, 2016 and $94,221 ─ December 31, 2015	804,602	755,655
Insurance subsidiary investments	195,517	204,498
Deferred tax assets	-	104,130
Acquisition deposit	-	18,489
Other	283,322	242,782
Total assets (a)	$6,227,340	$6,468,259
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$203,426	$187,061
Salaries, wages and other compensation	390,743	404,925
Due to third party payors	57,945	36,251
Professional liability risks	61,036	64,099
Other accrued liabilities	280,305	394,246
Long-term debt due within one year	27,889	24,630
	1,021,344	1,111,212

Long-term debt	3,316,174	3,086,348
Professional liability risks	283,048	263,273
Deferred tax liabilities	200,334	-
Deferred credits and other liabilities	354,246	301,379

Commitments and contingencies (Note 14)

Equity:
Stockholder's equity:
Common stock, $0.25 par value; authorized 175,000 shares; issued 85,187 shares ─ September 30, 2016 and 83,792 shares ─ December 31, 2015	21,297	20,948
Capital in excess of par value	1,717,165	1,737,747
Accumulated other comprehensive loss	(4,334)	(2,632)
Accumulated deficit	(905,137)	(256,209)
	828,991	1,499,854
Noncontrolling interests	223,203	206,193
Total equity	1,052,194	1,706,047
Total liabilities (a) and equity	$6,227,340	$6,468,259

(a)

The Company’s consolidated assets as of September 30, 2016 and December 31, 2015 include total assets of variable interest entities of $405.6 million and $389.0 million, respectively, which can only be used to settle the obligations of the variable interest entities. The Company’s consolidated liabilities as of September 30, 2016 and December 31, 2015 include total liabilities of variable interest entities of $48.9 million and $39.7 million, respectively. See note 1 of the notes to unaudited condensed consolidated financial statements.

See accompanying notes.

KINDRED HEALTHCARE, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(In thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Cash flows from operating activities:
Net loss	$(671,307)	$(4,700)	$(608,476)	$(108,608)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense	34,914	31,867	103,306	95,325
Amortization of intangible assets	5,468	7,728	18,251	22,196
Amortization of stock-based compensation costs	3,015	3,194	13,058	15,764
Amortization of deferred financing costs	3,987	3,554	11,262	10,155
Payment of capitalized lender fees related to debt issuance	(42)	-	(7,375)	(28,012)
Provision for doubtful accounts	10,009	11,014	30,955	29,817
Deferred income taxes	(84,173)	3,556	(54,875)	(894)
Impairment charges	324,289	-	338,208	6,726
Gain on divestiture of discontinued operations	-	-	(179)	(983)
Other	6,303	3,485	7,262	10,457
Change in operating assets and liabilities:
Accounts receivable	(42,832)	25,990	(143,953)	(13,399)
Inventories and other assets	11,871	8,767	(3,522)	44,181
Accounts payable	11,995	(353)	24,451	(12,788)
Income taxes	364,925	37,491	365,705	33,646
Due to third party payors	24,809	15,008	20,317	(3,965)
Other accrued liabilities	32,851	(14,311)	(76,347)	(6,551)
Net cash provided by operating activities	36,082	132,290	38,048	93,067
Cash flows from investing activities:
Routine capital expenditures	(21,873)	(35,422)	(68,703)	(80,691)
Development capital expenditures	(8,386)	(5,760)	(27,112)	(12,066)
Acquisitions, net of cash acquired	(49,329)	(2,002)	(77,040)	(663,757)
Acquisition deposits	-	-	18,489	195,000
Sale of assets	3,739	3,884	4,962	7,061
Proceeds from senior unsecured notes offering held in escrow	-	-	-	1,350,000
Interest in escrow for senior unsecured notes	-	-	-	23,438
Purchase of insurance subsidiary investments	(22,427)	(16,357)	(75,422)	(59,186)
Sale of insurance subsidiary investments	31,875	15,987	78,478	50,780
Net change in insurance subsidiary cash and cash equivalents	(14,680)	(2,633)	8,479	(8,396)
Proceeds from note receivable	-	25,000	-	25,000
Net change in other investments	51	176	(33,347)	375
Other	(150)	1,383	(1,277)	590
Net cash provided by (used in) investing activities	(81,180)	(15,744)	(172,493)	828,148
Cash flows from financing activities:
Proceeds from borrowings under revolving credit	489,200	259,700	1,267,200	1,414,850
Repayment of borrowings under revolving credit	(388,100)	(349,700)	(1,215,800)	(1,319,850)
Proceeds from issuance of term loan, net of discount	-	-	198,100	199,000
Proceeds from other long-term debt	-	-	750	-
Repayment of Gentiva debt	-	-	-	(1,177,363)
Repayment of term loan	(3,508)	(3,003)	(10,019)	(9,008)
Repayment of other long-term debt	(276)	(500)	(826)	(1,400)
Payment of deferred financing costs	(50)	(301)	(342)	(3,284)
Issuance of common stock in connection with employee benefit plans	-	329	-	534
Payment of costs associated with issuance of common stock and tangible equity units	-	-	-	(915)
Payment of dividend for mandatory redeemable preferred stock	(2,904)	(2,703)	(8,558)	(8,135)
Dividends paid	(10,224)	(10,065)	(30,517)	(30,067)
Contributions made by noncontrolling interests	4,993	1,492	11,261	1,492
Distributions to noncontrolling interests	(4,694)	(10,685)	(35,240)	(31,823)
Purchase of noncontrolling interests	-	-	(1,000)	-
Other	35	245	108	1,457
Net cash provided by (used in) financing activities	84,472	(115,191)	175,117	(964,512)
Change in cash and cash equivalents	39,374	1,355	40,672	(43,297)
Cash and cash equivalents at beginning of period	100,056	119,536	98,758	164,188
Cash and cash equivalents at end of period	$139,430	$120,891	$139,430	$120,891
Supplemental information:
Interest payments	$73,755	$81,474	$181,227	$147,924
Income tax payments (refunds)	1,075	(27,414)	2,184	(26,275)
Issuance of common stock in Gentiva Merger (see Note 2)	-	15	-	177,456
Non-cash contribution made by noncontrolling interest	-	-	2,800	-

See accompanying notes.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

Business

Kindred Healthcare, Inc. is a healthcare services company that through its subsidiaries operates transitional care (“TC”) hospitals, a home health, hospice and community care business, inpatient rehabilitation hospitals (“IRFs”), a contract rehabilitation services business, nursing centers, and assisted living facilities across the United States (collectively, the “Company” or “Kindred”). At September 30, 2016, the Company’s hospital division operated 94 TC hospitals (certified as long-term acute care (“LTAC”) hospitals under the Medicare program) in 22 states. The Company’s Kindred at Home division primarily provided home health, hospice, and community care services from 647 sites of service in 40 states. The Company’s Kindred Rehabilitation Services division operated 19 IRFs and 104 hospital-based acute rehabilitation units (“ARUs”) (certified as IRFs), and provided rehabilitation services primarily in hospitals and long-term care settings in 46 states. The Company’s nursing center division operated 91 nursing centers and seven assisted living facilities in 19 states.

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

Assets held for sale at September 30, 2016 have been measured at the lower of carrying value or estimated fair value less costs of disposal. See Note 5 for a summary of discontinued operations and assets held for sale.

Recently issued accounting requirements

In October 2016, the Financial Accounting Standards Board (the “FASB”) issued authoritative guidance which alters how an entity needs to consider indirect interests in a variable interest entity (“VIE”) held through an entity under common control. The amendment eliminates the distinction between the full attribution and proportionate approach, leaving the entity to only consider the latter when evaluating a VIE held through common control. The new guidance is effective for annual and interim periods beginning after December 15, 2016 and early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s business, financial position, results of operations or liquidity.

In August 2016, the FASB issued authoritative guidance to eliminate diversity in practice related to the cash flow statement classification of eight specific cash flow issues, which include debt prepayment or extinguishment costs, maturity of a zero coupon bond, settlement of contingent consideration liabilities after a business combination, proceeds from insurance settlements and distribution from certain equity method investees. The new guidance is effective for annual and interim periods beginning after December 15, 2017 and early adoption is permitted. The Company is currently assessing the impact on its consolidated statement of cash flows.

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

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION (Continued)

Equity

The following table sets forth the changes in equity attributable to noncontrolling interests and equity attributable to Kindred stockholders for the nine months ended September 30, 2016 and 2015 (in thousands):

For the nine months ended September 30, 2016	Amounts attributable to Kindred stockholders	Noncontrolling interests	Total equity
Balance at December 31, 2015	$1,499,854	$206,193	$1,706,047
Comprehensive income (loss):
Net income (loss)	(648,823)	40,347	(608,476)
Other comprehensive loss	(1,702)	-	(1,702)
	(650,525)	40,347	(610,178)
Shares tendered by employees for statutory tax withholdings upon issuance of common stock	(3,079)	-	(3,079)
Income tax benefit in connection with the issuance of common stock under employee benefit plans	434	-	434
Stock-based compensation amortization	13,058	-	13,058
Dividends paid	(30,517)	-	(30,517)
Contributions made by noncontrolling interests	-	14,061	14,061
Distributions to noncontrolling interests	-	(35,240)	(35,240)
Purchase of noncontrolling interests	(234)	(2,158)	(2,392)
Balance at September 30, 2016	$828,991	$223,203	$1,052,194

For the nine months ended September 30, 2015
Balance at December 31, 2014	$1,441,867	$44,105	$1,485,972
Comprehensive income (loss):
Net income (loss)	(139,058)	30,450	(108,608)
Other comprehensive loss	(1,777)	-	(1,777)
	(140,835)	30,450	(110,385)
Issuance of common stock in connection with employee benefit plans	534	-	534
Shares tendered by employees for statutory tax withholdings upon issuance of common stock	(10,055)	-	(10,055)
Income tax benefit in connection with the issuance of common stock under employee benefit plans	1,806	-	1,806
Stock-based compensation amortization	15,764	-	15,764
Dividends paid	(30,067)	-	(30,067)
Acquired noncontrolling interests	-	149,817	149,817
Contributions made by noncontrolling interests	-	1,492	1,492
Distributions to noncontrolling interests	-	(31,823)	(31,823)
Issuance of common stock in Gentiva Merger	177,456	-	177,456
Balance at September 30, 2015	$1,456,470	$194,041	$1,650,511

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION (Continued)

Derivative financial instruments

In March 2014, the Company entered into an interest rate swap agreement to hedge its floating interest rate on an aggregate of $400 million of debt outstanding under its Third Amended and Restated Term Loan Facility (as defined below). On April 8, 2014, the Company completed a novation of a portion of its $400 million swap agreement to two new counterparties, each in the amount of $125 million. The original swap contract was not amended, terminated, or otherwise modified. The interest rate swap had an effective date of April 9, 2014, will expire on April 9, 2018, and continues to apply to the Term Loan Facility (as defined below). The Company is required to make payments based upon a fixed interest rate of 1.867% calculated on the notional amount of $400 million. In exchange, the Company will receive interest on $400 million at a variable interest rate that is based upon the three-month London Interbank Offered Rate (“LIBOR”), subject to a minimum rate of 1.0%. The Company determined these interest rate swaps continue to qualify for cash flow hedge accounting treatment at September 30, 2016.

In January 2016, the Company entered into three interest rate swap agreements to hedge its floating interest rate on an aggregate of $325 million of debt outstanding under its Fourth Amended and Restated Term Loan Facility (as defined below). The interest rate swaps have an effective date of January 11, 2016, and expire on January 9, 2021. The Company is required to make payments based upon a fixed interest rate of 1.862% and 1.855% calculated on the notional amount of $175 million and $150 million, respectively. In exchange, the Company will receive interest on $325 million at a variable interest rate that is based upon the three-month LIBOR rate, subject to a minimum rate of 1.0%. The Company determined these interest rate swaps continue to qualify for cash flow hedge accounting treatment at September 30, 2016.

The Company records the effective portion of the gain or loss on these derivative financial instruments in accumulated other comprehensive income (loss) as a component of stockholders’ equity and records the ineffective portion of the gain or loss on these derivative financial instruments as interest expense. For the three months and nine months ended September 30, 2016 and 2015, the ineffectiveness related to the interest rate swaps was immaterial.

The aggregate fair value of the interest rate swaps recorded in other accrued liabilities was $8.2 million and $4.5 million at September 30, 2016 and December 31, 2015, respectively. See Note 15.

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

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION (Continued)

Variable interest entities (Continued)

In January 2015, the Company completed the acquisition of Centerre Healthcare Corporation (“Centerre”), which operated 11 IRFs. The Company opened two IRFs during 2015 and one additional IRF during the nine months ended September 30, 2016. Each entity operating an IRF is subject to a partnership and a management services agreement with the Company. Under United States generally accepted accounting principles (“GAAP”), the Company determined that all of the entities acquired or opened qualify as VIEs and that the Company is the primary beneficiary in all but one arrangement. The Company holds an equity interest and acts as manager in each of the entities. Through the management services agreement, the Company is delegated necessary responsibilities to provide management services, administrative services and direction of the day-to-day operations. Based on the Company’s assessment of the most significant activities of the IRFs, the manager has the ability to direct the majority of those activities in 13 of the entities.

The analysis upon which the consolidation determination rests is complex, involves uncertainties, and requires significant judgment on various matters, some of which could be subject to different interpretations.

The carrying amounts and classifications of the assets and liabilities of the consolidated VIEs are as follows (in thousands):

	September 30,	December 31,
	2016	2015
Assets:
Current assets:
Cash and cash equivalents	$50,709	$36,798
Accounts receivable, net	34,521	36,085
Inventories	1,718	1,576
Other	3,617	3,001
	90,565	77,460
Property and equipment, net	17,561	17,100
Goodwill	275,375	271,717
Intangible assets, net	22,048	22,675
Other	34	54
Total assets	$405,583	$389,006
Liabilities:
Current liabilities:
Accounts payable	$33,657	$26,291
Salaries, wages and other compensation	2,433	3,261
Other accrued liabilities	3,721	2,784
Long-term debt due within one year	1,703	1,106
	41,514	33,442
Long-term debt	601	1,274
Deferred credits and other liabilities	6,830	4,971
Total liabilities	$48,945	$39,687

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

The impact of this correction on the Company’s consolidated balance sheet as of December 31, 2015 was as follows:

	As previously reported	Adjustment	As revised
Other long-term assets	$289,746	$(46,964)	$242,782
Total assets	6,515,223	(46,964)	6,468,259
Long-term debt	3,133,312	(46,964)	3,086,348
Total liabilities and equity	6,515,223	(46,964)	6,468,259

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

Operating results in the third quarter of 2016 included transaction and integration costs totaling $1.2 million and a lease termination charge of $0.3 million related to the Gentiva Merger. Operating results for the nine months ended September 30, 2016 included transaction and integration costs totaling $3.8 million, retention and severance costs totaling $0.7 million, and a lease termination charge of $0.3 million related to the Gentiva Merger. Operating results in the third quarter of 2015 included transaction and integration costs totaling $1.1 million, and retention and severance costs totaling $1.9 million related to the Gentiva Merger. Operating results for the nine months ended September 30, 2015 included transaction and integration costs totaling $35.2 million, retention and severance costs totaling $58.8 million, a lease termination charge of $0.8 million and financing costs totaling $23.4 million related to the Gentiva Merger. Transaction, integration, retention and severance costs were recorded as general and administrative expenses, the lease termination charge was recorded as rent expense and financing costs were recorded as general and administrative expenses ($6.0 million) and as interest expense ($17.4 million).

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

The fair value allocation was measured primarily using a discounted cash flows methodology, which is considered a Level 3 input (as described in Note 15).

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

(Unaudited)

NOTE 2 – GENTIVA MERGER (Continued)

Purchase price allocation (Continued)

The unaudited pro forma net effect of the Gentiva Merger assuming the acquisition occurred as of January 1, 2014 is as follows (in thousands, except per share amounts):

	Three months ended	Nine months ended
	September 30,	September 30,
	2015	2015
Revenues	$1,764,516	$5,435,657
Loss from continuing operations attributable to Kindred	(14,501)	(56,221)
Loss attributable to Kindred	(12,231)	(56,950)
Loss per common share:
Basic:
Loss from continuing operations	(0.17)	(0.66)
Net loss	(0.14)	(0.67)
Diluted:
Loss from continuing operations	(0.17)	(0.66)
Net loss	(0.14)	(0.67)

The unaudited pro forma financial data have been derived by combining the historical financial results of the Company and the operations acquired in the Gentiva Merger for the periods presented. The unaudited pro forma financial data presented excludes transaction, integration, retention and severance costs, a lease termination charge, and financing costs totaling $135.2 million incurred by both the Company and Gentiva in connection with the Gentiva Merger. These costs have been eliminated from the results of operations for 2015 and have been reflected as expenses incurred as of January 1, 2014 for purposes of the pro forma financial presentation. Revenues and earnings before interest, income taxes, transaction, integration, retention, and severance costs associated with Gentiva aggregated $559.7 million and $77.6 million, respectively, in the third quarter of 2016 and $525.0 million and $67.5 million, respectively, in the third quarter of 2015. Revenues and earnings before interest, income taxes, transaction, integration, retention, and severance costs associated with Gentiva aggregated $1.6 billion and $211.8 million, respectively, for the nine months ended September 30, 2016 and $1.4 billion and $168.7 million, respectively, for 2015 since the date of the Gentiva Merger.

NOTE 3 – OTHER ACQUISITIONS

The following is a summary of the Company’s other acquisition activities. The operating results of the acquired businesses have been included in the accompanying unaudited condensed consolidated financial statements of the Company from the respective acquisition dates. The purchase price of acquired businesses resulted from negotiations with each of the sellers that were based upon both the historical and expected future cash flows of the respective businesses. Each of these acquisitions was financed through operating cash flows and borrowings under the Company’s ABL Facility (as defined below in Note 13). Unaudited pro forma financial data related to the acquired businesses have not been presented because the acquisitions are not material individually to the Company’s consolidated financial statements.

During the third quarter of 2016, the Company acquired home health operations from the Arkansas Department of Health, which includes licenses to provide home health, hospice and personal care services throughout the state of Arkansas, for approximately $39 million. In addition, the Company also acquired two certificates of need, one for home health and one for hospice, and an IRF Medicare license for $4.3 million, in aggregate, in the third quarter of 2016.

In June 2016, the Company acquired five LTAC hospitals (233 licensed beds) operated by Select Medical Holdings Corporation (“Select”) and sold three of its LTAC hospitals (255 licensed beds) to Select. In the third quarter of 2016, the Company paid Select $6 million in lieu of selling another LTAC hospital to Select. In connection with the facility swap with Select, the Company recorded a gain of $0.9 million ($0.5 million net of income taxes) during the nine months ended September 30, 2016.

In addition, during the nine months ended September 30, 2016, the Company acquired four home health and hospice businesses for $26.3 million in cash. The Company also acquired a hospice business in exchange for $9.0 million of outstanding accounts receivable owed to the Company.

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

NOTE 4 – IMPAIRMENT CHARGES

On October 1, 2016, the Company completed the sale of 12 LTAC hospitals (the “Hospitals”) to a group of entities operating under the name “Curahealth”, which are affiliates of a private investment fund sponsored by Nautic Partners, LLC (the “Curahealth Disposal”). In connection with (1) the Curahealth Disposal, (2) the closure of three LTAC hospitals in the third quarter of 2016, (3) a reduction in revenues associated with revenue rate reductions announced by the Center of Medicare and Medicaid Services (“CMS”) on August 2, 2016, (4) continued increases in labor costs during 2016, and (5) a refinement of the impact of LTAC patient criteria that became effective for the majority of the Company’s LTAC hospitals on September 1 (collectively, the “Hospital Division Triggering Event”), the Company was required to assess the recoverability of the hospital division reporting unit goodwill in the third quarter of 2016.

The goodwill impairment test involves a two-step process. The first step is a comparison of the reporting unit’s fair value to its carrying value. To determine the fair value of the hospital division reporting unit, the Company used a combination of an income approach and a market approach to calculate the fair value of the reporting unit. The discounted cash flow that served as the primary basis for the income approach was based upon the hospital division’s financial forecast of revenue, gross profit margins, operating costs and cash flows. As a result of the Hospital Division Triggering Event, the Company concluded that the carrying value of the hospital division reporting unit exceeded its estimated fair value. The second step of the test was then performed to measure the impairment loss, a process which compares the implied fair value of goodwill to the implied fair value for the reporting unit. The Company determined that a goodwill impairment charge aggregating $261.1 million was necessary for the three months ended September 30, 2016. The Company also assessed the recoverability of the hospital division intangible assets and property and equipment and concluded a property and equipment impairment charge of $3.2 million was necessary. The fair value of the assets was measured using Level 3 inputs such as operating cash flows, market data and replacement cost factoring in depreciation, economic obsolescence and inflation trends. The impairment charges did not impact the Company’s cash flows or liquidity.

During the three months ended September 30, 2016, the Hospitals met assets held for sale criteria and were subsequently sold to Curahealth on October 1, 2016. The Company recorded impairment charges in connection with the sale aggregating $33.0 million, of which $19.7 million was related to property and equipment, and $13.3 million was related to goodwill and other intangible assets. These charges reflect the amounts by which the carrying value of the assets exceeded their estimated fair value. The fair value of the assets was measured using a Level 3 input of the pending offer. In addition, in the first quarter of 2016, the Company also recorded a property and equipment impairment charge of $7.8 million under the held and used accounting model related to the planned Curahealth Disposal. The fair value of property and equipment in the first quarter of 2016 was measured using Level 3 inputs, primarily replacement costs.

During 2016, the nursing center division has experienced a decline in financial performance as compared to projected results and in the third quarter of 2016, the Company determined it was more likely than not that it would dispose of its skilled nursing facility business. As a result, the Company tested the recoverability of its nursing center division intangible assets and property and equipment under the held and used accounting model. No goodwill existed on the nursing centers reporting unit’s balance sheet at September 30, 2016. The Company determined that a property and equipment impairment charge aggregating $21.7 million was necessary for the three months ended September 30, 2016. The fair value of the assets was measured using Level 3 inputs, such as operating cash flows and replacement costs.

During the third quarter of 2016, the Company reviewed the long-lived assets related to the planned divestiture and pending offers for a nursing center held for sale and determined its property and equipment was impaired. As a result, the Company recorded an impairment charge of $5.3 million. The fair value of the assets was measured based upon pending offers, a Level 3 input. The impairment charge did not impact the Company’s cash flows or liquidity.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 4 – IMPAIRMENT CHARGES (Continued)

During the nine months ended September 30, 2016, the Company also recorded an impairment charge of $3.5 million related to certificates of need for two hospitals as part of the annual indefinite-lived intangible assets impairment review at May 1. This charge reflects the amount by which the carrying value of the certificates of need exceeded its estimated fair value. The fair value of the certificates of need was measured using Level 3 inputs, such as operating cash flows.

During the nine months ended September 30, 2016, the Company recorded an asset impairment charge of $2.6 million related to the sale of a hospital division medical office building. This charge reflects the amount by which the carrying value of the property exceeded its estimated fair value. The fair value of the property was measured using the pending offer, a Level 3 input.

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

In assessing the carrying values of long-lived assets, the Company estimates future cash flows at the lowest level for which there are independent, identifiable cash flows. For this purpose, these cash flows are aggregated based upon the contractual agreements underlying the operation of the facility or group of facilities. Generally, an individual hospital or nursing center is considered the lowest level for which there are independent, identifiable cash flows. However, to the extent that groups of facilities are leased under a master lease agreement in which the operations of a facility and compliance with the lease terms are interdependent upon other facilities in the agreement (including the Company’s ability to renew the lease or divest a particular property), the Company defines the group of facilities under a master lease agreement, or a renewal bundle in a master lease, as the lowest level for which there are independent, identifiable cash flows. Accordingly, the estimated cash flows of all facilities within a master lease agreement, or a renewal bundle in a master lease, are aggregated for purposes of evaluating the carrying values of long-lived assets.

All of the previously mentioned charges are included in the impairment charges line on the statement of operations for all periods.

The Company determined that there were no other goodwill or other intangible asset impairments as of September 30, 2016. However, adverse changes in the operating environment and related key assumptions used to determine the fair value of the hospital reporting unit and indefinite-lived intangible assets may result in future impairment charges for a portion or all of these assets. Specifically, if the hospital division experiences adverse deviation from revenue or mitigation assumptions associated with LTAC patient criteria or if recent increases in labor costs materially exceed the Company’s projections in the hospital division or the Company’s other reporting units or business segments, an impairment charge of a portion or all of these assets may be required. An impairment charge could have a material adverse effect on the Company’s business, financial position and results of operations, but would not be expected to have an impact on the Company’s cash flows or liquidity.

NOTE 5 – DISCONTINUED OPERATIONS

In accordance with the authoritative guidance for the impairment or disposal of long-lived assets, the divestitures of unprofitable businesses discussed in Note 1 have been accounted for as discontinued operations. Accordingly, the results of operations of these businesses for all periods presented and the gains or losses associated with these transactions have been classified as discontinued operations, net of income taxes, in the accompanying unaudited condensed consolidated statement of operations based upon the authoritative guidance which was in effect through December 31, 2014. Effective January 1, 2015, the authoritative guidance modified the requirements for reporting discontinued operations. A disposal is now required to be reported in discontinued operations only if the disposal represents a strategic shift that has (or will have) a major effect on the Company’s operations and financial results. As of September 30, 2016, the Company has sold all facilities held for sale as discontinued operations.

On December 27, 2014, the Company entered into an agreement with Ventas, Inc. (“Ventas”) to transition the operations under the leases for nine non-strategic nursing centers (the “2014 Expiring Facilities”). Each lease terminated when the operation of such nursing center was transferred to a new operator. At September 30, 2016, the Company had transferred the operations for all of the 2014 Expiring Facilities to new operators. For accounting purposes, the 2014 Expiring Facilities qualified as assets held for sale, and the Company reflected the operating results as discontinued operations in the accompanying unaudited condensed consolidated statement of operations for all historical periods. Under the terms of the agreement to transition the operations of the 2014 Expiring Facilities, the Company incurred a $40 million termination fee in exchange for the early termination of the leases, which was paid to Ventas in January 2015.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 5 – DISCONTINUED OPERATIONS (Continued)

A summary of discontinued operations follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenues	$756	$12,935	$5,921	$36,934
Salaries, wages and benefits	2	5,306	1,781	17,877
Supplies	-	595	133	1,995
Rent	469	1,951	1,690	6,608
Other operating expenses	29	2,001	567	7,008
General and administrative expenses (income)	271	(920)	(2,496)	5,699
Depreciation	-	266	237	632
Interest expense	5	2	16	3
Investment income	-	(7)	(1)	(12)
	776	9,194	1,927	39,810
Income (loss) from operations before income taxes	(20)	3,741	3,994	(2,876)
Provision (benefit) for income taxes	(8)	1,472	1,572	(1,132)
Income (loss) from operations	(12)	2,269	2,422	(1,744)
Gain (loss) on divestiture of operations	-	-	179	983
Income (loss) from discontinued operations	(12)	2,269	2,601	(761)
(Earnings) loss attributable to noncontrolling interests	(1)	1	(6)	32
Income (loss) attributable to Kindred	$(13)	$2,270	$2,595	$(729)

The following table sets forth certain discontinued operating data by business segment (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenues:
Hospital division	$511	$158	$1,393	$1,747
Nursing center division	245	12,777	4,528	35,187
	$756	$12,935	$5,921	$36,934
Segment EBITDAR:
Hospital division	$580	$(14)	$1,476	$408
Nursing center division	(126)	5,967	4,460	3,947
	$454	$5,953	$5,936	$4,355
Rent:
Hospital division	$468	$477	$1,395	$1,514
Nursing center division	1	1,474	295	5,094
	$469	$1,951	$1,690	$6,608
Depreciation:
Hospital division	$-	$-	$-	$-
Nursing center division	-	266	237	632
	$-	$266	$237	$632

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 5 – DISCONTINUED OPERATIONS (Continued)

Assets held for sale at September 30, 2016 relate to 12 hospitals and one nursing center. A summary of the net assets held for sale follows (in thousands):

	September 30,	December 31,
	2016	2015
Current assets	$34,207	$-
Long-term assets:
Property and equipment, net	4,499	571
Other	-	42
	4,499	613
Current liabilities	(13,182)	-
	$25,524	$613

NOTE 6 – RESTRUCTURING CHARGES

The Company has initiated various restructuring activities whereby it has incurred costs associated with reorganizing its operations, including the divestiture, swap, closure and consolidation of facilities and branches, reduced headcount and realigned operations in order to improve cost efficiencies in response to changes in the healthcare industry and to partially mitigate reductions in reimbursement rates from third party payors. The costs associated with these activities are reported as restructuring charges in the statement of operations and would have been recorded as general and administrative expense or rent expense if not classified as restructuring charges.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 6 – RESTRUCTURING CHARGES (Continued)

The following table sets forth the restructuring charges incurred by business segment (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Hospital division	$78,476	$332	$78,743	$897
Kindred at Home:
Home health	1,240	2,597	1,976	4,853
Hospice	541	420	1,203	2,691
	1,781	3,017	3,179	7,544
Kindred Rehabilitation Services:
Kindred Hospital Rehabilitation Services	128	-	128	-
RehabCare	586	-	586	-
	714	-	714	-
Nursing center division	-	-	4,010	352
Support center	492	-	1,577	-
	$81,463	$3,349	$88,223	$8,793

Restructuring Activities:

LTAC Portfolio Repositioning

During the first quarter of 2016, the Company approved an LTAC portfolio repositioning plan that incorporates the divestiture, swap or closure of certain LTAC hospitals as part of its mitigation strategies to prepare for new patient criteria for LTAC hospitals under the Pathway for SGR Reform Act of 2013 (the “LTAC Legislation”). The activities related to the LTAC portfolio repositioning plan are expected to be substantially complete by the end of 2016.

During the nine months ended September 30, 2016, the Company entered into a facility swap with Select, and signed a definitive agreement regarding the Curahealth Disposal. In addition, the Company closed three LTAC hospitals in the third quarter of 2016. See Notes 3 and 18.

The composition of the restructuring charges that the Company has incurred for these activities is as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Lease termination cost	$56,869	$207	$56,869	$207
Facility closure, loss on disposal and other costs	20,212	-	19,109	167
Severance	1,395	125	2,765	523
Transaction costs	492	-	1,577	-
	$78,968	$332	$80,320	$897

The following table (in thousands) summarizes the Company’s LTAC portfolio repositioning liability activity (included in other accrued liabilities) during the nine months ended September 30, 2016, which does not include the non-cash charges of $13.8 million related to facility closure, loss on disposal and other costs, and lease termination costs.

	Lease termination costs	Severance and transaction costs	Total
Liability balance at January 1, 2016	$-	$-	$-
Expense	62,190	4,342	66,532
Payments	(3,500)	(3,600)	(7,100)
Liability balance at September 30, 2016	$58,690	$742	$59,432

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 6 – RESTRUCTURING CHARGES (Continued)

Kindred at Home Branch Consolidations

During the first quarter of 2015, the Company approved and initiated branch consolidations in specific markets to improve operations and cost efficiencies in the Kindred at Home division. The branch consolidations included branches that served both the home health and hospice business segment operations. Gentiva initiated similar branch consolidations prior to the Gentiva Merger and these activities and acquired liabilities are included herein. These activities are expected to be substantially complete by the end of 2016.

The composition of the restructuring costs that the Company has incurred for these consolidations is as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Lease termination cost	$1,781	$601	$2,494	$1,272
Facility closure and other costs	-	2,416	685	6,272
	$1,781	$3,017	$3,179	$7,544

The following table summarizes the Company’s Kindred at Home branch consolidation restructuring liability activity (included in other accrued liabilities) during the nine months ended September 30, 2016 (in thousands):

Lease termination costs
Liability balance at January 1, 2016	$1,863
Expense	2,494
Payments	(1,771)
Adjustments	(60)
Liability balance at September 30, 2016	$2,526

2016 Division Reorganizations

During the nine months ended September 30, 2016, the Company initiated a restructuring plan to improve operations and cost efficiencies in the nursing center division. In addition, during the third quarter of 2016, the Company initiated a similar restructuring plan in the Kindred Rehabilitation Services division. Actions related to these plans were completed by the end of the third quarter of 2016.

The composition of the restructuring costs that the Company has incurred for these division reorganizations is as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Severance	$714	$-	$2,284	$-
Facility closure and other costs	-	-	2,440	-
Lease termination cost	-	-	-	352
	$714	$-	$4,724	$352

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

A summary of revenues by payor type follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Medicare	$921,911	$915,778	$2,859,760	$2,673,753
Medicaid	209,640	210,688	610,119	610,911
Medicare Advantage	140,774	127,905	423,117	401,199
Medicaid Managed	66,903	52,736	191,837	147,137
Other	506,385	517,047	1,548,966	1,626,264
	1,845,613	1,824,154	5,633,799	5,459,264
Eliminations	(52,086)	(59,638)	(160,231)	(185,306)
	$1,793,527	$1,764,516	$5,473,568	$5,273,958

NOTE 8 – LOSS PER SHARE AND DIVIDENDS

Loss per common share is based upon the weighted average number of common shares outstanding during the respective periods. Because the Company reported a loss from continuing operations attributable to the Company for both the three months ended September 30, 2016 and 2015, and for both the nine months ended September 30, 2016 and 2015, the diluted calculation of earnings per common share excludes the dilutive impact of stock options and the Units. The Company follows the provisions of the authoritative guidance for determining whether instruments granted in share-based payment transactions are participating securities, which requires that unvested restricted stock that entitles the holder to receive nonforfeitable dividends before vesting be included as a participating security in the basic and diluted earnings per common share calculation pursuant to the two-class method.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 8 – LOSS PER SHARE AND DIVIDENDS (Continued)

A computation of loss per common share follows (in thousands, except per share amounts):

	Three months ended September 30,				Nine months ended September 30,
	2016		2015		2016		2015
	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted
Loss:
Amounts attributable to Kindred stockholders:
Loss from continuing operations:
As reported in Statement of Operations	$(685,600)	$(685,600)	$(16,869)	$(16,869)	$(651,418)	$(651,418)	$(138,329)	$(138,329)
Allocation to participating unvested restricted stockholders	-	-	-	-	-	-	-	-
Available to common stockholders	$(685,600)	$(685,600)	$(16,869)	$(16,869)	$(651,418)	$(651,418)	$(138,329)	$(138,329)
Discontinued operations, net of income taxes:
Income (loss) from operations:
As reported in Statement of Operations	$(13)	$(13)	$2,270	$2,270	$2,416	$2,416	$(1,712)	$(1,712)
Allocation to participating unvested restricted stockholders	-	-	-	-	-	-	-	-
Available to common stockholders	$(13)	$(13)	$2,270	$2,270	$2,416	$2,416	$(1,712)	$(1,712)
Gain on divestiture of operations:
As reported in Statement of Operations	$-	$-	$-	$-	$179	$179	$983	$983
Allocation to participating unvested restricted stockholders	-	-	-	-	-	-	-	-
Available to common stockholders	$-	$-	$-	$-	$179	$179	$983	$983
Income (loss) from discontinued operations:
As reported in Statement of Operations	$(13)	$(13)	$2,270	$2,270	$2,595	$2,595	$(729)	$(729)
Allocation to participating unvested restricted stockholders	-	-	-	-	-	-	-	-
Available to common stockholders	$(13)	$(13)	$2,270	$2,270	$2,595	$2,595	$(729)	$(729)
Net loss:
As reported in Statement of Operations	$(685,613)	$(685,613)	$(14,599)	$(14,599)	$(648,823)	$(648,823)	$(139,058)	$(139,058)
Allocation to participating unvested restricted stockholders	-	-	-	-	-	-	-	-
Available to common stockholders	$(685,613)	$(685,613)	$(14,599)	$(14,599)	$(648,823)	$(648,823)	$(139,058)	$(139,058)
Shares used in the computation:
Weighted average shares outstanding - basic computation	86,869	86,869	86,184	86,184	86,766	86,766	83,960	83,960
Dilutive effect of employee stock options		-		-		-		-
Dilutive effect of tangible equity units		-		-		-		-
Adjusted weighted average shares outstanding - diluted computation		86,869		86,184		86,766		83,960
Loss per common share:
Loss from continuing operations	$(7.89)	$(7.89)	$(0.20)	$(0.20)	$(7.51)	$(7.51)	$(1.65)	$(1.65)
Discontinued operations:
Income (loss) from operations	-	-	0.03	0.03	0.03	0.03	(0.02)	(0.02)
Gain on divestiture of operations	-	-	-	-	-	-	0.01	0.01
Income (loss) from discontinued operations	-	-	0.03	0.03	0.03	0.03	(0.01)	(0.01)
Net loss	$(7.89)	$(7.89)	$(0.17)	$(0.17)	$(7.48)	$(7.48)	$(1.66)	$(1.66)
Number of antidilutive stock options and tangible equity units excluded from shares used in the diluted loss per common share computation		1,743		1,548		1,744		2,572

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 8 – LOSS PER SHARE AND DIVIDENDS (Continued)

During the nine months ended September 30, 2016, the Company paid a cash dividend of $0.12 per common share on September 2, 2016 to shareholders of record as of the close of business on August 18, 2016 and also paid a cash dividend of $0.12 per common share on June 10, 2016 and April 1, 2016 to shareholders.

During the nine months ended September 30, 2015, the Company paid a cash dividend of $0.12 per common share on September 4, 2015 to shareholders of record as of the close of business on August 19, 2015 and also paid a cash dividend of $0.12 per common share on June 10, 2015 and April 1, 2015 to shareholders.

Future declarations of dividends will be subject to the approval of Kindred’s Board of Directors.

The Company made an installment payment on the Company’s Units on September 1, 2016 to holders of record on August 15, 2016, which consisted of a quarterly installment payment of $18.75 per Unit. The Company made an installment payment on the Company’s Units on June 1, 2016, which consisted of a quarterly installment payment of $18.76 per Unit. The Company also made installment payments on the Company’s Units on March 1, 2016, December 1, 2015, September 1, 2015 and June 1, 2015, each of which consisted of a quarterly installment payment of $18.75 per Unit. In addition, the Company also made an installment payment on the Company’s Units on March 2, 2015, which consisted of a quarterly installment payment of $18.75 per Unit, plus a one-time incremental payment of $1.25 per Unit for the period between November 25, 2014 and December 1, 2014, for a total payment of $20.00 per Unit. Each Unit is composed of a prepaid stock purchase contract (a “Purchase Contract”) and one share of 7.25% Mandatory Redeemable Preferred Stock, Series A (the “Mandatory Redeemable Preferred Stock”) having a final preferred stock installment payment date of December 1, 2017 and an initial liquidation preference of $201.58 per share of Mandatory Redeemable Preferred Stock. To the extent that any Unit has been separated into its constituent Purchase Contract and its constituent share of Mandatory Redeemable Preferred Stock, the installment payment is payable only on the constituent share of Mandatory Redeemable Preferred Stock.

NOTE 9 – BUSINESS SEGMENT DATA

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

For segment purposes, the Company defines segment EBITDAR as earnings before interest, income taxes, depreciation, amortization, and rent. Segment EBITDAR reported for each of the Company’s operating segments excludes litigation contingency expense, impairment charges, restructuring charges, transaction costs, and the allocation of support center overhead.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 9 – BUSINESS SEGMENT DATA (Continued)

The following table sets forth certain data by business segment (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenues:
Hospital division	$575,323	$579,497	$1,852,317	$1,847,186
Kindred at Home:
Home health	449,958	424,054	1,318,549	1,152,741
Hospice	188,575	181,140	550,642	478,202
	638,533	605,194	1,869,191	1,630,943
Kindred Rehabilitation Services:
Kindred Hospital Rehabilitation Services	169,018	149,435	504,607	453,543
RehabCare	192,480	219,518	592,803	708,904
	361,498	368,953	1,097,410	1,162,447
Nursing center division	270,259	270,510	814,881	818,688
	1,845,613	1,824,154	5,633,799	5,459,264
Eliminations:
Kindred Hospital Rehabilitation Services	(22,330)	(22,081)	(69,515)	(69,284)
RehabCare	(28,075)	(35,943)	(85,708)	(111,994)
Nursing centers	(1,681)	(1,614)	(5,008)	(4,028)
	(52,086)	(59,638)	(160,231)	(185,306)
	$1,793,527	$1,764,516	$5,473,568	$5,273,958
Loss from continuing operations:
Segment EBITDAR:
Hospital division	$82,752	$96,108	$344,179	$361,751
Kindred at Home:
Home health	75,073	67,682	218,044	187,397
Hospice	31,326	34,025	87,521	78,908
	106,399	101,707	305,565	266,305
Kindred Rehabilitation Services:
Kindred Hospital Rehabilitation Services	49,470	42,141	147,809	131,236
RehabCare	9,248	14,544	34,504	44,933
	58,718	56,685	182,313	176,169
Nursing center division	29,922	35,923	93,684	112,763
Support center	(61,751)	(55,439)	(199,363)	(192,213)
Litigation contingency expense	-	(31,462)	(2,840)	(130,387)
Impairment charges	(324,289)	-	(338,208)	(6,726)
Restructuring charges	(22,813)	(2,541)	(28,860)	(6,962)
Transaction costs	(2,982)	(3,846)	(6,513)	(103,764)
EBITDAR	(134,044)	197,135	349,957	476,936
Rent	(98,415)	(95,436)	(296,025)	(282,955)
Restructuring charges - rent	(58,650)	(808)	(59,363)	(1,831)
Depreciation and amortization	(40,382)	(39,329)	(121,320)	(116,889)
Interest, net	(58,052)	(56,008)	(172,856)	(173,925)
Income (loss) from continuing operations before income taxes	(389,543)	5,554	(299,607)	(98,664)
Provision for income taxes	281,752	12,523	311,470	9,183
	$(671,295)	$(6,969)	$(611,077)	$(107,847)

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 9 – BUSINESS SEGMENT DATA (Continued)

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Rent:
Hospital division	$52,555	$51,726	$158,259	$154,584
Kindred at Home:
Home health	8,472	8,675	25,730	24,149
Hospice	4,342	4,428	13,047	12,188
	12,814	13,103	38,777	36,337
Kindred Rehabilitation Services:
Kindred Hospital Rehabilitation Services	8,852	7,591	26,511	22,473
RehabCare	925	937	2,697	2,946
	9,777	8,528	29,208	25,419
Nursing center division	22,697	21,510	68,151	64,039
Support center	572	569	1,630	2,576
	$98,415	$95,436	$296,025	$282,955
Depreciation and amortization:
Hospital division	$12,627	$12,956	$38,896	$40,963
Kindred at Home:
Home health	3,803	4,653	11,916	12,519
Hospice	1,563	1,821	4,688	4,759
	5,366	6,474	16,604	17,278
Kindred Rehabilitation Services:
Kindred Hospital Rehabilitation Services	3,573	3,344	10,620	10,076
RehabCare	2,011	1,955	5,983	5,790
	5,584	5,299	16,603	15,866
Nursing center division	7,552	6,695	22,020	21,151
Support center	9,253	7,905	27,197	21,631
	$40,382	$39,329	$121,320	$116,889

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 9 – BUSINESS SEGMENT DATA (Continued)

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Capital expenditures, excluding acquisitions (including discontinued operations):
Hospital division:
Routine	$5,649	$5,127	$17,499	$20,017
Development	-	-	-	-
	5,649	5,127	17,499	20,017
Kindred at Home:
Home health:
Routine	1,300	1,225	5,009	2,336
Development	-	-	-	-
	1,300	1,225	5,009	2,336
Hospice:
Routine	637	352	1,928	834
Development	-	-	-	-
	637	352	1,928	834
Kindred Rehabilitation Services:
Kindred Hospital Rehabilitation Services:
Routine	380	350	1,058	625
Development	4,973	1,281	15,344	1,342
	5,353	1,631	16,402	1,967
RehabCare:
Routine	698	532	1,205	1,248
Development	-	-	-	-
	698	532	1,205	1,248
Nursing center division:
Routine	5,486	4,738	13,247	14,146
Development	585	2,085	5,923	8,330
	6,071	6,823	19,170	22,476
Support center:
Routine:
Information systems	7,031	22,765	24,744	40,335
Other	692	333	4,013	1,150
Development	2,828	2,394	5,845	2,394
	10,551	25,492	34,602	43,879
Totals:
Routine	21,873	35,422	68,703	80,691
Development	8,386	5,760	27,112	12,066
	$30,259	$41,182	$95,815	$92,757

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 9 – BUSINESS SEGMENT DATA (Continued)

	September 30,	December 31,
	2016	2015
Assets at end of period:
Hospital division	$1,335,743	$1,633,801
Kindred at Home:
Home health	1,527,366	1,435,176
Hospice	949,726	922,710
	2,477,092	2,357,886
Kindred Rehabilitation Services:
Kindred Hospital Rehabilitation Services	819,995	802,686
RehabCare	333,564	347,738
	1,153,559	1,150,424
Nursing center division	485,181	494,066
Support center	775,765	832,082
	$6,227,340	$6,468,259
Goodwill:
Hospital division	$361,310	$628,519
Kindred at Home:
Home health	913,703	905,989
Hospice	647,507	639,006
	1,561,210	1,544,995
Kindred Rehabilitation Services:
Kindred Hospital Rehabilitation Services	499,953	496,296
RehabCare	-	-
	499,953	496,296
	$2,422,473	$2,669,810

NOTE 10 – INCOME TAXES

At each balance sheet date, management assesses all available positive and negative evidence to determine whether a valuation allowance is needed against its deferred tax assets. The authoritative guidance requires evidence related to events that have actually happened to be weighted more significantly than evidence that is projected or expected to happen. A significant piece of negative evidence according to this weighting standard is that there are cumulative losses in the two most recent years and the current year, which is the case for the Company at September 30, 2016. The Company’s outlook of taxable income for 2016 changed in the third quarter of 2016 after the Company recorded $286.0 million of goodwill and property and equipment impairment charges associated with (1) the Hospital Division Triggering Event and (2) the decline in nursing center division financial performance in 2016 combined with the planned disposal of the Company’s skilled nursing facility business. In addition, the divestiture of the skilled nursing facility business may generate additional taxable losses in the future related to the transaction.

In addition, the Company has deferred tax liabilities related to tax amortization of acquired indefinite lived intangible assets because these assets are not amortized for financial reporting purposes. The tax amortization in current and future years created a deferred tax liability which will reverse at the time of ultimate sale or book impairment. Due to the uncertain timing of this reversal, the temporary difference associated with indefinite lived intangible assets cannot be considered a source of future taxable income for purposes of determining the valuation allowance. As such, this deferred tax liability cannot be used to offset the deferred tax asset related to the net deferred tax assets.

On the basis of this evaluation, as of September 30, 2016, the Company recorded a valuation allowance of $366.5 million against the Company’s deferred tax assets. As of September 30, 2016, the Company has a net deferred tax liability of $200.3 million representing indefinite lived intangible assets. The amount of deferred tax asset considered realizable, however, could be adjusted if the weighting of the positive and negative evidence changes.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 11 – INSURANCE RISKS

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

The provision for loss for insurance risks, including the cost of coverage maintained with unaffiliated commercial insurance carriers, follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Professional liability:
Continuing operations	$19,486	$19,778	$64,614	$51,067
Discontinued operations	84	(1,741)	(2,940)	(2,408)
Workers compensation:
Continuing operations	$16,792	$11,165	$45,797	$40,021
Discontinued operations	163	(2,219)	(512)	(2,225)

A summary of the assets and liabilities related to insurance risks included in the accompanying unaudited condensed consolidated balance sheet follows (in thousands):

	September 30, 2016			December 31, 2015
	Professional liability	Workers compensation	Total	Professional liability	Workers compensation	Total
Assets:
Current:
Insurance subsidiary investments	$59,268	$46,078	$105,346	$61,889	$44,749	$106,638
Reinsurance and other recoverables	10,184	1,302	11,486	9,282	1,020	10,302
Other	-	50	50	-	100	100
	69,452	47,430	116,882	71,171	45,869	117,040
Non-current:
Insurance subsidiary investments	94,860	100,657	195,517	82,207	122,291	204,498
Reinsurance and other recoverables	98,886	95,272	194,158	90,387	86,943	177,330
Deposits	4,225	24,061	28,286	3,980	4,337	8,317
Other	-	-	-	-	38	38
	197,971	219,990	417,961	176,574	213,609	390,183
	$267,423	$267,420	$534,843	$247,745	$259,478	$507,223
Liabilities:
Allowance for insurance risks:
Current	$61,036	$50,297	$111,333	$64,099	$48,770	$112,869
Non-current	283,048	213,639	496,687	263,273	206,079	469,352
	$344,084	$263,936	$608,020	$327,372	$254,849	$582,221

Provisions for loss for professional liability risks retained by the Company’s limited purpose insurance subsidiary have been discounted based upon actuarial estimates of claim payment patterns using a discount rate of 1%. The discount rate is based upon the risk-free interest rate for the respective year. Amounts equal to the discounted loss provision are funded annually. The Company does not fund the portion of professional liability risks related to estimated claims that have been incurred but not reported. Accordingly, these liabilities are not discounted. If the Company did not discount any of the allowances for professional liability risks, these balances would have approximated $346.5 million at September 30, 2016 and $329.9 million at December 31, 2015.

Provisions for loss for workers compensation risks retained by the Company’s limited purpose insurance subsidiary are not discounted and amounts equal to the loss provision are funded annually.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 12 – INSURANCE SUBSIDIARY INVESTMENTS

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

The cost for equities, amortized cost for debt securities and estimated fair value of the Company’s insurance subsidiary investments follows (in thousands):

	September 30, 2016				December 31, 2015
	Cost	Unrealized gains	Unrealized losses	Fair value	Cost	Unrealized gains	Unrealized losses	Fair value
Cash and cash equivalents (a)	$177,550	$-	$-	$177,550	$186,029	$-	$-	$186,029
Debt securities:
Corporate bonds	56,934	108	(10)	57,032	46,940	5	(122)	46,823
U.S. Treasury notes	26,447	36	-	26,483	33,386	-	(55)	33,331
Debt securities issued by U.S. government agencies	17,643	27	(1)	17,669	22,497	-	(43)	22,454
	101,024	171	(11)	101,184	102,823	5	(220)	102,608
Equities by industry:
Technology	1,721	51	(16)	1,756	1,533	66	(98)	1,501
Consumer	1,687	11	(73)	1,625	2,271	182	(36)	2,417
Healthcare	1,230	16	(56)	1,190	1,896	116	(37)	1,975
Financial services	1,262	-	(113)	1,149	1,854	55	(81)	1,828
Industrials	998	1	(65)	934	1,994	86	(157)	1,923
Energy	-	-	-	-	1,015	-	(15)	1,000
Other	3,060	1	(42)	3,019	3,849	26	(268)	3,607
	9,958	80	(365)	9,673	14,412	531	(692)	14,251
Certificates of deposit	12,450	6	-	12,456	8,250	-	(2)	8,248
	$300,982	$257	$(376)	$300,863	$311,514	$536	$(914)	$311,136

(a)	Includes $19.9 million and $29.6 million of money market funds at September 30, 2016 and December 31, 2015, respectively.

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

The Company considered the severity and duration of its unrealized losses at September 30, 2016 and recognized pretax other-than-temporary-impairments of $0.2 million during the nine months ended September 30, 2016 for various investments held in its insurance subsidiary investment portfolio. These investments were determined to be impaired after considering the duration of the declines in values and the likelihood of near term price recovery of each investment. Because the Company considered the remaining unrealized losses at September 30, 2016 to be temporary, the Company did not record any additional impairment losses related to these investments. The Company considered the severity and duration of its unrealized losses at September 30, 2015 for various investments held in its insurance subsidiary investment portfolio and determined that these unrealized losses were temporary and did not record any impairment losses related to these investments.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 13 – LONG-TERM DEBT

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

On January 30, 2015, following the receipt of sufficient consents to approve the proposed amendments (the “Amendments”), the Company, the 2022 Guarantors, and Wells Fargo Bank, National Association, as trustee, entered into the first supplemental indenture (the “2022 Notes Supplemental Indenture”) to the 2022 Indenture. The 2022 Notes Supplemental Indenture conforms certain covenants, definitions, and other terms in the 2022 Indenture to the covenants, definitions, and terms contained in the indentures governing the Notes (as defined in Note 15). The Amendments became operative following the consummation of the Gentiva Merger.

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

Professional liability risks – The Company has provided for losses for professional liability risks based upon management’s best available information including actuarially determined estimates. Ultimate claims costs may differ from the provisions for loss. See Note 11.

Legal and regulatory proceedings – The Company is a party to various legal actions and regulatory and other governmental and internal audits and investigations in the ordinary course of business (including investigations resulting from the Company’s obligation to self-report suspected violations of law). The Company cannot predict the ultimate outcome of pending litigation and regulatory and other governmental and internal audits and investigations. The U.S. Department of Justice (the “DOJ”), CMS or other federal and state enforcement and regulatory agencies may conduct additional investigations related to the Company’s businesses in the future. These matters could potentially subject the Company to sanctions, damages, recoupments, fines, and other penalties (some of which may not be covered by insurance), which may, either individually or in the aggregate, have a material adverse effect on the Company’s business, financial position, results of operations, and liquidity. See Note 17.

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

(Unaudited)

NOTE 15 – FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

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

(Unaudited)

NOTE 15 – FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)

The Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis and any associated losses are summarized below (in thousands):

	Fair value measurements
	Level 1	Level 2	Level 3	Assets/liabilities at fair value	Total losses
September 30, 2016
Recurring:
Assets:
Available-for-sale debt securities:
Corporate bonds	$-	$57,032	$-	$57,032	$-
U.S. Treasury notes	26,483	-	-	26,483	-
Debt securities issued by U.S. government agencies	-	17,669	-	17,669	-
	26,483	74,701	-	101,184	-
Available-for-sale equity securities	9,673	-	-	9,673	-
Money market funds	21,549	-	-	21,549	-
Certificates of deposit	-	12,456	-	12,456	-
Total available-for-sale investments	57,705	87,157	-	144,862	-
Deposits held in money market funds	11,901	4,126	-	16,027	-
	$69,606	$91,283	$-	$160,889	$-
Liabilities:
Contingent consideration liability	$-	$-	$(4,883)	$(4,883)	$-
Interest rate swaps	-	(8,234)	-	(8,234)	-
	$-	$(8,234)	$(4,883)	$(13,117)	$-
Non-recurring:
Assets:
Property and equipment	$-	$-	$645,723	$645,723	$(24,902)
Goodwill	-	-	361,310	361,310	(261,129)
Intangible assets - certificates of need	-	-	641	641	(3,559)
Nursing center available for sale	-	-	4,499	4,499	(5,310)
Hospitals available for sale	-	-	21,025	21,025	(43,308)
	$-	$-	$1,033,198	$1,033,198	$(338,208)
Liabilities	$-	$-	$-	$-	$-
December 31, 2015
Recurring:
Assets:
Available-for-sale debt securities:
Corporate bonds	$-	$46,823	$-	$46,823	$-
U.S. Treasury notes	33,331	-	-	33,331	-
Debt securities issued by U.S. government agencies	-	22,454	-	22,454	-
	33,331	69,277	-	102,608	-
Available-for-sale equity securities	14,251	-	-	14,251	-
Money market funds	31,429	-	-	31,429	-
Certificates of deposit	-	8,248	-	8,248	-
Total available-for-sale investments	79,011	77,525	-	156,536	-
Deposits held in money market funds	100	3,880	-	3,980	-
	$79,111	$81,405	$-	$160,516	$-
Liabilities:
Contingent consideration liability	$-	$-	$(6,437)	$(6,437)	$-
Interest rate swaps	-	(4,472)	-	(4,472)	-
	$-	$(4,472)	$(6,437)	$(10,909)	$-
Non-recurring:
Assets:
Intangible assets - trade names	$-	$-	$98,774	$98,774	$(24,757)
Liabilities	$-	$-	$-	$-	$-

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 15 – FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)

Recurring measurements

The Company’s available-for-sale investments held by its limited purpose insurance subsidiaries consist of debt securities, equities, money market funds, and certificates of deposit. These available-for-sale investments and the insurance subsidiaries’ cash and cash equivalents of $157.7 million as of September 30, 2016 and $156.4 million as of December 31, 2015, classified as insurance subsidiary investments, are maintained for the payment of claims and expenses related to professional liability and workers compensation risks.

The Company also has available-for-sale investments totaling $1.7 million as of September 30, 2016 and $1.8 million as of December 31, 2015 related to a deferred compensation plan that is maintained for certain of the Company’s current and former employees.

The fair value of actively traded debt and equity securities and money market funds is based upon quoted market prices and is generally classified as Level 1. The fair value of inactively traded debt securities and certificates of deposit is based upon either quoted market prices of similar securities or observable inputs such as interest rates using either a market or income valuation approach and is generally classified as Level 2. The Company’s investment advisors obtain and review pricing for each security. The Company is responsible for the determination of fair value and as such the Company reviews the pricing information from its advisors in determining reasonable estimates of fair value. Based upon the Company’s internal review procedures, there were no adjustments to the prices during the three months or nine months ended September 30, 2016 or September 30, 2015.

The Company’s deposits held in money market funds consist primarily of cash and cash equivalents held for the Company’s insurance programs and for general corporate purposes.

The Company acquired a contingent consideration liability in the Gentiva Merger from a prior acquisition by Gentiva with an initial estimated fair value of $7.9 million. The fair value is determined using a discounted cash flow approach utilizing Level 2 and Level 3 inputs which includes observable market discount rates, fixed payment schedules, and assumptions based on achieving certain predefined performance criteria. As of September 30, 2016, the fair value of the Level 2 and 3 contingent consideration liability was $4.9 million. The change in fair value in the third quarter of 2016 consists of $0.1 million in accrued interest included in interest expense in the accompanying unaudited condensed consolidated statement of operations. A one percent change in the discount rate used to calculate the accretion of the present value of the contingent consideration liability would have an impact on the fair value of approximately $0.1 million.

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

	September 30, 2016		December 31, 2015
(In thousands)	Carrying value	Fair value	Carrying value	Fair value
Cash and cash equivalents	$139,430	$139,430	$98,758	$98,758
Insurance subsidiary investments	300,863	300,863	311,136	311,136
Long-term debt, including amounts due within one year (excluding capital lease obligations totaling $0.6 million and $0.8 million at September 30, 2016 and December 31, 2015, respectively)	3,343,416	3,389,569	3,110,130	2,978,890

Non-recurring measurements

During the third quarter of 2016, the Company recorded a goodwill impairment charge of $261.1 million and a property and equipment impairment charge of $3.2 million related to the Hospital Division Triggering Event. These charges reflect the amounts by which the carrying value of the assets exceeded their estimated fair value. The fair value of the assets were measured using Level 3 inputs such as operating cash flows, market data and replacement cost factoring in depreciation, economic obsolescence and inflation trends.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 15 – FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)

Non-recurring measurements (Continued)

During the third quarter of 2016, the Company recorded impairment charges aggregating $33.0 million, comprised of $19.7 million related to property and equipment, and $13.3 million related to goodwill and other intangible assets. These charges reflect the amounts by which the carrying value of the assets exceeded their estimated fair value. The fair value of the assets was measured using a Level 3 input of the pending offer from Curahealth. In addition, during the first quarter of 2016, the Company recorded asset impairment charges of $7.8 million under the held and used accounting model related to the planned Curahealth Disposal. These charges reflect the amount by which the carrying value of certain property and equipment exceeded its estimated fair value. The fair value of property and equipment was measured using Level 3 inputs, primarily replacement costs.

During the third quarter of 2016, the Company reviewed the long-lived assets related to the decline in financial performance of its nursing center division. After determining it was more likely than not that the Company would dispose of its skilled nursing facility business, the Company determined that its property and equipment was impaired. As a result, the Company recorded an impairment charge of $21.7 million. The fair value of the assets was measured using Level 3 inputs, such as operating cash flows and replacement costs.

During the third quarter of 2016, the Company reviewed the long-lived assets related to the planned divestiture and pending offers for a nursing center held for sale and determined its property and equipment was impaired. As a result, the Company recorded an impairment charge of $5.3 million. The fair value of the assets was measured based upon pending offers, a Level 3 input.

During the nine months ended September 30, 2016, the Company recorded an asset impairment charge of $2.6 million related to the sale of a medical office building. This charge reflects the amount by which the carrying value of the property exceeded its estimated fair value. The fair value of the property was measured using a Level 3 input of the pending offer.

During the nine months ended September 30, 2016, the Company also recorded an impairment charge of $3.5 million related to certificates of need for two hospitals as part of the annual indefinite-lived intangible assets impairment review at May 1. This charge reflects the amount by which the carrying value of the certificates of need exceeded its estimated fair value. The fair value of the certificates of need was measured using Level 3 inputs, such as operating cash flows.

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

NOTE 16 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION

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

The following unaudited condensed consolidating financial data present the financial position of the parent company/issuer, the guarantor subsidiaries and the non-guarantor subsidiaries as of September 30, 2016 and December 31, 2015, and the respective results of operations and cash flows for the three months and nine months ended September 30, 2016 and September 30, 2015.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 16 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)

	Three months ended September 30, 2016
(In thousands)	Parent company/ issuer	Guarantor subsidiaries	Non-guarantor subsidiaries	Consolidating and eliminating adjustments	Consolidated
Revenues	$-	$1,559,255	$259,800	$(25,528)	$1,793,527
Salaries, wages and benefits	-	895,394	62,250	-	957,644
Supplies	-	82,509	12,991	-	95,500
Rent	-	77,529	20,886	-	98,415
Other operating expenses	-	190,299	27,065	-	217,364
General and administrative expenses	-	230,612	105,323	(25,528)	310,407
Other (income) expense	-	246	(692)	-	(446)
Litigation contingency expense	-	-	-	-	-
Impairment charges	-	202,617	121,672	-	324,289
Restructuring charges	-	80,268	1,195	-	81,463
Depreciation and amortization	-	37,883	2,499	-	40,382
Management fees	-	(2,277)	2,277	-	-
Intercompany interest (income) expense from affiliates	(56,169)	44,514	11,655	-	-
Interest expense (income)	59,859	(17)	20	-	59,862
Investment income	-	(90)	(1,720)	-	(1,810)
Equity in net loss of consolidating affiliates	683,376	-	-	(683,376)	-
	687,066	1,839,487	365,421	(708,904)	2,183,070
Loss from continuing operations before income taxes	(687,066)	(280,232)	(105,621)	683,376	(389,543)
Provision (benefit) for income taxes	(1,453)	282,602	603	-	281,752
Loss from continuing operations	(685,613)	(562,834)	(106,224)	683,376	(671,295)
Discontinued operations, net of income taxes:
Income (loss) from operations	-	(73)	61	-	(12)
Loss on divestiture of operations	-	-	-	-	-
Income (loss) from discontinued operations	-	(73)	61	-	(12)
Net loss	(685,613)	(562,907)	(106,163)	683,376	(671,307)
Earnings attributable to noncontrolling interests:
Continuing operations	-	-	(14,305)	-	(14,305)
Discontinued operations	-	-	(1)	-	(1)
	-	-	(14,306)	-	(14,306)
Loss attributable to Kindred	$(685,613)	$(562,907)	$(120,469)	$683,376	$(685,613)
Comprehensive loss	$(685,055)	$(562,907)	$(106,849)	$684,062	$(670,749)
Comprehensive loss attributable to Kindred	$(685,055)	$(562,907)	$(121,155)	$684,062	$(685,055)

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 16 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) (Continued)

	Three months ended September 30, 2015
(In thousands)	Parent company/ issuer	Guarantor subsidiaries	Non-guarantor subsidiaries	Consolidating and eliminating adjustments	Consolidated
Revenues	$-	$1,553,814	$236,783	$(26,081)	$1,764,516
Salaries, wages and benefits	-	869,689	52,451	-	922,140
Supplies	-	83,840	12,711	-	96,551
Rent	-	76,275	19,161	-	95,436
Other operating expenses	-	186,036	21,801	-	207,837
General and administrative expenses	-	226,402	107,179	(26,081)	307,500
Other (income) expense	-	35	(685)	-	(650)
Litigation contingency expense	-	31,462	-	-	31,462
Restructuring charges	-	3,349	-	-	3,349
Depreciation and amortization	-	36,920	2,409	-	39,329
Management fees	-	(5,170)	5,170	-	-
Intercompany interest (income) expense from affiliates	(51,099)	39,769	11,330	-	-
Interest expense	56,350	27	63	-	56,440
Investment income	-	(177)	(255)	-	(432)
Equity in net loss of consolidating affiliates	11,415	-	-	(11,415)	-
	16,666	1,548,457	231,335	(37,496)	1,758,962
Income (loss) from continuing operations before income taxes	(16,666)	5,357	5,448	11,415	5,554
Provision (benefit) for income taxes	(2,067)	14,411	179	-	12,523
Income (loss) from continuing operations	(14,599)	(9,054)	5,269	11,415	(6,969)
Income (loss) from discontinued operations, net of income taxes	-	2,311	(42)	-	2,269
Net income (loss)	(14,599)	(6,743)	5,227	11,415	(4,700)
(Earnings) loss attributable to noncontrolling interests:
Continuing operations	-	-	(9,900)	-	(9,900)
Discontinued operations	-	-	1	-	1
	-	-	(9,899)	-	(9,899)
Loss attributable to Kindred	$(14,599)	$(6,743)	$(4,672)	$11,415	$(14,599)
Comprehensive income (loss)	$(15,716)	$(6,743)	$4,591	$12,051	$(5,817)
Comprehensive loss attributable to Kindred	$(15,716)	$(6,743)	$(5,308)	$12,051	$(15,716)

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 16 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) (Continued)

	Nine months ended September 30, 2016
(In thousands)	Parent company/ issuer	Guarantor subsidiaries	Non-guarantor subsidiaries	Consolidating and eliminating adjustments	Consolidated
Revenues	$-	$4,769,100	$781,053	$(76,585)	$5,473,568
Salaries, wages and benefits	-	2,627,827	184,985	-	2,812,812
Supplies	-	254,818	39,508	-	294,326
Rent	-	233,264	62,761	-	296,025
Other operating expenses	-	567,203	82,712	-	649,915
General and administrative expenses	-	762,273	312,871	(76,585)	998,559
Other (income) expense	-	550	(2,459)	-	(1,909)
Litigation contingency expense	-	2,840	-	-	2,840
Impairment charges	-	213,964	124,244	-	338,208
Restructuring charges	-	87,028	1,195	-	88,223
Depreciation and amortization	-	113,542	7,778	-	121,320
Management fees	-	(7,003)	7,003	-	-
Intercompany interest (income) expense from affiliates	(166,673)	131,499	35,174	-	-
Interest expense (income)	175,372	(34)	79	-	175,417
Investment income	-	(305)	(2,256)	-	(2,561)
Equity in net loss of consolidating affiliates	643,548	-	-	(643,548)	-
	652,247	4,987,466	853,595	(720,133)	5,773,175
Loss from continuing operations before income taxes	(652,247)	(218,366)	(72,542)	643,548	(299,607)
Provision (benefit) for income taxes	(3,424)	313,569	1,325	-	311,470
Loss from continuing operations	(648,823)	(531,935)	(73,867)	643,548	(611,077)
Discontinued operations, net of income taxes:
Income from operations	-	2,336	86	-	2,422
Gain on divestiture of operations	-	179	-	-	179
Income from discontinued operations	-	2,515	86	-	2,601
Net loss	(648,823)	(529,420)	(73,781)	643,548	(608,476)
Earnings attributable to noncontrolling interests:
Continuing operations	-	-	(40,341)	-	(40,341)
Discontinued operations	-	-	(6)	-	(6)
	-	-	(40,347)	-	(40,347)
Loss attributable to Kindred	$(648,823)	$(529,420)	$(114,128)	$643,548	$(648,823)
Comprehensive loss	$(650,525)	$(529,420)	$(73,613)	$643,380	$(610,178)
Comprehensive loss attributable to Kindred	$(650,525)	$(529,420)	$(113,960)	$643,380	$(650,525)

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 16 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) (Continued)

	Nine months ended September 30, 2015
(In thousands)	Parent company/ issuer	Guarantor subsidiaries	Non-guarantor subsidiaries	Consolidating and eliminating adjustments	Consolidated
Revenues	$-	$4,626,164	$724,586	$(76,792)	$5,273,958
Salaries, wages and benefits	-	2,534,133	170,787	-	2,704,920
Supplies	-	249,995	38,064	-	288,059
Rent	-	226,417	56,538	-	282,955
Other operating expenses	-	542,682	74,999	-	617,681
General and administrative expenses	-	815,833	304,945	(76,792)	1,043,986
Other (income) expense	-	355	(2,054)	-	(1,699)
Litigation contingency expense	-	130,387	-	-	130,387
Impairment charges	-	6,726	-	-	6,726
Restructuring charges	-	8,793	-	-	8,793
Depreciation and amortization	-	109,571	7,318	-	116,889
Management fees	-	(14,766)	14,766	-	-
Intercompany interest (income) expense from affiliates	(154,140)	120,173	33,967	-	-
Interest expense	172,534	3,371	223	-	176,128
Investment income	-	(1,525)	(678)	-	(2,203)
Equity in net loss of consolidating affiliates	127,902	-	-	(127,902)	-
	146,296	4,732,145	698,875	(204,694)	5,372,622
Income (loss) from continuing operations before income taxes	(146,296)	(105,981)	25,711	127,902	(98,664)
Provision (benefit) for income taxes	(7,238)	15,956	465	-	9,183
Income (loss) from continuing operations	(139,058)	(121,937)	25,246	127,902	(107,847)
Discontinued operations, net of income taxes:
Loss from operations	-	(793)	(951)	-	(1,744)
Gain on divestiture of operations	-	983	-	-	983
Income (loss) from discontinued operations	-	190	(951)	-	(761)
Net income (loss)	(139,058)	(121,747)	24,295	127,902	(108,608)
(Earnings) loss attributable to noncontrolling interests:
Continuing operations	-	-	(30,482)	-	(30,482)
Discontinued operations	-	-	32	-	32
	-	-	(30,450)	-	(30,450)
Loss attributable to Kindred	$(139,058)	$(121,747)	$(6,155)	$127,902	$(139,058)
Comprehensive income (loss)	$(140,835)	$(121,747)	$23,748	$128,449	$(110,385)
Comprehensive loss attributable to Kindred	$(140,835)	$(121,747)	$(6,702)	$128,449	$(140,835)

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 16 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Condensed Consolidating Balance Sheet

	As of September 30, 2016
(In thousands)	Parent company/ issuer	Guarantor subsidiaries	Non-guarantor subsidiaries	Consolidating and eliminating adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$-	$32,623	$106,807	$-	$139,430
Insurance subsidiary investments	-	-	105,346	-	105,346
Accounts receivable, net	-	1,101,665	164,880	-	1,266,545
Inventories	-	20,568	4,694	-	25,262
Income taxes	-	11,432	984	-	12,416
Other	-	85,318	9,558	-	94,876
	-	1,251,606	392,269	-	1,643,875
Property and equipment, net	-	807,137	70,414	-	877,551
Goodwill	-	1,972,402	450,071	-	2,422,473
Intangible assets, net	-	758,045	46,557	-	804,602
Insurance subsidiary investments	-	-	195,517	-	195,517
Intercompany	4,940,207	-	-	(4,940,207)	-
Deferred tax assets	-	-	8,189	(8,189)	-
Other	11,123	113,557	158,642	-	283,322
	$4,951,330	$4,902,747	$1,321,659	$(4,948,396)	$6,227,340
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$-	$104,206	$99,220	$-	$203,426
Salaries, wages and other compensation	-	331,453	59,290	-	390,743
Due to third party payors	-	57,945	-	-	57,945
Professional liability risks	-	5,086	55,950	-	61,036
Other accrued liabilities	60,217	199,168	20,920	-	280,305
Long-term debt due within one year	26,186	-	1,703	-	27,889
	86,403	697,858	237,083	-	1,021,344
Long-term debt	3,315,573	-	601	-	3,316,174
Intercompany/deficiency in earnings of consolidated subsidiaries	720,363	4,344,909	595,298	(5,660,570)	-
Professional liability risks	-	73,117	209,931	-	283,048
Deferred tax liabilities	-	208,523	-	(8,189)	200,334
Deferred credits and other liabilities	-	214,438	139,808	-	354,246
Commitments and contingencies
Equity (deficit):
Stockholder's equity (deficit)	828,991	(636,098)	(84,265)	720,363	828,991
Noncontrolling interests	-	-	223,203	-	223,203
	828,991	(636,098)	138,938	720,363	1,052,194
	$4,951,330	$4,902,747	$1,321,659	$(4,948,396)	$6,227,340

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 16 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Condensed Consolidating Balance Sheet (Continued)

	As of December 31, 2015
(In thousands)	Parent company/ issuer	Guarantor subsidiaries	Non-guarantor subsidiaries	Consolidating and eliminating adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$-	$18,232	$80,526	$-	$98,758
Insurance subsidiary investments	-	-	106,638	-	106,638
Accounts receivable, net	-	1,039,761	155,107	-	1,194,868
Inventories	-	23,125	4,666	-	27,791
Income taxes	-	10,913	877	-	11,790
Other	-	53,648	7,406	-	61,054
	-	1,145,679	355,220	-	1,500,899
Property and equipment, net	-	911,611	60,385	-	971,996
Goodwill	-	2,098,812	570,998	-	2,669,810
Intangible assets, net	-	707,792	47,863	-	755,655
Insurance subsidiary investments	-	-	204,498	-	204,498
Intercompany	4,749,257	-	-	(4,749,257)	-
Deferred tax assets	-	95,721	8,409	-	104,130
Acquisition deposit	-	18,489	-	-	18,489
Other	11,312	116,692	114,778	-	242,782
	$4,760,569	$5,094,796	$1,362,151	$(4,749,257)	$6,468,259
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$-	$106,253	$80,808	$-	$187,061
Salaries, wages and other compensation	-	348,548	56,377	-	404,925
Due to third party payors	-	36,251	-	-	36,251
Professional liability risks	-	4,813	59,286	-	64,099
Other accrued liabilities	75,134	297,608	21,504	-	394,246
Long-term debt due within one year	23,524	-	1,106	-	24,630
	98,658	793,473	219,081	-	1,111,212
Long-term debt	3,085,074	-	1,274	-	3,086,348
Intercompany/deficiency in earnings of consolidated subsidiaries	76,983	4,142,653	606,604	(4,826,240)	-
Professional liability risks	-	61,472	201,801	-	263,273
Deferred credits and other liabilities	-	175,173	126,206	-	301,379
Commitments and contingencies
Equity (deficit):
Stockholder's equity (deficit)	1,499,854	(77,975)	992	76,983	1,499,854
Noncontrolling interests	-	-	206,193	-	206,193
	1,499,854	(77,975)	207,185	76,983	1,706,047
	$4,760,569	$5,094,796	$1,362,151	$(4,749,257)	$6,468,259

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 16 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Condensed Consolidating Statement of Cash Flows

	Three months ended September 30, 2016
(In thousands)	Parent company/ issuer	Guarantor subsidiaries	Non-guarantor subsidiaries	Consolidating and eliminating adjustments	Consolidated
Net cash provided by (used in) operating activities	$(22,220)	$36,799	$21,503	$-	$36,082
Cash flows from investing activities:
Routine capital expenditures	-	(19,562)	(2,311)	-	(21,873)
Development capital expenditures	-	(3,413)	(4,973)	-	(8,386)
Acquisitions, net of cash acquired	-	(49,329)	-	-	(49,329)
Sale of assets	-	3,739	-	-	3,739
Purchase of insurance subsidiary investments	-	-	(22,427)	-	(22,427)
Sale of insurance subsidiary investments	-	-	31,875	-	31,875
Net change in insurance subsidiary cash and cash equivalents	-	-	(14,680)	-	(14,680)
Net change in other investments	-	(63)	114	-	51
Other	-	(150)	-	-	(150)
Net cash used in investing activities	-	(68,778)	(12,402)	-	(81,180)
Cash flows from financing activities:
Proceeds from borrowings under revolving credit	489,200	-	-	-	489,200
Repayment of borrowings under revolving credit	(388,100)	-	-	-	(388,100)
Proceeds from issuance of term loan, net of discount	-	-	-	-	-
Repayment of term loan	(3,508)	-	-	-	(3,508)
Repayment of other long-term debt	-	-	(276)	-	(276)
Payment of deferred financing costs	(50)	-	-	-	(50)
Payment of dividend for Mandatory Redeemable Preferred Stock	(2,904)	-	-	-	(2,904)
Dividends paid	(10,224)	-	-	-	(10,224)
Contributions made by noncontrolling interests	-	-	4,993	-	4,993
Distributions to noncontrolling interests	-	-	(4,694)	-	(4,694)
Other	-	35	-	-	35
Net change in intercompany accounts	(62,194)	40,530	21,664	-	-
Net cash provided by financing activities	22,220	40,565	21,687	-	84,472
Change in cash and cash equivalents	-	8,586	30,788	-	39,374
Cash and cash equivalents at beginning of period	-	24,037	76,019	-	100,056
Cash and cash equivalents at end of period	$-	$32,623	$106,807	$-	$139,430

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 16 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Condensed Consolidating Statement of Cash Flows (Continued)

	Three months ended September 30, 2015
(In thousands)	Parent company/ issuer	Guarantor subsidiaries	Non-guarantor subsidiaries	Consolidating and eliminating adjustments	Consolidated
Net cash provided by (used in) operating activities	$(28,117)	$137,155	$23,252	$-	$132,290
Cash flows from investing activities:
Routine capital expenditures	-	(32,663)	(2,759)	-	(35,422)
Development capital expenditures	-	(5,760)	-	-	(5,760)
Acquisitions, net of cash acquired	-	(1,577)	(425)	-	(2,002)
Sale of assets	-	3,884	-	-	3,884
Purchase of insurance subsidiary investments	-	-	(16,357)	-	(16,357)
Sale of insurance subsidiary investments	-	-	15,987	-	15,987
Net change in insurance subsidiary cash and cash equivalents	-	-	(2,633)	-	(2,633)
Proceeds from note receivable	-	25,000	-	-	25,000
Net change in other investments	-	176	-	-	176
Other	-	1,383	-	-	1,383
Net cash used in investing activities	-	(9,557)	(6,187)	-	(15,744)
Cash flows from financing activities:
Proceeds from borrowings under revolving credit	259,700	-	-	-	259,700
Repayment of borrowings under revolving credit	(349,700)	-	-	-	(349,700)
Repayment of term loan	(3,003)				(3,003)
Repayment of other long-term debt	-	-	(500)	-	(500)
Payment of deferred financing costs	(301)	-	-	-	(301)
Issuance of common stock in connection with employee benefit plans	329	-	-	-	329
Payment of dividend for Mandatory Redeemable Preferred Stock	(2,703)	-	-	-	(2,703)
Dividends paid	(10,065)	-	-	-	(10,065)
Contributions made by noncontrolling interests	-	-	1,492	-	1,492
Distributions to noncontrolling interests	-	-	(10,685)	-	(10,685)
Other	-	245	-	-	245
Net change in intercompany accounts	133,860	(136,275)	2,415	-	-
Net cash provided by (used in) financing activities	28,117	(136,030)	(7,278)	-	(115,191)
Change in cash and cash equivalents	-	(8,432)	9,787	-	1,355
Cash and cash equivalents at beginning of period	-	53,234	66,302	-	119,536
Cash and cash equivalent at end of period	$-	$44,802	$76,089	$-	$120,891

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 16 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Condensed Consolidating Statement of Cash Flows (Continued)

	Nine months ended September 30, 2016
(In thousands)	Parent company/ issuer	Guarantor subsidiaries	Non-guarantor subsidiaries	Consolidating and eliminating adjustments	Consolidated
Net cash provided by (used in) operating activities	$(20,910)	$12,114	$46,844	$-	$38,048
Cash flows from investing activities:
Routine capital expenditures	-	(63,476)	(5,227)	-	(68,703)
Development capital expenditures	-	(11,768)	(15,344)	-	(27,112)
Acquisitions, net of cash acquired	-	(77,040)	-	-	(77,040)
Acquisition deposits	-	18,489	-	-	18,489
Sale of assets	-	4,962	-	-	4,962
Purchase of insurance subsidiary investments	-	-	(75,422)	-	(75,422)
Sale of insurance subsidiary investments	-	-	78,478	-	78,478
Net change in insurance subsidiary cash and cash equivalents	-	-	8,479	-	8,479
Net change in other investments	-	(34,546)	1,199	-	(33,347)
Other	-	(1,277)	-	-	(1,277)
Net cash used in investing activities	-	(164,656)	(7,837)	-	(172,493)
Cash flows from financing activities:
Proceeds from borrowings under revolving credit	1,267,200	-	-	-	1,267,200
Repayment of borrowings under revolving credit	(1,215,800)	-	-	-	(1,215,800)
Proceeds from issuance of term loan, net of discount	198,100	-	-	-	198,100
Proceeds from other long-term debt	-	-	750	-	750
Repayment of term loan	(10,019)	-	-	-	(10,019)
Repayment of other long-term debt	-	-	(826)	-	(826)
Payment of deferred financing costs	(342)	-	-	-	(342)
Payment of dividend for Mandatory Redeemable Preferred Stock	(8,558)	-	-	-	(8,558)
Dividends paid	(30,517)	-	-	-	(30,517)
Contributions made by noncontrolling interests	-	-	11,261	-	11,261
Distributions to noncontrolling interests	-	-	(35,240)	-	(35,240)
Purchase of noncontrolling interests	-	-	(1,000)	-	(1,000)
Other	-	108	-	-	108
Net change in intercompany accounts	(179,154)	166,825	12,329	-	-
Net cash provided by (used in) financing activities	20,910	166,933	(12,726)	-	175,117
Change in cash and cash equivalents	-	14,391	26,281	-	40,672
Cash and cash equivalents at beginning of period	-	18,232	80,526	-	98,758
Cash and cash equivalents at end of period	$-	$32,623	$106,807	$-	$139,430

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 16 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Condensed Consolidating Statement of Cash Flows (Continued)

	Nine months ended September 30, 2015
(In thousands)	Parent company/ issuer	Guarantor subsidiaries	Non-guarantor subsidiaries	Consolidating and eliminating adjustments	Consolidated
Net cash provided by operating activities	$361	$29,691	$63,015	$-	$93,067
Cash flows from investing activities:
Routine capital expenditures	-	(75,033)	(5,658)	-	(80,691)
Development capital expenditures	-	(12,066)	-	-	(12,066)
Acquisitions, net of cash acquired	-	(501,875)	(161,882)	-	(663,757)
Acquisition deposits	-	195,000	-	-	195,000
Sale of assets	-	7,061	-	-	7,061
Proceeds from senior unsecured notes offering held in escrow	-	-	1,350,000	-	1,350,000
Interest in escrow for senior unsecured notes	-	-	23,438	-	23,438
Purchase of insurance subsidiary investments	-	-	(59,186)	-	(59,186)
Sale of insurance subsidiary investments	-	-	50,780	-	50,780
Net change in insurance subsidiary cash and cash equivalents	-	-	(8,396)	-	(8,396)
Proceeds from note receivable	-	25,000	-	-	25,000
Net change in other investments	-	375	-	-	375
Other	-	590	-	-	590
Net cash provided by (used in) investing activities	-	(360,948)	1,189,096	-	828,148
Cash flows from financing activities:
Proceeds from borrowings under revolving credit	1,414,850	-	-	-	1,414,850
Repayment of borrowings under revolving credit	(1,319,850)	-	-	-	(1,319,850)
Proceeds from issuance of term loan, net of discount	199,000				199,000
Proceeds from issuance of senior unsecured notes due 2020 and 2023	1,350,000	-	(1,350,000)	-	-
Repayment of Gentiva debt	-	(1,177,363)	-	-	(1,177,363)
Repayment of term loan	(9,008)	-	-	-	(9,008)
Repayment of other long-term debt	-	-	(1,400)	-	(1,400)
Payment of deferred financing costs	(3,284)	-	-	-	(3,284)
Issuance of common stock in connection with employee benefit plans	534	-	-	-	534
Payment of costs associated with issuance of common stock and tangible equity units	(915)	-	-	-	(915)
Payment of dividend for Mandatory Redeemable Preferred Stock	(8,135)	-	-	-	(8,135)
Dividends paid	(30,067)	-	-	-	(30,067)
Contributions made by noncontrolling interests	-	-	1,492	-	1,492
Distributions to noncontrolling interests	-	-	(31,823)	-	(31,823)
Other	-	1,457	-	-	1,457
Net change in intercompany accounts	(1,593,486)	1,422,557	170,929	-	-
Net cash provided by (used in) financing activities	(361)	246,651	(1,210,802)	-	(964,512)
Change in cash and cash equivalents	-	(84,606)	41,309	-	(43,297)
Cash and cash equivalents at beginning of period	-	129,408	34,780	-	164,188
Cash and cash equivalents at end of period	$-	$44,802	$76,089	$-	$120,891

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 17 – LEGAL AND REGULATORY PROCEEDINGS

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

(Unaudited)

NOTE 17 – LEGAL AND REGULATORY PROCEEDINGS (Continued)

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

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 17 – LEGAL AND REGULATORY PROCEEDINGS (Continued)

As a result of the decertification of a wage and hour class action lawsuit (Rindfleisch v. Gentiva), single-plaintiff lawsuits with identical claims have been filed against the Company. Including Rindfleisch, which has four plaintiffs, there are 143 lawsuits pending in federal district court for the Northern District of Georgia. These lawsuits pertain to a compensation plan that paid Gentiva’s home health employees on both a per visit and an hourly basis, thereby allegedly voiding their FLSA exempt status and entitling them to overtime pay. The plaintiffs in these lawsuits are seeking attorneys’ fees and costs, back wages, and liquidated damages as allowed under the FLSA. The Company recorded an estimated loss contingency reserve of $5.5 million related to these matters. At this time, no estimate of the possible loss or range of loss in excess of the amount accrued can be made regarding these lawsuits. The Company disputes the allegations made in these lawsuits and will defend these and any related claims vigorously.

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

Shareholder actions—The Company is also subject to lawsuits and other shareholder actions brought from time to time. A shareholder derivative action (the “Complaint”) is currently pending against certain of the Company’s current and former officers and directors in circuit court for Jefferson County, Kentucky. The Complaint also names the Company as a nominal defendant. The Complaint alleges that the named current and former officers and directors of the Company breached their respective duties of good faith, loyalty, and candor, and other general fiduciary duties owed to the Company and its shareholders by, among other things, failing to exercise reasonable and prudent supervision over the management, polices, and controls of the Company in order to detect practices that existed at RehabCare resulting in the Company having to enter into two separate settlement agreements with the DOJ. The Company disputes the allegations made in the Complaint and will defend this action and any related claims vigorously.

Ordinary course matters—In addition to the matters described above, the Company is subject to investigations, claims, and lawsuits in the ordinary course of business, including investigations resulting from the Company’s obligation to self-report suspected violations of law and professional liability claims, particularly in its hospital and nursing center operations. In many of these claims, plaintiffs’ attorneys are seeking significant fines and compensatory and punitive damages in addition to attorneys’ fees. The Company maintains professional and general liability insurance in amounts and coverage that management believes are sufficient for the Company’s operations. However, the Company’s insurance may not cover all claims against the Company or the full extent of the Company’s liability.

NOTE 18 – SUBSEQUENT EVENTS

Plan to Exit the Skilled Nursing Facility Business

On November 7, 2016, the Company announced plans to exit its skilled nursing facility business as an owner and operator. This strategic decision will reduce annual rent obligations and annual capital expenditures. In addition, the Company will optimize its overhead structure by eliminating divisional and corporate overhead above the facility level, much of which is associated with supporting the Company’s skilled nursing facilities.

Curahealth Disposal

On October 1, 2016, the Company completed the Curahealth Disposal for $27.5 million. The Hospitals have a total of 783 licensed beds in Arizona, Louisiana, Massachusetts, Oklahoma, Pennsylvania, and Tennessee. As of September 30, 2016, the Hospitals were classified as assets held for sale.

In connection with the sale of the Hospitals, the Company entered into amendments to certain of its master lease agreements with Ventas on April 3, 2016 to transition the operations of seven of the Hospitals formerly leased from Ventas (the “Leased Hospitals”). Six of the Leased Hospitals were leased under master lease agreement No. 5 and one was leased under master lease agreement No. 1. The Leased Hospitals were leased under the applicable master lease agreement until the closing of the Curahealth Disposal. The Company paid a fee to Ventas of $3.5 million upon signing of the amendments and paid an additional $3 million upon the closing of the sale of the Leased Hospitals. Ventas paid the Company 50% of the sales proceeds for the real estate (after deduction of Ventas’s closing costs) attributed to the Leased Hospitals in the sale, which was immaterial.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 18 – SUBSEQUENT EVENTS (Continued)

Curahealth Disposal (Continued)

Under separate lease amendments, the annual rent on the Leased Hospitals, which had annual rent of $7.7 million, was reallocated to the remaining facilities the Company leases from Ventas under the various master lease agreements. As required under GAAP, the reallocated rents were recorded as a lease termination fee by the Company upon the cease use date of the Leased Hospitals. The total annual payments on Ventas’s post-acute care portfolio operated by the Company will remain the same as its prior level.

In connection with these transactions, the Company incurred a pretax lease termination fee of $51.8 million comprised of the $6.5 million of fees paid to Ventas in conjunction with execution of the amendments and $45.3 million of aggregate reallocated rents attributable to the Leased Hospitals, which was recorded upon the cease use date of the Leased Hospitals. The lease termination fee was recorded as a long-term liability discounted at the Company’s credit-adjusted risk-free rate through the end of the original lease term of the Leased Hospitals, or through 2025. The Company does not expect any additional lease termination fees related to the transactions.

The Company recognized a non-cash pretax impairment charge related to property and equipment of $27.5 million during the nine months ended September 30, 2016, of which $19.7 million was recorded during the third quarter of 2016. In addition, the Company recognized a pretax loss on disposal of $21.4 million during the third quarter of 2016, which included a non-cash pretax write-off of both goodwill and other intangible assets of $13.3 million allocable to the Hospitals.

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

In addition to the factors set forth above, other factors that may affect the Company’s plans, results, or stock price include, without limitation:

•

the impact of healthcare reform, which will initiate significant changes to the United States healthcare system, including potential material changes to the delivery of healthcare services and the reimbursement paid for such services by the government or other third party payors, including reforms resulting from the Patient Protection and Affordable Care Act and the Healthcare Education and Reconciliation Act (collectively, the “ACA”) or future deficit reduction measures adopted at the federal or state level. Healthcare reform is impacting each of the Company’s businesses in some manner. Potential future efforts in the U.S. Congress to repeal, amend, modify, or retract funding for various aspects of the ACA create additional uncertainty about the ultimate impact of the ACA on the Company and the healthcare industry. Due to the substantial regulatory changes that will need to be implemented by CMS and others, and the numerous processes required to implement these reforms, the Company cannot predict which healthcare initiatives will be implemented at the federal or state level, the timing of any such reforms, or the effect such reforms or any other future legislation or regulation will have on the Company’s business, financial position, results of operations, and liquidity,

•

the Company’s ability to adjust to the new patient criteria for LTAC hospitals under the LTAC Legislation, which reduces the population of patients eligible for reimbursement under the Medicare prospective payment system for LTAC hospitals (“LTAC PPS”) and changes the basis upon which the Company is paid for other patients,

•

changes in the reimbursement rates or the methods or timing of payment from third party payors, including commercial payors and the Medicare and Medicaid programs, changes arising from and related to the Medicare prospective payment system for LTAC hospitals, including potential changes in the Medicare payment rules, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, and changes in Medicare and Medicaid reimbursement for the Company’s TC hospitals, nursing centers, IRFs, and home health and hospice operations, and the expiration of the Medicare Part B therapy cap exception process,

•	the Company’s ability to meet its substantial debt service requirements,
•	the Company’s ability to comply with the terms of its corporate integrity agreements with the OIG,
•

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

•	the Company’s ability to exit the skilled nursing facility business, and to realize the anticipated benefits, cost savings and strategic gains from this initiative,

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Cautionary Statement (Continued)

•	the potential for diversion of management time and use of the Company’s resources in seeking to exit the skilled nursing facility business,
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

•	the effects of additional legislative changes and government regulations, interpretation of regulations, and changes in the nature and enforcement of regulations governing the healthcare industry,
•	the ability of the Company’s hospitals, nursing centers, and other healthcare services to adjust to medical necessity reviews,
•

the impact of the Company’s significant level of indebtedness on its funding costs, operating flexibility, and ability to fund ongoing operations, development capital expenditures, or other strategic acquisitions with additional borrowings,

•

the Company’s ability to pursue its development activities, including through acquisitions, and successfully integrate new operations, including the realization of anticipated revenues, economies of scale, cost savings, and productivity gains associated with such operations, as and when planned, including the potential impact of unanticipated issues, expenses, and liabilities associated with those activities,

•

the Company’s obligations under various laws to self-report suspected violations of law to various government agencies (including any associated obligation to refund overpayments to government payors, fines, and other sanctions),

•	the failure of the Company’s facilities and other operations to meet applicable licensure and certification requirements,
•	the further consolidation and cost containment efforts of managed care organizations, other third party payors, and conveners,
•

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

•	the Company’s ability to pay a dividend as, when, and if declared by the Board of Directors, in compliance with applicable laws and the Company’s debt and other contractual arrangements,
•	national, regional, and industry-specific economic, financial, business, and political conditions, including their effect on the availability and cost of labor, credit, materials, and other services,
•	increased operating costs due to shortages in qualified nurses, therapists, and other healthcare personnel,
•	the Company’s ability to attract and retain key executives and other healthcare personnel,
•	the Company’s ability to successfully dispose of unprofitable facilities,
•	events or circumstances that could result in the impairment of an asset or other charges,
•	changes in GAAP or practices, and changes in tax accounting or tax laws (or authoritative interpretations relating to any of these matters), and
•	the Company’s ability to maintain an effective system of internal control over financial reporting.

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

The Company is a healthcare services company that through its subsidiaries operates TC hospitals, a home health, hospice and community care business, IRFs, a contract rehabilitation services business, nursing centers, and assisted living facilities across the United States. At September 30, 2016, the Company’s hospital division operated 94 TC hospitals (6,890 licensed beds) in 22 states. The Company’s Kindred at Home division primarily provided home health, hospice, and community care services from 647 sites of service in 40 states. The Company’s Kindred Rehabilitation Services division operated 19 IRFs (969 licensed beds) and 104 hospital-based ARUs, and provided rehabilitation services primarily in hospitals and long-term care settings in 46 states. The Company’s nursing center division operated 91 nursing centers (11,568 licensed beds) and seven assisted living facilities (380 licensed beds) in 19 states.

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

Operating results in the third quarter of 2016 included transaction and integration costs totaling $1 million and a lease termination charge of $0.3 million related to the Gentiva Merger. Operating results for the nine months ended September 30, 2016 included transaction and integration costs totaling $4 million, retention and severance costs totaling $1 million, and a lease termination charge of $0.3 million related to the Gentiva Merger. Operating results in the third quarter of 2015 included transaction and integration costs totaling $1 million, and retention and severance costs totaling $2 million related to the Gentiva Merger. Operating results for the nine months ended September 30, 2015 included transaction and integration costs totaling $35 million, retention and severance costs totaling $59 million, a lease termination charge of $1 million and financing costs totaling $23 million related to the Gentiva Merger. See note 2 of the notes to unaudited condensed consolidated financial statements.

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

Assets held for sale at September 30, 2016 have been measured at the lower of carrying value or estimated fair value less costs of disposal. See note 5 of the notes to unaudited condensed consolidated financial statements.

On December 27, 2014, the Company entered into an agreement with Ventas to transition the operations under the leases for the 2014 Expiring Facilities. Each lease terminated when the operation of such nursing center was transferred to a new operator. At September 30, 2016, the Company had transferred the operations for all of the 2014 Expiring Facilities to new operators. For accounting purposes, the 2014 Expiring Facilities qualified as assets held for sale, and the Company reflected the operating results as discontinued operations in the accompanying unaudited condensed consolidated statement of operations for all historical periods. Under the terms of the agreement to transition the operations of the 2014 Expiring Facilities, the Company incurred a $40 million termination fee in exchange for the early termination of the leases, which was paid to Ventas in January 2015.

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

The provision for doubtful accounts totaled $10 million and $12 million in the third quarter of 2016 and 2015, respectively, and $31 million and $33 million for the nine months ended September 30, 2016 and 2015, respectively.

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

Provisions for loss for professional liability risks retained by the Company’s limited purpose insurance subsidiary have been discounted based upon actuarial estimates of claim payment patterns using a discount rate of 1%. The discount rate is based upon the risk-free interest rate for the respective year. Amounts equal to the discounted loss provision are funded annually. The Company does not fund the portion of professional liability risks related to estimated claims that have been incurred but not reported. Accordingly, these liabilities are not discounted. The allowance for professional liability risks aggregated $344 million at September 30, 2016 and $327 million at December 31, 2015. If the Company did not discount any of the allowances for professional liability risks, these balances would have approximated $347 million at September 30, 2016 and $330 million at December 31, 2015.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Critical Accounting Policies (Continued)

Allowances for insurance risks (Continued)

Changes in the number of professional liability claims and the cost to settle these claims significantly impact the allowance for professional liability risks. A relatively small variance between the Company’s estimated and actual number of claims or average cost per claim could have a material impact, either favorable or unfavorable, on the adequacy of the allowance for professional liability risks. For example, a 1% variance in the allowance for professional liability risks at September 30, 2016 would impact the Company’s earnings by approximately $3 million.

The provision for professional liability risks (continuing operations), including the cost of coverage maintained with unaffiliated commercial insurance carriers, aggregated $20 million in the third quarter of both 2016 and 2015, and $65 million and $51 million for the nine months ended September 30, 2016 and 2015, respectively. The increase for the nine months ended September 30, 2016 was primarily attributable to an increase in the frequency and severity of claims in the nursing center division.

Provisions for loss for workers compensation risks retained by the Company’s limited purpose insurance subsidiary are not discounted and amounts equal to the loss provision are funded annually. The allowance for workers compensation risks aggregated $264 million at September 30, 2016 and $255 million at December 31, 2015. The provision for workers compensation risks (continuing operations), including the cost of coverage maintained with unaffiliated commercial insurance carriers, aggregated $17 million and $11 million in the third quarter of 2016 and 2015, respectively, and $46 million and $40 million for the nine months ended September 30, 2016 and 2015, respectively. Workers compensation costs in the third quarter of 2015 and for the nine months ended September 30, 2015 were lower in comparison to the same periods in 2016 primarily as a result of favorable actuarial adjustments of prior year reserves recorded in the third quarter of 2015.

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

At each balance sheet date, management assesses all available positive and negative evidence to determine whether a valuation allowance is needed against its deferred tax assets. The authoritative guidance requires evidence related to events that have actually happened to be weighted more significantly than evidence that is projected or expected to happen. A significant piece of negative evidence according to this weighting standard is that there are cumulative losses in the two most recent years and the current year, which is the case for the Company at September 30, 2016. The Company’s outlook of taxable income for 2016 changed in the third quarter of 2016 after the Company recorded $286 million of goodwill and property and equipment impairment charges associated with (1) the Hospital Division Triggering Event and (2) the decline in nursing center financial performance in 2016 combined with the planned disposal of the Company’s skilled nursing facility business. In addition, the activities necessary to dispose of the skilled nursing facility business may generate additional taxable losses in the future.

In addition, the Company has deferred tax liabilities related to tax amortization of acquired indefinite lived intangible assets because these assets are not amortized for financial reporting purposes. The tax amortization in current and future years created a deferred tax liability which will reverse at the time of ultimate sale or book impairment. Due to the uncertain timing of this reversal, the temporary difference associated with indefinite lived intangible assets cannot be considered a source of future taxable income for purposes of determining the valuation allowance. As such, this deferred tax liability cannot be used to offset the deferred tax asset related to the net deferred tax assets.

On the basis of this evaluation, as of September 30, 2016, the Company recorded a valuation allowance of $366 million against the Company’s deferred tax assets. The valuation allowance was recorded as an increase to the income tax provision in the third quarter of 2016. As of September 30, 2016, the Company has a net deferred tax liability of $200 million representing indefinite lived intangible assets. The amount of deferred tax asset considered realizable, however, could be adjusted if the weighting of the positive and negative evidence changes.

The Company’s effective income tax rate was 72.3% and 225.5% in the third quarter of 2016 and 2015, respectively, and 104.0% and 9.3% for the nine months ended September 30, 2016 and 2015, respectively. The change in the effective income tax rate in both periods of 2016 was attributable to recording a $366 million deferred tax valuation allowance in the third

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Critical Accounting Policies (Continued)

Accounting for income taxes (Continued)

quarter of 2016, an increase in nontaxable noncontrolling interests in 2016 and a decrease in 2016 litigation contingency loss reserve provisions and transaction costs that were not deductible for income tax purposes. See note 17 of the notes to unaudited condensed consolidated financial statements.

The Company has recognized deferred tax assets to the extent it is more likely than not they will be realized and a valuation allowance is provided for deferred tax assets to the extent that it is uncertain that the deferred tax asset will be realized. The Company recognized net deferred tax assets totaling $104 million at December 31, 2015.

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

The Company’s intangible assets with finite lives, such as customer relationship assets, trade names, leasehold interests, and non-compete agreements, are amortized in accordance with the authoritative guidance for goodwill and other intangible assets, primarily using the straight-line method over their estimated useful lives ranging from two to 20 years.

During the third quarter of 2016, the Company recorded an asset impairment charge of $20 million related to the property and equipment of the Hospitals sold to Curahealth and an asset impairment charge of $5 million related to the property and equipment of a nursing center held for sale. These charges reflect the amount by which the carrying values of the properties exceeded their estimated fair value. The fair value of the properties was measured using Level 3 inputs of the pending offers.

During the third quarter of 2016, the Company recorded a property and equipment impairment charge of $3 million related to the Hospital Division Triggering Event. This charge reflects the amount by which the carrying value of the assets exceeded their estimated fair value. The fair value of the assets was measured using Level 3 inputs such as operating cash flows, market data and replacement cost factoring in depreciation, economic obsolescence and inflation trends.

During the third quarter of 2016, the Company reviewed the long-lived assets related to the decline in financial performance of its nursing center division and also determined it was more likely than not that the Company would dispose of its skilled nursing facility business. The Company determined that its property and equipment was impaired and recorded an impairment charge of $22 million. The fair value of the assets was measured using Level 3 inputs, such as operating cash flows and replacement costs.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Critical Accounting Policies (Continued)

Valuation of long-lived assets, goodwill, and intangible assets (Continued)

During the nine months ended September 30, 2016, the Company recorded an asset impairment charge of $3 million related to the sale of a hospital division medical office building. This charge reflects the amount by which the carrying value of the property exceeded its estimated fair value. The fair value of the property was measured using the pending offer, a Level 3 input.

During the nine months ended September 30, 2016, the Company also recorded an asset impairment charge of $8 million under the held and used accounting model related to the planned Curahealth Disposal. These charges reflect the amount by which the carrying value of certain property and equipment exceeded its estimated fair value. The fair value of property and equipment in the first quarter of 2016 was measured using Level 3 inputs, primarily replacement costs.

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

A reporting unit is either an operating segment or one level below the operating segment, referred to as a component. When the components within the Company’s operating segments have similar economic characteristics, the Company aggregates the components of its operating segments into one reporting unit. Accordingly, the Company has determined that its reporting units are hospitals, home health, hospice, community care, hospital rehabilitation services, inpatient rehabilitation hospitals, RehabCare, and nursing centers. The hospital rehabilitation services and inpatient rehabilitation hospitals reporting units are both included in the Kindred Hospital Rehabilitation Services operating segment of the Kindred Rehabilitation Services division. The community care reporting unit is included in the home health operating segment of the Kindred at Home division. The carrying value of goodwill for each of the Company’s reporting units at September 30, 2016 and December 31, 2015 follows (in thousands):

	September 30,	December 31,
	2016	2015
Hospitals	$361,310	$628,519
Kindred at Home:
Home health	744,594	739,677
Hospice	647,507	639,006
Community care	169,109	166,312
	1,561,210	1,544,995
Kindred Rehabilitation Services:
Kindred Hospital Rehabilitation Service contracts	173,618	173,618
Inpatient rehabilitation hospitals	326,335	322,678
RehabCare	-	-
	499,953	496,296
Nursing centers	-	-
	$2,422,473	$2,669,810

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

During the third quarter of 2016, the Company recorded a goodwill impairment charge of $13 million related to the Curahealth Disposal. This charge reflects the amount by which the carrying values of the properties exceeded their estimated fair value. The fair value of the properties was measured using a Level 3 input of the pending offer.

During the third quarter of 2016, the Company recorded a goodwill impairment charge of $261 million related to the Hospital Division Triggering Event. This charge reflects the amount by which the carrying value of the hospital reporting unit goodwill exceeded the estimated fair value.

The Company determined that the sale of three LTAC hospitals to Select during the second quarter of 2016 was an impairment triggering event in the hospital reporting unit. The Company tested the recoverability of the hospital reporting unit goodwill and determined that goodwill was not impaired.

The Company determined that there were no other goodwill or other intangible asset impairments as of September 30, 2016. However, adverse changes in the operating environment and related key assumptions used to determine the fair value of the Company’s reporting units and indefinite-lived intangible assets may result in future impairment charges for a portion or all of these assets. Specifically, if the hospital division experiences adverse deviation from revenue or mitigation assumptions associated with LTAC patient criteria or if recent increases in labor costs materially exceed the Company’s projections for the hospital division or the Company’s other reporting units or business segments, an impairment charge of a portion or all of these assets may be required. An impairment charge could have a material adverse effect on the Company’s business, financial position and results of operations, but would not be expected to have an impact on the Company’s cash flows or liquidity.

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

The annual impairment tests for certain of the Company’s indefinite-lived intangible assets are performed as of May 1 and October 1. As part of the impairment review at May 1, an impairment charge of $3 million was recorded during the nine months ended September 30, 2016 related to certificates of need for two hospitals which had declines in operating cash flows. No impairment charges were recorded in connection with the annual impairment tests performed at each of the dates in 2015. The Medicare certifications in the Company’s home health, hospice and IRFs reporting units totaling approximately $118 million were within 1% of their fair value at October 1, 2015 after the annual impairment test. The majority of the $118 million Medicare certification value related to the Gentiva Merger and the Centerre Acquisition, which were each appraised during 2015.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Recently Issued Accounting Requirements

In October 2016, the FASB issued authoritative guidance which alters how an entity needs to consider indirect interests in a VIE held through an entity under common control. The amendment eliminates the distinction between the full attribution and proportionate approach, leaving the entity to only consider the latter when evaluating a VIE held through common control. The new guidance is effective for annual and interim periods beginning after December 15, 2016 and early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s business, financial position, results of operations or liquidity.

In August 2016, the FASB issued authoritative guidance to eliminate diversity in practice related to the cash flow statement classification of eight specific cash flow issues, which include debt prepayment or extinguishment costs, maturity of a zero coupon bond, settlement of contingent consideration liabilities after a business combination, proceeds from insurance settlements and distribution from certain equity method investees. The new guidance is effective for annual and interim periods beginning after December 15, 2017 and early adoption is permitted. The Company is currently assessing the impact on its consolidated statement of cash flows.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Results of Operations – Continuing Operations

For segment purposes, the Company defines segment EBITDAR as earnings before interest, income taxes, depreciation, amortization, and rent. Segment EBITDAR reported for each of the Company’s operating segments excludes litigation contingency expense, impairment charges, restructuring charges, transaction costs, and the allocation of support center overhead.

A summary of the Company’s operating data follows (unaudited):

	Three months ended		Nine months ended
	September 30,		September 30,
(In thousands)	2016	2015	2016	2015
Revenues:
Hospital division	$575,323	$579,497	$1,852,317	$1,847,186
Kindred at Home:
Home health	449,958	424,054	1,318,549	1,152,741
Hospice	188,575	181,140	550,642	478,202
	638,533	605,194	1,869,191	1,630,943
Kindred Rehabilitation Services:
Kindred Hospital Rehabilitation Services	169,018	149,435	504,607	453,543
RehabCare	192,480	219,518	592,803	708,904
	361,498	368,953	1,097,410	1,162,447
Nursing center division	270,259	270,510	814,881	818,688
	1,845,613	1,824,154	5,633,799	5,459,264
Eliminations:
Kindred Hospital Rehabilitation Services	(22,330)	(22,081)	(69,515)	(69,284)
RehabCare	(28,075)	(35,943)	(85,708)	(111,994)
Nursing centers	(1,681)	(1,614)	(5,008)	(4,028)
	(52,086)	(59,638)	(160,231)	(185,306)
	$1,793,527	$1,764,516	$5,473,568	$5,273,958
Loss from continuing operations:
Segment EBITDAR:
Hospital division	$82,752	$96,108	$344,179	$361,751
Kindred at Home:
Home health	75,073	67,682	218,044	187,397
Hospice	31,326	34,025	87,521	78,908
	106,399	101,707	305,565	266,305
Kindred Rehabilitation Services:
Kindred Hospital Rehabilitation Services	49,470	42,141	147,809	131,236
RehabCare	9,248	14,544	34,504	44,933
	58,718	56,685	182,313	176,169
Nursing center division	29,922	35,923	93,684	112,763
Support center	(61,751)	(55,439)	(199,363)	(192,213)
Litigation contingency expense	-	(31,462)	(2,840)	(130,387)
Impairment charges	(324,289)	-	(338,208)	(6,726)
Restructuring charges	(22,813)	(2,541)	(28,860)	(6,962)
Transaction costs	(2,982)	(3,846)	(6,513)	(103,764)
EBITDAR	(134,044)	197,135	349,957	476,936
Rent	(98,415)	(95,436)	(296,025)	(282,955)
Restructuring charges - rent	(58,650)	(808)	(59,363)	(1,831)
Depreciation and amortization	(40,382)	(39,329)	(121,320)	(116,889)
Interest, net	(58,052)	(56,008)	(172,856)	(173,925)
Income (loss) from continuing operations before income taxes	(389,543)	5,554	(299,607)	(98,664)
Provision for income taxes	281,752	12,523	311,470	9,183
	$(671,295)	$(6,969)	$(611,077)	$(107,847)

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Results of Operations – Continuing Operations (Continued)

Operating data:

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Hospital division:
End of period data:	94	95
Number of transitional care hospitals	6,890	7,094
Number of licensed beds
Revenue mix %:
Medicare	54.6	57.1	56.0	56.4
Medicaid	4.0	5.3	4.1	5.4
Medicare Advantage	12.1	10.8	11.9	11.4
Medicaid Managed	7.3	6.1	6.4	5.4
Commercial insurance and other	22.0	20.7	21.6	21.4
Admissions:
Medicare	7,861	7,976	25,033	25,018
Medicaid	375	556	1,224	1,776
Medicare Advantage	1,327	1,212	4,162	4,119
Medicaid Managed	861	646	2,362	1,964
Commercial insurance and other	1,727	1,763	5,405	5,446
	12,151	12,153	38,186	38,323
Patient days:
Medicare	202,482	210,870	650,499	657,930
Medicaid	16,781	23,167	57,324	77,043
Medicare Advantage	43,241	39,585	136,698	132,773
Medicaid Managed	28,534	24,412	81,142	71,258
Commercial insurance and other	59,856	58,631	185,634	183,794
	350,894	356,665	1,111,297	1,122,798
Average length of stay:
Medicare	25.8	26.4	26.0	26.3
Medicaid	44.7	41.7	46.8	43.4
Medicare Advantage	32.6	32.7	32.8	32.2
Medicaid Managed	33.1	37.8	34.4	36.3
Commercial insurance and other	34.7	33.3	34.3	33.7
Weighted average	28.9	29.3	29.1	29.3
Revenues per admission:
Medicare	$39,945	$41,451	$41,445	$41,608
Medicaid	61,338	55,415	62,716	55,950
Medicare Advantage	52,363	51,495	52,826	51,202
Medicaid Managed	48,631	54,976	49,831	51,240
Commercial insurance and other	73,515	68,151	74,099	72,592
Weighted average	47,348	47,683	48,508	48,200
Revenues per patient day:
Medicare	$1,551	$1,568	$1,595	$1,582
Medicaid	1,371	1,330	1,339	1,290
Medicare Advantage	1,607	1,577	1,608	1,588
Medicaid Managed	1,467	1,455	1,451	1,412
Commercial insurance and other	2,121	2,049	2,158	2,151
Weighted average	1,640	1,625	1,667	1,645
Medicare case mix index (discharged patients only)	1.172	1.150	1.172	1.162
Average daily census	3,814	3,877	4,056	4,113
Occupancy %	61.6	62.2	65.4	65.8
Same-hospital data:
Admissions:
Medicare	7,571	7,659	24,573	24,342
Medicaid	371	508	1,205	1,667
Medicare Advantage	1,292	1,166	4,084	4,011
Medicaid Managed	861	619	2,355	1,899
Commercial insurance and other	1,658	1,680	5,280	5,266
	11,753	11,632	37,497	37,185
Patient days:
Medicare	194,857	202,690	638,490	640,903
Medicaid	16,467	21,203	55,941	72,660
Medicare Advantage	41,955	37,272	134,237	128,411
Medicaid Managed	28,526	23,329	80,662	68,984
Commercial insurance and other	57,168	56,377	180,921	178,651
	338,973	340,871	1,090,251	1,089,609
Total average length of stay	28.8	29.3	29.1	29.3
Total revenues per patient day	$1,641	$1,629	$1,668	$1,648

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Results of Operations – Continuing Operations (Continued)

Operating data (Continued):

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Kindred at Home:
Home health:
Sites of service (at end of period)	395	388
Revenue mix %:
Medicare	78.1	80.0	79.1	80.4
Medicaid	2.5	2.1	2.2	2.0
Commercial and other	8.6	8.2	8.4	8.0
Commercial paid at episodic rates	10.8	9.7	10.3	9.6
Episodic revenues ($ 000s)	$332,562	$319,820	$990,576	$873,838
Total episodic admissions	69,219	66,753	210,857	183,648
Medicare episodic admissions	59,823	58,479	182,564	161,046
Total episodes	113,256	108,519	340,421	298,013
Episodes per admission	1.64	1.63	1.61	1.62
Revenue per episode	$2,936	$2,947	$2,910	$2,932
Hospice:
Sites of service (at end of period)	185	181
Admissions	12,916	12,091	39,299	33,528
Average length of stay	98	101	93	96
Patient days	1,277,125	1,211,291	3,699,617	3,187,714
Revenue per patient day	$148	$150	$149	$150
Average daily census	13,882	13,166	13,502	11,677
Community Care and other revenues (included in home health business segment) ($ 000s)	$75,978	$67,338	$210,512	$180,887
Kindred Rehabilitation Services:
Kindred Hospital Rehabilitation Services:
Freestanding IRFs:
End of period data:
Number of IRFs	19	18
Number of licensed beds	969	919
Discharges (a)	4,644	3,941	13,738	11,674
Same-hospital discharges (a)	4,069	3,842	12,174	11,575
Occupancy % (a)	68.8	68.7	70.0	71.1
Average length of stay (a)	12.7	13.2	12.9	13.3
Revenue per discharge (a)	$19,599	$18,992	$19,547	$19,275
Contract services:
Sites of service (at end of period):
Inpatient rehabilitation units (ARUs)	104	101
LTAC hospitals	120	119
Sub-acute units	7	7
Outpatient units	139	135
	370	362
Revenue per site	$210,810	$206,041	$638,025	$626,628
RehabCare:
Sites of service (at end of period)	1,754	1,821
Revenue per site	$109,738	$120,548	$336,798	$391,013

(a)Excludes non-consolidated IRF.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Results of Operations – Continuing Operations (Continued)

Operating data (Continued):

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Nursing center division:
End of period data:
Number of facilities:
Nursing centers:
Owned or leased	87	86
Managed	4	4
Assisted living facilities	7	7
	98	97
Number of licensed beds:
Nursing centers:
Owned or leased	11,083	11,050
Managed	485	485
Assisted living facilities	380	375
	11,948	11,910
Revenue mix %:
Medicare	29.5	30.0	31.0	31.1
Medicaid	38.1	39.6	37.1	38.8
Medicare Advantage	7.3	8.1	7.3	8.6
Medicaid Managed	9.2	5.9	8.8	5.3
Private and other	15.9	16.4	15.8	16.2
Patient days (a):
Medicare	126,800	130,456	401,526	412,843
Medicaid	425,490	449,982	1,266,794	1,342,627
Medicare Advantage	43,162	48,539	129,641	155,862
Medicaid Managed	112,458	82,352	325,409	236,220
Private and other	137,127	140,003	410,926	417,749
	845,037	851,332	2,534,296	2,565,301
Patient day mix % (a):
Medicare	15.0	15.3	15.9	16.1
Medicaid	50.4	52.9	50.0	52.3
Medicare Advantage	5.1	5.7	5.1	6.1
Medicaid Managed	13.3	9.7	12.8	9.2
Private and other	16.2	16.4	16.2	16.3
Revenues per patient day (a):
Medicare Part A	$573	$570	$576	$570
Total Medicare (including Part B)	629	623	629	617
Medicaid	242	238	239	236
Medicaid (net of provider taxes) (b)	217	214	213	209
Medicare Advantage	459	450	458	450
Medicaid Managed	221	194	220	185
Private and other	313	316	313	318
Weighted average	320	318	322	319
Average daily census (a)	9,185	9,254	9,249	9,397
Admissions (a)	9,698	9,558	28,993	29,765
Occupancy % (a)	77.5	78.6	77.2	79.8
Medicare average length of stay (a)	27.4	28.5	28.0	28.8

(a)	Excludes managed facilities.
(b)	Provider taxes are recorded in general and administrative expenses for all periods presented.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Results of Operations – Continuing Operations (Continued)

Hospital division

Revenues declined 1% to $575 million in the third quarter of 2016 compared to $579 million for the same period in 2015, and increased 0.3% to $1.85 billion for the nine months ended September 30, 2016 compared to the same period in 2015. The decline in revenues in the third quarter of 2016 was primarily a result of the hospital division entering into LTAC patient criteria on September 1, 2016 for the majority of its hospitals and a 2% decline in same-hospital average length of stay compared to the same period in 2015. These declines were partially offset by same-hospital admissions, which grew 1% and a 3% growth in same-hospital commercial revenue rates, both in the third quarter of 2016 compared to the same period in 2015. The slight increase in revenues for the nine months ended September 30, 2016 was primarily as a result of a 1% increase in same-hospital revenues per patient day. Same-hospital admissions grew 1% for the nine months ended September 30, 2016 compared to the same period in 2015. Same-hospital average length of stay declined to 29.1 days for the nine months ended September 30, 2016 compared to 29.3 days for the nine months ended September 30, 2015.

Segment EBITDAR margins declined to 14.4% in the third quarter of 2016 compared to 16.6% in the third quarter of 2015 and declined to 18.6% for the nine months ended September 30, 2016 compared to 19.6% for the nine months ended September 30, 2015. The decline in segment EBITDAR margins for both periods was primarily a result of an increase in operating costs per patient day of 3.6% and 2.6% for the third quarter of 2016 and the nine months ended September 30, 2016, respectively. The growth in operating expense per patient day in both periods was primarily attributable to a growth in labor costs and in the third quarter of 2016, operating inefficiencies associated with the closing of three hospitals.

Average hourly wage rates increased 5% and 4% in the third quarter of 2016 and for the nine months ended September 30, 2016, respectively, compared to the same periods in 2015, primarily as a result of an increase in contract labor. Employee benefit costs increased 3% in the third quarter of 2016 compared to the same period in 2015, primarily as a result of an increase in workers compensation expense. Employee benefit costs declined 2% for the nine months ended September 30, 2016 compared to the same period in 2015, primarily as a result of a reduction in compensated absence and health expenses, offset partially by an increase in workers compensation expense.

Professional liability costs were $11 million in the third quarter of both 2016 and 2015, and $35 million and $29 million for the nine months ended September 30, 2016 and 2015, respectively. The increase for the nine months ended September 30, 2016 was primarily attributable to increases in the frequency and severity of claims.

Kindred at Home

Home health

Revenues increased 6% to $450 million in the third quarter of 2016 compared to $424 million in the third quarter of 2015, primarily as a result of a 4% increase in both home health admissions and episodes, a 10% increase in community care revenues, offset by a slight reduction in home health revenue per episode. Revenues increased 14% to $1.3 billion for the nine months ended September 30, 2016 compared to $1.2 billion for the nine months ended September 30, 2015, primarily as a result of the Gentiva Merger, growth in both home health admissions and episodes, and growth in community care revenues, partially offset by a reduction in revenue per episode. The Gentiva Merger, which added 288 sites of service to the Company’s home health operations beginning February 2, 2015, contributed $1.1 billion and $941 million in revenues for the nine months ended September 30, 2016 and for the eight months of operation during the same period in 2015, respectively.

Segment EBITDAR margins increased to 16.7% in the third quarter of 2016 compared to 16.0% in the third quarter of 2015, and increased to 16.5% for the nine months ended September 30, 2016 compared to 16.3% for the nine months ended September 30, 2015. The increase in segment EBITDAR margins for both periods was primarily attributable to volume growth due to acquisitions and organic growth as compared to the prior year period. Labor costs increases for both the third quarter and nine months ended September 30, 2016 as compared to a year ago were offset by lower incentive compensation and health costs in both periods.

Hospice

Revenues increased 4% to $189 million in the third quarter of 2016 compared to $181 million in the third quarter of 2015, primarily as a result of a 5% increase in patient days. Revenues increased 15% to $551 million for the nine months ended September 30, 2016 compared to $478 million for the nine months ended September 30, 2015, primarily as a result of the Gentiva Merger and growth in patient days. The Gentiva Merger, which added 163 sites of service to the Company’s hospice operations beginning February 2, 2015, contributed $513 million and $439 million in revenues for the nine months ended September 30, 2016 and for the eight months of operation during the same period in 2015, respectively.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Results of Operations – Continuing Operations (Continued)

Kindred at Home (Continued)

Hospice (Continued)

Segment EBITDAR margins declined to 16.6% in the third quarter of 2016 compared to 18.8% in the third quarter of 2015, and declined to 15.9% for the nine months ended September 30, 2016 compared to 16.5% for the nine months ended September 30, 2015. The decline in both periods was primarily attributable to an increase in labor costs in both periods and a 3% decline in average length of stay.

Kindred Rehabilitation Services

Kindred Hospital Rehabilitation Services

Revenues increased 13% to $169 million in the third quarter of 2016 compared to $149 million in the third quarter of 2015, and increased 11% to $505 million for the nine months ended September 30, 2016 compared to $453 million for the nine months ended September 30, 2015. The increase in revenues in both periods was primarily attributable to three freestanding IRFs that opened since the second half of 2015, and 6% and 5% increases in same-hospital discharges for freestanding IRFs in the third quarter of 2016 and for the nine months ended September 30, 2016, respectively, compared to the same prior year periods.

Segment EBITDAR margins increased to 29.3% in the third quarter of 2016 compared to 28.2% in the third quarter of 2015 and increased to 29.3% for the nine months ended September 30, 2016 compared to 28.9% for the nine months ended September 30, 2015. The increase in both periods was primarily a result of cost efficiencies associated with an increase in same-hospital discharges and new hospital development.

Employee benefit costs increased 13% and 6% in the third quarter of 2016 and for the nine months ended September 30, 2016, respectively, compared to the same periods in 2015. The increase in both periods was primarily a result of an increase in employee benefit costs related to the previously mentioned new IRFs.

RehabCare

Revenues declined 12% to $193 million in the third quarter of 2016 compared to $220 million in the third quarter of 2015, and declined 16% to $593 million for the nine months ended September 30, 2016 compared to $709 million for the nine months ended September 30, 2015. The decline in revenues compared to the respective prior year periods was primarily attributable to a net loss of customer contract sites of service that began in the first half of 2015 and reduced customer average daily census. The number of RehabCare sites of service at September 30, 2016 was 1,754 compared to 1,821 at September 30, 2015. The net loss of customer contract sites of service was primarily attributable to skilled nursing center consolidations, competition, and customers moving therapy services in-house throughout 2015 and, more recently, strategic termination of unprofitable contracts during the first nine months of 2016. Revenues derived from non-affiliated customers aggregated $165 million and $184 million in the third quarter of 2016 and 2015, respectively, and $507 million and $597 million for the nine months ended September 30, 2016 and 2015, respectively.

Segment EBITDAR margins declined to 4.8% in the third quarter of 2016 compared to 6.6% in the third quarter of 2015 and declined to 5.8% for the nine months ended September 30, 2016 compared to 6.3% for the nine months ended September 30, 2015. The decline in both periods was primarily attributable to the net loss of customer contract sites of service during 2015 and reduced customer census.

Employee benefit costs decreased 10% and 17% in the third quarter of 2016 and for the nine months ended September 30, 2016, respectively, compared to the same periods in 2015. The decrease in both periods was primarily a result of the net loss of customer contract sites of service during 2015.

Nursing center division

Revenues declined slightly to $270 million in the third quarter of 2016 compared to $271 million in the third quarter of 2015, and declined slightly to $815 million for the nine months ended September 30, 2016 compared to $819 million for the nine months ended September 30, 2015. The decline in revenues was primarily a result of a decline in average daily census of 1% in the third quarter of 2016 and 2% for the nine months ended September 30, 2016 compared to the respective prior year periods and a shift in patient census mix from Medicare, Medicare Advantage, and private and other to Medicaid and Medicaid Managed. Nursing center revenues per patient day increased 1% in both the third quarter of 2016 and for the nine months ended September 30, 2016 compared to the respective prior year periods.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Results of Operations – Continuing Operations (Continued)

Nursing center division (Continued)

Segment EBITDAR margins declined to 11.1% in the third quarter of 2016 compared to 13.3% in the third quarter of 2015, and declined to 11.5% for the nine months ended September 30, 2016 compared to 13.8% for the nine months ended September 30, 2015. The decline in both periods was primarily a result of a decline in average daily census, a shift in patient census mix, start-up losses at newly opened facilities, higher contract labor costs, and an increase in professional liability costs.

Average hourly wage rates increased 4% in both the third quarter of 2016 and for the nine months ended September 30, 2016 compared to the respective prior year periods, primarily as a result of pay rate increases and higher contract labor costs. Employee benefit costs increased 8% in the third quarter of 2016 and 1% for the nine months ended September 30, 2016 compared to the same periods in 2015, both primarily as a result of an increase in workers compensation expense.

Professional liability costs were $6 million in the third quarter of both 2016 and 2015, and $22 million and $15 million for the nine months ended September 30, 2016 and 2015. The increase for the nine months ended September 30, 2016 was primarily attributable to increases in the frequency and severity of claims.

Support center

Segment EBITDAR for the Company’s operating divisions excludes allocations of support center overhead. These costs aggregated $61 million and $55 million in the third quarter of 2016 and 2015, respectively, and $199 million and $192 million for the nine months ended September 30, 2016 and 2015, respectively. The increase in support center overhead was primarily attributable to research and development costs of $3 million and $7 million in the third quarter of 2016 and for the nine months ended September 30, 2016, respectively, and an increase in incentive compensation costs of $6 million in the third quarter of 2016. As a percentage of consolidated revenues, support center overhead totaled 3.4% and 3.1% in the third quarter of 2016 and 2015, respectively, and 3.6% for both the nine months ended September 30, 2016 and 2015.

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

Restructuring Costs

The Company has initiated various restructuring activities whereby it has incurred costs associated with reorganizing its operations, including the divestiture, swap, closure and consolidation of facilities and branches, reduced headcount and realigned operations in order to improve cost efficiencies in response to changes in the healthcare industry and to partially mitigate reductions in reimbursement rates from third party payors. The costs associated with these activities are reported as restructuring charges in the statement of operations and would have been recorded as general and administrative expense or rent expense if not classified as restructuring charges.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Results of Operations – Continuing Operations (Continued)

Restructuring Costs (Continued)

LTAC Portfolio Repositioning

During the first quarter of 2016, the Company approved an LTAC portfolio repositioning plan that incorporates the divestiture, swap or closure of certain LTAC hospitals as part of its mitigation strategies to prepare for new patient criteria for LTAC hospitals under the LTAC Legislation. The activities related to the LTAC portfolio repositioning plan are expected to be substantially complete by the end of 2016. The additional costs cannot be reasonably estimated at this time.

During the nine months ended September 30, 2016, the Company entered into a facility swap with Select, and signed a definitive agreement regarding the Curahealth Disposal. In addition, the Company closed three LTAC hospitals in the third quarter of 2016.

Restructuring charges that the Company incurred related to the LTAC portfolio repositioning strategy consisted of $57 million for lease termination costs, $20 million for facility closure, loss on disposal and other costs, $1 million for severance and $0.5 million for transaction costs for the three months ended September 30, 2016. These charges were $57 million for lease termination costs, $19 million for facility closure, loss on disposal and other costs, $2 million for severance and $2 million for transaction costs for the nine months ended September 30, 2016.

Kindred at Home Branch Consolidations

During the first quarter of 2015, the Company approved and initiated branch consolidations in specific markets to improve operations and cost efficiencies in the Kindred at Home division. The branch consolidations included branches that served both the home health and hospice business segment operations. Gentiva initiated similar branch consolidations prior to the Gentiva Merger and these activities and acquired liabilities are included herein. These activities are expected to be substantially complete by the end of 2016. The additional costs cannot be reasonably estimated at this time.

Restructuring charges related to these consolidations consisted of $2 million for lease termination costs for both the three months and nine months ended September 30, 2016, in addition to $1 million for facility closure and other costs for the nine months ended September 30, 2016. Lease termination costs were $0.6 million and $1 million for the three months and nine months ended September 30, 2015, respectively, and facility closure and other costs were $2 million and $6 million for the three months and nine months ended September 30, 2015, respectively.

2016 Division Reorganizations

During the nine months ended September 30, 2016, the Company initiated a restructuring plan to improve operations and cost efficiencies in the nursing center division. In addition, during the third quarter of 2016, the Company initiated a similar restructuring plan in the Kindred Rehabilitation Services division. Actions related to these plans were completed by the end of the third quarter of 2016.

The Company incurred restructuring costs for these reorganizations of $1 million for severance for the three months ended September 30, 2016. These charges were $3 million for severance and $2 million for facility closure and other costs for the nine months ended September 30, 2016. During the nine months ended September 30, 2015, the Company incurred lease termination costs of $0.4 million.

Transaction costs

Operating results included transaction and integration costs associated with the Gentiva Merger totaling $1 million and $4 million in the third quarter of 2016 and for the nine months ended September 30, 2016, respectively. Operating results included transaction and integration costs associated with the Gentiva Merger totaling $3 million in the third quarter of 2015. Operating results included transaction, integration, and financing costs associated with the Gentiva Merger totaling $100 million for the nine months ended September 30, 2015. Operating results also included transaction costs associated with other acquisition activities of $2 million and $1 million in the third quarter of 2016 and 2015, respectively, and $2 million and $4 million for the nine months ended September 30, 2016 and 2015, respectively. These transaction, integration, and financing costs in all periods were included in general and administrative expenses.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Results of Operations – Continuing Operations (Continued)

Other expenses

Rent expense increased 3% to $98 million in the third quarter of 2016 compared to $95 million in the third quarter of 2015, primarily attributable to new facility leases. Rent expense increased 5% to $296 million for the nine months ended September 30, 2016 compared to $283 million for the nine months ended September 30, 2015, primarily attributable to new facility leases and the Gentiva Merger, which was completed on February 2, 2015.

Depreciation and amortization expense increased 3% to $40 million in the third quarter of 2016 compared to the third quarter of 2015, primarily attributable to integration capital expenditures associated with the Gentiva Merger. Depreciation and amortization expense increased 4% to $121 million for the nine months ended September 30, 2016 compared to $117 million for the nine months ended September 30, 2015, primarily attributable to assets acquired in conjunction with the Gentiva Merger and integration capital expenditures associated with the Gentiva Merger.

Interest expense increased 6% to $60 million in the third quarter of 2016 compared to $56 million in the third quarter of 2015, and declined slightly to $175 million for the nine months ended September 30, 2016 compared to $176 million for the nine months ended September 30, 2015. Interest expense for the nine months ended September 30, 2015 included $17 million in pre-closing costs related to financing the Gentiva Merger. Excluding these financing costs, interest expense increased in both periods for 2016 primarily as a result of increased long-term borrowings. See note 2 of the notes to unaudited condensed consolidated financial statements.

Consolidated results

Loss from continuing operations before income taxes aggregated $390 million in the third quarter of 2016 compared to income from continuing operations before income taxes of $5 million in the third quarter of 2015. Loss from continuing operations before income taxes aggregated $300 million for the nine months ended September 30, 2016 compared to loss from continuing operations before income taxes of $99 million for the nine months ended September 30, 2015. Loss from continuing operations attributable to the Company aggregated $685 million in the third quarter of 2016 compared to $17 million in the third quarter of 2015. Loss from continuing operations attributable to the Company aggregated $651 million for the nine months ended September 30, 2016 compared to $138 million for the nine months ended September 30, 2015. Transaction and integration costs, retirement and severance costs, facility closing costs, research and development, restructuring charges, and impairment charges negatively impacted the consolidated pretax operating results by $413 million ($324 million net of income taxes) in the third quarter of 2016. In addition, the income tax provision includes a $366 million adjustment to the deferred tax valuation allowance for both the third quarter and for the nine months ended September 30, 2016. Transaction and integration costs, litigation contingency expense, retirement and severance costs, restructuring charges, and facility closing costs negatively impacted the consolidated pretax operating results by $40 million ($37 million net of income taxes) in the third quarter of 2015. Transaction and integration costs, litigation contingency expense, retirement and severance costs, business interruption settlements, facility closing costs, research and development, restructuring charges, debt amendment costs, and impairment charges negatively impacted the consolidated pretax operating results by $444 million ($347 million net of income taxes) for the nine months ended September 30, 2016. Transaction and integration costs, pre-closing financing costs, litigation contingency expense, retirement and severance costs, restructuring charges, facility closing costs, and impairment charges negatively impacted the consolidated pretax operating results by $275 million ($221 million net of income taxes) for the nine months ended September 30, 2015.

Results of Operations – Discontinued Operations

Income from discontinued operations was breakeven in the third quarter of 2016 compared to $2 million in the third quarter of 2015. Income from discontinued operations was $2 million for the nine months ended September 30, 2016 compared to a loss from discontinued operations of $2 million for the nine months ended September 30, 2015. The Company recorded a net gain of $0.2 million for the nine months ended September 30, 2016 compared to $1 million for the nine months ended September 30, 2015 related to the divestiture of discontinued operations.

On December 27, 2014, the Company entered into an agreement with Ventas to transition the operations under the leases for the 2014 Expiring Facilities. Each lease terminated when the operation of such nursing center was transferred to a new operator. At September 30, 2016, the Company had transferred the operations for all of the 2014 Expiring Facilities to new operators. For accounting purposes, the 2014 Expiring Facilities qualified as assets held for sale, and the Company reflected the operating results as discontinued operations in the accompanying unaudited condensed consolidated statement of operations for all historical periods. Under the terms of the agreement to transition the operations of the 2014 Expiring Facilities, the Company incurred a $40 million termination fee in exchange for the early termination of the leases, which was paid to Ventas in January 2015.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Liquidity

Operating cash flows

Cash flows provided by operations (including discontinued operations) aggregated $38 million for the nine months ended September 30, 2016 compared to $93 million for the nine months ended September 30, 2015. Operating cash flows for the nine months ended September 30, 2016 were negatively impacted by growth in accounts receivable in 2016, primarily from billing delays associated with information systems and acquisition integrations. In addition, operating cash flows for the nine months ended September 30, 2016 were negatively impacted by $165 million for the Settlement Agreement, other litigation, debt refinancing, retirement, severance, retention, transaction and lease termination payments, and business interruption settlements. Operating cash flows for the nine months ended September 30, 2015 were negatively impacted by $227 million for severance, retirement, Gentiva Merger transaction and pre-closing financing costs, litigation, other transaction costs, and lease termination payments.

The Company utilizes its ABL Facility to meet working capital needs and finance its acquisition and development activities. As a result, the Company typically carries minimal amounts of cash on its consolidated balance sheet. Based upon the Company’s expected operating cash flows and the availability of borrowings under the ABL Facility ($590 million at September 30, 2016), management believes that the Company has the necessary financial resources to satisfy its expected short-term and long-term liquidity needs.

Dividends and other payments

During the nine months ended September 30, 2016, the Company paid a cash dividend of $0.12 per common share on September 2, 2016 to shareholders of record as of the close of business on August 18, 2016 and also paid a cash dividend of $0.12 per common share on June 10, 2016 and April 1, 2016 to shareholders.

During the nine months ended September 30, 2015, the Company paid a cash dividend of $0.12 per common share on September 4, 2015 to shareholders of record as of the close of business on August 19, 2015 and also paid a cash dividend of $0.12 per common share on June 10, 2015 and April 1, 2015 to shareholders.

The Company made an installment payment on the Company’s Units on September 1, 2016 to holders of record on August 15, 2016, which consisted of a quarterly installment payment of $18.75 per Unit. The Company made an installment payment on the Company’s Units on June 1, 2016, which consisted of a quarterly installment payment of $18.76 per Unit. The Company also made installment payments on the Company’s Units on March 1, 2016, December 1, 2015, September 1, 2015 and June 1, 2015, each of which consisted of a quarterly installment payment of $18.75 per Unit. In addition, the Company made an installment payment on the Company’s Units on March 2, 2015, which consisted of a quarterly installment payment of $18.75 per Unit, plus a one-time incremental payment of $1.25 per Unit for the period between November 25, 2014 and December 1, 2014, for a total payment of $20.00 per Unit. Each Unit is composed of a Purchase Contract and one share of Mandatory Redeemable Preferred Stock having a final preferred stock installment payment date of December 1, 2017 and an initial liquidation preference of $201.58 per share of Mandatory Redeemable Preferred Stock. To the extent that any Unit has been separated into its constituent Purchase Contract and its constituent share of Mandatory Redeemable Preferred Stock, the installment payment is payable only on the constituent share of Mandatory Redeemable Preferred Stock.

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

Interest rate swaps

In March 2014, the Company entered into an interest rate swap agreement to hedge its floating interest rate on an aggregate of $400 million of debt outstanding under its Third Amended and Restated Term Loan Facility. On April 8, 2014, the Company completed a novation of a portion of its $400 million swap agreement to two new counterparties, each in the amount of $125 million. The original swap contract was not amended, terminated or otherwise modified. The interest rate swap had an effective date of April 9, 2014, will expire on April 9, 2018 and continues to apply to the Term Loan Facility. The Company is required to make payments based upon a fixed interest rate of 1.867% calculated on the notional amount of $400 million. In exchange, the Company will receive interest on $400 million at a variable interest rate that is based upon the three-month LIBOR, subject to a minimum rate of 1.0%. The Company determined these interest rate swaps continue to qualify for cash flow hedge accounting treatment at September 30, 2016.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Liquidity (Continued)

Interest rate swaps (Continued)

In January 2016, the Company entered into three interest rate swap agreements to hedge its floating interest rate on an aggregate of $325 million of debt outstanding under its Fourth Amended and Restated Term Loan Facility. The interest rate swaps have an effective date of January 11, 2016, and expire on January 9, 2021. The Company is required to make payments based upon a fixed interest rate of 1.862% and 1.855% calculated on the notional amount of $175 million and $150 million, respectively. In exchange, the Company will receive interest on $325 million at a variable interest rate that is based upon the three-month LIBOR rate, subject to a minimum rate of 1.0%. The Company determined these interest rate swaps continue to qualify for cash flow hedge accounting treatment at September 30, 2016.

The Company records the effective portion of the gain or loss on these derivative financial instruments in accumulated other comprehensive income (loss) as a component of stockholders’ equity and records the ineffective portion of the gain or loss on these derivative financial instruments as interest expense. For the three months and nine months ended September 30, 2016 and 2015, the ineffectiveness related to the interest rate swaps was immaterial.

The aggregate fair value of the interest rate swaps recorded in other accrued liabilities was $8 million and $4 million at September 30, 2016 and December 31, 2015, respectively.

Divestitures

On October 1, 2016, the Company completed the Curahealth Disposal for $27.5 million. The Hospitals have a total of 783 licensed beds in Arizona, Louisiana, Massachusetts, Oklahoma, Pennsylvania, and Tennessee. As of September 30, 2016, the Hospitals were classified as assets held for sale.

In connection with the sale of the Hospitals, the Company entered into amendments to certain of its master lease agreements with Ventas on April 3, 2016 to transition the operations of the Leased Hospitals. Six of the Leased Hospitals were leased under master lease agreement No. 5 and one was leased under master lease agreement No. 1. The Leased Hospitals were leased under the applicable master lease agreement until the closing of the sale to Curahealth. The Company paid a fee to Ventas of $3.5 million upon signing of the amendments and paid an additional $3 million upon the closing of the sale of the Leased Hospitals. Ventas paid the Company 50% of the sales proceeds for the real estate (after deduction of Ventas’s closing costs) attributed to the Leased Hospitals in the sale, which was immaterial.

Under separate lease amendments, the annual rent on the Leased Hospitals, which had annual rent of $7.7 million, was reallocated to the remaining facilities the Company leases from Ventas under the various master lease agreements. As required under GAAP, the reallocated rents were recorded as a lease termination fee by the Company upon the cease use date of the Leased Hospitals. The total annual payments on Ventas’s post-acute care portfolio operated by the Company will remain the same as its prior level.

In connection with these transactions, the Company incurred a one-time pretax lease termination fee of $52 million comprised of the $6.5 million of fees paid to Ventas in conjunction with execution of the amendments and $45 million of aggregate reallocated rents attributable to the Leased Hospitals, which was recorded upon the cease use date of the Leased Hospitals. The lease termination fee was recorded as a long-term liability discounted at the Company’s credit-adjusted risk-free rate through the end of the original lease term of the Leased Hospitals, or through 2025. The Company does not expect any additional lease termination fees related to the transactions.

The Company recognized a non-cash pretax impairment charge related to property and equipment of $28 million during the nine months ended September 30, 2016, of which $20 million was recorded during the third quarter of 2016. In addition, the Company recognized a pretax loss on disposal of $21 million during the third quarter of 2016, which included a non-cash pretax write-off of both goodwill and other intangible assets of $13 million allocable to the Hospitals.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Capital Resources

Capital expenditures and acquisitions

Excluding acquisitions, routine capital expenditures (expenditures necessary to maintain existing facilities that generally do not increase capacity or add services) totaled $69 million and $81 million for the nine months ended September 30, 2016 and 2015, respectively. Kindred Hospital Rehabilitation Services development capital expenditures (primarily new IRF development) totaled $15 million for the nine months ended September 30, 2016 and $1 million for the nine months ended September 30, 2015. Nursing center development capital expenditures (primarily the addition of transitional care services for higher acuity patients) totaled $6 million for the nine months ended September 30, 2016 and $8 million for the nine months ended September 30, 2015. Support center development capital expenditures totaled $6 million for the nine months ended September 30, 2016 and $3 million for the nine months ended September 30, 2015. Excluding acquisitions, the Company anticipates that routine capital spending for 2016 should approximate $90 million to $100 million and development capital spending should approximate $30 million to $40 million. Management expects that substantially all of these expenditures will be financed through internal sources or borrowings under the ABL Facility. Management believes that its capital expenditure program is adequate to improve and equip existing facilities. At September 30, 2016, the estimated cost to complete and equip construction in progress approximated $45 million.

Acquisition expenditures totaled $77 million for the nine months ended September 30, 2016, which were financed with operating cash flows, an acquisition deposit of $18 million and the Company’s ABL Facility. Acquisition expenditures totaled $664 million for the nine months ended September 30, 2015, primarily related to the Gentiva Merger and the Centerre Acquisition. See notes 2 and 3 of the notes to unaudited condensed consolidated financial statements.

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

LTAC Legislation

The LTAC Legislation creates new Medicare criteria and payment rules for LTAC hospitals. Medicare payments to LTAC hospitals are now based upon one of two formulas: (1) LTAC PPS, or (2) a site-neutral formula based upon what a short-term acute care hospital would be paid. CMS classifies LTAC hospitals as a distinct provider type, separate from short-term acute care hospitals. Only providers certified as LTAC hospitals may be paid under the LTAC PPS system. CMS regulations classify LTAC hospital patients into diagnostic categories called Medicare Severity Diagnosis Related Groups (“MS-LTC-DRGs”). LTAC PPS is based upon discharged-based MS-LTC-DRGs similar to the prospective payment system used to pay general short-term acute care hospitals (“IPPS”).

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

The effective date of the new patient criteria was October 1, 2015, tied to each individual LTAC hospital’s cost reporting period, followed by a two-year phase-in period. During the phase-in period, payment for patients receiving the site-neutral rate is based 50% on the current LTAC PPS and 50% on the new site-neutral rate. CMS estimates an overall net reduction in Medicare revenue of 4.6% for those hospitals receiving this 50/50 blended reimbursement. The majority of the Company’s TC hospitals (which are certified as LTAC hospitals under the Medicare program) have a cost reporting period starting on September 1 of each year, and thus the phase-in of new patient criteria did not begin for a majority of the Company’s TC hospitals until September 1, 2016, and full implementation of the new criteria will not begin until September 1, 2018.

The Company continues to analyze Medicare and internal data to estimate the number of its Medicare cases that would, on a static retrospective basis, be paid a full MS-LTC-DRG payment under LTAC PPS upon the implementation of new patient criteria versus receiving a site neutral rate. At present, prior to the full implementation of new patient criteria, the Company estimates approximately 70% of the Company’s Medicare LTAC cases are expected to be paid a full MS-LTC-DRG payment under LTAC PPS, with the remaining approximately 30% paid under the short-stay or very short-stay outlier payment process. At this time, and based primarily on 2013 data provided in the proposed regulations issued by CMS on April 17, 2015, the Company estimates a 30 percentage point shift in payment category for Medicare LTAC cases once the new patient criteria is fully phased in, resulting in, on a static prospective basis, an estimated 40% of the Company’s Medicare LTAC cases qualifying for the full MS-LTC-DRG payment under LTAC PPS, and the remaining estimated 60% of the Company’s Medicare LTAC cases instead qualifying for either the site-neutral rate or payment under the short-stay outlier payment process. These percentages do not reflect the significant efforts and actions the Company is and will be undertaking to expand its LTAC patient population and adapt its facility operations, business plans, programs, and other initiatives to reduce and otherwise mitigate the financial and other impacts of the LTAC Legislation and new patient criteria.

The additional patient criteria imposed by the LTAC Legislation reduces the population of patients eligible for reimbursement under LTAC PPS and changes the basis upon which the Company is paid for other patients. In addition, the LTAC Legislation is subject to additional governmental regulations and the interpretation and enforcement of those regulations. The LTAC Legislation, the implementation of new patient criteria, changes in referral patterns, and other associated elements could have a material adverse effect on the Company’s business, financial position, results of operations, and liquidity.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Other Information (Continued)

Effects of inflation and changing prices (Continued)

Hospital division

Medicare payments to LTAC hospitals are now based upon one of two formulas: (1) LTAC PPS, or (2) a site-neutral formula based upon what a short-term acute care hospital would be paid. CMS classifies LTAC hospitals as a distinct provider type, separate from short-term acute care hospitals. Only providers certified as LTAC hospitals may be paid under the LTAC PPS system. As of September 30, 2016, all of the Company’s TC hospitals were certified as LTAC hospitals.

On August 2, 2016, CMS issued final regulations regarding Medicare reimbursement for LTAC hospitals for federal fiscal year beginning October 1, 2016. Included in the final regulations are: (1) a market basket increase to the standard federal payment rate of 2.8%; (2) offsets to the standard federal payment rate by the ACA of: (a) 0.3% to account for the effect of a productivity adjustment, and (b) 0.75% as required by the statute; (3) a wage level budget neutrality factor of 0.999593 applied to the adjusted standard federal payment rate; (4) adjustments to area wage indexes; and (5) an increase in the high cost outlier threshold per discharge to $21,943. The final rule also implements a new regulation to consolidate existing 25% rule requirements.

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

Kindred at Home

Home health.  On October 31, 2016, CMS issued final regulations regarding Medicare payment rates for home health agencies effective January 1, 2017. These final regulations implement a net 0.7% reduction, consisting of a market basket update of 2.8%, less (1) a 0.3% productivity reduction, (2) a 2.3% rebasing adjustment mandated under the ACA, and (3) an additional 0.9% reduction adjustment to account for industry wide case mix growth.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Condensed Consolidated Statement of Operations

(Unaudited)

(In thousands, except per share amounts)

	2015 Quarters				2016 Quarters
	First	Second	Third	Fourth	First	Second	Third
Revenues	$1,675,967	$1,833,475	$1,764,516	$1,780,949	$1,837,971	$1,842,070	$1,793,527
Salaries, wages and benefits	847,093	935,687	922,140	909,171	926,214	928,954	957,644
Supplies	93,271	98,237	96,551	96,295	99,416	99,410	95,500
Rent	91,788	95,731	95,436	96,934	97,517	100,093	98,415
Other operating expenses	197,727	212,117	207,837	208,315	214,701	217,850	217,364
General and administrative expenses	404,483	332,003	307,500	341,052	353,826	334,326	310,407
Other income	(480)	(569)	(650)	(1,317)	(952)	(511)	(446)
Litigation contingency expense	95,000	3,925	31,462	8,261	1,910	930	-
Impairment charges	6,726	-	-	18,031	7,788	6,131	324,289
Restructuring charges	1,971	3,473	3,349	4,177	1,952	4,808	81,463
Depreciation and amortization	38,935	38,625	39,329	40,362	40,681	40,257	40,382
Interest expense	62,518	57,170	56,440	56,267	57,499	58,056	59,862
Investment income	(741)	(1,030)	(432)	(603)	(254)	(497)	(1,810)
	1,838,291	1,775,369	1,758,962	1,776,945	1,800,298	1,789,807	2,183,070
Income (loss) from continuing operations before income taxes	(162,324)	58,106	5,554	4,004	37,673	52,263	(389,543)
Provision (benefit) for income taxes	(27,736)	24,396	12,523	(51,980)	11,836	17,882	281,752
Income (loss) from continuing operations	(134,588)	33,710	(6,969)	55,984	25,837	34,381	(671,295)
Discontinued operations, net of income taxes:
Income (loss) from operations	(3,424)	(589)	2,269	1,509	(582)	3,016	(12)
Gain (loss) on divestiture of operations	-	983	-	261	262	(83)	-
Income (loss) from discontinued operations	(3,424)	394	2,269	1,770	(320)	2,933	(12)
Net income (loss)	(138,012)	34,104	(4,700)	57,754	25,517	37,314	(671,307)
(Earnings) loss attributable to noncontrolling interests:
Continuing operations	(8,847)	(11,735)	(9,900)	(12,082)	(12,514)	(13,522)	(14,305)
Discontinued operations	29	2	1	2	(2)	(3)	(1)
	(8,818)	(11,733)	(9,899)	(12,080)	(12,516)	(13,525)	(14,306)
Income (loss) attributable to Kindred	$(146,830)	$22,371	$(14,599)	$45,674	$13,001	$23,789	$(685,613)
Amounts attributable to Kindred stockholders:
Income (loss) from continuing operations	$(143,435)	$21,975	$(16,869)	$43,902	$13,323	$20,859	$(685,600)
Income (loss) from discontinued operations	(3,395)	396	2,270	1,772	(322)	2,930	(13)
Net income (loss)	$(146,830)	$22,371	$(14,599)	$45,674	$13,001	$23,789	$(685,613)
Earnings (loss) per common share:
Basic:
Income (loss) from continuing operations	$(1.80)	$0.25	$(0.20)	$0.50	$0.15	$0.24	$(7.89)
Discontinued operations:
Income (loss) from operations	(0.04)	(0.01)	0.03	0.02	-	0.03	-
Gain (loss) on divestiture of operations	-	0.01	-	-	-	-	-
Income (loss) from discontinued operations	(0.04)	-	0.03	0.02	-	0.03	-
Net income (loss)	$(1.84)	$0.25	$(0.17)	$0.52	$0.15	$0.27	$(7.89)
Diluted:
Income (loss) from continuing operations	$(1.80)	$0.25	$(0.20)	$0.50	$0.15	$0.23	$(7.89)
Discontinued operations:
Income (loss) from operations	(0.04)	(0.01)	0.03	0.02	-	0.03	-
Gain (loss) on divestiture of operations	-	0.01	-	-	-	-	-
Income (loss) from discontinued operations	(0.04)	-	0.03	0.02	-	0.03	-
Net income (loss)	$(1.84)	$0.25	$(0.17)	$0.52	$0.15	$0.26	$(7.89)

Shares used in computing earnings (loss) per common share:
Basic	79,575	86,045	86,184	86,336	86,590	86,836	86,869
Diluted	79,575	86,402	86,184	87,232	87,249	87,500	86,869

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Operating Data

(Unaudited)

(In thousands)

	2015 Quarters				2016 Quarters
	First	Second	Third	Fourth	First	Second	Third
Revenues:
Hospital division	$640,483	$627,206	$579,497	$593,593	$643,299	$633,695	$575,323
Kindred at Home:
Home health	300,867	427,820	424,054	425,759	430,035	438,556	449,958
Hospice	119,057	178,005	181,140	178,325	176,426	185,641	188,575
	419,924	605,825	605,194	604,084	606,461	624,197	638,533
Kindred Rehabilitation Services:
Kindred Hospital Rehabilitation Services	151,564	152,544	149,435	155,579	165,774	169,815	169,018
RehabCare	252,595	236,791	219,518	206,582	204,248	196,075	192,480
	404,159	389,335	368,953	362,161	370,022	365,890	361,498
Nursing center division	274,308	273,870	270,510	273,387	272,227	272,395	270,259
	1,738,874	1,896,236	1,824,154	1,833,225	1,892,009	1,896,177	1,845,613
Eliminations:
Kindred Hospital Rehabilitation Services	(24,002)	(23,201)	(22,081)	(22,017)	(23,713)	(23,472)	(22,330)
RehabCare	(37,789)	(38,262)	(35,943)	(28,546)	(28,822)	(28,811)	(28,075)
Nursing centers	(1,116)	(1,298)	(1,614)	(1,713)	(1,503)	(1,824)	(1,681)
	(62,907)	(62,761)	(59,638)	(52,276)	(54,038)	(54,107)	(52,086)
	$1,675,967	$1,833,475	$1,764,516	$1,780,949	$1,837,971	$1,842,070	$1,793,527

Income (loss) from continuing operations:
Segment EBITDAR:
Hospital division	$134,111	$131,532	$96,108	$116,454	$135,495	$125,932	$82,752
Kindred at Home:
Home health	46,798	72,917	67,682	68,776	66,941	76,030	75,073
Hospice	16,996	27,887	34,025	30,212	24,866	31,329	31,326
	63,794	100,804	101,707	98,988	91,807	107,359	106,399
Kindred Rehabilitation Services:
Kindred Hospital Rehabilitation Services	44,564	44,531	42,141	44,891	47,870	50,469	49,470
RehabCare	15,708	14,681	14,544	(1,118)	11,987	13,269	9,248
	60,272	59,212	56,685	43,773	59,857	63,738	58,718
Nursing center division	36,963	39,877	35,923	36,601	30,100	33,662	29,922
Support center	(66,565)	(70,209)	(55,439)	(63,016)	(70,808)	(66,804)	(61,751)
Litigation contingency expense	(95,000)	(3,925)	(31,462)	(8,261)	(1,910)	(930)	-
Impairment charges	(6,726)	-	-	(18,031)	(7,788)	(6,131)	(324,289)
Restructuring charges	(1,619)	(2,802)	(2,541)	(3,288)	(1,701)	(4,346)	(22,813)
Transaction costs	(94,702)	(5,216)	(3,846)	(5,367)	(1,685)	(1,846)	(2,982)
EBITDAR	30,528	249,273	197,135	197,853	233,367	250,634	(134,044)
Rent	(91,788)	(95,731)	(95,436)	(96,934)	(97,517)	(100,093)	(98,415)
Restructuring charges - rent	(352)	(671)	(808)	(889)	(251)	(462)	(58,650)
Depreciation and amortization	(38,935)	(38,625)	(39,329)	(40,362)	(40,681)	(40,257)	(40,382)
Interest, net	(61,777)	(56,140)	(56,008)	(55,664)	(57,245)	(57,559)	(58,052)
Income (loss) from continuing operations before income taxes	(162,324)	58,106	5,554	4,004	37,673	52,263	(389,543)
Provision (benefit) for income taxes	(27,736)	24,396	12,523	(51,980)	11,836	17,882	281,752
	$(134,588)	$33,710	$(6,969)	$55,984	$25,837	$34,381	$(671,295)

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Operating Data (Continued)

(Unaudited)

(In thousands)

	2015 Quarters				2016 Quarters
	First	Second	Third	Fourth	First	Second	Third
Rent:
Hospital division	$51,454	$51,404	$51,726	$51,901	$51,945	$53,759	$52,555
Kindred at Home:
Home health	6,493	8,981	8,675	8,773	8,524	8,734	8,472
Hospice	3,139	4,621	4,428	4,451	4,359	4,346	4,342
	9,632	13,602	13,103	13,224	12,883	13,080	12,814
Kindred Rehabilitation Services:
Kindred Hospital Rehabilitation Services	7,373	7,509	7,591	8,307	8,763	8,896	8,852
RehabCare	999	1,010	937	879	879	893	925
	8,372	8,519	8,528	9,186	9,642	9,789	9,777
Nursing center division	21,146	21,383	21,510	21,846	22,472	22,982	22,697
Support center	1,184	823	569	777	575	483	572
	$91,788	$95,731	$95,436	$96,934	$97,517	$100,093	$98,415
Depreciation and amortization:
Hospital division:	$14,476	$13,531	$12,956	$13,012	$13,199	$13,070	$12,627
Kindred at Home:
Home health	3,593	4,273	4,653	4,760	4,236	3,877	3,803
Hospice	1,456	1,482	1,821	1,822	1,600	1,525	1,563
	5,049	5,755	6,474	6,582	5,836	5,402	5,366
Kindred Rehabilitation Services:
Kindred Hospital Rehabilitation Services	3,418	3,314	3,344	3,435	3,521	3,526	3,573
RehabCare	1,911	1,924	1,955	1,990	1,989	1,983	2,011
	5,329	5,238	5,299	5,425	5,510	5,509	5,584
Nursing center division	7,494	6,962	6,695	6,940	7,253	7,215	7,552
Support center	6,587	7,139	7,905	8,403	8,883	9,061	9,253
	$38,935	$38,625	$39,329	$40,362	$40,681	$40,257	$40,382

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Operating Data (Continued)

(Unaudited)

(In thousands)

	2015 Quarters				2016 Quarters
	First	Second	Third	Fourth	First	Second	Third
Capital expenditures, excluding acquisitions (including discontinued operations):
Hospital division:
Routine	$8,810	$6,080	$5,127	$8,918	$5,440	$6,410	$5,649
Development	-	-	-	-	-	-	-
	8,810	6,080	5,127	8,918	5,440	6,410	5,649
Kindred at Home:
Home health:
Routine	252	859	1,225	1,865	2,391	1,318	1,300
Development	-	-	-	-	-	-	-
	252	859	1,225	1,865	2,391	1,318	1,300
Hospice:
Routine	37	445	352	381	671	620	637
Development	-	-	-	-	-	-	-
	37	445	352	381	671	620	637
Kindred Rehabilitation Services:
Kindred Hospital Rehabilitation Services:
Routine	247	28	350	323	301	377	380
Development	21	40	1,281	3,359	4,246	6,125	4,973
	268	68	1,631	3,682	4,547	6,502	5,353
RehabCare:
Routine	470	246	532	201	175	332	698
Development	-	-	-	-	-	-	-
	470	246	532	201	175	332	698
Nursing center division:
Routine	5,066	4,342	4,738	4,635	3,166	4,595	5,486
Development	5,767	478	2,085	3,416	4,072	1,266	585
	10,833	4,820	6,823	8,051	7,238	5,861	6,071
Support center:
Routine:
Information systems	5,548	12,022	22,765	24,478	5,815	11,898	7,031
Other	339	478	333	439	147	3,174	692
Development	-	-	2,394	1,090	1,701	1,316	2,828
	5,887	12,500	25,492	26,007	7,663	16,388	10,551
Totals:
Routine	20,769	24,500	35,422	41,240	18,106	28,724	21,873
Development	5,788	518	5,760	7,865	10,019	8,707	8,386
	$26,557	$25,018	$41,182	$49,105	$28,125	$37,431	$30,259

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Operating Data (Continued)

(Unaudited)

	2015 Quarters				2016 Quarters
	First	Second	Third	Fourth	First	Second	Third
Hospital division:
End of period data:
Number of transitional care hospitals	97	96	95	95	95	97	94
Number of licensed beds	7,147	7,124	7,094	7,094	7,089	7,067	6,890
Revenue mix %:
Medicare	56.8	55.2	57.1	57.3	57.8	55.5	54.6
Medicaid	5.5	5.3	5.3	5.1	4.2	4.2	4.0
Medicare Advantage	11.9	11.6	10.8	11.1	11.5	12.0	12.1
Medicaid Managed	4.7	5.6	6.1	6.2	5.6	6.3	7.3
Commercial insurance and other	21.1	22.3	20.7	20.3	20.9	22.0	22.0
Admissions:
Medicare	8,775	8,267	7,976	8,169	8,919	8,253	7,861
Medicaid	610	610	556	520	463	386	375
Medicare Advantage	1,555	1,352	1,212	1,304	1,453	1,382	1,327
Medicaid Managed	643	675	646	612	733	768	861
Commercial insurance and other	1,868	1,815	1,763	1,701	1,871	1,807	1,727
	13,451	12,719	12,153	12,306	13,439	12,596	12,151
Patient days:
Medicare	228,483	218,577	210,870	210,409	229,004	219,013	202,482
Medicaid	28,663	25,213	23,167	21,795	21,134	19,409	16,781
Medicare Advantage	48,448	44,740	39,585	41,079	45,760	47,697	43,241
Medicaid Managed	22,013	24,833	24,412	24,802	25,341	27,267	28,534
Commercial insurance and other	62,241	62,922	58,631	57,321	62,769	63,009	59,856
	389,848	376,285	356,665	355,406	384,008	376,395	350,894
Average length of stay:
Medicare	26.0	26.4	26.4	25.8	25.7	26.5	25.8
Medicaid	47.0	41.3	41.7	41.9	45.6	50.3	44.7
Medicare Advantage	31.2	33.1	32.7	31.5	31.5	34.5	32.6
Medicaid Managed	34.2	36.8	37.8	40.5	34.6	35.5	33.1
Commercial insurance and other	33.3	34.7	33.3	33.7	33.5	34.9	34.7
Weighted average	29.0	29.6	29.3	28.9	28.6	29.9	28.9
Revenues per admission:
Medicare	$41,483	$41,892	$41,451	$41,656	$41,717	$42,579	$39,945
Medicaid	57,594	54,795	55,415	57,724	57,928	69,797	61,338
Medicare Advantage	48,908	53,578	51,495	50,680	51,080	55,105	52,363
Medicaid Managed	46,740	51,950	54,976	60,263	49,287	51,696	48,631
Commercial insurance and other	72,395	77,110	68,151	70,735	71,651	77,193	73,515
Weighted average	47,616	49,312	47,683	48,236	47,868	50,309	47,348
Revenues per patient day:
Medicare	$1,593	$1,584	$1,568	$1,617	$1,625	$1,605	$1,551
Medicaid	1,226	1,326	1,330	1,377	1,269	1,388	1,371
Medicare Advantage	1,570	1,619	1,577	1,609	1,622	1,597	1,607
Medicaid Managed	1,365	1,412	1,455	1,487	1,426	1,456	1,467
Commercial insurance and other	2,173	2,224	2,049	2,099	2,136	2,214	2,121
Weighted average	1,643	1,667	1,625	1,670	1,675	1,684	1,640
Medicare case mix index (discharged patients only)	1.166	1.163	1.150	1.164	1.163	1.179	1.172
Average daily census	4,332	4,135	3,877	3,863	4,220	4,136	3,814
Occupancy %	69.2	66.1	62.2	62.2	68.0	67.5	61.6
Same-hospital data:
Admissions:
Medicare	8,652	8,031	7,659	7,933	8,919	8,083	7,571
Medicaid	602	557	508	454	463	371	371
Medicare Advantage	1,546	1,299	1,166	1,238	1,453	1,339	1,292
Medicaid Managed	640	640	619	590	733	761	861
Commercial insurance and other	1,840	1,746	1,680	1,624	1,871	1,751	1,658
	13,280	12,273	11,632	11,839	13,439	12,305	11,753
Patient days:
Medicare	225,992	212,221	202,690	204,128	229,004	214,629	194,857
Medicaid	28,458	22,999	21,203	19,481	21,134	18,340	16,467
Medicare Advantage	48,276	42,863	37,272	39,122	45,760	46,522	41,955
Medicaid Managed	21,933	23,722	23,329	24,136	25,341	26,795	28,526
Commercial insurance and other	61,715	60,559	56,377	54,899	62,769	60,984	57,168
	386,374	362,364	340,871	341,766	384,008	367,270	338,973
Total average length of stay	29.1	29.5	29.3	28.9	28.6	29.8	28.8
Total revenues per patient day	$1,643	$1,671	$1,629	$1,673	$1,676	$1,687	$1,641

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Operating Data (Continued)

(Unaudited)

	2015 Quarters				2016 Quarters
	First	Second	Third	Fourth	First	Second	Third
Kindred at Home:
Home health:
Sites of service (at end of period)	415	411	388	373	384	384	395
Revenue mix %:
Medicare	80.8	80.4	80.0	80.0	79.8	79.3	78.1
Medicaid	2.0	2.1	2.1	2.1	2.1	2.1	2.5
Commercial and other	7.7	7.9	8.2	8.5	8.4	8.2	8.6
Commercial paid at episodic rates	9.5	9.6	9.7	9.4	9.7	10.4	10.8
Episodic revenues ($ 000s)	$229,991	$324,027	$319,820	$320,698	$325,821	$332,193	$332,562
Total episodic admissions	49,087	67,808	66,753	66,157	71,426	70,212	69,219
Medicare episodic admissions	43,173	59,394	58,479	57,804	62,011	60,730	59,823
Total episodes	79,895	109,599	108,519	108,300	113,887	113,278	113,256
Episodes per admission	1.63	1.62	1.63	1.64	1.59	1.61	1.64
Revenue per episode	$2,879	$2,956	$2,947	$2,961	$2,861	$2,933	$2,936
Hospice:
Sites of service (at end of period)	190	185	181	175	177	177	185
Admissions	8,863	12,574	12,091	12,129	13,234	13,149	12,916
Average length of stay	93	93	101	100	92	91	98
Patient days	785,819	1,190,604	1,211,291	1,185,330	1,183,908	1,238,584	1,277,125
Revenue per patient day	$152	$150	$150	$150	$149	$150	$148
Average daily census	12,830	13,084	13,166	12,884	13,010	13,611	13,882
Community Care and other revenues (included in home health business segment) ($ 000s)	$45,902	$67,647	$67,338	$67,684	$66,305	$68,229	$75,978
Kindred Rehabilitation Services:
Kindred Hospital Rehabilitation Services:
Freestanding IRFs:
End of period data:
Number of IRFs	16	16	18	18	19	19	19
Number of licensed beds	829	829	919	919	969	969	969
Discharges (a)	3,806	3,927	3,941	4,317	4,448	4,646	4,644
Same-hospital discharges (a)	3,806	3,927	3,842	4,040	4,016	4,089	4,069
Occupancy % (a)	73.2	71.5	68.7	68.0	70.6	70.6	68.8
Average length of stay (a)	13.7	13.1	13.2	12.7	13.2	12.9	12.7
Revenue per discharge (a)	$19,517	$19,325	$18,992	$18,640	$19,731	$19,318	$19,599
Contract services:
Sites of service (at end of period):
Inpatient rehabilitation units (ARUs)	100	99	101	100	104	105	104
LTAC hospitals	120	120	119	119	119	121	120
Sub-acute units	8	8	7	7	7	7	7
Outpatient units	138	139	135	130	139	138	139
	366	366	362	356	369	371	370
Revenue per site	$211,151	$209,436	$206,041	$210,978	$211,417	$215,798	$210,810
Revenue mix %:
Company-operated	31	30	30	29	30	29	29
Non-affiliated	69	70	70	71	70	71	71
RehabCare:
Sites of service (at end of period)	1,829	1,789	1,821	1,798	1,767	1,759	1,754
Revenue per site	$138,106	$132,359	$120,548	$114,896	$115,590	$111,470	$109,738
Revenue mix %:
Company-operated	15	16	16	14	14	15	15
Non-affiliated	85	84	84	86	86	85	85

(a)	Excludes non-consolidating IRF.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Operating Data (Continued)

(Unaudited)

	2015 Quarters				2016 Quarters
	First	Second	Third	Fourth	First	Second	Third
Nursing center division:
End of period data:
Number of facilities:
Nursing centers:
Owned or leased	86	86	86	86	88	88	87
Managed	4	4	4	4	4	4	4
Assisted living facilities	7	7	7	7	7	7	7
	97	97	97	97	99	99	98
Number of licensed beds:
Nursing centers:
Owned or leased	11,050	11,050	11,050	11,050	11,330	11,330	11,083
Managed	485	485	485	485	485	485	485
Assisted living facilities	375	375	375	375	375	380	380
	11,910	11,910	11,910	11,910	12,190	12,195	11,948
Revenue mix %:
Medicare	32.8	30.5	30.0	30.1	32.2	31.1	29.5
Medicaid	37.8	38.9	39.6	38.2	36.4	36.9	38.1
Medicare Advantage	9.0	8.6	8.1	7.4	7.2	7.3	7.3
Medicaid Managed	4.7	5.4	5.9	8.4	8.6	8.7	9.2
Private and other	15.7	16.6	16.4	15.9	15.6	16.0	15.9
Patient days (a):
Medicare	148,396	133,991	130,456	129,068	140,027	134,699	126,800
Medicaid	447,888	444,757	449,982	431,415	418,336	422,968	425,490
Medicare Advantage	55,376	51,947	48,539	45,136	43,410	43,069	43,162
Medicaid Managed	71,588	82,280	82,352	99,058	105,663	107,288	112,458
Private and other	138,030	139,716	140,003	141,247	139,142	134,657	137,127
	861,278	852,691	851,332	845,924	846,578	842,681	845,037
Patient day mix % (a):
Medicare	17.3	15.7	15.3	15.3	16.6	16.0	15.0
Medicaid	52.0	52.2	52.9	51.0	49.4	50.2	50.4
Medicare Advantage	6.4	6.1	5.7	5.3	5.1	5.1	5.1
Medicaid Managed	8.3	9.6	9.7	11.7	12.5	12.7	13.3
Private and other	16.0	16.4	16.4	16.7	16.4	16.0	16.2
Revenues per patient day (a):
Medicare Part A	$567	$573	$570	$585	$577	$577	$573
Total Medicare (including Part B)	606	623	623	638	627	630	629
Medicaid	232	239	238	242	237	238	242
Medicaid (net of provider taxes) (b)	199	215	214	217	211	212	217
Medicare Advantage	446	453	450	450	452	464	459
Medicaid Managed	179	181	194	231	220	220	221
Private and other	312	326	316	308	305	323	313
Weighted average	319	321	318	323	322	323	320
Average daily census (a)	9,570	9,370	9,254	9,195	9,303	9,260	9,185
Admissions (a)	10,376	9,831	9,558	9,237	9,815	9,480	9,698
Occupancy % (a)	81.3	79.6	78.6	78.1	77.3	76.7	77.5
Medicare average length of stay (a)	28.9	28.9	28.5	28.4	28.2	28.4	27.4

(a)	Excludes managed facilities.
(b)	Provider taxes are recorded in general and administrative expenses for all periods presented.

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

The following table provides information as of September 30, 2016 about the Company’s financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted average interest rates by expected maturity date.

Interest Rate Sensitivity

Principal (Notional) Amount by Expected Maturity

Average Interest Rate

(Dollars in thousands)

	Expected maturities
	2016	2017	2018	2019	2020	Thereafter	Total	Fair value September 30, 2016
Liabilities:
Long-term debt, including amounts due within one year:
Fixed rate:
Notes due 2020 (a)	$-	$-	$-	$-	$750,000	$-	$750,000	$767,700
Notes due 2022 (a)	-	-	-	-	-	500,000	500,000	474,700
Notes due 2023 (a)	-	-	-	-	-	600,000	600,000	605,820
Mandatory Redeemable Preferred Stock (a)	2,957	12,372	-	-	-	-	15,329	8,438
Other	211	553	143	-	-	-	907	907	(b)
	$3,168	$12,925	$143	$-	$750,000	$1,100,000	$1,866,236	$1,857,565
Average interest rate	6.9%	7.1%	2.7%		8.0%	7.7%
Variable rate:
ABL Facility (c)	$-	$-	$-	$160,000	$-	$-	$160,000	$160,000
Term Loan Facility (a,d,e)	3,508	14,034	14,034	14,034	14,034	1,313,326	1,372,970	1,371,254
Other (f)	750	-	-	-	-	-	750	750
	$4,258	$14,034	$14,034	$174,034	$14,034	$1,313,326	$1,533,720	$1,532,004

(a)

The expected maturities exclude total debt issuance costs, net of accumulated amortization, of approximately $49 million, comprised of $8 million for the Notes due 2020, $6 million for the Notes due 2022, $8 million for the Notes due 2023, $0.5 million for the Mandatory Redeemable Preferred Stock, and $26 million for the Term Loan Facility.

(b)	Calculated based upon the net present value of future principal and interest payments using an average interest rate of 2.6%.
(c)

Interest on borrowings under the Company’s ABL Facility is payable at a rate per annum equal to the applicable margin plus, at the Company’s option, either: (1) LIBOR determined by reference to the costs of funds for Eurodollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, or (2) a base rate determined by reference to the highest of: (a) the prime rate of JPMorgan Chase Bank, N.A., (b) the federal funds effective rate plus one-half of 1.00% and (c) LIBOR as described in subclause (1) plus 1.00%. At September 30, 2016, the applicable margin for borrowings under the ABL Facility was 2.00% with respect to LIBOR borrowings and 1.00% with respect to base rate borrowings. The applicable margin is subject to adjustment each fiscal quarter, based upon average historical excess availability during the preceding quarter.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures and Changes in Internal Control Over Financial Reporting

The Company has carried out an evaluation under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2016, the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, are effective.

There has been no change in the Company’s internal control over financial reporting during the Company’s quarter ended September 30, 2016, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

The Company provides services in a highly regulated industry and is a party to various legal actions and regulatory and other governmental and internal audits and investigations in the ordinary course of business (including investigations resulting from the Company’s obligation to self-report suspected violations of law). The Company cannot predict the ultimate outcome of pending litigation and regulatory and other governmental and internal audits and investigations. The DOJ, CMS, or other federal and state enforcement and regulatory agencies may conduct additional investigations related to the Company’s businesses in the future. These matters could potentially subject the Company to sanctions, damages, recoupments, fines, and other penalties (some of which may not be covered by insurance), which may, either individually or in the aggregate, have a material adverse effect on the Company’s business, financial position, results of operations, and liquidity. See note 17 of the notes to unaudited condensed consolidated financial statements for a description of pending legal proceedings, governmental reviews, audits, and investigations to which the Company is subject.

Shareholder derivative action

On March 16, 2016, a shareholder derivative action (previously defined as the “Complaint”) was filed against certain of the Company’s current and former officers and directors in circuit court for Jefferson County, Kentucky. The Complaint also names the Company as a nominal defendant. The Complaint alleges that the named current and former officers and directors of the Company breached their respective duties of good faith, loyalty, and candor, and other general fiduciary duties owed to the Company and its shareholders by, among other things, failing to exercise reasonable and prudent supervision over the management, polices, and controls of the Company in order to detect practices that existed at RehabCare resulting in the Company having to enter into two separate settlement agreements with the DOJ. No estimate of the possible loss or range of loss resulting from this lawsuit can be made at this time. The Company disputes the allegations made in the Complaint and will defend this action and any related claims vigorously.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total number of shares (or units) purchased (a)	Average price paid per share (or unit) (b)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
Month #1 (July 1 – July 31)	–	$–	–	$–
Month #2 (August 1 – August 31)	19,309	12.15	–	–
Month #3 (September 1 – September 30)	–	–	–	–
Total	19,309	$12.15	–	$–

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

(b)	The average price per share for each period was calculated by dividing the sum of the aggregate value of the Withheld Shares by the total number of Withheld Shares.

PART II.  OTHER INFORMATION (Continued)

Item 6. Exhibits

Exhibit number	Description of document
10.1*	Employment Agreement dated as of August 15, 2016 by and between Kindred Healthcare Operating, Inc. and Jason P. Zachariah.

10.2*	Change-in-Control Severance Agreement dated as of August 15, 2016 by and between Kindred Healthcare Operating, Inc. and Jason P. Zachariah.

31*	Rule 13a-14(a)/15d-14(a) Certifications.

32*	Section 1350 Certifications.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KINDRED HEALTHCARE, INC.
Date: November 9, 2016	/S/ Benjamin A. Breier
Benjamin A. Breier
President and Chief Executive Officer
Date: November 9, 2016	/S/ Stephen D. Farber
Stephen D. Farber
Executive Vice President, Chief Financial Officer