Form 10-K
period 2016-12-31
KINDRED HEALTHCARE, INC
filed 2017-02-28
CIK 1060009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Large accelerated filer  ☑    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the shares of the registrant held by non-affiliates of the registrant, based on the closing price of such stock on the New York Stock Exchange on June 30, 2016, was approximately $935,800,000. For purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates.

As of January 31, 2017, there were 85,127,745 shares of the registrant’s common stock, $0.25 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference from the registrant’s 2016 definitive proxy statement, which will be filed no later than 120 days after December 31, 2016.

All references in this Annual Report on Form 10-K to “Kindred,” “Company,” “we,” “us,” or “our” mean Kindred Healthcare, Inc. and, unless the context otherwise requires, our consolidated subsidiaries.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and the documents we incorporate by reference herein include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements include, but are not limited to, all statements regarding our ability to exit the skilled nursing facility business and the expected timing of such exit, as well as our ability to realize the anticipated benefits, sale proceeds, cost savings and strategic gains from this initiative, all statements regarding our expected future financial position, results of operations, cash flows, dividends, financing plans, business strategy, budgets, capital expenditures, competitive positions, growth opportunities, plans and objectives of management, government investigations, regulatory matters, and statements containing words such as “anticipate,” “approximate,” “believe,” “plan,” “estimate,” “expect,” “project,” “could,” “would,” “should,” “will,” “intend,” “hope,” “may,” “potential,” “upside,” and other similar expressions. Statements in this report concerning our business outlook or future economic performance, anticipated profitability, revenues, expenses, dividends or other financial items, and product or services-line growth, and expected outcome of government investigations and other regulatory matters, together with other statements that are not historical facts, are forward-looking statements that are estimates reflecting our best judgment based upon currently available information.

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

In addition to the factors set forth above, other factors that may affect our plans, results, or stock price include, without limitation:

•

the impact of healthcare reform, which will initiate significant changes to the United States healthcare system, including potential material changes to the delivery of healthcare services and the reimbursement paid for such services by the government or other third party payors, including reforms resulting from the Patient Protection and Affordable Care Act and the Healthcare Education and Reconciliation Act (collectively, the “ACA”) or future deficit reduction measures adopted at the federal or state level. Healthcare reform is impacting each of our businesses in some manner. Potential future efforts in the U.S. Congress to repeal, amend, modify, or retract funding for various aspects of the ACA create additional uncertainty about the ultimate impact of the ACA on us and the healthcare industry. Due to the substantial regulatory changes that will need to be implemented by the Centers for Medicare and Medicaid Services (“CMS”) and others, and the numerous processes required to implement these reforms, we cannot predict which healthcare initiatives will be implemented at the federal or state level, the timing of any such reforms, or the effect such reforms or any other future legislation or regulation will have on our business, financial position, results of operations, and liquidity,

•

our ability to adjust to the new patient criteria for long-term acute care (“LTAC”) hospitals under the Pathway for SGR Reform Act of 2013 (the “SGR Reform Act”), which reduces the population of patients eligible for reimbursement under the Medicare prospective payment system for LTAC hospitals (“LTAC PPS”) and changes the basis upon which we are paid for other patients,

•

changes in the reimbursement rates or the methods or timing of payment from third party payors, including commercial payors and the Medicare and Medicaid programs, changes arising from and related to LTAC PPS, including potential changes in the Medicare payment rules, and changes in Medicare and Medicaid reimbursement for our home health and hospice operations, transitional care (“TC”) hospitals, nursing centers, and inpatient rehabilitation hospitals (“IRFs”) and the expiration of the Medicare Part B therapy cap exception process,

•

our significant level of indebtedness, including our ability to meet our substantial debt service requirements, and its impact on our funding costs, operating flexibility, and ability to fund ongoing operations, development capital expenditures, or other strategic acquisitions with additional borrowings,

•	our ability to comply with the terms of our corporate integrity agreements with the United States Department of Health and Human Services (“HHS”) Office of Inspector General (“OIG”),
•	our ability to exit the skilled nursing facility business, and realize the anticipated benefits, cost savings and strategic gains from this initiative,

•	the potential for diversion of management time and use of resources in seeking to exit the skilled nursing facility business,
•	the effects of additional legislative changes and government regulations, interpretation of regulations, and changes in the nature and enforcement of regulations governing the healthcare industry,
•	the ability of our hospitals, nursing centers and other healthcare services to adjust to medical necessity reviews,
•

our ability to successfully pursue our development activities, including through acquisitions, and successfully integrate new operations, including the realization of anticipated revenues, economies of scale, cost savings, and productivity gains associated with such operations, as and when planned, including the potential impact of unanticipated issues, expenses, and liabilities associated with those activities,

•

our obligations under various laws to self-report suspected violations of law to various government agencies (including any associated obligation to refund overpayments to government payors, fines, and other sanctions),

•	the failure of our facilities and other operations to meet applicable licensure and certification requirements,
•	the consolidation or cost containment efforts of managed care organizations, other third party payors, conveners, and referral sources,
•	our ability to control costs, particularly labor and employee benefit costs,
•	increased operating costs due to shortages in qualified nurses, therapists, and other healthcare personnel,
•	our ability to successfully reduce (by divestiture of operations or otherwise) our exposure to professional liability and other claims,
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

•	our inability to maintain the security and functionality of our information systems, or to defend against or otherwise prevent a cybersecurity attack or breach,
•

the condition of the financial markets, including volatility and weakness in the equity, capital, and credit markets, which could limit the availability and terms of debt and equity financing sources to fund the requirements of our businesses, or which could negatively impact our investment portfolio,

•	our ability or election to pay a dividend on our common stock as, when, and if declared by the Board of Directors, in compliance with applicable laws and our debt and other contractual arrangements,
•	national, regional, and industry-specific economic, financial, business, and political conditions, including their effect on the availability and cost of labor, credit, materials, and other services,
•	our ability to attract and retain key executives and other healthcare personnel,
•	our ability to successfully dispose of unprofitable facilities,
•	events or circumstances that could result in the impairment of an asset or other charges,
•

changes in United States generally accepted accounting principles (“GAAP”) or practices, and changes in tax accounting or tax laws (or authoritative interpretations relating to any of these matters), including a new lease accounting standard that will significantly increase balance sheet assets and liabilities on and after January 1, 2019, and

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

PART I

Item 1. Business

GENERAL

Kindred Healthcare, Inc. is a healthcare services company that through its subsidiaries operates a home health, hospice, and community care business, TC hospitals, IRFs, a contract rehabilitation services business, nursing centers, and assisted living facilities across the United States. We are organized into four operating divisions: the Kindred at Home division, the hospital division, the Kindred Rehabilitation Services division and the nursing center division. At December 31, 2016, our (1) Kindred at Home division primarily provided home health, hospice, and community care services from 635 locations in 40 states, (2) hospital division operated 82 TC hospitals (certified as LTAC hospitals under the Medicare program) in 18 states, (3) Kindred Rehabilitation Services division operated 19 IRFs and 102 hospital-based acute rehabilitation units (“ARUs”) (certified as IRFs) and provided rehabilitation services primarily in hospitals and long-term care settings in 46 states, and (4) nursing center division operated 91 nursing centers and seven assisted living facilities in 19 states.

All financial and statistical information presented in this Annual Report on Form 10-K reflects the continuing operations of our businesses for all periods presented unless otherwise indicated.

Ventas Master Lease Amendments. On November 11, 2016, as part of our strategic decision to exit the skilled nursing facility business discussed below, we entered into an agreement with Ventas which provides us with the option to acquire the real estate for all 36 skilled nursing facilities (the “Ventas SNFs”) we currently lease under our master lease agreements with Ventas (each a “Master Lease” and, collectively, the “Master Lease Agreements”) for an aggregate consideration of $700 million. The agreement also provides that, through October 31, 2018, we have the right to find one or more purchasers of the Ventas SNFs. As we locate new owners/operators for the Ventas SNFs, in exchange for our payment to Ventas of the allocable portion of the $700 million purchase price, Ventas has agreed to convey the real estate for the applicable Ventas SNF to the new owner/operator. At our option, we may also elect to renew the leases for any of the Ventas SNFs through April 30, 2025, and transfer them into Master Lease Agreement No. 5. The Ventas SNFs will remain leased under their current Master Lease Agreements until we exercise our purchase option or April 30, 2018, whichever comes first. If we do not complete the acquisition of the Ventas SNFs by April 30, 2018, the lease for any remaining Ventas SNFs will be automatically renewed through April 30, 2025, and transferred into Master Lease Agreement No. 5. Since all of the Ventas SNFs will either be sold or transferred into Master Lease Agreement No. 5, our other Master Lease Agreements with Ventas will be effectively terminated and only Master Lease Agreement No. 5 will remain.

Also on November 11, 2016, we renewed the leases for eight TC hospitals that we lease from Ventas (the “Renewed Hospitals”) through April 30, 2025, and transferred the Renewed Hospitals into Master Lease Agreement No. 5, which was amended and restated. The Renewed Hospitals were previously leased under Master Lease Agreements Nos. 1, 2 and 4, each of which was amended on November 11, 2016. The base rent and rent escalators remained the same for the Renewed Hospitals, as well as for the other 22 TC hospitals currently leased under Master Lease Agreement No. 5. The Renewed Hospitals were combined into a single renewal bundle with 16 of our other TC hospitals expiring on April 30, 2025. Master Lease Agreement No. 5 also contains one additional renewal bundle with six TC hospitals expiring on April 30, 2023. The amended and restated Master Lease Agreement No. 5 contains terms substantially similar to the existing Master Lease Agreement No. 5, except for modifications to certain restrictions applicable to us that will take effect if all of the Ventas SNFs are acquired and Ventas receives the aggregate consideration.

Strategic Exit from Skilled Nursing Facility Business.  On November 7, 2016, we announced our strategic decision to exit the skilled nursing facility business as an owner and operator. Our ability to exit the skilled nursing facility business will depend on multiple factors, including reaching agreements with several new owners and operators of these facilities and obtaining multiple third party consents. Accordingly, while we are unable at this time to determine an expected completion date, we are targeting to complete the exit from the skilled nursing facility business by the end of 2017.

LTAC Repositioning Transactions.  During 2016, we completed two separate transactions as part of our efforts to prepare for new patient criteria applicable to LTAC hospitals. On October 1, 2016, we completed the sale of 12 TC hospitals to a group of entities operating under the name “Curahealth”, which are affiliates of a private investment fund sponsored by Nautic Partners, LLC (the “Curahealth Disposal”) for $27.5 million. In June 2016, we acquired five TC hospitals operated by Select Medical Holdings Corporation (“Select”) and sold three of our TC hospitals to Select.

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

• we issued 172,500 tangible equity units (the “Units”); and

• we amended our credit facilities.

Notes due 2020 and Notes due 2023 Offerings—On December 18, 2014, Kindred Escrow Corp. II (the “Escrow Issuer”), one of our subsidiaries, completed a private placement of $750 million aggregate principal amount of 8.00% Senior Notes due 2020 (the “Notes due 2020”) and $600 million aggregate principal amount of 8.75% Senior Notes due 2023 (the “Notes due 2023”, and, together with the Notes due 2020, the “Notes”). Upon consummation of the Gentiva Merger, the Escrow Issuer was merged with and into us, as a result of which the Notes were assumed by us and fully and unconditionally guaranteed on a senior unsecured basis by substantially all of our wholly owned, domestic material subsidiaries, including substantially all of our and Gentiva’s wholly owned, domestic material subsidiaries (the “Guarantors”), ranking pari passu with all of our respective existing and future senior unsubordinated indebtedness. On October 30, 2015, we completed a registered exchange offer to exchange the Notes for registered notes with substantially identical terms.

Common Stock Offerings—On November 25, 2014, in an offering registered with the SEC, we completed the sale of 5,000,000 shares of our Common Stock for cash and granted the underwriters a 30-day over-allotment option to purchase up to an additional 750,000 shares of Common Stock. On December 1, 2014, the underwriters exercised their over-allotment option to purchase 395,759 additional shares of Common Stock, which we closed on December 3, 2014. The net proceeds of this offering, after deducting the underwriting discount and offering expenses, were $101.0 million.

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

Units Offering—On November 25, 2014, in an offering registered with the SEC, we completed the sale of 150,000 Units for cash and granted the underwriters a 13-day over-allotment option to purchase up to an additional 22,500 Units. On December 1, 2014, the underwriters exercised in full their over-allotment option to purchase 22,500 additional Units, which we closed on December 3, 2014. Each Unit is composed of a prepaid stock purchase contract (a “Purchase Contract”) and one share of 7.25% Mandatory Redeemable Preferred Stock, Series A (the “Mandatory Redeemable Preferred Stock”) having a final preferred stock installment payment date of December 1, 2017 and an initial liquidation preference of $201.58 per share of Mandatory Redeemable Preferred Stock. The net proceeds from this offering, after deducting the underwriting discount and offering expenses, were $166.3 million.

See “Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity” and notes 2, 14, 15 and 17 of the notes to consolidated financial statements for additional information on the Gentiva Merger and the related financing transactions.

Centerre Acquisition. On November 11, 2014, we entered into an agreement to acquire Centerre Healthcare Corporation (“Centerre”), a company dedicated to operating IRFs (the “Centerre Acquisition”). On January 1, 2015, we completed the Centerre Acquisition for a purchase price of approximately $195 million in cash. At the time of the Centerre Acquisition, Centerre operated 11 IRFs with 614 beds in partnership with some of the nation’s leading acute care hospital systems. Centerre had two additional hospitals with a total of 90 beds under construction that were opened in 2015, and a pipeline of additional potential hospitals in various stages of development.

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

Discontinued Operations

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

Ventas Divestitures. On December 27, 2014, we entered into an agreement with Ventas to transition the operations under the leases for nine non-strategic nursing centers (the “2014 Expiring Facilities”). Each lease terminated when the operation of such nursing center was transferred to a new operator. At December 31, 2016, we had transferred the operations for all of the 2014 Expiring Facilities to new operators. For accounting purposes, the 2014 Expiring Facilities qualified as assets held for sale, and we reflected the operating results as discontinued operations in the accompanying consolidated statement of operations for all historical periods. Under the terms of the agreement to transition the operations of the 2014 Expiring Facilities, we incurred a $40 million termination fee in exchange for the early termination of the leases, which was paid to Ventas in January 2015.

HEALTHCARE OPERATIONS

We are organized into four operating divisions: the Kindred at Home division, the hospital division, the Kindred Rehabilitation Services division and the nursing center division.

The Kindred at Home division primarily provides home health, hospice, and community care services to patients in a variety of settings, including homes, nursing centers, and other residential settings. The hospital division operates TC hospitals. The Kindred Rehabilitation Services division operates IRFs and ARUs and provides rehabilitation services primarily in hospitals and long-term care settings. The nursing center division operates nursing centers and assisted living facilities.

Based upon the authoritative guidance for business segments, our operating divisions represent six reportable operating segments, including (1) home health services, (2) hospice services, (3) hospitals, (4) Kindred Hospital Rehabilitation Services, (5) RehabCare, and (6) nursing centers. The home health services and hospice services operating segments are contained within the Kindred at Home division while the Kindred Hospital Rehabilitation Services and RehabCare operating segments are both contained within the Kindred Rehabilitation Services division.

COMPETITIVE STRENGTHS

We believe that several competitive strengths support our business strategy, including:

Diversified service offerings across the post-acute continuum. We have a large and diversified portfolio of service offerings including home health and hospice operations, TC hospitals, IRFs, contract rehabilitation services, and nursing centers. Our national scale and presence in local integrated care markets position us to meet the growing demand for post-acute care services. We provide an array of services, allowing us to coordinate and manage the care for our patients, improve care transitions, reduce lengths of stay, implement physician services strategies, prevent avoidable rehospitalizations, and reduce costs. We believe that our decision to exit the skilled nursing facility business will over time further our ability to build preferred provider networks with leading skilled nursing facility operators and enhance coverage in our integrated care markets.

Well positioned for increased demand for post-acute care and emerging payment models. We believe the demand for post-acute care will increase as the number of Medicare beneficiaries and Americans over the age of 65 continues to expand each year. Further, as healthcare reform continues to be implemented, we believe that healthcare providers that can operate with scale across the continuum of care will have a competitive advantage operating in emerging payment models, including episodic payments. Our diversified service offerings enable us to do this effectively and to participate with other healthcare providers in determining the most appropriate setting for patients as they continue their care throughout a post-acute episode. As one of the largest post-acute healthcare providers in the United States, we are well positioned to benefit from these trends by delivering the right care at the right site of service.

Strengthening care management capabilities. We continue to improve care transitions and patient outcomes by further developing differentiated capabilities to deliver integrated care across various care settings. We are developing programs and tools that will enable us and our partners to optimize post-acute care placement, better manage episodes of care, create seamless transitions between care settings, enhance performance improvement reporting processes, and improve patient satisfaction, thereby reducing lengths of stay and rehospitalizations at a lower cost to Medicare, Medicaid, and other payors. Our care management capabilities include (1)  a 24-hour telephone contact center staffed by registered nurses that we use to effectively manage populations by providing education, discharge planning and aftercare services, (2) the provision of physician services through our Kindred House Calls® business, (3) care managers to improve care transitions, (4) enhanced information sharing and technology connectivity across our lines of business and with our partners, and (5) condition-specific clinical programs and outcome measures. We also are positioned to become a valuable partner to health systems and managed care organizations, which are seeking to increase care coordination, improve care transitions, reduce rehospitalizations, reduce lengths of stay, more effectively manage healthcare costs, and develop new care delivery and payment models.

Delivering quality, innovation, and value in our healthcare operations. Our home health and hospice operations, TC hospitals, IRFs, and nursing centers continue to outperform national benchmarks on key quality indicators. We are committed to “succeeding in our core” operations by maintaining and improving the quality of our patient care by dedicating appropriate resources at each site of service and refining our clinical initiatives and objectives. We are focused on sending more patients home more quickly and reducing rehospitalizations, both of which create cost savings and improve patient satisfaction.

OUR STRATEGY

As one of the largest post-acute healthcare providers in the United States, we believe that we are well-positioned to grow and succeed in what will be an increasingly integrated healthcare delivery system. Our core strategy is to provide superior clinical outcomes and quality care with an approach that is patient-centered and focused on lowering costs by reducing lengths of stay and transitioning patients to their homes at the highest possible level of function, thereby preventing avoidable rehospitalizations.

The key elements of our business strategy include:

Rebalancing our Portfolio and Strengthening our Core.  During 2016, we took several steps to rebalance our portfolio and strengthen our core operations. As part of our multi-faceted mitigation strategy in response to new patient criteria in our TC hospitals, we reduced our TC hospital bed capacity by 14% during 2016. In addition, we announced our strategic decision to exit the skilled nursing facility business as an owner and operator. These actions reflect our focus on higher-growth and less capital-intensive businesses, such as our home health, hospice and IRF operations. Our exit from the skilled nursing facility business will also provide us with opportunities to reduce our rent and capital expenditure costs and optimize our overhead. As noted above, we believe our exit from the skilled nursing facility business will over time further our ability to build preferred provider networks with leading skilled nursing facility operators and support our integrated care markets.

Aggressively growing Kindred at Home. We continue to expand our presence in the home health and hospice business within our Kindred at Home division. During 2016, we acquired 24 home health locations, 9 hospice locations and expanded our community care business. We provide services in 635 locations in 40 states as of December 31, 2016, making us one of the largest home health and hospice companies in the United States based on revenues. We intend to continue expanding our home health and hospice operations through additional acquisitions, partnerships, and de novo site development.

Aggressively growing IRFs. We have one of the largest inpatient rehabilitation platforms in the United States based on revenues with 19 IRFs (including 17 joint ventures) and 102 ARUs as of December 31, 2016. During 2016, we opened two new IRFs (50 beds in Avon, Ohio and 50 beds in Chandler, Arizona) and have definitive agreements in place with joint venture partners to open four additional IRFs, three of which we expect to open in 2018 and one we expect to open in 2019. We intend to continue expanding our IRF portfolio through joint ventures with leading health systems across the United States.

Partnering with Health Systems and Payors as a Post-Acute Benefits Manager. We are pursuing joint ventures of post-acute care assets with other health systems, through which we intend to convene and manage networks of patients across the post-acute continuum of care. This would allow us to serve as the post-acute benefits manager for such networks, and in such capacity deploy our unique post-acute care management capabilities to provide better patient outcomes, reduce costs of care, enhance our market share and provide us with a diversified and additional source of revenues through fees charged for such services.

KINDRED AT HOME DIVISION

Our Kindred at Home division primarily provides home health, hospice, and community care services for patients in a variety of settings, including their homes, nursing centers, and other residential settings. The Gentiva Merger significantly increased the diversity and scale of our operations. As a result, Kindred at Home provides services in 635 locations in 40 states, making us one of the largest and geographically diversified home health and hospice companies in the United States as of December 31, 2016.

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

Our hospice operations provide family-oriented care designed to meet the spiritual, emotional, and physical needs of terminally ill patients and their families. We provide hospice services in the home or other settings such as nursing centers, assisted living facilities, hospitals, and inpatient hospice units. Working in conjunction with a patient’s attending physician and/or the hospice medical director, our team of hospice professionals develops a plan of care designed to support the patient’s individual needs, which may include pain and symptom management, emotional and spiritual counseling, homemaking, and dietary services.

Our community care services include personal care (bathing and grooming), meal preparation, companionship, light housekeeping, shopping, respite care, and transportation.

In key markets, we also provide physician services focused on delivering primary and urgent care for patients in home-based settings such as assisted living facilities, independent living facilities, and patients’ homes, as well as care-transition managers to follow patients with specific diagnoses and/or risk factors through the entire care continuum.

Selected Kindred at Home Division Operating Data

The following table sets forth certain operating and financial data for the Kindred at Home division (dollars in thousands, except statistics):

	Year ended December 31,
	2016	2015	2014
Kindred at Home:
Home Health:
Revenues (1)	$1,762,622	$1,578,500	$298,907
Segment EBITDAR (1)	$279,531	$256,173	$20,149
Sites of service (at end of period)	390	373	133
Episodic revenues	$1,313,974	$1,194,536	$232,127
Total episodic admissions	278,358	249,805	42,047
Medicare episodic admissions	242,104	218,850	38,716
Total episodes	451,585	406,313	85,618
Episodes per admission	1.62	1.63	2.04
Revenue per episode	$2,910	$2,940	$2,711
Assets at end of period (1)	$1,540,370	$1,435,176	$203,154
Routine capital expenditures (1)	$6,401	$4,201	$783
Hospice:
Revenues	$736,803	$656,527	$50,095
Segment EBITDAR	$116,326	$109,120	$5,390
Sites of service (at end of period)	183	175	29
Admissions	51,959	45,657	3,448
Average length of stay	95	97	95
Patient days	4,945,769	4,373,044	325,054
Average daily census	13,513	11,981	891
Revenue per patient day	$149	$150	$154
Assets at end of period	$929,774	$922,710	$32,733
Routine capital expenditures	$2,342	$1,215	$64

(1)	Includes community care and home-based physician services.

The term “Segment EBITDAR” is defined as earnings before interest, income taxes, depreciation, amortization, rent, and support center overhead. Segment EBITDAR excludes litigation contingency expense, impairment charges, restructuring charges, and transaction costs. A reconciliation of “Segment EBITDAR” to our consolidated results of operations is included in note 9 of the notes to consolidated financial statements. The term “episodes” refers to healthcare services provided to a patient over a base period of 60 days. “Average length of stay” is computed by dividing each facility’s patient days by the number of admissions in the respective period. “Patient days” refers to the total number of days of patient care provided for the periods indicated. “Average daily census” is computed by dividing each facility’s patient days by the number of calendar days in the respective period.  Routine capital expenditures include expenditures at existing facilities that generally do not result in the expansion of services.

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

The following table sets forth the approximate percentages of home health (including community care and home-based physician services) revenues derived from the payor sources indicated:

Year ended December 31,	Medicare	Medicaid	Medicare Advantage	Private Pay
2016	66.5%	15.7%	8.5%	9.3%
2015	68.0	15.1	8.0	8.9
2014	73.8	5.6	4.7	15.9

The following table sets forth the approximate percentages of hospice revenues derived from the payor sources indicated:

Year ended December 31,	Medicare	Medicaid	Private Pay
2016	93.7%	3.4%	2.9%
2015	94.1	3.6	2.3
2014	94.5	3.7	1.8

For the year ended December 31, 2016, revenues of the Kindred at Home division totaled approximately $2.5 billion or 34% of our total revenues (before eliminations). For more information regarding the reimbursement of our Kindred at Home division, see “—Governmental Regulation—Kindred at Home Division—Overview of Kindred at Home Division Reimbursement.”

Kindred at Home Division Management and Operations

At December 31, 2016, the Kindred at Home division was headed by a president, overseeing a chief operating, and clinical, financial, and administrative officers, and a senior vice president of sales. A president for each of the five geographic regions and a sixth president over the community care operations, report to the chief operating officer of the division. In addition, the Kindred at Home division has division-level sales, clinical services, finance, and operations executives.

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

Kindred at Home Division Competition

Our Kindred at Home division operates in a highly competitive and significantly fragmented industry. Our competitors include large providers of home health and hospice services, both for-profit and nonprofit and smaller independent local operators. There often are no significant barriers to entry in many of the markets in which our Kindred at Home division operates and new providers of home health and/or hospice services may enter into our current and future markets. Many of our competitors may have greater financial and other resources than we do.

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

HOSPITAL DIVISION

Our hospital division provides long-term acute care services to post-intensive care and medically complex patients through the operation of a national network of 82 TC hospitals with 6,107 licensed beds in 18 states as of December 31, 2016. We operate the largest network of TC hospitals in the United States based upon revenues. Our TC hospitals are certified as LTAC hospitals under the Medicare program.

As a result of our commitment to the hospital business, we have developed a comprehensive program of care for post-intensive care and medically complex patients that allows us to deliver high-quality care in a cost-effective manner. A number of our hospitals also provide skilled nursing, sub-acute, and outpatient services. Outpatient services may include diagnostic services, outpatient wound care, rehabilitation therapy, CT scanning, one-day surgery, and laboratory tests.

In our TC hospitals, we treat post-intensive care and medically complex patients, including the critically ill, suffering from multiple organ system failures, most commonly of the cardiovascular, pulmonary, kidney, gastro-intestinal, and cutaneous (skin) systems. In particular, we have a core competency in treating patients with cardio-pulmonary disorders, skin and wound conditions, and life-threatening infections. Prior to being admitted to one of our TC hospitals, many of our patients have undergone a major surgical procedure or developed a neurological disorder following head and spinal cord injury, cerebrovascular incident, or metabolic instability. Our expertise lies in the ability to simultaneously deliver comprehensive and coordinated medical interventions directed at all affected organ systems, while maintaining a patient-centered, integrated care plan. Post-intensive care and medically complex patients are characteristically dependent on technology for continued life support, including mechanical ventilation, total parenteral nutrition, respiratory or cardiac monitors, and kidney dialysis machines.

Our TC hospital patients generally have conditions that require a high level of monitoring and specialized care, yet may not need the services of a traditional intensive care unit. These patients are not clinically appropriate for admission to other post-acute settings because their severe medical conditions are periodically or chronically unstable. By providing a range of services required for the care of post-intensive care and medically complex patients, we believe that our TC hospitals provide our patients with high quality, cost-effective care.

Our TC hospitals employ a comprehensive program of care for their patients that draws upon the talents of interdisciplinary teams, including physician specialists. The teams evaluate patients upon admission to determine treatment programs. Our hospital division has developed specialized treatment programs focused on the needs of post-intensive care and medically complex patients. In addition to traditional medical services, our TC hospital patients receive individualized treatment plans, which may include rehabilitation, skin integrity management, and clinical pharmacology services. Where appropriate, the treatment programs may involve several disciplines, such as pulmonary medicine, infectious disease, and physical medicine.

Selected Hospital Division Operating Data

The following table sets forth certain operating and financial data for the hospital division (dollars in thousands, except statistics):

	Year ended December 31,
	2016	2015	2014
Revenues	$2,383,063	$2,440,779	$2,450,068
Segment EBITDAR	$436,071	$478,205	$522,955
Hospitals in operation at end of period	82	95	97
Licensed beds at end of period	6,107	7,094	7,147
Admissions	49,358	50,629	52,260
Patient days	1,430,717	1,478,204	1,474,739
Average length of stay	29.0	29.2	28.2
Revenues per admission	$48,281	$48,209	$46,882
Revenues per patient day	$1,666	$1,651	$1,661
Medicare case mix index (discharged patients only)	1.169	1.162	1.163
Average daily census	3,909	4,050	4,040
Occupancy %	65.1	64.9	64.6
Assets at end of period	$1,211,305	$1,633,801	$1,751,695
Capital expenditures:
Routine	$23,858	$28,935	$29,881
Development	$-	$-	$2,087

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

Sources of Hospital Revenues

The hospital division receives payment for its services from third party payors, including government reimbursement programs such as Medicare and Medicaid and nongovernment sources such as Medicare Advantage, Medicaid Managed, commercial insurance companies, health maintenance organizations, preferred provider organizations, and contracted providers. Patients covered by nongovernment payors generally are more profitable to the hospital division than those covered by the Medicare and Medicaid programs. The following table sets forth the approximate percentages of our hospital division revenues, admissions, and patient days derived from the payor sources indicated:

	Year ended December 31,
	2016	2015	2014
Revenue mix %:
Medicare	55.5	56.6	58.0
Medicaid	4.2	5.3	6.6
Medicare Advantage	11.7	11.4	10.9
Medicaid Managed	6.7	5.6	3.4
Commercial insurance and other	21.9	21.1	21.1

Admissions mix %:
Medicare	65.6	65.6	66.2
Medicaid	3.1	4.5	6.2
Medicare Advantage	10.9	10.7	10.4
Medicaid Managed	6.4	5.1	3.4
Commercial insurance and other	14.0	14.1	13.8

Patient days mix %:
Medicare	58.5	58.7	59.9
Medicaid	4.8	6.7	8.6
Medicare Advantage	12.2	11.8	11.4
Medicaid Managed	7.7	6.5	4.1
Commercial insurance and other	16.8	16.3	16.0

For the year ended December 31, 2016, revenues of the hospital division totaled approximately $2.4 billion or 32% of our total revenues (before eliminations). For more information regarding the reimbursement for our hospital services, see “—Governmental Regulation—Hospital Division—Overview of Hospital Division Reimbursement.”

Hospital Facilities

The following table lists by state the number of TC hospitals and licensed beds we operated as of December 31, 2016:

		Number of facilities
State	Licensed beds	Owned by us	Leased from Ventas (2)	Leased from other parties	Total
California	1,028	4	5	4	13
Colorado	163	-	1	3	4
Florida (1)	742	3	6	1	10
Georgia (1)	45	-	-	1	1
Illinois (1)	575	-	4	2	6
Indiana	266	1	1	3	5
Kentucky (1)	414	-	1	1	2
Michigan (1)	77	-	-	1	1
Missouri (1)	300	-	2	2	4
Nevada	254	1	1	1	3
New Jersey (1)	117	-	-	3	3
New Mexico	61	-	1	-	1
North Carolina (1)	124	-	1	-	1
Ohio	126	1	-	2	3
Pennsylvania	167	1	1	1	3
Tennessee (1)	49	-	1	-	1
Texas	1,459	2	5	12	19
Washington (1)	140	2	-	-	2
Totals	6,107	15	30	37	82

(1)	These states have certificate of need (“CON”) regulations. See “—Governmental Regulation—Federal, State and Local Regulations.”
(2)	See “—Master Lease Agreements.”

Quality Assessment and Improvement

The hospital division maintains a clinical outcomes and customer service program that includes a review of its patient population measured against utilization and quality standards, clinical outcomes data collection, and patient/family, employee, and physician satisfaction surveys. In addition, our hospitals have integrated quality assurance and improvement programs administered by a director of quality management, which encompass quality improvement, infection control, and risk management. The programs seek to ensure that patients are managed appropriately in our hospitals and that quality healthcare is provided in a cost-effective manner.

The hospital division has implemented a program whereby internal quality auditors review its TC hospitals for compliance with standards of The Joint Commission (“TJC”). The purposes of this internal review process are to: (1) ensure ongoing compliance with industry-recognized standards for hospitals, (2) assist management in analyzing each hospital’s operations, and (3) provide consulting and educational programs for each hospital to identify opportunities to improve patient care.

Hospital Division Management and Operations

Each of our TC hospitals has a fully credentialed, multi-specialty medical staff to meet the needs of post-intensive care and medically complex patients. Our TC hospitals offer a broad range of physician services including pulmonology, internal medicine, infectious diseases, neurology, nephrology, cardiology, radiology, and pathology. In addition, our TC hospitals have multi-disciplinary teams of healthcare professionals, including a professional nursing staff trained to care for long-term acute patients, respiratory, physical, occupational, and speech therapists, pharmacists, registered dietitians, and social workers, to address the needs of post-intensive care and medically complex patients.

Each TC hospital utilizes a pre-admission assessment system to evaluate clinical needs and other information in determining the appropriateness of each potential patient admission. After admission, the TC hospital’s interdisciplinary team reviews each patient’s case to determine a care plan. Typically, and where appropriate, the care plan involves the services of several disciplines, such as pulmonary medicine, infectious disease, and physical medicine.

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

A division president, chief operating officer, and a chief financial officer manage the hospital division. The operations of the hospital division are divided into five operational units consisting of two regions and three districts, each headed by an officer of the division who reports directly to the division’s chief operating officer. The division’s chief medical officer and senior vice president of clinical operations manage clinical issues and quality concerns of the hospital division. The sales and marketing efforts for the division are led by district and regional sales leaders, who in turn report to our hospital division vice president of sales.

Hospital Division Competition

In each geographic market that we serve, there are generally several competitors that provide similar services to those provided by our hospital division. In addition, several of the markets in which the hospital division operates have other LTAC hospitals and healthcare facilities that provide services comparable to those offered by our hospitals. Certain competing hospitals and healthcare facilities are operated by not-for-profit, non-taxpaying, or governmental agencies, which can finance capital expenditures on a tax-exempt basis and receive funds and charitable contributions that are unavailable to our hospital division.

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

In addition, certain third parties, known as conveners, offer patient placement and care transition services to managed care companies, Medicare Advantage plans, bundled payment participants, accountable care organizations, and other healthcare providers as part of an effort to manage post acute-care provider (“PAC”) utilization and associated costs. Thus, conveners influence patient decision on which PAC setting to choose, as well as how long to remain in a particular PAC facility. Given their focus on perceived financial savings, conveners customarily suggest that patients avoid higher cost PAC settings altogether or move as soon as practicable to lower cost PAC settings. However, conveners are not healthcare providers and may suggest a PAC setting or duration of care that is not appropriate from a clinical perspective. Conveners may suggest that patients select alternate care settings to our TC hospitals, IRFs, nursing centers, or home health and hospice locations or otherwise suggest shorter lengths of stay in such settings.

KINDRED REHABILITATION SERVICES DIVISION

Our Kindred Rehabilitation Services division operates IRFs, manages ARUs, and provides rehabilitation services, including physical and occupational therapies and speech pathology services, to residents and patients of nursing centers, hospitals, outpatient clinics, home health agencies, and assisted living facilities. Within our Kindred Rehabilitation Services division, we are organized into two reportable operating segments: Kindred Hospital Rehabilitation Services and RehabCare. We are one of the largest providers of rehabilitation services in the United States based upon fiscal 2016 revenues of approximately $1.4 billion.

Kindred Hospital Rehabilitation Services Operations

Our Kindred Hospital Rehabilitation Services segment operates IRFs, manages ARUs, and provides program management and therapy services on an inpatient basis in LTAC hospitals, sub-acute (or skilled nursing) units, as well as on an outpatient basis to hospital-based and other satellite programs. As of December 31, 2016, our Kindred Hospital Rehabilitation Services segment operated 19 IRFs (which includes 17 joint ventures) and 102 ARUs and provided rehabilitation services in 119 LTAC hospitals, five sub-acute (or skilled nursing) units and 132 outpatient clinics.

Inpatient rehabilitation hospitals. Our IRFs provide services to patients who require intensive inpatient rehabilitative care. Our IRF patients typically have significant physical disability due to various medical and physical conditions, such as brain injuries, spinal cord injuries, stroke, hip fractures, certain orthopedic problems, and neuromuscular disease, which require medical and rehabilitative healthcare services in an inpatient setting. Our nurses and physical, occupational, and speech therapists work with physicians in a multi-disciplinary environment to get patients home and to work. Nursing and therapy staff provide patient care as directed by physician orders. Our IRFs use an interdisciplinary approach to treatment that leads to better care and superior outcomes. The medical, nursing, therapy, and ancillary services provided by our IRFs comply with local, state, and federal regulations, as well as other accreditation standards. The majority of our IRFs are owned and operated through joint ventures with other health systems.

Hospital-based inpatient rehabilitation units. We are a leading provider of contract-based ARU management services. The ARUs we manage provide high acuity rehabilitation for patients recovering from strokes, medically complex and orthopedic conditions, traumatic brain injuries, and other neurological disease. We assist in the development of ARUs in acute care hospitals that have vacant space and/or unmet rehabilitation needs in their markets. We also work with acute care hospitals that currently operate ARUs to improve the delivery of clinical services to patients by implementing our scheduling, clinical protocol, and outcome systems, as well as time-management training for existing staff. In the case of acute care hospitals that do not operate ARUs, we review their historical and existing hospital population, as well as the demographics of the geographic region, to determine the optimal size of the proposed ARUs and the potential of the new facility under our management to attract patients and generate revenues sufficient to cover anticipated expenses. Our relationships with these hospitals are customarily in the form of contracts for management services, which typically have a term of three to five years.

An ARU within a hospital allows the hospital to offer rehabilitation services to patients who might otherwise be discharged to a setting outside the acute care hospital, thus improving the hospital’s ability to provide a full continuum of care and consistency in clinical services and outcomes. An ARU within a hospital typically consists of about 20 beds and is staffed with a program director, a rehabilitation physician that usually serves as the medical director, and clinical staff, which may include psychologists, physical and occupational therapists, speech/language pathologists, a social worker, a case manager, and other appropriate support personnel. Additionally, compliance, clinical education, and clinical programming are supported by our clinical compliance experts in an effort to ensure that clinical practices support the provision of quality rehabilitation services.

LTAC hospitals. We provide rehabilitation and program management services, including physical and occupational therapies and speech pathology services, to LTAC hospitals. We provide specialized care programs that support patients with complex medical needs, such as wound care, pain management, and cognitive deficits, in addition to programs for neurologic, orthopedic, cardiac, and pulmonary recovery. As of December 31, 2016, we operated therapy programs in 119 LTAC hospitals, of which approximately one-third are owned by third parties. We also provide LTAC hospitals with clinical education and programming supported by our clinical experts in an effort to ensure that clinical practices support the provision of effective and efficient quality rehabilitation services in addition to enhancing overall prevention programs in accordance with applicable standards of care.

Sub-acute units. As of December 31, 2016, we managed therapy programs in five sub-acute (or skilled nursing) units. These hospital-based units provide lower intensity rehabilitation for medically complex patients. Patients’ diagnoses cover a wide range of medical conditions, including stroke, post-surgical conditions, pulmonary disease, cancer, congestive heart failure, burns, and wounds. These sub-acute units enable patients to remain in a hospital setting where emergency medical needs can be met quickly as opposed to having to be transported from a nursing center. These types of units are typically located within the acute care hospital and are either separately licensed or under the hospital’s license as permitted by applicable laws. The hospital benefits by retaining patients who otherwise would be discharged to another setting and by utilizing idle space.

Outpatient therapy programs. We manage outpatient therapy programs that provide therapy services to patients with a variety of medical, orthopedic, and neurological conditions that may be related to work or sports injuries. As of December 31, 2016, we managed 132 hospital-based and satellite outpatient therapy programs. An outpatient therapy program complements the hospital’s occupational medicine initiatives and allows therapy to be continued for patients discharged from inpatient rehabilitation facilities and medical/surgical beds. An outpatient therapy program also attracts patients into the hospital and is operated either on the hospital’s campus or in satellite locations controlled by the hospital.

We believe our management of outpatient therapy programs enables the efficient delivery of therapy services through our scheduling, clinical protocol, and outcome systems, as well as through time-management training for our therapy personnel. We also provide our customers with guidance on compliance and quality assurance objectives.

RehabCare Operations

Our RehabCare segment provides therapy management services primarily to nursing centers, assisted living facilities, independent living communities, home health agencies, and hospice providers, allowing our customers to fulfill their continuing need for therapists on a full-time or part-time basis without the need to hire, train, and retain their own staff. As of December 31, 2016, our RehabCare segment provided rehabilitative services in 1,718 sites of service in 43 states.

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

Selected Kindred Rehabilitation Services Division Operating Data

The following table sets forth certain operating and financial data for the Kindred Rehabilitation Services division (dollars in thousands, except statistics):

	Year ended December 31,
	2016	2015	2014
Kindred Hospital Rehabilitation Services:
Revenues	$674,648	$609,122	$374,201
Segment EBITDAR	$197,123	$176,127	$98,196
Assets at the end of period	$814,838	$802,686	$366,153
Capital expenditures:
Routine	$1,389	$948	$194
Development	$20,773	$4,701	$-
Freestanding IRFs:
End of period data:
Number of IRFs	19	18	5
Number of licensed beds	995	919	215
Discharges (1)	18,409	15,991	4,224
Occupancy % (1)	69.1	70.2	70.3
Average length of stay (1)	12.8	13.2	13.1
Revenue per discharge (1)	$19,531	$19,104	$17,757
Contract services:
Sites of service (at end of period):
ARUs	102	100	100
LTAC hospitals	119	119	117
Sub-acute units	5	7	10
Outpatient units	132	130	138
	358	356	365
Revenue per site	$858,758	$837,606	$805,590
Revenue mix %:
Company-operated	28	30	30
Non-affiliated	72	70	70

(1)	Excludes non-consolidating IRF.

	Year ended December 31,
	2016	2015	2014
RehabCare:
Revenues	$784,292	$915,486	$1,007,036
Segment EBITDAR	$40,082	$43,815	$70,974
Revenue mix %:
Company-operated	14	15	12
Non-affiliated	86	85	88
Sites of service (at end of period)	1,718	1,798	1,935
Revenue per site	$448,258	$505,909	$534,077
Assets at end of period	$329,516	$347,738	$360,860
Routine capital expenditures	$1,867	$1,449	$2,247

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

Regarding the rehabilitation and program management services we provide to residents, patients, and customers, the basis for payment varies depending upon the type of service provided. In the Kindred Hospital Rehabilitation Services segment, our (1) ARU customers generally pay us on the basis of a negotiated fee per discharge, a flat monthly management fee, or a combination of the two, (2) LTAC hospital customers generally pay based upon a negotiated per patient day rate, (3) sub-acute rehabilitation customers generally pay based upon a flat monthly fee or a negotiated fee per patient day, and (4) outpatient therapy clients typically pay us on the basis of a negotiated fee per unit of service. In the RehabCare segment, our customers generally pay us on the basis of a negotiated patient per diem rate or a negotiated fee schedule based upon the type of service rendered.

For the year ended December 31, 2016, revenues of the Kindred Rehabilitation Services division totaled approximately $1.4 billion or 19% of our total revenues (before eliminations). Approximately 14% of our Kindred Rehabilitation Services division revenues (before eliminations) in 2016 were generated from services provided to hospitals, nursing centers, and care management functions that we operated.

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

Geographic Coverage

The following table lists by state the number of sites of service of our Kindred Hospital Rehabilitation Services operating segment as of December 31, 2016:

		Contract services
State	IRFs	ARUs	LTAC hospitals	Sub-acute units	Outpatient units	Total
Alabama	-	2	-	-	-	2
Arizona	1	1	3	-	-	4
Arkansas	-	5	-	1	9	15
California	-	11	17	-	2	30
Colorado	-	-	4	-	1	5
Delaware	-	1	-	-	-	1
District of Columbia	-	-	2	-	-	2
Florida	-	-	10	-	4	14
Georgia	-	4	1	2	-	7
Illinois	-	7	6	-	22	35
Indiana	1	6	7	-	10	23
Iowa	-	2	-	-	2	4
Kansas	-	6	-	-	2	8
Kentucky	-	1	2	-	-	3
Louisiana	-	6	3	1	19	29
Massachusetts	-	1	5	-	3	9
Michigan	-	8	3	-	3	14
Minnesota	-	1	-	-	-	1
Mississippi	-	3	-	1	2	6
Missouri (1)	3	6	3	-	5	14
Nevada	-	-	3	-	-	3
New Jersey	-	-	2	-	8	10
New Mexico	-	-	1	-	-	1
North Carolina	-	-	1	-	4	5
North Dakota	-	1	2	-	-	3
Ohio	2	6	5	-	15	26
Oklahoma	1	3	3	-	-	6
Pennsylvania	2	4	5	-	3	12
Puerto Rico	-	1	-	-	-	1
Rhode Island	-	2	-	-	4	6
South Carolina	-	1	1	-	2	4
Tennessee (1)	1	2	1	-	-	3
Texas	6	9	25	-	9	43
Virginia	-	-	1	-	-	1
Washington	-	1	2	-	1	4
West Virginia	-	-	-	-	2	2
Wisconsin	2	-	1	-	-	1
Wyoming	-	1	-	-	-	1
Totals	19	102	119	5	132	358

(1)	These states have CON regulations for our IRFs. See “—Governmental Regulation—Federal, State and Local Regulations.”

The following table lists by state the number of sites of service of our RehabCare operating segment as of December 31, 2016:

State	Company- operated	Non-affiliated	Total
Alabama	1	7	8
Arizona	2	9	11
Arkansas	2	7	9
California	24	104	128
Colorado	6	38	44
Connecticut	-	5	5
Delaware	-	1	1
District of Columbia	-	3	3
Florida	9	38	47
Georgia	1	11	12
Idaho	7	4	11
Illinois	-	277	277
Indiana	17	25	42
Iowa	-	22	22
Kansas	4	38	42
Kentucky	4	33	37
Louisiana	-	8	8
Maine	-	25	25
Maryland	3	39	42
Massachusetts	20	26	46
Michigan	-	28	28
Minnesota	-	60	60
Missouri	4	147	151
Montana	2	5	7
Nebraska	-	5	5
Nevada	2	2	4
New Hampshire	1	2	3
New Jersey	-	5	5
New Mexico	-	1	1
New York	-	16	16
North Carolina	8	61	69
North Dakota	-	8	8
Ohio	9	67	76
Oklahoma	-	26	26
Oregon	-	1	1
Pennsylvania	-	53	53
Rhode Island	-	3	3
South Carolina	1	4	5
Tennessee	14	44	58
Texas	31	178	209
Vermont	3	15	18
Virginia	2	2	4
Washington	5	9	14
Wisconsin	-	74	74
Totals	182	1,536	1,718

Sales and Marketing

The Kindred Rehabilitation Services division’s sales and marketing efforts are tailored to each of its operating segments. Kindred Hospital Rehabilitation Services focuses on the provision of therapy services and therapy program management for IRFs and hospitals, while RehabCare primarily focuses on the outsourcing needs of freestanding skilled nursing facilities. Both the Kindred Hospital Rehabilitation Services and RehabCare segments emphasize the broad range of rehabilitation programs, clinical expertise, and competitive pricing for the services that we provide. Kindred Hospital Rehabilitation Services’ new business efforts are led by a vice president of business development for IRFs and by a divisional vice president of business development and three directors of business development in geographically defined regions for ARUs, LTAC hospitals, sub-acute units and outpatient therapy. RehabCare’s new business efforts are led by a senior vice president of business development and eight directors of business development in geographically defined regions.

Kindred Rehabilitation Services Division Management and Operations

A president, chief financial officer, and a chief medical officer manage our Kindred Rehabilitation Services division. Our operations are further divided between the Kindred Hospital Rehabilitation Services and RehabCare operating segments.

The Kindred Hospital Rehabilitation Services segment is led by two vice presidents of operations who report to the division president, one in charge of IRF operations and the other in charge of ARU, LTAC hospital, sub-acute unit and outpatient therapy operations. With respect to our IRFs, a vice president of operations oversees the chief executive officers of our IRFs who are responsible for the day-to-day operations at each of our IRFs. Each IRF (or network of IRFs) also employs a controller to monitor financial matters, a chief clinical officer to oversee clinical operations, and a director of quality management to oversee quality assurance programs. With respect to our hospital-based contract rehabilitation services and program management, our operations are led by a vice president who manages five regional vice presidents.

The RehabCare segment is led by a chief operating officer, who reports to the division president. The chief operating officer has five division vice presidents reporting to him with six regional vice presidents reporting to the divisional vice presidents.

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

Kindred Rehabilitation Services Division Competition

The IRF industry is highly fragmented, and there are generally several competitors in each geographic market that we serve that provide similar services to those provided by our IRFs. In addition, several of the markets in which our IRFs operate have other IRFs that provide comparable services. Other providers of acute-care services may attempt to become competitors in the future. Also, other acute-care hospital operators may choose to expand their IRF services in our markets. Certain competing IRFs are operated by nonprofit, non-taxpaying, or governmental agencies, which can finance capital expenditures on a tax-exempt basis and receive funds and charitable contributions that are unavailable to us. Similarly, nursing facilities may market themselves as offering certain rehabilitation services even though they may not be required to offer the same level of care.

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

We believe our Kindred Rehabilitation Services division generally competes based upon its reputation for providing quality rehabilitation services, state of the art therapy programs, qualified and well-trained nurses and therapists, competitive pricing, outcome management, and technology systems.

NURSING CENTER DIVISION

Our nursing center division provides quality, cost-effective care through the operation of a national network of 91 nursing centers (11,568 licensed beds) and seven assisted living facilities (380 beds) located in 19 states as of December 31, 2016. Through our nursing centers, we provide short-stay patients and long-stay residents with a full range of medical, nursing, rehabilitative, pharmacy, and routine services, including daily nutrition, social, and recreational services.

Consistent with industry trends, patients and residents admitted to our nursing centers arrive with greater medical complexity and require a more extensive and costly level of care. This is particularly true with our Medicare population for whom the average length of stay in 2016 was 28 days. To appropriately care for a higher acuity short-stay patient population and a more frail and unstable long-stay resident population, we have improved the delivery of the clinical and hospitality services offered to our patients and residents by adjusting the level of clinical and hospitality staffing, enhancing nursing skills via ongoing education and skills validation, and improving clinical case management by using clinical case managers.

We also monitor and enhance the quality of care and customer service at our nursing centers through the use of performance improvement committees and family satisfaction surveys. Our performance improvement committees oversee resident healthcare needs and resident and staff safety. Physician medical directors serve on these committees and advise on healthcare policies and practices. We regularly conduct surveys of residents and their families, and these surveys are reviewed by our performance improvement committees at each nursing center to promote quality care and customer service. We also have established initiatives to prevent avoidable rehospitalizations. The clinical leadership of each center is actively engaged in improving nursing competencies and communication skills, developing specific clinical programs to address acute care needs that may arise on site and working collaboratively with the medical community to coordinate monitoring and treatment.

Substantially all of our nursing centers are certified to provide services under the Medicare and Medicaid programs by meeting or exceeding those programs’ standards with respect to the quality of our services, accommodations, equipment, safety, personnel, physical environment, and policies and procedures.

Several of our nursing centers provide higher-level clinical services focused primarily upon patients arriving for recovery, recuperation, and rehabilitation. We refer to these as transitional care patients and the nursing centers capable of providing these higher-intensity clinical services as transitional care centers. We currently classify 58 facilities as transitional care centers. Transitional care patients are typically associated with Medicare, Medicare Advantage, and commercial insurance payors.

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

Our nursing center division also manages 12 hospital-based sub-acute units (461 licensed beds) in seven states. Seven of these units (234 licensed beds) are co-located within hospitals owned and operated by our hospital division. These units typically consist of 20 to 50 beds, offering skilled nursing services and providing a range of rehabilitation services including physical, occupational, speech, and ventilator or other respiratory therapy to patients recovering from a variety of surgical procedures as well as medical conditions such as stroke and cardiac ailments. Five of these units (227 licensed beds) are managed for unaffiliated companies, are certified as either hospital-based or nursing center sub-acute units, and specialize in providing respiratory and ventilator therapy.

On November 7, 2016, we announced our strategic decision to exit the skilled nursing facility business as an owner and operator. Our ability to exit the skilled nursing facility business will depend on multiple factors, including reaching agreements with several new owners and operators of these facilities and obtaining multiple third party consents. Accordingly, while we are unable at this time to determine an expected completion date, we are targeting to complete the exit from the skilled nursing facility business by the end of 2017. See “—Risk Factors—Risks Relating to our Proposed Exit from the Skilled Nursing Facility Business.”

Selected Nursing Center Division Operating Data

The following table sets forth certain operating and financial data for the nursing center division (dollars in thousands, except statistics):

	Year ended December 31,
	2016	2015	2014
Revenues	$1,087,936	$1,092,075	$1,062,549
Segment EBITDAR	$127,342	$149,364	$150,916
Facilities in operation at end of period:
Nursing centers:
Owned or leased	87	86	86
Managed	4	4	4
Assisted living facilities	7	7	7
Licensed beds at end of period:
Nursing centers:
Owned or leased	11,083	11,050	11,050
Managed	485	485	485
Assisted living facilities	380	375	375
Patient days (1)	3,380,657	3,411,225	3,457,503
Revenues per patient day (1)	$322	$320	$307
Average daily census (1)	9,237	9,346	9,473
Admissions (1)	38,402	39,002	38,772
Occupancy % (1)	77.4	79.4	80.7
Medicare average length of stay (1,2)	27.7	28.7	29.6
Assets at end of period	$491,506	$494,066	$513,603
Capital expenditures:
Routine	$17,377	$18,781	$20,976
Development	$5,935	$11,746	$3,170

(1)	Excludes managed facilities.
(2)	Computed by dividing total Medicare discharge patient days by total Medicare discharges.

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

The following table sets forth the approximate percentages of nursing center revenues and patient days derived from the payor sources indicated:

	Year ended December 31,
	2016	2015	2014
Revenue mix %:
Medicare	30.6	30.9	32.0
Medicaid	37.6	38.6	39.6
Medicare Advantage	7.2	8.3	8.4
Medicaid Managed	8.9	6.1	4.1
Private and other	15.7	16.1	15.9

Patient day mix % (1):
Medicare	15.5	15.9	16.4
Medicaid	50.2	52.0	54.5
Medicare Advantage	5.0	5.9	5.8
Medicaid Managed	13.1	9.8	7.0
Private and other	16.2	16.4	16.3

(1)	Excludes managed facilities.

For the year ended December 31, 2016, revenues of the nursing center division totaled approximately $1.1 billion or 15% of our total revenues (before eliminations). For more information regarding the reimbursement for our nursing center services, see “—Governmental Regulation—Nursing Center Division—Overview of Nursing Center Division Reimbursement.”

Nursing Center Facilities

The following table lists by state the number of nursing centers and assisted living facilities and related licensed beds we operated as of December 31, 2016:

		Number of facilities
State	Licensed beds	Owned by us	Leased from Ventas (2)	Leased from other parties	Managed	Total
Arizona	220	-	-	2	-	2
California	2,093	4	4	10	-	18
Colorado	108	-	1	-	-	1
Georgia (1)	162	-	1	-	-	1
Idaho	584	1	6	-	-	7
Indiana	2,421	7	8	2	-	17
Kentucky (1)	197	1	1	-	-	2
Maine	107	-	-	2	-	2
Massachusetts (1)	2,112	1	2	11	3	17
Montana (1)	276	-	2	-	-	2
Nevada	160	-	-	1	-	1
New Hampshire (1)	290	-	1	-	-	1
North Carolina (1)	297	-	3	-	-	3
Ohio (1)	854	7	-	-	-	7
Tennessee (1)	668	4	-	1	-	5
Texas	405	3	-	-	-	3
Vermont (1)	294	-	1	-	1	2
Virginia (1)	432	-	3	1	-	4
Washington (1)	268	-	3	-	-	3
Totals	11,948	28	36	30	4	98

(1)	These states have CON regulations. See “—Governmental Regulation—Federal, State and Local Regulations.”
(2)	See “—Master Lease Agreements.”

Nursing Center Division Management and Operations

Each of our nursing centers is managed by a state-licensed executive director who is supported by other professional personnel, including, but not limited to, a director of nursing, nursing assistants, licensed practical nurses, staff development coordinator, activities director, social services director, clinical liaisons, admissions coordinator, and business office manager. The directors of nursing are state-licensed nurses who supervise our nursing staffs, which include (but are not limited to) registered nurses, licensed practical nurses, and nursing assistants. Staff size and composition vary depending on the size and occupancy of each nursing center, the types of services provided and the acuity level of the patients and residents. The nursing centers contract with physicians who provide medical director services and serve on performance improvement committees. We provide our nursing centers with centralized administrative services in the areas of information systems, clinical operations, regulatory guidance, reimbursement guidance, state licensing, and Medicare and Medicaid certification, and maintenance support, as well as legal, finance, accounting, purchasing, human resources management, and facilities management support. The centralization of these services improves operating efficiencies, promotes the standardization of certain processes, and permits our healthcare staff to focus on the delivery of quality care.

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

The nursing center division provides training programs for nursing center executive directors, business office and other department managers, nurses and nursing assistants, and district nursing professionals. These programs are designed to maintain high levels of quality patient and resident care, with a focus on federal and state regulatory compliance.

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

GOVERNMENTAL REGULATION

Medicare and Medicaid

A substantial portion of our revenues are derived from patients covered by the Medicare and Medicaid programs. Medicare is a federal program that provides certain hospital and medical insurance benefits to persons age 65 and over and certain disabled persons. Medicaid is a medical assistance program administered by each state, funded with federal and state funds pursuant to which healthcare benefits are available to certain indigent or disabled patients. Within the Medicare and Medicaid statutory framework, there are substantial areas subject to administrative rulings, interpretations, and discretion that may affect payments made under those programs.

We have been, and could be in the future, materially adversely affected by the continuing efforts of governmental and private third party payors to contain healthcare costs. We cannot assure you that reimbursement payments under governmental and private third party payor programs, including Medicare supplemental insurance policies, will remain at levels comparable to present levels or will be sufficient to cover the costs allocable to patients eligible for reimbursement pursuant to these programs. Medicare reimbursement in LTAC hospitals, IRFs, nursing centers, home health, and hospice is subject to fixed payments under the Medicare prospective payment systems. In accordance with Medicare laws, CMS makes annual adjustments to Medicare payment rates in many prospective payment systems under what is commonly known as a “market basket update.” Each year, the Medicare Payment Advisory Commission (“MedPAC”), a commission chartered by Congress to advise it on Medicare payment issues, recommends payment policies to Congress for a variety of Medicare payment systems. Congress is not obligated to adopt MedPAC recommendations and based on previous years, there can be no assurance that Congress will adopt MedPAC’s recommendations in any given year. Medicaid reimbursement rates in many states in which we operate nursing centers also are based upon fixed payment systems. Generally, these rates are adjusted annually for inflation. However, those adjustments may not reflect actual increases of the cost of providing healthcare services. In addition, Medicaid reimbursement can be impacted negatively by state budgetary pressures, which may lead to reduced reimbursement or delays in receiving payments. Moreover, we cannot assure you that the facilities operated by us, or the provision of goods and services offered by us, will meet the requirements for participation in such programs.

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

The ACA also provides for: (1) reductions to the annual market basket payment updates for LTAC hospitals, IRFs, home health agencies, and hospice providers, which could result in lower reimbursement than in the preceding year; (2) additional annual “productivity adjustment” reductions to the annual market basket payment update as determined by CMS for LTAC hospitals, IRFs, and nursing centers (beginning in federal fiscal year 2012), home health agencies (beginning in federal fiscal year 2015), and hospice providers (beginning in federal fiscal year 2013); (3) new transparency, reporting, and certification requirements for skilled nursing facilities, including disclosures regarding organizational structure, officers, directors, trustees, managing employees, and financial, clinical, and other related data; (4) a quality reporting system for hospitals (including LTAC hospitals and IRFs) beginning in federal fiscal year 2014; and (5) reductions in Medicare payments to hospitals (including LTAC hospitals and IRFs) beginning in federal fiscal year 2014 for failure to meet certain quality reporting standards or to comply with standards in new value-based purchasing demonstration project programs.

Further, the ACA mandates changes to home health and hospice benefits under Medicare. For home health, the ACA mandates creation of a value-based purchasing program, development of quality measures, a decrease in home health reimbursement beginning with federal fiscal year 2014 that is being phased-in over a four-year period, a reduction in the outlier cap, and reinstates a 3% add-on payment for home health services delivered to residents in rural areas on or after April 1, 2010 and before January 1, 2016. In addition, the ACA requires the Secretary of HHS to test different models for delivery of care, some of which would involve home health services. It also requires the Secretary to establish a national pilot program for integrated care for patients with certain conditions, bundling payment for acute hospital care, physician services, outpatient hospital services (including emergency department services), and post-acute care services, which would include home health. The ACA further directed the Secretary of HHS to rebase payments for home health, which resulted in a decrease in home health reimbursement that began in 2014 and is being phased-in over a four-year period. The Secretary is also required to conduct a study to evaluate costs and quality of care among efficient home health agencies regarding access to care and treating Medicare beneficiaries with varying severity levels of illness and provide a report to Congress.

Potential efforts in the U.S. Congress to repeal, amend, modify, or retract funding for various aspects of the ACA create additional uncertainty about the ultimate impact of the ACA on us and the healthcare industry.

The healthcare reforms and changes resulting from the ACA (including any repeal, amendment, modification or retraction thereof), as well as other similar healthcare reforms, including any potential change in the nature of services we provide, the methods or amount of payment we receive for such services, and the underlying regulatory environment, could have a material adverse effect on our business, financial position, results of operations, and liquidity.

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

See “—Risk Factors—Risks Relating to Reimbursement and Regulation of Our Business—Healthcare reform has initiated significant changes to the United States healthcare system” and “—Risk Factors—Risks Relating to Reimbursement and Regulation of Our Business—Changes in the reimbursement rates or methods or timing of payment from third party payors, including the Medicare and Medicaid programs, or the implementation of other measures to reduce reimbursement for our services and products could result in a substantial reduction in our revenues and operating margins.”

LTAC Legislation

As part of the SGR Reform Act enacted in 2013, Congress adopted various legislative changes impacting LTAC hospitals (the “LTAC Legislation”). The LTAC Legislation creates new Medicare criteria and payment rules for LTAC hospitals.

Medicare payments to LTAC hospitals are now based upon one of two methods: (1) LTAC PPS, or (2) a site-neutral formula based upon the lesser of what a short-term acute care hospital would be paid, or estimated cost. CMS classifies LTAC hospitals as a distinct provider type, separate from short-term acute care hospitals. Only providers certified as LTAC hospitals may be paid under the LTAC PPS system. CMS regulations classify LTAC hospital patients into diagnostic categories called Medicare Severity Diagnosis Related Groups (“MS-LTC-DRGs”). LTAC PPS is based upon discharged-based MS-LTC-DRGs similar to the prospective payment system used to pay general short-term acute care hospitals (“IPPS”).

Under the new criteria set forth in the LTAC Legislation, LTAC hospitals treating patients with at least a three-day prior stay in an acute care hospital intensive care unit and patients on prolonged mechanical ventilation admitted from an acute care hospital will continue to receive payment under LTAC PPS. Other patients will continue to have access to LTAC care, whether they are admitted to LTAC hospitals from acute care hospitals or directly from other settings or the community, and in such cases, LTAC hospitals will be paid at a site-neutral rate for these patients, based on the lesser of per diem Medicare rates paid for patients with the same diagnoses under IPPS or an estimate of cost. We expect the majority of these site-neutral payments will be materially less than the payments provided under LTAC PPS.

The effective date of the new patient criteria was October 1, 2015, tied to each individual LTAC hospital’s cost reporting period, followed by a two-year phase-in period. During the phase-in period, payment for patients receiving the site-neutral rate is based 50% on LTAC PPS and 50% on the site neutral rate. CMS estimates an overall net reduction in Medicare revenue of 4.6% for hospitals receiving this 50/50 blended reimbursement. The majority of our TC hospitals (which are certified as LTAC hospitals under the Medicare program) have a cost reporting period starting on September 1 of each year, and thus the phase-in of new patient criteria did not begin for a majority of our TC hospitals until September 1, 2016, and full implementation of the new criteria will not occur until September 1, 2018.

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

The new patient criteria imposed by the LTAC Legislation reduces the population of patients eligible for reimbursement under LTAC PPS and changes the basis upon which we are paid for other patients. In addition, the LTAC Legislation is subject to additional governmental regulations and the interpretation and enforcement of those regulations. The LTAC Legislation, the implementation of new patient criteria, changes in referral patterns, and other associated elements has had, and will continue to have, an adverse effect on our business, financial position, results of operations, and liquidity.

See “—Risk Factors—Risks Relating to Reimbursement and Regulation of Our Business—The implementation of new patient criteria for LTAC hospitals under the LTAC Legislation reduces the population of patients eligible for reimbursement under LTAC PPS and changes the basis upon which we are paid for other patients, which has had, and will continue to have, an adverse affect on our business, revenues and profitability.”

25 Percent Rule. CMS has regulations governing payments to a LTAC hospital that is co-located with another hospital (a “HIH”). The rules generally limit Medicare payments to the HIH if the Medicare admissions to the HIH from its co-located hospital exceed 25% of the total Medicare discharges for the HIH’s cost reporting period (the “25 Percent Rule”). There are limited exceptions for admissions from rural, urban single, or a “MSA Dominant hospital” that generates more than 25% of the Medicare discharges in a metropolitan statistical area (“MSA”). Patients transferred after they have reached the short-term acute care outlier payment status are not counted toward the admission threshold. Patients admitted prior to meeting the admission threshold, as well as Medicare patients admitted from a non co-located hospital, are eligible for the full payment under LTAC PPS. If the HIH’s admissions from the co-located hospital exceed the limit in a cost reporting period, Medicare will pay the lesser of: (1) the amount payable under LTAC PPS; or (2) the amount payable under IPPS, which will likely reduce our revenues for such admissions. At December 31, 2016, we operated 16 HIHs with 582 licensed beds.

In 2007, CMS issued regulatory changes regarding Medicare reimbursement for LTAC hospitals which expanded the 25 Percent Rule to all LTAC hospitals, regardless of whether they are a HIH. Under these regulations, all LTAC hospitals were to be paid LTAC PPS rates for admissions from a single referral source up to 25% of aggregate Medicare admissions. Patients reaching high cost outlier status in the short-term hospital were not to be counted when computing the 25% limit. Admissions beyond the 25% threshold were to be paid at lower IPPS rates.

Since 2007, various legislative enactments have created moratoriums on the expansion of the 25 Percent Rule to freestanding LTAC hospitals. The LTAC Legislation extends the moratorium on the expansion of the 25 Percent Rule to LTAC hospitals certified prior to October 1, 2004 for four years. LTAC hospitals certified after October 1, 2004 continue to be ineligible for relief from the 25 Percent Rule. Freestanding LTAC hospitals will not be subject to the 25 Percent Rule payment adjustment until cost reporting periods beginning on or after July 1, 2016. The 21st Century Cures Act, enacted December 13, 2016, further extended the moratorium on the application of the 25 Percent Rule until October 1, 2017. Generally, until that time: (1) LTAC hospitals may admit up to 50% of their patients from a co-located hospital and still be paid according to LTAC PPS; and (2) LTAC hospitals that are co-located with an urban single hospital or a MSA Dominant hospital may admit up to 75% of their patients from such urban single or MSA Dominant hospital and still be paid according to LTAC PPS. The LTAC Legislation further provides that co-located LTAC hospitals certified on or before September 30, 1995 are exempt from the provisions of the 25 Percent Rule. The Secretary of HHS has issued a report to Congress indicating that it will continue to consider whether to further modify or extend the 25 Percent Rule.

25-day Average Length of Stay Requirement. The LTAC Legislation also changes the 25-day average length of stay requirement for LTAC hospitals. To maintain certification under LTAC PPS, the average length of stay of Medicare patients must be greater than 25 days. Under the LTAC Legislation, the Medicare 25-day average length of stay rule remains in effect but does not apply to patients receiving the site-neutral rate or to Medicare Advantage patients.

Bundled Payment Programs

The Comprehensive Care for Joint Replacement Bundled Payment Program.  CMS announced the final Comprehensive Care for Joint Replacement bundled payment program on November 16, 2015 (the “CJR Program”). The CJR Program implements a mandatory payment model in which acute care hospitals in designated MSAs are responsible for total spending for all inpatient care provided in connection with a lower extremity joint replacement or reattachment procedure, as well as for all spending related to care provided within a 90-day episode of care following discharge from such hospital. All providers will continue to receive fee-for-service payments under existing payment systems and total episode payments will subsequently be reconciled against a target price. The CJR Program will test this payment model over five performance periods between April 1, 2016 and December 31, 2020 to see if Medicare expenditures can be reduced while at the same time improving care coordination and preserving or enhancing the quality of care provided to Medicare beneficiaries.

Expansion to Cardiac and Other Orthopedic Services.  CMS announced an expansion of the mandatory bundled payment program to cardiac and other orthopedic episode payment models on December 20, 2016. This bundled payment expansion implements a mandatory payment model in which acute care hospitals in designated MSAs are responsible for total spending for all inpatient care provided in connection with acute myocardial infarction, coronary artery bypass graft, and surgical hip/femur fracture treatment, as well as for all spending related to care provided within a 90-day episode of care following discharge from such hospital. All providers will continue to receive fee-for-service payments under existing payment systems and total episode payments will subsequently be reconciled against a target price. The bundled payment expansion will test this payment model over five performance periods between July 1, 2017 and December 31, 2021 to see if Medicare expenditures can be reduced while at the same time improving care coordination and preserving or enhancing the quality of care provided to Medicare beneficiaries.

The Medicare Access and CHIP Reauthorization Act of 2015

The Medicare Access and CHIP Reauthorization Act of 2015 (“MACRA”) was signed into law on April 16, 2015. Among other items, MACRA: (1) permanently replaces the sustainable growth rate (“SGR”) formula previously used to determine updates to Medicare physician reimbursement, replacing these updates with quality and value measurements and participation in alternate payment models; (2) extends the Medicare Part B outpatient therapy cap exception process until December 31, 2017; (3) extends the 3% add-on payment for home health services delivered to residents in rural areas until December 31, 2017; and (4) sets payment updates for post-acute providers at 1% after other adjustments required by the ACA for 2018.

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

In the ordinary course of our business, we are regularly subject to inquiries, investigations, and audits by federal and state agencies that oversee applicable healthcare program participation and payment regulations. Audits may include enhanced medical necessity reviews pursuant to the Medicare, Medicaid, and the SCHIP Extension Act of 2007 and audits under the CMS Recovery Audit Contractor (“RAC”) program and other similar programs.

We believe that the regulatory environment surrounding most segments of the healthcare industry remains intense. Federal and state governments continue to impose intensive enforcement policies that result in a significant number of inspections, citations of regulatory deficiencies, and other regulatory penalties. This includes demands for refund of overpayments, terminations from the Medicare and Medicaid programs, bars on Medicare and Medicaid payments for new admissions, and civil monetary penalties. These enforcement policies, along with the costs incurred to respond to and defend reviews, audits, and investigations, could have a material adverse effect on our business, financial position, results of operations, and liquidity. We vigorously contest such penalties where appropriate; however, these cases can involve significant legal and other expenses and consume our resources.

Section 1877 of the Social Security Act, commonly known as the “Stark Law,” provides that a physician may not refer a Medicare or Medicaid patient for a “designated health service” to an entity with which the physician or an immediate family member has a financial relationship unless the financial arrangement meets an exception under the Stark Law or its regulations. Designated health services include inpatient and outpatient hospital services, physical, occupational, and speech therapy, durable medical equipment, prosthetics, orthotics and supplies, diagnostic imaging, enteral and parenteral feeding and supplies, home health services, and clinical laboratory services. Under the Stark Law, a “financial relationship” is defined as an ownership or investment interest or a compensation arrangement. If such a financial relationship exists and does not meet a Stark Law exception, the entity may not submit or claim payment under the Medicare or Medicaid programs or collect from the patient or other payor. Many of the compensation arrangement exceptions permit referrals if, among other things, the arrangement is set forth in a written agreement signed by the parties, the compensation to be paid is set in advance, is consistent with fair market value, and is not determined in a manner that takes into account the volume or value of any referrals or other business generated between the parties. Exceptions may have other requirements. Any funds collected for an item or service resulting from a referral that violates the Stark Law must be repaid to Medicare or Medicaid, any other third party payor, and the patient. In addition, a civil monetary penalty of up to approximately $25,000 for each service may be imposed for presenting or causing to be presented, a claim for a service rendered in violation of the Stark Law. Many states have enacted healthcare provider referral laws that go beyond physician self-referrals or apply to a greater range of services than just the health services designated under the Stark Law.

The Anti-Kickback Statute, Section 1128B of the Social Security Act (the “Anti-Kickback Statute”), prohibits the knowing and willful offer, payment, solicitation, or receipt of any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce the referral of an individual in return for recommending or arranging for the referral of an individual for any item or service payable under any federal healthcare program, including Medicare or Medicaid. The OIG has issued regulations that create “safe harbors” for certain conduct and business relationships that are deemed protected under the Anti-Kickback Statute. In order to receive safe harbor protection, all of the requirements of a safe harbor must be met. The fact that a given business arrangement does not fall within one of these safe harbors, however, does not render the arrangement per se illegal. Business arrangements of healthcare service providers that fail to satisfy the applicable safe harbor criteria, if investigated, will be evaluated based upon all facts and circumstances and risk increased scrutiny and possible sanctions by enforcement authorities. The Anti-Kickback Statute is a criminal statute, with penalties of up to $25,000, up to five years in prison, or both. The OIG can pursue a civil claim for violation of the Anti-Kickback Statute under the Civil Monetary Penalty Statute of up to approximately $75,000 per claim and up to three times the amount received from the government for the items or services. We believe that business practices of providers and financial relationships between providers have become subject to increased scrutiny as healthcare reform efforts continue on the federal and state levels. State Medicaid programs are required to enact an anti-kickback statute. Many states have adopted or are considering similar legislative proposals, some of which extend beyond the Medicaid program, to prohibit the payment or receipt of remuneration for the referral of patients regardless of the source of payment for the care.

The U.S. Department of Justice (the “DOJ”) may bring an action under the federal False Claims Act (the “FCA”) alleging that a healthcare provider has defrauded the government by submitting a claim for items or services not rendered as claimed, which may include coding errors, billing for services not provided, and submitting false or erroneous cost reports. The Fraud Enforcement and Recovery Act of 2009 expanded the scope of the FCA by, among other things, creating liability for knowingly and improperly avoiding repayment of an overpayment received from the government and broadening protections for whistleblowers. The ACA clarifies that if an item or service is provided in violation of the Anti-Kickback Statute, the claim submitted for those items or services is a false claim that may be prosecuted under the FCA as a false claim. Civil penalties under the FCA range from approximately $10,000 to $25,000 for each claim and up to three times of the amount claimed. Under the qui tam or “whistleblower” provisions of the FCA, a private individual with knowledge of fraud may bring a claim on behalf of the federal government and receive a percentage of the federal government’s recovery. Due to these whistleblower incentives, lawsuits have become more frequent.

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

Various states in which we operate hospitals, IRFs and nursing centers have established minimum staffing requirements or may establish minimum staffing requirements in the future. Our ability to satisfy such staffing requirements depends upon our ability to attract and retain qualified healthcare professionals, including nurses, certified nurse’s assistants, therapists, and other staff. Failure to comply with such minimum staffing requirements may result in the imposition of fines or other sanctions. If states do not appropriate sufficient additional funds to pay for any additional operating costs resulting from such minimum staffing requirements, our profitability may be materially adversely affected.

The International Classification of Diseases (“ICD”) is a classification system for diseases and signs, symptoms, abnormal findings, complaints, social circumstances, and external causes of injury or diseases promulgated by the World Health Organization. We, like all healthcare providers, payors, and vendors are required to report medical diagnoses under ICD-10 diagnosis codes. If claims are not reported properly under ICD-10, there can be a delay in the processing and payment of such claims or a denial of such claims, which can have a material adverse effect on our business, financial position, results of operations, and liquidity.

HIPAA Privacy and Security Laws and Regulations. The federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), among other things, broadened the scope of existing fraud and abuse laws. It also mandated the adoption of administrative simplification regulations aimed at standardizing transaction formats and billing codes for documenting medical services, handling claims submissions, and protecting the privacy and security of individually identifiable health information. HIPAA regulations that standardize transactions and code sets require standard formatting for healthcare providers, like us, that submit claims electronically. We are now required to use ICD-10 code sets for diagnoses and procedures on electronic claims forms, necessitating greater specificity in our coding and documentation practices.

Many federal and state laws regulate how we handle certain patient health information and restrict the use and disclosure of that information, including medical and billing records. The HIPAA regulations apply to “protected health information,” defined generally as individually identifiable health information transmitted or maintained in any form or medium. The HIPAA privacy regulations provide individuals with the right to access, amend, and obtain an accounting of their own health information and restrict how and for what purposes we use and disclose that information. We are required to limit our disclosures to only the minimum amount information reasonably necessary to accomplish the intended purpose.
HIPAA’s security regulations require us to safeguard the confidentiality, integrity, and availability of electronic protected health information that we create, receive, maintain, or transmit. We must protect against reasonably anticipated threats or hazards to the security of such information and against the unauthorized use or disclosure of such information. HIPAA provides for the imposition of civil and criminal penalties if protected health information is improperly used or disclosed.

The Health Information Technology for Economic and Clinical Health Act of 2009 (the “HITECH Act”) strengthened HIPAA enforcement provisions and authorized state attorneys general to bring civil actions for HIPAA violations. It permits HHS to impose penalties even if we did not know or reasonably could not have known about the violation and increases civil monetary penalty amounts up to $50,000 per violation with a maximum of $1.5 million in a calendar year for violations of the same requirement. The HITECH Act also authorizes HHS to conduct audits of HIPAA compliance. On January 25, 2013, HHS published a final omnibus regulation implementing the HITECH Act changes (the “Omnibus Rule”). The Omnibus Rule extended certain privacy and security regulations to business associates and their subcontractors that handle protected health information and imposed new requirements on HIPAA business associate contracts. The Omnibus Rule also clarified a covered entity’s notification and reporting requirements in the event of a breach of unsecured protected health information. This reporting obligation supplements state laws that also may require notification in the event of a breach of personal information.

In operating our business, we may be regulated either as a covered entity or a business associate under HIPAA depending on the circumstances. We are also subject to state laws that are more restrictive than the HIPAA regulations and tort claims based on violations of privacy or failure to protect data security. We expect continued active enforcement of state and federal privacy and security laws and significant costs on our business to comply with these laws. We cannot assure you that our potential noncompliance with HIPAA, the HITECH Act, the Omnibus Rule or any other privacy and security regulations will not have a material adverse effect on our business, financial position, results of operations, and liquidity.

Certificates of need and state licensing. CON regulations control the development and expansion of healthcare services and facilities in certain states. Certain states also require regulatory approval prior to certain changes in ownership. Certain states that do not have CON programs may have other laws or regulations that limit or restrict the development or expansion of healthcare facilities. We operate hospitals in 10 states, IRFs in two states, nursing centers in 11 states, home health agencies in 12 states, and hospice agencies in seven states that require prior approval under CON programs for the development or expansion of our facilities and services. To the extent that CONs or other similar approvals are required for development or expansion of the operations of our services, either through facility development, acquisitions, expansion, or provision of new services or other changes, such development or expansion could be adversely affected by the failure or inability to obtain the necessary approvals, changes in the standards applicable to such approvals, or possible delays and expenses associated with obtaining such approvals.

We are required to obtain state licenses to operate each of our hospitals, IRFs, and nursing centers and to ensure their participation in government programs. Several states require similar licenses for home health and hospice operations. Once a hospital, IRF, or nursing center becomes licensed and operational, it must continue to comply with federal, state, and local licensing requirements in addition to local building and life-safety codes. All of our hospitals, IRFs, nursing centers, and home health and hospice operations have the necessary licenses. Failure of our hospitals, IRFs, nursing centers, and home health and hospice operations to satisfy applicable licensure and certification requirements could have a material adverse effect on our business, financial position, results of operations, and liquidity.

Kindred at Home division

General regulations. The activities of the Kindred at Home division primarily consist of the provision of home health and hospice services. The home health and hospice activities conducted through the Kindred at Home division are subject to various federal and state regulations. Many states require the entity through which the Kindred at Home division’s home health and hospice services are provided to obtain a license or certification from one or more state agencies. In addition, a substantial majority of our home health and hospice agencies achieved and/or maintain certification through one of the three private accreditation bodies: TJC, the Accreditation Commission for Health Care, and the Community Health Accreditation Program. The physicians, therapists, and other healthcare professionals employed by the Kindred at Home division are required to be individually licensed or certified pursuant to applicable state and federal laws. We have processes in place in an effort to ensure that our Kindred at Home division providers are licensed or certified in accordance with applicable federal and state laws. In addition, we require our physicians, therapists, and other employees to participate in continuing education programs. The failure to obtain, maintain, or renew required licenses or certifications by our home health and hospice agencies or the physicians, therapists, or other healthcare professionals employed through the Kindred at Home division could have a material adverse effect on our business, financial position, results of operations, and liquidity.

As noted above, the Kindred at Home division also is subject to federal and state laws that govern financial and other arrangements between healthcare providers. These laws prohibit, among other things, certain direct and indirect payments for the referral of patients, certain referrals by physicians if they or their immediate family members have a financial relationship with a home health or hospice agency or other provider, or fee-splitting arrangements between healthcare providers that are designed to induce or encourage the referral of patients to, or the recommendation of, a particular provider for medical products or services. Such laws include the Anti-Kickback Statute, the Stark Law, the FCA, and various state anti-kickback laws and physician self-referral prohibitions. In addition, some states restrict certain business relationships between physicians and ancillary service providers, and some states prohibit business corporations from providing, or holding themselves out as a provider of, medical care. Possible sanctions for violation of any of these restrictions or prohibitions include loss of licensure or eligibility to participate in Medicare, Medicaid, and other reimbursement programs, as well as civil and criminal penalties. These laws vary considerably from state to state.

Corporate Integrity Agreement—Gentiva entered into a five-year Corporate Integrity Agreement with the OIG (the “Gentiva CIA”), which became effective on February 15, 2012. The Gentiva CIA imposes certain compliance, auditing, reporting, and training requirements, which we, as a result of the Gentiva Merger, must comply. These obligations include:

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

In the event of a breach of the Gentiva CIA, we could become liable for payment of certain stipulated penalties, or our Gentiva subsidiaries could be excluded from participation in federal healthcare programs. The costs associated with compliance with the Gentiva CIA could be substantial and may be greater than we currently anticipate. Any breach or failure to comply with the Gentiva CIA, the imposition of substantial monetary penalties, or any suspension or exclusion from participation in federal healthcare programs, could have a material adverse effect on our business, financial position, results of operations, and liquidity. See “—Risk Factors—Risks Relating to Our Operations—If we fail to comply with the terms of our Corporate Integrity Agreements, we could be subject to substantial monetary penalties or suspension or exclusion from participation in the Medicare and Medicaid programs” and note 1 of the notes to consolidated financial statements.

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

We receive a standard prospective payment for home health services provided over a 60-day base period, or “episode,” of care. There is no limit to the number of episodes of care a patient may receive as long as he or she remains Medicare eligible. The base episode payment is a flat rate subject to adjustment based on differences in the expected needs of each patient and upon the geographic location of the services provided. The adjustment is determined by each patient’s categorization into one of 153 payment groups, known as home health resource groups, and the cost of care for patients in each group relative to the average patient. Payment is further adjusted for differences in local prices using the hospital wage index. The payment also is subject to retroactive adjustment in certain circumstances, including: (1) an outlier adjustment if the patient’s care was unusually costly; (2) a utilization adjustment if the number of visits to the patient was less than five; (3) a partial payment adjustment if the patient transferred to another provider during an episode; (4) an adjustment based upon the level of required therapy services; and (5) an adjustment based upon the number of episodes of care, with certain episodes of three or more receiving an increased rate.

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

MACRA extends the 3% add-on payment for home health services delivered to residents in rural areas until December 31, 2017.

Hospice. To be eligible to receive hospice care under the Medicare program, a patient must have a certified terminal condition with a life expectancy of six months or less if the illness runs it normal course. The patient must affirmatively elect hospice treatment to the exclusion of other Medicare benefits related to his or her terminal condition.

We receive payment for our hospice services under Medicare through a prospective payment system that pays an established payment rate for each day that we provide hospice services to a Medicare eligible patient. The rates we receive from Medicare are subject to annual adjustments for inflation and vary based upon the geographic location of the services provided. The rate also varies depending upon which of four established levels of care we provide to the Medicare patient: (1) “routine home care,” which is the default level paid for each day a patient is in the hospice program and does not receive one of the higher levels of care; (2) “general inpatient care,” which is paid for a brief period when a patient needs inpatient services for pain or symptom management; (3) “continuous home care,” which is home care provided during a crisis period when the patient requires intensive monitoring and nursing care; and (4) “respite care,” which allows a patient to receive inpatient care for up to five consecutive days to provide relief for the patient’s family and other caregivers from the demands of providing care. We receive a higher routine home care rate for services provided within the first 60 days of an episode of care, and may also receive a service intensity add-on payment for routine home care services provided in person during the last seven days of a patient’s life.

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

For hospice patients who receive nursing home care under certain state Medicaid programs and who elect hospice care under Medicare or Medicaid, the state must pay, in addition to the applicable Medicare or Medicaid hospice per diem rate, an amount equal to at least 95% of the Medicaid per diem skilled nursing facility rate for “room and board” furnished to the patient by the skilled nursing facility. The reduction or elimination of Medicare payments for hospice patients residing in skilled nursing facilities would significantly reduce our hospice revenues and profitability. In addition, changes in the way skilled nursing facilities are reimbursed for “room and board” services provided to hospice patients residing in skilled nursing facilities could affect our ability to obtain referrals from skilled nursing facilities. A reduction in referrals from skilled nursing facilities would adversely affect our hospice revenues and profitability.

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

Medicaid—Medicaid reimburses home health and hospice providers, physicians, and certain other healthcare providers for care provided to certain low-income patients. Reimbursement varies from state to state and is based upon a number of different systems, including cost-based, prospective payment, and negotiated rate systems. Rates are subject to multiple adjustments in different circumstances and are subject to statutory and regulatory changes and interpretations and rulings by individual state agencies. Medicaid is also the primary source of funding for the community care services provided by the Kindred at Home division.

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

Hospital division

General regulations. The hospital division is subject to various federal and state regulations. In order to receive Medicare reimbursement, each hospital must meet the applicable conditions of participation set forth by HHS relating to the type of hospital, its equipment, personnel, and standard of medical care, as well as comply with state and local laws and regulations. We have developed a management system to facilitate our compliance with these various standards and requirements. Among other things, a person is responsible at each hospital for leading an ongoing quality assessment and improvement program. Hospitals undergo periodic on-site Medicare certification surveys, which are generally limited in frequency if the hospital is accredited by TJC, which is a national organization that establishes standards relating to the physical plant, administration, quality of patient care, and operation of hospital medical staffs. As of December 31, 2016, 82 TC hospitals operated by the hospital division were certified as Medicare LTAC providers. In addition, 75 of our hospitals also were certified by their respective state Medicaid programs. Loss of certification could adversely affect a hospital’s ability to receive payments from the Medicare and Medicaid programs.

As noted above, the hospital division also is subject to federal and state laws that govern financial and other arrangements between healthcare providers. These laws prohibit, among other things, certain direct and indirect payments for the referral of patients, certain referrals by physicians if they or their immediate family members have a financial relationship with the hospital, or fee-splitting arrangements between healthcare providers that are designed to induce or encourage the referral of patients to, or the recommendation of, a particular provider for medical products or services. Such laws include the Anti-Kickback Statute, the Stark Law, and the FCA. In addition, some states restrict certain business relationships between physicians and ancillary service providers, and some states prohibit business corporations from providing, or holding themselves out as a provider of, medical care. Possible sanctions for violating any of these restrictions or prohibitions include loss of licensure or eligibility to participate in reimbursement programs, as well as civil and criminal penalties. These laws vary considerably from state to state.

Seven of our TC hospitals are owned in part by physician investors. Under amendments to the Stark Law passed in the ACA, the physician ownership percentage in a hospital to which the physician investors refer Medicare or Medicaid patients may not increase, and these hospitals may not expand their bed capacity or number of operating rooms or procedure rooms except for certain hospitals that meet stated requirements and receive permission from CMS.

Accreditation by TJC. Hospitals may also receive accreditation from TJC. Hospitals and certain other healthcare facilities generally must have been in operation at least four months to be eligible for accreditation. After conducting on-site surveys, TJC awards accreditation for up to three years to hospitals found to be in substantial compliance with TJC standards. Accredited hospitals also are periodically resurveyed, at the option of TJC, upon a major change in facilities or organization and after a merger or consolidation. As of December 31, 2016, all of the TC hospitals operated by the hospital division were accredited by TJC or were in the process of seeking accreditation.

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

Overview of hospital division reimbursement

Medicare reimbursement of short-term acute care hospitals—Medicare reimburses general short-term acute care hospitals under IPPS. Under IPPS, Medicare inpatient costs are reimbursed based upon a fixed payment amount per discharge using MS-LTC-DRGs. The MS-LTC-DRG payment under IPPS is based upon the national average cost of treating a Medicare patient’s condition, adjusted for regional wage variations. Although the average length of stay varies for each MS-LTC-DRG, we believe that the average stay for all Medicare patients subject to IPPS is approximately five days. An additional outlier payment is made for patients with higher treatment costs but these payments are designed only to cover marginal costs. Hospitals that are certified by Medicare as LTAC hospitals are excluded from IPPS.

Medicare reimbursement of LTAC hospitals—Since October 2002, the Medicare payment system for LTAC hospitals has been based upon LTAC PPS, a prospective payment system specifically for LTAC hospitals. LTAC PPS maintains LTAC hospitals as a distinct provider type, separate from short-term acute care hospitals. Only providers certified as LTAC hospitals may be paid under this system. As of December 31, 2016, all of our TC hospitals were certified as LTAC hospitals. To maintain certification under LTAC PPS, the average length of stay of Medicare patients must be greater than 25 days. Under the LTAC Legislation, the Medicare 25-day average length of stay rule remains in effect but does not apply to patients receiving the site neutral rate or to Medicare Advantage patients.

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

LTAC PPS provides for an adjustment for differences in area wages resulting from salary and benefit variations. There also are additional rules for payment for patients who are transferred from an LTAC hospital to another healthcare setting and are subsequently readmitted to the LTAC hospital. The LTAC PPS payment rates also are subject to annual adjustments.

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

The effective date of the new patient criteria was October 1, 2015, tied to each individual LTAC hospital’s cost reporting period, followed by a two-year phase-in period. During the phase-in period, payment for patients receiving the site-neutral rate is based 50% on LTAC PPS and 50% on the site neutral rate. CMS estimates an overall net reduction in Medicare revenue of 4.6% for hospitals receiving this 50/50 blended reimbursement. The majority of our TC hospitals (which are certified as LTAC hospitals under the Medicare program) have a cost reporting period starting on September 1 of each year, and thus the phase-in of new patient criteria did not begin for a majority of our TC hospitals until September 1, 2016, and full implementation of the new criteria will not occur until September 1, 2018.

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

The new patient criteria imposed by the LTAC Legislation reduces the population of patients eligible for reimbursement under LTAC PPS and changes the basis upon which we are paid for other patients. In addition, the LTAC Legislation is subject to additional governmental regulations and the interpretation and enforcement of those regulations. The LTAC Legislation, the implementation of new patient criteria, changes in referral patterns, and other associated elements has had, and will continue to have, an adverse effect on our business, financial position, results of operations, and liquidity.

See “—Risk Factors—Risks Relating to Reimbursement and Regulation of Our Business—The implementation of new patient criteria for LTAC hospitals under the LTAC Legislation reduces the population of patients eligible for reimbursement under LTAC PPS and changes the basis upon which we are paid for other patients, which has had, and will continue to have, an adverse affect on our business, revenues and profitability.”

Satellite Facilities. Medicare regulations require that when two or more hospital facilities share the same provider number and are considered to be a single hospital, the “remote” or “satellite” facility must meet certain criteria with respect to the “main” facility. These criteria relate largely to demonstrating a high level of integration between the two facilities. If the criteria are not met, each facility would need to meet all Medicare requirements independently, including, for example, the minimum average length of patient stay for LTAC hospital qualification. It is advantageous for certain satellite facilities that may not independently be able to meet these Medicare requirements to maintain provider-based status so that they will be reimbursed under LTAC PPS. If CMS determines that facilities claiming to be provider-based (and being reimbursed accordingly) do not meet the integration requirements of the regulations, CMS may recover the amount of any excess reimbursements based upon that claimed status. We have 35 hospitals that share a Medicare provider number, and the failure of any one or more of them to meet the provider-based status regulations could materially and adversely affect our business, financial position, results of operations, and liquidity.

25 Percent Rule. CMS has regulations governing payments to a LTAC hospital that is a HIH. The rules generally limit Medicare payments to the HIH if the Medicare admissions to the HIH from its co-located hospital exceed 25% of the total Medicare discharges for the HIH’s cost reporting period, known as the 25 Percent Rule. There are limited exceptions for admissions from rural, urban single, and MSA Dominant hospitals. Patients transferred after they have reached the short-term acute care outlier payment status are not counted toward the admission threshold. Patients admitted prior to meeting the admission threshold, as well as Medicare patients admitted from a non co-located hospital, are eligible for the full payment under LTAC PPS. If the HIH’s admissions from the co-located hospital exceed the limit in a cost reporting period, Medicare will pay the lesser of: (1) the amount payable under LTAC PPS; or (2) the amount payable under IPPS, which will likely reduce our revenues for such admissions. At December 31, 2016, we operated 16 HIHs with 582 licensed beds.

In 2007, CMS issued regulatory changes regarding Medicare reimbursement for LTAC hospitals which expanded the 25 Percent Rule to all LTAC hospitals, regardless of whether they are a HIH. Under these regulations, all LTAC hospitals were to be paid LTAC PPS rates for admissions from a single referral source up to 25% of aggregate Medicare admissions. Patients reaching high cost outlier status in the short-term hospital were not to be counted when computing the 25% limit. Admissions beyond the 25% threshold were to be paid at lower IPPS rates.

Since 2007, various legislative enactments have created moratoriums on the expansion of the 25 Percent Rule to freestanding LTAC hospitals. The LTAC Legislation extends the moratorium on the expansion of the 25 Percent Rule to LTAC hospitals certified prior to October 1, 2004 for four years. LTAC hospitals certified after October 1, 2004 continue to be ineligible for relief from the 25 Percent Rule. Freestanding LTAC hospitals will not be subject to the 25 Percent Rule payment adjustment until cost reporting periods beginning on or after July 1, 2016. The 21st Century Cures Act, enacted December 13, 2016, further extended the moratorium on application of the 25 Percent Rule until October 1, 2017. Generally, until that time: (1) LTAC hospitals may admit up to 50% of their patients from a co-located hospital and still be paid according to LTAC PPS; and (2) LTAC hospitals that are co-located with an urban single hospital or a MSA Dominant hospital may admit up to 75% of their patients from such urban single or MSA Dominant hospital and still be paid according to LTAC PPS. The LTAC Legislation further provides that co-located LTAC hospitals certified on or before September 30, 1995 are exempt from the provisions of the 25 Percent Rule. The Secretary of HHS has issued a report to Congress indicating that it will continue to consider whether to further modify or extend the 25 Percent Rule.

Development Moratorium. The LTAC Legislation imposes a moratorium from April 1, 2014 through September 30, 2017 on the establishment and classification of new LTAC hospitals, LTAC satellite facilities, and LTAC beds in existing LTAC hospitals or satellite hospitals, subject to certain exceptions. LTAC hospitals or satellite facilities are exempt if, as of April 1, 2014, such facility had: (1) begun its qualifying period for payment as a LTAC hospital; (2) a binding written contract with an outside, unrelated party for the development of a LTAC hospital or satellite facility and has expended at least 10% of the estimated cost of the project or, if less, $2.5 million; or (3) obtained an approved CON. This moratorium limits our ability to increase LTAC bed capacity, expand into new areas, or increase bed capacity in existing markets that we serve.

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

On August 2, 2016, CMS issued final regulations regarding Medicare reimbursement for LTAC hospitals for federal fiscal year beginning October 1, 2016. Included in the final regulations are: (1) a market basket increase to the standard federal payment rate of 2.8%; (2) offsets to the standard federal payment rate by the ACA of: (a) 0.3% to account for the effect of a productivity adjustment, and (b) 0.75% as required by the statute; (3) a wage level budget neutrality factor of 0.999593 applied to the adjusted standard federal payment rate; (4) adjustments to area wage indexes; and (5) an increase in the high cost outlier threshold per discharge to $21,943. The final rule also implements a new regulation to consolidate existing 25 Percent Rule requirements.

The 21st Century Cures Act, enacted December 13, 2016, further extended the moratorium on application of the 25 Percent Rule until October 1, 2017.

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

Medicaid reimbursement of LTAC hospitals—The Medicaid program is designed to provide medical assistance to individuals unable to afford care. Medicaid payments are made under a number of different systems, which include cost-based reimbursement, prospective payment systems, or programs that negotiate payment levels with individual hospitals. Medicaid programs are subject to statutory and regulatory changes, administrative rulings, interpretations of policy by state agencies, and certain government funding limitations, all of which may increase or decrease the level of payments to our hospitals.

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

In addition, certain third parties, known as conveners, offer patient placement and care transition services to managed care companies, Medicare Advantage plans, bundled payment participants, accountable care organizations, and other healthcare providers as part of an effort to manage PAC utilization and associated costs. Thus, conveners influence patient decision on which PAC setting to choose, as well as how long to remain in a particular PAC facility. Given their focus on perceived financial savings, conveners customarily suggest that patients avoid higher cost PAC settings altogether or move as soon as practicable to lower cost PAC settings. However, conveners are not healthcare providers and may suggest a PAC setting or duration of care that may not be appropriate from a clinical perspective. Conveners may suggest that patients select alternate care settings to our TC hospitals, IRFs, nursing centers, or home health and hospice locations or otherwise suggest shorter lengths of stay in such settings. Efforts by conveners to avoid our care settings or suggest shorter lengths of stay in our care settings could have a material adverse effect on our business, financial position, results of operations, and liquidity.

Kindred Rehabilitation Services division

General regulations. The Kindred Rehabilitation Services division is subject to various federal and state regulations. Therapists, nurses, and other healthcare professionals that we employ are required to be individually licensed or certified pursuant to applicable state and federal laws. We have processes in place in an effort to ensure that our therapists, nurses, and other healthcare professionals are licensed or certified in accordance with applicable federal and state laws. In addition, we require our clinicians and other employees to participate in continuing education programs. The failure of a therapist, nurse, or other healthcare professional to obtain, maintain, or renew required licenses or certifications could adversely affect a customer’s and our operations, including negatively impacting our financial results.

As noted above, the Kindred Rehabilitation Services division is subject to federal and state laws that govern financial and other arrangements between healthcare providers. These laws prohibit, among other things, certain direct and indirect payments or fee-splitting arrangements between healthcare providers that are designed to induce or encourage the referral of patients to, or the recommendation of, a particular provider for medical products or services. Such laws include the Anti-Kickback Statute, the Stark Law, and the FCA discussed previously and various state anti-kickback laws and physician self-referral prohibitions. In addition, some states restrict certain business relationships between physicians and ancillary service providers. Some states also prohibit for-profit corporations from providing rehabilitation services through therapists who are directly employed by the corporation or otherwise providing, or holding themselves out as a provider of, clinical care. Possible sanctions for violation of any of these restrictions or prohibitions include loss of eligibility to contract with nursing centers, hospitals, and other providers participating in Medicare, Medicaid, and other federal healthcare programs, as well as civil and criminal penalties. These laws vary considerably from state to state.

Our IRFs are subject to additional federal and state regulations. In order to receive Medicare reimbursement, each IRF must meet the applicable conditions of participation set forth by HHS relating to the type of hospital, its equipment, personnel, and standard of medical care, as well as comply with state and local laws and regulations. We have developed a management system to facilitate compliance with these various standards and requirements. Among other things, each IRF has an individual who is responsible for leading an ongoing quality assessment and improvement program. As of December 31, 2016, 19 IRFs operated by the Kindred Rehabilitation Services division were certified by Medicare as an IRF provider. In addition, 14 of our IRFs also were certified by their respective state Medicaid programs. Loss of certification could adversely affect an IRF’s ability to receive payments from the Medicare and Medicaid programs.

Accreditation by TJC and the Commission on Accreditation of Rehabilitation Facilities. IRFs may receive accreditation from TJC. IRFs generally must have been in operation at least four months to be eligible for accreditation by TJC. After conducting on-site surveys, TJC awards accreditation for up to three years to IRFs found to be in substantial compliance with TJC standards. Accredited IRFs are periodically resurveyed, at the option of TJC, upon a major change in facilities or organization and after a merger or consolidation. As of December 31, 2016, all of the IRFs operated by the Kindred Rehabilitation Services division were accredited by TJC.

IRFs and other healthcare facilities are also eligible to apply for accreditation by the Commission on Accreditation of Rehabilitation Facilities (“CARF”). CARF accreditation focuses on continuous quality improvement, patient engagement with person-focused standards and an individualized approach to service and outcomes. Generally a provider will need 9-12 months to prepare for a CARF survey. CARF accreditations are awarded as one or three-year terms. As of December 31, 2016, we have obtained 51 three-year CARF accreditations with 12 more pending in 2017.

In addition to standard accreditations, both TJC and CARF award specialty accreditation in areas such as stroke, traumatic brain injury, spinal cord injury, pulmonary, cancer, amputation, and diabetes. Several of our programs have received specialty accreditation, including 40 for stroke, six for traumatic brain injury and four for amputation.

Peer review. Federal regulations provide that admission to and utilization of IRFs by Medicare and Medicaid patients must be reviewed by peer review organizations or quality improvement organizations in order to ensure efficient utilization of IRFs and services. Quality improvement organizations may conduct such reviews prospectively or retrospectively and may, as appropriate, recommend denial of payments for services provided to a patient. The review is subject to administrative and judicial appeals. Each IRF operated by our Kindred Rehabilitation Services division employs a clinical professional to administer the IRF’s integrated quality assurance and improvement program. Although intensifying, denials by third party utilization review organizations historically have not had a material adverse effect on the Kindred Rehabilitation Services division’s operating results.

Corporate Integrity Agreement—We entered into a five-year corporate integrity agreement with the OIG on January 11, 2016 (the “RehabCare CIA”). The RehabCare CIA imposes monitoring, auditing (including by an independent review organization), reporting, certification, oversight, screening, and training obligations with which we must comply. These obligations include:

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

In the event of a breach of the RehabCare CIA, we could become liable for payment of certain stipulated penalties, or our RehabCare subsidiaries could be excluded from participation in federal healthcare programs. The costs associated with compliance with the RehabCare CIA could be substantial and may be greater than we currently anticipate. Any breach or failure to comply with the RehabCare CIA, the imposition of substantial monetary penalties, or any suspension or exclusion from participation in federal healthcare programs, could have a material adverse effect on our business, financial position, results of operations, and liquidity. See “—Risk Factors—Risks Relating to Our Operations—If we fail to comply with the terms of our Corporate Integrity Agreements, we could be subject to substantial monetary penalties or suspension or exclusion from participation in the Medicare and Medicaid programs” and note 1 of the notes to consolidated financial statements.

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

Over the last several years, changes in regulations governing inpatient rehabilitation reimbursement have resulted in limitations on, and in some cases, reductions in, the levels of payments to IRFs. A rule known as the “60% Rule,” stipulates that to qualify as an IRF under the Medicare program a facility must show that a certain percentage of its patients are treated for at least one of a specified and limited list of medical conditions. Under the 60% Rule, any IRF that fails to meet its requirements would be subject to prospective reclassification as an acute care hospital, with lower acute care payment rates for rehabilitative services. IRFs are allowed to use a patient’s secondary medical conditions, or “comorbidities,” to determine whether a patient qualifies for inpatient rehabilitative care under the rule.

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

The ACA requires a quality reporting system for IRFs beginning in federal fiscal year 2014 in which any market basket update would be reduced by 2% for any IRF that does not meet quality reporting standards. CMS has finalized regulations that required IRFs to report measures related to, among other things, catheter-associated urinary tract infections, pressure ulcers, and unplanned readmissions.

Medicaid reimbursement of IRFs—The Medicaid program is designed to provide medical assistance to individuals unable to afford care. Medicaid payments are made under a number of different systems, which include cost-based reimbursement, prospective payment systems, or programs that negotiate payment levels with individual hospitals. Medicaid programs are subject to statutory and regulatory changes, administrative rulings, interpretations of policy by state agencies, and certain government funding limitations, all of which may increase or decrease the level of payments to our IRFs.

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

Reimbursement for therapy management and therapy services

The Kindred Rehabilitation Services division receives payment for the rehabilitation and program management services it provides to residents, patients, and customers. The basis for payment varies as more specifically set forth below. In the Kindred Hospital Rehabilitation Services segment, our (1) ARU customers generally pay a negotiated fee per discharge, a flat monthly management fee, or a combination of the two, (2) LTAC hospital customers generally pay a negotiated per patient day rate, (3) sub-acute rehabilitation customers generally pay a flat monthly fee or a negotiated fee per patient day, and (4) outpatient therapy clients typically pay a negotiated fee per unit of service. In the RehabCare segment, our customers generally pay a negotiated patient per diem rate or a negotiated fee schedule based upon the type of service rendered.

Various federal and state laws and regulations govern reimbursement to nursing centers, hospitals, and other healthcare providers participating in Medicare, Medicaid, and other federal and state healthcare programs. Though these laws and regulations may not directly apply to our Kindred Rehabilitation Services division, they do apply to our customers. If our customers fail to comply with these laws and regulations they could be subject to possible sanctions, including loss of licensure or eligibility to participate in reimbursement programs, as well as civil and criminal penalties, which could materially and adversely affect our business, financial position, results of operations, and liquidity. If our arrangements with our customers are found to violate the Anti-Kickback Statute or other fraud and abuse laws, we could be subject to criminal and civil penalties, as well as exclusion from participation in federal and state healthcare programs and potential indemnity claims by our customers. In addition, there continue to be legislative and regulatory proposals to contain healthcare costs by imposing further limits on government and private payments to healthcare service providers.

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

Since 2006, federal legislation has provided for an annual Medicare Part B outpatient therapy cap. In years since 2006, CMS has increased the amount of the therapy cap. In addition, legislation was passed that required CMS to implement a broad process for reviewing medically necessary therapy claims, creating an exception to the cap. Legislation has annually extended the Medicare Part B outpatient therapy cap exception process. MACRA further extended the therapy cap exception process until December 31, 2017 and eliminated the manual medical review process for claims above a $3,700 threshold, replacing it with a targeted review process. This review process has had an adverse effect on the provision and billing of services for patients and can negatively impact therapist productivity. Patients whose stay is not reimbursed by Medicare Part A must seek reimbursement for their therapy under Medicare Part B and are subject to the therapy cap.

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

In addition to general regulations, the nursing center division also is subject to federal and state laws that govern financial and other arrangements between healthcare providers. These laws prohibit, among other things, certain direct and indirect payments or fee-splitting arrangements between healthcare providers that are designed to induce or encourage the referral of patients to, or the recommendation of, a particular provider for medical products or services and prohibit referrals from physicians that have certain financial relationships with the provider. Such laws include the Anti-Kickback Statute, the Stark Law, and the FCA and various state anti-kickback laws and physician self-referral prohibitions. In addition, some states restrict certain business relationships between physicians and ancillary service providers and some states prohibit business corporations from providing, or holding themselves out as a provider of, medical care. Possible sanctions for violation of any of these restrictions or prohibitions include loss of licensure or eligibility to participate in reimbursement programs, as well as civil and criminal penalties. These laws vary considerably from state to state.

The failure to obtain, maintain, or renew any required regulatory approvals or licenses could adversely affect nursing center division operations, including its financial results.

Licensure and requirements for participation. The nursing centers operated and managed by the nursing center division are licensed either on an annual or bi-annual basis and generally are certified annually for participation in Medicare and Medicaid programs through various regulatory agencies that determine compliance with federal, state, and local laws. These legal requirements relate to compliance with the laws and regulations governing the operation of nursing centers, including the quality of nursing care, the qualifications of the administrative and nursing personnel, and the adequacy of the physical plant and equipment. Federal regulations determine the survey process for nursing centers that is followed by state survey agencies. The state survey agencies recommend to CMS the imposition of federal sanctions and can themselves impose state sanctions on facilities for noncompliance with certain requirements. Available sanctions include, but are not limited to, imposition of civil monetary penalties, temporary suspension of payment for new admissions, appointment of a temporary manager, suspension of payment for eligible patients and suspension or decertification from participation in the Medicare and Medicaid programs.

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

Overview of nursing center division reimbursement

Medicare—The Medicare Part A program provides reimbursement under a prospective payment system (“PPS”) for extended-care services furnished to Medicare beneficiaries who are admitted to nursing centers after at least a three-day stay in an acute care hospital. Covered services include supervised nursing care, room and board, social services, physical, speech, and occupational therapies, certain pharmaceuticals and supplies, and other necessary services provided by nursing centers. Medicare payments to our nursing centers are based upon certain resource utilization grouping (“RUG”) payment rates developed by CMS that provide various levels of reimbursement based upon patient acuity. The payments received under PPS cover substantially all services for Medicare residents.

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

On April 1, 2014, the Protecting Access to Medicare Act of 2014 was enacted, which directed CMS to create a value-based purchasing initiative applicable to nursing centers beginning October 1, 2018. The initiative will focus on a preventable hospital readmission measure to be provided on or before October 1, 2015 and corresponding preventable hospital readmission rates to be provided on or before October 1, 2016. Nursing centers will be ranked according to performance on this preventable hospital readmission rate, with corresponding incentive payments based upon such ranking. CMS also will reduce the Medicare per diem rate by 2% beginning October 1, 2018 in connection with the launch of this initiative.

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

In February 2012, the Middle Class Tax Relief Act of 2012 was enacted, which provides that certain Medicare Part B therapy services exceeding a threshold of $3,700 would be subject to a manual pre-payment medical review process effective October 1, 2012. MACRA eliminated the manual medical review process for claims above this $3,700 threshold, replacing it with a targeted review process. This review process has had an adverse effect on the provision and billing of services for patients and can negatively impact therapist productivity.

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

The nursing center division also participates in established upper payment limit programs in Indiana and Texas. These programs provide supplemental Medicaid payments to skilled nursing facilities that are licensed to non-state, government-owned entities such as county hospital districts. The nursing center division has transferred licenses for 20 facilities to three county hospital districts, and retained operational responsibility for the facilities through management agreements with the respective districts. The license transfer and management agreements between the nursing center division and hospital districts are terminable by either party to restore the previous licensed status.

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

MASTER LEASE AGREEMENTS

At December 31, 2016, we leased from Ventas and its affiliates 36 nursing centers and 30 TC hospitals under four master lease agreements (as previously defined, the “Master Lease Agreements”). Currently, 11 nursing centers are leased under Master Lease Agreement No. 1, 10 nursing centers are leased under Master Lease Agreement No. 2, four nursing centers are leased under Master Lease Agreement No. 4, and 11 nursing centers and all 30 TC hospitals are leased under Master Lease Agreement No. 5.

Each Master Lease Agreement includes land, buildings, structures, and other improvements on the land, easements, and similar appurtenances to the land and improvements, and permanently affixed equipment, machinery, and other fixtures relating to the operation of the leased properties. There are one or more bundles of leased properties under each Master Lease Agreement, with each bundle containing leased nursing centers or TC hospitals.

Recent Master Lease Amendments

On November 11, 2016, as part of our strategic decision to exit the skilled nursing facility business, we entered into an agreement with Ventas which provides us with the option to acquire the real estate for all 36 skilled nursing facilities (previously defined as the “Ventas SNFs”) we currently lease under our Master Lease Agreements for an aggregate consideration of $700 million. The agreement also provides that, through October 31, 2018, we have the right to find one or more purchasers of the Ventas SNFs. As we locate new owners/operators for the Ventas SNFs, in exchange for our payment to Ventas of the allocable portion of the $700 million purchase price, Ventas has agreed to convey the real estate for the applicable Ventas SNF to the new owner/operator. At our option, we may also elect to renew the leases for any of the Ventas SNFs through April 30, 2025, and transfer them into Master Lease Agreement No. 5. The Ventas SNFs will remain leased under their current Master Lease Agreements until we exercise our purchase option or April 30, 2018, whichever comes first. If we do not complete the acquisition of the Ventas SNFs by April 30, 2018, the lease for any remaining Ventas SNFs will be automatically renewed through April 30, 2025, and transferred into Master Lease Agreement No. 5. Since all of the Ventas SNFs will either be sold or transferred into Master Lease Agreement No. 5, Kindred’s other Master Lease Agreements with Ventas will be effectively terminated and only Master Lease Agreement No. 5 will remain.

Also on November 11, 2016, we renewed the leases for eight TC hospitals we leased from Ventas (previously defined as the “Renewed Hospitals”) through April 30, 2025, and transferred the Renewed Hospitals into Master Lease Agreement No. 5, which was amended and restated. The Renewed Hospitals were previously leased under Master Lease Agreements Nos. 1, 2 and 4, each of which was amended on November 11, 2016. The base rent and rent escalators remained the same for the Renewed Hospitals, as well as for the other 22 TC hospitals currently leased under Master Lease Agreement No. 5. The Renewed Hospitals were combined into a single renewal bundle with 16 of our other TC hospitals expiring on April 30, 2025. Master Lease Agreement No. 5 also contains one additional renewal bundle with six TC hospitals expiring on April 30, 2023. The amended and restated Master Lease Agreement No. 5 contains terms substantially similar to the existing Master Lease Agreement No. 5, except for modifications to certain restrictions applicable to us that will take effect if all of the Ventas SNFs are acquired and Ventas receives the aggregate consideration.

In connection with the Curahealth Disposal, we entered into amendments to certain of our Master Lease Agreements on April 3, 2016 to transition the operations for seven TC hospitals (the “Leased Hospitals”). Six of the Leased Hospitals were leased under Master Lease Agreement No. 5 and one was leased under Master Lease Agreement No. 1. The Leased Hospitals were leased under the applicable Master Lease Agreement until the closing of the Curahealth Disposal on October 1, 2016. We paid a fee to Ventas of $3.5 million upon signing of the amendments and paid an additional $3 million upon the closing of the sale of the Leased Hospitals. Ventas paid us 50% of the sales proceeds for the real estate (after deduction of its closing costs) attributed to the Leased Hospitals in the sale, which was immaterial. Under separate lease amendments, the annual rent on the Leased Hospitals, which had annual rent of $8 million, was reallocated to the remaining facilities we lease from Ventas under the various Master Lease Agreements. As required under GAAP, we recorded the reallocated rents as a lease termination fee upon the cease use date of the Leased Hospitals.

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

We paid rents to Ventas (including amounts classified within discontinued operations) approximating $168 million for the year ended December 31, 2016, $172 million for the year ended December 31, 2015, and $192 million for the year ended December 31, 2014.

Each Master Lease Agreement provides for rent escalations each May 1. All annual rent escalators are payable in cash. The contingent annual rent escalator is 2.7% for Master Lease Agreements Nos. 1 and 4. The contingent annual rent escalator for Master Lease Agreement No. 2 is based upon the Consumer Price Index with a floor of 2.25% and a ceiling of 4%. The contingent annual rent escalator for Master Lease Agreement No. 5 is based upon annual increases in the Consumer Price Index, subject to a ceiling of 4%. In 2016, the contingent annual rent escalator was 2.25% for Master Lease Agreement No. 2 and 1.02% for Master Lease Agreement No. 5.

Restrictive Covenants under Master Lease Agreement No. 5

Pursuant to the provisions of Master Lease Agreement No. 5, we may not (1) develop any additional TC hospitals within a ten-mile radius of each of the TC hospitals subject to Master Lease Agreement No. 5, (2) develop any additional nursing centers within a five-mile radius of each of the nursing centers subject to Master Lease Agreement No. 5, or (3) increase the number of licensed beds at TC hospitals or nursing centers that are within the restricted areas and not leased to us by Ventas under Master Lease Agreement No. 5. We are not restricted, however, from acquiring or operating TC hospitals or nursing centers within (or outside of) the restricted areas.

Remedies for an Event of Default

The Master Lease Agreements contain several restrictions and covenants related to our operation of the facilities subject to the Master Lease Agreements. Upon an event of default under one of the Master Lease Agreements, Ventas may, at its option, exercise the following remedies:

(1)after at least ten days notice to us, terminate the Master Lease Agreement to which such event of default relates, repossess any leased property, relet any leased property to a third party, and require that we pay Ventas, as liquidated damages, the net present value of the rent for the balance of the term, discounted at the prime rate,

(2)without terminating the Master Lease Agreement to which such event of default relates, repossess the leased property and relet the leased property with us remaining liable under such Master Lease Agreement for all obligations to be performed by us thereunder, including the difference, if any, between the rent under such Master Lease Agreement and the rent payable as a result of the reletting of the leased property, and

(3)seek any and all other rights and remedies available under law or in equity.

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

ADDITIONAL INFORMATION

Employees

As of December 31, 2016, we had approximately 53,200 full-time and 46,900 part-time and per diem employees. We had approximately 3,200 unionized employees at 26 of our facilities as of December 31, 2016.

We, like other healthcare providers, have experienced difficulties in attracting and retaining qualified healthcare personnel in a highly competitive market, including nurses, therapists, home health and hospice employees, physicians, and other healthcare professionals. Our operations are particularly dependent on nurses, therapists, and home health and hospice employees for patient care. As the demand for our services continues to exceed the supply of available and qualified staff, our operators have been forced to offer more attractive wage and benefit packages to these professionals. Our difficulty in hiring and retaining qualified personnel has increased our average wage rates and may force us to increase our use of contract personnel. We expect to continue to experience increases in our labor costs primarily due to higher wages and greater benefits required to attract and retain qualified healthcare personnel. Salaries, wages, and benefits were approximately 64% of our consolidated revenues for the year ended December 31, 2016. Our ability to manage labor costs will significantly affect our future operating results.

Professional and General Liability Insurance

We insure a substantial portion of our professional and general liability risks primarily through our wholly owned limited purpose insurance subsidiary, Cornerstone Insurance Company (“Cornerstone”). Cornerstone covers losses up to specified limits per occurrence. On a per-claim basis, coverage for losses in excess of those covered by Cornerstone are maintained through unaffiliated commercial reinsurance carriers. Cornerstone insures all claims in all states up to a per-occurrence limit without the benefit of any aggregate stop loss limit.

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

Our filings with the SEC, including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments thereto, are available free of charge on our website, as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. Our website is www.kindredhealthcare.com. Information made available on our website is not a part of this document.

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

Further, the ACA mandates changes to home health and hospice benefits under Medicare. For home health, the ACA mandates creation of a value-based purchasing program, development of quality measures, a decrease in home health reimbursement beginning with federal fiscal year 2014 that is being phased-in over a four-year period, and a reduction in the outlier cap. In addition, the ACA requires the Secretary of HHS to test different models for delivery of care, some of which would involve home health services. It also requires the Secretary to establish a national pilot program for integrated care for patients with certain conditions, bundling payment for acute hospital care, physician services, outpatient hospital services (including emergency department services), and post-acute care services, which would include home health. The ACA further directed the Secretary of HHS to rebase payments for home health, which resulted in a decrease in home health reimbursement that began in 2014 and is being phased-in over a four-year period. The Secretary is also required to conduct a study to evaluate costs and quality of care among efficient home health agencies regarding access to care and treating Medicare beneficiaries with varying severity levels of illness and provide a report to Congress.

Potential efforts in the U.S. Congress to repeal, amend, modify, or retract funding for various aspects of the ACA create additional uncertainty about the ultimate impact of the ACA on us and the healthcare industry.

In addition, a primary goal of healthcare reform is to reduce costs, which includes reductions in the reimbursement paid to us and other healthcare providers. Moreover, healthcare reform could negatively impact insurance companies, other third party payors, our customers, as well as other healthcare providers, which may in turn negatively impact our business. As such, healthcare reforms and changes resulting from the ACA (including any repeal, amendment, modification or retraction thereof), as well as other similar healthcare reforms, including any potential change in the nature of services we provide, the methods or amount of payment we receive for such services, and the underlying regulatory environment, could have a material adverse effect on our business, financial position, results of operations, and liquidity.

The implementation of new patient criteria for LTAC hospitals under the LTAC Legislation reduces the population of patients eligible for reimbursement under LTAC PPS and changes the basis upon which we are paid for other patients, which has had, and will continue to have, an adverse affect on our business, revenues and profitability.

Medicare payments to LTAC hospitals are now based upon one of two methods; (1) LTAC PPS, or (2) a site-neutral formula based upon the lesser of what a short-term acute care hospital would be paid, or estimated cost. CMS classifies LTAC hospitals as a distinct provider type, separate from short-term acute care hospitals. Only providers certified as LTAC hospitals may be paid under the LTAC PPS system. CMS regulations classify LTAC hospital patients into MS-LTC-DRGs. LTAC PPS is based upon discharged-based MS-LTC-DRGs, similar to IPPS.

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

The effective date of the new patient criteria was October 1, 2015, tied to each individual LTAC hospital’s cost reporting period, followed by a two-year phase-in period. During the phase-in period, payment for patients receiving the site-neutral rate is based 50% on LTAC PPS and 50% on the site neutral rate. CMS estimates an overall net reduction in Medicare revenue of 4.6% for hospitals receiving this 50/50 blended reimbursement. The majority of our TC hospitals (which are certified as LTAC hospitals under the Medicare program) have a cost reporting period starting on September 1 of each year, and thus the phase-in of new patient criteria did not begin for a majority of our TC hospitals until September 1, 2016, and full implementation of the new criteria will not occur until September 1, 2018.

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

The new patient criteria imposed by the LTAC Legislation reduces the population of patients eligible for reimbursement under LTAC PPS and changes the basis upon which we are paid for other patients. In addition, the LTAC Legislation is subject to additional governmental regulations and the interpretation and enforcement of those regulations. The LTAC Legislation, the implementation of new patient criteria, changes in referral patterns, and other associated elements has had, and will continue to have, an adverse effect on our business, financial position, results of operations, and liquidity.

Changes in the reimbursement rates or methods or timing of payment from third party payors, including the Medicare and Medicaid programs, or the implementation of other measures to reduce reimbursement for our services and products could result in a substantial reduction in our revenues and operating margins.

We depend on reimbursement from third party payors, including the Medicare and Medicaid programs, for a substantial portion of our revenues. For the year ended December 31, 2016, we derived approximately 61% of our total revenues (before eliminations) from the Medicare and Medicaid programs and the balance from other third party payors, such as commercial insurance companies, health maintenance organizations, preferred provider organizations, and contracted providers. The Medicare and Medicaid programs are highly regulated and subject to frequent and substantial changes. See “Part I—Item 1—Business—Governmental Regulation.”

Congress continues to discuss deficit reduction measures, leading to a high degree of uncertainty regarding potential reforms to governmental healthcare programs, including Medicare and Medicaid. These discussions, along with other continuing efforts to reform, amend, modify, repeal or otherwise retract governmental healthcare programs, both as part of the ACA and otherwise, could result in major changes in the healthcare delivery and reimbursement systems on both the national and state levels. Potential reforms include changes directly impacting the government and private reimbursement systems for each of our businesses. Reforms or other changes to the payment systems, including modifications to the conditions of qualification for payment, the imposition of enrollment limitations on new providers, or bundling payments to cover acute and post-acute care or services provided to dually eligible Medicare and Medicaid patients may be proposed or could be adopted by Congress or CMS in the future.

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

Though we cannot predict what reform proposals will be adopted or finally implemented, healthcare reform and regulations may have a material adverse effect on our business, financial position, results of operations, and liquidity through, among other things, decreasing funds available for our services or increasing operating costs. We could be affected adversely by the continuing efforts of governmental, private third party payors, and conveners to contain healthcare costs. We cannot assure you that reimbursement payments under governmental and private third party payor programs, including Medicare supplemental insurance policies, will remain at levels comparable to present levels or will be sufficient to cover the costs allocable to patients eligible for reimbursement pursuant to these programs. Future changes in third party payor reimbursement rates or methods, including the Medicare and Medicaid programs, or the implementation of other measures to reduce reimbursement for our services and products could result in a material reduction in our revenues. Our operating margins continue to be under pressure because of reduced Medicare reimbursement, deterioration in pricing flexibility, changes in payor mix, changes in length of stay, and growth in operating expenses, particularly labor, employee benefits and professional liability costs, exceeds payment increases from third party payors. In addition, as a result of competitive pressures, our ability to maintain operating margins through price increases to private patients or commercial payors remains limited. These results could have a material adverse effect on our business, financial position, results of operations, and liquidity.

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

The extensive federal, state, and local regulations affecting the healthcare industry include, but are not limited to, regulations relating to licensure, billing, provision of services, conduct of operations, ownership of facilities, addition of facilities, allowable costs, and prices for services, facility staffing requirements, qualifications and licensure of staff, environmental and occupational health and safety, and the confidentiality and security of health-related information. In particular, various laws, including the Anti-Kickback Statute, anti-fraud, and anti-abuse amendments codified under the Social Security Act prohibit certain business practices and relationships that might affect the provision and cost of healthcare services reimbursable under Medicare and Medicaid, including the payment or receipt of remuneration for the referral of patients whose care will be paid by Medicare or other governmental programs. Sanctions for violating those anti-kickback, anti-fraud, and anti-abuse amendments include criminal penalties, civil sanctions, fines, and possible exclusion from government programs such as Medicare and Medicaid. For additional information regarding our regulatory environment, see “Part I—Item 1—Business—Governmental Regulation.”

Federal and state governments continue to pursue intensive enforcement policies resulting in a significant number of investigations, inspections, audits, citations of regulatory deficiencies, and other regulatory sanctions including demands for refund of overpayments, terminations from the Medicare and Medicaid programs, bans on Medicare and Medicaid payments for new admissions, and civil monetary penalties or criminal penalties. We expect audits under the CMS RAC program and other federal and state audits evaluating the medical necessity of services to further intensify the regulatory environment surrounding the healthcare industry as third party firms engaged by CMS and others conduct extensive reviews of claims data and medical and other records to identify improper payments to healthcare providers under the Medicare and Medicaid programs. If we fail to comply with the extensive laws, regulations, and prohibitions applicable to our businesses, we could become ineligible to receive government program reimbursement, suffer civil or criminal penalties, or be required to make significant changes to our operations. In addition, we could be forced to expend considerable resources responding to investigations, audits, or other enforcement actions related to these laws, regulations, or prohibitions. Furthermore, should we lose the licenses for one or more of our facilities as a result of regulatory action or otherwise, we could be in default under our Master Lease Agreements, the Credit Facilities (as defined below), and the indentures governing our outstanding notes. Failure of our staff to satisfy applicable licensure requirements, or of our hospitals, home health and hospice operations, IRFs, nursing centers, and rehabilitation operations to satisfy applicable licensure and certification requirements could have a material adverse effect on our business, financial position, results of operations, and liquidity.

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

As a result of our participation in the Medicare and Medicaid programs, we face and are currently subject to various governmental reviews, audits, and investigations to verify our compliance with these programs and applicable laws and regulations. An increasing level of governmental and private resources are being devoted to the investigation of allegations of fraud and abuse in the Medicare and Medicaid programs, and federal and state regulatory authorities are taking an increasingly strict view of the requirements imposed on healthcare providers by the Social Security Act, the Medicare and Medicaid programs, and other applicable laws. We are routinely subject to audits under various government programs, including the RAC program, in which CMS engages third party firms to conduct extensive reviews of claims data and medical and other records to identify potential improper payments to healthcare providers under the Medicare program.

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

These audits and investigations may require us to refund or retroactively adjust amounts that have been paid under the relevant government program or from other payors. Further, an adverse review, audit, or investigation could result in other adverse consequences, particularly if the underlying conduct is found to be pervasive or systemic. These consequences include: (1) state or federal agencies imposing significant fines, penalties, and other sanctions on us; (2) loss of our right to participate in the Medicare or Medicaid programs or one or more third party payor networks; (3) indemnity claims asserted by customers and others for which we provide services; and (4) damage to our reputation in various markets, which could adversely affect our ability to attract patients, residents, and employees. If they were to occur, these consequences could have a material adverse effect on our business, financial position, results of operations, and liquidity.

Significant legal actions could subject us to increased operating costs and substantial uninsured liabilities, which could materially and adversely affect our business, financial position, results of operations, and liquidity.

We incur significant costs to investigate and defend against a variety of claims, including professional liability, wage and hour, and minimum staffing claims. In addition to large compensatory claims, plaintiffs’ attorneys are increasingly seeking, and have sometimes been successful in obtaining, significant fines, punitive damages, and attorneys’ fees. Furthermore, there are continuing efforts to limit the ability of healthcare providers to utilize arbitration as a process to resolve these claims, including an effort by CMS to ban arbitration agreements in nursing home cases. As a result of these factors, our legal defense costs and potential liability exposure are significant, unpredictable, and likely to increase.

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

While we are able to insure against certain of these costs and liabilities, such as our professional liability risks described below, we are not able to do so in many other cases. In the absence of insurance proceeds, we must fund these costs and liabilities from operating cash flows, which can reduce our operating margins and funds available for investment in our business, and otherwise limit our operating and financial flexibility.

We insure a substantial portion of our professional liability risks primarily through Cornerstone. Provisions for loss for our professional liability risks are based upon management’s best available information including actuarially determined estimates. The allowance for professional liability risks includes an estimate of the expected cost to settle reported claims and an amount, based upon past experiences, for losses incurred but not reported. These amounts are necessarily based upon estimates and, while management believes that the provision for loss is adequate, the ultimate liability may be in excess of, or less than, the amounts recorded. Changes in the number of professional liability claims and the cost to settle these claims significantly impact the allowance for professional liability risks. A relatively small variance between our estimated and actual number of claims or average cost per claim could have a material impact, either favorable or unfavorable, on the adequacy of the allowance for professional liability risks. Differences between the ultimate claims costs and our historical provisions for loss and actuarial assumptions and estimates could have a material adverse effect on our business, financial position, results of operations, and liquidity.

See note 23 of the notes to consolidated financial statements for a description of pending legal proceedings, governmental reviews, audits, and investigations to which we are subject.

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

Cost containment initiatives undertaken by third party payors, conveners, and referral sources may adversely affect our revenues and profitability.

Initiatives undertaken by major insurers and managed care companies to contain healthcare costs or to respond to healthcare reform could affect the profitability of our services. These payors attempt to control healthcare costs by contracting with providers of healthcare to obtain services on a discounted basis. We believe that this trend will continue and intensify and may further limit reimbursements for healthcare services. If insurers or managed care companies from whom we receive substantial payments reduce the amounts they pay for services or limit access to our services, our profit margins may decline or we may lose patients if we choose not to renew our contracts with these insurers at lower rates. These results could have a material adverse effect on our business, financial position, results of operations, and liquidity.

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

We also depend on referrals from physicians, hospitals, IRFs, nursing homes, assisted living facilities, and other healthcare providers in the communities we serve. Many of our third party referral sources are becoming increasingly focused on controlling PAC costs, including as a result of bundled payment initiatives, population health management activities, and incentives placed on short-term acute care hospitals to reduce spending on Medicare fee-for-service patients over 90-day episodes of care. Our ability to attract and retain patients and customers could be adversely affected if any of our facilities fail to provide or maintain a reputation for providing cost-effective care as compared to other facilities or providers in the same geographic area.

Further consolidation of managed care organizations and other third party payors may adversely affect our profits.

Managed care organizations and other third party payors have continued to consolidate in order to enhance their ability to influence the delivery and cost structure of healthcare services. Consequently, the healthcare needs of a large percentage of the United States population are increasingly served by a smaller number of managed care organizations. These organizations generally enter into service agreements with a limited number of providers for needed services. In addition, third party payors, including managed care payors, increasingly are demanding discounted fee structures. To the extent that these organizations terminate us as a preferred provider, engage our competitors as a preferred or exclusive provider, demand discounted fee structures, limit the patients eligible for our services, or seek our assumption of all or a portion of the financial risk through a prepaid capitation arrangement, our business, financial position, results of operations, and liquidity could be materially and adversely affected.

If our TC hospitals fail to maintain their certification as LTAC hospitals, our revenues and profitability could decline.

If our TC hospitals, satellite TC facilities, or HIHs fail to meet or maintain the standards for certification as LTAC hospitals, such as minimum average length of patient stay, they will receive payments under IPPS rather than payment under the system applicable to LTAC hospitals for qualifying patients. Payments at rates applicable to general acute care hospitals for patients that otherwise qualify for payment under LTAC PPS would result in our TC hospitals receiving less Medicare reimbursement than they currently receive for patient services, and our profitability would decline. To maintain certification under LTAC PPS, the average length of stay of Medicare patients must be greater than 25 days. Under the LTAC Legislation, the Medicare 25-day average length of stay rule remains in effect but does not apply to patients receiving the site neutral rate or to Medicare Advantage patients.

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

CMS has regulations governing payments to a LTAC hospital that is co-located with another hospital, such as a HIH. The rules generally limit Medicare payments to the HIH if the Medicare admissions to the HIH from its co-located hospital exceed 25% of the total Medicare discharges for the HIH’s cost reporting period, known as the 25 Percent Rule. There are limited exceptions for admissions from rural hospitals, urban single hospitals, and MSA Dominant hospitals. Patients transferred after they have reached the short-term acute care outlier payment status are not counted toward the admission threshold. Patients admitted prior to meeting the admission threshold, as well as Medicare patients admitted from a non co-located hospital, are eligible for the full payment under LTAC PPS. If the HIH’s admissions from the co-located hospital exceed the limit in a cost reporting period, Medicare will pay the lesser of: (1) the amount payable under LTAC PPS; or (2) the amount payable under IPPS, which likely will reduce our revenues for such admissions. At December 31, 2016, we operated 16 HIHs with 582 licensed beds.

In 2007, CMS issued regulatory changes regarding Medicare reimbursement for LTAC hospitals which expanded the 25 Percent Rule to all LTAC hospitals, regardless of whether they are a HIH. Under these regulations, all LTAC hospitals were to be paid LTAC PPS rates for admissions from a single referral source up to 25% of aggregate Medicare admissions. Patients reaching high cost outlier status in the short-term hospital were not to be counted when computing the 25% limit. Admissions beyond the 25% threshold were to be paid at lower IPPS rates.

Since 2007, various legislative enactments have created moratoriums on the expansion of the 25 Percent Rule to freestanding LTAC hospitals. The LTAC Legislation extends the moratorium on the expansion of the 25 Percent Rule to LTAC hospitals certified prior to October 1, 2004 for four years. LTAC hospitals certified after October 1, 2004 continue to be ineligible for relief from the 25 Percent Rule. Freestanding LTAC hospitals will not be subject to the 25 Percent Rule payment adjustment until cost reporting periods beginning on or after July 1, 2016. The 21st Century Cares Act, enacted December 13, 2016, further extended the moratorium on the application of the 25 Percent Rule until October 1, 2017. Generally, until that time: (1) LTAC hospitals may admit up to 50% of their patients from a co-located hospital and still be paid according to LTAC PPS; and (2) LTAC hospitals that are co-located with an urban single hospital or a MSA Dominant hospital may admit up to 75% of their patients from such urban single or MSA Dominant hospital and still be paid according to LTAC PPS. The LTAC Legislation further provides that co-located LTAC hospitals certified on or before September 30, 1995 are exempt from the provisions of the 25 Percent Rule. The Secretary of HHS has issued a report to Congress indicating that it will continue to consider whether to further modify or extend the 25 Percent Rule.

Since these rules are complex and are based upon the volume of Medicare admissions and the source of those admissions, we cannot predict with any certainty the impact on our future revenues or operations from these regulations. Once the 25 Percent Rule ultimately is fully implemented, it could have a material adverse effect on our business, financial position, results of operations, and liquidity.

The moratorium on the Medicare certification of new LTAC hospitals and beds in existing LTAC hospitals limits our ability to increase LTAC hospital bed capacity, expand into new areas, or increase services in existing areas we serve.

The LTAC Legislation imposes a moratorium from April 1, 2014 through September 30, 2017 on the establishment and classification of new LTAC hospitals, LTAC satellite facilities, and LTAC beds in existing LTAC hospitals or satellite hospitals, subject to certain exceptions. This moratorium limits our ability to increase LTAC bed capacity, expand into new areas, or increase bed capacity in existing markets that we serve.

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

IRFs are subject to a requirement that 60% or more of the patients admitted to the facilities have one or more of 13 specific conditions in order to qualify for IRF PPS. If that compliance threshold is not maintained, the IRF will be reimbursed at IPPS applicable to acute care hospitals. That likely would lead to reduced revenue in the IRFs that we operate or manage and also may lead customers of IRFs to attempt to renegotiate the terms of their contracts or terminate their contracts. Our inability to appropriately manage admissions in our IRFs in compliance with applicable thresholds could have a material adverse effect on our business, financial position, results of operations, and liquidity.

If we are found to have violated HIPAA, the HITECH Act, the Omnibus Rule or any other privacy and security regulations, we could be subject to sanctions, fines, damages and other additional civil or criminal penalties, which could increase our liabilities, harm our reputation and have a material adverse effect on our business, financial position, results of operation, and liquidity.

There are a number of federal and state laws protecting the confidentiality of certain patient health information, including patient records, and restricting the use and disclosure of that protected information. The HIPAA privacy and security regulations protect medical records and other personal health information by limiting their use and disclosure, giving individuals the right to access, amend, and seek accounting of their own health information, and limiting most uses and disclosures of health information to the minimum amount reasonably necessary to accomplish the intended purpose. The HITECH Act strengthened HIPAA enforcement provisions and authorized state attorneys general to bring civil actions for HIPAA violations. It permits HHS to conduct audits of HIPAA compliance and impose penalties even if we did not know or reasonably could not have known about the violation and increases civil monetary penalty amounts up to $50,000 per violation with a maximum of $1.5 million in a calendar year for violations of the same requirement. The Omnibus Rule extended certain privacy and security regulations to business associates and their subcontractors that handle protected health information and imposed new requirements on HIPAA business associate contracts. The Omnibus Rule also clarified a covered entity’s notification and reporting requirements in the event of a breach of unsecured protected health information. This reporting obligation supplements state laws that also may require notification in the event of a breach of personal information.

If we are found to have violated the HIPAA privacy or security regulations or other federal or state laws protecting the confidentiality of patient health information, including but not limited to the HITECH Act and the Omnibus Rule, we could be subject to sanctions, fines, damages and other additional civil or criminal penalties, including litigation with those affected, which could increase our liabilities, harm our reputation and have a material adverse effect on our business, financial position, results of operations, and liquidity.

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

The nursing center division participates in established upper payment limit programs in Indiana and Texas. These programs provide supplemental Medicaid payments to skilled nursing facilities that are licensed to non-state, government-owned entities such as county hospital districts. The nursing center division has transferred licenses for 20 facilities to three county hospital districts, and retained operational responsibility for the facilities through management agreements with the respective districts. The license transfer and management agreements between the nursing center division and hospital districts are terminable by either party to restore the previous licensed status. If our management agreements are terminated or if these programs are terminated, we will not be able to participate in the upper limit payment programs with respect to those facilities, which could have a material adverse affect on our business, financial position, results of operations, and liquidity.

Risks Relating to Our Indebtedness

Our indebtedness could adversely affect our cash flow and prevent us from fulfilling our obligations.

We have a substantial amount of indebtedness. As of December 31, 2016, we had total indebtedness of approximately $3.29 billion in addition to the availability of approximately $594 million under the ABL Facility (as defined below) (subject to a borrowing base and after giving effect to approximately $25 million of letters of credit outstanding on such date, including:

•	$1.43 billion of senior secured indebtedness under the Credit Facilities, which included $62.5 million related to the ABL Facility;
•	$750 million of senior unsecured indebtedness under the Notes due 2020;
•	$500 million of senior unsecured indebtedness under the 6.375% senior notes due 2022 (the “Notes due 2022”);
•	$600 million of senior unsecured indebtedness under the Notes due 2023;

•	$12 million of Mandatory Redeemable Preferred Stock as part of the Units; and
•	subject to our compliance with certain covenants and other conditions, we have the option to incur certain additional secured indebtedness and/or additional unsecured indebtedness.

Our substantial amount of indebtedness could have important consequences. For example it could:

•	make it more difficult for us to satisfy our obligations with respect to our indebtedness;
•	increase our vulnerability to general adverse economic and industry conditions;
•	expose us to fluctuations in the interest rate environment because the interest rates under the Credit Facilities are variable;
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

Our ability to comply with these agreements may be affected by events beyond our control, including prevailing economic, financial, and industry conditions. These covenants could have an adverse effect on our business by limiting our ability to take advantage of financing, merger and acquisition, or other opportunities. The breach of any of these covenants or restrictions could result in a default under the Credit Facilities or the indentures governing our outstanding notes.

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

Our outstanding indebtedness is collateralized by substantially all of our material assets including certain owned real property and is guaranteed by substantially all of our wholly owned, domestic material subsidiaries. The terms of the Credit Facilities and the indentures governing our outstanding notes include covenants and certain other provisions that limit acquisitions, annual capital expenditures and other activities. We were in compliance with the terms of the Credit Facilities and the indentures governing our outstanding notes at December 31, 2016. However, a downturn in operating earnings or events beyond our control could impair our ability to comply with the covenants contained within the Credit Facilities and the indentures governing our outstanding notes. If we anticipated a potential financial or other covenant violation, we would seek to amend the terms of the Credit Facilities and the indentures governing our outstanding notes or obtain relief from our lenders for the Credit Facilities and the holders of the outstanding notes, which likely would include costs to us, and such amendment or relief may not be on terms as favorable as those in the Credit Facilities or the outstanding notes, as applicable. Under those circumstances, there is also the possibility that we may not be able to amend the terms of the Credit Facilities and the indentures governing our outstanding notes and/or our lenders under the Credit Facilities or the holders of the outstanding notes would not grant relief to us.

If an event of default occurs under any of the agreements relating to our outstanding indebtedness, including the Credit Facilities and the indentures governing our outstanding notes, we may not be able to incur additional indebtedness under the Credit Facilities, and the holders of the defaulted debt could cause all amounts outstanding with respect to that debt to become immediately due and payable. We cannot assure you that our assets or cash flow would be sufficient to fully repay borrowings under our outstanding debt instruments if accelerated upon an event of default, which could have a material adverse effect on our ability to continue to operate as a going concern. Further, if we are unable to repay, refinance, or restructure our secured debt, the holders of such debt could proceed against the collateral securing that indebtedness. In addition, any declaration of acceleration or event of default under one debt instrument or under the Master Lease Agreements also could result in an event of default under one or more of our other debt instruments and the Master Lease Agreements and require us to immediately repay all amounts then outstanding under the Credit Facilities and the outstanding notes. Our inability to avoid or prevent a default under the financial or other covenants under our Credit Facilities or the indentures governing the notes could have a material adverse effect on our business, financial position, results of operations, and liquidity. Moreover, counterparties to some of our contracts material to our business may have the right to amend or terminate those contracts if we have an event of default or a declaration of acceleration under certain of our indebtedness, which could adversely affect our business, financial position, results of operations, and liquidity.

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

•	require us to pledge as collateral substantially all of our assets;

•	require us to maintain a certain defined coverage ratio above a specified level and a certain defined total indebtedness ratio below a specified level, thereby reducing our financial flexibility;
•	require us to limit the amount of capital expenditures we can incur in any fiscal year; and
•	restrict our ability to discontinue operation of any leased property despite its level of profitability and otherwise restrict our operational flexibility.

These provisions:

•	could have a material adverse effect on our ability to withstand competitive pressures or adverse economic conditions (including adverse regulatory changes);
•	could adversely affect our ability to make material acquisitions, obtain future financing, or take advantage of business opportunities that may arise;
•	could increase our vulnerability to a downturn in general economic conditions or in our business; and
•	could adversely affect our ability to pay cash dividends.

An increase in interest rates would increase the cost of servicing our debt and could reduce our profitability.

Borrowings under the Credit Facilities bear interest at variable rates. Interest rate changes could affect the amount of our interest payments and, accordingly, our future earnings and cash flows, assuming other factors are held constant. Pursuant to the terms of the Credit Facilities, we have entered into interest rate swaps that fix a portion of our interest rate interest payments in order to reduce interest rate volatility; however, any interest rate swaps we enter into do not fully mitigate our interest rate risk. As a result, an increase in interest rates, whether because of an increase in market interest rates or an increase in our own cost of borrowing, would increase the cost of servicing our debt and could materially reduce our profitability. For example, a change of one-eighth percent in the interest rates for the Credit Facilities would increase or decrease annual interest expense by approximately $2 million.

Our failure to pay rent or otherwise comply with the provisions of any of our Master Lease Agreements could materially adversely affect our business, financial position, results of operations, and liquidity.

As of December 31, 2016, we leased 36 of our nursing centers and 30 of our TC hospitals and from Ventas under our Master Lease Agreements. Our failure to pay the rent or otherwise comply with the provisions of any of our Master Lease Agreements would result in an “Event of Default” under such Master Lease Agreement and also could result in a default under the Credit Facilities and, if repayment of the borrowings under the Credit Facilities were accelerated, also under the indentures governing our outstanding notes. Upon an Event of Default, remedies available to Ventas include, without limitation, terminating such Master Lease Agreement, repossessing and reletting the leased properties and requiring us to remain liable for all obligations under such Master Lease Agreement, including the difference between the rent under such Master Lease Agreement and the rent payable as a result of reletting the leased properties, or requiring us to pay the net present value of the rent due for the balance of the term of such Master Lease Agreement. The exercise of such remedies would have a material adverse effect on our business, financial position, results of operations, and liquidity.

For additional information on the Master Lease Agreements, see “Part I—Item 1—Business—Master Lease Agreements.”

Repayment of our indebtedness is dependent on cash flow generated by our subsidiaries.

Our subsidiaries own substantially all of our assets and conduct substantially all of our operations. Accordingly, repayment of our indebtedness is dependent, to a significant extent, on the generation of cash flow by our subsidiaries and their ability to make such cash available to us, by dividend, debt repayment, or otherwise. Certain of our subsidiaries may not be able to, or may not be permitted to, make distributions to enable us to make payments in respect of our indebtedness. Each subsidiary is a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from our subsidiaries. In the event that we do not receive distributions or other payments from our subsidiaries, we may be unable to make required principal and interest payments on our outstanding indebtedness.

Risks Relating to our Proposed Exit from the Skilled Nursing Facility Business

We may be unable to exit the skilled nursing facility business or realize the strategic benefits from this initiative.

On November 7, 2016, we announced our strategic decision to exit the skilled nursing facility business as an owner and operator. Our ability to exit the skilled nursing facility business is dependent on multiple items, including reaching agreements with several new owners and operators of these facilities and obtaining multiple third party consents. Because we may be unable to reach any or all of the necessary agreements with new operators or obtain any or all of the necessary consents, we may be unable to divest our skilled nursing facility operations or may only be able to do so later than anticipated or on terms that are less favorable than planned. Our ability to complete these transactions or negotiate favorable terms in the underlying agreements is uncertain, and we may be unable to realize any or all of the strategic benefits from this initiative, including potential reductions in rent and capital expenditure costs, optimization of our overhead, or building preferred provider networks with leading skilled nursing facility operators in our integrated care markets.

Our results of operations may suffer as a result of our proposed exit from the skilled nursing facility business.

Our proposed exit from the skilled nursing facility business is dependent on multiple items, including reaching agreements with several new owners and operators of these facilities and obtaining multiple third party consents. Even if we are able to reach agreements with new owners and operators of these facilities and obtain all related consents, we are unable to predict when each transaction will be completed. Until our proposed exit from the skilled nursing facility business is complete, we will be required to expend significant resources to pursue these divestitures and management and our employees may devote significant time and attention to related matters that otherwise could be devoted to our other operations. If we expend significant resources or if the business focus of our management or other personnel is diverted as a result of our proposed exit from the skilled nursing facility business, our operating results may suffer. For the same reasons, if we are unable to successfully complete our proposed exit from the skilled nursing facility business, our ongoing performance and prospects may be adversely affected.

In addition, if we are successful in completing our proposed exit from the skilled nursing facility business, we may be unable to continue to provide services to such skilled nursing facilities after the effective date of such divestitures, including services provided by our RehabCare operating segment, which provided rehabilitation therapy services to 87 of our skilled nursing facilities as of December 31, 2016. We are otherwise unable to determine the impact that our successful completion of the proposed exit from the skilled nursing facility business may have on our other operations and facilities that have previously received patients from such skilled nursing facilities. Our inability to continue to provide services to, or receive referrals from, our skilled nursing facilities following our proposed exit from such business could have an adverse affect on our business, financial position, results of operation, and liquidity.

Risks Relating to Our Capital and Liquidity

The market price of our Common Stock may fluctuate significantly, and it may trade at prices below the price at which you purchased our Common Stock.

The market price of our Common Stock may fluctuate significantly from time to time as a result of many factors, including, but not limited to:

•	regulatory and/or reimbursement changes applicable to our business;
•	quarterly or other periodic variations in operating results;
•	adverse outcomes from litigation and/or government, regulatory, or internal investigations;
•	changes in financial estimates and recommendations by securities analysts;
•	national, regional, and industry-specific economic, financial, business, and political conditions;
•	operating and stock price performance of other companies that investors may deem comparable;
•	press releases or negative publicity relating to us or our competitors or relating to trends in healthcare;
•	sales of stock by insiders;
•	issuance of additional shares of Common Stock or other securities;
•	changes in our credit ratings;
•	natural disasters, terrorist attacks, and pandemics; and
•	limitations on our ability to repurchase our Common Stock.

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

Future sales of our Common Stock, or securities convertible or exchangeable into shares of our Common Stock, in the public market, whether by us or our existing stockholders, future issuances of additional shares of Common Stock in connection with any future acquisitions or pursuant to employee benefit plans and future issuances of shares of Common Stock upon exercise of options or warrants, or the perception that such sales, issuances, and/or exercises or conversions could occur, may adversely affect the market price of our Common Stock, which could decline significantly. Sales by our existing shareholders might also make it more difficult for us to raise equity capital by selling new Common Stock at a time and price that we deem appropriate.

To finance the Gentiva Merger, we issued 172,500 Units. Each Unit is composed of a Purchase Contract and one share of Mandatory Redeemable Preferred Stock. As of December 31, 2016, holders of 85,121 Purchase Contracts had elected early settlement. As a result, holders thereof received 43.0918 shares of Common Stock per Purchase Contract, resulting in approximately 3.7 million shares of Common Stock being issued by us. Unless settled or redeemed earlier, each Purchase Contract will automatically settle on December 1, 2017 (subject to postponement in certain limited circumstances), and we will deliver a number of shares of our Common Stock based on the applicable market value of our Common Stock. Holders of Mandatory Redeemable Preferred Stock are entitled to receive a quarterly “preferred stock installment payment,” which we may choose to pay in cash, shares of our Common Stock, or combination thereof.

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

We recently discontinued payment of dividends on our Common Stock and we cannot predict if or when a dividend may be declared in the future.

Our Board of Directors has elected, following the March 31, 2017 cash dividend payment on our Common Stock, to discontinue paying dividends on our Common Stock and will instead redirect funds to repay debt and invest in growth. There can be no assurance if or when we will pay a dividend on our Common Stock. Our ability and desire to pay dividends on our Common Stock are based on many factors, including the success of our operations, the level of demand for our services, the level of payments for our services, changes in healthcare regulations, and our liquidity needs that may vary substantially from our estimates. Many of these factors are beyond our control, and a change in any such factor could affect our ability or desire to pay dividends. In addition, the Credit Facilities and the indentures governing our outstanding notes limit our ability to pay dividends to stockholders and may prevent dividends if we are in default under any of those agreements. Our election to not pay a dividend in the future could adversely affect the price of our Common Stock.

Our issuance of preferred stock may cause the Common Stock price to decline, which may negatively impact your investment.

Our Board of Directors is authorized to issue series of shares of preferred stock without any action on the part of our stockholders. Our Board of Directors also has the power, without stockholder approval, to set the terms of any such series of shares of preferred stock that may be issued, including voting rights, conversion rights, dividend rights, preferences over Common Stock with respect to dividends or if we liquidate, dissolve, or wind up our business, and other terms. The Units consist of Purchase Contracts and shares of Mandatory Redeemable Preferred Stock. The Mandatory Redeemable Preferred Stock and any other preferred stock we may issue in the future will rank senior to all of our Common Stock with respect to the payment of dividends or upon our liquidation, dissolution, or winding-up. If we issue cumulative preferred stock in the future that has preference over Common Stock with respect to the payment of dividends or upon our liquidation, dissolution, or winding up, or if we issue preferred stock with voting rights that dilute the voting power of Common Stock, the market price of Common Stock could decrease, which may negatively impact your investment.

The condition of the financial markets, including volatility and weakness in the equity, capital, and credit markets, could limit the availability and terms of debt and equity financing sources to fund the capital and liquidity requirements of our businesses.

Financial markets have experienced significant disruptions over the past several years. These disruptions impacted liquidity in the debt markets, making financing terms for borrowers less attractive and, in certain cases, significantly reduced the availability of certain types of debt financing. Despite the instability over the past several years within the financial markets nationally and globally, we have not experienced any individual lender limitations to extend credit under the Credit Facilities. However, the obligations of each of the lending institutions in the ABL Facility are separate, and the availability of future borrowings under the ABL Facility could be impacted by volatility and disruptions in the financial credit markets or other events. We cannot assure you that a prolonged downturn in the credit markets or other circumstances will not impact our ability to access or refinance the Credit Facilities. Our inability to access or refinance the Credit Facilities could have a material adverse effect on our business, financial position, results of operations, and liquidity.

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

We hold a substantial investment portfolio in Cornerstone. Investments held in Cornerstone consist principally of cash and cash equivalents, debt securities, equity securities, and certificates of deposit that are held to satisfy the payment of claims and expenses related to professional liability and workers compensation risks. Our investment policy governing insurance subsidiary investments precludes the investment portfolio managers from selling any security at a loss without prior authorization from us. The investment managers also limit the exposure to any one issue, issuer, or type of investment. We intend, and have the ability, to hold insurance subsidiary investments for a long duration without the necessity of selling securities to fund the underwriting needs of our insurance subsidiary. This ability to hold securities allows sufficient time for recovery of temporary declines in the market value of equity securities and the par value of debt securities as of their stated maturity date. We cannot assure you, however, that we will recover declines in the market value of our investments. There is a continuing risk that declines in fair value may occur and additional material realized losses from sales or other-than-temporary impairments may be recorded in the future. Furthermore, we cannot assure you that declines in the market value of our investments will not require us to further capitalize Cornerstone or otherwise have a material adverse effect on our business, financial position, results of operations, and liquidity.

Risks Relating to Our Operations

Federal, state, and local employment-related laws and regulations could increase our cost of doing business and subject us to significant additional labor costs, back pay awards, fines, and lawsuits.

Our operations are subject to a variety of federal, state, and local employment-related laws and regulations, including, but not limited to, the Fair Labor Standards Act, which governs such matters as minimum wages, overtime pay, compensable time, recordkeeping, and other wage and hour matters, Title VII of the Civil Rights Act, the ACA, the Family Medical Leave Act, the Employee Retirement Income Security Act, the Americans with Disabilities Act, the National Labor Relations Act, regulations of the Equal Employment Opportunity Commission, regulations of the Office of Civil Rights, regulations of the Department of Labor, regulations of state attorneys general, federal and state wage and hour laws, and a variety of similar laws enacted by federal, state and local governments that govern these and other employment-related matters. Because labor represents such a large portion of our operating costs, compliance with these evolving laws and regulations could substantially increase our cost of doing business while failure to do so could subject us to significant back pay awards, fines, and lawsuits. We are currently subject to employee-related claims, class actions, and other lawsuits and proceedings in connection with our operations, including, but not limited to, those related to alleged wrongful discharge, retaliation, illegal discrimination, and violations of federal and state wage and hour laws. These claims, lawsuits, and proceedings are in various stages of adjudication or investigation and involve a wide variety of claims and potential outcomes. In addition, federal, state and local proposals to introduce a system of mandated health insurance and flexible work time, paid time off and other similar initiatives could, if implemented, adversely affect our operations. Our failure to comply with federal, state, and local employment-related laws and regulations could have a material adverse effect on our business, financial position, results of operations, and liquidity. See note 23 of the notes to consolidated financial statements for a description of pending legal proceedings, governmental reviews, audits, and investigations to which we are subject.

We could experience significant increases to our operating costs due to shortages of qualified nurses, therapists, home health and hospice employees, physicians and other healthcare professionals or union activity.

We, like other healthcare providers, have experienced difficulties in attracting and retaining qualified healthcare personnel in a highly competitive market, including nurses, therapists, home health and hospice employees, physicians, and other healthcare professionals. Our operations are particularly dependent on nurses, therapists, and home health and hospice employees for patient care. As the demand for our services continues to exceed the supply of available and qualified staff, our operators have been forced to offer more attractive wage and benefit packages to these professionals. Our difficulty in hiring and retaining qualified personnel has increased our average wage rates and may force us to increase our use of contract personnel. We expect to continue to experience increases in our labor costs primarily due to higher wages and greater benefits required to attract and retain qualified healthcare personnel. Salaries, wages, and benefits were approximately 64% of our consolidated revenues for the year ended December 31, 2016. Our ability to manage labor costs will significantly affect our future operating results.

In addition, healthcare providers are experiencing a high level of union activity across the country. At December 31, 2016, approximately 3,200 of the employees at 26 of our facilities were unionized. Though we cannot predict the degree to which future union activity will affect us, there are continuing legislative proposals that could result in increased union activity. We could experience an increase in labor and other costs from such union activity. Furthermore, we could experience a disruption of our operations if our employees were to engage in a strike or other work stoppage.

If we fail to comply with the terms of our Corporate Integrity Agreements, we could be subject to substantial monetary penalties or suspension or exclusion from participation in the Medicare and Medicaid programs.

Gentiva entered into the Gentiva CIA with the OIG, which became effective on February 15, 2012. The Gentiva CIA imposes certain compliance, auditing, reporting, and training requirements, which we, as a result of the Gentiva Merger, must comply. We entered into the RehabCare CIA on January 11, 2016 with the OIG. The RehabCare CIA imposes monitoring, auditing (including by an independent review organization), reporting, certification, oversight, screening, and training obligations with which we must comply.

In the event of a breach of the either the Gentiva CIA or the RehabCare CIA, we could become liable for payment of certain stipulated penalties and/or our Gentiva or RehabCare subsidiaries could be excluded from participation in federal healthcare programs. The imposition of monetary penalties would adversely affect our profitability. The costs associated with compliance with the Gentiva CIA and the RehabCare CIA could be substantial and may be greater than we currently anticipate. Any breach or failure to comply with the Gentiva CIA or RehabCare CIA, the imposition of substantial monetary penalties, or any suspension or exclusion from participation in federal healthcare programs, could have a material adverse effect on our business, financial position, results of operations, and liquidity.

We could experience significant legal actions, fines, and increases in our operating costs if we fail to comply with state minimum staffing requirements.

Various states in which we operate have established minimum staffing requirements or may establish minimum staffing requirements in the future. Staffing requirements in some states are not contingent upon any additional appropriation of state funds in any budget act or other statute. Our ability to satisfy such staffing requirements will, among other things, depend upon our ability to attract and retain qualified healthcare professionals.

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

We insure a substantial portion of our professional liability risks primarily through Cornerstone. Cornerstone covers losses up to specified limits per occurrence. On a per claim basis, coverage for losses in excess of those insured by the limited purpose insurance subsidiary are maintained through unaffiliated commercial reinsurance carriers. Cornerstone insures all claims in all states up to a per occurrence limit without the benefit of any aggregate stop loss limit. We maintain professional and general liability insurance in amounts and coverage that management believes are sufficient for our operations. However, our insurance may not cover all claims against us or the full extent of our liability nor continue to be available at a reasonable cost. Moreover, the cost of reinsurance coverage maintained with unaffiliated commercial insurance carriers is costly and may continue to increase. There can be no assurances that in the future reinsurance will be available at a reasonable price or that we will be able to maintain adequate levels of professional and general liability insurance coverage. If we are unable to maintain adequate insurance coverage or are required to pay punitive damages that are uninsured, we may be exposed to substantial liabilities, which could have a material adverse effect on our business, financial position, results of operations, and liquidity.

Certain events or circumstances could result in the impairment of our assets or other charges, including, without limitation, impairments of goodwill and identifiable intangible assets that result in material charges to earnings.

We review the carrying value of certain long-lived assets, finite lived intangible assets, and indefinite-lived intangible assets with respect to any events or circumstances that indicate an impairment or an adjustment to the amortization period may be necessary, such as when the market value of our Common Stock is below equity carrying value. On an ongoing basis, we also evaluate, based upon the fair value of our reporting units, whether the carrying value of our goodwill is impaired. If circumstances suggest that the recorded amounts of any of these assets cannot be recovered based upon estimated future cash flows, the carrying values of such assets are reduced to fair value. If the carrying value of any of these assets is impaired, we may incur a material charge to earnings. There has been a significant increase in activity in this area the past few years, as more specifically set forth below.

In connection with (1) the Curahealth Disposal, (2) the closure of three LTAC hospitals in the third quarter of 2016, (3) a reduction in revenues associated with revenue rate reductions announced by CMS on August 2, 2016, (4) continued increases in labor costs during 2016, and (5) a refinement of the impact of LTAC patient criteria that became effective for the majority of our LTAC hospitals on September 1, 2016 (collectively, the “Hospital Division Triggering Event”), we were required to assess the recoverability of our hospital division reporting unit goodwill in the third quarter of 2016.

As a result of the Hospital Division Triggering Event, we determined that a goodwill impairment charge aggregating $261 million was necessary for the third quarter of 2016. We also assessed the recoverability of the hospital division intangible assets and property and equipment and concluded a property and equipment impairment charge of $3 million was necessary.

During the year ended December 31, 2016, we recorded impairment charges in connection with the Curahealth Disposal aggregating $33 million, of which $20 million was related to property and equipment, and $13 million was related to goodwill and other intangible assets. In addition, in the first quarter of 2016, we also recorded a property and equipment impairment charge of $8 million under the held and used accounting model related to the planned Curahealth Disposal.

During 2016, the nursing center division experienced a decline in financial performance as compared to projected results and in the third quarter of 2016, we determined it was more likely than not that we would dispose of our skilled nursing facility business. As a result, we determined that a property and equipment impairment charge aggregating $23 million was necessary during the year ended December 31, 2016.

During the year ended December 31, 2016, we recorded an impairment charge of $5 million related to the planned divestiture and pending offers for a nursing center held for sale.

During the year ended December 31, 2016, we also recorded an impairment charge of $4 million related to previously acquired home health and hospice Medicare certifications, certificates of need and a trade name as part of the annual indefinite-lived intangible assets impairment review on October 1, 2016, impairment charges of $3 million related to certificates of need for two hospitals as part of the annual indefinite-lived intangible assets impairment review on May 1, 2016, and $3 million related to the sale of a hospital division medical office building.

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

Future adverse changes in the operating environment and related key assumptions used to determine the fair value of our reporting units and indefinite-lived intangible assets or a decline in the value of our Common Stock may result in future impairment charges for a portion or all of these assets. Moreover, the value of our goodwill and indefinite-lived intangible assets could be negatively impacted by potential healthcare reforms. Any such impairment charges could have a material adverse effect on our business, financial position, and results of operations.

Delays in collection of our accounts receivable could adversely affect our business, financial position, results of operations, and liquidity.

Prompt billing and collection are important factors in our liquidity. Billing and collection of our accounts receivable are subject to the complex regulations that govern Medicare and Medicaid reimbursement and rules imposed by nongovernment payors. Our inability, or the inability of our customers, to bill and collect on a timely basis pursuant to these regulations and rules could subject us to payment delays that could negatively impact our business, financial position, results of operations, and liquidity. Further, the timing of payments made under the Medicare and Medicaid programs is subject to governmental budgetary constraints, resulting in an increased period of time between submission of claims and subsequent payment under specific programs, most notably under the Medicaid and Medicaid Managed programs, which typically pay claims approximately 60 to 90 days slower than the average TC hospital claim and approximately 15 days slower than the average nursing center claim. Reimbursement from the Medicaid and Medicaid Managed programs accounted for 11% and 4% of our revenues, respectively, for the fiscal year ended December 31, 2016. In addition, we may experience delays in reimbursement as a result of the failure to receive prompt approvals related to change of ownership applications for acquired or other facilities or from delays caused by our or other third parties’ information system failures. Significant delays in billing and/or collections may adversely affect the borrowing base under the ABL Facility, potentially limiting the availability of funds under the ABL Facility.

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

We intend to continue to selectively pursue strategic acquisitions of, investments in, and strategic alliances with, home health and hospice operations, IRFs, hospitals, and rehabilitation operations, particularly where an acquisition may assist us in scaling our operations more rapidly and efficiently than internal growth. Acquisitions may involve significant cash expenditures, debt incurrence, additional operating losses, amortization of certain intangible assets of acquired companies, dilutive issuances of equity securities, and expenses that could have a material adverse effect on our business, financial position, results of operations, and liquidity.

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

In addition to acquisitions, we also may pursue strategic opportunities involving the construction of new facilities. The construction of new facilities involves numerous risks, including construction delays, cost over-runs, and the satisfaction of zoning and other regulatory requirements. We may be unable to operate newly constructed facilities profitably, and such facilities may involve significant cash expenditures, debt incurrence, additional operating losses, and expenses that could have a material adverse effect on our business, financial position, results of operations, and liquidity.

Our participation in partnerships may negatively impact our business, financial position, results of operations, and liquidity.

As of December 31, 2016, we operated 25 of our facilities and three home health and hospice agencies through partnerships with unrelated parties. We are the majority owner of most of those partnerships. We may enter into additional partnerships with unrelated parties in the future to acquire, own, or operate home health and hospice services, IRFs, and/or hospitals. Although, we typically control the day-to-day activities of these partnerships, the partnership agreements with our partners often include provisions reserving certain major actions for super-majority approval. Failure to obtain, or delays or substantial time and costs involved in obtaining, our partners’ approval rights, if any, could adversely affect our ability to operate such partnerships, and could have a material adverse effect on such ventures or our business, financial position, results of operations, and liquidity more generally. Such actions may include entering into a new business activity or ceasing an existing activity, taking on substantial debt, admitting new partners, and terminating the venture. In addition, the partnership agreements may restrict our ability to derive cash from the partnerships and affect our ability to transfer our interest in the partnerships. We may be required to provide additional capital to a partnership if our partner defaults on its capital obligations. Our restrictions to derive cash, transfer our interests, or provide additional funding to these partnerships could have a material adverse effect on our business, financial position, results of operations, and liquidity.

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

If we fail to attract patients and compete effectively with other healthcare providers or if our referral sources fail to view us as an attractive or cost-effective post-acute healthcare provider, our revenues and profitability may decline.

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

Our success is heavily dependent on referrals from physicians, hospitals, IRFs, nursing homes, assisted living facilities, managed care companies, insurance companies, and other patient referral sources in the communities where we provide services, as well as our ability to maintain good relations with these referral sources. Our referral sources are not obligated to refer business to us and may refer business to other healthcare providers. We believe many of our referral sources refer patients and residents to us as a result of the quality of our patient services and our efforts to establish and build a relationship with them. In addition, many of our third party referral sources are becoming increasingly focused on controlling PAC costs, including as a result of bundled payment initiatives, population health management activities, and incentives placed on short-term acute care hospitals to reduce spending on Medicare fee-for-service patients over 90-day episodes of care. If any of our facilities fail to provide or maintain a reputation for providing high quality or cost-effective care, or are perceived to provide lower quality or less cost-effective care than comparable facilities within the same geographic area, or customers of our rehabilitation therapy, home health, or hospice services perceive that they could receive higher quality or more cost-effective services from other providers, our ability to attract and retain patients and customers could be adversely affected. We believe that the perception of our quality of care by potential residents or patients or their families seeking our services is influenced by a variety of factors, including physician and other healthcare professional referrals, community information and referral services, newspapers and other print and electronic media, results of patient surveys, recommendations from family and friends, and published quality care statistics compiled by CMS or other industry data. If we lose, or fail to maintain, existing relationships with our referral resources, fail to develop new relationships or if we are perceived by our referral sources for any reason as not providing high quality or cost-effective patient care, our patient volumes and the quality of our patient mix could suffer, and our revenue and profitability could decline.

Failure to maintain the security and functionality of our information systems, or to defend against or otherwise prevent a cybersecurity attack or breach, could adversely affect our business, financial position, results of operations and liquidity.

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

A cybersecurity attack or other incident that bypasses our information systems security could cause a security breach that may lead to a material disruption to our information systems infrastructure or business and may involve a significant loss of business or patient health information. If a cybersecurity attack or other unauthorized attempt to access our systems or facilities were to be successful, it could result in the theft, destruction, loss, misappropriation, or release of confidential information or intellectual property, and could cause operational or business delays that may materially impact our ability to provide various healthcare services. Any successful cybersecurity attack or other unauthorized attempt to access our systems or facilities also could result in negative publicity which could damage our reputation or brand with our patients, referral sources, payors, or other third parties and could subject us to substantial sanctions, fines and damages and other additional civil and criminal penalties under HIPAA, HITECH, the Omnibus Rule and other federal and state privacy laws, in addition to litigation with those affected.

Failure to maintain the security and functionality of our information systems and related software, or to defend a cybersecurity attack or other attempt to gain unauthorized access to our systems, facilities or patient health information could expose us to a number of adverse consequences, the vast majority of which are not insurable, including but not limited to disruptions in our operations, regulatory and other civil and criminal penalties, fines, investigations and enforcement actions (including, but not limited to, those arising from the SEC, Federal Trade Commission, the OIG or state attorneys general), fines, litigation with those affected by the data breach, loss of customers, disputes with payors and increased operating expense, which either individually or in the aggregate could have a material adverse effect on our business, financial position, results of operations, and liquidity.

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

The FASB has promulgated a new accounting standard that will require public companies to include virtually all lease obligations on their balance sheets for fiscal years beginning after December 15, 2018, with early adoption permitted. We will not elect early adoption, and as such, we will be required to adopt this new leasing standard as of January 1, 2019 with a modified retrospective application to previously issued annual and interim financial statements for 2018 and 2017. Given the large number of TC hospitals, home health and hospice locations, and nursing centers that we lease, the adoption of this accounting standard is expected to result in a significant increase in balance sheet assets and liabilities.

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

We provide services in a highly regulated industry and are a party to various legal actions and regulatory and other governmental and internal audits and investigations in the ordinary course of business (including investigations resulting from our obligation to self-report suspected violations of law). We cannot predict the ultimate outcome of pending litigation and regulatory and other governmental and internal audits and investigations. The DOJ, CMS, or other federal and state enforcement and regulatory agencies may conduct additional investigations related to our businesses in the future. These matters could potentially subject us to sanctions, damages, recoupments, fines, and other penalties (some of which may not be covered by insurance), which may, either individually or in the aggregate, have a material adverse effect on our business, financial position, results of operations, and liquidity. See note 23 of the notes to consolidated financial statements for a description of pending legal proceedings, governmental reviews, audits, and investigations to which we are subject.

Shareholder derivative action

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

	Sales price of Common Stock
2016	High	Low
First quarter	$12.65	$7.96
Second quarter	$15.66	$10.43
Third quarter	$12.55	$9.67
Fourth quarter	$10.69	$5.65

2015	High	Low
First quarter	$24.65	$16.94
Second quarter	$24.66	$20.25
Third quarter	$23.36	$15.61
Fourth quarter	$15.75	$11.12

Our Credit Facilities and the indentures governing our outstanding notes contain covenants that limit, among other things, our ability to pay dividends. Any determination to pay dividends depends upon our results of operations, financial position, our liquidity needs, compliance with our Credit Facilities, and the indentures governing our outstanding notes, restrictions imposed by applicable laws, and other factors deemed relevant by our Board of Directors.

In August 2013, our Board of Directors approved the initiation of a cash dividend to our shareholders of $0.12 per share of Common Stock. During 2015, we paid cash dividends of $0.12 per share of Common Stock on each of the following dates: December 11, 2015, September 4, 2015, June 10, 2015 and April 1, 2015. During 2016, we paid cash dividends of $0.12 per share of Common Stock on each of the following dates: December 9, 2016, September 2, 2016, June 10, 2016 and April 1, 2016. In February 2017, our Board of Directors approved a cash dividend to our shareholders of $0.12 per share of Common Stock to be paid on March 31, 2017 to shareholders of record as of the close of business on March 13, 2017. Our Board of Directors has elected, following the March 31, 2017 cash dividend payment on our Common Stock, to discontinue paying dividends on our Common Stock and will instead redirect funds to repay debt and invest in growth.

As of January 31, 2017, there were 2,773 holders of record of our Common Stock.

See “Part III—Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for disclosures regarding our equity compensation plans.

PERFORMANCE GRAPH

The following graph summarizes the cumulative total return to shareholders of our Common Stock from December 30, 2011 to December 30, 2016 compared to the cumulative total return on the Standard & Poor’s 500 Stock Index (the “S&P Composite Index”) and the Standard & Poor’s 1500 Health Care Index (the “S&P 1500 Health Care Index”). The graph assumes an investment of $100 in each of our Common Stock, the S&P Composite Index, and the S&P 1500 Health Care Index on December 31, 2011 and also assumes the reinvestment of all cash dividends.

COMPARISON OF CUMULATIVE TOTAL RETURN

	12/30/11	12/31/12	12/31/13	12/31/14	12/31/15	12/30/16
Kindred Healthcare, Inc.	$100.00	$91.93	$170.44	$160.48	$107.95	$74.77
S&P Composite Index	100.00	116.00	153.57	174.60	177.01	198.18
S&P 1500 Health Care Index	100.00	118.35	168.29	210.01	225.57	220.94

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total number of shares (or units) purchased (1)	Average price paid per share (or unit) (2)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (1)
Month #1 (October 1 - October 31)	7,640	$9.74	-	-
Month #2 (November 1 - November 30)	-	-	-	-
Month #3 (December 1 - December 31)	2,676	7.78	-	-
Total	10,316	$9.23	-	-

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

We completed the Gentiva Merger on February 2, 2015 and the Centerre Acquisition on January 1, 2015. The operating results of each of these acquisitions have been included as part of our selected financial data since the respective acquisition dates. For more information, see “Part I – Item 1 – Business – General – Gentiva Merger,” and “Part I – Item 1 – Business – General – Centerre Acquisition.”

During the second quarter ended June 30, 2016, we corrected the balance sheet presentation of capitalized lender fees related to debt issuance. These amounts were previously presented as other long-term assets in our consolidated balance sheet, and we determined that they should have been presented as a contra account to long-term debt similar to a debt discount.

We have completed several strategic divestitures to improve our future operating results. For accounting purposes, the operating results of these businesses and the gains, losses or impairments associated with these transactions have been classified as discontinued operations in the accompanying consolidated statement of operations for all periods presented in accordance with the authoritative guidance in effect through December 31, 2014. Effective January 1, 2015, the authoritative guidance modified the requirements for reporting discontinued operations. A disposal is now required to be reported in discontinued operations only if the disposal represents a strategic shift that has (or will have) a major effect on our operations and financial results. See notes 5 and 6 of the notes to consolidated financial statements.

The results of operations for the historical periods included in the following table are not necessarily indicative of the results to be expected for future periods. In addition, see “Part I – Item 1A – Risk Factors” for a discussion of risk factors that could impact our future results of operations.

	Year ended December 31,
(In thousands, except per share amounts)	2016	2015	2014	2013	2012
Statement of Operations Data:
Revenues	$7,219,519	$7,054,907	$5,027,599	$4,775,235	$4,793,342
Salaries, wages and benefits	3,758,423	3,614,091	2,442,879	2,364,138	2,349,297
Supplies	384,098	384,354	289,043	286,266	300,836
Rent	390,534	379,889	312,792	302,192	293,141
Other operating expenses	845,680	825,996	679,992	633,906	629,779
General and administrative expenses	1,303,428	1,385,038	969,035	875,770	847,804
Other (income) expense	(2,900)	(3,016)	(872)	(861)	26
Litigation contingency expense	2,840	138,648	4,600	30,850	5,000
Impairment charges (a)	342,559	24,757	-	77,193	108,953
Restructuring charges (b)	107,175	12,970	4,435	-	9,190
Depreciation and amortization	159,402	157,251	155,570	152,945	158,085
Interest expense	234,647	232,395	168,763	108,008	107,825
Investment income	(3,162)	(2,806)	(3,996)	(4,046)	(986)
	7,522,724	7,149,567	5,022,241	4,826,361	4,808,950
Income (loss) from continuing operations before income taxes	(303,205)	(94,660)	5,358	(51,126)	(15,608)
Provision (benefit) for income taxes	314,330	(42,797)	462	(10,493)	30,341
Income (loss) from continuing operations	(617,535)	(51,863)	4,896	(40,633)	(45,949)
Discontinued operations, net of income taxes:
Income (loss) from operations	6,616	(235)	(53,630)	(40,315)	11,370
Gain (loss) on divestiture of operations	295	1,244	(12,698)	(83,887)	(4,745)
Income (loss) from discontinued operations	6,911	1,009	(66,328)	(124,202)	6,625
Net loss	(610,624)	(50,854)	(61,432)	(164,835)	(39,324)
(Earnings) loss attributable to noncontrolling interests:
Continuing operations	(53,602)	(42,564)	(18,872)	(3,890)	(1,382)
Discontinued operations	(4)	34	467	233	339
	(53,606)	(42,530)	(18,405)	(3,657)	(1,043)
Loss attributable to Kindred	$(664,230)	$(93,384)	$(79,837)	$(168,492)	$(40,367)
Amounts attributable to Kindred stockholders:
Loss from continuing operations	$(671,137)	$(94,427)	$(13,976)	$(44,523)	$(47,331)
Income (loss) from discontinued operations	6,907	1,043	(65,861)	(123,969)	6,964
Net loss	$(664,230)	$(93,384)	$(79,837)	$(168,492)	$(40,367)
Loss per common share:
Basic:
Loss from continuing operations	$(7.73)	$(1.12)	$(0.24)	$(0.85)	$(0.92)
Discontinued operations:
Income (loss) from operations	0.08	-	(0.91)	(0.77)	0.23
Gain (loss) on divestiture of operations	-	0.01	(0.21)	(1.61)	(0.09)
Income (loss) from discontinued operations	0.08	0.01	(1.12)	(2.38)	0.14
Net loss	$(7.65)	$(1.11)	$(1.36)	$(3.23)	$(0.78)
Diluted:
Income (loss) from continuing operations	$(7.73)	$(1.12)	$(0.24)	$(0.85)	$(0.92)
Discontinued operations:
Income (loss) from operations	0.08	-	(0.91)	(0.77)	0.23
Gain (loss) on divestiture of operations	-	0.01	(0.21)	(1.61)	(0.09)
Income (loss) from discontinued operations	0.08	0.01	(1.12)	(2.38)	0.14
Net income (loss)	$(7.65)	$(1.11)	$(1.36)	$(3.23)	$(0.78)

Shares used in computing loss per common share:
Basic	86,800	84,558	58,634	52,249	51,659
Diluted	86,800	84,558	58,634	52,249	51,659
Cash dividends declared and paid per common share	$0.48	$0.48	$0.48	$0.24	$-
Financial Position:
Working capital	$510,810	$389,687	$450,408	$366,387	$425,772
Total assets	6,112,724	6,468,259	5,619,428	3,918,144	4,207,592
Long-term debt	3,215,062	3,086,348	2,818,995	1,551,666	1,618,352
Equity	1,041,521	1,706,047	1,485,972	1,121,216	1,292,844

(a)	See note 4 of the notes to consolidated financial statements for a discussion of impairment charges.
(b)	See note 7 of the notes to consolidated financial statements for a discussion of restructuring charges.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion together with the selected financial data in Item 6 and our consolidated financial statements and the notes thereto included in this Annual Report on Form 10-K. All financial and operating data presented in Items 6 and 7 reflect the continuing operations of our business for all periods presented unless otherwise indicated.

Overview

We are a healthcare services company that through our subsidiaries operates a home health, hospice, and community care business, TC hospitals, IRFs, a contract rehabilitation services business, nursing centers, and assisted living facilities across the United States. We are organized into four operating divisions: the Kindred at Home division, the hospital division, the Kindred Rehabilitation Services division and the nursing center division. At December 31, 2016, our (1) Kindred at Home division primarily provided home health, hospice, and community care services from 635 locations in 40 states, (2) hospital division operated 82 TC hospitals (6,107 licensed beds) in 18 states, (3) Kindred Rehabilitation Services division operated 19 IRFs (995 licensed beds), 102 ARUs and provided rehabilitation services primarily in hospitals and long-term care settings in 46 states, and (4) nursing center division operated 91 nursing centers (11,568 licensed beds) and seven assisted living facilities (380 licensed beds) in 19 states.

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

Centerre Acquisition

On November 11, 2014, we entered into an agreement to acquire Centerre. On January 1, 2015, we completed the Centerre Acquisition for a purchase price of approximately $195 million in cash, which was recorded as an acquisition deposit at December 31, 2014. Centerre operated 11 IRFs with 614 beds through partnerships.

Divestitures

Continuing operations

During 2016, we closed three LTAC hospitals, one nursing center, and seven home health and hospice locations and recorded write-offs of property and equipment of $8 million, indefinite-lived intangible assets of $9 million and leasehold liabilities of $5 million.

During 2015, we either sold or closed 22 home health and hospice locations and recorded write-offs of property and equipment of $1 million, indefinite-lived intangible assets of $9 million and goodwill of $3 million, which was based upon the relative fair value of the sold home health and hospice locations.

All of the previously mentioned charges were recorded as restructuring charges in the accompanying consolidated statement of operations for all periods. See note 7 of the notes to consolidated financial statements.

During 2016, the Company also completed the Curahealth Disposal for $21 million in net cash proceeds, the facility swap with Select and sold a hospital division medical office building for $4 million. See notes 3 and 4 of the notes to consolidated financial statements.

Discontinued operations

On December 27, 2014, we entered into an agreement with Ventas to transition the operations for the 2014 Expiring Facilities. Each lease terminated when the operation of such nursing center was transferred to a new operator. At December 31, 2016, we transferred the operations for all of the 2014 Expiring Facilities to new operators. Under the terms of the agreement to transition operations of the 2014 Expiring Facilities, we incurred a $40 million termination fee in exchange for the early termination of the leases, which was paid to Ventas in January 2015.

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

We recorded a loss on divestiture of $10 million ($6 million net of income taxes) for the year ended December 31, 2014, related to the sale of 15 non-strategic hospitals and one nursing center to an affiliate of Vibra Healthcare, LLC. The loss on divestiture related to an allowance for the settlement of disposed working capital under the terms of the sale agreement.

The results of operations and the gains or losses on divestiture of operations, net of income taxes, for the above dispositions were reclassified to discontinued operations in the accompanying consolidated statement of operations for all historical periods.

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

A summary of revenues by payor type follows (in thousands):

	Year ended December 31,
	2016	2015	2014
Medicare	$3,743,595	$3,605,852	$2,087,261
Medicaid	821,651	817,713	601,645
Medicare Advantage	548,522	530,012	374,431
Medicaid Managed	260,403	207,900	127,707
Other	2,055,193	2,131,012	2,051,812
	7,429,364	7,292,489	5,242,856
Eliminations	(209,845)	(237,582)	(215,257)
	$7,219,519	$7,054,907	$5,027,599

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

The provision for doubtful accounts totaled $41 million for 2016, $55 million for 2015 and $31 million for 2014. The increase in 2015 was primarily attributable to the Gentiva Merger and the previously mentioned RehabCare provision for doubtful accounts of $13 million.

Allowances for insurance risks

We insure a substantial portion of our professional liability risks and workers compensation risks through Cornerstone. Provisions for loss for these risks are based upon management’s best available information including actuarially determined estimates. Effective with the Gentiva Merger, we cancelled all policies issued by the Gentiva wholly owned limited purpose insurance subsidiary and began insuring all post-merger risks through Cornerstone.

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

Provisions for loss for professional liability risks retained by Cornerstone have been discounted based upon actuarial estimates of claim payment patterns using a discount rate of 1%. The discount rate is based upon the risk-free interest rate for the respective year. Amounts equal to the discounted loss provision are funded annually. We do not fund the portion of professional liability risks related to estimated claims that have been incurred but not reported. Accordingly, these liabilities are not discounted. The allowance for professional liability risks aggregated $361 million at December 31, 2016 and $327 million at December 31, 2015. If we did not discount any of the allowances for professional liability risks, these balances would have approximated $363 million at December 31, 2016 and $330 million at December 31, 2015.

Changes in the number of professional liability claims and the cost to settle these claims significantly impact the allowance for professional liability risks. A relatively small variance between our estimated and actual number of claims or average cost per claim could have a material impact, either favorable or unfavorable, on the adequacy of the allowance for professional liability risks. For example, a 1% variance in the allowance for professional liability risks at December 31, 2016 would impact our operating income by approximately $4 million.

The provision for professional liability risks (continuing operations), including the cost of coverage maintained with unaffiliated commercial reinsurance carriers, aggregated $81 million for 2016, $71 million for 2015 and $59 million for 2014. The increase in 2016 was primarily attributable to an increase in frequency and severity of claims. The increase in 2015 was primarily attributable to the Gentiva Merger and an increase in frequency and severity of claims. Changes in estimates for prior year professional liability costs increased professional liability costs by approximately $2 million and $4 million in 2016 and 2015, respectively, and reduced professional liability costs by approximately $2 million in 2014.

With respect to our discontinued operations, we recorded favorable pretax adjustments of $4 million and $5 million in 2016 and 2015, respectively, and recorded an unfavorable pretax adjustment of $3 million in 2014 resulting from changes in estimates for professional liability reserves related to prior years.

Provisions for loss for workers compensation risks retained by Cornerstone are not discounted and amounts equal to the loss provision are funded annually. The allowance for workers compensation risks aggregated $265 million at December 31, 2016 and $255 million at December 31, 2015. The provision for workers compensation risks (continuing operations), including the cost of coverage maintained with unaffiliated commercial insurance carriers, aggregated $56 million for 2016, $51 million for 2015 and $36 million for 2014. Costs in 2016 were higher compared to 2015 primarily as a result of favorable actuarial adjustments of prior year reserves recorded during 2015. The increase in workers compensation costs in 2015 was primarily attributable to the Gentiva Merger.

See notes 6 and 11 of the notes to consolidated financial statements.

Accounting for income taxes

The provision (benefit) for income taxes is based upon our annual taxable income or loss for each respective accounting period. We recognize an asset or liability for the deferred tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. These temporary differences will result in taxable or deductible amounts in future years when the reported amounts of the assets are recovered or liabilities are settled. We also recognize as deferred tax assets the future tax benefits from net operating losses (“NOLs”) and capital loss carryforwards.

At each balance sheet date, management assesses all available positive and negative evidence to determine whether a valuation allowance is needed against its deferred tax assets. The authoritative guidance requires evidence related to events that have actually happened to be weighted more significantly than evidence that is projected or expected to happen. A significant piece of negative evidence according to this weighting standard is if there are cumulative losses in the two most recent years and the current year, which was the case for us at December 31, 2016. Our outlook of taxable income for 2016 changed after we recorded $287 million of goodwill and property and equipment impairment charges associated with (1) the Hospital Division Triggering Event ($264 million) and (2) the decline in nursing center financial performance in 2016 combined with the planned disposal of our skilled nursing facility business ($23 million). In addition, the divestiture of the skilled nursing facility business may generate additional taxable losses in the future related to the transaction.

In addition, we have deferred tax liabilities related to tax amortization of acquired indefinite-lived intangible assets because these assets are not amortized for financial reporting purposes. The tax amortization in current and future years created a deferred tax liability which will reverse at the time of ultimate sale or book impairment. Due to the uncertain timing of this reversal, the temporary difference associated with indefinite-lived intangible assets cannot be considered a source of future taxable income for purposes of determining the valuation allowance. As such, this deferred tax liability cannot be used to offset the deferred tax asset related to the net deferred tax assets.

On the basis of this evaluation, as of December 31, 2016, we recorded a valuation allowance of $386 million (including discontinued operations) against our deferred tax assets. The valuation allowance was recorded as an increase to the income tax provision primarily in the third quarter of 2016. As of December 31, 2016, we had a net deferred tax liability of $202 million representing indefinite-lived intangible assets. The amount of deferred tax asset considered realizable, however, could be adjusted if the weighting of the positive and negative evidence changes. We recognized net deferred tax assets totaling $104 million at December 31, 2015.

Our effective income tax rate from continuing operations was 103.7% in 2016, 45.2% in 2015 and 8.6% in 2014. The effective income tax rate from continuing operations for 2016 was negatively impacted by recording a $388 million deferred tax valuation allowance in 2016, net of an increase in nontaxable noncontrolling interests. The effective income tax rates for 2015 and 2014 were impacted by $12 million and $8 million, respectively, related to pretax transaction costs that are not deductible for income tax purposes. We recorded favorable income tax adjustments related to the resolution of state income tax contingencies from prior years that reduced the provision for income taxes by approximately $0.7 million in 2016 and $0.2 million in 2014. We recorded unfavorable income tax adjustments related to interest accrued for state income tax contingencies from prior years that increased the provision for income taxes by approximately $0.4 million in 2016 and $0.4 million in 2015.

We identified deferred tax assets for federal income tax NOLs of $162 million with a corresponding deferred income tax valuation allowance of $162 million at December 31, 2016. We had deferred tax assets for federal income tax NOLs of $119 million with no corresponding deferred income tax valuation allowance at December 31, 2015. The federal income tax NOLs expire in various amounts through 2036. We had deferred income tax assets for state income tax NOLs of $60 million at both December 31, 2016 and December 31, 2015, and corresponding deferred income tax valuation allowances of $60 million and $47 million at December 31, 2016 and December 31, 2015, respectively, for that portion of the net deferred income tax assets that we will likely not realize in the future.

We are subject to various federal and state income tax audits in the ordinary course of business. Such audits could result in increased tax payments, interest and penalties. While we believe our tax positions are appropriate, we cannot assure you that the various authorities engaged in the examination of our income tax returns will not challenge our positions.

We record accrued interest and penalties associated with uncertain tax positions as income tax expense in the consolidated statement of operations. Accrued interest related to uncertain tax provisions totaled $3 million as of December 31, 2016 and December 31, 2015.

The federal statute of limitations remains open for tax years 2013 through 2015. During 2016, we resolved federal income tax audits for the 2014 tax year. During 2015, Gentiva and its subsidiaries also resolved federal tax audits for the 2014 tax year under the Internal Revenue Service (the “IRS”) Compliance Assurance Process (“CAP”) program. We are currently under examination by the IRS for the 2015 and 2016 tax years. We have been accepted into the CAP program for the 2015 through 2017 tax years. The CAP program is an enhanced, real-time review of a company’s tax positions and compliance. We expect our participation in the CAP program will improve the timeliness of our federal tax examinations.

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

During the year ended December 31, 2016, we recorded an asset impairment charge of $20 million related to the property and equipment of the 12 TC hospitals sold to Curahealth and an asset impairment charge of $5 million related to the property and equipment of a nursing center held for sale. These charges reflect the amount by which the carrying values of the properties exceeded their estimated fair value. The fair value of the properties was measured using Level 3 inputs of the pending offers. During the year ended December 31, 2016, we also recorded an asset impairment charge of $8 million under the held and used accounting model related to the Curahealth Disposal. These charges reflect the amount by which the carrying value of certain property and equipment exceeded its estimated fair value. The fair value of property and equipment in the first quarter of 2016 was measured using Level 3 inputs, primarily replacement costs.

During the year ended December 31, 2016, we recorded a property and equipment impairment charge of $3 million related to the Hospital Division Triggering Event. This charge reflects the amount by which the carrying value of the assets exceeded their estimated fair value. The fair value of the assets was measured using Level 3 inputs such as operating cash flows, market data and replacement cost factoring in depreciation, economic obsolescence and inflation trends.

During the year ended December 31, 2016, we reviewed the long-lived assets related to the decline in financial performance of our nursing center division and also determined it was more likely than not that we would dispose of our skilled nursing facility business. We determined that our property and equipment was impaired and recorded an impairment charge of $23 million. The fair value of the assets was measured using Level 3 inputs, such as operating cash flows and replacement costs.

During the year ended December 31, 2016, we recorded an asset impairment charge of $3 million related to the sale of a hospital division medical office building. This charge reflects the amount by which the carrying value of the property exceeded its estimated fair value. The fair value of the property was measured using the pending offer, a Level 3 input.

Goodwill

In accordance with the authoritative guidance for goodwill and other intangible assets, we are required to perform an impairment test for goodwill and indefinite-lived intangible assets at least annually or more frequently if adverse events or changes in circumstances indicate that the asset may be impaired. We perform our annual goodwill impairment test on October 1 each fiscal year for each of our reporting units.

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

A reporting unit is either an operating segment or one level below the operating segment, referred to as a component. When the components within our operating segments have similar economic characteristics, we aggregate the components of our operating segments into one reporting unit. Accordingly, we have determined that our reporting units are home health, hospice, community care, hospitals, hospital rehabilitation services, inpatient rehabilitation hospitals, RehabCare, and nursing centers. The community care reporting unit is included in the home health operating segment of the Kindred at Home division. The hospital rehabilitation services and inpatient rehabilitation hospitals reporting units are both included in the Kindred Hospital Rehabilitation Services operating segment of the Kindred Rehabilitation Services division. The carrying value of goodwill for each of our reporting units at December 31, 2016 and December 31, 2015 follows (in thousands):

	December 31,	December 31,
	2016	2015
Kindred at Home:
Home health	$746,019	$739,677
Hospice	646,329	639,006
Community care	173,463	166,312
	1,565,811	1,544,995
Hospitals	361,310	628,519
Kindred Rehabilitation Services:
Kindred Hospital Rehabilitation Service contracts	173,618	173,618
Inpatient rehabilitation hospitals	326,335	322,678
RehabCare	-	-
	499,953	496,296
Nursing centers	-	-
	$2,427,074	$2,669,810

The goodwill impairment test involves a two-step process. The first step is a comparison of each reporting unit’s fair value to its carrying value. If the carrying value of the reporting unit is greater than its fair value, there is an indication that impairment may exist and the second step must be performed to measure the amount of impairment loss, if any. Based upon the results of the step one annual impairment test for goodwill for each of our reporting units at October 1, 2016 and October 1, 2015, no impairment charges were recorded in connection with our annual impairment test. See note 4 of the notes to consolidated financial statements for a discussion of other goodwill impairment charges and triggering events.

Since quoted market prices for our reporting units are not available, we apply judgment in determining the fair value of these reporting units for purposes of performing the goodwill impairment test. We rely on widely accepted valuation techniques, including discounted cash flow and market multiple analyses approaches, which capture both the future income potential of the reporting unit and the market behaviors and actions of market participants in the industry that includes the reporting unit. These types of analyses require us to make assumptions and estimates regarding future cash flows, industry-specific economic factors and the profitability of future business strategies. The discounted cash flow approach uses a projection of estimated operating results and cash flows that are discounted using a weighted average cost of capital. Under the discounted cash flow approach, the projection uses management’s best estimates of economic and market conditions over the projected period for each reporting unit including growth rates in the number of admissions, patient days, reimbursement rates, operating costs, rent expense, and capital expenditures. Other significant estimates and assumptions include terminal value growth rates, changes in working capital requirements, and weighted average cost of capital. The market multiple analysis estimates fair value by applying cash flow multiples to the reporting unit’s operating results. The multiples are derived from comparable publicly traded companies with similar operating and investment characteristics to the reporting units.

During the year ended December 31, 2016, we recorded a goodwill impairment charge of $13 million related to the Curahealth Disposal. This charge reflects the amount by which the carrying values of the properties exceeded their estimated fair value. The fair value of the properties was measured using a Level 3 input of the pending offer from Curahealth at September 30, 2016.

During the year ended December 31, 2016, we recorded a goodwill impairment charge of $261 million related to the Hospital Division Triggering Event. This charge reflects the amount by which the carrying value of the hospital reporting unit goodwill exceeded the estimated fair value. The fair value of the assets was measured using Level 3 inputs such as operating cash flows and market data.

We determined that the sale of three LTAC hospitals to Select during the year ended December 31, 2016 was an impairment triggering event in the hospital reporting unit. We tested the recoverability of the hospital reporting unit goodwill and determined that goodwill was not impaired.

As part of the October 1, 2016 annual impairment test, it was determined the hospice reporting unit carrying value was within 3% of its fair value. Adverse changes in the operating environment and related key assumptions used to determine the fair value of our reporting units and indefinite-lived intangible assets or declines in the value of our Common Stock may result in future impairment charges for a portion or all of these assets. Specifically, if the rate of growth of government and commercial revenues earned by our reporting units were to be less than projected, if healthcare reforms were to negatively impact our business, if weighted average cost of capital increases, or if recent increases in labor costs materially exceed our projections in our reporting units or business segments, an impairment charge of a portion or all of these assets may be required. An impairment charge could have a material adverse effect on our business, financial position and results of operations, but would not be expected to have an impact on our cash flows or liquidity.

Indefinite-lived intangible assets

Our indefinite-lived intangible assets consist of trade names, Medicare certifications, and certificates of need. The fair values of our indefinite-lived intangible assets are derived from current market data, including comparable sales or royalty rates, and projections at a facility, geographical location level or reporting unit, which include management’s best estimates of economic and market conditions over the projected period. Significant assumptions include growth rates in the number of admissions, patient days, reimbursement rates, operating costs, rent expense, capital expenditures, terminal value growth rates, changes in working capital requirements, weighted average cost of capital, and opportunity costs.

The annual impairment tests for certain of our indefinite-lived intangible assets are performed as of May 1 and October 1. As part of the annual indefinite-lived impairment review at October 1, 2016, an impairment charge of $4 million was recorded related to previously acquired home health and hospice Medicare certifications, certificates of need and a trade name. These charges reflect the amount by which the carrying value exceeded its estimated fair value. The fair values of the assets were measured using Level 3 inputs, such as projected revenues and operating cash flows. As part of the impairment review on May 1, 2016, an impairment charge of $3 million was recorded during the year ended December 31, 2016 related to certificates of need for two hospitals which had declines in operating cash flows. This charge reflects the amount by which the carrying value of the certificates of need exceeded its estimated fair value. The fair value of the certificates of need was measured using Level 3 inputs, such as operating cash flows. No impairment charges were recorded in connection with the annual impairment tests at each of these dates in 2015.

Medicare certifications in our home health, hospice and IRFs reporting units aggregating approximately $129 million were within 1% of their fair value at October 1, 2016 after the annual impairment test. The majority of the $129 million Medicare certification value related to the Gentiva Merger and the Centerre Acquisition, which were each appraised during 2015. The previously acquired RehabCare trade name, totaling $97 million, was within 10% of its fair value at the May 1, 2016 annual impairment test but could be negatively impacted by the loss of affiliated and non-affiliated customer contracts.

During the fourth quarter ended December 31, 2015, we recorded an asset impairment charge of $18 million related to the RehabCare trade name due to the cancellation of contracts associated with one large customer in the fourth quarter of 2015 and a reduction in projected revenues in 2016. The charge reflects the amount by which the carrying value exceeded its estimated fair value. The fair value of the trade name was measured using Level 3 inputs such as projected revenues and the industry specific royalty rate.

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

Recently Issued Accounting Requirements

In January 2017, the Financial Accounting Standards Board (the “FASB”) issued authoritative guidance that simplifies the measurement of goodwill impairment to a single-step test. The guidance removes step two of the goodwill impairment test, which requires a hypothetical purchase price allocation, and will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. Under the revised guidance, failing step one will always result in goodwill impairment. The new guidance is effective for annual and interim goodwill impairment tests beginning after December 15, 2019 and early adoption is permitted. We will early adopt the new guidance in the first quarter of 2017 on a prospective basis. If we fail step one of the goodwill impairment test under the new guidance, the results could materially impact our financial position and results of operations but not our business or liquidity.

In January 2017, the FASB issued authoritative guidance that revises the definition of a business, which affects accounting for acquisitions, disposals, goodwill impairment, and consolidation. The guidance is intended to help entities evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The revision provides a more robust framework to use in determining when a set of assets and activities is a business. The new guidance is effective for annual and interim periods beginning after December 15, 2017 and early adoption is permitted. The adoption of this standard is not expected to have a material impact on our business, financial position, results of operations or liquidity.

In November 2016, the FASB issued authoritative guidance that simplifies the disclosure of restricted cash within the statement of cash flows. The guidance is intended to reduce diversity when reporting restricted cash and requires entities to explain changes in the combined total of restricted and unrestricted balances in the statement of cash flows. The new guidance is effective for annual and interim periods beginning after December 15, 2017 and early adoption is permitted. The adoption of this standard is not expected to have a material impact on our consolidated statement of cash flows.

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

In August 2016, the FASB issued authoritative guidance to eliminate diversity in practice related to the cash flow statement classification of eight specific cash flow issues, which include debt prepayment or extinguishment costs, maturity of a zero coupon bond, settlement of contingent consideration liabilities after a business combination, proceeds from insurance settlements and distribution from certain equity method investees. The new guidance is effective for annual and interim periods beginning after December 15, 2017 and early adoption is permitted. We are currently assessing the impact on our consolidated statement of cash flows.

In June 2016, the FASB issued authoritative guidance for accounting for credit losses on financial instruments. The new guidance introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments and modifies the impairment model for available-for-sale debt securities. The new guidance is effective for annual periods beginning after December 15, 2019 and early adoption is permitted beginning after December 15, 2018. We are still evaluating our transition approach and the impact of adoption on our business, financial position, results of operations, and liquidity.

In March 2016, the FASB issued authoritative guidance that requires the tax effects related to share-based payments to be recorded through the income statement at settlement. Under the new guidance, tax benefits in excess of or less than the tax effect of compensation expenses will no longer be recorded in equity for purpose of simplification, which is expected to reduce administrative complexities but could increase the volatility of income tax expense. The new guidance is effective for annual and interim periods beginning after December 15, 2016. The adoption of this standard will increase the volatility of our income tax provision in our results of operations but is not expected to have a material impact on our business, financial position, or liquidity.

In March 2016, the FASB issued authoritative guidance that eliminates the requirement to apply the equity method of accounting retrospectively when a reporting entity obtains significant influence over a previously held investment. Under the new guidance, the equity method of accounting should be applied prospectively from the date significant influence is obtained. The new guidance is effective for annual and interim periods beginning after December 15, 2016. The adoption of this standard is not expected to have a material impact on our business, financial position, results of operations, or liquidity.

In March 2016, the FASB issued authoritative guidance clarifying that a change in the counterparty to a derivative contract, in and of itself, does not require the dedesignation of a hedging relationship. Under the new guidance, an entity will still need to evaluate whether it is possible that the counterparty will perform under the contract as part of the assessment for hedge accounting. The new guidance is effective for annual and interim periods beginning after December 15, 2016. The adoption of this standard is not expected to have a material impact on our business, financial position, results of operations, or liquidity.

In February 2016, the FASB issued amended authoritative guidance on accounting for leases. The new provisions require that a lessee of operating leases recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. The lease liability will be equal to the present value of lease payments, with the right-of-use asset based upon the lease liability. The classification criteria for distinguishing between finance (or capital) leases and operating leases are substantially similar to the previous lease guidance, but with no explicit bright lines. As such, operating leases will result in straight-line rent expense similar to current practice. For short term leases (term of 12 months or less), a lessee is permitted to make an accounting election not to recognize lease assets and lease liabilities, which would generally result in lease expense being recognized on a straight-line basis over the lease term. The guidance is effective for annual and interim periods beginning after December 15, 2018, and will require application of the new guidance at the beginning of the earliest comparable period presented. We will not elect early adoption and will apply the modified retrospective approach as required. The adoption of this standard is expected to have a material impact on our financial position. We are still evaluating the impact on our results of operations and there is no impact on liquidity.

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

In August 2014, the FASB issued authoritative guidance requiring management to evaluate whether there are conditions and events that raise substantial doubt about the entity’s ability to continue as a going concern and to provide disclosures in certain circumstances. The guidance is effective for annual and interim periods ending after December 15, 2016. This guidance did not have a material impact on our consolidated financial statements.

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

•

In July 2015, the FASB finalized a one year deferral of the new revenue standard with an updated effective date for interim and annual periods beginning on or after December 15, 2017. Entities are not permitted to adopt the standard earlier than the original effective date, which was on or after December 15, 2016.

•

In March 2016, the FASB finalized its amendments to the guidance in the new revenue standard on assessing whether an entity is a principal or an agent in a revenue transaction. Under the new amendments, the FASB confirmed that a principal in an arrangement controls a good or service before it is transferred to a customer but revised the structure of indicators when an entity is the principal. The amendments have the same effective date and transition requirements as the new revenue standard.

•

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

We will not elect early adoption but will apply the modified retrospective approach upon the required effective date. We are still evaluating the impact of the adoption of the new revenue standard on our business, financial position, results of operations, and liquidity.

Impact of Medicare and Medicaid Reimbursement

We depend on reimbursement from third party payors, including the Medicare and Medicaid programs, for a substantial portion of our revenues. For the year ended December 31, 2016, we derived approximately 61% of our total revenues (before eliminations) from the Medicare and Medicaid programs and the balance from other third party payors, such as commercial insurance companies, health maintenance organizations, preferred provider organizations and contracted providers.

The Medicare and Medicaid programs are highly regulated and subject to frequent and substantial changes. See “Part I – Item 1 – Business – Governmental Regulation” for an overview of the reimbursement systems impacting our businesses and “Part I – Item 1A – Risk Factors.”

Results of Operations – Continuing Operations

For the years ended December 31, 2016, 2015 and 2014

For segment purposes, we define segment EBITDAR as earnings before interest, income taxes, depreciation, amortization, rent, and support center overhead. Segment EBITDAR excludes litigation contingency expense, impairment charges, restructuring charges, and transaction costs.

A summary of our business segment data follows (dollars in thousands):

	Year ended December 31,
(In thousands)	2016	2015	2014
Revenues:
Kindred at Home:
Home health	$1,762,622	$1,578,500	$298,907
Hospice	736,803	656,527	50,095
	2,499,425	2,235,027	349,002
Hospital division	2,383,063	2,440,779	2,450,068
Kindred Rehabilitation Services:
Kindred Hospital Rehabilitation Services	674,648	609,122	374,201
RehabCare	784,292	915,486	1,007,036
	1,458,940	1,524,608	1,381,237
Nursing center division	1,087,936	1,092,075	1,062,549
	7,429,364	7,292,489	5,242,856
Eliminations:
Kindred Hospital Rehabilitation Services	(89,724)	(91,301)	(91,232)
RehabCare	(113,135)	(140,540)	(120,808)
Nursing centers	(6,986)	(5,741)	(3,217)
	(209,845)	(237,582)	(215,257)
	$7,219,519	$7,054,907	$5,027,599
Income (loss) from continuing operations:
Segment EBITDAR:
Kindred at Home:
Home health	$279,531	$256,173	$20,149
Hospice	116,326	109,120	5,390
	395,857	365,293	25,539
Hospital division	436,071	478,205	522,955
Kindred Rehabilitation Services:
Kindred Hospital Rehabilitation Services	197,123	176,127	98,196
RehabCare	40,082	43,815	70,974
	237,205	219,942	169,170
Nursing center division	127,342	149,364	150,916
Support center	(257,006)	(255,229)	(203,075)
Litigation contingency expense	(2,840)	(138,648)	(4,600)
Impairment charges	(342,559)	(24,757)	-
Restructuring charges	(45,783)	(10,250)	(4,188)
Transaction costs	(8,679)	(109,131)	(17,983)
EBITDAR	539,608	674,789	638,734
Rent	(390,534)	(379,889)	(312,792)
Restructuring charges - rent	(61,392)	(2,720)	(247)
Depreciation and amortization	(159,402)	(157,251)	(155,570)
Interest, net	(231,485)	(229,589)	(164,767)
Income (loss) from continuing operations before income taxes	(303,205)	(94,660)	5,358
Provision (benefit) for income taxes	314,330	(42,797)	462
	$(617,535)	$(51,863)	$4,896

Operating data:

	Year ended December 31,
	2016	2015	2014
Kindred at Home data:
Home health:
Sites of service (at end of period)	390	373	133
Revenue mix %:
Medicare	78.8	80.3	81.7
Medicaid	2.1	2.0	2.0
Commercial and other	8.9	8.1	11.0
Commercial paid at episodic rates	10.2	9.6	5.3
Episodic revenues ($ 000s)	$1,313,974	$1,194,536	$232,127
Total episodic admissions	278,358	249,805	42,047
Medicare episodic admissions	242,104	218,850	38,716
Total episodes	451,585	406,313	85,618
Episodes per admission	1.62	1.63	2.04
Revenue per episode	$2,910	$2,940	$2,711
Hospice:
Sites of service (at end of period)	183	175	29
Admissions	51,959	45,657	3,448
Average length of stay	95	97	95
Patient days	4,945,769	4,373,044	325,054
Average daily census	13,513	11,981	891
Revenue per patient day	$149	$150	$154
Community Care and other revenues (included in home health business segment) ($ 000s)	$285,387	$248,571	$31,366

Operating data (Continued):

	Year ended December 31,
	2016	2015	2014
Hospital division:
End of period data:
Number of transitional care hospitals	82	95	97
Number of licensed beds	6,107	7,094	7,147
Revenue mix %:
Medicare	55.5	56.6	58.0
Medicaid	4.2	5.3	6.6
Medicare Advantage	11.7	11.4	10.9
Medicaid Managed	6.7	5.6	3.4
Commercial insurance and other	21.9	21.1	21.1
Admissions:
Medicare	32,384	33,187	34,578
Medicaid	1,560	2,296	3,270
Medicare Advantage	5,372	5,423	5,433
Medicaid Managed	3,149	2,576	1,781
Commercial insurance and other	6,893	7,147	7,198
	49,358	50,629	52,260
Patient days:
Medicare	836,789	868,339	884,103
Medicaid	69,505	98,838	126,265
Medicare Advantage	174,224	173,852	168,250
Medicaid Managed	110,417	96,060	60,480
Commercial insurance and other	239,782	241,115	235,641
	1,430,717	1,478,204	1,474,739
Average length of stay:
Medicare	25.8	26.2	25.6
Medicaid	44.6	43.0	38.6
Medicare Advantage	32.4	32.1	31.0
Medicaid Managed	35.1	37.3	34.0
Commercial insurance and other	34.8	33.7	32.7
Weighted average	29.0	29.2	28.2
Revenues per admission:
Medicare	$40,800	$41,620	$41,112
Medicaid	64,356	56,352	49,186
Medicare Advantage	51,826	51,077	49,142
Medicaid Managed	50,932	53,383	47,305
Commercial insurance and other	75,819	72,150	71,743
Weighted average	48,281	48,209	46,882
Revenues per patient day:
Medicare	$1,579	$1,591	$1,608
Medicaid	1,444	1,309	1,274
Medicare Advantage	1,598	1,593	1,587
Medicaid Managed	1,453	1,432	1,393
Commercial insurance and other	2,180	2,139	2,192
Weighted average	1,666	1,651	1,661
Medicare case mix index (discharged patients only)	1.169	1.162	1.163
Average daily census	3,909	4,050	4,040
Occupancy %	65.1	64.9	64.6
Same-hospital data:
Admissions:
Medicare	29,025	28,918	30,169
Medicaid	1,416	1,962	2,762
Medicare Advantage	4,719	4,485	4,524
Medicaid Managed	2,913	2,290	1,560
Commercial insurance and other	6,013	5,929	5,949
	44,086	43,584	44,964
Patient days:
Medicare	748,832	758,252	775,317
Medicaid	52,477	70,499	92,781
Medicare Advantage	154,814	144,675	141,282
Medicaid Managed	103,296	85,651	53,736
Commercial insurance and other	212,597	205,092	199,062
	1,272,016	1,264,169	1,262,178
Total average length of stay	28.9	29.0	28.1
Total revenues per patient day	$1,691	$1,684	$1,697

Operating data (Continued):

	Year ended December 31,
	2016	2015	2014
Kindred Rehabilitation Services data:
Kindred Hospital Rehabilitation Services:
Freestanding IRFs:
End of period data:
Number of IRFs	19	18	5
Number of licensed beds	995	919	215
Discharges (a)	18,409	15,991	4,224
Same-hospital discharges (a)	16,540	15,748	4,224
Occupancy % (a)	69.1	70.2	70.3
Average length of stay (a)	12.8	13.2	13.1
Revenue per discharge (a)	$19,531	$19,104	$17,757
Contract services:
Sites of service (at end of period):
ARUs	102	100	100
LTAC hospitals	119	119	117
Sub-acute units	5	7	10
Outpatient units	132	130	138
	358	356	365
Revenue per site	$858,758	$837,606	$805,590
RehabCare:
Sites of service (at end of period)	1,718	1,798	1,935
Revenue per site	$448,258	$505,909	$534,077

(a)	Excludes non-consolidating IRF.

Operating data (Continued):

	Year ended December 31,
	2016	2015	2014
Nursing center division data:
End of period data:
Number of facilities:
Nursing centers:
Owned or leased	87	86	86
Managed	4	4	4
Assisted living facilities	7	7	7
	98	97	97
Number of licensed beds:
Nursing centers:
Owned or leased	11,083	11,050	11,050
Managed	485	485	485
Assisted living facilities	380	375	375
	11,948	11,910	11,910
Revenue mix %:
Medicare	30.6	30.9	32.0
Medicaid	37.6	38.6	39.6
Medicare Advantage	7.2	8.3	8.4
Medicaid Managed	8.9	6.1	4.1
Private and other	15.7	16.1	15.9
Patient days (a):
Medicare	525,769	541,911	568,413
Medicaid	1,695,602	1,774,042	1,884,251
Medicare Advantage	170,003	200,998	200,432
Medicaid Managed	442,834	335,278	241,217
Private and other	546,449	558,996	563,190
	3,380,657	3,411,225	3,457,503
Patient day mix % (a):
Medicare	15.5	15.9	16.4
Medicaid	50.2	52.0	54.5
Medicare Advantage	5.0	5.9	5.8
Medicaid Managed	13.1	9.8	7.0
Private and other	16.2	16.4	16.3
Revenues per patient day (a):
Medicare Part A	$579	$574	$555
Total Medicare (including Part B)	632	622	599
Medicaid	241	238	224
Medicaid (net of provider taxes) (b)	216	211	203
Medicare Advantage	462	450	443
Medicaid Managed	218	198	180
Private and other	313	316	299
Weighted average	322	320	307
Average daily census (a)	9,237	9,346	9,473
Admissions (a)	38,402	39,002	38,772
Occupancy % (a)	77.4	79.4	80.7
Medicare average length of stay (a)	27.7	28.7	29.6

(a)	Excludes managed facilities.
(b)	Provider taxes are recorded in general and administrative expenses for all periods presented.

Kindred at Home division

Home health

Revenues increased 12% to $1.76 billion in 2016 compared to $1.58 billion in 2015 and $299 million in 2014. Revenue growth in 2016 was primarily attributable to the Gentiva Merger, growth in both home health admissions and episodes, and growth in community care revenues, partially offset by a reduction in revenue per episode. Same-store episodes grew 3.9% in 2016. Revenue growth in 2015 was primarily attributable to the Gentiva Merger. Revenues associated with the Gentiva Merger were $1.51 billion and $1.31 billion for 2016 and 2015, respectively.

Home health segment EBITDAR margins were 15.9% in 2016 compared to 16.2% in 2015 and 6.7% in 2014. Segment EBITDAR margins declined in 2016 primarily as a result of an increase in labor costs, partially offset by lower incentive compensation costs, and increased in 2015 primarily as a result of the Gentiva Merger and related operating efficiencies.

Hospice

Revenues increased 12% to $737 million in 2016 compared to $657 million in 2015 and $50 million in 2014. Revenue growth in 2016 was primarily attributable to the Gentiva Merger and growth in average daily census. Same-store average daily census increased 5% in 2016. Revenue growth in 2015 was primarily attributable to the Gentiva Merger. Revenues associated with the Gentiva Merger were $684 million and $606 million for 2016 and 2015, respectively.

Hospice segment EBITDAR margins were 15.8% in 2016 compared to 16.6% in 2015 and 10.8% in 2014. Segment EBITDAR margins declined in 2016 primarily as a result of an increase in labor costs, partially offset by lower incentive compensation costs, and increased in 2015 primarily as a result of the Gentiva Merger and related operating efficiencies.

Hospital division

Revenues declined 2% to $2.38 billion in 2016 compared to $2.44 billion in 2015 and declined slightly in 2015 compared to $2.45 billion in 2014. Revenue decline in 2016 was primarily a result of the hospital division entering into LTAC patient criteria on September 1, 2016 for the majority of our hospitals and the sale or closure of 15 TC hospitals during 2016. Revenue decline in 2015 was primarily a result of an aggregate 3% decline in admissions and a 1% decline in revenue rates compared to the prior year.

On a same-hospital basis, aggregate admissions increased 1% in 2016 and declined 3% in 2015. Medicare same-facility admissions increased 0.4% in 2016 and declined 4% in 2015, non-government same-hospital admissions increased 1% in 2016 and were relatively unchanged in 2015, and Medicaid and Medicaid Managed same-hospital admissions increased 2% in 2016 and declined 2% in 2015. The increase in same-hospital admissions in 2016 was primarily associated with our efforts to increase patient admissions to partially mitigate the impact of LTAC patient criteria. The decline in same-hospital aggregate admissions in 2015 was primarily attributable to lower healthcare utilization experienced by us and some of our referral sources and admissions hold in four hospitals during the third quarter of 2015.

Hospital division segment EBITDAR margins were 18.3% in 2016 compared to 19.6% in 2015 and 21.3% in 2014. The decline in segment EBITDAR margins in 2016 was primarily a result of the impact of LTAC patient criteria, an increase in contract labor costs and operating inefficiencies associated with the selling or closing of 15 hospitals during 2016. The decline in segment EBITDAR margins in 2015 was primarily a result of admissions decline, changes in payor mix, increased labor and other costs associated with an increase in average lengths of stay and an increase in bad debts.

Average hourly wage rates increased 4% in 2016 and 1% in 2015 compared to prior periods, primarily as a result of an increase in contract labor costs. Employee benefit costs decreased 2% in 2016 compared to 2015, primarily as a result of the sale or closure of 15 hospitals during 2016 and a reduction in health and compensated absences expense, offset partially by an increase in workers compensation expense. Employee benefit costs increased 1% in 2015 compared to 2014, primarily as a result of an increase in health and compensated absences expense.

Professional liability costs were $43 million, $40 million and $34 million for 2016, 2015 and 2014, respectively. The increases in 2016 and 2015 were primarily attributable to increases in the frequency and severity of claims.

Kindred Rehabilitation Services

Kindred Hospital Rehabilitation Services

Revenues increased 11% in 2016 to $675 million compared to $609 million in 2015 and increased 63% in 2015 compared to $374 million in 2014. Revenue growth in 2016 was primarily attributable to two freestanding IRFs that opened during 2016 and two freestanding IRFs that opened during 2015. Revenue growth in 2015 was primarily attributable to the Centerre Acquisition, which added 11 freestanding IRFs to our hospital rehabilitation services operations beginning January 1, 2015. Revenues associated with the Centerre Acquisition were $232 million for 2015.

Hospital rehabilitation services segment EBITDAR margins were 29.2% in 2016 compared to 28.9% in 2015 and 26.2% in 2014. The increase in the 2016 segment EBITDAR margin was primarily a result of cost efficiencies associated with an increase in same-hospital discharges and new hospital development. The increase in the 2015 segment EBITDAR margin was primarily attributable to the Centerre Acquisition and related operating efficiencies.

Employee benefit costs increased 8% in 2016 compared to 2015, primarily as a result of new IRF openings and an increase in compensated absence expense. Employee benefit costs increased 53% in 2015 compared to 2014, primarily as a result of the Centerre Acquisition.

RehabCare

Revenues declined 14% in 2016 to $784 million compared to $916 million in 2015 and declined 9% in 2015 compared to $1.0 billion in 2014. The revenue decline in 2016 was primarily attributable to a net loss of 80 customer contract sites of service and a decline in customer average daily census during 2016. The revenue decline in 2015 was primarily attributable to a net loss of 137 customer contract sites of service. The loss of customer contract sites of service was primarily attributable to the strategic termination of unprofitable customer contract sites in 2016 and skilled nursing center consolidations, competition, and customers moving therapy services in-house in both 2016 and 2015. Revenues derived from non-affiliated customers aggregated $671 million in 2016, $775 million in 2015 and $886 million in 2014.

RehabCare segment EBITDAR margins were 5.1% in 2016 compared to 4.8% in 2015 and 7.0% in 2014. Segment EBITDAR margins improved in 2016 primarily as a result of a reduction in bad debts and contract labor expense. Segment EBITDAR margins declined in 2015 primarily as a result of a $13 million allowance for doubtful accounts related to customer contract litigation, the loss of customer contract sites of service and related cost inefficiencies.

Employee benefit costs declined 14% in 2016 compared to 2015 and declined 6% in 2015 compared to 2014. The decrease in both periods was primarily a result of the loss of customer contract sites of service discussed above.

Nursing center division

Revenues were relatively unchanged in 2016 at $1.09 billion compared to 2015 and increased 3% in 2015 to $1.09 billion compared to $1.06 billion in 2014. Revenue rate growth in 2016 was essentially offset by lower average daily census, primarily Medicare and Medicare Advantage. Revenue growth in 2015 was primarily a result of an increase in aggregate revenue rates. Admissions declined 1.5% in 2016 and increased 1% in 2015, while patient days declined 1% in both 2016 and 2015 compared to prior periods as a result of declines in Medicare average length of stay.

Nursing center segment EBITDAR margins were 11.7% in 2016 compared to 13.7% in 2015 and 14.2% in 2014. The decline in segment EBITDAR margins in 2016 was primarily as a result of a 1% decline in average daily census and a 3% reduction in Medicare average length of stay and higher contract labor costs. The decline in segment EBITDAR margins in 2015 was primarily as a result of a 1% decline in average daily census, a 3% reduction in Medicare average length of stay and a 23% increase in provider tax expenses.

Average hourly wage rates increased 4% and 1% in 2016 and 2015 compared to the respective prior year. The increase in 2016 was primarily as a result of pay rate increases and higher contract labor costs. Employee benefit costs increased 2% in 2016 compared to 2015, primarily as a result of increased workers compensation cost, partially offset by lower incentive compensation costs. Employee benefit costs were relatively unchanged in 2015 from 2014.

Professional liability costs were $28 million, $22 million and $21 million for 2016, 2015 and 2014, respectively. The increase in 2016 was primarily attributable to increases in the frequency and severity of claims.

Support center overhead

Operating income for our operating divisions excludes allocations of support center overhead. These costs aggregated $257 million in 2016, $255 million in 2015 and $203 million in 2014. The increase in 2016 was primarily attributable to an increase in research and development costs, partially offset by lower incentive compensation costs. The increase in 2015 was primarily attributable to the Gentiva Merger and $5 million of severance and retirement costs. As a percentage of consolidated revenues, support center overhead totaled 3.6% in 2016, 3.6% in 2015 and 4.0% in 2014. The decline in support center overhead as a percentage of consolidated revenues for 2015 was primarily attributable to operating efficiencies associated with the Gentiva Merger.

Litigation contingency expense

On January 12, 2016, we entered into a settlement agreement (the “Settlement Agreement”) with the United States to resolve the pending DOJ investigation concerning the operations of RehabCare Group, Inc. and its subsidiaries (“RehabCare”), a therapy services company we acquired on June 1, 2011. Under the Settlement Agreement, we paid $125 million, plus accrued interest from August 31, 2015, at the rate of 1.875% per annum to the United States during the first quarter of 2016. In the first quarter of 2015, we recorded a $95 million loss reserve for this matter and disclosed an estimated settlement range of $95 million to $125 million. Based on the progress of continuing settlement discussions through October 2015, we recorded an additional $30 million loss provision in the third quarter of 2015. We recorded an additional loss reserve of approximately $2 million in the fourth quarter of 2015 related to the Settlement Agreement and associated costs and, in connection with establishing the final terms of the Settlement Agreement, also recorded an income tax benefit of $47 million in the fourth quarter of 2015. In connection with the resolution of this matter, and in exchange for the OIG’s agreement not to exclude us or our subsidiaries from participating in the federal healthcare programs, on January 11, 2016, we entered into the RehabCare CIA.

In connection with the Settlement Agreement, RehabCare has received requests for indemnification from some of its current and former customers related to alleged damages stemming from payments made by these customers to the DOJ and the related legal and other costs. As of December 31, 2016, we have recorded an estimated aggregate loss contingency reserve of $6 million for these matters. No estimate of the possible loss in excess of the amount accrued can be made regarding these matters at this time. There is no certainty about the timing or likelihood of any definitive resolutions relating to these indemnification claims. We dispute the allegations in these indemnification claims and will defend these and any related claims vigorously.

Restructuring Costs

We have initiated various restructuring activities whereby we have incurred costs associated with reorganizing our operations, including the divestiture, swap, closure and consolidation of facilities and branches, reduced headcount and realigned operations in order to improve cost efficiencies in response to changes in the healthcare industry and to partially mitigate reductions in reimbursement rates from third party payors. The costs associated with these activities are reported as restructuring charges in the statement of operations and would have been recorded as general and administrative expense or rent expense if not classified as restructuring charges.

Skilled Nursing Facility Business Exit

During the fourth quarter of 2016, we approved the strategic plan to exit the skilled nursing facility business as an owner and operator. As a result, we plan to optimize our overhead structure by eliminating divisional and corporate overhead above the facility level. The activities related to the skilled nursing facility business exit plan are expected to include retention, lease terminations costs, facility closure and other costs, and professional fees, which are expected to be substantially complete in 2018.

We incurred restructuring costs for this strategic exit of $4 million for retention and $3 million for professional and other costs for the year ended December 31, 2016.

LTAC Portfolio Repositioning

During the first quarter of 2016, we approved an LTAC portfolio repositioning plan that incorporates the divestiture, swap or closure of certain LTAC hospitals as part of our mitigation strategies to prepare for new patient criteria for LTAC hospitals under the LTAC Legislation. The activities related to the LTAC portfolio repositioning plan were substantially completed during 2016. Any additional costs cannot be reasonably estimated at this time.

During the year ended December 31, 2016, we completed the facility swap with Select and the Curahealth Disposal. In addition, we closed three LTAC hospitals in the third quarter of 2016 and had similar hospital division realignment initiatives during 2015.

Restructuring charges that we incurred related to the LTAC portfolio repositioning strategy consisted of $58 million for lease termination costs, $21 million for facility closure, loss on disposal and other costs, $3 million for severance and $2 million for transaction costs for the year ended December 31, 2016. The activities related to the LTAC portfolio repositioning strategy for the year ended December 31, 2015 included $1 million of costs related to severance, lease terminations, facility closure, loss on disposal and other costs.

Kindred at Home Branch Consolidations

During the first quarter of 2015, we approved and initiated branch consolidations in specific markets to improve operations and cost efficiencies in the Kindred at Home division. The branch consolidations included branches that served both the home health and hospice business segment operations. Gentiva initiated similar branch consolidations prior to the Gentiva Merger and these activities and acquired liabilities are included herein. These activities were substantially completed during 2016.

Restructuring charges related to these consolidations consisted of $4 million for lease termination costs, $1 million for severance, and $3 million for facility closure and other costs for the year ended December 31, 2016. Lease termination costs were $2 million and facility closure and other costs were $10 million for the year ended December 31, 2015.

2016 Division and Support Center Reorganizations

During the year ended December 31, 2016, we initiated a restructuring plan to improve operations and cost efficiencies in the nursing center division and the Kindred Rehabilitation Services division. In addition, during the fourth quarter of 2016, we initiated a similar restructuring plan to realign costs in our support center. Actions related to these plans were completed during 2016.

We incurred restructuring costs for these reorganizations of $6 million for severance and $2 million for facility closure costs for the year ended December 31, 2016. We incurred lease termination costs of $0.4 million for the year ended December 31, 2015.

2014 Nursing Center Division Reorganization

During the second quarter of 2014, we initiated a restructuring plan to streamline the nursing center division’s divisional and regional support structure following 2014 facility divestitures. As a result, we reorganized the division by eliminating the regional structure and creating ten districts throughout the country. The activities related to the 2014 nursing center division reorganization include $4 million of costs related to severance, lease terminations and asset write-offs, which were completed as of December 31, 2014.

Transaction costs

Operating results for 2016, 2015 and 2014 included transaction costs associated with acquisition activities totaling $9 million, $109 million and $18 million, respectively. The transaction costs for 2016 were primarily related to the Gentiva Merger. The transaction costs for both 2015 and 2014 were primarily related to the Gentiva Merger and the Centerre Acquisition. Transaction costs in all periods were included in general and administrative expenses.

Other expenses and investment income

Rent expense increased 3% to $391 million in 2016 and 21% to $380 million in 2015. The increase in rent expense in 2016 resulted primarily from new facility leases. The increase in rent expense in 2015 resulted primarily from the Gentiva Merger and the Centerre Acquisition. Rent expense in 2015 associated with the Gentiva Merger and the Centerre Acquisition was approximately $42 million and $24 million, respectively.

Depreciation and amortization expense was $160 million in 2016, $157 million in 2015 and $156 million in 2014. The increase in 2016 was primarily the result of our ongoing capital expenditure program. The increase in 2015 was primarily the result of the Gentiva Merger and the Centerre Acquisition, offset by lower expense of approximately $14 million due to changes in the estimated depreciable lives of certain medical and technology equipment effective January 1, 2015 and an increase in assets becoming fully depreciated. Depreciation and amortization expense associated with the Gentiva Merger and the Centerre Acquisition was $23 million and $3 million, respectively, for 2015.

Interest expense aggregated $234 million in 2016 compared to $232 million in 2015 and $169 million in 2014. Interest expense increased for 2016 primarily as a result of increased long-term borrowings. Interest expense for 2015 included $17 million of pre-closing financing costs associated with the Gentiva Merger. Interest expense for 2014 included $17 million of pre-closing financing costs associated with the Gentiva Merger and $57 million of charges associated with debt refinancing. Excluding these charges, interest expense for 2015 increased primarily as a result of long-term borrowings associated with the Gentiva Merger.

Investment income related primarily to Cornerstone’s investments totaled $3 million in each of 2016 and 2015 and $4 million in 2014. Investment income in 2016, 2015 and 2014 included investment gains of $2 million, $1 million, and $3 million, respectively, realized in each year for equity sales in Cornerstone’s investment portfolio. Investment income in 2016 and 2015 was negatively impacted by pretax other-than-temporary impairments of investments of approximately $0.2 million and $0.4 million, respectively, held in Cornerstone’s investment portfolio.

Income taxes

The provision (benefit) for income taxes is based upon our annual reported income or loss for each respective accounting period and includes the effect of certain non-taxable and non-deductible items. Our effective income tax rate from continuing operations was 103.7% in 2016, 45.2% in 2015 and 8.6% in 2014. The effective income tax rate from continuing operations for 2016 was negatively impacted by recording a $388 million deferred tax valuation allowance in 2016, net of an increase in nontaxable noncontrolling interests. Our $388 million deferred tax valuation allowance was required after we recorded $287 million of goodwill and property and equipment impairment charges associated with (1) the Hospital Division Triggering Event ($264 million) and (2) the decline in nursing center financial performance in 2016 combined with the planned disposal of our skilled nursing facility business ($23 million). The effective income tax rates for 2015 and 2014 were impacted by $12 million and $8 million, respectively, related to pretax transaction costs that are not deductible for income tax purposes. We recorded favorable income tax adjustments related to the resolution of state income tax contingencies from prior years that reduced the provision for income taxes by approximately $0.7 million in 2016 and $0.2 million in 2014. We recorded unfavorable income tax adjustments related to interest accrued for state income tax contingencies from prior years that increased the provision for income taxes by approximately $0.4 million in 2016 and $0.4 million in 2015.

Consolidated results

Loss from continuing operations before income taxes was $303 million in 2016 and $95 million in 2015 compared to income from continuing operations before income taxes of $5 million in 2014. Loss from continuing operations attributable to us was $671 million in 2016 compared to $94 million in 2015 and $14 million in 2014. Operating results in 2016 included impairment charges, restructuring charges, research and development, transaction and integration costs, litigation contingency expense, debt amendment costs, facility closing costs, retirement and severance costs, and business interruption settlements totaling $472 million ($352 million net of income taxes). In addition, the income tax provision includes a $388 million adjustment to the deferred tax valuation allowance for 2016. Operating results in 2015 included transaction and integration costs, pre-closing financing costs, litigation contingency expense, retirement and severance costs, restructuring charges, facility closing costs, customer contract litigation costs, and impairment charges totaling $326 million ($206 million net of income taxes). Operating results in 2014 included severance and retirement costs, an allowance for doubtful account for a customer bankruptcy, litigation costs, consulting fees, financing costs related to the Gentiva Merger, debt refinancing and transaction costs totaling $119 million ($77 million net of income taxes). See notes 1, 2, 3, 4, 5, 14 and 23 of the notes to consolidated financial statements.

Results of Operations – Discontinued Operations

Income from discontinued operations was $7 million in 2016 compared to losses from discontinued operations of $0.2 million in 2015 and $53 million in 2014. Discontinued operations included favorable pretax adjustments of $4 million ($2 million net of income taxes) in 2016 and $5 million ($3 million net of income taxes) in 2015, and an unfavorable pretax adjustment of $3 million ($2 million net of income taxes) in 2014 resulting from changes in estimates for professional liability reserves related to prior years.

We recorded pretax gains on divestiture of operations of $0.3 million ($0.3 million net of income taxes) during 2016 and $2 million ($1 million net of income taxes) during 2015 compared to a pretax loss on divestiture of operations of $20 million ($13 million net of income taxes) during 2014.

See notes 6 and 11 of the notes to consolidated financial statements.

Liquidity

Operating cash flows

Cash flows provided by operations (including discontinued operations) aggregated $185 million for 2016, $163 million for 2015 and $105 million for 2014. During each year, we maintained sufficient liquidity to finance our routine capital expenditures, ongoing development programs and acquisitions (excluding the Gentiva Merger and the Centerre Acquisition).

Fluctuations in operating cash flows during the past three years were primarily attributable to changes in accounts receivable collections, the timing of income tax payments and the payment of one-time bonuses, lease cancellation, litigation, transaction, severance and financing payments. Operating cash flows for 2016 were negatively impacted by $184 million ($114 million net of income taxes) of litigation, severance, retirement, retention, lease termination fee, debt refinancing, transaction payments, and business interruption settlements. Operating cash flows for 2015 were negatively impacted by $232 million ($155 million net of income taxes) of litigation, severance, retirement, retention, lease termination fee, Gentiva Merger financing, debt refinancing, and transaction payments. Operating cash flows for 2014 were negatively impacted by $117 million ($82 million net of income taxes) of litigation, severance, retirement, retention, Gentiva Merger financing, debt refinancing, and transaction payments.

We utilize our ABL Facility (as defined below) to meet working capital needs and finance our acquisition and development activities. As a result, we typically carry minimal amounts of cash on our consolidated balance sheet. Based upon our expected operating cash flows and the availability of borrowings under our ABL Facility ($594 million at December 31, 2016), management believes that we have the necessary financial resources to satisfy our expected short-term and long-term liquidity needs.

Dividends and other payments

In August 2013, our Board of Directors approved the initiation of a cash dividend to our shareholders of $0.12 per share of Common Stock.

In February 2017, our Board of Directors approved a cash dividend to our shareholders of $0.12 per share of Common Stock to be paid on March 31, 2017 to shareholders of record as of the close of business on March 13, 2017.

During 2016, we paid cash dividends of $0.12 per share of Common Stock on each of the following dates: December 9, 2016, September 2, 2016, June 10, 2016 and April 1, 2016.

During 2015, we paid cash dividends of $0.12 per share of Common Stock on each of the following dates: December 11, 2015, September 4, 2015, June 10, 2015 and April 1, 2015.

During 2014, we paid cash dividends of $0.12 per share of Common Stock on each of the following dates: December 9, 2014, September 10, 2014, June 11, 2014 and March 27, 2014.

Our Board of Directors has elected, following the March 31, 2017 cash dividend payment on our Common Stock, to discontinue paying dividends on our Common Stock and will instead redirect funds to repay debt and invest in growth.

We made quarterly installment payments on the Units of $18.75 per Unit on December 1, 2016, September 1, 2016, March 1, 2016, December 1, 2015, September 1, 2015 and June 1, 2015, and of $18.76 per Unit on June 1, 2016. We also made an installment payment on the Units on March 2, 2015, which consisted of a quarterly installment payment of $18.75 per Unit, plus a one-time incremental payment of $1.25 per Unit for the period between November 25, 2014 and December 1, 2014, for a total payment of $20.00 per Unit. To the extent that any Unit has been separated into its constituent Purchase Contract and its constituent share of Mandatory Redeemable Preferred Stock, the installment payment is payable only on the constituent share of Mandatory Redeemable Preferred Stock.

The cash funding for the dividend payable on March 31, 2017 on our Common Stock will require the use of approximately $10 million. The current cash funding of installment payments on the Units will require approximately $13 million on an annual basis through 2017.

Credit Facilities

As used herein, the “Credit Facilities” refers collectively to the Term Loan Facility and the ABL Facility, in each case as defined and described below.

Term Loan Facility

As used herein, “Term Loan Facility” means our $1.37 billion term loan credit facility provided pursuant to the terms and provisions of that certain Term Loan Credit Agreement dated as of June 14, 2016 (the “Term Loan Credit Agreement”), among us, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent. All obligations under our Term Loan Facility are fully and unconditionally guaranteed, subject to certain customary release provisions, by substantially all of our wholly owned, domestic material subsidiaries, as well as certain non-wholly owned domestic subsidiaries as we may determine from time to time in our sole discretion.

Our Term Loan Facility (1) matures on April 9, 2021, (2) contains financial maintenance covenants in the form of a maximum total leverage ratio, a minimum fixed charge coverage ratio and a maximum amount of annual capital expenditures, (3) imposes restrictions on our ability to incur debt and liens and make acquisitions, investments and payments on equity and junior debt, and (4) provides for interest rate margins of 3.25% for London Interbank Offered Rate (“LIBOR”) borrowings (subject to a floor of 1.00%) and 2.25% for base rate borrowings.

A summary of the amendments to our Term Loan Facility since January 1, 2014 is set forth below.

On June 14, 2016, we entered into the Term Loan Credit Agreement that amended and restated our Term Loan Facility to provide for, among other things, (1) additional joint venture flexibility, including an increased ability to enter into and make investments in joint ventures that are non-guarantor restricted subsidiaries and to incur debt and liens of such joint ventures and other non-guarantor restricted subsidiaries, (2) an increase in the size of a basket for asset sales from 15% to 25% of consolidated total assets, (3) maintaining a maximum total leverage ratio of 6.00:1.00 for each quarterly measurement date after the date of such amendment, and (4) an incremental term loan in an aggregate principal amount of $200 million. The incremental term loan was issued with 95 basis points of original issue discount (“OID”) and has the same terms as, and is fungible with, the $1.18 billion in aggregate principal amount of term loans that were outstanding under the Term Loan Facility immediately prior to the effectiveness of the Term Loan Credit Agreement. We used the net proceeds of the incremental term loan to repay a portion of the outstanding borrowings under our ABL Facility (as defined below).

On March 10, 2015, we entered into an incremental amendment agreement to the Term Loan Facility that provided for an incremental term loan in an aggregate principal amount of $200 million under our Term Loan Facility. We used the net proceeds of the incremental term loan to repay outstanding borrowings under our ABL Facility. The incremental term loan was issued with 50 basis points of OID and has the same terms as, and is fungible with, the other term loans outstanding under our Term Loan Facility.

On November 25, 2014, we entered into an amendment and restatement agreement that, among other items, (1) modified certain provisions related to the issuance of notes into escrow accounts, (2) increased the applicable interest rate margins for the LIBOR borrowings from 3.00% to 3.25% and for base rate borrowings from 2.00% to 2.25%, (3) temporarily increased the maximum total leverage ratio permitted under the financial maintenance covenants, and (4) modified certain provisions related to the incurrence of debt and the making of acquisitions, investments and restricted payments.

On April 9, 2014, we entered into an amendment and restatement agreement that, among other items, (1) extended the maturity date from June 1, 2018 to April 9, 2021, (2) provided for the replacement of all term loans outstanding under the Term Loan Facility with new term loans in a principal amount of $1 billion, (3) reduced the applicable margin for LIBOR borrowings from 3.25% to 3.00% and, with respect to base rate borrowings, from 2.25% to 2.00%, (4) increased the available capacity for incremental term loans, and (5) amended certain provisions related to the incurrence of debt and liens and the making of acquisitions, investments and restricted payments.

Unamortized deferred financing costs and OID related to the Term Loan Facility totaling $5 million ($3 million net of income taxes) were written off and recorded as interest expense during the year ended December 31, 2014.

ABL Facility

As used herein, “ABL Facility” means our $900 million asset-based loan revolving credit facility provided pursuant to the terms and provisions of that certain ABL Credit Agreement dated as of June 14, 2016 (the “ABL Credit Agreement”), among us, the lenders party thereto from time to time, and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent. All obligations under our ABL Facility are fully and unconditionally guaranteed, subject to certain customary release provisions, by substantially all of our wholly owned, domestic material subsidiaries, as well as certain non-wholly owned domestic subsidiaries as we may determine from time to time in our sole discretion.

Our ABL Facility (1) matures on April 9, 2019, (2) contains financial maintenance covenants in the form of a minimum fixed charge coverage ratio and a maximum amount of annual capital expenditures, (3) imposes restrictions on our ability to incur debt and liens and make acquisitions, investments and payments on equity and junior debt, and (4) provides for interest rate margins of 2.00% to 2.50% for LIBOR borrowings and 1.00% to 1.50% for base rate borrowings (in each case depending on average daily excess availability).

A summary of ABL Facility amendments since 2014 are set forth below.

On June 14, 2016, we entered into the ABL Credit Agreement that amended and restated our ABL Facility to provide for, among other things, (1) additional joint venture flexibility, including an increased ability to enter into and make investments in joint ventures that are non-guarantor restricted subsidiaries and to incur debt and liens of such joint ventures and other non-guarantor restricted subsidiaries, and (2) an increase in the size of a basket for asset sales from 15% to 25% of consolidated total assets.

On June 3, 2015, we entered into an amendment agreement to the ABL Facility that, among other items, modified the restrictions on the amount of cash and temporary cash investments that may be held outside of certain deposit accounts subject to control agreements.

On December 12, 2014, we entered into the incremental joinder agreement to the ABL Facility that provided for, upon consummation of the Gentiva Merger and the satisfaction of certain other conditions, additional revolving commitments in an aggregate principal amount of $150 million under the ABL Facility.

On October 31, 2014, we entered into an amendment and restatement agreement that, among other items, (1) modified certain provisions related to the issuance of notes into escrow accounts, and (2) upon the consummation of the Gentiva Merger and the satisfaction of certain other conditions, modified certain provisions related to the incurrence of debt and the making of acquisitions, investments and restricted payments.

On April 9, 2014, we entered into an amendment and restatement agreement that, among other items, (1) extended the maturity date of the ABL Facility from June 1, 2018 to April 9, 2019, (2) provided for the replacement of all revolving commitments outstanding under the ABL Facility with new revolving commitments in the same principal amount, (3) increased the amounts available for incremental commitments, (4) amended certain provisions related to the incurrence of debt and liens and the making of acquisitions, investments and restricted payments, (5) reduced the applicable interest rate margins for LIBOR borrowings from a range of 2.50% to 3.00% (depending on average daily excess availability) to a range of 2.00% to 2.50%, and (6) reduced the applicable interest rate margins for base rate borrowings from a range of 1.50% to 2.00% (depending on average daily excess availability) to a range from 1.00% to 1.50%.

Unamortized deferred financing costs related to the ABL Facility totaling $0.6 million ($0.4 million net of income taxes) were written off and recorded as interest expense during the year ended December 31, 2014.

Gentiva Merger – Gentiva Financing Transactions

The following Gentiva Financing Transactions occurred in connection with the Gentiva Merger:

•	we issued $1.35 billion aggregate principal amount of our Notes;
•

we issued approximately 15 million shares of our Common Stock through two common stock offerings (see note 17 of the notes to consolidated financial statements) and issued 9.7 million shares of our Common Stock as the Stock Consideration (see note 2 of the notes to consolidated financial statements);

•	we issued 172,500 Units (see note 15 of the notes to consolidated financial statements); and
•	we amended our ABL Facility in October 2014 and our Term Loan Facility in November 2014.

Notes due 2020 and Notes due 2023 Offerings

On December 18, 2014, the Escrow Issuer, one of our subsidiaries, completed a private placement of $750 million aggregate principal amount of 8.00% Senior Notes due 2020 (previously defined as the Notes due 2020) and $600 million aggregate principal amount of 8.75% Senior Notes due 2023 (previously defined as the Notes due 2023, and, together with the Notes due 2020, the “Notes”). The Notes due 2020 were issued pursuant to the indenture, dated as of December 18, 2014 (the “2020 Indenture”), between the Escrow Issuer and Wells Fargo Bank, National Association, as trustee. The Notes due 2023 were issued pursuant to the indenture, dated as of December 18, 2014 (the “2023 Indenture” and, together with the 2020 Indenture, the “Indentures”), between the Escrow Issuer and Wells Fargo Bank, National Association.

The Notes were assumed by us and fully and unconditionally guaranteed on a senior unsecured basis by the Guarantors, ranking pari passu with all of our respective existing and future senior unsubordinated indebtedness.

On October 30, 2015, we completed a registered exchange offer to exchange each of the Notes for registered notes with substantially identical terms.

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

As of December 31, 2016, holders of 85,121 Purchase Contracts had elected early settlement. As a result, holders thereof received 43.0918 shares of Common Stock per Purchase Contract, resulting in approximately 3.7 million shares of Common Stock being issued by us.

April 2014 Debt Refinancing

On April 9, 2014, we completed the refinancing of substantially all of our then existing debt with $2.25 billion of secured and unsecured debt, by amending our Credit Facilities and issuing the Notes due 2022, as detailed below.

Notes due 2022

On April 9, 2014, we completed a private placement of $500 million aggregate principal amount of 6.375% senior notes due 2022 (previously defined as the Notes due 2022). The Notes due 2022 were issued pursuant to the indenture dated as of April 9, 2014 among us, the guarantors party thereto (the “2022 Guarantors”) and Wells Fargo Bank, National Association, as trustee.

Unamortized deferred financing costs totaling $11 million ($7 million net of income taxes), the applicable premium totaling $36 million ($23 million net of income taxes) and interest expense for the period from April 9, 2014 to May 9, 2014 totaling $4 million ($2 million net of income taxes), all related to our prior $550 million, 8.25% senior notes due 2019, were written off and recorded as interest expense during the year ended December 31, 2014.

The Notes due 2022 bear interest at an annual rate of 6.375% and are senior unsecured obligations of ours and of the 2022 Guarantors. The indenture governing the Notes due 2022 contains certain restrictive covenants that, among other things, limits our and our restricted subsidiaries’ ability to incur, assume or guarantee additional indebtedness; pay dividends, make distributions or redeem or repurchase capital stock; effect dividends, loans or asset transfers from our subsidiaries; sell or otherwise dispose of assets; and enter into transactions with affiliates. These covenants are subject to a number of limitations and exceptions. The indenture governing the Notes due 2022 also contains customary events of default. The Notes due 2022 are fully and unconditionally guaranteed, subject to customary release provisions, by substantially all of our wholly owned, domestic material subsidiaries. On January 28, 2015, we completed a registered exchange offer to exchange each of the Notes due 2022 for registered notes with substantially identical terms.

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

On January 30, 2015, following the receipt of sufficient consents to approve the proposed amendments, we, the 2022 Guarantors and Wells Fargo Bank, National Association, as trustee, entered into the first supplemental indenture (the “2022 Supplemental Indenture”) to the indenture governing the Notes due 2022. The 2022 Supplemental Indenture conforms certain covenants, definitions and other terms in the indenture governing the Notes due 2022 to the covenants, definitions and terms contained in the Indentures governing the Notes. The 2022 Supplemental Indenture became effective following the consummation of the Gentiva Merger.

Interest rate swaps

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

In March 2014, we entered into an interest rate swap agreement to hedge our floating interest rate on an aggregate of $400 million of outstanding Term Loan Facility debt. On April 8, 2014, we completed a novation of a portion of our $400 million swap agreement to two new counterparties, each in the amount of $125 million. The original swap contract was not amended, terminated or otherwise modified. The interest rate swap had an effective date of April 9, 2014 and will expire on April 9, 2018 and continues to apply to the Term Loan Facility. We are required to make payments based upon a fixed interest rate of 1.867% calculated on the notional amount of $400 million. In exchange, we will receive interest on $400 million at a variable interest rate that is based upon the three-month LIBOR, subject to a minimum rate of 1.0%.

The interest rate swaps were assessed for hedge effectiveness for accounting purposes and we determined the interest rate swaps qualify for cash flow hedge accounting treatment at December 31, 2016. We record the effective portion of the gain or loss on these derivative financial instruments in accumulated other comprehensive income (loss) as a component of stockholders’ equity and record the ineffective portion of the gain or loss on these derivative financial instruments as interest expense. For the years ended December 31, 2016, 2015 and 2014, the ineffectiveness related to the interest rate swaps was immaterial.

The aggregate fair value of the interest rate swaps recorded in other accrued liabilities was $3 million and $4 million at December 31, 2016 and December 31, 2015, respectively.

Other financing activities

We were in compliance with the terms of the Credit Facilities and the indentures governing our outstanding notes at December 31, 2016.

Contractual obligations

Future payments of principal and interest due under long-term debt agreements and lease obligations as of December 31, 2016 follow (in thousands):

	Payments due by period
								Non-cancelable operating leases
Year	Credit Facility	Term Loan Facility (1)	Notes due 2020	Notes due 2023	Notes due 2022	Other long-term debt (2)	Mandatory Redeemable Preferred Stock (3)	Ventas (4)	Other	Subtotal	Total
2017	$3,010	$79,115	$60,000	$52,500	$31,875	$1,684	$12,863	$157,956	$158,583	$316,539	$557,586
2018	3,010	75,994	60,000	52,500	31,875	372	-	159,165	142,751	301,916	525,667
2019	63,325	74,436	60,000	52,500	31,875	105	-	160,156	130,075	290,231	572,472
2020	-	73,830	752,500	52,500	31,875	-	-	161,834	116,563	278,397	1,189,102
2021	-	1,328,745	-	52,500	31,875	-	-	163,210	92,532	255,742	1,668,862
Thereafter	-	-	-	654,688	509,297	-	-	502,499	390,684	893,183	2,057,168
	$69,345	$1,632,120	$932,500	$917,188	$668,672	$2,161	$12,863	$1,304,820	$1,031,188	$2,336,008	$6,570,857

(1)

The amount of the Term Loan Facility in the accompanying consolidated balance sheet at December 31, 2016 is net of an unamortized OID of approximately $7 million. The fixed interest rate related to the interest rate swap agreements was applied on $725 million of the Term Loan Facility. The Term Loan Facility interest is based upon the weighted average interest rate of 4.3% for the portion of debt not subject to the interest rate swap agreements and 5.1% for the $725 million of debt subject to interest rate swap agreements, all as of December 31, 2016.

(2)	These amounts include our capital lease obligations as set forth in note 14 of the notes to consolidated financial statements, as well as other debt obligations.
(3)	The Mandatory Redeemable Preferred Stock interest is based upon the interest rate of 7.3% as of December 31, 2016.
(4)	See “Part I – Item 1 – Business – Master Lease Agreements – Rental Amounts and Escalators.”

As of December 31, 2016, we had approximately $361 million of allowances for professional liability risks and approximately $265 million of allowances for workers compensation risks that are excluded from the table above.

Off-Balance Sheet Arrangements

We have no other off-balance sheet arrangements that may have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, except for $25 million of letters of credit outstanding as of December 31, 2016.

Capital Resources

Capital expenditures and acquisitions

Excluding acquisitions, routine capital expenditures (expenditures necessary to maintain existing facilities that generally do not increase capacity or add services) totaled $96 million in 2016, $122 million in 2015, and $91 million in 2014. Hospital development capital expenditures (primarily new and replacement facility construction) totaled $2 million in 2014. Kindred Hospital Rehabilitation Services development capital expenditures (primarily new IRF development) totaled $21 million in 2016 and $5 million in 2015. Nursing center development capital expenditures (primarily the addition of transitional care services for higher acuity patients) totaled $6 million in 2016, $12 million in 2015, and $3 million in 2014. Support center development capital expenditures totaled $8 million in 2016 and $3 million in 2015. These capital expenditures were financed primarily through internally generated funds. At December 31, 2016, the estimated cost to complete and equip construction in progress approximated $39 million. We believe that our capital expenditure program is adequate to improve and equip our existing facilities.

Expenditures for acquisitions totaled $79 million in 2016 (primarily related to home health and hospice acquisitions), $674 million in 2015 (primarily related to the Gentiva Merger and the Centerre Acquisition), and $24 million in 2014. Acquisition deposits totaled $195 million in 2014 for the Centerre Acquisition.

Other significant acquisitions in the past three years included the acquisition of previously leased real estate ($24 million) and we financed these transactions with operating cash flows and our ABL Facility. See note 3 of the notes to consolidated financial statements.

Other Information

Effects of inflation and changing prices

We derive a substantial portion of our revenues from the Medicare and Medicaid programs. We have been, and could be in the future, materially adversely affected by the continuing efforts of governmental and private third party payors to contain healthcare costs.

We could be adversely affected by the continuing efforts of governmental and private third party payors to contain healthcare costs. We cannot assure you that reimbursement payments under governmental and private third party payor programs, including Medicare supplemental insurance policies, will remain at levels comparable to present levels or will be sufficient to cover the costs allocable to patients eligible for reimbursement pursuant to these programs. Medicare reimbursement in home health, hospice, LTAC hospitals, IRFs, and nursing centers is subject to fixed payments under the Medicare prospective payment systems. In accordance with Medicare laws, CMS makes annual adjustments to Medicare payment rates in many prospective payment systems under what is commonly known as a “market basket update.” Each year, MedPAC recommends payment policies to Congress for a variety of Medicare payment systems. Congress is not obligated to adopt MedPAC recommendations, and, based upon outcomes in previous years, there can be no assurance that Congress will adopt MedPAC’s recommendations in a given year. Medicaid reimbursement rates in many states in which we operate nursing centers also are based upon fixed payment systems. Generally, these rates are adjusted annually for inflation. However, these adjustments may not reflect the actual increase in the costs of providing healthcare services. In addition, Medicaid reimbursement can be impacted negatively by state budgetary pressures, which may lead to reduced reimbursement or delays in receiving payments. Moreover, we cannot assure you that the facilities operated by us, or the provision of goods and services offered by us, will meet the requirements for participation in such programs.

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

Further, the ACA mandates changes to home health and hospice benefits under Medicare. For home health, the ACA mandates creation of a value-based purchasing program, development of quality measures, a decrease in home health reimbursement beginning with federal fiscal year 2014 that is being phased-in over a four-year period, a reduction in the outlier cap, and reinstates a 3% add-on payment for home health services delivered to residents in rural areas on or after April 1, 2010 and before January 1, 2016. In addition, the ACA requires the Secretary of HHS to test different models for delivery of care, some of which would involve home health services. It also requires the Secretary to establish a national pilot program for integrated care for patients with certain conditions, bundling payment for acute hospital care, physician services, outpatient hospital services (including emergency department services), and post-acute care services, which would include home health. The ACA further directed the Secretary of HHS to rebase payments for home health, which resulted in a decrease in home health reimbursement that began in 2014 and is being phased-in over a four-year period. The Secretary is also required to conduct a study to evaluate costs and quality of care among efficient home health agencies regarding access to care and treating Medicare beneficiaries with varying severity levels of illness and provide a report to Congress.

Potential efforts in the U.S. Congress to repeal, amend, modify, or retract funding for various aspects of the ACA create additional uncertainty about the ultimate impact of the ACA on us and the healthcare industry.

The healthcare reforms and changes resulting from the ACA (including any repeal, amendment, modification or retraction thereof), as well as other similar healthcare reforms, including any potential change in the nature of services we provide, the methods or amount of payment we receive for such services, and the underlying regulatory environment, could have a material adverse effect on our business, financial position, results of operations, and liquidity.

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

The effective date of the new patient criteria was October 1, 2015, tied to each LTAC hospital’s cost reporting period, followed by a two-year phase-in period. During the phase-in period, payment for patients receiving the site neutral rate is based 50% on LTAC PPS and 50% on the site neutral rate. CMS estimates an overall net reduction in Medicare revenue of 4.6% for those hospitals receiving this 50/50 blended reimbursement. The majority of our TC hospitals (which are certified as LTAC hospitals under the Medicare program) have a cost reporting period starting on September 1 of each year, and thus the phase-in of the new patient criteria did not begin for a majority of our TC hospitals until September 1, 2016, and full implementation of the new criteria will not occur until September 1, 2018.

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

The new patient criteria imposed by the LTAC Legislation reduces the population of patients eligible for reimbursement under LTAC PPS and changes the basis upon which we are paid for other patients. In addition, the LTAC Legislation is subject to additional governmental regulations and the interpretation and enforcement of those regulations. The LTAC Legislation, the implementation of new patient criteria, changes in referral patterns, and other associated elements has had, and will continue to have, an adverse effect on our business, financial position, results of operations, and liquidity.

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

We believe that our operating margins also will continue to be under pressure as the growth in operating expenses, particularly professional liability, labor and employee benefits costs, exceeds any potential payment increases from third party payors. In addition, as a result of competitive pressures, our ability to maintain operating margins through price increases to private patients is limited.

See “Part I – Item 1 – Business – Governmental Regulation” for a detailed discussion of Medicare and Medicaid reimbursement regulations. Also see “Part I – Item 1A – Risk Factors.”

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The following table provides information about our financial instruments as of December 31, 2016 that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted average interest rates by expected maturity date.

Interest Rate Sensitivity

Principal (Notional) Amount by Expected Maturity

Average Interest Rate

(Dollars in thousands)

	Expected maturities
	2017	2018	2019	2020	2021	Thereafter	Total	Fair value December 31, 2016
Liabilities:
Long-term debt, including amounts due within one year:
Fixed rate:
Notes due 2020 (a)	$-	$-	$-	$750,000	$-	$-	$750,000	$753,750
Notes due 2022 (a)	-	-	-	-	-	500,000	500,000	444,000
Notes due 2023 (a)	-	-	-	-	-	600,000	600,000	586,500
Mandatory Redeemable Preferred Stock (a)	12,372	-	-	-	-	-	12,372	4,345
Other	553	143	-	-	-	-	696	696	(b)
	$12,925	$143	$-	$750,000	$-	$1,100,000	$1,863,068	$1,789,291
Average interest rate	7.1%	2.7%		8.0%		7.7%
Variable rate:
ABL Facility (c)	$-	$-	$62,500	$-	$-	$-	$62,500	$62,500
Term Loan Facility (a,d,e)	14,034	14,034	14,034	14,034	1,313,326	-	1,369,462	1,367,750
Other (f)	750	-	-	-	-	-	750	750
	$14,784	$14,034	$76,534	$14,034	$1,313,326	$-	$1,432,712	$1,431,000

(a)

The expected maturities exclude total debt issuance costs, net of accumulated amortization, of approximately $47 million, comprised of $8 million for the Notes due 2020, $6 million for the Notes due 2022, $8 million for the Notes due 2023, $0.4 million for the Mandatory Redeemable Preferred Stock, and $25 million for the Term Loan Facility.

(b)	Calculated based upon the net present value of future principal and interest payments using an average interest rate of 2.6%.
(c)

Interest on borrowings under our ABL Facility is payable at a rate per annum equal to the applicable margin plus, at our option, either: (1) LIBOR determined by reference to the costs of funds for Eurodollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, or (2) a base rate determined by reference to the highest of: (a) the prime rate of JPMorgan Chase Bank, N.A., (b) the federal funds effective rate plus one-half of 1.00% and (c) LIBOR as described in subclause (1) plus 1.00%. At December 31, 2016, the applicable margin for borrowings under our ABL Facility was 2.00% with respect to LIBOR borrowings and 1.00% with respect to base rate borrowings. The applicable margin is subject to adjustment each fiscal quarter, based upon average historical excess availability during the preceding quarter.

(d)

Interest on borrowings under our Term Loan Facility is payable at a rate per annum equal to an applicable margin plus, at our option, either: (1) LIBOR determined by reference to the costs of funds for Eurodollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, or (2) a base rate determined by reference to the highest of: (a) the prime rate of JPMorgan Chase Bank, N.A., (b) the federal funds effective rate plus one-half of 1.00% and (c) LIBOR described in subclause (1) plus 1.00%. LIBOR is subject to an interest rate floor of 1.00%. The applicable margin for borrowings under our Term Loan Facility is 3.25% with respect to LIBOR borrowings and 2.25% with respect to base rate borrowings. The expected maturities for our Term Loan Facility exclude the OID of approximately $7 million.

(e)

In March 2014, we entered into an interest rate swap agreement to hedge our floating interest rate on an aggregate of $400 million of debt outstanding under our Term Loan Facility. On April 8, 2014, we completed a novation of a portion of our $400 million swap agreement to two new counterparties, each in the amount of $125 million. The original swap contract was not amended, terminated or otherwise modified. The interest rate swap had an effective date of April 9, 2014, will expire on April 9, 2018 and continues to apply to our Term Loan Facility. We are required to make payments based upon a fixed interest rate of 1.867% calculated on the notional amount of $400 million. In exchange, we will receive interest on $400 million at a variable interest rate that is based upon the three-month LIBOR, subject to a minimum rate of 1.0%. In January 2016, we entered into three interest rate swap agreements to hedge our floating interest rate on an aggregate of $325 million of debt outstanding under our Term Loan Facility. The interest rate swaps have an effective date of January 11, 2016, and expire on January 9, 2021. We are required to make payments based upon a fixed interest rate of 1.862% and 1.855% calculated on the notional amount of $175 million and $150 million, respectively. In exchange, we will receive interest on $325 million at a variable interest rate that is based upon the three-month LIBOR rate, subject to a minimum rate of 1.0%

(f)	Interest based upon prime less 0.5%.

Item 8.	Financial Statements and Supplementary Data

The information required by this Item 8 is included in appendix pages F-2 through F-69 of this Annual Report on Form 10-K, which is incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2016, the disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, are effective.

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Based upon our assessment, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2016, based upon the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears herein.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below are the names, ages (as of January 1, 2017) and present and past positions of our current executive officers:

Name	Age	Position
Benjamin A. Breier	45	President and Chief Executive Officer
Kent H. Wallace	61	Executive Vice President and Chief Operating Officer
Stephen D. Farber	47	Executive Vice President, Chief Financial Officer
Peter K. Kalmey	42	President, Hospital Division
David A. Causby	45	Executive Vice President and President, Kindred at Home
Jason Zachariah	39	President, Kindred Rehabilitation Services
Michael W. Beal	49	President, Nursing Center Division
William M. Altman	57	Executive Vice President for Strategy, Policy and Integrated Care
Stephen R. Cunanan	52	Chief Administrative Officer and Chief People Officer
Joseph L. Landenwich	52	General Counsel and Corporate Secretary

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

Kent H. Wallace has served as our Executive Vice President and Chief Operating Officer since February 2015. Prior to joining us, Mr. Wallace served from February 2013 to January 2014 as Chief Executive Officer of RegionalCare Hospital Partners, Inc., an operator of community hospitals. Prior to that, Mr. Wallace was the President and Chief Operating Officer of Vanguard Health Systems, Inc. (formerly NYSE:VHS) from 2005 to 2013. Mr. Wallace also previously worked for Province Healthcare Company, Tenet Healthcare Corporation (NYSE:THC), and HCA Holdings, Inc. (NYSE:HCA).

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

David A. Causby has served as our Executive Vice President and President, Kindred at Home since February 2015. Prior to joining us, Mr. Causby served in various capacities with Gentiva (formerly NASDAQ:GTIV), including as its President and Chief Operating Officer from May 2014 to February 2015, Executive Vice President and Chief Operating Officer from October 2013 to May 2014, Senior Vice President and President, Home Health Division from May 2011 to October 2013, and Senior Vice President of Operations from 2008 to May 2011.

Jason Zachariah has served as our President, Kindred Rehabilitation Services, since August 2016. He previously served as our Chief Operating Officer, Kindred Hospital Rehabilitation Services, from July 2013 to August 2016. From May 2006 to July 2013, he served in various roles in our Hospital Division, including Chief Operating Officer/Executive Director of the California/Arizona district.

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

The information required by this Item is omitted because we are filing a definitive proxy statement, which will include the required information under the section titled Proposal to Ratify the Appointment of PricewaterhouseCoopers LLP as our Independent Registered Public Accounting Firm for Fiscal Year 2017, pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K. The required information contained in our proxy statement is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) Index to Consolidated Financial Statements:

(a)	All other schedules have been omitted because the required information is not present or not present in material amounts.

Item 16.	Form 10-K Summary

None.

(a)(3)     Index to Exhibits:

EXHIBIT INDEX

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

2.4*

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

4.1

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

10.2*

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

10.8**

Amendment No. 3 to the Third Amendment and Restatement of the Kindred Deferred Compensation Plan, effective as of August 1, 2014 (incorporated by reference to Exhibit 10.13 to Kindred’s Registration Statement on Form S-4 filed on December 15, 2014 (Commission File No. 333-200963)).

10.9**

Amendment No. 4 to the Third Amendment and Restatement of the Kindred Deferred Compensation Plan, effective as of January 1, 2016 (incorporated by reference to Exhibit 10.12 to Kindred’s Form 10-K for the year ended December 31, 2015 (Comm. File No. 001-14057)).

10.10**	Kindred Healthcare, Inc. Short-Term Incentive Plan (incorporated by reference to Annex A to Kindred’s Definitive Proxy Statement on Schedule 14A dated April 4, 2013 (Comm. File No. 001-14057)).
10.11**	Kindred Healthcare, Inc. Long-Term Incentive Plan (incorporated by reference to Annex B to Kindred’s Definitive Proxy Statement on Schedule 14A dated April 4, 2013 (Comm. File No. 001-14057)).
10.12**

Employment Agreement effective as of February 2, 2015 by and between Kindred Healthcare Operating, Inc. and Kent H. Wallace (incorporated by reference to Exhibit 10.1 to Kindred’s Current Report on Form 8-K filed on January 27, 2015 (Comm. File No. 001-14057)).

10.13**

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

10.16**

Employment Agreement dated as of January 1, 2016 by and between Kindred Healthcare Operating, Inc. and Joseph L. Landenwich (incorporated by reference to Exhibit 10.22 to Kindred’s Form 10-K for the year ended December 31, 2015 (Comm. File No. 001-14057)).

10.17**

Change-in-Control Severance Agreement dated as of November 13, 2009 by and between Kindred Healthcare Operating, Inc. and Joseph L. Landenwich (incorporated by reference to Exhibit 10.33 to Kindred’s Form 10-K for the year ended December 31, 2009 (Comm. File No. 001-14057)).

10.18**

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

10.20**

Employment Agreement dated as of February 3, 2014 by and between Kindred Healthcare Operating, Inc. and Stephen D. Farber (incorporated by reference to Exhibit 10.1 to Kindred’s Form 10-Q for the quarterly period ended March 31, 2014 (Comm. File No. 001-14057)).

10.21**

Change-in-Control Severance Agreement dated as of February 3, 2014 by and between Kindred Healthcare Operating, Inc. and Stephen D. Farber (incorporated by reference to Exhibit 10.2 to Kindred’s Form 10-Q for the quarterly period ended March 31, 2014 (Comm. File No. 001-14057)).

10.22**

Agreement dated as of November 25, 2015 by and between Kindred Healthcare Operating, Inc. and Stephen D. Farber (incorporated by reference to Exhibit 10.33 to Kindred’s Form 10-K for the year ended December 31, 2015 (Comm. File No. 001-14057)).

10.23**

Employment Agreement dated as of June 3, 2013 by and between Kindred Healthcare Operating, Inc. and Stephen R. Cunanan (incorporated by reference to Exhibit 10.6 to Kindred’s Form 10-Q for the quarterly period ended June 30, 2013 (Comm. File No. 001-14057)).

10.24**

Change-in-Control Severance Agreement dated as of June 3, 2013 by and between Kindred Healthcare Operating, Inc. and Stephen R. Cunanan (incorporated by reference to Exhibit 10.7 to Kindred’s Form 10-Q for the quarterly period ended June 30, 2013 (Comm. File No. 001-14057)).

10.25**

Employment Agreement dated as of January 1, 2016 by and between Kindred Healthcare Operating, Inc. and Peter K. Kalmey (incorporated by reference to Exhibit 10.33 to Kindred’s Form 10-K for the year ended December 31, 2015 (Comm. File No. 001-14057)).

10.26**

Change-in-Control Severance Agreement dated as of January 1, 2016 by and between Kindred Healthcare Operating, Inc. and Peter K. Kalmey (incorporated by reference to Exhibit 10.34 to Kindred’s Form 10-K for the year ended December 31, 2015 (Comm. File No. 001-14057)).

10.27**#	Amended and Restated Employment Agreement dated as of November 15, 2016 by and between Kindred Healthcare Operating, Inc. and Michael W. Beal.
10.28**

Change-in-Control Severance Agreement dated as of April 16, 2014 by and between Kindred Healthcare Operating, Inc. and Michael W. Beal (incorporated by reference to Exhibit 10.43 to Kindred’s Registration Statement on Form S-4 dated December 15, 2014 (Comm. File No. 333-200963)).

10.29**

Amended and Restated Employment Agreement dated as of February 1, 2015 by and between Kindred Healthcare Operating, Inc. and David A. Causby (incorporated by reference to Exhibit 10.40 to Kindred’s Form 10-K for the year ended December 31, 2014 (Comm. File No. 001-14057)).

10.30**

Change-in-Control Severance Agreement dated as of February 2, 2016 by and between Kindred Healthcare Operating, Inc. and David A. Causby (incorporated by reference to Exhibit 10.38 to Kindred’s Form 10-K for the year ended December 31, 2015 (Comm. File No. 001-14057)).

10.31**

Employee Retention Agreement, dated as of March 30, 2016, by and between Kindred Healthcare Operating, Inc. and David A. Causby (incorporated by reference to Exhibit 10.9 to Kindred’s Form 10-Q for the quarterly period ended March 31, 2016 (Comm. File No. 001-14057)).

10.32**

Employment Agreement dated as of August 15, 2016 by and between Kindred Healthcare Operating, Inc. and Jason P. Zachariah (incorporated by reference to Exhibit 10.1 to Kindred’s Form 10-Q for the quarterly period ended September 30, 2016 (Comm. File No. 001-14057)).

10.33**

Change-in-Control Severance Agreement dated as of August 15, 2016 by and between Kindred Healthcare Operating, Inc. and Jason P. Zachariah (incorporated by reference to Exhibit 10.2 to Kindred’s Form 10-Q for the quarterly period ended September 30, 2016 (Comm. File No. 001-14057)).

10.34

Second Amended and Restated Master Lease Agreement No. 1 dated as of April 27, 2007 for Lease Executed by Ventas Realty, Limited Partnership, as Lessor and Kindred Healthcare, Inc. and Kindred Healthcare Operating, Inc. as Tenant (incorporated by reference to Exhibit 10.3 to Kindred’s Form 10-Q for the quarterly period ended June 30, 2007 (Comm. File No. 001-14057)).

10.35

Amendment to Memorandum of Lease and Specific Property Lease Amendment dated as of June 8, 2007 by and between Ventas Realty, Limited Partnership, as Lessor and Kindred Healthcare, Inc. and Kindred Healthcare Operating, Inc. as Tenant (incorporated by reference to Exhibit 10.47 to Kindred’s Form 10-K for the year ended December 31, 2007 (Comm. File No. 001-14057)).

10.36

Amendment to Master Lease and Memorandum of Lease dated as of January 16, 2009 by and between Ventas Realty, Limited Partnership, as Lessor and Kindred Healthcare, Inc. and Kindred Healthcare Operating, Inc. as Tenant (incorporated by reference to Exhibit 10.1 to Kindred’s Form 10-Q for the quarterly period ended March 31, 2009 (Comm. File No. 001-14057)).

10.37

Amendment to Memorandum of Lease and Specific Property Lease Amendment dated as of October 14, 2009 by and between Ventas Realty, Limited Partnership, as Lessor and Kindred Healthcare, Inc. and Kindred Healthcare Operating, Inc. as Tenant (incorporated by reference to Exhibit 10.43 to Kindred’s Form 10-K for the year ended December 31, 2009 (Comm. File No. 001-14057)).

10.38

Side Letter dated as of March 1, 2013 to the Second Amended and Restated Master Lease Agreement No. 1 (incorporated by reference to Exhibit 10.1 to Kindred’s Form 10-Q for the quarterly period ended March 31, 2013 (Comm. File No. 001-14057)).

10.39

Lease Severance and Amendment Agreement dated as of August 7, 2015 by and among Ventas Realty, Limited Partnership, CCP Wind River 0482 LLC, CCP Cheyenne 0441 LLC, Kindred Healthcare, Inc. and Kindred Healthcare Operating, Inc. (incorporated by reference to Exhibit 10.44 to the Company’s Registration Statement on Form S-4 dated September 17, 2015 (Comm. File No. 333-206995)).

10.40

Amendment No. 2 to Second Amended and Restated Master Lease Agreement No. 1, dated April 3, 2016, among Kindred Healthcare, Inc., Kindred Healthcare Operating, Inc. and Ventas Realty, Limited Partnership (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 4, 2016 (Comm. File No. 001-14057)).

10.41

Amendment No. 3 to Second Amended and Restated Master Lease Agreement No. 1, dated April 3, 2016, among Kindred Healthcare, Inc., Kindred Healthcare Operating, Inc. and Ventas Realty, Limited Partnership (incorporated  by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 4, 2016 (Comm. File No. 001-14057)).

10.42

Amendment No. 4 to Second Amended and Restated Master Lease Agreement No. 1, dated as of November 11, 2016, among Kindred Healthcare, Inc., Kindred Healthcare Operating, Inc. and Ventas Realty, Limited Partnership  (incorporated by reference to Exhibit 10.2 to Kindred’s Current Report on Form 8-K filed on November 14, 2016 (Comm. File No. 001-14057)).

10.43

Second Amended and Restated Master Lease Agreement No. 2 dated as of April 27, 2007 for Lease Executed by Ventas Realty, Limited Partnership, as Lessor and Kindred Healthcare, Inc. and Kindred Healthcare Operating, Inc. as Tenant (incorporated by reference to Exhibit 10.4 to Kindred’s Form 10-Q for the quarterly period ended June 30, 2007 (Comm. File No. 001-14057)).

10.44

Notice of Renewal of Renewal Group 1 dated as of April 26, 2012 under that Second Amended and Restated Master Lease Agreement No. 2 (incorporated by reference to Exhibit 10.2 to Kindred’s Form 10-Q for the quarterly period ended June 30, 2012 (Comm. File No. 001-14057)).

10.45

Amendment No. 1 to Second Amended and Restated Master Lease Agreement No. 2, dated April 3, 2016, among Kindred Healthcare, Inc., Kindred Healthcare Operating, Inc. and Ventas Realty, Limited Partnership (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 4, 2016 (Comm. File No. 001-14057)).

10.46

Amendment No. 2 to Second Amended and Restated Master Lease Agreement No. 2, dated as of November 11, 2016, among Kindred Healthcare, Inc., Kindred Healthcare Operating, Inc. and Ventas Realty, Limited Partnership (incorporated by reference to Exhibit 10.3 to Kindred’s Current Report on Form 8-K filed on November 14, 2016 (Comm. File No. 001-14057)).

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

10.51

Amendment No. 4 to Second Amended and Restated Master Lease Agreement No. 4, dated as of November 11, 2016, among Kindred Healthcare, Inc., Kindred Healthcare Operating, Inc. and Ventas Realty, Limited Partnership (incorporated by reference to Exhibit 10.4 to Kindred’s Current Report on Form 8-K filed on November 14, 2016 (Comm. File No. 001-14057)).

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

10.53

Side Letter dated as of May 23, 2012 to the Second Amended and Restated Master Lease Agreements Nos. 1, 2, 3 and 4 (incorporated by reference to Exhibit 10.10 to Kindred’s Form 10-Q for the quarterly period ended June 30, 2012 (Comm. File No. 001-14057)).

10.54

Side Letter dated as of January 29, 2013 to the Second Amended and Restated Master Lease Agreements Nos. 1, 2, 3 and 4 (incorporated by reference to Exhibit 10.49 to Kindred’s Form 10-K for the year ended December 31, 2012 (Comm. File No. 001-14057)).

10.55

Side Letter, dated as of May 1, 2013 to the Second Amended and Restated Master Lease Agreement Nos. 1, 2, 3 and 4 (incorporated by reference to Exhibit 10.1 to Kindred’s Form 10-Q for the quarterly period ended June 30, 2013 (Comm. File No. 001-14057)).

10.56

Second Amended and Restated Master Lease Agreement No. 5, dated as of November 11, 2016, among Kindred Healthcare, Inc., Kindred Healthcare Operating, Inc. and Ventas Realty, Limited Partnership (incorporated by reference to Exhibit 10.5 to Kindred’s Current Report on Form 8-K filed on November 14, 2016) (Comm. File No. 001-14057)).

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

10.59

Agreement Regarding Master Leases No. 3, dated as of November 11, 2016, among Kindred Healthcare, Inc., Kindred Healthcare Operating, Inc. and Ventas Realty, Limited Partnership (incorporated by reference to Exhibit 10.1 to Kindred’s Current Report on Form 8-K filed on November 14, 2016).

10.60	Agreement and Plan of Reorganization between the Company and Ventas, Inc. (incorporated by reference to Exhibit 10.1 to Kindred’s Form 10, as amended, dated April 27, 1998 (Comm. File No. 001-14057)).

10.61**

Kindred Healthcare, Inc. 2001 Equity Plan for Non-Employee Directors (Amended and Restated) (incorporated by reference to Exhibit 10.69 to Kindred’s Form 10-K for the year ended December 31, 2008 (Comm. File No. 001-14057)).

10.62**

Form of Kindred Healthcare, Inc. Non-Qualified Stock Option Grant Agreement under the 2001 Equity Plan for Non-Employee Directors (Amended and Restated) (incorporated by reference to Exhibit 10.70 to Kindred’s Form 10-K for the year ended December 31, 2008 (Comm. File No. 001-14057)).

10.63**

Form of Amendment No. 1 to Non-Discretionary Non-Qualified Stock Option Grant Agreement under the 2001 Equity Plan for Non-Employee Directors (Amended and Restated) (incorporated by reference to Exhibit 10.72 to Kindred’s Form 10-K for the year ended December 31, 2008 (Comm. File No. 001-14057)).

10.64**	Kindred 2011 Stock Incentive Plan, Amended and Restated (incorporated by reference to Exhibit 10.9 to Kindred’s Form 10-Q for the quarterly period ended March 31, 2015) (Comm. File No. 001-14057)).
10.65**

Form of Restricted Share Award Agreement under the 2011 Stock Incentive Plan, Amended and Restated (incorporated by reference to Exhibit 10.1 to Kindred’s Current Report on Form 8-K filed on July 25, 2014 (Comm. File No. 001-14057)).

10.66**

Form of Performance Unit Award Agreement under the 2011 Stock Incentive Plan, Amended and Restated (incorporated by reference to Exhibit 10.2 to Kindred’s Current Report on Form 8-K filed on July 25, 2014 (Comm. File No. 001-14057)).

10.67**

Form of Incentive Stock Option Grant Agreement under the 2011 Stock Incentive Plan, Amended and Restated (incorporated by reference to Exhibit 10.3 to Kindred’s Current Report on Form 8-K filed on July 25, 2014 (Comm. File No. 001-14057)).

10.68**

Form of Non-Qualified Stock Option Grant Agreement under the 2011 Stock Incentive Plan, Amended and Restated (incorporated by reference to Exhibit 10.4 to Kindred’s Current Report on Form 8-K filed on July 25, 2014 (Comm. File No. 001-14057)).

10.69**

Form of Stock Bonus Award Agreement under the 2011 Stock Incentive Plan, Amended and Restated (incorporated by reference to Exhibit 10.5 to Kindred’s Current Report on Form 8-K filed on July 25, 2014 (Comm. File No. 001-14057)).

10.70**

Kindred Healthcare, Inc. 2012 Equity Plan for Non-Employee Directors, Amended and Restated (incorporated by reference to Annex A to Kindred’s Definitive Proxy Statement on Schedule 14A dated April 6, 2015 (Comm. File No. 001-14057)).

10.71**

Form of Kindred Healthcare, Inc. Restricted Share Award Agreement under the 2012 Equity Plan for Non-Employee Directors, Amended and Restated (incorporated by reference to Exhibit 10.78 to Kindred’s Form 10-K for the year ended December 31, 2008 (Comm. File No. 001-14057)).

10.72**

Form of Kindred Healthcare, Inc. Non-Qualified Stock Option Grant Agreement under the 2012 Equity Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.79 to Kindred’s Form 10-K for the year ended December 31, 2008 (Comm. File No. 001-14057)).

10.73**

Gentiva Health Services, Inc. 2004 Equity Incentive Plan, Amended and Restated (incorporated by reference to Exhibit 4.5 to Kindred’s Registration Statement on Form S-8 dated February 2, 2015 (Comm. File No. 333-201831)).

10.74**

Amendment No. 1 to the Gentiva Health Services, Inc. 2004 Equity Incentive Plan, Amended and Restated (incorporated by reference to Exhibit 4.6 to Kindred’s Registration Statement on Form S-8 dated February 2, 2015 (Comm. File No. 333-201831)).

10.75**

Amendment No. 2 to the Gentiva Health Services, Inc. 2004 Equity Incentive Plan, Amended and Restated (incorporated by reference to Exhibit 4.7 to Kindred’s Registration Statement on Form S-8 dated February 2, 2015 (Comm. File No. 333-201831)).

10.76**

Amendment No. 3 to the Gentiva Health Services, Inc. 2004 Equity Incentive Plan, Amended and Restated (incorporated by reference to Exhibit 4.8 to Kindred’s Registration Statement on Form S-8 dated February 2, 2015 (Comm. File No. 333-201831)).

10.77**

Kindred Healthcare, Inc. Director Fee Deferral Plan, effective as of January 1, 2016 (incorporated by reference to Exhibit 10.84 to Kindred’s Form 10-K for the year ended December 31, 2008 (Comm. File No. 001-14057)).

10.78

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

10.79

Corporate Integrity Agreement, effective as of January 11, 2016, by and between the Office of Inspector General of the Department of Health and Human Services, RehabCare Group, Inc. and Kindred Healthcare, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 12, 2016 (Comm. File No. 001-14057)).

10.80

Corporate Integrity Agreement, effective February 15, 2012, between the Office of Inspector General of the Department of Health and Human Services and Odyssey HealthCare, Inc. (incorporated by reference to Exhibit 10.5 to Gentiva Health Services, Inc.’s Form 10-Q for the quarterly period ended March 31, 2012 (Comm. File No. 001-15669)).

10.81	Other Debt Instruments—Copies of debt instruments for which the related debt is less than 10% of total assets will be furnished to the SEC upon request.
21#	List of Subsidiaries.
23.1#	Consent of Independent Registered Public Accounting Firm.
31#	Rule 13a-14(a)/15d-14(a) Certifications.
32#	Section 1350 Certifications.
101.INS#	XBRL Instance Document.
101.SCH#	XBRL Taxonomy Extension Schema Document.
101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB#	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document.

#	Filed herewith.
*	The Company will furnish supplementally to the SEC upon request a copy of any omitted exhibit or schedule.
**	Compensation plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of this Annual Report on Form 10-K.

(b)	Exhibits.

The response to this portion of Item 15 is submitted as a separate section of this Annual Report on Form 10-K.

(c)	Financial Statement Schedules.

The response to this portion of Item 15 is included on page F-69 of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 28, 2017	KINDRED HEALTHCARE, INC.

	By:	/s/ Benjamin A. Breier
Benjamin A. Breier President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Joel Ackerman Joel Ackerman	Director	February 28, 2017
/s/ Jonathan D. Blum Jonathan D. Blum	Director	February 28, 2017
/s/ Thomas P. Cooper, M.D. Thomas P. Cooper, M.D.	Director	February 28, 2017
/s/ Paul J. Diaz Paul J. Diaz	Director	February 28, 2017
/s/ Heyward R. Donigan Heyward R. Donigan	Director	February 28, 2017
/s/ Richard Goodman Richard Goodman	Director	February 28, 2017
/s/ Christopher T. Hjelm Christopher T. Hjelm	Director	February 28, 2017
/s/ Frederick J. Kleisner Frederick J. Kleisner	Director	February 28, 2017
/s/ Sharad Mansukani, M.D. Sharad Mansukani, M.D.	Director	February 28, 2017
/s/ Lynn Simon, M.D. Lynn Simon, M.D.	Director	February 28, 2017
/s/ Phyllis R. Yale Phyllis R. Yale	Chair of the Board	February 28, 2017
/s/ Benjamin A. Breier Benjamin A. Breier	Director, President and Chief Executive Officer (Principal Executive Officer)	February 28, 2017
/s/ Stephen D. Farber Stephen D. Farber	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	February 28, 2017
/s/ John J. Lucchese John J. Lucchese	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 28, 2017

KINDRED HEALTHCARE, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULES

(a)	All other schedules have been omitted because the required information is not present or not present in material amounts.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

of Kindred Healthcare, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1)  present fairly, in all material respects, the financial position of Kindred Healthcare, Inc. and its subsidiaries at December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/   PRICEWATERHOUSECOOPERS LLP

Louisville, Kentucky

February 28, 2017

KINDRED HEALTHCARE, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(In thousands, except per share amounts)

	Year ended December 31,
	2016	2015	2014
Revenues	$7,219,519	$7,054,907	$5,027,599
Salaries, wages and benefits	3,758,423	3,614,091	2,442,879
Supplies	384,098	384,354	289,043
Rent	390,534	379,889	312,792
Other operating expenses	845,680	825,996	679,992
General and administrative expenses (exclusive of depreciation and amortization expense included below)	1,303,428	1,385,038	969,035
Other income	(2,900)	(3,016)	(872)
Litigation contingency expense	2,840	138,648	4,600
Impairment charges	342,559	24,757	-
Restructuring charges	107,175	12,970	4,435
Depreciation and amortization	159,402	157,251	155,570
Interest expense	234,647	232,395	168,763
Investment income	(3,162)	(2,806)	(3,996)
	7,522,724	7,149,567	5,022,241
Income (loss) from continuing operations before income taxes	(303,205)	(94,660)	5,358
Provision (benefit) for income taxes	314,330	(42,797)	462
Income (loss) from continuing operations	(617,535)	(51,863)	4,896
Discontinued operations, net of income taxes:
Income (loss) from operations	6,616	(235)	(53,630)
Gain (loss) on divestiture of operations	295	1,244	(12,698)
Income (loss) from discontinued operations	6,911	1,009	(66,328)
Net loss	(610,624)	(50,854)	(61,432)
(Earnings) loss attributable to noncontrolling interests:
Continuing operations	(53,602)	(42,564)	(18,872)
Discontinued operations	(4)	34	467
	(53,606)	(42,530)	(18,405)
Loss attributable to Kindred	$(664,230)	$(93,384)	$(79,837)
Amounts attributable to Kindred stockholders:
Loss from continuing operations	$(671,137)	$(94,427)	$(13,976)
Income (loss) from discontinued operations	6,907	1,043	(65,861)
Net loss	$(664,230)	$(93,384)	$(79,837)
Loss per common share:
Basic:
Loss from continuing operations	$(7.73)	$(1.12)	$(0.24)
Discontinued operations:
Income (loss) from operations	0.08	-	(0.91)
Gain (loss) on divestiture of operations	-	0.01	(0.21)
Income (loss) from discontinued operations	0.08	0.01	(1.12)
Net loss	$(7.65)	$(1.11)	$(1.36)

Diluted:
Loss from continuing operations	$(7.73)	$(1.12)	$(0.24)
Discontinued operations:
Income (loss) from operations	0.08	-	(0.91)
Gain (loss) on divestiture of operations	-	0.01	(0.21)
Income (loss) from discontinued operations	0.08	0.01	(1.12)
Net loss	$(7.65)	$(1.11)	$(1.36)
Shares used in computing loss per common share:
Basic	86,800	84,558	58,634
Diluted	86,800	84,558	58,634
Cash dividends declared and paid per common share	$0.48	$0.48	$0.48

See accompanying notes.

KINDRED HEALTHCARE, INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS

(In thousands)

	Year ended December 31,
	2016	2015	2014
Net loss	$(610,624)	$(50,854)	$(61,432)
Other comprehensive income (loss):
Available-for-sale securities (Note 12):
Change in unrealized investment gains (losses)	1,636	(133)	1,007
Reclassification of gains realized in net loss	(1,206)	(173)	(2,803)
Net change	430	(306)	(1,796)
Interest rate swaps (Notes 1 and 14):
Change in unrealized gains (losses)	1,755	(799)	(2,237)
Reclassification of ineffectiveness realized in net loss	-	146	227
Reclassification of losses realized in net loss, net of payments	411	-	809
Net change	2,166	(653)	(1,201)
Defined benefit post-retirement plan:
Unrealized gain (loss) due to fair value adjustments	220	753	(1,337)
Income tax benefit related to items of other comprehensive income (loss)	1,389	125	2,035
Other comprehensive income (loss)	4,205	(81)	(2,299)
Comprehensive loss	(606,419)	(50,935)	(63,731)
Earnings attributable to noncontrolling interests	(53,606)	(42,530)	(18,405)
Comprehensive loss attributable to Kindred	$(660,025)	$(93,465)	$(82,136)

See accompanying notes.

KINDRED HEALTHCARE, INC.

CONSOLIDATED BALANCE SHEET

(In thousands, except per share amounts)

	December 31,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$137,061	$98,758
Insurance subsidiary investments	108,966	106,638
Accounts receivable less allowance for loss of $71,070 ─ 2016 and $62,896 ─ 2015	1,172,078	1,194,868
Inventories	24,673	27,791
Income taxes	10,067	11,790
Other	63,693	61,054
	1,516,538	1,500,899
Property and equipment, at cost:
Land	82,008	86,529
Buildings	971,086	1,046,341
Equipment	932,873	979,132
Construction in progress	40,463	50,396
	2,026,430	2,162,398
Accumulated depreciation	(1,147,844)	(1,190,402)
	878,586	971,996

Goodwill	2,427,074	2,669,810
Intangible assets less accumulated amortization of $102,580 ─ 2016 and $94,221 ─ 2015	790,235	755,655
Insurance subsidiary investments	204,929	204,498
Deferred tax assets	-	104,130
Acquisition deposit	-	18,489
Other	295,362	242,782
Total assets (a)	$6,112,724	$6,468,259
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$203,925	$187,061
Salaries, wages and other compensation	397,486	404,925
Due to third party payors	41,320	36,251
Professional liability risks	65,284	64,099
Other accrued liabilities	269,736	394,246
Long-term debt due within one year	27,977	24,630
	1,005,728	1,111,212

Long-term debt	3,215,062	3,086,348
Professional liability risks	295,311	263,273
Deferred tax liabilities	201,808	-
Deferred credits and other liabilities	353,294	301,379

Commitments and contingencies (Note 16)

Equity:
Stockholder's equity:
Common stock, $0.25 par value; authorized 175,000 shares; issued 85,166 shares ─ 2016 and 83,792 shares ─ 2015	21,291	20,948
Capital in excess of par value	1,710,231	1,737,747
Accumulated other comprehensive income (loss)	1,573	(2,632)
Accumulated deficit	(920,544)	(256,209)
	812,551	1,499,854
Noncontrolling interests	228,970	206,193
Total equity	1,041,521	1,706,047
Total liabilities (a) and equity	$6,112,724	$6,468,259

(a)

The Company’s consolidated assets as of December 31, 2016 and 2015 include total assets of variable interest entities of $394 million and $389 million, respectively, which can only be used to settle the obligations of the variable interest entities. The Company’s consolidated liabilities as of December 31, 2016 and 2015 include total liabilities of variable interest entities of $39 million and $40 million, respectively. See note 1 of the notes to consolidated financial statements.

See accompanying notes.

KINDRED HEALTHCARE, INC.

CONSOLIDATED STATEMENT OF EQUITY

(In thousands)

	Attributable to Kindred stockholders
	Shares of common stock	Par value common stock	Capital in excess of par value	Accumulated other comprehensive income (loss)	Accumulated deficit	Noncontrolling interests	Total
Balances, December 31, 2013	54,165	$13,541	$1,146,193	$(252)	$(76,825)	$38,559	$1,121,216
Comprehensive loss:
Net income (loss)					(79,837)	18,405	(61,432)
Net unrealized investment losses, net of income taxes				(1,167)			(1,167)
Other				(1,132)			(1,132)
Comprehensive loss							(63,731)
Grant of non-vested restricted stock	473	118	(118)				-
Issuance of common stock in connection with employee benefit plans	511	128	6,590		(475)		6,243
Shares tendered by employees for statutory tax withholdings upon issuance of common stock	(291)	(73)	(3,580)		(2,631)		(6,284)
Stock-based compensation amortization			16,643				16,643
Income tax provision in connection with the issuance of common stock under employee benefit plans			(801)				(801)
Equity offerings, net of costs	15,119	3,780	317,570				321,350
Tangible equity units offering, net of costs			132,789				132,789
Contribution made by noncontrolling interests						833	833
Distributions to noncontrolling interests						(13,692)	(13,692)
Dividends paid			(28,594)				(28,594)
Balances, December 31, 2014	69,977	17,494	1,586,692	(2,551)	(159,768)	44,105	1,485,972
Comprehensive loss:
Net income (loss)					(93,384)	42,530	(50,854)
Net unrealized investment losses, net of income taxes				(199)			(199)
Other				118			118
Comprehensive loss							(50,935)
Grant of non-vested restricted stock	672	168	(168)				-
Issuance of common stock in connection with employee benefit plans	216	54	482		(2)		534
Shares tendered by employees for statutory tax withholdings upon issuance of common stock	(481)	(120)	(7,050)		(3,055)		(10,225)
Stock-based compensation amortization			20,636				20,636
Income tax benefit in connection with the issuance of common stock under employee benefit plans			3,170				3,170
Exchange of tangible equity units, net of costs	3,668	917	(917)				-
Contributions made by noncontrolling interests						8,132	8,132
Distributions to noncontrolling interests						(42,458)	(42,458)
Purchase of noncontrolling interests						153,884	153,884
Dividends paid			(40,119)				(40,119)
Issuance of common stock in Gentiva Merger	9,740	2,435	175,021				177,456
Balances, December 31, 2015	83,792	20,948	1,737,747	(2,632)	(256,209)	206,193	1,706,047
Comprehensive loss:
Net income (loss)					(664,230)	53,606	(610,624)
Net unrealized investment gains, net of income taxes				339			339
Other				3,866			3,866
Comprehensive loss							(606,419)
Grant of non-vested restricted stock	1,384	346	(346)				-
Issuance of common stock in connection with employee benefit plans	292	73	(73)				-
Shares tendered by employees for statutory tax withholdings upon issuance of common stock	(302)	(76)	(2,985)		(105)		(3,166)
Stock-based compensation amortization			16,425				16,425
Income tax benefit in connection with the issuance of common stock under employee benefit plans			435				435
Contributions made by noncontrolling interests						17,314	17,314
Distributions to noncontrolling interests						(45,985)	(45,985)
Purchase of noncontrolling interests			(234)			(2,158)	(2,392)
Dividends paid			(40,738)				(40,738)
Balances, December 31, 2016	85,166	$21,291	$1,710,231	$1,573	$(920,544)	$228,970	$1,041,521
See accompanying notes.

KINDRED HEALTHCARE, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

	Year ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net loss	$(610,624)	$(50,854)	$(61,432)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense	135,966	128,533	139,284
Amortization of intangible assets	23,673	29,841	21,666
Amortization of stock-based compensation costs	16,425	20,636	16,643
Amortization of deferred financing costs	15,267	13,721	23,288
Payment of capitalized lender fees related to debt issuance	(7,375)	(28,012)	(22,652)
Provision for doubtful accounts	40,804	52,460	41,803
Deferred income taxes	310,338	(46,632)	(35,615)
Impairment charges	342,559	24,757	673
(Gain) loss on divestiture of discontinued operations	(295)	(1,244)	12,698
Other	12,414	13,537	2,336
Change in operating assets and liabilities:
Accounts receivable	(59,031)	(8,577)	(74,378)
Inventories and other assets	(24,226)	54,493	(25,960)
Accounts payable	26,215	(10,380)	(9,399)
Income taxes	4,242	27,392	31,728
Due to third party payors	3,692	(30,882)	11,177
Other accrued liabilities	(45,082)	(25,527)	33,611
Net cash provided by operating activities	184,962	163,262	105,471
Cash flows from investing activities:
Routine capital expenditures	(96,052)	(121,931)	(91,081)
Development capital expenditures	(34,825)	(19,931)	(5,257)
Acquisitions, net of cash acquired	(78,840)	(673,547)	(24,136)
Acquisition deposits	18,489	176,511	(195,000)
Sale of assets	25,987	8,735	23,861
Proceeds from senior unsecured notes offering held in escrow	-	1,350,000	(1,350,000)
Interest in escrow for senior unsecured notes	-	23,438	(23,438)
Purchase of insurance subsidiary investments	(97,740)	(85,222)	(105,324)
Sale of insurance subsidiary investments	95,488	75,075	51,716
Net change in insurance subsidiary cash and cash equivalents	877	(12,271)	33,683
Proceeds from note receivable	-	25,000	-
Net change in other investments	(32,770)	(4,620)	1,406
Other	(255)	10,972	679
Net cash provided by (used in) investing activities	(199,641)	752,209	(1,682,891)
Cash flows from financing activities:
Proceeds from borrowings under revolving credit	1,643,300	1,740,450	1,551,515
Repayment of borrowings under revolving credit	(1,689,400)	(1,631,850)	(1,807,615)
Proceeds from issuance of term loan, net of discount	198,100	199,000	997,500
Proceeds from issuance of senior unsecured notes due 2022	-	-	500,000
Proceeds from issuance of senior unsecured notes due 2020 and 2023	-	-	1,350,000
Proceeds from issuance of debt component of tangible equity units	-	-	34,773
Proceeds from other long-term debt	750	-	-
Repayment of Gentiva debt	-	(1,177,363)	-
Repayment of senior unsecured notes	-	-	(550,000)
Repayment of term loan	(13,527)	(12,010)	(788,563)
Repayment of other long-term debt	(1,104)	(6,752)	(273)
Payment of deferred financing costs	(522)	(3,446)	(3,431)
Equity offering, net of offering costs	-	-	321,968
Issuance of equity component of tangible equity units, net of issuance costs	-	-	133,336
Issuance of common stock in connection with employee benefit plans	-	534	6,243
Payment of costs associated with issuance of common stock and tangible equity units	-	(915)	-
Payment of dividend for mandatory redeemable preferred stock	(11,514)	(10,887)	-
Dividends paid	(40,738)	(40,119)	(28,594)
Contributions made by noncontrolling interests	14,514	2,152	-
Distributions to noncontrolling interests	(45,985)	(42,458)	(13,692)
Purchase of noncontrolling interests	(1,000)	-	-
Other	108	2,763	2,469
Net cash provided by (used in) financing activities	52,982	(980,901)	1,705,636
Change in cash and cash equivalents	38,303	(65,430)	128,216
Cash and cash equivalents at beginning of period	98,758	164,188	35,972
Cash and cash equivalents at end of period	$137,061	$98,758	$164,188
Supplemental information:
Interest payments	$216,062	$180,266	$120,504
Income tax refunds	253	26,473	29,297
Rental payments to Ventas, Inc.	167,743	171,829	192,144
Issuance of common stock in Gentiva Merger (see Note 2)	-	177,456	-
Non-cash contributions made by noncontrolling interests	2,800	5,980	833

See accompanying notes.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

Reporting entity

Kindred Healthcare, Inc. is a healthcare services company that through its subsidiaries operates a home health, hospice, and community care business, transitional care (“TC”) hospitals, inpatient rehabilitation hospitals (“IRFs”), a contract rehabilitation services business, nursing centers, and assisted living facilities across the United States (collectively, the “Company” or “Kindred”).

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

Recently issued accounting requirements

In January 2017, the Financial Accounting Standards Board (the “FASB”) issued authoritative guidance that simplifies the measurement of goodwill impairment to a single-step test. The guidance removes step two of the goodwill impairment test, which requires a hypothetical purchase price allocation, and will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. Under the revised guidance, failing step one will always result in goodwill impairment. The new guidance is effective for annual and interim goodwill impairment tests beginning after December 15, 2019 and early adoption is permitted. The Company will early adopt the new guidance in the first quarter of 2017 on a prospective basis. If the Company fails step one of the goodwill impairment test under the new guidance, the results could materially impact the Company’s financial position and results of operations but not its business or liquidity.

In January 2017, the FASB issued authoritative guidance that revises the definition of a business, which affects accounting for acquisitions, disposals, goodwill impairment, and consolidation. The guidance is intended to help entities evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The revision provides a more robust framework to use in determining when a set of assets and activities is a business. The new guidance is effective for annual and interim periods beginning after December 15, 2017 and early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s business, financial position, results of operations or liquidity.

In November 2016, the FASB issued authoritative guidance that simplifies the disclosure of restricted cash within the statement of cash flows. The guidance is intended to reduce diversity when reporting restricted cash and requires entities to explain changes in the combined total of restricted and unrestricted balances in the statement of cash flows. The new guidance is effective for annual and interim periods beginning after December 15, 2017 and early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated statement of cash flows.

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

In March 2016, the FASB issued authoritative guidance that requires the tax effects related to share-based payments to be recorded through the income statement at settlement. Under the new guidance, tax benefits in excess of or less than the tax effect of compensation expenses will no longer be recorded in equity for purpose of simplification, which is expected to reduce administrative complexities but could increase the volatility of income tax expense. The new guidance is effective for annual and interim periods beginning after December 15, 2016. The adoption of this standard will increase the volatility of the Company’s income tax provision in its results of operations but is not expected to have a material impact on the Company’s business, financial position, or liquidity.

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

In February 2016, the FASB issued amended authoritative guidance on accounting for leases. The new provisions require that a lessee of operating leases recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. The lease liability will be equal to the present value of lease payments, with the right-of-use asset based upon the lease liability. The classification criteria for distinguishing between finance (or capital) leases and operating leases are substantially similar to the previous lease guidance, but with no explicit bright lines. As such, operating leases will result in straight-line rent expense similar to current practice. For short term leases (term of 12 months or less), a lessee is permitted to make an accounting election not to recognize lease assets and lease liabilities, which would generally result in lease expense being recognized on a straight-line basis over the lease term. The guidance is effective for annual and interim periods beginning after December 15, 2018, and will require application of the new guidance at the beginning of the earliest comparable period presented. The Company will not elect early adoption and will apply the modified retrospective approach as required. The adoption of this standard is expected to have a material impact on the Company’s financial position. The Company is still evaluating the impact on its results of operations and there is no impact on liquidity.

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

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 – BASIS OF PRESENTATION

Recently issued accounting requirements (Continued)

In August 2014, the FASB issued authoritative guidance requiring management to evaluate whether there are conditions and events that raise substantial doubt about the entity’s ability to continue as a going concern and to provide disclosures in certain circumstances. The guidance is effective for annual and interim periods ending after December 15, 2016. This guidance did not have a material impact on the Company’s consolidated financial statements.

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

•

In July 2015, the FASB finalized a one year deferral of the new revenue standard with an updated effective date for interim and annual periods beginning on or after December 15, 2017. Entities are not permitted to adopt the standard earlier than the original effective date, which was on or after December 15, 2016.

•

In March 2016, the FASB finalized its amendments to the guidance in the new revenue standard on assessing whether an entity is a principal or an agent in a revenue transaction. Under the new amendments, the FASB confirmed that a principal in an arrangement controls a good or service before it is transferred to a customer but revised the structure of indicators when an entity is the principal. The amendments have the same effective date and transition requirements as the new revenue standard.

•

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

The Company will not elect early adoption but will apply the modified retrospective approach upon the required effective date. The Company is still evaluating the impact of the adoption of the new revenue standard on its business, financial position, results of operations, and liquidity.

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

A summary of revenues by payor type follows (in thousands):

	Year ended December 31,
	2016	2015	2014
Medicare	$3,743,595	$3,605,852	$2,087,261
Medicaid	821,651	817,713	601,645
Medicare Advantage	548,522	530,012	374,431
Medicaid Managed	260,403	207,900	127,707
Other	2,055,193	2,131,012	2,051,812
	7,429,364	7,292,489	5,242,856
Eliminations	(209,845)	(237,582)	(215,257)
	$7,219,519	$7,054,907	$5,027,599

Cash and cash equivalents

Cash and cash equivalents include highly liquid investments with an original maturity of three months or less when purchased. The Company reclassifies outstanding checks in excess of funds on deposit. As of December 31, 2016, $44.0 million was reclassified to accounts payable and $4.9 million was reclassified to salaries, wages and other compensation. As of December 31, 2015, $46.7 million was reclassified to accounts payable and $3.6 million was reclassified to salaries, wages and other compensation.

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

The Company follows the authoritative guidance related to the meaning of other-than-temporary impairment and its application to certain investments to assess whether the Company’s investments with unrealized loss positions are other-than-temporarily impaired. Unrealized gains and losses, net of deferred income taxes, are reported as a component of accumulated other comprehensive income (loss). Realized gains and losses and declines in value judged to be other-than-temporary are determined using the specific identification method and are reported in the Company’s statement of operations. See Note 12.

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

In evaluating the collectibility of accounts receivable, the Company considers a number of factors, including the age of the accounts, changes in collection patterns, the composition of patient accounts by payor type, the status of ongoing disputes with third party payors and general industry conditions. Actual collections of accounts receivable in subsequent periods may require changes in the estimated provision for loss. Changes in these estimates are charged or credited to the results of operations in the period of change. Based upon the termination of a RehabCare (as defined below) customer and litigation associated with the collection of past due accounts, the Company recorded a provision for doubtful accounts of $12.9 million in the fourth quarter of 2015.

The provision for doubtful accounts totaled $41.3 million for 2016, $55.0 million for 2015 and $31.1 million for 2014.

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

Gentiva Health Services, Inc. (“Gentiva”) entered into a five-year Corporate Integrity Agreement with the United States Department of Health and Human Services Office of Inspector General (the “OIG”) (the “Gentiva CIA”), which became effective on February 15, 2012. The Gentiva CIA imposes monitoring, reporting, certification, oversight and training obligations which the Company, as a result of the Gentiva Merger (as defined in Note 2), must comply. In the event of a breach of the Gentiva CIA, the Company could become liable for payment of certain stipulated penalties, or its Gentiva subsidiaries could be excluded from participation in federal healthcare programs. During 2016, the Company paid stipulated penalties of $3.1 million for the failure to fully and adequately adhere to the requirements to implement the corrective actions called for in the Gentiva CIA. As of December 31, 2016 and December 31, 2015, the accrual related to the Gentiva CIA totaled $2.4 million and $7.8 million, respectively.

The Company entered into a five-year corporate integrity agreement with the OIG on January 11, 2016 (the “RehabCare CIA”). The RehabCare CIA imposes monitoring, auditing (including by an independent review organization), reporting, certification, oversight, screening, and training obligations with which the Company must comply. These obligations include retention of an independent review organization to perform duties under the RehabCare CIA, which include reviewing compliance by RehabCare Group, Inc. and its subsidiaries (“RehabCare”), a therapy services company acquired by the Company on June 1, 2011, with federal program requirements and accepted medical practices, and annual reporting obligations to the OIG regarding RehabCare’s compliance with the RehabCare CIA (including corresponding certification by senior management and the Board of Directors or a committee thereof). In the event of a breach of the RehabCare CIA, the Company could become liable for payment of certain stipulated penalties, or RehabCare’s subsidiaries could be excluded from participation in federal healthcare programs. The costs associated with compliance with the RehabCare CIA could be substantial and may be greater than the Company currently anticipates.

Any breach or failure to comply with the Gentiva CIA or the RehabCare CIA, the imposition of substantial monetary penalties, or any suspension or exclusion from participation in federal healthcare programs, could have a material adverse effect on the Company’s business, financial position, results of operations, and liquidity.

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

Property and equipment is carried at cost less accumulated depreciation. Depreciation expense, computed by the straight-line method, was $135.7 million for 2016, $127.4 million for 2015 and $133.9 million for 2014. These amounts include amortization of assets recorded under capital leases. Depreciation rates for buildings range generally from 20 to 45 years. Leasehold improvements are depreciated over their estimated useful lives or the remaining lease term, whichever is shorter. Estimated useful lives of equipment vary from five to 15 years. Depreciation expense is not recorded for property and equipment classified as held for sale. Repairs and maintenance are expensed as incurred.

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

In assessing the carrying values of long-lived assets, the Company estimates future cash flows at the lowest level for which there are independent, identifiable cash flows. For this purpose, these cash flows are aggregated based upon the contractual agreements underlying the operation of the facility or group of facilities. Generally, an individual facility for hospitals, IRFs, or nursing centers, skilled nursing rehabilitation services reporting unit, hospital rehabilitation services reporting unit or sites of service within the Kindred at Home division are considered the lowest level for which there are independent, identifiable cash flows. However, to the extent that groups of facilities are leased under a master lease agreement in which the operations of a facility and compliance with the lease terms are interdependent upon other facilities in the agreement (including the Company’s ability to renew the lease or divest a particular property), the Company defines the group of facilities under a master lease agreement, or a renewal bundle in a master lease, as the lowest level for which there are independent, identifiable cash flows. Accordingly, the estimated cash flows of all facilities within a master lease agreement, or within a renewal bundle in a master lease, are aggregated for purposes of evaluating the carrying values of long-lived assets.

Impairment charges recorded for the three years ended December 31, 2016 associated with long-lived assets are discussed in Note 4. Losses associated with the disposition or planned disposition of long-lived assets for the three years ended December 31, 2016 are discussed in Note 5.

Goodwill and intangible assets

Goodwill and indefinite-lived intangible assets primarily originated from business combinations accounted for as purchase transactions. Indefinite-lived intangible assets consist of trade names, Medicare certifications and certificates of need.

A summary of goodwill by reporting unit follows (in thousands):

	Home health	Hospice	Community care	Hospitals	Hospital rehabilitation services	IRFs	RehabCare	Nursing centers	Total
Balances, December 31, 2014	$117,589	$26,910	$-	$679,480	$173,618	$-	$-	$-	$997,597
Acquisitions	623,441	613,295	166,312	-	-	271,717	-	-	1,674,765
Dispositions	(1,353)	(1,199)	-	-	-	-	-	-	(2,552)
Reclassification	-	-	-	(50,961)	-	50,961	-	-	-
Balances, December 31, 2015	739,677	639,006	166,312	628,519	173,618	322,678	-	-	2,669,810
Acquisitions	6,989	6,627	7,365	23,751	-	2,800	-	-	47,532
Dispositions				(29,831)	-	-	-	-	(29,831)
Impairment charges	-	-	-	(261,129)	-	-	-	-	(261,129)
Other (1)	(647)	696	(214)	-	-	857	-	-	692
Balances, December 31, 2016	$746,019	$646,329	$173,463	$361,310	$173,618	$326,335	$-	$-	$2,427,074
Accumulated impairment charges:
December 31, 2015	$(76,082)	$-	$-	$-	$-	$-	$(153,898)	$(6,080)	$(236,060)
December 31, 2016	$(76,082)	$-	$-	$(261,129)	$-	$-	$(153,898)	$(6,080)	$(497,189)
(1)	Other consists primarily of non-cash adjustments related to acquisitions within the measurement period.

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

A reporting unit is either an operating segment or one level below the operating segment, referred to as a component. When the components within the Company’s operating segments have similar economic characteristics, the Company aggregates the components of its operating segments into one reporting unit. Accordingly, the Company has determined that its reporting units are home health, hospice, community care, hospitals, hospital rehabilitation services, IRFs, RehabCare and nursing centers. The community care reporting unit is included in the home health operating segment of the Kindred at Home division. The hospital rehabilitation services and IRFs reporting units are both included in the Kindred Hospital Rehabilitation Services operating segment of the Kindred Rehabilitation Services division.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 – BASIS OF PRESENTATION (Continued)

Goodwill and intangible assets (Continued)

The goodwill impairment test involves a two-step process. The first step is a comparison of each reporting unit’s fair value to its carrying value. If the carrying value of the reporting unit is greater than its fair value, there is an indication that impairment may exist and the second step must be performed to measure the amount of impairment loss, if any. Based upon the results of the step one annual impairment test for goodwill for each of the Company’s reporting units at October 1, 2016 and October 1, 2015, no impairment charges were recorded in connection with the Company’s annual impairment test. See Note 4 for a discussion of other goodwill impairment charges and triggering events.

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

Adverse changes in the operating environment and related key assumptions used to determine the fair value of the Company’s reporting units and indefinite-lived intangible assets or declines in the value of the Company’s Common Stock (as defined below) may result in future impairment charges for a portion or all of these assets. Specifically, if the rate of growth of government and commercial revenues earned by the Company’s reporting units were to be less than projected, if healthcare reforms were to negatively impact the Company’s business, or if recent increases in labor costs materially exceed the Company’s projections in its reporting units or business segments, an impairment charge of a portion or all of these assets may be required. An impairment charge could have a material adverse effect on the Company’s business, financial position and results of operations, but would not be expected to have an impact on the Company’s cash flows or liquidity.

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

The Company performs its annual indefinite-lived intangible asset impairment tests on May 1 and October 1 each fiscal year depending on the indefinite-lived intangible asset. See Note 4 for a discussion of indefinite-lived intangible asset impairment charges recorded during the year ended December 31, 2016 as a result of these impairment tests and other triggering events. Based upon the results of the annual impairment test for indefinite-lived intangible assets discussed above for the years ended December 31, 2015, and 2014, no impairment charges were recorded.

Losses associated with the disposition or planned disposition of indefinite-lived intangible assets for the years ended December 31, 2016, December 31, 2015 and December 31, 2014 are discussed in Note 5.

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

Amortization expense computed by the straight-line method totaled $23.7 million for 2016, $29.9 million for 2015 and $21.7 million for 2014.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 – BASIS OF PRESENTATION (Continued)

Goodwill and intangible assets (Continued)

The estimated annual amortization expense for the next five years for intangible assets at December 31, 2016 follows (in thousands):

2017	$17,391
2018	$14,870
2019	$14,355
2020	$14,205
2021	$14,088

A summary of intangible assets at December 31 follows (in thousands):

	2016				2015
	Cost	Accumulated amortization	Carrying value	Weighted average life	Cost	Accumulated amortization	Carrying value	Weighted average life
Non-current:
Certificates of need (indefinite life)	$331,058	$-	$331,058		$289,421	$-	$289,421
Medicare certifications (indefinite life)	202,749	-	202,749		189,425	-	189,425
Trade names (indefinite life)	118,569	-	118,569		119,569	-	119,569
Non-compete agreements	2,335	(2,130)	205	2 years	4,466	(3,002)	1,464	3 years
Leasehold interests	16,015	(3,341)	12,674	8 years	10,520	(1,491)	9,029	9 years
Trade names	21,100	(16,163)	4,937	6 years	33,184	(21,435)	11,749	5 years
Customer relationship assets	200,989	(80,946)	120,043	14 years	203,291	(68,293)	134,998	14 years
	$892,815	$(102,580)	$790,235		$849,876	$(94,221)	$755,655

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 – BASIS OF PRESENTATION (Continued)

Insurance risks

Provisions for loss for professional liability risks and workers compensation risks are based upon management’s best available information including actuarially determined estimates. The provisions for loss related to professional liability risks retained by the Company’s wholly owned limited purpose insurance subsidiary are discounted based upon actuarial estimates of claim payment patterns and the risk-free interest rate for the respective policy year. Provisions for loss related to workers compensation risks retained by the Company’s limited purpose insurance subsidiary are not discounted. To the extent that expected ultimate claims costs vary from historical provisions for loss, future earnings will be charged or credited. See Notes 6 and 11.

Earnings per common share

Earnings per common share are based upon the weighted average number of common shares outstanding during the respective periods. The diluted calculation of earnings per common share includes the dilutive effect of stock options, performance-based restricted shares and tangible equity units. The Company follows the provisions of the authoritative guidance for determining whether instruments granted in share-based payment transactions are participating securities for purposes of calculating earnings per common share. See Note 8.

Derivative financial instruments

The Company accounts for derivative financial instruments in accordance with the authoritative guidance for derivatives and hedging. These derivative financial instruments are recognized as liabilities in the accompanying consolidated balance sheet and are measured at fair value. The Company’s derivatives are designated as cash flow hedges. The Company entered into interest rate swap agreements in January 2016 and March 2014 to hedge its floating interest rate risk.

The interest rate swaps were assessed for hedge effectiveness for accounting purposes and the Company determined the interest rate swaps qualify for cash flow hedge accounting at December 31, 2016. The Company records the effective portion of the gain or loss on the derivative financial instrument in accumulated other comprehensive income (loss) as a component of stockholders’ equity and records the ineffective portion of the gain or loss on the derivative financial instrument as interest expense. See Note 14.

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

Of the Company’s 19 operating IRFs, 17 are partnerships subject to an operating and management services agreement. Under GAAP, the Company determined that 14 of these 17 partnerships qualify as VIEs and concluded that the Company is the primary beneficiary in all but one partnership. The Company holds an ownership interest and acts as manager in each of the partnerships. Through the management services agreement, the Company is delegated necessary responsibilities to provide management services, administrative services and direction of the day-to-day operations. Based upon the Company’s assessment of the most significant activities of the IRFs, the manager has the ability to direct the majority of those activities in 13 of these partnerships.

The analysis upon which the consolidation determination rests can be complex, can involve uncertainties, and requires judgment on various matters, some of which could be subject to different interpretations.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 – BASIS OF PRESENTATION (Continued)

Variable interest entities (Continued)

The carrying amounts and classifications of the assets and liabilities of the consolidated VIEs are as follows (in thousands):

	December 31,	December 31,
	2016	2015
Assets:
Current assets:
Cash and cash equivalents	$41,681	$36,798
Accounts receivable, net	33,996	36,085
Inventories	1,641	1,576
Other	2,824	3,001
	80,142	77,460
Property and equipment, net	16,736	17,100
Goodwill	275,375	271,717
Intangible assets, net	21,839	22,675
Other	15	54
Total assets	$394,107	$389,006
Liabilities:
Current liabilities:
Accounts payable	$23,345	$26,291
Salaries, wages and other compensation	3,160	3,261
Other accrued liabilities	3,046	2,784
Long-term debt due within one year	1,571	1,106
	31,122	33,442
Long-term debt	455	1,274
Deferred credits and other liabilities	7,357	4,971
Total liabilities	$38,934	$39,687

Stock option accounting

The Company recognizes compensation expense in its consolidated financial statements using a Black-Scholes option valuation model for non-vested stock options. See Note 17.

Other information

The Company has performed an evaluation of subsequent events through the date on which the financial statements were issued.

NOTE 2 – GENTIVA MERGER

On October 9, 2014, the Company entered into an Agreement and Plan of Merger with Gentiva, providing for the Company’s acquisition of Gentiva. On February 2, 2015, the Company consummated the acquisition with one of its subsidiaries merging with and into Gentiva (the “Gentiva Merger”), with Gentiva continuing as the surviving company and the Company’s wholly owned subsidiary.

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

The Company used the net proceeds from the Gentiva Financing Transactions (as defined in Note 14), to fund the Cash Consideration for the Gentiva Merger, repay Gentiva’s existing debt and pay related transaction fees and expenses.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2 – GENTIVA MERGER (Continued)

Operating results for the year ended December 31, 2016 included transaction and integration costs totaling $5.6 million, retention and severance totaling $0.7 million, and a lease termination charge of $0.3 million related to the Gentiva Merger. Operating results for the year ended December 31, 2015 included transaction and integration costs totaling $37.9 million, retention and severance costs totaling $60.3 million, a lease termination charge of $0.8 million and financing costs totaling $23.4 million related to the Gentiva Merger. Operating results for the year ended December 31, 2014 included transaction costs totaling $10.8 million and financing costs totaling $17.0 million. Transaction, integration, retention and severance costs were recorded as general and administrative expenses, and the lease termination charge was recorded as rent expense for 2016. Transaction, integration, retention and severance costs were recorded as general and administrative expenses, the lease termination charge was recorded as rent expense and financing costs were recorded as general and administrative expenses ($6.0 million) and as interest expense ($17.4 million) for 2015. Transaction costs were recorded as general and administrative expenses and financing costs were recorded as interest expense for 2014.

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

The fair value allocation was measured primarily using a discounted cash flows methodology, which is considered a Level 3 input (as described in Note 20).

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

The unaudited pro forma financial data have been derived by combining the historical financial results of the Company and the operations acquired in the Gentiva Merger for the periods presented. The unaudited pro forma financial data excludes transaction, integration, retention and severance costs, a lease termination charge, and financing costs totaling $139.4 million incurred by both the Company and Gentiva in connection with the Gentiva Merger. These costs have been eliminated from the results of operations for 2015 and have been reflected as expenses incurred as of January 1, 2014 for purposes of the pro forma financial presentation. Revenues and earnings before interest, income taxes, transaction, integration, retention, and severance costs associated with Gentiva aggregated $2.2 billion and $309.6 million, respectively, for the year ended December 31, 2016 and $1.9 billion and $235.7 million, respectively, for 2015 since the date of the Gentiva Merger.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3 – OTHER ACQUISITIONS

The following is a summary of the Company’s other acquisition activities. The operating results of the acquired businesses have been included in the accompanying consolidated financial statements of the Company from the respective acquisition dates. The purchase price of acquired businesses and acquired leased facilities resulted from negotiations with each of the sellers that were based upon both the historical and expected future cash flows of the respective businesses and real estate values. The majority of these acquisitions were financed through operating cash flows and borrowings under the Company’s ABL Facility (as defined in Note 14). Unaudited pro forma financial data related to the acquired businesses have not been presented because the acquisitions are not material, either individually or in the aggregate, to the Company’s consolidated financial statements.

	Allocation of purchase price
Acquisitions	Accounts receivable	Property and equipment	Goodwill	Identifiable intangible assets	Other assets	Deferred income taxes and other liabilities	Total purchase price, net of cash received
Year ended December 31, 2016:
Home health and hospice acquisitions (a)	$989	$-	$19,557	$56,993	$-	$-	$77,539
Acquisition of LTAC hospitals from Select	-	10,191	23,751	17,731	749	5,850	46,572
Home-based primary care acquisition	-	-	1,424	376	-	-	1,800
IRF acquisitions	-	-	2,800	1,129	-	2,800	1,129
Other	(3,287)	-	692	-	21	(2,574)	-
	$(2,298)	$10,191	$48,224	$76,229	$770	$6,076	$127,040
Year ended December 31, 2015:
Acquisition of Centerre	$28,525	$15,122	$265,737	$23,512	$21,135	$174,766	$179,265
Home-based primary care acquisitions	1,410	47	9,991	2,112	-	1,408	12,152
Home health acquisition	-	-	155	1,845	-	-	2,000
Other	-	-	5,980	-	-	5,980	-
	$29,935	$15,169	$281,863	$27,469	$21,135	$182,154	$193,417
Year ended December 31, 2014:
Home health and hospice acquisitions	$-	$-	$983	$-	$-	$833	$150
Acquisition of previously leased real estate	-	22,871	-	2,590	(2,280)	(373)	23,554
Other	-	-	104	-	-	(328)	432
	$-	$22,871	$1,087	$2,590	$(2,280)	$132	$24,136

(a)	Outstanding accounts receivable owed to the Company totaling $9.0 million was used as consideration for acquiring a hospice business.

The fair value of each of the acquisitions noted above was measured primarily using discounted cash flow methodologies which are considered Level 3 inputs (as described in Note 20).

For the three years ended December 31, 2016, the Company incurred $8.7 million, $109.1 million and $18.0 million, respectively, in transaction costs. Transaction costs related to the Gentiva Merger incurred for the years ended December 31, 2016, 2015 and 2014 totaled $6.3 million, $104.2 million and $10.8 million, respectively. These costs were charged to general and administrative expenses for the periods incurred.

In 2016, the Company acquired five long-term acute care (“LTAC”) hospitals (233 licensed beds) operated by Select Medical Holdings Corporation (“Select”) and sold three of its LTAC hospitals (255 licensed beds) to Select. The Company paid Select $7.4 million, of which $6.0 million was in lieu of selling another LTAC hospital to Select. See Note 5.

On January 1, 2015, the Company completed the acquisition of Centerre Healthcare Corporation (“Centerre”) for a purchase price of approximately $195 million in cash. The Company paid approximately $4 million in cash for a working capital settlement. Centerre operated 11 IRFs with 614 beds through partnerships.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4 – IMPAIRMENT CHARGES

On October 1, 2016, the Company completed the sale of 12 LTAC hospitals (the “Hospitals”) to a group of entities operating under the name “Curahealth”, which are affiliates of a private investment fund sponsored by Nautic Partners, LLC (the “Curahealth Disposal”). In connection with (1) the Curahealth Disposal, (2) the closure of three LTAC hospitals in the third quarter of 2016, (3) a reduction in revenues associated with revenue rate reductions announced by the Center of Medicare and Medicaid Services (“CMS”) on August 2, 2016, (4) continued increases in labor costs during 2016, and (5) a refinement of the impact of LTAC patient criteria that became effective for the majority of the Company’s LTAC hospitals on September 1, 2016 (collectively, the “Hospital Division Triggering Event”), the Company was required to assess the recoverability of the hospital division reporting unit goodwill in the third quarter of 2016.

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

During the year ended December 31, 2016, the Hospitals met assets held for sale criteria as of September 30, 2016 and were subsequently sold to Curahealth on October 1, 2016. The Company recorded impairment charges in connection with the sale aggregating $33.0 million, of which $19.7 million was related to property and equipment, and $13.3 million was related to goodwill and other intangible assets. These charges reflect the amounts by which the carrying value of the assets exceeded their estimated fair value. The fair value of the assets was measured using a Level 3 input of the offer pending from Curahealth at September 30, 2016. In addition, in the first quarter of 2016, the Company also recorded a property and equipment impairment charge of $7.8 million under the held and used accounting model related to the planned Curahealth Disposal. The fair value of property and equipment in the first quarter of 2016 was measured using Level 3 inputs, primarily replacement costs.

During 2016, the nursing center division experienced a decline in financial performance as compared to projected results and in the third quarter of 2016, the Company determined it was more likely than not that it would dispose of its skilled nursing facility business. As a result, the Company tested the recoverability of its nursing center division intangible assets and property and equipment under the held and used accounting model. No goodwill exists on the nursing centers reporting unit’s balance sheet. The Company determined that a property and equipment impairment charge aggregating $22.5 million was necessary for the year ended December 31, 2016. The fair value of the assets was measured using Level 3 inputs, such as operating cash flows and replacement costs.

During the year ended December 31, 2016, the Company reviewed the long-lived assets related to the planned divestiture and pending offers for a nursing center held for sale and determined its property and equipment was impaired. As a result, the Company recorded an impairment charge of $5.3 million. The fair value of the assets was measured based upon pending offers, a Level 3 input.

During the year ended December 31, 2016, the Company recorded an asset impairment charge of $2.6 million related to the sale of a hospital division medical office building. This charge reflects the amount by which the carrying value of the property exceeded its estimated fair value. The fair value of the property was measured using a Level 3 input of the offer pending at June 30, 2016. The property was subsequently sold during the third quarter of 2016.

The Company determined that the sale of three LTAC hospitals to Select during the second quarter of 2016 was an impairment triggering event in the hospital reporting unit. The Company tested the recoverability of the hospital reporting unit goodwill and determined that goodwill was not impaired.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4 – IMPAIRMENT CHARGES (Continued)

The annual impairment tests for certain of the Company’s indefinite-lived intangible assets are performed as of May 1 and October 1. As part of the annual indefinite-lived impairment review at October 1, 2016, an impairment charge of $3.6 million was recorded related to previously acquired home health and hospice Medicare certifications, certificates of need and a trade name. These charges reflect the amount by which the carrying value exceeded its estimated fair value. The fair values of the assets were measured using Level 3 inputs, such as projected revenues and operating cash flows. As part of the impairment review at May 1, 2016, an impairment charge of $3.5 million was recorded related to certificates of need for two hospitals. This charge reflects the amount by which the carrying value of the certificates of need exceeded its estimated fair value. The fair value of the certificates of need was measured using Level 3 inputs, such as operating cash flows.

In connection with the preparation of the Company’s operating results for the third quarter of 2015, the Company determined that the impact of the regulatory changes announced on July 31, 2015 as part of the Pathway for SGR Reform Act of 2013 (the “SGR Reform Act”) related to the Company’s hospital reporting unit was an impairment triggering event. As part of the SGR Reform Act, Congress adopted various legislative changes impacting LTAC hospitals (the “LTAC Legislation”). The LTAC Legislation created new Medicare patient criteria and payment rules for LTAC hospitals. The Company tested the recoverability of its hospital reporting unit goodwill and determined that goodwill was not impaired.

During the fourth quarter of 2015, the Company recorded an asset impairment charge of $18.0 million related to the previously acquired RehabCare trade name due to the cancellation of contracts associated with one large customer in the fourth quarter of 2015 and a reduction in projected revenues in 2016. The fair value of the trade name was measured using Level 3 inputs such as projected revenues and the industry specific royalty rate.

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

All of the previously mentioned charges were recorded as impairment charges in the accompanying consolidated statement of operations for all periods. None of the impairment charges impacted the Company’s cash flows or liquidity.

NOTE 5 – DIVESTITURES

Continuing operations

During 2016, the Company closed three LTAC hospitals, one nursing center and seven home health and hospice locations and recorded write-offs of property and equipment of $8.5 million, indefinite-lived intangible assets of $8.7 million and leasehold liabilities of $5.2 million.

During 2015, the Company either sold or closed 22 home health and hospice locations and recorded write-offs of property and equipment of $1.4 million, indefinite-lived intangible assets of $8.9 million and goodwill of $2.6 million, which was based upon the relative fair value of the sold home health and hospice locations.

All of the previously mentioned charges were recorded as restructuring charges in the accompanying consolidated statement of operations for all periods.

During 2016, the Company also completed the Curahealth Disposal for $21.0 million in net cash proceeds, the facility swap with Select and sold a hospital division medical office building for $3.7 million. See Notes 3 and 4.

Discontinued operations

In accordance with the authoritative guidance for the impairment or disposal of long-lived assets, the divestitures or planned divestiture of unprofitable businesses discussed in Note 1 has been accounted for as discontinued operations. Accordingly, the results of operations of these businesses for all periods presented and the gains, losses or impairments associated with these transactions have been classified as discontinued operations, net of income taxes, in the accompanying consolidated statement of operations based upon the authoritative guidance which was in effect through December 31, 2014. Effective January 1, 2015, the authoritative guidance modified the requirements for reporting discontinued operations. A disposal is now required to be reported in discontinued operations only if the disposal represents a strategic shift that has (or will have) a major effect on the Company’s operations and financial results. At December 31, 2016, the Company has sold all facilities previously held for sale as discontinued operations.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5 – DIVESTITURES (Continued)

Discontinued operations (Continued)

On December 27, 2014, the Company entered into an agreement with Ventas, Inc. (“Ventas”) to transition the operations under the leases for nine non-strategic nursing centers (the “2014 Expiring Facilities”). Each lease terminated when the operation of such nursing center was transferred to a new operator. During 2015, the Company transferred the operations of seven of the 2014 Expiring Facilities and recorded a gain on divestiture of $2.0 million ($1.2 million net of income taxes). The two remaining facilities were transferred during 2016 and the Company recorded a gain on divestiture of $0.3 million ($0.3 million net of income taxes). The lease term for eight of these nursing centers was scheduled to expire on April 30, 2018. The lease term for the ninth of these nursing centers was scheduled to expire on April 30, 2020. For accounting purposes, the 2014 Expiring Facilities qualified as assets held for sale. Under the terms of the agreement to transition operations of the 2014 Expiring Facilities, the Company incurred a $40 million termination fee in exchange for the early termination of the leases, which was paid to Ventas in January 2015. The early termination fee was accrued as rent expense in discontinued operations in 2014.

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

The Company recorded a loss on divestiture of $10.0 million ($6.3 million net of income taxes) for the year ended December 31, 2014, related to the sale of 15 non-strategic hospitals and one nursing center to an affiliate of Vibra Healthcare, LLC. The loss on divestiture related to an allowance for the settlement of disposed working capital under the terms of the sale agreement.

The results of operations and the gains or losses on divestiture of operations, net of income taxes, for the above dispositions were reclassified to discontinued operations in the accompanying consolidated statement of operations for all historical periods.

NOTE 6 – DISCONTINUED OPERATIONS

In accordance with the authoritative guidance for the impairment or disposal of long-lived assets, the divestiture of certain unprofitable businesses discussed in Notes 1 and 5 have been accounted for as discontinued operations. Accordingly, the results of operations of these businesses for all periods presented and the gains, losses or impairments related to these divestitures have been classified as discontinued operations, net of income taxes, in the accompanying consolidated statement of operations. At December 31, 2016, the Company has sold all facilities previously held for sale.

Discontinued operations included favorable pretax adjustments of $4.0 million ($2.4 million net of income taxes) in 2016 and $4.9 million ($3.0 million net of income taxes) in 2015 and an unfavorable pretax adjustment of $2.5 million ($1.5 million net of income taxes) in 2014 resulting from changes in estimates for professional liability reserves related to prior years.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6 – DISCONTINUED OPERATIONS (Continued)

A summary of discontinued operations follows (in thousands):

	Year ended December 31,
	2016	2015	2014
Revenues	$7,235	$43,145	$297,099
Salaries, wages and benefits	1,813	20,821	126,370
Supplies	134	2,265	15,528
Rent	2,157	7,368	83,107
Other operating expenses	564	8,030	57,246
General and administrative expenses (income)	(4,300)	3,936	94,062
Impairment charges	-	-	673
Depreciation	237	1,123	5,380
Interest expense	17	4	18
Investment income	(3)	(14)	(478)
	619	43,533	381,906
Income (loss) from operations before income taxes	6,616	(388)	(84,807)
Income tax benefit	-	(153)	(31,177)
Income (loss) from operations	6,616	(235)	(53,630)
Gain (loss) on divestiture of operations	295	1,244	(12,698)
Income (loss) from discontinued operations	6,911	1,009	(66,328)
(Earnings) loss attributable to noncontrolling interests	(4)	34	467
Income (loss) attributable to Kindred	$6,907	$1,043	$(65,861)

The following table sets forth certain discontinued operations data by business segment (in thousands):

	Year ended December 31,
	2016	2015	2014
Revenues:
Hospital division	$2,704	$2,368	$26,571
Nursing center division	4,531	40,777	270,528
	$7,235	$43,145	$297,099
Segment EBITDAR:
Hospital division	$2,146	$920	$(3,798)
Nursing center division	6,878	7,173	7,018
	$9,024	$8,093	$3,220
Rent:
Hospital division	$1,863	$1,989	$4,174
Nursing center division	294	5,379	78,933
	$2,157	$7,368	$83,107
Depreciation:
Hospital division	$-	$-	$1,700
Nursing center division	237	1,123	3,680
	$237	$1,123	$5,380

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6 – DISCONTINUED OPERATIONS (Continued)

A summary of the net assets held for sale follows (in thousands):

	December 31,	December 31,
	2016	2015
Long-term assets:
Property and equipment, net	$-	$571
Other	-	42
	-	613
Current liabilities	-	-
	$-	$613

NOTE 7 – RESTRUCTURING CHARGES

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

The following table sets forth the restructuring charges incurred by business segment (in thousands):

	Year ended December 31,
	2016	2015	2014
Kindred at Home:
Home health	$4,947	$7,335	$-
Hospice	2,822	4,386	-
	7,769	11,721	-
Hospital division	81,779	897	-
Kindred Rehabilitation Services:
Kindred Hospital Rehabilitation Services	128	-	-
RehabCare	586	-	-
	714	-	-
Nursing center division	11,049	352	4,435
Support center	5,864	-	-
	$107,175	$12,970	$4,435

Restructuring Activities

Skilled Nursing Facility Business Exit

During the fourth quarter of 2016, the Company approved the strategic plan to exit the skilled nursing facility business as an owner and operator. As a result, the Company plans to optimize its overhead structure by eliminating divisional and corporate overhead above the facility level. The activities related to the skilled nursing facility business exit plan are expected to include retention, lease terminations costs, facility closure and other costs, and professional fees, which are expected to be substantially complete in 2018.

The composition of the restructuring charges that the Company has incurred for these activities is as follows (in thousands):

	Year ended December 31,
	2016	2015	2014
Retention	$4,042	$-	$-
Professional and other costs	2,997	-	-
	$7,039	$-	$-

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7 – RESTRUCTURING CHARGES (Continued)

Restructuring Activities (Continued)

Skilled Nursing Facility Business Exit (Continued)

The following table summarizes the Company’s skilled nursing facility business exit plan restructuring liability activity (included in current liabilities) (in thousands):

	Professional and other costs	Retention costs	Total
Liability balance at January 1, 2015	$-	$-	$-
Expense	-	-	-
Payments	-	-	-
Liability balance at December 31, 2015	-	-	-
Expense	2,997	4,042	7,039
Payments	(2,577)	(122)	(2,699)
Liability balance at December 31, 2016	$420	$3,920	$4,340

LTAC Portfolio Repositioning

During the first quarter of 2016, the Company approved an LTAC portfolio repositioning plan that incorporated the divestiture, swap or closure of certain LTAC hospitals as part of its mitigation strategies to prepare for new patient criteria for LTAC hospitals under the LTAC Legislation. The activities related to the LTAC portfolio repositioning plan were substantially completed during 2016.

During the year ended December 31, 2016, the Company completed the facility swap with Select and the Curahealth Disposal. See Notes 4 and 5. In addition, the Company closed three LTAC hospitals in the third quarter of 2016 and had similar hospital division realignment initiatives during 2015.

The composition of the restructuring charges that the Company has incurred for these activities is as follows (in thousands):

	Year ended December 31,
	2016	2015	2014
Lease termination costs	$57,833	$207	$-
Facility closure, loss on disposal and other costs	20,719	167	-
Severance	3,227	523	-
Transaction costs	2,414	-	-
	$84,193	$897	$-

The following table (in thousands) summarizes the Company’s LTAC portfolio repositioning liability activity (included in current liabilities and other long-term liabilities), which includes the Ventas lease termination fee discounted at the Company’s credit-adjusted risk-free rate. Non-cash charges of $15.4 million related to facility closure, lease termination, loss on disposal and other costs are excluded. See Note 13.

	Lease termination costs	Severance and transaction costs	Total
Liability balance at January 1, 2015	$-	$-	$-
Expense	207	523	730
Payments	(207)	(523)	(730)
Liability balance at December 31, 2015	-	-	-
Expense	63,154	5,641	68,795
Payments	(9,728)	(5,626)	(15,354)
Liability balance at December 31, 2016	$53,426	$15	$53,441

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7 – RESTRUCTURING CHARGES (Continued)

Restructuring Activities (Continued)

Kindred at Home Branch Consolidations

During the first quarter of 2015, the Company approved and initiated branch consolidations in specific markets to improve operations and cost efficiencies in the Kindred at Home division. The branch consolidations included branches that served both the home health and hospice business segment operations. Gentiva initiated similar branch consolidations prior to the Gentiva Merger and these activities and acquired liabilities are included herein. These activities were substantially completed during 2016.

The composition of the restructuring costs that the Company has incurred for these consolidations is as follows (in thousands):

	Year ended December 31,
	2016	2015	2014
Lease termination costs	$3,559	$2,161	$-
Branch closure and other costs	2,820	9,560	-
Severance	1,390	-	-
	$7,769	$11,721	$-

The following table summarizes the Company’s Kindred at Home branch consolidation restructuring liability activity (included in current liabilities) (in thousands):

Lease termination costs
Liability balance at January 1, 2015	$-
Liability acquired in Gentiva Merger	4,011
Expense	2,161
Payments	(3,805)
Other	(504)
Liability balance at December 31, 2015	1,863
Expense	3,559
Payments	(2,427)
Other	65
Liability balance at December 31, 2016	$3,060

2016 Division and Support Center Reorganizations

During the year ended December 31, 2016, the Company initiated a restructuring plan to improve operations and cost efficiencies in the nursing center division and the Kindred Rehabilitation Services division. In addition, during the fourth quarter of 2016, the Company initiated a similar restructuring plan to realign costs in its support center. Actions related to these plans were completed during 2016.

The composition of the restructuring costs that the Company has incurred for these division reorganizations is as follows (in thousands):

	Year ended December 31,
	2016	2015	2014
Severance	$5,734	$-	$-
Asset write-offs	2,440	-	-
Lease termination cost	-	352	-
	$8,174	$352	$-

2014 Nursing Center Division Reorganization

During the second quarter of 2014, the Company initiated a restructuring plan to streamline the nursing center division’s divisional and regional support structure following 2014 facility divestitures. As a result, the Company reorganized the division by eliminating the regional structure and creating ten districts throughout the country. The activities related to the 2014 nursing center division reorganization include severance, lease terminations costs and asset write-offs, which were completed as of December 31, 2014.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7 – RESTRUCTURING CHARGES (Continued)

Restructuring Activities (Continued)

2014 Nursing Center Division Reorganization (Continued)

The composition of the restructuring charges that the Company has incurred for these activities is as follows (in thousands):

	Year ended December 31,
	2016	2015	2014
Severance	$-	$-	$3,994
Lease termination costs	-	-	247
Asset write-offs	-	-	194
	$-	$-	$4,435

NOTE 8 – LOSS PER SHARE

Loss per common share is based upon the weighted average number of common shares outstanding during the respective periods. Because the Company is reporting a loss from continuing operations attributable to the Company for the three years ended December 31, 2016, the diluted calculation of earnings per common share excludes the dilutive impact of stock options, performance-based restricted shares and tangible equity units of 1.7 million, 2.6 million and 1.3 million for the years 2016, 2015 and 2014, respectively. The Company follows the provisions of the authoritative guidance for determining whether instruments granted in share-based payment transactions are participating securities, which requires that unvested restricted stock that entitles the holder to receive nonforfeitable dividends before vesting be included as a participating security in the basic and diluted earnings per common share calculation pursuant to the two-class method. However, because the Company reported a loss from continuing operations attributable to the Company, there was no allocation to participating unvested restricted stockholders for all periods presented.

NOTE 9 – BUSINESS SEGMENT DATA

The Company was organized into four operating divisions: the Kindred at Home division, the hospital division, the Kindred Rehabilitation Services division, and the nursing center division. Based upon the authoritative guidance for business segments, the operating divisions represent six reportable operating segments, including (1) home health services, (2) hospice services, (3) hospitals, (4) Kindred Hospital Rehabilitation Services, (5) RehabCare, and (6) nursing centers. These reportable operating segments are consistent with information used by the Company’s President and Chief Executive Officer and its Chief Operating Officer to assess performance and allocate resources. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies.

For segment purposes, the Company defines segment EBITDAR as earnings before interest, income taxes, depreciation, amortization, and rent. Segment EBITDAR reported for each of the Company’s operating segments excludes litigation contingency expense, impairment charges, restructuring charges, transaction costs, and the allocation of support center overhead.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9 – BUSINESS SEGMENT DATA (Continued)

The following table sets forth certain data by business segment (in thousands):

	Year ended December 31,
	2016	2015	2014
Revenues:
Kindred at Home:
Home health	$1,762,622	$1,578,500	$298,907
Hospice	736,803	656,527	50,095
	2,499,425	2,235,027	349,002
Hospital division	2,383,063	2,440,779	2,450,068
Kindred Rehabilitation Services:
Kindred Hospital Rehabilitation Services	674,648	609,122	374,201
RehabCare	784,292	915,486	1,007,036
	1,458,940	1,524,608	1,381,237
Nursing center division	1,087,936	1,092,075	1,062,549
	7,429,364	7,292,489	5,242,856
Eliminations:
Kindred Hospital Rehabilitation Services	(89,724)	(91,301)	(91,232)
RehabCare	(113,135)	(140,540)	(120,808)
Nursing centers	(6,986)	(5,741)	(3,217)
	(209,845)	(237,582)	(215,257)
	$7,219,519	$7,054,907	$5,027,599

Income (loss) from continuing operations:
Segment EBITDAR:
Kindred at Home:
Home health	$279,531	$256,173	$20,149
Hospice	116,326	109,120	5,390
	395,857	365,293	25,539
Hospital division	436,071	478,205	522,955
Kindred Rehabilitation Services:
Kindred Hospital Rehabilitation Services	197,123	176,127	98,196
RehabCare	40,082	43,815	70,974
	237,205	219,942	169,170
Nursing center division	127,342	149,364	150,916
Support center	(257,006)	(255,229)	(203,075)
Litigation contingency expense	(2,840)	(138,648)	(4,600)
Impairment charges	(342,559)	(24,757)	-
Restructuring charges	(45,783)	(10,250)	(4,188)
Transaction costs	(8,679)	(109,131)	(17,983)
EBITDAR	539,608	674,789	638,734
Rent	(390,534)	(379,889)	(312,792)
Restructuring charges - rent	(61,392)	(2,720)	(247)
Depreciation and amortization	(159,402)	(157,251)	(155,570)
Interest, net	(231,485)	(229,589)	(164,767)
Income (loss) from continuing operations before income taxes	(303,205)	(94,660)	5,358
Provision (benefit) for income taxes	314,330	(42,797)	462
	$(617,535)	$(51,863)	$4,896

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9 – BUSINESS SEGMENT DATA (Continued)

	Year ended December 31,
	2016	2015	2014
Rent:
Kindred at Home:
Home health	$34,328	$32,922	$7,832
Hospice	17,439	16,639	950
	51,767	49,561	8,782
Hospital division	207,063	206,485	205,163
Kindred Rehabilitation Services:
Kindred Hospital Rehabilitation Services	35,277	30,780	7,041
RehabCare	3,637	3,825	4,199
	38,914	34,605	11,240
Nursing center division	90,856	85,885	85,322
Support center	1,934	3,353	2,285
	$390,534	$379,889	$312,792
Depreciation and amortization:
Kindred at Home:
Home health	$15,721	$17,279	$7,622
Hospice	6,364	6,581	645
	22,085	23,860	8,267
Hospital division	50,014	53,975	65,681
Kindred Rehabilitation Services:
Kindred Hospital Rehabilitation Services	14,527	13,511	11,827
RehabCare	7,961	7,780	11,129
	22,488	21,291	22,956
Nursing center division	28,198	28,091	30,103
Support center	36,617	30,034	28,563
	$159,402	$157,251	$155,570

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9 – BUSINESS SEGMENT DATA (Continued)

	Year ended December 31,
	2016	2015	2014
Capital expenditures, excluding acquisitions (including discontinued operations):
Kindred at Home:
Home health:
Routine	$6,401	$4,201	$783
Development	-	-	-
	6,401	4,201	783
Hospice:
Routine	2,342	1,215	64
Development	-	-	-
	2,342	1,215	64
Hospital division:
Routine	23,858	28,935	29,881
Development	-	-	2,087
	23,858	28,935	31,968
Kindred Rehabilitation Services:
Kindred Hospital Rehabilitation Services:
Routine	1,389	948	194
Development	20,773	4,701	-
	22,162	5,649	194
RehabCare:
Routine	1,867	1,449	2,247
Development	-	-	-
	1,867	1,449	2,247
Nursing center division:
Routine	17,377	18,781	20,976
Development	5,935	11,746	3,170
	23,312	30,527	24,146
Support center:
Routine:
Information systems	38,123	64,813	35,896
Other	4,695	1,589	1,040
Development	8,117	3,484	-
	50,935	69,886	36,936
Totals:
Routine	96,052	121,931	91,081
Development	34,825	19,931	5,257
	$130,877	$141,862	$96,338

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9 – BUSINESS SEGMENT DATA (Continued)

	December 31,	December 31,
	2016	2015
Assets at end of period:
Kindred at Home:
Home health	$1,540,370	$1,435,176
Hospice	929,774	922,710
	2,470,144	2,357,886
Hospital division	1,211,305	1,633,801
Kindred Rehabilitation Services:
Kindred Hospital Rehabilitation Services	814,838	802,686
RehabCare	329,516	347,738
	1,144,354	1,150,424
Nursing center division	491,506	494,066
Support center	795,415	832,082
	$6,112,724	$6,468,259
Goodwill:
Kindred at Home:
Home health	$919,482	$905,989
Hospice	646,329	639,006
	1,565,811	1,544,995
Hospital division	361,310	628,519
Kindred Rehabilitation Services:
Kindred Hospital Rehabilitation Services	499,953	496,296
RehabCare	-	-
	499,953	496,296
	$2,427,074	$2,669,810

NOTE 10 – INCOME TAXES

At each balance sheet date, management assesses all available positive and negative evidence to determine whether a valuation allowance is needed against its deferred tax assets. The authoritative guidance requires evidence related to events that have actually happened to be weighted more significantly than evidence that is projected or expected to happen. A significant piece of negative evidence according to this weighting standard is if there are cumulative losses in the two most recent years and the current year, which was the case for the Company at December 31, 2016. The Company’s outlook of taxable income for 2016 changed after the Company recorded $286.8 million of goodwill and property and equipment impairment charges associated with (1) the Hospital Division Triggering Event and (2) the decline in nursing center division financial performance in 2016 combined with the planned disposal of the Company’s skilled nursing facility business. In addition, the divestiture of the skilled nursing facility business may generate additional taxable losses in the future related to the transaction.

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

On the basis of this evaluation, as of December 31, 2016, the Company recorded a valuation allowance of $385.8 million (including discontinued operations) against the Company’s deferred tax assets. As of December 31, 2016, the Company has a net deferred tax liability of $201.8 million representing indefinite lived intangible assets. The amount of deferred tax asset considered realizable, however, could be adjusted if the weighting of the positive and negative evidence changes.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10 – INCOME TAXES (Continued)

Provision (benefit) for income taxes consists of the following (in thousands):

	Year ended December 31,
	2016	2015	2014
Current:
Federal	$-	$-	$-
State	3,992	3,683	4,901
	3,992	3,683	4,901
Deferred	310,338	(46,480)	(4,439)
	$314,330	$(42,797)	$462

Reconciliation of federal statutory tax expense (income) to the provision (benefit) for income taxes follows (in thousands):

	Year ended December 31,
	2016	2015	2014
Income tax expense (income) at federal rate	$(106,122)	$(33,131)	$1,875
State income tax expense (income), net of federal income tax expense (income)	(13,077)	(2,726)	1,581
Transaction costs	-	4,832	3,163
Impairment charges	66,357	890	-
Valuation allowance	388,472	-	-
Prior year contingencies	(207)	426	(230)
Noncontrolling interests	(21,403)	(16,926)	(7,348)
Compensation related charges	1,204	3,055	1,992
Federal and state tax credits	(1,698)	(3,033)	(1,820)
Other items, net	804	3,816	1,249
	$314,330	$(42,797)	$462

Other items consist of meals, entertainment, lobbying, and other permanent differences, which individually are deemed immaterial.

A summary of net deferred income tax assets (liabilities) by source included in the accompanying consolidated balance sheet at December 31 follows (in thousands):

	2016		2015
	Assets	Liabilities	Assets	Liabilities
Property and equipment	$-	$18,457	$-	$24,968
Insurance	50,901	-	48,430	-
Account receivable allowances	39,739	-	34,029	-
Compensation	56,746	-	75,277	-
Net operating losses	222,828	-	179,074	-
Assets held for sale	-	-	-	189
Litigation	-	-	47,078	-
Goodwill and intangibles	-	226,490	-	265,608
Lease amendments	17,426	-	-	-
Jobs tax and other credits	28,310	-	23,415	-
Other	50,343	-	34,268	-
	466,293	$244,947	441,571	$290,765
Reclassification of deferred tax liabilities	(244,947)		(290,765)
Net deferred tax assets	221,346		150,806
Valuation allowance	(423,154)		(46,676)
	$(201,808)		$104,130

Net deferred income taxes totaling $201.8 million and $104.1 million at December 31, 2016 and 2015, respectively, were classified as noncurrent liabilities and noncurrent assets, respectively.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10 – INCOME TAXES (Continued)

The Company identified deferred tax assets for federal income tax net operating losses (“NOLs”) of $162.4 million with a corresponding deferred income tax valuation allowance of $162.4 million at December 31, 2016. The Company had deferred income tax assets for federal income tax NOLs of $119.1 million at December 31, 2015 with no corresponding deferred income tax valuation allowance. The federal income tax NOLs expire in various amounts through 2036. The Company had deferred income tax assets for state income tax NOLs of $60.4 million and $60.0 million at December 31, 2016 and December 31, 2015, respectively, and a corresponding deferred income tax valuation allowance of $60.0 million and $46.7 million at December 31, 2016 and December 31, 2015, respectively, for that portion of the net deferred income tax assets that the Company will likely not realize in the future.

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

A reconciliation of unrecognized tax benefits follows (in thousands):

Balance, December 31, 2013	$298
Reductions due to lapses of applicable statute of limitations and the conclusion of income tax examinations	(298)
Balance, December 31, 2014	-
Acquisition	6,814
Balance, December 31, 2015	6,814
Reductions due to the conclusion of income tax examinations	(1,001)
Balance, December 31, 2016	$5,813

The Company records accrued interest and penalties associated with uncertain tax positions as income tax expense in the consolidated statement of operations. Accrued interest related to uncertain tax provisions totaled $3.3 million as of December 31, 2016 and $2.7 million as of December 31, 2015.

The federal statute of limitations remains open for tax years 2013 through 2015. During 2016, the Company resolved federal income tax audits for the 2014 tax year. During 2015, Gentiva and its subsidiaries also resolved federal tax audits for the 2014 tax year under the Internal Revenue Service (the “IRS”) Compliance Assurance Process (“CAP”) program. The Company is currently under examination by the IRS for the 2015 and 2016 tax years. The Company has been accepted into the CAP program for the 2015 through 2017 tax years. The CAP program is an enhanced, real-time review of a company’s tax positions and compliance. The Company expects participation in the CAP program will improve the timeliness of its federal tax examinations.

State jurisdictions generally have statutes of limitations for tax returns ranging from three to five years. The state impact of federal income tax changes remains subject to examination by various states for a period of up to one year after formal notification to the states. Currently, the Company has various state income tax returns under examination.

NOTE 11 – INSURANCE RISKS

The Company insures a substantial portion of its professional liability risks and workers compensation risks through its limited purpose insurance subsidiary. Provisions for loss for these risks are based upon management’s best available information including actuarially determined estimates. Effective with the Gentiva Merger, the Company cancelled all policies issued by the Gentiva wholly owned limited purpose insurance subsidiary and insures all post-merger risks through the Company’s insurance subsidiary.

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

NOTE 11 – INSURANCE RISKS (Continued)

The provision for loss for insurance risks, including the cost of coverage maintained with unaffiliated commercial reinsurance and insurance carriers, follows (in thousands):

	Year ended December 31,
	2016	2015	2014
Professional liability:
Continuing operations	$81,057	$70,695	$59,190
Discontinued operations	(3,703)	(4,053)	8,073
Workers compensation:
Continuing operations	$55,686	$51,191	$36,152
Discontinued operations	(1,868)	(3,695)	2,110

Changes in the allowance for professional liability risks and workers compensation risks for the years ended December 31 follow (including discontinued operations) (in thousands):

	2016			2015
	Professional liability	Workers compensation	Total	Professional liability	Workers compensation	Total
Allowance for insurance risks at beginning of year	$327,372	$254,849	$582,221	$307,751	$189,259	$497,010
Provision for loss for retained insurance risks:
Current year	66,750	52,754	119,504	55,498	55,172	110,670
Prior years	(2,310)	(14,018)	(16,328)	(1,173)	(18,151)	(19,324)
	64,440	38,736	103,176	54,325	37,021	91,346
Provision for reinsurance and insurance, administrative and overhead costs	12,914	15,082	27,996	12,317	10,475	22,792
Discount accretion	953	-	953	1,190	-	1,190
Contributions from managed facilities	273	496	769	220	344	564
Acquisitions	-	-	-	13,948	64,223	78,171
Payments for insurance risks:
Current year	(3,884)	(12,026)	(15,910)	(6,158)	(11,483)	(17,641)
Prior years	(66,639)	(32,606)	(99,245)	(68,611)	(36,842)	(105,453)
	(70,523)	(44,632)	(115,155)	(74,769)	(48,325)	(123,094)
Payments for reinsurance and insurance, administrative and overhead costs	(12,914)	(15,082)	(27,996)	(12,317)	(10,475)	(22,792)
Change in reinsurance and other recoverables	38,080	15,759	53,839	24,707	12,327	37,034
Allowance for insurance risks at end of year	$360,595	$265,208	$625,803	$327,372	$254,849	$582,221

	2014
	Professional liability	Workers compensation	Total
Allowance for insurance risks at beginning of year	$307,223	$187,637	$494,860
Provision for loss for retained insurance risks:
Current year	55,419	42,724	98,143
Prior years	291	(12,438)	(12,147)
	55,710	30,286	85,996
Provision for reinsurance and insurance, administrative and overhead costs	11,553	7,976	19,529
Discount accretion	1,409	-	1,409
Contributions from managed facilities	300	254	554
Acquisitions	-	-	-
Payments for insurance risks:
Current year	(7,539)	(9,412)	(16,951)
Prior years	(70,526)	(24,594)	(95,120)
	(78,065)	(34,006)	(112,071)
Payments for reinsurance and insurance, administrative and overhead costs	(11,553)	(7,976)	(19,529)
Change in reinsurance and other recoverables	21,174	5,088	26,262
Allowance for insurance risks at end of year	$307,751	$189,259	$497,010

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11 – INSURANCE RISKS (Continued)

A summary of the assets and liabilities related to insurance risks included in the accompanying consolidated balance sheet at December 31 follows (in thousands):

	2016			2015
	Professional liability	Workers compensation	Total	Professional liability	Workers compensation	Total
Assets:
Current:
Insurance subsidiary investments	$64,622	$44,344	$108,966	$61,889	$44,749	$106,638
Reinsurance and other recoverables	7,912	1,488	9,400	9,282	1,020	10,302
Other	-	50	50	-	100	100
	72,534	45,882	118,416	71,171	45,869	117,040
Non-current:
Insurance subsidiary investments	97,223	107,706	204,929	82,207	122,291	204,498
Reinsurance and other recoverables	111,596	101,984	213,580	90,387	86,943	177,330
Deposits	4,202	22,979	27,181	3,980	4,337	8,317
Other	-	-	-	-	38	38
	213,021	232,669	445,690	176,574	213,609	390,183
	$285,555	$278,551	$564,106	$247,745	$259,478	$507,223
Liabilities:
Allowance for insurance risks:
Current	$65,284	$48,237	$113,521	$64,099	$48,770	$112,869
Non-current	295,311	216,971	512,282	263,273	206,079	469,352
	$360,595	$265,208	$625,803	$327,372	$254,849	$582,221

Provisions for loss for professional liability risks retained by the Company’s limited purpose insurance subsidiary have been discounted based upon actuarial estimates of claim payment patterns using a discount rate of 1%. The discount rate is based upon the risk-free interest rate for the respective year. Amounts equal to the discounted loss provision are funded annually. The Company does not fund the portion of professional liability risks related to estimated claims that have been incurred but not reported. Accordingly, these liabilities are not discounted. If the Company did not discount any of the allowances for professional liability risks, these balances would have approximated $363.2 million at December 31, 2016 and $329.9 million at December 31, 2015.

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

NOTE 12 – INSURANCE SUBSIDIARY INVESTMENTS (Continued)

The cost for equities, amortized cost for debt securities and estimated fair value of the Company’s insurance subsidiary investments at December 31 follows (in thousands):

	2016				2015
	Cost	Unrealized gains	Unrealized losses	Fair value	Cost	Unrealized gains	Unrealized losses	Fair value
Cash and cash equivalents (a)	$185,152	$-	$-	$185,152	$186,029	$-	$-	$186,029
Debt securities:
Corporate bonds	55,239	37	(100)	55,176	46,940	5	(122)	46,823
U.S. Treasury notes	24,763	6	(42)	24,727	33,386	-	(55)	33,331
Debt securities issued by U.S. government agencies	18,344	7	(63)	18,288	22,497	-	(43)	22,454
	98,346	50	(205)	98,191	102,823	5	(220)	102,608
Equities by industry:
Consumer	2,596	66	(150)	2,512	2,271	182	(36)	2,417
Technology	2,105	120	(23)	2,202	1,533	66	(98)	1,501
Financial services	1,641	213	(24)	1,830	1,854	55	(81)	1,828
Industrials	1,291	57	(19)	1,329	1,994	86	(157)	1,923
Healthcare	1,332	-	(86)	1,246	1,896	116	(37)	1,975
Energy	-	-	-	-	1,015	-	(15)	1,000
Other	6,530	109	(70)	6,569	3,849	26	(268)	3,607
	15,495	565	(372)	15,688	14,412	531	(692)	14,251
Certificates of deposit	14,850	14	-	14,864	8,250	-	(2)	8,248
	$313,843	$629	$(577)	$313,895	$311,514	$536	$(914)	$311,136

(a)	Includes $14.8 million and $29.6 million of money market funds at December 31, 2016 and 2015, respectively.

The fair value by maturity periods at December 31, 2016 of available-for-sale investments of the Company’s insurance subsidiary follows. Equities generally do not have maturity dates.

(In thousands)	Contractual maturities
Within one year	$249,736
One year to five years	48,471
After five years	-
Equities	15,688
$313,895

Since the Company’s insurance subsidiary investments are restricted for a limited purpose, they are classified in the accompanying consolidated balance sheet based upon the expected current and long-term cash requirements of the limited purpose insurance subsidiary.

Net investment income earned by the Company’s insurance subsidiary investments follows (in thousands):

	Year ended December 31,
	2016	2015	2014
Interest income	$1,850	$1,461	$1,013
Net amortization of premium and accretion of discount	(252)	(348)	(325)
Gains on sale of investments	1,539	646	2,895
Losses on sale of investments	(173)	(33)	(92)
Other-than-temporary impairments	(160)	(440)	-
Investment expenses	(221)	(215)	(145)
	$2,583	$1,071	$3,346

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12 – INSURANCE SUBSIDIARY INVESTMENTS (Continued)

The available-for-sale investments of the Company’s insurance subsidiary which have unrealized losses at December 31, 2016, and 2015 are shown below. The investments are categorized by the length of time that individual securities have been in a continuous unrealized loss position at December 31, 2016 and 2015.

December 31, 2016	Less than one year		One year or greater		Total
(In thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Debt securities:
Corporate bonds	$27,406	$100	$-	$-	$27,406	$100
U.S. Treasury notes	11,120	42	-	-	11,120	42
Debt securities issued by U.S. government agencies	10,712	63	-	-	10,712	63
	49,238	205	-	-	49,238	205
Equities by industry:
Consumer	1,294	150	-	-	1,294	150
Technology	459	23	-	-	459	23
Financial services	-	-	152	24	152	24
Industrials	-	-	422	19	422	19
Healthcare	1,246	86	-	-	1,246	86
Energy	-	-	-	-	-	-
Other	2,267	70	-	-	2,267	70
	5,266	329	574	43	5,840	372
Certificates of deposit	-	-	-	-	-	-
	$54,504	$534	$574	$43	$55,078	$577

December 31, 2015	Less than one year		One year or greater		Total
(In thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Debt securities:
Corporate bonds	$42,299	$104	$878	$18	$43,177	$122
U.S. Treasury notes	33,331	55	-	-	33,331	55
Debt securities issued by U.S. government agencies	20,503	43	-	-	20,503	43
	96,133	202	878	18	97,011	220
Equities by industry:
Consumer	381	36	-	-	381	36
Technology	892	98	-	-	892	98
Financial services	860	81	-	-	860	81
Industrials	1,026	157	-	-	1,026	157
Healthcare	700	37	-	-	700	37
Energy	182	15	-	-	182	15
Other	2,990	268	-	-	2,990	268
	7,031	692	-	-	7,031	692
Certificates of deposit	4,848	2	-	-	4,848	2
	$108,012	$896	$878	$18	$108,890	$914

The unrealized losses on equities totaling $0.4 million at December 31, 2016 and $0.7 million at December 31, 2015 were due generally to market fluctuations. Accordingly, the Company believes these unrealized losses are temporary in nature.

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

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12 – INSURANCE SUBSIDIARY INVESTMENTS (Continued)

The Company considered the severity and duration of its unrealized losses at December 31, 2016 and December 31, 2015 and recognized pretax other-than-temporary impairments during 2016 and 2015 of $0.2 million and $0.4 million, respectively, for various investments held in its insurance subsidiary investment portfolio. These investments were determined to be impaired after considering the duration of the declines in value and the likelihood of near term price recovery of each investment. The Company considered the severity and duration of its unrealized losses at December 31, 2014 for various investments held in its insurance subsidiary investment portfolio and determined that these unrealized losses were temporary and did not record any impairment losses related to these investments. Because the Company considered the remaining unrealized losses at December 31, 2016 and December 31, 2015 to be temporary, the Company did not record any additional impairment losses related to these investments.

NOTE 13 – LEASES

The Company leases real estate and equipment under cancelable and non-cancelable arrangements. The following table sets forth rent expense by business segment (in thousands):

	Year ended December 31,
	2016	2015	2014
Kindred at Home:
Home health:
Buildings	$33,027	$31,315	$7,027
Equipment	1,301	1,607	805
	34,328	32,922	7,832
Hospice:
Buildings	17,105	16,219	895
Equipment	334	420	55
	17,439	16,639	950
Hospital division:
Buildings:
Ventas	118,053	118,511	118,130
Other landlords	55,554	55,979	56,210
Equipment	33,456	31,995	30,823
	207,063	206,485	205,163
Kindred Rehabilitation Services:
Kindred Hospital Rehabilitation Services:
Buildings	33,710	29,423	6,488
Equipment	1,567	1,357	553
	35,277	30,780	7,041
RehabCare:
Buildings	1,276	1,236	1,314
Equipment	2,361	2,589	2,885
	3,637	3,825	4,199
Nursing center division:
Buildings:
Ventas	44,331	43,948	43,809
Other landlords	38,178	34,046	33,165
Equipment	8,347	7,891	8,348
	90,856	85,885	85,322
Support center:
Buildings	1,808	3,233	2,109
Equipment	126	120	176
	1,934	3,353	2,285
Totals:
Buildings:
Ventas	162,384	162,459	161,939
Other landlords	180,658	171,451	107,208
Equipment	47,492	45,979	43,645
	$390,534	$379,889	$312,792

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13 – LEASES (Continued)

Various facility leases include contingent annual rent escalators based upon a change in the Consumer Price Index or other agreed upon terms such as a patient revenue test. These contingent rents are included in rent expense in the year incurred. The Company recorded contingent rent of $0.8 million, $0.5 million and $0.8 million for the years ended December 31, 2016, 2015 and 2014, respectively, including both continuing operations and discontinued operations.

Future minimum payments under non-cancelable operating leases are as follows (in thousands):

	Minimum payments
	Ventas	Other	Total
2017	$157,956	$158,583	$316,539
2018	159,165	142,751	301,916
2019	160,156	130,075	290,231
2020	161,834	116,563	278,397
2021	163,210	92,532	255,742
Thereafter	502,499	390,684	893,183

Ventas master lease agreements

At December 31, 2016, the Company leased from Ventas and its affiliates 36 nursing centers and 30 TC hospitals under four master lease agreements (the “Master Lease Agreements”). Currently, 11 nursing centers are leased under Master Lease Agreement No. 1, 10 nursing centers are leased under Master Lease Agreement No. 2, four nursing centers are leased under Master Lease Agreement No. 4, and 11 nursing centers and all 30 TC hospitals are leased under Master Lease Agreement No. 5.

Each Master Lease Agreement includes land, buildings, structures, and other improvements on the land, easements, and similar appurtenances to the land and improvements, and permanently affixed equipment, machinery, and other fixtures relating to the operation of the leased properties. There are one or more bundles of leased properties under each Master Lease Agreement, with each bundle containing leased nursing centers or TC hospitals.

Recent master lease amendments

On November 11, 2016, as part of the Company’s strategic decision to exit the skilled nursing facility business, the Company entered into an agreement with Ventas which provides it with the option to acquire the real estate for all 36 skilled nursing facilities (the “Ventas SNFs”) currently leased under the Master Lease Agreements for an aggregate consideration of $700 million. The agreement also provides that, through October 31, 2018, the Company has the right to find one or more purchasers of the Ventas SNFs. As the Company locates new owners/operators for the Ventas SNFs, in exchange for the Company’s payment to Ventas of the allocable portion of the $700 million purchase price, Ventas has agreed to convey the real estate for the applicable Ventas SNF to the new owner/operator. The Company, at its option, may also elect to renew the leases for any of the Ventas SNFs through April 30, 2025, and transfer them into Master Lease Agreement No. 5. The Ventas SNFs will remain leased under their current Master Lease Agreements until the Company exercises its purchase option or April 30, 2018, whichever comes first. If the Company does not complete the acquisition of the Ventas SNFs by April 30, 2018, the lease for any remaining Ventas SNFs will be automatically renewed through April 30, 2025, and transferred into Master Lease Agreement No. 5. Since all of the Ventas SNFs will either be sold or transferred into Master Lease Agreement No. 5, Kindred’s other Master Lease Agreements with Ventas will be effectively terminated and only Master Lease Agreement No. 5 will remain.

Also on November 11, 2016, the Company renewed the leases for eight TC hospitals it leased from Ventas (the “Renewed Hospitals”) through April 30, 2025, and transferred the Renewed Hospitals into Master Lease Agreement No. 5, which was amended and restated. The Renewed Hospitals were previously leased under Master Lease Agreements Nos. 1, 2 and 4, each of which was amended on November 11, 2016. The base rent and rent escalators remained the same for the Renewed Hospitals, as well as for the other 22 TC hospitals currently in Master Lease Agreement No. 5. The Renewed Hospitals were combined into a single renewal bundle with 16 of the Company’s other TC hospitals expiring on April 30, 2025. Master Lease Agreement No. 5 also contains one additional renewal bundle with six TC hospitals expiring on April 30, 2023. The amended and restated Master Lease Agreement No. 5 contains terms substantially similar to the existing Master Lease Agreement No. 5, except for modifications to certain restrictions applicable to the Company that will take effect if all of the Ventas SNFs are acquired and Ventas receives the aggregate consideration.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13 – LEASES (Continued)

Recent master lease amendments (Continued)

In connection with the Curahealth Disposal, the Company entered into amendments to certain of its Master Lease Agreements on April 3, 2016 to transition the operations for seven TC hospitals (the “Leased Hospitals”). Six of the Leased Hospitals were leased under Master Lease Agreement No. 5 and one was leased under Master Lease Agreement No. 1. The Leased Hospitals were leased under the applicable Master Lease Agreement until the closing of the Curahealth Disposal on October 1, 2016. The Company paid a fee to Ventas of $3.5 million upon signing of the amendments and paid an additional $3 million upon the closing of the sale of the Leased Hospitals. Ventas paid the Company 50% of the sales proceeds for the real estate (after deduction of its closing costs) attributed to the Leased Hospitals in the sale, which was immaterial. Under separate lease amendments, the annual rent on the Leased Hospitals, which had annual rent of $7.7 million, was reallocated to the remaining facilities the Company leases from Ventas under the various Master Lease Agreements. As required under GAAP, the reallocated rents were recorded as a lease termination fee by the Company upon the cease use date of the Leased Hospitals.

In connection with these transactions, the Company incurred a pretax lease termination fee of $52.3 million comprised of the $6.5 million of fees paid to Ventas in conjunction with execution of the amendments and $45.8 million of aggregate reallocated rents attributable to the Leased Hospitals, which was recorded upon the cease use date of the Leased Hospitals. The lease termination fee was recorded as a long-term liability discounted at the Company’s credit-adjusted risk-free rate through the end of the original lease term of the Leased Hospitals, or through 2025. These lease termination fees were recorded as restructuring charges in the accompanying consolidated statement of operations.

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

The Company paid rents to Ventas (including amounts classified within discontinued operations) approximating $167.7 million for the year ended December 31, 2016, $171.8 million for the year ended December 31, 2015, and $192.1 million for the year ended December 31, 2014.

Each Master Lease Agreement provides for rent escalations each May 1. All annual rent escalators are payable in cash. The contingent annual rent escalator is 2.7% for Master Lease Agreements Nos. 1 and 4. The contingent annual rent escalator for Master Lease Agreement No. 2 is based upon the Consumer Price Index with a floor of 2.25% and a ceiling of 4%. The contingent annual rent escalator for Master Lease Agreement No. 5 is based upon annual increases in the Consumer Price Index, subject to a ceiling of 4%. In 2016, the contingent annual rent escalator was 2.25% for Master Lease Agreement No. 2 and 1.02% for Master Lease Agreement No. 5.

NOTE 14 – LONG-TERM DEBT

Capitalization

A summary of long-term debt at December 31 follows (in thousands):

	2016	2015
Term Loan Facility due 2021, net of unamortized original issue discount of $6.7 million at December 31, 2016 and $6.2 million at December 31, 2015	$1,362,772	$1,176,789
8.00% Notes due 2020	750,000	750,000
8.75% Notes due 2023	600,000	600,000
6.375% Notes due 2022	500,000	500,000
ABL Facility	62,500	108,600
Mandatory Redeemable Preferred Stock (see Note 15)	12,372	23,886
Capital lease obligations	580	848
Other	1,446	1,532
Debt issuance costs, net of accumulated amortization	(46,631)	(50,677)
Total debt, average life of 4 years (weighted average rate 6.5% for 2016 and 6.4% for 2015)	3,243,039	3,110,978
Amounts due within one year	(27,977)	(24,630)
Long-term debt	$3,215,062	$3,086,348

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14 – LONG-TERM DEBT (Continued)

Capitalization (Continued)

The following table summarizes scheduled maturities of long-term debt (in thousands):

	Term Loan Facility due 2021	8.00% Notes due 2020	8.75% Notes due 2023	6.375% Notes due 2022	ABL Facility	Mandatory Redeemable Preferred Stock	Capital lease obligations	Other	Total
2017	$14,034	$-	$-	$-	$-	$12,372	$268	$1,303	$27,977
2018	14,034	-	-	-	-	-	210	143	14,387
2019	14,034	-	-	-	62,500	-	102	-	76,636
2020	14,034	750,000	-	-	-	-	-	-	764,034
2021	1,313,326	-	-	-	-	-	-	-	1,313,326
Thereafter	-	-	600,000	500,000	-	-	-	-	1,100,000
	$1,369,462	$750,000	$600,000	$500,000	$62,500	$12,372	$580	$1,446	$3,296,360

The estimated fair value of the Company’s long-term debt approximated $3.2 billion and $3.0 billion at December 31, 2016 and December 31, 2015, respectively. See Note 20.

Credit Facilities

As used herein, the “Credit Facilities” refers collectively to the Term Loan Facility and the ABL Facility, in each case as defined and described below.

Term Loan Facility

As used herein, “Term Loan Facility” means the Company’s $1.37 billion term loan credit facility provided pursuant to the terms and provisions of that certain Term Loan Credit Agreement dated as of June 14, 2016 (the “Term Loan Credit Agreement”), among the Company, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent. All obligations under the Company’s Term Loan Facility are fully and unconditionally guaranteed, subject to certain customary release provisions, by substantially all of the Company’s wholly owned, domestic material subsidiaries, as well as certain non-wholly owned domestic subsidiaries as the Company may determine from time to time in its sole discretion.

The Company’s Term Loan Facility (1) matures on April 9, 2021, (2) contains financial maintenance covenants in the form of a maximum total leverage ratio, a minimum fixed charge coverage ratio and a maximum amount of annual capital expenditures, (3) imposes restrictions on the Company’s ability to incur debt and liens and make acquisitions, investments and payments on equity and junior debt, and (4) provides for interest rate margins of 3.25% for the London Interbank Offered Rate (“LIBOR”) borrowings (subject to a floor of 1.00%) and 2.25% for base rate borrowings.

A summary of the amendments to the Company’s Term Loan Facility since January 1, 2014 is set forth below.

On June 14, 2016, the Company entered into the Term Loan Credit Agreement that amended and restated the Term Loan Facility to provide for, among other things, (1) additional joint venture flexibility, including an increased ability to enter into and make investments in joint ventures that are non-guarantor restricted subsidiaries and to incur debt and liens of such joint ventures and other non-guarantor restricted subsidiaries, (2) an increase in the size of a basket for asset sales from 15% to 25% of consolidated total assets, (3) maintaining a maximum total leverage ratio of 6.00:1.00 for each quarterly measurement date after the date of such amendment, and (4) an incremental term loan in an aggregate principal amount of $200 million. The incremental term loan was issued with 95 basis points of original issue discount (“OID”) and has the same terms as, and is fungible with, the $1.18 billion in aggregate principal amount of term loans that were outstanding under the Term Loan Facility immediately prior to the effectiveness of the Term Loan Credit Agreement. The net proceeds from the incremental term loan were used to repay a portion of the outstanding borrowings under the Company’s ABL Facility.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14 – LONG-TERM DEBT (Continued)

Credit Facilities (Continued)

Term Loan Facility (Continued)

On March 10, 2015, the Company entered into an incremental amendment agreement to the Term Loan Facility that provided for an incremental term loan in an aggregate principal amount of $200 million under the Company’s Term Loan Facility. The Company used the net proceeds of the incremental term loan to repay outstanding borrowings under its ABL Facility. The incremental term loan was issued with 50 basis points of OID and has the same terms as, and is fungible with, the other term loans outstanding under the Company’s Term Loan Facility.
On November 25, 2014, the Company entered into an amendment and restatement agreement that, among other items, (1) modified certain provisions related to the issuance of notes into escrow accounts, (2) increased the applicable interest rate margins for the LIBOR borrowings from 3.00% to 3.25% and for base rate borrowings from 2.00% to 2.25%, (3) temporarily increased the maximum total leverage ratio permitted under the financial maintenance covenants, and (4) modified certain provisions related to the incurrence of debt and the making of acquisitions, investments and restricted payments.

On April 9, 2014, the Company entered into an amendment and restatement agreement that, among other items, (1) extended the maturity date from June 1, 2018 to April 9, 2021, (2) provided for the replacement of all term loans outstanding under the Term Loan Facility with new term loans in a principal amount of $1 billion, (3) reduced the applicable margin for LIBOR borrowings from 3.25% to 3.00% and, with respect to base rate borrowings, from 2.25% to 2.00%, (4) increased the available capacity for incremental term loans, and (5) amended certain provisions related to the incurrence of debt and liens and the making of acquisitions, investments and restricted payments.

Unamortized deferred financing costs and OID related to the Company’s Term Loan Facility totaling $5.0 million ($3.1 million net of income taxes) were written off and recorded as interest expense during the year ended December 31, 2014.

ABL Facility

As used herein, “ABL Facility” means the Company’s $900 million asset-based loan revolving credit facility provided pursuant to the terms and provisions of that certain ABL Credit Agreement dated as of June 14, 2016 (the “ABL Credit Agreement”) among the Company, the lenders party thereto from time to time, and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent. All obligations under the Company’s ABL Facility are fully and unconditionally guaranteed, subject to certain customary release provisions, by substantially all of the Company’s wholly owned, domestic material subsidiaries, as well as certain non-wholly owned domestic subsidiaries as the Company may determine from time to time in its sole discretion.

The Company’s ABL Facility (1) matures on April 9, 2019, (2) contains financial maintenance covenants in the form of a minimum fixed charge coverage ratio and a maximum amount of annual capital expenditures, (3) imposes restrictions on the Company’s ability to incur debt and liens and make acquisitions, investments and payments on equity and junior debt, and (4) provides for interest rate margins of 2.00% to 2.50% for LIBOR borrowings and 1.00% to 1.50% for base rate borrowings (in each case depending on average daily excess availability).

A summary of ABL Facility amendments since 2014 are set forth below.

On June 14, 2016, the Company entered into the ABL Credit Agreement that amended and restated the ABL facility to provide for, among other things, (1) additional joint venture flexibility, including an increased ability to enter into and make investments in joint ventures that are non-guarantor restricted subsidiaries and to incur debt and liens of such joint ventures and other non-guarantor restricted subsidiaries, and (2) an increase in the size of a basket for asset sales from 15% to 25% of consolidated total assets.

On June 3, 2015, the Company entered into an amendment agreement to the ABL Facility that among other items, modified the restrictions on the amount of cash and temporary cash investments that may be held outside of certain deposit accounts subject to control agreements.

On December 12, 2014, the Company entered into the incremental joinder agreement to the ABL Facility that provided for, upon consummation of the Gentiva Merger and the satisfaction of certain other conditions, additional revolving commitments in an aggregate principal amount of $150 million under the ABL Facility.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14 – LONG-TERM DEBT (Continued)

Credit Facilities (Continued)

ABL Facility (Continued)

On October 31, 2014, the Company entered into an amendment and restatement agreement that, among other items, (1) modified certain provisions related to the issuance of notes into escrow accounts, and (2) upon the consummation of the Gentiva Merger and the satisfaction of certain other conditions, modified certain provisions related to the incurrence of debt and the making of acquisitions, investments and restricted payments.

On April 9, 2014, the Company entered into an amendment and restatement agreement that, among other items, (1) extended the maturity date of the ABL Facility from June 1, 2018 to April 9, 2019, (2) provided for the replacement of all revolving commitments outstanding under the ABL Facility with new revolving commitments in the same principal amount, (3) increased the amounts available for incremental commitments, (4) amended certain provisions related to the incurrence of debt and liens and the making of acquisitions, investments and restricted payments, (5) reduced the applicable interest rate margins for LIBOR borrowings from a range of 2.50% to 3.00% (depending on average daily excess availability) to a range of 2.00% to 2.50%, and (6) reduced the applicable interest rate margins for base rate borrowings from a range of 1.50% to 2.00% (depending on average daily excess availability) to a range from 1.00% to 1.50%.

Unamortized deferred financing costs related to the Company’s ABL Facility totaling $0.6 million ($0.4 million net of income taxes) were written off and recorded as interest expense during the year ended December 31, 2014.

Gentiva Merger – Gentiva Financing Transactions

The following transactions (collectively, the “Gentiva Financing Transactions”) occurred in connection with the Gentiva Merger:

• the Company issued $1.35 billion aggregate principal amount of the Notes (as defined below);

• the Company issued approximately 15 million shares of its Common Stock through two common stock offerings (see Note 17) and issued 9.7 million shares of its Common Stock through the Stock Consideration (see Note 2);

• the Company issued 172,500 tangible equity units (the “Units”) (see Note 15); and

• the Company amended its ABL Facility in October 2014 and Term Loan Facility in November 2014.

Notes due 2020 and Notes due 2023 Offerings

On December 18, 2014, Kindred Escrow Corp. II (the “Escrow Issuer”), one of the Company’s subsidiaries, completed a private placement of $750 million aggregate principal amount of 8.00% Senior Notes due 2020 (the “Notes due 2020”) and $600 million aggregate principal amount of 8.75% Senior Notes due 2023 (the “Notes due 2023”, and, together with the Notes due 2020, the “Notes”). The Notes due 2020 were issued pursuant to the indenture, dated as of December 18, 2014 (the “2020 Indenture”), between the Escrow Issuer and Wells Fargo Bank, National Association, as trustee. The Notes due 2023 were issued pursuant to the indenture, dated as of December 18, 2014 (the “2023 Indenture” and, together with the 2020 Indenture, the “Indentures”), between the Escrow Issuer and Wells Fargo Bank, National Association.

The Notes were assumed by the Company and fully and unconditionally guaranteed on a senior unsecured basis by substantially all of the Company’s wholly owned, domestic material subsidiaries, including substantially all of the Company’s and Gentiva’s wholly owned, domestic material subsidiaries (the “Guarantors”), ranking pari passu with all of the Company’s respective existing and future senior unsubordinated indebtedness. On October 30, 2015, the Company completed a registered exchange offer to exchange the Notes for registered notes with substantially identical terms.

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

NOTE 14 – LONG-TERM DEBT (Continued)

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

The Notes due 2022 bear interest at an annual rate of 6.375% and are senior unsecured obligations of the Company and of the 2022 Guarantors. The 2022 Indenture contains certain restrictive covenants that, among other things, limits the Company and its restricted subsidiaries’ ability to incur, assume or guarantee additional indebtedness; pay dividends, make distributions or redeem or repurchase capital stock; effect dividends, loans or asset transfers from the Company’s subsidiaries; sell or otherwise dispose of assets; and enter into transactions with affiliates. These covenants are subject to a number of limitations and exceptions. The 2022 Indenture also contains customary events of default. The Notes due 2022 are fully and unconditionally guaranteed, subject to customary release provisions, by substantially all of the Company’s wholly owned, domestic material subsidiaries. On January 28, 2015, the Company completed a registered exchange offer to exchange each of the Notes due 2022 for registered notes with substantially identical terms.

Under the terms of the Notes due 2022, the Company may pay dividends pursuant to specified exceptions, including if its consolidated coverage ratio (as defined therein) is at least 2.0 to 1.0, the Company may pay dividends in an amount equal to 50% of its consolidated net income (as defined therein) and 100% of the net cash proceeds from the issuance of capital stock. The making of certain other restricted payments or investments by the Company or its restricted subsidiaries would reduce the amount available for the payment of dividends pursuant to the foregoing exception.

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

Unamortized deferred financing costs totaling $10.7 million ($6.6 million net of income taxes), the applicable premium totaling $36.4 million ($22.5 million net of income taxes) and interest expense for the period from April 9, 2014 to May 9, 2014 totaling $3.9 million ($2.4 million net of income taxes), all related to the Company’s prior $550 million, 8.25% senior notes due 2019, were written off and recorded as interest expense during the year ended December 31, 2014.

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

In March 2014, the Company entered into an interest rate swap agreement to hedge its floating interest rate on an aggregate of $400 million of outstanding Term Loan Facility debt. On April 8, 2014, the Company completed a novation of a portion of its $400 million swap agreement to two new counterparties, each in the amount of $125 million. The original swap contract was not amended, terminated or otherwise modified. The interest rate swap had an effective date of April 9, 2014 and will expire on April 9, 2018 and continues to apply to the Term Loan Facility. The Company is required to make payments based upon a fixed interest rate of 1.867% calculated on the notional amount of $400 million. In exchange, the Company will receive interest on $400 million at a variable interest rate that was based upon the three-month LIBOR, subject to a minimum rate of 1.0%.

The interest rate swaps were assessed for hedge effectiveness for accounting purposes and the Company determined the interest rate swaps qualify for cash flow hedge accounting at December 31, 2016. The Company records the effective portion of the gain or loss on these derivative financial instruments in accumulated other comprehensive income (loss) as a component of stockholders’ equity and records the ineffective portion of the gain or loss on these derivative financial instruments as interest expense. For the years ended December 31, 2016, 2015, and 2014, the ineffectiveness related to the interest rate swaps was immaterial.

The aggregate fair value of the interest rate swaps recorded in other accrued liabilities was $2.7 million and $4.5 million at December 31, 2016 and December 31, 2015, respectively.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15 – TANGIBLE EQUITY UNITS

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

The Purchase Contracts were recorded as capital in excess of par value, net of issuance costs, and the Mandatory Redeemable Preferred Stock has been recorded as long-term debt. Issuance costs associated with the Mandatory Redeemable Preferred Stock were recorded as deferred financing costs within long-term debt on the consolidated balance sheet and are being amortized using the effective interest method as interest expense over the term of the instrument. On the issuance date, the Company allocated the proceeds of the Units to equity and debt based on the relative fair values of the respective components of each Unit. The aggregate values assigned upon issuance of each component of the Units were as follows (amounts in thousands except price per Unit):

	Purchase Contracts (equity component)	Mandatory Redeemable Preferred Stock (debt component)	Total
Price per Unit	$798.42	$201.58	$1,000.00
Gross proceeds	$137,727	$34,773	$172,500
Issuance costs	(4,938)	(1,247)	(6,185)
	$132,789	$33,526	$166,315
Balance sheet impact at issuance:
Long-term debt (deferred financing fees)	$-	$1,247	$1,247
Current portion of long-term debt	-	10,887	10,887
Long-term debt	-	23,886	23,886
Capital in excess of par value	132,789	-	132,789

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

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15 – TANGIBLE EQUITY UNITS (Continued)

Unless settled earlier or redeemed at the holder’s or the Company’s option, each Purchase Contract will automatically settle on December 1, 2017, and the Company will deliver not more than 50.6329 shares and not less than 43.0918 shares of its Common Stock per Purchase Contract. If any holder elects to settle any or all of its Purchase Contracts early, the Company will deliver 43.0918 shares of Common Stock per Purchase Contract. See Note 17. For each Purchase Contract that is not settled early, the number of shares of the Company’s Common Stock issuable upon mandatory settlement of each Purchase Contract (the “Settlement Amount”) will be determined as follows:

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

NOTE 16 – CONTINGENCIES

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

Professional liability risks – The Company has provided for losses for professional liability risks based upon management’s best available information including actuarially determined estimates. Ultimate claims costs may differ from the provisions for loss. See Notes 6 and 11.

Legal and regulatory proceedings – The Company is a party to various legal actions and regulatory and other governmental and internal audits and investigations in the ordinary course of business (including investigations resulting from the Company’s obligation to self-report suspected violations of law). The Company cannot predict the ultimate outcome of pending litigation and regulatory and other governmental and internal audits and investigations. The U.S. Department of Justice (the “DOJ”), CMS or other federal and state enforcement and regulatory agencies may conduct additional investigations related to the Company’s businesses in the future. These matters could potentially subject the Company to sanctions, damages, recoupments, fines, and other penalties (some of which may not be covered by insurance), which may, either individually or in the aggregate, have a material adverse effect on the Company’s business, financial position, results of operations, and liquidity. See Note 23.

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

NOTE 17 – CAPITAL STOCK

Gentiva Merger – Stock Consideration

In connection with the Gentiva Merger, Kindred issued 9.7 million shares of Common Stock as part of the Stock Consideration. See Note 2.

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

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 17 – CAPITAL STOCK (Continued)

Units Offering

On November 25, 2014, in an offering registered with the SEC, the Company completed the sale of 150,000 Units for cash and granted the underwriters a 13-day over-allotment option to purchase up to an additional 22,500 Units. On December 1, 2014, the underwriters exercised in full their over-allotment option to purchase 22,500 additional Units, which the Company closed on December 3, 2014. Each Unit is composed of a Purchase Contract and one share of Mandatory Redeemable Preferred Stock having a final preferred stock installment payment date of December 1, 2017 and an initial liquidation preference of $201.58 per share of Mandatory Redeemable Preferred Stock. The net proceeds from the Units Offering, after deducting the underwriting discount and offering expenses, were $166.3 million. See Note 15.

As of December 31, 2016, holders of 85,121 Purchase Contracts had elected early settlement. As a result, holders thereof received 43.0918 shares of Common Stock per Purchase Contract, resulting in approximately 3.7 million shares of Common Stock being issued by the Company.

Dividends and Other Payments

In February 2017, the Company’s Board of Directors approved the cash dividend to its shareholders of $0.12 per share of Common Stock to be paid on March 31, 2017 to shareholders of record as of the close of business on March 13, 2017. The Company’s Board of Directors has elected, following the March 31, 2017 cash dividend payment on its Common Stock, to discontinue paying dividends on the Company’s Common Stock and will instead redirect funds to repay debt and invest in growth.

During 2016, the Company paid cash dividends of $0.12 per share of Common Stock on each of the following dates: December 9, 2016, September 2, 2016, June 10, 2016 and April 1, 2016.

During 2015, the Company paid cash dividends of $0.12 per share of Common Stock on each of the following dates:  December 11, 2015, September 4, 2015, June 10, 2015 and April 1, 2015.

During 2014, the Company paid cash dividends of $0.12 per share of Common Stock on each of the following dates: December 9, 2014, September 10, 2014, June 11, 2014 and March 27, 2014.

The Company made quarterly installment payments on the Units of $18.75 per Unit on December 1, 2016, September 1, 2016, March 1, 2016, December 1, 2015, September 1, 2015 and June 1, 2015, and of $18.76 per Unit on June 1, 2016. In addition, the Company also made an installment payment on the Company’s Units on March 2, 2015, which consisted of a quarterly installment payment of $18.75 per Unit, plus a one-time incremental payment of $1.25 per Unit for the period between November 25, 2014 and December 1, 2014, for a total payment of $20.00 per Unit. To the extent that any Unit has been separated into its constituent Purchase Contract and its constituent share of Mandatory Redeemable Preferred Stock, the installment payment is payable only on the constituent share of Mandatory Redeemable Preferred Stock.

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

Plan descriptions

The Company maintains plans under which approximately eight million service-based restricted shares, performance-based restricted shares, service-based restricted stock units and options to purchase Common Stock may be granted to directors, officers and other key employees. Exercise provisions vary, but most stock options are exercisable in whole or in part beginning one to four years after grant and ending seven to ten years after grant. Shares of Common Stock available for future grants were 1,410,752, 3,262,892 and 3,000,183 at December 31, 2016, 2015 and 2014, respectively.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 17 – CAPITAL STOCK (Continued)

Stock options

In conjunction with the Gentiva Merger, 1,075,965 stock options were assumed in 2015. There were no other stock option grants during 2016, 2015, and 2014.

At December 31, 2016, unearned compensation costs related to non-vested stock options was immaterial. Compensation expense related to stock options approximated $0.2 million ($0.1 million net of income taxes) for the year ended December 31, 2016, $0.4 million ($0.3 million net of income taxes) for the year ended December 31, 2015 and was zero for the year ended December 31, 2014.

Activity in the various plans is summarized below:

	Shares under option	Option price per share	Weighted average exercise price
Balances, December 31, 2015	1,178,073	$10.75 to $27.79	$23.29
Canceled	(123,992)	12.70 to 26.08	20.83
Balances, December 31, 2016	1,054,081	$10.75 to $27.79	$23.58

No stock options were exercised during 2016. The intrinsic value of the stock options exercised during 2015 and 2014 approximated $0.3 million and $2.4 million, respectively. Cash received from stock option exercises in 2015 and 2014 totaled $0.5 million and $6.2 million, respectively.

A summary of stock options outstanding at December 31, 2016 follows:

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding at December 31, 2016	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable at December 31, 2016	Weighted average exercise price
$10.75 to $15.06	88,115	3 years	$11.81	73,246	$12.00
$19.26 to $19.81	214,285	0.2 year	19.33	214,285	19.33
$25.27 to $27.79	751,681	1 year	26.17	751,681	26.17
	1,054,081	1 year	$23.58	1,039,212	$23.76

The intrinsic value of the stock options outstanding and stock options that are exercisable as of December 31, 2016 was zero.

Service-based restricted shares

At December 31, 2016, unearned compensation costs related to non-vested service-based restricted shares aggregated $11.5 million. These costs will be expensed over the remaining weighted average vesting period of approximately two years. Compensation expense related to these awards approximated $14.2 million ($8.6 million net of income taxes) for the year ended December 31, 2016, $13.6 million ($8.2 million net of income taxes) for the year ended December 31, 2015 and $13.0 million ($7.9 million net of income taxes) for the year ended December 31, 2014.

A summary of non-vested service-based restricted shares follows:

	Non-vested service-based restricted shares	Weighted average fair value at date of grant
Balances, December 31, 2015	1,244,737	$19.84
Granted	1,567,818	11.61
Vested	(613,342)	18.18
Canceled	(183,589)	15.88
Balances, December 31, 2016	2,015,624	$14.31

The fair value of restricted shares vested during 2016, 2015 and 2014 was $6.9 million, $22.7 million and $15.0 million, respectively.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 17 – CAPITAL STOCK (Continued)

Performance-based restricted shares

Performance-based restricted share awards vest over a three-year period based upon the attainment of various performance measures in each performance period. Compensation expense related to these awards approximated $1.0 million ($0.6 million net of income taxes) for the year ended December 31, 2016, $5.8 million ($3.5 million net of income taxes) for the year ended December 31, 2015 and $3.7 million ($2.2 million net of income taxes) for the year ended December 31, 2014.

A summary of non-vested performance-based restricted shares follows:

	Non-vested performance-based restricted shares	Weighted average fair value at date of grant
Balances, December 31, 2015	840,570
Granted	677,015	$11.67
Vested	(242,992)	23.39
Canceled	(261,868)	$20.27
Balances, December 31, 2016	1,012,725

The performance measures and fair value for each vesting period of a performance-based restricted share award are established annually. The performance measures and fair value for the non-vested performance-based restricted shares have not been established for vesting periods with performance measures determined after December 31, 2016.

Service-based restricted stock units

At December 31, 2016, unearned compensation related to non-vested service-based restricted stock units aggregated $0.4 million. These costs will be expensed over the remaining weighted average vesting period of approximately one year. Compensation expense related to these awards approximated $1.0 million ($0.6 million net of income taxes) for the year ended December 31, 2016 and $0.8 million ($0.5 million net of income taxes) for the year ended December 31, 2015.

A summary of non-vested service-based restricted stock units follows:

	Non-vested service-based restricted stock units	Weighted average fair value at date of grant
Balances, December 31, 2015	126,276	$18.22
Vested	(49,152)	18.22
Balances, December 31, 2016	77,124	$18.22

NOTE 18 – EMPLOYEE BENEFIT PLANS

The Company maintains defined contribution retirement plans covering employees who meet certain minimum eligibility requirements. Benefits are determined as a percentage of a participant’s contributions and generally are vested based upon length of service. Retirement plan expense was $5.1 million for 2016, $8.6 million for 2015 and $1.1 million for 2014. Amounts equal to retirement plan expense are funded annually.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 19 – ACCRUED LIABILITIES

A summary of other accrued liabilities at December 31 follows (in thousands):

	2016	2015
Patient accounts	$74,780	$60,530
Accrued interest	71,919	70,661
Taxes other than income	32,359	33,766
Accrued litigation contingency	18,757	150,895
Accrued room and board	15,888	16,954
Accrued hospice medical supplies and drugs	6,239	12,587
Ventas lease termination charge (current portion)	5,224	-
Other	44,570	48,853
	$269,736	$394,246

NOTE 20 – FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

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

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 20 – FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)

The Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis and any associated losses for the years ended December 31, 2016 and 2015 are summarized below (in thousands):

	Fair value measurements
	Level 1	Level 2	Level 3	Assets/liabilities at fair value	Total losses
December 31, 2016
Recurring:
Assets:
Available-for-sale debt securities:
Corporate bonds	$-	$55,176	$-	$55,176	$-
U.S. Treasury notes	24,727	-	-	24,727	-
Debt securities issued by U.S. government agencies	-	18,288	-	18,288	-
	24,727	73,464	-	98,191	-
Available-for-sale equity securities	15,688	-	-	15,688	-
Money market funds	16,472	-	-	16,472	-
Certificates of deposit	-	14,864	-	14,864	-
Total available-for-sale investments	56,887	88,328	-	145,215	-
Deposits held in money market funds	100	4,126	-	4,226	-
	$56,987	$92,454	$-	$149,441	$-
Liabilities:
Contingent consideration liability	$-	$-	$(4,943)	$(4,943)	$-
Interest rate swaps	-	(2,718)	-	(2,718)	-
	$-	$(2,718)	$(4,943)	$(7,661)	$-
Non-recurring:
Assets:
Property and equipment	$-	$-	$650,222	$650,222	$(31,029)
Goodwill	-	-	361,310	361,310	(261,129)
Intangible assets - Hospitals	-	-	641	641	(3,559)
Intangible assets - Kindred at Home	-	-	19,010	19,010	(3,534)
Hospitals available for sale	-	-	-	-	(43,308)
	$-	$-	$1,031,183	$1,031,183	$(342,559)
Liabilities	$-	$-	$-	$-	$-
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

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 20 – FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)

Recurring measurements

The Company’s available-for-sale investments held by its limited purpose insurance subsidiary consist of debt securities, equities, money market funds and certificates of deposit. These available-for-sale investments and the insurance subsidiary’s cash and cash equivalents of $170.3 million as of December 31, 2016 and $156.4 million as of December 31, 2015, classified as insurance subsidiary investments, are maintained for the payment of claims and expenses related to professional liability and workers compensation risks.

The Company also has available-for-sale investments totaling $1.7 million as of December 31, 2016 and $1.8 million as of December 31, 2015 related to a deferred compensation plan that is maintained for certain of the Company’s current and former employees.

The fair value of actively traded debt and equity securities and money market funds are based upon quoted market prices and are generally classified as Level 1. The fair value of inactively traded debt securities and certificates of deposit are based upon either quoted market prices of similar securities or observable inputs such as interest rates using either a market or income valuation approach and are generally classified as Level 2. The Company’s investment advisors obtain and review pricing for each security. The Company is responsible for the determination of fair value and as such the Company reviews the pricing information from its advisors in determining reasonable estimates of fair value. Based upon the Company’s internal review procedures, there were no adjustments to the prices during 2016 or 2015.

The Company’s deposits held in money market funds consist primarily of cash and cash equivalents for the Company’s insurance programs and for general corporate purposes.

The Company acquired a contingent consideration liability in the Gentiva Merger from a prior acquisition by Gentiva with an initial estimated fair value of $7.9 million. The fair value is determined using a discounted cash flow approach utilizing Level 2 and Level 3 inputs which includes observable market discount rates, fixed payment schedules, and assumptions based on achieving certain predefined performance criteria. As of December 31, 2016, the fair value of the Level 2 and 3 contingent consideration liability was $4.9 million. The change in fair value for the year ended December 31, 2016 consists of $1.8 million in payments and $0.3 million in accrued interest included in interest expense in the accompanying consolidated statement of operations. A one percent change in the discount rate used to calculate the accretion of the present value of the contingent consideration liability would have an impact on the fair value of approximately $0.1 million.

The fair value of the derivative liability associated with the interest rate swaps is estimated using industry-standard valuation models, which are Level 2 measurements. Such models project future cash flows and discount the future amounts to a present value using market-based observable inputs, including interest rate curves. See Note 14.

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments. The carrying value is equal to fair value for financial instruments that are based upon quoted market prices or current market rates. The Company’s long-term debt is based upon Level 2 inputs.

	December 31, 2016		December 31, 2015
(In thousands)	Carrying value	Fair value	Carrying value	Fair value
Cash and cash equivalents	$137,061	$137,061	$98,758	$98,758
Insurance subsidiary investments	313,895	313,895	311,136	311,136
Long-term debt, including amounts due within one year (excluding capital lease obligations totaling $0.6 million and $0.8 million at December 31, 2016 and December 31, 2015, respectively)	3,242,459	3,220,291	3,110,130	2,978,890

Non-recurring measurements

During the fourth quarter of 2016, the Company recorded an asset impairment charge of $3.6 million related to previously acquired home health and hospice Medicare certifications, certificates of need and a trade name, as part of the annual indefinite-lived intangible assets review at October 1, 2016. These charges reflect the amount by which the carrying value exceeded its estimated fair value. The fair values of the assets were measured using Level 3 unobservable inputs, such as projected revenue and operating cash flows.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 20 – FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)

Non-recurring measurements (Continued)

During the year ended December 31, 2016, the Company recorded a goodwill impairment charge of $261.1 million and a property and equipment impairment charge of $3.2 million related to the Hospital Division Triggering Event. These charges reflect the amounts by which the carrying value of the assets exceeded their estimated fair value. The fair value of the assets was measured using Level 3 inputs such as operating cash flows, market data and replacement cost factoring in depreciation, economic obsolescence and inflation trends.

During the year ended December 31, 2016, the Company recorded impairment charges aggregating $33.0 million, comprised of $19.7 million related to property and equipment, and $13.3 million related to goodwill and other intangible assets related to the Curahealth Disposal. These charges reflect the amounts by which the carrying value of the assets exceeded their estimated fair value. The fair value of the assets was measured using a Level 3 input of the offer pending from Curahealth at September 30, 2016. The properties were subsequently sold during the fourth quarter of 2016. In addition, during the first quarter of 2016, the Company recorded asset impairment charges of $7.8 million under the held and used accounting model related to the planned Curahealth Disposal. These charges reflect the amount by which the carrying value of certain property and equipment exceeded its estimated fair value. The fair value of property and equipment was measured in the first quarter of 2016 using Level 3 inputs, primarily replacement costs.

During the year ended December 31, 2016, the Company reviewed the long-lived assets related to the decline in financial performance of its nursing center division. After determining it was more likely than not that the Company would dispose of its skilled nursing facility business, the Company determined that its property and equipment was impaired. As a result, the Company recorded an impairment charge of $22.5 million. The fair value of the assets was measured using Level 3 inputs, such as operating cash flows and replacement costs.

During the year ended December 31, 2016, the Company reviewed the long-lived assets related to the planned divestiture and pending offers for a nursing center held for sale and determined its property and equipment was impaired. As a result, the Company recorded an impairment charge of $5.3 million. The fair value of the assets was measured based upon pending offers, a Level 3 input.

During the year ended December 31, 2016, the Company recorded an asset impairment charge of $2.6 million related to the sale of a hospital medical office building. This charge reflects the amount by which the carrying value of the property exceeded its estimated fair value. The fair value of the property was measured using a Level 3 input of the offer pending at June 30, 2016. The property was subsequently sold during the third quarter of 2016.

During the year ended December 31, 2016, the Company also recorded an impairment charge of $3.5 million related to certificates of need for two hospitals as part of the annual indefinite-lived intangible assets impairment review at May 1, 2016. This charge reflects the amount by which the carrying value of the certificates of need exceeded its estimated fair value. The fair value of the certificates of need was measured using Level 3 inputs, such as operating cash flows.

During the fourth quarter of 2015, the Company recorded an asset impairment charge of $18.0 million related to the previously acquired RehabCare trade name due to the cancellation of contracts associated with one large customer in the fourth quarter of 2015 and a reduction in projected revenues in 2016. The charge reflects the amount by which the carrying value exceeded its estimated fair value. The fair value of the trade name was measured using Level 3 inputs such as projected revenues and the industry specific royalty rate.

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

NOTE 21 – NONCONTROLLING INTERESTS

As of December 31, 2016, the Company had ownership ranging from 40% to 99% in various partnerships. During 2016, the Company completed a full joint venture buyout of a noncontrolling interest. In accordance with the authoritative guidance of noncontrolling interests, this payment has been accounted for as an equity transaction. During 2015 and 2014, the Company did not complete any buyouts of noncontrolling interests.

Decrease in carrying value of noncontrolling interests for purchase of noncontrolling interest in subsidiary	$766
Decrease in Company's capital in excess of par value for purchase of noncontrolling interest in subsidiary	234
Total cash consideration paid in exchange for purchase of noncontrolling interest	$1,000

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 22 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The accompanying condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X, Rule 3-10, “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered.” The Company’s Notes due 2020, Notes due 2022 and Notes due 2023 are fully and unconditionally guaranteed by substantially all of the Company’s domestic 100% owned subsidiaries. The Company’s Notes due 2020 and the Notes due 2023, which were issued during 2014, were senior unsecured obligations of the Escrow Issuer, which, prior to the Gentiva Merger, was a non-guarantor subsidiary of the Company. In connection with the Gentiva Merger, the Escrow Issuer was merged with and into the Company, with the Company assuming the Notes due 2020 and Notes due 2023. See Note 14. The equity method has been used with respect to the parent company’s investment in subsidiaries.

The following condensed consolidating financial data present the financial position of the parent company/issuer, the guarantor subsidiaries and the non-guarantor subsidiaries as of December 31, 2016 and December 31, 2015, and the respective results of operations and cash flows for the three years ended December 31, 2016.

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)

	Year ended December 31, 2016
(In thousands)	Parent company/ issuer	Guarantor subsidiaries	Non-guarantor subsidiaries	Consolidating and eliminating adjustments	Consolidated
Revenues	$-	$6,284,655	$1,036,979	$(102,115)	$7,219,519
Salaries, wages and benefits	-	3,511,750	246,673	-	3,758,423
Supplies	-	331,865	52,233	-	384,098
Rent	-	307,296	83,238	-	390,534
Other operating expenses	-	737,991	107,689	-	845,680
General and administrative expenses	-	1,006,794	398,749	(102,115)	1,303,428
Other (income) expense	-	75	(2,975)	-	(2,900)
Litigation contingency expense	-	2,840	-	-	2,840
Impairment charges	-	220,887	121,672	-	342,559
Restructuring charges	-	105,157	2,018	-	107,175
Depreciation and amortization	-	148,708	10,694	-	159,402
Management fees	-	(8,862)	8,862	-	-
Intercompany interest (income) expense from affiliates	(222,445)	177,535	44,910	-	-
Interest expense (income)	234,630	(94)	111	-	234,647
Investment income	-	(490)	(2,672)	-	(3,162)
Equity in net loss of consolidating affiliates	656,019	-	-	(656,019)	-
	668,204	6,541,452	1,071,202	(758,134)	7,522,724
Loss from continuing operations before income taxes	(668,204)	(256,797)	(34,223)	656,019	(303,205)
Provision (benefit) for income taxes	(3,974)	308,768	9,536	-	314,330
Loss from continuing operations	(664,230)	(565,565)	(43,759)	656,019	(617,535)
Discontinued operations, net of income taxes:
Income from operations	-	6,452	164	-	6,616
Gain on divestiture of operations	-	295	-	-	295
Income from discontinued operations	-	6,747	164	-	6,911
Net loss	(664,230)	(558,818)	(43,595)	656,019	(610,624)
Earnings attributable to noncontrolling interests:
Continuing operations	-	-	(53,602)	-	(53,602)
Discontinued operations	-	-	(4)	-	(4)
	-	-	(53,606)	-	(53,606)
Loss attributable to Kindred	$(664,230)	$(558,818)	$(97,201)	$656,019	$(664,230)
Comprehensive loss	$(660,025)	$(558,598)	$(43,255)	$655,459	$(606,419)
Comprehensive loss attributable to Kindred	$(660,025)	$(558,598)	$(96,861)	$655,459	$(660,025)

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 22 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Condensed Consolidating Statement of Operations and Comprehensive Loss (Continued)

	Year ended December 31, 2015
(In thousands)	Parent company/ issuer	Guarantor subsidiaries	Non-guarantor subsidiaries	Consolidating and eliminating adjustments	Consolidated
Revenues	$-	$6,185,250	$972,531	$(102,874)	$7,054,907
Salaries, wages and benefits	-	3,384,596	229,495	-	3,614,091
Supplies	-	333,358	50,996	-	384,354
Rent	-	303,355	76,534	-	379,889
Other operating expenses	-	726,135	99,861	-	825,996
General and administrative expenses	-	1,099,107	388,805	(102,874)	1,385,038
Other (income) expense	-	86	(3,102)	-	(3,016)
Litigation contingency expense	-	138,648	-	-	138,648
Impairment charges	-	24,757	-	-	24,757
Restructuring charges	-	12,970	-	-	12,970
Depreciation and amortization	-	147,308	9,943	-	157,251
Management fees	-	(19,904)	19,904	-	-
Intercompany interest (income) expense from affiliates	(205,411)	160,172	45,239	-	-
Interest expense	228,826	3,220	349	-	232,395
Investment income	-	(1,650)	(1,156)	-	(2,806)
Equity in net loss of consolidating affiliates	79,183	-	-	(79,183)	-
	102,598	6,312,158	916,868	(182,057)	7,149,567
Income (loss) from continuing operations before income taxes	(102,598)	(126,908)	55,663	79,183	(94,660)
Provision (benefit) for income taxes	(9,214)	(41,167)	7,584	-	(42,797)
Income (loss) from continuing operations	(93,384)	(85,741)	48,079	79,183	(51,863)
Discontinued operations, net of income taxes:
Income (loss) from operations	-	755	(990)	-	(235)
Gain on divestiture of operations	-	1,244	-	-	1,244
Income (loss) from discontinued operations	-	1,999	(990)	-	1,009
Net income (loss)	(93,384)	(83,742)	47,089	79,183	(50,854)
(Earnings) loss attributable to noncontrolling interests:
Continuing operations	-	-	(42,564)	-	(42,564)
Discontinued operations	-	-	34	-	34
	-	-	(42,530)	-	(42,530)
Income (loss) attributable to Kindred	$(93,384)	$(83,742)	$4,559	$79,183	$(93,384)
Comprehensive income (loss)	$(93,465)	$(83,286)	$46,890	$78,926	$(50,935)
Comprehensive income (loss) attributable to Kindred	$(93,465)	$(83,286)	$4,360	$78,926	$(93,465)

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 22 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Condensed Consolidating Statement of Operations and Comprehensive Loss (Continued)

	Year ended December 31, 2014
(In thousands)	Parent company/ issuer	Guarantor subsidiaries	Non-guarantor subsidiaries	Consolidating and eliminating adjustments	Consolidated
Revenues	$-	$4,466,335	$664,504	$(103,240)	$5,027,599
Salaries, wages and benefits	-	2,309,844	133,035	-	2,442,879
Supplies	-	257,066	31,977	-	289,043
Rent	-	263,536	49,256	-	312,792
Other operating expenses	-	594,596	85,396	-	679,992
General and administrative expenses	-	779,056	293,219	(103,240)	969,035
Other (income) expense	-	233	(1,105)	-	(872)
Litigation contingency expense	-	4,600	-	-	4,600
Restructuring charges	-	4,435	-	-	4,435
Depreciation and amortization	-	146,994	8,576	-	155,570
Management fees	-	(13,256)	13,256	-	-
Intercompany interest (income) expense from affiliates	(117,330)	80,093	37,237	-	-
Interest expense	164,229	15	4,519	-	168,763
Investment income	-	(587)	(3,409)	-	(3,996)
Equity in net loss of consolidating affiliates	51,393	-	-	(51,393)	-
	98,292	4,426,625	651,957	(154,633)	5,022,241
Income (loss) from continuing operations before income taxes	(98,292)	39,710	12,547	51,393	5,358
Provision (benefit) for income taxes	(18,455)	13,086	5,831	-	462
Income (loss) from continuing operations	(79,837)	26,624	6,716	51,393	4,896
Discontinued operations, net of income taxes:
Loss from operations	-	(47,647)	(5,983)	-	(53,630)
Loss on divestiture of operations	-	(10,572)	(2,126)	-	(12,698)
Loss from discontinued operations	-	(58,219)	(8,109)	-	(66,328)
Net loss	(79,837)	(31,595)	(1,393)	51,393	(61,432)
(Earnings) loss attributable to noncontrolling interests:
Continuing operations	-	-	(18,872)	-	(18,872)
Discontinued operations	-	-	467	-	467
	-	-	(18,405)	-	(18,405)
Loss attributable to Kindred	$(79,837)	$(31,595)	$(19,798)	$51,393	$(79,837)
Comprehensive loss	$(82,136)	$(32,701)	$(2,560)	$53,666	$(63,731)
Comprehensive loss attributable to Kindred	$(82,136)	$(32,701)	$(20,965)	$53,666	$(82,136)

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 22 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Condensed Consolidating Balance Sheet

	As of December 31, 2016
(In thousands)	Parent company/ issuer	Guarantor subsidiaries	Non-guarantor subsidiaries	Consolidating and eliminating adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$-	$25,767	$111,294	$-	$137,061
Insurance subsidiary investments	-	-	108,966	-	108,966
Accounts receivable, net	-	1,022,850	149,228	-	1,172,078
Inventories	-	19,990	4,683	-	24,673
Income taxes	-	9,023	1,044	-	10,067
Other	-	56,054	7,639	-	63,693
	-	1,133,684	382,854	-	1,516,538
Property and equipment, net	-	807,501	71,085	-	878,586
Goodwill	-	1,977,003	450,071	-	2,427,074
Intangible assets, net	-	743,887	46,348	-	790,235
Insurance subsidiary investments	-	-	204,929	-	204,929
Intercompany	4,850,517	-	-	(4,850,517)	-
Deferred tax assets	-	-	7,224	(7,224)	-
Other	10,123	123,427	161,812	-	295,362
	$4,860,640	$4,785,502	$1,324,323	$(4,857,741)	$6,112,724
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$-	$112,286	$91,639	$-	$203,925
Salaries, wages and other compensation	-	339,600	57,886	-	397,486
Due to third party payors	-	41,320	-	-	41,320
Professional liability risks	-	3,401	61,883	-	65,284
Other accrued liabilities	74,634	175,700	19,402	-	269,736
Long-term debt due within one year	26,406	-	1,571	-	27,977
	101,040	672,307	232,381	-	1,005,728
Long-term debt	3,214,607	-	455	-	3,215,062
Intercompany/deficiency in earnings of consolidated subsidiaries	732,442	4,281,685	568,832	(5,582,959)	-
Professional liability risks	-	78,124	217,187	-	295,311
Deferred tax liabilities	-	209,032	-	(7,224)	201,808
Deferred credits and other liabilities	-	219,701	133,593	-	353,294
Commitments and contingencies
Equity (deficit):
Stockholder's equity (deficit)	812,551	(675,347)	(57,095)	732,442	812,551
Noncontrolling interests	-	-	228,970	-	228,970
	812,551	(675,347)	171,875	732,442	1,041,521
	$4,860,640	$4,785,502	$1,324,323	$(4,857,741)	$6,112,724

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 22 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

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

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 22 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Condensed Consolidating Statement of Cash Flows

	Year ended December 31, 2016
(In thousands)	Parent company/ issuer	Guarantor subsidiaries	Non-guarantor subsidiaries	Consolidating and eliminating adjustments	Consolidated
Net cash provided by (used in) operating activities	$(5,302)	$95,039	$95,225	$-	$184,962
Cash flows from investing activities:
Routine capital expenditures	-	(88,875)	(7,177)	-	(96,052)
Development capital expenditures	-	(14,060)	(20,765)	-	(34,825)
Acquisitions, net of cash acquired	-	(78,840)	-	-	(78,840)
Acquisition deposits	-	18,489	-	-	18,489
Sale of assets	-	25,987	-	-	25,987
Purchase of insurance subsidiary investments	-	-	(97,740)	-	(97,740)
Sale of insurance subsidiary investments	-	-	95,488	-	95,488
Net change in insurance subsidiary cash and cash equivalents	-	-	877	-	877
Net change in other investments	-	(34,521)	1,751	-	(32,770)
Other	-	(255)	-	-	(255)
Net cash used in investing activities	-	(172,075)	(27,566)	-	(199,641)
Cash flows from financing activities:
Proceeds from borrowings under revolving credit	1,643,300	-	-	-	1,643,300
Repayment of borrowings under revolving credit	(1,689,400)	-	-	-	(1,689,400)
Proceeds from issuance of term loan, net of discount	198,100	-	-	-	198,100
Proceeds from other long-term debt	-	-	750	-	750
Repayment of term loan	(13,527)	-	-	-	(13,527)
Repayment of other long-term debt	-	-	(1,104)	-	(1,104)
Payment of deferred financing costs	(522)	-	-	-	(522)
Payment of dividend for Mandatory Redeemable Preferred Stock	(11,514)	-	-	-	(11,514)
Dividends paid	(40,738)	-	-	-	(40,738)
Contributions made by noncontrolling interests	-	-	14,514	-	14,514
Distributions to noncontrolling interests	-	-	(45,985)	-	(45,985)
Purchase of noncontrolling interests	-	-	(1,000)	-	(1,000)
Other	-	108	-	-	108
Net change in intercompany accounts	(80,397)	84,463	(4,066)	-	-
Net cash provided by (used in) financing activities	5,302	84,571	(36,891)	-	52,982
Change in cash and cash equivalents	-	7,535	30,768	-	38,303
Cash and cash equivalents at beginning of period	-	18,232	80,526	-	98,758
Cash and cash equivalents at end of period	$-	$25,767	$111,294	$-	$137,061

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 22 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Condensed Consolidating Statement of Cash Flows (Continued)

	Year ended December 31, 2015
(In thousands)	Parent company/ issuer	Guarantor subsidiaries	Non-guarantor subsidiaries	Consolidating and eliminating adjustments	Consolidated
Net cash provided by operating activities	$21,963	$71,617	$69,682	$-	$163,262
Cash flows from investing activities:
Routine capital expenditures	-	(110,776)	(11,155)	-	(121,931)
Development capital expenditures	-	(19,931)	-	-	(19,931)
Acquisitions, net of cash acquired	-	(511,683)	(161,864)	-	(673,547)
Acquisition deposits	-	176,511	-	-	176,511
Sale of assets	-	8,735	-	-	8,735
Proceeds from senior unsecured notes offering held in escrow	-	-	1,350,000	-	1,350,000
Interest in escrow for senior unsecured notes	-	-	23,438	-	23,438
Purchase of insurance subsidiary investments	-	-	(85,222)	-	(85,222)
Sale of insurance subsidiary investments	-	-	75,075	-	75,075
Net change in insurance subsidiary cash and cash equivalents	-	-	(12,271)	-	(12,271)
Proceeds from note receivable	-	25,000	-	-	25,000
Net change in other investments	-	(4,620)	-	-	(4,620)
Other	-	10,972	-	-	10,972
Net cash provided by (used in) investing activities	-	(425,792)	1,178,001	-	752,209
Cash flows from financing activities:
Proceeds from borrowings under revolving credit	1,740,450	-	-	-	1,740,450
Repayment of borrowings under revolving credit	(1,631,850)	-	-	-	(1,631,850)
Proceeds from issuance of senior unsecured notes due 2020 and 2023	1,350,000	-	(1,350,000)	-	-
Proceeds from issuance of term loan, net of discount	199,000	-	-	-	199,000
Repayment of Gentiva debt	-	(1,177,363)	-	-	(1,177,363)
Repayment of term loan	(12,010)	-	-	-	(12,010)
Repayment of other long-term debt	-	-	(6,752)	-	(6,752)
Payment of deferred financing costs	(3,446)	-	-	-	(3,446)
Issuance of Common Stock in connection with employee benefit plans	534	-	-	-	534
Payment of costs associated with issuance of common stock and tangible equity units	(915)	-	-	-	(915)
Payment of dividend for Mandatory Redeemable Preferred Stock	(10,887)	-	-	-	(10,887)
Dividends paid	(40,119)	-	-	-	(40,119)
Contributions made by noncontrolling interests	-	-	2,152	-	2,152
Distributions to noncontrolling interests	-	-	(42,458)	-	(42,458)
Change in intercompany accounts	(1,612,720)	1,417,599	195,121	-	-
Other	-	2,763	-	-	2,763
Net cash provided by (used in) financing activities	(21,963)	242,999	(1,201,937)	-	(980,901)
Change in cash and cash equivalents	-	(111,176)	45,746	-	(65,430)
Cash and cash equivalents at beginning of period	-	129,408	34,780	-	164,188
Cash and cash equivalents at end of period	$-	$18,232	$80,526	$-	$98,758

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 22 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Condensed Consolidating Statement of Cash Flows (Continued)

	Year ended December 31, 2014
(In thousands)	Parent company/ issuer	Guarantor subsidiaries	Non-guarantor subsidiaries	Consolidating and eliminating adjustments	Consolidated
Net cash provided by (used in) operating activities	$(26,637)	$91,605	$40,503	$-	$105,471
Cash flows from investing activities:
Routine capital expenditures	-	(85,983)	(5,098)	-	(91,081)
Development capital expenditures	-	(5,257)	-	-	(5,257)
Acquisitions, net of cash acquired	-	(23,986)	(150)	-	(24,136)
Acquisition deposits	-	(195,000)	-	-	(195,000)
Sale of assets	-	23,861	-	-	23,861
Proceeds from senior unsecured notes offering held in escrow	-	-	(1,350,000)	-	(1,350,000)
Interest in escrow for senior unsecured notes	-	-	(23,438)	-	(23,438)
Purchase of insurance subsidiary investments	-	-	(105,324)	-	(105,324)
Sale of insurance subsidiary investments	-	-	51,716	-	51,716
Net change in insurance subsidiary cash and cash equivalents	-	-	33,683	-	33,683
Net change in other investments	-	1,406	-	-	1,406
Other	-	679	-	-	679
Net cash used in investing activities	-	(284,280)	(1,398,611)	-	(1,682,891)
Cash flows from financing activities:
Proceeds from borrowings under revolving credit	1,551,515	-	-	-	1,551,515
Repayment of borrowings under revolving credit	(1,807,615)	-	-	-	(1,807,615)
Proceeds from issuance of term loan, net of discount	997,500				997,500
Proceeds from issuance of senior unsecured notes due 2022	500,000	-	-	-	500,000
Proceeds from issuance of senior unsecured notes due 2020 and 2023	-	-	1,350,000	-	1,350,000
Proceeds from issuance of debt component of tangible equity units	34,773	-	-	-	34,773
Repayment of senior unsecured notes	(550,000)	-	-	-	(550,000)
Repayment of term loan	(788,563)	-	-	-	(788,563)
Repayment of other long-term debt	-	(35)	(238)	-	(273)
Payment of deferred financing costs	(3,431)	-	-	-	(3,431)
Equity offering, net of offering costs	321,968	-	-	-	321,968
Issuance of equity component of tangible equity units, net of issuance costs	133,336	-	-	-	133,336
Issuance of Common Stock in connection with employee benefit plans	6,243	-	-	-	6,243
Dividends paid	(28,594)	-	-	-	(28,594)
Distributions to noncontrolling interests	-	-	(13,692)	-	(13,692)
Change in intercompany accounts	(340,495)	296,114	44,381	-	-
Other	-	2,469	-	-	2,469
Net cash provided by financing activities	26,637	298,548	1,380,451	-	1,705,636
Change in cash and cash equivalents	-	105,873	22,343	-	128,216
Cash and cash equivalents at beginning of period	-	23,535	12,437	-	35,972
Cash and cash equivalents at end of period	$-	$129,408	$34,780	$-	$164,188

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 23 – LEGAL AND REGULATORY PROCEEDINGS

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

Medicare and Medicaid payment reviews, audits, and investigations—As a result of the Company’s participation in the Medicare and Medicaid programs, the Company faces and is currently subject to various governmental and internal reviews, audits, and investigations to verify the Company’s compliance with these programs and applicable laws and regulations. The Company is routinely subject to audits under various government programs, such as the CMS Recovery Audit Contractor program, in which third party firms engaged by CMS conduct extensive reviews of claims data and medical and other records to identify potential improper payments to healthcare providers under the Medicare program. In addition, the Company, like other healthcare providers, is subject to ongoing investigations by the OIG, the DOJ and state attorneys general into the billing of services provided to Medicare and Medicaid patients, including whether such services were properly documented and billed, whether services provided were medically necessary, and general compliance with conditions of participation in the Medicare and Medicaid programs. Private pay sources such as third party insurance and managed care entities also often reserve the right to conduct audits. The Company’s costs to respond to and defend any such reviews, audits, and investigations are significant and are likely to increase in the current enforcement environment. These audits and investigations may require the Company to refund or retroactively adjust amounts that have been paid under the relevant government program or by other payors. Further, an adverse review, audit, or investigation also could result in other adverse consequences, particularly if the underlying conduct is found to be pervasive or systemic. These consequences include (1) state or federal agencies imposing fines, penalties, and other sanctions on the Company; (2) loss of the Company’s right to participate in the Medicare or Medicaid programs or one or more third party payor networks; (3) indemnity claims asserted by customers and others for which the Company provides services; and (4) damage to the Company’s reputation in various markets, which could adversely affect the Company’s ability to attract patients, residents and employees.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 23 – LEGAL AND REGULATORY PROCEEDINGS (Continued)

On January 12, 2016, the Company entered into a settlement agreement (the “Settlement Agreement”) with the United States of America, acting through the DOJ and on behalf of the OIG (the “United States”), to resolve the pending DOJ investigation concerning the operations of RehabCare, a therapy services company the Company acquired on June 1, 2011. Under the Settlement Agreement, the Company paid $125 million, plus accrued interest from August 31, 2015, at the rate of 1.875% per annum to the United States during the first quarter of 2016. In the first quarter of 2015, the Company recorded a $95 million loss reserve for this matter and disclosed an estimated settlement range of $95 million to $125 million. Based on the progress of continuing settlement discussions through October 2015, the Company recorded an additional $30 million loss provision in the third quarter of 2015. The Company recorded an additional loss reserve of approximately $2 million in the fourth quarter of 2015 related to the Settlement Agreement and associated costs and, in connection with establishing the final terms of the Settlement Agreement, also recorded an income tax benefit of $47 million in the fourth quarter of 2015. In connection with the resolution of this matter, and in exchange for the OIG’s agreement not to exclude the Company or its subsidiaries from participating in the federal healthcare programs, on January 11, 2016, the Company entered into the RehabCare CIA.

In connection with the Settlement Agreement, RehabCare has received requests for indemnification from some of its current and former customers related to alleged damages stemming from payments made by these customers to the DOJ and the related legal and other costs. As of December 31, 2016, the Company has recorded an estimated aggregate loss contingency reserve of approximately $5.8 million for these matters. No estimate of the possible loss in excess of the amount accrued can be made regarding these matters at this time. There is no certainty about the timing or likelihood of any definitive resolutions relating to these indemnification claims. The Company disputes the allegations in these indemnification claims and will defend these and any related claims vigorously.

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

Employment-related lawsuits—The Company’s operations are subject to a variety of federal and state employment-related laws and regulations, including but not limited to the U.S. Fair Labor Standards Act (“FLSA”), Equal Employment Opportunity laws, and enforcement policies of the Equal Employment Opportunity Commission, the Office of Civil Rights and state attorneys general, federal and state wage and hour laws, and a variety of laws enacted by the federal and state governments that govern these and other employment-related matters. Accordingly, the Company is currently subject to employee-related claims, class actions and other lawsuits and proceedings in connection with the Company’s operations, including but not limited to those related to alleged wrongful discharge, illegal discrimination, and violations of equal employment and federal and state wage and hour laws. Because labor represents such a large portion of the Company’s operating costs, noncompliance with these evolving federal and state laws and regulations could subject the Company to significant back pay awards, fines, and additional lawsuits and proceedings. These claims, lawsuits, and proceedings are in various stages of adjudication or investigation and involve a wide variety of claims and potential outcomes.

As a result of the decertification of a wage and hour class action lawsuit (Rindfleisch v. Gentiva), single-plaintiff lawsuits with identical claims have been filed against the Company. Including Rindfleisch, which has four plaintiffs, there are 143 lawsuits pending in federal district court for the Northern District of Georgia. These lawsuits pertain to a compensation plan that paid Gentiva’s home health employees on both a per visit and an hourly basis, thereby allegedly voiding their FLSA exempt status and entitling them to overtime pay. The plaintiffs in these lawsuits are seeking attorneys’ fees and costs, back wages and liquidated damages under the FLSA. The Company recorded an estimated loss contingency reserve of $5.5 million related to these matters. At this time, no estimate of the possible loss or range of loss in excess of the amount accrued can be made regarding these lawsuits. The Company disputes the allegations made in these lawsuits and will defend these and any related claims vigorously.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 23 – LEGAL AND REGULATORY PROCEEDINGS (Continued)

Minimum staffing lawsuits—Various states in which the Company operates have established minimum staffing requirements or may establish minimum staffing requirements in the future. While the Company seeks to comply with all applicable staffing requirements, the regulations in this area are complex and the Company may experience compliance issues from time to time. Failure to comply with such minimum staffing requirements may result in one or more facilities failing to meet the conditions of participation under relevant federal and state healthcare programs and the imposition of significant fines, damages, or other sanctions.

Shareholder actions—The Company is also subject to lawsuits and other shareholder actions brought from time to time. A shareholder derivative action (the “Complaint”) is currently pending against certain of the Company’s current and former officers and directors in circuit court for Jefferson County, Kentucky. The Complaint also names the Company as a nominal defendant. The Complaint alleges that the named current and former officers and directors breached their respective duties of good faith, loyalty, and candor, and other general fiduciary duties owed to the Company and its shareholders by, among other things, failing to exercise reasonable and prudent supervision over the management, polices, and controls of the Company in order to detect practices that existed at RehabCare resulting in the Company having to enter into two separate settlement agreements with the DOJ. The Company disputes the allegations made in the Complaint and will defend this action and any related claims vigorously.

Ordinary course matters—In addition to the matters described above, the Company is subject to investigations, claims, and lawsuits in the ordinary course of business, including investigations resulting from the Company’s obligation to self-report suspected violations of law and professional liability claims, particularly in the Company’s hospital and nursing center operations. In many of these claims, plaintiffs’ attorneys are seeking significant fines and compensatory and punitive damages in addition to attorneys’ fees. The Company maintains professional and general liability insurance in amounts and coverage that management believes are sufficient for the Company’s operations. However, the Company’s insurance may not cover all claims against the Company or the full extent of its liability.

KINDRED HEALTHCARE, INC.

QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)

(In thousands, except per share amounts)

The following table represents summary quarterly consolidated financial information (unaudited) for the years ended December 31, 2016 and 2015:

	2016 (a)
	First	Second	Third	Fourth
Revenues	$1,837,971	$1,842,070	$1,793,527	$1,745,951
Net income (loss):
Income (loss) from continuing operations	25,837	34,381	(671,295)	(6,458)
Discontinued operations, net of income taxes:
Income (loss) from operations	(582)	3,016	(12)	4,194
Gain (loss) on divestiture of operations	262	(83)	-	116
Income (loss) from discontinued operations	(320)	2,933	(12)	4,310
Net income (loss)	25,517	37,314	(671,307)	(2,148)
(Earnings) loss attributable to noncontrolling interests:
Continuing operations	(12,514)	(13,522)	(14,305)	(13,261)
Discontinued operations	(2)	(3)	(1)	2
	(12,516)	(13,525)	(14,306)	(13,259)
Income (loss) attributable to Kindred	13,001	23,789	(685,613)	(15,407)
Earnings (loss) per common share:
Basic:
Income (loss) from continuing operations	0.15	0.24	(7.89)	(0.23)
Discontinued operations:
Income (loss) from operations	-	0.03	-	0.05
Gain (loss) on divestiture of operations	-	-	-	-
Income (loss) from discontinued operations	-	0.03	-	0.05
Net income (loss)	0.15	0.27	(7.89)	(0.18)
Diluted:
Income (loss) from continuing operations	0.15	0.23	(7.89)	(0.23)
Discontinued operations:
Income (loss) from operations	-	0.03	-	0.05
Gain (loss) on divestiture of operations	-	-	-	-
Income (loss) from discontinued operations	-	0.03	-	0.05
Net income (loss)	0.15	0.26	(7.89)	(0.18)
Shares used in computing earnings (loss) per common share:
Basic	86,590	86,836	86,869	86,904
Diluted	87,249	87,500	86,869	86,904
Market prices:
High	12.65	15.66	12.55	10.69
Low	7.96	10.43	9.67	5.65

(a)	See Note 4 for a discussion of impairment charges and Note 10 for a discussion on deferred tax valuation allowances.

KINDRED HEALTHCARE, INC.

QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED) (Continued)

(In thousands, except per share amounts)

	2015 (a)
	First	Second	Third	Fourth
Revenues	$1,675,967	$1,833,475	$1,764,516	$1,780,949
Net income (loss):
Income (loss) from continuing operations	(134,588)	33,710	(6,969)	55,984
Discontinued operations, net of income taxes:
Income (loss) from operations	(3,424)	(589)	2,269	1,509
Gain on divestiture of operations	-	983	-	261
Income (loss) from discontinued operations	(3,424)	394	2,269	1,770
Net income (loss)	(138,012)	34,104	(4,700)	57,754
(Earnings) loss attributable to noncontrolling interests:
Continuing operations	(8,847)	(11,735)	(9,900)	(12,082)
Discontinued operations	29	2	1	2
	(8,818)	(11,733)	(9,899)	(12,080)
Income (loss) attributable to Kindred	(146,830)	22,371	(14,599)	45,674
Earnings (loss) per common share:
Basic:
Income (loss) from continuing operations	(1.80)	0.25	(0.20)	0.50
Discontinued operations:
Income (loss) from operations	(0.04)	(0.01)	0.03	0.02
Gain on divestiture of operations	-	0.01	-	-
Income (loss) from discontinued operations	(0.04)	-	0.03	0.02
Net income (loss)	(1.84)	0.25	(0.17)	0.52
Diluted:
Income (loss) from continuing operations	(1.80)	0.25	(0.20)	0.50
Discontinued operations:
Income (loss) from operations	(0.04)	(0.01)	0.03	0.02
Gain on divestiture of operations	-	0.01	-	-
Income (loss) from discontinued operations	(0.04)	-	0.03	0.02
Net income (loss)	(1.84)	0.25	(0.17)	0.52
Shares used in computing earnings (loss) per common share:
Basic	79,575	86,045	86,184	86,336
Diluted	79,575	86,402	86,184	87,232
Market prices:
High	24.65	24.66	23.36	15.75
Low	16.94	20.25	15.61	11.12

(a)	See Note 4 for a discussion of impairment charges.

KINDRED HEALTHCARE, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

(In thousands)

		Additions
	Balance at beginning of period	Charged to cost and expenses	Other	Acquisitions	Deductions or payments	Balance at end of period
Allowance for loss on accounts receivable:
Year ended December 31, 2014	$41,025	$41,803	$-	$-	$(29,973)	$52,855
Year ended December 31, 2015	52,855	52,460	-	-	(42,419)	62,896
Year ended December 31, 2016	62,896	40,804	-	-	(32,630)	71,070
Allowance for deferred taxes (a):
Year ended December 31, 2014	$49,743	$-	$1,226	$-	$-	$50,969
Year ended December 31, 2015	50,969	-	-	10,063	(14,356)	46,676
Year ended December 31, 2016	46,676	385,752	-	(86)	(9,188)	423,154

(a)

The Company identified deferred income tax assets for federal income tax NOLs of $162.4 million, $119.1 million and $51.4 million at December 31, 2016, December 31, 2015 and December 31, 2014, respectively, with a corresponding federal deferred income tax valuation allowance of $162.4 million at December 31, 2016 after determining that these federal net deferred income tax assets were not realizable. There were no corresponding federal deferred income tax valuation allowances at December 31, 2015 and December 31, 2014. The Company identified deferred income tax assets for state income tax NOLs of $60.4 million, $60.0 million and $68.8 million at December 31, 2016, December 31, 2015 and December 31, 2014, respectively, and a corresponding state deferred income tax valuation allowance of $60.0 million, $46.7 million and $50.9 million at December 31, 2016, December 31, 2015 and December 31, 2014, respectively, after determining that all or a portion of these state net deferred income tax assets were not realizable.