Form 10-Q
period 2017-03-31
KINDRED HEALTHCARE, INC
filed 2017-05-09
CIK 1060009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company,  or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Emerging growth company☐
Non-accelerated filer	☐	Smaller reporting company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at April 30, 2017
Common stock, $0.25 par value	85,633,640 shares

1 of 71

KINDRED HEALTHCARE, INC.

FORM 10-Q

KINDRED HEALTHCARE, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three months ended
	March 31,
	2017	2016
Revenues	$1,768,396	$1,837,971
Salaries, wages and benefits	931,880	926,214
Supplies	90,186	99,416
Rent	95,612	97,517
Other operating expenses	205,483	214,701
General and administrative expenses (exclusive of depreciation and amortization expense included below)	323,236	353,826
Other income	(228)	(952)
Litigation contingency expense	-	1,910
Impairment charges	1,157	7,788
Restructuring charges	16,172	1,952
Depreciation and amortization	34,960	40,681
Interest expense	59,334	57,499
Investment income	(527)	(254)
	1,757,265	1,800,298
Income from continuing operations before income taxes	11,131	37,673
Provision for income taxes	2,302	11,836
Income from continuing operations	8,829	25,837
Discontinued operations, net of income taxes:
Income (loss) from operations	387	(582)
Gain on divestiture of operations	-	262
Income (loss) from discontinued operations	387	(320)
Net income	9,216	25,517
(Earnings) loss attributable to noncontrolling interests:
Continuing operations	(14,965)	(12,514)
Discontinued operations	1	(2)
	(14,964)	(12,516)
Income (loss) attributable to Kindred	$(5,748)	$13,001
Amounts attributable to Kindred stockholders:
Income (loss) from continuing operations	$(6,136)	$13,323
Income (loss) from discontinued operations	388	(322)
Net income (loss)	$(5,748)	$13,001
Earnings (loss) per common share:
Basic:
Income (loss) from continuing operations	$(0.07)	$0.15
Discontinued operations:
Income (loss) from operations	-	-
Gain on divestiture of operations	-	-
Income (loss) from discontinued operations	-	-
Net income (loss)	$(0.07)	$0.15

Diluted:
Income (loss) from continuing operations	$(0.07)	$0.15
Discontinued operations:
Income (loss) from operations	-	-
Gain on divestiture of operations	-	-
Income (loss) from discontinued operations	-	-
Net income (loss)	$(0.07)	$0.15
Shares used in computing earnings (loss) per common share:
Basic	87,085	86,590
Diluted	87,085	87,249
Cash dividends declared and paid per common share	$0.12	$0.12

See accompanying notes.

KINDRED HEALTHCARE, INC.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands)

	Three months ended
	March 31,
	2017	2016
Net income	$9,216	$25,517
Other comprehensive income (loss):
Available-for-sale securities (Note 10):
Change in unrealized investment gains	949	610
Reclassification of (gains) losses realized in net income	(1)	135
Net change	948	745
Interest rate swaps (Note 1):
Change in unrealized gains (losses)	1,026	(6,096)
Reclassification of (gains) losses realized in net income, net of payments	(103)	391
Net change	923	(5,705)
Income tax benefit related to items of other comprehensive income (loss)	-	2,138
Other comprehensive income (loss)	1,871	(2,822)
Comprehensive income	11,087	22,695
Earnings attributable to noncontrolling interests	(14,964)	(12,516)
Comprehensive income (loss) attributable to Kindred	$(3,877)	$10,179

See accompanying notes.

KINDRED HEALTHCARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

(In thousands, except per share amounts)

	March 31,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$116,913	$137,061
Insurance subsidiary investments	110,872	108,966
Accounts receivable less allowance for loss of $74,240 ─ March 31, 2017 and $71,070 ─ December 31, 2016	1,246,855	1,172,078
Inventories	24,701	24,673
Income taxes	7,776	10,067
Other	66,899	63,693
	1,574,016	1,516,538

Property and equipment	2,014,453	2,026,430
Accumulated depreciation	(1,158,911)	(1,147,844)
	855,542	878,586

Goodwill	2,427,074	2,427,074
Intangible assets less accumulated amortization of $105,999 ─ March 31, 2017 and $102,580 ─ December 31, 2016	783,020	790,235
Insurance subsidiary investments	201,115	204,929
Other	303,842	295,362
Total assets (a)	$6,144,609	$6,112,724
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$179,151	$203,925
Salaries, wages and other compensation	378,805	397,486
Due to third party payors	34,481	41,320
Professional liability risks	66,073	65,284
Other accrued liabilities	241,387	269,736
Long-term debt due within one year	24,828	27,977
	924,725	1,005,728

Long-term debt	3,344,511	3,215,062
Professional liability risks	300,773	295,311
Deferred tax liabilities	202,867	201,808
Deferred credits and other liabilities	354,277	353,294

Commitments and contingencies (Note 12)

Equity:
Stockholder's equity:
Common stock, $0.25 par value; authorized 175,000 shares; issued 85,691 shares ─ March 31, 2017 and 85,166 shares ─ December 31, 2016	21,423	21,291
Capital in excess of par value	1,700,748	1,710,231
Accumulated other comprehensive income	3,444	1,573
Accumulated deficit	(926,292)	(920,544)
	799,323	812,551
Noncontrolling interests	218,133	228,970
Total equity	1,017,456	1,041,521
Total liabilities (a) and equity	$6,144,609	$6,112,724

(a)

The Company’s consolidated assets as of March 31, 2017 and December 31, 2016 include total assets of variable interest entities of $395.7 million and $394.1 million, respectively, which can only be used to settle the obligations of the variable interest entities. The Company’s consolidated liabilities as of March 31, 2017 and December 31, 2016 include total liabilities of variable interest entities of $37.5 million and $38.9 million, respectively. See note 1 of the notes to unaudited condensed consolidated financial statements.

See accompanying notes.

KINDRED HEALTHCARE, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(In thousands)

	Three months ended
	March 31,
	2017	2016
Cash flows from operating activities:
Net income	$9,216	$25,517
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation expense	30,300	33,957
Amortization of intangible assets	4,660	6,826
Amortization of stock-based compensation costs	3,132	4,404
Amortization of deferred financing costs	4,132	3,567
Payment of capitalized lender fees related to debt amendment	(5,403)	-
Provision for doubtful accounts	11,218	11,725
Deferred income taxes	1,227	11,496
Impairment charges	1,157	7,788
Gain on divestiture of discontinued operations	-	(262)
Other	6,050	303
Change in operating assets and liabilities:
Accounts receivable	(85,833)	(87,892)
Inventories and other assets	(4,457)	(5,232)
Accounts payable	(24,497)	(10,621)
Income taxes	2,291	146
Due to third party payors	(6,839)	(4,843)
Other accrued liabilities	(38,992)	(127,219)
Net cash used in operating activities	(92,638)	(130,340)
Cash flows from investing activities:
Routine capital expenditures	(11,941)	(18,106)
Development capital expenditures	(5,439)	(10,019)
Acquisitions, net of cash acquired	(3,150)	(26,339)
Acquisition deposits	-	18,489
Sale of assets	-	1,081
Purchase of insurance subsidiary investments	(22,308)	(32,841)
Sale of insurance subsidiary investments	18,699	30,890
Net change in insurance subsidiary cash and cash equivalents	6,412	9,958
Net change in other investments	29	(33,981)
Other	154	(1,919)
Net cash used in investing activities	(17,544)	(62,787)
Cash flows from financing activities:
Proceeds from borrowings under revolving credit	478,600	533,700
Repayment of borrowings under revolving credit	(343,400)	(303,100)
Proceeds from other long-term debt	-	750
Repayment of term loan	(3,509)	(3,003)
Repayment of other long-term debt	(284)	(280)
Payment of deferred financing costs	(79)	(151)
Payment of dividend for mandatory redeemable preferred stock	(3,010)	(2,801)
Dividends paid	(10,228)	(10,068)
Payroll tax payments for equity awards issuance	(2,255)	(2,649)
Contributions made by noncontrolling interests	-	4,368
Distributions to noncontrolling interests	(25,801)	(16,315)
Purchase of noncontrolling interests	-	(1,000)
Net cash provided by financing activities	90,034	199,451
Change in cash and cash equivalents	(20,148)	6,324
Cash and cash equivalents at beginning of period	137,061	98,758
Cash and cash equivalents at end of period	$116,913	$105,082
Supplemental information:
Interest payments	$74,839	$73,676
Income tax refunds	1,240	188
Non-cash contribution made by noncontrolling interest	-	2,800

See accompanying notes.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

Business

Kindred Healthcare, Inc. is a healthcare services company that through its subsidiaries operates a home health, hospice and community care business, transitional care (“TC”) hospitals, inpatient rehabilitation hospitals (“IRFs”), a contract rehabilitation services business, nursing centers, and assisted living facilities across the United States (collectively, the “Company” or “Kindred”). At March 31, 2017, the Company’s Kindred at Home division primarily provided home health, hospice, and community care services from 619 sites of service in 40 states. The Company’s hospital division operated 82 TC hospitals (certified as long-term acute care (“LTAC”) hospitals under the Medicare program) in 18 states. The Company’s Kindred Rehabilitation Services division operated 19 IRFs and 101 hospital-based acute rehabilitation units (“ARUs”) (certified as IRFs), and provided rehabilitation services primarily in hospitals and long-term care settings in 46 states. The Company’s nursing center division operated 91 nursing centers and seven assisted living facilities in 19 states.

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

Recently issued accounting requirements

In January 2017, the Financial Accounting Standards Board (the “FASB”) issued authoritative guidance that simplifies the measurement of goodwill impairment to a single-step test. The guidance removes step two of the goodwill impairment test, which required a hypothetical purchase price allocation. The measurement of goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. Under the revised guidance, failing step one will always result in goodwill impairment. The new guidance is effective for annual and interim periods beginning after December 15, 2019 and early adoption is permitted. The Company adopted the new guidance on January 1, 2017 on a prospective basis. If the Company fails step one of the goodwill impairment test under the new guidance, the results could materially impact the Company’s financial position and results of operations but not its business or liquidity.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION (Continued)

Recently issued accounting requirements (Continued)

In June 2016, the FASB issued authoritative guidance for accounting for credit losses on financial instruments. The new guidance introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments and modifies the impairment model for available-for-sale debt securities. The new guidance is effective for annual periods beginning after December 15, 2019 and early adoption is permitted beginning after December 15, 2018. The adoption of this standard is not expected to have a material impact on the Company’s business, financial position, results of operations, and liquidity.

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

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION (Continued)

Equity

The following table sets forth the changes in equity attributable to noncontrolling interests and equity attributable to Kindred stockholders for the three months ended March 31, 2017 and 2016 (in thousands):

For the three months ended March 31, 2017	Amounts attributable to Kindred stockholders	Noncontrolling interests	Total equity
Balance at December 31, 2016	$812,551	$228,970	$1,041,521
Comprehensive income (loss):
Net income (loss)	(5,748)	14,964	9,216
Other comprehensive income	1,871	-	1,871
	(3,877)	14,964	11,087
Shares tendered by employees for statutory tax withholdings upon issuance of common stock	(2,255)	-	(2,255)
Stock-based compensation amortization	3,132	-	3,132
Dividends paid	(10,228)	-	(10,228)
Distributions to noncontrolling interests	-	(25,801)	(25,801)
Balance at March 31, 2017	$799,323	$218,133	$1,017,456

For the three months ended March 31, 2016
Balance at December 31, 2015	$1,499,854	$206,193	$1,706,047
Comprehensive income:
Net income	13,001	12,516	25,517
Other comprehensive loss	(2,822)	-	(2,822)
	10,179	12,516	22,695
Shares tendered by employees for statutory tax withholdings upon issuance of common stock	(2,649)	-	(2,649)
Income tax provision in connection with the issuance of common stock under employee benefit plans	(142)	-	(142)
Stock-based compensation amortization	4,404	-	4,404
Dividends paid	(10,068)	-	(10,068)
Contributions made by noncontrolling interests	-	7,168	7,168
Distributions to noncontrolling interests	-	(16,315)	(16,315)
Purchase of noncontrolling interests	(234)	(2,158)	(2,392)
Balance at March 31, 2016	$1,501,344	$207,404	$1,708,748

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION (Continued)

Derivative financial instruments

In January 2016, the Company entered into three interest rate swap agreements to hedge its floating interest rate on an aggregate of $325 million of debt outstanding under its Term Loan Facility (as defined in Note 11). The interest rate swaps have an effective date of January 11, 2016, and expire on January 9, 2021. The Company is required to make payments based upon a fixed interest rate of 1.862% and 1.855% calculated on the notional amount of $175 million and $150 million, respectively. In exchange, the Company will receive interest on $325 million at a variable interest rate that is based upon the three-month London Interbank Offered Rate (“LIBOR”), subject to a minimum rate of 1.0%.

In March 2014, the Company entered into an interest rate swap agreement to hedge its floating interest rate on an aggregate of $400 million of debt outstanding under its Term Loan Facility. On April 8, 2014, the Company completed a novation of a portion of its $400 million swap agreement to two new counterparties, each in the amount of $125 million. The original swap contract was not amended, terminated, or otherwise modified. The interest rate swap had an effective date of April 9, 2014, will expire on April 9, 2018, and continues to apply to the Term Loan Facility. The Company is required to make payments based upon a fixed interest rate of 1.867% calculated on the notional amount of $400 million. In exchange, the Company will receive interest on $400 million at a variable interest rate that is based upon the three-month LIBOR, subject to a minimum rate of 1.0%.

The interest rate swaps were assessed for hedge effectiveness for accounting purposes and the Company determined the interest rate swaps qualify for cash flow hedge accounting at March 31, 2017. The Company records the effective portion of the gain or loss on these derivative financial instruments in accumulated other comprehensive income (loss) as a component of stockholders’ equity and records the ineffective portion of the gain or loss on these derivative financial instruments as interest expense. For the three months ended March 31, 2017 and 2016, there was no ineffectiveness related to the interest rate swaps.

The aggregate fair value of the interest rate swaps recorded in other accrued liabilities was $1.7 million and $2.7 million at March 31, 2017 and December 31, 2016, respectively.

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

Of the Company’s 19 operating IRFs, 17 are partnerships subject to an operating and management services agreement. Under United States generally accepted accounting principles (“GAAP”), the Company determined that 14 of these 17 partnerships qualify as VIEs and concluded that the Company is the primary beneficiary in all but one partnership. The Company holds an ownership interest and acts as manager in each of the partnerships. Through the management services agreement, the Company is delegated necessary responsibilities to provide management services, administrative services and direction of the day-to-day operations. Based upon the Company’s assessment of the most significant activities of the IRFs, the manager has the ability to direct the majority of those activities in 13 of the partnerships.

The analysis upon which the consolidation determination rests can be complex, can involve uncertainties, and requires judgment on various matters, some of which could be subject to different interpretations.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION (Continued)

Variable interest entities (Continued)

The carrying amounts and classifications of the assets and liabilities of the consolidated VIEs are as follows (in thousands):

	March 31,	December 31,
	2017	2016
Assets:
Current assets:
Cash and cash equivalents	$42,648	$41,681
Accounts receivable, net	35,992	33,996
Inventories	1,641	1,641
Other	2,323	2,824
	82,604	80,142
Property and equipment, net	16,090	16,736
Goodwill	275,375	275,375
Intangible assets, net	21,630	21,839
Other	15	15
Total assets	$395,714	$394,107
Liabilities:
Current liabilities:
Accounts payable	$22,501	$23,345
Salaries, wages and other compensation	2,162	3,160
Other accrued liabilities	3,245	3,046
Long-term debt due within one year	1,433	1,571
	29,341	31,122
Long-term debt	309	455
Deferred credits and other liabilities	7,870	7,357
Total liabilities	$37,520	$38,934

Other information

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for quarterly reports on Form 10-Q of Regulation S-X and do not include all of the disclosures normally required by GAAP or those normally required in annual reports on Form 10-K. Accordingly, these financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2016 filed with the Securities and Exchange Commission (the “SEC”) on Form 10-K. The accompanying condensed consolidated balance sheet at December 31, 2016 was derived from audited consolidated financial statements, but does not include all disclosures required by GAAP.

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

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 2 – ACQUISITIONS

The following is a summary of the Company’s acquisition activities. The operating results of the acquired businesses have been included in the accompanying unaudited condensed consolidated financial statements of the Company from the respective acquisition dates. The purchase price of acquired businesses resulted from negotiations with each of the sellers that were based upon both the historical and expected future cash flows of the respective businesses. Each of these acquisitions was financed through operating cash flows and borrowings under the Company’s ABL Facility (as defined in Note 11). Unaudited pro forma financial data related to the acquired businesses have not been presented because the acquisitions are not material individually to the Company’s consolidated financial statements.

During the first quarter of 2017, the Company acquired two home health businesses for $3.2 million in cash.

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

A summary of discontinued operations follows (in thousands):

	Three months ended
	March 31,
	2017	2016
Revenues	$508	$3,514
Salaries, wages and benefits	2	1,722
Supplies	-	134
Rent	466	766
Other operating expenses	13	529
General and administrative expenses (income)	(360)	1,222
Depreciation	-	102
Investment income	-	(1)
	121	4,474
Income (loss) from operations before income taxes	387	(960)
Income tax benefit	-	(378)
Income (loss) from operations	387	(582)
Gain on divestiture of operations	-	262
Income (loss) from discontinued operations	387	(320)
(Earnings) loss attributable to noncontrolling interests	1	(2)
Income (loss) attributable to Kindred	$388	$(322)

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 3 – DISCONTINUED OPERATIONS (Continued)

The following table sets forth certain discontinued operating data by business segment (in thousands):

	Three months ended
	March 31,
	2017	2016
Revenues:
Hospital division	$502	$460
Nursing center division	6	3,054
	$508	$3,514
Segment EBITDAR:
Hospital division	$967	$497
Nursing center division	(114)	(590)
	$853	$(93)
Rent:
Hospital division	$466	$462
Nursing center division	-	304
	$466	$766
Depreciation:
Hospital division	$-	$-
Nursing center division	-	102
	$-	$102

NOTE 4 – RESTRUCTURING CHARGES

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

The following table sets forth the restructuring charges incurred by business segment (in thousands):

	Three months ended
	March 31,
	2017	2016
Kindred at Home:
Home health	$5,932	$175
Hospice	2,386	417
	8,318	592
Hospital division	972	924
Kindred Rehabilitation Services:
Kindred Hospital Rehabilitation Services	-	-
RehabCare	-	-
	-	-
Nursing center division	6,166	-
Support center	716	436
	$16,172	$1,952

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 4 – RESTRUCTURING CHARGES (Continued)

Restructuring Activities:

Skilled Nursing Facility Business Exit

During the fourth quarter of 2016, the Company approved the strategic plan to exit the skilled nursing facility business as an owner and operator. As a result, the Company plans to optimize its overhead structure by eliminating divisional and corporate overhead above the facility level. The activities related to the skilled nursing facility business exit plan include retention, lease terminations costs, facility closure costs, and professional and other costs, which are expected to be substantially complete in 2018.

The composition of the restructuring charges that the Company has incurred for these activities is as follows (in thousands):

	Three months ended
	March 31,
	2017	2016
Retention	$5,807	$-
Professional and other costs	359	-
	$6,166	$-

The following table summarizes the Company’s skilled nursing facility business exit plan restructuring liability activity (included in current liabilities) during the three months ended March 31, 2017 (in thousands):

	Retention	Professional and other costs	Total
Liability balance at December 31, 2016	$3,920	$420	$4,340
Expense	5,807	359	6,166
Payments	(30)	(470)	(500)
Liability balance at March 31, 2017	$9,697	$309	$10,006

LTAC Hospital Portfolio Repositioning

During the first quarter of 2016, the Company approved an LTAC hospital portfolio repositioning plan that incorporated the divestiture, swap or closure of certain LTAC hospitals as part of its mitigation strategies to prepare for new patient criteria for LTAC hospitals under the Pathway for SGR Reform Act of 2013 (the “LTAC Legislation”). The activities related to the LTAC hospital portfolio repositioning plan were substantially completed during 2016.

The composition of the restructuring charges that the Company has incurred for these activities is as follows (in thousands):

	Three months ended
	March 31,
	2017	2016
Lease termination costs	$740	$-
Facility closure costs	232	-
Severance	-	924
Transaction costs	-	436
	$972	$1,360

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 4 – RESTRUCTURING CHARGES (Continued)

Restructuring Activities (Continued):

LTAC Hospital Portfolio Repositioning (Continued)

The following table (in thousands) summarizes the Company’s LTAC hospital portfolio repositioning liability activity (included in other accrued liabilities) during the three months ended March 31, 2017:

Lease termination costs
Liability balance at December 31, 2016	$53,426
Expense	740
Payments	(3,192)
Liability balance at March 31, 2017	$50,974

Kindred at Home 2017 Efficiency Initiative

During the first quarter of 2017, the Kindred at Home division approved and initiated a cost and operations efficiency initiative to address increases in labor costs associated with competitive labor markets and the integration of pay practices from acquisitions across the Kindred at Home portfolio. This initiative includes the consolidation and closure of under-performing branches and a reduction in force associated with the restructuring of divisional and regional support teams. These activities will be substantially completed during 2017.

The composition of the restructuring costs that the Company has incurred for these activities is as follows (in thousands):

	Three months ended
	March 31,
	2017	2016
Lease termination costs	$616	$-
Asset write-offs	2,888	-
Severance	1,417	-
	$4,921	$-

The following table (in thousands) summarizes the Company’s Kindred at Home 2017 efficiency initiative restructuring liability activity (included in current liabilities) during the three months ended March 31, 2017, which does not include non-cash charges of $2.9 million related to asset write-offs:

	Lease termination costs	Severance	Total
Liability balance at December 31, 2016	$-	$-	$-
Expense	616	1,417	2,033
Payments	-	(990)	(990)
Liability balance at March 31, 2017	$616	$427	$1,043

Kindred at Home Branch Consolidations and Closures

During the first quarter of 2015, the Company approved and initiated branch consolidations and closures in specific markets to improve operations and cost efficiencies in the Kindred at Home division. The branch consolidations and closures included branches that served both the home health and hospice business segment operations. Gentiva Health Services, Inc. (“Gentiva”), a home health and hospice company acquired by the Company on February 2, 2015 (the “Gentiva Merger”), initiated similar branch consolidations and closures prior to the Company’s acquisition of Gentiva and these activities and acquired liabilities are included herein. These activities were substantially completed during 2016.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 4 – RESTRUCTURING CHARGES (Continued)

Restructuring Activities (Continued):

Kindred at Home Branch Consolidations and Closures (Continued)

The composition of the restructuring costs that the Company has incurred for these consolidations and closures is as follows (in thousands):

	Three months ended
	March 31,
	2017	2016
Lease termination costs	$549	$251
Branch closure and other costs	-	1
Asset write-offs	2,240	340
Severance	608	-
	$3,397	$592

The following table (in thousands) summarizes the Company’s Kindred at Home branch consolidation and closure restructuring liability activity (included in current liabilities) during the three months ended March 31, 2017, which does not include non-cash charges of $2.2 million related to asset write-offs:

	Lease termination costs	Severance	Total
Liability balance at December 31, 2016	$3,060	$1,343	$4,403
Expense	549	608	1,157
Payments	(1,186)	(2,068)	(3,254)
Other	56	263	319
Liability balance at March 31, 2017	$2,479	$146	$2,625

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

A summary of revenues by payor type follows (in thousands):

	Three months ended
	March 31,
	2017	2016
Medicare	$889,061	$973,680
Medicaid	205,904	198,596
Medicare Advantage	136,807	136,774
Medicaid Managed	75,120	60,575
Other	513,285	522,384
	1,820,177	1,892,009
Eliminations	(51,781)	(54,038)
	$1,768,396	$1,837,971

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 6 – EARNINGS (LOSS) PER SHARE AND DIVIDENDS

Earnings (loss) per common share are based upon the weighted average number of common shares outstanding during the respective periods. Because the Company reported a loss from continuing operations attributable to the Company for the three months ended March 31, 2017, the diluted calculation of earnings per common share excludes the dilutive impact of stock options and the Company’s 172,500 tangible equity units (the “Units”). The Company follows the provisions of the authoritative guidance for determining whether instruments granted in share-based payment transactions are participating securities, which requires that unvested restricted stock that entitles the holder to receive nonforfeitable dividends before vesting be included as a participating security in the basic and diluted earnings per common share calculation pursuant to the two-class method.

A computation of earnings (loss) per common share follows (in thousands, except per share amounts):

	Three months ended March 31,
	2017		2016
	Basic	Diluted	Basic	Diluted
Earnings (loss):
Amounts attributable to Kindred stockholders:
Income (loss) from continuing operations:
As reported in Statement of Operations	$(6,136)	$(6,136)	$13,323	$13,323
Allocation to participating unvested restricted stockholders	-	-	(198)	(196)
Available to common stockholders	$(6,136)	$(6,136)	$13,125	$13,127
Discontinued operations, net of income taxes:
Income (loss) from operations:
As reported in Statement of Operations	$388	$388	$(584)	$(584)
Allocation to participating unvested restricted stockholders	-	-	9	9
Available to common stockholders	$388	$388	$(575)	$(575)
Gain on divestiture of operations:
As reported in Statement of Operations	$-	$-	$262	$262
Allocation to participating unvested restricted stockholders	-	-	(4)	(4)
Available to common stockholders	$-	$-	$258	$258
Income (loss) from discontinued operations:
As reported in Statement of Operations	$388	$388	$(322)	$(322)
Allocation to participating unvested restricted stockholders	-	-	5	5
Available to common stockholders	$388	$388	$(317)	$(317)
Net income (loss):
As reported in Statement of Operations	$(5,748)	$(5,748)	$13,001	$13,001
Allocation to participating unvested restricted stockholders	-	-	(193)	(191)
Available to common stockholders	$(5,748)	$(5,748)	$12,808	$12,810
Shares used in the computation:
Weighted average shares outstanding - basic computation	87,085	87,085	86,590	86,590
Dilutive effect of employee stock options		-		-
Dilutive effect of tangible equity units		-		659
Adjusted weighted average shares outstanding - diluted computation		87,085		87,249
Earnings (loss) per common share:
Income (loss) from continuing operations	$(0.07)	$(0.07)	$0.15	$0.15
Discontinued operations:
Income (loss) from operations	-	-	-	-
Gain on divestiture of operations	-	-	-	-
Income (loss) from discontinued operations	-	-	-	-
Net income (loss)	$(0.07)	$(0.07)	$0.15	$0.15
Number of antidilutive stock options and tangible equity units excluded from shares used in the diluted earnings (loss) per common share computation		1,380		1,126

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 6 – EARNINGS (LOSS) PER SHARE AND DIVIDENDS (Continued)

The Company paid a cash dividend of $0.12 per common share on March 31, 2017 to shareholders of record as of the close of business on March 13, 2017. The Company also paid a cash dividend of $0.12 per common share on April 1, 2016 to shareholders of record as of the close of business on March 10, 2016.

The Company’s Board of Directors elected to discontinue paying dividends on its common stock following the March 31, 2017 payment and will instead redirect funds to repay debt and invest in growth.

The Company made an installment payment on the Units on March 1, 2017 to holders of record on February 15, 2017, which consisted of a quarterly installment payment of $18.75 per Unit. The Company also made an installment payment on the Units on March 1, 2016, which consisted of a quarterly installment payment of $18.75 per Unit. Each Unit is composed of a prepaid stock purchase contract (a “Purchase Contract”) and one share of 7.25% Mandatory Redeemable Preferred Stock, Series A (the “Mandatory Redeemable Preferred Stock”) having a final preferred stock installment payment date of December 1, 2017 and an initial liquidation preference of $201.58 per share of Mandatory Redeemable Preferred Stock. To the extent that any Unit has been separated into its constituent Purchase Contract and its constituent share of Mandatory Redeemable Preferred Stock, the installment payment is payable only on the constituent share of Mandatory Redeemable Preferred Stock.

NOTE 7 – BUSINESS SEGMENT DATA

The Company is organized into four operating divisions: the Kindred at Home division, the hospital division, the Kindred Rehabilitation Services division and the nursing center division. Based upon the authoritative guidance for business segments, the operating divisions represent six reportable operating segments, including (1) home health services, (2) hospice services, (3) hospitals, (4) Kindred Hospital Rehabilitation Services, (5) RehabCare and (6) nursing centers. These reportable operating segments are consistent with information used by the Company’s President and Chief Executive Officer and its Chief Operating Officer to assess performance and allocate resources. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies.

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

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 7 – BUSINESS SEGMENT DATA (Continued)

The following table sets forth certain data by business segment (in thousands):

	Three months ended
	March 31,
	2017	2016
Revenues:
Kindred at Home:
Home health	$450,831	$430,035
Hospice	179,378	176,426
	630,209	606,461
Hospital division	540,280	643,299
Kindred Rehabilitation Services:
Kindred Hospital Rehabilitation Services	176,812	165,774
RehabCare	200,031	204,248
	376,843	370,022
Nursing center division	272,845	272,227
	1,820,177	1,892,009
Eliminations:
Kindred Hospital Rehabilitation Services	(21,148)	(23,713)
RehabCare	(28,875)	(28,822)
Nursing centers	(1,758)	(1,503)
	(51,781)	(54,038)
	$1,768,396	$1,837,971
Income from continuing operations:
Segment EBITDAR:
Kindred at Home:
Home health	$63,750	$66,941
Hospice	27,581	24,866
	91,331	91,807
Hospital division	91,169	135,495
Kindred Rehabilitation Services:
Kindred Hospital Rehabilitation Services	51,403	47,870
RehabCare	10,609	11,987
	62,012	59,857
Nursing center division	31,718	30,100
Support center	(58,391)	(70,808)
Litigation contingency expense	-	(1,910)
Impairment charges	(1,157)	(7,788)
Restructuring charges	(14,267)	(1,701)
Transaction costs	-	(1,685)
EBITDAR	202,415	233,367
Rent	(95,612)	(97,517)
Restructuring charges - rent	(1,905)	(251)
Depreciation and amortization	(34,960)	(40,681)
Interest, net	(58,807)	(57,245)
Income from continuing operations before income taxes	11,131	37,673
Provision for income taxes	2,302	11,836
	$8,829	$25,837

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 7 – BUSINESS SEGMENT DATA (Continued)

	Three months ended
	March 31,
	2017	2016
Rent:
Kindred at Home:
Home health	$8,453	$8,524
Hospice	4,340	4,359
	12,793	12,883
Hospital division	49,330	51,945
Kindred Rehabilitation Services:
Kindred Hospital Rehabilitation Services	8,798	8,763
RehabCare	944	879
	9,742	9,642
Nursing center division	23,484	22,472
Support center	263	575
	$95,612	$97,517
Depreciation and amortization:
Kindred at Home:
Home health	$3,128	$4,236
Hospice	1,285	1,600
	4,413	5,836
Hospital division	10,710	13,199
Kindred Rehabilitation Services:
Kindred Hospital Rehabilitation Services	3,841	3,521
RehabCare	1,845	1,989
	5,686	5,510
Nursing center division	5,306	7,253
Support center	8,845	8,883
	$34,960	$40,681

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 7 – BUSINESS SEGMENT DATA (Continued)

	Three months ended
	March 31,
	2017	2016
Capital expenditures, excluding acquisitions (including discontinued operations):
Kindred at Home:
Home health:
Routine	$1,038	$2,391
Development	-	-
	1,038	2,391
Hospice:
Routine	629	671
Development	-	-
	629	671
Hospital division:
Routine	3,123	5,440
Development	-	-
	3,123	5,440
Kindred Rehabilitation Services:
Kindred Hospital Rehabilitation Services:
Routine	418	301
Development	482	4,246
	900	4,547
RehabCare:
Routine	187	175
Development	-	-
	187	175
Nursing center division:
Routine	1,595	3,166
Development	6	4,072
	1,601	7,238
Support center:
Routine:
Information systems	4,109	5,815
Other	842	147
	4,951	5,962
Development	4,951	1,701
	9,902	7,663
Totals:
Routine	11,941	18,106
Development	5,439	10,019
	$17,380	$28,125

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 7 – BUSINESS SEGMENT DATA (Continued)

	March 31,	December 31,
	2017	2016
Assets at end of period:
Kindred at Home:
Home health	$1,547,002	$1,540,370
Hospice	925,592	929,774
	2,472,594	2,470,144
Hospital division	1,242,525	1,211,305
Kindred Rehabilitation Services:
Kindred Hospital Rehabilitation Services	815,916	814,838
RehabCare	339,559	329,516
	1,155,475	1,144,354
Nursing center division	467,056	491,506
Support center	806,959	795,415
	$6,144,609	$6,112,724
Goodwill:
Kindred at Home:
Home health	$919,482	$919,482
Hospice	646,329	646,329
	1,565,811	1,565,811
Hospital division	361,310	361,310
Kindred Rehabilitation Services:
Kindred Hospital Rehabilitation Services	499,953	499,953
RehabCare	-	-
	499,953	499,953
	$2,427,074	$2,427,074

NOTE 8 – INCOME TAXES

At each balance sheet date, management assesses all available positive and negative evidence to determine whether a valuation allowance is needed against its deferred tax assets. The authoritative guidance requires evidence related to events that have actually happened to be weighted more significantly than evidence that is projected or expected to happen. A significant piece of negative evidence according to this weighting standard is that there are cumulative losses in the two most recent years and the current year, which is the case for the Company at March 31, 2017 and December 31, 2016. The Company’s outlook of taxable income for 2016 changed in the third quarter of 2016 after the Company recorded $286.0 million of goodwill and property and equipment impairment charges and announced the planned disposal of the Company’s skilled nursing facility business. In addition, the divestiture of the skilled nursing facility business may generate additional taxable losses in the future related to the transaction. Accordingly, a full valuation allowance was recorded at both March 31, 2017 and December 31, 2016. The amount of deferred tax asset considered realizable, however, could be adjusted if the weighting of the positive and negative evidence changes.

The Company has deferred tax liabilities related to tax amortization of acquired indefinite lived intangible assets because these assets are not amortized for financial reporting purposes. The tax amortization in current and future years created a deferred tax liability which will reverse at the time of ultimate sale or book impairment. Due to the uncertain timing of this reversal, the temporary difference associated with indefinite lived intangible assets cannot be considered a source of future taxable income for purposes of determining the valuation allowance. As such, this deferred tax liability cannot be used to offset the deferred tax asset related to the net deferred tax assets. The Company has a net deferred tax liability of $202.9 million and $201.8 million as of March 31, 2017 and December 31, 2016, respectively, representing indefinite lived intangible assets.

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

The provision for loss for insurance risks, including the cost of coverage maintained with unaffiliated commercial insurance carriers, follows (in thousands):

	Three months ended
	March 31,
	2017	2016
Professional liability:
Continuing operations	$19,445	$21,285
Discontinued operations	90	85
Workers compensation:
Continuing operations	$17,095	$16,915
Discontinued operations	-	195

A summary of the assets and liabilities related to insurance risks included in the accompanying unaudited condensed consolidated balance sheet follows (in thousands):

	March 31, 2017			December 31, 2016
	Professional liability	Workers compensation	Total	Professional liability	Workers compensation		Total
Assets:
Current:
Insurance subsidiary investments	$65,411	$45,461	$110,872	$64,622	$44,344		$108,966
Reinsurance and other recoverables	6,404	1,524	7,928	7,912	1,488		9,400
Other	-	50	50	-	50		50
	71,815	47,035	118,850	72,534	45,882		118,416
Non-current:
Insurance subsidiary investments	99,632	101,483	201,115	97,223	107,706		204,929
Reinsurance and other recoverables	114,344	103,073	217,417	111,596	101,984		213,580
Deposits	4,208	21,993	26,201	4,202	22,979		27,181
Other	97	-	97	-	-		-
	218,281	226,549	444,830	213,021	232,669	`	445,690
	$290,096	$273,584	$563,680	$285,555	$278,551		$564,106
Liabilities:
Allowance for insurance risks:
Current	$66,073	$49,361	$115,434	$65,284	$48,237		$113,521
Non-current	300,773	219,761	520,534	295,311	216,971		512,282
	$366,846	$269,122	$635,968	$360,595	$265,208		$625,803

Provisions for loss for professional liability risks retained by the Company’s limited purpose insurance subsidiary have been discounted based upon actuarial estimates of claim payment patterns using a discount rate of 1%. The discount rate is based upon the risk-free interest rate for the respective year. Amounts equal to the discounted loss provision are funded annually. The Company does not fund the portion of professional liability risks related to estimated claims that have been incurred but not reported. Accordingly, these liabilities are not discounted. If the Company did not discount any of the allowances for professional liability risks, these balances would have approximated $369.4 million at March 31, 2017 and $363.2 million at December 31, 2016.

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

The cost for equities, amortized cost for debt securities and estimated fair value of the Company’s insurance subsidiary investments follows (in thousands):

	March 31, 2017				December 31, 2016
	Cost	Unrealized gains	Unrealized losses	Fair value	Cost	Unrealized gains	Unrealized losses	Fair value
Cash and cash equivalents (a)	$178,740	$-	$-	$178,740	$185,152	$-	$-	$185,152
Debt securities:
Corporate bonds	59,267	42	(78)	59,231	55,239	37	(100)	55,176
U.S. Treasury notes	22,155	1	(44)	22,112	24,763	6	(42)	24,727
Debt securities issued by U.S. government agencies	17,353	3	(63)	17,293	18,344	7	(63)	18,288
	98,775	46	(185)	98,636	98,346	50	(205)	98,191
Equities by industry:
Consumer	2,738	134	(83)	2,789	2,596	66	(150)	2,512
Technology	2,265	322	-	2,587	2,105	120	(23)	2,202
Financial services	1,854	260	(6)	2,108	1,641	213	(24)	1,830
Industrials	1,480	99	-	1,579	1,291	57	(19)	1,329
Healthcare	1,459	56	(76)	1,439	1,332	-	(86)	1,246
Other	9,276	475	(55)	9,696	6,530	109	(70)	6,569
	19,072	1,346	(220)	20,198	15,495	565	(372)	15,688
Certificates of deposit	14,400	13	-	14,413	14,850	14	-	14,864
	$310,987	$1,405	$(405)	$311,987	$313,843	$629	$(577)	$313,895

(a)	Includes $11.6 million and $14.8 million of money market funds at March 31, 2017 and December 31, 2016, respectively.

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

The Company considered the severity and duration of its unrealized losses at March 31, 2017 for various investments held in its insurance subsidiary investment portfolio and determined that these unrealized losses were temporary and did not record any impairment losses related to these investments. The Company considered the severity and duration of its unrealized losses at March 31, 2016 and recognized pretax other-than-temporary-impairments of $0.2 million for various investments held in its insurance subsidiary investment portfolio.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 11 – LONG-TERM DEBT

Term Loan Facility

As used herein, “Term Loan Facility” means the Company’s $1.37 billion term loan credit facility provided pursuant to the terms and provisions of that certain Sixth Amended and Restated Term Loan Credit Agreement dated as of March 14, 2017 (the “Term Loan Amendment Agreement”), among the Company, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent. All obligations under the Term Loan Facility are fully and unconditionally guaranteed, subject to certain customary release provisions, by substantially all of the Company’s wholly owned, domestic material subsidiaries, as well as certain other subsidiaries as the Company may determine from time to time in its sole discretion.

The Term Loan Facility (1) matures on April 9, 2021, (2) contains financial maintenance covenants in the form of a maximum total leverage ratio, a minimum fixed charge coverage ratio and a maximum amount of annual capital expenditures, (3) imposes restrictions on the Company’s ability to incur debt and liens and make acquisitions, investments and payments on equity and junior debt, and (4) provides for interest rate margins of 3.50% for LIBOR borrowings (subject to a floor of 1.00%) and 2.50% for base rate borrowings.

On March 14, 2017, the Company entered into the Term Loan Amendment Agreement that amended and restated the Term Loan Facility to, among other things, (1) make adjustments to certain covenants and definitions to better accommodate the Company’s previously announced plan to sell its skilled nursing division, (2) provide the Company with increased leverage covenant flexibility for an interim period, (3) increase the applicable margin on the outstanding borrowings from 3.25% to 3.50% for LIBOR borrowings and from 2.25% to 2.50% for base rate borrowings, (4) require a maximum leverage ratio of no more than 5.00 to 1.00 for use of the $50 million annual dividend basket, and (5) provide for a prepayment premium of 1.00% in connection with any repricing transaction within six months of the closing date. In accordance with the authoritative guidance on debt, the Company accounted for the amendment as a debt modification.

ABL Facility

As used herein, “ABL Facility” means the Company’s $900 million asset-based loan revolving credit facility provided pursuant to the terms and provisions of that certain Fourth Amended and Restated ABL Credit Agreement dated as of June 14, 2016 among the Company, the lenders party thereto from time to time, and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent. All obligations under the ABL Facility are fully and unconditionally guaranteed, subject to certain customary release provisions, by substantially all of the Company’s wholly owned, domestic material subsidiaries, as well as certain other subsidiaries as the Company may determine from time to time in its sole discretion.

The ABL Facility (1) matures on April 9, 2019, (2) contains financial maintenance covenants in the form of a minimum fixed charge coverage ratio and a maximum amount of annual capital expenditures, (3) imposes restrictions on the Company’s ability to incur debt and liens and make acquisitions, investments and payments on equity and junior debt, (4) provides for interest rate margins of 2.00% to 2.50% for LIBOR borrowings and 1.00% to 1.50% for base rate borrowings (in each case depending on average daily excess availability), and (5) employs a borrowing base calculation to determine total available capacity thereunder.

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
March 31, 2017
Recurring:
Assets:
Available-for-sale debt securities:
Corporate bonds	$-	$59,231	$-	$59,231	$-
U.S. Treasury notes	22,112	-	-	22,112	-
Debt securities issued by U.S. government agencies	-	17,293	-	17,293	-
	22,112	76,524	-	98,636	-
Available-for-sale equity securities	20,198	-	-	20,198	-
Money market funds	13,271	-	-	13,271	-
Certificates of deposit	-	14,413	-	14,413	-
Total available-for-sale investments	55,581	90,937	-	146,518	-
Deposits held in money market funds	100	4,208	-	4,308	-
	$55,681	$95,145	$-	$150,826	$-
Liabilities:
Contingent consideration liability	$-	$-	$(3,254)	$(3,254)	$-
Interest rate swaps	-	(1,692)	-	(1,692)	-
	$-	$(1,692)	$(3,254)	$(4,946)	$-
Non-recurring:
Assets:
Property and equipment	$-	$-	$1,100	$1,100	$(1,157)
Liabilities	$-	$-	$-	$-	$-
December 31, 2016
Recurring:
Assets:
Available-for-sale debt securities:
Corporate bonds	$-	$55,176	$-	$55,176	$-
U.S. Treasury notes	24,727	-	-	24,727	-
Debt securities issued by U.S. government agencies	-	18,288	-	18,288	-
	24,727	73,464	-	98,191	-
Available-for-sale equity securities	15,688	-	-	15,688	-
Money market funds	16,472	-	-	16,472	-
Certificates of deposit	-	14,864	-	14,864	-
Total available-for-sale investments	56,887	88,328	-	145,215	-
Deposits held in money market funds	100	4,126	-	4,226	-
	$56,987	$92,454	$-	$149,441	$-
Liabilities:
Contingent consideration liability	$-	$-	$(4,943)	$(4,943)	$-
Interest rate swaps	-	(2,718)	-	(2,718)	-
	$-	$(2,718)	$(4,943)	$(7,661)	$-
Non-recurring:
Assets:
Property and equipment	$-	$-	$650,222	650,222	$(31,029)
Goodwill	-	-	361,310	361,310	(261,129)
Intangible assets - Hospitals	-	-	641	641	(3,559)
Intangible assets - Kindred at Home	-	-	19,010	19,010	(3,534)
Hospitals available for sale	-	-	-	-	(43,308)
	$-	$-	$1,031,183	$1,031,183	$(342,559)
Liabilities	$-	$-	$-	$-	$-

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 13 – FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)

Recurring measurements

The Company’s available-for-sale investments held by its limited purpose insurance subsidiaries consist of debt securities, equities, money market funds, and certificates of deposit. These available-for-sale investments and the insurance subsidiaries’ cash and cash equivalents of $167.1 million as of March 31, 2017 and $170.3 million as of December 31, 2016, classified as insurance subsidiary investments, are maintained for the payment of claims and expenses related to professional liability and workers compensation risks.

The Company also has available-for-sale investments totaling $1.6 million as of March 31, 2017 and $1.7 million as of December 31, 2016 related to a deferred compensation plan that is maintained for certain of the Company’s current and former employees.

The fair value of actively traded debt and equity securities and money market funds is based upon quoted market prices and is generally classified as Level 1. The fair value of inactively traded debt securities and certificates of deposit is based upon either quoted market prices of similar securities or observable inputs such as interest rates using either a market or income valuation approach and is generally classified as Level 2. The Company’s investment advisors obtain and review pricing for each security. The Company is responsible for the determination of fair value and as such the Company reviews the pricing information from its advisors in determining reasonable estimates of fair value. Based upon the Company’s internal review procedures, there were no adjustments to the prices during the three months ended March 31, 2017 or March 31, 2016.

The Company’s deposits held in money market funds consist primarily of cash and cash equivalents held for the Company’s insurance programs and for general corporate purposes.

The Company acquired a contingent consideration liability in the Gentiva Merger from a prior acquisition by Gentiva with an initial estimated fair value of $7.9 million. The fair value is determined using a discounted cash flow approach utilizing Level 2 and Level 3 inputs which includes observable market discount rates, fixed payment schedules, and assumptions based on achieving certain predefined performance criteria. As of March 31, 2017, the fair value of the contingent consideration liability was $3.3 million. The change in fair value in the first quarter of 2017 consists of $1.7 million in fixed payments and $0.1 million in accrued interest included in interest expense in the accompanying unaudited condensed consolidated statement of operations. A one percent change in the discount rate used to calculate the accretion of the present value of the contingent consideration liability would have an impact on the fair value of approximately $0.1 million.

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

	March 31, 2017		December 31, 2016
(In thousands)	Carrying value	Fair value	Carrying value	Fair value
Cash and cash equivalents	$116,913	$116,913	$137,061	$137,061
Insurance subsidiary investments	311,987	311,987	313,895	313,895
Long-term debt, including amounts due within one year (excluding capital lease obligations totaling $0.5 million and $0.6 million at March 31, 2017 and December 31, 2016, respectively)	3,368,827	3,423,381	3,242,459	3,220,291

Non-recurring measurements

During the first quarter of 2017, the Company recorded asset impairment charges of $0.7 million related to the Company’s plan to exit the skilled nursing facility business as an owner and operator, and $0.4 million related to a valuation adjustment for a building within the Kindred at Home division. These charges reflect the amount by which the carrying value of certain property and equipment exceeded its estimated fair value. The fair value of property and equipment was measured using Level 3 inputs, primarily replacement costs.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 13 – FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)

Non-recurring measurements (Continued)

During the first quarter of 2016, the Company recorded asset impairment charges of $7.8 million related to the then planned sale of 12 LTAC hospitals. These charges reflect the amount by which the carrying value of certain property and equipment exceeded its estimated fair value. The fair value of property and equipment was measured using Level 3 inputs, primarily replacement costs.

NOTE 14 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The accompanying condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X, Rule 3-10, “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered.” The Company’s $750 million aggregate principal amount of 8.00% Senior Notes due 2020 (the “Notes due 2020”), $500 million aggregate principal amount of 6.375% senior notes due 2022 (the “Notes due 2022”) and $600 million aggregate principal amount of 8.75% Senior Notes due 2023 (the “Notes due 2023”) are fully and unconditionally guaranteed by substantially all of the Company’s domestic 100% owned subsidiaries. The equity method has been used with respect to the parent company’s investment in subsidiaries.

The following unaudited condensed consolidating financial data present the financial position of the parent company/issuer, the guarantor subsidiaries and the non-guarantor subsidiaries as of March 31, 2017 and December 31, 2016, and the respective results of operations and cash flows for the three months ended March 31, 2017 and March 31, 2016.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 14 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)

	Three months ended March 31, 2017
(In thousands)	Parent company/ issuer	Guarantor subsidiaries	Non-guarantor subsidiaries	Consolidating and eliminating adjustments	Consolidated
Revenues	$-	$1,529,322	$264,675	$(25,601)	$1,768,396
Salaries, wages and benefits	-	872,916	58,964	-	931,880
Supplies	-	77,389	12,797	-	90,186
Rent	-	74,770	20,842	-	95,612
Other operating expenses	-	178,189	27,294	-	205,483
General and administrative expenses	-	237,652	111,185	(25,601)	323,236
Other (income) expense	-	189	(417)	-	(228)
Impairment charges	-	1,157	-	-	1,157
Restructuring charges	-	16,172	-	-	16,172
Depreciation and amortization	-	31,979	2,981	-	34,960
Management fees	-	(2,753)	2,753	-	-
Intercompany interest (income) expense from affiliates	(58,665)	46,583	12,082	-	-
Interest expense (income)	59,448	(130)	16	-	59,334
Investment income	-	(78)	(449)	-	(527)
Equity in net loss of consolidating affiliates	4,965	-	-	(4,965)	-
	5,748	1,534,035	248,048	(30,566)	1,757,265
Income (loss) from continuing operations before income taxes	(5,748)	(4,713)	16,627	4,965	11,131
Provision for income taxes	-	1,838	464	-	2,302
Income (loss) from continuing operations	(5,748)	(6,551)	16,163	4,965	8,829
Income (loss) from discontinued operations, net of income taxes	-	416	(29)	-	387
Net income (loss)	(5,748)	(6,135)	16,134	4,965	9,216
(Earnings) loss attributable to noncontrolling interests:
Continuing operations	-	-	(14,965)	-	(14,965)
Discontinued operations	-	-	1	-	1
	-	-	(14,964)	-	(14,964)
Income (loss) attributable to Kindred	$(5,748)	$(6,135)	$1,170	$4,965	$(5,748)
Comprehensive income (loss)	$(3,877)	$(6,135)	$17,082	$4,017	$11,087
Comprehensive income (loss) attributable to Kindred	$(3,877)	$(6,135)	$2,118	$4,017	$(3,877)

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 14 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) (Continued)

	Three months ended March 31, 2016
(In thousands)	Parent company/ issuer	Guarantor subsidiaries	Non-guarantor subsidiaries	Consolidating and eliminating adjustments	Consolidated
Revenues	$-	$1,606,573	$256,927	$(25,529)	$1,837,971
Salaries, wages and benefits	-	865,505	60,709	-	926,214
Supplies	-	86,342	13,074	-	99,416
Rent	-	76,890	20,627	-	97,517
Other operating expenses	-	187,840	26,861	-	214,701
General and administrative expenses	-	276,560	102,795	(25,529)	353,826
Other (income) expense	-	166	(1,118)	-	(952)
Litigation contingency expense	-	1,910	-	-	1,910
Impairment charges	-	7,788	-	-	7,788
Restructuring charges	-	1,952	-	-	1,952
Depreciation and amortization	-	37,995	2,686	-	40,681
Management fees	-	(2,367)	2,367	-	-
Intercompany interest (income) expense from affiliates	(55,699)	43,838	11,861	-	-
Interest expense	57,460	10	29	-	57,499
Investment income	-	(104)	(150)	-	(254)
Equity in net income of consolidating affiliates	(14,069)	-	-	14,069	-
	(12,308)	1,584,325	239,741	(11,460)	1,800,298
Income from continuing operations before income taxes	12,308	22,248	17,186	(14,069)	37,673
Provision (benefit) for income taxes	(693)	12,091	438	-	11,836
Income from continuing operations	13,001	10,157	16,748	(14,069)	25,837
Discontinued operations, net of income taxes:
Income (loss) from operations	-	(618)	36	-	(582)
Gain on divestiture of operations	-	262	-	-	262
Income (loss) from discontinued operations	-	(356)	36	-	(320)
Net income	13,001	9,801	16,784	(14,069)	25,517
Earnings attributable to noncontrolling interests:
Continuing operations	-	-	(12,514)	-	(12,514)
Discontinued operations	-	-	(2)	-	(2)
	-	-	(12,516)	-	(12,516)
Income attributable to Kindred	$13,001	$9,801	$4,268	$(14,069)	$13,001
Comprehensive income	$10,179	$9,801	$17,268	$(14,553)	$22,695
Comprehensive income attributable to Kindred	$10,179	$9,801	$4,752	$(14,553)	$10,179

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 14 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Condensed Consolidating Balance Sheet

	As of March 31, 2017
(In thousands)	Parent company/ issuer	Guarantor subsidiaries	Non-guarantor subsidiaries	Consolidating and eliminating adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$-	$32,461	$84,452	$-	$116,913
Insurance subsidiary investments	-	-	110,872	-	110,872
Accounts receivable, net	-	1,086,621	160,234	-	1,246,855
Inventories	-	20,031	4,670	-	24,701
Income taxes	-	6,631	1,145	-	7,776
Other	-	59,363	7,536	-	66,899
	-	1,205,107	368,909	-	1,574,016
Property and equipment, net	-	786,380	69,162	-	855,542
Goodwill	-	1,977,003	450,071	-	2,427,074
Intangible assets, net	-	736,881	46,139	-	783,020
Insurance subsidiary investments	-	-	201,115	-	201,115
Intercompany	4,948,017	-	-	(4,948,017)	-
Deferred tax assets	-	-	6,893	(6,893)	-
Other	8,983	130,720	164,139	-	303,842
	$4,957,000	$4,836,091	$1,306,428	$(4,954,910)	$6,144,609
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$-	$105,909	$73,242	$-	$179,151
Salaries, wages and other compensation	-	321,373	57,432	-	378,805
Due to third party payors	-	34,481	-	-	34,481
Professional liability risks	-	3,401	62,672	-	66,073
Other accrued liabilities	53,621	170,028	17,738	-	241,387
Long-term debt due within one year	23,395	-	1,433	-	24,828
	77,016	635,192	212,517	-	924,725
Long-term debt	3,344,202	-	309	-	3,344,511
Intercompany/deficiency in earnings of consolidated subsidiaries	736,459	4,374,523	573,494	(5,684,476)	-
Professional liability risks	-	80,995	219,778	-	300,773
Deferred tax liabilities	-	209,760	-	(6,893)	202,867
Deferred credits and other liabilities	-	217,103	137,174	-	354,277
Commitments and contingencies
Equity (deficit):
Stockholder's equity (deficit)	799,323	(681,482)	(54,977)	736,459	799,323
Noncontrolling interests	-	-	218,133	-	218,133
	799,323	(681,482)	163,156	736,459	1,017,456
	$4,957,000	$4,836,091	$1,306,428	$(4,954,910)	$6,144,609

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

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 14 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Condensed Consolidating Statement of Cash Flows

	Three months ended March 31, 2017
(In thousands)	Parent company/ issuer	Guarantor subsidiaries	Non-guarantor subsidiaries	Consolidating and eliminating adjustments	Consolidated
Net cash used in operating activities	$(29,928)	$(55,524)	$(7,186)	$-	$(92,638)
Cash flows from investing activities:
Routine capital expenditures	-	(10,905)	(1,036)	-	(11,941)
Development capital expenditures	-	(5,439)	-	-	(5,439)
Acquisitions, net of cash acquired	-	(3,150)	-	-	(3,150)
Purchase of insurance subsidiary investments	-	-	(22,308)	-	(22,308)
Sale of insurance subsidiary investments	-	-	18,699	-	18,699
Net change in insurance subsidiary cash and cash equivalents	-	-	6,412	-	6,412
Net change in other investments	-	29	-	-	29
Other	-	154	-	-	154
Net cash provided by (used in) investing activities	-	(19,311)	1,767	-	(17,544)
Cash flows from financing activities:
Proceeds from borrowings under revolving credit	478,600	-	-	-	478,600
Repayment of borrowings under revolving credit	(343,400)	-	-	-	(343,400)
Repayment of term loan	(3,509)	-	-	-	(3,509)
Repayment of other long-term debt	-	-	(284)	-	(284)
Payment of deferred financing costs	(79)	-	-	-	(79)
Payment of dividend for Mandatory Redeemable Preferred Stock	(3,010)	-	-	-	(3,010)
Dividends paid	(10,228)	-	-	-	(10,228)
Payroll tax payments for equity awards issuance	-	(2,255)	-	-	(2,255)
Distributions to noncontrolling interests	-	-	(25,801)	-	(25,801)
Net change in intercompany accounts	(88,446)	83,784	4,662	-	-
Net cash provided by (used in) financing activities	29,928	81,529	(21,423)	-	90,034
Change in cash and cash equivalents	-	6,694	(26,842)	-	(20,148)
Cash and cash equivalents at beginning of period	-	25,767	111,294	-	137,061
Cash and cash equivalents at end of period	$-	$32,461	$84,452	$-	$116,913

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 14 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Condensed Consolidating Statement of Cash Flows (Continued)

	Three months ended March 31, 2016
(In thousands)	Parent company/ issuer	Guarantor subsidiaries	Non-guarantor subsidiaries	Consolidating and eliminating adjustments	Consolidated
Net cash used in operating activities	$(17,717)	$(101,754)	$(10,869)	$-	$(130,340)
Cash flows from investing activities:
Routine capital expenditures	-	(16,766)	(1,340)	-	(18,106)
Development capital expenditures	-	(5,773)	(4,246)	-	(10,019)
Acquisitions, net of cash acquired	-	(26,339)	-	-	(26,339)
Acquisition deposits	-	18,489	-	-	18,489
Sale of assets	-	1,081	-	-	1,081
Purchase of insurance subsidiary investments	-	-	(32,841)	-	(32,841)
Sale of insurance subsidiary investments	-	-	30,890	-	30,890
Net change in insurance subsidiary cash and cash equivalents	-	-	9,958	-	9,958
Net change in other investments	-	(34,594)	613	-	(33,981)
Other	-	(1,919)	-	-	(1,919)
Net cash provided by (used in) investing activities	-	(65,821)	3,034	-	(62,787)
Cash flows from financing activities:
Proceeds from borrowings under revolving credit	533,700	-	-	-	533,700
Repayment of borrowings under revolving credit	(303,100)	-	-	-	(303,100)
Proceeds from other long-term debt	-	-	750	-	750
Repayment of term loan	(3,003)	-	-	-	(3,003)
Repayment of other long-term debt	-	-	(280)	-	(280)
Payment of deferred financing costs	(151)	-	-	-	(151)
Payment of dividend for Mandatory Redeemable Preferred Stock	(2,801)	-	-	-	(2,801)
Dividends paid	(10,068)	-	-	-	(10,068)
Contributions made by noncontrolling interests	-	-	4,368	-	4,368
Distributions to noncontrolling interests	-	-	(16,315)	-	(16,315)
Purchase of noncontrolling interests	-	-	(1,000)	-	(1,000)
Payroll tax payments for equity awards issuance	-	(2,649)	-	-	(2,649)
Net change in intercompany accounts	(196,860)	181,727	15,133	-	-
Net cash provided by financing activities	17,717	179,078	2,656	-	199,451
Change in cash and cash equivalents	-	11,503	(5,179)	-	6,324
Cash and cash equivalents at beginning of period	-	18,232	80,526	-	98,758
Cash and cash equivalent at end of period	$-	$29,735	$75,347	$-	$105,082

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

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 15 – LEGAL AND REGULATORY PROCEEDINGS (Continued)

RehabCare Group, Inc. and its subsidiaries (“Rehabcare”), a therapy services company acquired by the Company on June 1, 2011, has received requests for indemnification from some of its current and former customers related to alleged damages stemming from payments made by these customers to the DOJ and the related legal and other costs. The Company settled indemnification disputes totaling $5.1 million during the first quarter of 2017, leaving a total loss reserve of $0.7 million, at March 31, 2017 for the remaining matters. No estimate of the possible loss in excess of the amount accrued can be made regarding the remaining matters at this time. There is no certainty about the timing or likelihood of any definitive resolutions relating to the remaining indemnification claims. The Company disputes the allegations in these indemnification claims and will defend these and any related claims vigorously.

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

As a result of the decertification of a wage and hour class action lawsuit (Rindfleisch v. Gentiva), single-plaintiff lawsuits with identical claims have been filed against the Company. Including Rindfleisch, which has four plaintiffs, there are 143 lawsuits pending in federal district court for the Northern District of Georgia. These lawsuits pertain to a compensation plan that paid Gentiva’s home health employees on both a per visit and an hourly basis, thereby allegedly voiding their FLSA exempt status and entitling them to overtime pay. The plaintiffs in these lawsuits are seeking attorneys’ fees and costs, back wages and liquidated damages under the FLSA. The Company previously recorded an estimated loss contingency reserve of $5.5 million related to these matters. The Company has tentatively settled these claims for $3.3 million plus an additional $400,000 for training costs, and received preliminary court approval of such tentative settlement. The Company anticipates final court approval during 2017. The Company reduced its loss reserve by $1.8 million in the first quarter of 2017 (for a total loss reserve of $3.7 million) related to these lawsuits. At this time, no estimate of the possible loss or range of loss in excess of the amount accrued can be made regarding these lawsuits. The Company disputes the allegations made in these lawsuits and will defend these and any related claims vigorously.

A purported wage and hour class action lawsuit is currently pending against the Company in federal district court for the Northern District of California. This lawsuit pertains to alleged errors made by the Company with respect to minimum wage and overtime payments resulting from a piece-rate payment system. The Company has recorded a $2.0 million loss provision in the first quarter of 2017 related to this lawsuit. At this time, no estimate of the possible loss or range of loss in excess of the amount accrued can be made regarding this lawsuit. The Company disputes the allegations made in this lawsuit and will defend this action and any related claims vigorously.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Cautionary Statement

This Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements include, but are not limited to, all statements regarding the Company’s ability to exit the skilled nursing facility business and the expected timing of such exit, as well as the Company’s ability to realize the anticipated benefits, sale proceeds, cost savings and strategic gains from this initiative, all statements regarding the Company’s expected future financial position, results of operations, cash flows, dividends, financing plans, business strategy, budgets, capital expenditures, competitive positions, growth opportunities, plans and objectives of management, government investigations, regulatory matters, and statements containing words such as “anticipate,” “approximate,” “believe,” “plan,” “estimate,” “expect,” “project,” “could,” “would,” “should,” “will,” “intend,” “hope,” “may,” “potential,” “upside,” and other similar expressions. Statements in this report concerning the Company’s business outlook or future economic performance, anticipated profitability, revenues, expenses, dividends or other financial items, and product or services line growth, and expected outcome of government investigations and other regulatory matters, together with other statements that are not historical facts, are forward-looking statements that are estimates reflecting the best judgment of the Company based upon currently available information.

Such forward-looking statements are inherently uncertain, and stockholders and other potential investors must recognize that actual results may differ materially from the Company’s expectations as a result of a variety of factors, including, without limitation, those discussed below. Such forward-looking statements are based upon management’s current expectations and include known and unknown risks, uncertainties and other factors, many of which the Company is unable to predict or control, that may cause the Company’s actual results, performance, or plans to differ materially from any future results, performance or plans expressed or implied by such forward-looking statements. These statements involve risks, uncertainties, and other factors discussed below and detailed from time to time in the Company’s filings with the SEC.

In addition to the factors set forth above, other factors that may affect the Company’s plans, results, or stock price include, without limitation:

•

the impact of healthcare reform, which will initiate significant changes to the United States healthcare system, including potential material changes to the delivery of healthcare services and the reimbursement paid for such services by the government or other third party payors, including reforms resulting from the Patient Protection and Affordable Care Act and the Healthcare Education and Reconciliation Act (collectively, the “ACA”) or future deficit reduction measures adopted at the federal or state level. Healthcare reform is impacting each of the Company’s businesses in some manner. Potential future efforts in the U.S. Congress to repeal, amend, modify, or retract funding for various aspects of the ACA create additional uncertainty about the ultimate impact of the ACA on the Company and the healthcare industry. Due to the substantial regulatory changes that will need to be implemented by CMS and others, and the numerous processes required to implement these reforms, the Company cannot predict which healthcare initiatives will be implemented at the federal or state level, the timing of any such reforms, or the effect such reforms or any other future legislation or regulation will have on the Company’s business, financial position, results of operations, and liquidity,

•

the Company’s ability to adjust to the new patient criteria for LTAC hospitals under the LTAC Legislation, which reduces the population of patients eligible for reimbursement under the Medicare prospective payment system for LTAC hospitals (“LTAC PPS”) and changes the basis upon which the Company is paid for other patients,

•

changes in the reimbursement rates or the methods or timing of payment from third party payors, including commercial payors and the Medicare and Medicaid programs, changes arising from and related to LTAC PPS, including potential changes in the Medicare payment rules, and changes in Medicare and Medicaid reimbursement for the Company’s home health and hospice operations, TC hospitals, nursing centers, and IRFs, and the expiration of the Medicare Part B therapy cap exception process,

•

the Company’s significant level of indebtedness, including the Company’s ability to meet its substantial debt service requirements, and its impact on the Company’s funding costs, operating flexibility, and ability to fund ongoing operations, development capital expenditures, or other strategic acquisitions with additional borrowings,

•	the Company’s ability to comply with the terms of its corporate integrity agreements with the OIG,
•	the Company’s ability to exit the skilled nursing facility business, and realize the anticipated benefits, cost savings and strategic gains from this initiative,
•	the potential for diversion of management time and use of resources in seeking to exit the skilled nursing facility business,

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Cautionary Statement (Continued)

•	the effects of additional legislative changes and government regulations, interpretation of regulations, and changes in the nature and enforcement of regulations governing the healthcare industry,
•	the ability of the Company’s hospitals, nursing centers and other healthcare services to adjust to medical necessity reviews,
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
•

the costs of defending and insuring against alleged professional liability and other claims and investigations (including those related to pending investigations and whistleblower and wage and hour class action lawsuits against the Company) and the Company’s ability to predict the estimated costs and reserves related to such claims and investigations, including the impact of differences in actuarial assumptions and estimates compared to eventual outcomes,

•

the Company’s ability to comply with its rental and debt agreements, including payment of amounts owed thereunder and compliance with the covenants contained therein, including under the Company’s master lease agreements with Ventas, Inc.,

•	the Company’s inability to maintain the security and functionality of its information systems, or to defend against or otherwise prevent a cybersecurity attack or breach,
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

The Company is a healthcare services company that through its subsidiaries operates a home health, hospice and community care business, TC hospitals, IRFs, a contract rehabilitation services business, nursing centers, and assisted living facilities across the United States. At March 31, 2017, the Company’s Kindred at Home division primarily provided home health, hospice, and community care services from 619 sites of service in 40 states. The Company’s hospital division operated 82 TC hospitals (6,107 licensed beds) in 18 states. The Company’s Kindred Rehabilitation Services division operated 19 IRFs (995 licensed beds) and 101 hospital-based ARUs, and provided rehabilitation services primarily in hospitals and long-term care settings in 46 states. The Company’s nursing center division operated 91 nursing centers (11,568 licensed beds) and seven assisted living facilities (380 licensed beds) in 19 states.

Gentiva merger

On October 9, 2014, the Company entered into an agreement and plan of merger with Gentiva, providing for the Gentiva Merger. On February 2, 2015, the Company consummated the Gentiva Merger, with Gentiva continuing as the surviving company and the Company’s wholly owned subsidiary.

Operating results in the first quarter of 2016 included transaction costs totaling $1 million, and retention and severance costs totaling $1 million related to the Gentiva Merger.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

General (Continued)

Valuation of long-lived assets, goodwill, and intangible assets (Continued)

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

During the first quarter of 2017, the Company recorded asset impairment charges of $0.7 million related to the Company’s plan to exit the skilled nursing facility business as an owner and operator, and $0.4 million related to a valuation adjustment for a building within the Kindred at Home division. These charges reflect the amount by which the carrying value of certain property and equipment exceeded its estimated fair value. The fair value of property and equipment was measured using Level 3 inputs, primarily replacement costs.

During the first quarter of 2016, the Company recorded asset impairment charges of $8 million related to the then planned sale of 12 LTAC hospitals. These charges reflect the amount by which the carrying value of certain property and equipment exceeded its estimated fair value. The fair value of property and equipment was measured using Level 3 inputs, primarily replacement costs.

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

A reporting unit is either an operating segment or one level below the operating segment, referred to as a component. When the components within the Company’s operating segments have similar economic characteristics, the Company aggregates the components of its operating segments into one reporting unit. Accordingly, the Company has determined that its reporting units are home health, hospice, community care, hospitals, hospital rehabilitation services, inpatient rehabilitation hospitals, RehabCare, and nursing centers. The community care reporting unit is included in the home health operating segment of the Kindred at Home division. The hospital rehabilitation services and inpatient rehabilitation hospitals reporting units are both included in the Kindred Hospital Rehabilitation Services operating segment of the Kindred Rehabilitation Services division. The carrying value of goodwill for each of the Company’s reporting units at March 31, 2017 and December 31, 2016 follows (in thousands):

	March 31,	December 31,
	2017	2016
Kindred at Home:
Home health	$746,019	$746,019
Hospice	646,329	646,329
Community care	173,463	173,463
	1,565,811	1,565,811
Hospitals	361,310	361,310
Kindred Rehabilitation Services:
Kindred Hospital Rehabilitation Service contracts	173,618	173,618
Inpatient rehabilitation hospitals	326,335	326,335
RehabCare	-	-
	499,953	499,953
Nursing centers	-	-
	$2,427,074	$2,427,074

The goodwill impairment test involved a two-step process at October 1, 2016. The first step is a comparison of each reporting unit’s fair value to its carrying value. If the carrying value of the reporting unit is greater than its fair value, there is an indication that impairment may exist and the second step must be performed to measure the amount of impairment loss, if any. Based upon the results of the step one impairment test for goodwill for each of the Company’s reporting units at October 1, 2016, no goodwill impairment charges were recorded in connection with the Company’s annual impairment test.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

General (Continued)

Valuation of long-lived assets, goodwill, and intangible assets (Continued)

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

As part of the October 1, 2016 annual impairment test, it was determined the hospice reporting unit carrying value was within 3% of its fair value. Adverse changes in the operating environment and related key assumptions used to determine the fair value of the Company’s reporting units and indefinite-lived intangible assets or declines in the value of the Company’s common stock may result in future impairment charges for a portion or all of these assets. Specifically, if the rate of growth of government and commercial revenues earned by the Company’s reporting units were to be less than projected, if healthcare reforms were to negatively impact the Company’s business, if weighted average cost of capital increases, or if recent increases in labor costs materially exceed the Company’s projections in its reporting units or business segments, an impairment charge of a portion or all of these assets may be required. An impairment charge could have a material adverse effect on the Company’s business, financial position and results of operations, but would not be expected to have an impact on the Company’s cash flows or liquidity.

In January 2017, the FASB issued authoritative guidance that simplifies the measurement of goodwill impairment to a single-step test. The guidance removes step two of the goodwill impairment test, which required a hypothetical purchase price allocation. The measurement of goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. Under the revised guidance, failing step one will always result in goodwill impairment. The Company adopted the new guidance on January 1, 2017 on a prospective basis.

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

The annual impairment tests for certain of the Company’s indefinite-lived intangible assets are performed as of May 1 and October 1. As part of the annual indefinite-lived impairment review at October 1, 2016, an impairment charge of $4 million was recorded related to previously acquired home health and hospice Medicare certifications, certificates of need and a trade name. These charges reflect the amount by which the carrying value exceeded its estimated fair value. The fair values of the assets were measured using Level 3 inputs, such as projected revenues and operating cash flows. As part of the impairment review on May 1, 2016, an impairment charge of $3 million was recorded related to certificates of need for two hospitals which had declines in operating cash flows. This charge reflects the amount by which the carrying value of the certificates of need exceeded its estimated fair value. The fair value of the certificates of need was measured using Level 3 inputs, such as operating cash flows.

Medicare certifications in the Company’s home health, hospice and IRFs reporting units aggregating approximately $129 million were within 1% of their fair value at October 1, 2016 after the annual impairment test. The majority of the $129 million Medicare certification value is related to the Gentiva Merger and the Company’s acquisition of 11 IRFs in January 2015 from Centerre Healthcare Corporation, which were each appraised during 2015. The previously acquired RehabCare trade name, totaling $97 million, was within 10% of its fair value at the May 1, 2016 annual impairment test but could be negatively impacted by the loss of affiliated and non-affiliated customer contracts.

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

A summary of the Company’s operating data follows (unaudited):

	Three months ended
	March 31,
(In thousands)	2017	2016
Revenues:
Kindred at Home:
Home health	$450,831	$430,035
Hospice	179,378	176,426
	630,209	606,461
Hospital division	540,280	643,299
Kindred Rehabilitation Services:
Kindred Hospital Rehabilitation Services	176,812	165,774
RehabCare	200,031	204,248
	376,843	370,022
Nursing center division	272,845	272,227
	1,820,177	1,892,009
Eliminations:
Kindred Hospital Rehabilitation Services	(21,148)	(23,713)
RehabCare	(28,875)	(28,822)
Nursing centers	(1,758)	(1,503)
	(51,781)	(54,038)
	$1,768,396	$1,837,971
Income from continuing operations:
Segment EBITDAR:
Kindred at Home:
Home health	$63,750	$66,941
Hospice	27,581	24,866
	91,331	91,807
Hospital division	91,169	135,495
Kindred Rehabilitation Services:
Kindred Hospital Rehabilitation Services	51,403	47,870
RehabCare	10,609	11,987
	62,012	59,857
Nursing center division	31,718	30,100
Support center	(58,391)	(70,808)
Litigation contingency expense	-	(1,910)
Impairment charges	(1,157)	(7,788)
Restructuring charges	(14,267)	(1,701)
Transaction costs	-	(1,685)
EBITDAR	202,415	233,367
Rent	(95,612)	(97,517)
Restructuring charges - rent	(1,905)	(251)
Depreciation and amortization	(34,960)	(40,681)
Interest, net	(58,807)	(57,245)
Income from continuing operations before income taxes	11,131	37,673
Provision for income taxes	2,302	11,836
	$8,829	$25,837

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Results of Operations – Continuing Operations (Continued)

Operating data:

	Three months ended
	March 31,
	2017	2016
Kindred at Home:
Home health:
Sites of service (at end of period)	379	384
Revenue mix %:
Medicare	76.7	79.8
Medicaid	1.7	2.1
Commercial and other	11.5	8.4
Commercial paid at episodic rates	10.1	9.7
Episodic revenues ($ 000s)	$326,881	$325,821
Total episodic admissions	73,270	71,426
Same-store total episodic admissions	68,278	65,485
Medicare episodic admissions	62,404	62,011
Total episodes	114,964	113,887
Episodes per admission	1.57	1.59
Revenue per episode	$2,843	$2,861
Hospice:
Sites of service (at end of period)	180	177
Admissions	13,649	13,234
Same-store admissions	12,870	12,387
Average length of stay	96	92
Patient days	1,193,061	1,183,908
Average daily census	13,256	13,010
Revenue per patient day	$150	$149
Community Care and other revenues (included in home health business segment) ($ 000s)	$74,095	$66,305

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Results of Operations – Continuing Operations (Continued)

Operating data (Continued):

	Three months ended
	March 31,
	2017	2016
Hospital division:
End of period data:	82	95
Number of transitional care hospitals	6,107	7,089
Number of licensed beds
Revenue mix %:
Medicare	52.8	57.8
Medicaid	3.9	4.2
Medicare Advantage	12.2	11.5
Medicaid Managed	9.1	5.6
Commercial insurance and other	22.0	20.9
Admissions:
Medicare	7,529	8,919
Medicaid	354	463
Medicare Advantage	1,354	1,453
Medicaid Managed	851	733
Commercial insurance and other	1,614	1,871
	11,702	13,439
Patient days:
Medicare	187,738	229,004
Medicaid	13,334	21,134
Medicare Advantage	41,020	45,760
Medicaid Managed	32,713	25,341
Commercial insurance and other	53,695	62,769
	328,500	384,008
Average length of stay:
Medicare	24.9	25.7
Medicaid	37.7	45.6
Medicare Advantage	30.3	31.5
Medicaid Managed	38.4	34.6
Commercial insurance and other	33.3	33.5
Weighted average	28.1	28.6
Revenues per admission:
Medicare	$37,867	$41,717
Medicaid	60,091	57,928
Medicare Advantage	48,555	51,080
Medicaid Managed	57,736	49,287
Commercial insurance and other	73,750	71,651
Weighted average	46,170	47,868
Revenues per patient day:
Medicare	$1,519	$1,625
Medicaid	1,595	1,269
Medicare Advantage	1,603	1,622
Medicaid Managed	1,502	1,426
Commercial insurance and other	2,217	2,136
Weighted average	1,645	1,675
Medicare case mix index (discharged patients only)	1.172	1.163
Average daily census	3,650	4,220
Occupancy %	67.6	68.0
Same-hospital data:
Admissions:
Medicare	7,319	7,802
Medicaid	354	395
Medicare Advantage	1,315	1,219
Medicaid Managed	849	632
Commercial insurance and other	1,566	1,567
	11,403	11,615
Patient days:
Medicare	182,442	200,004
Medicaid	13,587	14,670
Medicare Advantage	39,924	38,617
Medicaid Managed	32,701	22,421
Commercial insurance and other	52,473	53,613
	321,127	329,325
Total average length of stay	28.2	28.4
Total revenues per patient day	$1,647	$1,710

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Results of Operations – Continuing Operations (Continued)

Operating data (Continued):

	Three months ended
	March 31,
	2017	2016
Kindred Rehabilitation Services:
Kindred Hospital Rehabilitation Services:
Freestanding IRFs:
End of period data:
Number of IRFs	19	19
Number of licensed beds	995	969
Discharges (a)	4,775	4,448
Same-hospital discharges (a)	4,393	4,295
Occupancy % (a)	71.4	70.6
Average length of stay (a)	12.8	13.2
Revenue per discharge (a)	$20,097	$19,731
Contract services:
Sites of service (at end of period):
Inpatient rehabilitation units (ARUs)	101	104
LTAC hospitals	119	119
Sub-acute units	7	7
Outpatient units	129	139
	356	369
Revenue per site	$227,100	$211,417
RehabCare:
Sites of service (at end of period)	1,703	1,767
Revenue per site	$117,458	$115,590

(a)Excludes non-consolidated IRF.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Results of Operations – Continuing Operations (Continued)

Operating data (Continued):

	Three months ended
	March 31,
	2017	2016
Nursing center division:
End of period data:
Number of facilities:
Nursing centers:
Owned or leased	87	88
Managed	4	4
Assisted living facilities	7	7
	98	99
Number of licensed beds:
Nursing centers:
Owned or leased	11,083	11,330
Managed	485	485
Assisted living facilities	380	375
	11,948	12,190
Revenue mix %:
Medicare	29.8	32.2
Medicaid	38.4	36.4
Medicare Advantage	7.9	7.2
Medicaid Managed	8.9	8.6
Private and other	15.0	15.6
Patient days (a):
Medicare	126,299	140,027
Medicaid	416,055	418,336
Medicare Advantage	45,221	43,410
Medicaid Managed	114,184	105,663
Private and other	128,211	139,142
	829,970	846,578
Patient day mix % (a):
Medicare	15.2	16.6
Medicaid	50.1	49.4
Medicare Advantage	5.5	5.1
Medicaid Managed	13.8	12.5
Private and other	15.4	16.4
Revenues per patient day (a):
Medicare Part A	$587	$577
Total Medicare (including Part B)	643	627
Medicaid	252	237
Medicaid (net of provider taxes) (b)	225	211
Medicare Advantage	477	452
Medicaid Managed	214	220
Private and other	319	305
Weighted average	329	322
Average daily census (a)	9,222	9,303
Admissions (a)	9,787	9,815
Occupancy % (a)	78.1	77.3
Medicare average length of stay (a)	26.7	28.2

(a)	Excludes managed facilities.
(b)	Provider taxes are recorded in general and administrative expenses for all periods presented.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Results of Operations – Continuing Operations (Continued)

Kindred at Home

Home health

Revenues increased 5% to $451 million in the first quarter of 2017 compared to $430 million for the same period in 2016. The revenue increase in 2017 was primarily the result of a 4% increase in same-store episodic admissions and acquisitions completed in 2016 that were partially offset by a 1% reduction in revenue per episode, all as compared to the first quarter of 2016.

Segment EBITDAR margins declined to 14.1% in the first quarter of 2017 compared to 15.6% for the same period in 2016. The decrease in segment EBITDAR margins was primarily attributable to an increase in labor costs and an increase in managed care and commercial patient revenue mix that pays lower average rates than Medicare.

Direct labor cost per visit increased 4% in the first quarter of 2017 compared to the same period in 2016, primarily as a result of the integration of pay practices and an increase in average wage rates. Employee benefit costs decreased 1% in the first quarter of 2017 compared to the same period in 2016, primarily as a result of a reduction in health insurance expense.

Hospice

Revenues increased 2% to $179 million in the first quarter of 2017 compared to $177 million for the same period in 2016, primarily as a result of a 2% increase in average daily census and a 1% increase in revenue per patient day. On a same-store basis, average daily census increased 3% and admissions increased 4%, all as compared to the first quarter 2016.

Segment EBITDAR margins increased to 15.4% in the first quarter of 2017 compared to 14.1% for the same period in 2016. The increase in segment EBITDAR margins was primarily attributable to an increase in average daily census and operating efficiencies associated with volume growth and the closure of unprofitable branches.

Direct labor cost per patient day increased 2% in the first quarter of 2017 compared to the same period in 2016, primarily as a result of the integration of pay practices and an increase in average wage rates. Employee benefit costs decreased 1% in the first quarter of 2017 compared to the same period in 2016, primarily as a result of a reduction in health insurance expense.

Hospital division

Revenues declined 16% to $540 million in the first quarter of 2017 compared to $643 million for the same period in 2016, primarily as a result of the hospital division entering LTAC patient criteria on September 1, 2016 for the majority of the Company’s LTAC hospitals, and the sale or closure of 15 LTAC hospitals during the second half of 2016 which contributed $63 million of revenues in the first quarter of 2016. Same-hospital admissions declined 2% in the first quarter of 2017 compared to the same period in 2016.

Segment EBITDAR margins declined to 16.9% in the first quarter of 2017 compared to 21.1% for the same period in 2016, primarily as a result of the previously mentioned LTAC patient criteria.

Average hourly wage rates increased 4% in the first quarter of 2017 compared to the same period in 2016, primarily as a result of an increase in contract labor. Employee benefit costs declined 12% in the first quarter of 2017 compared to the same period in 2016, primarily as a result of the sale or closure of 15 LTAC hospitals during the second half of 2016.

Professional liability costs were $9 million and $11 million in the first quarter of 2017 and 2016, respectively. The decline in 2017 was primarily attributable to a decrease in the frequency and severity of claims.

Kindred Rehabilitation Services

Kindred Hospital Rehabilitation Services

Revenues increased 7% to $177 million in the first quarter of 2017 compared to $166 million for the same period in 2016, primarily attributable to two freestanding IRFs that opened during 2016 and a 2% increase in same-hospital discharges for freestanding IRFs in the first quarter of 2017 compared to the same period in 2016.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Results of Operations – Continuing Operations (Continued)

Kindred Rehabilitation Services (Continued)

Kindred Hospital Rehabilitation Services (Continued)

Segment EBITDAR margins increased to 29.1% in the first quarter of 2017 compared to 28.9% for the same period in 2016, primarily a result of cost efficiencies associated with the maturation of IRF hospital development in 2016 and an increase in same-hospital discharges.

Employee benefit costs increased 7% in the first quarter of 2017 compared to the same period in 2016, primarily as a result of an increase in health insurance expense and the two freestanding IRFs that opened during 2016.

RehabCare

Revenues declined 2% to $200 million in the first quarter of 2017 compared to $204 million for the same period in 2016, primarily attributable to a net loss of customer contract sites of service. The number of RehabCare sites of service at March 31, 2017 was 1,703 compared to 1,767 at March 31, 2016. The net loss of customer contract sites of service was primarily attributable to the strategic termination of unprofitable customer contract sites, competition, and customers moving therapy services in-house. Revenues derived from non-affiliated customers aggregated $171 million and $175 million in the first quarter of 2017 and 2016, respectively.

Segment EBITDAR margins declined to 5.3% in the first quarter of 2017 compared to 5.9% for the same period in 2016, primarily attributable to the net loss of customer contract sites of service.

Employee benefit costs decreased 3% in the first quarter of 2017 compared to the same period in 2016, primarily as a result of the net loss of customer contract sites of service.

Nursing center division

Revenues were relatively unchanged at $273 million in the first quarter of 2017 compared to $272 million in the same period in 2016. Nursing center revenues per patient day increased 2% in the first quarter of 2017 compared to the same period in 2016 while Medicare average length of stay declined 5% and average daily census declined 1%.

Segment EBITDAR margins increased to 11.6% in the first quarter of 2017 compared to 11.1% for the same period in 2016, primarily as a result of an increase in revenues per patient day.

Average hourly wage rates increased 4% in the first quarter of 2017 compared to the same period in 2016, primarily as a result of pay rate increases and higher contract labor costs. Employee benefit costs declined 6% in the first quarter of 2017 compared to the same period in 2016, primarily as a result of a reduction in compensated absences expense.

Professional liability costs were $8 million and $7 million in the first quarter of 2017 and 2016, respectively.

Support center

Segment EBITDAR for the Company’s operating divisions excludes allocations of support center overhead. These costs aggregated $58 million and $71 million in the first quarter of 2017 and 2016, respectively. The decrease in support center overhead was primarily attributable to cost reduction initiatives executed in the fourth quarter of 2016, lower incentive compensation costs and lower legal fees. As a percentage of consolidated revenues, support center overhead totaled 3.3% and 3.9% in the first quarter of 2017 and 2016, respectively.

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

Skilled Nursing Facility Business Exit

During the fourth quarter of 2016, the Company approved the strategic plan to exit the skilled nursing facility business as an owner and operator. As a result, the Company plans to optimize its overhead structure by eliminating divisional and corporate overhead above the facility level. The activities related to the skilled nursing facility business exit plan include retention, lease terminations costs, facility closure costs, and professional and other costs, which are expected to be substantially complete in 2018. The additional costs cannot be reasonably estimated at this time.

The Company incurred restructuring costs for this strategic exit of $6 million for retention and $0.4 million for professional and other costs in the first quarter of 2017.

LTAC Hospital Portfolio Repositioning

During the first quarter of 2016, the Company approved an LTAC hospital portfolio repositioning plan that incorporated the divestiture, swap or closure of certain LTAC hospitals as part of its mitigation strategies to prepare for new patient criteria for LTAC hospitals under the LTAC Legislation. The activities related to the LTAC hospital portfolio repositioning plan were substantially completed during 2016.

Restructuring charges that the Company incurred related to the LTAC hospital portfolio repositioning strategy consisted of $0.7 million for lease termination costs and $0.2 million for facility closure costs in the first quarter of 2017. These charges were $0.9 million for severance and $0.4 million for transaction costs in the first quarter of 2016.

Kindred at Home 2017 Efficiency Initiative

During the first quarter of 2017, the Kindred at Home division approved and initiated a cost and operations efficiency initiative to address increases in labor costs associated with competitive labor markets and the integration of pay practices from acquisitions across the Kindred at Home portfolio. This initiative includes the consolidation and closure of under-performing branches and a reduction in force associated with the restructuring of divisional and regional support teams. These activities will be substantially completed during 2017. The additional costs cannot be reasonably estimated at this time.

Restructuring charges related to these initiatives consisted of $0.6 million for lease termination costs, $3 million for asset write-offs, and $1 million for severance in the first quarter of 2017.

Kindred at Home Branch Consolidations and Closures

During the first quarter of 2015, the Company approved and initiated branch consolidations and closures in specific markets to improve operations and cost efficiencies in the Kindred at Home division. The branch consolidations and closures included branches that served both the home health and hospice business segment operations. Gentiva initiated similar branch consolidations and closures prior to the Gentiva Merger and these activities and acquired liabilities are included herein. These activities were substantially completed during 2016.

Restructuring charges related to these consolidations and closures consisted of $0.6 million for lease termination costs, $2 million for asset write-offs, and $1 million for severance in the first quarter of 2017. These charges were $0.3 million for each of lease termination costs and asset write-offs in the first quarter of 2016.

Transaction costs

Operating results in the first quarter of 2016 included transaction costs totaling $1 million, and retention and severance costs totaling $1 million related to the Gentiva Merger. These transaction, retention, and severance costs were included in general and administrative expenses.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Results of Operations – Continuing Operations (Continued)

Other expenses

Rent expense decreased 2% to $96 million in the first quarter of 2017 compared to $98 million for the same period in 2016, primarily attributable to the sale or closure of 15 LTAC hospitals during the second half of 2016.

Depreciation and amortization expense decreased 14% to $35 million in the first quarter of 2017 compared to $41 million for the same period in 2016, primarily attributable to an increase in assets becoming fully depreciated as well as the sale or closure of 15 LTAC hospitals during the second half of 2016.

Interest expense increased 3% to $59 million in the first quarter of 2017 compared to $57 million for the same period in 2016, primarily as a result of increased long-term borrowings and, to a lesser extent, an interest rate increase of 25 basis points related to the Term Loan Amendment Agreement in March 2017.

The Company’s effective income tax rate was 20.7% and 31.4% in the first quarter of 2017 and 2016, respectively. The change in the effective income tax rate in the first quarter of 2017 was attributable to the impact of a full valuation allowance in the first quarter of 2017 and resulting tax amortization related to indefinite lived intangible assets.

Consolidated results

Income from continuing operations before income taxes aggregated $11 million in the first quarter of 2017 compared to $38 million for the same period in 2016. Loss from continuing operations attributable to the Company aggregated $6 million in the first quarter of 2017 compared to income from continuing operations attributable to the Company of $13 million for the same period in 2016. The reduction in consolidated pretax income was primarily attributable to the Company’s hospital division entering into LTAC patient criteria on September 1, 2016 for the majority of the Company’s LTAC hospitals. In addition, restructuring charges and impairment charges negatively impacted consolidated pretax operating results by $17 million in the first quarter of 2017. Transaction and integration costs, litigation contingency expense, business interruption settlements, research and development, restructuring charges, and impairment charges negatively impacted consolidated pretax operating results by $12 million in the first quarter of 2016.

Results of Operations – Discontinued Operations

Income from discontinued operations aggregated $0.4 million in the first quarter of 2017 compared to loss from discontinued operations of $0.3 million for the same period in 2016.

Liquidity

Operating cash flows

Cash flows used in operations (including discontinued operations) aggregated $93 million in the first quarter of 2017 compared to $130 million for the same period of 2016. The reduction in cash flows used in operations in the first quarter of 2017 was primarily attributable to a reduction in litigation settlements, partially offset by the impact of LTAC patient criteria. On January 12, 2016, the Company entered into a settlement agreement with the United States of America, acting through the DOJ and on behalf of the OIG, to resolve a then-pending DOJ investigation concerning the operations of RehabCare. Under the settlement agreement, the Company paid $126 million to the United States during the first quarter of 2016.

The Company utilizes its ABL Facility to meet working capital needs and finance its acquisition and development activities. As a result, the Company typically carries minimal amounts of cash on its consolidated balance sheet. Based upon the Company’s expected operating cash flows and the availability of borrowings under the ABL Facility ($479 million at March 31, 2017), management believes that the Company has the necessary financial resources to satisfy its expected short-term and long-term liquidity needs.

Dividends and other payments

The Company paid a cash dividend of $0.12 per common share on March 31, 2017 to shareholders of record as of the close of business on March 13, 2017. The Company also paid a cash dividend of $0.12 per common share on April 1, 2016 to shareholders of record as of the close of business on March 10, 2016.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Liquidity (Continued)

Dividends and other payments (Continued)

The Company’s Board of Directors elected to discontinue paying dividends on the Company’s common stock following the March 31, 2017 payment and will instead redirect funds to repay debt and invest in growth.

The Company made an installment payment on the Units on March 1, 2017 to holders of record on February 15, 2017, which consisted of a quarterly installment payment of $18.75 per Unit. The Company also made an installment payment on the Units on March 1, 2016, which consisted of a quarterly installment payment of $18.75 per Unit. Each Unit is composed of a Purchase Contract and one share of Mandatory Redeemable Preferred Stock having a final preferred stock installment payment date of December 1, 2017 and an initial liquidation preference of $201.58 per share of Mandatory Redeemable Preferred Stock. To the extent that any Unit has been separated into its constituent Purchase Contract and its constituent share of Mandatory Redeemable Preferred Stock, the installment payment is payable only on the constituent share of Mandatory Redeemable Preferred Stock. The cash funding of installment payments on the Units will require the use of approximately $13 million in 2017, of which $3 million was paid in the first quarter.

Term Loan Amendment Agreement

On March 14, 2017, the Company entered into the Term Loan Amendment Agreement that amended and restated the Term Loan Facility to, among other things, (1) make adjustments to certain covenants and definitions to better accommodate the Company’s previously announced plan to sell its skilled nursing division, (2) provide the Company with increased leverage covenant flexibility for an interim period, (3) increase the applicable margin on the outstanding borrowings from 3.25% to 3.50% for LIBOR borrowings and from 2.25% to 2.50% for base rate borrowings, (4) require a maximum leverage ratio of no more than 5.00 to 1.00 for use of the $50 million annual dividend basket, and (5) provide for a prepayment premium of 1.00% in connection with any repricing transaction within six months of the closing date. In accordance with the authoritative guidance on debt, the Company accounted for the amendment as a debt modification.

Interest rate swaps

In January 2016, the Company entered into three interest rate swap agreements to hedge its floating interest rate on an aggregate of $325 million of debt outstanding under its Term Loan Facility. The interest rate swaps have an effective date of January 11, 2016, and expire on January 9, 2021. The Company is required to make payments based upon a fixed interest rate of 1.862% and 1.855% calculated on the notional amount of $175 million and $150 million, respectively. In exchange, the Company will receive interest on $325 million at a variable interest rate that is based upon the three-month LIBOR, subject to a minimum rate of 1.0%.

In March 2014, the Company entered into an interest rate swap agreement to hedge its floating interest rate on an aggregate of $400 million of debt outstanding under its Term Loan Facility. On April 8, 2014, the Company completed a novation of a portion of its $400 million swap agreement to two new counterparties, each in the amount of $125 million. The original swap contract was not amended, terminated, or otherwise modified. The interest rate swap had an effective date of April 9, 2014, will expire on April 9, 2018 and continues to apply to the Term Loan Facility. The Company is required to make payments based upon a fixed interest rate of 1.867% calculated on the notional amount of $400 million. In exchange, the Company will receive interest on $400 million at a variable interest rate that is based upon the three-month LIBOR, subject to a minimum rate of 1.0%.

The interest rate swaps were assessed for hedge effectiveness for accounting purposes and the Company determined the interest rate swaps qualify for cash flow hedge accounting at March 31, 2017. The Company records the effective portion of the gain or loss on these derivative financial instruments in accumulated other comprehensive income (loss) as a component of stockholders’ equity and records the ineffective portion of the gain or loss on these derivative financial instruments as interest expense. For the three months ended March 31, 2017 and 2016, there was no ineffectiveness related to the interest rate swaps.

The aggregate fair value of the interest rate swaps recorded in other accrued liabilities was $2 million and $3 million at March 31, 2017 and December 31, 2016, respectively.

Divestitures

On April 3, 2016, the Company entered into a definitive agreement to sell 12 LTAC hospitals for $27.5 million. The Company recognized a non-cash pretax impairment charge related to property and equipment of these 12 LTAC hospitals of $8 million during the first quarter of 2016.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Capital Resources

Capital expenditures and acquisitions

Excluding acquisitions, routine capital expenditures (expenditures necessary to maintain existing facilities that generally do not increase capacity or add services) totaled $12 million and $18 million in the first quarter of 2017 and 2016, respectively. Kindred Hospital Rehabilitation Services development capital expenditures (primarily new IRF development) totaled $0.5 million and $4 million in the first quarter of 2017 and 2016, respectively. Nursing center development capital expenditures (primarily the addition of transitional care services for higher acuity patients) totaled $4 million in the first quarter of 2016. Support center development capital expenditures totaled $5 million and $2 million in the first quarter of 2017 and 2016, respectively. Excluding acquisitions, the Company anticipates that routine capital spending for 2017 should approximate $70 million to $80 million and development capital spending should approximate $35 million to $45 million. Management expects that substantially all of these expenditures will be financed through internal sources or borrowings under the ABL Facility. Management believes that its capital expenditure program is adequate to improve and equip existing facilities. At March 31, 2017, the estimated cost to complete and equip construction in progress approximated $34 million.

Acquisition expenditures totaled $3 million and $26 million in the first quarter of 2017 and 2016, respectively, which were financed with operating cash flows and the ABL Facility. See note 2 of the notes to unaudited condensed consolidated financial statements.

Other Information

Effects of inflation and changing prices

The Company derives a substantial portion of its revenues from patients covered by the Medicare and Medicaid programs. The Company has been, and could be in the future, materially adversely affected by the continuing efforts of governmental and private third party payors to contain healthcare costs.

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

The Patient Protection and Affordable Care Act and the Healthcare Education and Reconciliation Act

Various healthcare reform provisions became law upon enactment of the Patient Protection and Affordable Care Act and the Healthcare Education and Reconciliation Act (previously defined as the ACA). The reforms contained in the ACA have affected each of the Company’s businesses in some manner and are directed in large part at increased quality and cost reductions. Several of the reforms are very significant and could ultimately change the nature of the Company’s services, the methods of payment for the Company’s services, and the underlying regulatory environment. These reforms include the possible modifications to the conditions of qualification for payment, bundling of payments to cover both acute and post-acute care, and the imposition of enrollment limitations on new providers.

The ACA also provides for: (1) reductions to the annual market basket payment updates for LTAC hospitals, IRFs, home health agencies, and hospice providers that could result in lower reimbursement than in the preceding year; (2) additional annual “productivity adjustment” reductions to the annual market basket payment update as determined by CMS for LTAC hospitals, IRFs, and nursing centers (beginning in federal fiscal year 2012), home health agencies (beginning in federal fiscal year 2015) and hospice providers (beginning in federal fiscal year 2013); (3) new transparency, reporting, and certification requirements for skilled nursing

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Other Information (Continued)

Effects of inflation and changing prices (Continued)

The Patient Protection and Affordable Care Act and the Healthcare Education and Reconciliation Act (Continued)

facilities, including disclosures regarding organizational structure, officers, directors, trustees, managing employees, and financial, clinical, and other related data; (4) a quality reporting system for hospitals (including LTAC hospitals and IRFs) beginning in federal fiscal year 2014; and (5) reductions in Medicare payments to hospitals (including LTAC hospitals and IRFs) beginning in federal fiscal year 2014 for failure to meet certain quality reporting standards or to comply with standards in new value-based purchasing demonstration project programs.

Further, the ACA mandates changes to home health and hospice benefits under Medicare. For home health, the ACA mandates creation of a value-based purchasing program, development of quality measures, a decrease in home health reimbursement beginning with federal fiscal year 2014 that will be phased-in over a four-year period, a reduction in the outlier cap, and reinstates a 3% add-on payment for home health services delivered to residents in rural areas on or after April 1, 2010 and before January 1, 2016.

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

The healthcare reforms and changes resulting from the ACA (including any repeal, amendment, modification or retraction thereof), as well as other similar healthcare reforms, including any potential change in the nature of services the Company provides, the methods or amount of payment the Company receives for such services, and the underlying regulatory environment, could have a material adverse effect on the Company’s business, financial position, results of operations, and liquidity.

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

The Company believes that its operating margins also will continue to be under pressure as the growth in operating expenses, particularly professional liability, labor, and employee benefits costs, exceeds any potential payment increases from third party payors. In addition, as a result of competitive pressures, the Company’s ability to maintain operating margins through price increases to private patients is limited.

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

The effective date of the new patient criteria was October 1, 2015, and tied to each individual LTAC hospital’s cost reporting period, followed by a two-year phase-in period. During the phase-in period, payment for patients receiving the site-neutral rate is based 50% on LTAC PPS and 50% on the site-neutral rate. CMS estimates an overall net reduction in Medicare revenue of 4.6% for hospitals receiving this 50/50 blended reimbursement. The majority of the Company’s TC hospitals (which are certified as LTAC hospitals under the Medicare program) have a cost reporting period starting on September 1 of each year, and thus the phase-in of new patient criteria did not begin for a majority of the Company’s TC hospitals until September 1, 2016, and full implementation of the new criteria will not begin until September 1, 2018.

The new patient criteria imposed by the LTAC Legislation reduces the population of patients eligible for reimbursement under LTAC PPS and changes the basis upon which the Company is paid for other patients. In addition, the LTAC Legislation is subject to additional governmental regulations and the interpretation and enforcement of those regulations. The LTAC Legislation, the implementation of new patient criteria, changes in referral patterns, and other associated elements has had, and will continue to have, an adverse effect on the Company’s business, financial position, results of operations, and liquidity.

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

   The Medicare Access and CHIP Reauthorization Act of 2015

The Medicare Access and CHIP Reauthorization Act of 2015 (“MACRA”) was signed into law on April 16, 2015. Among other items, MACRA: (1) permanently replaces the sustainable growth rate formula previously used to determine updates to Medicare physician reimbursement, replacing these updates with quality and value measurements and participation in alternate payment models; (2) extends the Medicare Part B outpatient therapy cap exception process until December 31, 2017; (3) extends the 3% add-on payment for home health services delivered to residents in rural areas until December 31, 2017; and (4) sets payment updates for post-acute providers at 1% after other adjustments required by the ACA for 2018.

For additional information regarding Medicare and Medicaid reimbursement and other government regulations impacting the Company, see the Company’s Annual Report on Form 10-K for 2016 as filed with the SEC.

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

MACRA extends the 3% add on payment for home health services delivered to residents in rural areas until December 31, 2017.

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

Hospice.   On April 27, 2017, CMS issued proposed regulations for Medicare reimbursement for hospice providers effective October 1, 2017. These proposed regulations implement a net market basket increase to the standard federal payment rate of 1.0%, as required by MACRA.

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

Hospital division

On April 14, 2017, CMS issued proposed regulations regarding Medicare reimbursement for LTAC hospitals for the federal fiscal year beginning October 1, 2017. Included in the proposed regulations are: (1) a net market basket increase to the standard federal payment rate of 1.0%, as required by MACRA; (2) a wage level budget neutrality factor of 0.9866449 applied to the standard federal payment rate; (3) an additional budget neutrality adjustment for impact of changes in short stay outliers; (4) adjustments to area wage indexes; and (5) an increase in the high cost outlier threshold per discharge to $30,081. The proposed rule also extends the moratorium on the full implementation of the 25% rule until October 1, 2018.

On August 2, 2016, CMS issued final regulations regarding Medicare reimbursement for LTAC hospitals for the federal fiscal year beginning October 1, 2016. Included in the final regulations are: (1) a market basket increase to the standard federal payment rate of 2.8%; (2) offsets to the standard federal payment rate by the ACA of: (a) 0.3% to account for the effect of a productivity adjustment, and (b) 0.75% as required by the statute; (3) a wage level budget neutrality factor of 0.999593 applied to the adjusted standard federal payment rate; (4) adjustments to area wage indexes; and (5) an increase in the high cost outlier threshold per discharge to $21,943. The final rule also implements a new regulation to consolidate existing 25% rule requirements.

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

Kindred Rehabilitation Services

Inpatient rehabilitation hospitals.   On April 27, 2017, CMS issued proposed regulations regarding Medicare reimbursement for IRFs for the federal fiscal year beginning October 1, 2017. These proposed regulations implement a net market basket increase to the standard payment conversion factor of 1.0%, as required by MACRA.

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

Nursing center division

On April 27, 2017, CMS issued proposed regulations updating Medicare payment rates for nursing centers effective October 1, 2017. These proposed regulations implement a net market basket increase to the standard federal payment rate of 1.0%, as required by MACRA.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Condensed Consolidated Statement of Operations

(Unaudited)

(In thousands, except per share amounts)

	2016 Quarters					First Quarter
	First	Second	Third	Fourth	Year	2017
Revenues	$1,837,971	$1,842,070	$1,793,527	$1,745,951	$7,219,519	$1,768,396
Salaries, wages and benefits	926,214	928,954	957,644	945,611	3,758,423	931,880
Supplies	99,416	99,410	95,500	89,772	384,098	90,186
Rent	97,517	100,093	98,415	94,509	390,534	95,612
Other operating expenses	214,701	217,850	217,364	195,765	845,680	205,483
General and administrative expenses	353,826	334,326	310,407	304,869	1,303,428	323,236
Other income	(952)	(511)	(446)	(991)	(2,900)	(228)
Litigation contingency expense	1,910	930	-	-	2,840	-
Impairment charges	7,788	6,131	324,289	4,351	342,559	1,157
Restructuring charges	1,952	4,808	81,463	18,952	107,175	16,172
Depreciation and amortization	40,681	40,257	40,382	38,082	159,402	34,960
Interest expense	57,499	58,056	59,862	59,230	234,647	59,334
Investment income	(254)	(497)	(1,810)	(601)	(3,162)	(527)
	1,800,298	1,789,807	2,183,070	1,749,549	7,522,724	1,757,265
Income (loss) from continuing operations before income taxes	37,673	52,263	(389,543)	(3,598)	(303,205)	11,131
Provision for income taxes	11,836	17,882	281,752	2,860	314,330	2,302
Income (loss) from continuing operations	25,837	34,381	(671,295)	(6,458)	(617,535)	8,829
Discontinued operations, net of income taxes:
Income (loss) from operations	(582)	3,016	(12)	4,194	6,616	387
Gain (loss) on divestiture of operations	262	(83)	-	116	295	-
Income (loss) from discontinued operations	(320)	2,933	(12)	4,310	6,911	387
Net income (loss)	25,517	37,314	(671,307)	(2,148)	(610,624)	9,216
(Earnings) loss attributable to noncontrolling interests:
Continuing operations	(12,514)	(13,522)	(14,305)	(13,261)	(53,602)	(14,965)
Discontinued operations	(2)	(3)	(1)	2	(4)	1
	(12,516)	(13,525)	(14,306)	(13,259)	(53,606)	(14,964)
Income (loss) attributable to Kindred	$13,001	$23,789	$(685,613)	$(15,407)	$(664,230)	$(5,748)
Amounts attributable to Kindred stockholders:
Income (loss) from continuing operations	$13,323	$20,859	$(685,600)	$(19,719)	$(671,137)	$(6,136)
Income (loss) from discontinued operations	(322)	2,930	(13)	4,312	6,907	388
Net income (loss)	$13,001	$23,789	$(685,613)	$(15,407)	$(664,230)	$(5,748)
Earnings (loss) per common share:
Basic:
Income (loss) from continuing operations	$0.15	$0.24	$(7.89)	$(0.23)	(7.73)	$(0.07)
Discontinued operations:
Income (loss) from operations	-	0.03	-	0.05	0.08	-
Gain (loss) on divestiture of operations	-	-	-	-	-	-
Income (loss) from discontinued operations	-	0.03	-	0.05	0.08	-
Net income (loss)	$0.15	$0.27	$(7.89)	$(0.18)	$(7.65)	$(0.07)
Diluted:
Income (loss) from continuing operations	$0.15	$0.23	$(7.89)	$(0.23)	(7.73)	$(0.07)
Discontinued operations:
Income (loss) from operations	-	0.03	-	0.05	0.08	-
Gain (loss) on divestiture of operations	-	-	-	-	-	-
Income (loss) from discontinued operations	-	0.03	-	0.05	0.08	-
Net income (loss)	$0.15	$0.26	$(7.89)	$(0.18)	$(7.65)	$(0.07)

Shares used in computing earnings (loss) per common share:
Basic	86,590	86,836	86,869	86,904	86,800	87,085
Diluted	87,249	87,500	86,869	86,904	86,800	87,085

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Operating Data

(Unaudited)

(In thousands)

	2016 Quarters					First Quarter
	First	Second	Third	Fourth	Year	2017
Revenues:
Kindred at Home:
Home health	$430,035	$438,556	$449,958	$444,073	$1,762,622	$450,831
Hospice	176,426	185,641	188,575	186,161	736,803	179,378
	606,461	624,197	638,533	630,234	2,499,425	630,209
Hospital division	643,299	633,695	575,323	530,746	2,383,063	540,280
Kindred Rehabilitation Services:
Kindred Hospital Rehabilitation Services	165,774	169,815	169,018	170,041	674,648	176,812
RehabCare	204,248	196,075	192,480	191,489	784,292	200,031
	370,022	365,890	361,498	361,530	1,458,940	376,843
Nursing center division	272,227	272,395	270,259	273,055	1,087,936	272,845
	1,892,009	1,896,177	1,845,613	1,795,565	7,429,364	1,820,177
Eliminations:
Kindred Hospital Rehabilitation Services	(23,713)	(23,472)	(22,330)	(20,209)	(89,724)	(21,148)
RehabCare	(28,822)	(28,811)	(28,075)	(27,427)	(113,135)	(28,875)
Nursing centers	(1,503)	(1,824)	(1,681)	(1,978)	(6,986)	(1,758)
	(54,038)	(54,107)	(52,086)	(49,614)	(209,845)	(51,781)
	$1,837,971	$1,842,070	$1,793,527	$1,745,951	$7,219,519	$1,768,396

Income (loss) from continuing operations:
Segment EBITDAR:
Kindred at Home:
Home health	$66,941	$76,030	$75,073	$61,487	$279,531	$63,750
Hospice	24,866	31,329	31,326	28,805	116,326	27,581
	91,807	107,359	106,399	90,292	395,857	91,331
Hospital division	135,495	125,932	82,752	91,892	436,071	91,169
Kindred Rehabilitation Services:
Kindred Hospital Rehabilitation Services	47,870	50,469	49,470	49,314	197,123	51,403
RehabCare	11,987	13,269	9,248	5,578	40,082	10,609
	59,857	63,738	58,718	54,892	237,205	62,012
Nursing center division	30,100	33,662	29,922	33,658	127,342	31,718
Support center	(70,808)	(66,804)	(61,751)	(57,643)	(257,006)	(58,391)
Litigation contingency expense	(1,910)	(930)	-	-	(2,840)	-
Impairment charges	(7,788)	(6,131)	(324,289)	(4,351)	(342,559)	(1,157)
Restructuring charges	(1,701)	(4,346)	(22,813)	(16,923)	(45,783)	(14,267)
Transaction costs	(1,685)	(1,846)	(2,982)	(2,166)	(8,679)	-
EBITDAR	233,367	250,634	(134,044)	189,651	539,608	202,415
Rent	(97,517)	(100,093)	(98,415)	(94,509)	(390,534)	(95,612)
Restructuring charges - rent	(251)	(462)	(58,650)	(2,029)	(61,392)	(1,905)
Depreciation and amortization	(40,681)	(40,257)	(40,382)	(38,082)	(159,402)	(34,960)
Interest, net	(57,245)	(57,559)	(58,052)	(58,629)	(231,485)	(58,807)
Income (loss) from continuing operations before income taxes	37,673	52,263	(389,543)	(3,598)	(303,205)	11,131
Provision for income taxes	11,836	17,882	281,752	2,860	314,330	2,302
	$25,837	$34,381	$(671,295)	$(6,458)	$(617,535)	$8,829

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Operating Data (Continued)

(Unaudited)

(In thousands)

	2016 Quarters					First Quarter
	First	Second	Third	Fourth	Year	2017
Rent:
Kindred at Home:
Home health	$8,524	$8,734	$8,472	$8,598	$34,328	$8,453
Hospice	4,359	4,346	4,342	4,392	17,439	4,340
	12,883	13,080	12,814	12,990	51,767	12,793
Hospital division	51,945	53,759	52,555	48,804	207,063	49,330
Kindred Rehabilitation Services:
Kindred Hospital Rehabilitation Services	8,763	8,896	8,852	8,766	35,277	8,798
RehabCare	879	893	925	940	3,637	944
	9,642	9,789	9,777	9,706	38,914	9,742
Nursing center division	22,472	22,982	22,697	22,705	90,856	23,484
Support center	575	483	572	304	1,934	263
	$97,517	$100,093	$98,415	$94,509	$390,534	$95,612
Depreciation and amortization:
Kindred at Home:
Home health	$4,236	$3,877	$3,803	$3,805	$15,721	$3,128
Hospice	1,600	1,525	1,563	1,676	6,364	1,285
	5,836	5,402	5,366	5,481	22,085	4,413
Hospital division	13,199	13,070	12,627	11,118	50,014	10,710
Kindred Rehabilitation Services:
Kindred Hospital Rehabilitation Services	3,521	3,526	3,573	3,907	14,527	3,841
RehabCare	1,989	1,983	2,011	1,978	7,961	1,845
	5,510	5,509	5,584	5,885	22,488	5,686
Nursing center division	7,253	7,215	7,552	6,178	28,198	5,306
Support center	8,883	9,061	9,253	9,420	36,617	8,845
	$40,681	$40,257	$40,382	$38,082	$159,402	$34,960

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Operating Data (Continued)

(Unaudited)

(In thousands)

	2016 Quarters					First Quarter
	First	Second	Third	Fourth	Year	2017
Capital expenditures, excluding acquisitions (including discontinued operations):
Kindred at Home:
Home health:
Routine	$2,391	$1,318	$1,300	$1,392	$6,401	$1,038
Development	-	-	-	-	-	-
	2,391	1,318	1,300	1,392	6,401	1,038
Hospice:
Routine	671	620	637	414	2,342	629
Development	-	-	-	-	-	-
	671	620	637	414	2,342	629
Hospital division:
Routine	5,440	6,410	5,649	6,359	23,858	3,123
Development	-	-	-	-	-	-
	5,440	6,410	5,649	6,359	23,858	3,123
Kindred Rehabilitation Services:
Kindred Hospital Rehabilitation Services:
Routine	301	377	380	331	1,389	418
Development	4,246	6,125	4,973	5,429	20,773	482
	4,547	6,502	5,353	5,760	22,162	900
RehabCare:
Routine	175	332	698	662	1,867	187
Development	-	-	-	-	-	-
	175	332	698	662	1,867	187
Nursing center division:
Routine	3,166	4,595	5,486	4,130	17,377	1,595
Development	4,072	1,266	585	12	5,935	6
	7,238	5,861	6,071	4,142	23,312	1,601
Support center:
Routine:
Information systems	5,815	11,898	7,031	13,379	38,123	4,109
Other	147	3,174	692	682	4,695	842
	5,962	15,072	7,723	14,061	42,818	4,951
Development	1,701	1,316	2,828	2,272	8,117	4,951
	7,663	16,388	10,551	16,333	50,935	9,902
Totals:
Routine	18,106	28,724	21,873	27,349	96,052	11,941
Development	10,019	8,707	8,386	7,713	34,825	5,439
	$28,125	$37,431	$30,259	$35,062	$130,877	$17,380

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Operating Data (Continued)

(Unaudited)

	2016 Quarters					First Quarter
	First	Second	Third	Fourth	Year	2017
Kindred at Home:
Home health:
Sites of service (at end of period)	384	384	395	390		379
Revenue mix %:
Medicare	79.8	79.3	78.1	77.9	78.8	76.7
Medicaid	2.1	2.1	2.5	1.9	2.1	1.7
Commercial and other	8.4	8.2	8.6	10.6	8.9	11.5
Commercial paid at episodic rates	9.7	10.4	10.8	9.6	10.2	10.1
Episodic revenues ($ 000s)	$325,821	$332,193	$332,562	$323,398	$1,313,974	$326,881
Total episodic admissions	71,426	70,212	69,219	67,501	278,358	73,270
Same-store total episodic admissions	65,485	64,326	63,529	62,132	255,472	68,278
Medicare episodic admissions	62,011	60,730	59,823	59,540	242,104	62,404
Total episodes	113,887	113,278	113,256	111,164	451,585	114,964
Episodes per admission	1.59	1.61	1.64	1.65	1.62	1.57
Revenue per episode	$2,861	$2,933	$2,936	$2,909	$2,910	$2,843
Hospice:
Sites of service (at end of period)	177	177	185	183		180
Admissions	13,234	13,149	12,916	12,660	51,959	13,649
Same-store admissions	12,387	12,365	12,104	11,946	48,802	12,870
Average length of stay	92	91	98	100	95	96
Patient days	1,183,908	1,238,584	1,277,125	1,246,152	4,945,769	1,193,061
Average daily census	13,010	13,611	13,882	13,545	13,513	13,256
Revenue per patient day	$149	$150	$148	$149	$149	$150
Community Care and other revenues (included in home health business segment) ($ 000s)	$66,305	$68,229	$75,978	$74,875	$285,387	$74,095

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Operating Data (Continued)

(Unaudited)

	2016 Quarters					First Quarter
	First	Second	Third	Fourth	Year	2017
Hospital division:
End of period data:
Number of transitional care hospitals	95	97	94	82		82
Number of licensed beds	7,089	7,067	6,890	6,107		6,107
Revenue mix %:
Medicare	57.8	55.5	54.6	53.5	55.5	52.8
Medicaid	4.2	4.2	4.0	4.5	4.2	3.9
Medicare Advantage	11.5	12.0	12.1	11.0	11.7	12.2
Medicaid Managed	5.6	6.3	7.3	8.0	6.7	9.1
Commercial insurance and other	20.9	22.0	22.0	23.0	21.9	22.0
Admissions:
Medicare	8,919	8,253	7,861	7,351	32,384	7,529
Medicaid	463	386	375	336	1,560	354
Medicare Advantage	1,453	1,382	1,327	1,210	5,372	1,354
Medicaid Managed	733	768	861	787	3,149	851
Commercial insurance and other	1,871	1,807	1,727	1,488	6,893	1,614
	13,439	12,596	12,151	11,172	49,358	11,702
Patient days:
Medicare	229,004	219,013	202,482	186,290	836,789	187,738
Medicaid	21,134	19,409	16,781	12,181	69,505	13,334
Medicare Advantage	45,760	47,697	43,241	37,526	174,224	41,020
Medicaid Managed	25,341	27,267	28,534	29,275	110,417	32,713
Commercial insurance and other	62,769	63,009	59,856	54,148	239,782	53,695
	384,008	376,395	350,894	319,420	1,430,717	328,500
Average length of stay:
Medicare	25.7	26.5	25.8	25.3	25.8	24.9
Medicaid	45.6	50.3	44.7	36.3	44.6	37.7
Medicare Advantage	31.5	34.5	32.6	31.0	32.4	30.3
Medicaid Managed	34.6	35.5	33.1	37.2	35.1	38.4
Commercial insurance and other	33.5	34.9	34.7	36.4	34.8	33.3
Weighted average	28.6	29.9	28.9	28.6	29.0	28.1
Revenues per admission:
Medicare	$41,717	$42,579	$39,945	$38,602	$40,800	$37,867
Medicaid	57,928	69,797	61,338	70,333	64,356	60,091
Medicare Advantage	51,080	55,105	52,363	48,387	51,826	48,555
Medicaid Managed	49,287	51,696	48,631	54,238	50,932	57,736
Commercial insurance and other	71,651	77,193	73,515	82,066	75,819	73,750
Weighted average	47,868	50,309	47,348	47,507	48,281	46,170
Revenues per patient day:
Medicare	$1,625	$1,605	$1,551	$1,523	$1,579	$1,519
Medicaid	1,269	1,388	1,371	1,940	1,444	1,595
Medicare Advantage	1,622	1,597	1,607	1,560	1,598	1,603
Medicaid Managed	1,426	1,456	1,467	1,458	1,453	1,502
Commercial insurance and other	2,136	2,214	2,121	2,255	2,180	2,217
Weighted average	1,675	1,684	1,640	1,662	1,666	1,645
Medicare case mix index (discharged patients only)	1.163	1.179	1.172	1.153	1.169	1.172
Average daily census	4,220	4,136	3,814	3,472	3,909	3,650
Occupancy %	68.0	67.5	61.6	64.1	65.1	67.6
Same-hospital data:
Admissions:
Medicare	7,802	7,209	6,882	7,132	29,025	7,319
Medicaid	395	342	343	336	1,416	354
Medicare Advantage	1,219	1,148	1,165	1,187	4,719	1,315
Medicaid Managed	632	702	792	787	2,913	849
Commercial insurance and other	1,567	1,528	1,462	1,456	6,013	1,566
	11,615	10,929	10,644	10,898	44,086	11,403
Patient days:
Medicare	200,004	190,955	177,079	180,794	748,832	182,442
Medicaid	14,670	13,547	12,085	12,175	52,477	13,587
Medicare Advantage	38,617	40,835	38,462	36,900	154,814	39,924
Medicaid Managed	22,421	24,893	26,698	29,284	103,296	32,701
Commercial insurance and other	53,613	53,821	51,772	53,391	212,597	52,473
	329,325	324,051	306,096	312,544	1,272,016	321,127
Total average length of stay	28.4	29.7	28.8	28.7	28.9	28.2
Total revenues per patient day	$1,710	$1,722	$1,662	$1,668	$1,691	$1,647

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Operating Data (Continued)

(Unaudited)

	2016 Quarters					First Quarter
	First	Second	Third	Fourth	Year	2017
Kindred Rehabilitation Services:
Kindred Hospital Rehabilitation Services:
Freestanding IRFs:
End of period data:
Number of IRFs	19	19	19	19		19
Number of licensed beds	969	969	969	995		995
Discharges (a)	4,448	4,646	4,644	4,671	18,409	4,775
Same-hospital discharges (a)	4,295	4,535	4,546	4,538	17,914	4,393
Occupancy % (a)	70.6	70.6	68.8	66.5	69.1	71.4
Average length of stay (a)	13.2	12.9	12.7	12.6	12.8	12.8
Revenue per discharge (a)	$19,731	$19,318	$19,599	$19,486	$19,531	$20,097
Contract services:
Sites of service (at end of period):
Inpatient rehabilitation units (ARUs)	104	105	104	102		101
LTAC hospitals	119	121	120	119		119
Sub-acute units	7	7	7	5		7
Outpatient units	139	138	139	132		129
	369	371	370	358		356
Revenue per site	$211,417	$215,798	$210,810	$220,733	$858,758	$227,100
Revenue mix %:
Company-operated	30	29	29	26	28	26
Non-affiliated	70	71	71	74	72	74
RehabCare:
Sites of service (at end of period)	1,767	1,759	1,754	1,718		1,703
Revenue per site	$115,590	$111,470	$109,738	$111,460	$448,258	$117,458
Revenue mix %:
Company-operated	14	15	15	14	14	14
Non-affiliated	86	85	85	86	86	86

(a)	Excludes non-consolidating IRF.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Operating Data (Continued)

(Unaudited)

	2016 Quarters					First Quarter
	First	Second	Third	Fourth	Year	2017
Nursing center division:
End of period data:
Number of facilities:
Nursing centers:
Owned or leased	88	88	87	87		87
Managed	4	4	4	4		4
Assisted living facilities	7	7	7	7		7
	99	99	98	98		98
Number of licensed beds:
Nursing centers:
Owned or leased	11,330	11,330	11,083	11,083		11,083
Managed	485	485	485	485		485
Assisted living facilities	375	380	380	380		380
	12,190	12,195	11,948	11,948		11,948
Revenue mix %:
Medicare	32.2	31.1	29.5	29.3	30.6	29.8
Medicaid	36.4	36.9	38.1	39.1	37.6	38.4
Medicare Advantage	7.2	7.3	7.3	7.0	7.2	7.9
Medicaid Managed	8.6	8.7	9.2	9.1	8.9	8.9
Private and other	15.6	16.0	15.9	15.5	15.7	15.0
Patient days (a):
Medicare	140,027	134,699	126,800	124,243	525,769	126,299
Medicaid	418,336	422,968	425,490	428,808	1,695,602	416,055
Medicare Advantage	43,410	43,069	43,162	40,362	170,003	45,221
Medicaid Managed	105,663	107,288	112,458	117,425	442,834	114,184
Private and other	139,142	134,657	137,127	135,523	546,449	128,211
	846,578	842,681	845,037	846,361	3,380,657	829,970
Patient day mix % (a):
Medicare	16.6	16.0	15.0	14.7	15.5	15.2
Medicaid	49.4	50.2	50.4	50.6	50.2	50.1
Medicare Advantage	5.1	5.1	5.1	4.8	5.0	5.5
Medicaid Managed	12.5	12.7	13.3	13.9	13.1	13.8
Private and other	16.4	16.0	16.2	16.0	16.2	15.4
Revenues per patient day (a):
Medicare Part A	$577	$577	$573	$589	$579	$587
Total Medicare (including Part B)	627	630	629	644	632	643
Medicaid	237	238	242	249	241	252
Medicaid (net of provider taxes) (b)	211	212	217	223	216	225
Medicare Advantage	452	464	459	474	462	477
Medicaid Managed	220	220	221	213	218	214
Private and other	305	323	313	312	313	319
Weighted average	322	323	320	323	322	329
Average daily census (a)	9,303	9,260	9,185	9,200	9,237	9,222
Admissions (a)	9,815	9,480	9,698	9,409	38,402	9,787
Occupancy % (a)	77.3	76.7	77.5	77.9	77.4	78.1
Medicare average length of stay (a)	28.2	28.4	27.4	26.7	27.7	26.7

(a)	Excludes managed facilities.
(b)	Provider taxes are recorded in general and administrative expenses for all periods presented.

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

The following table provides information as of March 31, 2017 about the Company’s financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted average interest rates by expected maturity date.

Interest Rate Sensitivity

Principal (Notional) Amount by Expected Maturity

Average Interest Rate

(Dollars in thousands)

	Expected maturities
	2017	2018	2019	2020	2021	Thereafter	Total	Fair value March 31, 2017
Liabilities:
Long-term debt, including amounts due within one year:
Fixed rate:
Notes due 2020 (a)	$-	$-	$-	$750,000	$-	$-	$750,000	$783,450
Notes due 2022 (a)	-	-	-	-	-	500,000	500,000	460,700
Notes due 2023 (a)	-	-	-	-	-	600,000	600,000	608,100
Mandatory Redeemable Preferred Stock (a)	9,362	-	-	-	-	-	9,362	4,541
Other	340	143	-	-	-	-	483	483	(b)
	$9,702	$143	$-	$750,000	$-	$1,100,000	$1,859,845	$1,857,274
Average interest rate	7.1%	2.7%		8.0%		7.7%
Variable rate:
ABL Facility (c)	$-	$-	$197,700	$-	$-	$-	$197,700	$197,700
Term Loan Facility (a,d,e)	10,525	14,034	14,034	14,034	1,313,326	-	1,365,953	1,367,661
Other (f)	746	-	-	-	-	-	746	746
	$11,271	$14,034	$211,734	$14,034	$1,313,326	$-	$1,564,399	$1,566,107

(a)

The expected maturities exclude total debt issuance costs, net of accumulated amortization, of approximately $49 million, comprised of $7 million for the Notes due 2020, $6 million for the Notes due 2022, $7 million for the Notes due 2023, $0.3 million for the Mandatory Redeemable Preferred Stock, and $29 million for the Term Loan Facility.

(b)	Calculated based upon the net present value of future principal and interest payments using an average interest rate of 2.6%.
(c)

Interest on borrowings under the ABL Facility is payable at a rate per annum equal to the applicable margin plus, at the Company’s option, either: (1) LIBOR determined by reference to the costs of funds for Eurodollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, or (2) a base rate determined by reference to the highest of: (a) the prime rate of JPMorgan Chase Bank, N.A., (b) the federal funds effective rate plus one-half of 1.00% and (c) LIBOR as described in subclause (1) plus 1.00%. At March 31, 2017, the applicable margin for borrowings under the ABL Facility was 2.00% with respect to LIBOR borrowings and 1.00% with respect to base rate borrowings. The applicable margin is subject to adjustment each fiscal quarter, based upon average historical excess availability during the preceding quarter.

(d)

Interest on borrowings under the Term Loan Facility is payable at a rate per annum equal to an applicable margin plus, at the Company’s option, either: (1) LIBOR determined by reference to the costs of funds for Eurodollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, or (2) a base rate determined by reference to the highest of: (a) the prime rate of JPMorgan Chase Bank, N.A., (b) the federal funds effective rate plus one-half of 1.00% and (c) LIBOR described in subclause (1) plus 1.00%. LIBOR is subject to an interest rate floor of 1.00%. The applicable margin for borrowings under the Term Loan Facility is 3.50% with respect to LIBOR borrowings and 2.50% with respect to base rate borrowings. The expected maturities for the Term Loan Facility exclude the original issue discount of approximately $6 million.

(e)

In January 2016, the Company entered into three interest rate swap agreements to hedge its floating interest rate on an aggregate of $325 million of debt outstanding under its Term Loan Facility. The interest rate swaps have an effective date of January 11, 2016, and expire on January 9, 2021. The Company is required to make payments based upon a fixed interest rate of 1.862% and 1.855% calculated on the notional amount of $175 million and $150 million, respectively. In exchange, the Company will receive interest on $325 million at a variable interest rate that is based upon the three-month LIBOR, subject to a minimum rate of 1.0%. In March 2014, the Company entered into an interest rate swap agreement to hedge its floating interest rate on an aggregate of $400 million of debt outstanding under its Term Loan Facility. On April 8, 2014, the Company completed a novation of a portion of its $400 million swap agreement to two new counterparties, each in the amount of $125 million. The original swap contract was not amended, terminated, or otherwise modified. The interest rate swap had an effective date of April 9, 2014, will expire on April 9, 2018 and continues to apply to the Term Loan Facility. The Company is required to make payments based upon a fixed interest rate of 1.867% calculated on the notional amount of $400 million. In exchange, the Company will receive interest on $400 million at a variable interest rate that is based upon the three-month LIBOR, subject to a minimum rate of 1.0%.

(f)	Interest based upon prime less 0.5%.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures and Changes in Internal Control Over Financial Reporting

The Company has carried out an evaluation under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2017, the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, are effective.

There has been no change in the Company’s internal control over financial reporting during the Company’s quarter ended March 31, 2017, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total number of shares (or units) purchased (a)	Average price paid per share (or unit) (b)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
Month #1 (January 1 – January 31)	4,745	$8.09	–	$–
Month #2 (February 1 – February 28)	54,607	7.19	–	–
Month #3 (March 1 – March 31)	215,874	8.45	–	–
Total	275,226	$8.19	–	$–

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
10.1**

Sixth Amendment and Restatement Agreement dated as of March 14, 2017, by and among Kindred Healthcare, Inc., the Consenting Lenders (as defined therein) and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 14, 2017 (Comm. File No. 001-14057)).

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

KINDRED HEALTHCARE, INC.
Date: May 9, 2017	/S/ Benjamin A. Breier
Benjamin A. Breier
President and Chief Executive Officer
Date: May 9, 2017	/S/ Stephen D. Farber
Stephen D. Farber
Executive Vice President, Chief Financial Officer