Form 10-Q
period 2017-06-30
KINDRED HEALTHCARE, INC
filed 2017-08-09
CIK 1060009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at July 31, 2017
Common stock, $0.25 par value	87,019,018 shares

1 of 79

KINDRED HEALTHCARE, INC.

FORM 10-Q

INDEX

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited):
	Condensed Consolidated Statement of Operations – for the three months ended June 30, 2017 and 2016 and for the six months ended June 30, 2017 and 2016	3
	Condensed Consolidated Statement of Comprehensive Income (Loss) – for the three months ended June 30, 2017 and 2016 and for the six months ended June 30, 2017 and 2016	4
	Condensed Consolidated Balance Sheet – June 30, 2017 and December 31, 2016	5
	Condensed Consolidated Statement of Cash Flows – for the three months ended June 30, 2017 and 2016 and for the six months ended June 30, 2017 and 2016	6
	Notes to Condensed Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	45
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	75
Item 4.	Controls and Procedures	76
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	77
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	77
Item 6.	Exhibits	78

KINDRED HEALTHCARE, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenues	$1,532,022	$1,605,374	$3,067,740	$3,205,862
Salaries, wages and benefits	833,703	842,840	1,673,516	1,678,420
Supplies	77,784	89,151	157,885	178,210
Building rent	64,861	67,025	129,517	133,010
Equipment rent	8,861	11,211	17,748	21,369
Other operating expenses	182,161	167,607	340,985	333,334
General and administrative expenses (exclusive of depreciation and amortization expense included below)	266,156	283,610	541,659	586,894
Other income	(2,287)	(505)	(2,257)	(2,338)
Litigation contingency expense	-	930	-	2,840
Impairment charges	135,829	6,131	136,303	13,919
Restructuring charges	5,050	798	15,056	2,750
Depreciation and amortization	25,651	33,198	55,471	66,752
Interest expense	60,801	58,053	120,129	115,542
Investment income	(2,228)	(486)	(2,737)	(722)
	1,656,342	1,559,563	3,183,275	3,129,980
Income (loss) from continuing operations before income taxes	(124,320)	45,811	(115,535)	75,882
Provision (benefit) for income taxes	(16,116)	17,851	(13,882)	28,261
Income (loss) from continuing operations	(108,204)	27,960	(101,653)	47,621
Discontinued operations, net of income taxes:
Income from operations	8,870	9,437	17,701	15,031
Gain (loss) on divestiture of operations	(294,039)	(83)	(300,205)	179
Income (loss) from discontinued operations	(285,169)	9,354	(282,504)	15,210
Net income (loss)	(393,373)	37,314	(384,157)	62,831
Earnings attributable to noncontrolling interests:
Continuing operations	(10,791)	(8,847)	(21,274)	(16,698)
Discontinued operations	(4,954)	(4,678)	(9,435)	(9,343)
	(15,745)	(13,525)	(30,709)	(26,041)
Income (loss) attributable to Kindred	$(409,118)	$23,789	$(414,866)	$36,790
Amounts attributable to Kindred stockholders:
Income (loss) from continuing operations	$(118,995)	$19,113	$(122,927)	$30,923
Income (loss) from discontinued operations	(290,123)	4,676	(291,939)	5,867
Net income (loss)	$(409,118)	$23,789	$(414,866)	$36,790
Earnings (loss) per common share:
Basic:
Income (loss) from continuing operations	$(1.36)	$0.22	$(1.41)	$0.35
Discontinued operations:
Income from operations	0.04	0.05	0.10	0.07
Gain (loss) on divestiture of operations	(3.36)	-	(3.44)	-
Income (loss) from discontinued operations	(3.32)	0.05	(3.34)	0.07
Net income (loss)	$(4.68)	$0.27	$(4.75)	$0.42

Diluted:
Income (loss) from continuing operations	$(1.36)	$0.21	$(1.41)	$0.35
Discontinued operations:
Income from operations	0.04	0.05	0.10	0.06
Gain (loss) on divestiture of operations	(3.36)	-	(3.44)	-
Income (loss) from discontinued operations	(3.32)	0.05	(3.34)	0.06
Net income (loss)	$(4.68)	$0.26	$(4.75)	$0.41
Shares used in computing earnings (loss) per common share:
Basic	87,506	86,836	87,297	86,713
Diluted	87,506	87,500	87,297	87,374
Cash dividends declared and paid per common share	$-	$0.12	$0.12	$0.24

See accompanying notes.

KINDRED HEALTHCARE, INC.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Net income (loss)	$(393,373)	$37,314	$(384,157)	$62,831
Other comprehensive income (loss):
Available-for-sale securities (Note 12):
Change in unrealized investment gains	460	573	1,409	1,183
Reclassification of (gains) losses realized in net income (loss)	(1,654)	(4)	(1,655)	131
Net change	(1,194)	569	(246)	1,314
Interest rate swaps (Note 1):
Change in unrealized gains (losses)	(194)	313	832	(5,783)
Reclassification of (gains) losses realized in net income (loss), net of payments	(220)	2	(323)	393
Net change	(414)	315	509	(5,390)
Income tax (expense) benefit related to items of other comprehensive income (loss)	-	(322)	-	1,816
Other comprehensive income (loss)	(1,608)	562	263	(2,260)
Comprehensive income (loss)	(394,981)	37,876	(383,894)	60,571
Earnings attributable to noncontrolling interests	(15,745)	(13,525)	(30,709)	(26,041)
Comprehensive income (loss) attributable to Kindred	$(410,726)	$24,351	$(414,603)	$34,530

See accompanying notes.

KINDRED HEALTHCARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

(In thousands, except per share amounts)

	June 30,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$130,047	$137,061
Insurance subsidiary investments	97,076	108,966
Accounts receivable less allowance for loss of $100,737 ─ June 30, 2017 and $71,070 ─ December 31, 2016	1,224,442	1,172,078
Inventories	21,951	22,438
Income taxes	5,718	10,067
Assets held for sale	282,341	289,450
Other	61,990	63,693
	1,823,565	1,803,753

Property and equipment	1,537,821	1,531,598
Accumulated depreciation	(938,054)	(912,978)
	599,767	618,620

Goodwill	2,427,668	2,427,074
Intangible assets less accumulated amortization of $76,986 ─ June 30, 2017 and $101,612 ─ December 31, 2016	623,454	770,108
Insurance subsidiary investments	207,427	204,929
Other	296,088	288,240
Total assets (a)	$5,977,969	$6,112,724
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$180,618	$203,925
Salaries, wages and other compensation	372,090	397,486
Due to third party payors	28,177	41,320
Professional liability risks	55,330	65,284
Accrued lease termination fees	267,804	5,224
Other accrued liabilities	281,984	264,512
Long-term debt due within one year	21,539	27,977
	1,207,542	1,005,728

Long-term debt	3,303,539	3,215,062
Professional liability risks	310,516	295,311
Deferred tax liabilities	185,960	201,808
Deferred credits and other liabilities	354,361	353,294

Commitments and contingencies (Note 14)

Equity:
Stockholder's equity:
Common stock, $0.25 par value; authorized 175,000 shares; issued 87,025 shares ─ June 30, 2017 and 85,166 shares ─ December 31, 2016	21,756	21,291
Capital in excess of par value	1,705,228	1,710,231
Accumulated other comprehensive income	1,836	1,573
Accumulated deficit	(1,335,410)	(920,544)
	393,410	812,551
Noncontrolling interests	222,641	228,970
Total equity	616,051	1,041,521
Total liabilities (a) and equity	$5,977,969	$6,112,724

(a)

The Company’s consolidated assets as of June 30, 2017 and December 31, 2016 include total assets of variable interest entities of $403.1 million and $394.1 million, respectively, which can only be used to settle the obligations of the variable interest entities. The Company’s consolidated liabilities as of June 30, 2017 and December 31, 2016 include total liabilities of variable interest entities of $42.7 million and $38.9 million, respectively. See note 1 of the notes to unaudited condensed consolidated financial statements.

See accompanying notes.

KINDRED HEALTHCARE, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(In thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Cash flows from operating activities:
Net income (loss)	$(393,373)	$37,314	$(384,157)	$62,831
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense	26,005	34,435	56,305	68,392
Amortization of intangible assets	4,360	5,957	9,020	12,783
Amortization of stock-based compensation costs	4,855	5,639	7,987	10,043
Amortization of deferred financing costs	4,352	3,708	8,484	7,275
Payment of capitalized lender fees related to debt amendment	-	(7,333)	(5,403)	(7,333)
Provision for doubtful accounts	35,966	9,221	47,184	20,946
Deferred income taxes	(17,047)	17,802	(15,820)	29,298
Impairment charges	136,415	6,131	137,572	13,919
(Gain) loss on divestiture of discontinued operations	294,039	83	300,205	(179)
Other	762	656	6,812	959
Change in operating assets and liabilities:
Accounts receivable	(13,390)	(13,229)	(99,223)	(101,121)
Inventories and other assets	1,939	(10,161)	(2,518)	(15,393)
Accounts payable	2,187	23,077	(22,310)	12,456
Income taxes	2,058	707	4,349	853
Due to third party payors	(6,304)	351	(13,143)	(4,492)
Other accrued liabilities	9,845	20,850	(35,313)	(106,369)
Net cash provided by operating activities	92,669	135,208	31	4,868
Cash flows from investing activities:
Routine capital expenditures	(17,396)	(28,724)	(29,337)	(46,830)
Development capital expenditures	(5,857)	(8,707)	(11,296)	(18,726)
Acquisitions, net of cash acquired	(3,500)	(1,372)	(6,650)	(27,711)
Acquisition deposits	-	-	-	18,489
Sale of assets	-	142	-	1,223
Purchase of insurance subsidiary investments	(68,300)	(20,154)	(90,608)	(52,995)
Sale of insurance subsidiary investments	49,077	15,713	67,776	46,603
Net change in insurance subsidiary cash and cash equivalents	27,113	13,201	33,525	23,159
Net change in other investments	(273)	583	(244)	(33,398)
Other	(108)	792	46	(1,127)
Net cash used in investing activities	(19,244)	(28,526)	(36,788)	(91,313)
Cash flows from financing activities:
Proceeds from borrowings under revolving credit	309,000	244,300	787,600	778,000
Repayment of borrowings under revolving credit	(349,900)	(524,600)	(693,300)	(827,700)
Proceeds from issuance of term loan, net of discount	-	198,100	-	198,100
Proceeds from other long-term debt	-	-	-	750
Repayment of term loan	(3,508)	(3,508)	(7,017)	(6,511)
Repayment of other long-term debt	(339)	(270)	(623)	(550)
Payment of deferred financing costs	(50)	(141)	(129)	(292)
Issuance of common stock in connection with employee benefit plans	32	-	32	-
Payment of dividend for mandatory redeemable preferred stock	(3,065)	(2,853)	(6,075)	(5,654)
Dividends paid	-	(10,225)	(10,228)	(20,293)
Contributions made by noncontrolling interests	113	1,900	113	6,268
Distributions to noncontrolling interests	(12,500)	(14,231)	(38,301)	(30,546)
Purchase of noncontrolling interests	-	-	-	(1,000)
Payroll tax payments for equity awards issuance	(74)	(180)	(2,329)	(2,829)
Net cash provided by (used in) financing activities	(60,291)	(111,708)	29,743	87,743
Change in cash and cash equivalents	13,134	(5,026)	(7,014)	1,298
Cash and cash equivalents at beginning of period	116,913	105,082	137,061	98,758
Cash and cash equivalents at end of period	$130,047	$100,056	$130,047	$100,056
Supplemental information:
Interest payments	$35,151	$33,796	$109,990	$107,472
Income tax (refunds) payments	(1,077)	1,297	(2,317)	1,109
Non-cash contributions made by noncontrolling interests	1,150	-	1,150	2,800

See accompanying notes.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

Business

Kindred Healthcare, Inc. is a healthcare services company that through its subsidiaries operates a home health, hospice and community care business, transitional care (“TC”) hospitals, inpatient rehabilitation hospitals (“IRFs”), and a contract rehabilitation services business across the United States (collectively, the “Company” or “Kindred”). At June 30, 2017, the Company’s Kindred at Home division primarily provided home health, hospice, and community care services from 614 sites of service in 40 states. The Company’s hospital division operated 81 TC hospitals (certified as long-term acute care (“LTAC”) hospitals under the Medicare program) in 18 states. The Company’s Kindred Rehabilitation Services division operated 19 IRFs and 102 hospital-based acute rehabilitation units (“ARUs”) (certified as IRFs), and provided rehabilitation services primarily in hospitals and long-term care settings in 45 states.

Discontinued operations

The Company has completed several transactions related to the divestiture of unprofitable hospitals and nursing centers to improve its future operating results. The Company is also currently in the process of completing the SNF Divestiture (as defined and described more fully in Note 4.) For accounting purposes, the operating results of these businesses and the gains or losses associated with these transactions were classified as discontinued operations in the accompanying unaudited condensed consolidated statement of operations for all periods presented in accordance with the authoritative guidance in effect through December 31, 2014. Effective January 1, 2015, the authoritative guidance modified the requirements for reporting discontinued operations. A disposal is now required to be reported in discontinued operations only if the disposal represents a strategic shift that has (or will have) a major effect on the Company’s operations and financial results. See Notes 4 and 5.

Recently issued accounting requirements

In May 2017, the Financial Accounting Standards Board (the “FASB”) issued authoritative guidance to provide clarity and reduce diversity in practice when accounting for changes to terms or conditions of a share-based payment award under United States generally accepted accounting principles (“GAAP”). The new guidance is effective for annual and interim periods beginning after December 15, 2017 and early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s financial position, results of operations or liquidity.

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

In February 2016, the FASB issued amended authoritative guidance on accounting for leases. The new provisions require that a lessee of operating leases recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. The lease liability will be equal to the present value of lease payments, with the right-of-use asset based upon the lease liability. The classification criteria for distinguishing between finance (or capital) leases and operating leases are substantially similar to the previous lease guidance, but with no explicit bright lines. As such, operating leases will result in straight-line rent expense similar to current practice. For short-term leases (term of 12 months or less), a lessee is permitted to make an accounting election not to recognize lease assets and lease liabilities, which would generally result in lease expense being recognized on a straight-line basis over the lease term. The guidance is effective for annual and interim periods beginning after December 15, 2018, and will require application of the new guidance at the beginning of the earliest comparable period presented. The Company will not elect early adoption and will apply the modified retrospective approach as required. The adoption of this standard is expected to have a material impact on the Company’s financial position. The Company does not expect an impact on its results of operations or liquidity.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION (Continued)

Recently issued accounting requirements (Continued)

The Company will not elect early adoption but will apply the modified retrospective approach upon the required effective date. The Company’s initial assessment of the new guidance has identified the private payor portfolio to have variable consideration which are transactions potentially affected by the new guidance. The Company is also continuing to evaluate variable consideration arising from settlements with third party payors. The Company does anticipate that, as a result of the new guidance, certain operating divisions will reduce the provision for doubtful accounts as these amounts will be recognized earlier as a direct reduction to revenue and as such, the adoption of the new standard will have an impact on the amounts presented in certain categories on the consolidated statement of operations. Management will continue to evaluate and refine its estimates of the anticipated impact the new guidance will have on its revenue recognition policies, procedures, financial position, results of operations, financial disclosures and control policies.

Equity

The following table sets forth the changes in equity attributable to noncontrolling interests and equity attributable to Kindred stockholders for the six months ended June 30, 2017 and 2016 (in thousands):

For the six months ended June 30, 2017	Amounts attributable to Kindred stockholders	Noncontrolling interests	Total equity
Balance at December 31, 2016	$812,551	$228,970	$1,041,521
Comprehensive income (loss):
Net income (loss)	(414,866)	30,709	(384,157)
Other comprehensive income	263	-	263
	(414,603)	30,709	(383,894)
Issuance of common stock in connection with employee benefit plans	32	-	32
Shares tendered by employees for statutory tax withholdings upon issuance of common stock	(2,329)	-	(2,329)
Amortization of stock-based compensation	7,987	-	7,987
Dividends paid	(10,228)	-	(10,228)
Distributions to noncontrolling interests	-	(38,301)	(38,301)
Contributions made by noncontrolling interests (cash and non-cash)	-	1,263	1,263
Balance at June 30, 2017	$393,410	$222,641	$616,051

For the six months ended June 30, 2016
Balance at December 31, 2015	$1,499,854	$206,193	$1,706,047
Comprehensive income:
Net income	36,790	26,041	62,831
Other comprehensive loss	(2,260)	-	(2,260)
	34,530	26,041	60,571
Shares tendered by employees for statutory tax withholdings upon issuance of common stock	(2,829)	-	(2,829)
Income tax provision in connection with the issuance of common stock under employee benefit plans	(142)	-	(142)
Amortization of stock-based compensation	10,043	-	10,043
Dividends paid	(20,293)	-	(20,293)
Contributions made by noncontrolling interests (cash and non-cash)	-	9,068	9,068
Distributions to noncontrolling interests	-	(30,546)	(30,546)
Purchase of noncontrolling interests	(234)	(2,158)	(2,392)
Balance at June 30, 2016	$1,520,929	$208,598	$1,729,527

Property and equipment

Beginning April 1, 2017, the Company changed the estimated useful life of certain information technology equipment and software based upon a detailed review of actual utilization. Following the acquisition of Gentiva (as defined in Note 6), the Company made significant investments in information technology and software. The actual usage and longevity of these assets supports longer lives than previously estimated. The change in estimate extended the expected useful life by one to two years depending on the asset category and has been accounted for prospectively. The impact from this change in accounting estimate was an increase to income (loss) from continuing operations before income taxes of approximately $3.9 million ($2.4 million net of income taxes) in the second quarter of 2017.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION (Continued)

Derivative financial instruments

In January 2016, the Company entered into three interest rate swap agreements to hedge its floating interest rate on an aggregate of $325 million of debt outstanding under its Term Loan Facility (as defined in Note 13). The interest rate swaps have an effective date of January 11, 2016, and expire on January 9, 2021. The Company is required to make payments based upon a fixed interest rate of 1.862% and 1.855% calculated on the notional amount of $175 million and $150 million, respectively. In exchange, the Company will receive interest on $325 million at a variable interest rate that is based upon the three-month London Interbank Offered Rate (“LIBOR”), subject to a minimum rate of 1.0%.

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

The interest rate swaps were assessed for hedge effectiveness for accounting purposes and the Company determined the interest rate swaps qualify for cash flow hedge accounting at June 30, 2017. The Company records the effective portion of the gain or loss on these derivative financial instruments in accumulated other comprehensive income (loss) as a component of stockholders’ equity and records the ineffective portion of the gain or loss on these derivative financial instruments as interest expense. For the three months and six months ended June 30, 2017 and 2016, there was no ineffectiveness related to the interest rate swaps.

The aggregate fair value of the interest rate swaps recorded in other accrued liabilities was $1.9 million and $2.7 million at June 30, 2017 and December 31, 2016, respectively.

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

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION (Continued)

Variable interest entities (Continued)

The carrying amounts and classifications of the assets and liabilities of the consolidated VIEs are as follows (in thousands):

	June 30,	December 31,
	2017	2016
Assets:
Current assets:
Cash and cash equivalents	$44,646	$41,681
Accounts receivable, net	40,493	33,996
Inventories	1,633	1,641
Other	4,163	2,824
	90,935	80,142
Property and equipment, net	15,360	16,736
Goodwill	275,375	275,375
Intangible assets, net	21,421	21,839
Other	10	15
Total assets	$403,101	$394,107
Liabilities:
Current liabilities:
Accounts payable	$26,602	$23,345
Salaries, wages and other compensation	2,339	3,160
Other accrued liabilities	3,945	3,046
Long-term debt due within one year	1,208	1,571
	34,094	31,122
Long-term debt	195	455
Deferred credits and other liabilities	8,362	7,357
Total liabilities	$42,651	$38,934

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

Reclassifications

Certain prior period amounts have been reclassified to conform with the current period presentation, including reclassification of certain general and administrative expenses to salaries, wages and benefits, supplies, and other operating expenses as we believe these expenses are more patient care related.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 2 – ACQUISITIONS

The following is a summary of the Company’s acquisition activities. The operating results of the acquired businesses have been included in the accompanying unaudited condensed consolidated financial statements of the Company from the respective acquisition dates. The purchase price of acquired businesses resulted from negotiations with each of the sellers that were based upon both the historical and expected future cash flows of the respective businesses. Each of these acquisitions was financed through operating cash flows and borrowings under the Company’s ABL Facility (as defined in Note 13). Unaudited pro forma financial data related to the acquired businesses have not been presented because the acquisitions are not material individually to the Company’s consolidated financial statements.

During the second quarter of 2017, the Company acquired a home health business for $3.5 million in cash and during the six months ended June 30, 2017, the Company acquired two home health businesses for $3.2 million in cash.

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

NOTE 3 – IMPAIRMENT CHARGES

During the second quarter of 2017, the Company recorded asset impairment charges of $134.6 million related to the previously acquired RehabCare trade name ($97.4 million) and customer relationship intangible asset ($37.2 million) due to the expected loss of affiliated contracts related to the SNF Divestiture (as defined in Note 4) and cancellation of non-affiliated contracts. The fair value of the trade name was measured using Level 3 inputs, such as projected revenues and royalty rate. The fair value of the customer relationship intangible asset was measured using Level 3 inputs, such as discounted projected future operating cash flows.

During the second quarter of 2017, the Company also recorded asset impairment charges of $1.3 million related to a hospital certificate of need ($0.7 million) and a Medicare certification for an IRF ($0.6 million) after completing the annual indefinite-lived intangible assets impairment review at May 1. The fair value of the certificate of need was measured using Level 3 inputs, such as operating cash flows. The fair value of the Medicare certification was measured using a pending offer, a Level 3 input.

During the six months ended June 30, 2017, the Company recorded an asset impairment charge on property of $0.4 million related to a valuation adjustment for a building within the Kindred at Home division. The fair value of the property was measured using Level 3 inputs, primarily replacement cost.

During the second quarter of 2016, the Company recorded an asset impairment charge of $2.6 million related to the then pending sale of a medical office building. The fair value of the property was measured using a Level 3 input of the then pending offer.

During the second quarter of 2016, the Company also recorded an impairment charge of $3.5 million related to certificates of need for two hospitals as part of the annual indefinite-lived intangible assets impairment review at May 1. The fair value of the certificates of need was measured using Level 3 inputs, such as operating cash flows.

On April 3, 2016, the Company entered into a definitive agreement to sell 12 LTAC hospitals (the “Hospitals”) to a group of entities operating under the name “Curahealth”, which are affiliates of a private investment fund sponsored by Nautic Partners, LLC (the “Curahealth Disposal”) for $27.5 million. In connection with the sale of the Hospitals, the Company entered into amendments to certain of its master lease agreements with Ventas, Inc. (“Ventas”) on April 3, 2016 to transition the operations of seven of the Hospitals which were leased from Ventas. The Company paid a fee to Ventas of $3.5 million upon signing of the amendments. During the six months ended June 30, 2016, the Company recorded asset impairment charges of $7.8 million related to the Curahealth Disposal. The fair value of property and equipment was measured using Level 3 inputs, primarily replacement costs. The Curahealth Disposal was completed on October 1, 2016.

Each of the impairment charges discussed above reflects the amount by which the carrying value of the assets exceeded its estimated fair value at each impairment date.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 4 – DIVESTITURES

Skilled Nursing Facility Exit

On June 30, 2017, the Company entered into a definitive agreement with BM Eagle Holdings, LLC, a joint venture led by affiliates of BlueMountain Capital Management, LLC (“BlueMountain”), under which the Company is selling its skilled nursing facility business for $700 million in cash (the “SNF Divestiture”). The sale includes 89 nursing centers with 11,308 licensed beds and seven assisted living facilities with 380 licensed beds in 18 states.

As previously disclosed, 36 of the skilled nursing facilities (the “Ventas Properties”) are currently leased from Ventas and the Company has an option to acquire the real estate of the Ventas Properties for aggregate consideration of $700 million. As the Company closes on the sale of the Ventas Properties to BlueMountain, the Company will pay to Ventas the allocable portion of the $700 million purchase price for the Ventas Properties and Ventas will convey the real estate for the applicable Ventas Property to BlueMountain or its designee.

The SNF Divestiture is subject to customary conditions to closing, including the receipt of all licensure, regulatory and other approvals. The Company expects that the closings for the SNF Divestiture will occur in phases as regulatory and other approvals are received. The Company expects that the initial closing will occur in the third quarter of 2017 and that all of the closings will be completed by year end.

In accordance with authoritative guidance for assets held for sale and discontinued operations accounting, the skilled nursing facility business is reported as assets held for sale and was moved to discontinued operations for all periods presented.

During the second quarter of 2017, the Company recorded $288.8 million of pretax charges related to the SNF Divestiture, including a $262.3 million lease termination accrual, $18.0 million of transaction and other costs and $8.5 million of retention costs.

During the six months ended June 30, 2017, the Company recorded $6.2 million of pretax charges related to the SNF Divestiture, including $5.8 million of retention costs and $0.4 million of transaction costs.

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

On June 30, 2017, the Company entered into a definitive agreement regarding the SNF Divestiture. In connection with the SNF Divestiture, the results of operations of the skilled nursing facility business, which previously were reported in the Nursing Center division, and the gains or losses associated with the SNF Divestiture, have been classified as discontinued operations for all periods presented. In addition, direct overhead and the profits from applicable RehabCare contracts servicing the Company’s skilled nursing facility business were moved to discontinued operations for all periods presented. The Company has reclassified certain retained businesses and expenses previously reported in the Nursing Center division to other business segments, including hospital-based sub-acute units and a skilled nursing facility to the Hospital division and a small therapy business to the Kindred Hospital Rehabilitation Services operating segment for all periods presented. See Note 4.

The following table summarizes (in thousands) the SNF Divestiture liability activity (included in current liabilities) during the six months ended June 30, 2017, which does not include non-cash charges of $0.6 million related to other costs:

	Retention	Transaction and other costs	Lease termination costs	Total
Liability balance at December 31, 2016	$3,920	$420	$-	$4,340
Expense	14,321	17,837	262,274	294,432
Payments	(280)	(1,339)	-	(1,619)
Liability balance at June 30, 2017	$17,961	$16,918	$262,274	$297,153

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 5 – DISCONTINUED OPERATIONS (Continued)

A summary of discontinued operations follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenues	$251,374	$261,055	$507,057	$524,727
Salaries, wages and benefits	93,160	94,008	188,584	191,778
Supplies	10,653	10,813	21,166	21,749
Building rent	20,531	20,138	40,969	40,460
Equipment rent	2,104	2,174	4,201	3,992
Other operating expenses	71,363	67,195	140,174	138,195
General and administrative expenses	39,392	44,264	83,346	92,492
Other income	(52)	(171)	(316)	(434)
Impairment charges	585	-	1,268	-
Restructuring charges	-	4,010	-	4,010
Depreciation and amortization	4,714	7,194	9,854	14,423
Interest expense	7	15	12	24
Investment income	(20)	(11)	(37)	(30)
	242,437	249,629	489,221	506,659
Income from operations before income taxes	8,937	11,426	17,836	18,068
Provision for income taxes	67	1,989	135	3,037
Income from operations	8,870	9,437	17,701	15,031
Gain (loss) on divestiture of operations	(294,039)	(83)	(300,205)	179
Income (loss) from discontinued operations	(285,169)	9,354	(282,504)	15,210
Earnings attributable to noncontrolling interests	(4,954)	(4,678)	(9,435)	(9,343)
Income (loss) attributable to Kindred	$(290,123)	$4,676	$(291,939)	$5,867

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 5 – DISCONTINUED OPERATIONS (Continued)

The following table sets forth certain discontinued operating data by business segment (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenues:
Nursing center division	$250,899	$260,633	$506,080	$523,845
Hospital division	475	422	977	882
	$251,374	$261,055	$507,057	$524,727
Segment adjusted operating income:
Nursing center division	$36,395	$44,547	$72,673	$80,051
Hospital division	463	399	1,430	896
	$36,858	$44,946	$74,103	$80,947
Rent:
Nursing center division:
Building rent	$20,060	$19,673	$40,033	$39,533
Equipment rent	2,104	2,174	4,201	3,992
	22,164	21,847	44,234	43,525
Hospital division:
Building rent	471	465	936	927
Equipment rent	-	-	-	-
	471	465	936	927
Totals:
Building rent	20,531	20,138	40,969	40,460
Equipment rent	2,104	2,174	4,201	3,992
	$22,635	$22,312	$45,170	$44,452
Depreciation and amortization:
Nursing center division	$4,714	$7,194	$9,854	$14,423
Hospital division	-	-	-	-
	$4,714	$7,194	$9,854	$14,423

The following table sets forth a summary of assets held for sale related to the SNF Divestiture (in thousands):

	June 30,	December 31,
	2017	2016
Current assets:
Property and equipment, net	$254,469	$259,966
Intangible assets, net	19,974	20,127
Other	7,898	9,357
	282,341	289,450
Current liabilities (included in other accrued liabilities)	(16,300)	-
	$266,041	$289,450

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

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 6 – RESTRUCTURING CHARGES (Continued)

The following table sets forth the restructuring charges incurred by business segment (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Kindred at Home:
Home health	$913	$561	$6,845	$736
Hospice	1,658	245	4,044	662
	2,571	806	10,889	1,398
Hospital division	2,479	(657)	3,451	267
Kindred Rehabilitation Services:
Kindred Hospital Rehabilitation Services	-	-	-	-
RehabCare	-	-	-	-
	-	-	-	-
Support center	-	649	716	1,085
	$5,050	$798	$15,056	$2,750

Restructuring Activities:

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

The composition of the restructuring charges that the Company has incurred for these activities is as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Lease termination costs	$1,424	$-	$2,164	$-
Facility closure costs and gain on disposal	1,055	(1,103)	1,287	(1,103)
Severance	-	446	-	1,370
Transaction costs	-	649	-	1,085
	$2,479	$(8)	$3,451	$1,352

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 6 – RESTRUCTURING CHARGES (Continued)

Restructuring Activities (Continued):

LTAC Hospital Portfolio Repositioning (Continued)

The following table (in thousands) summarizes the Company’s LTAC hospital portfolio repositioning liability activity (included in other accrued liabilities) during the six months ended June 30, 2017, which does not include non-cash charges of $1.1 million related to facility closure costs:

Lease termination costs
Liability balance at December 31, 2016	$53,426
Expense	2,164
Payments	(6,420)
Liability balance at June 30, 2017	$49,170

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

The composition of the restructuring costs that the Company has incurred for these activities is as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Lease termination costs	$154	$-	$770	$-
Asset write-offs	1,428	-	4,316	-
Severance	274	-	1,691	-
	$1,856	$-	$6,777	$-

The following table (in thousands) summarizes the related restructuring liability activity (included in current liabilities) during the six months ended June 30, 2017, which does not include non-cash charges of $4.3 million related to asset write-offs:

	Lease termination costs	Severance	Total
Liability balance at December 31, 2016	$-	$-	$-
Expense	770	1,691	2,461
Payments	(146)	(1,588)	(1,734)
Other	-	33	33
Liability balance at June 30, 2017	$624	$136	$760

Kindred at Home Branch Consolidations and Closures

During the first quarter of 2015, the Company approved and initiated branch consolidations and closures in specific markets to improve operations and cost efficiencies in the Kindred at Home division. The branch consolidations and closures included branches that served both the home health and hospice business segment operations. Gentiva Health Services, Inc. (“Gentiva”), a home health and hospice company acquired by the Company on February 2, 2015 (the “Gentiva Merger”), initiated similar branch consolidations and closures prior to the Gentiva Merger and these activities and acquired liabilities are included herein. These activities were substantially completed during 2016.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 6 – RESTRUCTURING CHARGES (Continued)

Restructuring Activities (Continued):

Kindred at Home Branch Consolidations and Closures (Continued)

The composition of the restructuring costs that the Company has incurred for these consolidations and closures is as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Lease termination costs	$356	$462	$905	$713
Branch closure and other costs	-	144	-	145
Asset write-offs	359	200	2,599	540
Severance	-	-	608	-
	$715	$806	$4,112	$1,398

The following table (in thousands) summarizes the related restructuring liability activity (included in current liabilities) during the six months ended June 30, 2017, which does not include non-cash charges of $2.6 million related to asset write-offs:

	Lease termination costs	Severance	Total
Liability balance at December 31, 2016	$3,060	$1,343	$4,403
Expense	905	608	1,513
Payments	(2,701)	(2,161)	(4,862)
Other	132	230	362
Liability balance at June 30, 2017	$1,396	$20	$1,416

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

A summary of revenues by payor type follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Medicare	$798,864	$884,241	$1,613,632	$1,773,691
Medicaid	111,649	104,591	217,076	207,100
Medicare Advantage	122,664	126,630	239,167	244,991
Medicaid Managed	50,178	40,723	101,191	78,046
Other	471,256	474,682	942,869	952,940
	1,554,611	1,630,867	3,113,935	3,256,768
Eliminations	(22,589)	(25,493)	(46,195)	(50,906)
	$1,532,022	$1,605,374	$3,067,740	$3,205,862

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 8 – EARNINGS (LOSS) PER SHARE AND DIVIDENDS

Earnings (loss) per common share are based upon the weighted average number of common shares outstanding during the respective periods. Because the Company reported a loss from continuing operations attributable to the Company for the three months and six months ended June 30, 2017, the diluted calculation of earnings per common share excludes the dilutive impact of stock options and the Company’s 172,500 tangible equity units (the “Units”). The Company follows the provisions of the authoritative guidance for determining whether instruments granted in share-based payment transactions are participating securities, which requires that unvested restricted stock that entitles the holder to receive nonforfeitable dividends before vesting be included as a participating security in the basic and diluted earnings per common share calculation pursuant to the two-class method.

A computation of earnings (loss) per common share follows (in thousands, except per share amounts):

	Three months ended June 30,				Six months ended June 30,
	2017		2016		2017		2016
	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted
Earnings (loss):
Amounts attributable to Kindred stockholders:
Income (loss) from continuing operations:
As reported in Statement of Operations	$(118,995)	$(118,995)	$19,113	$19,113	$(122,927)	$(122,927)	$30,923	$30,923
Allocation to participating unvested restricted stockholders	-	-	(458)	(455)	-	-	(601)	(596)
Available to common stockholders	$(118,995)	$(118,995)	$18,655	$18,658	$(122,927)	$(122,927)	$30,322	$30,327
Discontinued operations, net of income taxes:
Income from operations:
As reported in Statement of Operations	$3,916	$3,916	$4,759	$4,759	$8,266	$8,266	$5,688	$5,688
Allocation to participating unvested restricted stockholders	-	-	(114)	(113)	-	-	(110)	(110)
Available to common stockholders	$3,916	$3,916	$4,645	$4,646	$8,266	$8,266	$5,578	$5,578
Gain (loss) on divestiture of operations:
As reported in Statement of Operations	$(294,039)	$(294,039)	$(83)	$(83)	$(300,205)	$(300,205)	$179	$179
Allocation to participating unvested restricted stockholders	-	-	2	2	-	-	(4)	(3)
Available to common stockholders	$(294,039)	$(294,039)	$(81)	$(81)	$(300,205)	$(300,205)	$175	$176
Income (loss) from discontinued operations:
As reported in Statement of Operations	$(290,123)	$(290,123)	$4,676	$4,676	$(291,939)	$(291,939)	$5,867	$5,867
Allocation to participating unvested restricted stockholders	-	-	(112)	(111)	-	-	(114)	(113)
Available to common stockholders	$(290,123)	$(290,123)	$4,564	$4,565	$(291,939)	$(291,939)	$5,753	$5,754
Net income (loss):
As reported in Statement of Operations	$(409,118)	$(409,118)	$23,789	$23,789	$(414,866)	$(414,866)	$36,790	$36,790
Allocation to participating unvested restricted stockholders	-	-	(570)	(566)	-	-	(715)	(709)
Available to common stockholders	$(409,118)	$(409,118)	$23,219	$23,223	$(414,866)	$(414,866)	$36,075	$36,081
Shares used in the computation:
Weighted average shares outstanding - basic computation	87,506	87,506	86,836	86,836	87,297	87,297	86,713	86,713
Dilutive effect of employee stock options		-		5				2
Dilutive effect of tangible equity units		-		659		-		659
Adjusted weighted average shares outstanding - diluted computation		87,506		87,500		87,297		87,374
Earnings (loss) per common share:
Income (loss) from continuing operations	$(1.36)	$(1.36)	$0.22	$0.21	$(1.41)	$(1.41)	$0.35	$0.35
Discontinued operations:
Income from operations	0.04	0.04	0.05	0.05	0.10	0.10	0.07	0.06
Gain (loss) on divestiture of operations	(3.36)	(3.36)	-	-	(3.44)	(3.44)	-	-
Income (loss) from discontinued operations	(3.32)	(3.32)	0.05	0.05	(3.34)	(3.34)	0.07	0.06
Net income (loss)	$(4.68)	$(4.68)	$0.27	$0.26	$(4.75)	$(4.75)	$0.42	$0.41
Number of antidilutive stock options and tangible equity units excluded from shares used in the diluted earnings (loss) per common share computation		1,375		1,037		1,375		1,067

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 8 – EARNINGS (LOSS) PER SHARE AND DIVIDENDS (Continued)

During the first half of 2017, the Company paid a cash dividend of $0.12 per common share on March 31, 2017.

During the first half of 2016, the Company paid a cash dividend of $0.12 per common share on June 10, 2016 (to shareholders of record as of the close of business on May 18, 2016) and on April 1, 2016.

The Company’s Board of Directors elected to discontinue paying dividends on the Company’s common stock following the March 31, 2017 payment and instead redirected funds to repay debt and invest in growth.

During the first half of 2017, the Company made quarterly installment payments on the Units of $18.75 per Unit on June 1, 2017 (to holders of record on May 15, 2017) and on March 1, 2017. During the first half of 2016, the Company made quarterly installment payments on the Units of $18.76 and $18.75 per Unit, respectively, on June 1, 2016 (to holders of record on May 15, 2016) and on March 1, 2016. Each Unit is composed of a prepaid stock purchase contract (a “Purchase Contract”) and one share of 7.25% Mandatory Redeemable Preferred Stock, Series A (the “Mandatory Redeemable Preferred Stock”) having a final preferred stock installment payment date of December 1, 2017 and an initial liquidation preference of $201.58 per share of Mandatory Redeemable Preferred Stock. To the extent that any Unit has been separated into its constituent Purchase Contract and its constituent share of Mandatory Redeemable Preferred Stock, the installment payment is payable only on the constituent share of Mandatory Redeemable Preferred Stock.

NOTE 9 – BUSINESS SEGMENT DATA

The Company is organized into three operating divisions: the Kindred at Home division, the hospital division, and the Kindred Rehabilitation Services division. Based upon the authoritative guidance for business segments, the operating divisions represent five reportable operating segments, including (1) home health services, (2) hospice services, (3) hospitals, (4) Kindred Hospital Rehabilitation Services, and (5) RehabCare. These reportable operating segments are consistent with information used by the Company’s President and Chief Executive Officer and its Chief Operating Officer to assess performance and allocate resources. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies.

The Company has reclassified certain retained businesses and expenses previously reported in the Nursing Center division, including hospital-based sub-acute units and a skilled nursing facility to the Hospital division and a small therapy business to the Kindred Hospital Rehabilitation Services operating segment for all periods presented.

During the second quarter of 2017, the Company recorded a provision for doubtful accounts of $25.3 million based upon the termination of certain RehabCare customer contracts for non-payment and related collection litigation (the “RehabCare Collection Litigation”).

For segment purposes, the Company defines segment adjusted operating income (loss) as earnings before interest, income taxes, depreciation, amortization, and total rent reported for each of the Company’s operating segments, excluding litigation contingency expense, impairment charges, restructuring charges, transaction costs, and the allocation of support center overhead.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 9 – BUSINESS SEGMENT DATA (Continued)

The following table sets forth certain data by business segment (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenues:
Kindred at Home:
Home health	$459,176	$438,556	$910,007	$868,591
Hospice	185,281	185,641	364,659	362,067
	644,457	624,197	1,274,666	1,230,658
Hospital division	540,809	645,406	1,097,455	1,299,504
Kindred Rehabilitation Services:
Kindred Hospital Rehabilitation Services	178,439	171,095	356,554	338,140
RehabCare	190,906	190,169	385,260	388,466
	369,345	361,264	741,814	726,606
	1,554,611	1,630,867	3,113,935	3,256,768
Eliminations:
Kindred Hospital Rehabilitation Services	(20,086)	(23,472)	(41,234)	(47,185)
RehabCare	(1,867)	(1,333)	(3,745)	(2,504)
Hospitals	(636)	(688)	(1,216)	(1,217)
	(22,589)	(25,493)	(46,195)	(50,906)
	$1,532,022	$1,605,374	$3,067,740	$3,205,862
Income (loss) from continuing operations:
Segment adjusted operating income (loss):
Kindred at Home:
Home health	$76,592	$76,030	$140,342	$142,971
Hospice	32,784	31,329	60,365	56,195
	109,376	107,359	200,707	199,166
Hospital division	91,580	127,510	185,018	263,926
Kindred Rehabilitation Services:
Kindred Hospital Rehabilitation Services	53,422	50,729	105,182	98,848
RehabCare	(17,301)	7,363	(12,369)	13,399
	36,121	58,092	92,813	112,247
Support center expenses	(62,572)	(68,444)	(122,586)	(140,466)
Litigation contingency expense	-	(930)	-	(2,840)
Impairment charges	(135,829)	(6,131)	(136,303)	(13,919)
Restructuring charges	(3,116)	(336)	(11,217)	(2,037)
Transaction costs	-	(1,846)	-	(3,531)
Building rent	(64,861)	(67,025)	(129,517)	(133,010)
Equipment rent	(8,861)	(11,211)	(17,748)	(21,369)
Restructuring charges - rent	(1,934)	(462)	(3,839)	(713)
Depreciation and amortization	(25,651)	(33,198)	(55,471)	(66,752)
Interest, net	(58,573)	(57,567)	(117,392)	(114,820)
Income (loss) from continuing operations before income taxes	(124,320)	45,811	(115,535)	75,882
Provision (benefit) for income taxes	(16,116)	17,851	(13,882)	28,261
	$(108,204)	$27,960	$(101,653)	$47,621

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 9 – BUSINESS SEGMENT DATA (Continued)

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Rent:
Kindred at Home:
Home health:
Building	$8,078	$8,390	$16,225	$16,537
Equipment	274	344	580	721
	8,352	8,734	16,805	17,258
Hospice:
Building	4,118	4,259	8,374	8,530
Equipment	88	87	172	175
	4,206	4,346	8,546	8,705

Hospital division:
Building	43,662	45,075	86,933	89,454
Equipment	7,480	9,809	14,954	18,473
	51,142	54,884	101,887	107,927
Kindred Rehabilitation Services:
Kindred Hospital Rehabilitation Services:
Building	8,481	8,522	16,904	16,881
Equipment	381	374	756	778
	8,862	8,896	17,660	17,659
RehabCare:
Building	320	325	643	618
Equipment	610	568	1,231	1,154
	930	893	1,874	1,772

Support center:
Building	202	454	438	990
Equipment	28	29	55	68
	230	483	493	1,058
Totals:
Building	64,861	67,025	129,517	133,010
Equipment	8,861	11,211	17,748	21,369
	$73,722	$78,236	$147,265	$154,379
Depreciation and amortization:
Kindred at Home:
Home health	$2,491	$3,877	$5,619	$8,113
Hospice	1,102	1,525	2,387	3,125
	3,593	5,402	8,006	11,238
Hospital division	10,357	13,223	21,231	26,545
Kindred Rehabilitation Services:
Kindred Hospital Rehabilitation Services	3,555	3,529	7,398	7,053
RehabCare	1,596	1,983	3,441	3,972
	5,151	5,512	10,839	11,025
Support center	6,550	9,061	15,395	17,944
	$25,651	$33,198	$55,471	$66,752

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 9 – BUSINESS SEGMENT DATA (Continued)

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Capital expenditures, excluding acquisitions (including discontinued operations):
Kindred at Home:
Home health:
Routine	$1,066	$1,318	$2,104	$3,709
Development	-	-	-	-
	1,066	1,318	2,104	3,709
Hospice:
Routine	414	620	1,043	1,291
Development	-	-	-	-
	414	620	1,043	1,291
Hospital division:
Routine	3,877	6,410	7,000	11,850
Development	-	-	-	-
	3,877	6,410	7,000	11,850
Kindred Rehabilitation Services:
Kindred Hospital Rehabilitation Services:
Routine	1,225	377	1,643	678
Development	2	6,125	484	10,371
	1,227	6,502	2,127	11,049
RehabCare:
Routine	183	332	370	507
Development	-	-	-	-
	183	332	370	507
Support center:
Routine:
Information systems	9,000	11,898	13,109	17,713
Other	66	3,174	908	3,321
	9,066	15,072	14,017	21,034
Development	5,833	1,316	10,784	3,017
	14,899	16,388	24,801	24,051
Discontinued operations - nursing centers:
Routine	1,565	4,595	3,160	7,761
Development	22	1,266	28	5,338
	1,587	5,861	3,188	13,099
Totals:
Routine	17,396	28,724	29,337	46,830
Development	5,857	8,707	11,296	18,726
	$23,253	$37,431	$40,633	$65,556

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 9 – BUSINESS SEGMENT DATA (Continued)

	June 30,	December 31,
	2017	2016
Assets at end of period (including discontinued operations):
Kindred at Home:
Home health	$1,546,780	$1,540,370
Hospice	917,133	929,774
	2,463,913	2,470,144
Hospital division	1,250,783	1,232,541
Kindred Rehabilitation Services:
Kindred Hospital Rehabilitation Services	822,018	815,804
RehabCare	181,274	329,516
	1,003,292	1,145,320
Support center	808,289	795,415
Discontinued operations - nursing centers	451,692	469,304
	$5,977,969	$6,112,724
Goodwill:
Kindred at Home:
Home health	$920,076	$919,482
Hospice	646,329	646,329
	1,566,405	1,565,811
Hospital division	361,310	361,310
Kindred Rehabilitation Services:
Kindred Hospital Rehabilitation Services	499,953	499,953
RehabCare	-	-
	499,953	499,953
	$2,427,668	$2,427,074

NOTE 10 – INCOME TAXES

At each balance sheet date, management assesses all available positive and negative evidence to determine whether a valuation allowance is needed against its deferred tax assets. The authoritative guidance requires evidence related to events that have actually happened to be weighted more significantly than evidence that is projected or expected to happen. A significant piece of negative evidence according to this weighting standard is that there are cumulative losses in the two most recent years and the current year, which is the case for the Company at June 30, 2017 and December 31, 2016. The Company’s outlook of taxable income for 2016 changed in the third quarter of 2016 after the Company recorded $286.0 million of goodwill and property and equipment impairment charges and announced the planned SNF Divestiture and related expected loss on divestiture for tax purposes. Accordingly, a full valuation allowance was recorded at both June 30, 2017 and December 31, 2016. The amount of deferred tax asset considered realizable, however, could be adjusted if the weighting of the positive and negative evidence changes.

The Company has deferred tax liabilities related to tax amortization of acquired indefinite lived intangible assets because these assets are not amortized for financial reporting purposes. The tax amortization in current and future years created a deferred tax liability which will reverse at the time of ultimate sale or book impairment. Due to the uncertain timing of this reversal, the temporary difference associated with indefinite lived intangible assets cannot be considered a source of future taxable income for purposes of determining the valuation allowance. As such, this deferred tax liability cannot be used to offset the deferred tax asset related to the net deferred tax assets. The Company has a net deferred tax liability of $186.0 million and $201.8 million as of June 30, 2017 and December 31, 2016, respectively, representing indefinite lived intangible assets.

The Company’s income tax benefit for the six months ended June 30, 2017 is primarily driven by the RehabCare trade name impairment charge of $97.4 million recorded during the second quarter of 2017. The Company has a full valuation allowance on its net deferred tax assets with the exception of deferred tax liabilities related to indefinite-lived intangible assets. The impairment charge resulted in a reduction of those indefinite-lived intangible assets creating an income tax benefit. The income tax benefit for the six months ended June 30, 2017 is limited to the forecasted income tax benefit for the full year of 2017.

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

The provision for loss for insurance risks, including the cost of coverage maintained with unaffiliated commercial reinsurance and insurance carriers, follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Professional liability:
Continuing operations	$12,536	$15,682	$24,567	$29,694
Discontinued operations	10,428	5,052	17,932	12,410
Workers compensation:
Continuing operations	$5,174	$10,697	$19,507	$25,016
Discontinued operations	(107)	523	2,655	3,314

A summary of the assets and liabilities related to insurance risks included in the accompanying unaudited condensed consolidated balance sheet follows (in thousands):

	June 30, 2017			December 31, 2016
	Professional liability	Workers compensation	Total	Professional liability	Workers compensation		Total
Assets:
Current:
Insurance subsidiary investments	$54,890	$42,186	$97,076	$64,622	$44,344		$108,966
Reinsurance and other recoverables	13,293	1,604	14,897	7,912	1,488		9,400
Other	-	50	50	-	50		50
	68,183	43,840	112,023	72,534	45,882		118,416
Non-current:
Insurance subsidiary investments	124,023	83,404	207,427	97,223	107,706		204,929
Reinsurance and other recoverables	111,328	106,443	217,771	111,596	101,984		213,580
Deposits	4,211	20,847	25,058	4,202	22,979		27,181
Other	101	-	101	-	-		-
	239,663	210,694	450,357	213,021	232,669	`	445,690
	$307,846	$254,534	$562,380	$285,555	$278,551		$564,106
Liabilities:
Allowance for insurance risks:
Current	$55,330	$45,711	$101,041	$65,284	$48,237		$113,521
Non-current	310,516	217,667	528,183	295,311	216,971		512,282
	$365,846	$263,378	$629,224	$360,595	$265,208		$625,803

Provisions for loss for professional liability risks retained by the Company’s limited purpose insurance subsidiary have been discounted based upon actuarial estimates of claim payment patterns using a discount rate of 1%. The discount rate is based upon the risk-free interest rate for the respective year. Amounts equal to the discounted loss provision are funded annually. The Company does not fund the portion of professional liability risks related to estimated claims that have been incurred but not reported. Accordingly, these liabilities are not discounted. If the Company did not discount any of the allowances for professional liability risks, these balances would have approximated $368.5 million at June 30, 2017 and $363.2 million at December 31, 2016.

Provisions for loss for workers compensation risks retained by the Company’s limited purpose insurance subsidiary are not discounted and amounts equal to the loss provision are funded annually.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 12 – INSURANCE SUBSIDIARY INVESTMENTS

The Company maintains investments, consisting principally of cash and cash equivalents, debt securities, and certificates of deposit for the payment of claims and expenses related to professional liability and workers compensation risks. These investments have been categorized as available-for-sale and are reported at fair value. Due to a change in investment strategy, the Company liquidated all equities and reinvested the proceeds in debt securities during the second quarter of 2017.

The cost for equities, amortized cost for debt securities and estimated fair value of the Company’s insurance subsidiary investments follows (in thousands):

	June 30, 2017				December 31, 2016
	Cost	Unrealized gains	Unrealized losses	Fair value	Cost	Unrealized gains	Unrealized losses	Fair value
Cash and cash equivalents (a)	$151,627	$-	$-	$151,627	$185,152	$-	$-	$185,152
Debt securities:
Corporate bonds	73,828	32	(100)	73,760	55,239	37	(100)	55,176
U.S. Treasury notes	23,130	-	(59)	23,071	24,763	6	(42)	24,727
Debt securities issued by U.S. government agencies	21,208	2	(75)	21,135	18,344	7	(63)	18,288
	118,166	34	(234)	117,966	98,346	50	(205)	98,191
Equities by industry:
Consumer	-	-	-	-	2,596	66	(150)	2,512
Technology	-	-	-	-	2,105	120	(23)	2,202
Financial services	-	-	-	-	1,641	213	(24)	1,830
Industrials	-	-	-	-	1,291	57	(19)	1,329
Healthcare	-	-	-	-	1,332	-	(86)	1,246
Other	-	-	-	-	6,530	109	(70)	6,569
	-	-	-	-	15,495	565	(372)	15,688
Certificates of deposit	14,904	8	(2)	14,910	14,850	14	-	14,864
Term deposit	20,000	-	-	20,000	-	-	-	-
	$304,697	$42	$(236)	$304,503	$313,843	$629	$(577)	$313,895

(a)	Includes $12.7 million and $14.8 million of money market funds at June 30, 2017 and December 31, 2016, respectively.

Since the Company’s insurance subsidiary investments are restricted for a limited purpose, they are classified in the accompanying unaudited condensed consolidated balance sheet based upon the expected current and long-term cash requirements of the Company’s limited purpose insurance subsidiary.

The Company’s investment policy governing insurance subsidiary investments precludes the investment portfolio managers from selling any security at a loss without prior authorization from the Company. The investment managers also limit the exposure to any one issue, issuer or type of investment. The Company intends, and has the ability, to hold insurance subsidiary investments for a long duration without the necessity of selling securities to fund the underwriting needs of its insurance subsidiary. This ability to hold securities allows sufficient time for recovery of temporary declines in the par value of debt securities as of their stated maturity date.

The Company considered the severity and duration of its unrealized losses at June 30, 2017 for various investments held in its insurance subsidiary investment portfolio and determined that these unrealized losses were temporary and did not record any impairment losses related to these investments. The Company considered the severity and duration of its unrealized losses at June 30, 2016 and recognized pretax other-than-temporary-impairments of $0.2 million during the six months ended June 30, 2016 for various investments held in its insurance subsidiary investment portfolio. These investments were determined to be impaired after considering the duration of the declines in values and the likelihood of near term price recovery of each investment. Because the Company considered the remaining unrealized losses at June 30, 2016 to be temporary, the Company did not record any additional impairment losses related to these investments.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 13 – LONG-TERM DEBT

Term Loan Facility

As used herein, “Term Loan Facility” means the Company’s $1.36 billion term loan credit facility provided pursuant to the terms and provisions of that certain Sixth Amended and Restated Term Loan Credit Agreement dated as of March 14, 2017 (the “Term Loan Amendment Agreement”), among the Company, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent. All obligations under the Term Loan Facility are fully and unconditionally guaranteed, subject to certain customary release provisions, by substantially all of the Company’s wholly owned, domestic material subsidiaries, as well as certain other subsidiaries as the Company may determine from time to time in its sole discretion.

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

On March 14, 2017, the Company entered into the Term Loan Amendment Agreement that amended and restated the Term Loan Facility to, among other things, (1) make adjustments to certain covenants and definitions to better accommodate the SNF Divestiture, (2) provide the Company with increased leverage covenant flexibility for an interim period, (3) increase the applicable margin on the outstanding borrowings from 3.25% to 3.50% for LIBOR borrowings and from 2.25% to 2.50% for base rate borrowings, (4) require a maximum leverage ratio of no more than 5.00 to 1.00 for use of the $50 million annual dividend basket, and (5) provide for a prepayment premium of 1.00% in connection with any repricing transaction within six months of the closing date. In accordance with the authoritative guidance on debt, the Company accounted for the amendment as a debt modification.

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

NOTE 14 – CONTINGENCIES (Continued)

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
June 30, 2017
Recurring:
Assets:
Available-for-sale debt securities:
Corporate bonds	$-	$73,760	$-	$73,760	$-
U.S. Treasury notes	23,071	-	-	23,071	-
Debt securities issued by U.S. government agencies	-	21,135	-	21,135	-
	23,071	94,895	-	117,966	-
Money market funds	14,361	-	-	14,361	-
Term deposit	-	20,000	-	20,000
Certificates of deposit	-	14,910	-	14,910	-
Total available-for-sale investments	37,432	129,805	-	167,237	-
Deposits held in money market funds	100	4,211	-	4,311	-
	$37,532	$134,016	$-	$171,548	$-
Liabilities:
Contingent consideration liability	$-	$-	$(3,294)	$(3,294)	$-
Interest rate swaps	-	(1,885)	-	(1,885)	-
	$-	$(1,885)	$(3,294)	$(5,179)	$-
Non-recurring:
Assets:
Property and equipment	$-	$-	$1,100	$1,100	$(1,742)
Intangible assets	-	-	500	500	(135,829)
	$-	$-	$1,600	$1,600	$(137,571)
Liabilities	$-	$-	$-	$-	$-
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

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 15 – FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)

Recurring measurements

The Company’s available-for-sale investments held by its limited purpose insurance subsidiary consist of debt securities, money market funds, certificates of deposit and a term deposit. These available-for-sale investments and the insurance subsidiary’s cash and cash equivalents of $138.9 million as of June 30, 2017 and $170.3 million as of December 31, 2016, classified as insurance subsidiary investments, are maintained for the payment of claims and expenses related to professional liability and workers compensation risks.

The Company also has available-for-sale investments totaling $1.6 million as of June 30, 2017 and $1.7 million as of December 31, 2016 related to a deferred compensation plan that is maintained for certain of the Company’s current and former employees.

The fair value of actively traded debt and money market funds is based upon quoted market prices and is generally classified as Level 1. The fair value of inactively traded debt securities, certificates of deposit and the term deposit is based upon either quoted market prices of similar securities or observable inputs such as interest rates using either a market or income valuation approach and is generally classified as Level 2. The Company’s investment advisors obtain and review pricing for each security. The Company is responsible for the determination of fair value and as such the Company reviews the pricing information from its advisors in determining reasonable estimates of fair value. Based upon the Company’s internal review procedures, there were no adjustments to the prices during the three months or six months ended June 30, 2017 or June 30, 2016.

The Company’s deposits held in money market funds consist primarily of cash and cash equivalents held for the Company’s insurance programs and for general corporate purposes.

The Company acquired a contingent consideration liability in the Gentiva Merger from a prior acquisition by Gentiva with an initial estimated fair value of $7.9 million. The fair value is determined using a discounted cash flow approach utilizing Level 2 and Level 3 inputs which includes observable market discount rates, fixed payment schedules, and assumptions based on achieving certain predefined performance criteria. As of June 30, 2017, the fair value of the contingent consideration liability was $3.3 million. The change in fair value in the second quarter of 2017 was related to accrued interest included in interest expense in the accompanying unaudited condensed consolidated statement of operations. A one percent change in the discount rate used to calculate the accretion of the present value of the contingent consideration liability would have an impact on the fair value of approximately $0.1 million.

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

	June 30, 2017		December 31, 2016
(In thousands)	Carrying value	Fair value	Carrying value	Fair value
Cash and cash equivalents	$130,047	$130,047	$137,061	$137,061
Insurance subsidiary investments	304,503	304,503	313,895	313,895
Long-term debt, including amounts due within one year (excluding capital lease obligations totaling $0.4 million and $0.6 million at June 30, 2017 and December 31, 2016, respectively)	3,324,635	3,445,965	3,242,459	3,220,291

Non-recurring measurements

During the second quarter of 2017, the Company recorded asset impairment charges of $134.6 million related to the previously acquired RehabCare trade name ($97.4 million) and customer relationship intangible asset ($37.2 million) due to the expected loss of affiliated contracts related to the SNF Divestiture and cancellation of non-affiliated contracts. The fair value of the trade name was measured using Level 3 inputs, such as projected revenues and royalty rate. The fair value of the customer relationship intangible asset was measured using Level 3 inputs, such as discounted projected future operating cash flows.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 15 – FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)

Non-recurring measurements (Continued)

During the second quarter of 2017, the Company recorded asset impairment charges of $1.3 million related to a hospital certificate of need ($0.7 million) and a Medicare certification for an IRF ($0.6 million) as part of the annual indefinite-lived intangible assets impairment review at May 1. The fair value of the certificate of need was measured using Level 3 inputs, such as operating cash flows. The fair value of the Medicare certification was measured using a pending offer, a Level 3 input.

During the six months ended June 30, 2017, the Company recorded an asset impairment charge of $0.4 million related to a valuation adjustment for a building within the Kindred at Home division. The fair value of the property was measured using Level 3 inputs, primarily replacement cost.

During the six months ended June 30, 2017, the Company recorded asset impairment charges of $1.3 million related to the SNF Divestiture and are recorded in discontinued operations. The fair value of property and equipment was measured using Level 3 inputs, primarily replacement costs.

During the second quarter of 2016, the Company recorded an asset impairment charge of $2.6 million related to the then pending sale of a medical office building. The fair value of the property was measured using a Level 3 input of the then pending offer.

During the second quarter of 2016, the Company also recorded an impairment charge of $3.5 million related to certificates of need for two hospitals as part of the annual indefinite-lived intangible assets impairment review at May 1. The fair value of the certificates of need was measured using Level 3 inputs, such as operating cash flows.

During the six months ended June 30, 2016, the Company recorded asset impairment charges of $7.8 million related to the Curahealth Disposal. The fair value of property and equipment was measured using Level 3 inputs, primarily replacement costs.

Each of the impairment charges discussed above reflects the amount by which the carrying value of the assets exceeded its estimated fair value at each impairment date.

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

The following unaudited condensed consolidating financial data present the financial position of the parent company/issuer, the guarantor subsidiaries and the non-guarantor subsidiaries as of June 30, 2017 and December 31, 2016, and the respective results of operations and cash flows for the three months and six months ended June 30, 2017 and June 30, 2016.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 16 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)

	Three months ended June 30, 2017
(In thousands)	Parent company/ issuer	Guarantor subsidiaries	Non-guarantor subsidiaries	Consolidating and eliminating adjustments	Consolidated
Revenues	$-	$1,363,377	$194,247	$(25,602)	$1,532,022
Salaries, wages and benefits	-	769,377	64,326	-	833,703
Supplies	-	67,896	9,888	-	77,784
Building rent	-	51,199	13,662	-	64,861
Equipment rent	-	7,554	1,307	-	8,861
Other operating expenses	-	168,528	13,633	-	182,161
General and administrative expenses	-	228,623	63,135	(25,602)	266,156
Other income	-	(1,607)	(680)	-	(2,287)
Impairment charges	-	135,829	-	-	135,829
Restructuring charges	-	5,050	-	-	5,050
Depreciation and amortization	-	23,149	2,502	-	25,651
Management fees	-	(2,752)	2,752	-	-
Intercompany interest (income) expense from affiliates	(62,193)	56,532	5,661	-	-
Interest expense (income)	60,940	(153)	14	-	60,801
Investment income	-	(93)	(2,135)	-	(2,228)
Equity in net loss of consolidating affiliates	410,371	-	-	(410,371)	-
	409,118	1,509,132	174,065	(435,973)	1,656,342
Income (loss) from continuing operations before income taxes	(409,118)	(145,755)	20,182	410,371	(124,320)
Provision (benefit) for income taxes	-	(16,479)	363	-	(16,116)
Income (loss) from continuing operations	(409,118)	(129,276)	19,819	410,371	(108,204)
Discontinued operations, net of income taxes
Income from operations	-	3,921	4,949	-	8,870
Loss on divestiture of operations	-	(294,039)	-	-	(294,039)
Income (loss) from discontinued operations, net of income taxes	-	(290,118)	4,949	-	(285,169)
Net income (loss)	(409,118)	(419,394)	24,768	410,371	(393,373)
Earnings attributable to noncontrolling interests:
Continuing operations	-	-	(10,791)	-	(10,791)
Discontinued operations	-	-	(4,954)	-	(4,954)
	-	-	(15,745)	-	(15,745)
Income (loss) attributable to Kindred	$(409,118)	$(419,394)	$9,023	$410,371	$(409,118)
Comprehensive income (loss)	$(410,726)	$(419,394)	$23,574	$411,565	$(394,981)
Comprehensive income (loss) attributable to Kindred	$(410,726)	$(419,394)	$7,829	$411,565	$(410,726)

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 16 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) (Continued)

	Three months ended June 30, 2016
(In thousands)	Parent company/ issuer	Guarantor subsidiaries	Non-guarantor subsidiaries	Consolidating and eliminating adjustments	Consolidated
Revenues	$-	$1,434,417	$196,485	$(25,528)	$1,605,374
Salaries, wages and benefits	-	780,814	62,026	-	842,840
Supplies	-	77,984	11,167	-	89,151
Building rent	-	53,157	13,868		67,025
Equipment rent	-	9,638	1,573	-	11,211
Other operating expenses	-	151,435	16,172	-	167,607
General and administrative expenses	-	246,594	62,544	(25,528)	283,610
Other (income) expense	-	145	(650)	-	(505)
Litigation contingency expense	-	930	-	-	930
Impairment charges	-	3,559	2,572	-	6,131
Restructuring charges	-	798	-	-	798
Depreciation and amortization	-	30,857	2,341	-	33,198
Management fees	-	(2,359)	2,359	-	-
Intercompany interest (income) expense from affiliates	(54,805)	43,157	11,648	-	-
Interest expense	58,053	(30)	30	-	58,053
Investment income	-	(103)	(383)	-	(486)
Equity in net income of consolidating affiliates	(25,759)	-	-	25,759	-
	(22,511)	1,396,576	185,267	231	1,559,563
Income from continuing operations before income taxes	22,511	37,841	11,218	(25,759)	45,811
Provision (benefit) for income taxes	(1,278)	18,845	284	-	17,851
Income from continuing operations	23,789	18,996	10,934	(25,759)	27,960
Discontinued operations, net of income taxes:
Income from operations	-	4,773	4,664	-	9,437
Loss on divestiture of operations	-	(83)	-	-	(83)
Income from discontinued operations	-	4,690	4,664	-	9,354
Net income	23,789	23,686	15,598	(25,759)	37,314
Earnings attributable to noncontrolling interests:
Continuing operations	-	-	(8,847)	-	(8,847)
Discontinued operations	-	-	(4,678)	-	(4,678)
	-	-	(13,525)	-	(13,525)
Income attributable to Kindred	$23,789	$23,686	$2,073	$(25,759)	$23,789
Comprehensive income	$24,351	$23,686	$15,968	$(26,129)	$37,876
Comprehensive income attributable to Kindred	$24,351	$23,686	$2,443	$(26,129)	$24,351

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 16 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) (Continued)

	Six months ended June 30, 2017
(In thousands)	Parent company/ issuer	Guarantor subsidiaries	Non-guarantor subsidiaries	Consolidating and eliminating adjustments	Consolidated
Revenues	$-	$2,727,649	$391,294	$(51,203)	$3,067,740
Salaries, wages and benefits	-	1,549,702	123,814	-	1,673,516
Supplies	-	137,440	20,445	-	157,885
Building rent	-	102,159	27,358	-	129,517
Equipment rent	-	15,088	2,660	-	17,748
Other operating expenses	-	313,025	27,960	-	340,985
General and administrative expenses	-	460,782	132,080	(51,203)	541,659
Other income	-	(1,160)	(1,097)	-	(2,257)
Impairment charges	-	136,303	-	-	136,303
Restructuring charges	-	15,056	-	-	15,056
Depreciation and amortization	-	50,407	5,064	-	55,471
Management fees	-	(5,505)	5,505	-	-
Intercompany interest (income) expense from affiliates	(120,858)	103,128	17,730	-	-
Interest expense (income)	120,388	(289)	30	-	120,129
Investment income	-	(155)	(2,582)	-	(2,737)
Equity in net loss of consolidating affiliates	415,336	-	-	(415,336)	-
	414,866	2,875,981	358,967	(466,539)	3,183,275
Income (loss) from continuing operations before income taxes	(414,866)	(148,332)	32,327	415,336	(115,535)
Provision (benefit) for income taxes	-	(14,709)	827	-	(13,882)
Income (loss) from continuing operations	(414,866)	(133,623)	31,500	415,336	(101,653)
Discontinued operations, net of income taxes:
Income from operations	-	8,299	9,402	-	17,701
Loss on divestiture of operations	-	(300,205)	-	-	(300,205)
Income (loss) from discontinued operations	-	(291,906)	9,402	-	(282,504)
Net income (loss)	(414,866)	(425,529)	40,902	415,336	(384,157)
Earnings attributable to noncontrolling interests:
Continuing operations	-	-	(21,274)	-	(21,274)
Discontinued operations	-	-	(9,435)	-	(9,435)
	-	-	(30,709)	-	(30,709)
Income (loss) attributable to Kindred	$(414,866)	$(425,529)	$10,193	$415,336	$(414,866)
Comprehensive income (loss)	$(414,603)	$(425,529)	$40,656	$415,582	$(383,894)
Comprehensive income (loss) attributable to Kindred	$(414,603)	$(425,529)	$9,947	$415,582	$(414,603)

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 16 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) (Continued)

	Six months ended June 30, 2016
(In thousands)	Parent company/ issuer	Guarantor subsidiaries	Non-guarantor subsidiaries	Consolidating and eliminating adjustments	Consolidated
Revenues	$-	$2,868,443	$388,476	$(51,057)	$3,205,862
Salaries, wages and benefits	-	1,555,685	122,735	-	1,678,420
Supplies	-	156,155	22,055	-	178,210
Building rent	-	105,346	27,664	-	133,010
Equipment rent	-	18,425	2,944	-	21,369
Other operating expenses	-	302,189	31,145	-	333,334
General and administrative expenses	-	512,978	124,973	(51,057)	586,894
Other income	-	(570)	(1,768)	-	(2,338)
Litigation contingency expense	-	2,840	-	-	2,840
Impairment charges	-	11,347	2,572	-	13,919
Restructuring charges	-	2,750	-	-	2,750
Depreciation and amortization	-	62,090	4,662	-	66,752
Management fees	-	(4,726)	4,726	-	-
Intercompany interest (income) expense from affiliates	(110,504)	87,007	23,497	-	-
Interest expense (income)	115,513	(30)	59	-	115,542
Investment income	-	(193)	(529)	-	(722)
Equity in net income of consolidating affiliates	(39,828)	-	-	39,828	-
	(34,819)	2,811,293	364,735	(11,229)	3,129,980
Income from continuing operations before income taxes	34,819	57,150	23,741	(39,828)	75,882
Provision (benefit) for income taxes	(1,971)	29,510	722	-	28,261
Income from continuing operations	36,790	27,640	23,019	(39,828)	47,621
Discontinued operations, net of income taxes:
Income from operations	-	5,668	9,363	-	15,031
Gain on divestiture of operations	-	179	-	-	179
Income from discontinued operations	-	5,847	9,363	-	15,210
Net income	36,790	33,487	32,382	(39,828)	62,831
Earnings attributable to noncontrolling interests:
Continuing operations	-	-	(16,698)	-	(16,698)
Discontinued operations	-	-	(9,343)	-	(9,343)
	-	-	(26,041)	-	(26,041)
Income attributable to Kindred	$36,790	$33,487	$6,341	$(39,828)	$36,790
Comprehensive income	$34,530	$33,487	$33,236	$(40,682)	$60,571
Comprehensive income attributable to Kindred	$34,530	$33,487	$7,195	$(40,682)	$34,530

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 16 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Condensed Consolidating Balance Sheet

	As of June 30, 2017
(In thousands)	Parent company/ issuer	Guarantor subsidiaries	Non-guarantor subsidiaries	Consolidating and eliminating adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$-	$30,539	$99,508	$-	$130,047
Insurance subsidiary investments	-	-	97,076	-	97,076
Accounts receivable, net	-	1,069,420	155,022	-	1,224,442
Inventories	-	17,943	4,008	-	21,951
Income taxes	-	4,360	1,358	-	5,718
Assets held for sale	-	271,937	10,404	-	282,341
Other	-	51,567	10,423	-	61,990
	-	1,445,766	377,799	-	1,823,565
Property and equipment, net	-	542,770	56,997	-	599,767
Goodwill	-	1,977,597	450,071	-	2,427,668
Intangible assets, net	-	577,524	45,930	-	623,454
Insurance subsidiary investments	-	-	207,427	-	207,427
Intercompany	4,932,175	-	-	(4,932,175)	-
Deferred tax assets	-	-	7,311	(7,311)	-
Other	7,838	133,761	154,489	-	296,088
	$4,940,013	$4,677,418	$1,300,024	$(4,939,486)	$5,977,969
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$-	$115,883	$64,735	$-	$180,618
Salaries, wages and other compensation	-	318,721	53,369	-	372,090
Due to third party payors	-	28,177	-	-	28,177
Professional liability risks	-	3,437	51,893	-	55,330
Accrued lease termination fees	-	267,804	-	-	267,804
Other accrued liabilities	74,904	188,229	18,851	-	281,984
Long-term debt due within one year	20,331	-	1,208	-	21,539
	95,235	922,251	190,056	-	1,207,542
Long-term debt	3,303,344	-	195	-	3,303,539
Intercompany/deficiency in earnings of consolidated subsidiaries	1,148,024	4,351,116	581,059	(6,080,199)	-
Professional liability risks	-	87,145	223,371	-	310,516
Deferred tax liabilities	-	193,271	-	(7,311)	185,960
Deferred credits and other liabilities	-	209,711	144,650	-	354,361
Commitments and contingencies
Equity (deficit):
Stockholder's equity (deficit)	393,410	(1,086,076)	(61,948)	1,148,024	393,410
Noncontrolling interests	-	-	222,641	-	222,641
	393,410	(1,086,076)	160,693	1,148,024	616,051
	$4,940,013	$4,677,418	$1,300,024	$(4,939,486)	$5,977,969

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 16 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Condensed Consolidating Balance Sheet (Continued)

	As of December 31, 2016
(In thousands)	Parent company/ issuer	Guarantor subsidiaries	Non-guarantor subsidiaries	Consolidating and eliminating adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$-	$25,767	$111,294	$-	$137,061
Insurance subsidiary investments	-	-	108,966	-	108,966
Accounts receivable, net	-	1,022,850	149,228	-	1,172,078
Inventories	-	18,290	4,148	-	22,438
Income taxes	-	9,023	1,044	-	10,067
Assets held for sale	-	278,689	10,761	-	289,450
Other	-	56,054	7,639	-	63,693
	-	1,410,673	393,080	-	1,803,753
Property and equipment, net	-	557,761	60,859	-	618,620
Goodwill	-	1,977,003	450,071	-	2,427,074
Intangible assets, net	-	723,760	46,348	-	770,108
Insurance subsidiary investments	-	-	204,929	-	204,929
Intercompany	4,850,517	-	-	(4,850,517)	-
Deferred tax assets	-	-	7,224	(7,224)	-
Other	10,123	116,305	161,812	-	288,240
	$4,860,640	$4,785,502	$1,324,323	$(4,857,741)	$6,112,724
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$-	$112,286	$91,639	$-	$203,925
Salaries, wages and other compensation	-	339,600	57,886	-	397,486
Due to third party payors	-	41,320	-	-	41,320
Professional liability risks	-	3,401	61,883	-	65,284
Accrued lease termination fees	-	5,224	-	-	5,224
Other accrued liabilities	74,634	170,476	19,402	-	264,512
Long-term debt due within one year	26,406	-	1,571	-	27,977
	101,040	672,307	232,381	-	1,005,728
Long-term debt	3,214,607	-	455	-	3,215,062
Intercompany/deficiency in earnings of consolidated subsidiaries	732,442	4,281,685	568,832	(5,582,959)	-
Professional liability risks	-	78,124	217,187	-	295,311
Deferred tax liabilities	-	209,032	-	(7,224)	201,808
Deferred credits and other liabilities	-	219,701	133,593	-	353,294
Commitments and contingencies
Equity (deficit):
Stockholder's equity (deficit)	812,551	(675,347)	(57,095)	732,442	812,551
Noncontrolling interests	-	-	228,970	-	228,970
	812,551	(675,347)	171,875	732,442	1,041,521
	$4,860,640	$4,785,502	$1,324,323	$(4,857,741)	$6,112,724

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 16 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Condensed Consolidating Statement of Cash Flows

	Three months ended June 30, 2017
(In thousands)	Parent company/ issuer	Guarantor subsidiaries	Non-guarantor subsidiaries	Consolidating and eliminating adjustments	Consolidated
Net cash provided by operating activities	$26,794	$38,216	$27,659	$-	$92,669
Cash flows from investing activities:
Routine capital expenditures	-	(16,864)	(532)	-	(17,396)
Development capital expenditures	-	(5,857)	-	-	(5,857)
Acquisitions, net of cash acquired	-	(3,500)	-	-	(3,500)
Purchase of insurance subsidiary investments	-	-	(68,300)	-	(68,300)
Sale of insurance subsidiary investments	-	-	49,077	-	49,077
Net change in insurance subsidiary cash and cash equivalents	-	-	27,113	-	27,113
Net change in other investments	-	(273)	-	-	(273)
Other	-	(108)	-	-	(108)
Net cash provided by (used in) investing activities	-	(26,602)	7,358	-	(19,244)
Cash flows from financing activities:
Proceeds from borrowings under revolving credit	309,000	-	-	-	309,000
Repayment of borrowings under revolving credit	(349,900)	-	-	-	(349,900)
Repayment of term loan	(3,508)	-	-	-	(3,508)
Payment of other long-term debt	-	-	(339)	-	(339)
Payment of deferred financing costs	(50)	-	-	-	(50)
Issuance of common stock in connection with employee benefit plans	32	-	-	-	32
Payment of dividend for Mandatory Redeemable Preferred Stock	(3,065)	-	-	-	(3,065)
Contributions made by noncontrolling interests	-	-	113	-	113
Distributions to noncontrolling interests	-	-	(12,500)	-	(12,500)
Payroll tax payments for equity awards issuance	-	(74)	-	-	(74)
Net change in intercompany accounts	20,697	(13,462)	(7,235)	-	-
Net cash used in financing activities	(26,794)	(13,536)	(19,961)	-	(60,291)
Change in cash and cash equivalents	-	(1,922)	15,056	-	13,134
Cash and cash equivalents at beginning of period	-	32,461	84,452	-	116,913
Cash and cash equivalents at end of period	$-	$30,539	$99,508	$-	$130,047

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 16 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Condensed Consolidating Statement of Cash Flows (Continued)

	Three months ended June 30, 2016
(In thousands)	Parent company/ issuer	Guarantor subsidiaries	Non-guarantor subsidiaries	Consolidating and eliminating adjustments	Consolidated
Net cash provided by operating activities	$12,297	$86,701	$36,210	$-	$135,208
Cash flows from investing activities:
Routine capital expenditures	-	(27,148)	(1,576)	-	(28,724)
Development capital expenditures	-	(2,582)	(6,125)	-	(8,707)
Acquisitions, net of cash acquired	-	(1,372)	-	-	(1,372)
Sale of assets	-	142	-	-	142
Purchase of insurance subsidiary investments	-	-	(20,154)	-	(20,154)
Sale of insurance subsidiary investments	-	-	15,713	-	15,713
Net change in insurance subsidiary cash and cash equivalents	-	-	13,201	-	13,201
Net change in other investments	-	111	472	-	583
Other	-	792	-	-	792
Net cash provided by (used in) investing activities	-	(30,057)	1,531	-	(28,526)
Cash flows from financing activities:
Proceeds from borrowings under revolving credit	244,300	-	-	-	244,300
Repayment of borrowings under revolving credit	(524,600)	-	-	-	(524,600)
Proceeds from issuance of term loan, net of discount	198,100	-	-	-	198,100
Repayment of term loan	(3,508)	-	-	-	(3,508)
Repayment of other long-term debt	-	-	(270)	-	(270)
Payment of deferred financing costs	(141)	-	-	-	(141)
Payment of dividend for Mandatory Redeemable Preferred Stock	(2,853)	-	-	-	(2,853)
Dividends paid	(10,225)	-	-	-	(10,225)
Contributions made by noncontrolling interests	-	-	1,900	-	1,900
Distributions to noncontrolling interests	-	-	(14,231)	-	(14,231)
Payroll tax payments for equity awards issuance	-	(180)	-	-	(180)
Net change in intercompany accounts	86,630	(62,162)	(24,468)	-	-
Net cash used in financing activities	(12,297)	(62,342)	(37,069)	-	(111,708)
Change in cash and cash equivalents	-	(5,698)	672	-	(5,026)
Cash and cash equivalents at beginning of period	-	29,735	75,347	-	105,082
Cash and cash equivalent at end of period	$-	$24,037	$76,019	$-	$100,056

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 16 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Condensed Consolidating Statement of Cash Flows (Continued)

	Six months ended June 30, 2017
(In thousands)	Parent company/ issuer	Guarantor subsidiaries	Non-guarantor subsidiaries	Consolidating and eliminating adjustments	Consolidated
Net cash provided by (used in) operating activities	$2,788	$(23,230)	$20,473	$-	$31
Cash flows from investing activities:
Routine capital expenditures	-	(27,769)	(1,568)	-	(29,337)
Development capital expenditures	-	(11,296)	-	-	(11,296)
Acquisitions, net of cash acquired	-	(6,650)	-	-	(6,650)
Purchase of insurance subsidiary investments	-	-	(90,608)	-	(90,608)
Sale of insurance subsidiary investments	-	-	67,776	-	67,776
Net change in insurance subsidiary cash and cash equivalents	-	-	33,525	-	33,525
Net change in other investments	-	(244)	-	-	(244)
Return of contributed surplus from insurance subsidiary	-	8,000	-	(8,000)	-
Other	-	46	-	-	46
Net cash provided by (used in) investing activities	-	(37,913)	9,125	(8,000)	(36,788)
Cash flows from financing activities:
Proceeds from borrowings under revolving credit	787,600	-	-	-	787,600
Repayment of borrowings under revolving credit	(693,300)	-	-	-	(693,300)
Repayment of term loan	(7,017)	-	-	-	(7,017)
Payment of other long-term debt	-	-	(623)	-	(623)
Payment of deferred financing costs	(129)	-	-	-	(129)
Issuance of common stock in connection with employee benefit plans	32	-	-	-	32
Payment of dividend for Mandatory Redeemable Preferred Stock	(6,075)	-	-	-	(6,075)
Dividends paid	(10,228)	-	-	-	(10,228)
Contributions made by noncontrolling interests	-	-	113	-	113
Distributions to noncontrolling interests	-	-	(38,301)	-	(38,301)
Payroll tax payments for equity awards issuance	-	(2,329)	-	-	(2,329)
Return of contributed surplus from insurance subsidiary	-	-	(8,000)	8,000	-
Net change in intercompany accounts	(73,671)	68,244	5,427	-	-
Net cash provided by (used in) financing activities	(2,788)	65,915	(41,384)	8,000	29,743
Change in cash and cash equivalents	-	4,772	(11,786)	-	(7,014)
Cash and cash equivalents at beginning of period	-	25,767	111,294	-	137,061
Cash and cash equivalents at end of period	$-	$30,539	$99,508	$-	$130,047

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 16 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Condensed Consolidating Statement of Cash Flows (Continued)

	Six months ended June 30, 2016
(In thousands)	Parent company/ issuer	Guarantor subsidiaries	Non-guarantor subsidiaries	Consolidating and eliminating adjustments	Consolidated
Net cash provided by (used in) operating activities	$(5,420)	$(15,053)	$25,341	$-	$4,868
Cash flows from investing activities:
Routine capital expenditures	-	(43,914)	(2,916)	-	(46,830)
Development capital expenditures	-	(8,355)	(10,371)	-	(18,726)
Acquisitions, net of cash acquired	-	(27,711)	-	-	(27,711)
Acquisition deposits	-	18,489	-	-	18,489
Sale of assets	-	1,223	-	-	1,223
Purchase of insurance subsidiary investments	-	-	(52,995)	-	(52,995)
Sale of insurance subsidiary investments	-	-	46,603	-	46,603
Net change in insurance subsidiary cash and cash equivalents	-	-	23,159	-	23,159
Net change in other investments	-	(34,483)	1,085	-	(33,398)
Other	-	(1,127)	-	-	(1,127)
Net cash provided by (used in) investing activities	-	(95,878)	4,565	-	(91,313)
Cash flows from financing activities:
Proceeds from borrowings under revolving credit	778,000	-	-	-	778,000
Repayment of borrowings under revolving credit	(827,700)	-	-	-	(827,700)
Proceeds from issuance of term loan, net of discount	198,100				198,100
Proceeds from other long-term debt	-	-	750	-	750
Repayment of term loan	(6,511)	-	-	-	(6,511)
Repayment of other long-term debt	-	-	(550)	-	(550)
Payment of deferred financing costs	(292)	-	-	-	(292)
Payment of dividend for Mandatory Redeemable Preferred Stock	(5,654)	-	-	-	(5,654)
Dividends paid	(20,293)	-	-	-	(20,293)
Contributions made by noncontrolling interests	-	-	6,268	-	6,268
Distributions to noncontrolling interests	-	-	(30,546)	-	(30,546)
Purchase of noncontrolling interests	-	-	(1,000)	-	(1,000)
Payroll tax payments for equity award issuance	-	(2,829)	-	-	(2,829)
Net change in intercompany accounts	(110,230)	119,565	(9,335)	-	-
Net cash provided by (used in) financing activities	5,420	116,736	(34,413)	-	87,743
Change in cash and cash equivalents	-	5,805	(4,507)	-	1,298
Cash and cash equivalents at beginning of period	-	18,232	80,526	-	98,758
Cash and cash equivalents at end of period	$-	$24,037	$76,019	$-	$100,056

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

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 17 – LEGAL AND REGULATORY PROCEEDINGS (Continued)

RehabCare Group, Inc. and its subsidiaries (“Rehabcare”), a therapy services company acquired by the Company on June 1, 2011, has received requests for indemnification from some of its current and former customers related to alleged damages stemming from payments made by these customers to the DOJ and the related legal and other costs. The Company settled indemnification disputes totaling $5.1 million during the first quarter of 2017 and settled the remaining indemnification disputes totaling $0.7 million during the second quarter of 2017.

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

As a result of the decertification of a wage and hour class action lawsuit (Rindfleisch v. Gentiva), single-plaintiff lawsuits with identical claims were filed against the Company in federal district court for the Northern District of Georgia. These lawsuits pertained to a compensation plan that paid Gentiva’s home health employees on both a per visit and an hourly basis, thereby allegedly voiding their FLSA exempt status and entitling them to overtime pay. The plaintiffs in these lawsuits were seeking attorneys’ fees and costs, back wages and liquidated damages under the FLSA. The Company has settled these claims for $3.3 million plus an additional $0.4 million for training costs, and received final court approval of the settlement. The Company accordingly reduced its loss reserve by $3.3 million in the second quarter of 2017, with a balance of $0.4 million remaining in place for the estimated training costs.

A purported wage and hour class action lawsuit is currently pending against the Company in federal district court for the Northern District of California. This lawsuit pertains to alleged errors made by the Company with respect to minimum wage and overtime payments resulting from a piece-rate payment system. The Company recorded a $2.0 million loss provision in the first quarter of 2017 related to this lawsuit. At this time, no estimate of the possible loss or range of loss in excess of the amount accrued can be made regarding this lawsuit. The Company disputes the allegations made in this lawsuit and will defend this action and any related claims vigorously.

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

Shareholder actions—The Company is also subject to lawsuits and other shareholder actions brought from time to time. A shareholder derivative action (the “Complaint”) is currently pending against certain of the Company’s current and former officers and directors in circuit court for Jefferson County, Kentucky. The Complaint also names the Company as a nominal defendant. The Complaint alleges that the named current and former officers and directors breached their respective duties of good faith, loyalty, and candor, and other general fiduciary duties owed to the Company and its shareholders by, among other things, failing to exercise reasonable and prudent supervision over the management, policies, and controls of the Company in order to detect practices that existed at RehabCare resulting in the Company having to enter into two separate settlement agreements with the DOJ. The Company disputes the allegations made in the Complaint and will defend this action and any related claims vigorously.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Cautionary Statement

This Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements include, but are not limited to, all statements regarding the SNF Divestiture and the expected timing of the SNF Divestiture, including the receipt of all required regulatory approvals and the satisfaction of the closing conditions for the SNF Divestiture, as well as the Company’s ability to realize the anticipated benefits, sale proceeds, cost savings and strategic gains from the SNF Divestiture, all statements regarding the Company’s expected future financial position, results of operations, cash flows, dividends, financing plans, business strategy, budgets, capital expenditures, competitive positions, growth opportunities, plans and objectives of management, government investigations, regulatory matters, and statements containing words such as “anticipate,” “approximate,” “believe,” “plan,” “estimate,” “expect,” “project,” “could,” “would,” “should,” “will,” “intend,” “hope,” “may,” “potential,” “upside,” and other similar expressions. Statements in this report concerning the Company’s business outlook or future economic performance, anticipated profitability, revenues, expenses, dividends or other financial items, and product or services line growth, and expected outcome of government investigations and other regulatory matters, together with other statements that are not historical facts, are forward-looking statements that are estimates reflecting the best judgment of the Company based upon currently available information.

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

In addition to the factors set forth above, other factors that may affect the Company’s plans, results, or stock price include, without limitation:

•

the impact of healthcare reform, which will initiate significant changes to the United States healthcare system, including potential material changes to the delivery of healthcare services and the reimbursement paid for such services by the government or other third party payors, including reforms resulting from the Patient Protection and Affordable Care Act and the Healthcare Education and Reconciliation Act (collectively, the “ACA”) or future deficit reduction measures adopted at the federal or state level. Healthcare reform is impacting each of the Company’s businesses in some manner. Potential future efforts in the U.S. Congress to repeal, amend, modify, or retract funding for various aspects of the ACA create additional uncertainty about the ultimate impact of the ACA on the Company and the healthcare industry. Due to the substantial regulatory changes that will need to be implemented by CMS and others, and the numerous processes required to implement these reforms, the Company cannot predict which healthcare initiatives will be implemented at the federal or state level, the timing of any such reforms, or the effect such reforms or any other future legislation or regulation will have on the Company’s business, financial position, results of operations, and liquidity,

•

the Company’s ability to adjust to the new patient criteria for LTAC hospitals under the LTAC Legislation, which reduces the population of patients eligible for reimbursement under the Medicare prospective payment system for LTAC hospitals (“LTAC PPS”) and changes the basis upon which the Company is paid for other patients,

•

changes in the reimbursement rates or the methods or timing of payment from third party payors, including commercial payors and the Medicare and Medicaid programs, changes arising from and related to LTAC PPS, including potential changes in the Medicare payment rules, and changes in Medicare and Medicaid reimbursement for the Company’s home health and hospice operations (including any potential changes resulting from the home health grouping payment model recently proposed by CMS), TC hospitals, nursing centers, and IRFs, and the expiration of the Medicare Part B therapy cap exception process,

•

the Company’s significant level of indebtedness, including the Company’s ability to meet its substantial debt service requirements, and its impact on the Company’s funding costs, operating flexibility, and ability to fund ongoing operations, development capital expenditures, or other strategic acquisitions with additional borrowings,

•	the Company’s ability to comply with the terms of its corporate integrity agreements with the OIG,
•	the Company’s ability to complete the SNF Divestiture, and realize the anticipated benefits, sale proceeds, cost savings and strategic gains from the SNF Divestiture,
•	the potential for diversion of management time and use of resources in seeking to complete the SNF Divestiture,

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Cautionary Statement (Continued)

•	the effects of additional legislative changes and government regulations, interpretation of regulations, and changes in the nature and enforcement of regulations governing the healthcare industry,
•	the ability of the Company’s hospitals, nursing centers and other healthcare services to adjust to medical necessity reviews,
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

The Company is a healthcare services company that through its subsidiaries operates a home health, hospice and community care business, TC hospitals, IRFs, and a contract rehabilitation services business across the United States. At June 30, 2017, the Company’s Kindred at Home division primarily provided home health, hospice, and community care services from 614 sites of service in 40 states. The Company’s hospital division operated 81 TC hospitals (6,041 licensed beds) in 18 states. The Company’s Kindred Rehabilitation Services division operated 19 IRFs (995 licensed beds) and 102 hospital-based ARUs, and provided rehabilitation services primarily in hospitals and long-term care settings in 45 states.

Skilled nursing facility business exit

On June 30, 2017, the Company entered into a definitive agreement with BlueMountain under which the Company is selling its skilled nursing facility business for $700 million in cash (previously defined as the SNF Divestiture). The sale includes 89 nursing centers with 11,308 licensed beds and seven assisted living facilities with 380 licensed beds in 18 states. See notes 4 and 5 of the notes to unaudited condensed consolidated financial statements.

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

Discontinued operations

The Company has completed several strategic divestitures to improve its future operating results. For accounting purposes, the operating results of these businesses and the gains or losses associated with these transactions were classified as discontinued operations in the accompanying unaudited condensed consolidated statement of operations for all periods presented in accordance with the authoritative guidance in effect through December 31, 2014. Effective January 1, 2015, the authoritative guidance modified the requirements for reporting discontinued operations. A disposal is now required to be reported in discontinued operations only if the disposal represents a strategic shift that has (or will have) a major effect on the Company’s operations and financial results. In connection with the SNF Divestiture, the results of operations of the skilled nursing facility business, which previously were reported in the Nursing Center division, and the gains or losses associated with the SNF Divestiture, have been classified as discontinued operations for all periods presented. In addition, direct overhead and the profits from applicable RehabCare contracts servicing the Company’s skilled nursing facility business were moved to discontinued operations for all periods presented. The Company has reclassified certain retained businesses and expenses previously reported in the Nursing Center division to other business segments, including hospital-based sub-acute units and a skilled nursing facility to the Hospital division and a small therapy business to the Kindred Hospital Rehabilitation Services operating segment for all periods presented. See notes 4 and 5 of the notes to unaudited condensed consolidated financial statements.

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

In evaluating the collectibility of accounts receivable, the Company considers a number of factors, including the age of the accounts, changes in collection patterns, the composition of patient accounts by payor type, the status of ongoing disputes with third party payors, and general industry conditions. Actual collections of accounts receivable in subsequent periods may require changes in the estimated provision for loss. Changes in these estimates are charged or credited to the results of operations in the period of the change. During the second quarter of 2017, the Company recorded a provision for doubtful accounts of $25 million related to the RehabCare Collection Litigation.

The provision for doubtful accounts totaled $31 million and $4 million in the second quarter of 2017 and 2016, respectively, and $37 million and $10 million for the six months ended June 30, 2017 and 2016, respectively. The increase in both periods of 2017 was primarily attributable to the previously mentioned RehabCare Collection Litigation.

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

In assessing the carrying values of long-lived assets, the Company estimates future cash flows at the lowest level for which there are independent, identifiable cash flows. For this purpose, these cash flows are aggregated based upon the contractual agreements underlying the operation of the facility or group of facilities. Generally, an individual facility for hospitals or IRFs, skilled nursing rehabilitation services reporting unit, hospital rehabilitation services reporting unit, or sites of service within the Kindred at Home division are considered the lowest level for which there are independent, identifiable cash flows. However, to the extent that groups of facilities are leased under a master lease agreement in which the operations of a facility and compliance with the lease terms are interdependent upon other facilities in the agreement (including the Company’s ability to renew the lease or divest a particular property), the Company defines the group of facilities under a master lease agreement, or a renewal bundle in a master lease, as the lowest level for which there are independent, identifiable cash flows. Accordingly, the estimated cash flows of all facilities within a master lease agreement, or a renewal bundle in a master lease, are aggregated for purposes of evaluating the carrying values of long-lived assets.

The Company’s intangible assets with finite lives, such as customer relationship assets, trade names, leasehold interests, and non-compete agreements, are amortized in accordance with the authoritative guidance for goodwill and other intangible assets, primarily using the straight-line method over their estimated useful lives ranging from two to 15 years.

During the second quarter of 2017, the Company recorded asset impairment charges of $135 million related to the previously acquired RehabCare trade name ($98 million) and customer relationship intangible asset ($37 million) due to the expected loss of affiliated contracts related to the SNF Divestiture and cancellation of non-affiliated contracts. The fair value of the trade name was measured using Level 3 inputs, such as projected revenues and royalty rate. The fair value of the customer relationship intangible asset was measured using Level 3 inputs, such as discounted projected future operating cash flows.

During the six months ended June 30, 2017, the Company recorded an asset impairment charge on property of $0.4 million related to a valuation adjustment for a building within the Kindred at Home division. The fair value of the property was measured using Level 3 inputs, primarily replacement cost.

During the second quarter of 2016, the Company recorded an asset impairment charge of $3 million related to the then pending sale of a medical office building. The fair value of the property was measured using a Level 3 input of the then pending offer.

During the six months ended June 30, 2016, the Company recorded asset impairment charges of $8 million related to the Curahealth Disposal. The fair value of property and equipment was measured using Level 3 inputs, primarily replacement costs.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

General (Continued)

Valuation of long-lived assets, goodwill, and intangible assets (Continued)

Long-lived assets and intangible assets with finite lives (Continued)

Each of the impairment charges discussed above reflects the amount by which the carrying value of the assets exceeded its estimated fair value at each impairment date.

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

A reporting unit is either an operating segment or one level below the operating segment, referred to as a component. When the components within the Company’s operating segments have similar economic characteristics, the Company aggregates the components of its operating segments into one reporting unit. Accordingly, the Company has determined that its reporting units are home health, hospice, community care, hospitals, hospital rehabilitation services, inpatient rehabilitation hospitals, and RehabCare. The community care reporting unit is included in the home health operating segment of the Kindred at Home division. The hospital rehabilitation services and inpatient rehabilitation hospitals reporting units are both included in the Kindred Hospital Rehabilitation Services operating segment of the Kindred Rehabilitation Services division. The carrying value of goodwill for each of the Company’s reporting units at June 30, 2017 and December 31, 2016 follows (in thousands):

	June 30,	December 31,
	2017	2016
Kindred at Home:
Home health	$746,613	$746,019
Hospice	646,329	646,329
Community care	173,463	173,463
	1,566,405	1,565,811
Hospitals	361,310	361,310
Kindred Rehabilitation Services:
Kindred Hospital Rehabilitation Service contracts	173,618	173,618
IRFs	326,335	326,335
RehabCare	-	-
	499,953	499,953
	$2,427,668	$2,427,074

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

The annual impairment tests for certain of the Company’s indefinite-lived intangible assets are performed as of May 1 and October 1. During the second quarter of 2017, the Company recorded asset impairment charges of $1 million related to a hospital certificate of need ($0.7 million) and a Medicare certification for an IRF ($0.6 million) as part of the annual indefinite-lived intangible assets impairment review at May 1. The fair value of the certificate of need was measured using Level 3 inputs, such as operating cash flows. The fair value of the Medicare certification was measured using a pending offer, a Level 3 input.

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

Each of the impairment charges discussed above reflects the amount by which the carrying value of the assets exceeded its estimated fair value at each impairment date.

Medicare certifications in the Company’s home health, hospice and IRF reporting units aggregating approximately $129 million were within 1% of their fair value at October 1, 2016 after the annual impairment test. The majority of the $129 million Medicare certification value is related to the Gentiva Merger and the Company’s acquisition of 11 IRFs in January 2015 from Centerre Healthcare Corporation, which were each appraised during 2015.

Results of Operations – Continuing Operations

For segment purposes, the Company defines segment adjusted operating income (loss) as earnings before interest, income taxes, depreciation, amortization, and total rent reported for each of the Company’s operating segments, excluding litigation contingency expense, impairment charges, restructuring charges, transaction costs, and the allocation of support center overhead.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Results of Operations – Continuing Operations (Continued)

A summary of the Company’s operating data follows (unaudited):

	Three months ended		Six months ended
	June 30,		June 30,
(In thousands)	2017	2016	2017	2016
Revenues:
Kindred at Home:
Home health	$459,176	$438,556	$910,007	$868,591
Hospice	185,281	185,641	364,659	362,067
	644,457	624,197	1,274,666	1,230,658
Hospital division	540,809	645,406	1,097,455	1,299,504
Kindred Rehabilitation Services:
Kindred Hospital Rehabilitation Services	178,439	171,095	356,554	338,140
RehabCare	190,906	190,169	385,260	388,466
	369,345	361,264	741,814	726,606
	1,554,611	1,630,867	3,113,935	3,256,768
Eliminations:
Kindred Hospital Rehabilitation Services	(20,086)	(23,472)	(41,234)	(47,185)
RehabCare	(1,867)	(1,333)	(3,745)	(2,504)
Hospitals	(636)	(688)	(1,216)	(1,217)
	(22,589)	(25,493)	(46,195)	(50,906)
	$1,532,022	$1,605,374	$3,067,740	$3,205,862
Income (loss) from continuing operations:
Segment adjusted operating income (loss):
Kindred at Home:
Home health	$76,592	$76,030	$140,342	$142,971
Hospice	32,784	31,329	60,365	56,195
	109,376	107,359	200,707	199,166
Hospital division	91,580	127,510	185,018	263,926
Kindred Rehabilitation Services:
Kindred Hospital Rehabilitation Services	53,422	50,729	105,182	98,848
RehabCare	(17,301)	7,363	(12,369)	13,399
	36,121	58,092	92,813	112,247
Support center expenses	(62,572)	(68,444)	(122,586)	(140,466)
Litigation contingency expense	-	(930)	-	(2,840)
Impairment charges	(135,829)	(6,131)	(136,303)	(13,919)
Restructuring charges	(3,116)	(336)	(11,217)	(2,037)
Transaction costs	-	(1,846)	-	(3,531)
Building rent	(64,861)	(67,025)	(129,517)	(133,010)
Equipment rent	(8,861)	(11,211)	(17,748)	(21,369)
Restructuring charges - rent	(1,934)	(462)	(3,839)	(713)
Depreciation and amortization	(25,651)	(33,198)	(55,471)	(66,752)
Interest, net	(58,573)	(57,567)	(117,392)	(114,820)
Income (loss) from continuing operations before income taxes	(124,320)	45,811	(115,535)	75,882
Provision (benefit) for income taxes	(16,116)	17,851	(13,882)	28,261
	$(108,204)	$27,960	$(101,653)	$47,621

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Results of Operations – Continuing Operations (Continued)

Operating data:

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Kindred at Home:
Home health:
Sites of service (at end of period)	377	384
Revenue mix %:
Medicare	75.7	79.3	76.2	79.5
Medicaid	1.7	2.1	1.7	2.1
Commercial and other	11.4	8.2	11.5	8.3
Commercial paid at episodic rates	11.2	10.4	10.6	10.1
Episodic revenues ($ 000s)	$334,420	$332,193	$661,301	$658,014
Total admissions	89,018	87,084	183,528	175,780
Same-store total admissions	88,300	85,922	182,222	173,316
Total episodic admissions	69,657	70,212	142,927	141,638
Same-store total episodic admissions	69,207	69,317	142,118	139,733
Medicare episodic admissions	58,575	60,730	120,979	122,741
Total episodes	113,579	113,278	228,543	227,165
Episodes per admission	1.63	1.61	1.60	1.60
Revenue per episode	$2,944	$2,933	$2,894	$2,897
Hospice:
Sites of service (at end of period)	177	177
Admissions	12,561	13,149	26,210	26,383
Same-store admissions	12,363	12,743	25,695	25,504
Average length of stay	94	91	95	91
Patient days	1,215,619	1,238,584	2,408,680	2,422,492
Average daily census	13,358	13,611	13,308	13,310
Revenue per patient day	$152	$150	$151	$149
Community Care and other revenues (included in home health business segment) ($ 000s)	$74,222	$68,229	$148,317	$134,534

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Results of Operations – Continuing Operations (Continued)

Operating data (Continued):

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Hospitals (excluding sub-acute units and skilled nursing facility):
End of period data:
Number of transitional care hospitals	81	97
Number of licensed beds	6,041	7,067
Revenue mix %:
Medicare	50.3	55.5	51.6	56.7
Medicaid	5.0	4.2	4.5	4.2
Medicare Advantage	12.3	12.0	12.2	11.8
Medicaid Managed	9.1	6.3	9.1	5.9
Commercial insurance and other	23.3	22.0	22.6	21.4
Patient criteria data:
Revenues:
Compliant patients	88.3%		87.1%
Site neutral	11.7%		12.9%
Revenues per patient day:
Compliant patients	$1,806		$1,811
Site neutral	1,053		1,046
Total	1,667		1,656
Admissions:
Medicare	6,743	8,253	14,272	17,172
Medicaid	381	386	735	849
Medicare Advantage	1,239	1,382	2,593	2,835
Medicaid Managed	903	768	1,754	1,501
Commercial insurance and other	1,608	1,807	3,222	3,678
	10,874	12,596	22,576	26,035
Patient days:
Medicare	173,916	219,013	361,654	448,017
Medicaid	13,333	19,409	26,667	40,543
Medicare Advantage	40,555	47,697	81,575	93,457
Medicaid Managed	32,635	27,267	65,348	52,608
Commercial insurance and other	54,809	63,009	108,504	125,778
	315,248	376,395	643,748	760,403
Average length of stay:
Medicare	25.8	26.5	25.3	26.1
Medicaid	35.0	50.3	36.3	47.8
Medicare Advantage	32.7	34.5	31.5	33.0
Medicaid Managed	36.1	35.5	37.3	35.0
Commercial insurance and other	34.1	34.9	33.7	34.2
Weighted average	29.0	29.9	28.5	29.2
Revenues per admission:
Medicare	$39,219	$42,579	$38,506	$42,131
Medicaid	69,304	69,797	64,866	63,324
Medicare Advantage	51,958	55,105	50,181	53,042
Medicaid Managed	53,159	51,696	55,380	50,519
Commercial insurance and other	76,007	77,193	74,877	74,374
Weighted average	48,322	50,309	47,207	49,049
Revenues per patient day:
Medicare	$1,521	$1,605	$1,520	$1,615
Medicaid	1,980	1,388	1,788	1,326
Medicare Advantage	1,587	1,597	1,595	1,609
Medicaid Managed	1,471	1,456	1,486	1,441
Commercial insurance and other	2,230	2,214	2,223	2,175
Weighted average	1,667	1,684	1,656	1,679
Medicare case mix index (discharged patients only)	1.171	1.179	1.172	1.171
Average daily census	3,464	4,136	3,557	4,178
Occupancy %	64.3	67.5	65.9	67.8

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Results of Operations – Continuing Operations (Continued)

Operating data (Continued):

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Same-hospital data:
End of period data:
Number of transitional care hospitals	77	77
Number of licensed beds	5,894	5,894
Revenue mix %:
Medicare	50.4	55.3	51.3	56.7
Medicaid	5.1	3.9	4.6	3.8
Medicare Advantage	12.0	11.7	12.1	11.5
Medicaid Managed	9.3	6.7	9.4	6.2
Commercial insurance and other	23.2	22.4	22.6	21.8
Patient criteria data:
Revenues:
Compliant patients	88.4%		87.1%
Site neutral	11.6%		12.9%
Revenues per patient day:
Compliant patients	$1,809		$1,815
Site neutral	1,058		1,053
Total	1,670		1,660
Admissions:
Medicare	6,568	7,100	13,793	14,822
Medicaid	381	342	735	737
Medicare Advantage	1,184	1,128	2,491	2,331
Medicaid Managed	891	702	1,740	1,334
Commercial insurance and other	1,542	1,512	3,085	3,055
	10,566	10,784	21,844	22,279
Patient days:
Medicare	168,583	188,342	348,516	386,418
Medicaid	13,307	13,547	26,894	28,217
Medicare Advantage	38,690	40,229	78,226	78,189
Medicaid Managed	32,363	24,893	65,064	47,314
Commercial insurance and other	52,818	53,313	104,550	106,116
	305,761	320,324	623,250	646,254
Average length of stay:
Medicare	25.7	26.5	25.3	26.1
Medicaid	34.9	39.6	36.6	38.3
Medicare Advantage	32.7	35.7	31.4	33.5
Medicaid Managed	36.3	35.5	37.4	35.5
Commercial insurance and other	34.3	35.3	33.9	34.7
Weighted average	28.9	29.7	28.5	29.0
Revenues per admission:
Medicare	$39,155	$42,976	$38,490	$42,442
Medicaid	68,882	62,759	65,179	57,612
Medicare Advantage	51,814	57,332	50,110	54,507
Medicaid Managed	53,413	52,424	55,589	51,991
Commercial insurance and other	76,792	81,993	75,890	78,993
Weighted average	48,340	51,191	47,357	49,790
Revenues per patient day:
Medicare	$1,525	$1,620	$1,523	$1,628
Medicaid	1,972	1,584	1,781	1,505
Medicare Advantage	1,586	1,608	1,596	1,625
Medicaid Managed	1,471	1,478	1,487	1,466
Commercial insurance and other	2,242	2,325	2,239	2,274
Weighted average	1,670	1,723	1,660	1,716
Average daily census	3,360	3,520	3,443	3,551

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Results of Operations – Continuing Operations (Continued)

Operating data (Continued):

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Kindred Rehabilitation Services:
Kindred Hospital Rehabilitation Services:
Freestanding IRFs:
End of period data:
Number of IRFs	19	19
Number of licensed beds	995	969
Discharges (a)	4,766	4,646	9,541	9,094
Same-hospital discharges (a)	4,517	4,535	8,910	8,830
Occupancy % (a)	70.0	70.6	70.7	70.6
Average length of stay (a)	12.8	12.9	12.8	13.0
Revenue per discharge (a)	$20,620	$19,318	$20,358	$19,520
Contract services:
Sites of service (at end of period):
Inpatient rehabilitation units (ARUs)	102	105
LTAC hospitals	116	121
Sub-acute units	6	7
Outpatient units	121	138
	345	371
Revenue per site	$228,534	$215,798	$455,634	$427,215
RehabCare:
Sites of service (at end of period)	1,734	1,759
Revenue per site	$110,095	$108,113	$224,220	$220,335

(a)Excludes non-consolidated IRF.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Results of Operations – Continuing Operations (Continued)

Kindred at Home

Home health

Revenues increased 5% to $459 million in the second quarter of 2017 compared to $438 million for the same period in 2016, and increased 5% to $910 million for the six months ended June 30, 2017 compared to $868 million for the same period in 2016, primarily the result of a 3% increase in same-store admissions in the second quarter of 2017 and a 5% increase in same-store admissions for the six months ended June 30, 2017, both compared to the same period a year ago.

Segment adjusted operating income margins declined to 16.7% in the second quarter of 2017 compared to 17.3% in the second quarter 2016 and declined to 15.4% for the six months ended June 30, 2017 compared to 16.5% for the same period in 2016. The declines in segment adjusted operating income margins were primarily attributable to an increase in labor costs and an increase in managed care and commercial patient revenue mix that pays lower average rates than Medicare.

Direct labor cost per visit increased slightly in the second quarter of 2017 compared to the same period in 2016, and increased 2% for the six months ended June 30, 2017 compared to the same period in 2016, primarily as a result of the integration of pay practices and an increase in average wage rates in the six month period. Employee benefit costs increased 12% in the second quarter of 2017 compared to the same period in 2016, and increased 5% for the six months ended June 30, 2017 compared to the same period in 2016, primarily as a result of an increase in health insurance and compensated absence expenses in both periods.

Hospice

Revenues were relatively unchanged at $185 million in the second quarter of 2017 compared to the same period in 2016. Revenues increased 1% to $364 million for the six months ended June 30, 2017 compared to $362 million for the same period in 2016, primarily as a result of 1% growth in revenue per patient day.

Segment adjusted operating income margins increased to 17.7% in the second quarter of 2017 compared to 16.9% in the same period in 2016 and increased to 16.6% for the six months ended June 30, 2017 compared to 15.5% for the same period of 2016. The increases in both periods were primarily attributable to operating efficiencies and the closure of unprofitable branches.

Direct labor cost per patient day increased 2% in both the second quarter of 2017 and for the six months ended June 30, 2017 compared to the same periods in 2016, primarily as a result of an increase in average wage rates in both periods. The labor costs per patient day increase in both periods were offset by a decline in employee benefit costs. Employee benefit costs declined 2% in both the second quarter of 2017 and for the six months ended June 30, 2017 compared to the same periods in 2016, primarily as a result of a reduction in health insurance expense in both periods.

Hospital division

Revenues declined 16% to $541 million in the second quarter of 2017 compared to $645 million for the same period in 2016, and declined 16% to $1.1 billion for the six months ended June 30, 2017 compared to $1.3 billion for the same period in 2016, primarily as a result of the hospital division entering LTAC patient criteria on September 1, 2016 for the majority of the Company’s LTAC hospitals, and the sale or closure of 16 LTAC hospitals primarily in the second half of 2016. These 16 LTAC hospitals contributed $69 million and $138 million of revenues in the second quarter of 2016 and for the six months ended June 30, 2016, respectively. In addition, same-hospital admissions declined 2% in both the second quarter of 2017 and for the six months ended June 30, 2017, compared to the same periods in 2016.

Segment adjusted operating income margins declined to 16.9% in the second quarter of 2017 compared to 19.8% for the same period in 2016, and declined to 16.9% for the six months ended June 30, 2017 compared to 20.3% for the same period in 2016, primarily as a result of LTAC patient criteria for both periods.

Average hourly wage rates increased 3% and 4% in the second quarter of 2017 and for the six months ended June 30, 2017, respectively, compared to the same periods in 2016, primarily as a result of an increase in contract labor. Employee benefit costs declined 15% and 13% in the second quarter of 2017 and for the six months ended June 30, 2017, respectively, compared to the same periods in 2016, primarily as a result of a reduction for both periods in compensated absence and workers compensation expenses and the sale or closure of 16 LTAC hospitals primarily during the second half of 2016.

Professional liability costs were $10 million and $13 million in the second quarter of 2017 and 2016, respectively and $19 million and $24 million for the six months ended June 30, 2017 and 2016, respectively. The decline in 2017 for both periods was primarily attributable to a decrease in the frequency and severity of claims.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Results of Operations – Continuing Operations (Continued)

Kindred Rehabilitation Services

Kindred Hospital Rehabilitation Services

Revenues increased 4% to $179 million in the second quarter of 2017 compared to $171 million for the same period in 2016, and increased 5% to $357 million for the six months ended June 30, 2017 compared to $338 million for the same period in 2016. The increases in both periods were primarily attributable to an increase in revenue per discharge and the maturing operations of two freestanding IRFs that opened during 2016.

Segment adjusted operating income margins increased to 29.9% in the second quarter of 2017 compared to 29.6% for the same period in 2016, and increased to 29.5% for the six months ended June 30, 2017 compared to 29.2% for the same period in 2016. The increases for both periods were primarily a result of cost efficiencies associated with the maturing operations of two freestanding IRFs that opened during 2016.

Employee benefit costs increased 6% in both the second quarter of 2017 and for the six months ended June 30, 2017 compared to the same periods in 2016, primarily as a result of an increase in health insurance expense in both periods and the two freestanding IRFs that opened during 2016.

RehabCare

Revenues increased slightly to $191 million in the second quarter of 2017 compared to $190 million for the same period in 2016, and declined 1% to $385 million for the six months ended June 30, 2017 compared to $388 million for the same period in 2016. The decline in revenues for the six months ended June 30, 2017 was primarily attributable to a net loss of customer contract sites of service. The number of RehabCare sites of service at June 30, 2017 was 1,734 compared to 1,759 at June 30, 2016. The net loss of customer contract sites of service was primarily attributable to the strategic termination of unprofitable customer contract sites, competition, and customers moving therapy services in-house.

Segment adjusted operating income included $25 million related to the RehabCare Collection Litigation in both the second quarter of 2017 and for the six months ended June 30, 2017. Excluding this charge, segment adjusted operating income margins increased to 4.2% in the second quarter of 2017 compared to 3.9% in the second quarter of 2016, primarily attributable to cost efficiencies, and were unchanged at 3.4% for both the six months ended June 30, 2017 and 2016.

Employee benefit costs were unchanged in the second quarter of 2017 compared to the same period in 2016. Employee benefit costs declined 2% for the six months ended June 30, 2017 compared to the same period in 2016, primarily as a result of the net loss of customer contract sites of service during 2016.

Support center expenses

Segment adjusted operating income for the Company’s operating divisions excludes allocations of support center overhead. These costs aggregated $63 million and $68 million in the second quarter of 2017 and 2016, respectively and $123 million and $140 million for the six months ended June 30, 2017 and 2016, respectively. The decline in support center overhead was primarily attributable to cost reduction initiatives executed in both the fourth quarter of 2016 and the first quarter of 2017, lower incentive compensation costs and lower legal fees. As a percentage of consolidated revenues, support center overhead totaled 4.1% and 4.3% in the second quarter of 2017 and 2016, respectively, and 4.0% and 4.4% for the six months ended June 30, 2017 and 2016, respectively.

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

Restructuring charges that the Company incurred related to the LTAC hospital portfolio repositioning strategy consisted of $1 million for each of lease termination costs and facility closure costs in the second quarter of 2017 compared to $0.4 million for severance, $0.6 million for transaction costs, and a $1 million gain on disposal in the second quarter of 2016. Lease termination costs were $2 million and facility closure costs were $1 million for the six months ended June 30, 2017 as compared to $1 million for each of severance and transaction costs, and a $1 million gain on disposal for the six months June 30, 2016.

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

Restructuring charges related to these initiatives consisted of $0.2 million for lease termination costs, $1 million for asset write-offs, and $0.3 million for severance in the second quarter of 2017 and $1 million for lease termination costs, $4 million for asset write-offs, and $2 million for severance for the six months ended June 30, 2017.

Kindred at Home Branch Consolidations and Closures

During the first quarter of 2015, the Company approved and initiated branch consolidations and closures in specific markets to improve operations and cost efficiencies in the Kindred at Home division. The branch consolidations and closures included branches that served both the home health and hospice business segments. Gentiva initiated similar branch consolidations and closures prior to the Gentiva Merger and these activities and acquired liabilities are included herein. These activities were substantially completed during 2016.

Restructuring charges related to these consolidations and closures consisted of $0.3 million for lease termination costs and $0.4 million for asset write-offs in the second quarter of 2017 and $1 million for lease termination costs, $3 million for asset write-offs, and $0.6 million for severance for the six months ended 2017. These charges were $0.5 million for lease termination costs, $0.2 million for asset write-offs, and $0.1 million for branch closure and other costs in the second quarter of 2016 and $0.7 million for lease termination costs, $0.5 million for asset write-offs, and $0.1 million for branch closure and other costs for the six months ended June 30, 2016.

Transaction costs

Operating results in the second quarter of 2016 included transaction and integration costs totaling $1 million, and retention and severance costs of $0.3 million related to the Gentiva Merger. Operating results for the six months ended June 30, 2016 included transaction and integration costs totaling $2 million, and retention and severance costs totaling $1 million related to the Gentiva Merger. These transaction, retention, and severance costs were included in general and administrative expenses.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Results of Operations – Continuing Operations (Continued)

Other expenses

Total rent expense declined 6% to $74 million in the second quarter of 2017 compared to $78 million in the second quarter 2016. Total rent expense declined 5% to $147 million for the six months ended June 30, 2017 compared to $154 million for the same period in 2016. The declines in both periods were primarily attributable to the sale or closure of 16 LTAC hospitals primarily during the second half of 2016.

Depreciation and amortization expense declined 23% to $26 million in the second quarter of 2017 compared to $33 million in second quarter of 2016. Depreciation and amortization expense declined 17% to $56 million for the six months ended June 30, 2017 compared to $67 million for the six months ended June 30, 2016. The declines in both periods were primarily attributable to a $4 million change in estimate in the depreciable life of certain information technology equipment and software, as well as the sale or closure of 16 LTAC hospitals primarily during the second half of 2016.

Interest expense increased 5% to $61 million in the second quarter of 2017 compared to $58 million in the second quarter of 2016, and increased 4% to $120 million for the six months ended June 30, 2017 compared to $115 million for the six months ended June 30, 2016, primarily as a result of increased long-term borrowings and, to a lesser extent, an interest rate increase of 25 basis points related to the Term Loan Amendment Agreement entered into in March 2017.

The Company’s effective income tax rate was 13.0% and 39.0% in the second quarter of 2017 and 2016, respectively, and 12.0% and 37.2% for the six months ended June 30, 2017 and 2016, respectively. The change in the effective income tax rate in both periods of 2017 was attributable to the impact of a full valuation allowance of $37 million in the second quarter of 2017 and $35 million for the six months ended June 30, 2017, net of the tax benefit associated with the $98 million RehabCare trade name impairment charge in the second quarter of 2017 and tax amortization related to indefinite-lived intangible assets in both periods.

Consolidated results

Loss from continuing operations before income taxes aggregated $124 million in the second quarter of 2017 compared to income from continuing operations before income taxes of $46 million in the second quarter of 2016. Loss from continuing operations before income taxes aggregated $115 million for the six months ended June 30, 2017 compared to income from continuing operations before income taxes of $76 million for the six months ended June 30, 2016. Loss from continuing operations attributable to the Company aggregated $119 million in the second quarter of 2017 compared to income from continuing operations attributable to the Company of $19 million for the same period in 2016. Loss from continuing operations attributable to the Company aggregated $123 million for the six months June 30, 2017 compared to income from continuing operations attributable to the Company of $31 million for the six months ended June 30, 2016. In addition, impairment charges, the RehabCare Collection Litigation, restructuring charges and business interruption settlements negatively impacted consolidated pretax operating results by $164 million ($136 million net of income taxes, including the deferred tax asset valuation allowance of $37 million) and $175 million ($141 million net of income tax, including the deferred tax asset valuation allowance of $35 million) in the second quarter of 2017 and for the six months ended June 30, 2017, respectively. In addition, the reduction in pretax income was attributable to the majority of the Company’s hospitals entering into LTAC patient criteria on September 1, 2016. Transaction and integration costs, litigation contingency expense, business interruption settlements, research and development, restructuring charges, debt amendment costs, and impairment charges negatively impacted consolidated pretax operating results by $13 million ($11 million net of income taxes) and $25 million ($19 million net of income taxes) in the second quarter of 2016 and for the six months ended June 30, 2016, respectively.

Results of Operations – Discontinued Operations

Income from discontinued operations aggregated $9 million in the second quarter of both 2017 and 2016. Income from discontinued operations aggregated $18 million for the six months ended June 30, 2017 compared to $15 million for the same period in 2016. The Company recorded a net loss on divestiture of operations of $294 million in the second quarter of 2017 primarily related to the SNF Divestiture, including a $262 million lease termination accrual, $18 million of transaction and other costs, and $9 million of retention costs, compared to a net loss on divestiture of operations of $0.1 million for the same period in 2016. The Company recorded a net loss on divestiture of operations of $300 million for the six months ended June 30, 2017, primarily related to the SNF Divestiture, compared to a net gain on divestiture of operations of $0.2 million for the same period in 2016.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Results of Operations – Discontinued Operations (Continued)

Nursing centers

Revenues declined 4% to $251 million in the second quarter of 2017 compared to $261 million in the same period in 2016 and declined 3% to $506 million for the six months ended June 30, 2017 compared to $524 million for the six months ended June 30, 2016. The declines in revenues were primarily a result of a 3% decline in average daily census in both the second quarter of 2017 and for the six months ended June 30, 2017 compared to the respective prior year periods.

Segment adjusted operating income margins declined to 14.5% in the second quarter of 2017 compared to 17.1% for the same period in 2016, and declined to 14.4% for the six months ended June 30, 2017 compared to 15.3% for the six months ended June 30, 2016. The declines in both periods were primarily as a result of a decline in average daily census, higher contract labor costs, and an increase in professional liability costs.

Average hourly wage rates increased 4% in both the second quarter of 2017 and for the six months ended June 30, 2017 compared to the respective prior year periods, primarily as a result of pay rate increases and higher contract labor costs. Employee benefit costs declined 5% in the second quarter of 2017 compared to the same period in 2016, primarily as a result of a reduction in workers compensation expense. Employee benefit costs declined 8% for the six months ended June 30, 2017 compared to the same period in 2016, primarily as a result of a reduction in workers compensation and compensated absence expenses.

Professional liability costs were $10 million and $6 million in the second quarter of 2017 and 2016, respectively, and $18 million and $13 million for the six months ended June 30, 2017 and 2016, respectively, primarily attributable to increases in the frequency and severity of claims.

Liquidity

Operating cash flows

Cash flows provided by operations (including discontinued operations) was breakeven for the six months ended June 30, 2017 compared to $5 million for the six months ended June 30, 2016. Operating cash flows for the six months ended June 30, 2017 were negatively impacted by $24 million for severance, retention, transaction, litigation, debt refinancing, and lease termination payments, and business interruption settlements. Operating cash flows for the six months ended June 30, 2017 also were negatively impacted by LTAC patient criteria and, to a lesser extent, growth in managed care and commercial payor mix, which generally requires a longer accounts receivable collection cycle than Medicare. Operating cash flows for the six months ended June 30, 2016 were negatively impacted by $151 million for severance, retention, transaction, litigation, debt refinancing, and lease termination payments, and business interruption settlements. In January 2016, the Company entered into a settlement agreement with the United States of America, acting through the DOJ and on behalf of the OIG, to resolve a then-pending DOJ investigation concerning the operations of RehabCare. Under the settlement agreement, the Company paid $126 million to the United States during the six months ended June 30, 2016.

The Company utilizes its ABL Facility to meet working capital needs and finance its acquisition and development activities. As a result, the Company typically carries minimal amounts of cash on its consolidated balance sheet. Based upon the Company’s expected operating cash flows and the availability of borrowings under the ABL Facility ($578 million at June 30, 2017), management believes that the Company has the necessary financial resources to satisfy its expected short-term and long-term liquidity needs.

The Company expects to realize net value of approximately $215 million from the SNF Divestiture, subject to post-closing adjustments, and after the $700 million payment to Ventas, estimated transaction costs of approximately $35 million and estimated severance costs of approximately $35 million. This amount includes approximately $85 million in retained net working capital, the majority of which will be liquidated over late 2017 and early 2018, approximately $140 million of cash tax benefit over time from the creation of an approximately $380 million net operating loss carryforward associated with the SNF Divestiture, and approximately $60 million of value associated with a retained skilled nursing facility, hospital-based sub-acute units and other retained assets. The Company’s deferred tax assets are subjected to a full valuation allowance under the authoritative guidance and the cash tax benefit is subject to the Company generating taxable income over the carryforward period.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Liquidity (Continued)

Dividends and other payments

During the first half the 2017, the Company paid a cash dividend of $0.12 per common share on March 31, 2017.

During the first half of 2016, the Company paid a cash dividend of $0.12 per common share on June 10, 2016 (to shareholders of record as of the close of business on May 18, 2016) and on April 1, 2016.

The Company’s Board of Directors elected to discontinue paying dividends on the Company’s common stock following the March 31, 2017 payment and instead redirected funds to repay debt and invest in growth.

During the first half of 2017, the Company made quarterly installment payments on the Units of $18.75 per Unit on June 1, 2017 (to holders of record on May 15, 2017) and on March 1, 2017. During the first half of 2016, the Company made quarterly installment payments on the Units of $18.76 and $18.75 per Unit, respectively, on June 1, 2016 (to holders of record on May 15, 2016) and on March 1, 2016. Each Unit is composed of a Purchase Contract and one share of Mandatory Redeemable Preferred Stock having a final preferred stock installment payment date of December 1, 2017 and an initial liquidation preference of $201.58 per share of Mandatory Redeemable Preferred Stock. To the extent that any Unit has been separated into its constituent Purchase Contract and its constituent share of Mandatory Redeemable Preferred Stock, the installment payment is payable only on the constituent share of Mandatory Redeemable Preferred Stock. The cash funding of installment payments on the Units will require the use of approximately $13 million in 2017, of which $6 million was paid during the six months ended June 30, 2017.

Term Loan Amendment Agreement

On March 14, 2017, the Company entered into the Term Loan Amendment Agreement that amended and restated the Term Loan Facility to, among other things, (1) make adjustments to certain covenants and definitions to better accommodate the SNF Divestiture, (2) provide the Company with increased leverage covenant flexibility for an interim period, (3) increase the applicable margin on the outstanding borrowings from 3.25% to 3.50% for LIBOR borrowings and from 2.25% to 2.50% for base rate borrowings, (4) require a maximum leverage ratio of no more than 5.00 to 1.00 for use of the $50 million annual dividend basket, and (5) provide for a prepayment premium of 1.00% in connection with any repricing transaction within six months of the closing date. In accordance with the authoritative guidance on debt, the Company accounted for the amendment as a debt modification.

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

The interest rate swaps were assessed for hedge effectiveness for accounting purposes and the Company determined the interest rate swaps qualify for cash flow hedge accounting at June 30, 2017. The Company records the effective portion of the gain or loss on these derivative financial instruments in accumulated other comprehensive income (loss) as a component of stockholders’ equity and records the ineffective portion of the gain or loss on these derivative financial instruments as interest expense. For the three months and six months ended June 30, 2017 and 2016, there was no ineffectiveness related to the interest rate swaps.

The aggregate fair value of the interest rate swaps recorded in other accrued liabilities was $2 million and $3 million at June 30, 2017 and December 31, 2016, respectively.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Capital Resources

Capital expenditures and acquisitions

Excluding acquisitions, routine capital expenditures (expenditures necessary to maintain existing facilities that generally do not increase capacity or add services) totaled $30 million and $47 million for the six months ended June 30, 2017 and 2016, respectively. Kindred Hospital Rehabilitation Services development capital expenditures (primarily new IRF development) totaled $0.5 million and $10 million for the six months ended June 30, 2017 and 2016, respectively. Support center development capital expenditures totaled $11 million and $3 million for the six months ended June 30, 2017 and 2016, respectively. Nursing center development capital expenditures totaled $5 million for the six months ended June 30, 2016. Excluding acquisitions, the Company anticipates that routine capital spending for 2017 should approximate $65 million to $75 million and development capital spending should approximate $30 million to $40 million. Management expects that substantially all of these expenditures will be financed through internal sources or borrowings under the ABL Facility. Management believes that its capital expenditure program is adequate to improve and equip existing facilities. At June 30, 2017, the estimated cost to complete and equip construction in progress approximated $27 million.

Acquisition expenditures totaled $7 million and $28 million for the six months ended June 30, 2017 and 2016, respectively, which were financed with operating cash flows and the ABL Facility. See note 2 of the notes to unaudited condensed consolidated financial statements.

Other Information

Effects of inflation and changing prices

The Company derives a substantial portion of its revenues from patients covered by the Medicare and Medicaid programs. The Company has been, and could be in the future, materially adversely affected by the continuing efforts of governmental and private third party payors to contain healthcare costs.

The Company cannot provide assurance that reimbursement payments under governmental and private third party payor programs, including Medicare supplemental insurance policies, will remain at levels comparable to present levels or will be sufficient to cover the costs allocable to patients eligible for reimbursement pursuant to these programs. Medicare reimbursement in LTAC hospitals, IRFs, home health, and hospice is subject to fixed payments under the Medicare prospective payment systems. In accordance with Medicare laws, CMS makes annual adjustments to Medicare payment rates in many prospective payment systems under what is commonly known as a “market basket update.” Each year, the Medicare Payment Advisory Commission (“MedPAC”), a commission chartered by Congress to advise it on Medicare payment issues, makes payment policy recommendations to Congress for a variety of Medicare payment systems. Congress is not obligated to adopt MedPAC recommendations, and, based upon outcomes in previous years, there can be no assurance that Congress will adopt MedPAC’s recommendations in a given year. Medicaid reimbursement rates in many states in which the Company operates are based upon fixed payment systems. Generally, these rates are adjusted annually for inflation. However, these adjustments do not reflect the actual increase in the costs of providing healthcare services. In addition, Medicaid reimbursement can be impacted negatively by state budgetary pressures, which may lead to reduced reimbursement or delays in receiving payments. There can be no assurance that the facilities operated by the Company, or the provision of goods and services offered by the Company, will meet the requirements for participation in such programs.

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

RESULTS OF OPERATIONS (Continued)

Other Information (Continued)

Effects of inflation and changing prices (Continued)

The Patient Protection and Affordable Care Act and the Healthcare Education and Reconciliation Act (Continued)

The ACA also provides for: (1) reductions to the annual market basket payment updates for LTAC hospitals, IRFs, home health agencies, and hospice providers that could result in lower reimbursement than in the preceding year; (2) additional annual “productivity adjustment” reductions to the annual market basket payment update as determined by CMS for LTAC hospitals and IRFs (beginning in federal fiscal year 2012), home health agencies (beginning in federal fiscal year 2015) and hospice providers (beginning in federal fiscal year 2013); (3) a quality reporting system for hospitals (including LTAC hospitals and IRFs) beginning in federal fiscal year 2014; and (4) reductions in Medicare payments to hospitals (including LTAC hospitals and IRFs) beginning in federal fiscal year 2014 for failure to meet certain quality reporting standards or to comply with standards in new value-based purchasing demonstration project programs.

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

Kindred at Home

Home health.  On July 25, 2017, CMS issued proposed regulations (the “Proposed Home Health Regulations”) regarding Medicare payment rates for home health agencies effective January 1, 2018. Included in the proposed regulations is a net 0.4% reduction, consisting of a market basket update of 1.0% as required by MACRA, less (1) a 0.9% reduction adjustment to account for industry wide case mix growth, and (2) an additional 0.5% reduction for the elimination of the rural add-on provision.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Other Information (Continued)

Effects of inflation and changing prices (Continued)

Kindred at Home (Continued)

The Proposed Home Health Regulations also create a new payment methodology, beginning January 1, 2019, known as the home health grouping model (“HHGM”). Currently, the Kindred at Home division receives a standard prospective payment under Medicare for home health services provided over a 60-day episode, which is adjusted based upon a number of items, including a patient’s assignment into one of 153 payment groups, known as home health resource groups, as well as the amount of therapy provided. Under the Proposed Home Health Regulations, beginning January 1, 2019, Medicare payments for home health services would instead be based upon HHGM, which utilizes a 30-day (rather than a 60-day) episode of care, 144 (rather than 153) payment groups, and clinical characteristics and other patient information such as referral source, timing of episode, clinical grouping, functional level, and comorbidities (rather than therapy service-use thresholds) to set payments. CMS estimates that the HHGM would decrease Medicare payments to home health agencies in 2019 by 4.3% if implemented in a fully non-budget neutral manner and by 2.2% in 2019 if implemented in a partially budget-neutral manner.

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

Hospice.  On August 1, 2017, CMS issued final regulations for Medicare reimbursement for hospice providers effective October 1, 2017. These final regulations implement a net market basket increase to the standard federal payment rate of 1.0%, as required by MACRA.

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

Hospital division

On August 2, 2017, CMS issued final regulations regarding Medicare reimbursement for LTAC hospitals for the federal fiscal year beginning October 1, 2017. Included in the final regulations are: (1) a net market basket increase to the standard federal payment rate of 1.0%, as required by MACRA; (2) a wage level budget neutrality factor of 1.0006434 applied to the standard federal payment rate; (3) an additional budget neutrality adjustment for impact of changes in short stay outliers; (4) adjustments to area wage indexes; and (5) an increase in the high cost outlier threshold per discharge to $27,382. This final rule also extends the moratorium on the full implementation of the 25% rule until October 1, 2018.

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

Kindred Rehabilitation Services

Inpatient rehabilitation hospitals.   On July 31, 2017, CMS issued final regulations regarding Medicare reimbursement for IRFs for the federal fiscal year beginning October 1, 2017. These final regulations implement a net market basket increase to the standard payment conversion factor of 1.0%, as required by MACRA, less a 0.1% reduction related to recalibrating the outlier threshold.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Condensed Consolidated Statement of Operations

(Unaudited)

(In thousands, except per share amounts)

	2016 Quarters				2017 Quarters
	First	Second	Third	Fourth	First	Second
Revenues	$1,600,488	$1,605,374	$1,560,760	$1,511,976	$1,535,718	$1,532,022
Salaries, wages and benefits	835,580	842,840	867,611	846,232	839,813	833,703
Supplies	89,059	89,151	85,469	79,386	80,101	77,784
Building rent	65,985	67,025	66,946	64,350	64,656	64,861
Equipment rent	10,158	11,211	9,911	8,649	8,887	8,861
Other operating expenses	165,727	167,607	167,453	156,005	158,824	182,161
General and administrative expenses	303,284	283,610	262,051	258,703	275,503	266,156
Other (income) expense	(1,833)	(505)	(341)	(2,387)	30	(2,287)
Litigation contingency expense	1,910	930	-	-	-	-
Impairment charges	7,788	6,131	297,276	3,534	474	135,829
Restructuring charges	1,952	798	81,463	11,913	10,006	5,050
Depreciation and amortization	33,554	33,198	32,995	32,072	29,820	25,651
Interest expense	57,489	58,053	59,856	59,214	59,328	60,801
Investment income	(236)	(486)	(1,797)	(589)	(509)	(2,228)
	1,570,417	1,559,563	1,928,893	1,517,082	1,526,933	1,656,342
Income (loss) from continuing operations before income taxes	30,071	45,811	(368,133)	(5,106)	8,785	(124,320)
Provision (benefit) for income taxes	10,410	17,851	285,003	998	2,234	(16,116)
Income (loss) from continuing operations	19,661	27,960	(653,136)	(6,104)	6,551	(108,204)
Discontinued operations, net of income taxes:
Income (loss) from operations	5,594	9,437	(18,171)	10,879	8,831	8,870
Gain (loss) on divestiture of operations	262	(83)	-	(6,923)	(6,166)	(294,039)
Income (loss) from discontinued operations	5,856	9,354	(18,171)	3,956	2,665	(285,169)
Net income (loss)	25,517	37,314	(671,307)	(2,148)	9,216	(393,373)
Earnings attributable to noncontrolling interests:
Continuing operations	(7,851)	(8,847)	(9,574)	(8,575)	(10,483)	(10,791)
Discontinued operations	(4,665)	(4,678)	(4,732)	(4,684)	(4,481)	(4,954)
	(12,516)	(13,525)	(14,306)	(13,259)	(14,964)	(15,745)
Income (loss) attributable to Kindred	$13,001	$23,789	$(685,613)	$(15,407)	$(5,748)	$(409,118)
Amounts attributable to Kindred stockholders:
Income (loss) from continuing operations	$11,810	$19,113	$(662,710)	$(14,679)	$(3,932)	$(118,995)
Income (loss) from discontinued operations	1,191	4,676	(22,903)	(728)	(1,816)	(290,123)
Net income (loss)	$13,001	$23,789	$(685,613)	$(15,407)	$(5,748)	$(409,118)
Earnings (loss) per common share:
Basic:
Income (loss) from continuing operations	$0.13	$0.22	$(7.63)	$(0.17)	$(0.05)	$(1.36)
Discontinued operations:
Income (loss) from operations	0.02	0.05	(0.26)	0.07	0.05	0.04
Gain (loss) on divestiture of operations	-	-	-	(0.08)	(0.07)	(3.36)
Income (loss) from discontinued operations	0.02	0.05	(0.26)	(0.01)	(0.02)	(3.32)
Net income (loss)	$0.15	$0.27	$(7.89)	$(0.18)	$(0.07)	$(4.68)
Diluted:
Income (loss) from continuing operations	$0.13	$0.21	$(7.63)	$(0.17)	$(0.05)	$(1.36)
Discontinued operations:
Income (loss) from operations	0.02	0.05	(0.26)	0.07	0.05	0.04
Gain (loss) on divestiture of operations	-	-	-	(0.08)	(0.07)	(3.36)
Income (loss) from discontinued operations	0.02	0.05	(0.26)	(0.01)	(0.02)	(3.32)
Net income (loss)	$0.15	$0.26	$(7.89)	$(0.18)	$(0.07)	$(4.68)

Shares used in computing earnings (loss) per common share:
Basic	86,590	86,836	86,869	86,904	87,085	87,506
Diluted	87,249	87,500	86,869	86,904	87,085	87,506

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Operating Data

(Unaudited)

(In thousands)

	2016 Quarters				2017 Quarters
	First	Second	Third	Fourth	First	Second
Revenues:
Kindred at Home:
Home health	$430,035	$438,556	$449,958	$444,073	$450,831	$459,176
Hospice	176,426	185,641	188,575	186,161	179,378	185,281
	606,461	624,197	638,533	630,234	630,209	644,457
Hospital division	654,098	645,406	588,943	545,864	556,646	540,809
Kindred Rehabilitation Services:
Kindred Hospital Rehabilitation Services	167,045	171,095	170,308	171,352	178,115	178,439
RehabCare	198,297	190,169	187,456	186,943	194,354	190,906
	365,342	361,264	357,764	358,295	372,469	369,345
	1,625,901	1,630,867	1,585,240	1,534,393	1,559,324	1,554,611
Eliminations:
Kindred Hospital Rehabilitation Services	(23,713)	(23,472)	(22,330)	(20,209)	(21,148)	(20,086)
RehabCare	(1,171)	(1,333)	(1,632)	(1,667)	(1,878)	(1,867)
Hospitals	(529)	(688)	(518)	(541)	(580)	(636)
	(25,413)	(25,493)	(24,480)	(22,417)	(23,606)	(22,589)
	$1,600,488	$1,605,374	$1,560,760	$1,511,976	$1,535,718	$1,532,022

Income (loss) from continuing operations:
Segment adjusted operating income (loss):
Kindred at Home:
Home health	$66,941	$76,030	$75,073	$61,487	$63,750	$76,592
Hospice	24,866	31,329	31,326	28,805	27,581	32,784
	91,807	107,359	106,399	90,292	91,331	109,376
Hospital division	136,416	127,510	83,940	93,778	93,438	91,580
Kindred Rehabilitation Services:
Kindred Hospital Rehabilitation Services	48,119	50,729	49,759	49,728	51,760	53,422
RehabCare	6,036	7,363	4,224	1,032	4,932	(17,301)
	54,155	58,092	53,983	50,760	56,692	36,121
Support center expenses	(72,022)	(68,444)	(62,823)	(58,627)	(60,014)	(62,572)
Litigation contingency expense	(1,910)	(930)	-	-	-	-
Impairment charges	(7,788)	(6,131)	(297,276)	(3,534)	(474)	(135,829)
Restructuring charges	(1,701)	(336)	(22,813)	(9,884)	(8,101)	(3,116)
Transaction costs	(1,685)	(1,846)	(2,982)	(2,166)	-	-
Building rent	(65,985)	(67,025)	(66,946)	(64,350)	(64,656)	(64,861)
Equipment rent	(10,158)	(11,211)	(9,911)	(8,649)	(8,887)	(8,861)
Restructuring charges - rent	(251)	(462)	(58,650)	(2,029)	(1,905)	(1,934)
Depreciation and amortization	(33,554)	(33,198)	(32,995)	(32,072)	(29,820)	(25,651)
Interest, net	(57,253)	(57,567)	(58,059)	(58,625)	(58,819)	(58,573)
Income (loss) from continuing operations before income taxes	30,071	45,811	(368,133)	(5,106)	8,785	(124,320)
Provision (benefit) for income taxes	10,410	17,851	285,003	998	2,234	(16,116)
	$19,661	$27,960	$(653,136)	$(6,104)	$6,551	$(108,204)

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Operating Data (Continued)

(Unaudited)

(In thousands)

	2016 Quarters				2017 Quarters
	First	Second	Third	Fourth	First	Second
Rent:
Kindred at Home:
Home health:
Building	$8,147	$8,390	$8,188	$8,301	$8,147	$8,078
Equipment	377	344	284	297	306	274
	8,524	8,734	8,472	8,598	8,453	8,352
Hospice:
Building	4,271	4,259	4,264	4,311	4,256	4,118
Equipment	88	87	78	81	84	88
	4,359	4,346	4,342	4,392	4,340	4,206
Hospital division:
Building	44,379	45,075	45,173	42,754	43,271	43,662
Equipment	8,664	9,809	8,521	7,245	7,474	7,480
	53,043	54,884	53,694	49,999	50,745	51,142
Kindred Rehabilitation Services:
Kindred Hospital Rehabilitation Services:
Building	8,359	8,522	8,448	8,381	8,423	8,481
Equipment	404	374	404	385	375	381
	8,763	8,896	8,852	8,766	8,798	8,862
RehabCare:
Building	293	325	331	327	323	320
Equipment	586	568	594	613	621	610
	879	893	925	940	944	930
Support center:
Building	536	454	542	276	236	202
Equipment	39	29	30	28	27	28
	575	483	572	304	263	230
Totals:
Building	65,985	67,025	66,946	64,350	64,656	64,861
Equipment	10,158	11,211	9,911	8,649	8,887	8,861
	$76,143	$78,236	$76,857	$72,999	$73,543	$73,722
Depreciation and amortization:
Kindred at Home:
Home health	$4,236	$3,877	$3,803	$3,805	$3,128	$2,491
Hospice	1,600	1,525	1,563	1,676	1,285	1,102
	5,836	5,402	5,366	5,481	4,413	3,593
Hospital division	13,322	13,223	12,789	11,284	10,874	10,357
Kindred Rehabilitation Services:
Kindred Hospital Rehabilitation Services	3,524	3,529	3,576	3,909	3,843	3,555
RehabCare	1,989	1,983	2,011	1,978	1,845	1,596
	5,513	5,512	5,587	5,887	5,688	5,151
Support center	8,883	9,061	9,253	9,420	8,845	6,550
	$33,554	$33,198	$32,995	$32,072	$29,820	$25,651

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Operating Data (Continued)

(Unaudited)

(In thousands)

	2016 Quarters				2017 Quarters
	First	Second	Third	Fourth	First	Second
Capital expenditures, excluding acquisitions (including discontinued operations):
Kindred at Home:
Home health:
Routine	$2,391	$1,318	$1,300	$1,392	$1,038	$1,066
Development	-	-	-	-	-	-
	2,391	1,318	1,300	1,392	1,038	1,066
Hospice:
Routine	671	620	637	414	629	414
Development	-	-	-	-	-	-
	671	620	637	414	629	414
Hospital division:
Routine	5,440	6,410	5,649	6,359	3,123	3,877
Development	-	-	-	-	-	-
	5,440	6,410	5,649	6,359	3,123	3,877
Kindred Rehabilitation Services:
Kindred Hospital Rehabilitation Services:
Routine	301	377	380	331	418	1,225
Development	4,246	6,125	4,973	5,429	482	2
	4,547	6,502	5,353	5,760	900	1,227
RehabCare:
Routine	175	332	698	662	187	183
Development	-	-	-	-	-	-
	175	332	698	662	187	183
Support center:
Routine:
Information systems	5,815	11,898	7,031	13,379	4,109	9,000
Other	147	3,174	692	682	842	66
	5,962	15,072	7,723	14,061	4,951	9,066
Development	1,701	1,316	2,828	2,272	4,951	5,833
	7,663	16,388	10,551	16,333	9,902	14,899
Discontinued operations - nursing centers:
Routine	3,166	4,595	5,486	4,130	1,595	1,565
Development	4,072	1,266	585	12	6	22
	7,238	5,861	6,071	4,142	1,601	1,587
Totals:
Routine	18,106	28,724	21,873	27,349	11,941	17,396
Development	10,019	8,707	8,386	7,713	5,439	5,857
	$28,125	$37,431	$30,259	$35,062	$17,380	$23,253

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Operating Data (Continued)

(Unaudited)

	2016 Quarters				2017 Quarters
	First	Second	Third	Fourth	First	Second
Kindred at Home:
Home health:
Sites of service (at end of period)	384	384	395	390	379	377
Revenue mix %:
Medicare	79.8	79.3	78.1	77.9	76.7	75.7
Medicaid	2.1	2.1	2.5	1.9	1.7	1.7
Commercial and other	8.4	8.2	8.6	10.6	11.5	11.4
Commercial paid at episodic rates	9.7	10.4	10.8	9.6	10.1	11.2
Episodic revenues ($ 000s)	$325,821	$332,193	$332,562	$323,398	$326,881	$334,420
Total admissions	88,696	87,084	86,761	87,148	94,510	89,018
Same-store total admissions	87,394	85,922	85,382	86,056	93,922	88,300
Total episodic admissions	71,426	70,212	69,219	67,501	73,270	69,657
Same-store total episodic admissions	70,416	69,317	68,211	66,784	72,911	69,207
Medicare episodic admissions	62,011	60,730	59,823	59,540	62,404	58,575
Total episodes	113,887	113,278	113,256	111,164	114,964	113,579
Episodes per admission	1.59	1.61	1.64	1.65	1.57	1.63
Revenue per episode	$2,861	$2,933	$2,936	$2,909	$2,843	$2,944
Hospice:
Sites of service (at end of period)	177	177	185	183	180	177
Admissions	13,234	13,149	12,916	12,660	13,649	12,561
Same-store admissions	12,761	12,743	12,541	12,362	13,332	12,363
Average length of stay	92	91	98	100	96	94
Patient days	1,183,908	1,238,584	1,277,125	1,246,152	1,193,061	1,215,619
Average daily census	13,010	13,611	13,882	13,545	13,256	13,358
Revenue per patient day	$149	$150	$148	$149	$150	$152
Community Care and other revenues (included in home health business segment) ($ 000s)	$66,305	$68,229	$75,978	$74,875	$74,095	$74,222

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Operating Data (Continued)

(Unaudited)

	2016 Quarters				2017 Quarters
	First	Second	Third	Fourth	First	Second
Hospitals (excluding sub-acute units and skilled nursing facility):
End of period data:
Number of transitional care hospitals	95	97	94	82	82	81
Number of licensed beds	7,089	7,067	6,890	6,107	6,107	6,041
Revenue mix %:
Medicare	57.8	55.5	54.6	53.5	52.8	50.3
Medicaid	4.2	4.2	4.0	4.5	3.9	5.0
Medicare Advantage	11.5	12.0	12.1	11.0	12.2	12.3
Medicaid Managed	5.6	6.3	7.3	8.0	9.1	9.1
Commercial insurance and other	20.9	22.0	22.0	23.0	22.0	23.3
Patient criteria data:
Revenues:
Compliant patients				88.5%	86.0%	88.3%
Site neutral				11.5%	14.0%	11.7%
Revenues per patient day:
Compliant patients				$1,853	$1,816	$1,806
Site neutral				926	1,041	1,053
Total				1,662	1,645	1,667
Admissions:
Medicare	8,919	8,253	7,861	7,351	7,529	6,743
Medicaid	463	386	375	336	354	381
Medicare Advantage	1,453	1,382	1,327	1,210	1,354	1,239
Medicaid Managed	733	768	861	787	851	903
Commercial insurance and other	1,871	1,807	1,727	1,488	1,614	1,608
	13,439	12,596	12,151	11,172	11,702	10,874
Patient days:
Medicare	229,004	219,013	202,482	186,290	187,738	173,916
Medicaid	21,134	19,409	16,781	12,181	13,334	13,333
Medicare Advantage	45,760	47,697	43,241	37,526	41,020	40,555
Medicaid Managed	25,341	27,267	28,534	29,275	32,713	32,635
Commercial insurance and other	62,769	63,009	59,856	54,148	53,695	54,809
	384,008	376,395	350,894	319,420	328,500	315,248
Average length of stay:
Medicare	25.7	26.5	25.8	25.3	24.9	25.8
Medicaid	45.6	50.3	44.7	36.3	37.7	35.0
Medicare Advantage	31.5	34.5	32.6	31.0	30.3	32.7
Medicaid Managed	34.6	35.5	33.1	37.2	38.4	36.1
Commercial insurance and other	33.5	34.9	34.7	36.4	33.3	34.1
Weighted average	28.6	29.9	28.9	28.6	28.1	29.0
Revenues per admission:
Medicare	$41,717	$42,579	$39,945	$38,602	$37,867	$39,219
Medicaid	57,928	69,797	61,338	70,333	60,091	69,304
Medicare Advantage	51,080	55,105	52,363	48,387	48,555	51,958
Medicaid Managed	49,287	51,696	48,631	54,238	57,736	53,159
Commercial insurance and other	71,651	77,193	73,515	82,066	73,750	76,007
Weighted average	47,868	50,309	47,348	47,507	46,170	48,322
Revenues per patient day:
Medicare	$1,625	$1,605	$1,551	$1,523	$1,519	$1,521
Medicaid	1,269	1,388	1,371	1,940	1,595	1,980
Medicare Advantage	1,622	1,597	1,607	1,560	1,603	1,587
Medicaid Managed	1,426	1,456	1,467	1,458	1,502	1,471
Commercial insurance and other	2,136	2,214	2,121	2,255	2,217	2,230
Weighted average	1,675	1,684	1,640	1,662	1,645	1,667
Medicare case mix index (discharged patients only)	1.163	1.179	1.172	1.153	1.172	1.171
Average daily census	4,220	4,136	3,814	3,472	3,650	3,464
Occupancy %	68.0	67.5	61.6	64.1	67.6	64.3

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Operating Data (Continued)

(Unaudited)

	2016 Quarters				2017 Quarters
	First	Second	Third	Fourth	First	Second
Same-hospital data:
End of period data:
Number of transitional care hospitals	77	77	77	77	77	77
Number of licensed beds	5,894	5,894	5,894	5,894	5,894	5,894
Revenue mix %:
Medicare	58.1	55.3	54.0	53.0	52.3	50.4
Medicaid	3.8	3.9	3.7	4.6	4.1	5.1
Medicare Advantage	11.2	11.7	12.2	11.0	12.1	12.0
Medicaid Managed	5.8	6.7	7.9	8.2	9.4	9.3
Commercial insurance and other	21.1	22.4	22.2	23.2	22.1	23.2
Patient criteria data:
Revenues:
Compliant patients				88.7%	85.9%	88.4%
Site neutral				11.3%	14.1%	11.6%
Revenues per patient day:
Compliant patients				$1,860	$1,821	$1,809
Site neutral				924	1,049	1,058
Total				1,670	1,650	1,670
Admissions:
Medicare	7,722	7,100	6,787	7,046	7,225	6,568
Medicaid	395	342	343	336	354	381
Medicare Advantage	1,203	1,128	1,151	1,166	1,307	1,184
Medicaid Managed	632	702	791	787	849	891
Commercial insurance and other	1,543	1,512	1,442	1,434	1,543	1,542
	11,495	10,784	10,514	10,769	11,278	10,566
Patient days:
Medicare	198,076	188,342	174,752	178,964	179,933	168,583
Medicaid	14,670	13,547	12,085	12,175	13,587	13,307
Medicare Advantage	37,960	40,229	38,033	36,496	39,536	38,690
Medicaid Managed	22,421	24,893	26,687	29,284	32,701	32,363
Commercial insurance and other	52,803	53,313	51,153	52,688	51,732	52,818
	325,930	320,324	302,710	309,607	317,489	305,761
Average length of stay:
Medicare	25.7	26.5	25.7	25.4	24.9	25.7
Medicaid	37.1	39.6	35.2	36.2	38.4	34.9
Medicare Advantage	31.6	35.7	33.0	31.3	30.2	32.7
Medicaid Managed	35.5	35.5	33.7	37.2	38.5	36.3
Commercial insurance and other	34.2	35.3	35.5	36.7	33.5	34.3
Weighted average	28.4	29.7	28.8	28.8	28.2	28.9
Revenues per admission:
Medicare	$41,951	$42,976	$40,050	$38,855	$37,886	$39,155
Medicaid	53,157	62,759	54,745	70,243	61,194	68,882
Medicare Advantage	51,858	57,332	53,664	48,813	48,567	51,814
Medicaid Managed	51,511	52,424	50,079	54,280	57,873	53,413
Commercial insurance and other	76,054	81,993	77,444	83,620	74,989	76,792
Weighted average	48,476	51,191	47,903	48,000	46,436	48,340
Revenues per patient day:
Medicare	$1,635	$1,620	$1,555	$1,530	$1,521	$1,525
Medicaid	1,431	1,584	1,554	1,939	1,594	1,972
Medicare Advantage	1,643	1,608	1,624	1,560	1,606	1,586
Medicaid Managed	1,452	1,478	1,484	1,459	1,503	1,471
Commercial insurance and other	2,222	2,325	2,183	2,276	2,237	2,242
Weighted average	1,710	1,723	1,664	1,670	1,650	1,670
Average daily census	3,582	3,520	3,290	3,365	3,528	3,360

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Operating Data (Continued)

(Unaudited)

	2016 Quarters				2017 Quarters
	First	Second	Third	Fourth	First	Second
Kindred Rehabilitation Services:
Kindred Hospital Rehabilitation Services:
Freestanding IRFs:
End of period data:
Number of IRFs	19	19	19	19	19	19
Number of licensed beds	969	969	969	995	995	995
Discharges (a)	4,448	4,646	4,644	4,671	4,775	4,766
Same-hospital discharges (a)	4,295	4,535	4,546	4,538	4,393	4,517
Occupancy % (a)	70.6	70.6	68.8	66.5	71.4	70.0
Average length of stay (a)	13.2	12.9	12.7	12.6	12.8	12.8
Revenue per discharge (a)	$19,731	$19,318	$19,599	$19,486	$20,097	$20,620
Contract services:
Sites of service (at end of period):
Inpatient rehabilitation units (ARUs)	104	105	104	102	101	102
LTAC hospitals	119	121	120	119	119	116
Sub-acute units	7	7	7	5	7	6
Outpatient units	139	138	139	132	129	121
	369	371	370	358	356	345
Revenue per site	$211,417	$215,798	$210,810	$220,733	$227,100	$228,534
RehabCare:
Sites of service (at end of period)	1,767	1,759	1,754	1,718	1,703	1,734
Revenue per site	$112,222	$108,113	$106,873	$108,814	$114,125	$110,095

(a)	Excludes non-consolidating IRF.

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

The following table provides information as of June 30, 2017 about the Company’s financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted average interest rates by expected maturity date.

Interest Rate Sensitivity

Principal (Notional) Amount by Expected Maturity

Average Interest Rate

(Dollars in thousands)

	Expected maturities
	2017	2018	2019	2020	2021	Thereafter	Total	Fair value June 30, 2017
Liabilities:
Long-term debt, including amounts due within one year:
Fixed rate:
Notes due 2020 (a)	$-	$-	$-	$750,000	$-	$-	$750,000	$798,750
Notes due 2022 (a)	-	-	-	-	-	500,000	500,000	487,550
Notes due 2023 (a)	-	-	-	-	-	600,000	600,000	633,000
Mandatory Redeemable Preferred Stock (a)	6,297	-	-	-	-	-	6,297	3,054
Other	170	143	-	-	-	-	313	313	(b)
	$6,467	$143	$-	$750,000	$-	$1,100,000	$1,856,610	$1,922,667
Average interest rate	7.1%	2.7%		8.0%		7.7%
Variable rate:
ABL Facility (c)	$-	$-	$156,800	$-	$-	$-	$156,800	$156,800
Term Loan Facility (a,d,e)	7,017	14,034	14,034	14,034	1,313,326	-	1,362,445	1,365,851
Other (f)	647	-	-	-	-	-	647	647
	$7,664	$14,034	$170,834	$14,034	$1,313,326	$-	$1,519,892	$1,523,298

(a)

The expected maturities exclude total debt issuance costs, net of accumulated amortization, of approximately $46 million, comprised of $6 million for the Notes due 2020, $6 million for the Notes due 2022, $7 million for the Notes due 2023, $0.2 million for the Mandatory Redeemable Preferred Stock, and $27 million for the Term Loan Facility.

(b)	Calculated based upon the net present value of future principal and interest payments using an average interest rate of 2.7%.
(c)

Interest on borrowings under the ABL Facility is payable at a rate per annum equal to the applicable margin plus, at the Company’s option, either: (1) LIBOR determined by reference to the costs of funds for Eurodollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, or (2) a base rate determined by reference to the highest of: (a) the prime rate of JPMorgan Chase Bank, N.A., (b) the federal funds effective rate plus one-half of 1.00% and (c) LIBOR as described in subclause (1) plus 1.00%. At June 30, 2017, the applicable margin for borrowings under the ABL Facility was 2.00% with respect to LIBOR borrowings and 1.00% with respect to base rate borrowings. The applicable margin is subject to adjustment each fiscal quarter, based upon average historical excess availability during the preceding quarter.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures and Changes in Internal Control Over Financial Reporting

The Company has carried out an evaluation under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2017, the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, are effective.

There has been no change in the Company’s internal control over financial reporting during the Company’s quarter ended June 30, 2017, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Shareholder derivative action

On March 16, 2016, a shareholder derivative action (previously defined as the “Complaint”) was filed against certain of the Company’s current and former officers and directors in circuit court for Jefferson County, Kentucky. The Complaint also names the Company as a nominal defendant. The Complaint alleges that the named current and former officers and directors breached their respective duties of good faith, loyalty, and candor, and other general fiduciary duties owed to the Company and its shareholders by, among other things, failing to exercise reasonable and prudent supervision over the management, policies, and controls of the Company in order to detect practices that existed at RehabCare resulting in the Company having to enter into two separate settlement agreements with the DOJ. The Company disputes the allegations made in the Complaint and will defend this action and any related claims vigorously.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total number of shares (or units) purchased (a)	Average price paid per share (or unit) (b)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
Month #1 (April 1 – April 30)	3,750	$7.85	–	$–
Month #2 (May 1 – May 31)	4,351	10.21	–	–
Month #3 (June 1 – June 30)	–	–	–	–
Total	8,101	$9.12	–	$–

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
2.1*

Asset Purchase Agreement dated as of June 30, 2017 by and between Kindred Healthcare Operating, Inc. and BM Eagle Holdings, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on July 3, 2017 (Comm. File No. 001-14057)).

10.1	Kindred Stock Incentive Plan, Amended and Restated (incorporated by reference to Annex A to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 4, 2017 (Comm. File No. 001-14057)).

10.2

Kindred Healthcare, Inc. Equity Plan for Non-Employee Directors, Amended and Restated (incorporated by reference to Annex B to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 4, 2017 (Comm. File No. 001-14057)).

31**	Rule 13a-14(a)/15d-14(a) Certifications.

32**	Section 1350 Certifications.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*	The Company will furnish supplementally to the SEC upon request a copy of any omitted exhibit or schedule.
**	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KINDRED HEALTHCARE, INC.
Date: August 9, 2017	/S/ Benjamin A. Breier
Benjamin A. Breier
President and Chief Executive Officer
Date: August 9, 2017	/S/ Stephen D. Farber
Stephen D. Farber
Executive Vice President, Chief Financial Officer