Form 10-Q
period 2017-09-30
KINDRED HEALTHCARE, INC
filed 2017-11-06
CIK 1060009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at October 31, 2017
Common stock, $0.25 par value	86,932,592 shares

1 of 84

KINDRED HEALTHCARE, INC.

FORM 10-Q

INDEX

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited):
	Condensed Consolidated Statement of Operations – for the three months ended September 30, 2017 and 2016 and for the nine months ended September 30, 2017 and 2016	3
	Condensed Consolidated Statement of Comprehensive Loss – for the three months ended September 30, 2017 and 2016 and for the nine months ended September 30, 2017 and 2016	4
	Condensed Consolidated Balance Sheet – September 30, 2017 and December 31, 2016	5
	Condensed Consolidated Statement of Cash Flows – for the three months ended September 30, 2017 and 2016 and for the nine months ended September 30, 2017 and 2016	6
	Notes to Condensed Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	48
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	80
Item 4.	Controls and Procedures	81
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	82
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	82
Item 6.	Exhibits	83

KINDRED HEALTHCARE, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenues	$1,477,141	$1,563,276	$4,550,841	$4,774,813
Salaries, wages and benefits	830,558	867,611	2,504,074	2,546,031
Supplies	73,344	85,469	231,229	263,679
Building rent	64,422	66,946	193,939	199,956
Equipment rent	8,537	9,911	26,285	31,280
Other operating expenses	155,949	167,453	496,934	500,787
General and administrative expenses (exclusive of depreciation and amortization expense included below)	258,834	262,051	800,493	848,945
Other income	(638)	(341)	(2,895)	(2,679)
Litigation contingency expense	4,000	-	4,000	2,840
Impairment charges	-	297,276	136,303	311,195
Restructuring charges	16,500	81,463	31,556	84,213
Depreciation and amortization	24,808	32,995	80,279	99,747
Interest expense	61,146	59,856	181,275	175,398
Investment income	(705)	(1,797)	(3,442)	(2,519)
	1,496,755	1,928,893	4,680,030	5,058,873
Loss from continuing operations before income taxes	(19,614)	(365,617)	(129,189)	(284,060)
Provision (benefit) for income taxes	(1,225)	283,630	(15,107)	314,106
Loss from continuing operations	(18,389)	(649,247)	(114,082)	(598,166)
Discontinued operations, net of income taxes:
Loss from operations	(13,612)	(22,060)	(1,871)	(10,489)
Gain (loss) on divestiture of operations	(49,663)	-	(349,868)	179
Loss from discontinued operations	(63,275)	(22,060)	(351,739)	(10,310)
Net loss	(81,664)	(671,307)	(465,821)	(608,476)
Earnings attributable to noncontrolling interests:
Continuing operations	(10,960)	(9,574)	(32,234)	(26,272)
Discontinued operations	(3,162)	(4,732)	(12,597)	(14,075)
	(14,122)	(14,306)	(44,831)	(40,347)
Loss attributable to Kindred	$(95,786)	$(685,613)	$(510,652)	$(648,823)
Amounts attributable to Kindred stockholders:
Loss from continuing operations	$(29,349)	$(658,821)	$(146,316)	$(624,438)
Loss from discontinued operations	(66,437)	(26,792)	(364,336)	(24,385)
Net loss	$(95,786)	$(685,613)	$(510,652)	$(648,823)
Loss per common share:
Basic:
Loss from continuing operations	$(0.33)	$(7.58)	$(1.67)	$(7.20)
Discontinued operations:
Loss from operations	(0.19)	(0.31)	(0.17)	(0.28)
Gain (loss) on divestiture of operations	(0.57)	-	(4.00)	-
Loss from discontinued operations	(0.76)	(0.31)	(4.17)	(0.28)
Net loss	$(1.09)	$(7.89)	$(5.84)	$(7.48)

Diluted:
Loss from continuing operations	$(0.33)	$(7.58)	$(1.67)	$(7.20)
Discontinued operations:
Loss from operations	(0.19)	(0.31)	(0.17)	(0.28)
Gain (loss) on divestiture of operations	(0.57)	-	(4.00)	-
Loss from discontinued operations	(0.76)	(0.31)	(4.17)	(0.28)
Net loss	$(1.09)	$(7.89)	$(5.84)	$(7.48)
Shares used in computing loss per common share:
Basic	87,597	86,869	87,398	86,766
Diluted	87,597	86,869	87,398	86,766
Cash dividends declared and paid per common share	$-	$0.12	$0.12	$0.36

See accompanying notes.

KINDRED HEALTHCARE, INC.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Net loss	$(81,664)	$(671,307)	$(465,821)	$(608,476)
Other comprehensive income (loss):
Available-for-sale securities (Note 12):
Change in unrealized investment gains	44	278	1,453	1,461
Reclassification of gains realized in net loss	(45)	(1,333)	(1,700)	(1,202)
Net change	(1)	(1,055)	(247)	259
Interest rate swaps (Note 1):
Change in unrealized gains (losses)	1,276	2,022	2,108	(3,761)
Reclassification of (gains) losses realized in net loss, net of payments	(182)	18	(505)	411
Net change	1,094	2,040	1,603	(3,350)
Income tax (expense) benefit related to items of other comprehensive income (loss)	-	(427)	-	1,389
Other comprehensive income (loss)	1,093	558	1,356	(1,702)
Comprehensive loss	(80,571)	(670,749)	(464,465)	(610,178)
Earnings attributable to noncontrolling interests	(14,122)	(14,306)	(44,831)	(40,347)
Comprehensive loss attributable to Kindred	$(94,693)	$(685,055)	$(509,296)	$(650,525)

See accompanying notes.

KINDRED HEALTHCARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

(In thousands, except per share amounts)

	September 30,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$130,364	$137,061
Insurance subsidiary investments	98,079	108,966
Accounts receivable less allowance for loss of $103,997 ─ September 30, 2017 and $71,070 ─ December 31, 2016	1,218,200	1,172,078
Inventories	21,491	22,438
Income taxes	4,983	10,067
Assets held for sale	79,051	289,450
Other	66,463	63,693
	1,618,631	1,803,753

Property and equipment	1,686,504	1,531,598
Accumulated depreciation	(956,644)	(912,978)
	729,860	618,620

Goodwill	2,424,831	2,427,074
Intangible assets less accumulated amortization of $79,276 ─ September 30, 2017 and $101,612 ─ December 31, 2016	612,277	770,108
Insurance subsidiary investments	184,417	204,929
Other	301,735	288,240
Total assets (a)	$5,871,751	$6,112,724
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$176,353	$203,925
Salaries, wages and other compensation	370,213	397,486
Due to third party payors	48,791	41,320
Professional liability risks	55,668	65,284
Accrued lease termination fees	109,113	5,224
Other accrued liabilities	264,957	264,512
Long-term debt due within one year	18,247	27,977
	1,043,342	1,005,728

Long-term debt	3,302,936	3,215,062
Professional liability risks	315,322	295,311
Deferred tax liabilities	182,065	201,808
Deferred credits and other liabilities	497,436	353,294

Commitments and contingencies (Note 14)

Equity:
Stockholders' equity:
Common stock, $0.25 par value; authorized 175,000 shares; issued 86,980 shares ─ September 30, 2017 and 85,166 shares ─ December 31, 2016	21,745	21,291
Capital in excess of par value	1,710,480	1,710,231
Accumulated other comprehensive income	2,929	1,573
Accumulated deficit	(1,431,196)	(920,544)
	303,958	812,551
Noncontrolling interests	226,692	228,970
Total equity	530,650	1,041,521
Total liabilities (a) and equity	$5,871,751	$6,112,724

(a)

The Company’s consolidated assets as of September 30, 2017 and December 31, 2016 include total assets of variable interest entities of $404.2 million and $394.1 million, respectively, which can only be used to settle the obligations of the variable interest entities. The Company’s consolidated liabilities as of September 30, 2017 and December 31, 2016 include total liabilities of variable interest entities of $41.8 million and $38.9 million, respectively. See note 1 of the notes to unaudited condensed consolidated financial statements.

See accompanying notes.

KINDRED HEALTHCARE, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(In thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Cash flows from operating activities:
Net loss	$(81,664)	$(671,307)	$(465,821)	$(608,476)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense	22,696	34,914	79,001	103,306
Amortization of intangible assets	2,889	5,468	11,909	18,251
Amortization of stock-based compensation costs	5,329	3,015	13,316	13,058
Amortization of deferred financing costs	4,363	3,987	12,847	11,262
Payment of capitalized lender fees related to debt amendment	-	(42)	(5,403)	(7,375)
Provision for doubtful accounts	10,327	10,009	57,511	30,955
Deferred income taxes	(3,788)	279,172	(19,608)	308,470
Impairment charges	-	324,289	137,572	338,208
(Gain) loss on divestiture of discontinued operations	49,663	-	349,868	(179)
Other	9,299	6,303	16,111	7,262
Change in operating assets and liabilities:
Accounts receivable	(3,976)	(42,832)	(103,199)	(143,953)
Inventories and other assets	(6,999)	11,871	(9,517)	(3,522)
Accounts payable	(3,903)	11,995	(26,213)	24,451
Income taxes	2,369	1,615	6,718	2,468
Due to third party payors	20,614	24,809	7,471	20,317
Other accrued liabilities	(18,738)	33,101	(54,051)	(73,268)
Net cash provided by operating activities	8,481	36,367	8,512	41,235
Cash flows from investing activities:
Routine capital expenditures	(16,463)	(21,873)	(45,800)	(68,703)
Development capital expenditures	(6,415)	(8,386)	(17,711)	(27,112)
Acquisitions, net of cash acquired	-	(49,329)	(6,650)	(77,040)
Acquisition deposits	-	-	-	18,489
Sale of assets	5,494	3,739	5,494	4,962
Purchase of insurance subsidiary investments	(18,047)	(22,427)	(108,655)	(75,422)
Sale of insurance subsidiary investments	50,087	31,875	117,863	78,478
Net change in insurance subsidiary cash and cash equivalents	(10,053)	(14,680)	23,472	8,479
Net change in other investments	5,088	51	4,844	(33,347)
Other	(81)	(150)	(35)	(1,277)
Net cash provided by (used in) investing activities	9,610	(81,180)	(27,178)	(172,493)
Cash flows from financing activities:
Proceeds from borrowings under revolving credit	426,700	489,200	1,214,300	1,267,200
Repayment of borrowings under revolving credit	(427,300)	(388,100)	(1,120,600)	(1,215,800)
Proceeds from issuance of term loan, net of discount	-	-	-	198,100
Proceeds from other long-term debt	-	-	-	750
Repayment of term loan	(3,508)	(3,508)	(10,525)	(10,019)
Repayment of other long-term debt	(217)	(276)	(840)	(826)
Payment of deferred financing costs	(170)	(50)	(299)	(342)
Issuance of common stock in connection with employee benefit plans	-	-	32	-
Payment of dividend for mandatory redeemable preferred stock	(3,120)	(2,904)	(9,195)	(8,558)
Dividends paid	-	(10,224)	(10,228)	(30,517)
Contributions made by noncontrolling interests	-	4,993	113	11,261
Distributions to noncontrolling interests	(10,071)	(4,694)	(48,372)	(35,240)
Purchase of noncontrolling interests	-	-	-	(1,000)
Payroll tax payments for equity awards issuance	(88)	(250)	(2,417)	(3,079)
Net cash provided by (used in) financing activities	(17,774)	84,187	11,969	171,930
Change in cash and cash equivalents	317	39,374	(6,697)	40,672
Cash and cash equivalents at beginning of period	130,047	100,056	137,061	98,758
Cash and cash equivalents at end of period	$130,364	$139,430	$130,364	$139,430
Supplemental information:
Interest payments	$76,085	$73,755	$186,075	$181,227
Income tax payments (refunds)	263	1,075	(2,054)	2,184
Non-cash contributions made by noncontrolling interests	-	-	1,150	2,800
Non-cash investing activities (see Note 4):
Net sale proceeds from the SNF Divestiture (as defined) placed in third party escrow	500,572	-	500,572	-
Payments from third party escrow funds to landlords related to the SNF Divestiture	(500,572)	-	(500,572)	-

See accompanying notes.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

Business

Kindred Healthcare, Inc. is a healthcare services company that through its subsidiaries operates a home health, hospice and community care business, transitional care (“TC”) hospitals, inpatient rehabilitation hospitals (“IRFs”), and a contract rehabilitation services business across the United States (collectively, the “Company” or “Kindred”). At September 30, 2017, the Company’s Kindred at Home division primarily provided home health, hospice, and community care services from 609 sites of service in 40 states. The Company’s hospital division operated 77 TC hospitals (certified as long-term acute care (“LTAC”) hospitals under the Medicare program) in 18 states. The Company’s Kindred Rehabilitation Services division operated 19 IRFs and 101 hospital-based acute rehabilitation units (“ARUs”) (certified as IRFs), and provided rehabilitation services primarily in hospitals and long-term care settings in 45 states.

Discontinued operations

The Company has completed several transactions related to the divestiture of unprofitable hospitals and nursing centers to improve its future operating results. The Company is also currently in the process of completing the SNF Divestiture (as defined and described more fully in Note 4). For accounting purposes, the operating results of these businesses and the gains or losses associated with these transactions were classified as discontinued operations in the accompanying unaudited condensed consolidated statement of operations for all periods presented in accordance with the authoritative guidance in effect through December 31, 2014. Effective January 1, 2015, the authoritative guidance modified the requirements for reporting discontinued operations. A disposal is now required to be reported in discontinued operations only if the disposal represents a strategic shift that has (or will have) a major effect on the Company’s operations and financial results. See Notes 4 and 5.

Recently issued accounting requirements

In August 2017, the Financial Accounting Standards Board (the “FASB”) issued authoritative guidance with the objective of improving the financial reporting of hedging relationships under United States generally accepted accounting principles (“GAAP”) to better portray economic results and to simplify the application of the current hedge accounting guidance. The new guidance is effective for annual and interim periods beginning after December 15, 2018 and early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s business, financial position, results of operations or liquidity.

In May 2017, the FASB issued authoritative guidance to provide clarity and reduce diversity in practice when accounting for changes to terms or conditions of a share-based payment award. The new guidance is effective for annual and interim periods beginning after December 15, 2017 and early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s business, financial position, results of operations or liquidity.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION (Continued)

Recently issued accounting requirements (Continued)

In August 2016, the FASB issued authoritative guidance to eliminate diversity in practice related to the cash flow statement classification of eight specific cash flow issues, which include debt prepayment or extinguishment costs, maturity of a zero coupon bond, settlement of contingent consideration liabilities after a business combination, proceeds from insurance settlements and distribution from certain equity method investees. The new guidance is effective for annual and interim periods beginning after December 15, 2017 and early adoption is permitted. The Company is still evaluating this standard and will continue to assess it.

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

In February 2016, the FASB issued amended authoritative guidance on accounting for leases. The new provisions require that a lessee of operating leases recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. The lease liability will be equal to the present value of lease payments, with the right-of-use asset based upon the lease liability. The classification criteria for distinguishing between finance (or capital) leases and operating leases are substantially similar to the previous lease guidance, but with no explicit bright lines. As such, operating leases will result in straight-line rent expense similar to current practice. For short-term leases (term of 12 months or less), a lessee is permitted to make an accounting election not to recognize lease assets and lease liabilities, which would generally result in lease expense being recognized on a straight-line basis over the lease term. The guidance is effective for annual and interim periods beginning after December 15, 2018, and will require application of the new guidance at the beginning of the earliest comparable period presented. The Company will not elect early adoption and will apply the modified retrospective approach as required. The adoption of this standard is expected to have a material impact on the Company’s financial position. The Company does not expect an impact on its business, results of operations or liquidity.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION (Continued)

Recently issued accounting requirements (Continued)

The Company will not elect early adoption but will apply the modified retrospective approach upon the required effective date. Based upon the Company’s assessment of the new guidance, it anticipates an opening balance sheet adjustment to reduce 2017 retained earnings in the range of $7 million to $10 million, which primarily relates to recognizing contractual adjustments to revenues earlier due primarily to variable considerations arising from its private payor portfolio. In addition, the Company anticipates a reclassification of bad debt expense to revenue contractual allowance in the range of $9 million to $12 million as a result of the provisions of the new standard in 2018. Management will continue to evaluate and review its estimates of the anticipated impact that the new guidance will have on its revenue recognition policies, procedures, financial position, results of operations, financial disclosures and control policies through December 31, 2017.

Equity

The following table sets forth the changes in equity attributable to noncontrolling interests and equity attributable to Kindred stockholders for the nine months ended September 30, 2017 and 2016 (in thousands):

For the nine months ended September 30, 2017	Amounts attributable to Kindred stockholders	Noncontrolling interests	Total equity
Balance at December 31, 2016	$812,551	$228,970	$1,041,521
Comprehensive income (loss):
Net income (loss)	(510,652)	44,831	(465,821)
Other comprehensive income	1,356	-	1,356
	(509,296)	44,831	(464,465)
Issuance of common stock in connection with employee benefit plans	32	-	32
Shares tendered by employees for statutory tax withholdings upon issuance of common stock	(2,417)	-	(2,417)
Amortization of stock-based compensation	13,316	-	13,316
Dividends paid	(10,228)	-	(10,228)
Distributions to noncontrolling interests	-	(48,372)	(48,372)
Contributions made by noncontrolling interests (cash and non-cash)	-	1,263	1,263
Balance at September 30, 2017	$303,958	$226,692	$530,650

For the nine months ended September 30, 2016
Balance at December 31, 2015	$1,499,854	$206,193	$1,706,047
Comprehensive income (loss):
Net income (loss)	(648,823)	40,347	(608,476)
Other comprehensive loss	(1,702)	-	(1,702)
	(650,525)	40,347	(610,178)
Shares tendered by employees for statutory tax withholdings upon issuance of common stock	(3,079)	-	(3,079)
Income tax benefit in connection with the issuance of common stock under employee benefit plans	434	-	434
Amortization of stock-based compensation	13,058	-	13,058
Dividends paid	(30,517)	-	(30,517)
Contributions made by noncontrolling interests (cash and non-cash)	-	14,061	14,061
Distributions to noncontrolling interests	-	(35,240)	(35,240)
Purchase of noncontrolling interests	(234)	(2,158)	(2,392)
Balance at September 30, 2016	$828,991	$223,203	$1,052,194

Property and equipment

Beginning April 1, 2017, the Company changed the estimated useful life of certain information technology equipment and software based upon a detailed review of actual utilization. Following the acquisition of Gentiva (as defined in Note 6), the Company made significant investments in information technology and software. The actual usage and longevity of these assets supports longer lives than previously estimated. The change in estimate extended the expected useful life by one to two years depending on the asset category and has been accounted for prospectively. The impact from this change in accounting estimate was a decrease to loss from continuing operations before income taxes of approximately $3.2 million ($1.9 million net of income taxes) in the third quarter of 2017 and $7.1 million ($4.3 million net of income taxes) for the nine months ended September 30, 2017.

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

The interest rate swaps were assessed for hedge effectiveness for accounting purposes and the Company determined the interest rate swaps qualify for cash flow hedge accounting at September 30, 2017. The Company records the effective portion of the gain or loss on these derivative financial instruments in accumulated other comprehensive income (loss) as a component of stockholders’ equity and records the ineffective portion of the gain or loss on these derivative financial instruments as interest expense. For the three months and nine months ended September 30, 2017 and 2016, there was no ineffectiveness related to the interest rate swaps.

The aggregate fair value of the interest rate swaps recorded in other accrued liabilities was $0.6 million and $2.7 million at September 30, 2017 and December 31, 2016, respectively.

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

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION (Continued)

Variable interest entities (Continued)

The carrying amounts and classifications of the assets and liabilities of the consolidated VIEs are as follows (in thousands):

	September 30,	December 31,
	2017	2016
Assets:
Current assets:
Cash and cash equivalents	$40,848	$41,681
Accounts receivable, net	46,703	33,996
Inventories	1,633	1,641
Other	3,624	2,824
	92,808	80,142
Property and equipment, net	14,771	16,736
Goodwill	275,375	275,375
Intangible assets, net	21,211	21,839
Other	10	15
Total assets	$404,175	$394,107
Liabilities:
Current liabilities:
Accounts payable	$24,354	$23,345
Salaries, wages and other compensation	2,516	3,160
Other accrued liabilities	4,903	3,046
Long-term debt due within one year	1,037	1,571
	32,810	31,122
Long-term debt	149	455
Deferred credits and other liabilities	8,815	7,357
Total liabilities	$41,774	$38,934

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

During the nine months ended September 30, 2017, the Company acquired three home health businesses for $6.7 million in cash.

During the third quarter of 2016, the Company acquired home health operations from the Arkansas Department of Health, which included licenses to provide home health, hospice and personal care services throughout the state of Arkansas, for approximately $39 million. In addition, the Company also acquired two certificates of need, one for home health and one for hospice, and an IRF Medicare license for $4.3 million, in aggregate.

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

NOTE 3 – IMPAIRMENT CHARGES

During the nine months ended September 30, 2017, the Company recorded asset impairment charges of $134.6 million related to the previously acquired RehabCare trade name ($97.4 million) and customer relationship intangible asset ($37.2 million) due to the expected loss of affiliated contracts related to the SNF Divestiture (as defined in Note 4) and cancellation of non-affiliated contracts. The fair value of the trade name was measured using Level 3 inputs, such as projected revenues and royalty rate. The fair value of the customer relationship intangible asset was measured using Level 3 inputs, such as discounted projected future operating cash flows.

During the nine months ended September 30, 2017, the Company also recorded asset impairment charges of $1.3 million related to a hospital certificate of need ($0.7 million) and a Medicare certification for an IRF ($0.6 million) after completing the annual indefinite-lived intangible assets impairment review at May 1, 2017. The fair value of the certificate of need was measured using Level 3 inputs, such as operating cash flows. The fair value of the Medicare certification was measured using a pending offer, a Level 3 input.

In addition, during the nine months ended September 30, 2017, the Company recorded an asset impairment charge of $0.4 million related to a valuation adjustment for a building within the Kindred at Home division. The fair value of the building was measured using Level 3 inputs, primarily replacement cost.

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

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 3 – IMPAIRMENT CHARGES (Continued)

The goodwill impairment test involved a two-step process. The first step was a comparison of the reporting unit’s fair value to its carrying value. To determine the fair value of the hospital division reporting unit, the Company used a combination of an income approach and a market approach to calculate the fair value of the reporting unit. The discounted cash flow that served as the primary basis for the income approach was based upon the hospital division’s financial forecast of revenue, gross profit margins, operating costs and cash flows. As a result of the Hospital Division Triggering Event, the Company concluded that the carrying value of the hospital division reporting unit exceeded its estimated fair value. The second step of the test was then performed to measure the impairment loss, a process which compared the implied fair value of goodwill to the implied fair value for the reporting unit. The Company determined that a goodwill impairment charge aggregating $261.1 million was necessary during the third quarter of 2016. The Company also assessed the recoverability of the hospital division intangible assets and property and equipment and concluded a property and equipment impairment charge of $3.2 million was necessary during the third quarter of 2016. The fair value of the assets was measured using Level 3 inputs such as operating cash flows, market data and replacement cost factoring in depreciation, economic obsolescence and inflation trends. The impairment charges did not impact the Company’s cash flows or liquidity.

During the third quarter of 2016, the Hospitals met assets held for sale criteria and were subsequently sold to Curahealth on October 1, 2016. The Company recorded impairment charges in connection with the sale aggregating $33.0 million, of which $19.7 million was related to property and equipment, and $13.3 million was related to goodwill and other intangible assets. The fair value of the assets was measured using a Level 3 input of the then pending offer. In addition, in the first quarter of 2016, the Company also recorded a property and equipment impairment charge of $7.8 million under the held and used accounting model related to the planned Curahealth Disposal. The fair value of property and equipment in the first quarter of 2016 was measured using Level 3 inputs, primarily replacement costs.

During the nine months ended September 30, 2016, the Company also recorded an impairment charge of $3.5 million related to certificates of need for two hospitals as part of the annual indefinite-lived intangible assets impairment review at May 1, 2016. The fair value of the certificates of need was measured using Level 3 inputs, such as operating cash flows.

In addition, during the nine months ended September 30, 2016, the Company recorded an asset impairment charge of $2.6 million related to the sale of a hospital division medical office building. The fair value of the property was measured using a Level 3 input of the then pending offer.

In assessing the carrying values of long-lived assets, the Company estimates future cash flows at the lowest level for which there are independent, identifiable cash flows. For this purpose, these cash flows are aggregated based upon the contractual agreements underlying the operation of the facility or group of facilities. Generally, an individual hospital is considered the lowest level for which there are independent, identifiable cash flows. However, to the extent that groups of facilities are leased under a master lease agreement in which the operations of a facility and compliance with the lease terms are interdependent upon other facilities in the agreement (including the Company’s ability to renew the lease or divest a particular property), the Company defines the group of facilities under a master lease agreement, or a renewal bundle in a master lease, as the lowest level for which there are independent, identifiable cash flows. Accordingly, the estimated cash flows of all facilities within a master lease agreement, or a renewal bundle in a master lease, are aggregated for purposes of evaluating the carrying values of long-lived assets.

Each of the impairment charges discussed above reflects the amount by which the carrying value of the assets exceeded its estimated fair value at each impairment date.

All of the above mentioned charges are included in the impairment charges line on the statement of operations for all periods.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 4 – DIVESTITURES

Skilled nursing facility business exit

On June 30, 2017, the Company entered into a definitive agreement with BM Eagle Holdings, LLC, a joint venture led by affiliates of BlueMountain Capital Management, LLC (“BlueMountain”), under which the Company agreed to sell its skilled nursing facility business for $700 million in cash (the “SNF Divestiture”). The sale includes 89 nursing centers with 11,308 licensed beds and seven assisted living facilities with 380 licensed beds in 18 states. During the third quarter of 2017, the Company completed the sale of 54 of the skilled nursing facilities for $519.4 million. The sale proceeds were deposited with an escrow agent and after paying closing costs and applying repair credits, net cash proceeds totaled $501.6 million. The escrow agent directly paid $500.6 million of the net cash proceeds to Ventas, Inc. (“Ventas”) and another landlord. The remaining net cash proceeds of $1.0 million was directly paid to Kindred, which is reflected in the sale of assets in the investing activities in the accompanying unaudited condensed consolidated statement of cash flows. On October 1, 2017, the Company completed the sale of an additional 12 of the skilled nursing facilities and four of the assisted living facilities for $107.5 million.

As previously disclosed, 36 of the skilled nursing facilities (the “Ventas Properties”) were or continue to be leased from Ventas and the Company has an option to acquire the real estate of the Ventas Properties for aggregate consideration of $700 million. As the Company closes on the sale of the Ventas Properties, the Company will pay to Ventas the allocable portion of the $700 million purchase price for the Ventas Properties and Ventas will convey or has conveyed the real estate for the applicable Ventas Property to BlueMountain or its designee. The Company, through an escrow agent, has paid $488.1 million to Ventas for the Ventas Properties in connection with the closings that occurred during the third quarter of 2017. The Company, through an escrow agent, paid an additional $82.5 million to Ventas for the Ventas Properties in connection with the closings that occurred on October 1, 2017.

The completion of the remainder of the sales is subject to customary conditions to closing, including the receipt of all licensure, regulatory and other approvals. The Company expects that the remainder of the sales will occur in phases as regulatory and other approvals are received. The Company expects that nearly all of the closings will be completed by year end.

In accordance with authoritative guidance for assets held for sale and discontinued operations accounting, the skilled nursing facility business is reported as assets held for sale and was moved to discontinued operations for all periods presented.

During the third quarter of 2017, the Company recorded $51.3 million of pretax charges related to the SNF Divestiture, including a $2.7 million lease termination accrual, $23.8 million of transaction and other costs, a $17.9 million loss on sale-leaseback transaction, and $6.9 million of retention costs.

During the nine months ended September 30, 2017, the Company recorded $346.3 million of pretax charges related to the SNF Divestiture, including a $265.0 million lease termination accrual, $42.2 million of transaction and other costs, a $17.9 million loss on sale-leaseback transaction, and $21.2 million of retention costs.

In connection with the SNF Divestiture, the Company entered into an interim management agreement in the third quarter of 2017 with certain affiliates of BlueMountain in the state of California whereby the Company would lease its license of certain operations to such affiliates until licensure approval is obtained. Because the Company has continuing involvement in the business through purveying certain rights of ownership of the assets while under the interim management agreement and license sublease, the Company does not meet the requirements for a sale-leaseback transaction as described in ASC 840-40, Leases - Sale-Leaseback Transactions. Under the failed-sale-leaseback accounting model, the Company is deemed under GAAP to still own certain real estate assets sold to BlueMountain, which the Company must continue to reflect in its consolidated balance sheet and depreciate over the assets’ remaining useful life. The Company must also treat a portion of the pretax cash proceeds from the SNF Divestiture as though it were the result of a $140.8 million other long-term liability financing obligation in its accompanying unaudited condensed consolidated balance sheet, and must also defer a $17.9 million gain associated with some of these assets until continuing involvement ceases. The lease will terminate upon licensure approval, at which time the Company will cease to recognize the remaining other long-term liability financing obligation, as well as the remaining net book value of the real estate assets and will recognize the gain.

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

In June 2017, the Company entered into a definitive agreement regarding the SNF Divestiture. In connection with the SNF Divestiture, the results of operations of the skilled nursing facility business, which previously were reported in the nursing center division, and the gains or losses associated with the SNF Divestiture, have been classified as discontinued operations for all periods presented. In addition, direct overhead and the profits from applicable RehabCare contracts servicing the Company’s skilled nursing facility business were moved to discontinued operations for all periods presented. During the third quarter of 2017, the Company reclassified from discontinued operations to continuing operations for all periods presented historical profits from certain RehabCare contracts that were retained with new operators of divested skilled nursing facilities. The Company has reclassified certain retained businesses and expenses previously reported in the nursing center division to other business segments, including hospital-based sub-acute units and a skilled nursing facility to the hospital division and a small therapy business to the Kindred Hospital Rehabilitation Services operating segment for all periods presented. See Note 4.

During 2016, the nursing center division experienced a decline in financial performance as compared to projected results and in the third quarter of 2016, the Company determined it was more likely than not that it would dispose of its skilled nursing facility business. As a result, the Company tested the recoverability of its nursing center division intangible assets and property and equipment under the held and used accounting model. No goodwill existed on the nursing centers reporting unit’s balance sheet at September 30, 2016. The Company determined that a property and equipment impairment charge aggregating $21.7 million was necessary during the third quarter of 2016. The fair value of the assets was measured using Level 3 inputs, such as operating cash flows and replacement costs.

During the third quarter of 2016, the Company reviewed the long-lived assets related to the planned divestiture and pending offers for a nursing center held for sale and determined its property and equipment was impaired. As a result, the Company recorded an impairment charge of $5.3 million. The fair value of the assets was measured based upon the then pending offers, a Level 3 input. The impairment charge did not impact the Company’s cash flows or liquidity.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 5 – DISCONTINUED OPERATIONS (Continued)

The following table summarizes (in thousands) the SNF Divestiture liability activity (included in current liabilities) during the nine months ended September 30, 2017, which does not include non-cash charges of $0.9 million related to other costs:

	Retention	Transaction and other costs	Lease termination costs	Total
Liability balance at December 31, 2016	$3,920	$420	$12,777	$17,117
Expense	21,154	41,310	264,999	327,463
Payments	(10,419)	(30,626)	(171,788)	(212,833)
Liability balance at September 30, 2017	$14,655	$11,104	$105,988	$131,747

A summary of discontinued operations follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenues	$184,739	$256,105	$691,796	$780,832
Salaries, wages and benefits	79,495	95,149	268,079	286,927
Supplies	8,488	10,708	29,654	32,457
Building rent	16,538	20,125	57,507	60,585
Equipment rent	1,644	1,903	5,845	5,895
Other operating expenses	57,871	72,156	204,005	216,026
General and administrative expenses	33,660	45,764	117,006	138,256
Other income	(179)	(151)	(495)	(585)
Impairment charges	-	27,013	1,268	27,013
Restructuring charges	-	-	-	4,010
Depreciation and amortization	777	7,387	10,631	21,810
Interest expense	5	12	17	36
Investment income	(16)	(14)	(53)	(44)
	198,283	280,052	693,464	792,386
Loss from operations before income taxes	(13,544)	(23,947)	(1,668)	(11,554)
Provision (benefit) for income taxes	68	(1,887)	203	(1,065)
Loss from operations	(13,612)	(22,060)	(1,871)	(10,489)
Gain (loss) on divestiture of operations	(49,663)	-	(349,868)	179
Loss from discontinued operations	(63,275)	(22,060)	(351,739)	(10,310)
Earnings attributable to noncontrolling interests	(3,162)	(4,732)	(12,597)	(14,075)
Loss attributable to Kindred	$(66,437)	$(26,792)	$(364,336)	$(24,385)

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 5 – DISCONTINUED OPERATIONS (Continued)

The following table sets forth certain discontinued operating data by business segment (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenues:
Nursing center division	$184,307	$255,594	$690,387	$779,439
Hospital division	432	511	1,409	1,393
	$184,739	$256,105	$691,796	$780,832
Segment adjusted operating income:
Nursing center division	$4,909	$31,899	$71,622	$106,275
Hospital division	495	580	1,925	1,476
	$5,404	$32,479	$73,547	$107,751
Rent:
Nursing center division:
Building rent	$16,068	$19,657	$56,101	$59,190
Equipment rent	1,644	1,903	5,845	5,895
	17,712	21,560	61,946	65,085
Hospital division:
Building rent	470	468	1,406	1,395
Equipment rent	-	-	-	-
	470	468	1,406	1,395
Totals:
Building rent	16,538	20,125	57,507	60,585
Equipment rent	1,644	1,903	5,845	5,895
	$18,182	$22,028	$63,352	$66,480
Depreciation and amortization:
Nursing center division	$777	$7,387	$10,631	$21,810
Hospital division	-	-	-	-
	$777	$7,387	$10,631	$21,810

The following table sets forth a summary of assets held for sale related to the SNF Divestiture (in thousands):

	September 30,	December 31,
	2017	2016
Current assets:
Property and equipment, net	$58,456	$259,966
Intangible assets, net	13,844	20,127
Other	6,751	9,357
	79,051	289,450
Current liabilities (included in other accrued liabilities)	(9,250)	-
	$69,801	$289,450

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

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 6 – RESTRUCTURING CHARGES (Continued)

The following table sets forth the restructuring charges incurred by business segment (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Kindred at Home:
Home health	$1,024	$1,240	$7,869	$1,976
Hospice	202	541	4,246	1,203
	1,226	1,781	12,115	3,179
Hospital division	13,867	78,476	17,318	78,743
Kindred Rehabilitation Services:
Kindred Hospital Rehabilitation Services	-	128	-	128
RehabCare	-	586	-	586
	-	714	-	714
Support center	1,407	492	2,123	1,577
	$16,500	$81,463	$31,556	$84,213

Restructuring Activities:

LTAC Hospital Portfolio Repositioning 2017 Plan

During the third quarter of 2017, the Company approved phase two of the LTAC hospital portfolio repositioning plan that incorporated the closure and conversion of certain LTAC hospitals as part of its mitigation strategies in response to the new patient criteria for LTAC hospitals under the Pathway for SGR Reform Act of 2013 (the “LTAC Legislation”). The activities related to the LTAC hospital portfolio repositioning 2017 plan are expected to be substantially completed by the end of 2018.

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Lease termination costs	$564	$-	$564	$-
Severance	3,513	-	3,513	-
Asset write-offs	9,141	-	9,141	-
	$13,218	$-	$13,218	$-

The following table (in thousands) summarizes the Company’s LTAC hospital portfolio repositioning 2017 plan liability activity (included in current liabilities) during the nine months ended September 30, 2017, which does not include non-cash charges of $9.1 million related to asset write-offs:

Severance
Liability balance at December 31, 2016	$-
Expense	3,513
Payments	(2,280)
Liability balance at September 30, 2017	$1,233

LTAC Hospital Portfolio Repositioning 2016 Plan

During the first quarter of 2016, the Company approved the LTAC hospital portfolio repositioning 2016 plan that incorporated the divestiture, swap or closure of certain LTAC hospitals as part of its mitigation strategies to prepare for new patient criteria for LTAC hospitals under the LTAC Legislation. The activities related to the LTAC hospital portfolio repositioning 2016 plan were substantially completed during 2016.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 6 – RESTRUCTURING CHARGES (Continued)

Restructuring Activities (Continued):

LTAC Hospital Portfolio Repositioning 2016 Plan (Continued)

The composition of the restructuring charges that the Company has incurred for these activities is as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Lease termination costs	$649	$56,869	$2,813	$56,869
Facility closure costs and gain on disposal	-	955	232	(148)
Asset write-offs	-	19,257	1,055	19,257
Severance	-	1,395	-	2,765
Transaction costs	-	492	-	1,577
	$649	$78,968	$4,100	$80,320

The following table (in thousands) summarizes the Company’s LTAC hospital portfolio repositioning 2016 plan liability activity (included in accrued lease termination fees, and deferred credits and other liabilities) during the nine months ended September 30, 2017, which does not include non-cash charges of $1.1 million related to asset write-offs:

Lease termination costs
Liability balance at December 31, 2016	$40,649
Expense	2,813
Payments	(8,608)
Liability balance at September 30, 2017	$34,854

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

The composition of the restructuring costs that the Company has incurred for these activities is as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Lease termination costs	$700	$-	$1,470	$-
Asset write-offs	300	-	4,616	-
Severance	732	-	2,423	-
Gain on disposal	(718)	-	(718)	-
	$1,014	$-	$7,791	$-

The following table (in thousands) summarizes the related restructuring liability activity (included in current liabilities) during the nine months ended September 30, 2017, which does not include non-cash charges of $4.6 million related to asset write-offs:

	Lease termination costs	Severance	Total
Liability balance at December 31, 2016	$-	$-	$-
Expense	1,470	2,423	3,893
Payments	(301)	(2,224)	(2,525)
Other	-	39	39
Liability balance at September 30, 2017	$1,169	$238	$1,407

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 6 – RESTRUCTURING CHARGES (Continued)

Restructuring Activities (Continued):

Kindred at Home Branch Consolidations and Closures

During the first quarter of 2015, the Company approved and initiated branch consolidations and closures in specific markets to improve operations and cost efficiencies in the Kindred at Home division. The branch consolidations and closures included branches that served both the home health and hospice business segment operations. Gentiva Health Services, Inc. (“Gentiva”), a home health and hospice company acquired by the Company on February 2, 2015 (the “Gentiva Merger”), initiated similar branch consolidations and closures prior to the Gentiva Merger and these activities and acquired liabilities are included in the amounts below. These activities were substantially completed during 2016.

The composition of the restructuring costs that the Company has incurred for these consolidations and closures is as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Lease termination costs	$212	$1,781	$1,117	$2,494
Branch closure and other costs	-	-	-	145
Asset write-offs	-	-	2,599	540
Severance	-	-	608	-
	$212	$1,781	$4,324	$3,179

The following table (in thousands) summarizes the related restructuring liability activity (included in current liabilities) during the nine months ended September 30, 2017, which does not include non-cash charges of $2.6 million related to asset write-offs:

	Lease termination costs	Severance	Total
Liability balance at December 31, 2016	$3,060	$1,343	$4,403
Expense	1,117	608	1,725
Payments	(3,049)	(2,175)	(5,224)
Other	(135)	224	89
Liability balance at September 30, 2017	$993	$-	$993

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

A summary of revenues by payor type follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Medicare	$774,626	$848,269	$2,388,258	$2,621,960
Medicaid	106,119	110,228	323,195	317,328
Medicare Advantage	121,119	122,167	360,286	367,158
Medicaid Managed	49,662	42,061	150,853	120,107
Other	446,443	465,031	1,395,272	1,423,646
	1,497,969	1,587,756	4,617,864	4,850,199
Eliminations	(20,828)	(24,480)	(67,023)	(75,386)
	$1,477,141	$1,563,276	$4,550,841	$4,774,813

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 8 – LOSS PER SHARE AND DIVIDENDS

Loss per common share is based upon the weighted average number of common shares outstanding during the respective periods. Because the Company reported a loss from continuing operations attributable to the Company for both the three months ended September 30, 2017 and 2016, and for both the nine months ended September 30, 2017 and 2016, the diluted calculation of earnings per common share excludes the dilutive impact of stock options and the Company’s 172,500 tangible equity units (the “Units”) of 1.4 million for both the third quarter of 2017 and for the nine months ended September 30, 2017 and 1.7 million for both the third quarter of 2016 and for the nine months ended September 30, 2016. The Company follows the provisions of the authoritative guidance for determining whether instruments granted in share-based payment transactions are participating securities, which requires that unvested restricted stock that entitles the holder to receive nonforfeitable dividends before vesting be included as a participating security in the basic and diluted earnings per common share calculation pursuant to the two-class method. However, because the Company reported a loss from continuing operations attributable to the Company, there was no allocation to participating unvested restricted stockholders for all periods presented.

During the nine months ended September 30, 2017, the Company paid a cash dividend of $0.12 per common share on March 31, 2017. The Company’s Board of Directors elected to discontinue paying dividends on the Company’s common stock following the March 31, 2017 payment and instead redirected funds to repay debt and invest in growth.

During the nine months ended September 30, 2016, the Company paid a cash dividend of $0.12 per common share on September 2, 2016 (to shareholders of record as of the close of business on August 18, 2016), June 10, 2016 and April 1, 2016.

The Company made installment payments on the Units of $18.75 per Unit on September 1, 2017 (to holders of record as of close of business on August 15, 2017), June 1, 2017 and March 1, 2017. The Company made installment payments on the Units of $18.75 per Unit on September 1, 2016 and March 1, 2016, and $18.76 per Unit on June 1, 2016. Each Unit is composed of a prepaid stock purchase contract (a “Purchase Contract”) and one share of 7.25% Mandatory Redeemable Preferred Stock, Series A (the “Mandatory Redeemable Preferred Stock”) having a final preferred stock installment payment date of December 1, 2017 and an initial liquidation preference of $201.58 per share of Mandatory Redeemable Preferred Stock. To the extent that any Unit has been separated into its constituent Purchase Contract and its constituent share of Mandatory Redeemable Preferred Stock, the installment payment is payable only on the constituent share of Mandatory Redeemable Preferred Stock.

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

During the third quarter of 2017, the Company recorded a favorable settlement of $2.2 million related to certain RehabCare customer contracts for non-payment and related collection litigation (the “RehabCare Collection Litigation”). During the nine months ended September 30, 2017, the Company recorded a provision for doubtful accounts of $23.1 million related to the RehabCare Collection Litigation.

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

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 9 – BUSINESS SEGMENT DATA (Continued)

The following table sets forth certain data by business segment (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenues:
Kindred at Home:
Home health	$453,684	$449,958	$1,363,691	$1,318,549
Hospice	188,414	188,575	553,073	550,642
	642,098	638,533	1,916,764	1,869,191
Hospital division	503,138	588,943	1,600,593	1,888,447
Kindred Rehabilitation Services:
Kindred Hospital Rehabilitation Services	173,638	170,308	530,192	508,448
RehabCare	179,095	189,972	570,315	584,113
	352,733	360,280	1,100,507	1,092,561
	1,497,969	1,587,756	4,617,864	4,850,199
Eliminations:
Kindred Hospital Rehabilitation Services	(18,376)	(22,330)	(59,610)	(69,515)
RehabCare	(1,893)	(1,632)	(5,638)	(4,136)
Hospitals	(559)	(518)	(1,775)	(1,735)
	(20,828)	(24,480)	(67,023)	(75,386)
	$1,477,141	$1,563,276	$4,550,841	$4,774,813
Loss from continuing operations:
Segment adjusted operating income:
Kindred at Home:
Home health	$66,431	$75,073	$206,773	$218,044
Hospice	34,761	31,326	95,126	87,521
	101,192	106,399	301,899	305,565
Hospital division	61,455	83,940	246,473	347,866
Kindred Rehabilitation Services:
Kindred Hospital Rehabilitation Services	49,151	49,759	154,333	148,607
RehabCare	7,619	6,740	1,210	25,814
	56,770	56,499	155,543	174,421
Support center expenses	(60,323)	(62,823)	(182,909)	(203,289)
Litigation contingency expense	(4,000)	-	(4,000)	(2,840)
Impairment charges	-	(297,276)	(136,303)	(311,195)
Restructuring charges	(14,375)	(22,813)	(25,592)	(24,850)
Transaction costs	-	(2,982)	-	(6,513)
Building rent	(64,422)	(66,946)	(193,939)	(199,956)
Equipment rent	(8,537)	(9,911)	(26,285)	(31,280)
Restructuring charges - rent	(2,125)	(58,650)	(5,964)	(59,363)
Depreciation and amortization	(24,808)	(32,995)	(80,279)	(99,747)
Interest, net	(60,441)	(58,059)	(177,833)	(172,879)
Loss from continuing operations before income taxes	(19,614)	(365,617)	(129,189)	(284,060)
Provision (benefit) for income taxes	(1,225)	283,630	(15,107)	314,106
	$(18,389)	$(649,247)	$(114,082)	$(598,166)

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 9 – BUSINESS SEGMENT DATA (Continued)

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Rent:
Kindred at Home:
Home health:
Building	$7,993	$8,188	$24,218	$24,725
Equipment	251	284	831	1,005
	8,244	8,472	25,049	25,730
Hospice:
Building	4,139	4,264	12,513	12,794
Equipment	82	78	254	253
	4,221	4,342	12,767	13,047

Hospital division:
Building	43,193	45,173	130,126	134,627
Equipment	7,193	8,521	22,147	26,994
	50,386	53,694	152,273	161,621
Kindred Rehabilitation Services:
Kindred Hospital Rehabilitation Services:
Building	8,559	8,448	25,463	25,329
Equipment	399	404	1,155	1,182
	8,958	8,852	26,618	26,511
RehabCare:
Building	317	331	960	949
Equipment	585	594	1,816	1,748
	902	925	2,776	2,697

Support center:
Building	221	542	659	1,532
Equipment	27	30	82	98
	248	572	741	1,630
Totals:
Building	64,422	66,946	193,939	199,956
Equipment	8,537	9,911	26,285	31,280
	$72,959	$76,857	$220,224	$231,236
Depreciation and amortization:
Kindred at Home:
Home health	$2,662	$3,803	$8,281	$11,916
Hospice	946	1,563	3,333	4,688
	3,608	5,366	11,614	16,604
Hospital division	10,637	12,789	31,868	39,334
Kindred Rehabilitation Services:
Kindred Hospital Rehabilitation Services	3,808	3,576	11,206	10,629
RehabCare	338	2,011	3,779	5,983
	4,146	5,587	14,985	16,612
Support center	6,417	9,253	21,812	27,197
	$24,808	$32,995	$80,279	$99,747

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 9 – BUSINESS SEGMENT DATA (Continued)

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Capital expenditures, excluding acquisitions (including discontinued operations):
Kindred at Home:
Home health:
Routine	$1,105	$1,300	$3,209	$5,009
Development	-	-	-	-
	1,105	1,300	3,209	5,009
Hospice:
Routine	674	637	1,717	1,928
Development	-	-	-	-
	674	637	1,717	1,928
Hospital division:
Routine	3,325	5,649	10,325	17,499
Development	-	-	-	-
	3,325	5,649	10,325	17,499
Kindred Rehabilitation Services:
Kindred Hospital Rehabilitation Services:
Routine	621	380	2,264	1,058
Development	14	4,973	498	15,344
	635	5,353	2,762	16,402
RehabCare:
Routine	264	698	634	1,205
Development	-	-	-	-
	264	698	634	1,205
Support center:
Routine:
Information systems	8,511	7,031	21,620	24,744
Other	396	692	1,304	4,013
	8,907	7,723	22,924	28,757
Development	6,386	2,828	17,170	5,845
	15,293	10,551	40,094	34,602
Discontinued operations - nursing centers:
Routine	1,567	5,486	4,727	13,247
Development	15	585	43	5,923
	1,582	6,071	4,770	19,170
Totals:
Routine	16,463	21,873	45,800	68,703
Development	6,415	8,386	17,711	27,112
	$22,878	$30,259	$63,511	$95,815

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 9 – BUSINESS SEGMENT DATA (Continued)

	September 30,	December 31,
	2017	2016
Assets at end of period (including discontinued operations):
Kindred at Home:
Home health	$1,551,317	$1,540,370
Hospice	914,324	929,774
	2,465,641	2,470,144
Hospital division	1,274,200	1,232,541
Kindred Rehabilitation Services:
Kindred Hospital Rehabilitation Services	824,780	815,804
RehabCare	185,062	329,516
	1,009,842	1,145,320
Support center	777,347	795,415
Discontinued operations - nursing centers	344,721	469,304
	$5,871,751	$6,112,724
Goodwill:
Kindred at Home:
Home health	$917,239	$919,482
Hospice	646,329	646,329
	1,563,568	1,565,811
Hospital division	361,310	361,310
Kindred Rehabilitation Services:
Kindred Hospital Rehabilitation Services	499,953	499,953
RehabCare	-	-
	499,953	499,953
	$2,424,831	$2,427,074

NOTE 10 – INCOME TAXES

At each balance sheet date, management assesses all available positive and negative evidence to determine whether a valuation allowance is needed against its deferred tax assets. The authoritative guidance requires evidence related to events that have actually happened to be weighted more significantly than evidence that is projected or expected to happen. A significant piece of negative evidence according to this weighting standard is that there are cumulative losses in the two most recent years and the current year, which is the case for the Company at September 30, 2017 and December 31, 2016. The Company’s outlook of taxable income for 2016 changed in the third quarter of 2016 after the Company recorded $286.0 million of goodwill and property and equipment impairment charges and announced the planned SNF Divestiture and related expected loss on divestiture for tax purposes. Accordingly, a full valuation allowance was recorded at both September 30, 2017 and December 31, 2016. The amount of deferred tax asset considered realizable, however, could be adjusted if the weighting of the positive and negative evidence changes.

The Company has deferred tax liabilities related to tax amortization of acquired indefinite-lived intangible assets because these assets are not amortized for financial reporting purposes. The tax amortization in current and future years created a deferred tax liability which will reverse at the time of ultimate sale or book impairment. Due to the uncertain timing of this reversal, the temporary difference associated with indefinite-lived intangible assets cannot be considered a source of future taxable income for purposes of determining the valuation allowance. As such, this deferred tax liability cannot be used to offset the deferred tax asset related to the net deferred tax assets. The Company has a net deferred tax liability of $182.1 million and $201.8 million as of September 30, 2017 and December 31, 2016, respectively, representing indefinite-lived intangible assets.

The Company’s income tax benefit for the nine months ended September 30, 2017 is primarily driven by the RehabCare trade name impairment charge of $97.4 million recorded during the nine months ended September 30, 2017. The Company has a full valuation allowance on its net deferred tax assets with the exception of deferred tax liabilities related to indefinite-lived intangible assets. The impairment charge resulted in a reduction of those indefinite-lived intangible assets creating an income tax benefit. The income tax benefit for the nine months ended September 30, 2017 is limited to the forecasted income tax benefit for the full year of 2017.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 10 – INCOME TAXES (Continued)

The Company’s effective income tax rate was 6.2% and 77.6% in the third quarter of 2017 and 2016, respectively, and 11.7% and 110.6% for the nine months ended September 30, 2017 and 2016, respectively. The reduction in the effective income tax rate in both periods of 2017 was attributable to the impact of recording the initial full deferred tax asset valuation allowance of $366.5 million in the third quarter of 2016. The increase in the valuation allowance was $7.4 million in the third quarter of 2017 and $40.2 million for the nine months ended September 30, 2017, net of the tax benefit associated with the $97.4 million RehabCare trade name impairment charge for the nine months ended September 30, 2017 and tax amortization related to indefinite-lived intangible assets in both periods.

NOTE 11 – INSURANCE RISKS

The Company insures a substantial portion of its professional liability risks and workers compensation risks through its wholly owned limited purpose insurance subsidiary, Cornerstone Insurance Company (“Cornerstone”). Provisions for loss for these risks are based upon management’s best available information including actuarially determined estimates. Effective with the Gentiva Merger, the Company cancelled all policies issued by the Gentiva wholly owned limited purpose insurance subsidiary and insures all post-merger risks through Cornerstone.

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

The provision for loss for insurance risks, including the cost of coverage maintained with unaffiliated commercial reinsurance and insurance carriers, follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Professional liability:
Continuing operations	$12,735	$12,851	$37,302	$42,545
Discontinued operations	7,505	6,719	25,437	19,129
Workers compensation:
Continuing operations	$11,753	$14,209	$31,260	$39,225
Discontinued operations	2,770	2,746	5,425	6,060

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 11 – INSURANCE RISKS (Continued)

A summary of the assets and liabilities related to insurance risks included in the accompanying unaudited condensed consolidated balance sheet follows (in thousands):

	September 30, 2017			December 31, 2016
	Professional liability	Workers compensation	Total	Professional liability	Workers compensation		Total
Assets:
Current:
Insurance subsidiary investments	$55,194	$42,885	$98,079	$64,622	$44,344		$108,966
Reinsurance and other recoverables	7,697	1,623	9,320	7,912	1,488		9,400
Other	-	50	50	-	50		50
	62,891	44,558	107,449	72,534	45,882		118,416
Non-current:
Insurance subsidiary investments	98,481	85,936	184,417	97,223	107,706		204,929
Reinsurance and other recoverables	115,224	107,551	222,775	111,596	101,984		213,580
Deposits	4,216	19,497	23,713	4,202	22,979		27,181
Other	92	-	92	-	-		-
	218,013	212,984	430,997	213,021	232,669	`	445,690
	$280,904	$257,542	$538,446	$285,555	$278,551		$564,106
Liabilities:
Allowance for insurance risks:
Current	$55,668	$46,401	$102,069	$65,284	$48,237		$113,521
Non-current	315,322	219,771	535,093	295,311	216,971		512,282
	$370,990	$266,172	$637,162	$360,595	$265,208		$625,803

Provisions for loss for professional liability risks retained by Cornerstone have been discounted based upon actuarial estimates of claim payment patterns using a discount rate of 1%. The discount rate is based upon the risk-free interest rate for the respective year. Amounts equal to the discounted loss provision are funded annually. The Company does not fund the portion of professional liability risks related to estimated claims that have been incurred but not reported. Accordingly, these liabilities are not discounted. If the Company did not discount any of the allowances for professional liability risks, these balances would have approximated $373.7 million at September 30, 2017 and $363.2 million at December 31, 2016.

Provisions for loss for workers compensation risks retained by Cornerstone are not discounted and amounts equal to the loss provision are funded annually.

In the third quarter of 2017, as a result of improved underwriting results, the Company received a distribution of $30 million (the “September Distribution”) from Cornerstone and has received distributions totaling $38 million from Cornerstone for the nine months ended September 30, 2017. The September Distribution was used to repay a portion of the Company’s ABL Facility. These distributions were completed in accordance with applicable regulations and had no impact on earnings or cash flows from operations.

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

The cost for equities, amortized cost for debt securities and estimated fair value of the Company’s insurance subsidiary investments follows (in thousands):

	September 30, 2017				December 31, 2016
	Cost	Unrealized gains	Unrealized losses	Fair value	Cost	Unrealized gains	Unrealized losses	Fair value
Cash and cash equivalents (a)	$161,680	$-	$-	$161,680	$185,152	$-	$-	$185,152
Debt securities:
Corporate bonds	53,583	4	(74)	53,513	55,239	37	(100)	55,176
Debt securities issued by U.S. government agencies	20,013	-	(77)	19,936	18,344	7	(63)	18,288
U.S. Treasury notes	18,151	-	(50)	18,101	24,763	6	(42)	24,727
	91,747	4	(201)	91,550	98,346	50	(205)	98,191
Equities by industry:
Consumer	-	-	-	-	2,596	66	(150)	2,512
Technology	-	-	-	-	2,105	120	(23)	2,202
Financial services	-	-	-	-	1,641	213	(24)	1,830
Industrials	-	-	-	-	1,291	57	(19)	1,329
Healthcare	-	-	-	-	1,332	-	(86)	1,246
Other	-	-	-	-	6,530	109	(70)	6,569
	-	-	-	-	15,495	565	(372)	15,688
Certificates of deposit	9,264	3	(1)	9,266	14,850	14	-	14,864
Term deposit	20,000	-	-	20,000	-	-	-	-
	$282,691	$7	$(202)	$282,496	$313,843	$629	$(577)	$313,895

(a)	Includes $15.5 million and $14.8 million of money market funds at September 30, 2017 and December 31, 2016, respectively.

Since the Company’s insurance subsidiary investments are restricted for a limited purpose, they are classified in the accompanying unaudited condensed consolidated balance sheet based upon the expected current and long-term cash requirements of Cornerstone.

The Company’s investment policy governing insurance subsidiary investments precludes the investment portfolio managers from selling any security at a loss without prior authorization from the Company. The investment managers also limit the exposure to any one issue, issuer or type of investment. The Company intends, and has the ability, to hold insurance subsidiary investments for a long duration without the necessity of selling securities to fund the underwriting needs of Cornerstone. This ability to hold securities allows sufficient time for recovery of temporary declines in the par value of debt securities as of their stated maturity date.

The Company considered the severity and duration of its unrealized losses at September 30, 2017 for various investments held in its insurance subsidiary investment portfolio and determined that these unrealized losses were temporary and did not record any impairment losses related to these investments. The Company considered the severity and duration of its unrealized losses at September 30, 2016 and recognized pretax other-than-temporary-impairments of $0.2 million during the nine months ended September 30, 2016 for various investments held in its insurance subsidiary investment portfolio. These investments were determined to be impaired after considering the duration of the declines in values and the likelihood of near term price recovery of each investment. Because the Company considered the remaining unrealized losses at September 30, 2016 to be temporary, the Company did not record any additional impairment losses related to these investments.

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

ABL Facility

As used herein, “ABL Facility” means the Company’s $900 million asset-based loan revolving credit facility provided pursuant to the terms and provisions of that certain Fourth Amended and Restated ABL Credit Agreement dated as of June 14, 2016 among the Company, the lenders party thereto from time to time, and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, as amended on September 27, 2017. All obligations under the ABL Facility are fully and unconditionally guaranteed, subject to certain customary release provisions, by substantially all of the Company’s wholly owned, domestic material subsidiaries, as well as certain other subsidiaries as the Company may determine from time to time in its sole discretion.

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

On September 27, 2017, the Company entered into an amendment to the ABL Facility to update the provisions pertaining to letters of credit issued thereunder.

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
September 30, 2017
Recurring:
Assets:
Available-for-sale debt securities:
Corporate bonds	$-	$53,513	$-	$53,513	$-
Debt securities issued by U.S. government agencies	-	19,936	-	19,936	-
U.S. Treasury notes	18,101	-	-	18,101	-
	18,101	73,449	-	91,550	-
Money market funds	16,974	-	-	16,974	-
Term deposit	-	20,000	-	20,000
Certificates of deposit	-	9,266	-	9,266	-
Total available-for-sale investments	35,075	102,715	-	137,790	-
Deposits held in money market funds	300	4,216	-	4,516	-
	$35,375	$106,931	$-	$142,306	$-
Liabilities:
Contingent consideration liability	$-	$-	$(3,335)	$(3,335)	$-
Interest rate swaps	-	(609)	-	(609)	-
	$-	$(609)	$(3,335)	$(3,944)	$-
Non-recurring:
Assets:
Property and equipment	$-	$-	$1,100	$1,100	$(1,742)
Intangible assets	-	-	500	500	(135,829)
	$-	$-	$1,600	$1,600	$(137,571)
Liabilities	$-	$-	$-	$-	$-
December 31, 2016
Recurring:
Assets:
Available-for-sale debt securities:
Corporate bonds	$-	$55,176	$-	$55,176	$-
Debt securities issued by U.S. government agencies	-	18,288	-	18,288	-
U.S. Treasury notes	24,727	-	-	24,727	-
	24,727	73,464	-	98,191	-
Available-for-sale equity securities	15,688	-	-	15,688	-
Money market funds	16,472	-	-	16,472	-
Certificates of deposit	-	14,864	-	14,864	-
Total available-for-sale investments	56,887	88,328	-	145,215	-
Deposits held in money market funds	100	4,126	-	4,226	-
	$56,987	$92,454	$-	$149,441	$-
Liabilities:
Contingent consideration liability	$-	$-	$(4,943)	$(4,943)	$-
Interest rate swaps	-	(2,718)	-	(2,718)	-
	$-	$(2,718)	$(4,943)	$(7,661)	$-
Non-recurring:
Assets:
Property and equipment	$-	$-	$650,222	$650,222	$(31,029)
Goodwill	-	-	361,310	361,310	(261,129)
Intangible assets - Hospitals	-	-	641	641	(3,559)
Intangible assets - Kindred at Home	-	-	19,010	19,010	(3,534)
Hospitals available for sale	-	-	-	-	(43,308)
	$-	$-	$1,031,183	$1,031,183	$(342,559)
Liabilities	$-	$-	$-	$-	$-

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 15 – FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)

Recurring measurements

The Company’s available-for-sale investments held by Cornerstone consist of debt securities, money market funds, certificates of deposit and a term deposit. These available-for-sale investments and Cornerstone’s cash and cash equivalents of $146.2 million as of September 30, 2017 and $170.3 million as of December 31, 2016, classified as insurance subsidiary investments, are maintained for the payment of claims and expenses related to professional liability and workers compensation risks.

The Company also has available-for-sale investments totaling $1.5 million as of September 30, 2017 and $1.7 million as of December 31, 2016 related to a deferred compensation plan that is maintained for certain of the Company’s current and former employees.

The fair value of actively traded debt and money market funds is based upon quoted market prices and is generally classified as Level 1. The fair value of inactively traded debt securities, certificates of deposit and the term deposit is based upon either quoted market prices of similar securities or observable inputs such as interest rates using either a market or income valuation approach and is generally classified as Level 2. The Company’s investment advisors obtain and review pricing for each security. The Company is responsible for the determination of fair value and as such the Company reviews the pricing information from its advisors in determining reasonable estimates of fair value. Based upon the Company’s internal review procedures, there were no adjustments to the prices during the three months or nine months ended September 30, 2017 or September 30, 2016.

The Company’s deposits held in money market funds consist primarily of cash and cash equivalents held for the Company’s insurance programs and for general corporate purposes.

The Company acquired a contingent consideration liability in the Gentiva Merger from a prior acquisition by Gentiva with an initial estimated fair value of $7.9 million. The fair value is determined using a discounted cash flow approach utilizing Level 2 and Level 3 inputs which includes observable market discount rates, fixed payment schedules, and assumptions based on achieving certain predefined performance criteria. As of September 30, 2017, the fair value of the contingent consideration liability was $3.3 million. The change in fair value in the third quarter of 2017 was related to accrued interest included in interest expense in the accompanying unaudited condensed consolidated statement of operations. A one percent change in the discount rate used to calculate the accretion of the present value of the contingent consideration liability would have an impact on the fair value of approximately $0.1 million.

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

	September 30, 2017		December 31, 2016
(In thousands)	Carrying value	Fair value	Carrying value	Fair value
Cash and cash equivalents	$130,364	$130,364	$137,061	$137,061
Insurance subsidiary investments	282,496	282,496	313,895	313,895
Long-term debt, including amounts due within one year (excluding capital lease obligations totaling $0.4 million and $0.6 million at September 30, 2017 and December 31, 2016, respectively)	3,320,813	3,287,484	3,242,459	3,220,291

Non-recurring measurements

During the nine months ended September 30, 2017, the Company recorded asset impairment charges of $134.6 million related to the previously acquired RehabCare trade name ($97.4 million) and customer relationship intangible asset ($37.2 million) due to the expected loss of affiliated contracts related to the SNF Divestiture and cancellation of non-affiliated contracts. The fair value of the trade name was measured using Level 3 inputs, such as projected revenues and royalty rate. The fair value of the customer relationship intangible asset was measured using Level 3 inputs, such as discounted projected future operating cash flows.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 15 – FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)

Non-recurring measurements (Continued)

During the nine months ended September 30, 2017, the Company also recorded asset impairment charges of $1.3 million related to a hospital certificate of need ($0.7 million) and a Medicare certification for an IRF ($0.6 million) as part of the annual indefinite-lived intangible assets impairment review at May 1, 2017. The fair value of the certificate of need was measured using Level 3 inputs, such as operating cash flows. The fair value of the Medicare certification was measured using a pending offer, a Level 3 input.

In addition, during the nine months ended September 30, 2017, the Company recorded an asset impairment charge of $0.4 million related to a valuation adjustment for a building within the Kindred at Home division. The fair value of the building was measured using Level 3 inputs, primarily replacement cost.

During the nine months ended September 30, 2017, the Company recorded an asset impairment charge of $1.3 million related to the SNF Divestiture and is recorded in discontinued operations. The fair value of property and equipment was measured using Level 3 inputs, primarily replacement costs.

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

During the third quarter of 2016, the Company recorded impairment charges aggregating $33.0 million, comprised of $19.7 million related to property and equipment, and $13.3 million related to goodwill and other intangible assets. The fair value of the assets was measured using a Level 3 input of the pending offer from Curahealth. In addition, during the nine months ended September 30, 2016, the Company recorded asset impairment charges of $7.8 million related to the Curahealth Disposal. The fair value of property and equipment was measured using Level 3 inputs, primarily replacement costs.

During the third quarter of 2016, the Company reviewed the long-lived assets related to the decline in financial performance of its nursing center division. After determining it was more likely than not that the Company would dispose of its skilled nursing facility business, the Company determined that its property and equipment was impaired. As a result, the Company recorded an impairment charge of $21.7 million and is recorded in discontinued operations. The fair value of the assets was measured using Level 3 inputs, such as operating cash flows and replacement costs.

During the third quarter of 2016, the Company reviewed the long-lived assets related to the planned divestiture and pending offers for a nursing center held for sale and determined its property and equipment was impaired. As a result, the Company recorded an impairment charge of $5.3 million and is recorded in discontinued operations. The fair value of the assets was measured based upon pending offers, a Level 3 input.

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

The following unaudited condensed consolidating financial data present the financial position of the parent company/issuer, the guarantor subsidiaries and the non-guarantor subsidiaries as of September 30, 2017 and December 31, 2016, and the respective results of operations and cash flows for the three months and nine months ended September 30, 2017 and September 30, 2016.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 16 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)

	Three months ended September 30, 2017
(In thousands)	Parent company/ issuer	Guarantor subsidiaries	Non-guarantor subsidiaries	Consolidating and eliminating adjustments	Consolidated
Revenues	$-	$1,308,785	$193,957	$(25,601)	$1,477,141
Salaries, wages and benefits	-	760,010	70,548	-	830,558
Supplies	-	63,899	9,445	-	73,344
Building rent	-	51,529	12,893	-	64,422
Equipment rent	-	7,375	1,162	-	8,537
Other operating expenses	-	142,003	13,946	-	155,949
General and administrative expenses	-	236,067	48,368	(25,601)	258,834
Other (income) expense	-	321	(959)	-	(638)
Litigation contingency expense	-	4,000	-	-	4,000
Restructuring charges	-	15,914	586	-	16,500
Depreciation and amortization	-	22,641	2,167	-	24,808
Management fees	-	(2,655)	2,655	-	-
Intercompany interest (income) expense from affiliates	(64,290)	59,147	5,143	-	-
Interest expense (income)	61,502	(368)	12	-	61,146
Investment income	-	(58)	(647)	-	(705)
Equity in net loss of consolidating affiliates	98,574	-	-	(98,574)	-
	95,786	1,359,825	165,319	(124,175)	1,496,755
Income (loss) from continuing operations before income taxes	(95,786)	(51,040)	28,638	98,574	(19,614)
Provision (benefit) for income taxes	-	(5,091)	3,866	-	(1,225)
Income (loss) from continuing operations	(95,786)	(45,949)	24,772	98,574	(18,389)
Discontinued operations, net of income taxes:
Income (loss) from operations	-	(16,769)	3,157	-	(13,612)
Loss on divestiture of operations	-	(49,663)	-	-	(49,663)
Income (loss) from discontinued operations	-	(66,432)	3,157	-	(63,275)
Net income (loss)	(95,786)	(112,381)	27,929	98,574	(81,664)
Earnings attributable to noncontrolling interests:
Continuing operations	-	-	(10,960)	-	(10,960)
Discontinued operations	-	-	(3,162)	-	(3,162)
	-	-	(14,122)	-	(14,122)
Income (loss) attributable to Kindred	$(95,786)	$(112,381)	$13,807	$98,574	$(95,786)
Comprehensive income (loss)	$(94,693)	$(112,381)	$27,928	$98,575	$(80,571)
Comprehensive income (loss) attributable to Kindred	$(94,693)	$(112,381)	$13,806	$98,575	$(94,693)

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 16 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) (Continued)

	Three months ended September 30, 2016
(In thousands)	Parent company/ issuer	Guarantor subsidiaries	Non-guarantor subsidiaries	Consolidating and eliminating adjustments	Consolidated
Revenues	$-	$1,396,922	$191,882	$(25,528)	$1,563,276
Salaries, wages and benefits	-	805,372	62,239	-	867,611
Supplies	-	74,813	10,656	-	85,469
Building rent	-	53,247	13,699		66,946
Equipment rent	-	8,494	1,417	-	9,911
Other operating expenses	-	152,868	14,585	-	167,453
General and administrative expenses	-	224,458	63,121	(25,528)	262,051
Other (income) expense	-	350	(691)	-	(341)
Impairment charges	-	175,604	121,672	-	297,276
Restructuring charges	-	80,268	1,195	-	81,463
Depreciation and amortization	-	30,881	2,114	-	32,995
Management fees	-	(2,277)	2,277	-	-
Intercompany interest (income) expense from affiliates	(56,169)	44,525	11,644	-	-
Interest expense (income)	59,859	(23)	20	-	59,856
Investment income	-	(83)	(1,714)	-	(1,797)
Equity in net loss of consolidating affiliates	683,376	-	-	(683,376)	-
	687,066	1,648,497	302,234	(708,904)	1,928,893
Loss from continuing operations before income taxes	(687,066)	(251,575)	(110,352)	683,376	(365,617)
Provision (benefit) for income taxes	(1,453)	284,480	603	-	283,630
Loss from continuing operations	(685,613)	(536,055)	(110,955)	683,376	(649,247)
Income (loss) from discontinued operations, net of income taxes	-	(26,852)	4,792	-	(22,060)
Net loss	(685,613)	(562,907)	(106,163)	683,376	(671,307)
Earnings attributable to noncontrolling interests:
Continuing operations	-	-	(9,574)	-	(9,574)
Discontinued operations	-	-	(4,732)	-	(4,732)
	-	-	(14,306)	-	(14,306)
Loss attributable to Kindred	$(685,613)	$(562,907)	$(120,469)	$683,376	$(685,613)
Comprehensive loss	$(685,055)	$(562,907)	$(106,849)	$684,062	$(670,749)
Comprehensive loss attributable to Kindred	$(685,055)	$(562,907)	$(121,155)	$684,062	$(685,055)

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 16 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) (Continued)

	Nine months ended September 30, 2017
(In thousands)	Parent company/ issuer	Guarantor subsidiaries	Non-guarantor subsidiaries	Consolidating and eliminating adjustments	Consolidated
Revenues	$-	$4,042,394	$585,251	$(76,804)	$4,550,841
Salaries, wages and benefits	-	2,309,712	194,362	-	2,504,074
Supplies	-	201,339	29,890	-	231,229
Building rent	-	153,688	40,251	-	193,939
Equipment rent	-	22,463	3,822	-	26,285
Other operating expenses	-	455,028	41,906	-	496,934
General and administrative expenses	-	696,849	180,448	(76,804)	800,493
Other income	-	(839)	(2,056)	-	(2,895)
Litigation contingency expense	-	4,000	-	-	4,000
Impairment charges	-	136,303	-	-	136,303
Restructuring charges	-	30,970	586	-	31,556
Depreciation and amortization	-	73,048	7,231	-	80,279
Management fees	-	(8,160)	8,160	-	-
Intercompany interest (income) expense from affiliates	(185,148)	162,275	22,873	-	-
Interest expense (income)	181,890	(657)	42	-	181,275
Investment income	-	(213)	(3,229)	-	(3,442)
Equity in net loss of consolidating affiliates	513,910	-	-	(513,910)	-
	510,652	4,235,806	524,286	(590,714)	4,680,030
Income (loss) from continuing operations before income taxes	(510,652)	(193,412)	60,965	513,910	(129,189)
Provision (benefit) for income taxes	-	(19,800)	4,693	-	(15,107)
Income (loss) from continuing operations	(510,652)	(173,612)	56,272	513,910	(114,082)
Discontinued operations, net of income taxes:
Income (loss) from operations	-	(14,430)	12,559	-	(1,871)
Loss on divestiture of operations	-	(349,868)	-	-	(349,868)
Income (loss) from discontinued operations	-	(364,298)	12,559	-	(351,739)
Net income (loss)	(510,652)	(537,910)	68,831	513,910	(465,821)
Earnings attributable to noncontrolling interests:
Continuing operations	-	-	(32,234)	-	(32,234)
Discontinued operations	-	-	(12,597)	-	(12,597)
	-	-	(44,831)	-	(44,831)
Income (loss) attributable to Kindred	$(510,652)	$(537,910)	$24,000	$513,910	$(510,652)
Comprehensive income (loss)	$(509,296)	$(537,910)	$68,584	$514,157	$(464,465)
Comprehensive income (loss) attributable to Kindred	$(509,296)	$(537,910)	$23,753	$514,157	$(509,296)

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 16 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) (Continued)

	Nine months ended September 30, 2016
(In thousands)	Parent company/ issuer	Guarantor subsidiaries	Non-guarantor subsidiaries	Consolidating and eliminating adjustments	Consolidated
Revenues	$-	$4,271,040	$580,358	$(76,585)	$4,774,813
Salaries, wages and benefits	-	2,361,057	184,974	-	2,546,031
Supplies	-	230,968	32,711	-	263,679
Building rent	-	158,593	41,363	-	199,956
Equipment rent	-	26,919	4,361	-	31,280
Other operating expenses	-	455,057	45,730	-	500,787
General and administrative expenses	-	737,436	188,094	(76,585)	848,945
Other income	-	(220)	(2,459)	-	(2,679)
Litigation contingency expense	-	2,840	-	-	2,840
Impairment charges	-	186,951	124,244	-	311,195
Restructuring charges	-	83,018	1,195	-	84,213
Depreciation and amortization	-	92,971	6,776	-	99,747
Management fees	-	(7,003)	7,003	-	-
Intercompany interest (income) expense from affiliates	(166,673)	131,532	35,141	-	-
Interest expense (income)	175,372	(53)	79	-	175,398
Investment income	-	(276)	(2,243)	-	(2,519)
Equity in net loss of consolidating affiliates	643,548	-	-	(643,548)	-
	652,247	4,459,790	666,969	(720,133)	5,058,873
Loss from continuing operations before income taxes	(652,247)	(188,750)	(86,611)	643,548	(284,060)
Provision (benefit) for income taxes	(3,424)	316,205	1,325	-	314,106
Loss from continuing operations	(648,823)	(504,955)	(87,936)	643,548	(598,166)
Discontinued operations, net of income taxes:
Income (loss) from operations	-	(24,644)	14,155	-	(10,489)
Gain on divestiture of operations	-	179	-	-	179
Income (loss) from discontinued operations	-	(24,465)	14,155	-	(10,310)
Net loss	(648,823)	(529,420)	(73,781)	643,548	(608,476)
Earnings attributable to noncontrolling interests:
Continuing operations	-	-	(26,272)	-	(26,272)
Discontinued operations	-	-	(14,075)	-	(14,075)
	-	-	(40,347)	-	(40,347)
Loss attributable to Kindred	$(648,823)	$(529,420)	$(114,128)	$643,548	$(648,823)
Comprehensive loss	$(650,525)	$(529,420)	$(73,613)	$643,380	$(610,178)
Comprehensive loss attributable to Kindred	$(650,525)	$(529,420)	$(113,960)	$643,380	$(650,525)

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 16 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Condensed Consolidating Balance Sheet

	As of September 30, 2017
(In thousands)	Parent company/ issuer	Guarantor subsidiaries	Non-guarantor subsidiaries	Consolidating and eliminating adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$-	$29,061	$101,303	$-	$130,364
Insurance subsidiary investments	-	-	98,079	-	98,079
Accounts receivable, net	-	1,079,976	138,224	-	1,218,200
Inventories	-	17,456	4,035	-	21,491
Income taxes	-	3,476	1,507	-	4,983
Assets held for sale	-	78,324	727	-	79,051
Other	-	51,126	15,337	-	66,463
	-	1,259,419	359,212	-	1,618,631
Property and equipment, net	-	675,343	54,517	-	729,860
Goodwill	-	1,974,760	450,071	-	2,424,831
Intangible assets, net	-	566,557	45,720	-	612,277
Insurance subsidiary investments	-	-	184,417	-	184,417
Intercompany	4,917,830	-	-	(4,917,830)	-
Deferred tax assets	-	-	7,311	(7,311)	-
Other	6,803	133,771	161,161	-	301,735
	$4,924,633	$4,609,850	$1,262,409	$(4,925,141)	$5,871,751
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$-	$122,828	$53,525	$-	$176,353
Salaries, wages and other compensation	-	315,144	55,069	-	370,213
Due to third party payors	-	48,739	52	-	48,791
Professional liability risks	-	3,437	52,231	-	55,668
Accrued lease termination fees	-	109,113	-	-	109,113
Other accrued liabilities	54,079	188,123	22,755	-	264,957
Long-term debt due within one year	17,210	-	1,037	-	18,247
	71,289	787,384	184,669	-	1,043,342
Long-term debt	3,302,787	-	149	-	3,302,936
Intercompany/deficiency in earnings of consolidated subsidiaries	1,246,599	4,352,955	564,875	(6,164,429)	-
Professional liability risks	-	90,716	224,606	-	315,322
Deferred tax liabilities	-	189,376	-	(7,311)	182,065
Deferred credits and other liabilities	-	357,877	139,559	-	497,436
Commitments and contingencies
Equity (deficit):
Stockholders' equity (deficit)	303,958	(1,168,458)	(78,141)	1,246,599	303,958
Noncontrolling interests	-	-	226,692	-	226,692
	303,958	(1,168,458)	148,551	1,246,599	530,650
	$4,924,633	$4,609,850	$1,262,409	$(4,925,141)	$5,871,751

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 16 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Condensed Consolidating Balance Sheet (Continued)

	As of December 31, 2016
(In thousands)	Parent company/ issuer	Guarantor subsidiaries	Non-guarantor subsidiaries	Consolidating and eliminating adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$-	$25,767	$111,294	$-	$137,061
Insurance subsidiary investments	-	-	108,966	-	108,966
Accounts receivable, net	-	1,022,850	149,228	-	1,172,078
Inventories	-	18,290	4,148	-	22,438
Income taxes	-	9,023	1,044	-	10,067
Assets held for sale	-	278,689	10,761	-	289,450
Other	-	56,054	7,639	-	63,693
	-	1,410,673	393,080	-	1,803,753
Property and equipment, net	-	557,761	60,859	-	618,620
Goodwill	-	1,977,003	450,071	-	2,427,074
Intangible assets, net	-	723,760	46,348	-	770,108
Insurance subsidiary investments	-	-	204,929	-	204,929
Intercompany	4,850,517	-	-	(4,850,517)	-
Deferred tax assets	-	-	7,224	(7,224)	-
Other	10,123	116,305	161,812	-	288,240
	$4,860,640	$4,785,502	$1,324,323	$(4,857,741)	$6,112,724
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$-	$112,286	$91,639	$-	$203,925
Salaries, wages and other compensation	-	339,600	57,886	-	397,486
Due to third party payors	-	41,320	-	-	41,320
Professional liability risks	-	3,401	61,883	-	65,284
Accrued lease termination fees	-	5,224	-	-	5,224
Other accrued liabilities	74,634	170,476	19,402	-	264,512
Long-term debt due within one year	26,406	-	1,571	-	27,977
	101,040	672,307	232,381	-	1,005,728
Long-term debt	3,214,607	-	455	-	3,215,062
Intercompany/deficiency in earnings of consolidated subsidiaries	732,442	4,281,685	568,832	(5,582,959)	-
Professional liability risks	-	78,124	217,187	-	295,311
Deferred tax liabilities	-	209,032	-	(7,224)	201,808
Deferred credits and other liabilities	-	219,701	133,593	-	353,294
Commitments and contingencies
Equity (deficit):
Stockholders' equity (deficit)	812,551	(675,347)	(57,095)	732,442	812,551
Noncontrolling interests	-	-	228,970	-	228,970
	812,551	(675,347)	171,875	732,442	1,041,521
	$4,860,640	$4,785,502	$1,324,323	$(4,857,741)	$6,112,724

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 16 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Condensed Consolidating Statement of Cash Flows

	Three months ended September 30, 2017
(In thousands)	Parent company/ issuer	Guarantor subsidiaries	Non-guarantor subsidiaries	Consolidating and eliminating adjustments	Consolidated
Net cash provided by (used in) operating activities	$(12,276)	$(16,014)	$36,771	$-	$8,481
Cash flows from investing activities:
Routine capital expenditures	-	(15,972)	(491)	-	(16,463)
Development capital expenditures	-	(6,415)	-	-	(6,415)
Sale of assets	-	5,494	-	-	5,494
Purchase of insurance subsidiary investments	-	-	(18,047)	-	(18,047)
Sale of insurance subsidiary investments	-	-	50,087	-	50,087
Net change in insurance subsidiary cash and cash equivalents	-	-	(10,053)	-	(10,053)
Net change in other investments	-	5,088	-	-	5,088
Return of contributed surplus from Cornerstone	-	30,000	-	(30,000)	-
Other	-	(81)	-	-	(81)
Net cash provided by investing activities	-	18,114	21,496	(30,000)	9,610
Cash flows from financing activities:
Proceeds from borrowings under revolving credit	426,700	-	-	-	426,700
Repayment of borrowings under revolving credit	(427,300)	-	-	-	(427,300)
Repayment of term loan	(3,508)	-	-	-	(3,508)
Payment of other long-term debt	-	-	(217)	-	(217)
Payment of deferred financing costs	(170)	-	-	-	(170)
Payment of dividend for Mandatory Redeemable Preferred Stock	(3,120)	-	-	-	(3,120)
Distributions to noncontrolling interests	-	-	(10,071)	-	(10,071)
Payroll tax payments for equity awards issuance	-	(88)	-	-	(88)
Return of contributed surplus from Cornerstone	-	-	(30,000)	30,000	-
Net change in intercompany accounts	19,674	(3,490)	(16,184)	-	-
Net cash provided by (used in) financing activities	12,276	(3,578)	(56,472)	30,000	(17,774)
Change in cash and cash equivalents	-	(1,478)	1,795	-	317
Cash and cash equivalents at beginning of period	-	30,539	99,508	-	130,047
Cash and cash equivalents at end of period	$-	$29,061	$101,303	$-	$130,364

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 16 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Condensed Consolidating Statement of Cash Flows (Continued)

	Three months ended September 30, 2016
(In thousands)	Parent company/ issuer	Guarantor subsidiaries	Non-guarantor subsidiaries	Consolidating and eliminating adjustments	Consolidated
Net cash provided by (used in) operating activities	$(16,518)	$31,382	$21,503	$-	$36,367
Cash flows from investing activities:
Routine capital expenditures	-	(19,562)	(2,311)	-	(21,873)
Development capital expenditures	-	(3,413)	(4,973)	-	(8,386)
Acquisitions, net of cash acquired	-	(49,329)	-	-	(49,329)
Sale of assets	-	3,739	-	-	3,739
Purchase of insurance subsidiary investments	-	-	(22,427)	-	(22,427)
Sale of insurance subsidiary investments	-	-	31,875	-	31,875
Net change in insurance subsidiary cash and cash equivalents	-	-	(14,680)	-	(14,680)
Net change in other investments	-	(63)	114	-	51
Other	-	(150)	-	-	(150)
Net cash used in investing activities	-	(68,778)	(12,402)	-	(81,180)
Cash flows from financing activities:
Proceeds from borrowings under revolving credit	489,200	-	-	-	489,200
Repayment of borrowings under revolving credit	(388,100)	-	-	-	(388,100)
Repayment of term loan	(3,508)	-	-	-	(3,508)
Repayment of other long-term debt	-	-	(276)	-	(276)
Payment of deferred financing costs	(50)	-	-	-	(50)
Payment of dividend for Mandatory Redeemable Preferred Stock	(2,904)	-	-	-	(2,904)
Dividends paid	(10,224)	-	-	-	(10,224)
Contributions made by noncontrolling interests	-	-	4,993	-	4,993
Distributions to noncontrolling interests	-	-	(4,694)	-	(4,694)
Payroll tax payments for equity awards issuance	-	(250)	-	-	(250)
Net change in intercompany accounts	(67,896)	46,232	21,664	-	-
Net cash provided by financing activities	16,518	45,982	21,687	-	84,187
Change in cash and cash equivalents	-	8,586	30,788	-	39,374
Cash and cash equivalents at beginning of period	-	24,037	76,019	-	100,056
Cash and cash equivalent at end of period	$-	$32,623	$106,807	$-	$139,430

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 16 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Condensed Consolidating Statement of Cash Flows (Continued)

	Nine months ended September 30, 2017
(In thousands)	Parent company/ issuer	Guarantor subsidiaries	Non-guarantor subsidiaries	Consolidating and eliminating adjustments	Consolidated
Net cash provided by (used in) operating activities	$(9,488)	$(39,244)	$57,244	$-	$8,512
Cash flows from investing activities:
Routine capital expenditures	-	(43,741)	(2,059)	-	(45,800)
Development capital expenditures	-	(17,711)	-	-	(17,711)
Acquisitions, net of cash acquired	-	(6,650)	-	-	(6,650)
Sale of assets	-	5,494	-	-	5,494
Purchase of insurance subsidiary investments	-	-	(108,655)	-	(108,655)
Sale of insurance subsidiary investments	-	-	117,863	-	117,863
Net change in insurance subsidiary cash and cash equivalents	-	-	23,472	-	23,472
Net change in other investments	-	4,844	-	-	4,844
Return of contributed surplus from Cornerstone	-	38,000	-	(38,000)	-
Other	-	(35)	-	-	(35)
Net cash provided by (used in) investing activities	-	(19,799)	30,621	(38,000)	(27,178)
Cash flows from financing activities:
Proceeds from borrowings under revolving credit	1,214,300	-	-	-	1,214,300
Repayment of borrowings under revolving credit	(1,120,600)	-	-	-	(1,120,600)
Repayment of term loan	(10,525)	-	-	-	(10,525)
Payment of other long-term debt	-	-	(840)	-	(840)
Payment of deferred financing costs	(299)	-	-	-	(299)
Issuance of common stock in connection with employee benefit plans	32	-	-	-	32
Payment of dividend for Mandatory Redeemable Preferred Stock	(9,195)	-	-	-	(9,195)
Dividends paid	(10,228)	-	-	-	(10,228)
Contributions made by noncontrolling interests	-	-	113	-	113
Distributions to noncontrolling interests	-	-	(48,372)	-	(48,372)
Payroll tax payments for equity awards issuance	-	(2,417)	-	-	(2,417)
Return of contributed surplus from Cornerstone	-	-	(38,000)	38,000	-
Net change in intercompany accounts	(53,997)	64,754	(10,757)	-	-
Net cash provided by (used in) financing activities	9,488	62,337	(97,856)	38,000	11,969
Change in cash and cash equivalents	-	3,294	(9,991)	-	(6,697)
Cash and cash equivalents at beginning of period	-	25,767	111,294	-	137,061
Cash and cash equivalents at end of period	$-	$29,061	$101,303	$-	$130,364

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 16 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Condensed Consolidating Statement of Cash Flows (Continued)

	Nine months ended September 30, 2016
(In thousands)	Parent company/ issuer	Guarantor subsidiaries	Non-guarantor subsidiaries	Consolidating and eliminating adjustments	Consolidated
Net cash provided by (used in) operating activities	$(21,938)	$16,329	$46,844	$-	$41,235
Cash flows from investing activities:
Routine capital expenditures	-	(63,476)	(5,227)	-	(68,703)
Development capital expenditures	-	(11,768)	(15,344)	-	(27,112)
Acquisitions, net of cash acquired	-	(77,040)	-	-	(77,040)
Acquisition deposits	-	18,489	-	-	18,489
Sale of assets	-	4,962	-	-	4,962
Purchase of insurance subsidiary investments	-	-	(75,422)	-	(75,422)
Sale of insurance subsidiary investments	-	-	78,478	-	78,478
Net change in insurance subsidiary cash and cash equivalents	-	-	8,479	-	8,479
Net change in other investments	-	(34,546)	1,199	-	(33,347)
Other	-	(1,277)	-	-	(1,277)
Net cash used in investing activities	-	(164,656)	(7,837)	-	(172,493)
Cash flows from financing activities:
Proceeds from borrowings under revolving credit	1,267,200	-	-	-	1,267,200
Repayment of borrowings under revolving credit	(1,215,800)	-	-	-	(1,215,800)
Proceeds from issuance of term loan, net of discount	198,100				198,100
Proceeds from other long-term debt	-	-	750	-	750
Repayment of term loan	(10,019)	-	-	-	(10,019)
Repayment of other long-term debt	-	-	(826)	-	(826)
Payment of deferred financing costs	(342)	-	-	-	(342)
Payment of dividend for Mandatory Redeemable Preferred Stock	(8,558)	-	-	-	(8,558)
Dividends paid	(30,517)	-	-	-	(30,517)
Contributions made by noncontrolling interests	-	-	11,261	-	11,261
Distributions to noncontrolling interests	-	-	(35,240)	-	(35,240)
Purchase of noncontrolling interests	-	-	(1,000)	-	(1,000)
Payroll tax payments for equity awards issuance	-	(3,079)	-	-	(3,079)
Net change in intercompany accounts	(178,126)	165,797	12,329	-	-
Net cash provided by (used in) financing activities	21,938	162,718	(12,726)	-	171,930
Change in cash and cash equivalents	-	14,391	26,281	-	40,672
Cash and cash equivalents at beginning of period	-	18,232	80,526	-	98,758
Cash and cash equivalents at end of period	$-	$32,623	$106,807	$-	$139,430

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

A purported wage and hour class action lawsuit is currently pending against the Company in federal district court for the Northern District of California. This lawsuit pertains to alleged errors made by the Company with respect to minimum wage and overtime payments resulting from a piece-rate payment system. The Company recorded a $2.0 million loss provision in the first quarter of 2017 and an additional $3.0 million loss provision in the third quarter of 2017 related to this lawsuit, for a total loss reserve of $5.0 million related to this lawsuit. At this time, no estimate of the possible loss or range of loss in excess of the amount accrued can be made regarding this lawsuit. The Company disputes the allegations made in this lawsuit and will defend this action and any related claims vigorously.

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

Shareholder actions—The Company is also subject to lawsuits and other shareholder actions brought from time to time. A shareholder derivative action (the “Complaint”) is currently pending against certain of the Company’s current and former officers and directors in circuit court for Jefferson County, Kentucky. The Complaint also names the Company as a nominal defendant. The Complaint alleges that the named current and former officers and directors breached their respective duties of good faith, loyalty, and candor, and other general fiduciary duties owed to the Company and its shareholders by, among other things, failing to exercise reasonable and prudent supervision over the management, policies, and controls of the Company in order to detect practices that existed at RehabCare resulting in the Company having to enter into two separate settlement agreements with the DOJ. The Company has tentatively settled this lawsuit and is awaiting final court approval of such settlement. The Company recorded a loss reserve of $1.0 million in the third quarter of 2017 related to this matter. The Company disputes the allegations made in the Complaint and will defend this action and any related claims vigorously.

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

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 18 – SUBSEQUENT EVENT

In October 2017, in connection with the review of the Company’s insurance programs as a result of the SNF Divestiture, the Company restructured the funding mechanisms and certain other elements of its insurance programs (the “October Insurance Restructuring”). With respect to its workers compensation program, approximately $115 million of restricted cash collateral deposits were replaced with letters of credit and approximately $21 million of other cash deposits were released. In addition, certain funding mechanisms associated with the Company’s professional liability insurance and reinsurance agreements were modified such that approximately $106 million of cash deposits maintained at Cornerstone and $4 million of other cash deposits were released to the parent company. In both cases, no changes were made to the financial risk transfer aspects of the Company’s insurance arrangements with third parties. Also in October 2017, as a result of further improvement in Cornerstone’s underwriting results, the Company received an additional distribution of $5 million from Cornerstone (the “October Distribution”). In aggregate, the approximately $281 million generated from the October Insurance Restructuring, the September Distribution and the October Distribution was used to repay in its entirety the Company’s ABL Facility balance and to increase cash reserves.

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

In addition to the factors set forth above, other factors that may affect the Company’s plans, results, or stock price include, without limitation:

•

the impact of healthcare reform, which will initiate significant changes to the United States healthcare system, including potential material changes to the delivery of healthcare services and the reimbursement paid for such services by the government or other third party payors, including reforms resulting from the Patient Protection and Affordable Care Act and the Healthcare Education and Reconciliation Act (collectively, the “ACA”) or future deficit reduction measures adopted at the federal or state level. Healthcare reform is impacting each of the Company’s businesses in some manner. Potential future efforts in the U.S. Congress to repeal, amend, modify, or retract funding for various aspects of the ACA create additional uncertainty about the ultimate impact of the ACA on the Company and the healthcare industry. Due to the substantial regulatory changes that will need to be implemented by CMS and others, and the numerous processes required to implement these reforms, the Company cannot predict which healthcare initiatives will be implemented at the federal or state level, the timing of any such reforms, or the effect such reforms or any other future legislation or regulation will have on the Company’s business, financial position, results of operations, and liquidity,

•

the Company’s ability to adjust to the new patient criteria for LTAC hospitals under the LTAC Legislation, which reduces the population of patients eligible for reimbursement under the Medicare prospective payment system for LTAC hospitals (“LTAC PPS”) and changes the basis upon which the Company is paid for other patients,

•

changes in the reimbursement rates or the methods or timing of payment from third party payors, including commercial payors and the Medicare and Medicaid programs, changes arising from and related to LTAC PPS, including potential changes in the Medicare payment rules, and changes in Medicare and Medicaid reimbursement for the Company’s home health and hospice operations, TC hospitals, and IRFs, and the expiration of the Medicare Part B therapy cap exception process,

•

the Company’s significant level of indebtedness, including the Company’s ability to meet its substantial debt service requirements, and its impact on the Company’s funding costs, operating flexibility, and ability to fund ongoing operations, development capital expenditures, or other strategic acquisitions with additional borrowings,

•	the Company’s ability to comply with the terms of its corporate integrity agreement with the OIG,
•	the Company’s ability to complete the SNF Divestiture, and realize the anticipated benefits, sale proceeds, cost savings and strategic gains from the SNF Divestiture,

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Cautionary Statement (Continued)

•	the potential for diversion of management time and use of resources in seeking to complete the SNF Divestiture,
•	the effects of additional legislative changes and government regulations, interpretation of regulations, and changes in the nature and enforcement of regulations governing the healthcare industry,
•	the ability of the Company’s hospitals and other healthcare services to adjust to medical necessity reviews,
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

The Company is a healthcare services company that through its subsidiaries operates a home health, hospice and community care business, TC hospitals, IRFs, and a contract rehabilitation services business across the United States. At September 30, 2017, the Company’s Kindred at Home division primarily provided home health, hospice, and community care services from 609 sites of service in 40 states. The Company’s hospital division operated 77 TC hospitals (5,797 licensed beds) in 18 states. The Company’s Kindred Rehabilitation Services division operated 19 IRFs (995 licensed beds) and 101 hospital-based ARUs, and provided rehabilitation services primarily in hospitals and long-term care settings in 45 states.

Skilled nursing facility business exit

On June 30, 2017, the Company entered into a definitive agreement with BlueMountain under which the Company agreed to sell its skilled nursing facility business for $700 million in cash (previously defined as the SNF Divestiture). The sale includes 89 nursing centers with 11,308 licensed beds and seven assisted living facilities with 380 licensed beds in 18 states. During the third quarter of 2017, the Company completed the sale of 54 of the skilled nursing facilities for $519 million. The sale proceeds were deposited with an escrow agent and after paying closing costs and applying repair credits, net cash proceeds totaled $502 million. The escrow agent directly paid $501 million of the net cash proceeds to Ventas and another landlord. The remaining net cash proceeds of $1 million was directly paid to Kindred, which is reflected in the sale of assets in the investing activities in the accompanying unaudited condensed consolidated statement of cash flows. On October 1, 2017, the Company completed the sale of an additional 12 of the skilled nursing facilities and four of the assisted living facilities for $108 million. See notes 4 and 5 of the notes to unaudited condensed consolidated financial statements.

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

Discontinued operations

The Company has completed several strategic divestitures to improve its future operating results. For accounting purposes, the operating results of these businesses and the gains or losses associated with these transactions were classified as discontinued operations in the accompanying unaudited condensed consolidated statement of operations for all periods presented in accordance with the authoritative guidance in effect through December 31, 2014. Effective January 1, 2015, the authoritative guidance modified the requirements for reporting discontinued operations. A disposal is now required to be reported in discontinued operations only if the disposal represents a strategic shift that has (or will have) a major effect on the Company’s operations and financial results. In connection with the SNF Divestiture, the results of operations of the skilled nursing facility business, which previously were reported in the nursing center division, and the gains or losses associated with the SNF Divestiture, have been classified as discontinued operations for all periods presented. In addition, direct overhead and the profits from applicable RehabCare contracts servicing the Company’s skilled nursing facility business were moved to discontinued operations for all periods presented. During the third quarter of 2017, the Company reclassified from discontinued operations to continuing operations for all periods presented historical profits from certain RehabCare contracts that were retained with new operators of divested skilled nursing facilities. The Company has reclassified certain retained businesses and expenses previously reported in the nursing center division to other business segments, including hospital-based sub-acute units and a skilled nursing facility to the hospital division and a small therapy business to the Kindred Hospital Rehabilitation Services operating segment for all periods presented. See notes 4 and 5 of the notes to unaudited condensed consolidated financial statements.

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

In evaluating the collectibility of accounts receivable, the Company considers a number of factors, including the age of the accounts, changes in collection patterns, the composition of patient accounts by payor type, the status of ongoing disputes with third party payors, and general industry conditions. Actual collections of accounts receivable in subsequent periods may require changes in the estimated provision for loss. Changes in these estimates are charged or credited to the results of operations in the period of the change. During the third quarter of 2017, the Company recorded a favorable settlement of $2 million related to the RehabCare Collection Litigation. During the nine months ended September 30, 2017, the Company recorded a provision for doubtful accounts of $23 million related to the RehabCare Collection Litigation.

The provision for doubtful accounts totaled $3 million and $4 million in the third quarter of 2017 and 2016, respectively, and $40 million and $14 million for the nine months ended September 30, 2017 and 2016, respectively. The increase for the nine months ended September 30, 2017 was primarily attributable to the previously mentioned RehabCare Collection Litigation.

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

At each balance sheet date, management assesses all available positive and negative evidence to determine whether a valuation allowance is needed against its deferred tax assets. The authoritative guidance requires evidence related to events that have actually happened to be weighted more significantly than evidence that is projected or expected to happen. A significant piece of negative evidence according to this weighting standard is that there are cumulative losses in the two most recent years and the current year, which is the case for the Company at September 30, 2017 and December 31, 2016. The Company’s outlook of taxable income for 2016 changed in the third quarter of 2016 after the Company recorded $286 million of goodwill and property and equipment impairment charges and announced the planned SNF Divestiture and related expected loss on divestiture for tax purposes. Accordingly, a full valuation allowance was recorded at both September 30, 2017 and December 31, 2016. The amount of deferred tax asset considered realizable, however, could be adjusted if the weighting of the positive and negative evidence changes.

The Company has deferred tax liabilities related to tax amortization of acquired indefinite-lived intangible assets because these assets are not amortized for financial reporting purposes. The tax amortization in current and future years created a deferred tax liability which will reverse at the time of ultimate sale or book impairment. Due to the uncertain timing of this reversal, the temporary difference associated with indefinite-lived intangible assets cannot be considered a source of future taxable income for purposes of determining the valuation allowance. As such, this deferred tax liability cannot be used to offset the deferred tax asset related to the net deferred tax assets. The Company has a net deferred tax liability of $182 million and $202 million as of September 30, 2017 and December 31, 2016, respectively, representing indefinite-lived intangible assets.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Critical Accounting Policies (Continued)

Accounting for income taxes (Continued)

The Company’s income tax benefit for the nine months ended September 30, 2017 is primarily driven by the RehabCare trade name impairment charge of $98 million recorded during the nine months ended September 30, 2017. The Company has a full valuation allowance on its net deferred tax assets with the exception of deferred tax liabilities related to indefinite-lived intangible assets. The impairment charge resulted in a reduction of those indefinite-lived intangible assets creating an income tax benefit. The income tax benefit for the nine months ended September 30, 2017 is limited to the forecasted income tax benefit for the full year of 2017.

The Company’s effective income tax rate was 6.2% and 77.6% in the third quarter of 2017 and 2016, respectively, and 11.7% and 110.6% for the nine months ended September 30, 2017 and 2016, respectively. The reduction in the effective income tax rate in both periods of 2017 was attributable to the impact of recording the initial full deferred tax asset valuation allowance of $366 million in the third quarter of 2016. The increase in the valuation allowance was $7 million in the third quarter of 2017 and $40 million for the nine months ended September 30, 2017, net of the tax benefit associated with the $98 million RehabCare trade name impairment charge for the nine months ended September 30, 2017 and tax amortization related to indefinite-lived intangible assets in both periods.

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

During the nine months ended September 30, 2017, the Company recorded an asset impairment charge of $37 million related to a customer relationship intangible asset due to the expected loss of affiliated contracts related to the SNF Divestiture and cancellation of non-affiliated contracts. The fair value of the customer relationship intangible asset was measured using Level 3 inputs, such as discounted projected future operating cash flows.

In addition, during the nine months ended September 30, 2017, the Company recorded an asset impairment charge of $0.4 million related to a valuation adjustment for a building within the Kindred at Home division. The fair value of the building was measured using Level 3 inputs, primarily replacement cost.

During the third quarter of 2016, the Company recorded an asset impairment charge of $20 million related to the property and equipment of the Hospitals sold to Curahealth. The fair value of the properties was measured using Level 3 inputs of the then pending offers.

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

RESULTS OF OPERATIONS (Continued)

Critical Accounting Policies (Continued)

Valuation of long-lived assets, goodwill, and intangible assets (Continued)

Long-lived assets and intangible assets with finite lives (Continued)

During the nine months ended September 30, 2016, the Company recorded an asset impairment charge of $3 million related to the sale of a medical office building. The fair value of the property was measured using a Level 3 input of the then pending offer.

During the nine months ended September 30, 2016, the Company also recorded asset impairment charges of $8 million related to the Curahealth Disposal. The fair value of property and equipment was measured using Level 3 inputs, primarily replacement costs.

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

A reporting unit is either an operating segment or one level below the operating segment, referred to as a component. When the components within the Company’s operating segments have similar economic characteristics, the Company aggregates the components of its operating segments into one reporting unit. Accordingly, the Company has determined that its reporting units are home health, hospice, community care, hospitals, hospital rehabilitation services, inpatient rehabilitation hospitals, and RehabCare. The community care reporting unit is included in the home health operating segment of the Kindred at Home division. The hospital rehabilitation services and inpatient rehabilitation hospitals reporting units are both included in the Kindred Hospital Rehabilitation Services operating segment of the Kindred Rehabilitation Services division. The carrying value of goodwill for each of the Company’s reporting units at September 30, 2017 and December 31, 2016 follows (in thousands):

	September 30,	December 31,
	2017	2016
Kindred at Home:
Home health	$746,613	$746,019
Hospice	646,329	646,329
Community care	170,626	173,463
	1,563,568	1,565,811
Hospitals	361,310	361,310
Kindred Rehabilitation Services:
Kindred Hospital Rehabilitation Service contracts	173,618	173,618
IRFs	326,335	326,335
RehabCare	-	-
	499,953	499,953
	$2,424,831	$2,427,074

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

During the third quarter of 2016, the Company recorded a goodwill impairment charge of $13 million related to the Curahealth Disposal. The fair value of the properties was measured using a Level 3 input of the then pending offer.

During the third quarter of 2016, the Company recorded a goodwill impairment charge of $261 million related to the Hospital Division Triggering Event.

Each of these impairment charges reflects the amount by which the carrying value of the hospital reporting unit goodwill exceeded the estimated fair value.

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

Indefinite-lived intangible assets

The Company’s indefinite-lived intangible assets consist of trade names, Medicare certifications, and certificates of need. The fair values of the Company’s indefinite-lived intangible assets are derived from current market data, including comparable sales or royalty rates, and projections at a facility, geographical location level or reporting unit which include management’s best estimates of economic and market conditions over the projected period. Significant assumptions include growth rates in the number of admissions, patient days, reimbursement rates, operating costs, total rent expense, capital expenditures, terminal value growth rates, changes in working capital requirements, weighted average cost of capital, and opportunity costs.

During the nine months ended September 30, 2017, the Company recorded an asset impairment charge of $98 million related to the previously acquired RehabCare trade name due to the expected loss of affiliated contracts related to the SNF Divestiture and cancellation of non-affiliated contracts. The fair value of the trade name was measured using Level 3 inputs, such as projected revenues and royalty rate.

The annual impairment tests for certain of the Company’s indefinite-lived intangible assets are performed as of May 1 and October 1. During the nine months ended September 30, 2017, the Company recorded asset impairment charges of $1 million related to a hospital certificate of need ($0.7 million) and a Medicare certification for an IRF ($0.6 million) as part of the annual indefinite-lived intangible assets impairment review at May 1, 2017. The fair value of the certificate of need was measured using Level 3 inputs, such as operating cash flows. The fair value of the Medicare certification was measured using a pending offer, a Level 3 input.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Critical Accounting Policies (Continued)

Valuation of long-lived assets, goodwill, and intangible assets (Continued)

Indefinite-lived intangible assets (Continued)

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

Results of Operations – Continuing Operations

For segment purposes, the Company defines segment adjusted operating income as earnings before interest, income taxes, depreciation, amortization, and total rent reported for each of the Company’s operating segments, excluding litigation contingency expense, impairment charges, restructuring charges, transaction costs, and the allocation of support center overhead.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Results of Operations – Continuing Operations (Continued)

A summary of the Company’s operating data follows (unaudited):

	Three months ended		Nine months ended
	September 30,		September 30,
(In thousands)	2017	2016	2017	2016
Revenues:
Kindred at Home:
Home health	$453,684	$449,958	$1,363,691	$1,318,549
Hospice	188,414	188,575	553,073	550,642
	642,098	638,533	1,916,764	1,869,191
Hospital division	503,138	588,943	1,600,593	1,888,447
Kindred Rehabilitation Services:
Kindred Hospital Rehabilitation Services	173,638	170,308	530,192	508,448
RehabCare	179,095	189,972	570,315	584,113
	352,733	360,280	1,100,507	1,092,561
	1,497,969	1,587,756	4,617,864	4,850,199
Eliminations:
Kindred Hospital Rehabilitation Services	(18,376)	(22,330)	(59,610)	(69,515)
RehabCare	(1,893)	(1,632)	(5,638)	(4,136)
Hospitals	(559)	(518)	(1,775)	(1,735)
	(20,828)	(24,480)	(67,023)	(75,386)
	$1,477,141	$1,563,276	$4,550,841	$4,774,813
Loss from continuing operations:
Segment adjusted operating income:
Kindred at Home:
Home health	$66,431	$75,073	$206,773	$218,044
Hospice	34,761	31,326	95,126	87,521
	101,192	106,399	301,899	305,565
Hospital division	61,455	83,940	246,473	347,866
Kindred Rehabilitation Services:
Kindred Hospital Rehabilitation Services	49,151	49,759	154,333	148,607
RehabCare	7,619	6,740	1,210	25,814
	56,770	56,499	155,543	174,421
Support center expenses	(60,323)	(62,823)	(182,909)	(203,289)
Litigation contingency expense	(4,000)	-	(4,000)	(2,840)
Impairment charges	-	(297,276)	(136,303)	(311,195)
Restructuring charges	(14,375)	(22,813)	(25,592)	(24,850)
Transaction costs	-	(2,982)	-	(6,513)
Building rent	(64,422)	(66,946)	(193,939)	(199,956)
Equipment rent	(8,537)	(9,911)	(26,285)	(31,280)
Restructuring charges - rent	(2,125)	(58,650)	(5,964)	(59,363)
Depreciation and amortization	(24,808)	(32,995)	(80,279)	(99,747)
Interest, net	(60,441)	(58,059)	(177,833)	(172,879)
Loss from continuing operations before income taxes	(19,614)	(365,617)	(129,189)	(284,060)
Provision (benefit) for income taxes	(1,225)	283,630	(15,107)	314,106
	$(18,389)	$(649,247)	$(114,082)	$(598,166)

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Results of Operations – Continuing Operations (Continued)

Operating data:

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Kindred at Home:
Home health:
Sites of service (at end of period)	376	395
Revenue mix %:
Medicare	74.0	78.1	75.5	79.1
Medicaid	1.7	2.5	1.7	2.2
Commercial and other	12.7	8.6	11.8	8.4
Commercial paid at episodic rates	11.6	10.8	11.0	10.3
Episodic revenues ($ 000s)	$320,279	$332,562	$981,580	$990,576
Total admissions	87,156	86,761	270,684	262,541
Same-store total admissions	86,312	85,511	268,534	258,827
Total episodic admissions	67,790	69,219	210,717	210,857
Same-store total episodic admissions	67,191	68,285	209,309	208,018
Medicare episodic admissions	56,772	59,823	177,751	182,564
Total episodes	111,488	113,256	340,031	340,421
Episodes per admission	1.64	1.64	1.61	1.61
Revenue per episode	$2,873	$2,936	$2,887	$2,910
Hospice:
Sites of service (at end of period)	178	185
Admissions	12,236	12,916	38,446	39,299
Same-store admissions	11,997	12,541	37,692	38,045
Average length of stay	97	98	96	93
Patient days	1,239,094	1,277,125	3,647,774	3,699,617
Average daily census	13,468	13,882	13,362	13,502
Revenue per patient day	$152	$148	$152	$149
Community Care and other revenues (included in home health business segment) ($ 000s)	$79,720	$75,978	$228,037	$210,512

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Results of Operations – Continuing Operations (Continued)

Operating data (Continued):

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Hospitals (excluding sub-acute units and skilled nursing facility):
End of period data:
Number of transitional care hospitals	77	94
Number of licensed beds	5,797	6,890
Revenue mix %:
Medicare	50.6	54.6	51.3	56.0
Medicaid	4.3	4.0	4.4	4.1
Medicare Advantage	12.3	12.1	12.3	11.9
Medicaid Managed	10.1	7.3	9.4	6.4
Commercial insurance and other	22.7	22.0	22.6	21.6
Patient criteria data:
Revenues:
Compliant patients	89.1%		87.7%
Site neutral	10.9%		12.3%
Revenues per patient day:
Compliant patients	$1,799		$1,807
Site neutral	1,067		1,052
Total	1,674		1,661
Admissions:
Medicare	6,073	7,861	20,345	25,033
Medicaid	362	375	1,097	1,224
Medicare Advantage	1,197	1,327	3,790	4,162
Medicaid Managed	861	861	2,615	2,362
Commercial insurance and other	1,483	1,727	4,705	5,405
	9,976	12,151	32,552	38,186
Patient days:
Medicare	158,083	202,482	519,737	650,499
Medicaid	13,429	16,781	40,096	57,324
Medicare Advantage	38,338	43,241	119,913	136,698
Medicaid Managed	31,249	28,534	96,597	81,142
Commercial insurance and other	49,895	59,856	158,399	185,634
	290,994	350,894	934,742	1,111,297
Average length of stay:
Medicare	26.0	25.8	25.5	26.0
Medicaid	37.1	44.7	36.6	46.8
Medicare Advantage	32.0	32.6	31.6	32.8
Medicaid Managed	36.3	33.1	36.9	34.4
Commercial insurance and other	33.6	34.7	33.7	34.3
Weighted average	29.2	28.9	28.7	29.1
Revenues per admission:
Medicare	$40,577	$39,945	$39,124	$41,445
Medicaid	57,365	61,338	62,391	62,716
Medicare Advantage	50,301	52,363	50,219	52,826
Medicaid Managed	57,172	48,631	55,970	49,831
Commercial insurance and other	74,435	73,515	74,737	74,099
Weighted average	48,818	47,348	47,701	48,508
Revenues per patient day:
Medicare	$1,559	$1,551	$1,532	$1,595
Medicaid	1,546	1,371	1,707	1,339
Medicare Advantage	1,571	1,607	1,587	1,608
Medicaid Managed	1,575	1,467	1,515	1,451
Commercial insurance and other	2,212	2,121	2,220	2,158
Weighted average	1,674	1,640	1,661	1,667
Medicare case mix index (discharged patients only)	1.180	1.172	1.176	1.172
Average daily census	3,163	3,814	3,424	4,056
Occupancy %	59.9	61.6	63.9	65.4

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Results of Operations – Continuing Operations (Continued)

Operating data (Continued):

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Same-hospital data:
End of period data:
Number of transitional care hospitals	77	77
Number of licensed beds	5,797	5,797
Revenue mix %:
Medicare	50.6	53.9	50.9	55.8
Medicaid	4.3	3.6	4.6	3.8
Medicare Advantage	12.4	12.3	12.1	11.7
Medicaid Managed	10.1	7.9	9.6	6.8
Commercial insurance and other	22.6	22.3	22.8	21.9
Patient criteria data:
Revenues:
Compliant patients	89.1%		87.8%
Site neutral	10.9%		12.2%
Revenues per patient day:
Compliant patients	$1,799		$1,813
Site neutral	1,067		1,058
Total	1,673		1,668
Admissions:
Medicare	6,018	6,758	19,471	21,228
Medicaid	361	333	1,089	1,058
Medicare Advantage	1,190	1,140	3,614	3,419
Medicaid Managed	851	783	2,546	2,106
Commercial insurance and other	1,468	1,415	4,482	4,382
	9,888	10,429	31,202	32,193
Patient days:
Medicare	156,412	173,863	497,189	551,367
Medicaid	13,433	11,631	40,193	39,317
Medicare Advantage	38,098	38,245	114,423	114,880
Medicaid Managed	30,816	26,552	94,771	73,620
Commercial insurance and other	49,402	51,043	152,532	154,782
	288,161	301,334	899,108	933,966
Average length of stay:
Medicare	26.0	25.7	25.5	26.0
Medicaid	37.2	34.9	36.9	37.2
Medicare Advantage	32.0	33.5	31.7	33.6
Medicaid Managed	36.2	33.9	37.2	35.0
Commercial insurance and other	33.7	36.1	34.0	35.3
Weighted average	29.1	28.9	28.8	29.0
Revenues per admission:
Medicare	$40,513	$40,020	$39,228	$41,725
Medicaid	57,689	54,880	62,842	56,715
Medicare Advantage	50,241	54,398	50,365	54,586
Medicaid Managed	57,158	50,360	56,488	51,498
Commercial insurance and other	74,312	79,176	76,130	79,418
Weighted average	48,761	48,155	48,052	49,354
Revenues per patient day:
Medicare	$1,559	$1,556	$1,536	$1,606
Medicaid	1,550	1,571	1,703	1,526
Medicare Advantage	1,569	1,621	1,591	1,625
Medicaid Managed	1,578	1,485	1,518	1,473
Commercial insurance and other	2,208	2,195	2,237	2,248
Weighted average	1,673	1,667	1,668	1,701
Average daily census	3,132	3,275	3,293	3,409

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Results of Operations – Continuing Operations (Continued)

Operating data (Continued):

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Kindred Rehabilitation Services:
Kindred Hospital Rehabilitation Services:
Freestanding IRFs:
End of period data:
Number of IRFs	19	19
Number of licensed beds	995	969
Discharges (a)	4,755	4,644	14,296	13,738
Same-hospital discharges (a)	4,477	4,546	13,387	13,376
Occupancy % (a)	68.8	68.8	70.1	70.0
Average length of stay (a)	12.7	12.7	12.8	12.9
Revenue per discharge (a)	$20,329	$19,599	$20,348	$19,547
Contract services:
Sites of service (at end of period):
Inpatient rehabilitation units (ARUs)	101	104
LTAC hospitals	110	120
Sub-acute units	6	7
Outpatient units	123	139
	340	370
Revenue per site	$222,504	$210,810	$678,138	$638,025
RehabCare:
Sites of service (at end of period)	1,624	1,754
Revenue per site	$110,281	$108,308	$337,969	$331,862

(a)Excludes non-consolidating IRF.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Results of Operations – Continuing Operations (Continued)

Kindred at Home

Home health

Revenues increased 1% to $454 million in the third quarter of 2017 compared to $450 million for the same period in 2016, and increased 3% to $1.4 billion for the nine months ended September 30, 2017 compared to $1.3 billion for the same period in 2016, primarily the result of a 1% increase in same-store admissions in the third quarter of 2017 and a 4% increase in same-store admissions for the nine months ended September 30, 2017, both compared to the same period a year ago. Hurricanes Irma and Harvey (the “Hurricanes”) negatively impacted revenues by $3 million for both the third quarter of 2017 and for the nine months ended September 30, 2017.

Segment adjusted operating income margins declined to 14.6% in the third quarter of 2017 compared to 16.7% in the third quarter of 2016 and declined to 15.2% for the nine months ended September 30, 2017 compared to 16.5% for the same period in 2016. The declines in segment adjusted operating income margins for both periods were primarily attributable to a $3 million impact primarily from business interruption and incremental labor costs related to the Hurricanes, and an increase in managed care and commercial patient revenue mix that pays lower average rates than Medicare.

Direct labor cost per visit decreased 4% in the third quarter of 2017 compared to the same period in 2016, and was relatively unchanged for the nine months ended September 30, 2017 compared to the same period in 2016. The decline in direct labor cost per visit in the third quarter of 2017 was primarily a result of the integration of pay practices that was completed in the first half of 2017. Employee benefit costs increased 5% in both the third quarter of 2017 and for the nine months ended September 30, 2017 compared to the same respective periods in 2016, primarily as a result of an increase in health insurance expense in both periods.

Hospice

Revenues were relatively unchanged at $189 million in the third quarter of 2017 compared to the same period in 2016 as a 3% increase in revenue per patient day was offset by a 3% decline in patient days. Revenues increased slightly to $553 million for the nine months ended September 30, 2017 compared to $551 million for the same period in 2016, primarily as a result of 2% growth in revenue per patient day. The Hurricanes negatively impacted revenues by $2 million for both the third quarter of 2017 and for the nine months ended September 30, 2017.

Segment adjusted operating income margins increased to 18.4% in the third quarter of 2017 compared to 16.6% in the same period in 2016 and increased to 17.2% for the nine months ended September 30, 2017 compared to 15.9% for the same period of 2016. The increases in both periods were primarily attributable to operating efficiencies and the closure of unprofitable branches, partially offset by a $2 million impact primarily from business interruption and incremental labor costs related to the Hurricanes.

Direct labor cost per patient day decreased 1% in both the third quarter of 2017 and for the nine months ended September 30, 2017 compared to the same periods in 2016, primarily as a result of the integration of pay practices partially offset by an increase in average wage rates in both periods. Employee benefit costs were relatively unchanged in the third quarter of 2017 and declined 1% for the nine months ended September 30, 2017 compared to the same periods in 2016, primarily as a result of a reduction in health insurance expense.

Hospital division

Revenues declined 15% to $503 million in the third quarter of 2017 compared to $589 million for the same period in 2016, and declined 15% to $1.6 billion for the nine months ended September 30, 2017 compared to $1.9 billion for the same period in 2016, primarily as a result of the sale or closure of 21 LTAC hospitals beginning in the second half of 2016 (which eliminated $69 million and $203 million of revenues in the third quarter of 2017 and for the nine months ended September 30, 2017, respectively), the hospital division entering LTAC patient criteria on September 1, 2016 for the majority of the Company’s LTAC hospitals, lower same-hospital volumes and, to a lesser extent, $3 million related to the Hurricanes. Same-hospital admissions declined 5% in the third quarter of 2017 and declined 3% for the nine months ended September 30, 2017, compared to the same periods in 2016.

Segment adjusted operating income margins declined to 12.2% in the third quarter of 2017 compared to 14.3% for the same period in 2016, and declined to 15.4% for the nine months ended September 30, 2017 compared to 18.4% for the same period in 2016, primarily as a result of LTAC patient criteria for both periods, lower same-hospital volumes and a $10 million impact primarily from business interruption and incremental labor costs related to the Hurricanes.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Results of Operations – Continuing Operations (Continued)

Hospital division (Continued)

Average hourly wage rates increased 6% and 4% in the third quarter of 2017 and for the nine months ended September 30, 2017, respectively, compared to the same periods in 2016, primarily as a result of pay rate increases and hurricane related premium pay. Employee benefit costs declined 10% and 12% in the third quarter of 2017 and for the nine months ended September 30, 2017, respectively, compared to the same periods in 2016, primarily as a result of the sale or closure of 21 LTAC hospitals beginning in the second half of 2016.

Professional liability costs were $10 million in both the third quarter of 2017 and 2016, and $29 million and $34 million for the nine months ended September 30, 2017 and 2016, respectively. The decline for the nine months ended September 30, 2017 was primarily attributable to a decrease in the frequency and severity of claims.

Kindred Rehabilitation Services

Kindred Hospital Rehabilitation Services

Revenues increased 2% to $173 million in the third quarter of 2017 compared to $170 million for the same period in 2016, and increased 4% to $530 million for the nine months ended September 30, 2017 compared to $508 million for the same period in 2016. The increases in both periods were primarily attributable to an increase in revenue per discharge and the maturing operations of two freestanding IRFs that opened during 2016. The Hurricanes had an immaterial impact on revenue during the third quarter of 2017.

Segment adjusted operating income margins declined to 28.3% in the third quarter of 2017 compared to 29.2% for the same period in 2016, and declined to 29.1% for the nine months ended September 30, 2017 compared to 29.2% for the same period in 2016. The declines for both periods were primarily a result of an 8% decline in contract sites of service resulting primarily from the closure of eight company-operated LTAC hospitals beginning in the second half of 2016 and, to a lesser extent, higher labor costs. The Hurricanes negatively impacted segment adjusted operating income by $1 million for both the third quarter of 2017 and for the nine months ended September 30, 2017.

Employee benefit costs increased 5% and 6% in the third quarter of 2017 and for the nine months ended September 30, 2017, respectively, compared to the same periods in 2016, primarily as a result of an increase in health insurance expense in both periods and the two freestanding IRFs that opened during 2016.

RehabCare

Revenues declined 6% to $179 million in the third quarter of 2017 compared to $190 million for the same period in 2016, and declined 2% to $570 million for the nine months ended September 30, 2017 compared to $584 million for the same period in 2016. The decline in revenues for both periods was primarily attributable to a net loss of customer contract sites of service. The number of RehabCare sites of service at September 30, 2017 was 1,624 compared to 1,754 at September 30, 2016. The net loss of customer contract sites of service was primarily attributable to the strategic termination of unprofitable customer contract sites and competition.

Segment adjusted operating income included a $2 million favorable settlement in the third quarter of 2017 and a charge of $23 million for the nine months ended September 30, 2017 related to the RehabCare Collection Litigation. Excluding these charges, segment adjusted operating income margins declined to 3.0% in the third quarter of 2017 compared to 3.5% in the third quarter of 2016, and declined to 4.3% for the nine months ended September 30, 2017 compared to 4.4% for the nine months ended September 30, 2016, both primarily due to the net loss of customer contract sites of service and, to a lesser extent, wage rate pressure.

Employee benefit costs declined 3% and 2% in the third quarter of 2017 and for the nine months ended September 30, 2017, respectively, compared to the same periods in 2016, primarily as a result of the net loss of customer contract sites of service.

Support center expenses

Segment adjusted operating income for the Company’s operating divisions excludes allocations of support center overhead. These costs aggregated $60 million and $63 million in the third quarter of 2017 and 2016, respectively and $183 million and $203 million for the nine months ended September 30, 2017 and 2016, respectively. The decline in support center overhead was primarily attributable to cost reduction initiatives executed in both the fourth quarter of 2016 and the first quarter of 2017, lower incentive compensation costs and lower legal fees. As a percentage of consolidated revenues, support center overhead totaled 4.1% and 4.0% in the third quarter of 2017 and 2016, respectively, and 4.0% and 4.3% for the nine months ended September 30, 2017 and 2016, respectively.

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

LTAC Hospital Portfolio Repositioning 2017 Plan

During the third quarter of 2017, the Company approved phase two of the LTAC hospital portfolio repositioning plan that incorporated the closure and conversion of certain LTAC hospitals as part of its mitigation strategies in response to the new patient criteria for LTAC hospitals under the LTAC Legislation. The activities related to the LTAC hospital portfolio repositioning 2017 plan are expected to be substantially completed by the end of 2018. The additional costs cannot be reasonably estimated at this time.

Restructuring charges that the Company incurred related to the LTAC hospital portfolio repositioning 2017 plan consisted of $9 million for asset write-offs, $3 million for severance, and  $1 million for lease termination costs in both the third quarter of 2017 and for the nine months ended September 30, 2017.

LTAC Hospital Portfolio Repositioning 2016 Plan

During the first quarter of 2016, the Company approved the LTAC hospital portfolio repositioning 2016 plan that incorporated the divestiture, swap or closure of certain LTAC hospitals as part of its mitigation strategies to prepare for new patient criteria for LTAC hospitals under the LTAC Legislation. The activities related to the LTAC hospital portfolio repositioning 2016 plan were substantially completed during 2016.

Restructuring charges that the Company incurred related to the LTAC hospital portfolio repositioning 2016 plan consisted of $1 million for lease termination costs in the third quarter of 2017 compared to $57 million for lease termination costs, $19 million for asset write-offs, $1 million for facility closure costs and gain on disposal, $1 million for severance and $0.5 million for transaction costs in the third quarter of 2016. Lease termination costs were $3 million and asset write-offs were $1 million for the nine months ended September 30, 2017 as compared to $57 million for lease termination costs, $19 million for asset write-offs, $2 million for severance and $2 million for transaction costs for the nine months September 30, 2016.

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

Restructuring charges related to these initiatives consisted of $1 million for lease termination costs, $1 million for severance and $1 million for gain on disposal in the third quarter of 2017, and $2 million for lease termination costs, $4 million for asset write-offs, $3 million for severance and $1 million for gain on disposal for the nine months ended September 30, 2017.

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

Restructuring charges related to these consolidations and closures consisted of $1 million for lease termination costs, $3 million for asset write-offs, and $0.6 million for severance for the nine months ended September 30, 2017. These charges were $2 million for lease termination costs in the third quarter of 2016 and $2 million for lease termination costs, $0.5 million for asset write-offs and $0.1 million for branch closure and other costs for the nine months ended September 30, 2016.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Results of Operations – Continuing Operations (Continued)

Transaction costs

Operating results in the third quarter of 2016 included transaction and integration costs totaling $1 million related to the Gentiva Merger and $2 million of transaction costs associated with other acquisition activities. Operating results for the nine months ended September 30, 2016 included transaction and integration costs totaling $4 million, and retention and severance costs totaling $1 million related to the Gentiva Merger, and $2 million of transaction costs associated with other acquisition activities. These transaction, retention, and severance costs were included in general and administrative expenses.

Other expenses

Total rent expense declined 5% to $73 million in the third quarter of 2017 compared to $77 million in the third quarter 2016. Total rent expense declined 5% to $220 million for the nine months ended September 30, 2017 compared to $231 million for the same period in 2016. The declines in both periods were primarily attributable to the sale or closure of 21 LTAC hospitals beginning in the second half of 2016.

Depreciation and amortization expense declined 25% to $24 million in the third quarter of 2017 compared to $33 million in third quarter of 2016. Depreciation and amortization expense declined 20% to $80 million for the nine months ended September 30, 2017 compared to $100 million for the nine months ended September 30, 2016. The declines in both periods were primarily attributable to a change in estimate in the depreciable life of certain information technology equipment and software which reduced depreciation expense by $3 million and $7 million in the third quarter of 2017 and for the nine months ended September 30, 2017, respectively, as well as the sale or closure of 21 LTAC hospitals beginning in the second half of 2016.

Interest expense increased 2% to $61 million in the third quarter of 2017 compared to $60 million in the third quarter of 2016, and increased 3% to $181 million for the nine months ended September 30, 2017 compared to $175 million for the nine months ended September 30, 2016, primarily as a result of increased long-term borrowings and, to a lesser extent, an interest rate increase of 25 basis points related to the Term Loan Amendment Agreement entered into in March 2017.

Consolidated results

Loss from continuing operations before income taxes aggregated $20 million in the third quarter of 2017 compared to $366 million in the third quarter of 2016. Loss from continuing operations before income taxes aggregated $129 million for the nine months ended September 30, 2017 compared to $284 million for the nine months ended September 30, 2016. Loss from continuing operations attributable to the Company aggregated $29 million in the third quarter of 2017 compared to $659 million for the same period in 2016. Loss from continuing operations attributable to the Company aggregated $146 million for the nine months September 30, 2017 compared to $624 million for the nine months ended September 30, 2016. A favorable settlement related to the RehabCare Collection Litigation, litigation contingency expense, and restructuring charges negatively impacted consolidated pretax operating results by $18 million ($19 million net of income taxes, including the deferred tax asset valuation allowance adjustment of $7 million) in the third quarter of 2017. Transaction and integration costs, research and development, restructuring charges, and impairment charges negatively impacted consolidated pretax operating results by $384 million ($663 million net of income taxes, including a deferred tax asset valuation allowance of $366 million) in the third quarter of 2016. Impairment charges, the RehabCare Collection Litigation, litigation contingency expense, restructuring charges, and business interruption settlements negatively impacted consolidated pretax operating results by $193 million ($158 million net of income taxes, including the deferred tax asset valuation allowance adjustment of $40 million) for the nine months ended September 30, 2017. Impairment charges, transaction and integration costs, litigation contingency expense, business interruption settlements, research and development, restructuring charges, and debt amendment costs negatively impacted consolidated pretax operating results by $409 million ($681 million net of income taxes, including a deferred tax asset valuation allowance of $366 million) for the nine months ended September 30, 2016.

Results of Operations – Discontinued Operations

Loss from discontinued operations aggregated $14 million in the third quarter of 2017 compared to $22 million for the same period in 2016. Loss from discontinued operations aggregated $2 million for the nine months ended September 30, 2017 compared to $10 million for the same period in 2016. The Company recorded a net loss on divestiture of operations of $50 million in the third quarter of 2017, primarily related to the SNF Divestiture, including a $3 million lease termination accrual, $24 million of transaction and other costs, an $18 million loss on sale-leaseback transaction, and $7 million of retention costs. The Company recorded a net loss on divestiture of operations of $350 million for the nine months ended September 30, 2017, primarily related to the SNF Divestiture, including a $265 million lease termination accrual, $42 million of transaction and other costs, an $18 million loss on sale-leaseback transaction, and $21 million of retention costs, compared to a net gain on divestiture of operations of $0.2 million for the same period in 2016.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Results of Operations – Discontinued Operations (Continued)

Nursing centers

Revenues declined 28% to $184 million in the third quarter of 2017 compared to $255 million in the same period in 2016 and declined 11% to $690 million for the nine months ended September 30, 2017 compared to $779 million for the nine months ended September 30, 2016. The declines in revenues were primarily as a result of the sale of 54 skilled nursing facilities to new operators during the third quarter of 2017 in conjunction with the SNF Divestiture. These 54 skilled nursing facilities contributed revenues of $105 million and $166 million in the third quarter of 2017 and 2016, respectively, and $435 million and $500 million for the nine months ended September 30, 2017 and 2016, respectively.

Segment adjusted operating income margins declined to 2.7% in the third quarter of 2017 compared to 12.5% for the same period in 2016, and declined to 10.4% for the nine months ended September 30, 2017 compared to 13.6% for the nine months ended September 30, 2016. The declines in both periods were primarily as a result of the previously mentioned sale of 54 skilled nursing facilities to new operators during the third quarter of 2017 in conjunction with the SNF Divestiture.

Average hourly wage rates increased 6% in the third quarter of 2017 and 5% for the nine months ended September 30, 2017 compared to the respective prior year periods, primarily as a result of pay rate increases and higher contract labor costs. Employee benefit costs declined 14% and 10% in the third quarter of 2017 and for the nine months ended September 30, 2017 compared to the same periods in 2016, primarily as a result of the SNF Divestiture for both periods.

Professional liability costs were $8 million and $7 million in the third quarter of 2017 and 2016, respectively, and $26 million and $20 million for the nine months ended September 30, 2017 and 2016, respectively, primarily attributable to increases in the frequency and severity of claims.

Liquidity

Operating cash flows

Cash flows provided by operations (including discontinued operations) was $8 million for the nine months ended September 30, 2017 compared to $41 million for the nine months ended September 30, 2016. Operating cash flows for the nine months ended September 30, 2017 were negatively impacted by $56 million for severance, retention, transaction, litigation, debt refinancing, and lease termination payments, and business interruption settlements. Operating cash flows for the nine months ended September 30, 2017 also were negatively impacted by LTAC patient criteria, approximately $20 million from temporary billing delays and a $16 million decline in operating results both associated with the Hurricanes, and to a lesser extent, growth in managed care and commercial payor mix, which generally requires a longer accounts receivable collection cycle than Medicare. Operating cash flows for the nine months ended September 30, 2016 were negatively impacted by $161 million for severance, retention, transaction, litigation, debt refinancing, and lease termination payments, and business interruption settlements. In January 2016, the Company entered into a settlement agreement with the United States of America, acting through the DOJ and on behalf of the OIG, to resolve a then-pending DOJ investigation concerning the operations of RehabCare. Under the settlement agreement, the Company paid $126 million to the United States during the nine months ended September 30, 2016.

The Company utilizes its ABL Facility to meet working capital needs and finance its acquisition and development activities. As a result, the Company typically carries minimal amounts of cash on its consolidated balance sheet. Based upon the Company’s expected operating cash flows and the availability of borrowings under the ABL Facility ($517 million at September 30, 2017), management believes that the Company has the necessary financial resources to satisfy its expected short-term and long-term liquidity needs.

The Company expects to realize net value of approximately $210 million from the SNF Divestiture, subject to post-closing adjustments, and after the $700 million payment to Ventas, estimated transaction costs of approximately $35 million and estimated severance costs of approximately $35 million. This amount includes approximately $75 million in retained net working capital, the majority of which will be liquidated over late 2017 and early 2018, approximately $145 million of cash tax benefit over time from the creation of an approximately $390 million net operating loss carryforward associated with the SNF Divestiture, and approximately $60 million of value associated with a retained skilled nursing facility, hospital-based sub-acute units and other retained assets. The Company’s deferred tax assets are subjected to a full valuation allowance under the authoritative guidance and the cash tax benefit is subject to the Company generating taxable income over the carryforward period.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Liquidity (Continued)

Operating cash flows (Continued)

In connection with the SNF Divestiture, the Company entered into an interim management agreement in the third quarter of 2017 with certain affiliates of BlueMountain in the state of California whereby the Company would lease its license of certain operations to such affiliates until licensure approval is obtained. Because the Company has continuing involvement in the business through purveying certain rights of ownership of the assets while under the interim management agreement and license sublease, the Company does not meet the requirements for a sale-leaseback transaction as described in ASC 840-40, Leases - Sale-Leaseback Transactions. Under the failed-sale-leaseback accounting model, the Company is deemed under GAAP to still own certain real estate assets sold to BlueMountain, which the Company must continue to reflect in its consolidated balance sheet and depreciate over the assets’ remaining useful life. The Company must also treat a portion of the pretax cash proceeds from the SNF Divestiture as though it were the result of a $141 million other long-term liability financing obligation in its accompanying unaudited condensed consolidated balance sheet, and must also defer a $18 million gain associated with some of these assets until continuing involvement ceases. The lease will terminate upon licensure approval, at which time the Company will cease to recognize the remaining other long-term liability financing obligation, as well as the remaining net book value of the real estate assets and will recognize the gain.

Dividends and other payments

During the nine months ended September 30, 2017, the Company paid a cash dividend of $0.12 per common share on March 31, 2017. The Company’s Board of Directors elected to discontinue paying dividends on the Company’s common stock following the March 31, 2017 payment and instead redirected funds to repay debt and invest in growth.

During the nine months ended September 30, 2016, the Company paid a cash dividend of $0.12 per common share on September 2, 2016 (to shareholders of record as of the close of business on August 18, 2016), June 10, 2016 and April 1, 2016.

The Company made installment payments on the Units of $18.75 per Unit on September 1, 2017 (to holders of record as of the close of business on August 15, 2017), June 1, 2017 and March 1, 2017. The Company made installment payments on the Units of $18.75 per Unit on September 1, 2016 and March 1, 2016, and of $18.76 on June 1, 2016. Each Unit is composed of a Purchase Contract and one share of Mandatory Redeemable Preferred Stock having a final preferred stock installment payment date of December 1, 2017 and an initial liquidation preference of $201.58 per share of Mandatory Redeemable Preferred Stock. To the extent that any Unit has been separated into its constituent Purchase Contract and its constituent share of Mandatory Redeemable Preferred Stock, the installment payment is payable only on the constituent share of Mandatory Redeemable Preferred Stock. The cash funding of installment payments on the Units will require the use of approximately $13 million in 2017, of which $10 million was paid during the nine months ended September 30, 2017.

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

ABL Facility

On September 27, 2017, the Company entered into an amendment to the ABL Facility to update the provisions pertaining to letters of credit issued thereunder.

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

The interest rate swaps were assessed for hedge effectiveness for accounting purposes and the Company determined the interest rate swaps qualify for cash flow hedge accounting at September 30, 2017. The Company records the effective portion of the gain or loss on these derivative financial instruments in accumulated other comprehensive income (loss) as a component of stockholders’ equity and records the ineffective portion of the gain or loss on these derivative financial instruments as interest expense. For the three months and nine months ended September 30, 2017 and 2016, there was no ineffectiveness related to the interest rate swaps.

The aggregate fair value of the interest rate swaps recorded in other accrued liabilities was $1 million and $3 million at September 30, 2017 and December 31, 2016, respectively.

Other financing activities

In the third quarter of 2017, as a result of improved underwriting results, the Company received the September Distribution from Cornerstone and has received distributions totaling $38 million from Cornerstone for the nine months ended September 30, 2017. The September Distribution was used to repay a portion of the Company’s ABL Facility. These distributions were completed in accordance with applicable regulations and had no impact on earnings or cash flows from operations.

In October 2017, in connection with the review of the Company’s insurance programs as a result of the SNF Divestiture, the Company completed the October Insurance Restructuring. With respect to its workers compensation program, approximately $115 million of restricted cash collateral deposits were replaced with letters of credit and approximately $21 million of other cash deposits were released. In addition, certain funding mechanisms associated with the Company’s professional liability insurance and reinsurance agreements were modified such that approximately $106 million of cash deposits maintained at Cornerstone and $4 million of other cash deposits were released to the parent company. In both cases, no changes were made to the financial risk transfer aspects of the Company’s insurance arrangements with third parties. Also in October 2017, as a result of further improvement in Cornerstone’s underwriting results, the Company received the October Distribution. In aggregate, the approximately $281 million generated from the October Insurance Restructuring, the September Distribution and the October Distribution was used to repay in its entirety the Company’s ABL Facility balance and to increase cash reserves. The Company expects that there will be additional cash savings from these activities over the duration of the fourth quarter that will offset approximately $11 million of estimated costs in the same period associated with the October Insurance Restructuring.

Capital Resources

Capital expenditures and acquisitions

Excluding acquisitions, routine capital expenditures (expenditures necessary to maintain existing facilities that generally do not increase capacity or add services) totaled $46 million and $69 million for the nine months ended September 30, 2017 and 2016, respectively. Kindred Hospital Rehabilitation Services development capital expenditures (primarily new IRF development) totaled $0.5 million and $15 million for the nine months ended September 30, 2017 and 2016, respectively. Support center development capital expenditures totaled $17 million and $6 million for the nine months ended September 30, 2017 and 2016, respectively. Nursing center development capital expenditures totaled $6 million for the nine months ended September 30, 2016. Excluding acquisitions, the Company anticipates that routine capital spending for 2017 should approximate $65 million to $70 million and development capital spending should approximate $30 million to $35 million. Management expects that substantially all of these expenditures will be financed through internal sources or borrowings under the ABL Facility. Management believes that its capital expenditure program is adequate to improve and equip existing facilities. At September 30, 2017, the estimated cost to complete and equip construction in progress approximated $26 million.

Acquisition expenditures totaled $7 million and $77 million for the nine months ended September 30, 2017 and 2016, respectively, which were financed with operating cash flows and the ABL Facility, and also for the nine months ended September 30, 2016, an acquisition deposit of $18 million. See note 2 of the notes to unaudited condensed consolidated financial statements.

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

Kindred at Home

Home health.  On November 1, 2017, CMS issued final regulations regarding Medicare payment rates for home health agencies effective January 1, 2018. Included in the final regulations is a net 0.4% reduction, consisting of a market basket update of 1.0% as required by MACRA, less (1) a 0.9% reduction adjustment to account for industry wide case mix growth, and (2) an additional 0.5% reduction for the elimination of the rural add-on provision.

CMS elected to not create a new payment methodology at this time known as the home health grouping model (“HHGM”) as it previously indicated in the proposed regulations it issued in July 2017 (the “Proposed Home Health Regulations”). Under the Proposed Home Health Regulations, beginning in 2019, Medicare payments for home health services would have been based upon HHGM, utilizing a 30-day (rather than a 60-day) episode of care, comorbidities (rather than therapy service-use thresholds), and other criteria to set payments. CMS continues to review the HHGM as well as other alternative home health payment models.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Condensed Consolidated Statement of Operations

(Unaudited)

(In thousands, except per share amounts)

	2016 Quarters				2017 Quarters
	First	Second	Third	Fourth	First	Second	Third
Revenues	$1,603,272	$1,608,265	$1,563,276	$1,514,365	$1,538,682	$1,535,018	$1,477,141
Salaries, wages and benefits	835,580	842,840	867,611	846,232	839,813	833,703	830,558
Supplies	89,059	89,151	85,469	79,386	80,101	77,784	73,344
Building rent	65,985	67,025	66,946	64,350	64,656	64,861	64,422
Equipment rent	10,158	11,211	9,911	8,649	8,887	8,861	8,537
Other operating expenses	165,727	167,607	167,453	156,005	158,824	182,161	155,949
General and administrative expenses	303,284	283,610	262,051	258,703	275,503	266,156	258,834
Other (income) expense	(1,833)	(505)	(341)	(2,387)	30	(2,287)	(638)
Litigation contingency expense	1,910	930	-	-	-	-	4,000
Impairment charges	7,788	6,131	297,276	3,534	474	135,829	-
Restructuring charges	1,952	798	81,463	11,913	10,006	5,050	16,500
Depreciation and amortization	33,554	33,198	32,995	32,072	29,820	25,651	24,808
Interest expense	57,489	58,053	59,856	59,214	59,328	60,801	61,146
Investment income	(236)	(486)	(1,797)	(589)	(509)	(2,228)	(705)
	1,570,417	1,559,563	1,928,893	1,517,082	1,526,933	1,656,342	1,496,755
Income (loss) from continuing operations before income taxes	32,855	48,702	(365,617)	(2,717)	11,749	(121,324)	(19,614)
Provision (benefit) for income taxes	11,462	19,014	283,630	156	2,234	(16,116)	(1,225)
Income (loss) from continuing operations	21,393	29,688	(649,247)	(2,873)	9,515	(105,208)	(18,389)
Discontinued operations, net of income taxes:
Income (loss) from operations	3,862	7,709	(22,060)	7,648	5,867	5,874	(13,612)
Gain (loss) on divestiture of operations	262	(83)	-	(6,923)	(6,166)	(294,039)	(49,663)
Income (loss) from discontinued operations	4,124	7,626	(22,060)	725	(299)	(288,165)	(63,275)
Net income (loss)	25,517	37,314	(671,307)	(2,148)	9,216	(393,373)	(81,664)
Earnings attributable to noncontrolling interests:
Continuing operations	(7,851)	(8,847)	(9,574)	(8,575)	(10,483)	(10,791)	(10,960)
Discontinued operations	(4,665)	(4,678)	(4,732)	(4,684)	(4,481)	(4,954)	(3,162)
	(12,516)	(13,525)	(14,306)	(13,259)	(14,964)	(15,745)	(14,122)
Income (loss) attributable to Kindred	$13,001	$23,789	$(685,613)	$(15,407)	$(5,748)	$(409,118)	$(95,786)
Amounts attributable to Kindred stockholders:
Income (loss) from continuing operations	$13,542	$20,841	$(658,821)	$(11,448)	$(968)	$(115,999)	$(29,349)
Income (loss) from discontinued operations	(541)	2,948	(26,792)	(3,959)	(4,780)	(293,119)	(66,437)
Net income (loss)	$13,001	$23,789	$(685,613)	$(15,407)	$(5,748)	$(409,118)	$(95,786)
Earnings (loss) per common share:
Basic:
Income (loss) from continuing operations	$0.15	$0.24	$(7.58)	$(0.13)	$(0.01)	$(1.33)	$(0.33)
Discontinued operations:
Income (loss) from operations	-	0.03	(0.31)	0.03	0.01	0.01	(0.19)
Gain (loss) on divestiture of operations	-	-	-	(0.08)	(0.07)	(3.36)	(0.57)
Income (loss) from discontinued operations	-	0.03	(0.31)	(0.05)	(0.06)	(3.35)	(0.76)
Net income (loss)	$0.15	$0.27	$(7.89)	$(0.18)	$(0.07)	$(4.68)	$(1.09)
Diluted:
Income (loss) from continuing operations	$0.15	$0.23	$(7.58)	$(0.13)	$(0.01)	$(1.33)	$(0.33)
Discontinued operations:
Income (loss) from operations	-	0.03	(0.31)	0.03	0.01	0.01	(0.19)
Gain (loss) on divestiture of operations	-	-	-	(0.08)	(0.07)	(3.36)	(0.57)
Income (loss) from discontinued operations	-	0.03	(0.31)	(0.05)	(0.06)	(3.35)	(0.76)
Net income (loss)	$0.15	$0.26	$(7.89)	$(0.18)	$(0.07)	$(4.68)	$(1.09)

Shares used in computing earnings (loss) per common share:
Basic	86,590	86,836	86,869	86,904	87,085	87,506	87,597
Diluted	87,249	87,500	86,869	86,904	87,085	87,506	87,597

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Operating Data

(Unaudited)

(In thousands)

	2016 Quarters				2017 Quarters
	First	Second	Third	Fourth	First	Second	Third
Revenues:
Kindred at Home:
Home health	$430,035	$438,556	$449,958	$444,073	$450,831	$459,176	$453,684
Hospice	176,426	185,641	188,575	186,161	179,378	185,281	188,414
	606,461	624,197	638,533	630,234	630,209	644,457	642,098
Hospital division	654,098	645,406	588,943	545,864	556,646	540,809	503,138
Kindred Rehabilitation Services:
Kindred Hospital Rehabilitation Services	167,045	171,095	170,308	171,352	178,115	178,439	173,638
RehabCare	201,081	193,060	189,972	189,332	197,318	193,902	179,095
	368,126	364,155	360,280	360,684	375,433	372,341	352,733
	1,628,685	1,633,758	1,587,756	1,536,782	1,562,288	1,557,607	1,497,969
Eliminations:
Kindred Hospital Rehabilitation Services	(23,713)	(23,472)	(22,330)	(20,209)	(21,148)	(20,086)	(18,376)
RehabCare	(1,171)	(1,333)	(1,632)	(1,667)	(1,878)	(1,867)	(1,893)
Hospitals	(529)	(688)	(518)	(541)	(580)	(636)	(559)
	(25,413)	(25,493)	(24,480)	(22,417)	(23,606)	(22,589)	(20,828)
	$1,603,272	$1,608,265	$1,563,276	$1,514,365	$1,538,682	$1,535,018	$1,477,141

Income (loss) from continuing operations:
Segment adjusted operating income (loss):
Kindred at Home:
Home health	$66,941	$76,030	$75,073	$61,487	$63,750	$76,592	$66,431
Hospice	24,866	31,329	31,326	28,805	27,581	32,784	34,761
	91,807	107,359	106,399	90,292	91,331	109,376	101,192
Hospital division	136,416	127,510	83,940	93,778	93,438	91,580	61,455
Kindred Rehabilitation Services:
Kindred Hospital Rehabilitation Services	48,119	50,729	49,759	49,728	51,760	53,422	49,151
RehabCare	8,820	10,254	6,740	3,421	7,896	(14,305)	7,619
	56,939	60,983	56,499	53,149	59,656	39,117	56,770
Support center expenses	(72,022)	(68,444)	(62,823)	(58,627)	(60,014)	(62,572)	(60,323)
Litigation contingency expense	(1,910)	(930)	-	-	-	-	(4,000)
Impairment charges	(7,788)	(6,131)	(297,276)	(3,534)	(474)	(135,829)	-
Restructuring charges	(1,701)	(336)	(22,813)	(9,884)	(8,101)	(3,116)	(14,375)
Transaction costs	(1,685)	(1,846)	(2,982)	(2,166)	-	-	-
Building rent	(65,985)	(67,025)	(66,946)	(64,350)	(64,656)	(64,861)	(64,422)
Equipment rent	(10,158)	(11,211)	(9,911)	(8,649)	(8,887)	(8,861)	(8,537)
Restructuring charges - rent	(251)	(462)	(58,650)	(2,029)	(1,905)	(1,934)	(2,125)
Depreciation and amortization	(33,554)	(33,198)	(32,995)	(32,072)	(29,820)	(25,651)	(24,808)
Interest, net	(57,253)	(57,567)	(58,059)	(58,625)	(58,819)	(58,573)	(60,441)
Income (loss) from continuing operations before income taxes	32,855	48,702	(365,617)	(2,717)	11,749	(121,324)	(19,614)
Provision (benefit) for income taxes	11,462	19,014	283,630	156	2,234	(16,116)	(1,225)
	$21,393	$29,688	$(649,247)	$(2,873)	$9,515	$(105,208)	$(18,389)

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Operating Data (Continued)

(Unaudited)

(In thousands)

	2016 Quarters				2017 Quarters
	First	Second	Third	Fourth	First	Second	Third
Rent:
Kindred at Home:
Home health:
Building	$8,147	$8,390	$8,188	$8,301	$8,147	$8,078	$7,993
Equipment	377	344	284	297	306	274	251
	8,524	8,734	8,472	8,598	8,453	8,352	8,244
Hospice:
Building	4,271	4,259	4,264	4,311	4,256	4,118	4,139
Equipment	88	87	78	81	84	88	82
	4,359	4,346	4,342	4,392	4,340	4,206	4,221
Hospital division:
Building	44,379	45,075	45,173	42,754	43,271	43,662	43,193
Equipment	8,664	9,809	8,521	7,245	7,474	7,480	7,193
	53,043	54,884	53,694	49,999	50,745	51,142	50,386
Kindred Rehabilitation Services:
Kindred Hospital Rehabilitation Services:
Building	8,359	8,522	8,448	8,381	8,423	8,481	8,559
Equipment	404	374	404	385	375	381	399
	8,763	8,896	8,852	8,766	8,798	8,862	8,958
RehabCare:
Building	293	325	331	327	323	320	317
Equipment	586	568	594	613	621	610	585
	879	893	925	940	944	930	902
Support center:
Building	536	454	542	276	236	202	221
Equipment	39	29	30	28	27	28	27
	575	483	572	304	263	230	248
Totals:
Building	65,985	67,025	66,946	64,350	64,656	64,861	64,422
Equipment	10,158	11,211	9,911	8,649	8,887	8,861	8,537
	$76,143	$78,236	$76,857	$72,999	$73,543	$73,722	$72,959
Depreciation and amortization:
Kindred at Home:
Home health	$4,236	$3,877	$3,803	$3,805	$3,128	$2,491	$2,662
Hospice	1,600	1,525	1,563	1,676	1,285	1,102	946
	5,836	5,402	5,366	5,481	4,413	3,593	3,608
Hospital division	13,322	13,223	12,789	11,284	10,874	10,357	10,637
Kindred Rehabilitation Services:
Kindred Hospital Rehabilitation Services	3,524	3,529	3,576	3,909	3,843	3,555	3,808
RehabCare	1,989	1,983	2,011	1,978	1,845	1,596	338
	5,513	5,512	5,587	5,887	5,688	5,151	4,146
Support center	8,883	9,061	9,253	9,420	8,845	6,550	6,417
	$33,554	$33,198	$32,995	$32,072	$29,820	$25,651	$24,808

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Operating Data (Continued)

(Unaudited)

(In thousands)

	2016 Quarters				2017 Quarters
	First	Second	Third	Fourth	First	Second	Third
Capital expenditures, excluding acquisitions (including discontinued operations):
Kindred at Home:
Home health:
Routine	$2,391	$1,318	$1,300	$1,392	$1,038	$1,066	$1,105
Development	-	-	-	-	-	-	-
	2,391	1,318	1,300	1,392	1,038	1,066	1,105
Hospice:
Routine	671	620	637	414	629	414	674
Development	-	-	-	-	-	-	-
	671	620	637	414	629	414	674
Hospital division:
Routine	5,440	6,410	5,649	6,359	3,123	3,877	3,325
Development	-	-	-	-	-	-	-
	5,440	6,410	5,649	6,359	3,123	3,877	3,325
Kindred Rehabilitation Services:
Kindred Hospital Rehabilitation Services:
Routine	301	377	380	331	418	1,225	621
Development	4,246	6,125	4,973	5,429	482	2	14
	4,547	6,502	5,353	5,760	900	1,227	635
RehabCare:
Routine	175	332	698	662	187	183	264
Development	-	-	-	-	-	-	-
	175	332	698	662	187	183	264
Support center:
Routine:
Information systems	5,815	11,898	7,031	13,379	4,109	9,000	8,511
Other	147	3,174	692	682	842	66	396
	5,962	15,072	7,723	14,061	4,951	9,066	8,907
Development	1,701	1,316	2,828	2,272	4,951	5,833	6,386
	7,663	16,388	10,551	16,333	9,902	14,899	15,293
Discontinued operations - nursing centers:
Routine	3,166	4,595	5,486	4,130	1,595	1,565	1,567
Development	4,072	1,266	585	12	6	22	15
	7,238	5,861	6,071	4,142	1,601	1,587	1,582
Totals:
Routine	18,106	28,724	21,873	27,349	11,941	17,396	16,463
Development	10,019	8,707	8,386	7,713	5,439	5,857	6,415
	$28,125	$37,431	$30,259	$35,062	$17,380	$23,253	$22,878

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Operating Data (Continued)

(Unaudited)

	2016 Quarters				2017 Quarters
	First	Second	Third	Fourth	First	Second	Third
Kindred at Home:
Home health:
Sites of service (at end of period)	384	384	395	390	379	377	376
Revenue mix %:
Medicare	79.8	79.3	78.1	77.9	76.7	75.7	74.0
Medicaid	2.1	2.1	2.5	1.9	1.7	1.7	1.7
Commercial and other	8.4	8.2	8.6	10.6	11.5	11.4	12.7
Commercial paid at episodic rates	9.7	10.4	10.8	9.6	10.1	11.2	11.6
Episodic revenues ($ 000s)	$325,821	$332,193	$332,562	$323,398	$326,881	$334,420	$320,279
Total admissions	88,696	87,084	86,761	87,148	94,510	89,018	87,156
Same-store total admissions	87,394	85,922	85,511	86,056	93,922	88,300	86,312
Total episodic admissions	71,426	70,212	69,219	67,501	73,270	69,657	67,790
Same-store total episodic admissions	70,416	69,317	68,285	66,784	72,911	69,207	67,191
Medicare episodic admissions	62,011	60,730	59,823	59,540	62,404	58,575	56,772
Total episodes	113,887	113,278	113,256	111,164	114,964	113,579	111,488
Episodes per admission	1.59	1.61	1.64	1.65	1.57	1.63	1.64
Revenue per episode	$2,861	$2,933	$2,936	$2,909	$2,843	$2,944	$2,873
Hospice:
Sites of service (at end of period)	177	177	185	183	180	177	178
Admissions	13,234	13,149	12,916	12,660	13,649	12,561	12,236
Same-store admissions	12,761	12,743	12,541	12,362	13,332	12,363	11,997
Average length of stay	92	91	98	100	96	94	97
Patient days	1,183,908	1,238,584	1,277,125	1,246,152	1,193,061	1,215,619	1,239,094
Average daily census	13,010	13,611	13,882	13,545	13,256	13,358	13,468
Revenue per patient day	$149	$150	$148	$149	$150	$152	$152
Community Care and other revenues (included in home health business segment) ($ 000s)	$66,305	$68,229	$75,978	$74,875	$74,095	$74,222	$79,720

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Operating Data (Continued)

(Unaudited)

	2016 Quarters				2017 Quarters
	First	Second	Third	Fourth	First	Second	Third
Hospitals (excluding sub-acute units and skilled nursing facility):
End of period data:
Number of transitional care hospitals	95	97	94	82	82	81	77
Number of licensed beds	7,089	7,067	6,890	6,107	6,107	6,041	5,797
Revenue mix %:
Medicare	57.8	55.5	54.6	53.5	52.8	50.3	50.6
Medicaid	4.2	4.2	4.0	4.5	3.9	5.0	4.3
Medicare Advantage	11.5	12.0	12.1	11.0	12.2	12.3	12.3
Medicaid Managed	5.6	6.3	7.3	8.0	9.1	9.1	10.1
Commercial insurance and other	20.9	22.0	22.0	23.0	22.0	23.3	22.7
Patient criteria data:
Revenues:
Compliant patients				88.5%	86.0%	88.3%	89.1%
Site neutral				11.5%	14.0%	11.7%	10.9%
Revenues per patient day:
Compliant patients				$1,853	$1,816	$1,806	$1,799
Site neutral				926	1,041	1,053	1,067
Total				1,662	1,645	1,667	1,674
Admissions:
Medicare	8,919	8,253	7,861	7,351	7,529	6,743	6,073
Medicaid	463	386	375	336	354	381	362
Medicare Advantage	1,453	1,382	1,327	1,210	1,354	1,239	1,197
Medicaid Managed	733	768	861	787	851	903	861
Commercial insurance and other	1,871	1,807	1,727	1,488	1,614	1,608	1,483
	13,439	12,596	12,151	11,172	11,702	10,874	9,976
Patient days:
Medicare	229,004	219,013	202,482	186,290	187,738	173,916	158,083
Medicaid	21,134	19,409	16,781	12,181	13,334	13,333	13,429
Medicare Advantage	45,760	47,697	43,241	37,526	41,020	40,555	38,338
Medicaid Managed	25,341	27,267	28,534	29,275	32,713	32,635	31,249
Commercial insurance and other	62,769	63,009	59,856	54,148	53,695	54,809	49,895
	384,008	376,395	350,894	319,420	328,500	315,248	290,994
Average length of stay:
Medicare	25.7	26.5	25.8	25.3	24.9	25.8	26.0
Medicaid	45.6	50.3	44.7	36.3	37.7	35.0	37.1
Medicare Advantage	31.5	34.5	32.6	31.0	30.3	32.7	32.0
Medicaid Managed	34.6	35.5	33.1	37.2	38.4	36.1	36.3
Commercial insurance and other	33.5	34.9	34.7	36.4	33.3	34.1	33.6
Weighted average	28.6	29.9	28.9	28.6	28.1	29.0	29.2
Revenues per admission:
Medicare	$41,717	$42,579	$39,945	$38,602	$37,867	$39,219	$40,577
Medicaid	57,928	69,797	61,338	70,333	60,091	69,304	57,365
Medicare Advantage	51,080	55,105	52,363	48,387	48,555	51,958	50,301
Medicaid Managed	49,287	51,696	48,631	54,238	57,736	53,159	57,172
Commercial insurance and other	71,651	77,193	73,515	82,066	73,750	76,007	74,435
Weighted average	47,868	50,309	47,348	47,507	46,170	48,322	48,818
Revenues per patient day:
Medicare	$1,625	$1,605	$1,551	$1,523	$1,519	$1,521	$1,559
Medicaid	1,269	1,388	1,371	1,940	1,595	1,980	1,546
Medicare Advantage	1,622	1,597	1,607	1,560	1,603	1,587	1,571
Medicaid Managed	1,426	1,456	1,467	1,458	1,502	1,471	1,575
Commercial insurance and other	2,136	2,214	2,121	2,255	2,217	2,230	2,212
Weighted average	1,675	1,684	1,640	1,662	1,645	1,667	1,674
Medicare case mix index (discharged patients only)	1.163	1.179	1.172	1.153	1.172	1.171	1.180
Average daily census	4,220	4,136	3,814	3,472	3,650	3,464	3,163
Occupancy %	68.0	67.5	61.6	64.1	67.6	64.3	59.9

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Operating Data (Continued)

(Unaudited)

	2016 Quarters				2017 Quarters
	First	Second	Third	Fourth	First	Second	Third
Same-hospital data:
End of period data:
Number of transitional care hospitals	74	74	77	77	74	74	77
Number of licensed beds	5,680	5,680	5,797	5,797	5,680	5,680	5,797
Revenue mix %:
Medicare	58.0	55.2	53.9	53.1	52.0	50.2	50.6
Medicaid	3.8	3.9	3.6	4.5	4.2	5.2	4.3
Medicare Advantage	11.2	11.7	12.3	11.0	12.1	11.9	12.4
Medicaid Managed	5.9	6.8	7.9	8.3	9.4	9.4	10.1
Commercial insurance and other	21.1	22.4	22.3	23.1	22.3	23.3	22.6
Patient criteria data:
Revenues:
Compliant patients				88.7%	86.0%	88.5%	89.1%
Site neutral				11.3%	14.0%	11.5%	10.9%
Revenues per patient day:
Compliant patients				$1,860	$1,827	$1,811	$1,799
Site neutral				924	1,049	1,060	1,067
Total				1,669	1,656	1,674	1,673
Admissions:
Medicare	7,524	6,946	6,758	7,023	7,045	6,408	6,018
Medicaid	391	334	333	328	351	377	361
Medicare Advantage	1,178	1,101	1,140	1,160	1,274	1,150	1,190
Medicaid Managed	629	694	783	784	830	865	851
Commercial insurance and other	1,500	1,467	1,415	1,416	1,507	1,507	1,468
	11,222	10,542	10,429	10,711	11,007	10,307	9,888
Patient days:
Medicare	193,263	184,241	173,863	178,719	175,712	165,065	156,412
Medicaid	14,382	13,304	11,631	11,923	13,580	13,180	13,433
Medicare Advantage	37,161	39,474	38,245	36,329	38,640	37,685	38,098
Medicaid Managed	22,332	24,736	26,552	29,216	32,097	31,858	30,816
Commercial insurance and other	51,709	52,030	51,043	52,162	51,097	52,033	49,402
	318,847	313,785	301,334	308,349	311,126	299,821	288,161
Average length of stay:
Medicare	25.7	26.5	25.7	25.4	24.9	25.8	26.0
Medicaid	36.8	39.8	34.9	36.4	38.7	35.0	37.2
Medicare Advantage	31.5	35.9	33.5	31.3	30.3	32.8	32.0
Medicaid Managed	35.5	35.6	33.9	37.3	38.7	36.8	36.2
Commercial insurance and other	34.5	35.5	36.1	36.8	33.9	34.5	33.7
Weighted average	28.4	29.8	28.9	28.8	28.3	29.1	29.1
Revenues per admission:
Medicare	$42,061	$43,021	$40,020	$38,946	$38,018	$39,353	$40,513
Medicaid	52,717	63,223	54,880	70,959	61,618	68,915	57,689
Medicare Advantage	51,952	57,600	54,398	48,889	48,906	52,111	50,241
Medicaid Managed	51,560	52,725	50,360	54,345	58,187	54,199	57,158
Commercial insurance and other	76,679	82,451	79,176	83,792	76,366	77,666	74,312
Weighted average	48,630	51,310	48,155	48,059	46,802	48,705	48,761
Revenues per patient day:
Medicare	$1,638	$1,622	$1,556	$1,530	$1,524	$1,528	$1,559
Medicaid	1,433	1,587	1,571	1,952	1,593	1,971	1,550
Medicare Advantage	1,647	1,607	1,621	1,561	1,612	1,590	1,569
Medicaid Managed	1,452	1,479	1,485	1,458	1,505	1,472	1,578
Commercial insurance and other	2,224	2,325	2,195	2,275	2,252	2,249	2,208
Weighted average	1,712	1,724	1,667	1,669	1,656	1,674	1,673
Average daily census	3,504	3,448	3,275	3,352	3,457	3,295	3,132

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Operating Data (Continued)

(Unaudited)

	2016 Quarters				2017 Quarters
	First	Second	Third	Fourth	First	Second	Third
Kindred Rehabilitation Services:
Kindred Hospital Rehabilitation Services:
Freestanding IRFs:
End of period data:
Number of IRFs	19	19	19	19	19	19	19
Number of licensed beds	969	969	969	995	995	995	995
Discharges (a)	4,448	4,646	4,644	4,671	4,775	4,766	4,755
Same-hospital discharges (a)	4,295	4,535	4,546	4,538	4,393	4,517	4,477
Occupancy % (a)	70.6	70.6	68.8	66.5	71.4	70.0	68.8
Average length of stay (a)	13.2	12.9	12.7	12.6	12.8	12.8	12.7
Revenue per discharge (a)	$19,731	$19,318	$19,599	$19,486	$20,097	$20,620	$20,329
Contract services:
Sites of service (at end of period):
Inpatient rehabilitation units (ARUs)	104	105	104	102	101	102	101
LTAC hospitals	119	121	120	119	119	116	110
Sub-acute units	7	7	7	5	7	6	6
Outpatient units	139	138	139	132	129	121	123
	369	371	370	358	356	345	340
Revenue per site	$211,417	$215,798	$210,810	$220,733	$227,100	$228,534	$222,504
RehabCare:
Sites of service (at end of period)	1,767	1,759	1,754	1,718	1,703	1,734	1,624
Revenue per site	$113,798	$109,756	$108,308	$110,204	$115,865	$111,823	$110,281

(a)	Excludes non-consolidating IRF.

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

The following table provides information as of September 30, 2017 about the Company’s financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted average interest rates by expected maturity date.

Interest Rate Sensitivity

Principal (Notional) Amount by Expected Maturity

Average Interest Rate

(Dollars in thousands)

	Expected maturities
	2017	2018	2019	2020	2021	Thereafter	Total	Fair value September 30, 2017
Liabilities:
Long-term debt, including amounts due within one year:
Fixed rate:
Notes due 2020 (a)	$-	$-	$-	$750,000	$-	$-	$750,000	$742,500
Notes due 2022 (a)	-	-	-	-	-	500,000	500,000	463,800
Notes due 2023 (a)	-	-	-	-	-	600,000	600,000	562,500
Mandatory Redeemable Preferred Stock (a)	3,177	-	-	-	-	-	3,177	1,033
Other	86	143	-	-	-	-	229	229	(b)
	$3,263	$143	$-	$750,000	$-	$1,100,000	$1,853,406	$1,770,062
Average interest rate	7.1%	2.7%		8.0%		7.7%
Variable rate:
ABL Facility (c)	$-	$-	$156,200	$-	$-	$-	$156,200	$156,200
Term Loan Facility (a,d,e)	3,508	14,034	14,034	14,034	1,313,326	-	1,358,936	1,360,635
Other (f)	587	-	-	-	-	-	587	587
	$4,095	$14,034	$170,234	$14,034	$1,313,326	$-	$1,515,723	$1,517,422

(a)

The expected maturities exclude total debt issuance costs, net of accumulated amortization, of approximately $43 million, comprised of $6 million for the Notes due 2020, $5 million for the Notes due 2022, $7 million for the Notes due 2023, $0.1 million for the Mandatory Redeemable Preferred Stock, and $25 million for the Term Loan Facility.

(b)	Calculated based upon the net present value of future principal and interest payments using an average interest rate of 2.7%.
(c)

Interest on borrowings under the ABL Facility is payable at a rate per annum equal to the applicable margin plus, at the Company’s option, either: (1) LIBOR determined by reference to the costs of funds for Eurodollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, or (2) a base rate determined by reference to the highest of: (a) the prime rate of JPMorgan Chase Bank, N.A., (b) the federal funds effective rate plus one-half of 1.00% and (c) LIBOR as described in subclause (1) plus 1.00%. At September 30, 2017, the applicable margin for borrowings under the ABL Facility was 2.00% with respect to LIBOR borrowings and 1.00% with respect to base rate borrowings. The applicable margin is subject to adjustment each fiscal quarter, based upon average historical excess availability during the preceding quarter.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures and Changes in Internal Control Over Financial Reporting

The Company has carried out an evaluation under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2017, the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, are effective.

There has been no change in the Company’s internal control over financial reporting during the Company’s quarter ended September 30, 2017, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Shareholder derivative action

On March 16, 2016, a shareholder derivative action (previously defined as the “Complaint”) was filed against certain of the Company’s current and former officers and directors in circuit court for Jefferson County, Kentucky. The Complaint also names the Company as a nominal defendant. The Complaint alleges that the named current and former officers and directors breached their respective duties of good faith, loyalty, and candor, and other general fiduciary duties owed to the Company and its shareholders by, among other things, failing to exercise reasonable and prudent supervision over the management, policies, and controls of the Company in order to detect practices that existed at RehabCare resulting in the Company having to enter into two separate settlement agreements with the DOJ. The Company has tentatively settled this lawsuit and is awaiting final court approval of such settlement. The Company recorded a loss reserve of $1 million in the third quarter of 2017 related to this matter. The Company disputes the allegations made in the Complaint and will defend this action and any related claims vigorously.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total number of shares (or units) purchased (a)	Average price paid per share (or unit) (b)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
Month #1 (July 1 – July 31)	5,965	$9.30	–	$–
Month #2 (August 1 – August 31)	4,184	7.95	–	–
Month #3 (September 1 – September 30)	–	–	–	–
Total	10,149	$8.74	–	$–

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
10.1*

Amendment to the Fourth Amended and Restated ABL Credit Agreement dated as of September 27, 2017 by and among Kindred Healthcare, Inc., the Consenting Lenders party thereto and JPMorgan Chase Bank, N.A. as administrative agent.

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

KINDRED HEALTHCARE, INC.
Date: November 6, 2017	/S/ Benjamin A. Breier
Benjamin A. Breier
President and Chief Executive Officer
Date: November 6, 2017	/S/ Stephen D. Farber
Stephen D. Farber
Executive Vice President, Chief Financial Officer