Form 10-K
period 2017-12-31
KINDRED HEALTHCARE, INC
filed 2018-03-01
CIK 1060009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Large accelerated filer  ☑   Accelerated filer  ☐   Non-accelerated filer  ☐   Smaller reporting company  ☐ Emerging growth company  ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the shares of the registrant held by non-affiliates of the registrant, based on the closing price of such stock on the New York Stock Exchange on June 30, 2017, was approximately $974,300,000. For purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates.

As of January 31, 2018, there were 91,413,775 shares of the registrant’s common stock, $0.25 par value, outstanding.

All references in this Annual Report on Form 10-K to “Kindred,” “Company,” “we,” “us,” or “our” mean Kindred Healthcare, Inc. and, unless the context otherwise requires, our consolidated subsidiaries.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and the documents we incorporate by reference herein include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements include, but are not limited to, all statements regarding our ability to complete the Merger (as defined below) and the expected timing of such Merger, as well as our ability to realize the anticipated benefits from the Merger, all statements regarding our expected future financial position, results of operations, cash flows, dividends, financing plans, business strategy, budgets, capital expenditures, competitive positions, growth opportunities, plans and objectives of management, government investigations, regulatory matters, and statements containing words such as “anticipate,” “approximate,” “believe,” “plan,” “estimate,” “expect,” “project,” “could,” “would,” “should,” “will,” “intend,” “hope,” “may,” “potential,” “upside,” “seek,” “continue,” and other similar expressions. Statements in this report concerning our business outlook or future economic performance, anticipated profitability, revenues, expenses, dividends or other financial items, and product or services-line growth, and expected outcome of government investigations and other regulatory matters, together with other statements that are not historical facts, are forward-looking statements that are estimates reflecting our best judgment based upon currently available information.

Such forward-looking statements are inherently uncertain, and stockholders and other potential investors must recognize that actual results may differ materially from our expectations as a result of a variety of factors, including, without limitation, those discussed below. Such forward-looking statements are based upon management’s current expectations and include known and unknown risks, uncertainties, and other factors, many of which we are unable to predict or control, that may cause our actual results, performance, or plans to differ materially from any future results, performance, or plans expressed or implied by such forward-looking statements. Risks and uncertainties related to the Merger include, but are not limited to, the occurrence of any event, change or other circumstance that could give rise to the termination of the Merger Agreement (as defined below); the failure of the parties to satisfy conditions to completion of the Merger, including the failure of our stockholders to approve the Merger or the failure of the parties to obtain required regulatory approvals; the risk that regulatory or other approvals are delayed or are subject to terms and conditions that are not anticipated; changes in our business or in our or our businesses’ operating prospects; changes in health care and other laws and regulations; the impact of the announcement of, or failure to complete, the Merger on our relationships with employees, customers, vendors and other business partners; and litigation related to the Merger. These statements involve risks, uncertainties, and other factors discussed below and detailed from time to time in our filings with the Securities and Exchange Commission (“SEC”).

In addition to the factors set forth above, other factors that may affect our plans, results, or stock price include, without limitation:

•

the impact of healthcare reform, which will initiate significant changes to the United States healthcare system, including potential material changes to the delivery of healthcare services and the reimbursement paid for such services by the government or other third party payors, including reforms resulting from the Patient Protection and Affordable Care Act and the Healthcare Education and Reconciliation Act (collectively, the “ACA”) or future deficit reduction measures adopted at the federal or state level. Healthcare reform is impacting each of our businesses in some manner. Potential future efforts in the U.S. Congress to repeal, amend, modify, or retract funding for various aspects of the ACA create additional uncertainty about the ultimate impact of the ACA on us and the healthcare industry. Due to the substantial regulatory changes that will need to be implemented by the Centers for Medicare and Medicaid Services (“CMS”) and others, and the numerous processes required to implement these reforms, we cannot predict which healthcare initiatives will be implemented at the federal or state level, the timing of any such reforms, or the effect such reforms or any other future legislation or regulation will have on our business, financial position, results of operations, and liquidity,

•

our ability to adjust to the new patient criteria for long-term acute care (“LTAC”) hospitals under the Pathway for SGR Reform Act of 2013 (the “SGR Reform Act”), which reduces the population of patients eligible for reimbursement under the Medicare prospective payment system for LTAC hospitals (“LTAC PPS”) and changes the basis upon which we are paid for other patients,

•

changes in the reimbursement rates or the methods or timing of payment from third party payors, including commercial payors and the Medicare and Medicaid programs, changes arising from and related to LTAC PPS, including potential changes in the Medicare payment rules, and changes in Medicare and Medicaid reimbursement for our home health and hospice operations, transitional care (“TC”) hospitals, and inpatient rehabilitation hospitals (“IRFs”),

•

our significant level of indebtedness, including our ability to meet our substantial debt service requirements, and its impact on our funding costs, operating flexibility, and ability to fund ongoing operations, development capital expenditures, or other strategic acquisitions with additional borrowings,

•	our ability to comply with the terms of our corporate integrity agreement with the United States Department of Health and Human Services (“HHS”) Office of Inspector General (“OIG”),
•	our ability to complete the Merger, and realize the anticipated benefits from the Merger,
•	the diversion of management and employee time, the use of resources and the incurrence of significant costs in seeking to complete the Merger,
•	the effects of additional legislative changes and government regulations, interpretation of regulations, and changes in the nature and enforcement of regulations governing the healthcare industry,
•	the ability of our hospitals and other healthcare services to adjust to medical necessity reviews,
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
•

the costs of defending and insuring against alleged professional liability and other claims and investigations (including those related to pending investigations and whistleblower and wage and hour class action lawsuits against us) and our ability to predict the estimated costs and reserves related to such claims and investigations, including the impact of differences in actuarial assumptions and estimates compared to eventual outcomes,

•

our ability to comply with our rental and debt agreements, including payment of amounts owed thereunder and compliance with the covenants contained therein, including under our master lease agreement with Ventas, Inc. (“Ventas”),

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

PART I

Item 1. Business

GENERAL

We are a healthcare services company that through our subsidiaries operates a home health, hospice and community care business, TC hospitals, IRFs, and a contract rehabilitation services business across the United States. We are organized into three operating divisions: the Kindred at Home division, the hospital division, and the Kindred Rehabilitation Services division. At December 31, 2017, our (1) Kindred at Home division primarily provided home health, hospice, and community care services from 608 sites of service in 40 states, (2) hospital division operated 75 TC hospitals (certified as LTAC hospitals under the Medicare program) in 17 states, and (3) Kindred Rehabilitation Services division operated 19 IRFs and 99 hospital-based acute rehabilitation units (“ARUs”) (certified as IRFs), and provided rehabilitation services primarily in hospitals and long-term care settings in 45 states.

All financial and statistical information presented in this Annual Report on Form 10-K reflects the continuing operations of our businesses for all periods presented unless otherwise indicated.

Merger Agreement.  On December 19, 2017, we announced that our Board of Directors (the “Board”) had approved a definitive agreement under which we will be acquired by a consortium of three companies: TPG Capital (“TPG”), Welsh, Carson, Anderson & Stowe (“WCAS”) and Humana Inc. (“Humana”). Subject to the terms and conditions of an Agreement and Plan of Merger (the “Merger Agreement”) among the Company, Kentucky Hospital Holdings, LLC (“HospitalCo Parent”), Kentucky Homecare Holdings, Inc. (“Parent”) and Kentucky Homecare Merger Sub, Inc. (“Merger Sub”), Merger Sub will be merged with and into Kindred (the “Merger”), with Kindred continuing as the surviving company in the Merger (the “Surviving Entity”).

At the effective time of the Merger, each share of our common stock, par value $0.25 per share (“Common Stock”) issued and outstanding immediately prior to the effective time of the Merger (other than shares held by Parent, HospitalCo Parent, Merger Sub or Kindred and their respective wholly owned subsidiaries (which will be cancelled) and shares that are owned by stockholders who have properly exercised and perfected a demand for appraisal rights under Delaware law), will be cancelled and converted into the right to receive $9.00 in cash, without interest (the “Merger Consideration”).

The Merger Agreement contains customary representations, warranties and covenants for a transaction of this nature. The Merger Agreement also contains customary covenants, including, among others, covenants (i) providing for us and our respective subsidiaries to conduct business in all material respects in the ordinary course and not to take certain actions without Merger Sub’s consent and (ii) for each of the parties to use reasonable best efforts to cause the transactions contemplated by the Merger Agreement to be consummated. Additionally, the Merger Agreement provides for customary pre-closing covenants, including covenants not to solicit proposals relating to alternative transactions or, subject to certain exceptions, enter into discussions concerning or provide information in connection with alternative transactions, covenants to call and hold a meeting of our stockholders and a covenant to recommend that our stockholders adopt the Merger Agreement, subject to certain exceptions to permit our directors to satisfy their applicable fiduciary duties.

Consummation of the Merger is subject to various conditions, including, among others, adoption of the Merger Agreement by the requisite vote of our stockholders, the receipt of certain licensure and regulatory approvals, the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvement Act of 1976, as amended (this condition was satisfied on February 20, 2018), the consummation of the purchase of the two remaining skilled nursing facilities from Ventas and payment of corresponding expense reimbursements to Ventas (this condition was satisfied on December 21, 2017), the satisfaction of the closing conditions to the Separation Agreement (as defined below) and certain related entity conversions, the absence of any material adverse effect on each of us, our home health, hospice and community care business, and our TC hospitals, IRFs and contract rehabilitation services business, and certain other customary closing conditions.

The Merger Agreement also contains certain termination rights for us and Merger Sub (including if the Merger is not consummated by August 17, 2018 (the “End Date”)) and provides that upon termination of the Merger Agreement under specified circumstances, including, among others, following a change in recommendation of our Board or our termination of the Merger Agreement to enter into a written definitive agreement for a “superior proposal,” we will be required to pay Merger Sub a termination fee of $29 million and reimburse the documented out-of-pocket expenses of Parent, HospitalCo Parent and certain of their affiliates in connection with the Merger Agreement (the “Parent Expenses”) up to $10 million.

If the Merger Agreement is submitted to a vote of our stockholders and approval of the Merger Agreement is not obtained, we will be required to reimburse Merger Sub for the amount of the Parent Expenses, up to $7.5 million.

Parent will be required to pay us a reverse termination fee of $61.5 million, and to reimburse certain of our expenses, including the reasonable and documented out-of-pocket expenses we incurred in connection with the implementation of the Separation Transactions (as defined in the Separation Agreement), up to $13.5 million, in the event the Merger Agreement is terminated (i) by us, subject to certain limitations set forth in the Merger Agreement, if (A) there has been a breach of a representation, warranty or covenant of Parent or Merger Sub that would cause the related closing condition to be incapable of being satisfied or cured by the End Date or, if curable, is not cured by Parent or Merger Sub by the earlier of 30 days after receipt of written notice of such breach and the End Date, (B) the conditions to Parent, HospitalCo Parent and Merger Sub’s obligations to consummate the closing have been satisfied (other than those conditions that by their terms are to be satisfied at or immediately prior to the closing, provided that such conditions are then capable of being satisfied at the closing), we have irrevocably confirmed to Parent in writing that we are prepared and able to consummate the closing, and Parent and Merger Sub fail to consummate the Merger by the later of the date the closing should have occurred and three business days following the date of the notice from us described above, or (ii) by us or Parent if the Merger has not occurred by the End Date and at the time of termination all of the conditions to Parent, HospitalCo Parent and Merger Sub’s obligations to consummate the closing have been satisfied (other than those conditions that by their terms are to be satisfied by actions taken at the closing, provided that such conditions are then capable of being satisfied at the closing) other than those relating to obtaining specified licensure and regulatory approvals and/or there being any injunction or other order by a governmental entity charged with jurisdiction over the granting of such approvals.

In connection with the Merger Agreement, Parent and HospitalCo Parent have obtained equity and debt financing commitments for the transactions contemplated by the Merger Agreement and the Separation Agreement, the aggregate proceeds of which will be sufficient to consummate the transactions contemplated by the Merger Agreement and the Separation Agreement on the closing date, including the payment of any amounts required to be paid by Parent pursuant to the Merger Agreement on the closing date, the repayment of our existing indebtedness, and the payment of all fees and expenses reasonably expected to be incurred in connection therewith. Pursuant to equity commitment letters executed and delivered concurrently with the Merger Agreement, subject to the terms and conditions set forth therein, Humana, TPG, WCAS and Port-aux-Choix Private Investments Inc. (“PSP”), have committed to, severally but not jointly, capitalize Parent, and TPG, WCAS and PSP have committed, severally but not jointly, to capitalize HospitalCo Parent, with the aggregate amount of the equity financing. In addition, each of Humana, TPG, WCAS and PSP have provided us limited guarantees, guaranteeing Parent’s obligation to pay the reverse termination fee and certain other reimbursement obligations of the Parent and Merger Sub pursuant to the Merger Agreement.

Separation Agreement.  Concurrently with the execution and delivery of the Merger Agreement, on December 19, 2017, Kindred, Parent, HospitalCo Parent, and Kentucky Hospital Merger Sub, Inc., entered into a Separation Agreement (the “Separation Agreement”), pursuant to which, promptly following the effective time of the Merger, the Surviving Entity will be separated from our home health, hospice and community care services business and acquired by HospitalCo Parent.

The Separation Agreement relates to, among other things (i) certain restructuring transactions that are to take place with respect to us and our subsidiaries, (ii) procedures concerning the transfer of certain assets and employees used or employed in our respective businesses and (iii) the allocation of costs and expenses related to the separation of the Surviving Entity from the Homecare Business (as defined in the Separation Agreement). The Separation Agreement requires, among other things, us to take certain actions and expend certain efforts prior to the closing of the Merger in preparation for such separation transactions.

Ventas Lease Amendment.  Concurrently with the execution and delivery of the Merger Agreement, on December 19, 2017, we and Ventas entered into Amendment No. 2 (the “Ventas Lease Amendment”) to the Second Amended and Restated Master Lease Agreement No. 5 (the “Master Lease Agreement”) pursuant to which, among other things, (i) Ventas agreed that the transactions contemplated by the Merger Agreement and the Separation Agreement comply with the Master Lease Agreement, subject to the satisfaction of the remaining requirements in the Master Lease Agreement related thereto, including payment to Ventas of a transaction fee equal to 10% of annual base rent under the Master Lease Agreement upon closing of the transactions, (ii) we agreed to pay to Ventas an additional $5 million fee within one business day of the signing of the Merger Agreement in exchange for Ventas’ approval of and agreement not to challenge the transaction structure (this condition was satisfied on December 20, 2017), (iii) we agreed to complete the purchase of the two remaining skilled nursing facilities under the Master Lease Agreement and our former Second Amended and Restated Master Lease No. 2 from Ventas, and pay corresponding expense reimbursements to Ventas, on or before December 31, 2017 (this condition was satisfied on December 21, 2017), and (iv) we agreed to make certain minimum expenditures for the leased facilities remaining under the Master Lease Agreement going forward.

Skilled nursing facility business exit.  On June 30, 2017, we entered into a definitive agreement with BM Eagle Holdings, LLC, a joint venture led by affiliates of BlueMountain Capital Management, LLC (“BlueMountain”), under which we agreed to sell our skilled nursing facility business for $700 million in cash (the “SNF Divestiture”). The SNF Divestiture included 89 nursing centers with 11,308 licensed beds and seven assisted living facilities with 380 licensed beds in 18 states. During 2017, we completed the sale of 81 skilled nursing facilities and five assisted living facilities on various dates for total sales proceeds of approximately $664 million. The completion of the remainder of the sales is subject to customary conditions to closing, including the receipt of all licensure, regulatory and other approvals.

Thirty-six of these skilled nursing facilities were previously leased from Ventas (the “Ventas Properties”). We had an option to acquire the real estate of the Ventas Properties for aggregate consideration of $700 million, which we exercised as we closed on the sale of the Ventas Properties in connection with the SNF Divestiture during 2017. On each respective closing date, we paid Ventas the allocable portion of the $700 million purchase price for the Ventas Properties and Ventas conveyed the real estate for the applicable Ventas Property to BlueMountain or its designee. We paid Ventas approximately $647 million for 34 of the Ventas Properties in connection with closings that occurred during 2017. Additionally, as required under the Merger Agreement, we paid Ventas approximately $53 million to purchase the two remaining Ventas Properties that had yet to be sold in the SNF Divestiture at the end of 2017.

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

At the effective time of the Gentiva Merger, each share of common stock, par value $0.10 per share, of Gentiva (“Gentiva Common Stock”) issued and outstanding immediately prior to the effective time of the Gentiva Merger (other than shares held by us, Gentiva, and any wholly owned subsidiaries (which were cancelled) and shares owned by stockholders who properly exercised and perfected a demand for appraisal rights under Delaware law), including each deferred share unit, were converted into the right to receive (i) $14.50 in cash (the “Gentiva Cash Consideration”), without interest, and (ii) 0.257 of a share of our Common Stock (the “Gentiva Stock Consideration” and, together with the Gentiva Cash Consideration, the “Gentiva Merger Consideration”).

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

Discontinued Operations

We have completed several strategic divestitures to improve our future operating results. For accounting purposes, the operating results of these businesses and the gains, losses or impairments associated with these transactions have been classified as discontinued operations in the accompanying consolidated statement of operations for all periods presented in accordance with the authoritative guidance in effect through December 31, 2014. Effective January 1, 2015, the authoritative guidance modified the requirements for reporting discontinued operations. A disposal is now required to be reported in discontinued operations only if the disposal represents a strategic shift that has (or will have) a major effect on our operations and financial results. In connection with the SNF Divestiture, the results of operations of the skilled nursing facility business, which previously were reported in the nursing center division, and the losses or impairments associated with the SNF Divestiture, have been classified as discontinued operations for all periods presented. In addition, direct overhead and the profits from applicable RehabCare contracts servicing our skilled nursing facility business that were not retained by new operators were moved to discontinued operations for all periods presented. We have reclassified certain retained businesses and expenses previously reported in the nursing center division to other business segments, including hospital-based sub-acute units and a skilled nursing facility to the hospital division and a small therapy business to the Kindred Hospital Rehabilitation Services operating segment for all periods presented. See notes 6 and 7 of the notes to consolidated financial statements.

HEALTHCARE OPERATIONS

We are organized into three operating divisions: the Kindred at Home division, the hospital division, and the Kindred Rehabilitation Services division.

The Kindred at Home division primarily provides home health, hospice, and community care services to patients in a variety of settings, including their homes, nursing centers, and other residential settings. The hospital division operates TC hospitals. The

Kindred Rehabilitation Services division operates IRFs and ARUs and provides rehabilitation services primarily in hospitals and long-term care settings.

Based upon the authoritative guidance for business segments, our operating divisions represent five reportable operating segments, including (1) home health services, (2) hospice services, (3) hospitals, (4) Kindred Hospital Rehabilitation Services, and (5) RehabCare. The home health services and hospice services operating segments are contained within the Kindred at Home division while the Kindred Hospital Rehabilitation Services and RehabCare operating segments are both contained within the Kindred Rehabilitation Services division.

KINDRED AT HOME DIVISION

Our Kindred at Home division primarily provides home health, hospice, and community care services for patients in a variety of settings, including their homes, nursing centers, and other residential settings. Kindred at Home provides services from 608 sites of service in 40 states, making us one of the largest and geographically diversified home health and hospice companies in the United States as of December 31, 2017.

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

Selected Kindred at Home Division Operating Data

The following table sets forth certain operating and financial data for the Kindred at Home division (dollars in thousands, except statistics):

	Year ended December 31,
	2017	2016	2015
Kindred at Home:
Home health:
Revenues (1)	$1,822,357	$1,762,622	$1,578,500
Segment adjusted operating income (1)	$276,218	$279,531	$256,173
Sites of service (at end of period)	375	390	373
Episodic revenues	$1,314,175	$1,313,974	$1,194,536
Total admissions	358,908	349,689	331,135
Total episodic admissions	278,575	278,358	249,805
Medicare episodic admissions	234,580	242,104	218,850
Total episodes	451,442	451,585	406,313
Episodes per admission	1.62	1.62	1.63
Revenue per episode	$2,911	$2,910	$2,940
Assets at end of period (1)	$1,540,010	$1,540,370	$1,435,176
Routine capital expenditures (1)	$4,323	$6,401	$4,201
Hospice:
Revenues	$743,443	$736,803	$656,527
Segment adjusted operating income	$129,273	$116,326	$109,120
Sites of service (at end of period)	178	183	175
Admissions	50,720	51,959	45,657
Average length of stay	96	95	97
Patient days	4,891,348	4,945,769	4,373,044
Average daily census	13,401	13,513	11,981
Revenue per patient day	$152	$149	$150
Assets at end of period	$913,230	$929,774	$922,710
Routine capital expenditures	$2,379	$2,342	$1,215

(1)	Includes community care and home-based physician services.

The term “segment adjusted operating income” is defined as earnings before interest, income taxes, depreciation, amortization, and total rent reported for each of our operating segments, excluding litigation contingency expense, impairment charges, restructuring charges, transaction costs, and the allocation of support center overhead. A reconciliation of “segment adjusted operating income” to our consolidated results of operations is included in note 10 of the notes to consolidated financial statements. The term “episodes” refers to healthcare services provided to a patient over a base period of 60 days. “Average length of stay” is computed by dividing each facility’s patient days by the number of admissions in the respective period. “Patient days” refers to the total number of days of patient care provided for the periods indicated. “Average daily census” is computed by dividing each facility’s patient days by the number of calendar days in the respective period. Routine capital expenditures include expenditures at existing facilities that generally do not result in the expansion of services.

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

The following table sets forth the approximate percentages of home health (including community care and home-based physician services) revenues derived from the payor sources indicated:

Year ended December 31,	Medicare	Medicaid	Medicare Advantage	Commercial and other
2017	63.6%	15.2%	9.5%	11.7%
2016	66.5	15.7	8.5	9.3
2015	68.0	15.1	8.0	8.9

The following table sets forth the approximate percentages of hospice revenues derived from the payor sources indicated:

Year ended December 31,	Medicare	Medicaid	Commercial and other
2017	93.8%	3.6%	2.6%
2016	93.7	3.4	2.9
2015	94.1	3.6	2.3

For the year ended December 31, 2017, revenues of the Kindred at Home division totaled approximately $2.6 billion or 42% of our total revenues (before eliminations). For more information regarding the reimbursement of our Kindred at Home division, see “—Governmental Regulation—Kindred at Home Division—Overview of Kindred at Home Division Reimbursement.”

Kindred at Home Division Management and Operations

At December 31, 2017, the Kindred at Home division was headed by a president, overseeing a chief operating, and clinical, financial, and administrative officers, and a senior vice president of sales. A president for each of the five geographic regions and a sixth president over the community care operations, report to the chief operating officer of the division. In addition, the Kindred at Home division has division-level sales, clinical services, finance, and operations executives.

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

HOSPITAL DIVISION

Our hospital division provides long-term acute care services to post-intensive care and medically complex patients through the operation of a national network of 75 TC hospitals with 5,553 licensed beds in 17 states as of December 31, 2017. We operate one of the largest networks of TC hospitals in the United States based upon revenues. Our TC hospitals are certified as LTAC hospitals under the Medicare program.

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

Our TC hospital patients generally have conditions that require a high level of monitoring and specialized care, yet may not need all of the services of a traditional intensive care unit. These patients are not clinically appropriate for admission to other post-

acute settings because their severe medical conditions are periodically or chronically unstable. By providing a range of services required for the care of post-intensive care and medically complex patients, we believe that our TC hospitals provide our patients with high quality, cost-effective care.

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

Selected Hospital Division Operating Data

The following table sets forth certain operating and financial data for the hospital division (dollars in thousands, except statistics):

	Year ended December 31,
	2017	2016	2015
Revenues	$2,106,375	$2,434,311	$2,483,376
Segment adjusted operating income	$337,487	$441,644	$486,213
Hospitals in operation at end of period (1)	75	82	95
Licensed beds at end of period (1)	5,553	6,107	7,094
Admissions (1)	42,202	49,358	50,629
Patient days (1)	1,217,914	1,430,717	1,478,204
Average length of stay (1)	28.9	29.0	29.2
Revenues per admission (1)	$48,395	$48,281	$48,209
Revenues per patient day (1)	$1,677	$1,666	$1,651
Medicare case mix index (discharged patients only) (1)	1.178	1.169	1.162
Average daily census (1)	3,337	3,909	4,050
Occupancy % (1)	63.3	65.1	64.9
Assets at end of period	$990,011	$1,232,541	$1,648,283
Routine capital expenditures	$18,304	$23,858	$28,935

(1)Excludes sub-acute units and a skilled nursing facility.

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

Sources of Hospital Revenues

The hospital division receives payment for its services from third party payors, including government reimbursement programs such as Medicare and Medicaid, and nongovernment sources such as Medicare Advantage, Medicaid Managed, commercial insurance companies, health maintenance organizations, preferred provider organizations, and contracted providers. Patients covered by nongovernment payors generally are more profitable to the hospital division than those covered by the Medicare and Medicaid programs. The following table sets forth the approximate percentages of our hospital division revenues, admissions, and patient days derived from the payor sources indicated:

	Year ended December 31,
	2017	2016	2015
Revenue mix %:
Medicare	50.6	55.1	56.2
Medicaid	5.0	4.7	5.7
Medicare Advantage	12.5	11.6	11.4
Medicaid Managed	9.4	6.6	5.5
Commercial insurance and other	22.5	22.0	21.2

Admissions mix % (1):
Medicare	62.1	65.6	65.6
Medicaid	3.3	3.1	4.5
Medicare Advantage	11.9	10.9	10.7
Medicaid Managed	8.3	6.4	5.1
Commercial insurance and other	14.4	14.0	14.1

Patient days mix % (1):
Medicare	55.0	58.5	58.7
Medicaid	4.3	4.8	6.7
Medicare Advantage	13.2	12.2	11.8
Medicaid Managed	10.6	7.7	6.5
Commercial insurance and other	16.9	16.8	16.3

(1)	Excludes sub-acute units and a skilled nursing facility.

For the year ended December 31, 2017, revenues of the hospital division totaled approximately $2.1 billion or 34% of our total revenues (before eliminations). For more information regarding the reimbursement for our hospital services, see “—Governmental Regulation—Hospital Division—Overview of Hospital Division Reimbursement.”

Hospital Facilities

The following table lists by state the number of TC hospitals and licensed beds we operated as of December 31, 2017:

		Number of facilities
State	Licensed beds	Owned by us	Leased from Ventas (2)	Leased from other parties	Total
California	1,028	4	5	4	13
Colorado	133	-	1	2	3
Florida (1)	742	3	6	1	10
Georgia (1)	45	-	-	1	1
Illinois (1)	575	-	4	2	6
Indiana	206	-	1	3	4
Kentucky (1)	414	-	1	1	2
Missouri (1)	133	-	1	2	3
Nevada	254	1	1	1	3
New Jersey (1)	117	-	-	3	3
New Mexico	61	-	1	-	1
North Carolina (1)	124	-	1	-	1
Ohio	93	1	-	1	2
Pennsylvania	167	1	1	1	3
Tennessee (1)	49	-	1	-	1
Texas	1,332	2	5	10	17
Washington (1)	80	2	-	-	2
Totals	5,553	14	29	32	75

(1)	These states have certificate of need (“CON”) regulations. See “—Governmental Regulation—Federal, State and Local Regulations.”
(2)	See “—Ventas Master Lease Agreement.”

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

The hospital division has implemented a program whereby internal quality auditors review our TC hospitals for compliance with standards of The Joint Commission (“TJC”). The purposes of this internal review process are to: (1) ensure ongoing compliance with industry-recognized standards for hospitals, (2) assist management in analyzing each hospital’s operations, and (3) provide consulting and educational programs for each hospital to identify opportunities to improve patient care.

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

A division president, chief operating officer, and a chief financial officer manage the hospital division. The operations of the hospital division are divided into eight operational districts, each headed by a vice president, a divisional vice president or executive director who reports directly to the division’s chief operating officer. The division’s chief medical officer and senior vice president of clinical operations manage clinical issues and quality concerns of the hospital division. The sales and marketing efforts for the division are led by district sales leaders, who in turn report to our hospital division senior vice president of sales and business development.

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

In addition, certain third parties, known as conveners, offer patient placement and care transition services to managed care companies, Medicare Advantage plans, bundled payment participants, accountable care organizations, and other healthcare providers as part of an effort to manage post acute-care provider (“PAC”) utilization and associated costs. Thus, conveners influence patient decision on which PAC setting to choose, as well as how long to remain in a particular PAC facility. Given their focus on perceived financial savings, conveners customarily suggest that patients avoid higher cost PAC settings altogether or move as soon as practicable to lower cost PAC settings. However, conveners are not healthcare providers and may suggest a PAC setting or duration of care that is not appropriate from a clinical perspective. Conveners may suggest that patients select alternate care settings to our TC hospitals, IRFs, or home health locations or otherwise suggest shorter lengths of stay in such settings. Efforts by conveners to avoid our care settings or suggest shorter lengths of stay in our care settings could have a material adverse effect on our business, financial position, results of operations, and liquidity.

KINDRED REHABILITATION SERVICES DIVISION

Our Kindred Rehabilitation Services division operates IRFs, manages ARUs, and provides rehabilitation services, including physical and occupational therapies and speech pathology services, to residents and patients of nursing centers, hospitals, outpatient clinics, home health agencies, and assisted living facilities. Within our Kindred Rehabilitation Services division, we are organized into two reportable operating segments: Kindred Hospital Rehabilitation Services and RehabCare. We are one of the largest providers of rehabilitation services in the United States based upon fiscal 2017 revenues of approximately $1.4 billion.

Kindred Hospital Rehabilitation Services Operations

Our Kindred Hospital Rehabilitation Services segment operates IRFs, manages ARUs, and provides program management and therapy services on an inpatient basis in LTAC hospitals, sub-acute (or skilled nursing) units, as well as on an outpatient basis to hospital-based and other satellite programs. As of December 31, 2017, our Kindred Hospital Rehabilitation Services segment operated 19 IRFs (which includes 17 joint ventures) and 99 ARUs and provided rehabilitation services in 104 LTAC hospitals, four sub-acute (or skilled nursing) units and 123 outpatient clinics.

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

LTAC hospitals. We provide rehabilitation and program management services, including physical and occupational therapies and speech pathology services, to LTAC hospitals. We provide specialized care programs that support patients with complex medical needs, such as wound care, pain management, and cognitive deficits, in addition to programs for neurologic, orthopedic, cardiac, and pulmonary recovery. As of December 31, 2017, we operated therapy programs in 104 LTAC hospitals, of which approximately one-third are owned by third parties. We also provide LTAC hospitals with clinical education and programming supported by our clinical experts in an effort to ensure that clinical practices support the provision of effective and efficient quality rehabilitation services in addition to enhancing overall prevention programs in accordance with applicable standards of care.

Sub-acute units. As of December 31, 2017, we managed therapy programs in four sub-acute (or skilled nursing) units. These hospital-based units provide lower intensity rehabilitation for medically complex patients. Patients’ diagnoses cover a wide range of medical conditions, including stroke, post-surgical conditions, pulmonary disease, cancer, congestive heart failure, burns, and wounds. These sub-acute units enable patients to remain in a hospital setting where emergency medical needs can be met quickly as opposed to having to be transported from a nursing center. These types of units are typically located within the acute care hospital and are either separately licensed or under the hospital’s license as permitted by applicable laws. The hospital benefits by retaining patients who otherwise would be discharged to another setting and by utilizing idle space.

Outpatient therapy programs. We manage outpatient therapy programs that provide therapy services to patients with a variety of medical, orthopedic, and neurological conditions that may be related to work or sports injuries. As of December 31, 2017, we managed 123 hospital-based and satellite outpatient therapy programs. An outpatient therapy program complements the hospital’s occupational medicine initiatives and allows therapy to be continued for patients discharged from inpatient rehabilitation facilities and medical/surgical beds. An outpatient therapy program also attracts patients into the hospital and is operated either on the hospital’s campus or in satellite locations controlled by the hospital.

We believe our management of outpatient therapy programs enables the efficient delivery of therapy services through our scheduling, clinical protocol, and outcome systems, as well as through time-management training for our therapy personnel. We also provide our customers with guidance on compliance and quality assurance objectives.

RehabCare Operations

Our RehabCare segment provides therapy management services primarily to nursing centers, assisted living facilities, independent living communities, home health agencies, and hospice providers, allowing our customers to fulfill their continuing need for therapists on a full-time or part-time basis without the need to hire, train, and retain their own staff. As of December 31, 2017, our RehabCare segment provided rehabilitative services in 1,616 sites of service in 42 states.

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

Selected Kindred Rehabilitation Services Division Operating Data

The following table sets forth certain operating and financial data for the Kindred Rehabilitation Services division (dollars in thousands, except statistics):

	Year ended December 31,
	2017	2016	2015
Kindred Hospital Rehabilitation Services:
Revenues	$703,915	$679,800	$614,321
Segment adjusted operating income	$203,392	$198,335	$177,340
Assets at the end of period	$828,310	$815,804	$803,831
Capital expenditures:
Routine	$2,743	$1,389	$948
Development	$547	$20,773	$4,701
Freestanding IRFs:
End of period data:
Number of IRFs	19	19	18
Number of licensed beds	995	995	919
Discharges (1)	19,307	18,409	15,991
Occupancy % (1)	70.4	69.1	70.2
Average length of stay (1)	12.7	12.8	13.2
Revenue per discharge (1)	$20,134	$19,531	$19,104
Contract services:
Sites of service (at end of period):
ARUs	99	102	100
LTAC hospitals	104	119	119
Sub-acute units	4	5	7
Outpatient units	123	132	130
	330	358	356
Revenue per site	$904,057	$858,758	$837,606
Revenue mix %:
Company-operated	25	28	30
Non-affiliated	75	72	70

(1)	Excludes non-consolidating IRF.

	Year ended December 31,
	2017	2016	2015
RehabCare:
Revenues	$745,467	$776,796	$907,548
Segment adjusted operating income	$6,884	$32,586	$35,876
Sites of service (at end of period)	1,616	1,718	1,798
Revenue per site	$446,294	$443,980	$501,494
Assets at end of period	$189,469	$329,516	$347,738
Routine capital expenditures	$1,820	$1,867	$1,449

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

For the year ended December 31, 2017, revenues of the Kindred Rehabilitation Services division totaled approximately $1.4 billion or 24% of our total revenues (before eliminations). Approximately 6% of our Kindred Rehabilitation Services division revenues (before eliminations) in 2017 were generated from services provided to hospitals and care management functions that we operated.

As a provider of services to healthcare providers, trends and developments in healthcare reimbursement will impact our revenues and growth. Changes in the reimbursement provided by Medicare or Medicaid to our customers can impact the demand and pricing for our services. For more information regarding the reimbursement for our rehabilitation services, see “—Governmental Regulation—Kindred Rehabilitation Services Division—Overview of Kindred Rehabilitation Services Division Reimbursement.”

Geographic Coverage

The following table lists by state the number of sites of service of our Kindred Hospital Rehabilitation Services operating segment as of December 31, 2017:

		Contract services
State	IRFs	ARUs	LTAC hospitals	Sub-acute units	Outpatient units	Total
Alabama	-	2	-	-	-	2
Arizona	1	1	2	-	-	3
Arkansas	-	5	-	1	9	15
California	-	11	17	1	5	34
Colorado	-	-	3	-	1	4
Delaware	-	1	-	-	-	1
District of Columbia	-	-	2	-	-	2
Florida	-	-	10	-	5	15
Georgia	-	2	1	-	-	3
Illinois	-	7	6	-	19	32
Indiana	1	6	6	-	11	23
Iowa	-	3	-	-	2	5
Kansas	-	6	-	-	5	11
Kentucky	-	2	2	-	1	5
Louisiana	-	4	2	1	15	22
Massachusetts	-	1	3	-	2	6
Michigan	-	6	2	-	2	10
Minnesota	-	1	-	-	-	1
Mississippi	-	3	-	1	2	6
Missouri (1)	3	6	3	-	5	14
Montana	-	2	-	-	-	2
Nevada	-	-	3	-	-	3
New Jersey	-	-	2	-	9	11
New Mexico	-	-	1	-	-	1
North Carolina	-	-	1	-	4	5
North Dakota	-	1	2	-	-	3
Ohio	2	6	5	-	4	15
Oklahoma	1	4	2	-	1	7
Pennsylvania	2	4	5	-	3	12
Puerto Rico	-	1	-	-	-	1
Rhode Island	-	1	-	-	4	5
South Carolina	-	2	1	-	2	5
Tennessee (1)	1	2	1	-	-	3
Texas	6	7	19	-	10	36
Virginia	-	-	1	-	-	1
Washington	-	1	2	-	-	3
West Virginia	-	-	-	-	2	2
Wisconsin	2	-	-	-	-	-
Wyoming	-	1	-	-	-	1
Totals	19	99	104	4	123	330

(1)	These states have CON regulations for our IRFs. See “—Governmental Regulation—Federal, State and Local Regulations.”

The following table lists by state the number of sites of service of our RehabCare operating segment as of December 31, 2017:

State	Company- operated	Non-affiliated	Total
Alabama	1	2	3
Arizona	1	11	12
Arkansas	2	7	9
California	1	118	119
Colorado	5	38	43
Connecticut	-	5	5
District of Columbia	-	3	3
Florida	26	53	79
Georgia	-	4	4
Idaho	-	10	10
Illinois	3	251	254
Indiana	2	43	45
Iowa	-	14	14
Kansas	2	46	48
Kentucky	6	42	48
Louisiana	-	6	6
Maine	-	26	26
Maryland	4	48	52
Massachusetts	5	31	36
Michigan	-	21	21
Minnesota	-	49	49
Missouri	2	137	139
Montana	-	7	7
Nebraska	1	6	7
Nevada	2	1	3
New Hampshire	-	3	3
New Jersey	-	2	2
New Mexico	-	1	1
New York	-	14	14
North Carolina	9	67	76
North Dakota	-	2	2
Ohio	2	65	67
Oklahoma	-	15	15
Oregon	-	1	1
Pennsylvania	1	36	37
Rhode Island	-	2	2
South Carolina	-	4	4
Tennessee	9	39	48
Texas	27	162	189
Vermont	1	1	2
Virginia	1	19	20
Washington	-	9	9
West Virginia	-	2	2
Wisconsin	-	80	80
Totals	113	1,503	1,616

Sales and Marketing

The Kindred Rehabilitation Services division’s sales and marketing efforts are tailored to each of its operating segments. Kindred Hospital Rehabilitation Services focuses on the provision of therapy services and therapy program management for IRFs and hospitals, while RehabCare primarily focuses on the outsourcing needs of freestanding skilled nursing facilities. Both the Kindred Hospital Rehabilitation Services and RehabCare segments emphasize the broad range of rehabilitation programs, clinical expertise, and competitive pricing for the services that we provide. Kindred Hospital Rehabilitation Services’ new business efforts are led by a vice president of business development and three directors of business development in geographically defined regions. RehabCare’s new business efforts are led by nine directors of business development in geographically defined regions.

Kindred Rehabilitation Services Division Management and Operations

At December 31, 2017, our Kindred Rehabilitation Services division was managed by a president, overseeing a chief operating, financial, medical, quality and other administrative officers. Our operations are further divided between the Kindred Hospital Rehabilitation Services and RehabCare operating segments.

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

The RehabCare segment is led by a chief operating officer, who reports to the division president. The chief operating officer has five division vice presidents reporting to her with six regional vice presidents reporting to the divisional vice presidents.

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

The ACA also provides for: (1) reductions to the annual market basket payment updates for LTAC hospitals, IRFs, home health agencies, and hospice providers, which could result in lower reimbursement than in the preceding year; (2) additional annual “productivity adjustment” reductions to the annual market basket payment update as determined by CMS for LTAC hospitals and IRFs, home health agencies, and hospice providers; (3) a quality reporting system for hospitals (including LTAC hospitals and IRFs); and (4) reductions in Medicare payments to hospitals (including LTAC hospitals and IRFs) for failure to meet certain quality reporting standards or to comply with standards in new value-based purchasing demonstration project programs.

Further, the ACA mandates changes to home health and hospice benefits under Medicare. For home health, the ACA mandates creation of a value-based purchasing program, development of quality measures, a decrease in home health reimbursement that began in federal fiscal year 2014 and was phased-in over a four-year period, a reduction in the outlier cap, and reinstated a 3% add-on payment for home health services delivered to residents in rural areas on or after April 1, 2010 and before January 1, 2016.

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

Bundled Payment Programs

The Comprehensive Care for Joint Replacement Bundled Payment Program.  CMS announced the final Comprehensive Care for Joint Replacement bundled payment program on November 16, 2015 (the “CJR Program”). The CJR Program implements a mandatory payment model in which acute care hospitals in designated metropolitan statistical areas (“MSAs”) are responsible for total spending for all inpatient care provided in connection with a lower extremity joint replacement or reattachment procedure, as well as for all spending related to care provided within a 90-day episode of care following discharge from such hospital. All providers will continue to receive fee-for-service payments under existing payment systems and total episode payments will subsequently be reconciled against a target price. The CJR Program will test this payment model over five performance periods between April 1, 2016 and December 31, 2020 to see if Medicare expenditures can be reduced while at the same time improving care coordination and preserving or enhancing the quality of care provided to Medicare beneficiaries. In November 2017, CMS reduced by half the number of MSAs where mandatory participation is required, effective January 1, 2018.

Expansion to Cardiac and Other Orthopedic Services.  On November 30, 2017, CMS announced the cancellation of the expansion of the mandatory bundled payment program to cardiac and other orthopedic services. This bundled payment expansion was a mandatory payment model in which acute care hospitals in designated MSAs were responsible for total spending for all inpatient care provided in connection with acute myocardial infarction, coronary artery bypass graft, and surgical hip/femur fracture treatment, as well as for all spending related to care provided within a 90-day episode of care following discharge from such hospital. All providers would have continued to receive fee-for-service payments under existing payment systems with total episode payments subsequently reconciled against a target price.

Bundled Payments for Care Improvement Advanced Initiative.  On January 9, 2018, CMS announced a new voluntary episode payment model, the Bundled Payments for Care Improvement Advanced Initiative. The program, which runs from October 1, 2018 through December 31, 2023, will include 32 clinical episodes (29 inpatient, 3 outpatient) including major joint replacement and stroke with the intention to align payment incentives, reduce expenditures and improve quality over a 90-day episode of care. Unlike prior bundled payment demonstration programs, which allowed PAC providers to be episode initiators, this program is focused on acute care hospitals and physician group practices as episode initiators. All providers will continue to receive fee-for-service payments under existing payment systems and total episode payments will subsequently be reconciled against a target price.

The Medicare Access and CHIP Reauthorization Act of 2015

The Medicare Access and CHIP Reauthorization Act of 2015 (“MACRA”) was signed into law on April 16, 2015. Among other items, MACRA: (1) permanently replaced the sustainable growth rate (“SGR”) formula previously used to determine updates to Medicare physician reimbursement, replacing these updates with quality and value measurements and participation in alternate payment models; (2) extended the Medicare Part B outpatient therapy cap exception process until December 31, 2017; (3) extended the 3% add-on payment for home health services delivered to residents in rural areas until December 31, 2017; and (4) set payment updates for post-acute providers at 1% after other adjustments required by the ACA for 2018.

The Improving Medicare Post-Acute Care Transformation Act of 2014

The Improving Medicare Post-Acute Care Transformation Act of 2014 (the “IMPACT Act”), passed on October 6, 2014, requires standardized assessment data for quality improvement, payment, and discharge planning purposes across the spectrum of PACs, including LTAC hospitals, IRFs, and home health agencies.

The IMPACT Act will require PACs to begin reporting (1) standardized patient assessment data at admission and discharge by October 1, 2018 for LTAC hospitals and IRFs and by January 1, 2019 for home health agencies, (2) new quality measures, including functional status, skin integrity, medication reconciliation, incidence of major falls, and patient preference regarding treatment and discharge at various intervals between October 1, 2016 and January 1, 2019, and (3) resource use measures, including Medicare spending per beneficiary, discharge to community, and hospitalization rates of potentially preventable readmissions. The Secretary of HHS will provide confidential feedback to PACs one year after this data is provided and public reports two years thereafter. Failure to report such data when required would subject a facility to a two percent reduction in market basket prices then in effect. The Secretary of HHS also plans to promulgate regulations requiring PACs to take certain of these quality, resource use, and other measures into account in the discharge planning process.

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

The Bipartisan Budget Act of 2018

The Bipartisan Budget Act of 2018 (the “BBA”), enacted on February 9, 2018, includes several provisions impacting Medicare reimbursement to home health, hospice, LTAC hospital and rehabilitation therapy services providers.

With respect to home health providers, the BBA (1) will base payment on a 30-day episode of care (beginning January 1, 2020), coupled with annual determinations by CMS to ensure budget neutrality (including taking into account provider behavior), (2) will eliminate retroactive payment adjustments based upon the level of therapy services required (beginning January 1, 2020), (3) extends the 3% add-on payment for home health services provided to residents in rural areas (beginning January 1, 2018), coupled with a reduction and phase out of such add-on payment over the following four fiscal years, and (4) will establish a market basket update of 1.5% for the federal fiscal year beginning January 1, 2020.

With respect to hospice providers, the BBA establishes a new payment policy related to early discharges to hospice care from hospitals. This policy will impose a financial penalty on hospitals for each early discharge to hospice care, beginning October 1, 2018.

With respect to LTAC hospital providers, the BBA extends the initial two-year phase-in period of the new LTAC patient criteria under the LTAC Legislation (as defined below) for an additional two-year period, and will impose a mandatory 4.6% reduction in payments for services provided to site-neutral patients over a nine-year period beginning October 1, 2018.

With respect to rehabilitation therapy services providers, the BBA (1) permanently repeals the Medicare Part B outpatient therapy cap (effective January 1, 2018), (2) continues the targeted medical review process, while reducing the applicable threshold triggering such review to $3,000 (effective January 1, 2018), and (3) reduces payment for services provided by a physical or occupational therapy assistant to 85% of the amount currently payable under Medicare for such services (effective January 1, 2022).

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

Various states in which we operate hospitals and IRFs have established minimum staffing requirements or may establish minimum staffing requirements in the future. Our ability to satisfy such staffing requirements depends upon our ability to attract and retain qualified healthcare professionals, including nurses, certified nurse’s assistants, therapists, and other staff. Failure to comply with such minimum staffing requirements may result in the imposition of fines or other sanctions. If states do not appropriate sufficient additional funds to pay for any additional operating costs resulting from such minimum staffing requirements, our profitability may be materially adversely affected.

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

Certificates of need and state licensing. CON regulations control the development and expansion of healthcare services and facilities in certain states. Certain states also require regulatory approval prior to certain changes in ownership. Certain states that do not have CON programs may have other laws or regulations that limit or restrict the development or expansion of healthcare facilities. We operate hospitals in nine states, IRFs in two states, home health agencies in 12 states, and hospice agencies in seven states that require prior approval under CON programs for the development or expansion of our facilities and services. To the extent that CONs or other similar approvals are required for development or expansion of the operations of our services, either through facility development, acquisitions, expansion, or provision of new services or other changes, such development or expansion could be adversely affected by the failure or inability to obtain the necessary approvals, changes in the standards applicable to such approvals, or possible delays and expenses associated with obtaining such approvals.

We are required to obtain state licenses to operate each of our hospitals and IRFs and to ensure their participation in government programs. Several states require similar licenses for home health and hospice operations. Once a hospital or an IRF becomes licensed and operational, it must continue to comply with federal, state, and local licensing requirements in addition to local building and life-safety codes. All of our hospitals, IRFs and home health and hospice operations have the necessary licenses. Failure of our hospitals, IRFs and home health and hospice operations to satisfy applicable licensure and certification requirements could have a material adverse effect on our business, financial position, results of operations, and liquidity.

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

We currently receive a standard prospective payment for home health services provided over a 60-day base period, or “episode,” of care. There is no limit to the number of episodes of care a patient may receive as long as he or she remains Medicare eligible. The base episode payment is a flat rate subject to adjustment based on differences in the expected needs of each patient and upon the geographic location of the services provided. The adjustment is determined by each patient’s categorization into one of 153 payment groups, known as home health resource groups, and the cost of care for patients in each group relative to the average patient. Payment is further adjusted for differences in local prices using the home health wage index. The payment also is subject to retroactive adjustment in certain circumstances, including: (1) an outlier adjustment if the patient’s care was unusually costly; (2) a utilization adjustment if the number of visits to the patient was less than five; (3) a partial payment adjustment if the patient transferred to another provider during an episode; (4) an adjustment based upon the level of required therapy services; and (5) an adjustment based upon the number of episodes of care, with certain episodes of three or more receiving an increased rate.

The ACA mandates changes to home health benefits under Medicare, including creation of a value-based purchasing program, development of quality measures, a decrease in home health reimbursement that began in federal fiscal year 2014 and was phased-in over a four-year period, and a reduction in the outlier cap. In addition, the ACA requires the Secretary of HHS to test different models for delivery of care, some of which would involve home health services. It also requires the Secretary to establish a national pilot program for integrated care for patients with certain conditions, bundling payment for acute hospital care, physician services, outpatient hospital services (including emergency department services), and post-acute care services, which would include home health. The Secretary is also required to conduct a study to evaluate costs and quality of care among efficient home health agencies regarding access to care and treating Medicare beneficiaries with varying severity levels of illness and provide a report to Congress.

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

CMS proposed a new payment methodology known as the home health grouping model (“HHGM”) in July 2017 (the “HHGM Proposal”). Under the HHGM Proposal, Medicare payments for home health services would have been based upon HHGM, utilizing a 30-day (rather than a 60-day) episode of care, comorbidities (rather than therapy service-use thresholds), and other criteria to set payments. In November 2017, CMS announced that it was not finalizing the HHGM Proposal and that it would instead take additional time to further engage with stakeholders to move towards a system that shifted the focus from volume of services to a more patient-centered model. If CMS decided to implement the HHGM Proposal or other payment reform for home health care providers, it could have a material adverse effect on our business, financial position, results of operations, and liquidity.

The BBA, enacted on February 9, 2018, will implement several changes to Medicare home health reimbursement, including (1) basing payment on a 30-day episode of care (beginning January 1, 2020), coupled with annual determinations by CMS to ensure budget neutrality (including taking into account provider behavior), (2) eliminating the retroactive payment adjustment based upon the level of therapy services required (beginning January 1, 2020), (3) extending the 3% add-on payment for home health services provided to residents in rural areas (beginning January 1, 2018), coupled with a reduction and phase out of such add-on payment over the following four years, and (4) establishing a market basket update of 1.5% for the federal fiscal year beginning January 1, 2020.

Hospice. To be eligible to receive hospice care under the Medicare program, a patient must have a certified terminal condition with a life expectancy of six months or less if the illness runs it normal course. The patient must affirmatively elect hospice treatment to the exclusion of other Medicare benefits related to his or her terminal condition.

We receive payment for our hospice services under Medicare through a prospective payment system that pays an established payment rate for each day that we provide hospice services to a Medicare eligible patient. The rates we receive from Medicare are subject to annual adjustments for inflation and vary based upon the geographic location of the services provided. The rate also varies depending upon which of four established levels of care we provide to the Medicare patient: (1) “routine home care,” which is the default level paid for each day a patient is in the hospice program and does not receive one of the higher levels of care; (2) “general inpatient care,” which is paid for a brief period when a patient needs inpatient services for pain or symptom management; (3) “continuous home care,” which is home care provided during a crisis period when the patient requires intensive monitoring and nursing care; and (4) “respite care,” which allows a patient to receive inpatient care for up to five consecutive days to provide relief for the patient’s family and other caregivers from the demands of providing care. We receive a higher routine home care rate for services provided within the first 60 days of an episode of care, and also may receive a service intensity add-on payment for routine home care services provided in person during the last seven days of a patient’s life.

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

The BBA, enacted on February 9, 2018, establishes a new payment policy related to early discharges to hospice care from hospitals. The policy will impose a financial penalty on hospitals for each early discharge to hospice care, beginning October 1, 2018.

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

Nongovernment payments—The Kindred at Home division seeks to maximize the number of its nongovernment payment patients, including those covered under private insurance and managed care health plans. Nongovernment payment patients typically have financial resources (including insurance coverage) to pay for their services and do not rely upon government programs for support. We negotiate contracts with purchasers of group healthcare services, including private employers, commercial insurers, and managed care companies. Most payor organizations attempt to obtain discounts from established charges. We focus on demonstrating to these payors how our services can provide them and their customers with the most viable pricing arrangements in circumstances where they otherwise may be faced with funding treatments at higher rates at other healthcare providers. The importance of obtaining contracts with commercial insurers, managed care health plans, and other private payors varies among markets, depending on such factors as the number of commercial payors and their relative market strength.

Hospital division

General regulations. The hospital division is subject to various federal and state regulations. In order to receive Medicare reimbursement, each hospital must meet the applicable conditions of participation set forth by HHS relating to the type of hospital, its equipment, personnel, and standard of medical care, as well as comply with state and local laws and regulations. We have developed a management system to facilitate our compliance with these various standards and requirements. Among other things, a person is responsible at each hospital for leading an ongoing quality assessment and improvement program. Hospitals undergo periodic on-site Medicare certification surveys, which are generally limited in frequency if the hospital is accredited by TJC, which is a national organization that establishes standards relating to the physical plant, administration, quality of patient care, and operation of hospital medical staffs. As of December 31, 2017, all 75 TC hospitals operated by the hospital division were certified as Medicare LTAC providers. In addition, 72 of our hospitals also were certified by their respective state Medicaid programs. Loss of certification could adversely affect a hospital’s ability to receive payments from the Medicare and Medicaid programs.

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

Six of our TC hospitals are owned in part by physician investors. Under amendments to the Stark Law passed in the ACA, the physician ownership percentage in a hospital to which the physician investors refer Medicare or Medicaid patients may not increase, and these hospitals may not expand their bed capacity or number of operating rooms or procedure rooms except for certain hospitals that meet stated requirements and receive permission from CMS.

Accreditation by TJC. Hospitals may also receive accreditation from TJC. Hospitals and certain other healthcare facilities generally must have been in operation at least four months to be eligible for accreditation. After conducting on-site surveys, TJC awards accreditation for up to three years to hospitals found to be in substantial compliance with TJC standards. Accredited hospitals also are periodically resurveyed, at the option of TJC, upon a major change in facilities or organization and after a merger or consolidation. As of December 31, 2017, all of the TC hospitals operated by the hospital division were accredited by TJC.

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

Overview of hospital division reimbursement

Medicare reimbursement of short-term acute care hospitals—Medicare reimburses general short-term acute care hospitals under a prospective payment system (“IPPS”). Under IPPS, Medicare inpatient costs are reimbursed based upon a fixed payment amount per discharge using various diagnostic categories. Payment under IPPS is based upon the national average cost of treating a Medicare patient’s condition, adjusted for regional wage variations. Although the average length of stay varies for each diagnostic category, we believe that the average stay for all Medicare patients subject to IPPS is approximately five days. An additional outlier payment is made for patients with higher treatment costs but these payments are designed only to cover marginal costs. Hospitals that are certified by Medicare as LTAC hospitals are excluded from IPPS.

Medicare reimbursement of LTAC hospitals—Since October 2002, the Medicare payment system for LTAC hospitals has been based upon LTAC PPS, a prospective payment system specifically for LTAC hospitals. LTAC PPS maintains LTAC hospitals as a distinct provider type, separate from short-term acute care hospitals. Only providers certified as LTAC hospitals may be paid under this system. As of December 31, 2017, all of our TC hospitals were certified as LTAC hospitals. To maintain certification under LTAC PPS, the average length of stay of Medicare patients must be greater than 25 days, except for patients receiving a site-neutral rate under Medicare or to Medicare Advantage patients.

In 2007, CMS issued final regulations adopting a new Medicare severity diagnostic related group system for LTAC hospitals (“MS-LTC-DRG”). LTAC PPS is based upon discharged-based MS-LTC-DRGs similar to IPPS.

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

LTAC Legislation—As part of the SGR Reform Act enacted in 2013, Congress adopted various legislative changes impacting LTAC hospitals (the “LTAC Legislation”). The LTAC Legislation creates new Medicare criteria and payment rules for LTAC hospitals.

Medicare payments to LTAC hospitals are now based upon one of two methods: (1) LTAC PPS, or (2) a site-neutral formula based upon the lesser of what a short-term acute care hospital would be paid, or estimated cost. As noted above, CMS regulations classify LTAC hospital patients into diagnostic categories called MS-LTC-DRGs. LTAC PPS is based upon discharged-based MS-LTC-DRGs similar to IPPS.

Under the new criteria set forth in the LTAC Legislation, LTAC hospitals treating patients with at least a three-day prior stay in an acute care hospital intensive care unit and patients on prolonged mechanical ventilation admitted from an acute care hospital will continue to receive payment under LTAC PPS. Other patients will continue to have access to LTAC care, whether they are admitted to LTAC hospitals from acute care hospitals or directly from other settings or the community, and in such cases, LTAC hospitals will be paid at a site-neutral rate for these patients, based on the lesser of per diem Medicare rates paid for patients with the same diagnoses under IPPS or an estimate of cost. We expect the majority of these site-neutral payments will be materially less than the payments provided under LTAC PPS. The BBA imposes a mandatory 4.6% reduction in payments for services provided to site-neutral patients over a nine-year period beginning October 1, 2018.

The effective date of the new patient criteria was October 1, 2015, tied to each individual LTAC hospital’s cost reporting period, followed by an initial two-year phase-in period, which was extended by an additional two years by the BBA. During the four-year phase-in period, payment for patients receiving the site-neutral rate is based 50% on LTAC PPS and 50% on the site-neutral rate.

The majority of our TC hospitals (all of which are certified as LTAC hospitals under the Medicare program) have a cost reporting period starting on September 1 of each year, and thus the phase-in of new patient criteria did not begin for a majority of our TC hospitals until September 1, 2016, and, with the enactment of the BBA, full implementation of the new criteria will not occur until September 1, 2020. We expect that the full implementation of the new criteria on September 1, 2020 will have a further negative impact on Medicare payments to our TC hospitals.

Beginning in 2020, the LTAC Legislation requires that at least 50% of a hospital’s patients must be paid under the new LTAC PPS system to maintain Medicare certification as a LTAC hospital. The failure of one or more of our TC hospitals to maintain its Medicare certification as a LTAC hospital could have a material adverse effect on our business, financial position, results of operations, and liquidity.

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

See “—Risk Factors—Risks Relating to Reimbursement and Regulation of Our Business—The implementation of patient criteria for LTAC hospitals under the LTAC Legislation reduces the population of patients eligible for reimbursement under LTAC PPS and changes the basis upon which we are paid for other patients, which has had, and will continue to have, an adverse affect on our business, revenues and profitability.”

Satellite Facilities. Medicare regulations require that when two or more hospital facilities share the same provider number and are considered to be a single hospital, the “remote” or “satellite” facility must meet certain criteria with respect to the “main” facility. These criteria relate largely to demonstrating a high level of integration between the two facilities. If the criteria are not met, each facility would need to meet all Medicare requirements independently, including, for example, the minimum average length of patient stay for LTAC hospital qualification. It is advantageous for certain satellite facilities that may not independently be able to meet these Medicare requirements to maintain provider-based status so that they will be reimbursed under LTAC PPS. If CMS determines that facilities claiming to be provider-based (and being reimbursed accordingly) do not meet the integration requirements of the regulations, CMS may recover the amount of any excess reimbursements based upon that claimed status. We have 33 hospitals that share a Medicare provider number, and the failure of any one or more of them to meet the provider-based status regulations could materially and adversely affect our business, financial position, results of operations, and liquidity.

25 Percent Rule. CMS has regulations governing payments to a LTAC hospital that is co-located with another hospital (a “HIH”). The rules generally limit Medicare payments to the HIH if the Medicare admissions to the HIH from its co-located hospital exceed 25% of the total Medicare discharges for the HIH’s cost reporting period (the “25 Percent Rule”). There are limited exceptions for admissions from rural, urban single, or a “MSA Dominant hospital” that generates more than 25% of the Medicare discharges in a MSA. Patients transferred after they have reached the short-term acute care outlier payment status are not counted toward the admission threshold. Patients admitted prior to meeting the admission threshold, as well as Medicare patients admitted from a non co-located hospital, are eligible for the full payment under LTAC PPS. If the HIH’s admissions from the co-located hospital exceed the limit in a cost reporting period, Medicare will pay the lesser of: (1) the amount payable under LTAC PPS; or (2) the amount payable under IPPS, which will likely reduce our revenues for such admissions. At December 31, 2017, we operated 13 HIHs with 494 licensed beds.

In 2007, CMS expanded the 25 Percent Rule to all LTAC hospitals, regardless of whether they are a HIH. Under these regulations, all LTAC hospitals were to be paid LTAC PPS rates for admissions from a single referral source up to 25% of aggregate Medicare admissions. Patients reaching high cost outlier status in the short-term hospital were not to be counted when computing the 25% limit. Admissions beyond the 25% threshold were to be paid at lower IPPS rates. Since 2007, various legislative enactments have created moratoriums on the expansion of the 25 Percent Rule to freestanding LTAC hospitals. The 21st Century Cures Act further extended the moratorium on the application of the 25 Percent Rule until October 1, 2017, which was later extended to October 1, 2018 pursuant to regulations issued by CMS during 2017. Generally, until October 1, 2018: (1) LTAC hospitals may admit up to 50% of their patients from a co-located hospital and still be paid according to LTAC PPS; and (2) LTAC hospitals that are co-located with an urban single hospital or a MSA Dominant hospital may admit up to 75% of their patients from such urban single or MSA Dominant hospital and still be paid according to LTAC PPS. The LTAC Legislation further provides that co-located LTAC hospitals certified on or before September 30, 1995 are exempt from the provisions of the 25 Percent Rule. The Secretary of HHS has issued a report to Congress indicating that it will continue to consider whether to further modify or extend the 25 Percent Rule.

Development Moratorium. The LTAC Legislation imposed a moratorium between April 1, 2014 and September 30, 2017 on the establishment and classification of new LTAC hospitals, LTAC satellite facilities, and LTAC beds in existing LTAC hospitals or satellite hospitals, subject to certain exceptions. LTAC hospitals or satellite facilities were exempt if, as of April 1, 2014, such facility had: (1) begun its qualifying period for payment as a LTAC hospital; (2) a binding written contract with an outside, unrelated party for the development of a LTAC hospital or satellite facility and has expended at least 10% of the estimated cost of the project or, if less, $2.5 million; or (3) obtained an approved CON. This moratorium limited our ability to increase LTAC bed capacity, expand into new areas, or increase bed capacity in existing markets that we serve.

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

On August 2, 2017, CMS issued final regulations regarding Medicare reimbursement for LTAC hospitals for the federal fiscal year beginning October 1, 2017. Included in the final regulations are: (1) a net market basket increase to the standard federal payment rate of 1.0%, as required by MACRA; (2) a wage level budget neutrality factor of 1.0006434 applied to the standard federal payment rate; (3) an additional budget neutrality adjustment for impact of changes in short stay outliers; (4) adjustments to area wage indexes; and (5) an increase in the high cost outlier threshold per discharge to $27,382. This final rule also extends the moratorium on the full implementation of the 25 Percent Rule until October 1, 2018.

The ACA requires a quality reporting system for LTAC hospitals under which any market basket update would be reduced by 2% for any LTAC hospital that does not meet the quality reporting standards. CMS has issued final regulations that require LTAC hospitals to report quality measures related to, among other things, catheter-associated urinary tract infections, central line associated blood stream infections, new or worsening pressure ulcers, unplanned readmissions, and falls with major injury.

Medicaid reimbursement of LTAC hospitals — The Medicaid program is designed to provide medical assistance to individuals unable to afford care. Medicaid payments are made under a number of different systems, which include cost-based reimbursement, prospective payment systems, or programs that negotiate payment levels with individual hospitals. Medicaid programs are subject to statutory and regulatory changes, administrative rulings, interpretations of policy by state agencies, and certain government funding limitations, all of which may increase or decrease the level of payments to our hospitals.

Nongovernment payments — The hospital division seeks to maximize the number of nongovernment payment patients admitted to its hospitals, including those covered under commercial insurance and managed care health plans. Nongovernment payment patients typically have financial resources (including insurance coverage) to pay for their services and do not rely on government programs for support. It is important to our business to establish relationships with commercial insurers, managed care health plans, and other private payors and to maintain our reputation with such payors as a provider of quality patient care. We negotiate contracts with purchasers of group healthcare services, including private employers, commercial insurers, and managed care companies. Some payor organizations attempt to obtain discounts from established charges. We focus on demonstrating to these payors how our services can provide them and their customers with the most viable pricing arrangements in circumstances where they may otherwise be faced with funding treatment at higher rates at other healthcare providers. The importance of obtaining contracts with commercial insurers, managed care health plans, and other private payors varies among markets, depending on factors such as the number of commercial payors and their relative market strength. Failure to obtain contracts with certain commercial insurers and managed care health plans or reductions in the lengths of stay or payments for our services provided to individuals covered by commercial insurance could have a material adverse effect on our business, financial position, results of operations, and liquidity.

In addition, certain third parties, known as conveners, offer patient placement and care transition services to managed care companies, Medicare Advantage plans, bundled payment participants, accountable care organizations, and other healthcare providers as part of an effort to manage PAC utilization and associated costs. Thus, conveners influence patient decision on which PAC setting to choose, as well as how long to remain in a particular PAC facility. Given their focus on perceived financial savings, conveners customarily suggest that patients avoid higher cost PAC settings altogether or move as soon as practicable to lower cost PAC settings. However, conveners are not healthcare providers and may suggest a PAC setting or duration of care that may not be appropriate from a clinical perspective. Conveners may suggest that patients select alternate care settings to our TC hospitals, IRFs, or home health locations or otherwise suggest shorter lengths of stay in such settings. Efforts by conveners to avoid our care settings or suggest shorter lengths of stay in our care settings could have a material adverse effect on our business, financial position, results of operations, and liquidity.

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

Our IRFs are subject to additional federal and state regulations. In order to receive Medicare reimbursement, each IRF must meet the applicable conditions of participation set forth by HHS relating to the type of hospital, its equipment, personnel, and standard of medical care, as well as comply with state and local laws and regulations. We have developed a management system to facilitate compliance with these various standards and requirements. Among other things, each IRF has an individual who is responsible for leading an ongoing quality assessment and improvement program. As of December 31, 2017, all 19 IRFs operated by the Kindred Rehabilitation Services division were certified by Medicare as an IRF provider. In addition, 15 of our IRFs also were certified by their respective state Medicaid programs. Loss of certification could adversely affect an IRF’s ability to receive payments from the Medicare and Medicaid programs.

Accreditation by TJC and the Commission on Accreditation of Rehabilitation Facilities. IRFs may receive accreditation from TJC. IRFs generally must have been in operation at least four months to be eligible for accreditation by TJC. After conducting on-site surveys, TJC awards accreditation for up to three years to IRFs found to be in substantial compliance with TJC standards. Accredited IRFs are periodically resurveyed, at the option of TJC, upon a major change in facilities or organization and after a merger or consolidation. As of December 31, 2017, all of the IRFs operated by the Kindred Rehabilitation Services division were accredited by TJC.

IRFs and other healthcare facilities are also eligible to apply for accreditation by the Commission on Accreditation of Rehabilitation Facilities (“CARF”). CARF accreditation focuses on continuous quality improvement, patient engagement with person-focused standards and an individualized approach to service and outcomes. Generally, a provider will need 9-12 months to prepare for a CARF survey. CARF accreditations are awarded as one or three-year terms. As of December 31, 2017, we have obtained 51 three-year CARF accreditations with 12 more pending in 2018.

In addition to standard accreditations, both TJC and CARF award specialty accreditation in areas such as stroke, traumatic brain injury, spinal cord injury, pulmonary, cancer, amputation, and diabetes. Several of our programs have received specialty accreditation, including 40 for stroke, seven for traumatic brain injury and four for amputation.

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

Corporate Integrity Agreement—We entered into a five-year corporate integrity agreement with the OIG on January 11, 2016 (the “RehabCare CIA”). The RehabCare CIA imposes monitoring, auditing (including by an independent review organization), reporting, certification, oversight, screening, and training obligations with which we must comply. These obligations include:

•

Retention of an independent review organization to perform duties under the RehabCare CIA, which include reviewing compliance by RehabCare Group, Inc. and its subsidiaries (“RehabCare”), a therapy services company we acquired on June 1, 2011, with federal program requirements and accepted medical practices; and

•

Annual reporting obligations to the OIG regarding RehabCare’s compliance with the RehabCare CIA (including corresponding certification by senior management and the Board of Directors or a committee thereof).

In the event of a breach of the RehabCare CIA, we could become liable for payment of certain stipulated penalties, or our RehabCare subsidiaries could be excluded from participation in federal healthcare programs. The costs associated with compliance with the RehabCare CIA could be substantial and may be greater than we currently anticipate. Any breach or failure to comply with the RehabCare CIA, the imposition of substantial monetary penalties, or any suspension or exclusion from participation in federal healthcare programs, could have a material adverse effect on our business, financial position, results of operations, and liquidity. See “—Risk Factors—Risks Relating to Our Operations—If we fail to comply with the terms of our Corporate Integrity Agreement, we could be subject to substantial monetary penalties or suspension or exclusion from participation in the Medicare and Medicaid programs” and note 1 of the notes to consolidated financial statements.

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

The ACA requires a quality reporting system for IRFs in which any market basket update would be reduced by 2% for any IRF that does not meet quality reporting standards. CMS has finalized regulations that required IRFs to report measures related to, among other things, catheter-associated urinary tract infections, pressure ulcers, and unplanned readmissions.

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

Reimbursement for therapy management and therapy services

The Kindred Rehabilitation Services division receives payment for the rehabilitation and program management services it provides to patients and customers. The basis for payment varies as more specifically set forth below. In the Kindred Hospital Rehabilitation Services segment, our (1) ARU customers generally pay a negotiated fee per discharge, a flat monthly management fee, or a combination of the two, (2) LTAC hospital customers generally pay a negotiated per patient day rate, (3) sub-acute rehabilitation customers generally pay a flat monthly fee or a negotiated fee per patient day, and (4) outpatient therapy clients typically pay a negotiated fee per unit of service. In the RehabCare segment, our customers generally pay a negotiated patient per diem rate or a negotiated fee schedule based upon the type of service rendered.

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

The BBA (1) permanently repeals the Medicare Part B outpatient therapy cap (effective January 1, 2018), (2) continues the targeted medical review process, while reducing the applicable threshold triggering such review to $3,000 (effective January 1, 2018), and (3) reduces payment for services provided by a physical or occupational therapy assistant to 85% of the amount currently payable under Medicare for such services (effective January 1, 2022).

Reductions in the reimbursement provided to our customers by Medicare or Medicaid could negatively impact the demand and price for our services, impair our ability to collect for our services from customers, and could have a material adverse effect on our rehabilitation revenues and growth prospects.

Although reductions or changes in reimbursement from governmental or third party payors and regulatory changes affecting our business represent one of the most significant challenges to our business, our operations are also affected by coverage rules and determinations. Medicare providers like us can be negatively affected by the adoption of coverage policies, either at the national or local level, that determine whether an item or service is covered and under what clinical circumstances it is considered to be reasonable, necessary, and appropriate. Current CMS coverage rules require inpatient rehabilitation services to be ordered by a qualified rehabilitation physician and be coordinated by an interdisciplinary team. The interdisciplinary team must meet weekly to review patient status and make any needed adjustments to the individualized plan of care. Qualified personnel provide rehabilitation nursing, physical therapy, occupational therapy, speech language pathology, social services, psychological services, and prosthetic and orthotic services, as medically necessary. CMS has also noted that it is considering specific standards governing the use of group therapies. For individual claims, Medicare contractors make coverage determinations regarding medical necessity that can reflect more restrictive interpretations of the CMS coverage rules. We cannot predict how future CMS coverage rule interpretations or any new local coverage determinations will affect us.

VENTAS MASTER LEASE AGREEMENT

At December 31, 2017, we leased from Ventas and its affiliates 29 TC hospitals under one master lease agreement (as previously defined, the “Master Lease Agreement”). The Master Lease Agreement includes land, buildings, structures, and other improvements on the land, easements, and similar appurtenances to the land and improvements, and permanently affixed equipment, machinery, and other fixtures relating to the operation of the leased properties. There are one or more bundles of leased properties under the Master Lease Agreement, with each bundle containing several TC hospitals.

As part of our strategic decision to exit the skilled nursing facility business, we entered into an agreement with Ventas in 2016 which provided us with the option to acquire the real estate for all 36 skilled nursing facilities (previously defined as the “Ventas Properties”) that were leased from Ventas for an aggregate consideration of $700 million. As of December 31, 2017, we have acquired all of the Ventas Properties from Ventas.

Recent Master Lease Amendments

On November 7, 2017, we and Ventas amended the Master Lease Agreement in connection with our purchase and closure of one of the TC hospitals leased thereunder. As part of such amendment, we paid Ventas $3 million for the real estate of such TC hospital, with the annual rent otherwise payable for such TC hospital of $5 million reallocated among the remaining facilities leased under the Master Lease Agreement. For accounting purposes, the reallocated rent is treated as a one-time non-cash lease termination charge. The Company recorded a $32 million lease termination charge in the fourth quarter of 2017 in connection with this transaction. The lease termination fee was recorded as a long-term liability discounted at our credit-adjusted risk-free rate through the end of 2025, which is the original lease term of the TC hospital. This lease termination fee was recorded as a restructuring charge in the accompanying consolidated statement of operations.

Concurrently with the execution and delivery of the Merger Agreement, on December 19, 2017, we and Ventas entered into the Ventas Lease Amendment to the Master Lease Agreement pursuant to which, among other things, (i) Ventas agreed that the transactions contemplated by the Merger Agreement and the Separation Agreement comply with the Master Lease Agreement, subject to the satisfaction of the remaining requirements in the Master Lease Agreement related thereto, including payment to Ventas of a transaction fee equal to 10% of annual base rent under the Master Lease Agreement upon closing of the transactions, (ii) we agreed to pay to Ventas an additional $5 million fee within one business day of the signing of the Merger Agreement in exchange for Ventas’ approval of and agreement not to challenge the transaction structure (this condition was satisfied on December 20, 2017), (iii) we agreed to complete the purchase of the two remaining skilled nursing facilities under the Master Lease Agreement and our former Second Amended and Restated Master Lease No. 2 from Ventas, and pay corresponding expense reimbursements to Ventas, on or before December 31, 2017 (this condition was satisfied on December 21, 2017), and (iv) we agreed to make certain minimum expenditures for the leased facilities remaining under the Master Lease Agreement going forward.

Rental Amounts and Escalators

The Master Lease Agreement is commonly known as a triple-net lease or an absolute-net lease. Accordingly, in addition to rent, we are required to pay the following: (1) all insurance required in connection with the leased properties and the business conducted on the leased properties, (2) certain taxes levied on or with respect to the leased properties (other than taxes on the income of Ventas), and (3) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties.

We paid rents to Ventas (including amounts classified within discontinued operations) approximating $154 million for the year ended December 31, 2017, $168 million for the year ended December 31, 2016, and $172 million for the year ended December 31, 2015.

The Master Lease Agreement provides for rent escalations each May 1. All annual rent escalators are payable in cash. The contingent annual rent escalator for the Master Lease Agreement is based upon annual increases in the Consumer Price Index, subject to a ceiling of 4%. In 2017, the contingent annual rent escalator was 2.74% for the Master Lease Agreement.

Restrictive Covenants

Pursuant to the provisions of the Master Lease Agreement, we may not (1) develop any additional TC hospitals within a ten-mile radius of each of the TC hospitals subject to the Master Lease Agreement, (2) develop any additional nursing centers within a five-mile radius of each of the nursing centers formerly subject to the Master Lease Agreement, or (3) increase the number of licensed beds at TC hospitals that are within the restricted areas and not leased to us by Ventas under the Master Lease Agreement. We are not restricted, however, from acquiring or operating TC hospitals or nursing centers within (or outside of) the restricted areas.

Remedies for an Event of Default

The Master Lease Agreement contains several restrictions and covenants related to our operation of the TC hospitals subject to the Master Lease Agreement. Upon an event of default under one of the Master Lease Agreement, Ventas may, at its option, exercise the following remedies:

(1)after at least ten days notice to us, terminate the Master Lease Agreement, repossess any leased property, relet any leased property to a third party, and require that we pay Ventas, as liquidated damages, the net present value of the rent for the balance of the term, discounted at the prime rate,

(2)without terminating the Master Lease Agreement, repossess the leased property and relet the leased property with us remaining liable for all obligations to be performed by us thereunder, including the difference, if any, between the rent under the Master Lease Agreement and the rent payable as a result of the reletting of the leased property, and

(3)seek any and all other rights and remedies available under law or in equity.

In addition to the remedies noted above, under the Master Lease Agreement, in the case of a facility-specific event of default, Ventas may terminate the Master Lease Agreement as to the leased property to which the event of default relates, and may, but need not, terminate the entire Master Lease Agreement. The Master Lease Agreement also includes special rules relative to Medicare/Medicaid events of default and a licensed bed event of default.

ADDITIONAL INFORMATION

Employees

As of December 31, 2017, we had approximately 43,100 full-time and 42,200 part-time and per diem employees. We had approximately 2,400 unionized employees at 12 of our facilities as of December 31, 2017.

We, like other healthcare providers, have experienced difficulties in attracting and retaining qualified healthcare personnel in a highly competitive market, including nurses, therapists, home health and hospice employees, physicians, and other healthcare professionals. Our operations are particularly dependent on nurses, therapists, and home health and hospice employees for patient care. As the demand for our services continues to exceed the supply of available and qualified staff, our operators have been forced to offer more attractive wage and benefit packages to these professionals. Our difficulty in hiring and retaining qualified personnel has increased our average wage rates and may force us to increase our use of contract personnel. We expect to continue to experience increases in our labor costs primarily due to higher wages and greater benefits required to attract and retain qualified healthcare personnel. Salaries, wages, and benefits were approximately 67% of our consolidated revenues for the year ended December 31, 2017. Our ability to manage labor costs will significantly affect our future operating results.

Professional and General Liability Insurance

In October 2017, in connection with the review of our insurance programs as part of the SNF Divestiture, we restructured the funding and retention mechanism of recent policy years of our professional liability and workers compensation insurance programs (the “Insurance Restructuring”) provided through our wholly owned limited purpose insurance subsidiary, Cornerstone Insurance Company (“Cornerstone”). As a result of the Insurance Restructuring, on a per-claim basis we maintain a self-insured retention and Cornerstone insures all losses in excess of this retention. Cornerstone maintains commercial reinsurance through unaffiliated commercial reinsurers for these losses in excess of our retention. The Insurance Restructuring had no impact upon the financial risk transfer aspect of Cornerstone’s reinsurance agreements with its third party reinsurers. Cornerstone continues to insure claims in all states up to a per-occurrence limit without the benefit of any aggregate stop loss limit.

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

Risks Related to the Merger

The Merger is subject to various closing conditions and other risks which may cause the Merger to be delayed or not completed at all or have other adverse consequences.

The Merger is subject to various closing conditions that must be satisfied or waived to complete the Merger. There can be no assurance that these conditions will be satisfied or waived or that the Merger will be completed in a timely manner or at all. Failure to satisfy or obtain waivers of any closing condition may jeopardize or delay the completion of the Merger and result in additional expenditures of money and resources including, but not limited to, the adverse impact of a termination fee of $29 million and reimbursement of documented out-of-pocket expenses of up to $10 million. The Merger is also subject to approval by the Company’s stockholders. There is no assurance that the Company’s stockholders will approve the Merger. In addition, the Merger is contingent upon the receipt of certain state healthcare and insurance regulatory clearances or approvals. There can be no assurance that the conditions to closing will be satisfied or waived or that other events will not intervene to delay or prevent the closing of the Merger. If the Merger is not completed for any reason, the price of our Common Stock may decline to the extent that the current market price reflects an assumption that the Merger will be consummated.

Legal proceedings instituted against the Company and others relating to the Merger Agreement also could delay or prevent the Merger from becoming effective within the agreed upon timeframe. In addition, we may elect to terminate the Merger Agreement in certain circumstances, and the parties can mutually decide to terminate the Merger Agreement at any time prior to the consummation of the Merger before or after stockholder approval. Further, uncertainty among our employees about their future roles after the completion of the Merger may impair our ability to attract, retain and motivate key personnel, and the pendency of the Merger may disrupt our business relationships with our existing and potential referral sources, customers, suppliers, vendors, landlords, and other business partners, who may attempt to negotiate changes in existing business relationships or consider entering into business relationships with parties other than us. The adverse consequence of the pendency of the Merger could be exacerbated by any delays in completion of the Merger or termination of the Merger Agreement.

We have incurred, and will continue to incur, significant transaction and related costs in connection with the Merger.

We have incurred and expect to continue to incur a number of costs associated with completing the Merger and the planned separation of the Company’s businesses pursuant to the Separation Agreement. Such costs include the payment of certain fees and expenses incurred in connection with the Merger and the related separation transactions, including legal and other professional advisory fees. The substantial majority of these costs will be non-recurring expenses and will primarily consist of transaction costs related to the Merger and the separation and employment-related costs. Additional unanticipated costs also may be incurred.

While the Merger Agreement is in effect, we are subject to restrictions on our business activities.

While the Merger Agreement is in effect, we are subject to restrictions on our business activities, including, among other things, restrictions on our ability to acquire other businesses and assets, dispose of our assets, make investments, enter into certain contracts, repurchase or issue securities, pay dividends, make capital expenditures, amend our organizational documents, incur indebtedness and settle litigation. These restrictions could prevent us from pursuing strategic business opportunities, taking actions with respect to our business that we may consider advantageous and responding effectively and/or timely to competitive pressures and industry developments, which may as a result materially adversely affect our business, results of operations and financial condition.

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

The ACA also provides for: (1) reductions to the annual market basket payment updates for LTAC hospitals, IRFs, home health agencies, and hospice providers, which could result in lower reimbursement than in preceding years; (2) additional annual “productivity adjustment” reductions to the annual market basket payment update as determined by CMS for LTAC hospitals and IRFs, home health agencies, and hospice providers; (3) a quality reporting system for hospitals (including LTAC hospitals and IRFs); and (4) reductions in Medicare payments to hospitals (including LTAC hospitals and IRFs) for failure to meet certain quality reporting standards or to comply with standards in new value-based purchasing demonstration project programs.

Further, the ACA mandates changes to home health and hospice benefits under Medicare. For home health, the ACA mandates creation of a value-based purchasing program, development of quality measures, a decrease in home health reimbursement that began with federal fiscal year 2014 and was phased-in over a four-year period, and a reduction in the outlier cap. In addition, the ACA requires the Secretary of HHS to test different models for delivery of care, some of which would involve home health services. It also requires the Secretary to establish a national pilot program for integrated care for patients with certain conditions, bundling payment for acute hospital care, physician services, outpatient hospital services (including emergency department services), and post-acute care services, which would include home health. The Secretary is also required to conduct a study to evaluate costs and quality of care among efficient home health agencies regarding access to care and treating Medicare beneficiaries with varying severity levels of illness and provide a report to Congress.

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

The implementation of patient criteria for LTAC hospitals under the LTAC Legislation reduces the population of patients eligible for reimbursement under LTAC PPS and changes the basis upon which we are paid for other patients, which has had, and will continue to have, an adverse affect on our business, revenues and profitability.

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

Under the new criteria set forth in the LTAC Legislation, LTAC hospitals treating patients with at least a three-day prior stay in an acute care hospital intensive care unit and patients on prolonged mechanical ventilation admitted from an acute care hospital will continue to receive payment under LTAC PPS. Other patients will continue to have access to LTAC care, whether they are admitted to LTAC hospitals from acute care hospitals or directly from other settings or the community, and in such cases, LTAC hospitals will be paid at a site-neutral rate for these patients, based on the lesser of per diem Medicare rates paid for patients with the same diagnoses under IPPS or an estimate of cost. We expect the majority of these site-neutral payments will be materially less than the payments provided under LTAC PPS. The BBA imposes a mandatory 4.6% reduction in payments for services provided to site-neutral patients over a nine-year period beginning October 1, 2018.

The effective date of the new patient criteria was October 1, 2015, tied to each individual LTAC hospital’s cost reporting period, followed by an initial two-year phase-in period, which was extended by an additional two years by the BBA. During the four-year phase-in period, payment for patients receiving the site-neutral rate is based 50% on LTAC PPS and 50% on the site-neutral rate. The majority of our TC hospitals (all of which are certified as LTAC hospitals under the Medicare program) have a cost reporting period starting on September 1 of each year, and thus the phase-in of new patient criteria did not begin for a majority of our TC hospitals until September 1, 2016, and, with the enactment of the BBA, full implementation of the new criteria will not occur until September 1, 2020. We expect that the full implementation of the new criteria on September 1, 2020 will have a further negative impact on Medicare payments to our TC hospitals.

Beginning in 2020, the LTAC Legislation requires that at least 50% of a hospital’s patients must be paid under the new LTAC PPS system to maintain Medicare certification as a LTAC hospital. The failure of one or more of our TC hospitals to maintain its Medicare certification as a LTAC hospital could have a material adverse effect on our business, financial position, results of operations, and liquidity.

The new patient criteria imposed by the LTAC Legislation reduces the population of patients eligible for reimbursement under LTAC PPS and changes the basis upon which we are paid for other patients. In addition, the LTAC Legislation is subject to additional governmental regulations and the interpretation and enforcement of those regulations. In response to the impact of the LTAC Legislation, we have sold or closed approximately 23% of our TC hospitals from 2013 through 2017. The LTAC Legislation, the implementation of new patient criteria, changes in referral patterns, and other associated elements has had, and will continue to have, an adverse effect on our business, financial position, results of operations, and liquidity.

Changes in the reimbursement rates or methods or timing of payment from third party payors, including the Medicare and Medicaid programs, or the implementation of other measures to reduce reimbursement for our services and products could result in a substantial reduction in our revenues and operating margins.

We depend on reimbursement from third party payors, including the Medicare and Medicaid programs, for a substantial portion of our revenues. For the year ended December 31, 2017, we derived approximately 59% of our total revenues from continuing operations (before eliminations) from the Medicare and Medicaid programs and the balance from other third party payors, such as commercial insurance companies, health maintenance organizations, preferred provider organizations, and contracted providers. The Medicare and Medicaid programs are highly regulated and subject to frequent and substantial changes. See “Part I—Item 1—Business—Governmental Regulation.”

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

CMS introduced the HHGM Proposal in July 2017. Under the HHGM Proposal, Medicare payments for home health services would have been based upon a new payment methodology known as the home health grouping model (previously defined as HHGM), utilizing a 30-day (rather than a 60-day) episode of care, comorbidities (rather than therapy service-use thresholds), and other criteria to set payments. In November 2017, CMS announced that it was not finalizing the HHGM Proposal and that it would instead take additional time to further engage with stakeholders to move towards a system that shifted the focus from volume of services to a more patient-centered model. If CMS decided to implement the HHGM Proposal or other payment reform for home health care providers, it could have a material adverse effect on our business, financial position, results of operations, and liquidity.

The BBA, passed on February 9, 2018, will implement several changes to Medicare home health reimbursement, including (1) basing payment on a 30-day episode of care (beginning January 1, 2020), coupled with annual determinations by CMS to ensure budget neutrality (including taking into account provider behavior), (2) eliminating the retroactive payment adjustment based upon the level of therapy services required (beginning January 1, 2020), (3) extending the 3% add-on payment for home health services provided to residents in rural areas (beginning January 1, 2018), coupled with a reduction and phase out of such add-on payment over the following four years, and (4) establishing a market basket update of 1.5% for the federal fiscal year beginning January 1, 2020.

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

Federal and state governments continue to pursue intensive enforcement policies resulting in a significant number of investigations, inspections, audits, citations of regulatory deficiencies, and other regulatory sanctions including demands for refund of overpayments, terminations from the Medicare and Medicaid programs, bans on Medicare and Medicaid payments for new admissions, and civil monetary penalties or criminal penalties. We expect audits under the CMS RAC program and other federal and state audits evaluating the medical necessity of services to further intensify the regulatory environment surrounding the healthcare industry as third party firms engaged by CMS and others conduct extensive reviews of claims data and medical and other records to identify improper payments to healthcare providers under the Medicare and Medicaid programs. If we fail to comply with the extensive laws, regulations, and prohibitions applicable to our businesses, we could become ineligible to receive government program reimbursement, suffer civil or criminal penalties, or be required to make significant changes to our operations. In addition, we could be forced to expend considerable resources responding to investigations, audits, or other enforcement actions related to these laws, regulations, or prohibitions. Furthermore, should we lose the licenses for one or more of our facilities as a result of regulatory action or otherwise, we could be in default under our Master Lease Agreement, the Credit Facilities (as defined below), and the indentures governing our outstanding notes. Failure of our staff to satisfy applicable licensure requirements, or of our hospitals, home health and hospice operations, IRFs, and rehabilitation operations to satisfy applicable licensure and certification requirements could have a material adverse effect on our business, financial position, results of operations, and liquidity.

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

These audits and investigations may require us to refund or retroactively adjust amounts that have been paid under the relevant government program or from other payors. Further, an adverse review, audit, or investigation could result in other adverse consequences, particularly if the underlying conduct is found to be pervasive or systemic. These consequences include: (1) state or federal agencies imposing significant fines, penalties, and other sanctions on us; (2) loss of our right to participate in the Medicare or Medicaid programs or one or more third party payor networks; (3) indemnity claims asserted by customers and others for which we provide services; and (4) damage to our reputation in various markets, which could adversely affect our ability to attract patients and employees. If they were to occur, these consequences could have a material adverse effect on our business, financial position, results of operations, and liquidity.

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

See note 24 of the notes to consolidated financial statements for a description of pending legal proceedings, governmental reviews, audits, and investigations to which we are subject.

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

In addition, certain third parties, known as conveners, offer patient placement and care transition services to managed care companies, Medicare Advantage plans, bundled payment participants, accountable care organizations, and other healthcare providers as part of an effort to manage PAC utilization and associated costs. Thus, conveners influence patient decision on which PAC setting to choose, as well as how long to remain in a particular PAC facility. Given their focus on perceived financial savings, conveners customarily suggest that patients avoid higher cost PAC settings altogether or move as soon as practicable to lower cost PAC settings. However, conveners are not healthcare providers and may suggest a PAC setting or duration of care that may not be appropriate from a clinical perspective. Conveners may suggest that patients select alternate care settings to our TC hospitals, IRFs or home health locations or otherwise suggest shorter lengths of stay in such settings. Efforts by conveners to avoid our care settings or suggest shorter lengths of stay in our care settings could have a material adverse effect on our business, financial position, results of operations, and liquidity.

We also depend on referrals from physicians, hospitals, IRFs, nursing centers, assisted living facilities, and other healthcare providers in the communities we serve. Many of our third party referral sources are becoming increasingly focused on controlling PAC costs, including as a result of bundled payment initiatives, population health management activities, and incentives placed on short-term acute care hospitals to reduce spending on Medicare fee-for-service patients over 90-day episodes of care. Our ability to attract and retain patients and customers could be adversely affected if any of our facilities fail to provide or maintain a reputation for providing cost-effective care as compared to other facilities or providers in the same geographic area.

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

If our TC hospitals, satellite TC facilities, or HIHs fail to meet or maintain the standards for certification as LTAC hospitals, such as minimum average length of patient stay, they will receive payments under IPPS rather than payment under the system applicable to LTAC hospitals for qualifying patients. Payments at rates applicable to general acute care hospitals for patients that otherwise qualify for payment under LTAC PPS would result in our TC hospitals receiving less Medicare reimbursement than they currently receive for patient services, and our profitability would decline. To maintain certification under LTAC PPS, the average length of stay of Medicare patients must be greater than 25 days, except for patients receiving a site-neutral rate or Medicare Advantage patients.

Beginning in 2020, the LTAC Legislation requires that at least 50% of our patients must be paid under the new LTAC PPS system to maintain Medicare certification as a LTAC hospital. Under the new criteria, LTAC hospitals treating patients with at least a three-day prior stay in an acute care hospital intensive care unit and patients on prolonged mechanical ventilation admitted from an acute care hospital will continue to receive payment under LTAC PPS.

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

CMS has regulations governing payments to a LTAC hospital that is co-located with another hospital, such as a HIH. The rules generally limit Medicare payments to the HIH if the Medicare admissions to the HIH from its co-located hospital exceed 25% of the total Medicare discharges for the HIH’s cost reporting period, known as the 25 Percent Rule. There are limited exceptions for admissions from rural hospitals, urban single hospitals, and MSA Dominant hospitals. Patients transferred after they have reached the short-term acute care outlier payment status are not counted toward the admission threshold. Patients admitted prior to meeting the admission threshold, as well as Medicare patients admitted from a non co-located hospital, are eligible for the full payment under LTAC PPS. If the HIH’s admissions from the co-located hospital exceed the limit in a cost reporting period, Medicare will pay the lesser of: (1) the amount payable under LTAC PPS; or (2) the amount payable under IPPS, which likely will reduce our revenues for such admissions. At December 31, 2017, we operated 13 HIHs with 494 licensed beds.

In 2007, CMS expanded the 25 Percent Rule to all LTAC hospitals, regardless of whether they are a HIH. Under these regulations, all LTAC hospitals were to be paid LTAC PPS rates for admissions from a single referral source up to 25% of aggregate Medicare admissions. Patients reaching high cost outlier status in the short-term hospital were not to be counted when computing the 25% limit. Admissions beyond the 25% threshold were to be paid at lower IPPS rates.

Since 2007, various legislative enactments have created moratoriums on the expansion of the 25 Percent Rule to freestanding LTAC hospitals. The 21st Century Cares Act further extended the moratorium on the application of the 25 Percent Rule until October 1, 2017, which was later extended to October 1, 2018 pursuant to regulations issued by CMS during 2017. Generally, until October 1, 2018: (1) LTAC hospitals may admit up to 50% of their patients from a co-located hospital and still be paid according to LTAC PPS; and (2) LTAC hospitals that are co-located with an urban single hospital or a MSA Dominant hospital may admit up to 75% of their patients from such urban single or MSA Dominant hospital and still be paid according to LTAC PPS. The LTAC Legislation further provides that co-located LTAC hospitals certified on or before September 30, 1995 are exempt from the provisions of the 25 Percent Rule. The Secretary of HHS has issued a report to Congress indicating that it will continue to consider whether to further modify or extend the 25 Percent Rule.

Since these rules are complex and are based upon the volume of Medicare admissions and the source of those admissions, we cannot predict with any certainty the impact on our future revenues or operations from these regulations. If the 25 Percent Rule is fully implemented, it could have a material adverse effect on our business, financial position, results of operations, and liquidity.

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

There are a number of federal and state laws protecting the confidentiality of certain patient health information, including patient records, and restricting the use and disclosure of that protected information. The HIPAA privacy and security regulations protect medical records and other personal health information by limiting their use and disclosure, giving individuals the right to access, amend, and seek accounting of their own health information, and limiting most uses and disclosures of health information to the minimum amount reasonably necessary to accomplish the intended purpose. The HITECH Act strengthened HIPAA enforcement provisions and authorized state attorneys general to bring civil actions for HIPAA violations. It permits HHS to conduct audits of HIPAA compliance and impose penalties even if we did not know or reasonably could not have known about the violation and increases civil monetary penalty amounts up to$50,000 per violation with a maximum of $1.5 million in a calendar year for violations of the same requirement. The Omnibus Rule extended certain privacy and security regulations to business associates and their subcontractors that handle protected health information and imposed new requirements on HIPAA business associate contracts. The Omnibus Rule also clarified a covered entity’s notification and reporting requirements in the event of a breach of unsecured protected health information. This reporting obligation supplements state laws that also may require notification in the event of a breach of personal information.

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

Approximately 18% of our hospice revenues are derived from patients who reside in nursing centers. Changes in the laws and regulations regarding payments for hospice services and “room and board” provided to hospice patients residing in nursing centers could reduce our net patient service revenue and profitability.

For hospice patients receiving nursing center care under certain state Medicaid programs who elect hospice care under Medicare or Medicaid, the state must pay, in addition to the applicable Medicare or Medicaid hospice per diem rate, an amount equal to at least 95% of the Medicaid per diem nursing center rate for “room and board” furnished to the patient by the nursing center. The reduction or elimination of Medicare payments for hospice patients residing in nursing centers would significantly reduce our home health and hospice revenues and profitability. In addition, changes in the way nursing centers are reimbursed for “room and board” services provided to hospice patients residing in nursing centers could affect our ability to obtain referrals from nursing centers. A reduction in referrals from nursing centers would adversely affect our home health and hospice revenues and profitability.

Risks Relating to Our Indebtedness

Our indebtedness could adversely affect our cash flow and prevent us from fulfilling our obligations.

We have a substantial amount of indebtedness. As of December 31, 2017, we had total indebtedness of approximately $3.2 billion in addition to the availability of approximately $504 million under our asset-based loan revolving credit facility (the “ABL Facility”) (subject to a borrowing base and after giving effect to approximately $156 million of letters of credit outstanding on such date, including):

•	$1.36 billion of senior secured indebtedness under our term loan credit facility (the “Term Loan Facility”, and together with the ABL Facility, the “Credit Facilities”);
•	$750 million of senior unsecured indebtedness under our 8.00% senior notes due 2020 (the “Notes due 2020”);
•	$500 million of senior unsecured indebtedness under our 6.375% senior notes due 2022 (the “Notes due 2022”);
•	$600 million of senior unsecured indebtedness under our 8.75% senior notes due 2023 (the “Notes due 2023”); and
•	subject to our compliance with certain covenants and other conditions, we have the option to incur certain additional secured indebtedness and/or additional unsecured indebtedness.

Our substantial amount of indebtedness could have important consequences. For example it could:

•	make it more difficult for us to satisfy our obligations with respect to our indebtedness;
•	increase our vulnerability to general adverse economic and industry conditions;
•	expose us to fluctuations in the interest rate environment because the interest rates under the Credit Facilities are variable;
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

•	restrict us from pursuing business opportunities; and
•	make it more difficult or expensive to refinance our existing debt as it matures.

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

Our outstanding indebtedness is collateralized by substantially all of our material assets including certain owned real property and is guaranteed by substantially all of our wholly owned, domestic material subsidiaries. The terms of the Credit Facilities and the indentures governing our outstanding notes include covenants and certain other provisions that limit acquisitions, annual capital expenditures and other activities. We were in compliance with the terms of the Credit Facilities and the indentures governing our outstanding notes at December 31, 2017. However, a downturn in operating earnings or events beyond our control could impair our ability to comply with the covenants contained within the Credit Facilities and the indentures governing our outstanding notes. If we anticipated a potential financial or other covenant violation, we would seek to amend the terms of the Credit Facilities and the indentures governing our outstanding notes or obtain relief from our lenders for the Credit Facilities and the holders of the outstanding notes, which likely would include costs to us, and such amendment or relief may not be on terms as favorable as those in the Credit Facilities or the outstanding notes, as applicable. Under those circumstances, there is also the possibility that we may not be able to amend the terms of the Credit Facilities and the indentures governing our outstanding notes and/or our lenders under the Credit Facilities or the holders of the outstanding notes would not grant relief to us.

If an event of default occurs under any of the agreements relating to our outstanding indebtedness, including the Credit Facilities and the indentures governing our outstanding notes, we may not be able to incur additional indebtedness under the Credit Facilities, and the holders of the defaulted debt could cause all amounts outstanding with respect to that debt to become immediately due and payable. We cannot assure you that our assets or cash flow would be sufficient to fully repay borrowings under our outstanding debt instruments if accelerated upon an event of default, which could have a material adverse effect on our ability to continue to operate as a going concern. Further, if we are unable to repay, refinance, or restructure our secured debt, the holders of such debt could proceed against the collateral securing that indebtedness. In addition, any declaration of acceleration or event of default under one debt instrument or under the Master Lease Agreement also could result in an event of default under one or more of our other debt instruments and the Master Lease Agreement and require us to immediately repay all amounts then outstanding under the Credit Facilities and the outstanding notes. Our inability to avoid or prevent a default under the financial or other covenants under our Credit Facilities or the indentures governing the notes could have a material adverse effect on our business, financial position, results of operations, and liquidity. Moreover, counterparties to some of our contracts material to our business may have the right to amend or terminate those contracts if we have an event of default or a declaration of acceleration under certain of our indebtedness, which could adversely affect our business, financial position, results of operations, and liquidity.

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

In addition, our Master Lease Agreement and/or our outstanding indebtedness:

•

require us to dedicate a substantial portion of our cash flow to payments on our rent and interest obligations, thereby reducing the availability of cash flow to fund working capital, capital expenditures, and other general corporate activities;

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

Borrowings under the Credit Facilities bear interest at variable rates. Interest rate changes could affect the amount of our interest payments and, accordingly, our future earnings and cash flows, assuming other factors are held constant. In addition, any refinancing of our debt could result in higher interest rates. Pursuant to the terms of the Credit Facilities, we have entered into interest rate swaps that fix a portion of our interest rate interest payments in order to reduce interest rate volatility; however, any interest rate swaps we enter into do not fully mitigate our interest rate risk. As a result, an increase in interest rates, whether because of an increase in market interest rates, increases due to refinancing our debt in the future, or an increase in our own cost of borrowing, would increase the cost of servicing our debt and could materially reduce our profitability. For example, a change of one-eighth percent in the interest rates for the Credit Facilities would increase or decrease annual interest expense by approximately $1 million.

Our failure to pay rent or otherwise comply with the provisions of our Master Lease Agreement could materially adversely affect our business, financial position, results of operations, and liquidity.

As of December 31, 2017, we leased 29 of our TC hospitals from Ventas under our Master Lease Agreement. Our failure to pay the rent or otherwise comply with the provisions of our Master Lease Agreement would result in an “Event of Default” under the Master Lease Agreement and also could result in a default under the Credit Facilities and, if repayment of the borrowings under the

Credit Facilities were accelerated, also under the indentures governing our outstanding notes. Upon an Event of Default, remedies available to Ventas include, without limitation, terminating the Master Lease Agreement, repossessing and reletting the leased properties and requiring us to remain liable for all obligations under the Master Lease Agreement, including the difference between the rent under the Master Lease Agreement and the rent payable as a result of reletting the leased properties, or requiring us to pay the net present value of the rent due for the balance of the term of the Master Lease Agreement. The exercise of such remedies would have a material adverse effect on our business, financial position, results of operations, and liquidity.
For additional information on the Master Lease Agreement, see “Part I—Item 1—Business—Ventas Master Lease Agreement.”

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

Recently passed tax legislation may limit the deductibility of interest expense for taxes.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 was enacted (the “Tax Reform Act”). The Tax Reform Act may limit interest expense deductions for certain companies, like us, that are highly levered. A reduction in our interest expense deduction could result in us paying more federal income taxes or using our available federal net operating losses (“NOLs”) on an accelerated basis, which could materially adversely affect our financial position, results of operations, and liquidity.

Risks Relating to Our Capital and Liquidity

The market price of our Common Stock may fluctuate significantly, and it may trade at prices below the price at which you purchased our Common Stock.

The market price of our Common Stock may fluctuate significantly from time to time as a result of many factors, including, but not limited to:

•	regulatory and/or reimbursement changes applicable to our businesses;
•	quarterly or other periodic variations in operating results;
•	our ability to complete the Merger, including the expected timing of the Merger or failure to obtain required regulatory or shareholder approvals or satisfy other conditions to closing of the Merger;
•	adverse outcomes from litigation and/or government, regulatory, or internal investigations;
•	changes in financial estimates and recommendations by securities analysts;
•	national, regional, and industry-specific economic, financial, business, and political conditions;
•	operating and stock price performance of other companies that investors may deem comparable;
•	press releases or negative publicity relating to us or our competitors or relating to trends in healthcare;
•	sales of stock by insiders;
•	issuance of additional shares of Common Stock or other securities;
•	changes in our credit ratings;
•	successful cybersecurity attacks or other information systems breaches;
•	natural disasters, terrorist attacks, and pandemics; and
•	limitations on our ability to repurchase our Common Stock.

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

We may issue additional Common Stock in the future in connection with capital raises, acquisitions, strategic transactions, or for other purposes. To the extent we issue substantial additional Common Stock, the ownership of our existing stockholders would be diluted and our earnings per share could be reduced, which may negatively affect the market price for our Common Stock.

We discontinued payment of dividends on our Common Stock in 2017 and we cannot predict if or when a dividend may be declared in the future.

Our Board elected, following the March 31, 2017 cash dividend payment on our Common Stock, to discontinue paying dividends on our Common Stock and will instead redirect funds to repay debt and invest in growth. There can be no assurance if or when we will pay a dividend on our Common Stock. Our ability and desire to pay dividends on our Common Stock are based on many factors, including the success of our operations, the level of demand for our services, the level of payments for our services, changes in healthcare regulations, and our liquidity needs that may vary substantially from our estimates. Many of these factors are beyond our control, and a change in any such factor could affect our ability or desire to pay dividends. In addition, the Credit Facilities and the indentures governing our outstanding notes limit our ability to pay dividends to stockholders and would prevent dividends if we are in default under any of those agreements. Our election to not pay a dividend could adversely affect the price of our Common Stock.

Our issuance of preferred stock may cause the Common Stock price to decline, which may negatively impact your investment.

Our Board is authorized to issue series of shares of preferred stock without any action on the part of our stockholders. Our Board also has the power, without stockholder approval, to set the terms of any such series of shares of preferred stock that may be issued, including voting rights, conversion rights, dividend rights, preferences over Common Stock with respect to dividends or if we liquidate, dissolve, or wind up our business, and other terms. Any other preferred stock we may issue in the future will rank senior to all of our Common Stock with respect to the payment of dividends or upon our liquidation, dissolution, or winding-up. If we issue cumulative preferred stock in the future that has preference over Common Stock with respect to the payment of dividends or upon our liquidation, dissolution, or winding up, or if we issue preferred stock with voting rights that dilute the voting power of Common Stock, the market price of Common Stock could decrease, which may negatively impact your investment.

The condition of the financial markets, including potential volatility and weakness in the equity, capital, and credit markets, could limit the availability and terms of debt and equity financing sources to fund the capital and liquidity requirements of our businesses.

From time to time, financial markets experienced significant disruptions. These disruptions may impact liquidity in the debt markets, make financing terms for borrowers less attractive and, in certain cases, significantly reduce the availability of certain types of debt financing. While we have not experienced any individual lender limitations to extend credit under the Credit Facilities, the obligations of each of the lending institutions in the ABL Facility are separate, and the availability of future borrowings under the ABL Facility could be impacted by volatility and disruptions in the financial credit markets or other events. We cannot assure you that a prolonged downturn in the credit markets or other circumstances will not impact our ability to access or refinance the Credit Facilities. Our inability to access or refinance the Credit Facilities could have a material adverse effect on our business, financial position, results of operations, and liquidity.

If we have future capital needs that cannot be funded from operating cash flows, any future issuances of equity securities may dilute the value of our Common Stock, and any additional issuances of debt may increase our leverage.

We may need additional capital if a substantial acquisition or other growth opportunity becomes available or if unexpected events occur or opportunities arise. We cannot assure you that additional capital will be available or available on terms favorable to us. If capital is not available, we may not be able to fund internal or external business expansion or respond to competitive pressures or other market conditions. If available, we may obtain additional capital through the public or private sale of debt or equity securities. However, our ability to access the public debt or equity capital markets, on terms favorable to us or at all, may be limited by disruptions in these markets or other events. If we sell equity securities, the transaction could be dilutive to our existing shareholders. Furthermore, these securities could have rights, preferences, and privileges more favorable than those of our Common Stock. If we incur additional debt, our leverage may increase and could have a material adverse effect on our business, financial position, results of operations, and liquidity.

Risks Relating to Our Operations

We could experience significant increases to our operating costs due to shortages of qualified nurses, therapists, home health and hospice employees, physicians and other healthcare professionals or union activity.

We, like other healthcare providers, have experienced difficulties in attracting and retaining qualified healthcare personnel in a highly competitive market, including nurses, therapists, home health and hospice employees, physicians, and other healthcare professionals. Our operations are particularly dependent on nurses, therapists, and home health and hospice employees for patient care. As the demand for our services continues to exceed the supply of available and qualified staff, our operators have been forced to offer more attractive wage and benefit packages to these professionals. Our difficulty in hiring and retaining qualified personnel has increased our average wage rates and may force us to increase our use of higher cost contract personnel. We expect to continue to experience increases in our labor costs primarily due to higher wages and greater benefits required to attract and retain qualified healthcare personnel. Salaries, wages, and benefits were approximately 67% of our consolidated revenues for the year ended December 31, 2017. Our ability to manage labor costs will significantly affect our future operating results.

In addition, healthcare providers are experiencing a high level of union activity across the country. At December 31, 2017, approximately 2,400 of the employees at 12 of our facilities were unionized. Though we cannot predict the degree to which future union activity will affect us, there are continuing legislative proposals that could result in increased union activity. We could experience an increase in labor and other costs from such union activity. Furthermore, we could experience a disruption of our operations if our employees were to engage in a strike or other work stoppage.

Federal, state, and local employment-related laws and regulations could increase our cost of doing business and subject us to significant additional labor costs, back pay awards, fines, and lawsuits.

Our operations are subject to a variety of federal, state, and local employment-related laws and regulations, including, but not limited to, the Fair Labor Standards Act, which governs such matters as minimum wages, overtime pay, compensable time, recordkeeping, and other wage and hour matters, Title VII of the Civil Rights Act, the ACA, the Family Medical Leave Act, the Employee Retirement Income Security Act, the Americans with Disabilities Act, the National Labor Relations Act, regulations of the Equal Employment Opportunity Commission, regulations of the Office of Civil Rights, regulations of the Department of Labor, regulations of state attorneys general, federal and state wage and hour laws, and a variety of similar laws enacted by federal, state and local governments that govern these and other employment-related matters. Because labor represents such a large portion of our operating costs, compliance with these evolving laws and regulations could substantially increase our cost of doing business while failure to do so could subject us to significant back pay awards, fines, and lawsuits. We are currently subject to class actions, employee-related claims, and other lawsuits and proceedings in connection with our operations, including, but not limited to, those related to alleged violations of federal and state wage and hour laws, wrongful discharge, retaliation, and illegal discrimination. These claims, lawsuits, and proceedings are in various stages of adjudication or investigation and involve a wide variety of claims and potential outcomes. In addition, federal, state and local proposals to introduce a system of mandated health insurance and flexible work time, provide for higher minimum wages, paid time off and other similar initiatives could, if implemented, adversely affect our operations. Our failure to comply with federal, state, and local employment-related laws and regulations could have a material adverse effect on our business, financial position, results of operations, and liquidity. See note 24 of the notes to consolidated financial statements for a description of pending legal proceedings, governmental reviews, audits, and investigations to which we are subject.

If we fail to comply with the terms of our Corporate Integrity Agreement, we could be subject to substantial monetary penalties or suspension or exclusion from participation in the Medicare and Medicaid programs.

We entered into the RehabCare CIA on January 11, 2016 with the OIG. The RehabCare CIA imposes monitoring, auditing (including by an independent review organization), reporting, certification, oversight, screening, and training obligations with which we must comply.

In the event of a breach of the RehabCare CIA, we could become liable for payment of certain stipulated penalties and/or our RehabCare subsidiaries could be excluded from participation in federal healthcare programs. The imposition of monetary penalties would adversely affect our profitability. The costs associated with compliance with the RehabCare CIA could be substantial and may be greater than we currently anticipate. Any breach or failure to comply with the RehabCare CIA, the imposition of substantial monetary penalties, or any suspension or exclusion from participation in federal healthcare programs, could have a material adverse effect on our business, financial position, results of operations, and liquidity.

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

If we are unable to obtain professional and general liability insurance, or if professional and general liability insurance becomes more costly for us to obtain, our business may be adversely affected.

For professional and general liability risks, we maintain a self-insured retention per occurrence and Cornerstone insures all losses in excess of this retention up to specified limits per occurrence. Cornerstone maintains commercial reinsurance through unaffiliated commercial reinsurers for these losses in excess of our retention. On a per claim basis, coverage for losses in excess of those insured by Cornerstone are maintained through unaffiliated commercial reinsurance carriers. Cornerstone insures claims in all states up to a per occurrence limit without the benefit of any aggregate stop loss limit. We maintain professional and general liability insurance in amounts and coverage that management believes are sufficient for our operations. However, our insurance may not cover all claims against us or the full extent of our liability nor continue to be available at a reasonable cost. Moreover, the cost of reinsurance coverage maintained with unaffiliated commercial insurance carriers is costly and may continue to increase. There can be no assurances that in the future reinsurance will be available at a reasonable price or that we will be able to maintain adequate levels of professional and general liability insurance coverage. If we are unable to maintain adequate insurance coverage or are required to pay punitive damages that are uninsured, we may be exposed to substantial liabilities, which could have a material adverse effect on our business, financial position, results of operations, and liquidity.

Certain events or circumstances could result in the impairment of our assets or other charges, including, without limitation, impairments of goodwill and identifiable intangible assets that result in material charges to earnings.

We review the carrying value of certain long-lived assets, finite lived intangible assets, and indefinite-lived intangible assets with respect to any events or circumstances that indicate an impairment or an adjustment to the amortization period may be necessary, such as when the market value of our Common Stock is below equity carrying value. On an ongoing basis, we also evaluate, based upon the fair value of our reporting units, whether the carrying value of our goodwill is impaired. If circumstances suggest that the recorded amounts of any of these assets cannot be recovered based upon estimated future cash flows, the carrying values of such assets are reduced to fair value. If the carrying value of any of these assets is impaired, we may incur a material charge to earnings. There has been a significant increase in activity in this area the past few years, including the selected items set forth below. See note 5 of the notes to consolidated financial statements for a complete discussion of recent impairment charges.

During the fourth quarter of 2017, we recorded a hospital division reporting unit goodwill impairment charge of $236 million in connection with our goodwill annual impairment test performed as of October 1, 2017. The impairment was required after cash flow projections and related mitigation strategies were refined after completing the first full year of operations under the LTAC Legislation. The refinement of the projections and mitigation strategies were finalized over the last three months of 2017 in connection with the preparation of our annual budget for 2018. We also tested the carrying value of our hospital division intangible assets and property and equipment and determined impairment charges of $3 million for a Medicare license and $1 million for property and equipment were also necessary. The fair value of the assets was measured using Level 3 inputs, such as operating cash flows, market data, and replacement cost factoring in depreciation, economic obsolescence and inflation trends.

During the fourth quarter of 2017, we also recorded an asset impairment charge of $4 million related to previously acquired home health and hospice certificates of need as part of the annual indefinite-lived intangible assets impairment review at October 1, 2017. The fair value of the certificates of need was measured using Level 3 inputs, such as operating cash flows.

During the year ended December 31, 2017, we recorded asset impairment charges of $135 million related to the previously acquired RehabCare trade name ($98 million) and customer relationship intangible asset ($37 million) due to the expected loss of affiliated contracts related to the SNF Divestiture and cancellation of non-affiliated contracts. The fair value of the trade name was measured using Level 3 inputs, such as projected revenues and royalty rate. The fair value of the customer relationship intangible asset was measured using Level 3 inputs, such as discounted projected future operating cash flows.

In connection with (1) the October 2016 sale of 12 TC hospitals to a group of entities operating under the name “Curahealth” (the “Curahealth Disposal”), (2) the closure of three TC hospitals in the third quarter of 2016, (3) a reduction in revenues associated with revenue rate reductions announced by CMS on August 2, 2016, (4) continued increases in labor costs during 2016, and (5) a refinement of the impact of the LTAC Legislation that became effective for the majority of our TC hospitals on September 1, 2016 (collectively, the “Hospital Division Triggering Event”), we were required to assess the recoverability of our hospital division reporting unit goodwill in the third quarter of 2016.

As a result of the Hospital Division Triggering Event, we determined that a goodwill impairment charge aggregating $261 million was necessary for the third quarter of 2016. We also assessed the recoverability of the hospital division intangible assets and property and equipment and concluded a property and equipment impairment charge of $3 million was necessary.

During the year ended December 31, 2016, we also recorded impairment charges in connection with the Curahealth Disposal aggregating $33 million, of which $20 million was related to property and equipment, and $13 million was related to goodwill and other intangible assets. In addition, in the first quarter of 2016, we also recorded a property and equipment impairment charge of $8 million under the held and used accounting model related to the planned Curahealth Disposal.

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

Prompt billing and collection are important factors in our liquidity. Billing and collection of our accounts receivable are subject to the complex regulations that govern Medicare and Medicaid reimbursement and rules imposed by nongovernment payors. Our inability, or the inability of our customers, to bill and collect on a timely basis pursuant to these regulations and rules could subject us to payment delays that could negatively impact our business, financial position, results of operations, and liquidity. Further, the timing of payments made under the Medicare and Medicaid programs is subject to governmental budgetary constraints, resulting in an increased period of time between submission of claims and subsequent payment under specific programs, most notably under the Medicaid and Medicaid Managed programs, which typically pay claims approximately 60 to 90 days slower than the average TC hospital claim. Reimbursement from the Medicaid and Medicaid Managed programs accounted for 7% and 3% of our revenues, respectively, for the fiscal year ended December 31, 2017. In addition, we may experience delays in reimbursement as a result of the failure to receive prompt approvals related to change of ownership applications for acquired or other facilities or from delays caused by our or other third parties’ information system failures. Significant delays in billing and/or collections may adversely affect the borrowing base under the ABL Facility, potentially limiting the availability of funds under the ABL Facility.

We are exposed to the credit risk of our payors and customers, which in the future may cause us to make larger allowances for doubtful accounts or incur bad debt write-offs.

Due to weak economic and industry conditions, Medicare and Medicaid reimbursement reductions, shifts in healthcare utilization, and other factors, commercial payors and customers may default on their payments to us, and individual patients may default on co-payments and deductibles for which they are responsible under the terms of either commercial insurance programs or Medicare. Although we review the credit risk of our commercial payors and customers regularly, such risks may arise from events or circumstances that are difficult to anticipate or control, such as a general economic downturn or changes in Medicare or Medicaid reimbursement. If our payors or customers default on their payments to us in the future, we may have to record higher provisions for allowances for doubtful accounts or incur bad debt write-offs, both of which could have a material adverse effect on our business, financial position, results of operations, and liquidity.

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

As of December 31, 2017, we operated 24 of our facilities and three home health and hospice agencies through partnerships with unrelated parties. We are the majority owner of most of those partnerships. We may enter into additional partnerships with unrelated parties in the future to acquire, own, or operate IRFs, home health and hospice services, and/or hospitals. Although, we typically control the day-to-day activities of these partnerships, the partnership agreements with our partners often include provisions reserving certain major actions for super-majority approval. Failure to obtain, or delays or substantial time and costs involved in obtaining, our partners’ approval rights, if any, could adversely affect our ability to operate such partnerships, and could have a material adverse effect on such ventures or our business, financial position, results of operations, and liquidity more generally. Such actions may include entering into a new business activity or ceasing an existing activity, taking on substantial debt, admitting new partners, and terminating the venture. In addition, the partnership agreements may restrict our ability to derive cash from the partnerships and affect our ability to transfer our interest in the partnerships. We may be required to provide additional capital to a partnership if our partner defaults on its capital obligations. Our restrictions to derive cash, transfer our interests, or provide additional funding to these partnerships could have a material adverse effect on our business, financial position, results of operations, and liquidity.

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

The post-acute healthcare services industry is highly competitive. Our Kindred at Home and Kindred Rehabilitation Services divisions compete with national, regional, and local home health, hospice, community care and rehabilitation service providers within our markets. Our Kindred at Home and Kindred Rehabilitation Services divisions further operate in industries with little or no barriers to entry in which other healthcare providers may elect to expand their services to include home health, hospice care, community care, rehabilitation or similar services. Several of these competitors may have greater financial and other resources than us, may be more established in the markets in which we compete, and may be willing to provide services at lower prices. Our hospitals and IRFs face competition from healthcare providers that provide services comparable to those offered by our hospitals and IRFs. Many competing hospitals or IRFs are larger and more established than us. Some of our competitors operate newer facilities and may offer services not provided by us or are operated by entities having greater financial and other resources than us. We cannot assure you that increased competition in the future will not adversely affect our business, financial position, results of operations, and liquidity.

Our success is heavily dependent on referrals from physicians, hospitals, IRFs, nursing centers, assisted living facilities, managed care companies, insurance companies, and other patient referral sources in the communities where we provide services, as well as our ability to maintain good relations with these referral sources. Our referral sources are not obligated to refer business to us and may refer business to other healthcare providers. We believe many of our referral sources refer patients to us as a result of the quality of our patient services and our efforts to establish and build a relationship with them. In addition, many of our third party referral sources are becoming increasingly focused on controlling PAC costs, including as a result of bundled payment initiatives, population health management activities, and incentives placed on short-term acute care hospitals to reduce spending on Medicare fee-for-service patients over 90-day episodes of care. If any of our facilities fail to provide or maintain a reputation for providing high quality or cost-effective care, or are perceived to provide lower quality or less cost-effective care than comparable facilities within the same geographic area, or customers of our home health, hospice services, community care, or rehabilitation therapy perceive that they could receive higher quality or more cost-effective services from other providers, our ability to attract and retain patients and customers could be adversely affected. We believe that the perception of our quality of care by potential patients or their families seeking our services is influenced by a variety of factors, including physician and other healthcare professional referrals, community information and referral services, electronic media, newspapers and other print, and results of patient surveys, recommendations from family and friends, and published quality care statistics compiled by CMS or other industry data. If we lose, or fail to maintain, existing relationships with our referral resources, fail to develop new relationships or if we are perceived by our referral sources for any reason as not providing high quality or cost-effective patient care, our patient volumes and the quality of our patient mix could suffer, and our revenue and profitability could decline.

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

We lease a substantial number of our facilities from Ventas and other third parties. Under our leases, we generally are required to operate continuously our leased properties as a provider of healthcare services. In addition, these leases generally limit or restrict our ability to assign the lease to another party. Our failure to comply with these lease provisions would result in an event of default under the leases and subject us to material damages, including potential defaults under the Credit Facilities and the indentures governing our outstanding notes. Given these restrictions, we may be forced to continue operating unprofitable facilities to avoid defaults under our leases. For additional information on our Master Lease Agreement, see “Part I—Item 1—Business—Ventas Master Lease Agreement.”

Possible changes in the acuity of patients, as well as payor mix and payment methodologies, may significantly affect our profitability.

The sources and amount of our revenues are determined by a number of factors, including the occupancy rates of our facilities, the length of stay, the payor mix of patients, rates of reimbursement among payors, and patient acuity. Changes in patient acuity as well as payor mix among private pay, third party payor, Medicare, and Medicaid may significantly affect our profitability. In particular, any significant decrease in our population of high-acuity patients or any significant increase in our Medicaid population could have a material adverse effect on our business, financial position, results of operations, and liquidity.

We may be unable to reduce costs to offset completely any decreases in our revenues.

Reduced levels of occupancy in our facilities or use of our services and reductions in reimbursements from Medicare, Medicaid, or other payors would adversely impact our revenues and liquidity. We may be unable to put in place corresponding reductions in costs in response to declines in census or other revenue shortfalls. The inability to timely adjust our operations to address a decrease in our revenues could have a material adverse effect on our business, financial position, results of operations, and liquidity.

Continued deficit spending by the federal government, an economic downturn and state budget pressures may result in a reduction in reimbursement and covered services.

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

An economic downturn could have a detrimental effect on our revenues. Historically, state budget pressures have translated into reductions in state spending. Given that Medicaid outlays are a significant component of state budgets, we can expect continuing cost containment pressures on Medicaid outlays for our services in the states in which we operate. In addition, an economic downturn coupled with sustained unemployment may also impact the number of enrollees in managed care programs as well as the profitability of managed care companies, which could result in reduced reimbursement rates.

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

Terrorist attacks, pandemics, or acts of nature, such as floods, fires, hurricanes, tornadoes, or earthquakes, may cause damage or disruption to us, our employees, and our facilities, which could have an adverse impact on our patients. In order to provide care for our patients, we are dependent upon consistent and reliable delivery of food, pharmaceuticals, power, and other products to our facilities and the availability of employees to provide services at our facilities. If the delivery of goods or the ability of employees to reach our facilities were interrupted due to a natural disaster, pandemic, or a terrorist attack, it could have a significant negative impact on our business. Furthermore, the impact, or impending threat, of a natural disaster has in the past and may in the future require that we evacuate one or more facilities, which would be costly and would involve substantial risks to our operations and potentially to our patients. The impact of natural disasters, pandemics, and terrorist attacks is inherently uncertain. Such events could severely damage or destroy one or more of our facilities, harm our business, reputation, and financial performance or otherwise have a material adverse effect on our business, financial position, results of operations, and liquidity.

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

The Financial Accounting Standards Board (the “FASB”) has promulgated a new accounting standard that will require public companies to include virtually all lease obligations on their balance sheets for fiscal years beginning after December 15, 2018, with early adoption permitted. We will not elect early adoption, and as such, we will be required to adopt this new leasing standard as of January 1, 2019 with a modified retrospective application to previously issued annual and interim financial statements for 2018 and 2017. Given the large number of TC hospitals, IRFs, and home health and hospice locations that we lease, the adoption of this accounting standard is expected to result in a significant increase in balance sheet assets and liabilities.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

For information concerning the hospitals and IRFs operated by us, see “Part I—Item 1—Business—Hospital Division—Hospital Facilities,” and “Part I—Item 1—Business—Ventas Master Lease Agreement.” We believe that our facilities are adequate for our future needs in such locations. All borrowings under the Credit Facilities are secured by a first priority lien and second priority lien on all eligible real property, which is held in fee.

Our corporate headquarters is located in a 430,000 square foot building in Louisville, Kentucky.

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

We provide services in a highly regulated industry and are a party to various legal actions and regulatory and other governmental and internal audits and investigations in the ordinary course of business (including investigations resulting from our obligation to self-report suspected violations of law). We cannot predict the ultimate outcome of pending litigation and regulatory and other governmental and internal audits and investigations. The DOJ, CMS, or other federal and state enforcement and regulatory agencies may conduct additional investigations related to our businesses in the future. These matters could potentially subject us to sanctions, damages, recoupments, fines, and other penalties (some of which may not be covered by insurance), which may, either individually or in the aggregate, have a material adverse effect on our business, financial position, results of operations, and liquidity. See note 24 of the notes to consolidated financial statements for a description of pending legal proceedings, governmental reviews, audits, and investigations to which we are subject.

Shareholder derivative actions

Six purported class action complaints related to the Merger have been filed on behalf of putative classes of our public stockholders (the “Merger Complaints”). Four of these complaints were filed in the United States District Court for the District of Delaware: Sehrgosha v. Kindred Healthcare, Inc., et al., filed on February 8, 2018; Carter v. Kindred Healthcare, Inc., et al., filed on February 14, 2018; Rosenfeld v. Kindred Healthcare, Inc., et al., filed on February 15, 2018; and Einhorn v. Kindred Healthcare, Inc., et al., filed on February 21, 2018. The remaining two complaints were filed in the United States District Court for the Western District of Kentucky: Tompkins v. Kindred Healthcare, Inc., et al., filed on February 9, 2018; and Buskirk v. Kindred Healthcare, Inc., et al., filed on February 13, 2018. We and individual members of the Board are named as defendants in each of the actions. The Tompkins action also names as defendants TPG, WCAS, Humana, Parent, HospitalCo Parent and Merger Sub. The Merger Complaints generally allege that the defendants violated the Exchange Act by failing to disclose material information in our preliminary proxy statement filed on February 5, 2018. The Merger Complaints seek, among other things, injunctive relief prohibiting the stockholder vote to approve the Merger and unspecified compensatory damages and attorneys’ fees. We deny the allegations made in the Merger Complaints and will defend these actions and any related claims vigorously.

A shareholder derivative action (the “Complaint”) was previously pending against certain of the Company’s current and former officers and directors in circuit court for Jefferson County, Kentucky. The Complaint also named the Company as a nominal defendant. The Complaint alleged that the named current and former officers and directors breached their respective duties of good faith, loyalty, and candor, and other general fiduciary duties owed to the Company and its shareholders by, among other things, failing to exercise reasonable and prudent supervision over the management, policies, and controls of the Company in order to detect practices that existed at RehabCare resulting in the Company having to enter into two separate settlement agreements with the DOJ. The Complaint was settled in January 2018 in exchange for the Company’s agreement to pay plaintiff $950,000 in fees and expenses.

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

	Sales price of Common Stock
2017	High	Low
First quarter	$9.90	$6.58
Second quarter	$11.75	$7.60
Third quarter	$11.90	$5.50
Fourth quarter	$10.15	$5.75

2016	High	Low
First quarter	$12.65	$7.96
Second quarter	$15.66	$10.43
Third quarter	$12.55	$9.67
Fourth quarter	$10.69	$5.65

Our Credit Facilities and the indentures governing our outstanding notes contain covenants that limit, among other things, our ability to pay dividends. Any determination to pay dividends depends upon our results of operations, financial position, our liquidity needs, compliance with our Credit Facilities, and the indentures governing our outstanding notes, restrictions imposed by applicable laws, and other factors deemed relevant by our Board.

During 2016, we paid cash dividends of $0.12 per share of Common Stock on each of the following dates: December 9, 2016, September 2, 2016, June 10, 2016 and April 1, 2016. During 2017, we paid a cash dividend of $0.12 per share of Common Stock on March 31, 2017 to shareholders of record as of the close of business on March 13, 2017. Our Board elected to discontinue paying dividends on our Common Stock following the March 31, 2017 cash dividend payment and will instead redirect funds to repay debt and invest in growth.

As of January 31, 2018, there were 2,669 holders of record of our Common Stock.

See “Part III—Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for disclosures regarding our equity compensation plans.

PERFORMANCE GRAPH

The following graph summarizes the cumulative total return to shareholders of our Common Stock from December 31, 2012 to December 31, 2017 compared to the cumulative total return on the Standard & Poor’s 500 Stock Index (the “S&P Composite Index”) and the Standard & Poor’s 1500 Health Care Index (the “S&P 1500 Health Care Index”). The graph assumes an investment of $100 in each of our Common Stock, the S&P Composite Index, and the S&P 1500 Health Care Index on December 31, 2012 and also assumes the reinvestment of all cash dividends.

COMPARISON OF CUMULATIVE TOTAL RETURN

	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17
Kindred Healthcare, Inc.	$100.00	$185.40	$174.57	$117.43	$81.33	$101.87
S&P Composite Index	100.00	132.39	150.51	152.59	170.84	208.14
S&P 1500 Health Care Index	100.00	142.19	177.44	190.59	186.68	228.63

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total number of shares (or units) purchased (1)	Average price paid per share (or unit) (2)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (1)
Month #1 (October 1 - October 31)	12,508	$6.40	-	-
Month #2 (November 1 - November 30)	771	6.25	-	-
Month #3 (December 1 - December 31)	3,545	8.60	-	-
Total	16,824	$6.86	-	-

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

On June 30, 2017, we entered into a definitive agreement with BlueMountain related to the SNF Divestiture. The results of operations and the losses or impairments associated with the SNF Divestiture have been reclassified as discontinued operations, net of income taxes, in the accompanying consolidated statement of operations for all historical periods.

We have completed several strategic divestitures to improve our future operating results. For accounting purposes, the operating results of these businesses and the gains, losses or impairments associated with these transactions have been classified as discontinued operations in the accompanying consolidated statement of operations for all periods presented in accordance with the authoritative guidance in effect through December 31, 2014. Effective January 1, 2015, the authoritative guidance modified the requirements for reporting discontinued operations. A disposal is now required to be reported in discontinued operations only if the disposal represents a strategic shift that has (or will have) a major effect on our operations and financial results. In connection with the SNF Divestiture, the results of operations of the skilled nursing facility business, which previously were reported in the nursing center division, and the losses or impairments associated with the SNF Divestiture, have been classified as discontinued operations for all periods presented. In addition, direct overhead and the profits from applicable RehabCare contracts servicing our skilled nursing facility business that were not retained by new operators were moved to discontinued operations for all periods presented. We have reclassified certain retained businesses and expenses previously reported in the nursing center division to other business segments, including hospital-based sub-acute units and a skilled nursing facility to the hospital division and a small therapy business to the Kindred Hospital Rehabilitation Services operating segment for all periods presented. See notes 6 and 7 of the notes to consolidated financial statements.

The results of operations for the historical periods included in the following table are not necessarily indicative of the results to be expected for future periods. In addition, see “Part I – Item 1A – Risk Factors” for a discussion of risk factors that could impact our future results of operations.

	Year ended December 31,
(In thousands, except per share amounts)	2017	2016	2015	2014	2013
Statement of Operations Data:
Revenues	$6,034,123	$6,292,529	$6,119,218	$4,110,991	$3,908,814
Salaries, wages and benefits	3,318,885	3,392,263	3,233,047	2,097,651	2,022,907
Supplies	303,923	343,065	342,075	255,973	249,319
Building rent	257,516	264,306	257,221	193,433	178,682
Equipment rent	34,856	39,929	38,590	35,819	37,335
Other operating expenses	640,764	656,792	639,608	443,861	432,401
General and administrative expenses	1,069,764	1,107,648	1,210,787	823,512	745,708
Other (income) expense	(3,460)	(5,066)	(2,358)	65	434
Litigation contingency expense	7,435	2,840	138,648	4,600	-
Impairment charges (a)	381,179	314,729	24,757	-	77,084
Restructuring charges (b)	84,861	96,126	12,618	-	-
Depreciation and amortization	104,805	131,819	129,246	125,580	126,802
Interest expense	241,411	234,612	232,351	168,733	107,997
Investment income	(3,499)	(3,108)	(2,756)	(3,963)	(3,999)
	6,438,440	6,575,955	6,253,834	4,145,264	3,974,670
Loss from continuing operations before income taxes	(404,317)	(283,426)	(134,616)	(34,273)	(65,856)
Provision (benefit) for income taxes	(157,116)	314,262	(51,714)	(7,904)	(16,290)
Loss from continuing operations	(247,201)	(597,688)	(82,902)	(26,369)	(49,566)
Discontinued operations, net of income taxes:
Income (loss) from operations	(16,854)	(6,192)	30,804	(22,365)	(31,382)
Gain (loss) on divestiture of operations	(379,260)	(6,744)	1,244	(12,698)	(83,887)
Income (loss) from discontinued operations	(396,114)	(12,936)	32,048	(35,063)	(115,269)
Net loss	(643,315)	(610,624)	(50,854)	(61,432)	(164,835)
Earnings attributable to noncontrolling interests:
Continuing operations	(42,176)	(34,847)	(26,044)	(1,275)	(359)
Discontinued operations	(12,861)	(18,759)	(16,486)	(17,130)	(3,298)
	(55,037)	(53,606)	(42,530)	(18,405)	(3,657)
Loss attributable to Kindred	$(698,352)	$(664,230)	$(93,384)	$(79,837)	$(168,492)
Amounts attributable to Kindred stockholders:
Loss from continuing operations	$(289,377)	$(632,535)	$(108,946)	$(27,644)	$(49,925)
Income (loss) from discontinued operations	(408,975)	(31,695)	15,562	(52,193)	(118,567)
Net loss	$(698,352)	$(664,230)	$(93,384)	$(79,837)	$(168,492)
Loss per common share:
Basic:
Loss from continuing operations	$(3.31)	$(7.29)	$(1.29)	$(0.47)	$(0.96)
Discontinued operations:
Income (loss) from operations	(0.34)	(0.28)	0.17	(0.68)	(0.66)
Gain (loss) on divestiture of operations	(4.33)	(0.08)	0.01	(0.21)	(1.61)
Income (loss) from discontinued operations	(4.67)	(0.36)	0.18	(0.89)	(2.27)
Net loss	$(7.98)	$(7.65)	$(1.11)	$(1.36)	$(3.23)
Diluted:
Loss from continuing operations	$(3.31)	$(7.29)	$(1.29)	$(0.47)	$(0.96)
Discontinued operations:
Income (loss) from operations	(0.34)	(0.28)	0.17	(0.68)	(0.66)
Gain (loss) on divestiture of operations	(4.33)	(0.08)	0.01	(0.21)	(1.61)
Income (loss) from discontinued operations	(4.67)	(0.36)	0.18	(0.89)	(2.27)
Net loss	$(7.98)	$(7.65)	$(1.11)	$(1.36)	$(3.23)

Shares used in computing loss per common share:
Basic	87,525	86,800	84,558	58,634	52,249
Diluted	87,525	86,800	84,558	58,634	52,249
Cash dividends declared and paid per common share	$0.12	$0.48	$0.48	$0.48	$0.24
Financial Position:
Working capital	$483,220	$798,025	$389,687	$450,408	$366,387
Total assets	5,232,717	6,112,724	6,468,259	5,619,428	3,918,144
Long-term debt	3,146,972	3,215,062	3,086,348	2,818,995	1,551,666
Equity	347,762	1,041,521	1,706,047	1,485,972	1,121,216

(a)	See note 5 of the notes to consolidated financial statements for a discussion of impairment charges.
(b)	See note 8 of the notes to consolidated financial statements for a discussion of restructuring charges.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion together with the selected financial data in Item 6 and our consolidated financial statements and the notes thereto included in this Annual Report on Form 10-K. All financial and operating data presented in Items 6 and 7 reflect the continuing operations of our business for all periods presented unless otherwise indicated.

Overview

We are a healthcare services company that through our subsidiaries operates a home health, hospice, and community care business, TC hospitals, IRFs, and a contract rehabilitation services business across the United States. We are organized into three operating divisions: the Kindred at Home division, the hospital division, and the Kindred Rehabilitation Services division. At December 31, 2017, our (1) Kindred at Home division primarily provided home health, hospice, and community care services from 608 sites of service in 40 states, (2) hospital division operated 75 TC hospitals (5,553 licensed beds) in 17 states, and (3) Kindred Rehabilitation Services division operated 19 IRFs (995 licensed beds), 99 ARUs and provided rehabilitation services primarily in hospitals and long-term care settings in 45 states.

We have completed several strategic divestitures to improve our future operating results. For accounting purposes, the operating results of these businesses and the gains, losses or impairments associated with these transactions have been classified as discontinued operations in the accompanying consolidated statement of operations for all periods presented in accordance with the authoritative guidance in effect through December 31, 2014. Effective January 1, 2015, the authoritative guidance modified the requirements for reporting discontinued operations. A disposal is now required to be reported in discontinued operations only if the disposal represents a strategic shift that has (or will have) a major effect on our operations and financial results. In connection with the SNF Divestiture, the results of operations of the skilled nursing facility business, which previously were reported in the nursing center division, and the losses or impairments associated with the SNF Divestiture, have been classified as discontinued operations for all periods presented. In addition, direct overhead and the profits from applicable RehabCare contracts servicing our skilled nursing facility business that were not retained by new operators were moved to discontinued operations for all periods presented. We have reclassified certain retained businesses and expenses previously reported in the nursing center division to other business segments, including hospital-based sub-acute units and a skilled nursing facility to the hospital division and a small therapy business to the Kindred Hospital Rehabilitation Services operating segment for all periods presented. See notes 6 and 7 of the notes to consolidated financial statements.

The operating results of acquired businesses have been included in our accompanying consolidated financial statements from the respective acquisition dates.

Skilled nursing facility business exit

On June 30, 2017, we entered into a definitive agreement with BlueMountain under which we agreed to sell our skilled nursing facility business for $700 million in cash (previously defined as the SNF Divestiture). The SNF Divestiture included 89 nursing centers with 11,308 licensed beds and seven assisted living facilities with 380 licensed beds in 18 states. During 2017, we completed the sale of 81 skilled nursing facilities and five assisted living facilities on various dates for gross sales proceeds of approximately $664 million. We, through an escrow agent, paid Ventas $647 million for 34 of the Ventas Properties in connection with the closings that occurred during 2017. Additionally, we paid $53 million to an escrow agent, who paid Ventas, for two facilities to be sold in 2018. The $76 million difference between $641 million of net cash proceeds and $717 million paid to Ventas and another landlord is included in the sale of assets in investing activities in the accompanying consolidated statement of cash flows. See notes 6 and 7 of the notes to consolidated financial statements.

We have previously announced that we have reached an agreement with BlueMountain and the relevant landlord to close four leased nursing centers and one leased assisted living facility in Massachusetts. None of the original purchase price with BlueMountain was allocated to these five facilities. We have transferred the day-to-day operations of these facilities to a third party and expect the closing of these facilities to be completed in the second quarter of 2018.

The completion of the remainder of the sales is subject to customary conditions to closing, including the receipt of all licensure, regulatory and other approvals. We expect that the remainder of the sales will occur in phases as regulatory and other approvals are received. We expect that all of the closings will be completed during 2018.

In accordance with authoritative guidance for assets held for sale and discontinued operations accounting, the skilled nursing facility business is reported as assets held for sale and was moved to discontinued operations for all periods presented.

During 2017, we recorded $379 million of pretax charges related to the SNF Divestiture, including a $265 million lease termination charge, $76 million of transaction and other costs, a $18 million loss on sale-leaseback transaction, and $20 million of retention costs. During 2016, we recorded $7 million of pretax charges related to the SNF Divestiture, including $3 million of transaction costs and $4 million of retention costs.

Insurance Restructuring

In October 2017, in connection with the review of our insurance programs as part of the SNF Divestiture, we restructured the funding and retention mechanisms of recent policy years of our professional liability and workers compensation insurance programs (previously defined as the “Insurance Restructuring”). With respect to professional liability, certain funding mechanisms and reinsurance agreements were modified such that approximately $106 million of cash deposits maintained by Cornerstone and $4 million of other cash deposits were released to the parent company. In addition, approximately $115 million of workers compensation restricted cash collateral deposits were replaced with letters of credit and approximately $21 million of other workers compensation cash deposits were released to the parent company. In aggregate, we used the approximately $246 million generated from the Insurance Restructuring, and $35 million of the distributions received from Cornerstone as a result of improved underwriting results during the last two quarters of 2017 to repay in its entirety our ABL Facility balance and to increase cash reserves. We incurred $10 million of contract cancellation costs and professional fees during 2017 in connection with the Insurance Restructuring.

Purchase Contract and Preferred Stock Redemptions

To finance the Gentiva Merger, we issued 172,500 tangible equity units (the “Units”). Each Unit was composed of a prepaid stock purchase contract (a “Purchase Contract”) and one share of 7.25% Mandatory Redeemable Preferred Stock, Series A (the “Mandatory Redeemable Preferred Stock”) having a final preferred stock installment payment date of December 1, 2017 and an initial liquidation preference of $201.58 per share of Mandatory Redeemable Preferred Stock. On December 1, 2017, the remaining holders of 87,379 Purchase Contracts were mandatorily redeemed. As a result, holders thereof received 50.6329 shares of Common Stock per Purchase Contract, resulting in approximately 4.4 million shares of Common Stock being issued on such date. Holders of our Mandatory Redeemable Preferred Stock were previously entitled to receive a quarterly “preferred stock installment payment,” in cash, shares of our Common Stock, or a combination thereof. The final preferred stock installment payment date was December 1, 2017, the same date all shares of Mandatorily Redeemable Preferred Stock were redeemed as planned pursuant to their terms.

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

Divestitures

During 2017, we closed seven TC hospitals and 16 home health and hospice locations and recorded write-offs of property and equipment of $3 million, indefinite-lived intangible assets of $12 million, leasehold assets of $2 million and lease termination charges of $33 million.

During 2017, we also sold four community care facilities for $4 million in cash and sold a building within the Kindred at Home division for $1 million in cash.

During 2016, we closed three TC hospitals and seven home health and hospice locations and recorded write-offs of property and equipment of $7 million, indefinite-lived intangible assets of $9 million and leasehold liabilities of $5 million.

During 2015, we either sold or closed 22 home health and hospice locations and recorded write-offs of property and equipment of $1 million, indefinite-lived intangible assets of $9 million and goodwill of $3 million, which was based upon the relative fair value of the sold home health and hospice locations.

All of the previously mentioned charges were recorded as restructuring charges in the accompanying consolidated statement of operations for all periods. See notes 6 and 8 of the notes to consolidated financial statements.

During 2016, we also completed the Curahealth Disposal for $21 million in net cash proceeds, we acquired five TC hospitals operated by Select Medical Holdings Corporation (“Select”) and sold three of our TC hospitals to Select, and sold a hospital division medical office building for $4 million. See notes 4, 5 and 6 of the notes to consolidated financial statements.

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

A summary of revenues by payor type follows (in thousands):

	Year ended December 31,
	2017	2016	2015
Medicare	$3,171,176	$3,432,456	$3,283,460
Medicaid	423,359	426,102	407,754
Medicare Advantage	488,115	474,597	444,695
Medicaid Managed	203,014	163,691	141,378
Other	1,835,893	1,893,486	1,962,985
	6,121,557	6,390,332	6,240,272
Eliminations	(87,434)	(97,803)	(121,054)
	$6,034,123	$6,292,529	$6,119,218

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

In evaluating the collectibility of accounts receivable, we consider a number of factors, including the age of the accounts, changes in collection patterns, the composition of patient accounts by payor type, the status of ongoing disputes with third party payors and general industry conditions. Actual collections of accounts receivable in subsequent periods may require changes in the estimated provision for loss. Changes in these estimates are charged or credited to the results of operations in the period of the change. Based upon the termination of RehabCare customers and litigation associated with the collection of past due accounts, we recorded a provision for doubtful accounts of $23 million in 2017 and $13 million in 2015.

The provision for doubtful accounts totaled $46 million for 2017, $19 million for 2016 and $33 million for 2015. The increase in 2017 was primarily attributable to the previously mentioned RehabCare provision for doubtful accounts of $23 million.

Allowances for insurance risks

In October 2017, in connection with the review of our insurance programs as part of the SNF Divestiture, we completed the Insurance Restructuring. With respect to professional liability, certain funding mechanisms and reinsurance agreements were modified such that approximately $106 million of cash deposits maintained by Cornerstone and $4 million of other cash deposits were released to the parent company. In addition, approximately $115 million of workers compensation restricted cash collateral deposits were replaced with letters of credit and approximately $21 million of other workers compensation cash deposits were released to the parent company. In aggregate, we used the approximately $246 million generated from the Insurance Restructuring, and $35 million of the distributions received from Cornerstone as a result of improved underwriting results during the last two quarters of 2017 to repay in its entirety our ABL Facility balance and to increase cash reserves. We incurred $10 million of contract cancellation costs and professional fees during 2017 in connection with the Insurance Restructuring.

As a result of the Insurance Restructuring, on a per-claim basis we maintain a self-insured retention and Cornerstone insures all losses in excess of this retention. Cornerstone maintains commercial reinsurance through unaffiliated commercial reinsurers for these losses in excess of our retention. The Insurance Restructuring had no impact upon the financial risk transfer aspect of Cornerstone’s reinsurance agreements with its third party reinsurers. As a result of the Insurance Restructuring, on a per-claim basis we maintain a deductible under commercial insurance policies for workers compensation which provide coverage up to statutory limits in each state. The Insurance Restructuring had no impact upon the financial risk transfer aspect of these third party insurance agreements. The provisions for loss for these professional liability and workers compensation risks are based upon management’s best available information, including actuarially determined estimates of loss.

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

In connection with the Insurance Restructuring, the provision for loss for professional liability risks is no longer discounted and no longer funded to Cornerstone. The allowance for professional liability risks aggregated $338 million at December 31, 2017 and $361 million at December 31, 2016. If we had not discounted the allowance for professional liability risks at December 31, 2016, this balance would have approximated $363 million.

Changes in the number of professional liability claims and the cost to settle these claims significantly impact the allowance for professional liability risks. A relatively small variance between our estimated and actual number of claims or average cost per claim could have a material impact, either favorable or unfavorable, on the adequacy of the allowance for professional liability risks. For example, a 1% variance in the allowance for professional liability risks at December 31, 2017 would impact our operating income by approximately $3 million.

The provision for professional liability risks (continuing operations), including the cost of coverage maintained with unaffiliated commercial reinsurance carriers, aggregated $42 million for 2017, $53 million for 2016 and $49 million for 2015. Costs in 2017 were lower compared to 2016 primarily as a result of favorable actuarial adjustments of prior year reserves recorded during 2017. Costs in 2016 were higher compared to 2015 primarily as a result of increased frequency and severity of claims.

In connection with the Insurance Restructuring, the provision for loss for workers compensation risks is no longer funded to Cornerstone. The allowance for workers compensation risks aggregated $243 million at December 31, 2017 and $265 million at December 31, 2016. The provision for workers compensation risks (continuing operations), including the cost of coverage maintained with unaffiliated insurance carriers, aggregated $34 million for 2017, $48 million for 2016 and $45 million for 2015. Costs in 2017 were lower compared to 2016 primarily as a result of favorable actuarial adjustments of prior year reserves recorded during 2017. Costs in 2016 were higher compared to 2015 primarily as a result of increased frequency and severity of claims.

See note 12 of the notes to consolidated financial statements.

Accounting for income taxes

The Tax Reform Act, which was enacted on December 22, 2017, is generally effective in 2018 and makes broad and significantly complex changes to the federal corporate tax system but is not expected to have a significant impact on our effective tax rate or cash taxes primarily since the reduction in the U.S. federal corporate income tax rate from 35% to 21% will be offset by the limitation on the deductibility of interest expense. We have estimated the impact of the Tax Reform Act to deferred income taxes on our December 31, 2017 balance sheet in accordance with our understanding of the Tax Reform Act and guidance available as of the date of this filing. As a result, we have recorded an estimated $131 million income tax benefit related to reducing certain deferred income tax liabilities in the fourth quarter of 2017.

In December 2017, the FASB issued authoritative guidance to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Reform Act. In accordance with this authoritative guidance, we have determined that the $131 million income tax benefit recorded is a provisional amount and a reasonable estimate that may change. Additional work is necessary to complete a more detailed analysis of the Tax Reform Act.

The estimated impact of $131 million from the Tax Reform Act resulted from both the reassessment of the deferred income tax valuation allowance and the change in the income tax rate. The removal of the carryforward period for federal NOLs under the Tax Reform Act resulted in a portion of the remaining deferred tax liability becoming available as a source-of-income that can be used to offset certain deferred tax assets. This change resulted in us releasing $119 million of our deferred income tax valuation allowance. The change in the income tax rate from 35% to 21% resulted in our deferred liability being reduced by $12 million.

The provision (benefit) for income taxes is based upon our annual taxable income or loss for each respective accounting period. We recognize an asset or liability for the deferred tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. These temporary differences will result in taxable or deductible amounts in future years when the reported amounts of the assets are recovered or liabilities are settled. We also recognize as deferred tax assets the future tax benefits from NOLs and capital loss carryforwards.

At each balance sheet date, management assesses all available positive and negative evidence to determine whether a valuation allowance is needed against its deferred tax assets. The authoritative guidance requires evidence related to events that have actually happened to be weighted more significantly than evidence that is projected or expected to happen. A significant piece of negative evidence according to this weighting standard is if there are cumulative losses in the two most recent years and the current year, which was the case for us at December 31, 2017 and December 31, 2016. Our outlook of taxable income for 2016 changed after we recorded $287 million of goodwill and property and equipment impairment charges and announced the SNF Divestiture and related loss on divestiture for tax purposes. Accordingly, a full valuation allowance was recorded at both December 31, 2017 and December 31, 2016. The amount of deferred tax asset considered realizable, however, could be adjusted if the weighting of the positive and negative evidence changes.

Our valuation allowance was reduced to $379 million at December 31, 2017 from $423 million at December 31, 2016. We recorded an increase to the valuation allowance of $247 million before the impact of the Tax Reform Act, which required a reduction in the valuation allowance of $291 million, comprised of both the $131 million decrease in deferred tax liabilities discussed above and a $160 million decrease to deferred tax assets and related valuation allowance based upon the change in the U.S. corporate income tax rate from 35% to 21%.

We have deferred tax liabilities related to tax amortization of acquired indefinite-lived intangible assets because these assets are not amortized for financial reporting purposes. The tax amortization in current and future years created a deferred tax liability which will reverse at the time of ultimate sale or book impairment. Prior to the Tax Reform Act, the uncertain timing of this reversal and the temporary difference associated with certain indefinite-lived intangible assets could not be considered a source of future taxable income for purposes of determining the valuation allowance. As such, certain deferred tax liabilities could not be used to offset deferred tax assets. As a result of the Tax Reform Act, a portion of our federal indefinite-lived intangible assets can be used as a source of income. As a result of this change and other activity in 2017, our net deferred tax liability was reduced to $37 million at December 31, 2017 from $202 million at December 31, 2016. The deferred tax liability at December 31, 2017 is comprised of the entire state portion of indefinite-lived intangible assets and a portion of our federal indefinite-lived intangible assets that could not be used as a source of income. The deferred tax liability at December 31, 2016 is comprised entirely of both federal and state indefinite-lived intangible assets that could not be used as a source of income. This change in deferred tax liabilities available as a source of income relates to changes in carryforward periods and limitations that no longer exist. The new 80% limitation on NOLs creates a new limitation for federal purposes that must be considered.

Our effective income tax rate from continuing operations was 38.9% in 2017, 110.9% in 2016 and 38.4% in 2015. The effective income tax rate from continuing operations for both 2017 and 2016 was negatively impacted by recording a $88 million and a $369 million deferred tax valuation allowance, respectively. The effective income tax rate for 2017 also was favorably impacted by the $131 million reduction in deferred income tax liabilities due to the Tax Reform Act. The effective income tax rate for 2015 was impacted by $12 million related to pretax transaction costs that are not deductible for income tax purposes. We recorded favorable income tax adjustments related to the resolution of state income tax contingencies from prior years that reduced the provision for income taxes by approximately $0.7 million in 2016. We recorded unfavorable income tax adjustments related to interest accrued for state income tax contingencies from prior years that increased the provision for income taxes by approximately $0.2 million in 2017 and $0.4 million in each of 2016 and 2015.

We identified deferred income tax assets for federal income tax NOLs of $162 million at both December 31, 2017 and December 31, 2016 (tax effected at 21% and 35%, respectively) and corresponding deferred income tax valuation allowances of $162 million at both December 31, 2017 and December 31, 2016. The federal income tax NOLs expire in various amounts through 2037. We had deferred income tax assets for state income tax NOLs of $82 million and $60 million at December 31, 2017 and December 31, 2016, respectively, and corresponding deferred income tax valuation allowances of $82 million and $60 million at

December 31, 2017 and December 31, 2016, respectively, for that portion of the net deferred income tax assets that we will likely not realize in the future.

We are subject to various federal and state income tax audits in the ordinary course of business. Such audits could result in increased tax payments, interest and penalties. While we believe our tax positions are appropriate, we cannot assure you that the various authorities engaged in the examination of our income tax returns will not challenge our positions.

We record accrued interest and penalties associated with uncertain tax positions as income tax expense in the consolidated statement of operations. Accrued interest related to uncertain tax provisions totaled $4 million and $3 million as of December 31, 2017 and December 31, 2016, respectively.

The federal statute of limitations remains open for tax years 2014 through 2016. During 2017, we resolved federal income tax audits for the 2015 tax year. During 2017, Gentiva and its subsidiaries also resolved federal tax audits for the February 1, 2015 short-period tax return. We are currently under examination by the Internal Revenue Service (the “IRS”) for the 2016 and 2017 tax years. We have been accepted into the IRS Compliance Assurance Process (“CAP”) program for the 2016 through 2018 tax years. The CAP program is an enhanced, real-time review of a company’s tax positions and compliance. We expect our participation in the CAP program will improve the timeliness of our federal tax examinations.

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

In assessing the carrying values of long-lived assets, we estimate future cash flows at the lowest level for which there are independent, identifiable cash flows. For this purpose, these cash flows are aggregated based upon the contractual agreements underlying the operation of the facility or group of facilities. Generally, an individual facility for hospitals or IRFs, skilled nursing rehabilitation services reporting unit, hospital rehabilitation services reporting unit, or sites of service at a geographical location level within the Kindred at Home division are considered the lowest level for which there are independent, identifiable cash flows. However, to the extent that groups of facilities are leased under a master lease agreement in which the operations of a facility and compliance with the lease terms are interdependent upon other facilities in the agreement (including our ability to renew the lease or divest a particular property), we define the group of facilities under a master lease agreement, or a renewal bundle in a master lease, as the lowest level for which there are independent, identifiable cash flows. Accordingly, the estimated cash flows of all facilities within a master lease agreement, or within a renewal bundle in a master lease, are aggregated for purposes of evaluating the carrying values of long-lived assets.

Our intangible assets with finite lives, such as customer relationship assets, trade names, leasehold interests, and non-compete agreements, are amortized in accordance with the authoritative guidance for goodwill and other intangible assets, primarily using the straight-line method over their estimated useful lives ranging from two to 15 years.

During the fourth quarter of 2017, we tested the carrying value of our hospital reporting unit goodwill, indefinite-lived intangible assets, and property and equipment and determined an impairment charge of $1 million for property and equipment was necessary. We also recorded an asset impairment charge of $1 million related to property and equipment of the planned sale of two hospitals. The fair value of the property and equipment was measured using Level 3 inputs, such as a pending offer and replacement cost factoring in depreciation, economic obsolescence and inflation trends.

During the year ended December 31, 2017, we recorded an asset impairment charge of $37 million related to a customer relationship intangible asset due to the expected loss of affiliated contracts related to the SNF Divestiture and cancellation of non-affiliated contracts. The fair value of the customer relationship intangible asset was measured using Level 3 inputs, such as discontinued projected future operating cash flows.

During the year ended December 31, 2016, we recorded an asset impairment charge of $20 million related to the property and equipment of the Curahealth Disposal. The fair value of the property and equipment was measured using a Level 3 input of the then pending offer. In addition, in the first quarter of 2016, we also recorded a property and equipment impairment charge of $8 million under the held and used accounting model related to the then planned Curahealth Disposal. The fair value of property and equipment in the first quarter of 2016 was measured using Level 3 inputs, primarily replacement costs.

In connection with the Hospital Division Triggering Event, we were required to assess the recoverability of our hospital division reporting unit goodwill in the third quarter of 2016. During the year ended December 31, 2016, we recorded a property and equipment impairment charge of $3 million related to the Hospital Division Triggering Event. The fair value of the property and equipment was measured using Level 3 inputs such as replacement cost factoring in depreciation, economic obsolescence and inflation trends.

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

A reporting unit is either an operating segment or one level below the operating segment, referred to as a component. When the components within our operating segments have similar economic characteristics, we aggregate the components of our operating segments into one reporting unit. Accordingly, we have determined that our reporting units are home health, hospice, community care, hospitals, hospital rehabilitation services, inpatient rehabilitation hospitals, and RehabCare. The community care reporting unit is included in the home health operating segment of the Kindred at Home division. The hospital rehabilitation services and inpatient rehabilitation hospitals reporting units are both included in the Kindred Hospital Rehabilitation Services operating segment of the Kindred Rehabilitation Services division. The carrying value of goodwill for each of our reporting units at December 31, 2017 and December 31, 2016 follows (in thousands):

	December 31,	December 31,
	2017	2016
Kindred at Home:
Home health	$746,613	$746,019
Hospice	646,329	646,329
Community care	170,626	173,463
	1,563,568	1,565,811
Hospitals	125,045	361,310
Kindred Rehabilitation Services:
Kindred Hospital Rehabilitation Service contracts	173,618	173,618
Inpatient rehabilitation hospitals	326,335	326,335
RehabCare	-	-
	499,953	499,953
	$2,188,566	$2,427,074

In January 2017, the FASB issued authoritative guidance that simplifies the measurement of goodwill impairment to a single-step test. The guidance removes step two of the goodwill impairment test, which required a hypothetical purchase price allocation. The measurement of goodwill impairment is now the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. Under the revised guidance, failing step one will always result in goodwill impairment. We adopted the new guidance on January 1, 2017 on a prospective basis.

The goodwill impairment test involved a two-step process at October 1, 2016. The first step was a comparison of each reporting unit’s fair value to its carrying value. If the carrying value of the reporting unit is greater than its fair value, there is an indication that impairment may exist and the second step must be performed to measure the amount of impairment loss, if any. Based upon the results of the step one annual impairment test for goodwill for each of our reporting units at October 1, 2016, no impairment charges were recorded. See note 5 of the notes to consolidated financial statements for a discussion of other goodwill impairment charges and triggering events.

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

During the fourth quarter of 2017, we recorded a hospital division reporting unit goodwill impairment charge of $236 million in connection with our annual impairment test performed as of October 1, 2017. The impairment was required after cash flow projections and related mitigation strategies were refined after completing the first full year of operating under the LTAC Legislation. The refinement of the projections and mitigation strategies were finalized over the last three months of 2017 in connection with the preparation of our annual budget for 2018. The fair value of the goodwill was measured using Level 3 inputs such as operating cash flows.

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

We determined that the sale of three TC hospitals to Select during the second quarter of 2016 was an impairment triggering event in the hospital reporting unit. We tested the recoverability of the hospital reporting unit goodwill and determined that goodwill was not impaired.

As part of the annual goodwill impairment test as of October 1, 2017, it was determined the community care reporting unit carrying value was within 12% of its fair value. We performed a sensitivity analysis on this reporting unit and determined that a 0.5% increase to the weighted average cost of capital would result in the fair value being lower than the carrying value. Adverse changes in the operating environment and related key assumptions used to determine the fair value of our reporting units and indefinite-lived intangible assets or declines in the value of our Common Stock may result in future impairment charges for a portion or all of these assets. Specifically, if the rate of growth of government and commercial revenues earned by our reporting units were to be less than projected, if healthcare reforms were to negatively impact our business, if weighted average cost of capital increases, or if recent increases in labor costs materially exceed our projections in our reporting units or business segments, an impairment charge of a portion or all of these assets may be required. An impairment charge could have a material adverse effect on our business, financial position and results of operations, but would not be expected to have an impact on our cash flows or liquidity.

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

During the fourth quarter of 2017, we tested the carrying value of our hospital reporting unit goodwill, indefinite-lived intangible assets, and property and equipment and determined an impairment charge of $3 million for a Medicare license was necessary. The fair value of the Medicare license was measured using Level 3 inputs, such as operating cash flows and market data.

During the year ended December 31, 2017, we recorded an asset impairment charge of $98 million related to the previously acquired RehabCare trade name due to the expected loss of affiliated contracts related to the SNF Divestiture and cancellation of non-affiliated contracts. The fair value of the trade name was measured using Level 3 inputs, such as projected revenues and royalty rate.

The annual impairment tests for our indefinite-lived intangible assets are performed as of May 1 and October 1 each fiscal year. As part of the annual indefinite-lived intangible assets impairment review at October 1, 2017, we recorded an asset impairment charge of $4 million related to previously acquired home health and hospice certificates of need. The fair value of the certificates of need was measured using Level 3 inputs, such as operating cash flows.

As part of the annual indefinite-lived intangible assets impairment review at May 1, 2017, we recorded asset impairment charges of $1 million related to a hospital certificate of need ($0.7 million) and a Medicare certification for an IRF ($0.6 million). The fair value of the certificate of need was measured using Level 3 inputs, such as operating cash flows. The fair value of the Medicare certification was measured using a pending offer, a Level 3 input.

As part of the annual indefinite-lived intangible assets impairment review at October 1, 2016, an impairment charge of $4 million was recorded related to previously acquired home health and hospice Medicare certifications, certificates of need and a trade name. The fair value of the assets was measured using Level 3 inputs, such as projected revenues and operating cash flows. As part of the impairment review on May 1, 2016, an impairment charge of $3 million was recorded related to certificates of need for two hospitals which had declines in operating cash flows. The fair value of the certificates of need was measured using Level 3 inputs, such as operating cash flows.

Medicare certifications in our home health, hospice and IRFs reporting units, and trade names in our hospice and community care reporting units (aggregating approximately $124 million and $21 million, respectively), were within 1% of their fair value at October 1, 2017 after the annual impairment test. The majority of the $124 million Medicare certification value and $21 million trade name value related to the Gentiva Merger and the Centerre Acquisition, which were each appraised during 2015.

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

All of the previously mentioned charges were recorded as impairment charges in the accompanying consolidated statement of operations for all periods. None of the impairment charges impacted our cash flows or liquidity.

Recently Issued Accounting Requirements

In February 2018, the FASB issued authoritative guidance which permits a company to reclassify the income tax effects of the Tax Reform Act on items within accumulated other comprehensive income to retained earnings. The new guidance is effective for annual and interim periods beginning after December 15, 2018 and early adoption is permitted. We will not elect to early adopt and the adoption of this standard is not expected to have a material impact on our business, financial position, results of operations or liquidity.

In August 2017, the FASB issued authoritative guidance with the objective of improving the financial reporting of hedging relationships under GAAP to better portray economic results and to simplify the application of the current hedge accounting guidance. The new guidance is effective for annual and interim periods beginning after December 15, 2018 and early adoption is permitted. The adoption of this standard is not expected to have a material impact on our business, financial position, results of operations or liquidity.

In May 2017, the FASB issued authoritative guidance to provide clarity and reduce diversity in practice when accounting for changes to terms or conditions of a share-based payment award. The new guidance is effective for annual and interim periods beginning after December 15, 2017. The adoption of this standard is not expected to have a material impact on our business, financial position, results of operations or liquidity.

In January 2017, FASB issued authoritative guidance that simplifies the measurement of goodwill impairment to a single-step test. The guidance removes step two of the goodwill impairment test, which requires a hypothetical purchase price allocation, and is now the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. Under the revised guidance, failing step one will always result in goodwill impairment. The new guidance is effective for annual and interim goodwill impairment tests beginning after December 15, 2019 and early adoption is permitted. We adopted the new guidance on January 1, 2017 on a prospective basis. If we fail step one of the goodwill impairment test under the new guidance, the results could materially impact our financial position and results of operations but not our business or liquidity.

In January 2017, the FASB issued authoritative guidance that revises the definition of a business, which affects accounting for acquisitions, disposals, goodwill impairment, and consolidation. The guidance is intended to help entities evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The revision provides a more robust framework to use in determining when a set of assets and activities is a business. The new guidance is effective for annual and interim periods beginning after December 15, 2017. The adoption of this standard is not expected to have a material impact on our business, financial position, results of operations or liquidity.

In November 2016, the FASB issued authoritative guidance that simplifies the disclosure of restricted cash within the statement of cash flows. The guidance is intended to reduce diversity when reporting restricted cash and requires entities to explain changes in the combined total of restricted and unrestricted balances in the statement of cash flows. Our restricted cash totaled $53 million as of December 31, 2017, comprised of $2 million in other current assets, $22 million in current insurance subsidiary investments and $29 million in long-term insurance subsidiary investments. Our restricted cash totaled $187 million as of December 31, 2016, comprised of $2 million in other current assets, $109 million in current insurance subsidiary investments and $76 million in long-term insurance subsidiary investments. The new guidance should be applied using a retrospective transition method and is effective for annual and interim periods beginning after December 15, 2017. The adoption of this standard is expected to have a material impact on the presentation of our consolidated statement of cash flows, but will not have an impact on our financial position or liquidity.

In August 2016, the FASB issued authoritative guidance to eliminate diversity in practice related to the cash flow statement classification of eight specific cash flow issues, which include debt prepayment or extinguishment costs, maturity of a zero coupon bond, settlement of contingent consideration liabilities after a business combination, proceeds from insurance settlements and distribution from certain equity method investees. The new guidance is effective for annual and interim periods beginning after December 15, 2017. The adoption of this standard is not expected to have a material impact on our consolidated statement of cash flows.

In June 2016, the FASB issued authoritative guidance for accounting for credit losses on financial instruments. The new guidance introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments and modifies the impairment model for available-for-sale debt securities. The new guidance is effective for annual periods beginning after December 15, 2019 and early adoption is permitted beginning after December 15, 2018. The adoption of this standard is not expected to have a material impact on our business, financial position, results of operations, and liquidity.

In February 2016, the FASB issued amended authoritative guidance on accounting for leases. The new provisions require that a lessee of operating leases recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. The lease liability will be equal to the present value of lease payments, with the right-of-use asset based upon the lease liability. The classification criteria for distinguishing between finance (or capital) leases and operating leases are substantially similar to the previous lease guidance, but with no explicit bright lines. As such, operating leases will result in straight-line rent expense similar to current practice. For short term leases (term of 12 months or less), a lessee is permitted to make an accounting election not to recognize lease assets and lease liabilities, which would generally result in lease expense being recognized on a straight-line basis over the lease term. The guidance is effective for annual and interim periods beginning after December 15, 2018, and will require application of the new guidance at the beginning of the earliest comparable period presented. We will not elect early adoption and will apply the modified retrospective approach as required. The adoption of this standard is expected to have a material impact on our financial position. We do not expect an impact on our business, results of operations or liquidity.

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

In May 2014, the FASB issued authoritative guidance which changes the requirements for recognizing revenue when entities enter into contracts with customers. Under these provisions, an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. It also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.

•

In July 2015, the FASB finalized a one year deferral of the new revenue standard with an updated effective date for interim and annual periods beginning on or after December 15, 2017. Entities were not permitted to adopt the standard earlier than the original effective date, which was on or after December 15, 2016.

•

In March 2016, the FASB finalized its amendments to the guidance in the new revenue standard on assessing whether an entity is a principal or an agent in a revenue transaction. Under these amendments, the FASB confirmed that a principal in an arrangement controls a good or service before it is transferred to a customer but revised the structure of indicators when an entity is the principal. The amendments have the same effective date and transition requirements as the new revenue standard.

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

We will adopt the guidance as of January 1, 2018 using the modified retrospective transition method, and will disclose the cumulative-effect adjustment to retained earnings in our Quarterly Report on Form 10-Q for the three months ended March 31, 2018. Based upon our assessment of the new guidance, we anticipate a pretax cumulative-effect adjustment to 2017 retained earnings in the range of $12 million to $14 million, which primarily relates to recognizing contractual revenues earlier due to variable considerations arising from the historical collectability of our private payor portfolio and other elements of revenue subject to estimation during the period of service.

In addition, we anticipate a reclassification of other operating expenses or general and administrative expenses to revenue in the range of $15 million to $20 million as a result of the provisions of the new standard in 2018. We estimate between $5 million to $8 million of these reclassifications relates to bad debt expense, while the remaining impact results from the performance obligations under the new standard.

Our remaining implementation efforts are focused primarily on refining the disclosure process and internal controls.

Impact of Medicare and Medicaid Reimbursement

We depend on reimbursement from third party payors, including the Medicare and Medicaid programs, for a substantial portion of our revenues. For the year ended December 31, 2017, we derived approximately 59% of our total revenues (before eliminations) from the Medicare and Medicaid programs and the balance from other third party payors, such as commercial insurance companies, health maintenance organizations, preferred provider organizations and contracted providers.

The Medicare and Medicaid programs are highly regulated and subject to frequent and substantial changes. See “Part I – Item 1 – Business – Governmental Regulation” for an overview of the reimbursement systems impacting our businesses and “Part I – Item 1A – Risk Factors.”

Results of Operations – Continuing Operations

For the years ended December 31, 2017, 2016 and 2015

For segment purposes, we define segment adjusted operating income as earnings before interest, income taxes, depreciation, amortization, and total rent reported for each of our operating segments, excluding litigation contingency expense, impairment charges, restructuring charges, transaction costs, and the allocation of support center overhead.

A summary of our business segment data follows (dollars in thousands):

	Year ended December 31,
(In thousands)	2017	2016	2015
Revenues:
Kindred at Home:
Home health	$1,822,357	$1,762,622	$1,578,500
Hospice	743,443	736,803	656,527
	2,565,800	2,499,425	2,235,027
Hospital division	2,106,375	2,434,311	2,483,376
Kindred Rehabilitation Services:
Kindred Hospital Rehabilitation Services	703,915	679,800	614,321
RehabCare	745,467	776,796	907,548
	1,449,382	1,456,596	1,521,869
	6,121,557	6,390,332	6,240,272
Eliminations:
Kindred Hospital Rehabilitation Services	(77,398)	(89,724)	(91,301)
RehabCare	(7,533)	(5,803)	(29,477)
Hospitals	(2,503)	(2,276)	(276)
	(87,434)	(97,803)	(121,054)
	$6,034,123	$6,292,529	$6,119,218
Loss from continuing operations:
Segment adjusted operating income:
Kindred at Home:
Home health	$276,218	$279,531	$256,173
Hospice	129,273	116,326	109,120
	405,491	395,857	365,293
Hospital division	337,487	441,644	486,213
Kindred Rehabilitation Services:
Kindred Hospital Rehabilitation Services	203,392	198,335	177,340
RehabCare	6,884	32,586	35,876
	210,276	230,921	213,216
Support center expenses	(249,007)	(261,916)	(259,532)
Litigation contingency expense	(7,435)	(2,840)	(138,648)
Impairment charges	(381,179)	(314,729)	(24,757)
Restructuring charges	(40,343)	(34,734)	(10,250)
Transaction costs	-	(8,679)	(109,131)
Building rent	(257,516)	(264,306)	(257,221)
Equipment rent	(34,856)	(39,929)	(38,590)
Restructuring charges - rent	(44,518)	(61,392)	(2,368)
Depreciation and amortization	(104,805)	(131,819)	(129,246)
Interest, net	(237,912)	(231,504)	(229,595)
Loss from continuing operations before income taxes	(404,317)	(283,426)	(134,616)
Provision (benefit) for income taxes	(157,116)	314,262	(51,714)
	$(247,201)	$(597,688)	$(82,902)

Operating data:

	Year ended December 31,
	2017	2016	2015
Kindred at Home:
Home health:
Sites of service (at end of period)	375	390	373
Revenue mix %:
Medicare	75.0	78.8	80.3
Medicaid	1.7	2.1	2.0
Commercial and other	12.1	8.9	8.1
Commercial paid at episodic rates	11.2	10.2	9.6
Episodic revenues ($ 000s)	$1,314,175	$1,313,974	$1,194,536
Total admissions	358,908	349,689	331,135
Same-store total admissions	356,538	345,446	n/a
Total episodic admissions	278,575	278,358	249,805
Same-store total episodic admissions	276,959	275,137	n/a
Medicare episodic admissions	234,580	242,104	218,850
Total episodes	451,442	451,585	406,313
Episodes per admission	1.62	1.62	1.63
Revenue per episode	$2,911	$2,910	$2,940
Hospice:
Sites of service (at end of period)	178	183	175
Admissions	50,720	51,959	45,657
Same-store admissions	49,854	50,458	n/a
Average length of stay	96	95	97
Patient days	4,891,348	4,945,769	4,373,044
Average daily census	13,401	13,513	11,981
Revenue per patient day	$152	$149	$150
Community care and other revenues (included in home health business segment) ($ 000s)	$298,011	$285,387	$248,571

n/a - not available.

Operating data (Continued):

	Year ended December 31,
	2017	2016	2015
Hospitals (excluding sub-acute units and skilled nursing facility):
End of period data:
Number of transitional care hospitals	75	82	95
Number of licensed beds	5,553	6,107	7,094
Revenue mix %:
Medicare	51.0	55.5	56.6
Medicaid	4.3	4.2	5.3
Medicare Advantage	12.6	11.7	11.4
Medicaid Managed	9.6	6.7	5.6
Commercial insurance and other	22.5	21.9	21.1
Patient criteria data:
Revenues:
Compliant patients	88.7%	n/a	n/a
Site neutral	11.3%	n/a	n/a
Revenues per patient day:
Compliant patients	$1,814	n/a	n/a
Site neutral	1,051	n/a	n/a
Total	1,677	n/a	n/a
Admissions:
Medicare	26,207	32,384	33,187
Medicaid	1,384	1,560	2,296
Medicare Advantage	5,015	5,372	5,423
Medicaid Managed	3,490	3,149	2,576
Commercial insurance and other	6,106	6,893	7,147
	42,202	49,358	50,629
Patient days:
Medicare	669,629	836,789	868,339
Medicaid	52,144	69,505	98,838
Medicare Advantage	161,401	174,224	173,852
Medicaid Managed	128,986	110,417	96,060
Commercial insurance and other	205,754	239,782	241,115
	1,217,914	1,430,717	1,478,204
Average length of stay:
Medicare	25.6	25.8	26.2
Medicaid	37.7	44.6	43.0
Medicare Advantage	32.2	32.4	32.1
Medicaid Managed	37.0	35.1	37.3
Commercial insurance and other	33.7	34.8	33.7
Weighted average	28.9	29.0	29.2
Revenues per admission:
Medicare	$39,746	$40,800	$41,620
Medicaid	64,042	64,356	56,352
Medicare Advantage	51,102	51,826	51,077
Medicaid Managed	56,198	50,932	53,383
Commercial insurance and other	75,289	75,819	72,150
Weighted average	48,395	48,281	48,209
Revenues per patient day:
Medicare	$1,556	$1,579	$1,591
Medicaid	1,700	1,444	1,309
Medicare Advantage	1,588	1,598	1,593
Medicaid Managed	1,521	1,453	1,432
Commercial insurance and other	2,234	2,180	2,139
Weighted average	1,677	1,666	1,651
Medicare case mix index (discharged patients only)	1.178	1.169	1.162
Average daily census	3,337	3,909	4,050
Occupancy %	63.3	65.1	64.9

n/a – not available.

Operating data (Continued):

	Year ended December 31,
	2017	2016	2015
Same-hospital data:
End of period data:
Number of transitional care hospitals	75	75	72
Number of licensed beds	5,553	5,553	5,436
Revenue mix %:
Medicare	50.9	55.2	57.2
Medicaid	4.1	3.8	4.4
Medicare Advantage	12.5	11.5	10.9
Medicaid Managed	9.9	7.3	6.0
Commercial insurance and other	22.6	22.2	21.5
Patient criteria data:
Revenues:
Compliant patients	89.0%	n/a	n/a
Site neutral	11.0%	n/a	n/a
Revenues per patient day:
Compliant patients	$1,811	n/a	n/a
Site neutral	1,055	n/a	n/a
Total	1,678	n/a	n/a
Admissions:
Medicare	24,934	27,591	27,334
Medicaid	1,297	1,347	1,864
Medicare Advantage	4,779	4,470	4,192
Medicaid Managed	3,397	2,871	2,240
Commercial insurance and other	5,820	5,698	5,623
	40,227	41,977	41,253
Patient days:
Medicare	637,698	712,830	717,092
Medicaid	49,750	48,719	66,443
Medicare Advantage	153,699	147,289	135,958
Medicaid Managed	126,690	102,126	83,858
Commercial insurance and other	197,162	202,487	195,304
	1,164,999	1,213,451	1,198,655
Average length of stay:
Medicare	25.6	25.8	26.2
Medicaid	38.4	36.2	35.6
Medicare Advantage	32.2	33.0	32.4
Medicaid Managed	37.3	35.6	37.4
Commercial insurance and other	33.9	35.5	34.7
Weighted average	29.0	28.9	29.1
Revenues per admission:
Medicare	$39,935	$41,154	$42,222
Medicaid	61,762	57,318	48,088
Medicare Advantage	51,211	53,115	52,427
Medicaid Managed	56,840	52,252	54,214
Commercial insurance and other	75,859	80,313	77,296
Weighted average	48,603	49,021	48,956
Revenues per patient day:
Medicare	$1,561	$1,593	$1,609
Medicaid	1,610	1,585	1,349
Medicare Advantage	1,592	1,612	1,616
Medicaid Managed	1,524	1,469	1,448
Commercial insurance and other	2,239	2,260	2,225
Weighted average	1,678	1,696	1,685
Average daily census	3,192	3,315	3,284
n/a – not available.

Operating data (Continued):

	Year ended December 31,
	2017	2016	2015
Kindred Rehabilitation Services:
Kindred Hospital Rehabilitation Services:
Freestanding IRFs:
End of period data:
Number of IRFs	19	19	18
Number of licensed beds	995	995	919
Discharges (a)	19,307	18,409	15,991
Same-hospital discharges (a)	18,058	17,914	15,748
Occupancy % (a)	70.4	69.1	70.2
Average length of stay (a)	12.7	12.8	13.2
Revenue per discharge (a)	$20,134	$19,531	$19,104
Contract services:
Sites of service (at end of period):
ARUs	99	102	100
LTAC hospitals	104	119	119
Sub-acute units	4	5	7
Outpatient units	123	132	130
	330	358	356
Revenue per site	$904,057	$858,758	$837,606
RehabCare:
Sites of service (at end of period)	1,616	1,718	1,798
Revenue per site	$446,294	$443,980	$501,494

(a)	Excludes non-consolidating IRF.

Kindred at Home division

Home health

Revenues increased 3% to $1.82 billion in 2017 compared to $1.76 billion in 2016 and increased 12% in 2016 compared to $1.58 billion in 2015. Revenue growth in 2017 was primarily the result of a 3% increase in same-store admissions in 2017. Revenue growth in 2016 was primarily attributable to the Gentiva Merger, growth in both home health admissions and episodes, and growth in community care revenues, partially offset by a reduction in revenue per episode.

Home health segment adjusted operating income margins were 15.2% in 2017 compared to 15.9% in 2016 and 16.2% in 2015. Segment adjusted operating income margins declined in 2017 primarily as a result of an increase in managed care and commercial patient revenue mix that pays lower average rates than Medicare and a $3 million impact primarily from business interruption and incremental labor costs related to Hurricanes Irma and Harvey (the “Hurricanes”) during the third quarter of 2017. Segment adjusted operating income margins declined in 2016 primarily as a result of an increase in labor costs, partially offset by lower incentive compensation costs.

Hospice

Revenues increased 1% to $743 million in 2017 compared to $737 million in 2016 and increased 12% in 2016 compared to $657 million in 2015. Revenue growth in 2017 was primarily attributable to a 2% growth in revenue per patient day. Same-store admissions declined 1% in 2017. Revenue growth in 2016 was primarily attributable to the Gentiva Merger, which was completed on February 2, 2015, and growth in average daily census.

Hospice segment adjusted operating income margins were 17.4% in 2017 compared to 15.8% in 2016 and 16.6% in 2015. Segment adjusted operating income margins increased in 2017 primarily as a result of a reduction in direct labor per patient day of 1%, operating efficiencies and the closure of unprofitable branches, partially offset by a $2 million impact primarily from business interruption and incremental labor costs related to the Hurricanes. Segment adjusted operating income margins declined in 2016 primarily as a result of an increase in labor costs, partially offset by lower incentive compensation costs.

Hospital division

Revenues declined 13% to $2.11 billion in 2017 compared to $2.43 billion in 2016 and declined 2% in 2016 compared to $2.48 billion in 2015. Revenue decline in 2017 was primarily a result of LTAC Legislation going into effect on September 1, 2016 for the majority of our hospitals and the sale or closure of 22 TC hospitals beginning in the second half of 2016 (which eliminated $66 million of revenues in 2017). Revenue decline in 2016 was primarily a result of the sale or closure of 15 TC hospitals during the second half of 2016 and the previously mentioned LTAC Legislation.

On a same-hospital basis, aggregate admissions declined 4% in 2017 and increased 2% in 2016. Medicare same-hospital admissions declined 10% in 2017 and increased 1% in 2016. Managed care and commercial same-hospital admissions increased 7% in 2017 and 8% in 2016. The decrease in same-hospital aggregate admissions in 2017 was due primarily to lower utilization of intensive care unit beds by short-term acute hospitals in certain markets combined with maximum occupancy constraints within our own hospital portfolio in other markets. The increase in same-hospital aggregate admissions in 2016 was primarily associated with our efforts to increase patient admissions to partially mitigate the impact of LTAC Legislation.

Hospital division segment adjusted operating income margins were 16.0% in 2017 compared to 18.1% in 2016 and 19.6% in 2015. The decline in segment adjusted operating income margins in 2017 was primarily a result of LTAC Legislation, lower same-hospital volumes, a $10 million impact primarily from business interruption and incremental labor costs related to the Hurricanes, and operating inefficiency associated with the selling or closing of 22 TC hospitals beginning in the second half of 2016. The decline in segment adjusted operating income margins in 2016 was primarily a result of LTAC Legislation, an increase in contract labor costs and operating inefficiencies associated with the selling or closing of 15 TC hospitals beginning in the second half of 2016.

Average hourly wage rates increased 4% in both 2017 and 2016 compared to the respective prior year, primarily as a result of an increase in contract labor costs. Employee benefit costs decreased 12% in 2017 compared to 2016, primarily as a result of the sale or closure of 22 TC hospitals beginning in the second half of 2016 and a reduction in workers compensation expense. Employee benefit costs decreased 2% in 2016 compared to 2015, primarily as a result of the sale or closure of 15 TC hospitals beginning in the second half of 2016 and a reduction in health and compensated absences expense, offset partially by an increase in workers compensation expense.

Professional liability costs were $33 million, $43 million and $40 million for 2017, 2016 and 2015, respectively. The decrease in 2017 was primarily attributable to a decrease in the frequency and severity of claims resulting in favorable adjustments to estimated prior year costs. The increase in 2016 was primarily attributable to an increase in the frequency and severity of claims.

Kindred Rehabilitation Services

Kindred Hospital Rehabilitation Services

Revenues increased 4% in 2017 to $704 million compared to $680 million in 2016 and increased 11% in 2016 compared to $614 million in 2015. Revenue growth in 2017 was primarily attributable to a 3% increase in revenue per discharge, a 1% increase in same-hospital discharges and the maturing operations of freestanding IRFs. Revenue growth in 2016 was primarily attributable to two freestanding IRFs that opened during 2016 and two freestanding IRFs that opened during 2015.

Hospital rehabilitation services segment adjusted operating income margins were 28.9% in 2017 compared to 29.2% in 2016 and 28.9% in 2015. The decline in the 2017 segment adjusted operating income margin was primarily a result of an 8% decline in contract sites of service resulting primarily from the closure of ten company-operated TC hospitals beginning in the second half of 2016 and lower company-operated TC hospital volumes. The increase in the 2016 segment adjusted operating income margin was primarily a result of cost efficiencies associated with an increase in same-hospital discharges and new hospital development.

Employee benefit costs increased 6% in 2017 compared to 2016, primarily as a result of an increase in health expense and the maturing operations of freestanding IRFs. Employee benefit costs increased 8% in 2016 compared to 2015, primarily as a result of new IRF openings and an increase in compensated absence expense.

RehabCare

Revenues declined 4% in 2017 to $745 million compared to $777 million in 2016 and declined 14% in 2016 compared to $908 million in 2015. The revenue decline in 2017 was primarily attributable to a net loss of 102 customer contract sites of service, including 24 sites of service associated with company-operated nursing centers that were divested in 2017. The revenue decline in 2016 was primarily attributable to a net loss of 80 customer contract sites of service and a decline in customer average daily census during 2016. The loss of customer contract sites of service in 2016 was primarily attributable to the strategic termination of unprofitable customer contract sites, skilled nursing center consolidations, competition, and customers moving therapy services in-house. Revenues derived from non-affiliated customers aggregated $738 million in 2017, $771 million in 2016 and $878 million in 2015.

RehabCare segment adjusted operating income margins were 0.9% in 2017 compared to 4.2% in 2016 and 4.0% in 2015. Segment adjusted operating income margins declined in 2017 primarily as a result of a $23 million allowance for doubtful accounts related to customer contract litigation and the loss of customer contract sites of service. Segment adjusted operating income margins improved in 2016 primarily as a result of a reduction in bad debts and contract labor expense.

Employee benefit costs declined 3% in 2017 compared to 2016, primarily a result of the loss of customer contract sites of service discussed above and a reduction in workers compensation expense. Employee benefit costs declined 14% in 2016 compared to 2015, primarily a result of the loss of customer contract sites of service discussed above.

Support center overhead

Operating income for our operating divisions excludes allocations of support center overhead. These costs aggregated $249 million in 2017, $262 million in 2016 and $259 million in 2015. The decline in 2017 was primarily attributable to cost reduction initiatives executed in 2017 and the fourth quarter of 2016. The increase in 2016 was primarily attributable to an increase in research and development costs, partially offset by lower incentive compensation costs. As a percentage of consolidated revenues, support center overhead totaled 4.1% in 2017, 4.2% in 2016 and 4.2% in 2015. The decline in support center overhead as a percentage of consolidated revenues for 2017 was primarily attributable to the previously mentioned cost reduction initiatives.

Litigation contingency expense

On January 12, 2016, we entered into a settlement agreement (the “Settlement Agreement”) with the United States to resolve the pending DOJ investigation concerning the operations of RehabCare. Under the Settlement Agreement, we paid $125 million, plus accrued interest from August 31, 2015, at the rate of 1.875% per annum to the United States during the first quarter of 2016. In the first quarter of 2015, we recorded a $95 million loss reserve for this matter and disclosed an estimated settlement range of $95 million to $125 million. Based on the progress of continuing settlement discussions through October 2015, we recorded an additional $30 million loss provision in the third quarter of 2015. We recorded an additional loss reserve of approximately $2 million in the fourth quarter of 2015 related to the Settlement Agreement and associated costs and, in connection with establishing the final terms of the Settlement Agreement, also recorded an income tax benefit of $47 million in the fourth quarter of 2015. In connection with the resolution of this matter, and in exchange for the OIG’s agreement not to exclude us or our subsidiaries from participating in the federal healthcare programs, on January 11, 2016, we entered into the RehabCare CIA.

In connection with the Settlement Agreement, RehabCare received requests for indemnification from some of its current and former customers related to alleged damages stemming from payments made by these customers to the DOJ and the related legal and other costs. We settled indemnification disputes totaling $6 million during 2017.

Restructuring Costs

We have initiated various restructuring activities whereby we have incurred costs associated with reorganizing our operations, including the divestiture, swap, closure and consolidation of facilities and branches, reduced headcount and realigned operations in order to improve operations, cost efficiencies and capital structure in response to changes in the healthcare industry, increasing leverage and to partially mitigate reductions in reimbursement rates from third party payors. The costs associated with these activities are reported as restructuring charges in the accompanying statement of operations and would have been recorded as general and administrative expense or rent expense if not classified as restructuring charges.

Planned Acquisition of Kindred

During the fourth quarter of 2017, we announced that the Board had approved the Merger Agreement. The costs incurred in 2017 related to the Merger Agreement include merger costs and a lease amendment fee and are expected to be substantially completed in 2018. The additional costs cannot be reasonably estimated at this time.

Restructuring charges related to these initiatives consisted of $10 million for merger costs and $5 million for a lease amendment fee for the year ended December 31, 2017.

LTAC Hospital Portfolio Repositioning 2017 Plan

During the third quarter of 2017, we approved phase two of the LTAC hospital portfolio repositioning plan that incorporated the closure and conversion of certain LTAC hospitals as part of our mitigation strategies in response to the new patient criteria for LTAC hospitals under the LTAC Legislation. The activities related to the LTAC hospital portfolio repositioning 2017 plan are expected to be substantially completed by the end of 2018. The additional costs cannot be reasonably estimated at this time.

Restructuring charges that we incurred related to the LTAC hospital portfolio repositioning 2017 plan consisted of $10 million for asset write-offs, $5 million for severance, and $32 million for lease termination costs for the year ended December 31, 2017.

LTAC Hospital Portfolio Repositioning 2016 Plan

During the first quarter of 2016, we approved the LTAC hospital portfolio repositioning 2016 plan that incorporated the divestiture, swap or closure of certain LTAC hospitals as part of our mitigation strategies to prepare for new patient criteria for LTAC hospitals under the LTAC Legislation. The activities related to the LTAC hospital portfolio repositioning 2016 plan were substantially completed during 2016.
During the year ended December 31, 2016, we completed the facility swap with Select and the Curahealth Disposal. In addition, we closed three TC hospitals in the third quarter of 2016 and had similar hospital division realignment initiatives during 2015.

Restructuring charges that we incurred related to the LTAC hospital portfolio repositioning 2016 plan consisted of $5 million for lease termination costs and $1 million for asset write-offs for the year ended December 31, 2017. The activities related to the LTAC hospital portfolio repositioning 2016 plan for the year ended December 31, 2016 included $58 million for lease termination costs, $21 million for facility closure costs, gain on disposal and asset write-offs, $3 million for severance and $2 million for transaction costs. The activities related to the LTAC hospital portfolio repositioning 2016 plan for the year ended December 31, 2015 included $1 million of costs related to severance, lease terminations, facility closure, loss on disposal and other costs.

Kindred at Home 2017 Efficiency Initiative

During the first quarter of 2017, our Kindred at Home division approved and initiated a cost and operations efficiency initiative to address increases in labor costs associated with competitive labor markets and the integration of pay practices from acquisitions across the Kindred at Home portfolio. This initiative included the consolidation and closure of under-performing branches and a reduction in force associated with the restructuring of divisional and regional support teams. These activities were substantially completed during 2017.

Restructuring charges related to these initiatives consisted of $1 million for lease termination costs, $5 million for asset write-offs and $2 million for severance for the year ended December 31, 2017.

Kindred at Home Branch Consolidations and Closures

During the first quarter of 2015, we approved and initiated branch consolidations and closures in specific markets to improve operations and cost efficiencies in the Kindred at Home division. The branch consolidations and closures included branches that served both the home health and hospice business segment operations. Gentiva initiated similar branch consolidations and closures prior to the Gentiva Merger and these activities are included herein. These activities were substantially completed during 2016.

Restructuring charges related to these consolidations and closures consisted of $1 million for lease termination costs, $1 million for severance, and $2 million for asset write-offs for the year ended December 31, 2017. Restructuring charges related to these consolidations and closures consisted of $4 million for lease termination costs, $1 million for severance, and $3 million for branch closures, asset write-offs and other costs for the year ended December 31, 2016. Lease termination costs were $2 million and branch closures and other costs were $10 million for the year ended December 31, 2015.

Division and Support Center Reorganizations

As a result of our plan to exit the skilled nursing facility business, we plan to optimize our overhead structure by eliminating certain corporate and shared services overhead above the facility level. The activities related to the skilled nursing facility business exit are expected to be substantially complete in 2018.

During the year ended December 31, 2016, we initiated a restructuring plan to improve operations and cost efficiencies in the Kindred Rehabilitation Services division and support center. Actions related to these plans were completed during 2016.

We incurred restructuring costs of $4 million for severance, retention and other costs related to the SNF Divestiture for the year ended December 31, 2017. We incurred severance, retention and other costs for the Kindred Rehabilitation Services division and support center reorganizations of $4 million for the year ended December 31, 2016.

Transaction costs

Operating results for 2016 and 2015 included transaction costs associated with acquisition activities totaling $9 million and $109 million, respectively. The transaction costs for 2016 were primarily related to the Gentiva Merger. The transaction costs for 2015 were primarily related to the Gentiva Merger and the Centerre Acquisition. Transaction costs in all periods were included in general and administrative expenses.

Other expenses and investment income

Total rent expense (excluding rent related to restructuring) declined 4% to $292 million in 2017 and increased 3% to $304 million in 2016. The decline in rent expense in 2017 resulted primarily from the sale or closure of 22 TC hospitals beginning in the second half of 2016. The increase in rent expense in 2016 resulted primarily from new facility leases.

Depreciation and amortization expense was $105 million in 2017, $132 million in 2016 and $129 million in 2015. The decline in 2017 was primarily attributable to a change in estimate in the depreciable life of certain information technology equipment and software which reduced depreciation expense by $11 million for the year ended December 31, 2017, as well as the sale or closure of 22 TC hospitals beginning in the second half of 2016. The increase in 2016 was primarily the result of our ongoing capital expenditure program.

Interest expense aggregated $241 million in 2017 compared to $234 million in 2016 and $232 million in 2015. Interest expense increased for 2017 primarily as a result of interest rate increases related to the Term Loan Facility. Interest expense increased for 2016 primarily as a result of increased long-term borrowings. Interest expense for 2015 included $17 million of pre-closing financing costs associated with the Gentiva Merger.

Investment income related primarily to Cornerstone’s investments totaled $3 million in each of 2017, 2016 and 2015. Investment income in 2017, 2016 and 2015 included investment gains of $2 million, $2 million and $1 million, respectively, realized in each year for equity sales in Cornerstone’s investment portfolio. Investment income in 2016 and 2015 was negatively impacted by pretax other-than-temporary impairments of investments of approximately $0.2 million and $0.4 million, respectively, held in Cornerstone’s investment portfolio.

Income taxes

The provision (benefit) for income taxes is based upon our annual reported income or loss for each respective accounting period and includes the effect of certain non-taxable and non-deductible items. Our effective income tax rate from continuing operations was 38.9% in 2017, 110.9% in 2016 and 38.4% in 2015. The effective income tax rate from continuing operations for both 2017 and 2016 was negatively impacted by recording a $88 million and a $369 million deferred tax valuation allowance provision, respectively. The effective income tax rate from continuing operations for 2017 also was favorably impacted by a $131 million reduction in deferred income tax liabilities due to the Tax Reform Act. The effective income tax rate for 2015 was impacted by $12 million related to pretax transaction costs that are not deductible for income tax purposes. We recorded favorable income tax adjustments related to the resolution of state income tax contingencies from prior years that reduced the provision for income taxes by approximately $0.7 million in 2016. We recorded unfavorable income tax adjustments related to interest accrued for state income tax contingencies from prior years that increased the provision for income taxes by approximately $0.2 million in 2017 and $0.4 million in 2016 and 2015, respectively.

Consolidated results

Loss from continuing operations before income taxes was $404 million in 2017, $283 million in 2016 and $135 million in 2015. Loss from continuing operations attributable to us was $289 million in 2017 compared to $632 million in 2016 and $109 million in 2015. Operating results in 2017 included impairment charges, restructuring charges, insurance restructuring costs, customer contract litigation cost, litigation contingency expense, debt amendment fees, and business interruption settlements totaling $505 million. In addition, the income tax provision includes a $131 million tax benefit related to deferred tax liabilities due to the Tax Reform Act and a $88 million increase to the deferred tax asset valuation allowance for 2017. Operating results in 2016 included impairment charges, restructuring charges, research and development, transaction and integration costs, litigation contingency expense, debt amendment costs, and business interruption settlements totaling $428 million. In addition, the income tax provision includes a $369 million increase to the deferred tax asset valuation allowance for 2016. Operating results in 2015 included transaction and integration costs, pre-closing financing costs, litigation contingency expense, retirement and severance costs, restructuring charges, facility closing costs, customer contract litigation costs, and impairment charges totaling $326 million. See notes 1, 3, 4, 5, 6, 15 and 24 of the notes to consolidated financial statements.

Results of Operations – Discontinued Operations

Loss from discontinued operations was $17 million in 2017 and $6 million in 2016 compared to income from discontinued operations of $31 million in 2015.

We recorded pretax losses on divestiture of operations of $384 million ($379 million net of income taxes) (primarily related to the SNF Divestiture) during 2017, and $7 million ($7 million net of income taxes) during 2016 compared to a pretax gain on divestiture of operations of $2 million ($1 million net of income taxes) during 2015. See note 6 of the notes to consolidated financial statements.

Nursing centers

Revenues declined 29% to $732 million in 2017 compared to $1.04 billion in 2016 and declined 5% in 2016 compared to $1.09 billion in 2015. The decline in revenues in 2017 was primarily a result of the sale of 81 skilled nursing facilities to new operators during 2017 in connection with the SNF Divestiture. These 81 skilled nursing facilities contributed revenues of $632 million and $913 million for the years ended December 31, 2017 and 2016, respectively. The decline in revenues in 2016 was attributable to lower average daily census, primarily Medicare and Medicare Advantage. Admissions declined 33% and patient days declined 29% in 2017 compared 2016 as a result of the SNF Divestiture. Admissions declined 8% and patient days declined 6% in 2016 compared to 2015 as a result of declines in Medicare average length of stay.

Nursing center segment adjusted operating income margins were 8.6% in 2017 compared to 13.5% in 2016 and 14.7% in 2015. The decline in segment adjusted operating income margins in 2017 was primarily a result of the SNF Divestiture. The decline in segment adjusted operating income margins in 2016 was primarily a result of a 6% decline in average daily census.

Average hourly wage rates increased 4% in both 2017 and 2016 compared to the respective prior year, primarily as a result of pay rate increases and higher contract labor costs. Employee benefit costs declined 26% in 2017 compared to 2016, primarily as a result of the SNF Divestiture. Employee benefit costs declined 2% in 2016 compared to 2015, primarily as a result of a decline in health and compensated absence expenses.

Professional liability costs were $23 million, $24 million and $17 million for 2017, 2016 and 2015, respectively. The increase in 2016 was primarily attributable to increases in the frequency and severity of claims.

See notes 6 and 12 of the notes to consolidated financial statements.

Liquidity

Operating cash flows

Cash flows provided by operations (including discontinued operations) aggregated $76 million for 2017, $188 million for 2016 and $176 million for 2015. During each year, we maintained sufficient liquidity to finance our routine capital expenditures, ongoing development programs and acquisitions (excluding the Gentiva Merger and the Centerre Acquisition).

Fluctuations in operating cash flows during the past three years were primarily attributable to the impact of the new patient criteria imposed by the LTAC Legislation, changes in accounts receivable collections, the timing of income tax payments and the payment of one-time bonuses, lease cancellation, litigation, transaction, severance and financing payments. Operating cash flows for 2017 were negatively impacted by $94 million of litigation, severance, retention, lease termination fees, insurance restructuring, debt refinancing, transaction payments, and business interruption settlements. Operating cash flows for 2016 were negatively impacted by $179 million of litigation, severance, retention, lease termination fee, debt refinancing, transaction payments, and business interruption settlements. Operating cash flows for 2015 were negatively impacted by $232 million of litigation, severance, retirement, retention, lease termination fee, Gentiva Merger financing, debt refinancing, and transaction payments.

During 2017, as a result of improved underwriting results, we received distributions from Cornerstone totaling $43 million for the year ended December 31, 2017. The distributions were used to repay a portion of our ABL Facility. These distributions were completed in accordance with applicable regulations and had no impact on earnings or cash flows from operations.

In October 2017, in connection with the review of our insurance programs as part of the SNF Divestiture, we completed the Insurance Restructuring. With respect to professional liability, certain funding mechanisms and reinsurance agreements were modified such that approximately $106 million of cash deposits maintained by Cornerstone and $4 million of other cash deposits were released to the parent company. In addition, approximately $115 million of workers compensation restricted cash collateral deposits were replaced with letters of credit and approximately $21 million of other workers compensation cash deposits were released to the parent company. The cash released to parent in aggregate was $246 million and was used to repay in its entirety our ABL Facility balance and to increase cash reserves.

We utilize our ABL Facility to meet working capital needs and finance our acquisition and development activities. As a result, we typically carry minimal amounts of cash on our consolidated balance sheet. Based upon our expected operating cash flows and the availability of borrowings under our ABL Facility ($504 million at December 31, 2017), management believes that we have the necessary financial resources to satisfy our expected short-term and long-term liquidity needs.

Dividends and other payments

In August 2013, our Board approved the initiation of a cash dividend to our shareholders of $0.12 per share of Common Stock. Our Board elected to discontinue paying dividends on our Common Stock following the March 31, 2017 cash dividend payment and instead redirected funds to repay debt and invest in growth.

During 2017, we paid a cash dividend to our shareholders of $0.12 per share of Common Stock on March 31, 2017.

During 2016, we paid cash dividends of $0.12 per share of Common Stock on each of the following dates: December 9, 2016, September 2, 2016, June 10, 2016 and April 1, 2016.

During 2015, we paid cash dividends of $0.12 per share of Common Stock on each of the following dates: December 11, 2015, September 4, 2015, June 10, 2015 and April 1, 2015.

We made quarterly installment payments on the Units of $18.75 per Unit on December 1, 2017, September 1, 2017, June 1, 2017, March 1, 2017, December 1, 2016, September 1, 2016, March 1, 2016, December 1, 2015, September 1, 2015 and June 1, 2015, and of $18.76 per Unit on June 1, 2016. We also made an installment payment on the Units on March 2, 2015, which consisted of a quarterly installment payment of $18.75 per Unit, plus a one-time incremental payment of $1.25 per Unit for the period between November 25, 2014 and December 1, 2014, for a total payment of $20.00 per Unit.

The cash funding for the dividends during 2017 on our Common Stock required the use of approximately $10 million. The cash funding of installment payments during 2017 on the Units required approximately $13 million.

Term Loan Facility

Our Term Loan Facility refers to our $1.36 billion term loan credit facility provided pursuant to the terms and provisions of that certain Sixth Amended and Restated Term Loan Credit Agreement dated as of March 14, 2017, among us, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent. All obligations under our Term

Loan Facility are fully and unconditionally guaranteed, subject to certain customary release provisions, by substantially all of our wholly owned, domestic material subsidiaries, as well as certain non-wholly owned domestic subsidiaries as we may determine from time to time in our sole discretion.

Our Term Loan Facility (1) matures on April 9, 2021, (2) contains financial maintenance covenants in the form of a maximum total leverage ratio, a minimum fixed charge coverage ratio and a maximum amount of annual capital expenditures, (3) imposes restrictions on our ability to incur debt and liens and make acquisitions, investments and payments on equity and junior debt, and (4) provides for interest rate margins of 3.50% for the London Interbank Offered Rate (“LIBOR”) borrowings (subject to a floor of 1.00%) and 2.50% for base rate borrowings.

A summary of the amendments to our Term Loan Facility since January 1, 2015 is set forth below.

On March 14, 2017, we amended and restated the Term Loan Facility to, among other things, (1) make adjustments to certain covenants and definitions to better accommodate the SNF Divestiture, (2) provide us with increased leverage covenant flexibility for an interim period, (3) increase the applicable margin on the outstanding borrowings from 3.25% to 3.50% for LIBOR borrowings and from 2.25% to 2.50% for base rate borrowings, (4) require a maximum leverage ratio of no more than 5.00 to 1.00 for use of the $50 million annual dividend basket, and (5) provide for a prepayment premium of 1.00% in connection with any repricing transaction within six months of the closing date. In accordance with the authoritative guidance on debt, we accounted for the amendment as a debt modification.

On June 14, 2016, we amended and restated our Term Loan Facility to provide for, among other things, (1) additional joint venture flexibility, including an increased ability to enter into and make investments in joint ventures that are non-guarantor restricted subsidiaries and to incur debt and liens of such joint ventures and other non-guarantor restricted subsidiaries, (2) an increase in the size of a basket for asset sales from 15% to 25% of consolidated total assets, (3) maintaining a maximum total leverage ratio of 6.00:1.00 for each quarterly measurement date after the date of such amendment, and (4) an incremental term loan in an aggregate principal amount of $200 million. The incremental term loan was issued with 95 basis points of original issue discount (“OID”) and has the same terms as, and is fungible with, the $1.18 billion in aggregate principal amount of term loans that were then outstanding under the Term Loan Facility. We used the net proceeds of the incremental term loan to repay a portion of the outstanding borrowings under our ABL Facility.

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

ABL Facility

Our ABL Facility refers to our $900 million asset-based loan revolving credit facility provided pursuant to the terms and provisions of that certain Fourth Amended and Restated ABL Credit Agreement dated as of June 14, 2016, among us, the lenders party thereto from time to time, and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, as amended on September 27, 2017. All obligations under our ABL Facility are fully and unconditionally guaranteed, subject to certain customary release provisions, by substantially all of our wholly owned, domestic material subsidiaries, as well as certain non-wholly owned domestic subsidiaries as we may determine from time to time in our sole discretion. As of December 31, 2017, $156 million of letters of credit were outstanding under the ABL Facility.

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

A summary of the amendments to our ABL Facility since January 1, 2015 is set forth below.

On September 27, 2017, we entered into an amendment to the ABL Facility to update the provisions pertaining to letters of credit issued thereunder.

On June 14, 2016, we amended and restated our ABL Facility to provide for, among other things, (1) additional joint venture flexibility, including an increased ability to enter into and make investments in joint ventures that are non-guarantor restricted subsidiaries and to incur debt and liens of such joint ventures and other non-guarantor restricted subsidiaries, and (2) an increase in the size of a basket for asset sales from 15% to 25% of consolidated total assets.

On June 3, 2015, we entered into an amendment agreement to the ABL Facility that, among other items, modified the restrictions on the amount of cash and temporary cash investments that may be held outside of certain deposit accounts subject to control agreements.

Gentiva Merger – Gentiva Financing Transactions

The following transactions (collectively, the “Gentiva Financing Transactions”) occurred in connection with the Gentiva Merger:

•	we issued $1.35 billion aggregate principal amount of our Notes (as defined below);
•

we issued approximately 15 million shares of our Common Stock through two common stock offerings and issued 9.7 million shares of our Common Stock as the Gentiva Stock Consideration (see note 3 of the notes to consolidated financial statements);

•	we issued 172,500 Units (see note 16 of the notes to consolidated financial statements); and
•	we amended our ABL Facility in October 2014 and our Term Loan Facility in November 2014.

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

Units Offering

On November 25, 2014, in an offering registered with the SEC, we completed the sale of 150,000 Units for cash and granted the underwriters a 13-day over-allotment option to purchase up to an additional 22,500 Units. On December 1, 2014, the underwriters exercised in full their over-allotment option to purchase 22,500 additional Units, which we closed on December 3, 2014. Each Unit was composed of a Purchase Contract and one share of Mandatory Redeemable Preferred Stock, with a final preferred stock installment payment date of December 1, 2017 and an initial liquidation preference of $201.58 per share of Mandatory Redeemable Preferred Stock. The net proceeds from this offering, after deducting the underwriting discount and offering expenses, were $166.3 million. The Purchase Contracts were recorded as capital in excess of par value, net of issuance costs, and the Mandatory Redeemable Preferred Stock has been recorded as long-term debt.

On December 1, 2017, the remaining holders of the 87,379 Purchase Contracts were mandatorily redeemed. As a result, holders thereof received 50.6329 shares of Common Stock per Purchase Contract, resulting in approximately 4.4 million shares of Common Stock being issued on such date. Holders of our Mandatory Redeemable Preferred Stock were previously entitled to receive a quarterly “preferred stock installment payment,” in cash, shares of our Common Stock, or a combination thereof. The final preferred stock installment payment date was December 1, 2017, the same date all shares of Mandatorily Redeemable Preferred Stock were redeemed as planned pursuant to their terms.

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

Interest rate swaps

In January 2016, we entered into three interest rate swap agreements to hedge our floating interest rate on an aggregate of $325 million of outstanding Term Loan Facility debt. The interest rate swaps have an effective date of January 11, 2016, and expire on January 9, 2021. We are required to make payments based upon a fixed interest rate of 1.862% and 1.855% calculated on the notional amount of $175 million and $150 million, respectively. In exchange, we will receive interest on $325 million at a variable interest rate that is based upon the three-month LIBOR rate, subject to a minimum rate of 1.0%.

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

The interest rate swaps were assessed for hedge effectiveness for accounting purposes and we determined the interest rate swaps qualify for cash flow hedge accounting treatment at December 31, 2017 and 2016. We record the effective portion of the gain or loss on these derivative financial instruments in accumulated other comprehensive income (loss) as a component of stockholders’ equity and record the ineffective portion of the gain or loss on these derivative financial instruments as interest expense. There was no ineffectiveness related to the interest rate swaps for the years ended December 31, 2017 and 2016. The ineffectiveness related to the interest rate swaps for the year ended December 31, 2015 was immaterial.

At December 31, 2017 and 2016, the aggregate fair value of the interest rate swaps was recorded in other current assets for $3 million and in other accrued liabilities for $3 million, respectively. The fair value was determined by reference to a third party valuation and is considered a Level 2 input within the fair value hierarchy.

Other financing activities

We were in compliance with the terms of the Credit Facilities and the indentures governing our outstanding notes at December 31, 2017.

Contractual obligations

Future payments of principal and interest due under long-term debt agreements and lease obligations as of December 31, 2017 follow (in thousands):

						Non-cancelable operating leases
Year	Term Loan Facility (1)	Notes due 2020	Notes due 2023	Notes due 2022	Other long-term debt (2)	Ventas (3)	Other	Subtotal	Total
2018	$82,902	$60,000	$52,500	$31,875	$633	$110,319	$128,494	$238,813	$466,723
2019	81,667	60,000	52,500	31,875	366	111,201	112,606	223,807	450,215
2020	80,974	752,500	52,500	31,875	19	112,231	96,762	208,993	1,126,861
2021	1,330,967	-	52,500	31,875	-	113,225	84,968	198,193	1,613,535
2022	-	-	52,500	509,297	-	114,179	69,687	183,866	745,663
Thereafter	-	-	602,188	-	-	219,505	306,920	526,425	1,128,613
	$1,576,510	$872,500	$864,688	$636,797	$1,018	$780,660	$799,437	$1,580,097	$5,531,610

(1)

The amount of the Term Loan Facility in the accompanying consolidated balance sheet at December 31, 2017 is net of an unamortized OID of approximately $5 million. The fixed interest rate related to the interest rate swap agreements was applied on $725 million of the Term Loan Facility. The Term Loan Facility interest is based upon the weighted average interest rate of 4.9% for the portion of debt not subject to the interest rate swap agreements and 5.4% for the $725 million of debt subject to interest rate swap agreements, all as of December 31, 2017.

(2)	These amounts include our capital lease obligations as set forth in note 15 of the notes to consolidated financial statements, as well as other debt obligations.
(3)	See “Part I – Item 1 – Business – Ventas Master Lease Agreement – Rental Amounts and Escalators.”

As of December 31, 2017, we had approximately $338 million of allowances for professional liability risks and approximately $243 million of allowances for workers compensation risks that are excluded from the table above.

Off-Balance Sheet Arrangements

We have no other off-balance sheet arrangements that may have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, except for $156 million of letters of credit outstanding as of December 31, 2017.

Capital Resources

Capital expenditures and acquisitions

Excluding acquisitions and including discontinued operations, routine capital expenditures (expenditures necessary to maintain existing facilities that generally do not increase capacity or add services) totaled $70 million in 2017, $96 million in 2016 and $122 million in 2015. Kindred Hospital Rehabilitation Services development capital expenditures (primarily new IRF development) totaled $1 million in 2017, $21 million in 2016 and $5 million in 2015. Support center development capital expenditures totaled $25 million in 2017, $8 million in 2016 and $3 million in 2015. Nursing center development capital expenditures totaled $6 million in 2016 and $12 million in 2015. These capital expenditures were financed primarily through internally generated funds. At December 31, 2017, the estimated cost to complete and equip construction in progress approximated $17 million. We believe that our capital expenditure program is adequate to improve and equip our existing facilities.

Expenditures for acquisitions totaled $10 million in 2017 (primarily related to home health and hospice acquisitions), $79 million in 2016 (primarily related to home health and hospice acquisitions), and $674 million in 2015 (primarily related to the Gentiva Merger and the Centerre Acquisition). We financed these transactions with operating cash flows and our ABL Facility. See note 4 of the notes to consolidated financial statements.

Other Information

Effects of inflation and changing prices

We derive a substantial portion of our revenues from the Medicare and Medicaid programs. We have been, and could be in the future, materially adversely affected by the continuing efforts of governmental and private third party payors to contain healthcare costs.

We could be adversely affected by the continuing efforts of governmental and private third party payors to contain healthcare costs. We cannot assure you that reimbursement payments under governmental and private third party payor programs, including Medicare supplemental insurance policies, will remain at levels comparable to present levels or will be sufficient to cover the costs allocable to patients eligible for reimbursement pursuant to these programs. Medicare reimbursement in home health, hospice, LTAC hospitals, and IRFs is subject to fixed payments under the Medicare prospective payment systems. In accordance with Medicare laws, CMS makes annual adjustments to Medicare payment rates in many prospective payment systems under what is commonly known as a “market basket update.” Each year, MedPAC recommends payment policies to Congress for a variety of Medicare payment systems. Congress is not obligated to adopt MedPAC recommendations, and, based upon outcomes in previous years, there can be no assurance that Congress will adopt MedPAC’s recommendations in a given year. Medicaid reimbursement can be impacted negatively by state budgetary pressures, which may lead to reduced reimbursement or delays in receiving payments. Moreover, we cannot assure you that the facilities operated by us, or the provision of goods and services offered by us, will meet the requirements for participation in such programs.

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

The ACA also provides for: (1) reductions to the annual market basket payment updates for LTAC hospitals, IRFs, home health agencies, and hospice providers, which could result in lower reimbursement than in the preceding year; (2) additional annual “productivity adjustment” reductions to the annual market basket payment update as determined by CMS for LTAC hospitals and IRFs, home health agencies and hospice providers; (3) a quality reporting system for hospitals (including LTAC hospitals and IRFs); and (4) reductions in Medicare payments to hospitals (including LTAC hospitals and IRFs) for failure to meet certain quality reporting standards or to comply with standards in new value-based purchasing demonstration project programs.

Further, the ACA mandates changes to home health and hospice benefits under Medicare. For home health, the ACA mandates creation of a value-based purchasing program, development of quality measures, a decrease in home health reimbursement that began in federal fiscal year 2014 and was phased-in over a four-year period, a reduction in the outlier cap, and reinstated a 3% add-on payment for home health services delivered to residents in rural areas on or after April 1, 2010 and before January 1, 2016.

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

The Bipartisan Budget Act of 2018 (previously defined as the BBA), enacted on February 9, 2018, includes several provisions impacting Medicare reimbursement to home health, hospice, LTAC hospital and rehabilitation therapy services providers.

With respect to home health providers, the BBA (1) will base payment on a 30-day episode of care (beginning January 1, 2020), coupled with annual determinations by CMS to ensure budget neutrality (including taking into account provider behavior), (2) will eliminate retroactive payment adjustments based upon the level of therapy services required (beginning January 1, 2020), (3) extends the 3% add-on payment for home health services provided to residents in rural areas (beginning January 1, 2018), coupled with a reduction and phase out of such add-on payment over the following four fiscal years, and (4) will establish a market basket update of 1.5% for the federal fiscal year beginning January 1, 2020.

With respect to hospice providers, the BBA establishes a new payment policy related to early discharges to hospice care from hospitals. This policy will impose a financial penalty on hospitals for each early discharge to hospice care, beginning October 1, 2018.

With respect to LTAC hospital providers, the BBA extends the initial two-year phase-in period of the new LTAC patient criteria under the LTAC Legislation for an additional two-year period, and will impose a mandatory 4.6% reduction in payments for services provided to site-neutral patients over a nine-year period beginning October 1, 2018.

With respect to rehabilitation therapy services providers, the BBA (1) permanently repeals the Medicare Part B outpatient therapy cap (effective January 1, 2018), (2) continues the targeted medical review process, while reducing the applicable threshold triggering such review to $3,000 (effective January 1, 2018), and (3) reduces payment for services provided by a physical or occupational therapy assistant to 85% of the amount currently payable under Medicare for such services (effective January 1, 2022).

LTAC Legislation

The LTAC Legislation creates new Medicare criteria and payment rules for LTAC hospitals. Under the new criteria set forth in the LTAC Legislation, LTAC hospitals treating patients with at least a three-day prior stay in an acute care hospital intensive care unit and patients on prolonged mechanical ventilation admitted from an acute care hospital will continue to receive payment under LTAC PPS. Other patients will continue to have access to LTAC care, whether they are admitted to LTAC hospitals from acute care hospitals or directly from other settings or the community, and in such cases, LTAC hospitals will be paid at a site-neutral rate for these patients, based on the lesser of per diem Medicare rates paid for patients with the same diagnoses under IPPS or an estimate of cost. We expect the majority of these site-neutral payments will be materially less than the payments currently provided under LTAC PPS. The BBA imposes a mandatory 4.6% reduction in payments for services provided to site-neutral patients over a nine-year period beginning October 1, 2018.

The effective date of the new patient criteria was October 1, 2015, tied to each LTAC hospital’s cost reporting period, followed by an initial two-year phase-in period, which was extended by an additional two years by the BBA. During the phase-in period, payment for patients receiving the site-neutral rate is based 50% on LTAC PPS and 50% on the site-neutral rate.

The majority of our TC hospitals (all of which are certified as LTAC hospitals under the Medicare program) have a cost reporting period starting on September 1 of each year, and thus the phase-in of the new patient criteria did not begin for a majority of our TC hospitals until September 1, 2016, and, with the enactment of the BBA, full implementation of the new criteria will not occur until September 1, 2020. We expect that the full implementation of the new criteria on September 1, 2020 will have a further negative impact on Medicare payments to our TC hospitals.

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

The new patient criteria imposed by the LTAC Legislation reduces the population of patients eligible for reimbursement under LTAC PPS and changes the basis upon which we are paid for other patients. In addition, the LTAC Legislation is subject to additional governmental regulations and the interpretation and enforcement of those regulations. In response to the impact of the LTAC Legislation, we have sold or closed approximately 23% of our TC hospitals from 2013 through 2017. The LTAC Legislation, the implementation of new patient criteria, changes in referral patterns, and other associated elements has had, and will continue to have, an adverse effect on our business, financial position, results of operations, and liquidity.

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

The following table provides information about our financial instruments as of December 31, 2017 that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted average interest rates by expected maturity date.

Interest Rate Sensitivity

Principal (Notional) Amount by Expected Maturity

Average Interest Rate

(Dollars in thousands)

	Expected maturities
	2018	2019	2020	2021	2022	Thereafter	Total	Fair value December 31, 2017
Liabilities:
Long-term debt, including amounts due within one year:
Fixed rate:
Notes due 2020 (a)	$-	$-	$750,000	$-	$-	$-	$750,000	$806,250
Notes due 2022 (a)	-	-	-	-	500,000	-	500,000	521,900
Notes due 2023 (a)	-	-	-	-	-	600,000	600,000	628,500
Other	394	257	18	-	-	-	669	669	(b)
	$394	$257	$750,018	$-	$500,000	$600,000	$1,850,669	$1,957,319
Average interest rate	3.0%	3.3%	8.0%		6.4%	8.8%
Variable rate:
ABL Facility (c)	$-	$-	$-	$-	$-	$-	$-	$-
Term Loan Facility (a,d,e)	14,034	14,034	14,034	1,313,326	-	-	1,355,428	1,358,817
	$14,034	$14,034	$14,034	$1,313,326	$-	$-	$1,355,428	$1,358,817

(a)

The expected maturities exclude total debt issuance costs, net of accumulated amortization, of approximately $39 million, comprised of $5 million for the Notes due 2020, $5 million for the Notes due 2022, $6 million for the Notes due 2023 and $23 million for the Term Loan Facility.

(b)	Calculated based upon the net present value of future principal and interest payments using an average interest rate of 3.1%.
(c)

Interest on borrowings under our ABL Facility is payable at a rate per annum equal to the applicable margin plus, at our option, either: (1) LIBOR determined by reference to the costs of funds for Eurodollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, or (2) a base rate determined by reference to the highest of: (a) the prime rate of JPMorgan Chase Bank, N.A., (b) the federal funds effective rate plus one-half of 1.00% and (c) LIBOR as described in subclause (1) plus 1.00%. At December 31, 2017, the applicable margin for borrowings under our ABL Facility was 2.00% with respect to LIBOR borrowings and 1.00% with respect to base rate borrowings. The applicable margin is subject to adjustment each fiscal quarter, based upon average historical excess availability during the preceding quarter.

(d)

Interest on borrowings under our Term Loan Facility is payable at a rate per annum equal to an applicable margin plus, at our option, either: (1) LIBOR determined by reference to the costs of funds for Eurodollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, or (2) a base rate determined by reference to the highest of: (a) the prime rate of JPMorgan Chase Bank, N.A., (b) the federal funds effective rate plus one-half of 1.00% and (c) LIBOR described in subclause (1) plus 1.00%. LIBOR is subject to an interest rate floor of 1.00%. The applicable margin for borrowings under our Term Loan Facility is 3.50% with respect to LIBOR borrowings and 2.50% with respect to base rate borrowings. The expected maturities for our Term Loan Facility exclude the OID of approximately $5 million.

(e)

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

The information required by this Item 8 is included in appendix pages F-2 through F-72 of this Annual Report on Form 10-K, which is incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2017, the disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, are effective.

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Based upon our assessment, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2017, based upon the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2017 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears herein.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below are the names, ages (as of January 1, 2018) and present and past positions of our current executive officers:

Name	Age	Position
Benjamin A. Breier	46	President and Chief Executive Officer
Kent H. Wallace	62	Executive Vice President and Chief Operating Officer
Stephen D. Farber	48	Executive Vice President, Chief Financial Officer
Peter K. Kalmey	43	President, Hospital Division
David A. Causby	46	Executive Vice President and President, Kindred at Home
Jason Zachariah	40	President, Kindred Rehabilitation Services
William M. Altman	58	Executive Vice President, Strategy and Chief of Staff
Stephen R. Cunanan	53	Chief Administrative Officer and Chief People Officer
Joseph L. Landenwich	53	General Counsel and Corporate Secretary

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

William M. Altman, an attorney, has served as our Executive Vice President, Strategy and Chief of Staff since May 2017. He served as our Executive Vice President for Strategy, Policy and Integrated Care from May 2012 to May 2017, as Senior Vice President, Strategy and Public Policy from January 2008 to May 2012 and as Senior Vice President, Compliance and Government Programs from April 2002 to December 2007.

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

The information required by this Item, other than the information set forth above under “Executive Officers of the Registrant,” will be provided by an amendment to this Annual Report on Form 10-K containing the applicable disclosures within 120 days after the end of the fiscal year covered by this report.

Item 11.	Executive Compensation

Information required by this item will be provided by an amendment to this Annual Report on Form 10-K containing the applicable disclosures within 120 days after the end of the fiscal year covered by this report.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item will be provided by an amendment to this Annual Report on Form 10-K containing the applicable disclosures within 120 days after the end of the fiscal year covered by this report.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information required by this item will be provided by an amendment to this Annual Report on Form 10-K containing the applicable disclosures within 120 days after the end of the fiscal year covered by this report.

Item 14.	Principal Accounting Fees and Services

Information required by this item will be provided by an amendment to this Annual Report on Form 10-K containing the applicable disclosures within 120 days after the end of the fiscal year covered by this report.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) Index to Consolidated Financial Statements:

(a)	All other schedules have been omitted because the required information is not present or not present in material amounts.

Item 16.	Form 10-K Summary

None.

(a)(3)     Index to Exhibits:

EXHIBIT INDEX

2.1*

Fourth Amended Joint Plan of Reorganization of Vencor, Inc. and Affiliated Debtors under Chapter 11 of the Bankruptcy Code (incorporated by reference to Exhibit 2.1 to Kindred’s Current Report on Form 8-K filed on March 19, 2001 (Comm. File No. 001-14057)).

2.2

Order Confirming the Fourth Amended Joint Plan of Reorganization of Vencor, Inc. and Affiliated Debtors under Chapter 11 of the Bankruptcy Code, as entered by the United States Bankruptcy Court for the District of Delaware on March 16, 2001 (incorporated by reference to Exhibit 2.2 to Kindred’s Current Report on Form 8-K filed on March 19, 2001 (Comm. File No. 001-14057)).

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

2.5*

Asset Purchase Agreement dated as of June 30, 2017 by and between Kindred Healthcare Operating, Inc. and BM Eagle Holdings, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on July 3, 2017 (Comm. File No. 001-14057)).

2.6*

Agreement and Plan of Merger, dated as of December 19, 2017, among Kindred Healthcare, Inc., Kentucky Hospital Holdings, LLC, Kentucky Homecare Holdings, Inc. and Kentucky Homecare Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on December 21, 2017 (Comm. File No. 001-14057)).

3.1

Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to Kindred’s Registration Statement on Form 8-A filed on April 20, 2001 (Comm. File No. 001-14057)).

3.2

Certificate of Amendment of Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Kindred’s Form 10-Q for the quarterly period ended March 31, 2002 (Comm. File No. 001-14057)).

3.3	Certificate of Correction, dated as of November 24, 2014 (incorporated by reference to Exhibit 3.2 to Kindred’s Current Report on Form 8-K filed on November 25, 2014 (Comm. File No. 001-14057)).
3.4

Certificate of Ownership and Merger merging Kindred Escrow Corp. II into Kindred Healthcare, Inc. (incorporated by reference to Exhibit 3.1 to Kindred’s Current Report on Form 8-K filed on February 3, 2015 (Comm. File No. 001-14057)).

3.5	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to Kindred’s Current Report on Form 8-K filed on October 30, 2015 (Comm. File No. 001-14057)).
3.6

Amendment to Amended and Restated Bylaws of Kindred Healthcare, Inc. (incorporated by reference to Exhibit 3.1 to Kindred’s Current Report on Form 8-K filed on December 21, 2017 (Comm. File No. 001-14057)).

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

10.2

Amendment to the Fourth Amended and Restated ABL Credit Agreement dated as of September 27, 2017 by and among Kindred Healthcare, Inc., the Consenting Lenders party thereto and JPMorgan Chase Bank, N.A. as administrative agent (incorporated by reference to Exhibit 10.1 to Kindred’s Form 10-Q for the quarterly period ended September 30, 2017 (Comm. File No. 001-14057)).

10.3*

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

10.8**

Amendment No. 2 to the Third Amendment and Restatement of the Kindred Deferred Compensation Plan, effective as of January 1, 2013 (incorporated by reference to Exhibit 10.9 to Kindred’s Form 10-K for the year ended December 31, 2012 (Comm. File No. 001-14057)).

10.9**

Amendment No. 3 to the Third Amendment and Restatement of the Kindred Deferred Compensation Plan, effective as of August 1, 2014 (incorporated by reference to Exhibit 10.13 to Kindred’s Registration Statement on Form S-4 filed on December 15, 2014 (Commission File No. 333-200963)).

10.10**

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

10.15**

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

10.17**

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

10.19**

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

10.27**

Amended and Restated Employment Agreement dated as of February 1, 2015 by and between Kindred Healthcare Operating, Inc. and David A. Causby (incorporated by reference to Exhibit 10.40 to Kindred’s Form 10-K for the year ended December 31, 2014 (Comm. File No. 001-14057)).

10.28**

Change-in-Control Severance Agreement dated as of February 2, 2016 by and between Kindred Healthcare Operating, Inc. and David A. Causby (incorporated by reference to Exhibit 10.38 to Kindred’s Form 10-K for the year ended December 31, 2015 (Comm. File No. 001-14057)).

10.29**

Employment Agreement dated as of August 15, 2016 by and between Kindred Healthcare Operating, Inc. and Jason P. Zachariah (incorporated by reference to Exhibit 10.1 to Kindred’s Form 10-Q for the quarterly period ended September 30, 2016 (Comm. File No. 001-14057)).

10.30**

Change-in-Control Severance Agreement dated as of August 15, 2016 by and between Kindred Healthcare Operating, Inc. and Jason P. Zachariah (incorporated by reference to Exhibit 10.2 to Kindred’s Form 10-Q for the quarterly period ended September 30, 2016 (Comm. File No. 001-14057)).

10.31

Second Amended and Restated Master Lease Agreement No. 5, dated as of November 11, 2016, among Kindred Healthcare, Inc., Kindred Healthcare Operating, Inc. and Ventas Realty, Limited Partnership (incorporated by reference to Exhibit 10.5 to Kindred’s Current Report on Form 8-K filed on November 14, 2016) (Comm. File No. 001-14057)).

10.32

Agreement Regarding Master Leases No. 3, dated as of November 11, 2016, among Kindred Healthcare, Inc., Kindred Healthcare Operating, Inc. and Ventas Realty, Limited Partnership (incorporated by reference to Exhibit 10.1 to Kindred’s Current Report on Form 8-K filed on November 14, 2016).

10.33#	Amendment No. 1 to Second Amended and Restated Master Lease Agreement No. 5, dated as of November 7, 2017.
10.34

Amendment No. 2 to the Second Amended and Restated Master Lease Agreement No. 5 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 21, 2017 (Comm. File No. 001-14057)).

10.35

Agreement and Plan of Reorganization between the Company and Ventas, Inc. (incorporated by reference to Appendix A to Kindred’s Registration Statement on Form 10 filed on April 23, 1998 (Comm. File No. 001-14057)).

10.36**

Kindred Healthcare, Inc. 2001 Equity Plan for Non-Employee Directors (Amended and Restated) (incorporated by reference to Exhibit 10.69 to Kindred’s Form 10-K for the year ended December 31, 2008 (Comm. File No. 001-14057)).

10.37**

Form of Kindred Healthcare, Inc. Non-Qualified Stock Option Grant Agreement under the 2001 Equity Plan for Non-Employee Directors (Amended and Restated) (incorporated by reference to Exhibit 10.70 to Kindred’s Form 10-K for the year ended December 31, 2008 (Comm. File No. 001-14057)).

10.38**

Form of Amendment No. 1 to Non-Discretionary Non-Qualified Stock Option Grant Agreement under the 2001 Equity Plan for Non-Employee Directors (Amended and Restated) (incorporated by reference to Exhibit 10.72 to Kindred’s Form 10-K for the year ended December 31, 2008 (Comm. File No. 001-14057)).

10.39**	Kindred Stock Incentive Plan, Amended and Restated (incorporated by reference to Annex A to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 4, 2017 (Comm. File No. 001-14057)).
10.40**

Form of Restricted Share Award Agreement under the Kindred Stock Incentive Plan, Amended and Restated (incorporated by reference to Exhibit 10.1 to Kindred’s Current Report on Form 8-K filed on July 25, 2014 (Comm. File No. 001-14057)).

10.41**

Form of Performance Unit Award Agreement under the Kindred Stock Incentive Plan, Amended and Restated (incorporated by reference to Exhibit 10.2 to Kindred’s Current Report on Form 8-K filed on July 25, 2014 (Comm. File No. 001-14057)).

10.42**

Kindred Healthcare, Inc. Equity Plan for Non-Employee Directors, Amended and Restated (incorporated by reference to Annex B to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 4, 2017 (Comm. File No. 001-14057)).

10.43**

Form of Kindred Healthcare, Inc. Restricted Share Award Agreement under the Kindred Healthcare, Inc. Equity Plan for Non-Employee Directors, Amended and Restated (incorporated by reference to Exhibit 10.71 to Kindred’s Form 10-K for the year ended December 31, 2008 (Comm. File No. 001-14057)).

10.44**

Form of Kindred Healthcare, Inc. Non-Qualified Stock Option Grant Agreement under the Kindred Healthcare, Inc. Equity Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.70 to Kindred’s Form 10-K for the year ended December 31, 2008 (Comm. File No. 001-14057)).

10.45**

Gentiva Health Services, Inc. 2004 Equity Incentive Plan, Amended and Restated (incorporated by reference to Exhibit 4.5 to Kindred’s Registration Statement on Form S-8 dated February 2, 2015 (Comm. File No. 333-201831)).

10.46**

Amendment No. 1 to the Gentiva Health Services, Inc. 2004 Equity Incentive Plan, Amended and Restated (incorporated by reference to Exhibit 4.6 to Kindred’s Registration Statement on Form S-8 dated February 2, 2015 (Comm. File No. 333-201831)).

10.47**

Amendment No. 2 to the Gentiva Health Services, Inc. 2004 Equity Incentive Plan, Amended and Restated (incorporated by reference to Exhibit 4.7 to Kindred’s Registration Statement on Form S-8 dated February 2, 2015 (Comm. File No. 333-201831)).

10.48**

Amendment No. 3 to the Gentiva Health Services, Inc. 2004 Equity Incentive Plan, Amended and Restated (incorporated by reference to Exhibit 4.8 to Kindred’s Registration Statement on Form S-8 dated February 2, 2015 (Comm. File No. 333-201831)).

10.49**

Kindred Healthcare, Inc. Director Fee Deferral Plan, effective as of January 1, 2016 (incorporated by reference to Exhibit 10.84 to Kindred’s Form 10-K for the year ended December 31, 2016 (Comm. File No. 001-14057)).

10.50

Corporate Integrity Agreement, effective as of January 11, 2016, by and between the Office of Inspector General of the Department of Health and Human Services, RehabCare Group, Inc. and Kindred Healthcare, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 12, 2016 (Comm. File No. 001-14057)).

10.51

Separation Agreement, dated as of December 19, 2017, among Kindred Healthcare, Inc., Kentucky Hospital Holdings, LLC, Kentucky Homecare Holdings, Inc. and Kentucky Hospital Merger Sub, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 21, 2017 (Comm. File No. 001-14057)).

21#	List of Subsidiaries.
23.1#	Consent of Independent Registered Public Accounting Firm.
31#	Rule 13a-14(a)/15d-14(a) Certifications.
32#	Section 1350 Certifications.
101.INS#	XBRL Instance Document.
101.SCH#	XBRL Taxonomy Extension Schema Document.
101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB#	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document.

#	Filed herewith.
*	The Company will furnish supplementally to the SEC upon request a copy of any omitted exhibit or schedule, or debt instruments for which the related debt is less than 10% of total assets.

**	Compensation plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of this Annual Report on Form 10-K.

(b)	Exhibits.

The response to this portion of Item 15 is submitted as a separate section of this Annual Report on Form 10-K.

(c)	Financial Statement Schedules.

The response to this portion of Item 15 is included on page F-72 of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 28, 2018	KINDRED HEALTHCARE, INC.

	By:	/s/ Benjamin A. Breier
Benjamin A. Breier President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Joel Ackerman Joel Ackerman	Director	February 28, 2018
/s/ Jonathan D. Blum Jonathan D. Blum	Director	February 28, 2018
/s/ Paul J. Diaz Paul J. Diaz	Director	February 28, 2018
/s/ Heyward R. Donigan Heyward R. Donigan	Director	February 28, 2018
/s/ Richard Goodman Richard Goodman	Director	February 28, 2018
/s/ Christopher T. Hjelm Christopher T. Hjelm	Director	February 28, 2018
/s/ Frederick J. Kleisner Frederick J. Kleisner	Director	February 28, 2018
/s/ Sharad Mansukani, M.D. Sharad Mansukani, M.D.	Director	February 28, 2018
/s/ Lynn Simon, M.D. Lynn Simon, M.D.	Director	February 28, 2018
/s/ Phyllis R. Yale Phyllis R. Yale	Chair of the Board	February 28, 2018
/s/ Benjamin A. Breier Benjamin A. Breier	Director, President and Chief Executive Officer (Principal Executive Officer)	February 28, 2018
/s/ Stephen D. Farber Stephen D. Farber	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	February 28, 2018
/s/ John J. Lucchese John J. Lucchese	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 28, 2018

KINDRED HEALTHCARE, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULES

(a)	All other schedules have been omitted because the required information is not present or not present in material amounts.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of Kindred Healthcare, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Kindred Healthcare, Inc. and its subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive loss, equity and cash flows for each of the three years in the period ended December 31, 2017, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”).  We also have audited the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017 based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/   PRICEWATERHOUSECOOPERS LLP

Louisville, Kentucky

February 28, 2018

We have served as the Company’s auditor since 1999.

KINDRED HEALTHCARE, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(In thousands, except per share amounts)

	Year ended December 31,
	2017	2016	2015
Revenues	$6,034,123	$6,292,529	$6,119,218
Salaries, wages and benefits	3,318,885	3,392,263	3,233,047
Supplies	303,923	343,065	342,075
Building rent	257,516	264,306	257,221
Equipment rent	34,856	39,929	38,590
Other operating expenses	640,764	656,792	639,608
General and administrative expenses (exclusive of depreciation and amortization expense included below)	1,069,764	1,107,648	1,210,787
Other income	(3,460)	(5,066)	(2,358)
Litigation contingency expense	7,435	2,840	138,648
Impairment charges	381,179	314,729	24,757
Restructuring charges	84,861	96,126	12,618
Depreciation and amortization	104,805	131,819	129,246
Interest expense	241,411	234,612	232,351
Investment income	(3,499)	(3,108)	(2,756)
	6,438,440	6,575,955	6,253,834
Loss from continuing operations before income taxes	(404,317)	(283,426)	(134,616)
Provision (benefit) for income taxes	(157,116)	314,262	(51,714)
Loss from continuing operations	(247,201)	(597,688)	(82,902)
Discontinued operations, net of income taxes:
Income (loss) from operations	(16,854)	(6,192)	30,804
Gain (loss) on divestiture of operations	(379,260)	(6,744)	1,244
Income (loss) from discontinued operations	(396,114)	(12,936)	32,048
Net loss	(643,315)	(610,624)	(50,854)
Earnings attributable to noncontrolling interests:
Continuing operations	(42,176)	(34,847)	(26,044)
Discontinued operations	(12,861)	(18,759)	(16,486)
	(55,037)	(53,606)	(42,530)
Loss attributable to Kindred	$(698,352)	$(664,230)	$(93,384)
Amounts attributable to Kindred stockholders:
Loss from continuing operations	$(289,377)	$(632,535)	$(108,946)
Income (loss) from discontinued operations	(408,975)	(31,695)	15,562
Net loss	$(698,352)	$(664,230)	$(93,384)
Loss per common share:
Basic:
Loss from continuing operations	$(3.31)	$(7.29)	$(1.29)
Discontinued operations:
Income (loss) from operations	(0.34)	(0.28)	0.17
Gain (loss) on divestiture of operations	(4.33)	(0.08)	0.01
Income (loss) from discontinued operations	(4.67)	(0.36)	0.18
Net loss	$(7.98)	$(7.65)	$(1.11)

Diluted:
Loss from continuing operations	$(3.31)	$(7.29)	$(1.29)
Discontinued operations:
Income (loss) from operations	(0.34)	(0.28)	0.17
Gain (loss) on divestiture of operations	(4.33)	(0.08)	0.01
Income (loss) from discontinued operations	(4.67)	(0.36)	0.18
Net loss	$(7.98)	$(7.65)	$(1.11)
Shares used in computing loss per common share:
Basic	87,525	86,800	84,558
Diluted	87,525	86,800	84,558
Cash dividends declared and paid per common share	$0.12	$0.48	$0.48

See accompanying notes.

KINDRED HEALTHCARE, INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS

(In thousands)

	Year ended December 31,
	2017	2016	2015
Net loss	$(643,315)	$(610,624)	$(50,854)
Other comprehensive income (loss):
Available-for-sale securities (Note 13):
Change in unrealized investment gains (losses)	1,399	1,636	(133)
Reclassification of gains realized in net loss	(1,451)	(1,206)	(173)
Net change	(52)	430	(306)
Interest rate swaps (Notes 1 and 15):
Change in unrealized gains (losses)	5,225	1,755	(799)
Reclassification of ineffectiveness realized in net loss	-	-	146
Reclassification of (gains) losses realized in net loss, net of payments	(609)	411	-
Net change	4,616	2,166	(653)
Defined benefit post-retirement plan:
Unrealized gain due to fair value adjustments	42	220	753
Income tax benefit related to items of other comprehensive income (loss)	-	1,389	125
Other comprehensive income (loss)	4,606	4,205	(81)
Comprehensive loss	(638,709)	(606,419)	(50,935)
Earnings attributable to noncontrolling interests	(55,037)	(53,606)	(42,530)
Comprehensive loss attributable to Kindred	$(693,746)	$(660,025)	$(93,465)

See accompanying notes.

KINDRED HEALTHCARE, INC.

CONSOLIDATED BALANCE SHEET

(In thousands, except per share amounts)

	December 31,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$160,254	$137,061
Insurance subsidiary investments	22,546	108,966
Accounts receivable less allowance for loss of $96,899 ─ 2017 and $71,070 ─ 2016	1,122,532	1,172,078
Inventories	21,716	22,438
Income taxes	4,546	10,067
Assets held for sale	17,335	289,450
Other (Note 20)	60,610	63,693
	1,409,539	1,803,753
Property and equipment, at cost:
Land	55,731	54,726
Buildings	788,879	624,021
Equipment	814,011	813,070
Construction in progress	24,344	39,781
	1,682,965	1,531,598
Accumulated depreciation	(946,986)	(912,978)
	735,979	618,620

Goodwill	2,188,566	2,427,074
Intangible assets less accumulated amortization of $77,603 ─ 2017 and $101,612 ─ 2016	604,338	770,108
Insurance subsidiary investments	28,988	204,929
Other (Note 20)	265,307	288,240
Total assets (a)	$5,232,717	$6,112,724
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$191,827	$203,925
Salaries, wages and other compensation	352,179	397,486
Due to third party payors	35,321	41,320
Professional liability risks	60,767	65,284
Accrued lease termination fees	7,610	5,224
Other accrued liabilities (Note 20)	263,977	264,512
Long-term debt due within one year	14,638	27,977
	926,319	1,005,728

Long-term debt	3,146,972	3,215,062
Professional liability risks	276,829	295,311
Deferred tax liabilities	36,881	201,808
Deferred credits and other liabilities (Note 20)	497,954	353,294

Commitments and contingencies (Note 17)

Equity:
Stockholder's equity:
Common stock, $0.25 par value; authorized 175,000 shares; issued 91,454 shares ─ 2017 and 85,166 shares ─ 2016	22,864	21,291
Capital in excess of par value	1,713,179	1,710,231
Accumulated other comprehensive income	6,179	1,573
Accumulated deficit	(1,618,896)	(920,544)
	123,326	812,551
Noncontrolling interests	224,436	228,970
Total equity	347,762	1,041,521
Total liabilities (a) and equity	$5,232,717	$6,112,724

(a)

The Company’s consolidated assets as of December 31, 2017 and 2016 include total assets of variable interest entities of $405.8 million and $394.1 million, respectively, which can only be used to settle the obligations of the variable interest entities. The Company’s consolidated liabilities as of December 31, 2017 and 2016 include total liabilities of variable interest entities of $43.9 million and $38.9 million, respectively. See note 1 of the notes to consolidated financial statements.

See accompanying notes.

KINDRED HEALTHCARE, INC.

CONSOLIDATED STATEMENT OF EQUITY

(In thousands)

	Attributable to Kindred stockholders
	Shares of common stock	Par value common stock	Capital in excess of par value	Accumulated other comprehensive income (loss)	Accumulated deficit	Noncontrolling interests	Total
Balances, December 31, 2014	69,977	$17,494	$1,586,692	$(2,551)	$(159,768)	$44,105	$1,485,972
Comprehensive loss:
Net income (loss)					(93,384)	42,530	(50,854)
Net unrealized investment losses, net of income taxes				(199)			(199)
Other				118			118
Comprehensive loss							(50,935)
Grant of non-vested restricted stock	672	168	(168)				-
Issuance of common stock in connection with employee benefit plans	216	54	482		(2)		534
Shares tendered by employees for statutory tax withholdings upon issuance of common stock	(481)	(120)	(7,050)		(3,055)		(10,225)
Stock-based compensation amortization			20,636				20,636
Income tax benefit in connection with the issuance of common stock under employee benefit plans			3,170				3,170
Exchange of tangible equity units, net of costs	3,668	917	(917)				-
Contributions made by noncontrolling interests						8,132	8,132
Distributions to noncontrolling interests						(42,458)	(42,458)
Purchase of noncontrolling interests						153,884	153,884
Dividends paid			(40,119)				(40,119)
Issuance of common stock in Gentiva Merger (see Note 3)	9,740	2,435	175,021				177,456
Balances, December 31, 2015	83,792	20,948	1,737,747	(2,632)	(256,209)	206,193	1,706,047
Comprehensive loss:
Net income (loss)					(664,230)	53,606	(610,624)
Net unrealized investment gains, net of income taxes				339			339
Other				3,866			3,866
Comprehensive loss							(606,419)
Grant of non-vested restricted stock	1,384	346	(346)				-
Issuance of common stock in connection with employee benefit plans	292	73	(73)				-
Shares tendered by employees for statutory tax withholdings upon issuance of common stock	(302)	(76)	(2,985)		(105)		(3,166)
Stock-based compensation amortization			16,425				16,425
Income tax benefit in connection with the issuance of common stock under employee benefit plans			435				435
Contributions made by noncontrolling interests						17,314	17,314
Distributions to noncontrolling interests						(45,985)	(45,985)
Purchase of noncontrolling interests			(234)			(2,158)	(2,392)
Dividends paid			(40,738)				(40,738)
Balances, December 31, 2016	85,166	21,291	1,710,231	1,573	(920,544)	228,970	1,041,521
Comprehensive loss:
Net income (loss)					(698,352)	55,037	(643,315)
Net unrealized investment losses, net of income taxes				(52)			(52)
Other				4,658			4,658
Comprehensive loss							(638,709)
Grant of non-vested restricted stock	2,023	506	(506)				-
Issuance of common stock in connection with employee benefit plans	151	38	(6)				32
Shares tendered by employees for statutory tax withholdings upon issuance of common stock	(310)	(77)	(2,455)				(2,532)
Stock-based compensation amortization			17,249				17,249
Contributions made by noncontrolling interests						1,655	1,655
Distributions to noncontrolling interests						(61,226)	(61,226)
Settlements of tangible equity units	4,424	1,106	(1,106)				-
Dividends paid			(10,228)				(10,228)
Balances, December 31, 2017	91,454	$22,864	$1,713,179	$6,179	$(1,618,896)	$224,436	$347,762

See accompanying notes.

KINDRED HEALTHCARE, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

	Year ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net loss	$(643,315)	$(610,624)	$(50,854)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense	102,481	135,966	128,533
Amortization of intangible assets	14,637	23,673	29,841
Amortization of stock-based compensation costs	17,249	16,425	20,636
Amortization of deferred financing costs	17,189	15,267	13,721
Payment of capitalized lender fees related to debt amendments	(5,403)	(7,375)	(28,012)
Provision for doubtful accounts	68,284	40,804	52,460
Deferred income taxes	(164,694)	310,338	(46,632)
Impairment charges	382,447	342,559	24,757
(Gain) loss on divestiture of discontinued operations	379,260	6,744	(1,244)
Other	17,935	12,414	13,537
Change in operating assets and liabilities:
Accounts receivable	(20,896)	(59,031)	(8,577)
Inventories and other assets	22,854	(24,226)	54,493
Accounts payable	(12,267)	26,215	(10,380)
Income taxes	10,242	4,350	30,155
Due to third party payors	(5,999)	3,692	(30,882)
Other accrued liabilities	(104,309)	(48,955)	(15,302)
Net cash provided by operating activities	75,695	188,236	176,250
Cash flows from investing activities:
Routine capital expenditures	(69,806)	(96,052)	(121,931)
Development capital expenditures	(25,895)	(34,825)	(19,931)
Acquisitions, net of cash acquired	(9,650)	(78,840)	(673,547)
Acquisition deposits	-	18,489	176,511
Sale of assets, net of lease termination charges	(71,555)	25,987	8,735
Proceeds from senior unsecured notes offering held in escrow	-	-	1,350,000
Interest in escrow for senior unsecured notes	-	-	23,438
Purchase of insurance subsidiary investments	(113,661)	(97,740)	(85,222)
Sale of insurance subsidiary investments	243,616	95,488	75,075
Net change in insurance subsidiary cash and cash equivalents	133,618	877	(12,271)
Proceeds from note receivable	-	-	25,000
Net change in other investments	24,637	(32,770)	(4,620)
Other	7	(255)	10,972
Net cash provided by (used in) investing activities	111,311	(199,641)	752,209
Cash flows from financing activities:
Proceeds from borrowings under revolving credit	1,369,700	1,643,300	1,740,450
Repayment of borrowings under revolving credit	(1,432,200)	(1,689,400)	(1,631,850)
Proceeds from issuance of term loan, net of discount	-	198,100	199,000
Proceeds from other long-term debt	-	750	-
Repayment of Gentiva debt	-	-	(1,177,363)
Repayment of term loan	(14,034)	(13,527)	(12,010)
Repayment of other long-term debt	(1,045)	(1,104)	(6,752)
Payment of deferred financing costs	(413)	(522)	(3,446)
Issuance of common stock in connection with employee benefit plans	32	-	534
Payment of costs associated with issuance of common stock and tangible equity units	-	-	(915)
Payment of dividend for mandatory redeemable preferred stock	(12,372)	(11,514)	(10,887)
Dividends paid	(10,228)	(40,738)	(40,119)
Contributions made by noncontrolling interests	505	14,514	2,152
Distributions to noncontrolling interests	(61,226)	(45,985)	(42,458)
Purchase of noncontrolling interests	-	(1,000)	-
Payroll tax payments for equity awards issuance	(2,532)	(3,166)	(10,225)
Net cash provided by (used in) financing activities	(163,813)	49,708	(993,889)
Change in cash and cash equivalents	23,193	38,303	(65,430)
Cash and cash equivalents at beginning of period	137,061	98,758	164,188
Cash and cash equivalents at end of period	$160,254	$137,061	$98,758
Supplemental information:
Interest payments	$221,177	$216,062	$180,266
Income tax refunds	2,054	253	26,473
Rental payments to Ventas, Inc.	154,374	167,743	171,829
Issuance of common stock in Gentiva Merger (see Note 3)	-	-	177,456
Non-cash contributions made by noncontrolling interests	1,150	2,800	5,980
See accompanying notes.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

Reporting entity

Kindred Healthcare, Inc. is a healthcare services company that through its subsidiaries operates a home health, hospice, and community care business, transitional care (“TC”) hospitals (certified as long-term acute care (“LTAC”) hospitals under the Medicare program), inpatient rehabilitation hospitals (“IRFs”), and a contract rehabilitation services business across the United States (collectively, the “Company” or “Kindred”).

Basis of presentation

The consolidated financial statements include all subsidiaries that the Company controls, including variable interest entities (“VIEs”) for which the Company is the primary beneficiary. All intercompany transactions have been eliminated.

The Company has completed several transactions related to the divestiture of unprofitable hospitals and nursing centers to improve its future operating results. The Company is also currently in the process of completing the SNF Divestiture (as defined and described more fully in Note 6). For accounting purposes, the operating results of these businesses and the gains, losses or impairments associated with these transactions have been classified as discontinued operations in the accompanying consolidated statement of operations for all periods presented in accordance with the authoritative guidance in effect through December 31, 2014. Effective January 1, 2015, the authoritative guidance modified the requirements for reporting discontinued operations. A disposal is now required to be reported in discontinued operations only if the disposal represents a strategic shift that has (or will have) a major effect on the Company’s operations and financial results.

The consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) and include amounts based upon the estimates and judgments of management. Actual amounts may differ from those estimates.

Recently issued accounting requirements

In February 2018, the Financial Accounting Standards Board (the “FASB”) issued authoritative guidance which permits a company to reclassify the income tax effects of the Tax Cuts and Jobs Act of 2017 (the “Tax Reform Act”) on items within accumulated other comprehensive income to retained earnings. The new guidance is effective for annual and interim periods beginning after December 15, 2018 and early adoption is permitted. The Company will not elect to early adopt and the adoption of this standard is not expected to have a material impact on the Company’s business, financial position, results of operations or liquidity.

In August 2017, the FASB issued authoritative guidance with the objective of improving the financial reporting of hedging relationships under GAAP to better portray economic results and to simplify the application of the current hedge accounting guidance. The new guidance is effective for annual and interim periods beginning after December 15, 2018 and early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s business, financial position, results of operations or liquidity.

In May 2017, the FASB issued authoritative guidance to provide clarity and reduce diversity in practice when accounting for changes to terms or conditions of a share-based payment award. The new guidance is effective for annual and interim periods beginning after December 15, 2017. The adoption of this standard is not expected to have a material impact on the Company’s business, financial position, results of operations or liquidity.

In January 2017, the FASB issued authoritative guidance that simplifies the measurement of goodwill impairment to a single-step test. The guidance removes step two of the goodwill impairment test, which required a hypothetical purchase price allocation. The measurement of goodwill impairment is now the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. Under the revised guidance, failing step one will always result in goodwill impairment. The new guidance is effective for annual and interim periods beginning after December 15, 2019 and early adoption is permitted. The Company adopted the new guidance on January 1, 2017 on a prospective basis. If the Company fails step one of the goodwill impairment test under the new guidance, the results could materially impact the Company’s financial position and results of operations but not its business or liquidity.

In January 2017, the FASB issued authoritative guidance that revises the definition of a business, which affects accounting for acquisitions, disposals, goodwill impairment, and consolidation. The guidance is intended to help entities evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The revision provides a more robust framework to use in determining when a set of assets and activities is a business. The new guidance is effective for annual and interim periods beginning after December 15, 2017. The adoption of this standard is not expected to have a material impact on the Company’s business, financial position, results of operations or liquidity.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 – BASIS OF PRESENTATION (Continued)

Recently issued accounting requirements (Continued)

In November 2016, the FASB issued authoritative guidance that simplifies the disclosure of restricted cash within the statement of cash flows. The guidance is intended to reduce diversity when reporting restricted cash and requires entities to explain changes in the combined total of restricted and unrestricted balances in the statement of cash flows. The Company’s restricted cash totaled $53.2 million as of December 31, 2017, comprised of $1.7 million in other current assets, $22.5 million in current insurance subsidiary investments and $29.0 million in long-term insurance subsidiary investments. The Company’s restricted cash totaled $187.1 million as of December 31, 2016, comprised of $1.9 million in other current assets, $109.0 million in current insurance subsidiary investments and $76.2 million in long-term insurance subsidiary investments. The new guidance should be applied using a retrospective transition method and is effective for annual and interim periods beginning after December 15, 2017. The adoption of this standard is expected to have a material impact on the presentation of the Company’s consolidated statement of cash flows, but will not have an impact on the Company’s financial position or liquidity.

In August 2016, the FASB issued authoritative guidance to eliminate diversity in practice related to the cash flow statement classification of eight specific cash flow issues, which include debt prepayment or extinguishment costs, maturity of a zero coupon bond, settlement of contingent consideration liabilities after a business combination, proceeds from insurance settlements and distribution from certain equity method investees. The new guidance is effective for annual and interim periods beginning after December 15, 2017. The adoption of this standard is not expected to have a material impact on the Company’s consolidated statement of cash flows.

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

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 – BASIS OF PRESENTATION

Recently issued accounting requirements (Continued)

In May 2014, the FASB issued authoritative guidance which changes the requirements for recognizing revenue when entities enter into contracts with customers. Under these provisions, an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. It also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.

•

In July 2015, the FASB finalized a one year deferral of the new revenue standard with an updated effective date for interim and annual periods beginning on or after December 15, 2017. Entities were not permitted to adopt the standard earlier than the original effective date, which was on or after December 15, 2016.

•

In March 2016, the FASB finalized its amendments to the guidance in the new revenue standard on assessing whether an entity is a principal or an agent in a revenue transaction. Under these amendments, the FASB confirmed that a principal in an arrangement controls a good or service before it is transferred to a customer but revised the structure of indicators when an entity is the principal. The amendments have the same effective date and transition requirements as the new revenue standard.

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

The Company will adopt the guidance as of January 1, 2018 using the modified retrospective transition method, and will disclose the cumulative-effect adjustment to retained earnings in the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2018. Based upon the Company’s assessment of the new guidance, it anticipates a pretax cumulative-effect adjustment to 2017 retained earnings in the range of $12 million to $14 million, which primarily relates to recognizing contractual revenues earlier due to variable considerations arising from the historical collectability of its private payor portfolio and other elements of revenue subject to estimation during the period of service.

In addition, the Company anticipates a reclassification of other operating expenses or general and administrative expenses to revenue in the range of $15 million to $20 million as a result of the provisions of the new standard in 2018. The Company estimates between $5 million to $8 million of these reclassifications relates to bad debt expense, while the remaining impact results from the performance obligations under the new standard.

The Company’s remaining implementation efforts are focused primarily on refining the disclosure process and internal controls.

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

A summary of revenues by payor type follows (in thousands):

	Year ended December 31,
	2017	2016	2015
Medicare	$3,171,176	$3,432,456	$3,283,460
Medicaid	423,359	426,102	407,754
Medicare Advantage	488,115	474,597	444,695
Medicaid Managed	203,014	163,691	141,378
Other	1,835,893	1,893,486	1,962,985
	6,121,557	6,390,332	6,240,272
Eliminations	(87,434)	(97,803)	(121,054)
	$6,034,123	$6,292,529	$6,119,218

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 – BASIS OF PRESENTATION (Continued)

Cash and cash equivalents

Cash and cash equivalents include highly liquid investments with an original maturity of three months or less when purchased. The Company reclassifies outstanding checks in excess of funds on deposit. As of December 31, 2017, $41.2 million was reclassified to accounts payable and $4.1 million was reclassified to salaries, wages and other compensation. As of December 31, 2016, $44.0 million was reclassified to accounts payable and $4.9 million was reclassified to salaries, wages and other compensation.

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

The Company follows the authoritative guidance related to the meaning of other-than-temporary impairment and its application to certain investments to assess whether the Company’s investments with unrealized loss positions are other-than-temporarily impaired. Unrealized gains and losses, net of deferred income taxes, are reported as a component of accumulated other comprehensive income (loss). Realized gains and losses and declines in value judged to be other-than-temporary are determined using the specific identification method and are reported in the Company’s accompanying consolidated statement of operations. See Note 13.

Accounts receivable

Accounts receivable consist primarily of amounts due from the Medicare and Medicaid programs, other government programs, managed care health plans, commercial insurance companies, hospital customers, individual patients and other customers. Estimated provisions for doubtful accounts are recorded to the extent it is probable that a portion or all of a particular account will not be collected.

In evaluating the collectibility of accounts receivable, the Company considers a number of factors, including the age of the accounts, changes in collection patterns, the composition of patient accounts by payor type, the status of ongoing disputes with third party payors and general industry conditions. Actual collections of accounts receivable in subsequent periods may require changes in the estimated provision for loss. Changes in these estimates are charged or credited to the results of operations in the period of change. Based upon the termination of RehabCare (as defined below) customers and litigation associated with the collection of past due accounts, the Company recorded a provision for doubtful accounts of $23.1 million and $12.9 million for the years ended December 31, 2017 and 2015, respectively.

The provision for doubtful accounts totaled $45.8 million for 2017, $19.3 million for 2016 and $33.5 million for 2015.

Due to third party payors

The Company’s TC hospitals, IRFs, home health services and hospice services are required to submit cost reports at least annually to various state and federal agencies administering the respective reimbursement programs. In many instances, interim cash payments to the Company are only an estimate of the amount due for services provided. Any overpayment to the Company arising from the completion of a cost report is recorded as a liability in the accompanying consolidated balance sheet.

Gentiva Health Services, Inc. (“Gentiva”) entered into a five-year Corporate Integrity Agreement with the United States Department of Health and Human Services Office of Inspector General (the “OIG”) (the “Gentiva CIA”), which became effective on February 15, 2012 and expired in February 2017. The Gentiva CIA imposed monitoring, reporting, certification, oversight and training obligations which the Company, as a result of the Gentiva Merger (as defined in Note 3), had to comply. In the event of a breach of the Gentiva CIA, the Company could have become liable for payment of certain stipulated penalties, or its Gentiva subsidiaries could have been excluded from participation in federal healthcare programs. During 2016, the Company paid stipulated penalties of $3.1 million for the failure to fully and adequately adhere to the requirements to implement the corrective actions called for in the Gentiva CIA.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 – BASIS OF PRESENTATION (Continued)

Due to third party payors (Continued)

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

Property and equipment

Beginning April 1, 2017, the Company changed the estimated useful life of certain information technology equipment and software based upon a detailed review of actual utilization. Following the Gentiva Merger (as defined in Note 3), the Company made significant investments in information technology and software. The actual usage and longevity of these assets supports longer lives than previously estimated. The change in estimate extended the expected useful life by one to two years depending on the asset category and has been accounted for prospectively. The impact from this change in accounting estimate was a decrease to loss from continuing operations before income taxes of approximately $10.6 million for the year ended December 31, 2017.

Property and equipment is carried at cost less accumulated depreciation. Depreciation expense, computed by the straight-line method, was $90.2 million for 2017, $108.3 million for 2016 and $99.5 million for 2015. These amounts include amortization of assets recorded under capital leases. Depreciation rates for buildings range generally from 20 to 45 years. Leasehold improvements are depreciated over their estimated useful lives or the remaining lease term, whichever is shorter. Estimated useful lives of equipment vary from five to 15 years. Depreciation expense is not recorded for property and equipment classified as held for sale. Repairs and maintenance are expensed as incurred.

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

In assessing the carrying values of long-lived assets, the Company estimates future cash flows at the lowest level for which there are independent, identifiable cash flows. For this purpose, these cash flows are aggregated based upon the contractual agreements underlying the operation of the facility or group of facilities. Generally, an individual facility for hospitals or IRFs, skilled nursing rehabilitation services reporting unit, hospital rehabilitation services reporting unit or sites of service at a geographical location level within the Kindred at Home division are considered the lowest level for which there are independent, identifiable cash flows. However, to the extent that groups of facilities are leased under a master lease agreement in which the operations of a facility and compliance with the lease terms are interdependent upon other facilities in the agreement (including the Company’s ability to renew the lease or divest a particular property), the Company defines the group of facilities under a master lease agreement, or a renewal

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 – BASIS OF PRESENTATION (Continued)

Long-lived assets (Continued)

bundle in a master lease, as the lowest level for which there are independent, identifiable cash flows. Accordingly, the estimated cash flows of all facilities within a master lease agreement, or within a renewal bundle in a master lease, are aggregated for purposes of evaluating the carrying values of long-lived assets.

Impairment charges recorded for the three years ended December 31, 2017 associated with long-lived assets are discussed in Note 5. Losses associated with the disposition or planned disposition of long-lived assets for the three years ended December 31, 2017 are discussed in Note 6.

Goodwill and intangible assets

Goodwill and indefinite-lived intangible assets primarily originated from business combinations accounted for as purchase transactions. Indefinite-lived intangible assets consist of trade names, Medicare certifications and certificates of need.

A summary of goodwill by reporting unit follows (in thousands):

	Home health	Hospice	Community care	Hospitals	Hospital rehabilitation services (2)	IRFs	RehabCare	Total
Balances, December 31, 2015	$739,677	$639,006	$166,312	$628,519	$173,618	$322,678	$-	$2,669,810
Acquisitions	6,989	6,627	7,365	23,751	-	2,800	-	47,532
Dispositions	-	-	-	(29,831)	-	-	-	(29,831)
Impairment charges	-	-	-	(261,129)	-	-	-	(261,129)
Other (1)	(647)	696	(214)	-	-	857	-	692
Balances, December 31, 2016	746,019	646,329	173,463	361,310	173,618	326,335	-	2,427,074
Acquisitions	594	-	-	-	-	-	-	594
Dispositions	-	-	(2,837)	-	-	-	-	(2,837)
Impairment charges	-	-	-	(236,265)	-	-	-	(236,265)
Balances, December 31, 2017	$746,613	$646,329	$170,626	$125,045	$173,618	$326,335	$-	$2,188,566
Accumulated impairment charges:
December 31, 2016	$(76,082)	$-	$-	$(261,129)	$-	$-	$(153,898)	$(491,109)
December 31, 2017	$(76,082)	$-	$-	$(497,394)	$-	$-	$(153,898)	$(727,374)

(1)	Other consists primarily of non-cash adjustments related to acquisitions within the measurement period.
(2)	This reporting unit has a negative carrying value.

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

A reporting unit is either an operating segment or one level below the operating segment, referred to as a component. When the components within the Company’s operating segments have similar economic characteristics, the Company aggregates the components of its operating segments into one reporting unit. Accordingly, the Company has determined that its reporting units are home health, hospice, community care, hospitals, hospital rehabilitation services, IRFs, and RehabCare. The community care reporting unit is included in the home health operating segment of the Kindred at Home division. The hospital rehabilitation services and IRFs reporting units are both included in the Kindred Hospital Rehabilitation Services operating segment of the Kindred Rehabilitation Services division.

In January 2017, the FASB issued authoritative guidance that simplifies the measurement of goodwill impairment to a single-step test. The guidance removes step two of the goodwill impairment test, which required a hypothetical purchase price allocation. The measurement of goodwill impairment is now the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. Under the revised guidance, failing step one will always result in goodwill impairment. The Company adopted the new guidance on January 1, 2017 on a prospective basis. Based upon the results of the annual impairment test for goodwill for each of the Company’s reporting units at October 1, 2017, an impairment charge of $236.3 million was recorded. See Note 5 for a discussion of goodwill impairment charges.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 – BASIS OF PRESENTATION (Continued)

Goodwill and intangible assets (Continued)

The goodwill impairment test involved a two-step process at October 1, 2016. The first step was a comparison of each reporting unit’s fair value to its carrying value. If the carrying value of the reporting unit is greater than its fair value, there is an indication that impairment may exist and the second step must be performed to measure the amount of impairment loss, if any. Based upon the results of the step one annual impairment test for goodwill for each of the Company’s reporting units at October 1, 2016, no impairment charges were recorded in connection with the Company’s annual impairment test. See Note 5 for a discussion of goodwill impairment triggering events.

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

The Company performs its annual indefinite-lived intangible asset impairment tests on May 1 and October 1 each fiscal year depending on the indefinite-lived intangible asset. See Note 5 for a discussion of indefinite-lived intangible asset impairment charges recorded during the years ended December 31, 2017 and 2016 as a result of these impairment tests and other triggering events. Based upon the results of the annual impairment test for indefinite-lived intangible assets discussed above for the year ended December 31, 2015, no impairment charges were recorded.

Losses associated with the disposition or planned disposition of goodwill and indefinite-lived intangible assets for the three years ended December 31, 2017 are discussed in Note 6.

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

Amortization expense computed by the straight-line method totaled $14.6 million for 2017, $23.5 million for 2016 and $29.7 million for 2015.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 – BASIS OF PRESENTATION (Continued)

Goodwill and intangible assets (Continued)

The estimated annual amortization expense for the next five years for intangible assets at December 31, 2017 follows (in thousands):

2018	$9,368
2019	$8,852
2020	$8,702
2021	$8,585
2022	$8,585

A summary of intangible assets at December 31 follows (in thousands):

	2017				2016
	Cost	Accumulated amortization	Carrying value	Weighted average life	Cost	Accumulated amortization	Carrying value	Weighted average life
Non-current:
Certificates of need (indefinite life)	$314,323	$-	$314,323		$313,816	$-	$313,816
Medicare certifications (indefinite life)	190,306	-	190,306		202,749	-	202,749
Trade names (indefinite life)	21,200	-	21,200		118,569	-	118,569
Non-compete agreements	210	(84)	126	5 years	2,335	(2,130)	205	2 years
Leasehold interests	11,032	(4,212)	6,820	9 years	14,682	(3,162)	11,520	8 years
Trade names	18,580	(17,536)	1,044	4 years	18,580	(15,374)	3,206	4 years
Customer relationship assets	126,290	(55,771)	70,519	15 years	200,989	(80,946)	120,043	14 years
	$681,941	$(77,603)	$604,338		$871,720	$(101,612)	$770,108

Insurance risks

In connection with the Insurance Restructuring in October 2017 (as defined in Note 12), the provision for loss for professional liability risks is no longer funded to the Company’s wholly owned limited purpose insurance subsidiary, Cornerstone Insurance Company (“Cornerstone”) and as such, according to policy, the risks are no longer discounted. Likewise, the provision for loss for workers compensation risks is no longer funded to Cornerstone. Provisions for loss for these professional liability and workers compensation risks are based upon management's best available information, including actuarially determined estimates of loss. To the extent that expected ultimate claims costs vary from historical provisions for loss, future earnings will be charged or credited. See Notes 7 and 12.

Earnings per common share

Earnings per common share are based upon the weighted average number of common shares outstanding during the respective periods. The diluted calculation of earnings per common share includes the dilutive effect of stock options, performance-based restricted shares and tangible equity units. The Company follows the provisions of the authoritative guidance for determining whether instruments granted in share-based payment transactions are participating securities for purposes of calculating earnings per common share. See Note 9.

Derivative financial instruments

The Company accounts for derivative financial instruments in accordance with the authoritative guidance for derivatives and hedging. These derivative financial instruments are recognized as assets or liabilities in the accompanying consolidated balance sheet and are measured at fair value. The Company’s derivatives are designated as cash flow hedges. The Company entered into interest rate swap agreements in January 2016 and March 2014 to hedge its floating interest rate risk.

The interest rate swaps were assessed for hedge effectiveness for accounting purposes and the Company determined the interest rate swaps qualify for cash flow hedge accounting treatment at December 31, 2017 and 2016. The Company records the effective portion of the gain or loss on the derivative financial instruments in accumulated other comprehensive income (loss) as a component of stockholders’ equity and records the ineffective portion of the gain or loss on the derivative financial instruments as interest expense. There was no ineffectiveness related to the interest rate swaps for the years ended December 31, 2017 and 2016. The ineffectiveness related to the interest rate swaps for the year ended December 31, 2015 was immaterial. See Note 15.

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

The carrying amounts and classifications of the assets and liabilities of the consolidated VIEs at December 31 follow (in thousands):

	2017	2016
Assets:
Current assets:
Cash and cash equivalents	$43,734	$41,681
Accounts receivable, net	47,034	33,996
Inventories	1,541	1,641
Other	2,899	2,824
	95,208	80,142
Property and equipment, net	14,160	16,736
Goodwill	275,375	275,375
Intangible assets, net	21,002	21,839
Other	6	15
Total assets	$405,751	$394,107
Liabilities:
Current liabilities:
Accounts payable	$26,533	$23,345
Salaries, wages and other compensation	3,092	3,160
Other accrued liabilities	4,066	3,046
Long-term debt due within one year	604	1,571
	34,295	31,122
Long-term debt	378	455
Deferred credits and other liabilities	9,235	7,357
Total liabilities	$43,908	$38,934

Stock option accounting

The Company recognizes compensation expense in its consolidated financial statements using a Black-Scholes option valuation model for non-vested stock options. See Note 18.

Other information

The Company has performed an evaluation of subsequent events through the date on which the financial statements were issued.

Reclassifications

Certain prior period amounts have been reclassified to conform with the current period presentation.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2 – PLANNED ACQUISITION OF KINDRED

Merger Agreement

On December 19, 2017, the Company announced that its Board of Directors (the “Board”) had approved a definitive agreement under which the Company will be acquired by a consortium of three companies: TPG Capital (“TPG”), Welsh, Carson, Anderson & Stowe (“WCAS”) and Humana Inc. (“Humana”). Subject to the terms and conditions of an Agreement and Plan of Merger (the “Merger Agreement”) among the Company, Kentucky Hospital Holdings, LLC (“HospitalCo Parent”), Kentucky Homecare Holdings, Inc. (“Parent”) and Kentucky Homecare Merger Sub, Inc. (“Merger Sub”), Merger Sub will be merged with and into Kindred (the “Merger”), with Kindred continuing as the surviving company in the Merger (the “Surviving Entity”).

At the effective time of the Merger, each share of the Company’s common stock, par value $0.25 per share (“Common Stock”) issued and outstanding immediately prior to the effective time of the Merger (other than shares held by Parent, HospitalCo Parent, Merger Sub or Kindred and their respective wholly owned subsidiaries (which will be cancelled) and shares that are owned by stockholders who have properly exercised and perfected a demand for appraisal rights under Delaware law), will be cancelled and converted into the right to receive $9.00 in cash, without interest (the “Merger Consideration”).

The Merger Agreement contains customary representations, warranties and covenants for a transaction of this nature. The Merger Agreement also contains customary covenants, including, among others, covenants (i) providing for the Company and its respective subsidiaries to conduct business in all material respects in the ordinary course and not to take certain actions without Merger Sub’s consent and (ii) for each of the parties to use reasonable best efforts to cause the transactions contemplated by the Merger Agreement to be consummated. Additionally, the Merger Agreement provides for customary pre-closing covenants, including covenants not to solicit proposals relating to alternative transactions or, subject to certain exceptions, enter into discussions concerning or provide information in connection with alternative transactions, covenants to call and hold a meeting of the Company’s stockholders and a covenant to recommend that its stockholders adopt the Merger Agreement, subject to certain exceptions to permit the Company’s directors to satisfy their applicable fiduciary duties.

Consummation of the Merger is subject to various conditions, including, among others, adoption of the Merger Agreement by the requisite vote of the Company’s stockholders, the receipt of certain licensure and regulatory approvals, the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvement Act of 1976, as amended (this condition was satisfied on February 20, 2018), the consummation of the purchase of the two remaining skilled nursing facilities from Ventas, Inc. (“Ventas”) and payment of corresponding expense reimbursement to Ventas (this condition was satisfied on December 21, 2017), the satisfaction of the closing conditions to the Separation Agreement (as defined below) and certain related entity conversions, the absence of any material adverse effect on each of the Company, its home health, hospice and community care business, and its TC hospitals, IRFs and contract rehabilitation services business, and certain other customary closing conditions.

The Merger Agreement also contains certain termination rights for the Company and Merger Sub (including if the Merger is not consummated by August 17, 2018 (the “End Date”)) and provides that upon termination of the Merger Agreement under specified circumstances, including, among others, following a change in recommendation of the Board or its termination of the Merger Agreement to enter into a written definitive agreement for a “superior proposal,” the Company will be required to pay Merger Sub a termination fee of $29 million and reimburse the documented out-of-pocket expenses of Parent, HospitalCo Parent and certain of their affiliates in connection with the Merger Agreement (the “Parent Expenses”) up to $10 million.

If the Merger Agreement is submitted to a vote of the Company’s stockholders and approval of the Merger Agreement is not obtained, the Company will be required to reimburse Merger Sub for the amount of the Parent Expenses, up to $7.5 million.

Parent will be required to pay the Company a reverse termination fee of $61.5 million, and to reimburse certain of the Company’s expenses, including the reasonable and documented out-of-pocket expenses the Company incurred in connection with the implementation of the Separation Transactions (as defined in the Separation Agreement), up to $13.5 million, in the event the Merger Agreement is terminated (i) by the Company, subject to certain limitations set forth in the Merger Agreement, if (A) there has been a breach of a representation, warranty or covenant of Parent or Merger Sub that would cause the related closing condition to be incapable of being satisfied or cured by the End Date or, if curable, is not cured by Parent or Merger Sub by the earlier of 30 days after receipt of written notice of such breach and the End Date, (B) the conditions to Parent, HospitalCo Parent and Merger Sub’s obligations to consummate the closing have been satisfied (other than those conditions that by their terms are to be satisfied at or immediately prior to the closing, provided that such conditions are then capable of being satisfied at the closing), the Company has irrevocably confirmed to Parent in writing that the Company is prepared and able to consummate the closing, and Parent and Merger Sub fail to consummate the Merger by the later of the date the closing should have occurred and three business days following the date

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2 – PLANNED ACQUISITION OF KINDRED (Continued)

Merger Agreement (Continued)

of the notice from the Company described above, or (ii) by the Company or Parent if the Merger has not occurred by the End Date and at the time of termination all of the conditions to Parent, HospitalCo Parent and Merger Sub’s obligations to consummate the closing have been satisfied (other than those conditions that by their terms are to be satisfied by actions taken at the closing, provided that such conditions are then capable of being satisfied at the closing) other than those relating to obtaining specified licensure and regulatory approvals and/or there being any injunction or other order by a governmental entity charged with jurisdiction over the granting of such approvals.

In connection with the Merger Agreement, Parent and HospitalCo Parent have obtained equity and debt financing commitments for the transactions contemplated by the Merger Agreement and the Separation Agreement, the aggregate proceeds of which will be sufficient to consummate the transactions contemplated by the Merger Agreement and the Separation Agreement on the closing date, including the payment of any amounts required to be paid by Parent pursuant to the Merger Agreement on the closing date, the repayment of the Company’s existing indebtedness, and the payment of all fees and expenses reasonably expected to be incurred in connection therewith. Pursuant to equity commitment letters executed and delivered concurrently with the Merger Agreement, subject to the terms and conditions set forth therein, Humana, TPG, WCAS and Port-aux-Choix Private Investments Inc. (“PSP”), have committed, severally but not jointly, to capitalize Parent, and TPG, WCAS and PSP have committed, severally but not jointly, to capitalize HospitalCo Parent, with the aggregate amount of the equity financing. In addition, each of Humana, TPG, WCAS and PSP have provided us limited guarantees, guaranteeing Parent’s obligation to pay the reverse termination fee and certain other reimbursement obligations of the Parent and Merger Sub pursuant to the Merger Agreement.

Separation Agreement

Concurrently with the execution and delivery of the Merger Agreement, on December 19, 2017, Kindred, Parent, HospitalCo Parent, and Kentucky Hospital Merger Sub, Inc., entered into a Separation Agreement (the “Separation Agreement”), pursuant to which, promptly following the effective time of the Merger, the Surviving Entity will be separated from the Company’s home health, hospice and community care services business and acquired by HospitalCo Parent.

The Separation Agreement relates to, among other things (i) certain restructuring transactions that are to take place with respect to the Company and its subsidiaries, (ii) procedures concerning the transfer of certain assets and employees used or employed in the Company’s respective businesses and (iii) the allocation of costs and expenses related to the separation of the Surviving Entity from the Homecare Business (as defined in the Separation Agreement). The Separation Agreement requires, among other things, the Company to take certain actions and expend certain efforts prior to the closing of the Merger in preparation for such separation transactions.

NOTE 3 – GENTIVA MERGER

On October 9, 2014, the Company entered into an Agreement and Plan of Merger with Gentiva, providing for the Company’s acquisition of Gentiva. On February 2, 2015, the Company consummated the acquisition with one of its subsidiaries merging with and into Gentiva (the “Gentiva Merger”), with Gentiva continuing as the surviving company and the Company’s wholly owned subsidiary.

At the effective time of the Gentiva Merger, each share of common stock, par value $0.10 per share, of Gentiva (“Gentiva Common Stock”) issued and outstanding immediately prior to the effective time of the Gentiva Merger (other than shares held by Kindred, Gentiva and any wholly owned subsidiaries (which were cancelled) and shares owned by stockholders who properly exercised and perfected a demand for appraisal rights under Delaware law), including each deferred share unit, were converted into the right to receive (i) $14.50 in cash (the “Gentiva Cash Consideration”), without interest, and (ii) 0.257 of a validly issued, fully paid and nonassessable share of Common Stock (the “Gentiva Stock Consideration”). The purchase price totaled $722.3 million and was comprised of $544.8 million of Cash Consideration and $177.5 million of Gentiva Stock Consideration. The Company also assumed $1.2 billion of long-term debt, which was paid off upon consummation of the Gentiva Merger.

The Company used the net proceeds from the Gentiva Financing Transactions (as defined in Note 15), to fund the Gentiva Cash Consideration, repay Gentiva’s existing debt and pay related transaction fees and expenses.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3 – GENTIVA MERGER (Continued)

Operating results for the year ended December 31, 2016 included transaction and integration costs totaling $5.6 million, retention and severance totaling $0.7 million, and a lease termination charge of $0.3 million related to the Gentiva Merger. Operating results for the year ended December 31, 2015 included transaction and integration costs totaling $37.9 million, retention and severance costs totaling $60.3 million, a lease termination charge of $0.8 million and financing costs totaling $23.4 million related to the Gentiva Merger. Transaction, integration, retention and severance costs were recorded as general and administrative expenses, and the lease termination charge was recorded as building rent expense for 2016. Transaction, integration, retention and severance costs were recorded as general and administrative expenses, the lease termination charge was recorded as building rent expense and financing costs were recorded as general and administrative expenses ($6.0 million) and as interest expense ($17.4 million) for 2015.

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

The fair value allocation was measured primarily using a discounted cash flows methodology, which is considered a Level 3 input (as described in Note 21).

The value of gross contractual accounts receivable before determining uncollectable amounts totaled $278.9 million. Accounts estimated to be uncollectable totaled $13.9 million.

The weighted average life of the definite lived intangible assets consisting primarily of a trade name was three years.

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

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4 – OTHER ACQUISITIONS

The following is a summary of the Company’s other acquisition activities. The operating results of the acquired businesses have been included in the accompanying consolidated financial statements of the Company from the respective acquisition dates. The purchase price of acquired businesses and acquired leased facilities resulted from negotiations with each of the sellers that were based upon both the historical and expected future cash flows of the respective businesses and real estate values. The majority of these acquisitions were financed through operating cash flows and borrowings under the Company’s ABL Facility (as defined in Note 15). Unaudited pro forma financial data related to the acquired businesses have not been presented because the acquisitions are not material, either individually or in the aggregate, to the Company’s consolidated financial statements.

	Allocation of purchase price
Acquisitions	Accounts receivable	Property and equipment	Goodwill	Identifiable intangible assets	Other assets	Deferred income taxes and other liabilities	Total purchase price, net of cash received
Year ended December 31, 2017:
Home health acquisitions	$-	$-	$594	$6,056	$-	$-	$6,650
Acquisition of previously leased real estate	-	3,000	-	-	-	-	3,000
	$-	$3,000	$594	$6,056	$-	$-	$9,650
Year ended December 31, 2016:
Home health and hospice acquisitions (a)	$989	$-	$19,557	$56,993	$-	$-	$77,539
Acquisition of TC hospitals from Select (defined below)	-	10,191	23,751	17,731	749	5,850	46,572
Home-based primary care acquisition	-	-	1,424	376	-	-	1,800
IRF acquisitions	-	-	2,800	1,129	-	2,800	1,129
Other	(3,287)	-	692	-	21	(2,574)	-
	$(2,298)	$10,191	$48,224	$76,229	$770	$6,076	$127,040
Year ended December 31, 2015:
Acquisition of Centerre (defined below)	$28,525	$15,122	$265,737	$23,512	$21,135	$174,766	$179,265
Home-based primary care acquisitions	1,410	47	9,991	2,112	-	1,408	12,152
Home health acquisition	-	-	155	1,845	-	-	2,000
Other	-	-	5,980	-	-	5,980	-
	$29,935	$15,169	$281,863	$27,469	$21,135	$182,154	$193,417

(a)	Outstanding accounts receivable owed to the Company totaling $9.0 million was used as consideration for acquiring a hospice business.

The fair value of each of the acquisitions noted above was measured primarily using discounted cash flow methodologies which are considered Level 3 inputs (as described in Note 21).

During the year ended December 31, 2017, the Company acquired a TC hospital building formerly leased from Ventas. The Company is currently marketing the building for sale and the net book value, which approximates fair value, is reported in other long-term assets as of December 31, 2017.

In 2016, the Company acquired five TC hospitals (233 licensed beds) operated by Select Medical Holdings Corporation (“Select”) and sold three of its TC hospitals (255 licensed beds) to Select. The Company paid Select $7.4 million, of which $6.0 million was in lieu of selling another TC hospital to Select. See Note 6.

On January 1, 2015, the Company completed the acquisition of Centerre Healthcare Corporation (“Centerre”) for a purchase price of approximately $195 million in cash. The Company paid approximately $4 million in cash for a working capital settlement. Centerre operated 11 IRFs with 614 beds through partnerships.

For the years ended December 31, 2016 and 2015, the Company incurred $8.7 million and $109.1 million, respectively, in transaction costs. Transaction costs related to the Gentiva Merger incurred for the years ended December 31, 2016, and 2015 totaled $6.3 million and $104.2 million, respectively. These costs were charged to general and administrative expenses for the periods incurred.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5 – IMPAIRMENT CHARGES

During the fourth quarter of 2017, the Company recorded a hospital division reporting unit goodwill impairment charge of $236.3 million in connection with its annual impairment test performed as of October 1, 2017. The impairment was required after cash flow projections and related mitigation strategies were refined after completing the first full year of operations under LTAC Legislation (as defined below). The refinement of the projections and mitigation strategies were finalized over the last three months of 2017 in connection with the preparation of the Company’s annual budget for 2018. The Company also tested the carrying value of its hospital division intangible assets and property and equipment and determined impairment charges of $3.2 million for a Medicare license and $0.8 million for property and equipment were also necessary. The fair value of the assets was measured using Level 3 inputs, such as operating cash flows, market data and replacement cost factoring in depreciation, economic obsolescence and inflation trends.

During the fourth quarter of 2017, the Company also recorded an asset impairment charge of $3.5 million related to previously acquired home health and hospice certificates of need as part of the annual indefinite-lived intangible assets impairment review at October 1, 2017. The fair value of the certificates of need was measured using Level 3 inputs, such as operating cash flows.

During the fourth quarter of 2017, the Company also recorded asset impairment charges of $1.1 million related to property and equipment of the planned sale of two hospitals. The fair value of the property and equipment was measured using Level 3 inputs, primarily replacement cost and a pending offer.

During the year ended December 31, 2017, the Company recorded asset impairment charges of $134.6 million related to the previously acquired RehabCare trade name ($97.4 million) and customer relationship intangible asset ($37.2 million) due to the expected loss of affiliated contracts related to the SNF Divestiture and cancellation of non-affiliated contracts. The fair value of the trade name was measured using Level 3 inputs, such as projected revenues and royalty rate. The fair value of the customer relationship intangible asset was measured using Level 3 inputs, such as discounted projected future operating cash flows.

During the year ended December 31, 2017, the Company also recorded asset impairment charges of $1.3 million related to a hospital certificate of need ($0.7 million) and a Medicare certification for an IRF ($0.6 million) after completing the annual indefinite-lived intangible assets impairment review at May 1, 2017. The fair value of the certificate of need was measured using Level 3 inputs, such as operating cash flows. The fair value of the Medicare certification was measured using a pending offer, a Level 3 input.

On October 1, 2016, the Company completed the sale of 12 TC hospitals (the “Hospitals”) to a group of entities operating under the name “Curahealth”, which are affiliates of a private investment fund sponsored by Nautic Partners, LLC (the “Curahealth Disposal”). In connection with (1) the Curahealth Disposal, (2) the closure of three TC hospitals in the third quarter of 2016, (3) a reduction in revenues associated with revenue rate reductions announced by the Centers for Medicare and Medicaid Services (“CMS”) on August 2, 2016, (4) continued increases in labor costs during 2016, and (5) a refinement of the impact of LTAC Legislation that became effective for the majority of the Company’s TC hospitals on September 1, 2016 (collectively, the “Hospital Division Triggering Event”), the Company was required to assess the recoverability of the hospital division reporting unit goodwill in the third quarter of 2016.

This goodwill impairment test involved a two-step process at October 1, 2016. The first step was a comparison of the reporting unit’s fair value to its carrying value. To determine the fair value of the hospital division reporting unit, the Company used a combination of an income approach and a market approach to calculate the fair value of the reporting unit. The discounted cash flow that served as the primary basis for the income approach was based upon the hospital division’s financial forecast of revenue, gross profit margins, operating costs and cash flows. As a result of the Hospital Division Triggering Event, the Company concluded that the carrying value of the hospital division reporting unit exceeded its estimated fair value. The second step of the test was then performed to measure the impairment loss, a process which compares the implied fair value of goodwill to the implied fair value for the reporting unit. The Company determined that a goodwill impairment charge aggregating $261.1 million was necessary for the three months ended September 30, 2016. The Company also assessed the recoverability of the hospital division intangible assets and property and equipment and concluded a property and equipment impairment charge of $3.2 million was necessary. The fair value of the assets was measured using Level 3 inputs such as operating cash flows, market data and replacement cost factoring in depreciation, economic obsolescence and inflation trends.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5 – IMPAIRMENT CHARGES (Continued)

During the year ended December 31, 2016, the Hospitals met assets held for sale criteria and were subsequently sold to Curahealth on October 1, 2016. The Company recorded impairment charges in connection with the sale aggregating $33.0 million, of which $19.7 million was related to property and equipment, and $13.3 million was related to goodwill and other intangible assets. The fair value of the assets was measured using a Level 3 input of the then pending offer. In addition, in the first quarter of 2016, the Company also recorded a property and equipment impairment charge of $7.8 million under the held and used accounting model related to the planned Curahealth Disposal. The fair value of property and equipment in the first quarter of 2016 was measured using Level 3 inputs, primarily replacement costs.

During the year ended December 31, 2016, the Company recorded an asset impairment charge of $2.6 million related to the sale of a hospital division medical office building. The fair value of the property was measured using a Level 3 input of the offer pending at June 30, 2016. The property was subsequently sold during the third quarter of 2016.

The Company determined that the sale of three TC hospitals to Select during the second quarter of 2016 was an impairment triggering event in the hospital reporting unit. The Company tested the recoverability of the hospital reporting unit goodwill and determined that goodwill was not impaired.

As part of the annual indefinite-lived intangible assets impairment review at October 1, 2016, an impairment charge of $3.6 million was recorded related to previously acquired home health and hospice Medicare certifications, certificates of need and a trade name. The fair value of the assets was measured using Level 3 inputs, such as projected revenues and operating cash flows. As part of the impairment review at May 1, 2016, an impairment charge of $3.5 million was recorded related to certificates of need for two hospitals. The fair value of the certificates of need was measured using Level 3 inputs, such as operating cash flows.

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

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6 – DIVESTITURES

Continuing operations

During 2017, the Company closed seven TC hospitals and 16 home health and hospice locations and recorded write-offs of property and equipment of $2.9 million, indefinite-lived intangible assets of $12.2 million, leasehold assets of $2.4 million and lease termination charges of $33.4 million.

During 2017, the Company sold four community care facilities for $3.6 million in cash and sold a building within the Kindred at Home division for $0.8 million in cash.

During 2016, the Company closed three TC hospitals and seven home health and hospice locations and recorded write-offs of property and equipment of $7.1 million, indefinite-lived intangible assets of $8.7 million and leasehold liabilities of $5.2 million.

During 2015, the Company either sold or closed 22 home health and hospice locations and recorded write-offs of property and equipment of $1.4 million, indefinite-lived intangible assets of $8.9 million and goodwill of $2.6 million, which was based upon the relative fair value of the sold home health and hospice locations.

All of the previously mentioned charges were recorded as restructuring charges in the accompanying consolidated statement of operations for all periods. See Note 8.

During 2016, the Company also completed the Curahealth Disposal for $21.0 million in net cash proceeds, the facility swap with Select and sold a hospital division medical office building for $3.7 million. See Notes 4 and 5.

Discontinued operations

Skilled nursing facility business exit

On June 30, 2017, the Company entered into a definitive agreement with BM Eagle Holdings, LLC, a joint venture led by affiliates of BlueMountain Capital Management, LLC (“BlueMountain”), under which the Company agreed to sell its skilled nursing facility business for $700 million in cash (the “SNF Divestiture”). The SNF Divestiture included 89 nursing centers with 11,308 licensed beds and seven assisted living facilities with 380 licensed beds in 18 states. During 2017, the Company completed the sale of 81 skilled nursing facilities and five assisted living facilities on various dates for gross sales proceeds of $664.2 million.

As previously disclosed, 36 of the skilled nursing facilities were previously leased from Ventas (the “Ventas Properties”). The Company had an option to acquire the real estate of the Ventas Properties for aggregate consideration of $700 million, which the Company exercised as it closed on the sale of the Ventas Properties in connection with the SNF Divestiture during 2017. On each respective closing date, the Company paid Ventas the allocable portion of the $700 million purchase price for the Ventas Properties and Ventas conveyed the real estate for the applicable Ventas Property to BlueMountain or its designee. The Company, through an escrow agent, paid Ventas $647.4 million for 34 of the Ventas Properties in connection with the closings that occurred during 2017. Additionally, the Company paid $52.6 million to an escrow agent, who paid Ventas, for two facilities to be sold in 2018. The $76.0 million difference between the $640.9 million net cash proceeds and $716.9 million paid to Ventas and another landlord is included in the sale of assets in investing activities in the accompanying consolidated statement of cash flows.

The Company has previously announced that it has reached an agreement with BlueMountain and the relevant landlord to close five leased facilities in Massachusetts. None of the original purchase price with BlueMountain was allocated to these five facilities. The Company has transferred the day-to-day operations of these facilities to a third party and expects the closing of these facilities will be completed in the second quarter of 2018.

The completion of the remainder of the sales is subject to customary conditions to closing, including the receipt of all licensure, regulatory and other approvals. The Company expects that the remainder of the sales will occur in phases as regulatory and other approvals are received. The Company expects that all of the closings will be completed during 2018.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6 – DIVESTITURES (Continued)

Discontinued operations (Continued)

Skilled nursing facility business exit (Continued)

In accordance with authoritative guidance for assets held for sale and discontinued operations accounting, the skilled nursing facility business is reported as assets held for sale and was moved to discontinued operations for all periods presented.

During 2017, the Company recorded $379.4 million of pretax charges related to the SNF Divestiture, including a $265.5 million lease termination charge, $76.3 million of transaction and other costs, a $17.9 million loss on sale-leaseback transaction, and $19.7 million of retention costs. During 2016, the Company recorded $7.0 million of pretax charges related to the SNF Divestiture, including $3.0 million of transaction costs and $4.0 million of retention costs.

In connection with the SNF Divestiture, the Company entered into an interim management agreement in the third quarter of 2017 with certain affiliates of BlueMountain in the state of California whereby the Company would lease its license of certain operations to such affiliates until licensure approval is obtained. Because the Company has continuing involvement in the business through purveying certain rights of ownership of the assets while under the interim management agreement and license sublease, the Company does not meet the requirements for a sale-leaseback transaction as described in ASC 840-40, Leases - Sale-Leaseback Transactions. Under the failed-sale-leaseback accounting model, the Company is deemed under GAAP to still own certain real estate assets sold to BlueMountain, which the Company must continue to reflect in its consolidated balance sheet and depreciate over the assets’ remaining useful life. The Company also must treat a portion of the pretax cash proceeds from the SNF Divestiture as though it were the result of a $140.8 million other long-term liability financing obligation in its accompanying consolidated balance sheet, and also must defer a $17.9 million gain associated with some of these assets until continuing involvement ceases. The lease will terminate upon licensure approval, at which time the Company will cease to recognize the remaining other long-term liability financing obligation, as well as the remaining net book value of the real estate assets and will recognize the gain.

Other discontinued operations

The Company recorded a loss on divestiture of $4.6 million for the year ended December 31, 2017, related to the sale of 15 non-strategic hospitals and one nursing center to an affiliate of Vibra Healthcare, LLC in 2013. The loss on divestiture related to an allowance for the settlement of disposed working capital under the terms of the sale agreement.

On December 27, 2014, the Company entered into an agreement with Ventas to transition the operations under the leases for nine non-strategic nursing centers (the “2014 Expiring Facilities”). Each lease terminated when the operation of such nursing center was transferred to a new operator. During 2015, the Company transferred the operations of seven of the 2014 Expiring Facilities and recorded a gain on divestiture of $2.0 million. The two remaining facilities were transferred during 2016 and the Company recorded a gain on divestiture of $0.3 million. For accounting purposes, the 2014 Expiring Facilities qualified as assets held for sale. Under the terms of the agreement to transition operations of the 2014 Expiring Facilities, the Company incurred a $40 million termination fee in exchange for early termination of the leases, which was paid to Ventas in January 2015. The early termination fee was accrued as rent expense in discontinued operations in 2014.

NOTE 7 – DISCONTINUED OPERATIONS

In accordance with the authoritative guidance for the impairment or disposal of long-lived assets, the divestiture of unprofitable businesses discussed in Notes 1 and 6 have been accounted for as discontinued operations. Accordingly, the results of operations of these businesses for all periods presented and the gains, losses or impairments related to these divestitures have been classified as discontinued operations, net of income taxes, in the accompanying consolidated statement of operations based upon the authoritative guidance which was in effect through December 31, 2014. Effective January 1, 2015, the authoritative guidance modified the requirements for reporting discontinued operations. A disposal is now required to be reported in discontinued operations only if the disposal represents a strategic shift that has (or will have) a major effect on the Company’s operations and financial results. At December 31, 2017, the Company had five nursing centers held for sale classified as discontinued operations.

In June 2017, the Company entered into a definitive agreement regarding the SNF Divestiture. In connection with the SNF Divestiture, the results of operations of the skilled nursing facility business, which previously were reported in the nursing center division, and the gains or losses associated with the SNF Divestiture, have been classified as discontinued operations for all periods presented. In addition, direct overhead and the profits from applicable RehabCare contracts servicing the Company’s skilled nursing facility business that were not retained with new operators were moved to discontinued operations for all periods presented. The

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7 – DISCONTINUED OPERATIONS (Continued)

Company has reclassified certain retained businesses and expenses previously reported in the nursing center division to other business segments, including hospital-based sub-acute units and a skilled nursing facility to the hospital division and a small therapy business to the Kindred Hospital Rehabilitation Services operating segment for all periods presented. See Note 6.

The following table summarizes (in thousands) the SNF Divestiture liability activity (included in current liabilities) during the two years ended December 31, 2017, which does not include non-cash charges of $14.9 million related to other costs for the year ended December 31, 2017:

	Retention	Transaction and other costs	Lease Termination costs	Total
Liability balance at December 31, 2015	$-	$-	$-	$-
Expense	4,042	2,997	12,777	19,816
Payments	(122)	(2,577)	-	(2,699)
Other	-	-	-	-
Liability balance at December 31, 2016	3,920	420	12,777	17,117
Expense	19,698	61,345	265,539	346,582
Payments	(18,182)	(56,165)	(278,316)	(352,663)
Other	-	-	-	-
Liability balance at December 31, 2017	$5,436	$5,600	$-	$11,036

A summary of discontinued operations follows (in thousands):

	Year ended December 31,
	2017	2016	2015
Revenues	$733,504	$1,038,770	$1,087,423
Salaries, wages and benefits	287,641	383,526	391,898
Supplies	31,496	43,374	45,938
Building rent	62,819	80,881	83,630
Equipment rent	6,203	7,575	7,816
Other operating expenses	218,555	288,856	297,115
General and administrative expenses	130,543	181,634	192,677
Other income	(709)	(606)	(683)
Impairment charges	1,268	27,830	-
Restructuring charges	-	4,010	352
Depreciation and amortization	12,313	27,820	29,128
Interest expense	21	50	48
Investment income	(63)	(57)	(64)
	750,087	1,044,893	1,047,855
Income (loss) from operations before income taxes	(16,583)	(6,123)	39,568
Provision for income taxes	271	69	8,764
Income (loss) from operations	(16,854)	(6,192)	30,804
Gain (loss) on divestiture of operations	(379,260)	(6,744)	1,244
Income (loss) from discontinued operations	(396,114)	(12,936)	32,048
Earnings attributable to noncontrolling interests	(12,861)	(18,759)	(16,486)
Income (loss) attributable to Kindred	$(408,975)	$(31,695)	$15,562

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7 – DISCONTINUED OPERATIONS (Continued)

The following table sets forth certain discontinued operations data by business segment (in thousands):

	Year ended December 31,
	2017	2016	2015
Revenues:
Nursing center division	$731,609	$1,036,066	$1,085,055
Hospital division	1,895	2,704	2,368
	$733,504	$1,038,770	$1,087,423
Segment adjusted operating income:
Nursing center division	$63,143	$139,840	$159,558
Hospital division	2,835	2,146	920
	$65,978	$141,986	$160,478
Rent:
Nursing center division:
Building rent	$60,942	$79,018	$81,653
Equipment rent	6,203	7,575	7,804
	$67,145	$86,593	$89,457
Hospital division:
Building rent	$1,877	$1,863	$1,977
Equipment rent	-	-	12
	$1,877	$1,863	$1,989
Totals:
Building rent	$62,819	$80,881	$83,630
Equipment rent	6,203	7,575	7,816
	$69,022	$88,456	$91,446

Depreciation and amortization:
Nursing center division	$12,313	$27,820	$29,128
Hospital division	-	-	-
	$12,313	$27,820	$29,128

A summary of the net assets held for sale follows (in thousands):

	December 31,	December 31,
	2017	2016
Long-term assets:
Property and equipment, net	$15,711	$259,966
Intangible assets, net	-	20,127
Other	1,624	9,357
	17,335	289,450
Current liabilities ( included in other accrued liabilities)	(417)	-
	$16,918	$289,450

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8 – RESTRUCTURING CHARGES

The Company has initiated various restructuring activities whereby it has incurred costs associated with reorganizing its operations, including the divestiture, swap, closure and consolidation of facilities and branches, reduced headcount and realigned operations in order to improve operations, cost efficiencies and capital structure in response to changes in the healthcare industry, increasing leverage and to partially mitigate reductions in reimbursement rates from third party payors. The costs associated with these activities are reported as restructuring charges in the accompanying consolidated statement of operations and would have been recorded as general and administrative expense or rent expense if not classified as restructuring charges.

The following table sets forth the restructuring charges incurred by business segment (in thousands):

	Year ended December 31,
	2017	2016	2015
Kindred at Home:
Home health	$8,036	$4,947	$7,335
Hospice	4,713	2,822	4,386
	12,749	7,769	11,721
Hospital division	53,423	81,779	897
Kindred Rehabilitation Services:
Kindred Hospital Rehabilitation Services	-	128	-
RehabCare	-	586	-
	-	714	-
Support center	18,689	5,864	-
	$84,861	$96,126	$12,618

Restructuring Activities

Planned Acquisition of Kindred

During the fourth quarter of 2017, the Company announced that the Board had approved the Merger Agreement as described in Note 2. The costs incurred in 2017 related to the Merger Agreement include merger costs and a lease amendment fee and are expected to be substantially completed in 2018.

The composition of the restructuring costs that the Company has incurred for these restructuring initiatives is as follows (in thousands):

	Year ended December 31,
	2017	2016	2015
Merger costs	$9,989	-	-
Lease amendment fee paid to Ventas	5,000	-	-
	$14,989	$-	$-

The following table (in thousands) summarizes the Merger restructuring liability activity (included in other accrued liabilities):

	Merger costs	Lease amendment fee	Total
Liability balance at December 31, 2016	$-	$-	$-
Expense	9,989	5,000	14,989
Payments	(2,082)	(5,000)	(7,082)
Liability balance at December 31, 2017	$7,907	$-	$7,907

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8 – RESTRUCTURING CHARGES (Continued)

Restructuring Activities (Continued)

LTAC Hospital Portfolio Repositioning 2017 Plan

During the third quarter of 2017, the Company approved phase two of the LTAC hospital portfolio repositioning plan that incorporated the closure and conversion of certain LTAC hospitals as part of its mitigation strategies in response to new patient criteria for LTAC hospitals under the LTAC Legislation. The activities related to the LTAC hospital portfolio repositioning 2017 plan are expected to be substantially completed by the end of 2018.

The composition of the restructuring charges that the Company has incurred for these activities is as follows (in thousands):

	Year ended December 31,
	2017	2016	2015
Lease termination costs	$32,171	$-	$-
Facility closure costs	244	-	-
Severance	4,892	-	-
Asset write-offs	10,230	-	-
	$47,537	$-	$-

The following table (in thousands) summarizes the Company’s LTAC hospital portfolio repositioning 2017 plan liability activity (included in current liabilities and deferred credits and other liabilities) during the year ended December 31, 2017, which does not include non-cash charges of $10.2 million related to asset write-offs:

	Lease termination costs	Severance	Total
Liability balance at December 31, 2016	$-	$-	$-
Expense	32,171	4,892	37,063
Payments	(526)	(4,892)	(5,418)
Liability balance at December 31, 2017	$31,645	$-	$31,645

LTAC Hospital Portfolio Repositioning 2016 Plan

During the first quarter of 2016, the Company approved LTAC hospital portfolio repositioning 2016 plan that incorporated the divestiture, swap or closure of certain LTAC hospitals as part of its mitigation strategies to prepare for new patient criteria for LTAC hospitals under the LTAC Legislation. The activities related to the LTAC hospital portfolio repositioning 2016 plan were substantially completed during 2016.

The composition of the restructuring charges that the Company has incurred for these activities is as follows (in thousands):

	Year ended December 31,
	2017	2016	2015
Lease termination costs	$4,599	$57,833	$207
Facility closure costs and gain on disposal	232	(148)	-
Asset write-offs	1,055	20,867	167
Severance	-	3,227	523
Transaction costs	-	2,414	-
	$5,886	$84,193	$897

The following table (in thousands) summarizes the Company’s LTAC hospital portfolio repositioning 2016 plan liability activity (included in current liabilities and deferred credits and other liabilities) for the two years ended December 31, 2017, which does not include non-cash charges of $1.1 million and $20.9 million related to asset write-offs in 2017 and 2016, respectively:

	Lease termination costs	Severance and transaction costs	Total
Liability balance at December 31, 2015	$-	$-	$-
Expense	50,377	5,641	56,018
Payments	(9,728)	(5,626)	(15,354)
Liability balance at December 31, 2016	40,649	15	40,664
Expense	4,599	-	4,599
Payments	(11,303)	(15)	(11,318)
Liability balance at December 31, 2017	$33,945	$-	$33,945

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8 – RESTRUCTURING CHARGES (Continued)

Restructuring Activities (Continued)

Kindred at Home 2017 Efficiency Initiative

During the first quarter of 2017, the Kindred at Home division approved and initiated a cost and operations efficiency initiative to address increases in labor costs associated with competitive labor markets and the integration of pay practices from acquisitions across the Kindred at Home portfolio. This initiative included the consolidation and closure of under-performing branches and a reduction in force associated with the restructuring of divisional and regional support teams. These activities were substantially completed during 2017.

The composition of the restructuring costs that the Company has incurred for these consolidations is as follows (in thousands):

	Year ended December 31,
	2017	2016	2015
Asset write-offs	$4,616	$-	$-
Severance	2,423	-	-
Lease termination costs	1,524	-	-
Branch closure costs and gain on disposal	(245)
	$8,318	$-	$-

The following table (in thousands)  summarizes the related restructuring liability activity (included in current liabilities) during the year ended December 31, 2017, which does not include non-cash charges of $4.6 million related to asset write-offs:

	Lease termination costs	Severance	Total
Liability balance at December 31, 2016	$-	$-	$-
Expense	1,524	2,423	3,947
Payments	(564)	(2,420)	(2,984)
Other	-	39	39
Liability balance at December 31, 2017	$960	$42	$1,002

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

The composition of the restructuring costs that the Company has incurred for these consolidations is as follows (in thousands):

	Year ended December 31,
	2017	2016	2015
Lease termination costs	$1,224	$3,559	$2,161
Asset write-offs	2,599	2,476	9,304
Branch closure and other costs	-	344	256
Severance	608	1,390	-
	$4,431	$7,769	$11,721

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8 – RESTRUCTURING CHARGES (Continued)

Restructuring Activities (Continued)

Kindred at Home Branch Consolidations and Closures (Continued)

The following table (in thousands) summarizes the Company’s Kindred at Home branch consolidation restructuring liability activity (included in current liabilities) for the two years ended December 31, 2017, which does not include non-cash charges of $2.6 million and $2.5 million related to asset write-offs in 2017 and 2016, respectively:

	Lease termination costs	Severance	Total
Liability balance at December 31, 2015	$1,863	$-	$1,863
Expense	3,559	1,390	4,949
Payments	(2,427)	(47)	(2,474)
Other	65	-	65
Liability balance at December 31, 2016	3,060	1,343	4,403
Expense	1,224	608	1,832
Payments	(3,295)	(2,175)	(5,470)
Other	(104)	224	120
Liability balance at December 31, 2017	$885	$-	$885

Division and Support Center Reorganizations

As a result of the Company’s plan to exit the skilled nursing facility business, the Company plans to optimize its overhead structure by eliminating certain corporate and shared services overhead above the facility level. The activities related to the skilled nursing facility business exit are expected to be substantially complete in 2018.

During the year ended December 31, 2016, the Company initiated a restructuring plan to improve operations and cost efficiencies in the Kindred Rehabilitation Services division and support center. Actions related to these plans were completed during 2016.

The composition of the restructuring costs that the Company has incurred for these division reorganizations is as follows (in thousands):

	Year ended December 31,
	2017	2016	2015
Severance, retention and other costs	$3,700	$4,164	$-

The following table summarizes the Company’s skilled nursing facility business exit plan liability activity (included in current liabilities) (in thousands):

Severance, retention and other costs
Liability balance at December 31, 2015	$-
Expense	4,164
Payments	(1,938)
Liability balance at December 31, 2016	2,226
Expense	3,700
Payments	(4,300)
Liability balance at December 31, 2017	$1,626

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9 – LOSS PER SHARE

Loss per common share is based upon the weighted average number of common shares outstanding during the respective periods. Because the Company is reporting a loss from continuing operations attributable to the Company for the three years ended December 31, 2017, the diluted calculation of earnings per common share excludes the dilutive impact of stock options, performance-based restricted shares and tangible equity units of 1.4 million, 1.7 million and 2.6 million for 2017, 2016 and 2015, respectively. The Company follows the provisions of the authoritative guidance for determining whether instruments granted in share-based payment transactions are participating securities, which requires that unvested restricted stock that entitles the holder to receive nonforfeitable dividends before vesting be included as a participating security in the basic and diluted earnings per common share calculation pursuant to the two-class method. However, because the Company reported a loss from continuing operations attributable to the Company, there was no allocation to participating unvested restricted stockholders for all periods presented.

NOTE 10 – BUSINESS SEGMENT DATA

The Company is organized into three operating divisions: the Kindred at Home division, the hospital division, and the Kindred Rehabilitation Services division. Based upon the authoritative guidance for business segments, the Company’s operating divisions represent five reportable operating segments, including (1) home health services, (2) hospice services, (3) hospitals, (4) Kindred Hospital Rehabilitation Services, and (5) RehabCare. These reportable operating segments are consistent with information used by the Company’s President and Chief Executive Officer and its Chief Operating Officer to assess performance and allocate resources. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies.

The Company has reclassified certain retained businesses and expenses previously reported in the nursing center division, including hospital-based sub-acute units and a skilled nursing facility to the hospital division and a small therapy business to the Kindred Hospital Rehabilitation Services operating segment for all periods presented.

For segment purposes, the Company defines segment adjusted operating income as earnings before interest, income taxes, depreciation, amortization, and total rent reported for each of the Company’s operating segments excluding litigation contingency expense, impairment charges, restructuring charges, transaction costs, and the allocation of support center overhead.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10 – BUSINESS SEGMENT DATA (Continued)

The following tables set forth certain data by business segment (in thousands):

	Year ended December 31,
	2017	2016	2015
Revenues:
Kindred at Home:
Home health	$1,822,357	$1,762,622	$1,578,500
Hospice	743,443	736,803	656,527
	2,565,800	2,499,425	2,235,027
Hospital division	2,106,375	2,434,311	2,483,376
Kindred Rehabilitation Services:
Kindred Hospital Rehabilitation Services	703,915	679,800	614,321
RehabCare	745,467	776,796	907,548
	1,449,382	1,456,596	1,521,869
	6,121,557	6,390,332	6,240,272
Eliminations:
Kindred Hospital Rehabilitation Services	(77,398)	(89,724)	(91,301)
RehabCare	(7,533)	(5,803)	(29,477)
Hospitals	(2,503)	(2,276)	(276)
	(87,434)	(97,803)	(121,054)
	$6,034,123	$6,292,529	$6,119,218

Loss from continuing operations:
Segment adjusted operating income:
Kindred at Home:
Home health	$276,218	$279,531	$256,173
Hospice	129,273	116,326	109,120
	405,491	395,857	365,293
Hospital division	337,487	441,644	486,213
Kindred Rehabilitation Services:
Kindred Hospital Rehabilitation Services	203,392	198,335	177,340
RehabCare	6,884	32,586	35,876
	210,276	230,921	213,216
Support center expenses	(249,007)	(261,916)	(259,532)
Litigation contingency expense	(7,435)	(2,840)	(138,648)
Impairment charges	(381,179)	(314,729)	(24,757)
Restructuring charges	(40,343)	(34,734)	(10,250)
Transaction costs	-	(8,679)	(109,131)
Building rent	(257,516)	(264,306)	(257,221)
Equipment rent	(34,856)	(39,929)	(38,590)
Restructuring charges - rent	(44,518)	(61,392)	(2,368)
Depreciation and amortization	(104,805)	(131,819)	(129,246)
Interest, net	(237,912)	(231,504)	(229,595)
Loss from continuing operations before income taxes	(404,317)	(283,426)	(134,616)
Provision (benefit) for income taxes	(157,116)	314,262	(51,714)
	$(247,201)	$(597,688)	$(82,902)

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10 – BUSINESS SEGMENT DATA (Continued)

	Year ended December 31,
	2017	2016	2015
Rent:
Kindred at Home:
Home health:
Building	$32,469	$33,026	$31,315
Equipment	1,028	1,302	1,607
	33,497	34,328	32,922
Hospice:
Building	16,725	17,105	16,219
Equipment	331	334	420
	17,056	17,439	16,639
Hospital division:
Building	172,040	177,381	175,795
Equipment	29,370	34,239	32,497
	201,410	211,620	208,292
Kindred Rehabilitation Services:
Kindred Hospital Rehabilitation Services:
Building	34,086	33,710	29,423
Equipment	1,685	1,567	1,357
	35,771	35,277	30,780
RehabCare:
Building	1,281	1,276	1,236
Equipment	2,332	2,361	2,589
	3,613	3,637	3,825
Support center:
Building	915	1,808	3,233
Equipment	110	126	120
	1,025	1,934	3,353
Totals:
Building	257,516	264,306	257,221
Equipment	34,856	39,929	38,590
	$292,372	$304,235	$295,811
Depreciation and amortization:
Kindred at Home:
Home health	$10,759	$15,721	$17,279
Hospice	4,360	6,364	6,581
	15,119	22,085	23,860
Hospital division	41,827	50,618	54,049
Kindred Rehabilitation Services:
Kindred Hospital Rehabilitation Services	14,881	14,538	13,523
RehabCare	4,161	7,961	7,780
	19,042	22,499	21,303
Support center	28,817	36,617	30,034
	$104,805	$131,819	$129,246

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10 – BUSINESS SEGMENT DATA (Continued)

	Year ended December 31,
	2017	2016	2015
Capital expenditures, excluding acquisitions (including discontinued operations):
Kindred at Home:
Home health:
Routine	$4,323	$6,401	$4,201
Development	-	-	-
	4,323	6,401	4,201
Hospice:
Routine	2,379	2,342	1,215
Development	-	-	-
	2,379	2,342	1,215
Hospital division:
Routine	18,304	23,858	28,935
Development	-	-	-
	18,304	23,858	28,935
Kindred Rehabilitation Services:
Kindred Hospital Rehabilitation Services:
Routine	2,743	1,389	948
Development	547	20,773	4,701
	3,290	22,162	5,649
RehabCare:
Routine	1,820	1,867	1,449
Development	-	-	-
	1,820	1,867	1,449
Support center:
Routine:
Information systems	33,064	38,123	64,813
Other	1,525	4,695	1,589
Development	25,083	8,117	3,484
	59,672	50,935	69,886
Discontinued operations - nursing centers:
Routine	5,648	17,377	18,781
Development	265	5,935	11,746
	5,913	23,312	30,527
Totals:
Routine	69,806	96,052	121,931
Development	25,895	34,825	19,931
	$95,701	$130,877	$141,862

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10 – BUSINESS SEGMENT DATA (Continued)

	December 31,	December 31,
	2017	2016
Assets at end of period:
Kindred at Home:
Home health	$1,540,010	$1,540,370
Hospice	913,230	929,774
	2,453,240	2,470,144
Hospital division	990,011	1,232,541
Kindred Rehabilitation Services:
Kindred Hospital Rehabilitation Services	828,310	815,804
RehabCare	189,469	329,516
	1,017,779	1,145,320
Support center	522,677	795,415
Discontinued operations - nursing centers	249,010	469,304
	$5,232,717	$6,112,724
Goodwill:
Kindred at Home:
Home health	$917,239	$919,482
Hospice	646,329	646,329
	1,563,568	1,565,811
Hospital division	125,045	361,310
Kindred Rehabilitation Services:
Kindred Hospital Rehabilitation Services	499,953	499,953
RehabCare	-	-
	499,953	499,953
	$2,188,566	$2,427,074

NOTE 11 – INCOME TAXES

The Tax Reform Act, which was enacted on December 22, 2017, is generally effective in 2018 and makes broad and significantly complex changes to the federal corporate tax system, including the reduction in the U.S. federal corporate income tax rate from 35% to 21% and the limitation on the deductibility of interest expense. The Company estimated the impact of the Tax Reform Act to deferred income taxes on its December 31, 2017 balance sheet in accordance with its understanding of the Tax Reform Act and guidance available as of the date of this filing. As a result, the Company has recorded an estimated $130.5 million income tax benefit related to reducing certain deferred income tax liabilities in the fourth quarter of 2017.

In December 2017, the FASB issued authoritative guidance to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Reform Act. In accordance with this authoritative guidance, the Company has determined that the $130.5 million income tax benefit recorded in connection with the assessment of the valuation allowance is a provisional amount and a reasonable estimate that may change. Additional work is necessary to complete a more detailed analysis of the Tax Reform Act.

The estimated impact of $130.5 million from the Tax Reform Act resulted from both the reassessment of the deferred income tax valuation allowance and the change in the income tax rate. The removal of the carryforward period for federal net operating losses (“NOLs”) under the Tax Reform Act resulted in a portion of the remaining deferred tax liability becoming available as a source-of-income that can be used to offset certain deferred tax assets. This change resulted in the Company releasing $118.4 million of its deferred income tax valuation allowance. The change in the income tax rate from 35% to 21% resulted in the Company’s deferred liability being reduced by $12.1 million.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11 – INCOME TAXES (Continued)

At each balance sheet date, management assesses all available positive and negative evidence to determine whether a valuation allowance is needed against its deferred tax assets. The authoritative guidance requires evidence related to events that have actually happened to be weighted more significantly than evidence that is projected or expected to happen. A significant piece of negative evidence according to this weighting standard is if there are cumulative losses in the two most recent years and the current year, which was the case for the Company at December 31, 2017 and December 31, 2016. The Company’s outlook of taxable income for 2016 changed after the Company recorded $286.8 million of goodwill and property and equipment impairment charges and announced the planned SNF Divestiture and related expected loss on divestiture for tax purposes. Accordingly, a full valuation allowance was recorded at both December 31, 2017 and December 31, 2016. The amount of deferred tax asset considered realizable, however, could be adjusted if the weighting of the positive and negative evidence changes.

The Company’s valuation allowance was reduced to $378.8 million at December 31, 2017 from $423.1 million at December 31, 2016. The Company recorded an increase to the valuation allowance of $ 246.4 million before the impact of the Tax Reform Act, which required a reduction in the valuation allowance of $290.7 million, comprised of both the $130.5 million decrease in deferred tax liabilities discussed above and a $160.2 million decrease to deferred tax assets and related valuation allowance based upon the change in the U.S. corporate income tax rate from 35% to 21%.

The Company has deferred tax liabilities related to tax amortization of acquired indefinite-lived intangible assets because these assets are not amortized for financial reporting purposes. The tax amortization in current and future years created a deferred tax liability which will reverse at the time of ultimate sale or book impairment. Prior to the Tax Reform Act, the uncertain timing of this reversal and the temporary difference associated with certain indefinite lived intangible assets could not be considered a source of future taxable income for purposes of determining the valuation allowance. As such, certain deferred tax liabilities could not be used to offset deferred tax assets. As a result of the Tax Reform Act, a portion of the Company’s federal indefinite-lived intangible assets can be used as a source of income. As a result of this change and other activity in 2017, the Company’s net deferred tax liability was reduced to $36.9 million at December 31, 2017 from $201.8 million at December 31, 2016. The deferred tax liability at December 31, 2017 is comprised of the entire state portion of indefinite-lived intangible assets and a portion of the Company’s federal indefinite-lived intangible assets that could not be used as a source of income. The deferred tax liability at December 31, 2016 is comprised entirely of both federal and state indefinite-lived intangible assets that could not be used as a source of income. This change in deferred tax liabilities available as a source of income relates to changes in carryforward periods and limitations that no longer exist. The new 80% limitation on NOLs creates a new limitation for federal purposes that must be considered.

Provision (benefit) for income taxes consists of the following (in thousands):

	Year ended December 31,
	2017	2016	2015
Current:
Federal	$-	$-	$-
State	3,992	3,992	3,683
	3,992	3,992	3,683
Deferred	(161,108)	310,270	(55,397)
	$(157,116)	$314,262	$(51,714)

Reconciliation of federal statutory tax benefit to the provision (benefit) for income taxes follows (in thousands):

	Year ended December 31,
	2017	2016	2015
Income tax benefit at federal rate	$(141,511)	$(99,199)	$(47,116)
State income tax benefit, net of federal income tax benefit	(17,588)	(12,424)	(4,951)
Transaction costs	3,380	-	4,832
Impairment charges	54,644	66,357	890
Valuation allowance (prior to the Tax Reform Act)	88,398	368,664	-
Prior year contingencies	232	-	426
Noncontrolling interests	(17,391)	(14,384)	(10,424)
Compensation related charges	1,381	1,204	3,055
Federal and state tax credits	(1,541)	(1,698)	(3,033)
Impact of the Tax Reform Act	(130,453)	-	-
Other items, net	3,333	5,742	4,607
	$(157,116)	$314,262	$(51,714)

Other items consist of meals, entertainment, lobbying, and other permanent differences, which individually are deemed immaterial.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11 – INCOME TAXES (Continued)

A summary of net deferred income tax assets (liabilities) by source included in the accompanying consolidated balance sheet at December 31 follows (in thousands):

	2017		2016
	Assets	Liabilities	Assets	Liabilities
Property and equipment	$-	$11,572	$-	$18,457
Insurance	80,800	-	50,901	-
Account receivable allowances	31,809	-	39,739	-
Compensation	34,252	-	56,746	-
Net operating losses	244,424	-	222,828	-
Assets held for sale	-	1,847	-	-
Litigation	-	-	-	-
Goodwill and intangibles	-	98,048	-	226,490
Lease amendments	14,991	-	17,426	-
Jobs tax and other credits	22,795	-	28,310	-
Other	24,347	-	50,343	-
	453,418	$111,467	466,293	$244,947
Reclassification of deferred tax liabilities	(111,467)		(244,947)
Net deferred tax assets	341,951		221,346
Valuation allowance	(378,832)		(423,154)
	$(36,881)		$(201,808)

Net deferred income tax liabilities totaling $36.9 million and $201.8 million at December 31, 2017 and 2016, respectively, were classified as noncurrent liabilities.

The Company identified deferred tax assets for federal income tax NOLs of $162.2 million (tax effected at 21%) and $162.4 million (tax effected at 35%) at December 31, 2017 and December 31, 2016, respectively, with corresponding deferred income tax valuation allowances of $162.2 million and $162.4 million at December 31, 2017 and December 31, 2016, respectively. The federal income tax NOLs expire in various amounts through 2037. The Company had deferred income tax assets for state income tax NOLs of $82.2 million and $60.4 million at December 31, 2017 and December 31, 2016, respectively, and corresponding deferred income tax valuation allowances of $82.0 million and $60.0 million at December 31, 2017 and December 31, 2016, respectively, for that portion of the net deferred income tax assets that the Company will likely not realize in the future.

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

A reconciliation of unrecognized tax benefits follows (in thousands):

Balance, December 31, 2014	$-
Acquisition	6,814
Balance, December 31, 2015	6,814
Reductions due to the conclusion of income tax examinations	(1,001)
Balance, December 31, 2016	5,813
Reductions due to the conclusion of income tax examinations	-
Balance, December 31, 2017	$5,813

The Company records accrued interest and penalties associated with uncertain tax positions as income tax expense in the consolidated statement of operations. Accrued interest related to uncertain tax provisions totaled $3.5 million as of December 31, 2017 and $3.3 million as of December 31, 2016.

The federal statute of limitations remains open for tax years 2014 through 2016. During 2017, the Company resolved federal income tax audits for the 2015 tax year. During 2017, Gentiva and its subsidiaries also resolved federal tax audits for the February 1, 2015 short-period tax return. The Company is currently under examination by the Internal Revenue Service (the “IRS”) for the 2016 and 2017 tax years. The Company has been accepted into the IRS Compliance Assurance Process (“CAP”) program for the 2016 through 2018 tax years. The CAP program is an enhanced, real-time review of a company’s tax positions and compliance. The Company expects participation in the CAP program will improve the timeliness of its federal tax examinations.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11 – INCOME TAXES (Continued)

State jurisdictions generally have statutes of limitations for tax returns ranging from three to five years. The state impact of federal income tax changes remains subject to examination by various states for a period of up to one year after formal notification to the states. Currently, the Company has various state income tax returns under examination.

NOTE 12 – INSURANCE RISKS

In October 2017, in connection with the review of the Company’s insurance programs as part of the SNF Divestiture, the Company restructured the funding and retention mechanisms of recent policy years of its professional liability and workers compensation insurance programs (the “Insurance Restructuring”). With respect to professional liability, certain funding mechanisms and reinsurance agreements were modified such that approximately $106 million of cash deposits maintained by Cornerstone and $4 million of other cash deposits were released to the parent company. In addition, approximately $115 million of workers compensation restricted cash collateral deposits were replaced with letters of credit (see Note 15) and approximately $21 million of other workers compensation cash deposits were released to the parent company. In aggregate, the Company used the approximately $246 million generated from the Insurance Restructuring and $35 million of the distributions received from Cornerstone as a result of improved underwriting results during the last two quarters of 2017 to repay in its entirety the Company’s ABL Facility (as defined in Note 15) balance and to increase cash reserves. The Company incurred $10.4 million of contract cancellation costs and professional fees during 2017 in connection with the Insurance Restructuring.

As a result of the Insurance Restructuring, on a per-claim basis the Company maintains a self-insured retention and Cornerstone insures all losses in excess of this retention. Cornerstone maintains commercial reinsurance through unaffiliated commercial reinsurers for these losses in excess of our retention. The Insurance Restructuring had no impact upon the financial risk transfer aspect of Cornerstone’s reinsurance agreements with its third party reinsurers. As a result of the Insurance Restructuring, on a per-claim basis the Company maintains a deductible under commercial insurance policies for workers compensation which provide coverage up to statutory limits in each state. The Insurance Restructuring had no impact upon the financial risk transfer aspect of these third party insurance agreements. The provisions for loss for these professional liability and workers compensation risks are based upon management’s best available information, including actuarially determined estimates of loss.

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

The provision for loss for insurance risks, including the cost of coverage maintained with unaffiliated commercial reinsurance and insurance carriers, follows (in thousands):

	Year ended December 31,
	2017	2016	2015
Professional liability:
Continuing operations	$41,715	$53,451	$49,452
Discontinued operations	22,836	23,903	17,190
Workers compensation:
Continuing operations	$33,626	$48,331	$44,796
Discontinued operations	3,603	5,487	2,700

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12 – INSURANCE RISKS (Continued)

Changes in the allowance for professional liability risks and workers compensation risks for the years ended December 31 follow (including discontinued operations) (in thousands):

	2017			2016
	Professional liability	Workers compensation	Total	Professional liability	Workers compensation	Total
Allowance for insurance risks at beginning of year	$360,595	$265,208	$625,803	$327,372	$254,849	$582,221
Provision for loss for retained insurance risks:
Current year	64,649	49,143	113,792	66,750	52,754	119,504
Prior years	(12,764)	(28,445)	(41,209)	(2,310)	(14,018)	(16,328)
	51,885	20,698	72,583	64,440	38,736	103,176
Provision for reinsurance and insurance, administrative and overhead costs	12,666	16,531	29,197	12,914	15,082	27,996
Discount accretion	1,110	-	1,110	953	-	953
Contributions from managed facilities	508	349	857	273	496	769
Payments for insurance risks:
Current year	(3,937)	(10,584)	(14,521)	(3,884)	(12,026)	(15,910)
Prior years	(97,478)	(28,642)	(126,120)	(66,639)	(32,606)	(99,245)
	(101,415)	(39,226)	(140,641)	(70,523)	(44,632)	(115,155)
Payments for reinsurance and insurance, administrative and overhead costs	(12,666)	(16,531)	(29,197)	(12,914)	(15,082)	(27,996)
Change in reinsurance and other recoverables	24,913	(3,633)	21,280	38,080	15,759	53,839
Allowance for insurance risks at end of year	$337,596	$243,396	$580,992	$360,595	$265,208	$625,803

	2015
	Professional liability	Workers compensation	Total
Allowance for insurance risks at beginning of year	$307,751	$189,259	$497,010
Provision for loss for retained insurance risks:
Current year	55,498	55,172	110,670
Prior years	(1,173)	(18,151)	(19,324)
	54,325	37,021	91,346
Provision for reinsurance and insurance, administrative and overhead costs	12,317	10,475	22,792
Discount accretion	1,190	-	1,190
Contributions from managed facilities	220	344	564
Acquisitions	13,948	64,223	78,171
Payments for insurance risks:
Current year	(6,158)	(11,483)	(17,641)
Prior years	(68,611)	(36,842)	(105,453)
	(74,769)	(48,325)	(123,094)
Payments for reinsurance and insurance, administrative and overhead costs	(12,317)	(10,475)	(22,792)
Change in reinsurance and other recoverables	24,707	12,327	37,034
Allowance for insurance risks at end of year	$327,372	$254,849	$582,221

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12 – INSURANCE RISKS (Continued)

A summary of the assets and liabilities related to insurance risks included in the accompanying consolidated balance sheet at December 31 follows (in thousands):

	2017			2016
	Professional liability	Workers compensation	Total	Professional liability	Workers compensation	Total
Assets:
Current:
Insurance subsidiary investments	$17,577	$4,969	$22,546	$64,622	$44,344	$108,966
Reinsurance and other recoverables	3,331	969	4,300	7,912	1,488	9,400
Other	-	50	50	-	50	50
	20,908	5,988	26,896	72,534	45,882	118,416
Non-current:
Insurance subsidiary investments	9,576	19,412	28,988	97,223	107,706	204,929
Reinsurance and other recoverables	103,058	97,624	200,682	111,596	101,984	213,580
Deposits	27	1,949	1,976	4,202	22,979	27,181
	112,661	118,985	231,646	213,021	232,669	445,690
	$133,569	$124,973	$258,542	$285,555	$278,551	$564,106
Liabilities:
Allowance for insurance risks:
Current	$60,767	$42,394	$103,161	$65,284	$48,237	$113,521
Non-current	276,829	201,002	477,831	295,311	216,971	512,282
	$337,596	$243,396	$580,992	$360,595	$265,208	$625,803

In connection with the Insurance Restructuring, the provision for loss for professional liability risks is no longer discounted and no longer funded to Cornerstone. Prior to the Insurance Restructuring, provisions for loss for professional liability risks retained by Cornerstone were discounted based upon actuarial estimates of claim payment patterns using a discount rate of 1%. The discount rate was based upon the risk-free interest rate for the respective year. Amounts equal to the discounted loss provision were funded annually. The Company does not fund the portion of professional liability risks related to estimated claims that have been incurred but not reported. Accordingly, these liabilities were not discounted. If the Company had not discounted any of the allowances for professional liability risks, these balances would have approximated $363.2 million at December 31, 2016.

In connection with the Insurance Restructuring, the provision for loss for workers compensation risks is no longer funded to Cornerstone.

NOTE 13 – INSURANCE SUBSIDIARY INVESTMENTS

In connection with the Insurance Restructuring, the Company liquidated a significant portion of its insurance subsidiary investments and released that cash back to the parent to repay debt and increase cash reserves. The Company maintains a portfolio of insurance subsidiary investments, consisting of cash and cash equivalents at December 31, 2017, for the payment of claims and expenses related to professional liability and workers compensation risks maintained by its limited purpose insurance subsidiary. These investments have been categorized as available-for-sale and are reported at fair value.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13 – INSURANCE SUBSIDIARY INVESTMENTS (Continued)

The cost for equities, amortized cost for debt securities and estimated fair value of the Company’s insurance subsidiary investments at December 31 follows (in thousands):

	2017				2016
	Cost	Unrealized gains	Unrealized losses	Fair value	Cost	Unrealized gains	Unrealized losses	Fair value
Cash and cash equivalents (a)	$51,534	$-	$-	$51,534	$185,152	$-	$-	$185,152
Debt securities:
Corporate bonds	-	-	-	-	55,239	37	(100)	55,176
U.S. Treasury notes	-	-	-	-	24,763	6	(42)	24,727
Debt securities issued by U.S. government agencies	-	-	-	-	18,344	7	(63)	18,288
	-	-	-	-	98,346	50	(205)	98,191
Equities by industry:
Consumer	-	-	-	-	2,596	66	(150)	2,512
Technology	-	-	-	-	2,105	120	(23)	2,202
Financial services	-	-	-	-	1,641	213	(24)	1,830
Industrials	-	-	-	-	1,291	57	(19)	1,329
Healthcare	-	-	-	-	1,332	-	(86)	1,246
Other	-	-	-	-	6,530	109	(70)	6,569
	-	-	-	-	15,495	565	(372)	15,688
Certificates of deposit	-	-	-	-	14,850	14	-	14,864
	$51,534	$-	$-	$51,534	$313,843	$629	$(577)	$313,895

(a)	Includes $4.9 million and $14.8 million of money market funds at December 31, 2017 and 2016, respectively.

At December 31, 2017, all of the available-for-sale investments of the Company’s insurance subsidiary have maturity dates within one year.

Since the Company’s insurance subsidiary investments are restricted for a limited purpose, they are classified in the accompanying consolidated balance sheet based upon the expected current and long-term cash requirements of the limited purpose insurance subsidiary.

Net investment income earned by the Company’s insurance subsidiary investments follows (in thousands):

	Year ended December 31,
	2017	2016	2015
Interest income	$1,973	$1,850	$1,461
Net amortization of premium and accretion of discount	(187)	(252)	(348)
Gains on sale of investments	2,039	1,539	646
Losses on sale of investments	(588)	(173)	(33)
Other-than-temporary impairments	-	(160)	(440)
Investment expenses	(177)	(221)	(215)
	$3,060	$2,583	$1,071

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13 – INSURANCE SUBSIDIARY INVESTMENTS (Continued)

The available-for-sale investments of the Company’s insurance subsidiary which have unrealized losses at December 31, 2016 are shown below. The investments are categorized by the length of time that individual securities have been in a continuous unrealized loss position at December 31, 2016.

December 31, 2016	Less than one year		One year or greater		Total
(In thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Debt securities:
Corporate bonds	$27,406	$100	$-	$-	$27,406	$100
U.S. Treasury notes	11,120	42	-	-	11,120	42
Debt securities issued by U.S. government agencies	10,712	63	-	-	10,712	63
	49,238	205	-	-	49,238	205
Equities by industry:
Consumer	1,294	150	-	-	1,294	150
Technology	459	23	-	-	459	23
Financial services	-	-	152	24	152	24
Industrials	-	-	422	19	422	19
Healthcare	1,246	86	-	-	1,246	86
Other	2,267	70	-	-	2,267	70
	5,266	329	574	43	5,840	372
	$54,504	$534	$574	$43	$55,078	$577

The unrealized losses on equities totaling $0.4 million at December 31, 2016 were due generally to market fluctuations. Accordingly, the Company believes these unrealized losses are temporary in nature.

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

The Company considered the severity and duration of its unrealized losses at December 31, 2016 and recognized pretax other-than-temporary impairments of $0.2 million for various investments held in its insurance subsidiary investment portfolio. These investments were determined to be impaired after considering the duration of the declines in value and the likelihood of near term price recovery of each investment. Because the Company considered the remaining unrealized losses at December 31, 2016 to be temporary, the Company did not record any additional impairment losses related to these investments.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14 – LEASES

The Company leases real estate and equipment under cancelable and non-cancelable arrangements. The following table sets forth rent expense by business segment (in thousands):

	Year ended December 31,
	2017	2016	2015
Kindred at Home:
Home health:
Buildings	$32,469	$33,026	$31,315
Equipment	1,028	1,302	1,607
	33,497	34,328	32,922
Hospice:
Buildings	16,725	17,105	16,219
Equipment	331	334	420
	17,056	17,439	16,639
Hospital division:
Buildings:
Ventas	114,161	118,053	118,511
Other landlords	57,879	59,328	57,284
Equipment	29,370	34,239	32,497
	201,410	211,620	208,292
Kindred Rehabilitation Services:
Kindred Hospital Rehabilitation Services:
Buildings	34,086	33,710	29,423
Equipment	1,685	1,567	1,357
	35,771	35,277	30,780
RehabCare:
Buildings	1,281	1,276	1,236
Equipment	2,332	2,361	2,589
	3,613	3,637	3,825
Support center:
Buildings	915	1,808	3,233
Equipment	110	126	120
	1,025	1,934	3,353
Totals:
Buildings:
Ventas	114,161	118,053	118,511
Other landlords	143,355	146,253	138,710
Equipment	34,856	39,929	38,590
	$292,372	$304,235	$295,811

Various facility leases include contingent annual rent escalators based upon a change in the Consumer Price Index or other agreed upon terms such as a patient revenue test. These contingent rents are included in rent expense in the year incurred. The Company recorded contingent rent of $1.9 million, $0.8 million and $0.5 million for the years ended December 31, 2017, 2016 and 2015, respectively, including both continuing operations and discontinued operations.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14 – LEASES (Continued)

Future minimum payments under non-cancelable operating leases are as follows (in thousands):

	Minimum payments
	Ventas	Other	Total
2018	$110,319	$128,494	$238,813
2019	111,201	112,606	223,807
2020	112,231	96,762	208,993
2021	113,225	84,968	198,193
2022	114,179	69,687	183,866
Thereafter	219,505	306,920	526,425

Ventas master lease agreement

At December 31, 2017, the Company leased from Ventas and its affiliates 29 TC hospitals under one master lease agreement (the “Master Lease Agreement”). The Master Lease Agreement includes land, buildings, structures, and other improvements on the land, easements, and similar appurtenances to the land and improvements, and permanently affixed equipment, machinery, and other fixtures relating to the operation of the leased properties. There are one or more bundles of leased properties under the Master Lease Agreement, with each bundle containing several TC hospitals.

As part of the SNF Divestiture, the Company entered into an agreement with Ventas in 2016 which provided the Company with the option to acquire the real estate for all 36 skilled nursing facilities (previously defined as the “Ventas Properties”) that were leased from Ventas for an aggregate consideration of $700 million. As of December 31, 2017, the Company had acquired all of the Ventas Properties from Ventas, and all but two of such Ventas Properties were sold to third parties in the SNF Divestiture.

Recent master lease amendments

On November 7, 2017, the Company and Ventas amended the Master Lease Agreement in connection with its purchase and closure of one of the TC hospitals leased thereunder. As part of such amendment, the Company paid Ventas $3 million for the real estate of such TC hospital, with the annual rent otherwise payable for such TC hospital of $5.0 million reallocated among the remaining facilities leased under the Master Lease Agreement. For accounting purposes, the reallocated rent is treated as a one-time non-cash lease termination charge. The Company recorded a $32.3 million lease termination charge in the fourth quarter of 2017 in connection with this transaction. The lease termination fee was recorded as a long-term liability discounted at the Company’s credit-adjusted risk-free rate through the end of 2025, which is the original lease term of the TC hospital. This lease termination fee was recorded as a restructuring charge in the accompanying consolidated statement of operations.

Concurrently with the execution and delivery of the Merger Agreement, on December 19, 2017, the Company and Ventas entered into an Amendment No. 2 (the “Ventas Lease Amendment”) to the Master Lease Agreement pursuant to which, among other things, (i) Ventas agreed that the transactions contemplated by the Merger Agreement and the Separation Agreement comply with the Master Lease Agreement, subject to the satisfaction of the remaining requirements in the Master Lease Agreement related thereto, including payment to Ventas of a transaction fee equal to 10% of annual base rent under the Master Lease Agreement upon closing of the transactions, (ii) the Company agreed to pay to Ventas an additional $5 million fee within one business day of the signing of the Merger Agreement in exchange for Ventas’ approval of and agreement not to challenge the transaction structure (this condition was satisfied on December 20, 2017), (iii) the Company agreed to complete the purchase of the two remaining skilled nursing facilities under the Master Lease Agreement and our former Second Amended and Restated Master Lease No. 2 from Ventas, and pay corresponding expense reimbursements to Ventas, on or before December 31, 2017 (this condition was satisfied on December 21, 2017), and (iv) the Company agreed to make certain minimum expenditures for the leased facilities remaining under the Master Lease Agreement going forward.

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

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14 – LEASES (Continued)

Recent master lease amendments (Continued)

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

Rental amounts and escalators

The Master Lease Agreement is commonly known as a triple-net lease or an absolute-net lease. Accordingly, in addition to rent, the Company is required to pay the following: (1) all insurance required in connection with the leased properties and the business conducted on the leased properties, (2) certain taxes levied on or with respect to the leased properties (other than taxes on the income of Ventas), and (3) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties.

The Company paid rents to Ventas (including amounts classified within discontinued operations) approximating $154.4 million for the year ended December 31, 2017, $167.7 million for the year ended December 31, 2016, and $171.8 million for the year ended December 31, 2015.

The Master Lease Agreement provides for rent escalations each May 1. All annual rent escalators are payable in cash. The contingent annual rent escalator for the Master Lease Agreement is based upon annual increases in the Consumer Price Index, subject to a ceiling of 4%. In 2017, the contingent annual rent escalator was 2.74% for the Master Lease Agreement.

NOTE 15 – LONG-TERM DEBT

Capitalization

A summary of long-term debt at December 31 follows (in thousands):

	2017	2016
Term Loan Facility due 2021, net of unamortized original issue discount of $5.1 million at December 31, 2017 and $6.7 million at December 31, 2016	$1,350,312	$1,362,772
8.00% Notes due 2020	750,000	750,000
8.75% Notes due 2023	600,000	600,000
6.375% Notes due 2022	500,000	500,000
ABL Facility	-	62,500
Mandatory Redeemable Preferred Stock (see Note 16)	-	12,372
Capital lease obligations	312	580
Other	669	1,446
Debt issuance costs, net of accumulated amortization	(39,683)	(46,631)
Total debt, average life of 4 years (weighted average rate 6.7% for 2017 and 6.5% for 2016)	3,161,610	3,243,039
Amounts due within one year	(14,638)	(27,977)
Long-term debt	$3,146,972	$3,215,062

The following table summarizes scheduled maturities of long-term debt (in thousands):

	Term Loan Facility due 2021	8.00% Notes due 2020	8.75% Notes due 2023	6.375% Notes due 2022	Capital lease obligations	Other	Total
2018	$14,034	$-	$-	$-	$210	$394	$14,638
2019	14,034	-	-	-	102	257	14,393
2020	14,034	750,000	-	-	-	18	764,052
2021	1,313,326	-	-	-	-	-	1,313,326
2022	-	-	-	500,000	-	-	500,000
Thereafter	-	-	600,000	-	-	-	600,000
	$1,355,428	$750,000	$600,000	$500,000	$312	$669	$3,206,409

The estimated fair value of the Company’s long-term debt approximated $3.3 billion and $3.2 billion at December 31, 2017 and December 31, 2016, respectively. See Note 21.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15 – LONG-TERM DEBT (Continued)

Credit Facilities

As used herein, the “Credit Facilities” refers collectively to the Term Loan Facility and the ABL Facility, in each case as defined and described below.

Term Loan Facility

The “Term Loan Facility” refers to the Company’s $1.36 billion term loan credit facility provided pursuant to the terms and provisions of that certain Sixth Amended and Restated Term Loan Credit Agreement dated as of March 14, 2017 (the “Term Loan Credit Agreement”), among the Company, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent. All obligations under the Term Loan Facility are fully and unconditionally guaranteed, subject to certain customary release provisions, by substantially all of the Company’s wholly owned, domestic material subsidiaries, as well as certain non-wholly owned domestic subsidiaries as the Company may determine from time to time in its sole discretion.

The Term Loan Facility (1) matures on April 9, 2021, (2) contains financial maintenance covenants in the form of a maximum total leverage ratio, a minimum fixed charge coverage ratio and a maximum amount of annual capital expenditures, (3) imposes restrictions on the Company’s ability to incur debt and liens and make acquisitions, investments and payments on equity and junior debt, and (4) provides for interest rate margins of 3.50% for the London Interbank Offered Rate (“LIBOR”) borrowings (subject to a floor of 1.00%) and 2.50% for base rate borrowings.

A summary of the amendments to the Term Loan Facility since January 1, 2015 is set forth below.

On March 14, 2017, the Company entered into the Term Loan Credit Agreement that amended and restated the Term Loan Facility to, among other things, (1) make adjustments to certain covenants and definitions to better accommodate the SNF Divestiture, (2) provide the Company with increased leverage covenant flexibility for an interim period, (3) increase the applicable margin on the outstanding borrowings from 3.25% to 3.50% for LIBOR borrowings and from 2.25% to 2.50% for base rate borrowings, (4) require a maximum leverage ratio of no more than 5.00 to 1.00 for use of the $50 million annual dividend basket, and (5) provide for a prepayment premium of 1.00% in connection with any repricing transaction within six months of the closing date. In accordance with the authoritative guidance on debt, the Company accounted for the amendment as a debt modification.

On June 14, 2016, the Company amended and restated the Term Loan Facility to provide for, among other things, (1) additional joint venture flexibility, including an increased ability to enter into and make investments in joint ventures that are non-guarantor restricted subsidiaries and to incur debt and liens of such joint ventures and other non-guarantor restricted subsidiaries, (2) an increase in the size of a basket for asset sales from 15% to 25% of consolidated total assets, (3) maintaining a maximum total leverage ratio of 6.00:1.00 for each quarterly measurement date after the date of such amendment, and (4) an incremental term loan in an aggregate principal amount of $200 million. The incremental term loan was issued with 95 basis points of original issue discount (“OID”) and has the same terms as, and is fungible with, the $1.18 billion in aggregate principal amount of term loans that were then outstanding under the Term Loan Facility. The net proceeds from the incremental term loan were used to repay a portion of the outstanding borrowings under the ABL Facility.

On March 10, 2015, the Company entered into an incremental amendment agreement to the Term Loan Facility that provided for an incremental term loan in an aggregate principal amount of $200 million under the Term Loan Facility. The Company used the net proceeds of the incremental term loan to repay outstanding borrowings under its ABL Facility. The incremental term loan was issued with 50 basis points of OID and has the same terms as, and is fungible with, the other term loans outstanding under the Term Loan Facility.

ABL Facility

The “ABL Facility” refers to the Company’s $900 million asset-based loan revolving credit facility provided pursuant to the terms and provisions of that certain Fourth Amended and Restated ABL Credit Agreement dated as of June 14, 2016 (the “ABL Credit Agreement”) among the Company, the lenders party thereto from time to time, and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, as amended on September 27, 2017. All obligations under the ABL Facility are fully and unconditionally guaranteed, subject to certain customary release provisions, by substantially all of the Company’s wholly owned, domestic material subsidiaries, as well as certain other subsidiaries as the Company may determine from time to time in its sole discretion. As of December 31, 2017, $156.0 million of letters of credit were outstanding under the ABL Facility.

The ABL Facility (1) matures on April 9, 2019, (2) contains financial maintenance covenants in the form of a minimum fixed charge coverage ratio and a maximum amount of annual capital expenditures, (3) imposes restrictions on the Company’s ability to incur debt and liens and make acquisitions, investments and payments on equity and junior debt, and (4) provides for interest rate

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15 – LONG-TERM DEBT (Continued)

Credit Facilities (Continued)

ABL Facility (Continued)

margins of 2.00% to 2.50% for LIBOR borrowings and 1.00% to 1.50% for base rate borrowings (in each case depending on average daily excess availability), and (5) employs a borrowing base calculation to determine total available capacity thereunder.

A summary of the amendments to the ABL Facility since January 1, 2015 is set forth below.

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

• the Company issued approximately 15 million shares of its Common Stock through two common stock offerings and issued 9.7 million shares of its Common Stock through the Stock Consideration (see Note 3);

• the Company issued 172,500 tangible equity units (see Note 16); and

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

NOTE 15 – LONG-TERM DEBT (Continued)

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

The Notes due 2022 bear interest at an annual rate of 6.375% and are senior unsecured obligations of the Company and the 2022 Guarantors. The 2022 Indenture contains certain restrictive covenants that, among other things, limits the Company and its restricted subsidiaries’ ability to incur, assume or guarantee additional indebtedness; pay dividends, make distributions or redeem or repurchase capital stock; effect dividends, loans or asset transfers from the Company’s subsidiaries; sell or otherwise dispose of assets; and enter into transactions with affiliates. These covenants are subject to a number of limitations and exceptions. The 2022 Indenture also contains customary events of default. The Notes due 2022 are fully and unconditionally guaranteed, subject to customary release provisions, by substantially all of the Company’s wholly owned, domestic material subsidiaries. On January 28, 2015, the Company completed a registered exchange offer to exchange each of the Notes due 2022 for registered notes with substantially identical terms.

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

The interest rate swaps were assessed for hedge effectiveness for accounting purposes and the Company determined the interest rate swaps qualify for cash flow hedge accounting treatment at December 31, 2017 and 2016. The Company records the effective portion of the gain or loss on these derivative financial instruments in accumulated other comprehensive income (loss) as a component of stockholders’ equity and records the ineffective portion of the gain or loss on these derivative financial instruments as interest expense. There was no ineffectiveness related to the interest rate swaps for the years ended December 31, 2017 and 2016. The ineffectiveness related to the interest rate swaps for the year ended December 31, 2015 was immaterial.

At December 31, 2017 and 2016, the aggregate fair value of the interest rate swaps was recorded in other current assets for $2.5 million and in other accrued liabilities for $2.7 million, respectively. The fair value was determined by reference to a third party valuation and is considered a Level 2 input within the fair value hierarchy.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16 – TANGIBLE EQUITY UNITS

To finance the Gentiva Merger, the Company issued 172,500 tangible equity units (the “Units”). Each Unit was composed of a prepaid stock purchase contract (a “Purchase Contract”) and one share of 7.25% Mandatory Redeemable Preferred Stock, Series A (the “Mandatory Redeemable Preferred Stock”) having a final preferred stock installment payment date of December 1, 2017 and an initial liquidation preference of $201.58 per share of Mandatory Redeemable Preferred Stock. On December 1, 2017, the remaining holders of 87,379 Purchase Contracts were mandatorily redeemed. As a result, holders thereof received 50.6329 shares of Common Stock per Purchase Contract, resulting in approximately 4.4 million shares of Common Stock being issued on such date. Holders of the Mandatory Redeemable Preferred Stock were previously entitled to receive a quarterly “preferred stock installment payment,” in cash, shares of Common Stock, or a combination thereof. The final preferred stock installment payment date was December 1, 2017, the same date that all shares of Mandatorily Redeemable Preferred Stock were redeemed as planned pursuant to their terms.

The Purchase Contracts were recorded as capital in excess of par value, net of issuance costs, and the Mandatory Redeemable Preferred Stock was recorded as long-term debt. Issuance costs associated with the Mandatory Redeemable Preferred Stock were recorded as deferred financing costs within long-term debt on the consolidated balance sheet and were amortized using the effective interest method as interest expense over the term of the instrument. On the issuance date, the Company allocated the proceeds of the Units to equity and debt based on the relative fair values of the respective components of each Unit. The aggregate values assigned upon issuance of each component of the Units were as follows (amounts in thousands except price per Unit):

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

Dividends on each share of Mandatory Redeemable Preferred Stock accumulated on the outstanding liquidation preference at a rate of 7.25% per annum. On March 1, June 1, September 1 and December 1 of each year, commencing on March 1, 2015, the Company paid equal quarterly cash installments of $18.75 per share of Mandatory Redeemable Preferred Stock (except for the March 1, 2015 and June 1, 2016  installment payments, which were $20.00 and $18.76 per share of Mandatory Redeemable Preferred Stock, respectively). Each installment payment constituted a payment of dividends (recorded as interest expense) and a payment of consideration for the partial reduction in liquidation preference of the Mandatory Redeemable Preferred Stock.

Following the Gentiva Merger, the Company included the minimum number of shares to be issued under the Purchase Contracts in the denominator of the calculation of basic earnings per share. Diluted earnings per share, when applicable, included the weighted average number of common shares used in the basic denominator adjusted for the assumed number of shares that would be issued on the balance sheet date.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 17 – CONTINGENCIES

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

Legal and regulatory proceedings – The Company is a party to various legal actions and regulatory and other governmental and internal audits and investigations in the ordinary course of business (including investigations resulting from the Company’s obligation to self-report suspected violations of law). The Company cannot predict the ultimate outcome of pending litigation and regulatory and other governmental and internal audits and investigations. The U.S. Department of Justice (the “DOJ”), CMS or other federal and state enforcement and regulatory agencies may conduct additional investigations related to the Company’s businesses in the future. These matters could potentially subject the Company to sanctions, damages, recoupments, fines, and other penalties (some of which may not be covered by insurance), which may, either individually or in the aggregate, have a material adverse effect on the Company’s business, financial position, results of operations, and liquidity. See Note 24.

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

NOTE 18 – CAPITAL STOCK

Gentiva Merger – Stock Consideration

In connection with the Gentiva Merger, Kindred issued 9.7 million shares of Common Stock as part of the Gentiva Stock Consideration. See Note 3.

Units Offering

As of December 31, 2016, holders of 85,121 Purchase Contracts had elected early settlement. As a result, holders thereof received 43.0918 shares of Common Stock per Purchase Contract, resulting in approximately 3.7 million shares of Common Stock being issued by the Company. On December 1, 2017, the remaining holders of the 87,379 Purchase Contracts were mandatorily redeemed. As a result, holders thereof received 50.6329 shares of Common Stock per Purchase Contract, resulting in approximately 4.4 million shares of Common Stock being issued on such date. See Note 16.

Dividends and other payments

During 2017, the Company paid a cash dividend of $0.12 per share of Common Stock on March 31, 2017 to shareholders of record as of the close of business on March 13, 2017. The Board elected to discontinue paying dividends on the Company’s Common Stock following the March 31, 2017 payment and instead redirected funds to repay debt and invest in growth.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 18 – CAPITAL STOCK (Continued)

Dividends and other payments (Continued)

During 2016, the Company paid cash dividends of $0.12 per share of Common Stock on each of the following dates: December 9, 2016, September 2, 2016, June 10, 2016 and April 1, 2016.

During 2015, the Company paid cash dividends of $0.12 per share of Common Stock on each of the following dates:  December 11, 2015, September 4, 2015, June 10, 2015 and April 1, 2015.

The Company made quarterly installment payments on the Units of $18.75 per Unit on December 1, 2017 (to holders of record as of close of business on November 15, 2017), September 1, 2017, June 1, 2017 and March 1, 2017. The Company made installment payments on the Units of $18.75 per Unit on December 1, 2016, September 1, 2016, March 1, 2016, December 1, 2015, September 1, 2015, June 1, 2015 and March 2, 2015 and of $18.76 per Unit on June 1, 2016.

Equity compensation plans

In May 2011, the shareholders of the Company approved an additional three million shares of Common Stock issuable under the Company’s incentive compensation plans to Company employees. In May 2014, the shareholders of the Company approved an additional 2.7 million shares of Common Stock issuable under the Company’s incentive compensation plans to Company employees, and in February 2015, pursuant to an exception for shareholder approval under the exchange listing standards, the Company assumed an additional 1.4 million shares of Common Stock in connection with the Gentiva Merger, which shares are only issuable to legacy Gentiva employees or employees of the Company hired after February 2, 2015. In May 2017, the shareholders of the Company approved an additional five million shares of Common Stock issuable under the Company’s incentive compensation plans to Company employees. In May 2012 and again in May 2015, the shareholders of the Company approved an additional 200,000 shares of Common Stock issuable under the Company’s equity compensation plan to the Company’s non-employee directors. In May 2017, the shareholders of the Company approved an additional 800,000 shares of Common Stock issuable under the Company’s equity compensation plan to the Company’s non-employee directors.

Plan descriptions

The Company maintains plans under which approximately 13 million service-based restricted shares, performance-based restricted shares, service-based restricted stock units and options to purchase Common Stock may be granted to directors, officers and other key employees. Exercise provisions vary, but most stock options are exercisable in whole or in part beginning one to four years after grant and ending seven to ten years after grant. Shares of Common Stock available for future grants were 4,901,301, 1,410,752 and 3,262,892 at December 31, 2017, 2016 and 2015, respectively.

Stock options

In conjunction with the Gentiva Merger, 1,075,965 stock options were assumed in 2015. There were no other stock option grants during 2017, 2016, and 2015.

Compensation expense related to stock options was immaterial for the year ended December 31, 2017, and approximated $0.2 million ($0.1 million net of income taxes) for the year ended December 31, 2016 and $0.4 million ($0.3 million net of income taxes) for the year ended December 31, 2015.

Activity in the various plans is summarized below:

	Shares under option	Option price per share	Weighted average exercise price
Balances, December 31, 2016	1,054,081	$10.75 to $27.79	$23.58
Exercised	(2,973)	10.75 to 10.75	10.75
Canceled	(344,392)	10.75 to 27.18	21.89
Balances, December 31, 2017	706,716	$10.75 to $27.79	$24.45

At December 31, 2017 the intrinsic value of the stock options exercised during 2017 and cash received from stock option exercises in 2017 was immaterial. No stock options were exercised during 2016. The intrinsic value of the stock options exercised during 2015 approximated $0.3 million. Cash received from stock option exercises in 2015 totaled $0.5 million.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 18 – CAPITAL STOCK (Continued)

Stock options (Continued)

A summary of stock options outstanding at December 31, 2017 follows:

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding at December 31, 2017	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable at December 31, 2017	Weighted average exercise price
$10.75 to $15.06	80,276	2 years	$11.92	80,276	$11.92
$19.62	30,413	0.5 year	19.62	30,413	19.62
$26.08 to $27.79	596,027	0.8 year	26.39	596,027	26.39
	706,716	0.9 year	$24.45	706,716	$24.45

The intrinsic value of the stock options outstanding and stock options that are exercisable as of December 31, 2017 was zero.

Service-based restricted shares

At December 31, 2017, unearned compensation costs related to non-vested service-based restricted shares aggregated $14.7 million. These costs will be expensed over the remaining weighted average vesting period of approximately two years. Compensation expense related to these awards approximated $15.2 million ($9.2 million net of income taxes) for the year ended December 31, 2017, $14.2 million ($8.6 million net of income taxes) for the year ended December 31, 2016 and $13.6 million ($8.2 million net of income taxes) for the year ended December 31, 2015.

A summary of non-vested service-based restricted shares follows:

	Non-vested service-based restricted shares	Weighted average fair value at date of grant
Balances, December 31, 2016	2,015,624	$14.31
Granted	2,287,697	9.38
Vested	(894,086)	14.94
Canceled	(265,193)	12.07
Balances, December 31, 2017	3,144,042	$10.73

The fair value of restricted shares vested during 2017, 2016 and 2015 was $7.6 million, $6.9 million and $22.7 million, respectively.

Performance-based restricted shares

Performance-based restricted share awards vest over a three-year period based upon the attainment of various performance measures in each performance period. Compensation expense related to these awards approximated $1.6 million ($1.0 million net of income taxes) for the year ended December 31, 2017, $1.0 million ($0.6 million net of income taxes) for the year ended December 31, 2016 and $5.8 million ($3.5 million net of income taxes) for the year ended December 31, 2015.

A summary of non-vested performance-based restricted shares follows:

	Non-vested performance-based restricted shares	Weighted average fair value at date of grant
Balances, December 31, 2016	1,012,725
Granted	938,401	$8.55
Vested	(88,940)	11.67
Canceled	(440,096)	$11.30
Balances, December 31, 2017	1,422,090
The performance measures and fair value for each vesting period of a performance-based restricted share award are established annually. The performance measures and fair value for the non-vested performance-based restricted shares have not been established for vesting periods with performance measures determined after December 31, 2017.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 18 – CAPITAL STOCK (Continued)

Service-based restricted stock units

At December 31, 2017, unearned compensation related to non-vested service-based restricted stock units was immaterial. Compensation expense related to these awards approximated $0.4 million ($0.2 million net of income taxes) for the year ended December 31, 2017, $1.0 million ($0.6 million net of income taxes) for the year ended December 31, 2016 and $0.8 million ($0.5 million net of income taxes) for the year ended December 31, 2015.

A summary of non-vested service-based restricted stock units follows:

	Non-vested service-based restricted stock units	Weighted average fair value at date of grant
Balances, December 31, 2016	77,124	$18.22
Vested	(59,432)	18.22
Balances, December 31, 2017	17,692	$18.22

NOTE 19 – EMPLOYEE BENEFIT PLANS

The Company maintains defined contribution retirement plans covering employees who meet certain minimum eligibility requirements. Benefits are determined as a percentage of a participant’s contributions and generally are vested based upon length of service. Retirement plan expense was $4.4 million for 2017, $5.1 million for 2016 and $8.6 million for 2015. Amounts equal to retirement plan expense are funded annually.

NOTE 20 – BALANCE SHEET INFORMATION

Supplemental information related to the balance sheets at December 31 follows (in thousands):

	2017	2016
Other current assets:
Prepaid assets	$36,377	$38,841
Other	24,233	24,852
	60,610	63,693
Other long-term assets:
Reinsurance and other recoverables	$200,682	$213,580
Other	64,625	74,660
	265,307	288,240
Other accrued liabilities:
Patient accounts	$74,244	$74,780
Accrued interest	73,839	71,919
Taxes other than income	26,375	32,359
Accrued acquisition and divestiture costs	24,872	2,569
Accrued room and board	16,064	15,888
Accrued litigation contingency	11,504	18,757
Other	37,079	48,240
	263,977	264,512
Deferred credits and other liabilities:
Accrued workers compensation	$201,002	$216,971
Sale-leaseback financing obligation related to the SNF Divestiture (see Note 6)	140,790	-
Accrued lease termination fees	52,354	39,059
Straight line rent accruals	51,222	57,528
Other	52,586	39,736
	$497,954	$353,294

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 21 – FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

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

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 21 – FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)

The Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis and any associated losses for the years ended December 31, 2017 and 2016 are summarized below (in thousands):

	Fair value measurements
	Level 1	Level 2	Level 3	Assets/liabilities at fair value	Total losses
December 31, 2017
Recurring:
Assets:
Deposits held in money market funds	$17,012	$-	$-	$17,012	$-
Money market funds	6,354	-	-	6,354	-
Interest rate swaps	-	2,508	-	2,508	-
	$23,366	$2,508	$-	$25,874	$-
Liabilities:
Contingent consideration liability	$-	$-	$(3,375)	$(3,375)	$-
Non-recurring:
Assets:
Property and equipment	$-	$-	$327,400	$327,400	$(2,062)
Goodwill	-	-	125,045	125,045	(236,265)
Intangible assets - Kindred at Home	-	-	19,795	19,795	(3,501)
Intangible assets - Hospitals	-	-	-	-	(3,804)
Intangible assets - Kindred Rehabilitation Services	-	-	500	500	(135,188)
Kindred at Home building available for sale	-	-	-	-	(474)
Hospitals available for sale	-	-	15,430	15,430	(1,153)
	$-	$-	$488,170	$488,170	$(382,447)
Liabilities	$-	$-	$-	$-	$-
December 31, 2016
Recurring:
Assets:
Available-for-sale debt securities:
Corporate bonds	$-	$55,176	$-	$55,176	$-
Debt securities issued by U.S. government agencies	-	18,288	-	18,288	-
U.S. Treasury notes	24,727	-	-	24,727	-
	24,727	73,464	-	98,191	-
Available-for-sale equity securities	15,688	-	-	15,688	-
Money market funds	16,472	-	-	16,472	-
Certificates of deposit	-	14,864	-	14,864	-
Total available-for-sale investments	56,887	88,328	-	145,215	-
Deposits held in money market funds	100	4,126	-	4,226	-
	$56,987	$92,454	$-	$149,441	$-
Liabilities:
Contingent consideration liability	$-	$-	$(4,943)	$(4,943)	$-
Interest rate swaps	-	(2,718)	-	(2,718)	-
	$-	$(2,718)	$(4,943)	$(7,661)	$-
Non-recurring:
Assets:
Property and equipment	$-	$-	$650,222	$650,222	$(31,029)
Goodwill	-	-	361,310	361,310	(261,129)
Intangible assets - Kindred at Home	-	-	19,010	19,010	(3,534)
Intangible assets - Hospitals	-	-	641	641	(3,559)
Hospitals available for sale	-	-	-	-	(43,308)
	$-	$-	$1,031,183	$1,031,183	$(342,559)
Liabilities	$-	$-	$-	$-	$-

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 21 – FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)

Recurring measurements

The Company’s available-for-sale investments held by Cornerstone consist of debt securities, money market funds and certificates of deposit. These available-for-sale investments and the insurance subsidiary’s cash and cash equivalents of $46.6 million as of December 31, 2017 and $170.3 million as of December 31, 2016, classified as insurance subsidiary investments, are maintained for the payment of claims and expenses related to professional liability and workers compensation risks. In connection with the Insurance Restructuring, the Company liquidated a significant portion of its insurance subsidiary investments and released cash back to the parent company to repay debt and increase cash reserves.

The Company also has available-for-sale investments totaling $1.4 million as of December 31, 2017 and $1.7 million as of December 31, 2016 related to a deferred compensation plan that is maintained for certain of the Company’s current and former employees.

The fair value of actively traded debt and money market funds is based upon quoted market prices and are generally classified as Level 1. The fair value of inactively traded debt securities and certificates of deposit is based upon either quoted market prices of similar securities or observable inputs such as interest rates using either a market or income valuation approach and are generally classified as Level 2. The Company’s investment advisors obtain and review pricing for each security. The Company is responsible for the determination of fair value and as such the Company reviews the pricing information from its advisors in determining reasonable estimates of fair value. Based upon the Company’s internal review procedures, there were no adjustments to the prices during 2017 or 2016.

The Company’s deposits held in money market funds consist primarily of cash and cash equivalents for the Company’s general corporate purposes.

The Company acquired a contingent consideration liability in the Gentiva Merger from a prior acquisition by Gentiva with an initial estimated fair value of $7.9 million. The fair value is determined using a discounted cash flow approach utilizing Level 2 and Level 3 inputs which includes observable market discount rates, fixed payment schedules, and assumptions based on achieving certain predefined performance criteria. As of December 31, 2017, the fair value of the contingent consideration liability was $3.4 million. The change in fair value for the year ended December 31, 2017 consists of $1.8 million in payments and $0.2 million in accrued interest included in interest expense in the accompanying consolidated statement of operations. A one percent change in the discount rate used to calculate the accretion of the present value of the contingent consideration liability would have an impact on the fair value of approximately $0.1 million.

The fair value of the derivative asset or liability associated with the interest rate swaps is estimated using industry-standard valuation models, which are Level 2 measurements. Such models project future cash flows and discount the future amounts to a present value using market-based observable inputs, including interest rate curves. See Note 15.

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments. The carrying value is equal to fair value for financial instruments that are based upon quoted market prices or current market rates. The Company’s long-term debt is based upon Level 2 inputs.

	December 31, 2017		December 31, 2016
(In thousands)	Carrying value	Fair value	Carrying value	Fair value
Cash and cash equivalents	$160,254	$160,254	$137,061	$137,061
Insurance subsidiary investments	51,534	51,534	313,895	313,895
Long-term debt, including amounts due within one year (excluding capital lease obligations totaling $0.3 million and $0.6 million at December 31, 2017 and December 31, 2016, respectively)	3,161,298	3,316,136	3,242,459	3,220,291

Non-recurring measurements

During the fourth quarter of 2017, the Company recorded a hospital division reporting unit goodwill impairment charge of $236.3 million in connection with its annual impairment test performed as of October 1, 2017. The impairment was required after cash flow projections and related mitigation strategies were refined after completing the first full year of operations under the LTAC Legislation. The refinement of the projections and mitigation strategies were finalized over the last three months of 2017 in connection with the preparation of the Company’s annual budget for 2018. The Company also tested the carrying value of its hospital division intangible assets and property and equipment and determined impairment charges of $3.2 million for a Medicare license and $0.8 million for property and equipment were also necessary. The fair value of the assets was measured using Level 3 inputs, such as operating cash flows, market data and replacement cost factoring in depreciation, economic obsolescence and inflation trends.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 21 – FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)

Non-recurring measurements (Continued)

During the fourth quarter of 2017, the Company also recorded an asset impairment charge of $3.5 million related to previously acquired home health and hospice certificates of need as part of the annual indefinite-lived intangible assets impairment review at October 1, 2017. The fair value of the certificates of need was measured using Level 3 inputs, such as operating cash flows.

During the fourth quarter of 2017, the Company also recorded asset impairment charges of $1.1 million related to property and equipment of the planned sale of two hospitals. The fair value of the property and equipment was measured using Level 3 inputs, primarily replacement cost and a pending offer.

During the year ended December 31, 2017, the Company recorded asset impairment charges of $134.6 million related to the previously acquired RehabCare trade name ($97.4 million) and customer relationship intangible asset ($37.2 million) due to the expected loss of affiliated contracts related to the SNF Divestiture and cancellation of non-affiliated contracts. The fair value of the trade name was measured using Level 3 inputs, such as projected revenues and royalty rate. The fair value of the customer relationship intangible asset was measured using Level 3 inputs, such as discounted projected future operating cash flows.

During the year ended December 31, 2017, the Company also recorded asset impairment charges of $1.3 million related to a hospital certificate of need ($0.7 million) and a Medicare certification for an IRF ($0.6 million) as part of the annual indefinite-lived intangible assets impairment review at May 1, 2017. The fair value of the certificate of need was measured using Level 3 inputs, such as operating cash flows. The fair value of the Medicare certification was measured using a pending offer, a Level 3 input.

During the year ended December 31, 2017, the Company recorded an asset impairment charge of $0.4 million related to a valuation adjustment for a building within the Kindred at Home division. The fair value of the building was measured using Level 3 inputs, primarily replacement cost.

During the year ended December 31, 2017, the Company recorded an asset impairment charge of $1.3 million related to the SNF Divestiture which is recorded in discontinued operations. The fair value of property and equipment was measured using Level 3 inputs, primarily replacement costs.

During the fourth quarter of 2016, the Company recorded an asset impairment charge of $3.6 million related to previously acquired home health and hospice Medicare certifications, certificates of need and a trade name, as part of the annual indefinite-lived intangible assets impairment review at October 1, 2016. The fair value of the assets was measured using Level 3 unobservable inputs, such as projected revenue and operating cash flows.

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

During the year ended December 31, 2016, the Company reviewed the long-lived assets related to the decline in financial performance of its nursing center division. After determining it was more likely than not that the Company would dispose of its skilled nursing facility business, the Company determined that its property and equipment was impaired. As a result, the Company recorded an impairment charge of $22.5 million which is recorded in discontinued operations. The fair value of the assets was measured using Level 3 inputs, such as operating cash flows and replacement costs.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 21 – FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)

Non-recurring measurements (Continued)

During the year ended December 31, 2016, the Company reviewed the long-lived assets related to the planned divestiture and pending offers for a nursing center held for sale and determined its property and equipment was impaired. As a result, the Company recorded an impairment charge of $5.3 million which is recorded in discontinued operations. The fair value of the assets was measured based upon pending offers, a Level 3 input.

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

NOTE 22 – NONCONTROLLING INTERESTS

As of December 31, 2017, the Company had ownership ranging from 40% to 99% in various partnerships. During 2017 and 2015, the Company did not complete any buyouts of noncontrolling interests. During 2016, the Company completed a full joint venture buyout of a noncontrolling interest as detailed in the table below (in thousands). In accordance with the authoritative guidance of noncontrolling interests, this payment has been accounted for as an equity transaction.

Decrease in carrying value of noncontrolling interests for purchase of noncontrolling interest in subsidiary	$766
Decrease in Company's capital in excess of par value for purchase of noncontrolling interest in subsidiary	234
Total cash consideration paid in exchange for purchase of noncontrolling interest	$1,000

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 23 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The accompanying condensed consolidating financial information has been prepared and presented pursuant to the Securities and Exchange Commission Regulation S-X, Rule 3-10, “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered.” The Company’s Notes due 2020, Notes due 2022 and Notes due 2023 are fully and unconditionally guaranteed by substantially all of the Company’s domestic 100% owned subsidiaries. The Company’s Notes due 2020 and the Notes due 2023, which were issued during 2014, were senior unsecured obligations of the Escrow Issuer, which, prior to the Gentiva Merger, was a non-guarantor subsidiary of the Company. In connection with the Gentiva Merger, the Escrow Issuer was merged with and into the Company, with the Company assuming the Notes due 2020 and Notes due 2023. See Note 15. The equity method has been used with respect to the parent company’s investment in subsidiaries.

The following condensed consolidating financial data present the financial position of the parent company/issuer, the guarantor subsidiaries and the non-guarantor subsidiaries as of December 31, 2017 and December 31, 2016, and the respective results of operations and cash flows for the three years ended December 31, 2017.

Condensed Consolidating Statement of Operations and Comprehensive Loss

	Year ended December 31, 2017
(In thousands)	Parent company/ issuer	Guarantor subsidiaries	Non-guarantor subsidiaries	Consolidating and eliminating adjustments	Consolidated
Revenues	$-	$5,360,982	$673,141	$-	$6,034,123
Salaries, wages and benefits	-	3,061,104	257,781	-	3,318,885
Supplies	-	264,294	39,629	-	303,923
Building rent	-	204,358	53,158	-	257,516
Equipment rent	-	29,732	5,124	-	34,856
Other operating expenses	-	585,579	55,185	-	640,764
General and administrative expenses	-	936,899	132,865	-	1,069,764
Other income	-	(478)	(2,982)	-	(3,460)
Litigation contingency expense	-	7,435	-	-	7,435
Impairment charges	-	279,829	101,350	-	381,179
Restructuring charges	-	84,112	749	-	84,861
Depreciation and amortization	-	95,286	9,519	-	104,805
Management fees	-	(8,767)	8,767	-	-
Intercompany interest (income) expense from affiliates	(179,511)	127,459	52,052	-	-
Interest expense (income)	242,398	(1,039)	52	-	241,411
Investment income	-	(368)	(3,131)	-	(3,499)
Equity in net loss of consolidating affiliates	635,465	-	-	(635,465)	-
	698,352	5,665,435	710,118	(635,465)	6,438,440
Loss from continuing operations before income taxes	(698,352)	(304,453)	(36,977)	635,465	(404,317)
Provision (benefit) for income taxes	-	(165,254)	8,138	-	(157,116)
Loss from continuing operations	(698,352)	(139,199)	(45,115)	635,465	(247,201)
Discontinued operations, net of income taxes:
Income (loss) from operations	-	(29,725)	12,871	-	(16,854)
Loss on divestiture of operations	-	(379,260)	-	-	(379,260)
Income (loss) from discontinued operations	-	(408,985)	12,871	-	(396,114)
Net loss	(698,352)	(548,184)	(32,244)	635,465	(643,315)
Earnings attributable to noncontrolling interests:
Continuing operations	-	-	(42,176)	-	(42,176)
Discontinued operations	-	-	(12,861)	-	(12,861)
	-	-	(55,037)	-	(55,037)
Loss attributable to Kindred	$(698,352)	$(548,184)	$(87,281)	$635,465	$(698,352)
Comprehensive loss	$(693,746)	$(548,142)	$(32,296)	$635,475	$(638,709)
Comprehensive loss attributable to Kindred	$(693,746)	$(548,142)	$(87,333)	$635,475	$(693,746)

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 23 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Condensed Consolidating Statement of Operations and Comprehensive Loss (Continued)

	Year ended December 31, 2016
(In thousands)	Parent company/ issuer	Guarantor subsidiaries	Non-guarantor subsidiaries	Consolidating and eliminating adjustments	Consolidated
Revenues	$-	$5,625,662	$768,982	$(102,115)	$6,292,529
Salaries, wages and benefits	-	3,143,055	249,208	-	3,392,263
Supplies	-	299,919	43,146	-	343,065
Building rent	-	209,313	54,993	-	264,306
Equipment rent	-	34,372	5,557	-	39,929
Other operating expenses	-	597,226	59,566	-	656,792
General and administrative expenses	-	981,470	228,293	(102,115)	1,107,648
Other income	-	(2,091)	(2,975)	-	(5,066)
Litigation contingency expense	-	2,840	-	-	2,840
Impairment charges	-	193,057	121,672	-	314,729
Restructuring charges	-	94,108	2,018	-	96,126
Depreciation and amortization	-	122,522	9,297	-	131,819
Management fees	-	(8,862)	8,862	-	-
Intercompany interest (income) expense from affiliates	(222,445)	177,578	44,867	-	-
Interest expense (income)	234,630	(129)	111	-	234,612
Investment income	-	(453)	(2,655)	-	(3,108)
Equity in net loss of consolidating affiliates	656,019	-	-	(656,019)	-
	668,204	5,843,925	821,960	(758,134)	6,575,955
Loss from continuing operations before income taxes	(668,204)	(218,263)	(52,978)	656,019	(283,426)
Provision (benefit) for income taxes	(3,974)	308,700	9,536	-	314,262
Loss from continuing operations	(664,230)	(526,963)	(62,514)	656,019	(597,688)
Discontinued operations, net of income taxes:
Income (loss) from operations	-	(25,111)	18,919	-	(6,192)
Loss on divestiture of operations	-	(6,744)	-	-	(6,744)
Income (loss) from discontinued operations	-	(31,855)	18,919	-	(12,936)
Net loss	(664,230)	(558,818)	(43,595)	656,019	(610,624)
Earnings attributable to noncontrolling interests:
Continuing operations	-	-	(34,847)	-	(34,847)
Discontinued operations	-	-	(18,759)	-	(18,759)
	-	-	(53,606)	-	(53,606)
Loss attributable to Kindred	$(664,230)	$(558,818)	$(97,201)	$656,019	$(664,230)
Comprehensive loss	$(660,025)	$(558,598)	$(43,255)	$655,459	$(606,419)
Comprehensive loss attributable to Kindred	$(660,025)	$(558,598)	$(96,861)	$655,459	$(660,025)

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 23 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) (Continued)

	Year ended December 31, 2015
(In thousands)	Parent company/ issuer	Guarantor subsidiaries	Non-guarantor subsidiaries	Consolidating and eliminating adjustments	Consolidated
Revenues	$-	$5,507,709	$714,383	$(102,874)	$6,119,218
Salaries, wages and benefits	-	3,000,718	232,329	-	3,233,047
Supplies	-	299,846	42,229	-	342,075
Building rent	-	206,717	50,504	-	257,221
Equipment rent	-	33,767	4,823	-	38,590
Other operating expenses	-	585,522	54,086	-	639,608
General and administrative expenses	-	1,092,613	221,048	(102,874)	1,210,787
Other (income) expense	-	744	(3,102)	-	(2,358)
Litigation contingency expense	-	138,648	-	-	138,648
Impairment charges	-	24,757	-	-	24,757
Restructuring charges	-	12,618	-	-	12,618
Depreciation and amortization	-	120,238	9,008	-	129,246
Management fees	-	(19,904)	19,904	-	-
Intercompany interest (income) expense from affiliates	(205,411)	160,201	45,210	-	-
Interest expense	228,826	3,176	349	-	232,351
Investment income	-	(1,609)	(1,147)	-	(2,756)
Equity in net loss of consolidating affiliates	79,183	-	-	(79,183)	-
	102,598	5,658,052	675,241	(182,057)	6,253,834
Income (loss) from continuing operations before income taxes	(102,598)	(150,343)	39,142	79,183	(134,616)
Provision (benefit) for income taxes	(9,214)	(50,084)	7,584	-	(51,714)
Income (loss) from continuing operations	(93,384)	(100,259)	31,558	79,183	(82,902)
Discontinued operations, net of income taxes:
Income from operations	-	15,273	15,531	-	30,804
Gain on divestiture of operations	-	1,244	-	-	1,244
Income from discontinued operations	-	16,517	15,531	-	32,048
Net income (loss)	(93,384)	(83,742)	47,089	79,183	(50,854)
Earnings attributable to noncontrolling interests:
Continuing operations	-	-	(26,044)	-	(26,044)
Discontinued operations	-	-	(16,486)	-	(16,486)
	-	-	(42,530)	-	(42,530)
Income (loss) attributable to Kindred	$(93,384)	$(83,742)	$4,559	$79,183	$(93,384)
Comprehensive income (loss)	$(93,465)	$(83,286)	$46,890	$78,926	$(50,935)
Comprehensive income (loss) attributable to Kindred	$(93,465)	$(83,286)	$4,360	$78,926	$(93,465)

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 23 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Condensed Consolidating Balance Sheet

	As of December 31, 2017
(In thousands)	Parent company/ issuer	Guarantor subsidiaries	Non-guarantor subsidiaries	Consolidating and eliminating adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$-	$40,893	$119,361	$-	$160,254
Insurance subsidiary investments	-	-	22,546	-	22,546
Accounts receivable, net	-	993,907	128,625	-	1,122,532
Inventories	-	17,714	4,002	-	21,716
Income taxes	-	3,467	1,079	-	4,546
Assets held for sale	-	16,555	780	-	17,335
Other	2,508	51,980	6,122	-	60,610
	2,508	1,124,516	282,515	-	1,409,539
Property and equipment, net	-	682,276	53,703	-	735,979
Goodwill	-	1,839,845	348,721	-	2,188,566
Intangible assets, net	-	558,827	45,511	-	604,338
Insurance subsidiary investments	-	-	28,988	-	28,988
Investment in subsidiaries	3,405,029	-	-	(3,405,029)	-
Intercompany receivable	-	691,980	-	(691,980)	-
Deferred tax assets	-	-	1,036	(1,036)	-
Other	5,699	112,808	146,800	-	265,307
	$3,413,236	$5,010,252	$907,274	$(4,098,045)	$5,232,717
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$-	$133,031	$58,796	$-	$191,827
Salaries, wages and other compensation	-	334,729	17,450	-	352,179
Due to third party payors	-	35,269	52	-	35,321
Professional liability risks	-	46,274	14,493	-	60,767
Accrued lease termination fees	-	7,610	-	-	7,610
Other accrued liabilities	73,840	172,402	17,735	-	263,977
Long-term debt due within one year	14,034	-	604	-	14,638
	87,874	729,315	109,130	-	926,319
Long-term debt	3,146,594	-	378	-	3,146,972
Intercompany payable	55,442	-	636,538	(691,980)	-
Professional liability risks	-	142,479	134,350	-	276,829
Deferred tax liabilities	-	37,917	-	(1,036)	36,881
Deferred credits and other liabilities	-	434,105	63,849	-	497,954
Commitments and contingencies
Equity (deficit):
Stockholder's equity (deficit)	123,326	3,666,436	(261,407)	(3,405,029)	123,326
Noncontrolling interests	-	-	224,436	-	224,436
	123,326	3,666,436	(36,971)	(3,405,029)	347,762
	$3,413,236	$5,010,252	$907,274	$(4,098,045)	$5,232,717

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

 NOTE 23 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

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

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 23 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Condensed Consolidating Statement of Cash Flows

	Year ended December 31, 2017
(In thousands)	Parent company/ issuer	Guarantor subsidiaries	Non-guarantor subsidiaries	Consolidating and eliminating adjustments	Consolidated
Net cash provided by (used in) operating activities	$(50,748)	$268,325	$(141,882)	$-	$75,695
Cash flows from investing activities:
Routine capital expenditures	-	(67,222)	(2,584)	-	(69,806)
Development capital expenditures	-	(25,895)	-	-	(25,895)
Acquisitions, net of cash acquired	-	(9,650)	-	-	(9,650)
Sale of assets, net of lease termination charges	-	(71,555)	-	-	(71,555)
Purchase of insurance subsidiary investments	-	-	(113,661)	-	(113,661)
Sale of insurance subsidiary investments	-	-	243,616	-	243,616
Net change in insurance subsidiary cash and cash equivalents	-	-	133,618	-	133,618
Net change in other investments	-	24,637	-	-	24,637
Return of contributed surplus from Cornerstone	-	43,000	-	(43,000)	-
Other	-	7	-	-	7
Net cash provided by (used in) investing activities	-	(106,678)	260,989	(43,000)	111,311
Cash flows from financing activities:
Proceeds from borrowings under revolving credit	1,369,700	-	-	-	1,369,700
Repayment of borrowings under revolving credit	(1,432,200)	-	-	-	(1,432,200)
Repayment of term loan	(14,034)	-	-	-	(14,034)
Repayment of other long-term debt	-	-	(1,045)	-	(1,045)
Payment of deferred financing costs	(413)	-	-	-	(413)
Issuance of Common Stock in connection with employee benefit plans	32	-	-	-	32
Payment of dividend for Mandatory Redeemable Preferred Stock	(12,372)	-	-	-	(12,372)
Dividends paid	(10,228)	-	-	-	(10,228)
Contributions made by noncontrolling interests	-	-	505	-	505
Distributions to noncontrolling interests	-	-	(61,226)	-	(61,226)
Payroll tax payments for equity awards issuance	-	(2,532)	-	-	(2,532)
Return of contributed surplus from Cornerstone	-	-	(43,000)	43,000	-
Net change in intercompany accounts	150,263	(143,989)	(6,274)	-	-
Net cash provided by (used in) financing activities	50,748	(146,521)	(111,040)	43,000	(163,813)
Change in cash and cash equivalents	-	15,126	8,067	-	23,193
Cash and cash equivalents at beginning of period	-	25,767	111,294	-	137,061
Cash and cash equivalents at end of period	$-	$40,893	$119,361	$-	$160,254

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 23 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Condensed Consolidating Statement of Cash Flows (Continued)

	Year ended December 31, 2016
(In thousands)	Parent company/ issuer	Guarantor subsidiaries	Non-guarantor subsidiaries	Consolidating and eliminating adjustments	Consolidated
Net cash provided by (used in) operating activities	$(630)	$93,641	$95,225	$-	$188,236
Cash flows from investing activities:
Routine capital expenditures	-	(88,875)	(7,177)	-	(96,052)
Development capital expenditures	-	(14,060)	(20,765)	-	(34,825)
Acquisitions, net of cash acquired	-	(78,840)	-	-	(78,840)
Acquisition deposits	-	18,489	-	-	18,489
Sale of assets	-	25,987	-	-	25,987
Purchase of insurance subsidiary investments	-	-	(97,740)	-	(97,740)
Sale of insurance subsidiary investments	-	-	95,488	-	95,488
Net change in insurance subsidiary cash and cash equivalents	-	-	877	-	877
Net change in other investments	-	(34,521)	1,751	-	(32,770)
Other	-	(255)	-	-	(255)
Net cash used in investing activities	-	(172,075)	(27,566)	-	(199,641)
Cash flows from financing activities:
Proceeds from borrowings under revolving credit	1,643,300	-	-	-	1,643,300
Repayment of borrowings under revolving credit	(1,689,400)	-	-	-	(1,689,400)
Proceeds from issuance of term loan, net of discount	198,100	-	-	-	198,100
Proceeds from other long-term debt	-	-	750	-	750
Repayment of term loan	(13,527)	-	-	-	(13,527)
Repayment of other long-term debt	-	-	(1,104)	-	(1,104)
Payment of deferred financing costs	(522)	-	-	-	(522)
Payment of dividend for Mandatory Redeemable Preferred Stock	(11,514)	-	-	-	(11,514)
Dividends paid	(40,738)	-	-	-	(40,738)
Contributions made by noncontrolling interests	-	-	14,514	-	14,514
Distributions to noncontrolling interests	-	-	(45,985)	-	(45,985)
Purchase of noncontrolling interests	-	-	(1,000)	-	(1,000)
Payroll tax payments for equity awards issuance	-	(3,166)	-	-	(3,166)
Net change in intercompany accounts	(85,069)	89,135	(4,066)	-	-
Net cash provided by (used in) financing activities	630	85,969	(36,891)	-	49,708
Change in cash and cash equivalents	-	7,535	30,768	-	38,303
Cash and cash equivalents at beginning of period	-	18,232	80,526	-	98,758
Cash and cash equivalents at end of period	$-	$25,767	$111,294	$-	$137,061

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 23 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Condensed Consolidating Statement of Cash Flows (Continued)

	Year ended December 31, 2015
(In thousands)	Parent company/ issuer	Guarantor subsidiaries	Non-guarantor subsidiaries	Consolidating and eliminating adjustments	Consolidated
Net cash provided by operating activities	$21,963	$84,605	$69,682	$-	$176,250
Cash flows from investing activities:
Routine capital expenditures	-	(110,776)	(11,155)	-	(121,931)
Development capital expenditures	-	(19,931)	-	-	(19,931)
Acquisitions, net of cash acquired	-	(511,683)	(161,864)	-	(673,547)
Acquisition deposits	-	176,511	-	-	176,511
Sale of assets	-	8,735	-	-	8,735
Proceeds from senior unsecured notes offering held in escrow	-	-	1,350,000	-	1,350,000
Interest in escrow for senior unsecured notes	-	-	23,438	-	23,438
Purchase of insurance subsidiary investments	-	-	(85,222)	-	(85,222)
Sale of insurance subsidiary investments	-	-	75,075	-	75,075
Net change in insurance subsidiary cash and cash equivalents	-	-	(12,271)	-	(12,271)
Proceeds from note receivable	-	25,000	-	-	25,000
Net change in other investments	-	(4,620)	-	-	(4,620)
Other	-	10,972	-	-	10,972
Net cash provided by (used in) investing activities	-	(425,792)	1,178,001	-	752,209
Cash flows from financing activities:
Proceeds from borrowings under revolving credit	1,740,450	-	-	-	1,740,450
Repayment of borrowings under revolving credit	(1,631,850)	-	-	-	(1,631,850)
Proceeds from issuance of senior unsecured notes due 2020 and 2023	1,350,000	-	(1,350,000)	-	-
Proceeds from issuance of term loan, net of discount	199,000	-	-	-	199,000
Repayment of Gentiva debt	-	(1,177,363)	-	-	(1,177,363)
Repayment of term loan	(12,010)	-	-	-	(12,010)
Repayment of other long-term debt	-	-	(6,752)	-	(6,752)
Payment of deferred financing costs	(3,446)	-	-	-	(3,446)
Issuance of Common Stock in connection with employee benefit plans	534	-	-	-	534
Payment of costs associated with issuance of common stock and tangible equity units	(915)	-	-	-	(915)
Payment of dividend for Mandatory Redeemable Preferred Stock	(10,887)	-	-	-	(10,887)
Dividends paid	(40,119)	-	-	-	(40,119)
Contributions made by noncontrolling interests	-	-	2,152	-	2,152
Distributions to noncontrolling interests	-	-	(42,458)	-	(42,458)
Change in intercompany accounts	(1,612,720)	1,417,599	195,121	-	-
Payroll tax payments for equity awards issuance	-	(10,225)	-	-	(10,225)
Net cash provided by (used in) financing activities	(21,963)	230,011	(1,201,937)	-	(993,889)
Change in cash and cash equivalents	-	(111,176)	45,746	-	(65,430)
Cash and cash equivalents at beginning of period	-	129,408	34,780	-	164,188
Cash and cash equivalents at end of period	$-	$18,232	$80,526	$-	$98,758

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 24 – LEGAL AND REGULATORY PROCEEDINGS

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

Medicare and Medicaid payment reviews, audits, and investigations—As a result of the Company’s participation in the Medicare and Medicaid programs, the Company faces and is currently subject to various governmental and internal reviews, audits, and investigations to verify the Company’s compliance with these programs and applicable laws and regulations. The Company is routinely subject to audits under various government programs, such as the CMS Recovery Audit Contractor program, in which third party firms engaged by CMS conduct extensive reviews of claims data and medical and other records to identify potential improper payments to healthcare providers under the Medicare program. In addition, the Company, like other healthcare providers, is subject to ongoing investigations by the OIG, the DOJ and state attorneys general into the billing of services provided to Medicare and Medicaid patients, including whether such services were properly documented and billed, whether services provided were medically necessary, and general compliance with conditions of participation in the Medicare and Medicaid programs. Private pay sources such as third party insurance and managed care entities also often reserve the right to conduct audits. The Company’s costs to respond to and defend any such reviews, audits, and investigations are significant and are likely to increase in the current enforcement environment. These audits and investigations may require the Company to refund or retroactively adjust amounts that have been paid under the relevant government program or by other payors. Further, an adverse review, audit, or investigation also could result in other adverse consequences, particularly if the underlying conduct is found to be pervasive or systemic. These consequences include (1) state or federal agencies imposing fines, penalties, and other sanctions on the Company; (2) loss of the Company’s right to participate in the Medicare or Medicaid programs or one or more third party payor networks; (3) indemnity claims asserted by customers and others for which the Company provides services; and (4) damage to the Company’s reputation in various markets, which could adversely affect the Company’s ability to attract patients, customers and employees.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 24 – LEGAL AND REGULATORY PROCEEDINGS (Continued)

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

In connection with the Settlement Agreement, RehabCare has received requests for indemnification from some of its current and former customers related to alleged damages stemming from payments made by these customers to the DOJ and the related legal and other costs. The Company settled indemnification disputes totaling $5.8 million during 2017.

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

A purported wage and hour class action lawsuit is currently pending against the Company in federal district court for the Northern District of California. This lawsuit pertains to alleged errors made by the Company with respect to minimum wage and overtime payments resulting from a piece-rate payment system. The Company tentatively settled this lawsuit in December 2017 for $12 million, subject to final court approval. The Company is responsible for $7.5 million of the tentative settlement amount, as well as legal expenses, with insurance funding the remaining $4.5 million. In connection with this lawsuit, the Company recorded a $2.0 million loss provision in the first quarter of 2017, an additional $3.0 million loss provision in the third quarter of 2017, and an additional $2.5 million in the fourth quarter of 2017, for a total loss reserve of $7.5 million. The Company continues to deny the allegations made in this lawsuit and will defend this action and any related claims vigorously.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 24 – LEGAL AND REGULATORY PROCEEDINGS (Continued)

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

Shareholder actions—The Company is also subject to lawsuits and other shareholder actions brought from time to time. A shareholder derivative action (the “Complaint”) was previously pending against certain of the Company’s current and former officers and directors in circuit court for Jefferson County, Kentucky. The Complaint also named the Company as a nominal defendant. The Complaint alleged that the named current and former officers and directors breached their respective duties of good faith, loyalty, and candor, and other general fiduciary duties owed to the Company and its shareholders by, among other things, failing to exercise reasonable and prudent supervision over the management, policies, and controls of the Company in order to detect practices that existed at RehabCare resulting in the Company having to enter into two separate settlement agreements with the DOJ. The Complaint was settled in January 2018 in exchange for the Company’s agreement to pay plaintiff $950,000 in fees and expenses. The Company previously recorded a loss reserve of $1.0 million in the third quarter of 2017 related to this matter. The Company continues to deny the allegations made in the Complaint.

Six purported class action complaints related to the Merger have been filed on behalf of putative classes of the Company’s public stockholders (the “Merger Complaints”). Four of these complaints were filed in the United States District Court for the District of Delaware: Sehrgosha v. Kindred Healthcare, Inc., et al., filed on February 8, 2018; Carter v. Kindred Healthcare, Inc., et al., filed on February 14, 2018; Rosenfeld v. Kindred Healthcare, Inc., et al., filed on February 15, 2018; and Einhorn v. Kindred Healthcare, Inc., et al., filed on February 21, 2018. The remaining two complaints were filed in the United States District Court for the Western District of Kentucky: Tompkins v. Kindred Healthcare, Inc., et al., filed on February 9, 2018; and Buskirk v. Kindred Healthcare, Inc., et al., filed on February 13, 2018. The Company and individual members of the Board are named as defendants in each of the actions. The Tompkins action also names as defendants TPG, WCAS, Humana, Parent, HospitalCo Parent and Merger Sub. The Merger Complaints generally allege that the defendants violated the Securities Exchange Act of 1934, as amended, by failing to disclose material information in the Company’s preliminary proxy statement filed on February 5, 2018. The Merger Complaints seek, among other things, injunctive relief prohibiting the stockholder vote to approve the Merger and unspecified compensatory damages and attorneys’ fees. The Company denies the allegations made in the Merger Complaints and will defend these actions and any related claims vigorously.

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

KINDRED HEALTHCARE, INC.

QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)

(In thousands, except per share amounts)

The following table represents summary quarterly consolidated financial information (unaudited) for the years ended December 31, 2017 and 2016:

	2017 (a)
	First	Second	Third	Fourth
Revenues	$1,539,490	$1,535,831	$1,477,820	$1,480,982
Net income (loss):
Income (loss) from continuing operations	10,323	(104,395)	(17,710)	(135,419)
Discontinued operations, net of income taxes:
Income (loss) from operations	5,059	5,061	(14,291)	(12,683)
Loss on divestiture of operations	(6,166)	(294,039)	(49,663)	(29,392)
Loss from discontinued operations	(1,107)	(288,978)	(63,954)	(42,075)
Net income (loss)	9,216	(393,373)	(81,664)	(177,494)
Earnings attributable to noncontrolling interests:
Continuing operations	(10,483)	(10,791)	(10,960)	(9,942)
Discontinued operations	(4,481)	(4,954)	(3,162)	(264)
	(14,964)	(15,745)	(14,122)	(10,206)
Loss attributable to Kindred	(5,748)	(409,118)	(95,786)	(187,700)
Earnings (loss) per common share:
Basic:
Income (loss) from continuing operations	-	(1.32)	(0.32)	(1.65)
Discontinued operations:
Income (loss) from operations	-	-	(0.20)	(0.15)
Loss on divestiture of operations	(0.07)	(3.36)	(0.57)	(0.33)
Loss from discontinued operations	(0.07)	(3.36)	(0.77)	(0.48)
Net loss	(0.07)	(4.68)	(1.09)	(2.13)
Diluted:
Income (loss) from continuing operations	-	(1.32)	(0.32)	(1.65)
Discontinued operations:
Income (loss) from operations	-	-	(0.20)	(0.15)
Loss on divestiture of operations	(0.07)	(3.36)	(0.57)	(0.33)
Loss from discontinued operations	(0.07)	(3.36)	(0.77)	(0.48)
Net loss	(0.07)	(4.68)	(1.09)	(2.13)
Shares used in computing earnings (loss) per common share:
Basic	87,085	87,506	87,597	87,902
Diluted	87,085	87,506	87,597	87,902
Market prices:
High	9.90	11.75	11.90	10.15
Low	6.58	7.60	5.50	5.75

(a)

See Note 5 for a discussion of impairment charges, Note 6 for a discussion of loss on divestiture of discontinued operations and Note 11 for a discussion on deferred tax asset valuation allowances and deferred tax liability adjustments.

KINDRED HEALTHCARE, INC.

QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED) (Continued)

(In thousands, except per share amounts)

	2016 (a)
	First	Second	Third	Fourth
Revenues	$1,604,214	$1,609,169	$1,564,060	$1,515,086
Net income (loss):
Income (loss) from continuing operations	21,980	30,227	(648,015)	(1,880)
Discontinued operations, net of income taxes:
Income (loss) from operations	3,275	7,170	(23,292)	6,655
Gain (loss) on divestiture of operations	262	(83)	-	(6,923)
Income (loss) from discontinued operations	3,537	7,087	(23,292)	(268)
Net income (loss)	25,517	37,314	(671,307)	(2,148)
Earnings attributable to noncontrolling interests:
Continuing operations	(7,851)	(8,847)	(9,574)	(8,575)
Discontinued operations	(4,665)	(4,678)	(4,732)	(4,684)
	(12,516)	(13,525)	(14,306)	(13,259)
Income (loss) attributable to Kindred	13,001	23,789	(685,613)	(15,407)
Earnings (loss) per common share:
Basic:
Income (loss) from continuing operations	0.16	0.24	(7.57)	(0.12)
Discontinued operations:
Income (loss) from operations	(0.01)	0.03	(0.32)	0.02
Gain (loss) on divestiture of operations	-	-	-	(0.08)
Income (loss) from discontinued operations	(0.01)	0.03	(0.32)	(0.06)
Net income (loss)	0.15	0.27	(7.89)	(0.18)
Diluted:
Income (loss) from continuing operations	0.16	0.23	(7.57)	(0.12)
Discontinued operations:
Income (loss) from operations	(0.01)	0.03	(0.32)	0.02
Gain (loss) on divestiture of operations	-	-	-	(0.08)
Income (loss) from discontinued operations	(0.01)	0.03	(0.32)	(0.06)
Net income (loss)	0.15	0.26	(7.89)	(0.18)
Shares used in computing earnings (loss) per common share:
Basic	86,590	86,836	86,869	86,904
Diluted	87,249	87,500	86,869	86,904
Market prices:
High	12.65	15.66	12.55	10.69
Low	7.96	10.43	9.67	5.65

(a)	See Note 5 for a discussion of impairment charges and Note 11 for a discussion on deferred tax asset valuation allowances.

KINDRED HEALTHCARE, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

(In thousands)

		Additions
	Balance at beginning of period	Charged to cost and expenses	Other	Acquisitions	Deductions or payments	Balance at end of period
Allowance for loss on accounts receivable:
Year ended December 31, 2015	$52,855	$52,460	$-	$-	$(42,419)	$62,896
Year ended December 31, 2016	62,896	40,804	-	-	(32,630)	71,070
Year ended December 31, 2017	71,070	68,284	-	-	(42,455)	96,899
Allowance for deferred taxes (a):
Year ended December 31, 2015	$50,969	$-	$-	$10,063	$(14,356)	$46,676
Year ended December 31, 2016	46,676	385,752	-	(86)	(9,188)	423,154
Year ended December 31, 2017	423,154	115,921	-	-	(160,243)	378,832

(a)

The Company identified deferred income tax assets for federal income tax NOLs of $162.2 million (tax effected at 21%), $162.4 million (tax effected at 35%) and $119.1 million (tax effected at 35%) at December 31, 2017, December 31, 2016 and December 31, 2015, respectively, with corresponding federal deferred income tax valuation allowances of $162.2 million and $162.4 million at December 31, 2017 and December 31, 2016, respectively, after determining that these federal net deferred income tax assets were not realizable. There was no corresponding federal deferred income tax valuation allowances at December 31, 2015. The Company had deferred income tax assets for state income tax NOLs of $82.2 million, $60.4 million and $60.0 million at December 31, 2017, December 31, 2016 and December 31, 2015, respectively, and corresponding state deferred income tax valuation allowances of $82.0 million, $60.0 million and $46.7 million at December 31, 2017, December 31, 2016 and December 31, 2015, respectively, after determining that all or a portion of these state net deferred income tax assets were not realizable. See Note 11 for further discussions related to the deferred tax asset valuation allowance and deferred tax liabilities.