Form 10-K/A
period 2017-12-31
KINDRED HEALTHCARE, INC
filed 2018-04-27
CIK 1060009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-14057

KINDRED HEALTHCARE, INC.

(Exact name of registrant as specified in its charter)

Delaware	61-1323993
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

680 South Fourth Street Louisville, Kentucky	40202
(Address of principal executive offices)	(Zip Code)

(502) 596-7300

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which Registered
Common Stock, par value $0.25 per share	New York Stock Exchange

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Annual Report on Form 10-K or any amendment of this Annual Report on Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

As of March 31, 2018, there were 91,279,221 shares of the registrant’s common stock, $0.25 par value, outstanding.

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2017 originally filed on March 1, 2018 (the “Original Filing”) by Kindred Healthcare, Inc., a Delaware corporation (“Kindred,” “Company,” “we,” “our,” or “us”). We are filing this Amendment to present the information required by Part III of Form 10-K as we will not file our definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2017.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.

Item 10.	Directors, Executive Officers and Corporate Governance

Board Meetings and Committees

During 2017, the Company’s Board of Directors held 12 meetings, including eight regular meetings and four special meetings. During 2017, each director attended more than 75% of the total number of meetings held by the Board of Directors and each committee of which he or she was a member.

The Board of Directors has established an Audit Committee, an Executive Compensation Committee, a Nominating and Governance Committee, and a Quality of Care and Patient Outcomes Committee. Each committee has a written charter, which is available on the Company’s website at www.kindredhealthcare.com. The Company’s Corporate Governance Guidelines also are available on its website. Information on the Company’s website is not part of the Form 10-K/A.

Audit Committee

The Audit Committee has four members consisting of Mr. Richard Goodman (Chair), Mr. Joel Ackerman, Mr. Christopher T. Hjelm, and Lynn Simon, M.D. Thomas P. Cooper, M.D. served as a member of the Audit Committee until he retired from the Board of Directors on May 24, 2017. Each member of the Audit Committee is independent and financially literate as defined under the listing standards of the New York Stock Exchange (“NYSE”). The Board of Directors has determined that Mr. Goodman and Mr. Ackerman are Audit Committee financial experts as defined in Item 407 of Regulation S-K promulgated under the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Audit Committee held seven meetings during 2017. The Audit Committee assists the Board of Directors in monitoring: (1) the integrity of the Company’s financial statements and the adequacy of the Company’s system of internal controls, accounting policies, and financial reporting practices; (2) the independent registered public accounting firm’s qualifications and independence; (3) the performance of the Company’s internal audit function and of its independent registered public accounting firm; and (4) the Company’s compliance with legal and regulatory requirements.

Executive Compensation Committee

The Executive Compensation Committee has four members consisting of Mr. Frederick J. Kleisner (Chair), Mr. Jonathan D. Blum, Ms. Heyward R. Donigan, and Sharad Mansukani, M.D. Each member of the Executive Compensation Committee is independent as defined under the listing standards of the NYSE, qualifies as an outside director within the meaning of Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), and qualifies as a non-employee director within the meaning of Rule 16b-3 under the Exchange Act. The Executive Compensation Committee held seven meetings during 2017. The Executive Compensation Committee assists the Board of Directors in fulfilling its responsibility to the Company’s shareholders, potential shareholders, and the investment community by ensuring that the Company’s key executives, officers, and Board members are compensated in accordance with the Company’s overall compensation policy and executive compensation program. The Executive Compensation Committee recommends and approves compensation policies, programs, and pay levels that are necessary to support the Company’s objectives and that are rational and reasonable to the value of the services rendered. The Executive Compensation Committee also reviews and discusses with management the Compensation Discussion and Analysis prepared for inclusion in this Form 10-K/A and, based upon such review, determines whether to recommend to the Board of Directors that the Compensation Discussion and Analysis be included in this Form 10-K/A. Furthermore, the Executive Compensation Committee prepared the section entitled “Compensation Committee Report” on page 43 of this Form 10-K/A.

The Executive Compensation Committee’s processes and procedures for the consideration and determination of executive compensation, including the role of the Company’s Chief Executive Officer in making recommendations to the Executive Compensation Committee and the role of its independent compensation consultant in assisting the Executive Compensation Committee in its functions, are more fully described below in the section entitled “Compensation Discussion and Analysis” beginning on page 4 of this Form 10-K/A.

Nominating and Governance Committee

The Nominating and Governance Committee has four members consisting of Mr. Jonathan D. Blum (Chair), Mr. Joel Ackerman, Mr. Richard Goodman, and Mr. Christopher T. Hjelm. Each member of the Nominating and Governance Committee is independent as defined under the listing standards of the NYSE. The Nominating and Governance Committee held five meetings during 2017. The Nominating and Governance Committee assists the Board of Directors by: (1) identifying individuals qualified to become members of the Board of Directors, approving the director nominees for the next annual meeting of shareholders, and approving nominees to fill vacancies on the Board of Directors; (2) recommending to the Board of Directors nominees and chair(s) for each committee; (3) leading the Board of Directors in its annual review of the Board of Directors’ performance; and (4) recommending to the Board of Directors the Corporate Governance Guidelines applicable to the Company. The Nominating and Governance Committee also recommends to the Board of Directors whether or not to accept the expected resignation of any director who fails to receive the required vote for re-election in any uncontested election as set forth in the Company’s bylaws and Corporate Governance Guidelines.

Quality of Care and Patient Outcomes Committee

The Quality of Care and Patient Outcomes Committee has six members consisting of Lynn Simon, M.D. (Chair), Mr. Paul J. Diaz, Ms. Heyward R. Donigan, Mr. Frederick J. Kleisner, Sharad Mansukani, M.D., and Ms. Phyllis R. Yale. Thomas P. Cooper, M.D. served as a member of the Quality of Care and Patient Outcomes Committee until he retired from the Board of Directors on May 24, 2017. With the exception of Mr. Diaz, all members of the Quality of Care and Patient Outcomes Committee are independent as defined under the listing standards of the NYSE. The Quality of Care and Patient Outcomes Committee held four meetings during 2017. The Quality of Care and Patient Outcomes Committee assists the Board of Directors in evaluating and monitoring the Company’s: (1) programs, policies, procedures, and performance-improvement practices that support and enhance the quality of care provided by the Company; (2) compliance with applicable healthcare laws, regulations, policies, professional standards, and industry guidelines; and (3) compliance with the Company’s Code of Conduct.

Director Selection and Evaluation

The Nominating and Governance Committee has generally identified director nominees based upon suggestions by directors, members of management and/or shareholders and outside search firms, and has interviewed and evaluated those persons on its own. The Company also engages outside search firms to identify and screen potential director candidates.

As set forth in its written charter, the Nominating and Governance Committee generally will seek directors who possess integrity, a high level of education and business experience, broad-based business acumen, an understanding of the Company’s businesses and the healthcare industry in general, strategic thinking and a willingness to share ideas, a network of contacts and diversity of experiences, expertise, and backgrounds. While the Corporate Governance Guidelines do not prescribe diversity standards, as a matter of practice, the Nominating and Governance Committee considers diversity in the context of the Board of Directors as a whole and takes into account the personal characteristics and experience of current and prospective directors to facilitate deliberations that reflect a broad range of perspectives.

As set forth in the Company’s Corporate Governance Guidelines, the Nominating and Governance Committee annually reviews with the Board of Directors the requisite skills and characteristics of new Board members, as well as the composition of the Board of Directors as a whole. This assessment includes a review of each director’s independence, as well as consideration of diversity, age, tenure, skills, expertise, and experience in the context of the needs of the Board of Directors.

The Nominating and Governance Committee also conducts an annual evaluation of the Board of Directors and its committees, as well as of each individual director. This process includes the circulation of an evaluation form where specific questions are asked and comments sought. These results are then reviewed and discussed by the Nominating and Governance Committee and the Board of Directors. The Chair of the Board reviews the results with each individual director. On occasion, the Nominating and Governance Committee also engages outside consultants to assist in director evaluations.

The Nominating and Governance Committee uses the criteria and processes set forth above to evaluate potential nominees, and does not evaluate proposed nominees differently depending upon who has made the proposal. The Nominating and Governance Committee reviews current directors who may be proposed for re-election considering the factors and individual evaluation described above and their past contributions to the Board of Directors.

Code of Business Conduct and Ethics

The Company has adopted a Code of Conduct that serves as its code of ethics and applies to all of the Company’s directors and employees, including the principal executive officer, principal financial officer, principal accounting officer, and certain other persons performing similar functions. The text of the Company’s Code of Conduct is posted on the Company’s website located at www.kindredhealthcare.com under the “Investors” section and is available in print to any requesting shareholder. Information contained on the Company’s website is not part of this Form 10-K/A. In addition, the Company intends to disclose on its website: (1) the nature of any amendment to a provision of the Code of Conduct that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer, or certain other persons performing similar functions; and (2) the nature of any waiver, including an implied waiver, from provisions of the Code of Conduct that is granted to one of these specified individuals (which may only be made by the Board of Directors or a Board committee), the name of the person to whom the waiver was granted and the date of the waiver. Such disclosure will be made within four business days following the date of the applicable amendment or waiver.

The Code of Conduct generally prohibits the Company’s directors, executive officers, and employees from engaging in activities that conflict with the interests of the Company and the residents and patients served by the Company. Situations that may give rise to a potential conflict of interest under the Code of Conduct include: (1) having a material direct or indirect financial or business interest in any entity that does business with the Company; (2) having a direct or indirect financial or business interest in any transaction between the Company and a third party; and (3) serving as a director, officer, employee, consultant, or agent of an organization that does business with the Company.

To facilitate compliance with these rules, the Code of Conduct requires that individuals report to their supervisors, or to the Board of Directors in the case of directors and executive officers, circumstances that may create or appear to create a conflict between the personal interests of the individual and the interests of the Company, regardless of the amount involved. In addition, each director and executive officer annually confirms to the Company certain information about potential related person transactions as part of the preparation of the Company’s Annual Report on Form 10-K and its annual proxy statement. Director nominees and persons promoted to executive officer positions also must confirm such information. In addition, management reviews its records and makes additional inquiries of management personnel and, as appropriate, third parties and other resources for purposes of identifying related person transactions, including related person transactions involving beneficial owners of more than 5% of the Company’s voting securities.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers and persons who own more than 10% of the Common Stock of the Company to file initial stock ownership reports and reports of changes in ownership with the Securities and Exchange Commission (the “SEC”). Based upon a review of these reports and on written representations from the Company’s directors and executive officers that no other reports were required, the Company believes that the applicable Section 16(a) reporting requirements were complied with for all transactions that occurred in 2017.

Item 11.	Executive Compensation

COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS

COMPENSATION DISCUSSION AND ANALYSIS

Executive Summary

The Executive Compensation Committee (the “Committee”) has structured our compensation program and goal setting practices to (1) align the interests of our named executive officers and long-term shareholders, (2) ensure that compensation paid reflects both Company and individual named executive officer performance during the year, and (3) to attract, motivate and retain highly qualified senior executives that are critical for our success in a challenging and rapidly evolving healthcare sector.

We are one of the largest healthcare providers in the United States, operating in a highly regulated industry subject to a number of healthcare reform initiatives. At December 31, 2017, our (1) Kindred at Home division primarily provided home health, hospice, and community care services from 608 sites of service in 40 states, (2) hospital division operated 75 transitional care (“TC”) hospitals (certified as long-term acute care (“LTAC”) hospitals under the Medicare program) in 17 states, and (3) Kindred Rehabilitation Services division operated 19 inpatient rehabilitation hospitals (“IRFs”) and 99 hospital-based acute rehabilitation units (“ARUs”) (certified as IRFs), and provided rehabilitation services primarily in hospitals and long-term care settings in 45 states.

We operate highly regulated businesses and receive a substantial portion of our revenues from patients covered by the Medicare and Medicaid programs. We are therefore more susceptible to external pressures affecting our business, including the impact and uncertainty from regulations, legislation and other initiatives to reform the delivery and reimbursement of healthcare and reduce costs. Several of these reforms are very significant and could ultimately change the nature of our services, the methods of payment for our services, and the underlying regulatory environment.

During 2017, we faced several challenges, including the ongoing impact of new patient criteria for our LTAC hospitals, continued pressure on patient referrals across each of our business lines as payors look for lower-cost settings, further Medicare reimbursement risks and the planned disposition of our former nursing center division. These and other challenges negatively impacted our operating results and stock price performance and, as a result, also negatively impacted the amounts earned by our named executive officers under several components of our compensation program.

Despite these challenges, we were able to advance our strategic plan in 2017 as well as conduct an extensive process that resulted in the transaction pursuant to which we will be acquired by a consortium of three companies (TPG Capital, LLC, Welsh, Carson, Anderson & Stowe, L.P., and Humana Inc.) (the “Merger”).

Our strategy is based upon three critical objectives: (1) optimizing our core operations; (2) extending our core operations by forging relationships with hospital systems and others in the post-acute continuum; and (3) positioning the Company for a value-based marketplace in which we develop care management capabilities and capture the financial upside we create.

This strategy requires that we focus on several key objectives:

(1)	Succeeding in our core businesses by providing superior clinical outcomes, quality care and high customer service;

(2)	Continued repositioning of our assets to enhance our performance by focusing on higher growth, less capital intensive businesses;

(3)	Optimizing our Continue the Care® strategy to increase market share and improve care coordination and the quality of care;

(4)	Developing differentiated care management capabilities supported by information technology, data analytics and the Kindred Contact Center; and

(5)	Forge partnerships with leading health systems to gain market share, improve quality and increase efficiency.

Under the leadership of our executive officers, we were able to advance several strategic initiatives in 2017 to support our strategy.

•	Improving Quality and Clinical Outcomes – We continued to make quality improvements in our home health and hospice operations, LTAC hospitals, and IRFs and outperformed national benchmarks. We also established new benchmarks to measure our patients’ customer service experience.

•	Portfolio Optimization and Strengthening the Core – 2017 continued to be a difficult operating environment for post-acute providers. Nevertheless, we took several steps to improve our portfolio and strengthen our core operations. These actions reflect our focus on higher-growth and less capital-intensive businesses, such as our home health, hospice and IRF operations. These actions included:

•	Strategic Exit from the Skilled Nursing Facility Business. In late 2016, we announced our strategic decision to exit the skilled nursing facility business as an owner and operator. During 2017, we substantially completed the sale of our skilled nursing facility business and generated cash proceeds of approximately $664 million.

•	Enterprise Overhead Reduction. As part of a multi-step process, we were able to reduce annual enterprise overhead costs by approximately $92 million in 2017 without making reductions in caregivers at our sites of care.

•	LTAC Mitigation Strategy. We continued our multi-faceted mitigation strategy in response to LTAC patient criteria. During 2017, we implemented several strategies to mitigate over half of the revenue impact from LTAC criteria. We also continued to reduce our LTAC portfolio in certain markets to improve our overall operating results. For example, we closed six LTACs in 2017 and we announced plans to convert one LTAC into a free-standing IRF through a joint venture with a hospital partner.

•	Insurance Restructuring. In 2017, we restructured the funding and retention mechanisms of recent policy years of our professional liability and workers compensation insurance programs, which generated approximately $246 million in cash flows that were used to reduce our outstanding debt.

•	Growing IRF Portfolio. We have definitive agreements in place with joint venture partners to open seven additional IRFs, three of which we expect to open in 2018. We intend to continue expanding our IRF portfolio through joint ventures with leading health systems across the United States.

•	Advancing the Continue the Care Strategy – In 2017, we advanced and operationalized our Continue the Care strategy by enhancing our processes to better facilitate patient placement, discharge planning and the transition of our patients among post-acute care settings and back home, which increased our Continue the Care performance rate by 10% compared to 2016.

•	Strengthening Care Management Capabilities – During 2017, we continued to develop our capabilities to better manage episodes of care, optimize post-acute care placement, create seamless transitions between care settings, and enhance performance improvement reporting processes. A key component of these capabilities is our continued development and expansion of the Kindred Contact Center, a 24-hour telephone contact center staffed by registered nurses that we use to effectively manage patient populations by providing education, discharge planning and aftercare services.

Our executive compensation programs are responsive to our performance

Total direct compensation for the named executive officers is primarily based on the following components: (1) base salary, (2) short-term cash incentives, (3) long-term cash incentives (including the 2017 Replacement Award and the 2017 LTIP Retention Component, each of which is defined below), and (4) equity-based incentive compensation. Since base salary is the only component of compensation that is fixed, we placed a significant portion of our Chief Executive Officer (91%) and other named executive officer (79%) compensation at risk during 2017. The chart below illustrates the mix of fixed versus variable compensation for our Chief Executive Officer and the other named executive officers, based upon target award levels.

2017 TARGET FIXED vs. VARIABLE COMPENSATION

2017 was a challenging year for us and our shareholders in terms of overall financial and stock price performance. Since our compensation program is designed to incentivize our named executive officers to achieve high levels of financial and stock price performance, their compensation is negatively impacted when they fail to achieve those results.

•	Upon the recommendation from our Chief Executive Officer, the Committee exercised its discretion to reduce the awards earned under our short-term incentive plan for 2017 by 20% to reflect our overall financial and stock price performance during 2017 and to better align interests with our shareholders.

•	Based on our 2017 performance on the metrics applicable to our short-term incentive plan, long-term incentive plan (excluding the 2017 LTIP Retention Component, as defined below) and performance-based restricted stock awards, as well as the 20% reduction set forth above:

•	Our Chief Executive Officer realized 53% of his targeted incentive compensation opportunity for 2017 under our short-term and long-term incentive plans and performance-based restricted stock awards (a shortfall of approximately $1.8 million); and

•	Our other named executive officers realized 57% of their targeted incentive compensation opportunity for 2017 under our short-term and long-term incentive plans and performance-based restricted stock awards (an average shortfall of approximately $460,000 per person).

We have adopted best pay practices into our executive compensation program

The Committee regularly reevaluates our executive compensation program to achieve its stated objectives and to implement best pay practices as appropriate. To demonstrate this commitment, the Committee uses the following best practices in executive compensation:

What we do:	What we don’t do:
• Strongly emphasize performance-based compensation – with 91% of Chief Executive Officer and 79% of other named executive officer compensation at risk during 2017

•  Allow hedging or pledging of Company stock

•  Allow change in control tax “gross ups”

•  Allow backdating or repricing of options without shareholder approval

•  Approve change in control agreements that provide for payments above a minimum threshold without shareholder approval

•  Encourage unreasonable risk taking with our executive compensation program

• Strongly emphasize financial performance metrics – with 57% of our Chief Executive Officer’s targeted incentive compensation opportunity for 2017 based on financial performance metrics
• Use a leading independent compensation consultant that provides no other services to the Company to advise on executive compensation program design, pay levels and best practices
• Target total direct compensation at approximately the 50th percentile of our peers
• Include recoupment provisions or “clawbacks” in our cash and equity compensation plans

• Maintain significant stock ownership and retention policies (net shares must be held one year following a vesting or exercise date)

• Use change in control agreements and equity plans with “double trigger” severance/equity acceleration requirements

• Focus a significant portion of short-term incentive plan awards on strategic and operational performance goals that promote long-term value

• Use performance-based restricted stock awards as a material component of total direct compensation

• Welcome engagement with shareholders to evaluate and critique our executive compensation program

• When appropriate, use our negative discretion to reduce earned awards to better align interests with our shareholders, as we did this year by reducing our short-term incentive plan payments by 20%

We have adopted best governance practices to benefit our shareholders

The Committee, with the assistance of its independent compensation consultant, Frederic W. Cook & Co. (“F.W. Cook”), as well as the Company, stay attuned to recent trends in compensation and governance practices. In recent years, we have:

•	Formally separated the offices of Chair of the Board and Chief Executive Officer, and further required, whenever possible, that the Chair be an independent director;

•	Adopted Proxy Access (shareholders that own at least 3% of our Common Stock over a three-year period may nominate up to 20% of the Board and include such nominees in our proxy materials); and

•	Achieved the highest governance rating on the Institutional Shareholder Services (“ISS”) QualityScore rating system for all of 2017.

Our Executive Compensation Process

The Committee is comprised entirely of independent directors who meet regularly to review and oversee the Company’s executive compensation program. The Committee reviews all components of, and makes all decisions regarding, the compensation of the named executive officers. The Committee also engages a leading independent compensation consultant to advise it on several aspects of our executive compensation program.

Our Chief Executive Officer (Benjamin A. Breier) and Chief Administrative and People Officer (Stephen R. Cunanan) participate frequently in meetings of the Committee to provide evaluations related to the performance of our other executive officers and discuss the roles and responsibilities of such executive officers. In addition, Committee members frequently interact directly with our executive officers and receive input from other independent Board members, thereby gaining an appreciation of the roles and levels of responsibility of the executive officers, as well as their performance. The Chief Executive Officer makes non-binding recommendations for the Committee’s consideration regarding executive compensation, including base salary, incentive targets, performance measures, equity compensation and any special awards for our executive officers. The Committee also regularly holds executive sessions not attended by any members of management. The Committee discusses Mr. Breier’s compensation with him and then makes decisions with respect to Mr. Breier’s compensation without him present. The named executive officers other than the Chief Executive Officer and Chief Administrative and People Officer do not make recommendations on compensation or otherwise significantly participate in the Committee’s compensation decision-making process.

Internal Pay Equity

Compensation opportunities for the named executive officers reflect their positions, responsibilities and tenure in a given position and are generally similar for executives who have comparable levels of responsibility (although actual compensation delivered may differ depending on relative performance). The Chief Executive Officer has generally been the most highly compensated executive due to his ultimate responsibility for the strategic direction and performance of the Company, the unique nature and scope of his leadership and the competitive marketplace for attracting and retaining a talented chief executive officer.

Evaluation of Compensation Policies and Practices as They Relate to Risk Management

The Committee believes that the performance measures it selects appropriately reward performance without encouraging unnecessary or excessive risk taking on the part of our employees. The Committee encourages our employees to balance short-term objectives with long-term operational and clinical performance and financial stability by conditioning performance-based pay on the achievement of various financial, quality, strategic and operational goals which are aligned with our key success factors and operational goals and objectives. In addition, the goals are often tied to facility, district, regional, divisional and/or enterprise performance with no single goal comprising a significant portion of the overall total target. We also have in place various controls such as internal audit functions, a compliance hotline and quality controls to further support the Committee’s conclusions on its risk assessment.

Engaging with our shareholders

We have directly engaged several of our largest shareholders in the past few years to solicit feedback on our executive compensation program and governance practices.

In 2015, following a coordinated outreach campaign to our shareholders, including contacting our 25 largest shareholders (which held more than 70% of our Common Stock), (1) we adopted a Proxy Access bylaw permitting shareholders who have owned at least 3% of Common Stock for a three-year period to nominate directors constituting up to 20% of the Board and to include such nominees in our proxy materials, and (2) we amended our Corporate Governance Guidelines to require shareholder approval or ratification of amended or future change in control severance agreements that provide for payments in excess of 2.99 times base salary and target bonus under our short-term incentive plan.

At the 2016 annual meeting of shareholders, we received an 84% favorable vote on our non-binding proposal to approve the compensation for our named executive officers. This result was lower than our prior three-year average of a 94% favorable vote, and was primarily driven by an “against” vote issued by one of our largest shareholders. Following the annual meeting, our Chair of the Board and Chief Executive Officer met with representatives of this shareholder to learn and discuss the shareholder’s concerns. In response, the Committee reviewed our executive compensation plans and practices, and asked F.W. Cook to identify potential modifications against practices within our peer group and general industry. Following further analysis, F.W. Cook confirmed that our overall executive compensation program is appropriately structured and generally consistent with our peer group. Following its detailed review of the potential modifications and F.W. Cook’s analysis, the Committee elected in March 2017 to broaden the payout ranges applicable to the Consolidated Adjusted EBIT metric (as defined below) under our short-term incentive plan and the Consolidated Adjusted EBITDAR metric (also as defined below) applicable to our long-term cash incentive plan and performance-based restricted stock awards. These changes require larger changes in performance before higher award percentages are attained, making payouts above the targeted amount more challenging to achieve. At the 2017 annual meeting of shareholders, the non-binding advisory proposal to approve the compensation paid to our named executive officers received a greater than 93% favorable vote, which we believe was a result of our engagement efforts and the resulting executive compensation program refinements.

We welcome shareholder feedback on our executive compensation program and governance practices, and encourage shareholders to contact us to express their views.

Use of Compensation Consultants

The Committee’s charter provides that it has the sole authority to select, evaluate, retain and dismiss an independent compensation consultant. During 2017, the Committee retained F.W. Cook as its independent compensation consultant to review our executive compensation program, including base salaries, and short-term and long-term incentive compensation. Prior to engaging F.W. Cook, the Committee assessed the independence of F.W. Cook pursuant to NYSE rules and concluded that no conflict of interest exists that would prevent F.W. Cook from being an independent compensation consultant to the Committee. F.W. Cook has never served the Company in any capacity except as an independent compensation consultant to the Committee.

In 2017, F.W. Cook’s review of our executive compensation program included:

•	Reviewing our senior executive compensation plans;

•	Benchmarking the total direct compensation levels for the executive officers, including salaries and targeted short-term and long-term incentive opportunities;

•	Evaluating key executive compensation program practices among our peers, including short-term and long-term performance metrics, the prevalence of executive retirement programs, severance programs and perquisites, stock ownership guidelines, incentive compensation targets and award levels, and equity compensation usage;

•	Review of our peer group based upon objective metrics;

•	Comparing the actual compensation paid to our Chief Executive Officer to the amounts targeted by the Committee;

•	Evaluating potential changes to our employee and director equity plans;

•	Advising the Committee on recent regulatory, governance, and market-based executive compensation trends and developments; and

•	Advised the Committee regarding the basis and structure of the LTIP Retention Awards (as defined below).

Based on its review of our executive compensation plans, practices and performance targets during 2017, F.W. Cook indicated that:

•	The majority of our named executive officers’ base salaries are positioned slightly below the 50th percentile of our peers, with target cash compensation generally positioned between the 25th percentile and the median of our peers;

•	Targeted total direct compensation was at or below the 50th percentile of our peers for each of our named executive officers other than our Chief Administrative and Chief People Officer and slightly above the 50th percentile for our Chief Administrative and Chief People Officer;

•	Our use of financial, strategic and operational objectives under our incentive plans continues to be consistent with the practice of our peers;

•	Our use of restricted stock and performance stock as part of our long-term incentive program is consistent with typical peer companies, but the additional use of performance cash is atypical (though we believe it is appropriate given our capital structure) and results in a heavier weighting of performance-based awards than our peers;

•	Our retirement and deferral programs are consistent with those provided by peer companies;

•	Our perquisite program is limited and generally more conservative than our peers but consistent with broader market practices;

•	Severance benefits for our executive officers are generally consistent with our peer group;

•	Our stock ownership guidelines for executive officers are standard among peers and the broader market;

•	Our three year equity plan share usage was high relative to our peers (primarily due to a depressed stock price for the 2016 grants);

•	Our aggregate grant date fair value ranks around the 25th percentile and potential equity plan dilution ranks in the bottom quartile of our peers; and

•	Granting additional performance-based LTIP awards was an appropriate retentive tool to promote executive continuity and engagement while the Company navigates a significantly challenging period.

Peer Group

Consistent with the Committee’s goal of providing competitive compensation, the Committee benchmarks our executive officer compensation against the executive officer compensation at a selected group of peer companies that the Committee believes compete with us for executive officers and reflects the size, scope and diverse nature of our businesses and the healthcare industry.

There are very few publicly traded companies that operate within our primary businesses of home health and hospice, TC hospitals, IRFs, and rehabilitation services, and none that operate with the same breadth and scope within each of these businesses. As such, our peer group primarily consists of healthcare companies that approximate our size, scale and complexity. We operate in several segments of post-acute care and provide healthcare services in more than 2,500 locations in 45 states. It is also useful to note that many of the companies in the peer group are not subject to the same Medicare and Medicaid reimbursement risks as we are, which can make comparisons difficult. The peer group is periodically reviewed and updated by the Committee based upon organic changes in the peer companies and upon recommendations from its independent compensation consultant. In developing the peer group, the Committee considers a variety of selection criteria such as: (1) inclusion of U.S.-based public companies in the Global Industry Classification Standard sub-industry codes for health care facilities and health care services, (2) inclusion of companies with revenues approximating one-third to three times our revenues, and (3) exclusion of companies with market capitalization greater than $40 billion. Following a detailed review with F.W. Cook, the Committee elected not to make any changes to the Company’s peer group for 2017.

The Committee and its independent compensation consultant also review companies that do not meet the aforementioned criteria but are otherwise used by proxy advisory firms (such as ISS) in creating a peer group used solely by such firms for comparative analysis. Following a detailed review and upon recommendation of its independent compensation consultant, the Committee elected not to include any additional peer companies used by such proxy advisory firms because such companies (1) did not meet the above-referenced criteria, (2) were healthcare distributors or managed care companies and not healthcare service providers, and (3) thus were not subject to the same business and reimbursement risks as we were.

For each company in the peer group, the Committee reviews data including base salary, annual cash incentive compensation, long-term incentive compensation and total annual direct compensation of such company’s named executive officers. The following companies comprised our peer group for compensation benchmarking purposes during 2017:

Brookdale Senior Living, Inc.	Lifepoint Hospitals, Inc.
Community Health Systems, Inc.	MEDNAX, Inc.
DaVita Inc.	Quest Diagnostics, Inc.
Envision Healthcare Holdings, Inc.	Select Medical, Inc.
Genesis Healthcare, Inc.	Team Health Holdings, Inc.
Encompass Health Corp.	Tenet Healthcare Corporation
Laboratory Corp. of America Holdings	Universal Health Services, Inc.

The following chart compares us and our peer group on several of the selection criteria used by the Committee.

Company	Symbol	Revenues (1) ($ in millions)	Enterprise value (1)(2) ($ in millions)		Market capitalization (1) ($ in millions)		Number of employees (1)
Tenet Healthcare	THC	$19,630	DVA	$25,602	LH	$14,064	CYH	137,000
Community Health Systems	CYH	$19,233	LH	$21,776	DVA	$13,670	THC	134,630
Davita	DVA	$14,347	CYH	$19,977	UHS	$12,000	KND	102,000
Universal Health Services	UHS	$9,424	THC	$18,436	DGX	$11,765	GEN	88,700
Laboratory Corp. of America Holdings	LH	$9,192	DGX	$16,973	MD	$6,096	BKD	82,000
Quest Diagnostics	DGX	$7,503	UHS	$16,308	EVHC	$4,168	UHS	74,600
Kindred Healthcare	KND	$7,226	BKD	$12,533	EHC	$3,642	DVA	60,400
Envision Healthcare	EVHC	$6,088	MD	$7,736	BKD	$3,244	LH	50,000
Lifepoint Health	LPNT	$5,853	EVHC	$7,493	LPNT	$2,450	EVHC	49,463
Genesis Healthcare	GEN	$5,656	EHC	$7,212	TMH	$2,415	DGX	44,000
Brookdale Senior Living	BKD	$4,262	KND	$7,082	THC	$2,255	SEM	41,000
Select Medical	SEM	$4,178	GEN	$6,652	SEM	$1,775	LPNT	40,000
Team Health	TMH	$4,137	SEM	$6,144	CYH	$1,311	EHC	34,700
Encompass	EHC	$3,432	LPNT	$5,515	KND	$871	TMH	18,800
MEDNAX	MD	$2,988	TMH	$4,922	GEN	$240	MD	11,885
75th percentile		$9,366		$18,070		$10,348		80,150
Median		$5,971		$10,135		$3,443		49,732
25th percentile		$4,199		$6,792		$2,295		40,250
Percentile rank		60%		29%		5%		87%

(1)	These amounts represent information as of September 30, 2016 as prepared by F.W. Cook and reviewed by the Committee in selecting the peer group.
(2)	Enterprise value equals the market capitalization plus total debt minus cash and cash equivalents with an adjustment for the latest fiscal year rental expense capitalized at eight times.

Components of Executive Compensation

Our executive compensation program generally uses the following components to structure the total direct compensation for the named executive officers: base salary; short-term cash incentives; long-term cash incentives; and equity-based incentive compensation. In addition, from time to time the Committee considers the grant of special one-time awards which enable it to reward executive officers in special circumstances or provide mechanisms to retain executive officers. Each of these components is discussed in more detail below.

As illustrated in the chart below, we utilize a variety of incentive compensation plans and performance measures to link named executive officer compensation to our short-term and long-term performance in meaningful ways. These financial, quality, strategic and operational goals encourage the named executive officers to strive for appropriate financial results related to our operating budget and key financial measures, while maintaining an appropriate focus on the quality and customer service objectives that are critical to ensuring patient satisfaction and regulatory compliance and achieving favorable short-term and long-term financial results.

SUMMARY OF KEY COMPONENTS OF EXECUTIVE COMPENSATION

Component	Performance Period	Vesting /Payout Timing	2017 Performance Metrics	Target Incentive Opportunity for 2017 (% of Salary)
				CEO	Other NEOs
Short-Term Incentive Plan (Cash)	One year	Paid in full in the year following the end of the performance period	Consolidated Adjusted EBIT, Adjusted EBITM, growth, efficiency, quality, customer satisfaction, employee turnover, and capital goals	125%	80% - 60%

Long-Term Incentive Plan (Cash) (1)	Each tranche based upon performance during one year (with a three year total shareholder return modifier)	Paid in full one year following the end of the three-year award period	Consolidated Adjusted EBITDAR, Consolidated Adjusted Free Cash Flows, and relative total shareholder return	75%	60% - 50%

Performance-Based Restricted Stock Units	Each tranche based upon performance during one year	Vest pro rata over three years	Consolidated Adjusted EBITDAR and Consolidated Adjusted Free Cash Flows	(2)	(2)

Service-Based Restricted Stock	n/a	Vest pro rata over three years	n/a	(2)	(2)

(1)	For 2017, the Committee also made retention awards under the LTIP. See “LTIP Retention Awards” below.
(2)	Awards vary based upon peer analysis, our performance and the named executive officer’s individual performance as discussed in more detail below.

Base Salary

The base salary for each named executive officer is determined annually by the Committee following a review of each individual executive officer’s performance, changes in the executive officer’s position or responsibility, relevant comparisons to peer group data, an assessment of our overall or division performance, and a consideration of general market salary increases for all employees. The Committee generally attempts to establish base salaries at or approximately the 50th percentile of our peer group because it believes that a significant portion of total compensation should be subject to the attainment of performance goals. Since awards under our cash incentive plans are calculated as a percentage of base salary, the Committee also considers how changes in base salary may impact the total direct compensation opportunity for the named executive officers. In 2017, base salary was 11% of Mr. Breier’s targeted total annual direct compensation and approximately 23% of the targeted total annual direct compensation for the other named executive officers.

In February 2017, the Committee conducted its annual review of base salaries for the named executive officers. The Committee recognized that the base salaries were at or slightly below the 50th percentile for each of the named executive officers other than Messrs. Wallace and Causby, which were each slightly above the 50th percentile.

The following chart reflects the changes in base salary for the following named executive officers from 2016 to 2017:

	2016	2017
Mr. Breier, President and Chief Executive Officer	$1,050,000	$1,100,000
Mr. Farber, Executive Vice President, Chief Financial Officer	$606,000	$650,000
Mr. Wallace, Executive Vice President and Chief Operating Officer	$707,000	$715,000
Mr. Causby, Executive Vice President and President, Kindred at Home	$575,000	$600,000
Mr. Cunanan, Chief Administrative and Chief People Officer	$404,000	$435,000

In 2017, the Committee increased Mr. Breier’s base salary to reflect his continuing strong performance in leading our strategic and operational efforts and to move his base salary to the median of the peer group based on data provided by F.W. Cook. The Committee increased Mr. Causby’s base salary to reflect his continuing leadership of our Kindred at Home division and to move his total direct compensation closer to the median of the peer group based on data provided by F.W. Cook. The Committee increased Mr. Farber’s and Mr. Cunanan’s base salaries in response to a continued high level of performance. The Committee also increased Mr. Wallace’s base salary by 1% over the previous year, consistent with how base salaries were treated across the Company during 2017.

Cash Incentives

Under our executive compensation program, a significant portion of total cash compensation for the named executive officers is subject to the attainment of objective financial, quality, strategic and operational goals. We use two cash incentive plans: an annual short-term incentive plan and a long-term incentive plan (“LTIP”). All named executive officers participated in both of these plans for 2017.

Short-Term Incentive Plan

Under the short-term incentive plan, the Committee establishes company-wide and divisional annual financial and quality goals, as well as specific strategic and operational goals for our named executive officers. In establishing annual performance goals, the Committee considers the appropriate relative weighting of financial, quality, strategic and operational goals on an annual basis and seeks to appropriately reward performance without encouraging unnecessary or excessive risk taking on the part of our employees.

Target Award Levels—Annual cash bonuses under the short-term incentive plan are determined as a percentage of the named executive officer’s base salary. The following chart reflects the target award levels for each named executive officer as a percentage of his base salary for 2017. The target award levels for each of the named executive officers were unchanged from 2016.

2017 Target Award Level
Mr. Breier	125%
Mr. Farber	80%
Mr. Wallace	80%
Mr. Causby	60%
Mr. Cunanan	60%

Use of Financial, Quality, Strategic and Operational Goals—For 2017, the financial goals for the named executive officers were based upon our operating budget approved by the Board of Directors and other financial metrics that support the achievement of our 2017 operating budget. We believe that certain of these financial goals are measures generally used by investors to value our Common Stock and are therefore appropriate goals to motivate executive performance. The quality goals were based upon key quality metrics across our operating divisions and new initiatives to enhance quality of care and customer service. The quality goals are objective measures and are established with a view to be challenging but achievable with solid operational focus on our businesses. The Committee believes that maintaining or improving the quality of our services is critical to our core services and reputation, as well as attaining our financial results. The Committee also used divisional financial and quality goals for Mr. Causby given his primary responsibility for the operations of our Kindred at Home division. The strategic and operational goals used for 2017 include measurable goals that are related to our strategic plan and are more specifically described below.

Weighting of Goals—The following charts reflect the relative weighting of the consolidated financial and quality goals, strategic and operational goals, and divisional financial and quality goals (to the extent applicable) for 2017 assuming target performance. At the beginning of the performance period, the Committee may adjust the weighting between goals depending on our needs or strategic imperatives and the named executive officer’s areas of responsibility.

	Weighting of Target Award
	Consolidated Financial and Quality Goals (see page 15)	Strategic and Operational Goals (see pages 16 and 17)	Divisional Financial and Quality Goals (see page 16)	Total Target Percentage
Mr. Breier	60%	40%	—	100%
Mr. Farber	70%	30%	—	100%
Mr. Wallace	70%	30%	—	100%
Mr. Causby	20%	20%	60%	100%
Mr. Cunanan	60%	40%	—	100%

Threshold Goals—The Committee established minimum consolidated and divisional financial performance thresholds that must be achieved in order for the financial and quality components of the short-term incentive awards to become payable, thereby ensuring sufficient financial performance by us to support the cash incentives. As such, the consolidated or divisional financial and quality components of the 2017 short-term incentive awards are forfeited in the following circumstances:

•	for each of the named executive officers, if we failed to satisfy 90% of the targeted Consolidated Adjusted EBITDAR (as defined below) goal of approximately $765.2 million(1); or

•	for Mr. Causby, if the Kindred at Home division failed to satisfy 90% of the targeted consolidated adjusted earnings before interest, income taxes, depreciation, amortization, rent and management fee (“KAH Adjusted EBITDARM”) goal of approximately $388.9 million(2).

These two threshold goals were achieved in 2017.

(1)	Our performance goals include the non-GAAP financial measure earnings before interest, investment income, income taxes, depreciation, amortization, and total rent from continuing operations (“EBITDAR”), as adjusted for certain items as described below (“Consolidated Adjusted EBITDAR”). We believe that income (loss) from continuing operations is the most comparable GAAP measure to Consolidated Adjusted EBITDAR. Our 2017 performance goals and the actual comparative results for purposes of the 2017 calculation of Consolidated Adjusted EBITDAR exclude the 2017 Adjustments (as defined below).
(2)	Our performance goals include the non-GAAP financial measure KAH Adjusted EBITDARM. We believe that income (loss) from continuing operations is the most comparable GAAP measure to KAH Adjusted EBITDARM. Income (loss) from continuing operations is reported on a consolidated (rather than a segment) basis in our Annual Report on Form 10-K filed with the SEC on February 28, 2018 (the “2017 Audited Financials”). The actual performance achieved towards the KAH Adjusted EBITDARM performance goal is based upon earnings before interest, income taxes, depreciation, amortization, total rent and management fee (“EBITDARM”) from continuing operations for the Kindred at Home segment. Our 2017 performance goals and the actual comparative results for purposes of the 2017 calculation of KAH Adjusted EBITDARM exclude the 2017 Adjustments (as defined below) but include the impact of non-controlling interests.

Financial and Quality Goal Performance—The following chart sets forth the minimum, target and maximum consolidated and divisional financial and quality goals under the short-term incentive plan for 2017, as well as the relative weight of each specific goal and the actual level achieved. Actual results between these goals are interpolated on a straight-line basis.

Short-Term Incentive Plan

Consolidated Financial and Quality Goals

(applicable for All Named Executive Officers)

	2017 Incentive Goals						Actual Performance Achieved	% of Target Bonus Achieved
	Minimum		Target		Maximum
	Goal	% of Bonus	Goal	% of Bonus	Goal	% of Bonus
Consolidated Adjusted EBIT ($ millions) (1)	$342.6	15.0%	$380.7	30.0%	$418.8	95.0%	$354.5	19.68%
Accounts receivable—days outstanding—1 Q	66.3	1.0%	63.0	2.5%	60.0	3.75%	61.8	3.0%
Accounts receivable—days outstanding—2 Q	64.2	1.0%	61.0	2.5%	58.1	3.75%	61.2	2.41%
Accounts receivable—days outstanding—3 Q	63.2	1.0%	60.0	2.5%	57.1	3.75%	66.2	0.0%
Accounts receivable—days outstanding—4 Q	64.2	1.0%	61.0	2.5%	58.1	3.75%	66.2	0.0%
Consolidated revenues ($ millions)	$6,364	4.0%	$6,698.9	10.0%	$7,033.8	15.0%	$6,541.1	7.17%
Cost reductions ($ millions)	$70.0	8.0%	$85.0	20.0%	$100.0	30.0%	$92.0	24.67%
Hospital division clinical quality mix	2.19	2.0%	2.08	5.0%	1.98	7.5%	1.78	7.5%
Nursing center division health deficiency index	1.05	2.0%	1.0	5.0%	0.95	7.5%	1.01	4.43%
Rehabilitation customer satisfaction	4.17	2.0%	4.39	5.0%	4.61	7.5%	4.48	6.02%
Kindred at Home patient equality	85.5%	2.0%	90.0%	5.0%	94.5%	7.5%	95.7%	7.5%
Aggregate employee turnover	24.3%	2.0%	23.1%	5.0%	22.0%	7.5%	22.4%	6.59%
Voluntary officer turnover	5.26%	2.0%	5.0%	5.0%	4.76%	7.5%	13.2%	0.0%

Total		43.0%		100.0%		200.0%		89.0%

Short-Term Incentive Plan

Kindred at Home Division Financial and Quality Goals

(applicable for Mr. Causby)

	2017 Incentive Goals						Actual Performance Achieved	% of Target Bonus Achieved
	Minimum		Target		Maximum
	Goal	% of Bonus	Goal	% of Bonus	Goal	% of Bonus
Kindred at Home Division Adjusted EBITM ($ millions) (2)	$327.1	15.0%	$363.4	30.0%	$399.7	95.0%	$343.1	21.6%
Accounts receivable—days outstanding—1 Q	60.0	1.5%	57.0	3.75%	54.3	5.625%	54.2	5.625%
Accounts receivable—days outstanding—2 Q	53.5	1.5%	50.8	3.75%	48.4	5.625%	52.3	2.4%
Accounts receivable—days outstanding—3 Q	52.4	1.5%	49.8	3.75%	47.4	5.625%	52.5	0.0%
Accounts receivable—days outstanding—4 Q	51.2	1.5%	48.6	3.75%	46.3	5.625%	51.2	1.5%
Total net revenues ($ millions)	$2,475.5	6.0%	$2,605.8	15.0%	$2,736.1	22.5%	$2,544.7	9.6%
Star rating – patient quality	85.5%	2.0%	90.0%	5.0%	94.5%	7.5%	94.5%	7.5%
Star rating – patient experience	85.5%	2.0%	90.0%	5.0%	94.5%	7.5%	96.8%	7.5%
Hospice audit compliance	90.3%	4.0%	95.0%	10.0%	99.8%	15.0%	97.0%	12.0%
Total gross margin %	45.7%	2.0%	48.1%	5.0%	50.5%	7.5%	47.5%	3.8%
Total operating expense as % of revenue	32.7%	2.0%	31.1%	5.0%	29.6%	7.5%	31.0%	5.0%
Employee turnover	26.3%	4.0%	25.0%	10.0%	23.8%	15.0%	24.2%	14.0%

Total		43.0%		100.0%		200.0%		90.5%

(1)	Our performance goals include the non-GAAP financial measure earnings before interest, investment income and income taxes (“EBIT”) from continuing operations, as adjusted for certain items as described below (“Consolidated Adjusted EBIT”). We believe that income (loss) from continuing operations is the most comparable GAAP measure to Consolidated Adjusted EBIT. Consolidated Adjusted EBIT for the year ended December 31, 2017 is calculated by excluding from EBIT the following items: (1) items separately disclosed in our earnings release as non-core; (2) operating results of acquisitions that are not included in the original budget; (3) operating results of closures or divestitures after disposal date that are not included in the original budget; (4) unplanned or unbudgeted employee relations/severance costs; (5) asset impairment charges; (6) impact of accounting policy changes; (7) business interruption losses associated with Hurricanes Harvey and Irma; and (8) operating results of skilled nursing facilities for periods after qualifying as discontinued operations under GAAP (the “2017 Adjustments”).
(2)	Our performance goals include the non-GAAP financial measure earnings before interest, investment income, income taxes and management fee (“EBITM”) from continuing operations, as adjusted for certain items as described below (“Adjusted EBITM”). We believe that income (loss) from continuing operations is the most comparable GAAP measure to Adjusted EBITM. Income (loss) from continuing operations is reported on a consolidated (rather than a segment) basis in the 2017 Audited Financials. The actual performance achieved towards the divisional 2017 EBITM performance goals is based upon segment EBITM from continuing operations. Our 2017 performance goals and the actual comparative results for purposes of the 2017 calculation of Adjusted EBITM excludes the 2017 Adjustments but includes the impact of non-controlling interests.

Strategic and Operational Goal Performance—As noted previously, a significant portion of the named executive officer’s short-term incentive award is based on the achievement of strategic and operational goals. The target award allocation varies among the named executive officers and also provides for the potential to earn up to 200% of the target award for maximum performance. The strategic and operational portion of the 2017 short-term incentive award was structured as follows:

•	we must achieve at least a pre-established and objective Consolidated Adjusted EBITDAR (as defined below) threshold goal of approximately $765.2 million (the “Threshold Goal”), which was achieved in 2017;

•	since the Threshold Goal for 2017 was achieved, the named executive officers are eligible for the maximum strategic and operational award potential of 200% of their individual target. If the Threshold Goal had not been achieved, then the corresponding strategic and operational portion of the award is zero; and

•	the Committee exercises its negative discretion to adjust the maximum award downward for any individual, depending on the achievement of the specified strategic and operational goals identified below.

The Committee established the following strategic and operational goals for 2017:

•	continue to develop our quality and service culture, including compliance with our corporate integrity agreements and enterprise-wide quality goals;

•	achieve cost containment and Continue the Care performance goals;

•	execute on the disposition of our skilled nursing facility assets;

•	mitigate 75% of the revenue impact of LTAC patient criteria;

•	advance care management capabilities and network development initiatives to support integrated care and new payment models; and

•	continue our talent and human resources development efforts, including expanding diversity representation and retaining key officers.

The Committee evaluated the performance of the named executive officers across all of the relevant strategic and operational goals within the context of our overall performance and noted the following:

•	we completed an enterprise-wide dashboard for quality measures, including benchmarks for key quality measures;

•	we successfully exited a corporate integrity agreement and continue to meet applicable performance metrics under a remaining corporate integrity agreement;

•	we improved our Continue the Care performance and achieved significant overhead savings;

•	we mitigated a substantial portion of the revenue impact under new LTAC patient criteria but below the targeted goal;

•	we substantially completed the skilled nursing facility divestitures during 2017;

•	we executed two gain share risk-based payment arrangements in 2017;

•	we made significant progress towards building a care management platform product offering and information technology capabilities; and

•	we achieved diversity hiring and promotion initiatives and conducting extensive talent reviews for all executive committee members, senior executives and market leaders.

Short-Term Incentive Payouts; Reductions to Earned Awards

Based on the actual performance achieved and the Committee’s evaluation of the named executive officers’ performance under our financial, quality, strategic and operational goals, the named executive officers earned aggregate short-term incentive bonuses for 2017 as set forth below under the column Total Award Earned. Upon the recommendation from our Chief Executive Officer, the Committee exercised its discretion to reduce the awards earned under our short-term incentive plan for 2017 by 20% to reflect our overall financial and stock price performance during 2017 and to better align interests with our shareholders.

	Percent Earned
	Consolidated Financial/ Quality (a)	Strategic and Operational (b)	Divisional Financial/ Quality (c)	Total (a + b+c)		Potential Target Bonus		Base Salary		Total Award Earned	Less Discretionary Reduction		Actual Payout
Mr. Breier	53.4%	46.6%	—	100%	x	125%	x	$1,100,008	=	$1,375,010	20%	=	$1,100,008
Mr. Farber	62.3%	35.0%	—	97.3%	x	80%	x	$650,000	=	$505,960	20%	=	$404,768
Mr. Wallace	62.3%	35.0%	—	97.3%	x	80%	x	$715,000	=	$556,556	20%	=	$445,245
Mr. Causby	17.8%	23.3%	54.3%	95.4%	x	60%	x	$600,018	=	$343,450	20%	=	$274,760
Mr. Cunanan	53.4%	46.6%	—	100%	x	60%	x	$435,011	=	$261,007	20%	=	$208,805

LTIP

Beginning in 2014, the Committee modified the mechanics under the LTIP with the objective of creating three-year performance goals based on earnings, Consolidated Adjusted Free Cash Flows (as defined below) and total shareholder return. As part of this process, the Committee established three-year performance goals, along with transitional performance goals so that the total potential incentive opportunity for participants would remain constant as we transitioned to the three-year goals. In recent years, our business has been negatively impacted by expansive Medicare reimbursement cuts, a shift in patients away from higher-cost post-acute care settings such as TC hospitals, and the adoption of LTAC patient criteria, all of which significantly reduced our profitability as well as the predictability of earnings. We also have completed several transformative acquisitions and strategic divestitures that fundamentally altered our financial, capital, and organizational structure during this period. Accordingly, the Committee re-evaluated plan mechanics given the challenge of establishing relevant three-year goals in the current business environment.

2016 Performance Period Modifications—During 2016, the Committee took action in response to this volatility in performance. Following consultation with F.W. Cook and pursuant to its discretion under the LTIP, the Committee determined that the LTIP would be more effective if structured as a three-year award comprised of single-year performance periods (each of which comprises one-third of the total three-year award) with the total award subject to a three-year total shareholder return (“TSR”) modifier to align any payment earned with relative multi-year stock price performance. The Committee believed this change addressed the challenge of creating long-term performance targets until the full impact of LTAC patient criteria and other external factors can be better predicted. Moreover, the Committee believed that these changes will reduce the volatility of awards under the LTIP, and further enhance the LTIP’s ability to attract, retain and engage senior management. Accordingly, during 2016 the Committee (1) cancelled all outstanding awards under the LTIP for existing employees, and (2) established its first three-year award utilizing this newly-refined model, with the corresponding amount calculated under this methodology payable in a lump sum during the fourth quarter of 2019 (the “2016 Three-Year Award”).

The Committee elected to use Consolidated Adjusted EBITDAR (as defined below) and Consolidated Adjusted Free Cash Flows (as defined below) as the performance metrics under the 2016 Three-Year Award. The Committee elected to use Consolidated Adjusted EBITDAR given the focus of investors and analysts on EBITDAR (as defined below) as an important measure and to align targets under the 2016 Three-Year Award with our earnings guidance. The Committee also elected to set the TSR modifier applicable to the 2016 Three-Year Award to provide for a wider range of potential outcomes and reduce volatility in award amounts.

Changing the mechanics of the LTIP to create the 2016 Three-Year Award, coupled with cancelling all outstanding awards under the LTIP, created a gap in potential payments to participants in 2017 and 2018. In response to this gap in potential payments, the Committee elected to approve a one-year award for 2016 comprised of a single-year performance period (2016), with the total award subject to a one-year TSR modifier (the “2016 Replacement Award”). The 2016 Replacement Award was paid in the fourth quarter of 2017 to those participants that remained in service through the payment date.

The one-year performance goals established by the Committee for the 2016 performance period applied to the first year of the 2016 Three-Year Award as well as the 2016 Replacement Award.

2017 Awards—During 2017, the Committee established its second three-year award using its newly-refined model, with the corresponding amount calculated under this methodology payable in a lump sum during the fourth quarter of 2020 (the “2017 Three-Year Award”). Similar to 2016, the Committee also took action to address the gap in potential payments to participants in 2018, approving a one-year award for 2017 comprised of a single-year performance period (2017), with the total award subject to a one-year TSR modifier (the “2017 Replacement Award”). The 2017 Replacement Award is payable in the fourth quarter of 2018, subject to continued service through the payment date.

Award Percentages—Under the LTIP, participants are eligible to receive cash awards expressed as a percentage of their base salary. No awards are earned under the LTIP until certain minimum levels of performance are achieved. The following chart reflects the potential minimum, target and maximum award levels for the named executive officers as a percentage of base salary under each applicable 2017 Replacement Award, 2016 Three-Year Award, and 2017 Three-Year Award:

	Long-Term Incentive Plan (As a % of Base Salary)
	Minimum	Target	Maximum
Mr. Breier	18.75%	75%	187.5%
Mr. Farber	15.0%	60%	150%
Mr. Wallace	15.0%	60%	150%
Mr. Causby	12.5%	50%	125%
Mr. Cunanan	12.5%	50%	125%

2017 Performance Goals and Actual Performance—For the 2017 awards, the Committee used two equally-weighted performance goals, Consolidated Adjusted EBITDAR and Consolidated Adjusted Free Cash Flows (each as defined below), to calculate the preliminary award due to a participant. These performance metrics apply to the first year of the 2017 Three-Year Award, the second year of the 2016 Three-Year Award, and the 2017 Replacement Award. The amounts achieved for these two performance goals is then multiplied by the relative TSR modifier described below to calculate the final amount awarded to the participant.

The chart below depicts the minimum, target and maximum goals for awards ending during the 2017 performance period, as well as the actual levels achieved for the named executive officers. The goals are the same for each participant in the LTIP, including each named executive officer, and reflect Company-wide measures. These goals were established with a view to be challenging but achievable with good operational focus and strong overall performance from our businesses.

LTIP Performance Goals for the 2017 Performance Period

	Minimum		Target		Maximum			% of Target Bonus Achieved
	Goal	% of Bonus	Goal	% of Bonus	Goal	% of Bonus	Actual Achieved	Before TSR Modifier (3)
Consolidated Adjusted EBITDAR ($ millions) (1)	$807.7	12.5%	$850.2	50.0%	$892.7	125.0%	$813.9	25%
Consolidated Adjusted Free Cash Flows ($ millions) (2)	$122.6	12.5%	$136.3	50.0%	$149.9	125.0%	$127.6	31.3%

Total		25.0%		100.0%		250.0%		56.3%

(1)	Our performance goals include the non-GAAP financial measure Consolidated Adjusted EBITDAR. We believe that income (loss) from continuing operations is the most comparable GAAP measure to Consolidated Adjusted EBITDAR. Our 2017 performance goals and the actual comparative results for purposes of the 2017 calculation of Consolidated Adjusted EBITDAR exclude the 2017 Adjustments.
(2)	Our performance goals include the non-GAAP financial measure Consolidated Adjusted Free Cash Flows. We believe net cash flows provided by operating activities is the most comparable GAAP measure to Consolidated Adjusted Free Cash Flows. “Consolidated Adjusted Free Cash Flows” for the year ended December 31, 2017 is calculated by deducting routine capital spending from net income attributable to us, and further adjusted to exclude the impact of the 2017 Adjustments, net of income taxes and the following non-cash expenses: (1) depreciation, (2) amortization of intangible assets, (3) amortization of stock-based compensation and (4) amortization of deferred financing costs. See the 2017 Audited Financials for additional information about net cash flows provided by operating activities.
(3)	The TSR modifier is discussed below for the 2017 Replacement Award. For the 2016 Three-Year Award and the 2017 Three-Year Award, the TSR modifiers will not be known until the end of the applicable three-year award period.

TSR Modifier—The TSR modifier for the 2017 Replacement Award was based on our total shareholder return for 2017 compared to the results of the Russell 3000 Index. The TSR modifier scale and actual results achieved for 2017 are set forth below.

TSR Modifier Scale
Percentile Comparison	TSR Payout	2017 Actual
(Kindred TSR vs. Russell 3000)	Adjustment	Performance
0% - 24%	20% reduction
25% - 74%	No change	No change
75% - 100%	20% increase

A TSR modifier will also be used to decrease or increase the actual award under the 2016 Three-Year Award and 2017 Three-Year Award based on our relative stock performance compared to the Russell 3000 Index during the three-year periods ending December 31, 2018 and December 31, 2019, respectively.

LTIP Award Calculation—2017 Replacement Awards—The Committee awarded the 2017 Replacement Awards set forth below based upon the actual results against the pre-established goals and accounting for our TSR performance modifier:

	Base Salary		Target Bonus		% of Target Achieved	TSR Performance Modifier		2017 Actual Award
Mr. Breier	$1,100,008	x	75.0%	x	56.3%	100%	=	$464,478
Mr. Farber	$650,000	x	60.0%	x	56.3%	100%	=	$219,570
Mr. Wallace	$715,000	x	60.0%	x	56.3%	100%	=	$241,527
Mr. Causby	$600,018	x	50.0%	x	56.3%	100%	=	$168,905
Mr. Cunanan	$435,011	x	50.0%	x	56.3%	100%	=	$122,456

LTIP Award Calculation—2016 and 2017 Three-Year Awards—No amounts have yet been earned under the 2016 Three-Year Award or the 2017 Three-Year Award, as each award is comprised of three single-year performance periods (one of which has yet to be completed for the 2016 Three-Year Award and two of which have yet to be completed for the 2017 Three-Year Award), all of which are collectively subject to a three-year TSR modifier, and generally require continued service with us through the payment date. The TSR modifier will be used to decrease or increase the actual award made under the 2016 Three-Year Award and the 2017 Three-Year Award based on our relative stock performance compared to the Russell 3000 Index over the three-year award periods ending December 31, 2018 and December 31, 2019, respectively. The amounts provided in the table below are intended to approximate that portion of the 2016 Three-Year Award and 2017 Three-Year Award that is based upon our performance during 2017. Actual amounts earned under the 2016 Three-Year Award cannot be calculated until after December 31, 2018, with such amounts paid in a lump sum in the fourth quarter of 2019. Actual amounts earned under the 2017 Three-Year Award cannot be calculated until after December 31, 2019, with such amounts paid in a lump sum in the fourth quarter of 2020. The estimate below reflects the actual 2017 results against pre-established goals then accounting for the TSR modifier and the award cap.

	Base Salary (1)		Target Bonus		% of Target Achieved	TSR Performance Modifier (2)		Award Cap (3)		Estimated Award – 2017 Performance Period (4)
Mr. Breier	$1,100,008	x	75%	x	56.3%	100%	x	33.3%	=	$154,671
Mr. Farber	$650,000	x	60%	x	56.3%	100%	x	33.3%	=	$73,117
Mr. Wallace	$715,000	x	60%	x	56.3%	100%	x	33.3%	=	$80,428
Mr. Causby	$600,018	x	50%	x	56.3%	100%	x	33.3%	=	$56,245
Mr. Cunanan	$435,011	x	50%	x	56.3%	100%	x	33.3%	=	$40,778

(1)	Award amounts under the 2016 Three-Year Award and the 2017 Three-Year Award are calculated based on a participant’s salary at the end of the three-year award period. As such amounts are not currently known, the named executive officer’s base salaries for 2017 have been used for purposes of this disclosure.
(2)	The TSR modifier for the 2016 Three-Year Award and the 2017 Three-Year Award will decrease or increase the actual award made up to 20% based upon the three-year award period ending December 31, 2019. As TSR for such period is not yet known, the TSR modifier for the 12 month period ending December 31, 2017 has been used for purposes of this disclosure.
(3)	Because the 2016 Three-Year Award and the 2017 Three-Year Award are comprised of three single-year performance periods, the amounts earned for the 2017 performance period is reduced by an award cap of 33.3%.
(4)	No amounts have yet been earned under the 2016 Three-Year Award or the 2017 Three-Year Award, as such awards are comprised of three single-year performance periods (one of which has yet to be completed for the 2016 Three-Year Award and two of which have yet to be completed for the 2017 Three-Year Award), all of which are collectively subject to a three-year TSR modifier, and generally require continued service with us through the payment date.

LTIP Retention Awards—In January 2017, following consultation with F.W. Cook, the Committee approved an award pool for our executive and other key officers under the LTIP, in direct response to retention issues resulting from lower compensation expectations and an anticipated significantly challenging period for the Company (the “LTIP Retention Awards”). When making the LTIP Retention Awards, the Committee noted that several factors influenced its decision including: (a) equity and long-term incentives comprise a disproportional share of executive compensation, (b) the Chief Executive Officer’s total direct compensation is currently below the peer median and is expected to continue to lag for the next 24 months, (c) the percentage of pay conveyed through long-term awards is higher for our executives compared to the peer group average, (d) the competitive marketplace for our executives is robust, (e) a continued depressed stock price decreases the retentive value of equity awards, (f) the disposition of the nursing center division and overhead reduction efforts represent significant strategic challenges that will require continued executive focus, and (g) over the next 24 to 36 months, executive continuity and engagement are key to ensuring business success and driving shareholder value. The Committee established specific strategic and total shareholder return goals in three components, with potential payments targeted at each 12 month period over an aggregate 36 month period, as more specifically set forth below. No LTIP Retention Awards are earned unless certain minimum levels of performance are achieved.

For the initial 12 month performance period, the Committee approved an aggregate award pool of $7,000,000, tied to the successful exit as an owner and operator from the skilled nursing facility business, as well as significant overhead reduction targets (the “2017 LTIP Retention Component”). For the 24 month performance period, the Committee approved an additional aggregate award pool of $4,000,000, tied to total shareholder return targets over such 24 month period (the “2018 LTIP Retention Component”). For the 36 month performance period, the Committee approved an additional aggregate award pool of $4,000,000, tied to total shareholder return targets over such 36 month period (the “2019 LTIP Retention Component”). In addition, any unearned portion of the 2018 LTIP Retention Component can be earned under the 2019 LTIP Retention Component, provided the requisite total shareholder return target is met at the end of the 36 month performance period. The 2017 LTIP Retention Component, 2018 LTIP Retention Component and 2019 LTIP Retention Component are scheduled to be paid on or about the 12, 24, and 36 month anniversary of the January 2017 grant date of the LTIP Retention Award, subject to continued service through the applicable payment date.

The 2017 LTIP Retention Component earned during 2017 was calculated as follows:

	Potential Payout Amount
	$0	$2,000,000	$4,000,000	$6,000,000	$7,000,000	% of Bonus	Actual Achieved ($ millions)	Payout Recommended
Cash proceeds from the sale of the nursing center divisions ($ millions) (1)	< $750	> $750	$800-$849	$850-$899	> $900	50.0%	$910	$3,500,000
Overall enterprise overhead reduction ($ millions)	<$40	$40-$49	$50-$69	$70-$90	> $90	50.0%	$92.0	$3,500,000

Total						100.0%		$7,000,000

(1)	Cash proceeds from the sale of the nursing center division included closed transactions, deals under contract, the sale or retention of working capital and the cash value of net operating losses.

From this award pool, the Named Executive Officers earned the following amounts at the 100% achievement level, which were paid in December 2017:

2017 LTIP Retention Component
Mr. Breier	$3,033,500
Mr. Farber	$466,700
Mr. Wallace	$466,700
Mr. Causby	$350,000
Mr. Cunanan	$466,700

The performance targets applicable to the 2018 LTIP Retention Component are as follows:

	Stock price (1)
	< $9.60	$9.60-$10.06	$10.07-$10.53	$10.54-$11.00	> $11.00
Pool Award (2)	$0	$1,000,000	$2,000,000	$3,000,000	$4,000,000

(1)	Based on the 90 day average closing price preceding the end of the period.
(2)	To the extent TSR falls between the levels listed above, the amount of the award will be determined based on linear interpolation between two levels.

The performance targets applicable to the 2019 LTIP Retention Component are as follows:

	Stock price (1)
	< $11.00	$11.00-$11.83	$11.84-$12.67	$12.68-$13.50	> $13.50
Pool Award (2)	$0	$1,000,000	$2,000,000	$3,000,000	$4,000,000

(1)	Based on the 90 day average closing price preceding the end of the period.
(2)	To the extent TSR falls between the levels listed above, the amount of the award will be determined based on linear interpolation between two levels.

No amounts have yet been earned under the 2018 LTIP Retention Component or the 2019 LTIP Retention Component, as such awards are comprised of 24 and 36 month performance periods, respectively, and generally require continued service with us through the payment date.

Equity-Based Compensation

We use equity-based compensation to provide a direct and long-term link between the results achieved for our shareholders and the total direct compensation provided to the named executive officers. In 2017, the Committee granted performance-based restricted stock units and service-based restricted stock to our named executive officers. The performance-based restricted stock units reinforce our pay for performance strategies by linking the vesting of the performance-based restricted stock units to our financial performance during the applicable performance period. The Committee believes that service-based restricted stock promotes retention of the named executive officers, while building their ownership stake in the Company.

Policies and Practices Regarding Equity Awards

The named executive officers are generally awarded equity-based compensation below the median level of our peer group. The Committee considers the amount of total cash compensation earned by the named executive officers in the prior year when determining the amount of equity-based compensation to award. While the Committee does not have a set allocation between cash and equity compensation, the Committee generally provides for a greater percentage of cash compensation than members of our peer group since equity awards can have a significant dilutive impact on shareholders given our capital structure. When evaluating equity-based compensation, the Committee considers the limitations imposed by our capital structure as well as the accounting costs associated with the form of equity award and the perceived benefits by management of the awards.

While the Committee does not have a formal policy with respect to the timing of grants of equity-based awards in connection with the release of material non-public information, the Committee considers issues raised by the timing of grants when making such awards. We generally make broad-based equity grants at approximately the same time each year following the release of year-end financial information; however, we may choose to make equity awards outside of the annual broad-based grant for promotions, new hires, retention or outstanding performance. For 2017, consistent with past practice, we granted performance-based restricted stock units in March. We divided our annual service-based restricted stock grants between March and May, due to the need to secure shareholder approval of additional shares available for grants under our Kindred Stock Incentive Plan, Amended and Restated (the “Stock Incentive Plan”) at our annual meeting in May 2017.

The amount of equity awarded to each of the named executive officers is based upon a number of factors. First, the Committee assesses our overall performance, the equity granting practices of the companies in our peer group, and the costs related to such awards. The Committee also considers our annual share usage, burn rate and fair value transfer over a three-year period when sizing the equity pool. F.W. Cook assisted the Committee during 2017 to confirm the equity grant processes of our peers, including the relative mix of performance and service based awards, as well as assisted in the calculation of our annual share usage, burn rate and fair value transfer. Based on this analysis, the Committee establishes an aggregate pool of potential equity awards. The Committee then considers benchmarks by position from the peer group in evaluating potential awards to the named executive officers. The Chief Executive Officer also provides an assessment to the Committee of the level of performance for the other named executive officers. The Committee then considers the individual performance of each named executive officer. The assessment of actual and potential contribution is based upon the Committee’s subjective evaluation of each named executive officer in light of various operational and strategic challenges and opportunities facing the named executive officer during the relevant year, and the retention benefits of such awards. The specific equity awards for each named executive officer are also compared to the benchmark analysis of long-term incentives prepared by F.W. Cook.

During 2017, following consultation with F.W. Cook, the Committee again took the additional step of recalibrating the relative mix of performance and service based equity awards. Unlike several of its peers, our long-term incentive compensation opportunity consists of a performance-based cash plan (the LTIP) in addition to performance-based and service-based equity awards. The use of a performance-based cash plan, coupled with our pre-2016 practice of granting an equal number of performance and service-based equity awards, resulted in the disproportionate weighting of performance-based metrics. Thus, in 2017, the Committee again elected to grant a smaller percentage of the annual equity grant in the form of performance-based restricted stock units (40% with respect to the named executive officers). By doing so, the Committee ensured that the named executive officer’s 2017 long-term incentive compensation opportunity was equally weighted between service and performance-based metrics, which the Committee determined to be the appropriate balance and more consistent with our peers.

2017 Equity Award Levels

In 2017, the Committee granted total equity awards to the named executive officers from the aggregate pool as follows:

	2017 Equity Grant
	Performance-Based Restricted Stock Units	Service-Based Restricted Stock
Mr. Breier	285,000	427,500
Mr. Farber	80,000	120,000
Mr. Wallace	50,000	75,000
Mr. Causby	60,000	90,000
Mr. Cunanan	32,000	48,000

The performance-based restricted stock units are divided into three equal annual tranches relating to three consecutive annual performance periods. The service-based restricted stock vests in equal annual installments over three years.

The awards for Mr. Breier reflect his continuing strong performance leading our strategic and operational efforts and placed his total direct compensation opportunity for 2017 slightly above the 50th percentile of our peers (based on grant date fair value and target performance under the LTIP). The awards for Mr. Farber reflect his oversight and leadership of our financial matters. The awards for Mr. Wallace reflect his operational oversight of each of our respective lines of business. The awards for Mr. Causby reflect his oversight and leadership of our Kindred at Home operations. The awards for Mr. Cunanan reflect his continuing leadership and strong performance directing and supervising our employee programs.

Performance-Based Restricted Stock Units

During 2017, three tranches of performance-based restricted stock units were eligible for vesting and each was subject to the same 2017 annual performance goals. The following chart depicts the minimum, target and maximum goals established for these tranches, as well as the actual levels achieved. Any performance-based restricted stock units not earned based on actual performance are forfeited.

2017 Performance-Based Restricted Stock Unit Goals

	Minimum		Target		Maximum		Actual Performance Achieved	% of Award Achieved
	Goal	% of Award	Goal	% of Award	Goal	% of Award
Consolidated Adjusted EBITDAR ($ in millions)(1)	$807.7	10.0%	$850.2	50.0%	$892.7	67.5%	$813.9	10%
Consolidated Adjusted Free Cash Flows ($ in millions)(2)	$122.6	10.0%	$136.3	50.0%	$149.9	67.5%	$127.6	20%
Overall maximum limitation (3)		—		—		(35.0%)		—

Total		20.0%		100.0%		100.0%		30%

(1)	Our performance goals include the non-GAAP financial measure Consolidated Adjusted EBITDAR. We believe that income (loss) from continuing operations is the most comparable GAAP measure to Consolidated Adjusted EBITDAR. Our 2017 performance goals and actual comparative results for purposes of the 2017 calculation of Consolidated Adjusted EBITDAR exclude the 2017 Adjustments.
(2)	Our performance goals include the non-GAAP financial measure Consolidated Adjusted Free Cash Flows. We believe net cash flows provided by operating activities is the most comparable GAAP measure to Consolidated Adjusted Free Cash Flows. Consolidated Adjusted Free Cash Flows for the year ended December 31, 2017 is calculated by deducting routine capital spending from net income attributable to us, and further adjusted to exclude the impact of the 2017 Adjustments, net of income taxes and the following non-cash expenses: (1) depreciation, (2) amortization of intangible assets, (3) amortization of stock-based compensation and (4) amortization of deferred financing costs. See the 2017 Audited Financials for additional information about net cash flows provided by operating activities.
(3)	The maximum award level cannot exceed 100% of the target award.

The following chart reflects the performance-based restricted stock units earned based on the achievement of the 2017 performance goals set forth above:

Performance-Based Restricted Stock Units Earned in 2017

	Mr. Breier	Mr. Farber	Mr. Wallace	Mr. Causby	Mr. Cunanan
Shares eligible from 2015 grant	31,111	10,000	—	5,667	5,250
Shares eligible from 2016 grant	68,359	17,333	13,333	13,333	8,000
Shares eligible from 2017 grant	95,000	26,667	16,667	20,000	10,667

Total eligible shares (1)	194,470	54,000	30,000	39,000	23,917
Percent of award achieved	30%	30%	30%	30%	30%

Shares earned	58,341	16,200	9,000	11,700	7,175

(1)	Any shares that are not earned by the named executive officer are forfeited.

Employment Agreements

We maintain employment agreements with our executive officers, including the named executive officers. The Committee recognizes that the retention of highly qualified leadership talent is critical to our performance and to successful succession planning. The Board periodically considers succession candidates for the chief executive officer and other senior leadership positions. In connection with this process, the Board considers the potential retention risk regarding identified succession candidates, the competitive landscape for executive talent and the extent of disruption likely caused by an unplanned exit of a senior executive. Where the Committee believes it is necessary, it will take appropriate actions to support our succession plan and to remain competitive in the marketplace.

The Committee believes that employment agreements are typical in healthcare companies and our peer group, and are important factors in attracting and retaining executive talent. The Committee also believes, based on input from F.W. Cook, that the terms and benefits under the employment agreements with our named executive officers are competitive within the healthcare industry and our peer group.

Each of the employment agreements described below also provides for severance payments if employment is terminated under certain circumstances. The amounts and circumstances giving rise to these severance payments are discussed in further detail under the heading “Potential Payments upon Termination or Change in Control” beginning on page 36. These agreements do not provide for tax gross ups.

There were no changes or amendments made to the employment or change in control agreements of the named executive officers during 2017.

Mr. Breier

Since September 2012, we have had an employment agreement with Mr. Breier. In connection with his transition from President and Chief Operating Officer to our President and Chief Executive Officer in October 2014, we entered into a new employment agreement (the “CEO Agreement”) with Mr. Breier (which replaced and superseded his prior agreement), pursuant to which Mr. Breier has served as our President and Chief Executive Officer since March 31, 2015.

The CEO Agreement has a three-year term, which is extended daily by one day and which, in the event we notify Mr. Breier of our intent not to extend the term, would terminate three years after such notification. The CEO Agreement generally provides that Mr. Breier is entitled to an annual base salary, subject to annual review by the Committee for possible increases, and is eligible to participate in our short-term incentive plan, LTIP and other employee benefit plans. Mr. Breier may receive increases in his base salary and target incentive awards as approved by the Committee. Mr. Breier is also eligible to participate in our equity-based compensation plans, and received awards of service-based and performance-based restricted stock in connection with his promotion.

Employment Agreements with other Named Executive Officers

Our employment agreements with Mr. Farber, Mr. Wallace, Mr. Causby and Mr. Cunanan provide for a one-year term which is extended automatically each day by one day unless we notify the executive of our intent not to extend the term. Upon such notification, the employment agreement will terminate in one year. These employment agreements also provide that the executive is entitled to an annual base salary and participation in our short-term incentive plan, LTIP and other equity-based and employee benefit plans. The executive may receive increases in his base salary and target incentive awards as approved by the Committee.

In addition to the employment agreement terms described above, Mr. Causby’s employment agreement (the “Causby Agreement”) also provided for a $1,000,000 lump sum cash payment within 30 days following its effective date as partial consideration for a $2,035,000 change in control severance payment to which Mr. Causby otherwise was entitled following our February 2, 2015 acquisition of Gentiva Health Services, Inc. (“Gentiva”) (the “Gentiva Merger”), and for the confidentiality, non-competition, and non-solicitation covenants imposed on Mr. Causby during the term of his employment agreement and for a one-year period thereafter. His employment agreement also provided for the following performance-based cash bonus awards payable in 2016 based on the achievement of our Kindred at Home division over the 12-month period ending February 2, 2016 as follows: (1) $500,000 for leadership of a successful integration of Gentiva into us; (2) $250,000 for achievement of one-year synergies resulting from the Gentiva Merger; (3) $250,000 for attainment of budgeted targets; and (4) his continued employment through February 2, 2016.

In addition, pursuant to his employment agreement, Mr. Causby received a total of 135,940 service-based restricted stock units in connection with the Gentiva Merger and in satisfaction of certain legacy Gentiva equity and cash benefits to which he otherwise would have been entitled. Mr. Causby’s unvested, in-the money Gentiva stock options, which were scheduled to vest over three years, were exchanged for 25,812 restricted stock units which retained the original three-year vesting schedule; Mr. Causby’s change in control severance benefits with Gentiva were exchanged for 53,077 restricted stock units which vest over three years; and Mr. Causby’s outstanding and unvested Gentiva performance cash awards which were scheduled to vest over two years were exchanged for 57,051 restricted stock units which retain the original two-year vesting schedule. All of Mr. Causby’s restricted stock units have now vested.

Retention Agreement

Given his strong performance leading our Kindred at Home division, the increased importance of such division following recent reimbursement and regulatory changes impacting our other businesses, and the strategic need to retain his services to lead such operations, we entered into an Employee Retention Agreement with Mr. Causby in March 2016 pursuant to which Mr. Causby received a lump-sum cash payment of $1,000,000 for remaining employed by us in a similar capacity through August 31, 2017.

Change in Control Severance Agreements

For several years, we have been a party to change in control severance agreements with our executive officers, including the named executive officers. The agreements for the named executive officers generally contain substantially similar terms, and provide for the payment of severance benefits under certain circumstances. The amounts and circumstances giving rise to these severance benefits are discussed in further detail under the heading “Potential Payments upon Termination or Change in Control” beginning on page 36. None of these agreements provide for a tax gross up. The Committee has provided change in control severance agreements to its named executive officers because it believes that these arrangements are typical in healthcare companies, protect us and our shareholders by maintaining employee focus and alignment with shareholders during rumored or actual change in control activities and support the retention of key employees during periods of uncertainty.

Section 401(k) Plan and Other Perquisites and Benefits

We maintain a tax-qualified defined contribution retirement plan (the “401(k) Plan”) under which all eligible employees, including the named executive officers, are eligible to contribute the lesser of (1) 50% of their pay or (2) the limit prescribed by the Internal Revenue Service (“IRS”), on a pretax basis.

In addition, the named executive officers may participate in our Deferred Compensation Plan (the “DCP”), which is available to certain employees who are deemed “highly compensated” under the applicable IRS regulations. A participant in the DCP may elect to defer up to 25% of such participant’s base salary and up to 100% of such participant’s award under the short-term incentive plan into the DCP during each plan year. The DCP provides for us to contribute to such participant’s account balance an amount equal to (1) the 401(k) Plan contribution that would be calculated using the contribution formula in effect for such plan year, less (2) the amount such participant would receive during the plan year as a contribution under the 401(k) Plan if such participant had contributed the maximum amount of elective deferral contribution permissible under the administrative provisions of the 401(k) Plan for persons of such participant’s status. The DCP is discussed in further detail under the heading “Non-Qualified Deferred Compensation Table—Fiscal Year 2017” beginning on page 35.

We did not make matching contributions to the 401(k) plan or the DCP during 2017.

We and the Committee believe that, in order to attract and retain qualified executives and other key employees, the provision of certain perquisites and other personal benefits to such executives and other key employees is reasonable and consistent with our overall executive compensation program. Such benefits provided to the named executive officers include the payment of life insurance premiums, limited personal use of our aircraft and the ability to receive a discounted cash payment in lieu of accumulated paid time off benefits.

Recoupment Provisions

In order to further align management’s interests with the interest of shareholders and to support good governance practices, the Committee has implemented recoupment provisions or “clawbacks” into our short-term incentive plan, the LTIP, and our Stock Incentive Plan. These recoupment provisions generally provide that we have the authority to recoup, and a participant in these plans has the obligation to repay, all or any portion of any award paid under such plans that may be required to be recouped under federal or state laws, our policies or listing requirements of any applicable securities exchange.

Stock Ownership Guidelines

The Committee believes that our executive officers will more effectively pursue our long-term interests if their interests are strongly linked to those of our shareholders. Our stock ownership guidelines were developed after considering the stock ownership requirements of peer companies as well as our historic equity grant levels and our expected ability to grant equity in the future. The Committee believes that these guidelines ensure that the named executive officers hold a sufficient amount of our Common Stock to further strengthen the long-term link between the results achieved for our shareholders and the compensation provided to the named executive officers.

In 2017, the stock ownership guidelines for the named executive officers were determined as a multiple of such named executive officer’s base salary as follows:

Multiple of Base Salary
Mr. Breier	3.0x
Mr. Farber	1.5x
Mr. Wallace	2.0x
Mr. Causby	1.5x
Mr. Cunanan	1.5x

The minimum number of shares to be held by each named executive officer is calculated on June 30 of each year based upon the average of the high and low sales prices of our Common Stock on the NYSE on that date. Newly appointed executive officers have five years from the date of appointment to attain the appropriate ownership level. All of the named executive officers are in compliance with this policy.

The named executive officer is required to retain an amount equal to 50% of net shares received under any equity awards until the guideline is met. If the applicable guideline has not been achieved in the required time period, then the named executive officer is required to retain 100% of net shares received under any subsequent equity awards. Our Board of Directors may, at its discretion, waive the stock ownership guidelines if compliance would create a substantial hardship or prevent a named executive officer from complying with a court order.

In determining whether a named executive officer satisfies the required ownership requirement, the calculation includes stock held directly by the named executive officer or owned either jointly with, or separately by, his immediate family members residing in the same household, shares held in trust for the benefit of the named executive officer or his immediate family members and service-based restricted stock. Stock ownership does not include unexercised stock options, stock appreciation rights, or the non-vested portion of any performance-based restricted stock units.

Minimum Holding Period

Regardless of whether the applicable minimum ownership requirement has been met, each director and executive officer is prohibited from selling, assigning, or otherwise transferring all net shares received upon the exercise of any stock option or vesting of a service-based or performance-based restricted stock award for a one-year period beginning on the date the underlying stock option is exercised or the service-based or performance-based restricted stock award vests.

Stock Trading Restrictions

We maintain a securities trading policy which applies to all employees including the named executive officers. As part of the securities trading policy, our employees are prohibited from: (1) buying or selling our Common Stock at any time such employee is in possession of material non-public information; (2) short selling Common Stock; (3) purchasing Common Stock on margin; and (4) entering into hedging transactions involving Common Stock. Named executive officers who violate such prohibitions are subject to disciplinary proceedings, including dismissal.

Executive Compensation Tax Deductibility

Section 162(m) of the Code (“Section 162(m)”), as amended by the recently enacted Tax Cuts and Jobs Act, restricts deductibility for federal income tax purposes of annual individual compensation in excess of $1 million to our named executive officers, effective for tax years beginning after 2017, subject to a transition rule for written binding contracts which were in effect on November 2, 2017, and which were not modified in any material respect on or after such date. In the past, Section 162(m)’s deductibility limitation was subject to an exception for compensation that qualified as “performance-based.” Our compensation programs were designed to permit us to pay compensation that could qualify for the performance-based exception, although we reserved the right to pay compensation that did not qualify as “performance-based” to support our business strategy. While the Committee has considered the deductibility of compensation as a factor in making compensation decisions, it has retained the flexibility to provide compensation that is consistent with our goals for our executive compensation program, even if such compensation would not be fully tax-deductible.

The Committee is continuing to assess the impact of Section 162(m), as amended, on our compensation programs. In furtherance of such qualification, we have in the past asked shareholders to approve our annual incentive plan and equity plans including limitations that were required to be included in those plans. Now that the exception is no longer available, we do not need to qualify for it by complying with those limitations. However, we intend to attempt to fit within the transition rule referred to above, if applicable, with respect to compensation awarded prior to the effective date of the rule, to the extent the Committee determines that to be practical and in our interest.

SUMMARY COMPENSATION TABLE

The following table sets forth certain information regarding compensation for fiscal years 2017, 2016, and 2015 for the Company’s named executive officers. The Company identified five individuals as its named executive officers for 2017, comprised of the President and Chief Executive Officer, the Executive Vice President and Chief Financial Officer, and its three other most highly compensated executive officers serving at the end of 2017. The principal position of each named executive officer is provided as of December 31, 2017.

Name and Principal Position	Year	Salary	Bonus		Stock Awards (1)		Non-Equity Incentive Plan Compensation (2)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings (3)	All Other Compensation (4)	Total
Benjamin A. Breier	2017	$1,090,372	—		$5,740,129	(5)	$4,597,986	—	$178,942	$11,607,429
President and Chief	2016	$1,045,098	—		$4,631,134		$1,139,982	—	$187,265	$7,003,479
Executive Officer	2015	$880,299	—		$3,132,943		$1,227,624	—	$203,750	$5,444,616
Stephen D. Farber	2017	$648,309	—		$1,606,368	(5)	$1,091,038	—	$94,535	$3,440,250
Executive Vice President,	2016	$605,798	—		$1,229,248		$424,608	—	$68,209	$2,327,863
Chief Financial Officer	2015	$596,171	$350,000	(6)	$841,680		$616,405	—	$329,332	$2,733,588
Kent H. Wallace	2017	$714,693	—		$972,508	(5)	$1,153,472	—	$5,265	$2,845,938
Executive Vice President and	2016	$706,743	$50,000	(7)	$855,808		$389,140	—	$30,414	$2,032,105
Chief Operating Officer	2015	$619,234	$50,000	(7)	$1,000,005		$515,319	—	$37,666	$2,222,224
David A. Causby	2017	$599,054	$1,000,000	(8)	$1,192,659	(5)	$793,665	$2,341	$24,411	$3,612,130
Executive Vice President and	2016	$563,417	$1,000,000	(9)	$921,930		$245,344	$424	$17.328	$2,748,443
President, Kindred at Home	2015	$486,551	$1,000,000	(10)	$2,497,356	(11)	$480,162	—	$7,405	$4,471,474
Stephen R. Cunanan	2017	$433,819	—		$662,735	(5)	$797,961	—	$12,772	$1,907,287
Chief Administrative and Chief People Officer (12)

(1)	Amounts in this column represent the aggregate grant date fair value for awards of service-based restricted stock and performance-based restricted stock units computed in accordance with FASB ASC Topic 718. The aggregate grant date fair value for awards of service-based restricted stock is calculated using the closing price of the Company’s Common Stock on the date of grant, without regard to when and how the service-based restricted stock vests. With respect to the performance-based restricted stock units granted in 2017, 2016 and 2015, each award consists of three tranches and performance goals are established annually at the beginning of each tranche’s respective single-year performance period. The aggregate grant date fair value for performance-based restricted stock unit awards is calculated for purposes of FASB ASC Topic 718 using the closing price of the Company’s Common Stock on the date of grant for the first tranche of an award and using the closing price of the Company’s Common Stock on the date performance goals are established for each remaining tranche. During 2017, performance goals were established for the first tranche of the 2017 award, the second tranche of the 2016 award and the third tranche of the 2015 award. Accordingly, the amount in this column for fiscal 2017 includes the aggregate grant date fair value of the first tranche of the 2017 award, the second tranche of the 2016 award and the third tranche of the 2015 award based on the probable outcome of the performance conditions at the time of grant, as follows:

Year/Tranche	Mr. Breier	Mr. Farber	Mr. Wallace	Mr. Causby	Mr. Cunanan
2017—Tranche 1	$812,250	$228,003	$142,503	$171,000	$91,203
2016—Tranche 2	$584,469	$148,197	$113,997	$113,997	$68,400
2015—Tranche 3	$265,999	$85,500	—	$48,453	$44,888

The grant date fair value for all performance-based restricted stock units granted to the named executive officers during 2017, assuming for purposes of this disclosure that each of the three tranches could be valued under FASB ASC Topic 718 at the closing price of the Company’s Common Stock on the date of grant ($8.55), is as follows:

Year	Mr. Breier	Mr. Farber	Mr. Wallace	Mr. Causby	Mr. Cunanan
2017	$2,436,750	$684,000	$427,500	$513,000	$273,600

The aggregate grant date fair value for the third tranche of the 2016 award and the second and third tranches of the 2017 award will be calculable and reported in subsequent years, using the closing price of Common Stock on the date performance goals are established for each tranche. The assumptions used in calculating aggregate grant date fair value with respect to fiscal year 2017 are discussed in Note 18 of the 2017 Audited Financials.

(2)	These amounts represent amounts earned under the short-term incentive plan and LTIP. The named executive officers earned the following amounts under the short-term incentive plan during 2017, 2016 and 2015:

Year	Mr. Breier	Mr. Farber	Mr. Wallace	Mr. Causby	Mr. Cunanan
2017	$1,100,008	$404,768	$445,245	$274,760	$208,805
2016	$942,811	$333,558	$389,140	$245,344	—
2015	$977,744	$484,335	$515,319	$480,162	—

The named executive officers earned the following amounts under the LTIP during 2017, 2016, and 2015 (excluding amounts under the 2017 LTIP Retention Component, which are set forth below in a separate table):

Year	Mr. Breier	Mr. Farber	Mr. Wallace	Mr. Causby	Mr. Cunanan
2017	$464,478	$219,570	$241,527	$168,905	$122,456
2016	$197,171	$91,050	—	—	—
2015	$249,880	$132,070	—	—	—

The named executive officers earned the following amounts under the 2017 LTIP Retention Component during 2017:

Year	Mr. Breier	Mr. Farber	Mr. Wallace	Mr. Causby	Mr. Cunanan
2017	$3,033,500	$466,700	$466,700	$350,000	$466,700

For 2017, the amounts earned under the LTIP represent amounts earned under the 2017 Replacement Award (payable in the fourth quarter of 2018) as well as the 2017 LTIP Retention Component (which were paid upon achievement in December 2017). A participant generally must be employed at the time payments are due to receive the amount earned. No amounts have yet been earned under the 2016 Three-Year Award or the 2017 Three-Year Award, as each such award is comprised of three single-year performance periods (one of which has yet to be completed under the 2016 Three-Year Award and two of which have yet to be completed under the 2017 Three-Year Award), all of which are collectively subject to a three-year TSR modifier, and generally require continued service with the Company through the payment date. No amounts have yet been earned under the 2018 LTIP Retention Component or the 2019 LTIP Retention Component, as the respective 24 month and 36 month performance period applicable to each has not fully elapsed. See “LTIP” on page 17 for more information about these awards.

(3)	These amounts represent the above-market interest earned in the DCP during the respective year. Above-market interest equals the amount of interest in excess of 120% of the federal long-term rate as of October 1 of the prior year. The federal long-term rate as of October 1, 2016, 2015, and 2014 was 1.95%, 2.58%, and 2.89%, respectively.
(4)	The amounts in this column include (1) the taxable value of life insurance premiums paid by the Company, and (2) certain transportation-related benefits (“TRB”). These amounts for 2017 were as follows:

	Life	TRB (a)	Total
Mr. Breier	$1,710	$177,232	$178,942
Mr. Farber	$1,077	$93,458	$94,535
Mr. Wallace	$5,265	—	$5,265
Mr. Causby	$990	$23,421	$24,411
Mr. Cunanan	$1,062	$11,710	$12,772

(a)	For purposes of determining the value of the TRB, the Company bases the calculation on the aggregate incremental cost to the Company for the use of the Company’s aircraft or chartered aircraft by each named executive officer and such named executive officer’s requested occupants. The aggregate incremental cost for the Company’s aircraft is based upon a cost-per-flight-hour charge developed from the annual direct costs to operate the Company’s aircraft. The incremental cost for any chartered aircraft is the actual cost of the chartered aircraft paid by the Company.

(5)	Due to the Company’s achievement of only 30% of the 2017 performance goals, the amount earned by the named executive officers from these performance-based restricted stock awards declined as follows:

	Mr. Breier	Mr. Farber	Mr. Wallace	Mr. Causby	Mr. Cunanan
Grant date fair value	$1,662,719	$461,700	$256,500	$333,450	$204,490
Amount earned	$498,816	$138,510	$76,950	$100,035	$61,346

Reduction in value	$1,123,903	$323,190	$179,550	$233,415	$143,144

(6)	This amount represents a special cash bonus paid to Mr. Farber in 2015 for his efforts in connection with the Gentiva Merger.
(7)	These amounts represent a sign-on bonus paid to Mr. Wallace during 2016 and 2015 to secure his services as Chief Operating Officer.
(8)	This amount represents a retention bonus paid to Mr. Causby for his continued service through August 31, 2017.
(9)	Represents a performance-based cash bonus paid in February 2016 to Mr. Causby pursuant to the terms of the Causby Agreement, based on the achievement of the Company’s Kindred at Home division over the 12-month period ending February 2, 2016 as follows: (1) $500,000 for leadership of a successful integration of Gentiva into Kindred, (2) $250,000 for achievement of one-year synergies resulting from the Gentiva Merger, (3) $250,000 for attainment of budgeted targets, and (4) his continued employment through February 2, 2016. See “Employment Agreements—other Named Executive Officers” on page 38 for more information about this payment.
(10)	Represents a cash payment in February 2015 to Mr. Causby pursuant to the terms of the Causby Agreement, as partial consideration for a $2,035,000 change in control severance payment to which he was otherwise entitled following the Gentiva Merger, and for the confidentiality, non-competition, and non-solicitation covenants imposed on Mr. Causby during the term of the Causby Agreement and for a one-year period thereafter. See “Employment Agreements—other Named Executive Officers” on page 38 for more information about this payment.
(11)	This amount includes the grant date fair value of 57,051 restricted stock units granted in lieu of outstanding Gentiva performance cash awards, and 53,077 restricted stock units granted as partial consideration for a $2,035,000 change in control severance payment to which Mr. Causby was otherwise entitled following the Gentiva Merger, both of which were granted pursuant to the Causby Agreement. This amount excludes the grant date fair value of 25,812 restricted stock units granted to Mr. Causby in exchange for outstanding and unvested in-the-money Gentiva options pursuant to the Causby Agreement. See “Employment Agreements—other Named Executive Officers” on page 38 for more information about these awards.
(12)	Mr. Cunanan has not previously been identified as a named executive officer. Accordingly, disclosures for periods prior to 2017 have not been provided in the Summary Compensation Table or the accompanying footnotes.

Grants of Plan-Based Awards Table—Fiscal Year 2017

The following table sets forth information regarding grants of awards under incentive compensation programs to the Company’s named executive officers during fiscal year 2017.

	Grant	Estimated Possible/Future Payouts Under Non-Equity Incentive Plan Awards				Estimated Future Payouts Under Equity Incentive Plan Awards (#)(1)(2)		All Other Stock Awards: Number of Shares of Stock or Units	Grant Date Fair Value of Stock Awards
Name	Date	Minimum	Target	Maximum		Minimum	Target	(#)(2)(3)	($)(4)
Benjamin A. Breier
Short-term incentive plan (5)	N/A	$591,254	$1,375,010	$2,750,020
Long-term incentive plan (6)	N/A	$206,252	$825,006	$2,062,515
Long-term incentive plan (7)	N/A	$68,682	$274,727	$686,817
Long-term incentive plan (8)	N/A	$68,682	$274,727	$686,817
Long-term incentive plan (9)	N/A	$0	$3,033,500	$3,033,500
Long-term incentive plan (10)	N/A	$0	$3,466,500	$3,466,500	(11)
	3/28/17					28,500	285,000		$812,250	(12)
	3/28/17							155,058	$1,325,746
	5/24/17							272,442	$2,751,664
Stephen D. Farber
Short-term incentive plan (5)	N/A	$223,600	$520,000	$1,040,000
Long-term incentive plan (6)	N/A	$97,500	$390,000	$975,000
Long-term incentive plan (7)	N/A	$32,468	$129,870	$324,675
Long-term incentive plan (8)	N/A	$32,468	$129,870	$324,675
Long-term incentive plan (9)	N/A	$0	$466,700	$466,700
Long-term incentive plan (10)	N/A	$0	$533,300	$533,300	(11)
	3/28/17					8,000	80,000		$228,003	(12)
	3/28/17							43,440	$371,412
	5/24/17							76,560	$773,256
Kent H. Wallace
Short-term incentive plan (5)	N/A	$245,960	$572,000	$1,144,000
Long-term incentive plan (6)	N/A	$107,250	$429,000	$1,072,500
Long-term incentive plan (7)	N/A	$35,714	$142,857	$357,143
Long-term incentive plan (9)	N/A	$0	$466,700	$466,700
Long-term incentive plan (10)	N/A	$0	$533,300	$533,300	(11)
	3/28/17					5,000	50,000		$142,503	(12)
	3/28/17							26,769	$228,875
	5/24/17							48,231	$487,133
David A. Causby
Short-term incentive plan (5)	N/A	$154,805	$360,011	$720,002
Long-term incentive plan (6)	N/A	$75,002	$300,009	$750,023
Long-term incentive plan (7)	N/A	$24,976	$99,903	$249,757
Long-term incentive plan (9)	N/A	$0	$350,000	$350,000
Long-term incentive plan (10)	N/A	$0	$400,000	$400,000	(11)
	3/28/17					6,000	60,000		$171,000	(12)
	3/28/17							32,123	$274,652
	5/24/17							57,877	$584,558
Stephen R. Cunanan
Short-term incentive plan (5)	N/A	$112,233	$261,007	$522,014
Long-term incentive plan (6)	N/A	$54,377	$217,506	$543,765
Long-term incentive plan (7)	N/A	$18,107	$72,429	$181,073
Long-term incentive plan (8)	N/A	$18,107	$72,429	$181,073
Long-term incentive plan (9)	N/A	$0	$466,700	$466,700
Long-term incentive plan (10)	N/A	$0	$533,300	$533,300	(11)
	3/28/17					3,200	32,000		$91,203	(12)
	3/28/17							17,132	$146,479
	5/24/17							30,868	$311,767

(1)

These amounts reflect all performance-based restricted stock units granted during 2017 to the named executive officers, regardless of when, or if, such performance-based restricted stock units vest. These performance-based restricted stock unit grants are divided into three equal tranches corresponding to annual performance periods for 2017, 2018, and 2019. The Committee establishes performance goals annually for the current year’s tranche. If the performance goals are not satisfied in a given performance period, then some or all of the performance-based restricted stock units in the relevant performance period will be forfeited by the named executive officer. See the “Performance-Based Restricted Stock Units Earned in 2017” portion of the Compensation Discussion and Analysis section beginning on page 23 for a description of the minimum, target and maximum goals established for the 2017 performance period for the performance-based restricted stock units granted in 2017. With respect to the first and second tranches of the performance-based restricted stock units granted during 2017, performance above a minimum threshold in respect of one of either of the two relevant goals would result in an award percentage of 10% of such tranche. Further, because a 100% cap has been established as the maximum award level with respect to the first and second tranches of performance-based restricted stock units granted during 2017, the target award payout for the first and second tranches equals the maximum possible payout of 100%. In February 2018, based upon the Company’s performance with respect to the 2017 performance period, each named executive officer earned 30% of their target award, receiving the following number of shares from the first tranche of the 2017 award: Mr. Breier – 28,500 shares; Mr. Farber – 8,000 shares; Mr. Wallace – 5,000 shares; Mr. Causby – 6,000 shares; and Mr. Cunanan – 3,200 shares. At December 31, 2017, threshold, target, and maximum performance criteria have not yet been established for the second and third tranches of the 2017 performance-based restricted stock units.
(2)	These amounts reflect awards under the Stock Incentive Plan.
(3)	These amounts reflect all shares of service-based restricted stock granted during 2017 to the named executive officers. All shares of service-based restricted stock granted to the named executive officers during 2017 vest in three equal annual installments, beginning on the first anniversary of the date of grant, provided the named executive officer is employed by the Company on each such date. These service-based restricted stock awards entitle each named executive officer to receive dividends if and when declared by the Board of Directors.
(4)	These amounts represent the grant date fair value calculated in accordance with FASB ASC Topic 718, excluding forfeiture assumptions.
(5)	These amounts reflect potential payouts under the Company’s short-term incentive plan. Actual awards for 2017 have been disclosed in the Summary Compensation Table beginning on page 28 under the column “Non-Equity Incentive Plan Compensation.”
(6)	These amounts reflect potential payouts under the 2017 Replacement Award. The actual amounts of the 2017 Replacement Award for the named executive officers have been disclosed in the Summary Compensation Table beginning on page 28 under the column “Non-Equity Incentive Plan Compensation.” Amounts earned under the 2017 Replacement Award are payable in the fourth quarter of 2018, provided generally that the named executive officer is employed by the Company at the time the payment is due.
(7)	These amounts reflect potential payouts for the 2017 performance period under the 2017 Three-Year Award, prior to adjustment based upon a three-year TSR modifier. The 2017 Three-Year Award is comprised of three single-year performance periods (2017, 2018 and 2019), each of which comprises one-third of the total three-year award. No amounts have yet been earned under the 2017 Three-Year Award, as two of the three single-year performance periods have yet to be completed, all of which are collectively subject to a three-year TSR modifier, and generally require continued service with the Company through the payment date. See “LTIP Award Calculation—2016 and 2017 Three-Year Awards” on page 20 for the estimated payouts of the 2017 Three-Year Award for the named executive officers. Amounts ultimately earned under the 2017 Three-Year Award are payable in a lump sum during the fourth quarter of 2020, provided generally that the named executive officer is employed by the Company at the time the payment is due.
(8)	These amounts reflect potential payouts for the 2017 performance period under the 2016 Three-Year Award, prior to adjustment based upon a three-year TSR modifier. The 2016 Three-Year Award is comprised of three single-year performance periods (2016, 2017 and 2018), each of which comprises one-third of the total three-year award. No amounts have yet been earned under the 2016 Three-Year Award, as one of the three single-year performance periods has yet to be completed, all of which are collectively subject to a three-year TSR modifier, and generally require continued service with the Company through the payment date. See “LTIP Award Calculation—2016 and 2017 Three-Year Awards” on page 20 for the estimated payouts of the 2016 Three-Year Award for the named executive officers. Amounts ultimately earned under the 2016 Three-Year Award are payable in a lump sum during the fourth quarter of 2019, provided generally that the named executive officer is employed by the Company at the time the payment is due. Messrs. Wallace and Causby do not participate in the 2016 Three-Year Award.
(9)	These amounts reflect potential payouts under the 2017 LTIP Retention Component. The actual amounts of the 2017 LTIP Retention Component for the named executive officers have been disclosed in the Summary Compensation Table beginning on page 28 under the column “Non-Equity Incentive Plan Compensation.” Amounts earned under the 2017 LTIP Retention Component were paid in December 2017 upon attainment of the applicable performance goals.
(10)	These amounts reflect the aggregate potential payouts under the 2018 LTIP Retention Component and the 2019 LTIP Retention Component, with 50% of the amount shown in the table available to be earned at the end of the 24 month performance period with respect to the 2018 LTIP Retention Component and the other 50% available to be earned at the end of the 36 month performance period with respect to the 2019 LTIP Retention Component. See “LTIP Retention Awards” on page 20 for additional information.

(11)	To the extent the award opportunity with respect to the 2018 LTIP Retention Component is not fully achieved at the end of the 24 month performance period, any unearned portion of the 2018 LTIP Retention Component can be earned under the 2019 LTIP Retention Component, provided the requisite total shareholder return target is met at the end of the 36 month performance period. See “LTIP Retention Awards” on page 20 for additional information.
(12)	These amounts represent the grant date fair value calculated in accordance with FASB ASC Topic 718 for the first tranche of performance-based restricted stock units granted in 2017. As previously disclosed, the 2017 grants of performance-based restricted stock units are divided into three equal tranches corresponding to annual performance periods for 2017, 2018, and 2019. Because performance goals for the second and third tranches of performance-based restricted stock units granted in 2017 were not established during 2017, the grant date fair value for these tranches is not included in these amounts. For purposes of FASB ASC Topic 718, a grant date fair value for the second and third tranches cannot be determined until the date performance goals are established for each tranche. The grant date fair value for all performance-based restricted stock units granted to the named executive officers during 2017, assuming for purposes of this disclosure that each of the three tranches could be valued under FASB ASC Topic 718 at the closing price of the Company’s Common Stock on the date of grant, is set forth in footnote 1 to the Summary Compensation Table beginning on page 28.

Outstanding Equity Awards at End of Fiscal Year 2017

The following table sets forth information regarding outstanding equity awards held by the Company’s named executive officers as of December 31, 2017.

	Option Awards						Stock Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Option Grant	Option Exercise	Option Expiration		Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Name	Exercisable	Unexercisable	Date	Price	Date		(#)(1)	($)(2)	(#)(3)	($)(2)
Benjamin A. Breier	—	—	—	—	—		658,038	$6,382,969	452,829	$4,392,441
Stephen D. Farber	—	—	—	—	—		182,000	$1,765,400	124,666	$1,209,260
Kent H. Wallace	—	—	—	—	—		133,295	$1,292,962	76,666	$743,660
David A. Causby	—	—	—	—	—		153,359	$1,487,582
	—	—	—	—	—				92,333	$895,630
	25,344	—	2/3/09	$26.08	2/3/19	(4)
	16,828	—	1/5/11	$26.22	1/5/18	(5)
Stephen R. Cunanan	—	—	—	—	—		77,250	$749,325	53,250	$516,525

(1)	These shares represent unvested service-based restricted stock or, as noted below, unvested service-based restricted stock units. The unvested service-based restricted stock and unvested service-based restricted stock units held by each of the named executive officers as of December 31, 2017 will vest as follows:

Vesting Date	Mr. Breier (# of shares)	Mr. Farber (# of shares)	Mr. Wallace (# of shares)	Mr. Causby (# of shares)		Mr. Cunanan (# of shares)
2/2/18	—	—	18,295	17,692	*	—
3/24/18	94,401	26,000	20,000	20,000		12,000
3/26/18	41,736	10,000	—	—		5,250
3/28/18	51,686	14,480	8,923	10,708		5,711
4/7/18	—	—	—	5,667		—
5/24/18	90,814	25,520	16,077	19,293		10,290
3/24/19	94,401	26,000	20,000	20,000		12,000
3/28/19	51,686	14,480	8,923	10,707		5,710
5/24/19	90,814	25,520	16,077	19,292		10,289
3/28/20	51,686	14,480	8,923	10,708		5,711
5/24/20	90,814	25,520	16,077	19,292		10,289

Total	658,038	182,000	133,295	153,359		77,250

*	restricted stock units
(2)	Market value is calculated by multiplying the total number of shares of Common Stock that have not vested as of December 29, 2017 by $9.70, which was the closing price of Common Stock on the NYSE on such date.
(3)	These shares represent all unvested performance-based restricted stock units that may be earned under the third tranche of the 2015 performance-based restricted stock unit award, the second and third tranches of the 2016 performance-based restricted stock unit award, and all three tranches of the 2017 performance-based restricted stock unit award. Each award of performance-based restricted stock units is divided into three equal annual tranches relating to three consecutive annual performance periods. At the beginning of the relevant performance period, the Committee establishes the performance goals for the applicable tranche. If the performance goals are not satisfied in a given year, some or all of the performance-based restricted stock units in such year’s tranche will be forfeited by the named executive officer. In February 2018, based upon the Company’s performance with respect to the 2017 performance period, each named executive officer was awarded 30% of the target amount of performance-based restricted stock units from the third tranche of the 2015 grant (other than Mr. Wallace), the second tranche of the 2016 grant, and the first tranche of the 2017 grant. A description of these awards is set forth under the “Performance-Based Restricted Stock Units Earned in 2017” section of the Compensation Discussion and Analysis section beginning on page 24.
(4)	These options vested 50% on the second anniversary of the date of grant and 25% per year on the third and fourth anniversaries of the date of grant.
(5)	These options vested in three equal annual installments beginning on the first anniversary of the date of grant.

Options Exercised and Stock Vested Table—Fiscal Year 2017

The following table sets forth information regarding each exercise of stock options and vesting of service-based restricted stock and performance-based restricted stock units during the year ended December 31, 2017.

Name	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting (1)		Value Realized on Vesting
Benjamin A. Breier	—	—	168,864		$1,406,992
Stephen D. Farber	—	—	58,134		$464,398
Kent H. Wallace	—	—	40,962		$309,864
David A. Causby	—	—	100,848	(2)	$747,742
Stephen R. Cunanan	—	—	23,700		$195,953

(1)	Except as set forth in footnote 2 with respect to Mr. Causby, these amounts include the following performance-based restricted stock units awarded in February 2017 from the third tranche of the 2014 grant, the second tranche of the 2015 grant, and the first tranche of the 2016 grant based upon the Company’s performance with respect to the 2016 performance period:

	Mr. Breier	Mr. Farber	Mr. Wallace	Mr. Causby	Mr. Cunanan
Shares awarded from 2014 grant	2,833	—	—	—	800
Shares awarded from 2015 grant	6,222	2,000	—	1,133	1,050
Shares awarded from 2016 grant	13,672	3,467	2,667	2,667	1,600

Total	22,727	5,467	2,667	3,800	3,450

See the “Performance-Based Restricted Stock Units Earned in 2017” portion of the Compensation Discussion and Analysis section beginning on page 24 for a description of the performance-based restricted stock units awarded in February 2018 based upon the Company’s performance with respect to the 2017 performance period.

(2)	This amount includes 17,692 restricted stock units that vested on February 2, 2017 and 53,690 restricted stock units that vested on February 19, 2017.

Non-Qualified Deferred Compensation Table—Fiscal Year 2017

Name	Executive Contributions in Last Fiscal Year		Registrant Contributions in Last Fiscal Year	Aggregate Earnings in Last Fiscal Year		Aggregate Withdrawals/ Distributions	Aggregate Balance at Last Fiscal Year-End
Benjamin A. Breier (1)	—		—	—		—	—
Stephen D. Farber (1)	—		—	—		—	—
Kent H. Wallace (1)	—		—	—		—	—
David A. Causby	$103,300	(2)	—	$5,027	(3)	—	$152,752	(4)
Stephen R. Cunanan (1)	—		—	—		—	—

(1)	Messrs. Breier, Farber, Wallace, and Cunanan have elected not to participate in the DCP.
(2)	$41,934 of this amount is included in the 2017 “Salary” column and $61,366 of this amount is included in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table beginning on page 28 for Mr. Causby.
(3)	This amount includes $2,341 of above-market interest earned in the DCP during 2017 as reported in the “Change in Pension Value and Non-Qualified Deferred Compensation Earnings” column of the Summary Compensation Table beginning on page 28 for Mr. Causby.
(4)	This amount includes $39,863 of contributions and above-market interest previously reported as compensation for Mr. Causby in the Summary Compensation Table of our previous proxy statements.

The Company maintains the DCP for certain highly compensated employees, including the named executive officers. A participant in the DCP may elect to defer up to 25% of such participant’s base salary and up to 100% of such participant’s award under the short-term incentive plan into the DCP during each plan year. The Company did not make matching contributions to the 401(k) plan or the DCP during 2017. Amounts credited to a participant’s account will accrue interest at a fixed rate equal to the interest rate published in Moody’s Bond Record under the heading “Moody’s Corporate Bond Yield Baa Average” for the month of October immediately preceding each plan year. The effective interest rate for 2017 was 4.36%.

A participant under the DCP is generally entitled to a distribution from such participant’s account upon (1) the participant’s retirement (defined as any termination of employment on or after a participant attains age 55) or termination of employment (other than as a result of death) prior to retirement, (2) the participant’s death, or (3) the occurrence of an unforeseen financial emergency (but only to the extent such distribution is necessary to relieve the unforeseen financial emergency). Upon retirement, or in the event a participant’s employment is terminated other than as a result of death, a participant will receive 100% of such participant’s account balance, payable in a lump sum or in equal monthly installments over a 5, 10 or 15 year period as selected by the participant when the participant initially enters the DCP. Mr. Causby has elected to receive a lump sum payment equal to his account balance upon retirement or termination of employment. In the event a participant dies before retirement or a termination of employment, such participant’s beneficiary will receive 100% of the participant’s account balance in a lump-sum payment.

Potential Payments upon Termination or Change in Control

As more fully described below, the following contracts generally provide for payments and other benefits to certain of the named executive officers upon the occurrence of various employment termination or change in control events:

•	Employment Agreements—in the event of death, Disability, or an Involuntary Termination;

•	Change in Control Severance Agreements—in connection with a termination of employment following a Change in Control;

•	Equity Plans—in the event of death, Disability, or a Change in Control; and

•	LTIP—in the event of death, Disability, Retirement, termination of employment without Cause, or following a Change in Control.

In addition to the foregoing, termination and change in control payments are payable under the DCP in certain circumstances. See the “Non-Qualified Deferred Compensation Table—Fiscal Year 2017” beginning on page 35 for details regarding the triggering events and amounts payable under the DCP.

In lieu of any payment each named executive officer would otherwise be entitled to under the terms and conditions of the short-term incentive plan, each named executive officer’s employment and change in control severance agreements expressly provide for a payment under the short-term incentive plan following an Involuntary Termination or Change in Control, respectively.

Definitions

Unless otherwise noted, the term “Disability” means the named executive officer shall be unable, or fail, to perform the essential functions of such named executive officer’s position for any period of 90 days or more.

Unless otherwise noted, the term “Cause” means such named executive officer’s: (1) conviction of or plea of nolo contendere to a crime involving moral turpitude, or (2) willful and material breach of such named executive officer’s duties and responsibilities, which is committed in bad faith or without reasonable belief that such conduct is in the best interests of the Company and its affiliates.

Unless otherwise noted, for purposes of each named executive officer’s employment agreement, “Good Reason” means, without the named executive officer’s written consent, (1) a material adverse change in the named executive officer’s authority, duties or responsibilities, (2) a material reduction in the base salary or the annual bonus opportunity of the named executive officer (materiality is set at 5% or greater for Mr. Breier), (3) the Company requiring the named executive officer to relocate such named executive officer’s principal business office more than 30 miles from its current location, or (4) a material breach of the Company’s obligation to (i) allow the named executive officer to participate in the Company’s employee benefit plans, (ii) require any successor to all or substantially all of the business and/or assets of the Company to assume the named executive officer’s employment agreement, and (iii) with respect to Mr. Breier, allow Mr. Breier to participate in the bonus, stock option or other compensation plans of the Company and provide liability, life and disability insurance.

Unless otherwise noted, for purposes of each named executive officer’s change in control severance agreement, “Good Reason” means (1) the named executive officer’s title, duties, responsibilities or authority is reduced or diminished without such named executive officer’s written consent, (2) the named executive officer’s compensation is reduced, (3) the named executive officer’s benefits are reduced, other than pursuant to a uniform reduction applicable to all managers of the Company, or (4) the named executive officer is asked to relocate such named executive officer’s office to a place more than 30 miles from its location on a change in control date.

Unless otherwise noted, the term “Involuntary Termination” means the Company terminates such named executive officer’s employment other than for Cause, and for each named executive officer, the named executive officer terminates such named executive officer’s employment for Good Reason.

Unless otherwise noted, the term “Retirement” means the voluntary termination of a named executive officer’s employment after the age of 55, or, solely with respect to the Stock Incentive Plan, the voluntary termination of a named executive officer’s employment (1) after the age of 55 and the completion of five years’ service, or (2) after the age of 65.

Unless otherwise noted, the term “Change in Control” means any of the following events:

(1) an acquisition (other than directly from the Company) of any voting securities of the Company by any person immediately after which such person has beneficial ownership of 20% or more of the combined voting power of the Company’s then outstanding voting securities (excluding acquisitions of voting securities by the Company or any of its subsidiaries, or an employee benefit plan maintained by the Company or any of its subsidiaries);

(2) the individuals who constituted the Board of Directors at the start date of such agreement cease for any reason to constitute over 50% of the Board of Directors; provided, however, that if the election, or nomination for election by the Company’s shareholders, of any new director was approved by a vote of over 50% of the Board of Directors, such new director shall be treated as a member of the original Board of Directors, unless such individual initially assumed office as a result of either an actual or threatened election or proxy contest;

(3) consummation of a merger, consolidation or reorganization involving the Company, unless (a) the shareholders of the Company, immediately before such merger, consolidation or reorganization, own, directly or indirectly immediately following such merger, consolidation or reorganization, over 50% of the combined voting power of all voting securities of the corporation resulting from such merger, consolidation or reorganization over which any person has beneficial ownership in substantially the same proportion as their ownership of the voting securities immediately before such merger, consolidation or reorganization; (b) the individuals who were members of the Board of Directors immediately prior to the execution of the agreement providing for such merger, consolidation or reorganization constitute over 50% of the members of the board of directors of the surviving company; and (c) no person (other than the Company, any of its subsidiaries, any employee benefit plan maintained by the Company, the surviving company or any person who, immediately prior to such merger, consolidation or reorganization had beneficial ownership of 20% or more of the then outstanding voting securities) has beneficial ownership of 20% or more of the combined voting power of the surviving company’s then outstanding voting securities;

(4) approval by the Company’s shareholders of a complete liquidation or dissolution of the Company;

(5) approval by the Company’s shareholders of an agreement for the sale or other disposition of all or substantially all of the assets of the Company to any person (other than a transfer to a subsidiary of the Company); or

(6) any other event that the Board of Directors shall determine constitutes an effective change in control of the Company.

Employment Agreement—Mr. Breier

On March 31, 2015, Mr. Breier became President and Chief Executive Officer in accordance with the CEO Agreement. Mr. Breier’s CEO Agreement provides for specified payments and benefits in the event of the termination of his employment under certain circumstances. If Mr. Breier’s employment is terminated by the Company other than for Cause, or by Mr. Breier for Good Reason, subject to his execution of a general release of claims, Mr. Breier will be eligible to receive (1) a cash severance payment equal to two and one-half times the sum of his base salary and short-term incentive target bonus for the year of termination, (2) prorated awards under the Company’s short-term incentive plan and LTIP (based upon actual performance) and (3) continued coverage for him and his eligible dependents under the Company’s employee benefit plans for the 30-month period following his date of termination (such period, the “Benefit Continuation Period”). In addition, Mr. Breier’s outstanding equity awards (other than awards of service-based restricted stock) will continue to vest (and in the case of stock options, remain exercisable) in accordance with the terms of such awards (including the achievement of performance measures) for the Benefit Continuation Period, and any awards of service-based restricted stock that would have vested during the Benefit Continuation Period will vest on his date of termination. If his employment is terminated by reason of death or Disability, Mr. Breier is entitled to a prorated portion of his short-term incentive target award in the year of termination. If Mr. Breier’s employment is terminated by the Company for Cause, no additional payments are made under the CEO Agreement.

Employment Agreements—Other Named Executive Officers

Each of the other named executive officers’ employment agreements provides for severance payments under certain circumstances. Following termination for any reason, such other named executive officer is entitled to receive accrued wages through the date of termination, as well as any amounts owed to such named executive officer pursuant to the terms and conditions of the benefit plans and programs of the Company. In addition, subject to the execution of a general release of claims satisfactory to the Company (except in the event of death or Disability), such named executive officer is entitled to the following additional payments. If employment is terminated by reason of death or Disability, such named executive officer is entitled to a prorated portion of such named executive officer’s short-term incentive target award (based upon actual performance) in the year of termination. If such named executive officer’s employment is terminated for Good Reason, or other than for Cause, such named executive officer’s employment agreement provides for a cash severance payment equal to the prorated portion of the short-term incentive award earned (based upon actual performance) in the year of termination plus one and one-half times base salary and short-term incentive target award in the year of termination. In addition, for an 18-month period following such named executive officer’s termination date, such named executive officer would be entitled to continued coverage under the Company’s employee benefit plans, additional vesting of service-based restricted stock, service-based restricted stock units (in the case of Mr. Causby), and performance-based restricted stock units and stock options, and the opportunity to exercise the options within such time period (but in no event beyond the expiration of the original term of such options). If such named executive officer’s employment is terminated by the Company for Cause, no additional payments are made under such named executive officer’s employment agreement.

Change in Control Severance Agreements

As of December 31, 2017, the Company had a change in control severance agreement in place with each of its named executive officers. The change in control severance agreements provide for the payment of severance benefits under certain circumstances. These benefits become payable at any time within two years after a Change in Control of the Company if: (1) the Company terminates the executive’s employment without Cause; or (2) the executive terminates employment with the Company for Good Reason. The benefits to be afforded the named executive officers include: (i) a lump sum cash severance payment equal to three times (or 2.99 times with respect to Mr. Wallace and 2.9 times with respect to Mr. Causby) base salary and short-term incentive target award as of the termination of employment or Change in Control date, whichever is greater; (ii) continuation of health, dental, life and disability insurance coverage for three years; and (iii) for Messrs. Breier, Farber, and Cunanan, reimbursement of up to $5,000 for legal and accounting fees incurred as a result of the Change in Control.

The Company’s Corporate Governance Guidelines requires shareholder approval or ratification of amended or future change in control severance agreements that provide for payments in excess of 2.99 times base salary and target bonus under the Company’s short term incentive plan. All change in control severance agreements entered into after the date of this amendment expressly stipulate that all benefits payable thereunder will be reduced in order to comply with any executive severance policy the Company has adopted from time to time.

Non-Solicitation and Non-Competition Covenants

Each of the named executive officers is subject to a non-solicitation covenant set forth in such named executive officer’s employment agreement and change in control severance agreement. These non-solicitation covenants provide that during the term and for a one-year period thereafter, the named executive officer will not aid, endeavor to solicit or induce any of the Company’s or its affiliates’ employees to leave their employment with the Company or such affiliate in order to accept employment with the named executive officer or any other person or entity.

Messrs. Breier and Causby are also currently subject to non-compete covenants under their employment agreements. These non-compete covenants provide that during the term and for a one-year period thereafter, such named executive officer will not, without the prior written approval of the Board of Directors become an officer, employee, agent, partner or director of, or otherwise provide services to any other business in direct competition with the Company, or solicit or attempt to take away any customer of the Company.

Stock Incentive Plan

Pursuant to the Stock Incentive Plan, upon death or Disability, any service-based restricted stock awards outstanding as of such date immediately vest, all outstanding options immediately become fully vested and exercisable (for a two-year period for non-qualified options and a one-year period for incentive options but not past their original expiration date), and all performance-based restricted stock units outstanding will be prorated for that portion of the performance period that such person was employed, assuming target performance was achieved. Upon Retirement, to the extent exercisable, all options will remain exercisable for a two-year period with respect to non-qualified options and a 90-day period with respect to incentive options (but not past their original expiration date). Regarding a Change in Control, the Company amended the Stock Incentive Plan during 2014 to provide that outstanding equity awards accelerate only upon a qualifying termination of employment within 18 months of a Change in Control. Thus, following a Change in Control (1) all service-based restricted stock awards, performance-based restricted stock units and options granted before May 22, 2014 will immediately vest and, with respect to the options, become fully exercisable, and (2) all service-based restricted stock awards, performance-based restricted stock units and options granted after May 22, 2014 will also immediately vest and, with respect to the options, become fully exercisable, but only if employment is terminated by the employee for Good Reason or by the Company without Cause within an 18-month period following such Change in Control.

LTIP

Pursuant to the LTIP, if during a performance period a participating named executive officer is terminated without Cause, or upon Retirement, such named executive officer will receive an award for such performance period (which may be prorated) based upon actual achievement of performance goals, payable as if such named executive officer remained employed by the Company. Upon death or Disability during a performance period, such named executive officer (or such named executive officer’s beneficiary) shall be entitled to receive such named executive officer’s target award under the LTIP for such performance period, which award may be prorated and paid within thirty days of death or Disability. Also pursuant to the LTIP, in the event of a Change in Control, the Company or a successor will either assume or continue all outstanding awards, or, in lieu thereof, each participant, including any participating named executive officer, will receive a lump-sum payment equal to the target award available for such named executive officer for the award period in which the Change in Control occurs, without proration.

Summary of Potential Payments upon Termination or Change in Control

The following table sets forth the dollar amount of payments and benefits that each named executive officer would receive in various circumstances triggering payments under such named executive officer’s employment agreement or change in control severance agreement, as well as the Company’s Stock Incentive Plan and LTIP as of December 31, 2017 pursuant to the requirements of Item 402(j) of Regulation S-K. Information required by Item 402(t) of Regulation S-K regarding compensation for our named executive officers based on the Merger can be found in our Definitive Proxy Statement on Schedule 14A filed on February 21, 2018.

	Involuntary Termination		Change in Control		Death/ Disability		Retirement
Benjamin A. Breier
Cash payments	$7,287,553	(1)	$7,425,054	(2)	$1,375,010	(3)	—
Extended employee benefits	26,685	(4)	32,022	(5)	—		—
Equity awards	10,775,410	(6)	10,775,410	(7)	8,269,328	(8)	—
LTIP	2,732,456	(9)	5,941,518	(10)	3,092,984	(11)	—	(12)
Reimbursement of legal/accounting fees	—		5,000		—		—

Total	$20,822,104		$24,179,004		$12,737,322		—

Stephen D. Farber
Cash payments	$2,159,768	(13)	$3,510,000	(2)	$520,000	(3)	—
Extended employee benefits	18,302	(14)	36,603	(5)	—		—
Equity awards	2,327,990	(15)	2,974,660	(7)	2,289,200	(8)	—
LTIP	831,299	(9)	1,703,300	(10)	1,001,729	(11)	—	(12)
Reimbursement of legal/accounting fees	—		5,000		—		—

Total	$5,337,359		$8,229,563		$3,810,929		—

Kent H. Wallace
Cash payments	$2,375,745	(13)	$3,848,130	(16)	$572,000	(3)	—
Extended employee benefits	11,502	(14)	23,004	(5)	—		—
Equity awards	1,632,452	(15)	2,036,622	(7)	1,583,962	(8)	—
LTIP	892,217	(9)	1,820,300	(10)	1,079,690	(11)	$892,217	(12)

Total	$4,911,916		$7,728,056		$3,235,652		$892,217

David A. Causby
Cash payments	$1,714,804	(13)	$2,784,084	(17)	$360,011	(3)	—
Extended employee benefits	20,117	(14)	40,233	(5)	—		—
Equity awards	1,898,212	(15)	2,383,212	(7)	1,865,882	(8)	—
LTIP	635,214	(9)	1,300,027	(10)	766,318	(11)	—	(12)

Total	$4,268,347		$6,507,556		$2,992,211		—

Stephen R. Cunanan
Cash payments	$1,252,833	(13)	$2,088,054	(2)	$261,007	(3)	—
Extended employee benefits	18,285	(14)	36,570	(5)	—		—
Equity awards	1,007,180	(15)	1,265,850	(7)	981,320	(8)	—
LTIP	561,863	(9)	1,185,818	(10)	656,913	(11)	—	(12)
Reimbursement of legal/accounting fees	—		5,000		—		—

Total	$2,840,161		$4,581,292		$1,899,240		—

(1)	This amount represents (a) two and one-half times the sum of Mr. Breier’s base salary and target award under the short-term incentive plan in the year of termination, payable within 14 days of termination, and (b) the prorated award earned by Mr. Breier under the short-term incentive plan in the year of termination, payable on such date as if Mr. Breier was still employed by the Company.
(2)	These amounts represent three times the sum of such named executive officer’s base salary and target award under the short-term incentive plan in the year of termination, payable upon the effective date of termination.
(3)	These amounts represent a prorated portion of such named executive officer’s target award under the short-term incentive plan in the year of death or Disability, payable on the same date as if such named executive officer was still employed by the Company.
(4)	This amount represents the Company’s cost to provide health, dental, life, and short-term and long-term disability benefits for a 30-month period based upon Mr. Breier’s coverage as of December 31, 2017.
(5)	These amounts represent the Company’s cost to provide health, dental, life and short-term and long-term disability benefits for a three-year period based upon such named executive officer’s coverage as of December 31, 2017.
(6)	This amount represents the fair value of 30 months of additional vesting of outstanding stock options, service-based restricted stock and performance-based restricted stock units calculated using the December 29, 2017 closing price of the Company’s Common Stock on the NYSE of $9.70.
(7)	These amounts represent the fair value of full vesting for all outstanding stock options, service-based restricted stock and performance-based restricted stock units calculated using the December 29, 2017 closing price of the Company’s Common Stock on the NYSE of $9.70.
(8)	These amounts represent the fair value of full vesting for all outstanding stock options and service-based restricted stock awards, and the prorated vesting of all performance-based restricted stock units outstanding (assuming target performance was achieved), calculated using the December 29, 2017 closing price of the Company’s Common Stock on the NYSE of $9.70.
(9)	These amounts represent the prorated portion of the actual award such named executive officer would have received under the 2017 Replacement Award, and target awards such named executive officer would have received under the 2017 Three-Year Award, 2016 Three-Year Award, 2018 LTIP Retention Component, and 2019 LTIP Retention Component in the year of termination without Cause, payable on the same dates as if such named executive officer was still employed by the Company. Amounts payable under the 2017 LTIP Retention Component are not included as such amounts were paid upon achievement in December 2017.
(10)	These amounts, payable in a lump sum under the LTIP, represent such named executive officer’s target award under the 2017 Replacement Award, 2017 Three-Year Award, 2016 Three-Year Award, 2018 LTIP Retention Component, and 2019 LTIP Retention Component in the year of termination, assuming that such named executive officer was terminated without Cause during the same performance period in which the Change in Control occurred. In lieu of paying these amounts following a Change in Control, the Company or a successor could instead elect to continue or assume all outstanding awards. Amounts payable under the 2017 LTIP Retention Component are not included as such amounts were paid upon achievement in December 2017.
(11)	These amounts represent the prorated portion of such named executive officer’s target 2017 Replacement Award, 2017 Three-Year Award, 2016 Three-Year Award, 2018 LTIP Retention Component, and 2019 LTIP Retention Component in the year of death or Disability, payable in a lump sum within 30 days of such death or Disability. Amounts payable under the 2017 LTIP Retention Component are not included as such amounts were paid upon achievement in December 2017.
(12)	Retirement awards are not payable under the LTIP until age 55. As such, Messrs. Breier, Farber, Causby and Cunanan would not be eligible to receive a retirement benefit under the LTIP if they retired as of December 31, 2017. With respect to Mr. Wallace, this amount represents the prorated portion of the actual award he would have received under the 2017 Replacement Award, and target awards he would have received under the 2017 Three-Year Award, 2016 Three-Year Award, 2018 LTIP Retention Component, and 2019 LTIP Retention Component upon Retirement. Amounts payable under the 2017 LTIP Retention Component are not included as such amounts were paid upon achievement in December 2017.
(13)	These amounts represent (1) one and one-half times the sum of such named executive officer’s base salary and target award under the short-term incentive plan in the year of termination, payable within 14 days of termination, and (2) the prorated award earned by such named executive officer under the short-term incentive plan in the year of termination, payable on such date as if such named executive officer was still employed by the Company.

(14)	These amounts represent the Company’s cost to provide health, dental, life and short-term and long-term disability benefits for an 18-month period based upon such named executive officer’s coverage on December 31, 2017.
(15)	These amounts represent the fair value of 18 months of additional vesting of outstanding stock options, service-based restricted stock, performance-based restricted stock units, and, with respect to Mr. Causby, restricted stock units, calculated using the December 29, 2017 closing price of the Company’s Common Stock on the NYSE of $9.70.
(16)	This amount represents 2.99 times the sum of Mr. Wallace’s base salary and target award under the short-term incentive plan in the year of termination, payable upon the effective date of termination.
(17)	This amount represents 2.9 times the sum of Mr. Causby’s base salary and target award under the short-term incentive plan in the year of termination, payable upon the effective date of termination.

Pay Ratio Disclosure

As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(u) of Regulation S-K, we are providing the following information about the relationship of the annual total compensation of our employees and the annual total compensation of Mr. Breier, the Company’s President and Chief Executive Officer.

As of December 31, 2017, the median of the total annual compensation of all employees of the Company (except for the Chief Executive Officer) for 2017 was $22,100, calculated in accordance with the methodology for calculating the total compensation of our named executive officers as reported in the Summary Compensation Table on page 28. The total annual compensation of the Company’s Chief Executive Officer for 2017 was $11,607,429, as calculated and more fully described in the Total Compensation column of the Summary Compensation Table on page 28. For 2017, the ratio of the total annual compensation of the Company’s Chief Executive Officer to the median of the total annual compensation of all employees was 525 to 1. This pay ratio is an estimate calculated in a manner consistent with Item 402(u). The SEC rules for identifying the median compensated employee allow companies to adopt a variety of methodologies, to apply certain exclusions, and to make reasonable estimates and assumptions that reflect their compensation practices. As such, the pay ratio reported by other companies may not be comparable to the pay ratio reported above, as other companies may have different employment and compensation practices and may utilize different methodologies, exclusions, estimates and assumptions in determining their median employee.

This calculation includes all of the Company’s employees as of December 31, 2017, whether employed on a full-time, part-time or per diem basis. For purposes of identifying the median employee from the Company’s employee population, the Company compared the amount of salary, wages and tips of its employees as reflected in the Company’s payroll records as reported to the Internal Revenue Service on Form W-2 for 2017. No other assumptions, adjustments or estimates were used in these calculations.

Approximately 38,400 of the Company’s 83,788 employees as of December 31, 2017 are per diem employees, whose compensation is not permitted to be annualized for purposes of these calculations and thereby significantly lowers the median of the total annual compensation for all employees. As an additional point of reference, if per diem employees are excluded from this calculation, the median total annual compensation of all employees of the Company (except for the Chief Executive Officer) for 2017 increases to $47,594, and the ratio of the total annual compensation of the Company’s Chief Executive Officer to the median of the total annual compensation of all employees becomes 244 to 1. Attracting and retaining qualified healthcare personnel such as nurses, therapists and home health and hospice employees in a highly competitive market is challenging, thereby driving the need for per diem employees.

DIRECTOR COMPENSATION

For 2017, non-employee directors received: (1) a quarterly cash retainer of $25,000; (2) an additional $5,000 quarterly retainer for the Audit Committee chair; (3) an additional $3,750 retainer for the Executive Compensation Committee chair; and (4) an additional $2,500 quarterly retainer for the other committee chairs. In addition, the Chair of the Board received an additional quarterly retainer of $25,000 during 2017.

On May 24, 2017, the Company issued to each non-employee director 14,852 shares of restricted Common Stock. All of these shares vest in full on the first anniversary of their grant date. All of these shares were issued under the Equity Plan for Non-Employee Directors, Amended and Restated (the “Directors Plan”).

Under the Directors Plan, the Committee has the authority to grant stock options or restricted shares at its discretion to non-employee directors of the Company. Unless otherwise provided in the underlying award agreement (1) each stock option awarded under the plan will have an exercise price equal to the fair market value of the Common Stock on the date such option is granted, will vest in four equal annual installments beginning on the first anniversary of the date of grant, except in the event of a change in control, in which case all shares subject to the stock option shall immediately vest, and will have a ten-year term, and (2) each award of restricted shares will vest in four equal annual installments, beginning on the first anniversary of the date of grant, except in the event of a change in control, in which case all unvested restricted shares shall immediately vest. The Directors Plan expressly prohibits the Company from lowering the exercise price of previously awarded stock options, except as necessary to prevent dilution or enlargement of the rights of non-employee directors under such plan in the event of a merger, reorganization, consolidation, recapitalization, spin-off or similar change in corporate structure.

Pursuant to the Company’s stock ownership guidelines that apply to its non-employee directors, each non-employee director is required to own shares of the Company’s Common Stock valued at five times the annual cash retainer. The Company’s annual cash retainer for its non-employee directors was $100,000 in 2017. If the applicable ownership guideline is not achieved in any year following an annual calculation, the director is required to retain an amount equal to one hundred percent of net shares received under any equity award subsequently issued to such director until the ownership guideline is met. Each of the Company’s directors is in compliance with this policy.

DIRECTOR COMPENSATION TABLE

The following table sets forth information regarding the fiscal 2017 compensation for all persons who served as a director of the Company during 2017. Thomas P. Cooper, M.D. retired from the Board of Directors in May 2017.

Name	Fees Earned or Paid in Cash	Stock Awards (1)(2)		Option Awards (3)	All Other Compensation	Total
Joel Ackerman	$102,500	$150,005		—	—	$252,505
Jonathan D. Blum	$110,000	$150,005		—	—	$260,005
Benjamin A. Breier (4)	—	—		—	—	—
Thomas P. Cooper, M.D.	$52,500	$—		—	—	$52,500
Paul J. Diaz	$100,000	$233,335	(5)	—	—	$333,335
Heyward R. Donigan	$100,000	$150,005		—	—	$250,005
Richard Goodman	$120,000	$150,005		—	—	$270,005
Christopher T. Hjelm	$100,000	$150,005		—	—	$250,005
Frederick J. Kleisner	$115,000	$150,005		—	—	$265,005
Sharad Mansukani, M.D.	$100,000	$150,005		—	—	$250,005
Lynn Simon, M.D.	$110,000	$150,005		—	—	$260,005
Phyllis R. Yale	$200,000	$150,005		—	—	$350,005

(1)	These amounts represent the aggregate grant date fair value, computed in accordance with FASB ASC Topic 718, of 14,852 shares of restricted Common Stock granted on May 24, 2017, which shares vest in full on the first anniversary of their date of grant. Grant date fair value is calculated using the May 24, 2017 closing price of the Company’s Common Stock on the NYSE of $10.10.
(2)	As of December 31, 2017, each non-employee director held 14,852 unvested shares of restricted stock.
(3)	There were no option awards granted during 2017. As of December 31, 2017, the following non-employee directors held the number of outstanding, unexercised stock options as follows: Mr. Ackerman – 15,000; Mr. Blum – 15,000; and Mr. Kleisner – 15,000.
(4)	Mr. Breier was compensated as an employee of the Company during 2017 and did not receive any additional compensation for serving as a director of the Company. See the Summary Compensation Table beginning on page 28.
(5)	This amount also includes the aggregate grant date fair value of 7,407 previously-granted performance-based restricted stock units computed in accordance with FASB ASC Topic 718 to which Mr. Diaz remained entitled pursuant to the terms of his prior employment agreement.

COMPENSATION COMMITTEE REPORT

The Executive Compensation Committee of the Board is composed entirely of independent directors satisfying the requirements of the NYSE listing standards. The Executive Compensation Committee is composed of Mr. Frederick J. Kleisner (Chair), Mr. Jonathan D. Blum, Ms. Heyward R. Donigan, and Sharad Mansukani, M.D. The Executive Compensation Committee is responsible for establishing and administering the policies and programs that govern both annual cash compensation and equity-based incentive compensation plans for the executive officers of the Company.

The Executive Compensation Committee has reviewed and discussed the “Compensation Discussion and Analysis” section with management. Based upon the foregoing review and discussion with management, the Executive Compensation Committee recommended to the Board that the “Compensation Discussion and Analysis” section be included in this Form 10-K/A.

All members of the Executive Compensation Committee of the Company listed below submit the foregoing report.

EXECUTIVE COMPENSATION COMMITTEE

Frederick J. Kleisner, Chair
Jonathan D. Blum
Heyward R. Donigan Sharad Mansukani, M.D.

Executive Compensation Committee Interlocks and Insider Participation

Mr. Frederick J. Kleisner served as a member and Chair of the Executive Compensation Committee, and Mr. Jonathan Blum, Ms. Heyward Donigan, and Sharad Mansukani, M.D. served on the Executive Compensation Committee of the Board of Directors for all of 2017. None of the persons who served on the Executive Compensation Committee during the last completed fiscal year is, or has been, an employee or officer of the Company or had any relationship requiring disclosure under Item 404 of Regulation S-K. In addition, none of the Company’s executive officers serves, or has served during the last completed fiscal year, as a member of the board of directors or compensation committee of any other entity that has, or has had, one or more of its executive officers serving as a member of the Company’s Board of Directors.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized For Issuance Under Equity Compensation Plans

The following table represents aggregate equity compensation plan information as of December 31, 2017 with respect to equity plans that were approved by the Company’s shareholders. As of December 31, 2017, all outstanding equity awards were granted under equity plans that have been approved by the Company’s shareholders.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	45,000	$12.71		4,901,301	(2)
Equity compensation plans not approved by security holders (3)	661,716	$25.25		—

Total	706,716	$24.45	(4)	4,901,301

(1)	The Company’s 2001 Stock Incentive Plan, Amended and Restated (the “2001 Stock Incentive Plan”), Stock Incentive Plan, 2001 Equity Plan for Non-Employee Directors, Amended and Restated (the “2001 Directors Plan”), and the Directors Plan have each been approved by the Company’s shareholders and are included in these totals.
(2)	Restricted Common Stock and other forms of equity awards may be issued pursuant to the Stock Incentive Plan (4,059,724 shares available, 28,354 of which were assumed as part of the Gentiva Merger and remain subject to a 2:1 counting provision on full value awards), and the Directors Plan (841,577 shares available). Pursuant to their terms, no equity awards remain available for issuance under the 2001 Stock Incentive Plan or the 2001 Directors Plan.
(3)	The Gentiva 2004 Equity Incentive Plan, Amended and Restated (the “2004 Gentiva Equity Plan”) has not been approved by the Company’s shareholders but was approved by Gentiva’s shareholders prior to the Gentiva Merger. The Company assumed these options as part of the Gentiva Merger. No awards are eligible for future grant under the 2004 Gentiva Equity Plan.
(4)	These shares have a weighted average remaining term of 0.9 year.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth how much Common Stock was known to us to be beneficially owned as of March 31, 2018 (unless another date is indicated) by (i) each person known by us to beneficially own more than 5% of our Common Stock, (ii) each director (who was serving as a director as of that date) and nominee for director, (iii) each named executive officer and (iv) all current directors and executive officers as a group.

The amounts and percentages of shares beneficially owned are reported on the basis of SEC regulations governing the determination of beneficial ownership of securities. Under SEC rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares voting power or investment power, which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Securities that can be so acquired are deemed to be outstanding for purposes of computing such person’s ownership percentage, but not for purposes of computing any other person’s ownership percentage. Under these rules, more than one person may be deemed to be a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest. The information in the table below regarding beneficial owners of 5% or more of our Common Stock is based on our review of Schedule 13D and Schedule 13G filings by such persons with the SEC.

As of March 31, 2018, there were 91,279,221 shares of our Common Stock outstanding.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percentage of Common Stock (1)
Beneficial Owners of More than 5%:
Blackrock Inc.(2)	11,383,622	12.47%
The Vanguard Group(3)	8,316,567	9.11%
Wellington Management Group, L.L.P.(4)	8,165,785	8.95%
Brigade Capital Management, LP(5)	6,891,602	7.55%
JPMorgan Chase & Co(6)	5,579,500	6.11%
Dimensional Fund Advisors LP(7)	5,218,399	5.72%
Vanguard Explorer Fund(8)	5,066,659	5.55%
Directors and Executive Officers:	—	—
Joel Ackerman	90,167	*
Jonathan D. Blum	90,167	*
Benjamin A. Breier	997,029	1.09%
Paul J. Diaz	424,340	*
Heyward R. Donigan	40,234	*
Richard Goodman	40,234	*
Christopher T. Hjelm	75,391	*
Fred J. Kleisner	90,167	*
Sharad Mansukani, M.D.	38,512	*
Lynn Simon, M.D.	32,094	*
Phyllis R. Yale	84,867	*
Stephen D. Farber	245,953	*
Kent H. Wallace	167,859	*
David A. Causby	336,803	*
Stephen R. Cunanan	122,620	*
Directors and Executive Officers as a Group (19 persons)	3,330,998	3.65%

*	Owns less than 1% of the total outstanding shares of our Common Stock.
(1)	Includes shares subject to stock options which are exercisable within 60 days from February 20, 2018. The number of shares of our Common Stock that may be acquired through exercise of stock options, which are exercisable as of, or within 60 days after, February 20, 2018, are as follows: Messrs. Ackerman, Blum and Kleisner each hold 15,000 vested and outstanding options; and Mr. Causby holds 25,344 vested and outstanding options.
(2)	Based on a Schedule 13G/A filed on January 19, 2018 by Blackrock Inc., whose address is 55 East 52nd Street, New York, New York 10055, these shares were reported to be beneficially owned by Blackrock Inc. Blackrock, Inc. has sole power to vote or to direct the vote of 11,174,655 of these shares and sole power to dispose or to direct the disposition of all 11,383,622 shares.

(3)	Based on a Schedule 13G/A filed on February 9, 2018 by the Vanguard Group, whose address is 100 Vanguard Blvd., Malvern, Pennsylvania 19355, these shares were reported to be beneficially owned by the Vanguard Group. The Vanguard Group has sole power to vote or direct the voting of 96,359 of these shares, shared power to vote or direct the voting of 6,058 of these shares, sole power to dispose of or to direct the disposition of 8,221,777 of these shares and shared power to dispose of or to direct the disposition of 94,790 of these shares.
(4)	Based on a Schedule 13G/A filed on February 8, 2018 by Wellington Management Company LLP, whose address is c/o 280 Congress Street, Boston, Massachusetts 02210, these shares were reported to be beneficially owned by Wellington Management Group LLP, Wellington Group Holdings LLP, Wellington Investment Advisors Holdings LLP and Wellington Management Company LLP. Wellington Management Group LLP, Wellington Group Holdings LLP and Wellington Investment Advisors Holdings LLP have shared power to vote or to direct the voting of 2,803,791 of these shares and shared power to dispose or to direct the disposition of all 8,165,785 shares. Wellington Management Company LLP has shared power to vote or to direct the voting of 2,779,508 of these shares and shared power to dispose or to direct the disposition of 7,877,763 of these shares.
(5)	Based on a Schedule 13D/A filed on March 26, 2018 by Brigade Capital Management, LP, whose address is 399 Park Avenue, 16th Floor, New York, New York 10022, these shares were reported to be beneficially owned by Brigade Capital Management, LP, Brigade Capital Management GP, LLC, Brigade Leveraged Capital Structured Fund Ltd., Brigade Distressed Value Master Fund Ltd., Brigade Cavalry Fund Ltd. and Donald E. Morgan, III. Brigade Capital Management LP, Brigade Capital Management GP, LLC and Donald E. Morgan have shared power to vote or to direct the voting of all 6,891,602 shares and shared power to dispose of or to direct the disposition of all 6,891,602 shares. Brigade Leveraged Capital Structures Fund Ltd. has shared power to vote or to direct the voting of 5,884,031 of these shares and shared power to dispose of or to direct the disposition of 5,884,031 of these shares. Brigade Distressed Value Master Fund Ltd. has shared power to vote or to direct the voting of 922,571 of these shares and shared power to dispose of or to direct the disposition of 922,571 of these shares. Brigade Cavalry Fund Ltd. has shared power to vote or to direct the voting of 85,000 of these shares and shared power to dispose of or to direct the disposition of 85,000 of these shares.
(6)	Based on a Schedule 13G filed on January 10, 2018 by JPMorgan Chase & Co, whose address is 270 Park Avenue, 38th Floor, New York, New York 10017, these shares were reported to be beneficially owned by JPMorgan Chase & Co. JPMorgan Chase & Co has sole power to vote or to direct the voting of 5,131,150 of these shares and sole power to dispose of or to direct the disposition of 5,555,247 of these shares.
(7)	Based on a Schedule 13G/A filed on February 9, 2018 by Dimensional Fund Advisors LP, whose address is 6300 Bee Cave Road, Building One, Austin, Texas 78746, these shares were reported to be beneficially owned by Dimensional Fund Advisors LP. Dimensional Fund Advisors LP has sole power to vote or to direct the voting of 4,815,564 of these shares and sole power to dispose or to direct the disposition of all 5,218,399 shares.
(8)	Based on a Schedule 13G filed on February 1, 2018 by Vanguard Explorer Fund, whose address is 100 Vanguard Blvd., Malvern, Pennsylvania 19355, these shares were reported to be beneficially owned by Vanguard Explorer Fund. Vanguard Explorer Fund has sole power to vote or to direct the voting of all 5,066,659 shares.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Director Independence

The Board of Directors has determined that the following nine directors are independent, as defined under the listing standards of the NYSE: Mr. Joel Ackerman; Mr. Jonathan D. Blum; Ms. Heyward R. Donigan; Mr. Richard Goodman; Mr. Christopher T. Hjelm; Mr. Frederick J. Kleisner; Sharad Mansukani, M.D.; Lynn Simon, M.D.; and Ms. Phyllis R. Yale.

The independent directors have regularly scheduled meetings at which members of management are not present. Ms. Yale presides at these and all other Board meetings in her capacity as independent Chair of the Board of Directors.

The Board of Directors’ independence determination for each director was based upon a review in which each director’s independence was evaluated on a case-by-case basis. In performing the independence evaluations, the Board of Directors considers any matters that could affect the ability of each outside director to exercise independent judgment in discharging his or her responsibilities as a director, including all transactions and relationships between each such director, the director’s family members, and organizations with which the director or the director’s family members have an affiliation and the Company, its subsidiaries, and its management. Any such matters are evaluated both from the standpoint of the director and from that of persons or organizations with which the director has an affiliation. In addition, the Board of Directors also considers any other transactions, relationships, or arrangements that could affect director independence.

On an ongoing basis, the Board of Directors reviews relationships between the Company and other entities for which a director of the Company also serves as a director or otherwise has an employment or other relationship. This review included analysis of ordinary course business transactions between the Company and: (1) Davita, for which Mr. Ackerman serves as Chief Financial Officer and Mr. Diaz and Ms. Yale serve as non-employee directors; (2) The Kroger Co., for which Mr. Hjelm serves as Executive Vice President and Chief Information Officer; (3) Endo International, for which Dr. Mansukani serves as a non-employee director; (4) Immucor, Inc., for which Dr. Mansukani serves as a non-employee director; (5) Community Health Systems, for which Dr. Simon serves as President, Clinical Operations and Chief Medical Officer; (6) Blue Cross Blue Shield of Massachusetts, for which Ms. Yale serves as a non-employee director; and (7) Bain & Company, Inc., for which Ms. Yale serves as an Advisory Partner. Further, Sharad Mansukani, M.D., who serves as Senior Advisor to TPG Capital, LLC (one of the consortium of purchasers under the Merger) recused himself from Board deliberations over and approval of the Merger.

During these reviews, the Board of Directors identified no transactions, relationships, or arrangements in which a director of the Company had or will have a direct or indirect material interest or that otherwise adversely impacted the Board of Directors’ independence evaluation of the applicable outside directors.

Related Person Transactions

In accordance with the written charter for the Nominating and Governance Committee of the Board of Directors, the Nominating and Governance Committee evaluates each related person transaction involving a director or executive officer for the purpose of determining whether to recommend to the disinterested members of the Board that the transactions are fair, reasonable, and within Company policy, and whether they should be ratified or approved by the Board. The Nominating and Governance Committee considers each related person transaction in light of all relevant factors and the controls implemented to protect the interests of the Company and its shareholders.

Relevant factors include:

•	the benefits of the transaction to the Company;

•	the terms of the transaction and whether the terms have been negotiated at arm’s length and in the ordinary course of the Company’s business;

•	the direct or indirect nature of the related person’s interest in the transaction;

•	the amount involved and the expected term of the transaction; and

•	other facts and circumstances that bear on the materiality of the related person transaction under applicable law and listing standards.

Approval by the Board of Directors of any related person transaction involving a director also must be made in accordance with applicable law and the Company’s organizational documents as from time to time in effect. When a vote of the disinterested directors is required, such vote is called only following full disclosure to such directors of the facts and circumstances of the relevant related person transaction. Transactions that are not approved or ratified as required by the Code of Conduct are subject to termination by the Company, if so directed by an employee’s supervisor, the Nominating and Governance Committee, or the Board of Directors, as applicable, taking into account such factors as such individual or body deems appropriate and relevant. Based upon its review, the Nominating and Governance Committee did not identify any related person transactions under Item 404 of Regulation S-K during 2017 or that are currently proposed.

Item 14.	Principal Accounting Fees and Services

Fees Paid to PwC

The following information presents the fees for services rendered by PricewaterhouseCoopers LLP for the years ended December 31, 2017 and 2016. The Audit Committee approved all services required to be so approved related to the fees set forth below.

Audit Fees

The aggregate fees billed by PwC for professional services rendered for the audits of the consolidated financial statements of the Company, audits of the Company’s internal control over financial reporting as of December 31, 2017 and 2016, review of interim financial statements included in the Company’s Quarterly Reports on Form 10-Q and for services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements were $4,472,523 and $4,788,300 for the years ended December 31, 2017 and 2016, respectively.

Audit-Related Fees

The aggregate fees billed by PwC for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not included in the audit fees listed above were $3,532,732 and $102,853 for the years ended December 31, 2017 and 2016, respectively. For 2017, $3,442,732 of these fees pertained to carve-out audits related to the Merger, and $90,000 related to employee benefit plan audits. For 2016, all of these fees related to employee benefit plan audits.

Tax Fees

There were no fees billed by PwC for the years ended December 31, 2017 or 2016 for tax compliance, tax advice or tax planning services.

All Other Fees

PwC billed the Company $2,754 and $1,800 for each of the years ended December 31, 2017 and 2016 for the license of research software used by the Company, and $332,300 for the year ended December 31, 2016 in connection with survey matters involving the Company’s employees. Such fees are not otherwise included in the sections captioned “Audit Fees,” “Audit-Related Fees,” or “Tax Fees” set forth above.

The Audit Committee has considered whether the provision of non-audit services is compatible with maintaining the independent registered public accounting firm’s independence.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of the Independent Registered Public Accounting Firm

The Audit Committee is responsible for appointing, evaluating and replacing the independent registered public accounting firm, setting compensation and overseeing the services rendered by the independent registered public accounting firm. The Audit Committee has established a policy requiring pre-approval of all audit engagement fees and terms and all permissible non-audit engagements with the independent registered public accounting firm. Such services may be approved at a meeting of the Audit Committee or the Audit Committee may delegate to one or more of its members the pre-approval of audit engagements and permissible non-audit services provided that any pre-approval by such member or members shall be presented to the Audit Committee at each of its scheduled meetings. All of the services described in the sections captioned “Audit Fees,” “Audit-Related Fees” and “All Other Fees” were approved by the Audit Committee in accordance with this policy.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(3) Index to Exhibits:

EXHIBIT INDEX

31#	Rule 13a-14(a)/15d-14(a) Certifications.

#	Filed herewith.

(b)	Exhibits.

The response to this portion of Item 15 is submitted as a separate section of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 27, 2018	KINDRED HEALTHCARE, INC.

	By:	/s/ Joseph L. Landenwich
Joseph L. Landenwich General Counsel and Corporate Secretary