Form 10-Q
period 2018-03-31
KINDRED HEALTHCARE, INC
filed 2018-05-08
CIK 1060009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at April 30, 2018
Common stock, $0.25 par value	91,260,624 shares

1 of 76

KINDRED HEALTHCARE, INC.

FORM 10-Q

KINDRED HEALTHCARE, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three months ended
	March 31,
	2018	2017
Revenues	$1,513,789	$1,539,490
Salaries, wages and benefits	845,854	839,813
Supplies	75,008	80,101
Building rent	62,488	64,656
Equipment rent	8,689	8,887
Other operating expenses	135,717	158,824
General and administrative expenses (exclusive of depreciation and amortization expense included below)	265,372	275,503
Other (income) expense	(607)	30
Impairment charges	-	474
Restructuring charges	8,109	10,006
Depreciation and amortization	24,789	29,820
Interest expense	61,032	59,328
Investment income	(197)	(509)
	1,486,254	1,526,933
Income from continuing operations before income taxes	27,535	12,557
Provision for income taxes	1,228	2,234
Income from continuing operations	26,307	10,323
Discontinued operations, net of income taxes:
Income (loss) from operations	(8,770)	5,059
Loss on divestiture of operations	(5,790)	(6,166)
Loss from discontinued operations	(14,560)	(1,107)
Net income	11,747	9,216
Earnings attributable to noncontrolling interests:
Continuing operations	(12,792)	(10,483)
Discontinued operations	(660)	(4,481)
	(13,452)	(14,964)
Loss attributable to Kindred	$(1,705)	$(5,748)
Amounts attributable to Kindred stockholders:
Income (loss) from continuing operations	$13,515	$(160)
Loss from discontinued operations	(15,220)	(5,588)
Net loss	$(1,705)	$(5,748)
Earnings (loss) per common share:
Basic:
Income (loss) from continuing operations	$0.15	$-
Discontinued operations:
Income (loss) from operations	(0.11)	-
Loss on divestiture of operations	(0.06)	(0.07)
Loss from discontinued operations	(0.17)	(0.07)
Net loss	$(0.02)	$(0.07)

Diluted:
Income (loss) from continuing operations	$0.15	$-
Discontinued operations:
Income (loss) from operations	(0.11)	-
Loss on divestiture of operations	(0.06)	(0.07)
Loss from discontinued operations	(0.17)	(0.07)
Net loss	$(0.02)	$(0.07)
Shares used in computing earnings (loss) per common share:
Basic	88,526	87,085
Diluted	88,526	87,085
Cash dividends declared and paid per common share	$-	$0.12

See accompanying notes.

KINDRED HEALTHCARE, INC.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands)

	Three months ended
	March 31,
	2018	2017
Net income	$11,747	$9,216
Other comprehensive income:
Available-for-sale securities (Note 10):
Change in unrealized investment gains	-	949
Reclassification of gains realized in net income	-	(1)
Net change	-	948
Interest rate swaps (Note 1):
Change in unrealized gains	4,125	1,026
Reclassification of gains realized in net income, net of payments	(629)	(103)
Net change	3,496	923
Other comprehensive income	3,496	1,871
Comprehensive income	15,243	11,087
Earnings attributable to noncontrolling interests	(13,452)	(14,964)
Comprehensive income (loss) attributable to Kindred	$1,791	$(3,877)

See accompanying notes.

KINDRED HEALTHCARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

(In thousands, except per share amounts)

	March 31,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$108,759	$160,254
Insurance subsidiary investments	22,407	22,546
Accounts receivable less allowance for loss of $67,227 ─ March 31, 2018 and $96,899 ─ December 31, 2017	1,165,044	1,122,532
Inventories	21,635	21,716
Income taxes	3,462	4,546
Assets held for sale	8,937	17,335
Other (Note 13)	69,828	60,610
	1,400,072	1,409,539

Property and equipment	1,686,791	1,682,965
Accumulated depreciation	(961,272)	(946,986)
	725,519	735,979

Goodwill	2,188,391	2,188,566
Intangible assets less accumulated amortization of $64,836 ─ March 31, 2018 and $77,603 ─ December 31, 2017	601,368	604,338
Insurance subsidiary investments	27,771	28,988
Other (Note 13)	263,242	265,307
Total assets (a)	$5,206,363	$5,232,717
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$147,143	$191,827
Salaries, wages and other compensation	337,838	352,179
Due to third party payors	26,772	35,321
Professional liability risks	60,671	60,767
Accrued lease termination fees	7,557	7,610
Other accrued liabilities (Note 13)	214,227	263,977
Long-term debt due within one year	14,482	14,638
	808,690	926,319

Long-term debt	3,266,364	3,146,972
Professional liability risks	276,551	276,829
Deferred tax liabilities	37,196	36,881
Deferred credits and other liabilities (Note 13)	492,170	497,954

Commitments and contingencies (Note 12)

Equity:
Stockholders' equity:
Common stock, $0.25 par value; authorized 175,000 shares; issued 91,279 shares ─ March 31, 2018 and 91,454 shares ─ December 31, 2017	22,820	22,864
Capital in excess of par value	1,714,504	1,713,179
Accumulated other comprehensive income	9,675	6,179
Accumulated deficit	(1,632,432)	(1,618,896)
	114,567	123,326
Noncontrolling interests	210,825	224,436
Total equity	325,392	347,762
Total liabilities (a) and equity	$5,206,363	$5,232,717

(a)

The Company’s consolidated assets as of March 31, 2018 and December 31, 2017 include total assets of variable interest entities of $405.5 million and $405.8 million, respectively, which can only be used to settle the obligations of the variable interest entities. The Company’s consolidated liabilities as of March 31, 2018 and December 31, 2017 include total liabilities of variable interest entities of $43.5 million and $43.9 million, respectively. See note 1 of the notes to unaudited condensed consolidated financial statements.

See accompanying notes.

KINDRED HEALTHCARE, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(In thousands)

	Three months ended
	March 31,
	2018	2017
Cash flows from operating activities:
Net income	$11,747	$9,216
Add back loss from discontinued operations, net of income taxes	14,560	1,107
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation expense	22,322	25,191
Amortization of intangible assets	2,467	4,629
Amortization of stock-based compensation costs	4,261	3,026
Amortization of deferred financing costs	4,254	4,132
Payment of capitalized lender fees related to debt amendment	-	(5,403)
Provision for doubtful accounts	2,910	6,425
Deferred income taxes	411	1,227
Impairment charges	-	474
Other	270	6,258
Change in operating assets and liabilities:
Accounts receivable	(77,785)	(79,752)
Inventories and other assets	(18,292)	(4,983)
Accounts payable	(19,680)	(10,425)
Income taxes	1,084	2,291
Due to third party payors	(8,135)	(4,745)
Other accrued liabilities	(38,743)	(42,973)
Net cash used in operating activities of discontinued operations	(34,054)	(8,293)
Net cash used in operating activities	(132,403)	(92,598)
Cash flows from investing activities:
Routine capital expenditures	(15,910)	(10,346)
Development capital expenditures	(3,542)	(5,433)
Acquisitions, net of cash acquired	-	(3,150)
Sale of assets	13,225	-
Purchase of insurance subsidiary investments	-	(22,308)
Sale of insurance subsidiary investments	-	18,699
Net change in other investments	91	29
Other	(233)	154
Net cash provided by (used in) investing activities of discontinued operations	7,204	(1,601)
Net cash provided by (used in) investing activities	835	(23,956)
Cash flows from financing activities:
Proceeds from borrowings under revolving credit	429,700	478,600
Repayment of borrowings under revolving credit	(310,200)	(343,400)
Repayment of term loan	(3,508)	(3,509)
Repayment of other long-term debt	(203)	(284)
Payment of deferred financing costs	(56)	(79)
Payment of dividend for mandatory redeemable preferred stock	-	(3,010)
Dividends paid	-	(10,228)
Contributions made by noncontrolling interests	165	-
Distributions to noncontrolling interests	(27,228)	(25,801)
Payroll tax payments for equity awards issuance	(3,044)	(2,255)
Net cash provided by financing activities	85,626	90,034
Change in cash, cash equivalents and restricted cash	(45,942)	(26,520)
Cash, cash equivalents and restricted cash at beginning of period	218,463	324,168
Cash, cash equivalents and restricted cash at end of period	$172,521	$297,648
Supplemental information:
Interest payments	$76,283	$74,839
Income tax refunds	266	1,240
Distributions to noncontrolling interests:
Continuing operations	(11,038)	(8,785)
Discontinued operations	(16,190)	(17,016)

See accompanying notes.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

Business

Kindred Healthcare, Inc. is a healthcare services company that through its subsidiaries operates a home health, hospice and community care business, transitional care (“TC”) hospitals, inpatient rehabilitation hospitals (“IRFs”), and a contract rehabilitation services business across the United States (collectively, the “Company” or “Kindred”). At March 31, 2018, the Company’s Kindred at Home division primarily provided home health, hospice, and community care services from 606 sites of service in 40 states. The Company’s hospital division operated 75 TC hospitals (certified as long-term acute care (“LTAC”) hospitals under the Medicare program) in 17 states. The Company’s Kindred Rehabilitation Services division operated 19 IRFs and 98 hospital-based acute rehabilitation units (“ARUs”) (certified as IRFs), and provided rehabilitation services primarily in hospitals and long-term care settings in 45 states.

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

In January 2017, the FASB issued authoritative guidance that simplifies the measurement of goodwill impairment to a single-step test. The guidance removed step two of the goodwill impairment test, which required a hypothetical purchase price allocation. The measurement of goodwill impairment is now the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. Under the revised guidance, failing step one will always result in goodwill impairment. The new guidance is effective for annual and interim periods beginning after December 15, 2019 and early adoption is permitted. The Company adopted the new guidance on January 1, 2017 on a prospective basis. If the Company fails step one of the goodwill impairment test under the new guidance, the results could materially impact the Company’s financial position and results of operations but not its business or liquidity.

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

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION (Continued)

Revenue recognition

On January 1, 2018, the Company adopted Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, and all of the related amendments (the “New Revenue Standard”). The New Revenue Standard requires entities to recognize the amount of revenue it expects for the transfer of goods or services to customers. The adoption of this standard had an immaterial impact on the Company’s reported total revenues as compared to what reported amounts would have been under the prior standard, and the Company expects the impact of adoption in future periods will be immaterial. The Company’s accounting policies under the New Revenue Standard were applied prospectively and are noted below.

Revenues are recognized as performance obligations are satisfied, which is over time as patient services are rendered throughout the length of stay, in an amount that reflects the consideration the Company expects to receive in exchange for services. A performance obligation is defined as a promise in a contract to transfer a distinct good or service to the customer. Substantially all of the Company’s contracts with patients and customers have a single performance obligation as the promise to transfer services is not distinct or separately identifiable from other promises in the contract.

The transaction price for the Company’s contracts represents its best estimate of the consideration the Company expects to receive and includes assumptions regarding variable consideration as applicable. These variable considerations include estimated amounts due from patients and third party payors for healthcare services provided, including anticipated settlements under reimbursement agreements with Medicare, Medicaid, Medicare Advantage, Medicaid Managed, and other third party payors. Revenues under third party agreements are subject to examination and retroactive adjustment. Provisions for estimated third party adjustments are provided in the period the related services are rendered to the extent it is probable that a significant reversal of cumulative revenue will not occur. Any remaining differences between the amounts accrued and subsequent settlements are recorded in the periods in which the interim or final settlements are determined.

A summary of revenues by payor type follows (in thousands):

	Three months ended
	March 31,
	2018	2017
Medicare	$791,842	$814,768
Medicaid	93,765	105,427
Medicare Advantage	142,224	116,503
Medicaid Managed	55,861	51,013
Other	452,063	475,385
	1,535,755	1,563,096
Eliminations	(21,966)	(23,606)
	$1,513,789	$1,539,490

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION (Continued)

Revenue recognition (Continued)

A summary of revenues by business segment follows (in thousands):

	Three months ended
	March 31,
	2018	2017
Revenues:
Kindred at Home:
Home health	$453,759	$450,831
Hospice	183,628	179,378
	637,387	630,209
Hospital division	547,630	556,646
Kindred Rehabilitation Services:
Kindred Hospital Rehabilitation Services	178,219	178,115
RehabCare	172,519	198,126
	350,738	376,241
	1,535,755	1,563,096
Eliminations:
Kindred Hospital Rehabilitation Services	(19,321)	(21,148)
RehabCare	(1,993)	(1,878)
Hospitals	(652)	(580)
	(21,966)	(23,606)
	$1,513,789	$1,539,490

ASC 606 adoption impact

On January 1, 2018, the Company adopted the New Revenue Standard using the modified retrospective transition method. The Company recognized the cumulative effect of initially applying the New Revenue Standard to all contracts not completed as of the date of adoption, resulting in an $11.8 million adjustment, net of taxes, on January 1, 2018 to accounts receivable and accumulated deficit. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.

The impact of adoption of the New Revenue Standard was primarily related to the following: (i) recognizing contractual revenues due to variable considerations subject to estimation during the period of service within the Kindred at Home division (included within the Medicare and Medicare Advantage payor types) and (ii) recognizing contractual revenues earlier due to variable considerations arising from the historical collectability of the Company’s hospital division’s private payor portfolio (included within the other payor type).

The Company reclassified approximately $3.8 million of other operating expenses to contractual revenues for the three months ended March 31, 2018 as a result of the New Revenue Standard. The Company reclassified the net hospice room and board charges previously recorded as other operating expenses to contractual revenues. In accordance with the New Revenue Standard definition of performance obligations, the Company does not view the room and board charges as separate and distinct from the patient services, and as such, classifies the net charges as contractual revenues. The remaining reclassifications resulted from certain bad debts considered implicit price concessions or contractual revenues under the New Revenue Standard, while the remaining bad debts recorded in other operating expenses are related to credit risk or limitations on a customer’s ability to pay.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION (Continued)

ASC 606 adoption impact (Continued)

The impact of adoption on the Company’s accompanying unaudited condensed consolidated statement of operations and unaudited condensed consolidated balance sheet was as follows (in thousands):

	Three months ended March 31, 2018
	As reported	Without adoption of ASC 606	Effect of change
Statement of operations:
Revenues	$1,513,789	$1,517,196	$(3,407)
Other operating expenses	135,717	139,581	(3,864)
Income from continuing operations before income taxes	27,535	27,078	457

	As of March 31, 2018
Balance sheet:
Current assets:
Accounts receivable less allowance for loss	$1,165,044	$1,176,354	$(11,310)
Equity:
Accumulated deficit	$(1,632,432)	$(1,621,122)	$(11,310)

Equity

The following table sets forth the changes in equity attributable to noncontrolling interests and equity attributable to Kindred stockholders for the three months ended March 31, 2018 and 2017 (in thousands):

For the three months ended March 31, 2018	Amounts attributable to Kindred stockholders	Noncontrolling interests	Total equity
Balance at December 31, 2017	$123,326	$224,436	$347,762
Adoption of the New Revenue Standard as of January 1, 2018	(11,767)	-	(11,767)
Comprehensive income (loss):
Net income (loss)	(1,705)	13,452	11,747
Other comprehensive income	3,496	-	3,496
	1,791	13,452	15,243
Shares tendered by employees for statutory tax withholdings upon issuance of common stock	(3,044)	-	(3,044)
Stock-based compensation amortization	4,261	-	4,261
Distributions to noncontrolling interests	-	(27,228)	(27,228)
Contributions made by noncontrolling interests	-	165	165
Balance at March 31, 2018	$114,567	$210,825	$325,392

For the three months ended March 31, 2017
Balance at December 31, 2016	$812,551	$228,970	$1,041,521
Comprehensive income (loss):
Net income (loss)	(5,748)	14,964	9,216
Other comprehensive income	1,871	-	1,871
	(3,877)	14,964	11,087
Shares tendered by employees for statutory tax withholdings upon issuance of common stock	(2,255)	-	(2,255)
Stock-based compensation amortization	3,132	-	3,132
Dividends paid	(10,228)	-	(10,228)
Distributions to noncontrolling interests	-	(25,801)	(25,801)
Balance at March 31, 2017	$799,323	$218,133	$1,017,456

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION (Continued)

Cash, cash equivalents and restricted cash

Beginning in 2018, the Company adopted the authoritative guidance that simplifies the disclosure of restricted cash within the statement of cash flows. The following table provides a reconciliation of cash and cash equivalents, as reported in our accompanying unaudited condensed consolidated balance sheet, to cash, cash equivalents and restricted cash, as reported in our accompanying unaudited condensed consolidated statement of cash flows (in thousands):

	March 31,	December 31,
	2018	2017
Cash and cash equivalents	$108,759	$160,254
Restricted cash:
Insurance subsidiary investments (current)	22,407	22,546
Other assets (current)	425	1,675
Insurance subsidiary investments (long-term)	27,771	28,988
Other assets (long-term)	13,159	5,000
Cash, cash equivalents and restricted cash	$172,521	$218,463

Property and equipment

Beginning April 1, 2017, the Company changed the estimated useful life of certain information technology equipment and software based upon a detailed review of actual utilization. Following the acquisition of Gentiva Health Services, Inc. (“Gentiva”), a home health and hospice company acquired by the Company on February 2, 2015 (the “Gentiva Merger”), the Company made significant investments in information technology and software. The actual usage and longevity of these assets supports longer lives than previously estimated. The change in estimate extended the expected useful life by one to two years depending on the asset category and has been accounted for prospectively. The impact from this change in accounting estimate was an increase to income from continuing operations before income taxes of approximately $3.5 million in the first quarter of 2018.

Derivative financial instruments

In January 2016, the Company entered into three interest rate swap agreements to hedge its floating interest rate on an aggregate of $325 million of debt outstanding under its Term Loan Facility (as defined in Note 11), which replaced the previous $225 million aggregate swap that expired on January 11, 2016. The interest rate swaps have an effective date of January 11, 2016, and expire on January 9, 2021. The Company is required to make payments based upon a fixed interest rate of 1.862% and 1.855% calculated on the notional amount of $175 million and $150 million, respectively. In exchange, the Company will receive interest on $325 million at a variable interest rate that is based upon the three-month London Interbank Offered Rate (“LIBOR”), subject to a minimum rate of 1.0%.

In March 2014, the Company entered into an interest rate swap agreement to hedge its floating interest rate on an aggregate of $400 million of debt outstanding under its Term Loan Facility. On April 8, 2014, the Company completed a novation of a portion of its $400 million swap agreement to two new counterparties, each in the amount of $125 million. The original swap contract was not amended, terminated, or otherwise modified. The interest rate swap had an effective date of April 9, 2014, expired on April 9, 2018, and applied to the Term Loan Facility. The Company made payments based upon a fixed interest rate of 1.867% calculated on the notional amount of $400 million. In exchange, the Company received interest on $400 million at a variable interest rate that was based upon the three-month LIBOR, subject to a minimum rate of 1.0%.

The interest rate swaps were assessed for hedge effectiveness for accounting purposes and the Company determined the interest rate swaps qualify for cash flow hedge accounting treatment at March 31, 2018. The Company records the effective portion of the gain or loss on these derivative financial instruments in accumulated other comprehensive income (loss) as a component of stockholders’ equity and records the ineffective portion of the gain or loss on these derivative financial instruments as interest expense. For the three months ended March 31, 2018 and 2017, there was no ineffectiveness related to the interest rate swaps.

The aggregate fair value of the interest rate swaps recorded in other current assets was $6.6 million and $2.5 million at March 31, 2018 and December 31, 2017, respectively. The fair value was determined by reference to a third party valuation and is considered a Level 2 input within the fair value hierarchy.

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

The carrying amounts and classifications of the assets and liabilities of the consolidated VIEs are as follows (in thousands):

	March 31,	December 31,
	2018	2017
Assets:
Current assets:
Cash and cash equivalents	$48,575	$43,734
Accounts receivable, net	43,252	47,034
Inventories	1,541	1,541
Other	2,337	2,899
	95,705	95,208
Property and equipment, net	13,645	14,160
Goodwill	275,375	275,375
Intangible assets, net	20,793	21,002
Other	6	6
Total assets	$405,524	$405,751
Liabilities:
Current liabilities:
Accounts payable	$26,716	$26,533
Salaries, wages and other compensation	2,468	3,092
Other accrued liabilities	3,942	4,066
Long-term debt due within one year	448	604
	33,574	34,295
Long-term debt	330	378
Deferred credits and other liabilities	9,643	9,235
Total liabilities	$43,547	$43,908

Other information

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for quarterly reports on Form 10-Q of Regulation S-X and do not include all of the disclosures normally required by GAAP or those normally required in annual reports on Form 10-K. Accordingly, these financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2017 filed with the Securities and Exchange Commission (the “SEC”) on Form 10-K. The accompanying condensed consolidated balance sheet at December 31, 2017 was derived from audited consolidated financial statements, but does not include all disclosures required by GAAP.

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

NOTE 2 – PLANNED ACQUISITION OF KINDRED

Merger Agreement

On December 19, 2017, the Company announced that its Board of Directors (the “Board”) approved a definitive agreement under which the Company will be acquired by a consortium of three companies: TPG Capital (“TPG”), Welsh, Carson, Anderson & Stowe (“WCAS”) and Humana Inc. (“Humana”). Subject to the terms and conditions of an Agreement and Plan of Merger (the “Merger Agreement”) among the Company, Kentucky Hospital Holdings, LLC (“HospitalCo Parent”), Kentucky Homecare Holdings, Inc. (“Parent”) and Kentucky Homecare Merger Sub, Inc. (“Merger Sub”), Merger Sub will be merged with and into Kindred (the “Merger”), with Kindred continuing as the surviving company in the Merger (the “Surviving Entity”). See Note 5 for a description of restructuring charges associated with the Merger.

At the effective time of the Merger, each share of the Company’s common stock, par value $0.25 per share (“Common Stock”) issued and outstanding immediately prior to the effective time of the Merger (other than shares held by Parent, HospitalCo Parent, Merger Sub or Kindred and their respective wholly owned subsidiaries (which will be cancelled) and shares that are owned by stockholders who have properly exercised and perfected a demand for appraisal rights under Delaware law), will be cancelled and converted into the right to receive $9.00 in cash, without interest.

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

Consummation of the Merger is subject to various conditions, including, among others, adoption of the Merger Agreement by the requisite vote of the Company’s stockholders (this condition was satisfied on April 5, 2018), the receipt of certain licensure and regulatory approvals, the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvement Act of 1976, as amended (this condition was satisfied on February 20, 2018), the consummation of the purchase of the two remaining skilled nursing facilities from Ventas, Inc. (“Ventas”) and payment of corresponding expense reimbursement to Ventas (this condition was satisfied on December 21, 2017), the satisfaction of the closing conditions to the Separation Agreement (as defined below) and certain related entity conversions, the absence of any material adverse effect on each of the Company, its home health, hospice and community care business, and its TC hospitals, IRFs and contract rehabilitation services business, and certain other customary closing conditions.

The Merger Agreement also contains certain termination rights for the Company and Merger Sub (including if the Merger is not consummated by August 17, 2018 (the “End Date”)) and provides that upon termination of the Merger Agreement under specified circumstances, including, among others, following a change in recommendation of the Board or its termination of the Merger Agreement to enter into a written definitive agreement for a “superior proposal,” the Company will be required to pay Merger Sub a termination fee of $29 million and reimburse the documented out-of-pocket expenses of Parent, HospitalCo Parent and certain of their affiliates in connection with the Merger Agreement up to $10 million.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 2 – PLANNED ACQUISITION OF KINDRED (Continued)

Merger Agreement (Continued)

Parent will be required to pay the Company a reverse termination fee of $61.5 million, and to reimburse certain of the Company’s expenses, including the reasonable and documented out-of-pocket expenses the Company incurred in connection with the implementation of the Separation Transactions (as defined in the Separation Agreement), up to $13.5 million, in the event the Merger Agreement is terminated (i) by the Company, subject to certain limitations set forth in the Merger Agreement, if (A) there has been a breach of a representation, warranty or covenant of Parent or Merger Sub that would cause the related closing condition to be incapable of being satisfied or cured by the End Date or, if curable, is not cured by Parent or Merger Sub by the earlier of 30 days after receipt of written notice of such breach and the End Date, (B) the conditions to Parent, HospitalCo Parent and Merger Sub’s obligations to consummate the closing have been satisfied (other than those conditions that by their terms are to be satisfied at or immediately prior to the closing, provided that such conditions are then capable of being satisfied at the closing), the Company has irrevocably confirmed to Parent in writing that the Company is prepared and able to consummate the closing, and Parent and Merger Sub fail to consummate the Merger by the later of the date the closing should have occurred and three business days following the date of the notice from the Company described above, or (ii) by the Company or Parent if the Merger has not occurred by the End Date and at the time of termination all of the conditions to Parent, HospitalCo Parent and Merger Sub’s obligations to consummate the closing have been satisfied (other than those conditions that by their terms are to be satisfied by actions taken at the closing, provided that such conditions are then capable of being satisfied at the closing) other than those relating to obtaining specified licensure and regulatory approvals and/or there being any injunction or other order by a governmental entity charged with jurisdiction over the granting of such approvals.

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

The Separation Agreement relates to, among other things (i) certain restructuring transactions that are to take place with respect to the Company and its subsidiaries, (ii) procedures concerning the transfer of certain assets used and employees employed in the Company’s respective businesses and (iii) the allocation of costs and expenses related to the separation of the Surviving Entity from the Homecare Business (as defined in the Separation Agreement). The Separation Agreement requires, among other things, the Company to take certain actions and expend certain efforts prior to the closing of the Merger in preparation for such separation transactions.

NOTE 3 – DIVESTITURES

Skilled nursing facility business exit

On June 30, 2017, the Company entered into a definitive agreement with BM Eagle Holdings, LLC, a joint venture led by affiliates of BlueMountain Capital Management, LLC (“BlueMountain”), under which the Company agreed to sell its skilled nursing facility business for $700 million in cash (the “SNF Divestiture”). The SNF Divestiture included 89 nursing centers with 11,308 licensed beds and seven assisted living facilities with 380 licensed beds in 18 states. Through March 31, 2018, the Company completed the sale or closed 86 of the skilled nursing facilities and all seven of the assisted living facilities.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 3 – DIVESTITURES (Continued)

Skilled nursing facility business exit (Continued)

Thirty-six of the skilled nursing facilities were previously leased from Ventas (the “Ventas Properties”). The Company had an option to acquire the real estate of the Ventas Properties for aggregate consideration of $700 million, which the Company exercised as it closed on the sale of the Ventas Properties in connection with the SNF Divestiture during 2017. On each respective closing date, the Company paid to Ventas the allocable portion of the $700 million purchase price for the Ventas Properties and Ventas conveyed the real estate for the applicable Ventas Property to BlueMountain or its designee.

The completion of the sales of the remaining three nursing centers is subject to customary conditions to closing, including the receipt of all licensure, regulatory and other approvals. The Company expects that all of the remaining closings will be completed during 2018.

In accordance with authoritative guidance for assets held for sale and discontinued operations accounting, the skilled nursing facility business is reported as assets held for sale and was moved to discontinued operations for all periods presented. See Note 4.

During the first quarter of 2018, the Company recorded $5.8 million of pretax charges related to the SNF Divestiture, including $3.7 million of transaction and other costs and $2.1 million of retention costs. During the first quarter of 2017, the Company recorded $6.2 million of pretax charges related to the SNF Divestiture, including $5.8 million of retention costs and $0.4 million of transaction and other costs.

In connection with the SNF Divestiture, the Company entered into an interim management agreement in the third quarter of 2017 with certain affiliates of BlueMountain in the state of California whereby the Company would lease its license of certain operations to such affiliates until licensure approval is obtained. Because the Company has continuing involvement in the business through purveying certain rights of ownership of the assets while under the interim management agreement and license sublease, the Company does not meet the requirements for a sale-leaseback transaction as described in ASC 840-40, Leases - Sale-Leaseback Transactions. Under the failed-sale-leaseback accounting model, the Company is deemed under GAAP to still own certain real estate assets sold to BlueMountain, which the Company must continue to reflect in its consolidated balance sheet and depreciate over the assets’ remaining useful life. The Company also must treat a portion of the pretax cash proceeds from the SNF Divestiture as though it were the result of a $140.8 million other long-term liability financing obligation in its accompanying unaudited condensed consolidated balance sheet, and also must defer a $17.9 million gain associated with some of these assets until continuing involvement ceases. The lease will terminate upon licensure approval, at which time the Company will cease to recognize the remaining other long-term liability financing obligation, as well as the remaining net book value of the real estate assets and will recognize the gain.

NOTE 4 – DISCONTINUED OPERATIONS

In accordance with the authoritative guidance for the impairment or disposal of long-lived assets, the divestitures of unprofitable businesses have been accounted for as discontinued operations. Accordingly, the operating results of these businesses and the losses or impairments associated with these transactions were classified as discontinued operations, net of income taxes, in the accompanying unaudited condensed consolidated statement of operations for all periods. Effective January 1, 2015, the authoritative guidance modified the requirements for reporting discontinued operations. A disposal is now required to be reported in discontinued operations only if the disposal represents a strategic shift that has (or will have) a major effect on the Company’s operations and financial results. At March 31, 2018, the Company had three nursing centers held for sale classified as discontinued operations.

In connection with the SNF Divestiture, direct overhead and the profits from applicable RehabCare contracts servicing the Company’s skilled nursing facility business that were not retained with new operators were moved to discontinued operations for all periods presented. The Company has reclassified certain retained businesses and expenses previously reported in the nursing center division to other business segments, including hospital-based sub-acute units and a skilled nursing facility to the hospital division and a small therapy business to the Kindred Hospital Rehabilitation Services operating segment for all periods presented. See Note 3.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 4 – DISCONTINUED OPERATIONS (Continued)

The following table summarizes (in thousands) the SNF Divestiture liability activity (included in current liabilities) during the three months ended March 31, 2018, which does not include non-cash charges of $3.2 million related to other costs:

	Retention	Transaction and other costs	Total
Liability balance at December 31, 2017	$5,436	$5,600	$11,036
Expense	2,117	486	2,603
Payments	(3,723)	(2,669)	(6,392)
Liability balance at March 31, 2018	$3,830	$3,417	$7,247

A summary of discontinued operations follows (in thousands):

	Three months ended
	March 31,
	2018	2017
Revenues	$9,198	$255,683
Salaries, wages and benefits	6,293	95,424
Supplies	248	10,513
Building rent	1,693	20,438
Equipment rent	34	2,097
Other operating expenses	3,354	72,583
General and administrative expenses	4,966	43,954
Other income	(285)	(264)
Impairment charges	-	683
Depreciation and amortization	1,699	5,140
Interest expense	1	5
Investment income	(35)	(17)
	17,968	250,556
Income (loss) from operations before income taxes	(8,770)	5,127
Provision for income taxes	-	68
Income (loss) from operations	(8,770)	5,059
Loss on divestiture of operations	(5,790)	(6,166)
Loss from discontinued operations	(14,560)	(1,107)
Earnings attributable to noncontrolling interests	(660)	(4,481)
Loss attributable to Kindred	$(15,220)	$(5,588)

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 4 – DISCONTINUED OPERATIONS (Continued)

The following table sets forth certain discontinued operating data by business segment (in thousands):

	Three months ended
	March 31,
	2018	2017
Revenues:
Nursing center division	$8,646	$255,181
Hospital division	552	502
	$9,198	$255,683
Segment adjusted operating income (loss):
Nursing center division	$(5,908)	$32,506
Hospital division	530	967
	$(5,378)	$33,473
Rent:
Nursing center division:
Building rent	$1,217	$19,973
Equipment rent	34	2,097
	1,251	22,070
Hospital division:
Building rent	476	465
Equipment rent	-	-
	476	465
Totals:
Building rent	1,693	20,438
Equipment rent	34	2,097
	$1,727	$22,535
Depreciation and amortization:
Nursing center division	$1,699	$5,140
Hospital division	-	-
	$1,699	$5,140

The following table sets forth a summary of assets held for sale related to the SNF Divestiture (in thousands):

	March 31,	December 31,
	2018	2017
Long-term assets:
Property and equipment, net	$7,071	$15,711
Other	1,866	1,624
	8,937	17,335
Current liabilities (included in other accrued liabilities)	(417)	(417)
	$8,520	$16,918

NOTE 5 – RESTRUCTURING CHARGES

The Company has initiated various restructuring activities whereby it has incurred costs associated with reorganizing its operations, including the divestiture, swap, closure and consolidation of its business, facilities and branches, reduced headcount and realigned operations in order to improve operations, cost efficiencies and capital structure in response to changes in the healthcare industry, increasing leverage and to partially mitigate reductions in reimbursement rates from third party payors. The costs associated with these activities are reported as restructuring charges in the accompanying unaudited condensed consolidated statement of operations and would have been recorded as general and administrative expense or rent expense if not classified as restructuring charges.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 5 – RESTRUCTURING CHARGES (Continued)

The following table sets forth the restructuring charges incurred by business segment (in thousands):

	Three months ended
	March 31,
	2018	2017
Kindred at Home:
Home health	$291	$5,932
Hospice	519	2,386
	810	8,318
Hospital division	923	972
Kindred Rehabilitation Services:
Kindred Hospital Rehabilitation Services	-	-
RehabCare	-	-
	-	-
Support center	6,376	716
	$8,109	$10,006

Restructuring Activities

Planned Acquisition of Kindred

During the fourth quarter of 2017, the Company announced that the Board had approved the Merger Agreement as described in Note 2. The costs incurred related to the Merger Agreement are expected to be substantially completed in 2018.

The composition of the restructuring costs that the Company has incurred for these restructuring initiatives is as follows (in thousands):

	Three months ended
	March 31,
	2018	2017
Merger costs	$6,143	$-
Retention and severance	407	-
	$6,550	$-

The following table (in thousands) summarizes the Merger restructuring liability activity (included in other accrued liabilities):

Merger costs
Liability balance at December 31, 2017	$7,907
Expense	6,143
Payments	(9,659)
Liability balance at March 31, 2018	$4,391

LTAC Hospital Portfolio Repositioning 2017 Plan

During the third quarter of 2017, the Company approved phase two of the LTAC hospital portfolio repositioning plan that incorporated the closure and conversion of certain LTAC hospitals as part of its mitigation strategies in response to the new patient criteria for LTAC hospitals under the Pathway for SGR Reform Act of 2013 (the “LTAC Legislation”). The activities related to the LTAC hospital portfolio repositioning 2017 plan will be substantially completed in 2018.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 5 – RESTRUCTURING CHARGES (Continued)

Restructuring Activities (Continued)

LTAC Hospital Portfolio Repositioning 2017 Plan (Continued)

The composition of the restructuring charges that the Company has incurred for these activities is as follows (in thousands):

	Three months ended
	March 31,
	2018	2017
Lease termination costs	$451	$-
Asset write-offs	418	-
Gain on disposal	(370)	-
Severance	(48)
	$451	$-

The following table (in thousands) summarizes the Company’s LTAC hospital portfolio repositioning 2017 plan liability activity (included in current liabilities, and deferred credits and other liabilities) during the three months ended March 31, 2018, which does not include non-cash charges of $0.1 million related to asset write-offs and gain on disposal. The lease termination costs were recorded as a liability discounted at the Company’s credit-adjusted risk-free rate through the end of 2025, which is the original lease term of the leased hospital.

Lease termination costs
Liability balance at December 31, 2017	$31,645
Expense	451
Payments	(1,265)
Liability balance at March 31, 2018	$30,831

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

The composition of the restructuring charges that the Company has incurred for these activities is as follows (in thousands):

	Three months ended
	March 31,
	2018	2017
Lease termination costs	$472	$740
Facility closure costs	-	232
	$472	$972

The following table (in thousands) summarizes the Company’s LTAC hospital portfolio repositioning 2016 plan liability activity (included in current liabilities, and deferred credits and other liabilities) during the three months ended March 31, 2018. The majority of the lease termination costs were recorded as a liability discounted at the Company’s credit-adjusted risk-free rate through the end of 2025, which is the original lease term of the leased hospitals.

Lease termination costs
Liability balance at December 31, 2017	$33,945
Expense	472
Payments	(2,628)
Liability balance at March 31, 2018	$31,789

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 5 – RESTRUCTURING CHARGES (Continued)

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

The composition of the restructuring costs that the Company has incurred for these considerations is as follows (in thousands):

	Three months ended
	March 31,
	2018	2017
Asset write-offs	$319	$2,888
Lease termination costs	194	616
Loss on disposal	50	-
Severance	12	1,417
	$575	$4,921

The following table (in thousands) summarizes the related restructuring liability activity (included in current liabilities) during the three months ended March 31, 2018, which does not include non-cash charges of $0.4 million related to asset write-offs and loss on disposal:

Lease termination costs
Liability balance at December 31, 2017	$960
Expense	194
Payments	(227)
Liability balance at March 31, 2018	$927

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

The composition of the restructuring costs that the Company has incurred for these consolidations is as follows (in thousands):

	Three months ended
	March 31,
	2018	2017
Lease termination costs	$61	$549
Asset write-offs	-	2,240
Severance	-	608
	$61	$3,397

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 6 – EARNINGS (LOSS) PER SHARE AND DIVIDENDS

Earnings (loss) per common share are based upon the weighted average number of common shares outstanding during the respective periods. The Company follows the provisions of the authoritative guidance for determining whether instruments granted in share-based payment transactions are participating securities, which requires that unvested restricted stock that entitles the holder to receive nonforfeitable dividends before vesting be included as a participating security in the basic and diluted earnings per common share calculation pursuant to the two-class method. Because the Company reported a loss from continuing operations attributable to the Company for the three months ended March 31, 2017, there was no allocation to participating unvested restricted stockholders for such period.

	Three months ended March 31,
	2018		2017
	Basic	Diluted	Basic	Diluted
Earnings (loss):
Amounts attributable to Kindred stockholders:
Income (loss) from continuing operations:
As reported in Statement of Operations	$13,515	$13,515	$(160)	$(160)
Allocation to participating unvested restricted stockholders	(447)	(447)	-	-
Available to common stockholders	$13,068	$13,068	$(160)	$(160)
Discontinued operations, net of income taxes:
Income (loss) from operations:
As reported in Statement of Operations	$(9,430)	$(9,430)	$578	$578
Allocation to participating unvested restricted stockholders	312	312	-	-
Available to common stockholders	$(9,118)	$(9,118)	$578	$578
Loss on divestiture of operations:
As reported in Statement of Operations	$(5,790)	$(5,790)	$(6,166)	$(6,166)
Allocation to participating unvested restricted stockholders	191	191	-	-
Available to common stockholders	$(5,599)	$(5,599)	$(6,166)	$(6,166)
Loss from discontinued operations:
As reported in Statement of Operations	$(15,220)	$(15,220)	$(5,588)	$(5,588)
Allocation to participating unvested restricted stockholders	503	503	-	-
Available to common stockholders	$(14,717)	$(14,717)	$(5,588)	$(5,588)
Net loss:
As reported in Statement of Operations	$(1,705)	$(1,705)	$(5,748)	$(5,748)
Allocation to participating unvested restricted stockholders	56	56	-	-
Available to common stockholders	$(1,649)	$(1,649)	$(5,748)	$(5,748)
Shares used in the computation:
Weighted average shares outstanding - basic computation	88,526	88,526	87,085	87,085
Dilutive effect of employee stock options		-		-
Dilutive effect of tangible equity units		-		-
Adjusted weighted average shares outstanding - diluted computation		88,526		87,085
Earnings (loss) per common share:
Income (loss) from continuing operations	$0.15	$0.15	$-	$-
Discontinued operations:
Income (loss) from operations	(0.11)	(0.11)	-	-
Loss on divestiture of operations	(0.06)	(0.06)	(0.07)	(0.07)
Loss from discontinued operations	(0.17)	(0.17)	(0.07)	(0.07)
Net loss	$(0.02)	$(0.02)	$(0.07)	$(0.07)
Number of antidilutive stock options and tangible equity units excluded from shares used in the diluted earnings (loss) per common share computation		557		1,380

During the three months ending March 31, 2017, the Company paid a cash dividend of $0.12 per common share. The Board elected to discontinue paying dividends on the Company’s Common Stock following the March 31, 2017 payment and instead redirected funds to repay debt and invest in growth.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 6 – EARNINGS (LOSS) PER SHARE AND DIVIDENDS (Continued)

The Company made an installment payment on the Company’s 172,500 tangible equity units (the “Units”) of $18.75 per Unit on March 1, 2017. Each Unit was composed of a prepaid stock purchase contract (a “Purchase Contract”) and one share of 7.25% Mandatory Redeemable Preferred Stock, Series A (the “Mandatory Redeemable Preferred Stock”) which had a final preferred stock installment payment date of December 1, 2017. On December 1, 2017, the remaining holders of 87,379 Purchase Contracts were mandatorily redeemed. As a result, holders thereof received 50.6329 shares of Common Stock per Purchase Contract, resulting in approximately 4.4 million shares of Common Stock being issued on such date. Holders of the Mandatory Redeemable Preferred Stock were previously entitled to receive a quarterly “preferred stock installment payment” in cash, shares of Common Stock, or a combination thereof. All shares of Mandatory Redeemable Preferred Stock were redeemed on December 1, 2017 as planned pursuant to their terms.

NOTE 7 – BUSINESS SEGMENT DATA

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

For segment purposes, the Company defines segment adjusted operating income as earnings before interest, income taxes, depreciation, amortization, and total rent reported for each of the Company’s operating segments, excluding impairment charges, restructuring charges, and the allocation of support center overhead.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 7 – BUSINESS SEGMENT DATA (Continued)

The following table sets forth certain data by business segment (in thousands):

	Three months ended
	March 31,
	2018	2017
Revenues:
Kindred at Home:
Home health	$453,759	$450,831
Hospice	183,628	179,378
	637,387	630,209
Hospital division	547,630	556,646
Kindred Rehabilitation Services:
Kindred Hospital Rehabilitation Services	178,219	178,115
RehabCare	172,519	198,126
	350,738	376,241
	1,535,755	1,563,096
Eliminations:
Kindred Hospital Rehabilitation Services	(19,321)	(21,148)
RehabCare	(1,993)	(1,878)
Hospitals	(652)	(580)
	(21,966)	(23,606)
	$1,513,789	$1,539,490
Income from continuing operations:
Segment adjusted operating income:
Kindred at Home:
Home health	$59,512	$63,750
Hospice	28,943	27,581
	88,455	91,331
Hospital division	104,250	93,438
Kindred Rehabilitation Services:
Kindred Hospital Rehabilitation Services	53,409	51,760
RehabCare	3,931	8,704
	57,340	60,464
Support center expenses	(57,600)	(60,014)
Impairment charges	-	(474)
Restructuring charges	(6,931)	(8,101)
Building rent	(62,488)	(64,656)
Equipment rent	(8,689)	(8,887)
Restructuring charges - rent	(1,178)	(1,905)
Depreciation and amortization	(24,789)	(29,820)
Interest, net	(60,835)	(58,819)
Income from continuing operations before income taxes	27,535	12,557
Provision for income taxes	1,228	2,234
	$26,307	$10,323

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 7 – BUSINESS SEGMENT DATA (Continued)

	Three months ended
	March 31,
	2018	2017
Rent:
Kindred at Home:
Home health:
Building	$8,025	$8,147
Equipment	272	306
	8,297	8,453
Hospice:
Building	4,278	4,256
Equipment	78	84
	4,356	4,340

Hospital division:
Building	41,072	43,271
Equipment	7,289	7,474
	48,361	50,745
Kindred Rehabilitation Services:
Kindred Hospital Rehabilitation Services:
Building	8,647	8,423
Equipment	526	375
	9,173	8,798
RehabCare:
Building	340	323
Equipment	494	621
	834	944

Support center:
Building	126	236
Equipment	30	27
	156	263
Totals:
Building	62,488	64,656
Equipment	8,689	8,887
	$71,177	$73,543
Depreciation and amortization:
Kindred at Home:
Home health	$2,101	$3,128
Hospice	867	1,285
	2,968	4,413
Hospital division	10,042	10,874
Kindred Rehabilitation Services:
Kindred Hospital Rehabilitation Services	3,566	3,843
RehabCare	427	1,845
	3,993	5,688
Support center	7,786	8,845
	$24,789	$29,820

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 7 – BUSINESS SEGMENT DATA (Continued)

	Three months ended
	March 31,
	2018	2017
Capital expenditures, excluding acquisitions (including discontinued operations):
Kindred at Home:
Home health:
Routine	$1,835	$1,038
Development	-	-
	1,835	1,038
Hospice:
Routine	655	629
Development	-	-
	655	629
Hospital division:
Routine	6,924	3,123
Development	102	-
	7,026	3,123
Kindred Rehabilitation Services:
Kindred Hospital Rehabilitation Services:
Routine	1,197	418
Development	610	482
	1,807	900
RehabCare:
Routine	315	187
Development	-	-
	315	187
Support center:
Routine:
Information systems	4,837	4,109
Other	147	842
	4,984	4,951
Development	2,830	4,951
	7,814	9,902
Discontinued operations - nursing centers:
Routine	500	1,595
Development	-	6
	500	1,601
Totals:
Routine	16,410	11,941
Development	3,542	5,439
	$19,952	$17,380

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 7 – BUSINESS SEGMENT DATA (Continued)

	March 31,	December 31,
	2018	2017
Assets at end of period (including discontinued operations):
Kindred at Home:
Home health	$1,547,395	$1,540,010
Hospice	912,179	913,230
	2,459,574	2,453,240
Hospital division	1,023,054	990,011
Kindred Rehabilitation Services:
Kindred Hospital Rehabilitation Services	826,174	828,310
RehabCare	199,364	189,469
	1,025,538	1,017,779
Support center	520,669	522,677
Discontinued operations - nursing centers	177,528	249,010
	$5,206,363	$5,232,717
Goodwill:
Kindred at Home:
Home health	$917,239	$917,239
Hospice	646,154	646,329
	1,563,393	1,563,568
Hospital division	125,045	125,045
Kindred Rehabilitation Services:
Kindred Hospital Rehabilitation Services	499,953	499,953
RehabCare	-	-
	499,953	499,953
	$2,188,391	$2,188,566

NOTE 8 – INCOME TAXES

The Tax Reform Act, which was enacted on December 22, 2017, is generally effective in 2018 and makes broad and significantly complex changes to the federal corporate tax system, including the reduction in the U.S. federal corporate income tax rate from 35% to 21% and the limitation on the deductibility of interest expense. The Company estimated the impact of the Tax Reform Act to deferred income taxes on its December 31, 2017 balance sheet in accordance with its understanding of the Tax Reform Act and guidance available as of the filing of the Form 10-K for the year ended December 31, 2017. As a result, the Company recorded an estimated $130.5 million income tax benefit related to reducing certain deferred income tax liabilities in the fourth quarter of 2017.

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

At each balance sheet date, management assesses all available positive and negative evidence to determine whether a valuation allowance is needed against its deferred tax assets. The authoritative guidance requires evidence related to events that have actually happened to be weighted more significantly than evidence that is projected or expected to happen. A significant piece of negative evidence according to this weighting standard is if there are cumulative losses in the two most recent years and the current year, which was the case for the Company at March 31, 2018 and December 31, 2017. Accordingly, a full valuation allowance continues to be recorded at both March 31, 2018 and December 31, 2017. The amount of deferred tax asset considered realizable, however, could be adjusted if the weighting of the positive and negative evidence changes.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 8 – INCOME TAXES (Continued)

The Company has deferred tax liabilities related to tax amortization of acquired indefinite-lived intangible assets because these assets are not amortized for financial reporting purposes. The tax amortization in current and future years created a deferred tax liability which will reverse at the time of ultimate sale or book impairment. Prior to the Tax Reform Act, the uncertain timing of this reversal and the temporary difference associated with certain indefinite-lived intangible assets could not be considered a source of future taxable income for purposes of determining the valuation allowance. As such, certain deferred tax liabilities could not be used to offset deferred tax assets. As a result of the Tax Reform Act, a portion of the Company’s federal indefinite-lived intangible assets can be used as a source of income. The Company has a net deferred tax liability of $37.2 million and $36.9 million as of March 31, 2018 and December 31, 2017, respectively, representing indefinite-lived intangible assets. The deferred tax liability at March 31, 2018 and December 31, 2017 is comprised of the entire state portion of indefinite-lived intangible assets and a portion of the Company’s federal indefinite-lived intangible assets that could not be used as a source of income.

The Company’s effective income tax rate was 4.5% and 17.8% in the first quarter of 2018 and 2017, respectively. The reduction in the effective income tax rate in the first quarter of 2018 was primarily attributable to the reduction in the U.S. federal corporate income tax rate and the net operating loss carryforward period being eliminated under the Tax Reform Act.

NOTE 9 – INSURANCE RISKS

In October 2017, in connection with the review of the Company’s insurance programs as part of the SNF Divestiture, the Company restructured the funding and retention mechanisms of recent policy years of its professional liability and workers compensation insurance programs (the “Insurance Restructuring”) provided through the Company’s wholly owned limited purpose insurance subsidiary, Cornerstone Insurance Company (“Cornerstone”). With respect to professional liability, certain funding mechanisms and reinsurance agreements were modified such that approximately $106 million of cash deposits maintained by Cornerstone and $4 million of other cash deposits were released to the parent company. In addition, approximately $115 million of workers compensation restricted cash collateral deposits were replaced with letters of credit (see Note 11) and approximately $21 million of other workers compensation cash deposits were released to the parent company. In aggregate, the Company used the approximately $246 million generated from the Insurance Restructuring and $35 million of the distributions received from Cornerstone as a result of improved underwriting results during the last two quarters of 2017 to repay in its entirety the Company’s ABL Facility (as defined in Note 11) balance and to increase cash reserves at December 31, 2017.

As a result of the Insurance Restructuring, on a per-claim basis the Company maintains a self-insured retention and Cornerstone insures all losses in excess of this retention for professional liability. Cornerstone maintains commercial reinsurance through unaffiliated commercial reinsurers for these losses in excess of the Company’s retention. The Insurance Restructuring had no impact upon the financial risk transfer aspect of Cornerstone’s reinsurance agreements with its third party reinsurers. As a result of the Insurance Restructuring, on a per-claim basis the Company maintains a deductible under commercial insurance policies for workers compensation which provide coverage up to statutory limits in each state. The Insurance Restructuring had no impact upon the financial risk transfer aspect of these third party insurance agreements. The provisions for loss for these professional liability and workers compensation risks are based upon management’s best available information, including actuarially determined estimates of loss.

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

The provision for loss for insurance risks, including the cost of coverage maintained with unaffiliated commercial reinsurance and insurance carriers, follows (in thousands):

	Three months ended
	March 31,
	2018	2017
Professional liability:
Continuing operations	$11,874	$12,031
Discontinued operations	941	7,504
Workers compensation:
Continuing operations	$10,497	$14,332
Discontinued operations	457	2,763

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 9 – INSURANCE RISKS (Continued)

A summary of the assets and liabilities related to insurance risks included in the accompanying unaudited condensed consolidated balance sheet follows (in thousands):

	March 31, 2018			December 31, 2017
	Professional liability	Workers compensation	Total	Professional liability	Workers compensation		Total
Assets:
Current:
Insurance subsidiary investments	$17,591	$4,816	$22,407	$17,577	$4,969		$22,546
Reinsurance and other recoverables	1,106	850	1,956	3,331	969		4,300
Other	-	50	50	-	50		50
	18,697	5,716	24,413	20,908	5,988		26,896
Non-current:
Insurance subsidiary investments	8,265	19,506	27,771	9,576	19,412		28,988
Reinsurance and other recoverables	106,676	97,578	204,254	103,058	97,624		200,682
Deposits	92	1,949	2,041	27	1,949		1,976
	115,033	119,033	234,066	112,661	118,985	`	231,646
	$133,730	$124,749	$258,479	$133,569	$124,973		$258,542
Liabilities:
Allowance for insurance risks:
Current	$60,671	$42,209	$102,880	$60,767	$42,394		$103,161
Non-current	276,551	199,617	476,168	276,829	201,002		477,831
	$337,222	$241,826	$579,048	$337,596	$243,396		$580,992

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

NOTE 10 – INSURANCE SUBSIDIARY INVESTMENTS

The Company maintains a portfolio of insurance subsidiary investments, consisting principally of cash and cash equivalents for the payment of claims and expenses related to professional liability and workers compensation risks maintained by its limited purpose insurance subsidiary. These investments are reported at fair value.

The Company’s insurance subsidiary cash and cash equivalents were $50.2 million and $51.5 million at March 31, 2018 and December 31, 2017, respectively. The Company’s insurance subsidiary cash and cash equivalents included money market funds of $4.9 million at both March 31, 2018 and December 31, 2017.

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

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 11– LONG-TERM DEBT

Term Loan Facility

As used herein, “Term Loan Facility” means the Company’s $1.35 billion term loan credit facility provided pursuant to the terms and provisions of that certain Sixth Amended and Restated Term Loan Credit Agreement dated as of March 14, 2017 (the “Term Loan Amendment Agreement”), among the Company, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent. All obligations under the Term Loan Facility are fully and unconditionally guaranteed, subject to certain customary release provisions, by substantially all of the Company’s wholly owned, domestic material subsidiaries, as well as certain non-wholly owned domestic subsidiaries as the Company may determine from time to time in its sole discretion.

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

The ABL Facility (1) matures on April 9, 2019, (2) contains financial maintenance covenants in the form of a minimum fixed charge coverage ratio and a maximum amount of annual capital expenditures, (3) imposes restrictions on the Company’s ability to incur debt and liens and make acquisitions, investments and payments on equity and junior debt, (4) provides for interest rate margins of 2.00% to 2.50% for LIBOR borrowings and 1.00% to 1.50% for base rate borrowings (in each case depending on average daily excess availability), and (5) employs a borrowing base calculation to determine total available capacity thereunder. As of March 31, 2018, $156.0 million of letters of credit were outstanding under the ABL Facility.

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

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 13 – BALANCE SHEET INFORMATION

Supplemental information related to the balance sheet follows (in thousands):

	March 31,	December 31,
	2018	2017
Other current assets:
Prepaid assets	$51,243	$36,377
Other	18,585	24,233
	69,828	60,610
Other long-term assets:
Reinsurance and other recoverables	$204,254	$200,682
Other	58,988	64,625
	263,242	265,307
Other accrued liabilities:
Patient accounts	$67,593	$74,244
Accrued interest	54,528	73,839
Taxes other than income	18,092	26,375
Accrued room and board	14,852	16,064
Accrued divestiture costs	13,713	24,872
Accrued litigation contingency	10,565	11,504
Other	34,884	37,079
	214,227	263,977
Deferred credits and other liabilities:
Accrued workers compensation	$199,617	$201,002
Sale-leaseback financing obligation related to the SNF Divestiture (see Note 3)	140,790	140,790
Straight line rent accruals	51,797	51,222
Accrued lease termination fees	50,616	52,354
Other	49,350	52,586
	$492,170	$497,954

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

The Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis and any associated losses are summarized below (in thousands):

	Fair value measurements
	Level 1	Level 2	Level 3	Assets/liabilities at fair value	Total losses
March 31, 2018
Recurring:
Assets:
Money market funds	$6,279	$-	$-	$6,279	$-
Deposits held in money market funds	110	-	-	110	-
Interest rate swaps	-	6,634	-	6,634	-
	$6,389	$6,634	$-	$13,023	$-
Liabilities:
Contingent consideration liability	$-	$-	$(3,417)	$(3,417)	$-
December 31, 2017
Recurring:
Assets:
Money market funds	$6,354	$-	$-	$6,354	$-
Deposits held in money market funds	17,012	-	-	17,012	-
Interest rate swaps	-	2,508	-	2,508	-
	$23,366	$2,508	$-	$25,874	$-
Liabilities:
Contingent consideration liability	$-	$-	$(3,375)	$(3,375)	$-
Non-recurring:
Assets:
Property and equipment	$-	$-	$327,400	$327,400	$(2,062)
Goodwill	-	-	125,045	125,045	(236,265)
Intangible assets - Kindred at Home	-	-	19,795	19,795	(3,501)
Intangible assets - Hospitals	-	-	-	-	(3,804)
Intangible assets - Kindred Rehabilitation Services	-	-	500	500	(135,188)
Kindred at Home building available for sale	-	-	-	-	(474)
Hospitals available for sale	-	-	15,430	15,430	(1,153)
	$-	$-	$488,170	$488,170	$(382,447)
Liabilities	$-	$-	$-	$-	$-

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 14 – FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)

Recurring measurements

The Company maintains a portfolio of insurance subsidiary investments, consisting principally of cash and cash equivalents for the payment of claims and expenses related to professional liability and workers compensation risks maintained by its limited purpose insurance subsidiary.

The Company’s insurance subsidiary cash and cash equivalents were $50.2 million and $51.5 million at March 31, 2018 and December 31, 2017, respectively. The Company’s insurance subsidiary cash and cash equivalents included money market funds of $4.9 million at both March 31, 2018 and December 31, 2017.

The Company had $1.4 million of money market funds at both March 31, 2018 and December 31, 2017 related to a deferred compensation plan that is maintained for certain of the Company’s current and former employees.

The Company’s deposits held in money market funds consist primarily of cash and cash equivalents held for the Company’s general corporate purposes.

The fair value of money market funds is based upon quoted market prices and is generally classified as Level 1. The Company’s investment advisors obtain and review pricing for each security. The Company is responsible for the determination of fair value and as such the Company reviews the pricing information from its advisors in determining reasonable estimates of fair value. Based upon the Company’s internal review procedures, there were no adjustments to the prices during the three months ended March 31, 2017.

The Company acquired a contingent consideration liability in the Gentiva Merger from a prior acquisition by Gentiva with an initial estimated fair value of $7.9 million. The fair value is determined using a discounted cash flow approach primarily utilizing Level 3 inputs which includes observable market discount rates, fixed payment schedules, and assumptions based on achieving certain predefined performance criteria. As of March 31, 2018, the fair value of the contingent consideration liability was $3.4 million. A one percent change in the discount rate used to calculate the accretion of the present value of the contingent consideration liability would have an impact on the fair value of less than $0.1 million.

The fair value of the derivative asset associated with the interest rate swaps is estimated using industry-standard valuation models, which are Level 2 measurements. Such models project future cash flows and discount the future amounts to a present value using market-based observable inputs, including interest rate curves.

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments. The carrying value is equal to fair value for financial instruments that are based upon quoted market prices or current market rates. The Company’s long-term debt is based upon Level 2 inputs.

	March 31, 2018		December 31, 2017
(In thousands)	Carrying value	Fair value	Carrying value	Fair value
Cash and cash equivalents	$108,759	$108,759	$160,254	$160,254
Insurance subsidiary investments	50,178	50,178	51,534	51,534
Long-term debt, including amounts due within one year (excluding capital lease obligations totaling $0.3 million at both March 31, 2018 and December 31, 2017)	3,280,589	3,409,606	3,161,298	3,316,136

Non-recurring measurements

During the first quarter of 2017, the Company recorded an asset impairment charge of $0.4 million related to a valuation adjustment for a building within the Kindred at Home division. The fair value of the building was measured using Level 3 inputs, primarily replacement cost.

During the first quarter of 2017, the Company also recorded an asset impairment charge of $0.7 million related to the SNF Divestiture which is recorded in discontinued operations. The fair value of property and equipment was measured using Level 3 inputs, primarily replacement costs.

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

The following unaudited condensed consolidating financial data present the financial position of the parent company/issuer, the guarantor subsidiaries and the non-guarantor subsidiaries as of March 31, 2018 and December 31, 2017, and the respective results of operations and cash flows for the three months ended March 31, 2018 and March 31, 2017.

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)

	Three months ended March 31, 2018
(In thousands)	Parent company/ issuer	Guarantor subsidiaries	Non-guarantor subsidiaries	Consolidating and eliminating adjustments	Consolidated
Revenues	$-	$1,337,486	$176,303	$-	$1,513,789
Salaries, wages and benefits	-	779,843	66,011	-	845,854
Supplies	-	64,542	10,466	-	75,008
Building rent	-	49,517	12,971	-	62,488
Equipment rent	-	7,367	1,322	-	8,689
Other operating expenses	-	122,710	13,007	-	135,717
General and administrative expenses	-	229,343	36,029	-	265,372
Other (income) expense	-	113	(720)	-	(607)
Restructuring charges	-	8,109	-	-	8,109
Depreciation and amortization	-	22,678	2,111	-	24,789
Management fees	-	(2,231)	2,231	-	-
Intercompany interest (income) expense from affiliates	2,290	(16,271)	13,981	-	-
Interest expense	60,987	37	8	-	61,032
Investment income	-	(98)	(99)	-	(197)
Equity in net income of consolidating affiliates	(61,572)	-	-	61,572	-
	1,705	1,265,659	157,318	61,572	1,486,254
Income (loss) from continuing operations before income taxes	(1,705)	71,827	18,985	(61,572)	27,535
Provision for income taxes	-	840	388	-	1,228
Income (loss) from continuing operations	(1,705)	70,987	18,597	(61,572)	26,307
Discontinued operations, net of income taxes:
Income (loss) from operations	-	(9,641)	871	-	(8,770)
Loss on divestiture of operations	-	(5,790)	-	-	(5,790)
Income (loss) from discontinued operations	-	(15,431)	871	-	(14,560)
Net income (loss)	(1,705)	55,556	19,468	(61,572)	11,747
Earnings attributable to noncontrolling interests:
Continuing operations	-	-	(12,792)	-	(12,792)
Discontinued operations	-	-	(660)	-	(660)
	-	-	(13,452)	-	(13,452)
Income (loss) attributable to Kindred	$(1,705)	$55,556	$6,016	$(61,572)	$(1,705)
Comprehensive income	$1,791	$55,556	$19,468	$(61,572)	$15,243
Comprehensive income attributable to Kindred	$1,791	$55,556	$6,016	$(61,572)	$1,791

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 15 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) (Continued)

	Three months ended March 31, 2017
(In thousands)	Parent company/ issuer	Guarantor subsidiaries	Non-guarantor subsidiaries	Consolidating and eliminating adjustments	Consolidated
Revenues	$-	$1,368,044	$197,047	$(25,601)	$1,539,490
Salaries, wages and benefits	-	780,325	59,488	-	839,813
Supplies	-	69,544	10,557	-	80,101
Building rent	-	50,960	13,696		64,656
Equipment rent	-	7,534	1,353	-	8,887
Other operating expenses	-	144,497	14,327	-	158,824
General and administrative expenses	-	232,159	68,945	(25,601)	275,503
Other (income) expense	-	447	(417)	-	30
Impairment charges	-	474	-	-	474
Restructuring charges	-	10,006	-	-	10,006
Depreciation and amortization	-	27,258	2,562	-	29,820
Management fees	-	(2,753)	2,753	-	-
Intercompany interest (income) expense from affiliates	(58,665)	46,596	12,069	-	-
Interest expense (income)	59,448	(136)	16	-	59,328
Investment income	-	(62)	(447)	-	(509)
Equity in net loss of consolidating affiliates	4,965	-	-	(4,965)	-
	5,748	1,366,849	184,902	(30,566)	1,526,933
Income (loss) from continuing operations before income taxes	(5,748)	1,195	12,145	4,965	12,557
Provision for income taxes	-	1,770	464	-	2,234
Income (loss) from continuing operations	(5,748)	(575)	11,681	4,965	10,323
Discontinued operations, net of income taxes:
Income from discontinued operations	-	606	4,453	-	5,059
Loss on divestiture of operations	-	(6,166)	-	-	(6,166)
Income (loss) from discontinued operations	-	(5,560)	4,453	-	(1,107)
Net income (loss)	(5,748)	(6,135)	16,134	4,965	9,216
Earnings attributable to noncontrolling interests:
Continuing operations	-	-	(10,483)	-	(10,483)
Discontinued operations	-	-	(4,481)	-	(4,481)
	-	-	(14,964)	-	(14,964)
Income (loss) attributable to Kindred	$(5,748)	$(6,135)	$1,170	$4,965	$(5,748)
Comprehensive income (loss)	$(3,877)	$(6,135)	$17,082	$4,017	$11,087
Comprehensive income (loss) attributable to Kindred	$(3,877)	$(6,135)	$2,118	$4,017	$(3,877)

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 15 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Condensed Consolidating Balance Sheet

	As of March 31, 2018
(In thousands)	Parent company/ issuer	Guarantor subsidiaries	Non-guarantor subsidiaries	Consolidating and eliminating adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$-	$22,700	$86,059	$-	$108,759
Insurance subsidiary investments	-	-	22,407	-	22,407
Accounts receivable, net	-	1,037,891	127,153	-	1,165,044
Inventories	-	17,628	4,007	-	21,635
Income taxes	-	2,571	891	-	3,462
Assets held for sale	-	8,937	-	-	8,937
Other	6,634	58,201	4,993	-	69,828
	6,634	1,147,928	245,510	-	1,400,072
Property and equipment, net	-	673,092	52,427	-	725,519
Goodwill	-	1,839,670	348,721	-	2,188,391
Intangible assets, net	-	556,066	45,302	-	601,368
Insurance subsidiary investments	-	-	27,771	-	27,771
Investments in subsidiaries	3,445,472	-	-	(3,445,472)	-
Intercompany receivable	-	653,180	-	(653,180)	-
Deferred tax assets	-	-	1,036	(1,036)	-
Other	4,554	104,156	154,532	-	263,242
	$3,456,660	$4,974,092	$875,299	$(4,099,688)	$5,206,363
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$-	$112,637	$34,506	$-	$147,143
Salaries, wages and other compensation	-	320,959	16,879	-	337,838
Due to third party payors	-	26,720	52	-	26,772
Professional liability risks	-	46,165	14,506	-	60,671
Accrued lease termination fees	-	7,557	-	-	7,557
Other accrued liabilities	54,528	146,914	12,785	-	214,227
Long-term debt due within one year	14,034	-	448	-	14,482
	68,562	660,952	79,176	-	808,690
Long-term debt	3,266,034	-	330	-	3,266,364
Intercompany payable	7,497	-	645,683	(653,180)	-
Professional liability risks	-	142,092	134,459	-	276,551
Deferred tax liabilities	-	38,232	-	(1,036)	37,196
Deferred credits and other liabilities	-	429,024	63,146	-	492,170
Commitments and contingencies
Equity (deficit):
Stockholders' equity (deficit)	114,567	3,703,792	(258,320)	(3,445,472)	114,567
Noncontrolling interests	-	-	210,825	-	210,825
	114,567	3,703,792	(47,495)	(3,445,472)	325,392
	$3,456,660	$4,974,092	$875,299	$(4,099,688)	$5,206,363

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 15 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Condensed Consolidating Balance Sheet (Continued)

	As of December 31, 2017
(In thousands)	Parent company/ issuer	Guarantor subsidiaries	Non-guarantor subsidiaries	Consolidating and eliminating adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$-	$40,893	$119,361	$-	$160,254
Insurance subsidiary investments	-	-	22,546	-	22,546
Accounts receivable, net	-	993,907	128,625	-	1,122,532
Inventories	-	17,714	4,002	-	21,716
Income taxes	-	3,467	1,079	-	4,546
Assets held for sale	-	16,555	780	-	17,335
Other	2,508	51,980	6,122	-	60,610
	2,508	1,124,516	282,515	-	1,409,539
Property and equipment, net	-	682,276	53,703	-	735,979
Goodwill	-	1,839,845	348,721	-	2,188,566
Intangible assets, net	-	558,827	45,511	-	604,338
Insurance subsidiary investments	-	-	28,988	-	28,988
Investment in subsidiaries	3,405,029	-	-	(3,405,029)	-
Intercompany receivable	-	691,980	-	(691,980)	-
Deferred tax assets	-	-	1,036	(1,036)	-
Other	5,699	112,808	146,800	-	265,307
	$3,413,236	$5,010,252	$907,274	$(4,098,045)	$5,232,717
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$-	$133,031	$58,796	$-	$191,827
Salaries, wages and other compensation	-	334,729	17,450	-	352,179
Due to third party payors	-	35,269	52	-	35,321
Professional liability risks	-	46,274	14,493	-	60,767
Accrued lease termination fees	-	7,610	-	-	7,610
Other accrued liabilities	73,840	172,402	17,735	-	263,977
Long-term debt due within one year	14,034	-	604	-	14,638
	87,874	729,315	109,130	-	926,319
Long-term debt	3,146,594	-	378	-	3,146,972
Intercompany payable	55,442	-	636,538	(691,980)	-
Professional liability risks	-	142,479	134,350	-	276,829
Deferred tax liabilities	-	37,917	-	(1,036)	36,881
Deferred credits and other liabilities	-	434,105	63,849	-	497,954
Commitments and contingencies
Equity (deficit):
Stockholders' equity (deficit)	123,326	3,666,436	(261,407)	(3,405,029)	123,326
Noncontrolling interests	-	-	224,436	-	224,436
	123,326	3,666,436	(36,971)	(3,405,029)	347,762
	$3,413,236	$5,010,252	$907,274	$(4,098,045)	$5,232,717

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 15 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Condensed Consolidating Statement of Cash Flows

	Three months ended March 31, 2018
(In thousands)	Parent company/ issuer	Guarantor subsidiaries	Non-guarantor subsidiaries	Consolidating and eliminating adjustments	Consolidated
Net cash used in operating activities	$(72,252)	$(47,370)	$(12,781)	$-	$(132,403)
Cash flows from investing activities:
Routine capital expenditures	-	(14,637)	(1,273)	-	(15,910)
Development capital expenditures	-	(3,542)	-	-	(3,542)
Sale of assets	-	13,225	-	-	13,225
Net change in other investments	-	91	-	-	91
Other	-	(233)	-	-	(233)
Net cash provided by investing activities of discontinued operations	-	7,204	-	-	7,204
Net cash provided by (used in) investing activities	-	2,108	(1,273)	-	835
Cash flows from financing activities:
Proceeds from borrowings under revolving credit	429,700	-	-	-	429,700
Repayment of borrowings under revolving credit	(310,200)	-	-	-	(310,200)
Repayment of term loan	(3,508)	-	-	-	(3,508)
Repayment of other long-term debt	-	-	(203)	-	(203)
Payment of deferred financing costs	(56)	-	-	-	(56)
Contributions made by noncontrolling interests	-	-	165	-	165
Distributions to noncontrolling interests	-	-	(27,228)	-	(27,228)
Payroll tax payments for equity awards issuance	-	(3,044)	-	-	(3,044)
Net change in intercompany accounts	(43,684)	37,468	6,216	-	-
Net cash provided by (used in) financing activities	72,252	34,424	(21,050)	-	85,626
Change in cash, cash equivalents and restricted cash	-	(10,838)	(35,104)	-	(45,942)
Cash, cash equivalents and restricted cash at beginning of period	-	47,046	171,417	-	218,463
Cash, cash equivalents and restricted cash at end of period	$-	$36,208	$136,313	$-	$172,521

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 15 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Condensed Consolidating Statement of Cash Flows (Continued)

	Three months ended March 31, 2017
(In thousands)	Parent company/ issuer	Guarantor subsidiaries	Non-guarantor subsidiaries	Consolidating and eliminating adjustments	Consolidated
Net cash used in operating activities	$(24,006)	$(61,383)	$(7,209)	$-	$(92,598)
Cash flows from investing activities:
Routine capital expenditures	-	(9,549)	(797)	-	(10,346)
Development capital expenditures	-	(5,433)	-	-	(5,433)
Acquisitions, net of cash acquired	-	(3,150)	-	-	(3,150)
Purchase of insurance subsidiary investments	-	-	(22,308)	-	(22,308)
Sale of insurance subsidiary investments	-	-	18,699	-	18,699
Net change in other investments	-	29	-	-	29
Return of contributed surplus from Cornerstone	-	8,000	-	(8,000)	-
Other	-	154	-	-	154
Net cash used in investing activities of discontinued operations	-	(1,362)	(239)	-	(1,601)
Net cash used in investing activities	-	(11,311)	(4,645)	(8,000)	(23,956)
Cash flows from financing activities:
Proceeds from borrowings under revolving credit	478,600	-	-	-	478,600
Repayment of borrowings under revolving credit	(343,400)	-	-	-	(343,400)
Repayment of term loan	(3,509)	-	-	-	(3,509)
Repayment of other long-term debt	-	-	(284)	-	(284)
Payment of deferred financing costs	(79)	-	-	-	(79)
Payment of dividend for Mandatory Redeemable Preferred Stock	(3,010)	-	-	-	(3,010)
Dividends paid	(10,228)	-	-	-	(10,228)
Distributions to noncontrolling interests	-	-	(25,801)	-	(25,801)
Payroll tax payments for equity awards issuance	-	(2,255)	-	-	(2,255)
Return of contributed surplus from Cornerstone	-	-	(8,000)	8,000	-
Net change in intercompany accounts	(94,368)	81,706	12,662	-	-
Net cash provided by (used in) financing activities	24,006	79,451	(21,423)	8,000	90,034
Change in cash, cash equivalents and restricted cash	-	6,757	(33,277)	-	(26,520)
Cash, cash equivalents and restricted cash at beginning of period	-	27,242	296,926	-	324,168
Cash, cash equivalents and restricted cash at end of period	$-	$33,999	$263,649	$-	$297,648

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 15 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

The following table provides a reconciliation of cash and cash equivalents, as reported in our accompanying unaudited condensed consolidated balance sheet, to cash, cash equivalents and restricted cash, as reported in our accompanying unaudited condensed consolidated statement of cash flows:

	As of March 31, 2018
(In thousands)	Parent company/ issuer	Guarantor subsidiaries	Non-guarantor subsidiaries	Consolidating and eliminating adjustments	Consolidated
Cash and cash equivalents	$-	$22,700	$86,059	$-	$108,759
Restricted cash:
Insurance subsidiary investments (current)	-	-	22,407	-	22,407
Other assets (current)	-	349	76	-	425
Insurance subsidiary investments (long-term)	-	-	27,771	-	27,771
Other assets (long-term)	-	13,159	-	-	13,159
Cash, cash equivalents and restricted cash	$-	$36,208	$136,313	$-	$172,521

	As of December 31, 2017
(In thousands)	Parent company/ issuer	Guarantor subsidiaries	Non-guarantor subsidiaries	Consolidating and eliminating adjustments	Consolidated
Cash and cash equivalents	$-	$40,893	$119,361	$-	$160,254
Restricted cash:
Insurance subsidiary investments (current)	-	-	22,546	-	22,546
Other assets (current)	-	1,153	522	-	1,675
Insurance subsidiary investments (long-term)	-	-	28,988	-	28,988
Other assets (long-term)	-	5,000	-	-	5,000
Cash, cash equivalents and restricted cash	$-	$47,046	$171,417	$-	$218,463

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

A purported wage and hour class action lawsuit is currently pending against the Company in federal district court for the Northern District of California. This lawsuit pertains to alleged errors made by the Company with respect to minimum wage and overtime payments resulting from a piece-rate payment system. The Company tentatively settled this lawsuit in December 2017 for $12.0 million, subject to final court approval. The Company is responsible for $7.5 million of the tentative settlement amount, as well as legal expenses, with insurance funding the remaining $4.5 million. In connection with this lawsuit, the Company recorded a $2.0 million loss provision in the first quarter of 2017, an additional $3.0 million loss provision in the third quarter of 2017, and an additional $2.5 million loss provision in the fourth quarter of 2017, for a total loss reserve of $7.5 million. The Company continues to deny the allegations made in this lawsuit and will defend this action and any related claims vigorously if the court does not approve the settlement.

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

Shareholder actions—The Company is also subject to lawsuits and other shareholder actions brought from time to time. A shareholder derivative action (the “Complaint”) was previously pending against certain of the Company’s current and former officers and directors in circuit court for Jefferson County, Kentucky. The Complaint also named the Company as a nominal defendant. The Complaint alleged that the named current and former officers and directors breached their respective duties of good faith, loyalty, and candor, and other general fiduciary duties owed to the Company and its shareholders by, among other things, failing to exercise reasonable and prudent supervision over the management, policies, and controls of the Company in order to detect practices that existed at RehabCare resulting in the Company having to enter into two separate settlement agreements with the DOJ. The Complaint was settled in January 2018 in exchange for the Company’s agreement to pay the plaintiff $950,000 in fees and expenses. The Company previously recorded a loss reserve of $1.0 million in the third quarter of 2017 related to this matter.

Six purported class action complaints related to the Merger were filed on behalf of putative classes of the Company’s public stockholders (the “Merger Complaints”). Four of these complaints were filed in the United States District Court for the District of Delaware: Sehrgosha v. Kindred Healthcare, Inc., et al., filed on February 8, 2018; Carter v. Kindred Healthcare, Inc., et al., filed on February 14, 2018; Rosenfeld v. Kindred Healthcare, Inc., et al., filed on February 15, 2018; and Einhorn v. Kindred Healthcare, Inc., et al., filed on February 21, 2018. The remaining two complaints were filed in the United States District Court for the Western District of Kentucky: Tompkins v. Kindred Healthcare, Inc., et al., filed on February 9, 2018; and Buskirk v. Kindred Healthcare, Inc., et al., filed on February 13, 2018. The Company and individual members of the Board are named as defendants in each of the actions. The Tompkins action also names as defendants TPG, WCAS, Humana, Parent, HospitalCo Parent and Merger Sub. The Merger Complaints generally allege that the defendants violated the Securities Exchange Act of 1934, as amended (the “Exchange Act”), by failing to disclose material information in the Company’s preliminary proxy statement filed on February 5, 2018. The Merger Complaints seek, among other things, injunctive relief prohibiting the stockholder vote to approve the Merger and unspecified compensatory damages and attorneys’ fees. On March 5, 2018, the plaintiffs jointly agreed to voluntarily dismiss the Merger Complaints in exchange for the Company’s agreement to file supplemental disclosures with the SEC. The supplemental disclosures were filed on March 6, 2018. Negotiations concerning legal fees are ongoing.

On March 8, 2018, shareholder Brigade Leveraged Capital Structures Fund Ltd (“Brigade Capital”) filed a stockholder complaint in the Court of Chancery for the State of Delaware against the Company, each of the Board members, TPG, WCAS, and Humana alleging that the Company and the Board engaged in a flawed sales process, and filed a proxy and supplemental proxy that contain materially misleading disclosures and material omissions. Brigade Capital also filed a motion to expedite proceedings in support of anticipated motion to preliminarily enjoin the March 29, 2018 shareholder vote. The court permitted limited expedited discovery on one allegation concerning a potential conflict of interest involving one board member, and conducted a hearing on the injunction motion on March 27, 2018. Following argument, the court denied Brigade Capital’s request for injunctive relief, but required the Company to hold the scheduled shareholder vote open for five additional business days (or to reschedule the shareholder vote five business days later) to permit shareholders to perfect their appraisal rights, should they so choose. On April 23, 2018, Brigade Capital filed its notice of dismissal with the court dismissing this matter with prejudice.

Ordinary course matters—In addition to the matters described above, the Company is subject to investigations, claims, and lawsuits in the ordinary course of business, including investigations resulting from the Company’s obligation to self-report suspected violations of law and professional liability claims, particularly in the Company’s hospital operations and former nursing center operations. In many of these claims, plaintiffs’ attorneys are seeking significant fines and compensatory and punitive damages in addition to attorneys’ fees. The Company maintains professional and general liability insurance in amounts and coverage that management believes are sufficient for the Company’s operations. However, the Company’s insurance may not cover all claims against the Company or the full extent of its liability.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Cautionary Statement

This Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. These forward-looking statements include, but are not limited to, all statements regarding the Company’s ability to complete the Merger and the expected timing of such Merger, as well as the Company’s ability to realize the anticipated benefits from the Merger, all statements regarding the Company’s expected future financial position, results of operations, cash flows, dividends, financing plans, business strategy, budgets, capital expenditures, competitive positions, growth opportunities, plans and objectives of management, government investigations, regulatory matters, and statements containing words such as “anticipate,” “approximate,” “believe,” “plan,” “estimate,” “expect,” “project,” “could,” “would,” “should,” “will,” “intend,” “hope,” “may,” “potential,” “upside,” “seek,” “continue,” and other similar expressions. Statements in this report concerning the Company’s business outlook or future economic performance, anticipated profitability, revenues, expenses, dividends or other financial items, and product or services-line growth, and expected outcome of government investigations and other regulatory matters, together with other statements that are not historical facts, are forward-looking statements that are estimates reflecting the Company’s best judgment based upon currently available information.

Such forward-looking statements are inherently uncertain, and stockholders and other potential investors must recognize that actual results may differ materially from the Company’s expectations as a result of a variety of factors, including, without limitation, those discussed below. Such forward-looking statements are based upon management’s current expectations and include known and unknown risks, uncertainties, and other factors, many of which the Company is unable to predict or control, that may cause the Company’s actual results, performance, or plans to differ materially from any future results, performance, or plans expressed or implied by such forward-looking statements. Risks and uncertainties related to the Merger include, but are not limited to, the occurrence of any event, change or other circumstance that could give rise to the termination of the Merger Agreement; the failure of the parties to satisfy conditions to completion of the Merger, including the failure of the parties to obtain required regulatory approvals; the risk that regulatory or other approvals are delayed or are subject to terms and conditions that are not anticipated; changes in the Company’s business or in the Company’s or its businesses’ operating prospects; changes in healthcare and other laws and regulations; the impact of the announcement of, or failure to complete, the Merger on the Company’s relationships with employees, customers, vendors and other business partners; and litigation related to the Merger. These statements involve risks, uncertainties, and other factors discussed below and detailed from time to time in the Company’s filings with the SEC.

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

•	the Company’s ability to comply with the terms of its corporate integrity agreement with the OIG,
•	the Company’s ability to complete the Merger, and realize the anticipated benefits from the Merger,

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Cautionary Statement (Continued)

•	the diversion of management and employee time, the use of resources and the incurrence of significant costs in seeking to complete the Merger,
•	the effects of additional legislative changes and government regulations, interpretation of regulations, and changes in the nature and enforcement of regulations governing the healthcare industry,
•	the ability of the Company’s hospitals and other healthcare services to adjust to medical necessity reviews,
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
•

the costs of defending and insuring against alleged professional liability and other claims and investigations (including those related to pending investigations and whistleblower and wage and hour class action lawsuits against the Company) and the Company’s ability to predict the estimated costs and reserves related to such claims and investigations, including the impact of differences in actuarial assumptions and estimates compared to eventual outcomes,

•

the Company’s ability to comply with its rental and debt agreements, including payment of amounts owed thereunder and compliance with the covenants contained therein, including under the Company’s master lease agreement with Ventas,

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

The Company is a healthcare services company that through its subsidiaries operates a home health, hospice and community care business, TC hospitals, IRFs, and a contract rehabilitation services business across the United States. At March 31, 2018, the Company’s Kindred at Home division primarily provided home health, hospice, and community care services from 606 sites of service in 40 states. The Company’s hospital division operated 75 TC hospitals (5,553 licensed beds) in 17 states. The Company’s Kindred Rehabilitation Services division operated 19 IRFs (995 licensed beds) and 98 hospital-based ARUs, and provided rehabilitation services primarily in hospitals and long-term care settings in 45 states.

Planned Acquisition of Kindred

On December 19, 2017, the Company announced that the Board approved a definitive agreement under which the Company will be acquired by a consortium of three companies: TPG, WCAS and Humana. Subject to the terms and conditions of the Merger Agreement among the Company, HospitalCo Parent, Parent and Merger Sub, Merger Sub will be merged with and into Kindred, with Kindred continuing as the Surviving Entity. Concurrently with the execution and delivery of the Merger Agreement, the Company, Parent, HospitalCo Parent, and Kentucky Hospital Merger Sub, Inc., entered into the Separation Agreement, pursuant to which, promptly following the effective time of the Merger, the Surviving Entity will be separated from the Company’s home health, hospice and community care services business and acquired by HospitalCo Parent. See note 2 of the notes to unaudited condensed consolidated financial statements.

Skilled nursing facility business exit

On June 30, 2017, the Company entered into a definitive agreement with BlueMountain under which the Company agreed to sell its skilled nursing facility business for $700 million in cash (previously defined as the SNF Divestiture). In connection with the SNF Divestiture, the results of operations of the skilled nursing facility business, which previously were reported in the nursing center division, and the losses or impairments associated with the SNF Divestiture, have been classified as discontinued operations for all periods presented. In addition, direct overhead and the profits from applicable RehabCare contracts servicing the Company’s skilled nursing facility business that were not retained with new operators were moved to discontinued operations for all periods presented. The Company has reclassified certain retained businesses and expenses previously reported in the nursing center division to other business segments, including hospital-based sub-acute units and a skilled nursing facility to the hospital division and a small therapy business to the Kindred Hospital Rehabilitation Services operating segment for all periods presented. See notes 3 and 4 of the notes to unaudited condensed consolidated financial statements.

Discontinued operations

The Company has completed several strategic divestitures to improve its future operating results. For accounting purposes, the operating results of these businesses and the losses or impairments associated with these transactions were classified as discontinued operations, net of income taxes, in the accompanying unaudited condensed consolidated statement of operations for all periods. Effective January 1, 2015, the authoritative guidance modified the requirements for reporting discontinued operations. A disposal is now required to be reported in discontinued operations only if the disposal represents a strategic shift that has (or will have) a major effect on the Company’s operations and financial results.

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

During the first quarter of 2017, the Company recorded an asset impairment charge of $0.4 million related to a valuation adjustment for a building within the Kindred at Home division. The charge reflects the amount by which the carrying value of the building exceeded its estimated fair value. The fair value of the building was measured using Level 3 inputs, primarily replacement cost.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Critical Accounting Policies (Continued)

Valuation of long-lived assets, goodwill, and intangible assets (Continued)

Goodwill (Continued)

A reporting unit is either an operating segment or one level below the operating segment, referred to as a component. When the components within the Company’s operating segments have similar economic characteristics, the Company aggregates the components of its operating segments into one reporting unit. Accordingly, the Company has determined that its reporting units are home health, hospice, community care, hospitals, hospital rehabilitation services, IRFs, and RehabCare. The community care reporting unit is included in the home health operating segment of the Kindred at Home division. The hospital rehabilitation services and IRFs reporting units are both included in the Kindred Hospital Rehabilitation Services operating segment of the Kindred Rehabilitation Services division. The carrying value of goodwill for each of the Company’s reporting units at March 31, 2018 and December 31, 2017 follows (in thousands):

	March 31,	December 31,
	2018	2017
Kindred at Home:
Home health	$746,613	$746,613
Hospice	646,154	646,329
Community care	170,626	170,626
	1,563,393	1,563,568
Hospitals	125,045	125,045
Kindred Rehabilitation Services:
Kindred Hospital Rehabilitation Service contracts	173,618	173,618
IRFs	326,335	326,335
RehabCare	-	-
	499,953	499,953
	$2,188,391	$2,188,566

In January 2017, the FASB issued authoritative guidance that simplifies the measurement of goodwill impairment to a single-step test. The guidance removed step two of the goodwill impairment test, which required a hypothetical purchase price allocation. The measurement of goodwill impairment is now the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. Under the revised guidance, failing step one will always result in goodwill impairment. The Company adopted the new guidance on January 1, 2017 on a prospective basis.

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

As part of the annual impairment test as of October 1, 2017, it was determined the community care reporting unit carrying value was within 12% of its fair value. The Company performed a sensitivity analysis on this reporting unit and determined that a 0.5% increase to the weighted average cost of capital would result in the fair value being lower than the carrying value. Adverse changes in the operating environment and related key assumptions used to determine the fair value of the Company’s reporting units and indefinite-lived intangible assets or declines in the value of the Company’s Common Stock may result in future impairment charges for a portion or all of these assets. Specifically, if the rate of growth of government and commercial revenues earned by the Company’s reporting units were to be less than projected, if healthcare reforms were to negatively impact the Company’s business, if

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Critical Accounting Policies (Continued)

Valuation of long-lived assets, goodwill, and intangible assets (Continued)

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

The annual impairment tests for the Company’s indefinite-lived intangible assets are performed as of May 1 and October 1 each fiscal year. Medicare certifications in the Company’s home health, hospice and IRFs reporting units, and trade names in the Company’s hospice and community care reporting units (aggregating approximately $124 million and $21 million, respectively), were within 1% of their fair value at October 1, 2017 after the annual impairment test. The majority of the $124 million Medicare certifications value and $21 million trade name value related to the Gentiva Merger and the Company’s acquisition of 11 IRFs in January 2015 from Centerre Healthcare Corporation, which were each appraised during 2015.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Results of Operations – Continuing Operations

For segment purposes, the Company defines segment adjusted operating income as earnings before interest, income taxes, depreciation, amortization, and total rent reported for each of the Company’s operating segments, excluding impairment charges, restructuring charges, and the allocation of support center overhead.

A summary of the Company’s operating data follows (unaudited):

	Three months ended
	March 31,
(In thousands)	2018	2017
Revenues:
Kindred at Home:
Home health	$453,759	$450,831
Hospice	183,628	179,378
	637,387	630,209
Hospital division	547,630	556,646
Kindred Rehabilitation Services:
Kindred Hospital Rehabilitation Services	178,219	178,115
RehabCare	172,519	198,126
	350,738	376,241
	1,535,755	1,563,096
Eliminations:
Kindred Hospital Rehabilitation Services	(19,321)	(21,148)
RehabCare	(1,993)	(1,878)
Hospitals	(652)	(580)
	(21,966)	(23,606)
	$1,513,789	$1,539,490
Income from continuing operations:
Segment adjusted operating income:
Kindred at Home:
Home health	$59,512	$63,750
Hospice	28,943	27,581
	88,455	91,331
Hospital division	104,250	93,438
Kindred Rehabilitation Services:
Kindred Hospital Rehabilitation Services	53,409	51,760
RehabCare	3,931	8,704
	57,340	60,464
Support center expenses	(57,600)	(60,014)
Impairment charges	-	(474)
Restructuring charges	(6,931)	(8,101)
Building rent	(62,488)	(64,656)
Equipment rent	(8,689)	(8,887)
Restructuring charges - rent	(1,178)	(1,905)
Depreciation and amortization	(24,789)	(29,820)
Interest, net	(60,835)	(58,819)
Income from continuing operations before income taxes	27,535	12,557
Provision for income taxes	1,228	2,234
	$26,307	$10,323

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Results of Operations – Continuing Operations (Continued)

Operating data:

	Three months ended
	March 31,
	2018	2017
Kindred at Home:
Home health:
Sites of service (at end of period)	375	379
Revenue mix %:
Medicare	72.8	76.7
Medicaid	1.5	1.7
Commercial and other	13.1	11.5
Commercial paid at episodic rates	12.6	10.1
Episodic revenues ($ 000s)	$328,634	$326,881
Total admissions	94,913	94,510
Same-store total admissions	94,697	94,446
Total episodic admissions	73,206	73,270
Same-store total episodic admissions	73,022	73,233
Medicare episodic admissions	60,294	62,404
Total episodes	114,658	114,964
Episodes per admission	1.57	1.57
Revenue per episode	$2,866	$2,843
Hospice:
Sites of service (at end of period)	176	180
Admissions	13,853	13,649
Same-store admissions	13,701	13,436
Average length of stay	96	96
Patient days	1,217,227	1,193,061
Average daily census	13,525	13,256
Revenue per patient day	$151	$150
Community care and other revenues (included in home health business segment) ($ 000s)	$68,959	$74,095

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Results of Operations – Continuing Operations (Continued)

Operating data (Continued):

	Three months ended
	March 31,
	2018	2017
Hospitals (excluding sub-acute units and skilled nursing facility):
End of period data:
Number of transitional care hospitals	75	82
Number of licensed beds	5,553	6,107
Revenue mix %:
Medicare	49.7	52.8
Medicaid	3.6	3.9
Medicare Advantage	14.1	12.2
Medicaid Managed	10.1	9.1
Commercial insurance and other	22.5	22.0
Patient criteria data:
Revenues:
Compliant patients	93.7%	86.0%
Site neutral	6.3%	14.0%
Revenues per patient day:
Compliant patients	$1,861	$1,816
Site neutral	1,057	1,041
Total	1,776	1,645
Admissions:
Medicare	6,201	7,529
Medicaid	310	354
Medicare Advantage	1,464	1,354
Medicaid Managed	936	851
Commercial insurance and other	1,522	1,614
	10,433	11,702
Patient days:
Medicare	156,561	187,738
Medicaid	11,463	13,334
Medicare Advantage	46,098	41,020
Medicaid Managed	33,697	32,713
Commercial insurance and other	51,341	53,695
	299,160	328,500
Average length of stay:
Medicare	25.2	24.9
Medicaid	37.0	37.7
Medicare Advantage	31.5	30.3
Medicaid Managed	36.0	38.4
Commercial insurance and other	33.7	33.3
Weighted average	28.7	28.1
Revenues per admission:
Medicare	$42,618	$37,867
Medicaid	61,546	60,091
Medicare Advantage	51,063	48,555
Medicaid Managed	57,536	57,736
Commercial insurance and other	78,476	73,750
Weighted average	50,935	46,170
Revenues per patient day:
Medicare	$1,688	$1,519
Medicaid	1,664	1,595
Medicare Advantage	1,622	1,603
Medicaid Managed	1,598	1,502
Commercial insurance and other	2,326	2,217
Weighted average	1,776	1,645
Medicare case mix index (discharged patients only)	1.224	1.172
Average daily census	3,324	3,650
Occupancy %	66.7	67.6

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Results of Operations – Continuing Operations (Continued)

Operating data (Continued):

	Three months ended
	March 31,
	2018	2017
Same-hospital data:
End of period data:
Number of transitional care hospitals	75	75
Number of licensed beds	5,553	5,553
Revenue mix %:
Medicare	49.7	52.6
Medicaid	3.6	3.8
Medicare Advantage	14.1	12.1
Medicaid Managed	10.1	9.4
Commercial insurance and other	22.5	22.1
Patient criteria data:
Revenues:
Compliant patients	93.7%	86.4%
Site neutral	6.3%	13.6%
Revenues per patient day:
Compliant patients	$1,863	$1,818
Site neutral	1,055	1,051
Total	1,778	1,654
Admissions:
Medicare	6,201	7,054
Medicaid	310	325
Medicare Advantage	1,464	1,273
Medicaid Managed	936	829
Commercial insurance and other	1,522	1,520
	10,433	11,001
Patient days:
Medicare	156,561	176,507
Medicaid	11,463	12,357
Medicare Advantage	46,098	38,520
Medicaid Managed	33,697	31,982
Commercial insurance and other	51,341	51,086
	299,160	310,452
Average length of stay:
Medicare	25.2	25.0
Medicaid	37.0	38.0
Medicare Advantage	31.5	30.3
Medicaid Managed	36.0	38.6
Commercial insurance and other	33.7	33.6
Weighted average	28.7	28.2
Revenues per admission:
Medicare	$42,626	$38,305
Medicaid	61,477	59,603
Medicare Advantage	51,053	48,898
Medicaid Managed	57,580	58,086
Commercial insurance and other	78,786	74,650
Weighted average	50,986	46,672
Revenues per patient day:
Medicare	$1,688	$1,531
Medicaid	1,665	1,568
Medicare Advantage	1,621	1,616
Medicaid Managed	1,598	1,506
Commercial insurance and other	2,336	2,221
Weighted average	1,778	1,654
Average daily census	3,324	3,449

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Results of Operations – Continuing Operations (Continued)

Operating data (Continued):

	Three months ended
	March 31,
	2018	2017
Kindred Rehabilitation Services:
Kindred Hospital Rehabilitation Services:
Freestanding IRFs:
End of period data:
Number of IRFs	19	19
Number of licensed beds	995	995
Discharges (a)	5,029	4,775
Occupancy % (a)	73.2	71.4
Average length of stay (a)	12.5	12.8
Revenue per discharge (a)	$20,020	$20,097
Contract services:
Sites of service (at end of period):
Inpatient rehabilitation units (ARUs)	98	101
LTAC hospitals	103	119
Sub-acute units	4	7
Outpatient units	123	129
	328	356
Revenue per site	$232,321	$227,100
RehabCare:
Sites of service (at end of period)	1,580	1,703
Revenue per site	$109,189	$116,340

(a)Excludes non-consolidating IRF.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Results of Operations – Continuing Operations (Continued)

Kindred at Home

Home health

Revenues increased 1% to $454 million in the first quarter of 2018 compared to $451 million for the same period in 2017, primarily the result of a slight increase in admissions in the first quarter of 2018 compared to the same period a year ago and a 1% increase in revenue per episode.

Segment adjusted operating income margin declined to 13.1% in the first quarter of 2018 compared to 14.1% for the same period in 2017. The decrease in segment adjusted operating income margin was primarily attributable to a $6 million increase in employee health insurance costs and, to a lesser extent, a shift in revenue mix from Medicare to managed care and commercial insurance business. Medicare revenue mix declined to 72.8% in the first quarter of 2018 from 76.7% for the same period in 2017. The increase in employee health insurance costs, which occurred in each of the Company’s business segments in the first quarter of 2018, was primarily attributable to an increase in high cost outlier claims and a general increase in utilization.

Hospice

Revenues increased 2% to $183 million in the first quarter of 2018 compared to $179 for the same period in 2017, primarily as a result of a 2% increase in average daily census and a 1% increase in revenue per patient day.

Segment adjusted operating income margins increased to 15.8% in the first quarter of 2018 compared to 15.4% in the same period in 2017. The increase was primarily attributable to operating efficiencies associated with increased volumes and the closure of unprofitable branches.

Direct labor cost per patient day decreased 1% in the first quarter of 2018 compared to the same period in 2017. Employee benefit costs increased 6% in the first quarter of 2018 compared to the same period in 2017, primarily as a result of a $2 million increase in employee health insurance expense.

Hospital division

Revenues declined 2% to $548 million in the first quarter of 2018 compared to $557 million for the same period in 2017, primarily as a result of the closure of seven LTAC hospitals beginning in the second quarter of 2017 (which eliminated $27 million of revenues earned in the first quarter of 2017). Same-hospital admissions declined 5% in the first quarter of 2018 compared to the same period in 2017, primarily due to a 50% decline in same-hospital Medicare site neutral admissions. On a same-hospital basis, post-intensive care (“PIC”) revenues were 93.7% of total revenues for the first quarter of 2018 compared to 86.4% in the same period in 2017. As a result of the growth in PIC revenues and decline in Medicare site neutral revenues, same-hospital revenue per patient day increased 7% in the first quarter of 2018 compared to the same period in 2017.

Segment adjusted operating income margins increased to 19.0% in the first quarter of 2018 compared to 16.8% for the same period in 2017, primarily as a result of the growth in PIC revenues and related growth in revenue per patient day. Same-hospital operating costs per patient day increased 5% in the first quarter of 2018 compared to the same period in 2017, primarily due to an increase in acuity from the growth in PIC volumes and an increase in average wage rates.

Average hourly wage rates increased 5% in the first quarter of 2018 compared to the same period in 2017, primarily as a result of pay rate increases. Employee benefit costs increased 4% in the first quarter of 2018 compared to the same period in 2017, primarily as a result of a $3 million increase in employee health insurance expense, partially offset by a decrease in workers compensation expense.

Professional liability costs were $9 million in the first quarter of both 2018 and 2017.

Kindred Rehabilitation Services

Kindred Hospital Rehabilitation Services

Revenues for the IRFs increased 5% to $101 million in the first quarter of 2018 compared to $96 million the same period in 2017, primarily as a result of a 5% increase in inpatient rehabilitation discharges. Revenues for hospital rehabilitation contract services declined 6% to $77 million in the first quarter of 2018 compared to $82 million the same period in 2017, primarily as a result of a 13% decline in LTAC hospital contract services sites of service.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Results of Operations – Continuing Operations (Continued)

Kindred Rehabilitation Services (Continued)

Kindred Hospital Rehabilitation Services (Continued)

Segment adjusted operating income margins increased to 30.0% in the first quarter of 2018 compared to 29.1% for the same period in 2017. The increase was primarily a result of a 5% increase in inpatient rehabilitation discharges previously mentioned and improved operating efficiencies, offset by the decline in LTAC hospital contract services sites of service.

Employee benefit costs increased 7% in the first quarter of 2018 compared to the same period in 2017, primarily as a result of a $1 million increase in employee health insurance expense, partially offset by a decrease in workers compensation expense.

RehabCare

Revenues declined 13% to $173 million in the first quarter of 2018 compared to $198 million for the same period in 2017. The decline in revenues was primarily attributable to a net loss of customer contract sites of service. The number of RehabCare sites of service at March 31, 2018 was 1,580 compared to 1,703 at March 31, 2017. The net loss of customer contract sites of service was primarily attributable to the strategic termination of unprofitable customer contract sites, the SNF Divestiture and competition.

Segment adjusted operating income margins declined to 2.3% in the first quarter of 2018 compared to 4.4% for the same period in 2017, primarily due to the net loss of customer contract sites of service.

Employee benefit costs declined 7% in the first quarter of 2018 compared to the same period in 2017, primarily as a result of the net loss of customer contract sites of service, partially offset by an increase of $2 million in employee health insurance expense.

Support center expenses

Segment adjusted operating income for the Company’s operating divisions excludes allocations of support center overhead. These costs aggregated $58 million and $60 million in the first quarter of 2018 and 2017, respectively. The decline in support center overhead was primarily attributable to cost saving initiatives associated with the SNF Divestiture. As a percentage of consolidated revenues, support center overhead totaled 3.8% and 3.9% in the first quarter of 2018 and 2017, respectively.

Restructuring costs

The Company has initiated various restructuring activities whereby it has incurred costs associated with reorganizing its operations, including the divestiture, swap, closure and consolidation of its business, facilities and branches, reduced headcount and realigned operations in order to improve operations, cost efficiencies and capital structure in response to changes in the healthcare industry, increasing leverage and to partially mitigate reductions in reimbursement rates from third party payors. The costs associated with these activities are reported as restructuring charges in the accompanying unaudited condensed consolidated statement of operations and would have been recorded as general and administrative expense or rent expense if not classified as restructuring charges.

Planned Acquisition of Kindred

During the fourth quarter of 2017, the Company announced that the Board had approved the Merger Agreement as described in note 2 of the notes to unaudited condensed consolidated financial statements. The costs incurred related to the Merger Agreement are expected to be substantially completed in 2018. The additional costs cannot be reasonably estimated at this time.

Restructuring charges that the Company incurred related to these initiatives consisted of $6 million for merger costs and $0.4 million for retention and severance in the first quarter of 2018.

LTAC Hospital Portfolio Repositioning 2017 Plan

During the third quarter of 2017, the Company approved phase two of the LTAC hospital portfolio repositioning plan that incorporated the closure and conversion of certain LTAC hospitals as part of its mitigation strategies in response to the new patient criteria for LTAC hospitals under the LTAC Legislation. The activities related to the LTAC hospital portfolio repositioning 2017 plan will be substantially completed in 2018. The additional costs cannot be reasonably estimated at this time.

Restructuring charges that the Company incurred related to the LTAC hospital portfolio repositioning 2017 plan consisted of $0.5 million for lease termination costs, $0.4 million for asset write-offs and $0.4 million for gain on disposal in the first quarter of 2018.

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

Restructuring charges that the Company incurred related to the LTAC hospital portfolio repositioning 2016 plan consisted of $0.5 million for lease termination costs in the first quarter of 2018 and $0.7 million for lease termination costs and $0.2 million for facility closure costs in the first quarter of 2017.

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

Restructuring charges related to these initiatives consisted of $0.3 million for asset write-offs, $0.2 million for lease termination costs, and $0.1 million for loss on disposal in the first quarter of 2018. Restructuring charges related to these initiatives consisted of $0.6 million for lease termination costs, $3 million for asset write-offs, and $1 million for severance in the first quarter of 2017.

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

Other expenses

Total rent expense declined 3% to $71 million in the first quarter of 2018 compared to $74 million in the first quarter 2017. The decline was primarily attributable to the closure of seven LTAC hospitals beginning in the second quarter of 2017.

Depreciation and amortization expense declined 17% to $25 million in the first quarter of 2018 compared to $30 million in first quarter of 2017. The decline was primarily attributable to a change in estimate in the depreciable life of certain information technology equipment and software effective April 1, 2017 which reduced depreciation expense by approximately $3 million in the first quarter of 2018.

Interest expense increased 3% to $61 million in the first quarter of 2018 compared to $59 million in the first quarter of 2017, primarily as a result of an increase in interest rates.

Consolidated results

Income from continuing operations before income taxes aggregated $27 million in the first quarter of 2018 compared to $12 million in the first quarter of 2017. Income from continuing operations attributable to the Company aggregated $13 million in the first quarter of 2018 compared to loss from continuing operations attributable to the Company of $0.2 million for the same period in 2017. The increases in both income from continuing operations before income taxes and income from continuing operations attributable to the Company were primarily attributable to improved operating performance in the hospital division and lower support center costs. Restructuring charges negatively impacted consolidated pretax operating results by $8 million in the first quarter of 2018. Restructuring charges and impairment charges negatively impacted consolidated pretax operating results by $10 million in the first quarter of 2017.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Results of Operations – Discontinued Operations

Loss from discontinued operations aggregated $9 million in the first quarter of 2018 compared to income from discontinued operations of $5 million for the same period in 2017. The Company recorded a net loss on divestiture of operations of $6 million in the first quarter of 2018, primarily related to the SNF Divestiture, including $4 million of transaction and other costs and $2 million of retention costs. The Company recorded a net loss on divestiture of operations of $6 million in the first quarter of 2017, primarily related to the SNF Divestiture retention costs.

Liquidity

Operating cash flows

Cash flows used in operations (including discontinued operations) was $132 million for the first quarter of 2018 compared to $93 million for the same period in 2017. The decrease in operating cash flows for the first quarter of 2018 was primarily attributable to a $26 million decrease in discontinued operations operating cash flows primarily associated with wind-down activities related to the SNF Divestiture and miscellaneous working capital timing differences associated with continuing operations cash flows. Cash flows are seasonally the lowest in the first quarter of each year due to working capital growth, semi-annual interest payments on the Notes due 2020 and the Notes due 2023, and annual incentive bonus payments. Operating cash flows for continuing operations for the first quarter of 2018 were also negatively impacted by $13 million for severance, retention, lease termination, and transaction payments. Operating cash flows for discontinued operations for the first quarter of 2018 were negatively impacted by $6 million for severance, retention and transaction payments. Operating cash flows for continuing operations for the first quarter of 2017 were also negatively impacted by $20 million for litigation, severance, retention, transaction, debt refinancing, lease termination payments, and business interruption settlements. Operating cash flows for discontinued operations for the first quarter of 2017 were negatively impacted by $1 million for severance, retention, and transaction payments.

The Company utilizes its ABL Facility to meet working capital needs and finance its acquisition and development activities. As a result, the Company typically carries minimal amounts of cash on its consolidated balance sheet. Based upon the Company’s expected operating cash flows and the availability of borrowings under the ABL Facility ($409 million at March 31, 2018), management believes that the Company has the necessary financial resources to satisfy its expected short-term and long-term liquidity needs.

In connection with the SNF Divestiture, the Company entered into an interim management agreement in the third quarter of 2017 with certain affiliates of BlueMountain in the state of California whereby the Company would lease its license of certain operations to such affiliates until licensure approval is obtained. Because the Company has continuing involvement in the business through purveying certain rights of ownership of the assets while under the interim management agreement and license sublease, the Company does not meet the requirements for a sale-leaseback transaction as described in ASC 840-40, Leases - Sale-Leaseback Transactions. Under the failed-sale-leaseback accounting model, the Company is deemed under GAAP to still own certain real estate assets sold to BlueMountain, which the Company must continue to reflect in its consolidated balance sheet and depreciate over the assets’ remaining useful life. The Company also must treat a portion of the pretax cash proceeds from the SNF Divestiture as though it were the result of a $141 million other long-term liability financing obligation in its accompanying unaudited condensed consolidated balance sheet, and also must defer a $18 million gain associated with some of these assets until continuing involvement ceases. The lease will terminate upon licensure approval, at which time the Company will cease to recognize the remaining other long-term liability financing obligation, as well as the remaining net book value of the real estate assets and will recognize the gain.

Dividends and other payments

During the three months ended March 31, 2017, the Company paid a cash dividend of $0.12 per common share. The Board elected to discontinue paying dividends on the Company’s Common Stock following the March 31, 2017 payment and instead redirected funds to repay debt and invest in growth.

The Company made an installment payment on the Units of $18.75 per Unit on March 1, 2017. Each Unit was composed of a Purchase Contract and one share of Mandatory Redeemable Preferred Stock which had a final preferred stock installment payment date of December 1, 2017. On December 1, 2017, the remaining holders of 87,379 Purchase Contracts were mandatorily redeemed. As a result, holders thereof received 50.6329 shares of Common Stock per Purchase Contract, resulting in approximately 4.4 million shares of Common Stock being issued on such date. Holders of the Mandatory Redeemable Preferred Stock were previously entitled to receive a quarterly “preferred stock installment payment” in cash, shares of Common Stock, or a combination thereof. All shares of Mandatory Redeemable Preferred Stock were redeemed on December 1, 2017 as planned pursuant to their terms.

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

In March 2014, the Company entered into an interest rate swap agreement to hedge its floating interest rate on an aggregate of $400 million of debt outstanding under its Term Loan Facility. On April 8, 2014, the Company completed a novation of a portion of its $400 million swap agreement to two new counterparties, each in the amount of $125 million. The original swap contract was not amended, terminated, or otherwise modified. The interest rate swap had an effective date of April 9, 2014, expired on April 9, 2018, and applied to the Term Loan Facility. The Company made payments based upon a fixed interest rate of 1.867% calculated on the notional amount of $400 million. In exchange, the Company received interest on $400 million at a variable interest rate that was based upon the three-month LIBOR, subject to a minimum rate of 1.0%.

The interest rate swaps were assessed for hedge effectiveness for accounting purposes and the Company determined the interest rate swaps qualify for cash flow hedge accounting treatment at March 31, 2018. The Company records the effective portion of the gain or loss on these derivative financial instruments in accumulated other comprehensive income (loss) as a component of stockholders’ equity and records the ineffective portion of the gain or loss on these derivative financial instruments as interest expense. For the three months ended March 31, 2018 and 2017, there was no ineffectiveness related to the interest rate swaps.

The aggregate fair value of the interest rate swaps recorded in other current assets was $7 million and $3 million at March 31, 2018 and December 31, 2017, respectively. The fair value was determined by reference to a third party valuation and is considered a Level 2 input within the fair value hierarchy.

Capital Resources

Capital expenditures and acquisitions

Excluding acquisitions and including discontinued operations, routine capital expenditures (expenditures necessary to maintain existing facilities that generally do not increase capacity or add services) totaled $16 million and $12 million in the first quarter of 2018 and 2017, respectively. Kindred Hospital Rehabilitation Services development capital expenditures (primarily new IRF development) totaled $0.6 million and $0.5 million in the first quarter of 2018 and 2017, respectively. Support center development capital expenditures totaled $3 million and $5 million in the first quarter of 2018 and 2017, respectively. Excluding acquisitions, the Company anticipates that routine capital spending for 2018 should approximate $60 million to $70 million and development capital spending should approximate $15 million to $25 million. Management expects that substantially all of these expenditures will be financed through internal sources or borrowings under the ABL Facility. Management believes that its capital expenditure program is adequate to improve and equip existing facilities. At March 31, 2018, the estimated cost to complete and equip construction in progress approximated $13 million.

Acquisition expenditures totaled $3 million in the first quarter of 2017, which were financed with operating cash flows and the ABL Facility.

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

With respect to LTAC hospital providers, the BBA extends the initial two-year phase-in period of the new LTAC patient criteria under the LTAC Legislation for an additional two-year period, and will impose a mandatory 4.6% reduction in payments for services provided to site-neutral patients over a nine-year period beginning October 1, 2017.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Other Information (Continued)

Effects of inflation and changing prices (Continued)

LTAC Legislation (Continued)

Under the new criteria set forth in the LTAC Legislation, LTAC hospitals treating patients with at least a three-day prior stay in an acute care hospital intensive care unit and patients on prolonged mechanical ventilation admitted from an acute care hospital will continue to receive payment under LTAC PPS. Other patients will continue to have access to LTAC care, whether they are admitted to LTAC hospitals from acute care hospitals or directly from other settings or the community, and in such cases, LTAC hospitals will be paid at a site-neutral rate for these patients, based on the lesser of per diem Medicare rates paid for patients with the same diagnoses under IPPS or an estimate of cost. The Company expects that the majority of these site-neutral payments will be materially less than the payments provided under LTAC PPS. The BBA imposes a mandatory 4.6% reduction in payments for services provided to site-neutral patients over a nine-year period beginning October 1, 2017.

The effective date of the new patient criteria was October 1, 2015, tied to each individual LTAC hospital’s cost reporting period, followed by an initial two-year phase-in period, which was extended by an additional two years by the BBA. During the four-year phase-in period, payment for patients receiving the site-neutral rate is based 50% on LTAC PPS and 50% on the site-neutral rate.

The majority of the Company’s TC hospitals (all of which are certified as LTAC hospitals under the Medicare program) have a cost reporting period starting on September 1 of each year, and thus the phase-in of new patient criteria did not begin for a majority of the Company’s TC hospitals until September 1, 2016, and, with the enactment of the BBA, full implementation of the new criteria will not begin until September 1, 2020. The Company expects that the full implementation of the new criteria on September 1, 2020 will have a further negative impact on Medicare payments to its TC hospitals.

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

The Medicare Access and CHIP Reauthorization Act of 2015

The Medicare Access and CHIP Reauthorization Act of 2015 (“MACRA”) was signed into law on April 16, 2015. Among other items, MACRA: (1) permanently replaced the sustainable growth rate formula previously used to determine updates to Medicare physician reimbursement, replacing these updates with quality and value measurements and participation in alternate payment models; (2) extended the Medicare Part B outpatient therapy cap exception process until December 31, 2017; (3) extended the 3% add-on payment for home health services delivered to residents in rural areas until December 31, 2017; and (4) set payment updates for post-acute providers at 1% after other adjustments required by the ACA for 2018.

For additional information regarding Medicare and Medicaid reimbursement and other government regulations impacting the Company, see the Company’s Annual Report on Form 10-K for 2017 as filed with the SEC.

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

Hospice.  On April 27, 2018, CMS issued proposed regulations for Medicare reimbursement for hospice providers effective October 1, 2018. These proposed regulations implement a net market basket increase to the standard federal payment rate of 1.8%, consisting of: (1) a market basket increase of 2.9%; (2) a multifactor productivity reduction of 0.8%; and (3) an additional 0.3% reduction as mandated by the ACA.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Other Information (Continued)

Effects of inflation and changing prices (Continued)

Hospital division

On April 24, 2018, CMS issued proposed regulations regarding Medicare reimbursement for LTAC hospitals for the federal fiscal year beginning October 1, 2018. Included in the final regulations are: (1) a net market basket increase to the standard federal payment rate of 0.25%; (2) a wage level budget neutrality factor of 0.999713 applied to the standard federal payment rate; (3) an additional budget neutrality adjustment of 0.990535 applied to the standard federal payment rate; (4) adjustments to area wage indexes; and (5) an increase in the high cost outlier threshold per discharge to $30,639.

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

Kindred Rehabilitation Services

Inpatient rehabilitation hospitals.   On April 27, 2018, CMS issued proposed regulations regarding Medicare reimbursement for IRFs for the federal fiscal year beginning October 1, 2018. These proposed regulations implement a net market basket increase to the standard payment conversion factor of 0.9%, consisting of: (1) a market basket increase of 2.9%; (2) a productivity reduction of 0.8%; and (3) an additional reduction of 0.75% as required by the ACA. These proposed regulations also implement an increase in the high cost outlier threshold per discharge to $10,509.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Condensed Consolidated Statement of Operations

(Unaudited)

(In thousands, except per share amounts)

	2017 Quarters					First quarter
	First	Second	Third	Fourth	Year	2018
Revenues	$1,539,490	$1,535,831	$1,477,820	$1,480,982	$6,034,123	$1,513,789
Salaries, wages and benefits	839,813	833,703	830,558	814,811	3,318,885	845,854
Supplies	80,101	77,784	73,344	72,694	303,923	75,008
Building rent	64,656	64,861	64,422	63,577	257,516	62,488
Equipment rent	8,887	8,861	8,537	8,571	34,856	8,689
Other operating expenses	158,824	182,161	155,949	143,830	640,764	135,717
General and administrative expenses	275,503	266,156	258,834	269,271	1,069,764	265,372
Other (income) expense	30	(2,287)	(638)	(565)	(3,460)	(607)
Litigation contingency expense	-	-	4,000	3,435	7,435	-
Impairment charges	474	135,829	-	244,876	381,179	-
Restructuring charges	10,006	5,050	16,500	53,305	84,861	8,109
Depreciation and amortization	29,820	25,651	24,808	24,526	104,805	24,789
Interest expense	59,328	60,801	61,146	60,136	241,411	61,032
Investment income	(509)	(2,228)	(705)	(57)	(3,499)	(197)
	1,526,933	1,656,342	1,496,755	1,758,410	6,438,440	1,486,254
Income (loss) from continuing operations before income taxes	12,557	(120,511)	(18,935)	(277,428)	(404,317)	27,535
Provision (benefit) for income taxes	2,234	(16,116)	(1,225)	(142,009)	(157,116)	1,228
Income (loss) from continuing operations	10,323	(104,395)	(17,710)	(135,419)	(247,201)	26,307
Discontinued operations, net of income taxes:
Income (loss) from operations	5,059	5,061	(14,291)	(12,683)	(16,854)	(8,770)
Loss on divestiture of operations	(6,166)	(294,039)	(49,663)	(29,392)	(379,260)	(5,790)
Loss from discontinued operations	(1,107)	(288,978)	(63,954)	(42,075)	(396,114)	(14,560)
Net income (loss)	9,216	(393,373)	(81,664)	(177,494)	(643,315)	11,747
Earnings attributable to noncontrolling interests:
Continuing operations	(10,483)	(10,791)	(10,960)	(9,942)	(42,176)	(12,792)
Discontinued operations	(4,481)	(4,954)	(3,162)	(264)	(12,861)	(660)
	(14,964)	(15,745)	(14,122)	(10,206)	(55,037)	(13,452)
Loss attributable to Kindred	$(5,748)	$(409,118)	$(95,786)	$(187,700)	$(698,352)	$(1,705)
Amounts attributable to Kindred stockholders:
Income (loss) from continuing operations	$(160)	$(115,186)	$(28,670)	$(145,361)	$(289,377)	$13,515
Loss from discontinued operations	(5,588)	(293,932)	(67,116)	(42,339)	(408,975)	(15,220)
Net loss	$(5,748)	$(409,118)	$(95,786)	$(187,700)	$(698,352)	$(1,705)
Earnings (loss) per common share:
Basic:
Income (loss) from continuing operations	$-	$(1.32)	$(0.32)	$(1.65)	$(3.31)	$0.15
Discontinued operations:
Income (loss) from operations	-	-	(0.20)	(0.15)	(0.34)	(0.11)
Loss on divestiture of operations	(0.07)	(3.36)	(0.57)	(0.33)	(4.33)	(0.06)
Loss from discontinued operations	(0.07)	(3.36)	(0.77)	(0.48)	(4.67)	(0.17)
Net loss	$(0.07)	$(4.68)	$(1.09)	$(2.13)	$(7.98)	$(0.02)
Diluted:
Income (loss) from continuing operations	$-	$(1.32)	$(0.32)	$(1.65)	$(3.31)	$0.15
Discontinued operations:
Income (loss) from operations	-	-	(0.20)	(0.15)	(0.34)	(0.11)
Loss on divestiture of operations	(0.07)	(3.36)	(0.57)	(0.33)	(4.33)	(0.06)
Loss from discontinued operations	(0.07)	(3.36)	(0.77)	(0.48)	(4.67)	(0.17)
Net loss	$(0.07)	$(4.68)	$(1.09)	$(2.13)	$(7.98)	$(0.02)

Shares used in computing earnings (loss) per common share:
Basic	87,085	87,506	87,597	87,902	87,525	88,526
Diluted	87,085	87,506	87,597	87,902	87,525	88,526

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Operating Data

(Unaudited)

(In thousands)

	2017 Quarters					First quarter
	First	Second	Third	Fourth	Year	2018
Revenues:
Kindred at Home:
Home health	$450,831	$459,176	$453,684	$458,666	$1,822,357	$453,759
Hospice	179,378	185,281	188,414	190,370	743,443	183,628
	630,209	644,457	642,098	649,036	2,565,800	637,387
Hospital division	556,646	540,809	503,138	505,782	2,106,375	547,630
Kindred Rehabilitation Services:
Kindred Hospital Rehabilitation Services	178,115	178,439	173,638	173,723	703,915	178,219
RehabCare	198,126	194,715	179,774	172,852	745,467	172,519
	376,241	373,154	353,412	346,575	1,449,382	350,738
	1,563,096	1,558,420	1,498,648	1,501,393	6,121,557	1,535,755
Eliminations:
Kindred Hospital Rehabilitation Services	(21,148)	(20,086)	(18,376)	(17,788)	(77,398)	(19,321)
RehabCare	(1,878)	(1,867)	(1,893)	(1,895)	(7,533)	(1,993)
Hospitals	(580)	(636)	(559)	(728)	(2,503)	(652)
	(23,606)	(22,589)	(20,828)	(20,411)	(87,434)	(21,966)
	$1,539,490	$1,535,831	$1,477,820	$1,480,982	$6,034,123	$1,513,789

Income (loss) from continuing operations:
Segment adjusted operating income (loss):
Kindred at Home:
Home health	$63,750	$76,592	$66,431	$69,445	$276,218	$59,512
Hospice	27,581	32,784	34,761	34,147	129,273	28,943
	91,331	109,376	101,192	103,592	405,491	88,455
Hospital division	93,438	91,580	61,455	91,014	337,487	104,250
Kindred Rehabilitation Services:
Kindred Hospital Rehabilitation Services	51,760	53,422	49,151	49,059	203,392	53,409
RehabCare	8,704	(13,492)	8,298	3,374	6,884	3,931
	60,464	39,930	57,449	52,433	210,276	57,340
Support center expenses	(60,014)	(62,572)	(60,323)	(66,098)	(249,007)	(57,600)
Litigation contingency expense	-	-	(4,000)	(3,435)	(7,435)	-
Impairment charges	(474)	(135,829)	-	(244,876)	(381,179)	-
Restructuring charges	(8,101)	(3,116)	(14,375)	(14,751)	(40,343)	(6,931)
Building rent	(64,656)	(64,861)	(64,422)	(63,577)	(257,516)	(62,488)
Equipment rent	(8,887)	(8,861)	(8,537)	(8,571)	(34,856)	(8,689)
Restructuring charges - rent	(1,905)	(1,934)	(2,125)	(38,554)	(44,518)	(1,178)
Depreciation and amortization	(29,820)	(25,651)	(24,808)	(24,526)	(104,805)	(24,789)
Interest, net	(58,819)	(58,573)	(60,441)	(60,079)	(237,912)	(60,835)
Income (loss) from continuing operations before income taxes	12,557	(120,511)	(18,935)	(277,428)	(404,317)	27,535
Provision (benefit) for income taxes	2,234	(16,116)	(1,225)	(142,009)	(157,116)	1,228
	$10,323	$(104,395)	$(17,710)	$(135,419)	$(247,201)	$26,307

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Operating Data (Continued)

(Unaudited)

(In thousands)

	2017 Quarters					First quarter
	First	Second	Third	Fourth	Year	2018
Rent:
Kindred at Home:
Home health:
Building	$8,147	$8,078	$7,993	$8,251	$32,469	$8,025
Equipment	306	274	251	197	1,028	272
	8,453	8,352	8,244	8,448	33,497	8,297
Hospice:
Building	4,256	4,118	4,139	4,212	16,725	4,278
Equipment	84	88	82	77	331	78
	4,340	4,206	4,221	4,289	17,056	4,356
Hospital division:
Building	43,271	43,662	43,193	41,914	172,040	41,072
Equipment	7,474	7,480	7,193	7,223	29,370	7,289
	50,745	51,142	50,386	49,137	201,410	48,361
Kindred Rehabilitation Services:
Kindred Hospital Rehabilitation Services:
Building	8,423	8,481	8,559	8,623	34,086	8,647
Equipment	375	381	399	530	1,685	526
	8,798	8,862	8,958	9,153	35,771	9,173
RehabCare:
Building	323	320	317	321	1,281	340
Equipment	621	610	585	516	2,332	494
	944	930	902	837	3,613	834
Support center:
Building	236	202	221	256	915	126
Equipment	27	28	27	28	110	30
	263	230	248	284	1,025	156
Totals:
Building	64,656	64,861	64,422	63,577	257,516	62,488
Equipment	8,887	8,861	8,537	8,571	34,856	8,689
	$73,543	$73,722	$72,959	$72,148	$292,372	$71,177
Depreciation and amortization:
Kindred at Home:
Home health	$3,128	$2,491	$2,662	$2,478	$10,759	$2,101
Hospice	1,285	1,102	946	1,027	4,360	867
	4,413	3,593	3,608	3,505	15,119	2,968
Hospital division	10,874	10,357	10,637	9,959	41,827	10,042
Kindred Rehabilitation Services:
Kindred Hospital Rehabilitation Services	3,843	3,555	3,808	3,675	14,881	3,566
RehabCare	1,845	1,596	338	382	4,161	427
	5,688	5,151	4,146	4,057	19,042	3,993
Support center	8,845	6,550	6,417	7,005	28,817	7,786
	$29,820	$25,651	$24,808	$24,526	$104,805	$24,789

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Operating Data (Continued)

(Unaudited)

(In thousands)

	2017 Quarters					First quarter
	First	Second	Third	Fourth	Year	2018
Capital expenditures, excluding acquisitions (including discontinued operations):
Kindred at Home:
Home health:
Routine	$1,038	$1,066	$1,105	$1,114	$4,323	$1,835
Development	-	-	-	-	-	-
	1,038	1,066	1,105	1,114	4,323	1,835
Hospice:
Routine	629	414	674	662	2,379	655
Development	-	-	-	-	-	-
	629	414	674	662	2,379	655
Hospital division:
Routine	3,123	3,877	3,325	7,979	18,304	6,924
Development	-	-	-	-	-	102
	3,123	3,877	3,325	7,979	18,304	7,026
Kindred Rehabilitation Services:
Kindred Hospital Rehabilitation Services:
Routine	418	1,225	621	479	2,743	1,197
Development	482	2	14	49	547	610
	900	1,227	635	528	3,290	1,807
RehabCare:
Routine	187	183	264	1,186	1,820	315
Development	-	-	-	-	-	-
	187	183	264	1,186	1,820	315
Support center:
Routine:
Information systems	4,109	9,000	8,511	11,444	33,064	4,837
Other	842	66	396	221	1,525	147
	4,951	9,066	8,907	11,665	34,589	4,984
Development	4,951	5,833	6,386	7,913	25,083	2,830
	9,902	14,899	15,293	19,578	59,672	7,814
Discontinued operations - nursing centers:
Routine	1,595	1,565	1,567	921	5,648	500
Development	6	22	15	222	265	-
	1,601	1,587	1,582	1,143	5,913	500
Totals:
Routine	11,941	17,396	16,463	24,006	69,806	16,410
Development	5,439	5,857	6,415	8,184	25,895	3,542
	$17,380	$23,253	$22,878	$32,190	$95,701	$19,952

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Operating Data (Continued)

(Unaudited)

	2017 Quarters					First quarter
	First	Second	Third	Fourth	Year	2018
Kindred at Home:
Home health:
Sites of service (at end of period)	379	377	376	375		375
Revenue mix %:
Medicare	76.7	75.7	74.0	73.8	75.0	72.8
Medicaid	1.7	1.7	1.7	1.6	1.7	1.5
Commercial and other	11.5	11.4	12.7	12.7	12.1	13.1
Commercial paid at episodic rates	10.1	11.2	11.6	11.9	11.2	12.6
Episodic revenues ($ 000s)	$326,881	$334,420	$320,279	$332,595	$1,314,175	$328,634
Total admissions	94,510	89,018	87,156	88,224	358,908	94,913
Same-store total admissions	94,446	88,300	86,312	88,004	357,062	94,697
Total episodic admissions	73,270	69,657	67,790	67,858	278,575	73,206
Same-store total episodic admissions	73,233	69,207	67,191	67,650	277,281	73,022
Medicare episodic admissions	62,404	58,575	56,772	56,829	234,580	60,294
Total episodes	114,964	113,579	111,488	111,411	451,442	114,658
Episodes per admission	1.57	1.63	1.64	1.64	1.62	1.57
Revenue per episode	$2,843	$2,944	$2,873	$2,985	$2,911	$2,866
Hospice:
Sites of service (at end of period)	180	177	178	178		176
Admissions	13,649	12,561	12,236	12,274	50,720	13,853
Same-store admissions	13,436	12,363	11,997	12,162	49,958	13,701
Average length of stay	96	94	97	96	96	96
Patient days	1,193,061	1,215,619	1,239,094	1,243,574	4,891,348	1,217,227
Average daily census	13,256	13,358	13,468	13,517	13,401	13,525
Revenue per patient day	$150	$152	$152	$153	$152	$151
Community Care and other revenues (included in home health business segment) ($ 000s)	$74,095	$74,222	$79,720	$69,974	$298,011	$68,959

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Operating Data (Continued)

(Unaudited)

	2017 Quarters					First quarter
	First	Second	Third	Fourth	Year	2018
Hospitals (excluding sub-acute units and skilled nursing facility):
End of period data:
Number of transitional care hospitals	82	81	77	75		75
Number of licensed beds	6,107	6,041	5,797	5,553		5,553
Revenue mix %:
Medicare	52.8	50.3	50.6	50.2	51.0	49.7
Medicaid	3.9	5.0	4.3	4.1	4.3	3.6
Medicare Advantage	12.2	12.3	12.3	13.5	12.6	14.1
Medicaid Managed	9.1	9.1	10.1	10.1	9.6	10.1
Commercial insurance and other	22.0	23.3	22.7	22.1	22.5	22.5
Patient criteria data:
Revenues:
Compliant patients	86.0%	88.3%	89.1%	91.8%	88.7%	93.7%
Site neutral	14.0%	11.7%	10.9%	8.2%	11.3%	6.3%
Revenues per patient day:
Compliant patients	$1,816	$1,806	$1,799	$1,835	1,814	$1,861
Site neutral	1,041	1,053	1,067	1,047	1,051	1,057
Total	1,645	1,667	1,674	1,729	1,677	1,776
Admissions:
Medicare	7,529	6,743	6,073	5,862	26,207	6,201
Medicaid	354	381	362	287	1,384	310
Medicare Advantage	1,354	1,239	1,197	1,225	5,015	1,464
Medicaid Managed	851	903	861	875	3,490	936
Commercial insurance and other	1,614	1,608	1,483	1,401	6,106	1,522
	11,702	10,874	9,976	9,650	42,202	10,433
Patient days:
Medicare	187,738	173,916	158,083	149,892	669,629	156,561
Medicaid	13,334	13,333	13,429	12,048	52,144	11,463
Medicare Advantage	41,020	40,555	38,338	41,488	161,401	46,098
Medicaid Managed	32,713	32,635	31,249	32,389	128,986	33,697
Commercial insurance and other	53,695	54,809	49,895	47,355	205,754	51,341
	328,500	315,248	290,994	283,172	1,217,914	299,160
Average length of stay:
Medicare	24.9	25.8	26.0	25.6	25.6	25.2
Medicaid	37.7	35.0	37.1	42.0	37.7	37.0
Medicare Advantage	30.3	32.7	32.0	33.9	32.2	31.5
Medicaid Managed	38.4	36.1	36.3	37.0	37.0	36.0
Commercial insurance and other	33.3	34.1	33.6	33.8	33.7	33.7
Weighted average	28.1	29.0	29.2	29.3	28.9	28.7
Revenues per admission:
Medicare	$37,867	$39,219	$40,577	$41,904	$39,746	$42,618
Medicaid	60,091	69,304	57,365	70,352	64,042	61,546
Medicare Advantage	48,555	51,958	50,301	53,834	51,102	51,063
Medicaid Managed	57,736	53,159	57,172	56,881	56,198	57,536
Commercial insurance and other	73,750	76,007	74,435	77,140	75,289	78,476
Weighted average	46,170	48,322	48,818	50,738	48,395	50,935
Revenues per patient day:
Medicare	$1,519	$1,521	$1,559	$1,639	$1,556	$1,688
Medicaid	1,595	1,980	1,546	1,676	1,700	1,664
Medicare Advantage	1,603	1,587	1,571	1,590	1,588	1,622
Medicaid Managed	1,502	1,471	1,575	1,537	1,521	1,598
Commercial insurance and other	2,217	2,230	2,212	2,282	2,234	2,326
Weighted average	1,645	1,667	1,674	1,729	1,677	1,776
Medicare case mix index (discharged patients only)	1.172	1.171	1.180	1.177	1.178	1.224
Average daily census	3,650	3,464	3,163	3,078	3,337	3,324
Occupancy %	67.6	64.3	59.9	61.1	63.3	66.7

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Operating Data (Continued)

(Unaudited)

	2017 Quarters					First quarter
	First	Second	Third	Fourth	Year	2018
Same-hospital data:
End of period data:
Number of transitional care hospitals	75	75	75	75		75
Number of licensed beds	5,553	5,553	5,553	5,553		5,553
Revenue mix %:
Medicare	52.6	50.1	50.6	50.4	51.0	49.7
Medicaid	3.8	4.9	4.2	3.5	4.0	3.6
Medicare Advantage	12.1	12.2	12.4	13.6	12.6	14.1
Medicaid Managed	9.4	9.4	10.2	10.3	9.8	10.1
Commercial insurance and other	22.1	23.4	22.6	22.2	22.6	22.5
Patient criteria data:
Revenues:
Compliant patients	86.4%	88.8%	89.2%	91.8%	89.0%	93.7%
Site neutral	13.6%	11.2%	10.8%	8.2%	11.0%	6.3%
Revenues per patient day:
Compliant patients	$1,818	$1,809	$1,799	$1,818	$1,811	$1,863
Site neutral	1,051	1,048	1,065	1,047	1,053	1,055
Total	1,654	1,673	1,675	1,715	1,678	1,778
Admissions:
Medicare	7,054	6,374	5,942	5,848	25,218	6,201
Medicaid	325	346	342	284	1,297	310
Medicare Advantage	1,273	1,180	1,181	1,222	4,856	1,464
Medicaid Managed	829	864	843	875	3,411	936
Commercial insurance and other	1,520	1,538	1,450	1,397	5,905	1,522
	11,001	10,302	9,758	9,626	40,687	10,433
Patient days:
Medicare	176,507	164,636	154,551	149,387	645,081	156,561
Medicaid	12,357	12,404	12,985	11,777	49,523	11,463
Medicare Advantage	38,520	38,490	37,678	41,378	156,066	46,098
Medicaid Managed	31,982	31,878	30,759	32,355	126,974	33,697
Commercial insurance and other	51,086	52,880	48,593	47,124	199,683	51,341
	310,452	300,288	284,566	282,021	1,177,327	299,160
Average length of stay:
Medicare	25.0	25.8	26.0	25.5	25.6	25.2
Medicaid	38.0	35.8	38.0	41.5	38.2	37.0
Medicare Advantage	30.3	32.6	31.9	33.9	32.1	31.5
Medicaid Managed	38.6	36.9	36.5	37.0	37.2	36.0
Commercial insurance and other	33.6	34.4	33.5	33.7	33.8	33.7
Weighted average	28.2	29.1	29.2	29.3	28.9	28.7
Revenues per admission:
Medicare	$38,305	$39,525	$40,600	$41,703	$39,942	$42,626
Medicaid	59,603	70,702	57,650	58,704	61,852	61,477
Medicare Advantage	48,898	51,845	50,144	53,851	51,163	51,053
Medicaid Managed	58,086	54,505	57,535	56,830	56,720	57,580
Commercial insurance and other	74,650	76,443	74,433	76,948	75,607	78,786
Weighted average	46,672	48,751	48,843	50,237	48,563	50,986
Revenues per patient day:
Medicare	$1,531	$1,530	$1,561	$1,633	$1,561	$1,688
Medicaid	1,568	1,972	1,518	1,416	1,620	1,665
Medicare Advantage	1,616	1,589	1,572	1,590	1,592	1,621
Medicaid Managed	1,506	1,477	1,577	1,537	1,524	1,598
Commercial insurance and other	2,221	2,223	2,221	2,281	2,236	2,336
Weighted average	1,654	1,673	1,675	1,715	1,678	1,778
Average daily census	3,449	3,300	3,093	3,065	3,226	3,324

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Operating Data (Continued)

(Unaudited)

	2017 Quarters					First quarter
	First	Second	Third	Fourth	Year	2018
Kindred Rehabilitation Services:
Kindred Hospital Rehabilitation Services:
Freestanding IRFs:
End of period data:
Number of IRFs	19	19	19	19		19
Number of licensed beds	995	995	995	995		995
Discharges (a)	4,775	4,766	4,755	5,011	19,307	5,029
Same-hospital discharges (a)	4,775	4,517	4,477	4,671	18,440	5,029
Occupancy % (a)	71.4	70.0	68.8	71.2	70.4	73.2
Average length of stay (a)	12.8	12.8	12.7	12.5	12.7	12.5
Revenue per discharge (a)	$20,097	$20,620	$20,329	$19,523	$20,134	$20,020
Contract services:
Sites of service (at end of period):
Inpatient rehabilitation units (ARUs)	101	102	101	99		98
LTAC hospitals	119	116	110	104		103
Sub-acute units	7	6	6	4		4
Outpatient units	129	121	123	123		123
	356	345	340	330		328
Revenue per site	$227,100	$228,534	$222,504	$225,919	$904,057	$232,321
RehabCare:
Sites of service (at end of period)	1,703	1,734	1,624	1,616		1,580
Revenue per site	$116,340	$112,292	$110,699	$106,963	$446,294	$109,189

(a)	Excludes non-consolidating IRF.

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

The following table provides information about the Company’s financial instruments as of March 31, 2018 that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted average interest rates by expected maturity date.

Interest Rate Sensitivity

Principal (Notional) Amount by Expected Maturity

Average Interest Rate

(Dollars in thousands)

	Expected maturities
	2018	2019	2020	2021	2022	Thereafter	Total	Fair value March 31, 2018
Liabilities:
Long-term debt, including amounts due within one year:
Fixed rate:
Notes due 2020 (a)	$-	$-	$750,000	$-	$-	$-	$750,000	$796,875
Notes due 2022 (a)	-	-	-	-	500,000	-	500,000	503,750
Notes due 2023 (a)	-	-	-	-	-	600,000	600,000	633,660
Other	247	257	18	-	-	-	522	522	(b)
	$247	$257	$750,018	$-	$500,000	$600,000	$1,850,522	$1,934,807
Average interest rate	3.1%	3.3%	8.0%		6.4%	8.8%
Variable rate:
ABL Facility (c)	$-	$119,500	$-	$-	$-	$-	$119,500	$119,500
Term Loan Facility (a,d,e)	10,525	14,034	14,034	1,313,326	-	-	1,351,919	1,355,299
	$10,525	$133,534	$14,034	$1,313,326	$-	$-	$1,471,419	$1,474,799

(a)

The expected maturities exclude total debt issuance costs, net of accumulated amortization, of approximately $37 million, comprised of $4 million for the Notes due 2020, $5 million for the Notes due 2022, $6 million for the Notes due 2023, and $22 million for the Term Loan Facility.

(b)	Calculated based upon the net present value of future principal and interest payments using an average interest rate of 3.2%.
(c)

Interest on borrowings under the ABL Facility is payable at a rate per annum equal to the applicable margin plus, at the Company’s option, either: (1) LIBOR determined by reference to the costs of funds for Eurodollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, or (2) a base rate determined by reference to the highest of: (a) the prime rate of JPMorgan Chase Bank, N.A., (b) the federal funds effective rate plus one-half of 1.00% and (c) LIBOR as described in subclause (1) plus 1.00%. At March 31, 2018, the applicable margin for borrowings under the ABL Facility was 2.00% with respect to LIBOR borrowings and 1.00% with respect to base rate borrowings. The applicable margin is subject to adjustment each fiscal quarter, based upon average historical excess availability during the preceding quarter.

(d)

Interest on borrowings under the Term Loan Facility is payable at a rate per annum equal to an applicable margin plus, at the Company’s option, either: (1) LIBOR determined by reference to the costs of funds for Eurodollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, or (2) a base rate determined by reference to the highest of: (a) the prime rate of JPMorgan Chase Bank, N.A., (b) the federal funds effective rate plus one-half of 1.00% and (c) LIBOR described in subclause (1) plus 1.00%. LIBOR is subject to an interest rate floor of 1.00%. The applicable margin for borrowings under the Term Loan Facility is 3.50% with respect to LIBOR borrowings and 2.50% with respect to base rate borrowings. The expected maturities for the Term Loan Facility exclude the original issue discount of approximately $5 million.

(e)

In January 2016, the Company entered into three interest rate swap agreements to hedge its floating interest rate on an aggregate of $325 million of debt outstanding under its Term Loan Facility. The interest rate swaps have an effective date of January 11, 2016, and expire on January 9, 2021. The Company is required to make payments based upon a fixed interest rate of 1.862% and 1.855% calculated on the notional amount of $175 million and $150 million, respectively. In exchange, the Company will receive interest on $325 million at a variable interest rate that is based upon the three-month LIBOR, subject to a minimum rate of 1.0%. In March 2014, the Company entered into an interest rate swap agreement to hedge its floating interest rate on an aggregate of $400 million of debt outstanding under its Term Loan Facility. On April 8, 2014, the Company completed a novation of a portion of its $400 million swap agreement to two new counterparties, each in the amount of $125 million. The original swap contract was not amended, terminated, or otherwise modified. The interest rate swap had an effective date of April 9, 2014, expired on April 9, 2018, and applied to the Term Loan Facility. The Company made payments based upon a fixed interest rate of 1.867% calculated on the notional amount of $400 million. In exchange, the Company received interest on $400 million at a variable interest rate that was based upon the three-month LIBOR, subject to a minimum rate of 1.0%.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures and Changes in Internal Control Over Financial Reporting

The Company has carried out an evaluation under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2018, the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, are effective.

There has been no change in the Company’s internal control over financial reporting during the Company’s quarter ended March 31, 2018, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

The Company provides services in a highly regulated industry and is a party to various legal actions and regulatory and other governmental and internal audits and investigations in the ordinary course of business (including investigations resulting from the Company’s obligation to self-report suspected violations of law). The Company cannot predict the ultimate outcome of pending litigation and regulatory and other governmental and internal audits and investigations. The DOJ, CMS, or other federal and state enforcement and regulatory agencies may conduct additional investigations related to the Company’s businesses in the future. These matters could potentially subject the Company to sanctions, damages, recoupments, fines, and other penalties (some of which may not be covered by insurance), which may, either individually or in the aggregate, have a material adverse effect on the Company’s business, financial position, results of operations, and liquidity. See note 16 of the notes to unaudited condensed consolidated financial statements for a description of pending legal proceedings, governmental reviews, audits, and investigations to which the Company is subject.

Shareholder derivative action

On March 16, 2016, a shareholder derivative action (previously defined as the “Complaint”) was filed against certain of the Company’s current and former officers and directors in circuit court for Jefferson County, Kentucky. The Complaint also named the Company as a nominal defendant. The Complaint alleged that the named current and former officers and directors breached their respective duties of good faith, loyalty, and candor, and other general fiduciary duties owed to the Company and its shareholders by, among other things, failing to exercise reasonable and prudent supervision over the management, policies, and controls of the Company in order to detect practices that existed at RehabCare resulting in the Company having to enter into two separate settlement agreements with the DOJ. The Complaint was settled in January 2018 in exchange for the Company’s agreement to pay the plaintiff $950,000 in fees and expenses. The Company previously recorded a loss reserve of $1.0 million in the third quarter of 2017 related to this matter.

Six purported class action complaints related to the Merger were filed on behalf of putative classes of the Company’s public stockholders (previously defined as the “Merger Complaints”). Four of these complaints were filed in the United States District Court for the District of Delaware: Sehrgosha v. Kindred Healthcare, Inc., et al., filed on February 8, 2018; Carter v. Kindred Healthcare, Inc., et al., filed on February 14, 2018; Rosenfeld v. Kindred Healthcare, Inc., et al., filed on February 15, 2018; and Einhorn v. Kindred Healthcare, Inc., et al., filed on February 21, 2018. The remaining two complaints were filed in the United States District Court for the Western District of Kentucky: Tompkins v. Kindred Healthcare, Inc., et al., filed on February 9, 2018; and Buskirk v. Kindred Healthcare, Inc., et al., filed on February 13, 2018. The Company and individual members of the Board are named as defendants in each of the actions. The Tompkins action also names as defendants TPG, WCAS, Humana, Parent, HospitalCo Parent and Merger Sub. The Merger Complaints generally allege that the defendants violated the Exchange Act by failing to disclose material information in the Company’s preliminary proxy statement filed on February 5, 2018. The Merger Complaints seek, among other things, injunctive relief prohibiting the stockholder vote to approve the Merger and unspecified compensatory damages and attorneys’ fees. On March 5, 2018, the plaintiffs jointly agreed to voluntarily dismiss the Merger Complaints in exchange for the Company’s agreement to file supplemental disclosures with the SEC. The supplemental disclosures were filed on March 6, 2018. Negotiations concerning legal fees are ongoing.

On March 8, 2018, Brigade Capital filed a stockholder complaint in the Court of Chancery for the State of Delaware against the Company, each of the Board members, TPG, WCAS, and Humana alleging that the Company and the Board engaged in a flawed sales process, and filed a proxy and supplemental proxy that contain materially misleading disclosures and material omissions. Brigade Capital also filed a motion to expedite proceedings in support of anticipated motion to preliminarily enjoin the March 29, 2018 shareholder vote. The court permitted limited expedited discovery on one allegation concerning a potential conflict of interest involving one board member, and conducted a hearing on the injunction motion on March 27, 2018. Following argument, the court denied Brigade Capital’s request for injunctive relief, but required the Company to hold the scheduled shareholder vote open for five additional business days (or to reschedule the shareholder vote five business days later) to permit shareholders to perfect their appraisal rights, should they so choose. On April 23, 2018, Brigade Capital filed its notice of dismissal with the court dismissing this matter with prejudice.

PART II.  OTHER INFORMATION (Continued)

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total number of shares (or units) purchased (a)	Average price paid per share (or unit) (b)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
Month #1 (January 1 – January 31)	5,701	$9.69	–	$–
Month #2 (February 1 – February 28)	78,301	9.03	–	–
Month #3 (March 1 – March 31)	249,686	9.14	–	–
Total	333,688	$9.12	–	$–

(a)

These amounts represent shares of the Company’s Common Stock withheld to offset tax withholding obligations that are triggered upon the vesting and release of service-based and performance-based restricted share awards previously granted under the Company’s stock-based compensation plans for its employees (the “Withheld Shares”). The total tax withholding obligation is calculated by dividing the closing price of the Company’s Common Stock on the New York Stock Exchange on the applicable vesting date to determine the total number of Withheld Shares required to be withheld to satisfy such withholding obligation.

(b)	The average price per share for each period was calculated by dividing the sum of the aggregate value of the Withheld Shares by the total number of Withheld Shares.

Item 6. Exhibits

Exhibit number	Description of document
10.1*#	Amendment No. 3 to the Second Amended and Restated Master Lease Agreement No. 5, among Kindred Healthcare, Inc., Kindred Healthcare Operating, Inc., and Ventas Realty, Limited Partnership.

31*	Rule 13a-14(a)/15d-14(a) Certifications.

32*	Section 1350 Certifications.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
#	The Company will furnish supplementally to the SEC upon request a copy of any omitted exhibit or schedule.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KINDRED HEALTHCARE, INC.
Date: May 8, 2018	/S/ Benjamin A. Breier
Benjamin A. Breier
President and Chief Executive Officer
Date: May 8, 2018	/S/ Stephen D. Farber
Stephen D. Farber
Executive Vice President, Chief Financial Officer